Form 10-Q
period 2012-03-31
Phillips 66
filed 2012-05-16
CIK 1534701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2012

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	001-35349

Phillips 66

(Exact name of registrant as specified in its charter)

Delaware	45-3779385
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

600 North Dairy Ashford, Houston, TX 77079

(Address of principal executive offices) (Zip Code)

281-293-6600

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  [    ]    No  [X]*

*	The registrant became subject to such requirements on April 12, 2012, and it has filed all reports so required since that date.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  [X]    No  [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [X] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [    ]    No  [X]

The registrant had 625,272,302 shares of common stock, $.01 par value, outstanding as of April 30, 2012.

PHILLIPS 66

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Combined Statement of Income	Phillips 66

	Millions of Dollars
	Three Months Ended March 31
	2012	2011

Revenues and Other Income
Sales and other operating revenues*	$45,783	44,779
Equity in earnings of affiliates	734	690
Net gain on dispositions	2	3
Other income	1	1

Total Revenues and Other Income	46,520	45,473

Costs and Expenses
Purchased crude oil and products	40,328	39,348
Operating expenses	1,092	1,042
Selling, general and administrative expenses	349	323
Depreciation and amortization	216	219
Impairments	43	—
Taxes other than income taxes*	3,420	3,480
Accretion on discounted liabilities	5	5
Interest and debt expense	13	4
Foreign currency transaction gains	(15)	(43)

Total Costs and Expenses	45,451	44,378

Income before income taxes	1,069	1,095
Provision for income taxes	431	418

Net income	638	677
Less: net income attributable to noncontrolling interests	2	1

Net Income Attributable to Phillips 66	$636	676

* Includes excise taxes on petroleum product sales:	$3,321	3,383

See Notes to Combined Financial Statements.

Combined Statement of Comprehensive Income	Phillips 66

	Millions of Dollars

	Three Months Ended March 31

	2012	2011

Net Income	$638	677

Other comprehensive income (loss)
Defined benefit plans
Net gain arising during the period	—	—
Reclassification adjustment for amortization of prior net losses included in net income	2	1

Net change	2	1
Other plans*	3	6
Income taxes on defined benefit plans	(2)	(3)

Defined benefit plans, net of tax	3	4

Foreign currency translation adjustments	54	24
Income taxes on foreign currency adjustments	(20)	(48)

Foreign currency translation adjustments, net of tax	34	(24)

Hedging activities	1	1
Income taxes on hedging activities	—	—

Hedging activities, net of tax	1	1

Other Comprehensive Income (Loss), Net of Tax	38	(19)

Comprehensive Income	676	658
Less: comprehensive income attributable to noncontrolling interests	2	1

Comprehensive Income Attributable to Phillips 66	$674	657

*	Plans for which Phillips 66 is not the primary obligor—primarily those administered by equity affiliates.

See Notes to Combined Financial Statements.

Combined Balance Sheet	Phillips 66

	Millions of Dollars

	March 31 2012	December 31 2011

Assets
Cash and cash equivalents	$—	—
Restricted cash	6,050	—
Accounts and notes receivable (net of allowance of $31 million in 2012 and $13 million in 2011)	9,627	8,354
Accounts and notes receivable—related parties	1,693	1,671
Inventories	5,040	3,466
Prepaid expenses and other current assets	718	457

Total Current Assets	23,128	13,948
Investments and long-term receivables	10,795	10,306
Net properties, plants and equipment	14,854	14,771
Goodwill	3,329	3,332
Intangibles	730	732
Other assets	162	122

Total Assets	$52,998	43,211

Liabilities
Accounts payable	$11,785	10,007
Accounts payable—related parties	1,029	785
Short-term debt	207	30
Accrued income and other taxes	1,195	1,087
Employee benefit obligations	35	64
Other accruals	461	411

Total Current Liabilities	14,712	12,384
Long-term debt	5,971	361
Asset retirement obligations and accrued environmental costs	774	787
Deferred income taxes	6,008	5,803
Employee benefit obligations	119	117
Other liabilities and deferred credits	471	466

Total Liabilities	28,055	19,918

Net Investment
Accumulated other comprehensive income	160	122
Net parent company investment	24,752	23,142

Total	24,912	23,264
Noncontrolling interests	31	29

Total Net Investment	24,943	23,293

Total Liabilities and Net Investment	$52,998	43,211

See Notes to Combined Financial Statements.

Combined Statement of Cash Flows	Phillips 66

	Millions of Dollars

	Three Months Ended March 31

	2012	2011

Cash Flows From Operating Activities
Net income	$638	677
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	216	219
Impairments	43	—
Accretion on discounted liabilities	5	5
Deferred taxes	169	59
Undistributed equity earnings	(349)	(308)
Net gain on dispositions	(2)	(3)
Other	(178)	(58)
Working capital adjustments
Decrease (increase) in accounts and notes receivable	(1,291)	(453)
Decrease (increase) in inventories	(1,518)	(2,903)
Decrease (increase) in prepaid expenses and other current assets	(183)	(470)
Increase (decrease) in accounts payable	1,996	1,572
Increase (decrease) in taxes and other accruals	93	163

Net Cash Used in Operating Activities	(361)	(1,500)

Cash Flows From Investing Activities
Capital expenditures and investments	(218)	(165)
Proceeds from asset dispositions	6	31
Other	—	1

Net Cash Used in Investing Activities	(212)	(133)

Cash Flows From Financing Activities
Contributions from parent company	891	1,639
Issuance of debt	5,794	—
Repayment of debt	(7)	(6)
Change in restricted cash	(6,050)	—
Other	(55)	—

Net Cash Provided by Financing Activities	573	1,633

Net Change in Cash and Cash Equivalents	—	—
Cash and cash equivalents at beginning of period	—	—

Cash and Cash Equivalents at End of Period	$—	—

See Notes to Combined Financial Statements.

Notes to Combined Financial Statements	Phillips 66

Note 1—Separation and Basis of Presentation

The Separation

On April 4, 2012, the ConocoPhillips Board of Directors approved the separation of its downstream businesses into an independent, publicly traded company named Phillips 66. In accordance with a separation and distribution agreement, the two companies were separated by ConocoPhillips distributing to its stockholders all 625,272,302 shares of common stock of Phillips 66 after the market closed on April 30, 2012. Each ConocoPhillips shareholder received one share of Phillips 66 stock for every two shares of ConocoPhillips stock held at the close of business on the record date of April 16, 2012. Fractional shares of Phillips 66 common stock were not distributed and any fractional shares of Phillips 66 common stock otherwise issuable to a ConocoPhillips shareholder were sold in the open market on such shareholder’s behalf, and such shareholder received a cash payment with respect to that fractional share. In conjunction with the separation, ConocoPhillips received a private letter ruling from the Internal Revenue Service to the effect that, based on certain facts, assumptions, representations and undertakings set forth in the ruling, for U.S. federal income tax purposes, the distribution of Phillips 66 stock was not taxable to ConocoPhillips or U.S. holders of ConocoPhillips common stock, except in respect to cash received in lieu of fractional share interests. Following the separation, ConocoPhillips retained no ownership interest in Phillips 66, and each company now has separate public ownership, boards of directors and management. A registration statement on Form 10, as amended through the time of its effectiveness, describing the separation was filed by Phillips 66 with the U.S. Securities and Exchange Commission (SEC) and was declared effective on April 12, 2012 (the Form 10). On May 1, 2012, Phillips 66 stock began trading the “regular-way” on the New York Stock Exchange under the “PSX” stock symbol. Pursuant to the separation and distribution agreement with ConocoPhillips, on April 30, 2012, we made a special cash distribution to ConocoPhillips of $5.95 billion. This special cash distribution is subject to true-up adjustments based on subsequent working capital determinations.

Basis of Presentation

The combined financial statements included in this Quarterly Report on Form 10-Q were derived from the consolidated financial statements and accounting records of ConocoPhillips. These financial statements reflect the combined historical results of operations, financial position and cash flows of ConocoPhillips’ refining, marketing and transportation operations; its natural gas gathering, processing, transmission and marketing operations, primarily conducted through its equity investment in DCP Midstream, LLC (DCP Midstream); its petrochemical operations, conducted through its equity investment in Chevron Phillips Chemical Company LLC (CPChem); its power generation operations; and an allocable portion of its corporate costs. Although the legal transfer of these downstream businesses of ConocoPhillips to Phillips 66 took place subsequent to March 31, 2012, for ease of reference, these combined financial statements are collectively referred to as those of Phillips 66. Unless otherwise stated or the context otherwise indicates, all references to “us,” “our” or “we” for a time period prior to the separation mean the downstream businesses of ConocoPhillips. For time periods after the separation, these terms refer to the legal entity Phillips 66.

These financial statements have been presented as if such downstream businesses had been combined for all periods presented. All intercompany transactions and accounts within Phillips 66 were eliminated. The assets and liabilities in the combined financial statements were reflected on a historical cost basis, as immediately prior to the separation all of the assets and liabilities presented were wholly owned by ConocoPhillips and were transferred within the ConocoPhillips consolidated group. The combined statement of income also included expense allocations for certain corporate functions historically performed by ConocoPhillips and not allocated to its operating segments, including allocations of general corporate expenses related to executive oversight, accounting, treasury, tax, legal, procurement and information technology. These allocations were based primarily on specific identification of time and/or activities associated with Phillips 66, employee headcount or capital expenditures. Our management believes the assumptions underlying the combined financial statements, including the assumptions regarding allocating general corporate expenses from ConocoPhillips, were reasonable. Nevertheless, the combined financial statements may not include all of the actual expenses that would have been incurred had we been a stand-alone company during the periods presented and may not reflect our combined results of operations, financial position and cash flows had we been a stand-alone company during the periods presented. Actual costs that would have been incurred if we had been a stand-alone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure.

ConocoPhillips uses a centralized approach to the cash management and financing of its operations. Prior to the separation, our cash was transferred to ConocoPhillips daily and ConocoPhillips funded our operating and investing activities as needed. Accordingly, the cash and cash equivalents held by ConocoPhillips at the corporate level were not allocated to us for any of the periods presented. We reflected transfers of cash to and from ConocoPhillips’ cash management system as a component of “Net parent company investment” on our combined balance sheet. We have included debt incurred from our direct financing on our balance sheet and interest and debt expense related to that debt in our combined statement of income, as this debt is specific to our business. We have not included interest expense for intercompany cash advances from ConocoPhillips, since historically ConocoPhillips has not allocated interest expense related to intercompany advances to any of its businesses.

Note 2—Interim Financial Information

The interim-period financial information presented in the financial statements included in this report is unaudited and includes all known accruals and adjustments necessary, in the opinion of management, for a fair presentation of the combined financial position of Phillips 66 and its results of operations and cash flows for the periods presented. All such adjustments are of a normal and recurring nature. To enhance your understanding of these interim financial statements, see the combined financial statements and notes included in Amendment No. 3 to the Form 10.

Note 3—Inventories

Inventories consisted of the following:

	December 31	December 31
	Millions of Dollars
	March 31 2012	December 31 2011

Crude oil and petroleum products	$4,760	3,193
Materials and supplies	280	273

	$5,040	3,466

Inventories valued on the last-in, first-out (LIFO) basis totaled $4,616 million and $3,046 million at March 31, 2012, and December 31, 2011, respectively. The estimated excess of current replacement cost over LIFO cost of inventories amounted to approximately $9,300 million and $8,600 million at March 31, 2012, and December 31, 2011, respectively.

Note 4—Assets Held for Sale or Sold

In the first quarter of 2012, equipment formerly associated with the cancelled Wilhelmshaven Refinery upgrade project was classified as held for sale. At March 31, 2012, the equipment had a net carrying value of $32 million, primarily properties, plants and equipment (PP&E). See Note 7—Impairments for additional information.

Subsequent to March 31, 2012, our refinery located on the Delaware River in Trainer, Pennsylvania was classified as held for sale. The refinery and associated terminal and pipeline assets are included in our Refining and Marketing segment and, at March 31, 2012, had a net carrying value of $15 million, which included $37 million of PP&E, $25 million of allocated goodwill and a $53 million asset retirement obligation. In late-April 2012, we entered into an agreement to sell the Trainer Refinery and associated terminal and pipeline assets for approximately $180 million, subject to normal working capital adjustments. The sale is expected to close in the second quarter of 2012, subject to regulatory approvals.

Note 5—Investments and Long-Term Receivables

Equity Investments

Summarized 100 percent financial information for WRB Refining LP and CPChem combined, was as follows:

	2012	2012
	Millions of Dollars
	Three Months Ended March 31
	2012	2011

Revenues	$8,547	7,127
Income before income taxes	1,099	878
Net income	1,082	863

Other

Merey Sweeny, L.P. (MSLP) is a limited partnership that owns a delayed coker and related facilities at the Sweeny Refinery. MSLP processes long residue, which is produced from heavy sour crude oil, for a processing fee. Fuel-grade petroleum coke is produced as a by-product and becomes the property of MSLP. Prior to August 28, 2009, MSLP was owned 50/50 by ConocoPhillips and Petróleos de Venezuela S.A. (PDVSA). Under the agreements that govern the relationships between the partners, certain defaults by PDVSA with respect to supply of crude oil to the Sweeny Refinery gave ConocoPhillips the right to acquire PDVSA’s 50 percent ownership interest in MSLP, which was exercised on August 28, 2009. PDVSA has initiated arbitration with the International Chamber of Commerce challenging the exercise of the call right and claiming it was invalid. The arbitral tribunal is scheduled to hold hearings on the merits of the dispute in December 2012. We continue to use the equity method of accounting for our investment in MSLP.

Note 6—Properties, Plants and Equipment

Our investment in PP&E, with the associated accumulated depreciation and amortization (Accum. D&A), was:

	Millions of Dollars
	March 31, 2012			December 31, 2011
	Gross PP&E	Accum. D&A	Net PP&E	Gross PP&E	Accum. D&A	Net PP&E

R&M
Refining	$19,654	6,829	12,825	19,400	6,651	12,749
Transportation	2,384	948	1,436	2,359	931	1,428
Marketing and Other	1,339	768	571	1,319	745	574

Total R&M	23,377	8,545	14,832	23,078	8,327	14,751

Midstream	62	49	13	64	51	13
Chemicals	—	—	—	—	—	—
Corporate and Other	17	8	9	14	7	7

	$23,456	8,602	14,854	23,156	8,385	14,771

Note 7—Impairments

During the first three months of 2012 and 2011, we recognized the following before-tax impairment charges:

	2012	2012
	Millions of Dollars
	Three Months Ended March 31
	2012	2011

R&M
United States	$1	—
International	42	—

	$43	—

In the first quarter of 2012, we recorded a $42 million held-for-sale impairment in our R&M segment related to equipment formerly associated with the canceled Wilhelmshaven Refinery upgrade project.

Fair Value Remeasurements

There were no material fair value impairments for the three-month period ended March 31, 2011. The following table shows the values of assets at March 31, 2012, by major category, measured at fair value on a nonrecurring basis in periods subsequent to their initial recognition:

	Measurements	Measurements	Measurements
	Millions of Dollars
	Fair Value *	Fair Value Measurements Using Level 1 Inputs	Before-Tax Loss
March 31, 2012
Net properties, plants and equipment (held for sale)	$32	32	42

*	Represents the fair value at the time of the impairment.

During the three-month period ended March 31, 2012, net PP&E held for sale with a carrying amount of $74 million were written down to their fair value of $32 million, resulting in a before-tax loss of $42 million. The fair value was primarily determined by negotiated selling prices with third parties.

Note 8—Debt

Debt Issuance

During March 2012, we issued, through a private placement, $5.8 billion of debt consisting of:

•	$0.8 billion aggregate principal amount of 1.950% Senior Notes due 2015.

•	$1.5 billion aggregate principal amount of 2.950% Senior Notes due 2017.

•	$2.0 billion aggregate principal amount of 4.300% Senior Notes due 2022.

•	$1.5 billion aggregate principal amount of 5.875% Senior Notes due 2042.

The notes are guaranteed by Phillips 66 Company, a wholly owned subsidiary. In connection with the private placement, we and Phillips 66 Company granted the initial purchasers of the notes certain registration rights under a Registration Rights Agreement. We have agreed for the benefit of the holders of the notes to use our commercially reasonable efforts to file and cause to be effective a registration statement with the SEC on an appropriate form with respect to a registered offer to exchange each series of notes for new notes that are guaranteed by Phillips 66 Company with terms substantially identical in all material respects to such series of notes. Generally, we have one year from the issuance of the senior notes to complete the exchange offer.

At March 31, 2012, the net proceeds from the offering were held in two segregated escrow accounts for the benefit of the note holders, and these funds were restricted as to withdrawal and usage. Accordingly, the net proceeds of the offering of $5.76 billion, along with approximately $290 million of funds sufficient to pay a mandatory redemption price plus accrued interest to the note holders had the separation not occurred, were included in the “Restricted cash” line on our combined balance sheet at March 31, 2012. The amounts in the escrow accounts were released to us at the separation date of April 30, 2012.

Credit Facilities

In February 2012, we entered into a five-year revolving credit agreement with a syndicate of financial institutions. Under the terms of the revolving credit agreement, upon the consummation of the separation and the satisfaction of certain other conditions, we had, as of April 30, 2012, a borrowing capacity of up to $4.0 billion. We have not borrowed under this facility.

The revolving credit agreement contains covenants that we consider usual and customary for an agreement of this type for comparable commercial borrowers, including a maximum consolidated net debt-to-capitalization ratio of 60 percent. The agreement has customary events of default, such as nonpayment of principal when due; nonpayment of interest, fees or other amounts; violation of covenants; cross-payment default and cross-acceleration (in each case, to indebtedness in excess of a threshold amount); and a change of control.

Borrowings under the credit agreement will incur interest at LIBOR plus a margin based on the credit rating of our senior unsecured long-term debt as determined from time to time by S&P and Moody’s. The revolving credit agreement also provides for customary fees, including administrative agent fees and commitment fees.

April 2012 Transactions

•	We entered into a trade receivables securitization facility with an aggregate borrowing capacity of $1.2 billion and a tenor of three years. No amount has been drawn under the facility.

•	Approximately $185 million of previously existing debt was retired.

•

We closed the financing of $2.0 billion of new debt as a three-year amortizing term loan. The term loan incurs interest at a variable rate based on referenced rates plus a margin dependent upon the credit rating of our senior unsecured long-term debt as determined from time to time by S&P and Moody’s.

Note 9—Noncontrolling Interests

Activity related to the net investment attributable to noncontrolling interests for the three-month periods ended March 31, 2012 and 2011, was as follows:

	Millions of Dollars
	2012			2011
	Total Net Parent Company Investment	Non- Controlling Interests	Total Net Investment	Total Net Parent Company Investment	Non- Controlling Interests	Total Net Investment

Balance at January 1	$23,264	29	23,293	26,001	25	26,026
Net income	636	2	638	676	1	677
Distributions to noncontrolling interests	—	—	—	—	—	—
Net transfers from parent company	974	—	974	1,732	—	1,732
Other changes, net*	38	—	38	(19)	—	(19)

Balance at March 31	$24,912	31	24,943	28,390	26	28,416

*	Includes components of other comprehensive income, which are disclosed separately in the Combined Statement of Comprehensive Income.

Note 10—Guarantees

At March 31, 2012, we were liable for certain contingent obligations under various contractual arrangements as described below. We recognize a liability, at inception, for the fair value of our obligation as a guarantor for newly issued or modified guarantees. Unless the carrying amount of the liability is noted below, we have not recognized a liability either because the guarantees were issued prior to December 31, 2002, or because the fair value of the obligation is immaterial. In addition, unless otherwise stated, we are not currently performing with any significance under the guarantee and expect future performance to be either immaterial or have only a remote chance of occurrence.

Guarantees of Joint Venture Debt

At March 31, 2012, we had guarantees outstanding for our portion of certain joint venture debt obligations, which have remaining terms of up to 14 years. The maximum potential amount of future payments under the guarantees is approximately $49 million. Payment would be required if a joint venture defaults on its debt obligations.

In April 2012, in connection with the separation, we issued a guarantee for 100 percent of the 8.85% Senior Notes issued by MSLP in July 1999. The maximum potential amount of future payments to third parties under the guarantee is estimated to be $251 million, which could become payable if MSLP fails to meet its obligations under the Senior Note agreement. Also in connection with the separation, we provided a guarantee to ConocoPhillips for its 50 percent direct guarantee of Senior Notes issued by Excel Paralubes in 1995. The maximum potential amount of future payments to third parties under this guarantee is estimated to be $116 million, which could become payable if Excel fails to meet its obligations under the Senior Note agreement.

Other Guarantees

We have other guarantees with maximum future potential payment amounts totaling $188 million, which consist primarily of guarantees to fund the short-term cash liquidity deficits of certain joint ventures and guarantees of the lease payment obligations of a joint venture. These guarantees generally have remaining terms of up to 13 years or life of the venture.

Indemnifications

Over the years, we have entered into various agreements to sell ownership interests in certain corporations, joint ventures and assets that gave rise to qualifying indemnifications. Agreements associated with these sales include indemnifications for taxes, environmental liabilities, permits and licenses, employee claims, real estate indemnity against tenant defaults, and litigation. The terms of these indemnifications vary greatly. The majority of these indemnifications are related to environmental issues, relative to which the term is generally indefinite and the maximum amount of future payments is generally unlimited. The carrying amount recorded for these indemnifications at March 31, 2012, was $272 million. We amortize the indemnification liability over the relevant time period, if one exists, based on the facts and circumstances surrounding each type of indemnity. In cases where the indemnification term is indefinite, we will reverse the liability when we have information the liability is essentially relieved or amortize the liability over an appropriate time period as the fair value of our indemnification exposure declines. Although it is reasonably possible future payments may exceed amounts recorded, due to the nature of the indemnifications, it is not possible to make a reasonable estimate of the maximum potential amount of future payments. Included in the recorded carrying amount were $153 million of environmental accruals for known contamination that are included in asset retirement obligations and accrued environmental costs at March 31, 2012. For additional information about environmental liabilities, see Note 11—Contingencies and Commitments.

Indemnification and Release Agreement

In conjunction with, and effective as of, the separation, we entered into an Indemnification and Release Agreement with ConocoPhillips. This agreement governs the treatment between ConocoPhillips and us of all aspects relating to indemnification, insurance, litigation responsibility and management, and litigation document sharing and cooperation arising in connection with the separation. Generally, the agreement provides for cross-indemnities principally designed to place financial responsibility for the obligations and liabilities of our business with us and financial responsibility for the obligations and liabilities of ConocoPhillips’ business with ConocoPhillips. The agreement also establishes procedures for handling claims subject to indemnification and related matters.

Note 11—Contingencies and Commitments

A number of lawsuits involving a variety of claims have been made against Phillips 66 that arose in the ordinary course of business. We also may be required to remove or mitigate the effects on the environment of the placement, storage, disposal or release of certain chemical, mineral and petroleum substances at various active and inactive sites. We regularly assess the need for accounting recognition or disclosure of these contingencies. In the case of all known contingencies (other than those related to income taxes), we accrue a liability when the loss is probable and the amount is reasonably estimable. If a range of amounts can be reasonably estimated and no amount within the range is a better estimate than any other amount, then the minimum of the range is accrued. We do not reduce these liabilities for potential insurance or third-party recoveries. If applicable, we record receivables for probable insurance or other third-party recoveries. In the case of income-tax-related contingencies, we use a cumulative probability-weighted loss accrual in cases where sustaining a tax position is less than certain.

Based on currently available information, we believe it is remote that future costs related to known contingent liability exposures will exceed current accruals by an amount that would have a material adverse impact on our combined financial statements. As we learn new facts concerning contingencies, we reassess our position both with respect to accrued liabilities and other potential exposures. Estimates particularly sensitive to future changes include contingent liabilities recorded for environmental remediation, tax and legal matters. Estimated future environmental remediation costs are subject to change due to such factors as the uncertain magnitude of cleanup costs, the unknown time and extent of such remedial actions that may be required, and the determination of our liability in proportion to that of other responsible parties. Estimated future costs related to tax and legal matters are subject to change as events evolve and as additional information becomes available during the administrative and litigation processes.

Environmental

We are subject to international, federal, state and local environmental laws and regulations. When we prepare our combined financial statements, we record accruals for environmental liabilities based on management’s best estimates, using all information that is available at the time. We measure estimates and base liabilities on currently available facts, existing technology, and presently enacted laws and regulations, taking into account stakeholder and business considerations. When measuring environmental liabilities, we also consider our prior experience in remediation of contaminated sites, other companies’ cleanup experience, and data released by the U.S. Environmental Protection Agency (EPA) or other organizations. We consider unasserted claims in our determination of environmental liabilities, and we accrue them in the period they are both probable and reasonably estimable.

Although liability of those potentially responsible for environmental remediation costs is generally joint and several for federal sites and frequently so for state sites, we are usually only one of many companies cited at a particular site. Due to the joint and several liabilities, we could be responsible for all cleanup costs related to any site at which we have been designated as a potentially responsible party. We have been successful to date in sharing cleanup costs with other financially sound companies. Many of the sites at which we are potentially responsible are still under investigation by the EPA or the state agencies concerned. Prior to actual cleanup, those potentially responsible normally assess the site conditions, apportion responsibility and determine the appropriate remediation. In some instances, we may have no liability or may attain a settlement of liability. Where it appears that other potentially responsible parties may be financially unable to bear their proportional share, we consider this inability in estimating our potential liability, and we adjust our accruals accordingly.

As a result of various acquisitions in the past, we assumed certain environmental obligations. Some of these environmental obligations are mitigated by indemnifications made by others for our benefit and some of the indemnifications are subject to dollar and time limits.

We are currently participating in environmental assessments and cleanups at numerous federal Superfund and comparable state sites. After an assessment of environmental exposures for cleanup and other costs, we make accruals on an undiscounted basis (except those acquired in a purchase business combination, which we record on a discounted basis) for planned investigation and remediation activities for sites where it is probable future costs will be incurred and these costs can be reasonably estimated. At March 31, 2012, our combined balance sheet included a total environmental accrual of $540 million, compared with $542 million at December 31, 2011. We expect to incur a substantial amount of these expenditures within the next 30 years. We have not reduced these accruals for possible insurance recoveries. In the future, we may be involved in additional environmental assessments, cleanups and proceedings.

Legal Proceedings

Our legal organization applies its knowledge, experience and professional judgment to the specific characteristics of our cases, employing a litigation management process to manage and monitor the legal proceedings against us. Our process facilitates the early evaluation and quantification of potential exposures in individual cases. This process also enables us to track those cases that have been scheduled for trial and/or mediation. Based on professional judgment and experience in using these litigation management tools and available information about current developments in all our cases, our legal organization regularly assesses the adequacy of current accruals and determines if adjustment of existing accruals, or establishment of new accruals, are required.

Other Contingencies

We have contingent liabilities resulting from throughput agreements with pipeline and processing companies not associated with financing arrangements. Under these agreements, we may be required to provide any such company with additional funds through advances and penalties for fees related to throughput capacity not utilized.

At March 31, 2012, we had performance obligations secured by letters of credit of $1,640 million (of which $26 million was issued under the provisions of ConocoPhillips’ revolving credit facility, and the remainder was issued as direct bank letters of credit) related to various purchase commitments incident to the ordinary conduct of business.

Note 12—Financial Instruments and Derivative Contracts

Derivative Instruments

We use financial and commodity-based derivative contracts to manage exposures to fluctuations in foreign currency exchange rates and commodity prices or to capture market opportunities. Since we are not currently using cash-flow hedge accounting, all gains and losses, realized or unrealized, from derivative contracts have been recognized in the combined statement of income. Gains and losses from derivative contracts held for trading not directly related to our physical business, whether realized or unrealized, have been reported net in “Other income” on our combined statement of income.

Purchase and sales contracts with fixed minimum notional volumes for commodities that are readily convertible to cash (e.g., crude oil and gasoline) are recorded on the balance sheet as derivatives unless the contracts are eligible for and we elect the normal purchases and normal sales exception (i.e., contracts to purchase or sell quantities we expect to use or sell over a reasonable period in the normal course of business). We generally apply this normal purchases and normal sales exception to eligible crude oil, refined product, natural gas and power commodity purchase and sales contracts; however, we may elect not to apply this exception (e.g., when another derivative instrument will be used to mitigate the risk of the purchase or sales contract but hedge accounting will not be applied, in which case both the purchase or sales contract and the derivative contract mitigating the resulting risk will be recorded on the balance sheet at fair value).

We value our exchange-traded derivatives using closing prices provided by the exchange as of the balance sheet date, and these are classified as Level 1 in the fair value hierarchy. Where exchange-provided prices are adjusted, non-exchange quotes are used or when the instrument lacks sufficient liquidity, we generally classify those exchange-cleared contracts as Level 2. Over-the-counter (OTC) financial swaps and physical commodity forward purchase and sales contracts are generally valued using quotations provided by brokers and price index developers such as Platts and Oil Price Information Service. These quotes are corroborated with market data and are classified as Level 2. In certain less liquid markets or for longer-term contracts, forward prices are not as readily available. In these circumstances, OTC swaps and physical commodity purchase and sales contracts are valued using internally developed methodologies that consider historical relationships among various commodities that result in management’s best estimate of fair value. These contracts are classified as Level 3. A contract that is initially classified as Level 3 due to absence or insufficient corroboration of broker quotes over a material portion of the contract will transfer to Level 2 when the portion of the trade having no quotes or insufficient corroboration becomes an insignificant portion of the contract. A contract would also transfer to Level 2 if we began using a corroborated broker quote that has become available. Conversely, if a corroborated broker quote ceases to be available or used by us, the contract would transfer from Level 2 to Level 3. There were no transfers in or out of Level 1 during the periods presented.

Financial OTC and physical commodity options are valued using industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and contractual prices for the underlying instruments, as well as other relevant economic measures. The degree to which these inputs are observable in the forward markets determines whether the options are classified as Level 2 or 3.

We use a mid-market pricing convention (the mid-point between bid and ask prices). When appropriate, valuations are adjusted to reflect credit considerations, generally based on available market evidence.

The fair value hierarchy for our derivative assets and liabilities accounted for at fair value on a recurring basis was:

	Millions of Dollars
	March 31, 2012				December 31, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Assets
Commodity derivatives	$1,089	391	6	1,486	389	270	6	665

Liabilities
Commodity derivatives	1,124	386	2	1,512	428	267	4	699

Net assets (liabilities)	$(35)	5	4	(26)	(39)	3	2	(34)

The derivative values above are based on analysis of each contract as the fundamental unit of account; therefore, derivative assets and liabilities with the same counterparty are not reflected net where the legal right of setoff exists. Gains or losses from contracts in one level may be offset by gains or losses on contracts in another level or by changes in values of physical contracts or positions that are not reflected in the table above.

As reflected in the table above, Level 3 activity is not material.

Commodity Derivative Contracts—We operate in the worldwide crude oil, refined product, natural gas liquids, natural gas and electric power markets and are exposed to fluctuations in the prices for these commodities. These fluctuations can affect our revenues, as well as the cost of operating, investing and financing activities. Generally, our policy is to remain exposed to the market prices of commodities; however, we use futures, forwards, swaps and options in various markets to balance physical systems, meet customer needs, manage price exposures on specific transactions, and do a limited, immaterial amount of trading not directly related to our physical business. We also use the market knowledge gained from these activities to capture market opportunities such as moving physical commodities to more profitable locations, storing commodities to capture seasonal or time premiums, and blending commodities to capture quality upgrades. Derivatives may be used to optimize these activities, which may move our risk profile away from market average prices.

The following table indicates the balance sheet line items that include the fair values of commodity derivative assets and liabilities presented net (i.e., commodity derivative assets and liabilities with the same counterparty are netted where the right of setoff exists); however, the balances in the following table are presented gross:

	December 31	December 31
	Millions of Dollars

	March 31 2012	December 31 2011

Assets
Prepaid expenses and other current assets	$1,484	665
Other assets	6	5
Liabilities
Other accruals	1,508	703
Other liabilities and deferred credits	8	1

Hedge accounting has not been used for any items in the table.

The gains (losses) from commodity derivatives incurred, and the line items where they appear on our combined statement of income were:

	December 31	December 31
	Millions of Dollars

	Three Months Ended March 31

	2012	2011

Sales and other operating revenues	$(166)	(609)
Other income	7	(11)
Purchased crude oil and refined products	21	(95)

Hedge accounting has not been used for any item in the table.

The table below summarizes our material net exposures resulting from outstanding commodity derivative contracts. These financial and physical derivative contracts are primarily used to manage price exposure on our underlying operations. The underlying exposures may be from non-derivative positions such as inventory volumes. Financial derivative contracts may also offset physical derivative contracts, such as forward sales contracts.

	December 31	December 31
	Open Position Long/(Short)

	March 31 2012	December 31 2011

Commodity
Crude oil, refined products and natural gas liquids (millions of barrels)	(23)	(13)

Credit Risk

Financial instruments potentially exposed to concentrations of credit risk consist primarily of OTC derivative contracts and trade receivables.

The credit risk from our OTC derivative contracts, such as forwards and swaps, derives from the counterparty to the transaction. Individual counterparty exposure is managed within predetermined credit limits and includes the use of cash-call margins when appropriate, thereby reducing the risk of significant nonperformance. We also use futures, swaps and option contracts that have a negligible credit risk because these trades are cleared with an exchange clearinghouse and subject to mandatory margin requirements until settled; however, we are exposed to the credit risk of those exchange brokers for receivables arising from daily margin cash calls, as well as for cash deposited to meet initial margin requirements.

Our trade receivables result primarily from the sale of products from, or related to, our refinery operations and reflect a broad national and international customer base, which limits our exposure to concentrations of credit risk. The majority of these receivables have payment terms of 30 days or less. We continually monitor this exposure and the creditworthiness of the counterparties and recognize bad debt expense based on historical write-off experience or specific counterparty collectability. Generally, we do not require collateral to limit the exposure to loss; however, we will sometimes use letters of credit, prepayments, and master netting arrangements to mitigate credit risk with counterparties that both buy from and sell to us, as these agreements permit the amounts owed by us or owed to others to be offset against amounts due us.

Certain of our derivative instruments contain provisions that require us to post collateral if the derivative exposure exceeds a threshold amount. We have contracts with fixed threshold amounts and other contracts with variable threshold amounts that are contingent on our credit rating. The variable threshold amounts typically decline for lower credit ratings, while both the variable and fixed threshold amounts typically revert to zero if our credit ratings fall below investment grade. Cash is the primary collateral in all contracts; however, many contracts also permit us to post letters of credit as collateral.

The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that were in a liability position was not material at March 31, 2012.

Fair Values of Financial Instruments

We used the following methods and assumptions to estimate the fair value of financial instruments:

•	Restricted cash: The carrying amount reported on the balance sheet approximates fair value.

•	Accounts and notes receivable: The carrying amount reported on the balance sheet approximates fair value.

•	Debt: The carrying amount of our floating-rate debt approximates fair value. The fair value of the fixed-rate debt is estimated based on quoted market prices as a Level 2 fair value.

•

Commodity swaps: Fair value is estimated based on forward market prices and approximates the exit price at period end. When forward market prices are not available, fair value is estimated using the forward prices of a similar commodity with adjustments for differences in quality or location.

•	Futures: Fair values are based on quoted market prices obtained from the New York Mercantile Exchange, the InterContinental Exchange Futures, or other traded exchanges.

•

Forward-exchange contracts: Fair values are estimated by comparing the contract rate to the forward rate in effect at the end of the respective reporting periods and approximating the exit price at those dates.

Our commodity derivative and financial instruments were:

	Millions of Dollars

	Carrying Amount		Fair Value

	March 31 2012	December 31 2011	March 31 2012	December 31 2011

Financial Assets
Commodity derivatives	$75	73	75	73
Financial Liabilities
Commodity derivatives	50	52	50	52
Total debt, excluding capital leases	6,165	377	6,340	406

The amounts shown for derivatives in the preceding table are presented net (i.e., assets and liabilities with the same counterparty are netted where the right of setoff exists). In addition, the March 31, 2012, commodity derivative assets and liabilities appear net of $21 million of obligations to return cash collateral and $72 million of rights to reclaim cash collateral, respectively. The December 31, 2011, commodity derivative assets and liabilities appear net of $55 million of rights to reclaim cash collateral.

At March 31, 2012, we had $6,050 million of financial instruments designated as “Restricted cash” on our combined balance sheet, which represented the net funds received from a private placement of senior notes in connection with our separation from ConocoPhillips, along with approximately $290 million of funds sufficient to pay a mandatory redemption price plus accrued interest to the note holders had the separation not occurred. These amounts were deposited into two segregated escrow accounts for the benefit of the note holders and were restricted as to withdrawal and usage. At March 31, 2012, the funds in the escrow accounts were invested in U.S. Treasury Bills ($5,920 million) and U.S. Treasury Notes ($130 million), all with maturities within 30 days from March 31, 2012. For additional information, see Note 8—Debt.

Note 13—Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) in the net investment section of the balance sheet included:

	Comprehensive	Comprehensive	Comprehensive	Comprehensive
	Millions of Dollars

	Defined Benefit Plans	Foreign Currency Translation	Hedging	Accumulated Other Comprehensive Income

December 31, 2011	$(145)	270	(3)	122
Other comprehensive income	3	34	1	38

March 31, 2012	$(142)	304	(2)	160

Note 14—Employee Benefit Plans

Pension Plans

Prior to the separation, certain of our U.S. and U.K. employees participated in defined benefit pension plans and postretirement health and life insurance plans (Shared Plans) sponsored by ConocoPhillips, which include participants of other ConocoPhillips subsidiaries. Through the separation date, we accounted for such Shared Plans as multiemployer benefit plans. Accordingly, we did not record an asset or liability to recognize the funded status of the Shared Plans on our March 31, 2012, combined balance sheet. After the separation, our share of these assets and liabilities will be recorded on our balance sheet. We recorded expenses of $63 million for each of the three months ended March 31, 2012 and 2011, for our allocation of U.S. and U.K. pension costs.

Plans in Austria, Germany, and Ireland that are sponsored by entities included in Phillips 66 (Direct Plans) are accounted for as defined benefit pension plans. Accordingly, the funded and unfunded position of each Direct Plan is recorded in our combined balance sheet at March 31, 2012, and additional information on these Direct Plans follows:

	Millions of Dollars
	Three Months Ended March 31
	2012	2011

Components of Net Periodic Benefit Cost
Service cost	$1	1
Interest cost	3	3
Expected return on plan assets	(2)	(2)
Recognized net actuarial loss	2	1

Net periodic benefit cost	$4	3

During the first three months of 2012, we contributed $3 million to our Direct Plans.

Note 15—Related Party Transactions

Significant transactions with related parties were:

	Millions of Dollars

	Three Months Ended March 31

	2012	2011

Operating revenues and other income (a)	$2,137	1,950
Purchases (b)	9,030	7,638
Operating expenses and selling, general and administrative expenses (c)	99	111
Net interest expense (d)	2	2

(a)	We sold crude oil to the Malaysian Refining Company Sdn. Bhd. (MRC). Natural gas liquids, solvents and petrochemical feedstocks were sold to CPChem, and gas oil and hydrogen feedstocks were sold to Excel Paralubes. Crude oil, blendstock and other intermediate products were sold to WRB. In addition, we charged several of our affiliates, including CPChem and MSLP, for the use of common facilities, such as steam generators, waste and water treaters and warehouse facilities.

(b)	We purchased refined products from WRB. We purchased natural gas and natural gas liquids from DCP Midstream and CPChem for use in our refinery processes and other feedstocks from various affiliates. We purchased refined products from MRC. We also paid fees to various pipeline equity companies for transporting finished refined products. In addition, we paid a price upgrade to MSLP for heavy crude processing. We purchased base oils and fuel products from Excel Paralubes for use in our refining and marketing businesses.

(c)	We paid utility and processing fees to various affiliates.

(d)	We incurred interest expense on a note payable to MSLP.

Also included in the table above are transactions with ConocoPhillips and its consolidated subsidiaries that are no longer affiliated with Phillips 66. These transactions include crude oil purchased from ConocoPhillips as feedstock for our refineries and power sold to ConocoPhillips from our power generation facilities. For the three months ended March 31, 2012 and 2011, sales to ConocoPhillips were $296 million and $267 million, respectively, while purchases from ConocoPhillips were $4,216 million and $3,751 million, respectively.

As discussed in Note 1—Separation and Basis of Presentation, the combined statement of income includes expense allocations for certain corporate functions historically performed by ConocoPhillips and not allocated to its operating segments, including allocations of general corporate expenses related to executive oversight, accounting, treasury, tax, legal, procurement and information technology. Net charges from ConocoPhillips for these services, reflected in selling, general and administrative expenses in the combined statement of income, were $61 million and $65 million for the three months ended March 31, 2012 and 2011, respectively.

Net Parent Company Investment

The following is a reconciliation of the net change in “Net parent company investment” as presented in the combined balance sheet and the amount presented as “Contributions from parent company” in the combined statement of cash flows.

	$1.610	$1.610
	Millions of Dollars

	Three Months Ended March 31

	2012	2011

Change in net parent company investment per the combined balance sheet	$1,610	2,408
Net income attributable to Phillips 66	(636)	(676)
Non-cash adjustments
Foreign currency translation adjustments on net parent company investment	(25)	(87)
Net transfer of assets and liabilities with parent company	(58)	(6)

Contributions from parent company per the combined statement of cash flows	$891	1,639

Note 16—Segment Disclosures and Related Information

We have organized our reporting structure based on the grouping of similar products and services, resulting in three operating segments:

1)	R&M—This segment purchases, refines, markets and transports crude oil and petroleum products, mainly in the United States, Europe and Asia. This segment also includes power generation operations. The R&M segment’s U.S. and international operations are disclosed separately for reporting purposes.

2)	Midstream—This segment gathers, processes, transports and markets natural gas and fractionates and markets natural gas liquids, predominantly in the United States. The Midstream segment primarily consists of our 50 percent equity investment in DCP Midstream.

3)	Chemicals—This segment manufactures and markets petrochemicals and plastics on a worldwide basis. The Chemicals segment consists of our 50 percent equity investment in CPChem.

Corporate and Other includes general corporate overhead, restricted cash, interest expense and various other corporate activities.

We evaluate performance and allocate resources based on net income attributable to Phillips 66. Intersegment sales are at prices that approximate market.

Analysis of Results by Operating Segment

	Millions of Dollars

	Three Months Ended March 31

	2012	2011

Sales and Other Operating Revenues
R&M
United States	$29,448	29,954
International	14,653	12,880
Intersegment eliminations—U.S.	(105)	(133)

R&M	43,996	42,701
Midstream
Total sales	1,899	2,231
Intersegment eliminations	(115)	(156)
Midstream	1,784	2,075
Chemicals	3	3
Corporate and Other	—	—
Combined sales and other operating revenues	$45,783	44,779

Net Income Attributable to Phillips 66
R&M
United States	$407	423
International	(7)	65
Total R&M	400	488
Midstream	89	61
Chemicals	217	185
Corporate and Other	(70)	(58)

Net income attributable to Phillips 66	$636	676

	Millions of Dollars

	March 31 2012	December 31 2011

Total Assets
R&M
United States	$26,207	25,056
International	11,469	8,902
Goodwill	3,329	3,332
Total R&M	41,005	37,290
Midstream	2,533	2,900
Chemicals	3,312	2,999
Corporate and Other	6,148	22

Combined total assets	$52,998	43,211

Note 17—Income Taxes

Our effective tax rate for the first three months of 2012 was 40 percent, compared with 38 percent for the same period of 2011. The increase in the effective tax rate was primarily due to U.S. tax expense on foreign dividends, partially offset by the foreign income tax rate differential and a decrease in the effective state income tax rate.

The majority of the U.S. tax expense on foreign dividends is the result of corporate restructuring to effectuate the separation that recognized bases differences with respect to investment in certain foreign subsidiaries that was previously viewed as permanent in duration. Subject to the terms of its tax sharing agreement, ConocoPhillips’ foreign tax credits will be utilized to offset any tax liability attributable to these foreign dividends. We are not obligated to reimburse ConocoPhillips for these foreign tax credits.

The state income tax rate during the first three months of 2011 was higher due to a tax law change that was enacted and reflected in its entirety during that time period.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis is the company’s analysis of its financial performance and of significant trends that may affect future performance. It should be read in conjunction with the combined financial statements and notes. It contains forward-looking statements including, without limitation, statements relating to the company’s plans, strategies, objectives, expectations and intentions that are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “estimate,” “believe,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target” and similar expressions identify forward-looking statements. The company does not undertake to update, revise or correct any of the forward-looking information unless required to do so under the federal securities laws. Readers are cautioned that such forward-looking statements should be read in conjunction with the company’s disclosures under the heading: “CAUTIONARY STATEMENT FOR THE PURPOSES OF THE ‘SAFE HARBOR’ PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995,” beginning on page 35.

The terms “earnings” and “loss” as used in Management’s Discussion and Analysis refer to net income (loss) attributable to Phillips 66.

BUSINESS ENVIRONMENT AND EXECUTIVE OVERVIEW

Phillips 66 is an international downstream company with refining, marketing, midstream and chemicals businesses. At March 31, 2012, we had total assets of $53 billion. On May 1, 2012, our common stock began trading “regular-way” on the New York Stock Exchange under the ticker symbol “PSX.”

The Separation

On April 4, 2012, the ConocoPhillips Board of Directors approved the separation of its downstream businesses into an independent, publicly traded company named Phillips 66. In accordance with a separation and distribution agreement, the two companies were separated by ConocoPhillips distributing to its stockholders all 625,272,302 shares of common stock of Phillips 66 after the market closed on April 30, 2012. Each ConocoPhillips shareholder received one share of Phillips 66 stock for every two shares of ConocoPhillips stock held at the close of business on the record date of April 16, 2012. Fractional shares of Phillips 66 common stock were not distributed and any fractional shares of Phillips 66 common stock otherwise issuable to a ConocoPhillips shareholder were sold in the open market on such shareholder’s behalf, and such shareholder received a cash payment with respect to that fractional share. In conjunction with the separation, ConocoPhillips received a private letter ruling from the Internal Revenue Service to the effect that, based on certain facts, assumptions, representations and undertakings set forth in the ruling, for U.S. federal income tax purposes, the distribution of Phillips 66 stock was not taxable to ConocoPhillips or U.S. holders of ConocoPhillips common stock, except in respect to cash received in lieu of fractional share interests. Following the separation, ConocoPhillips retained no ownership interest in Phillips 66, and each company now has separate public ownership, boards of directors and management. A registration statement on Form 10, as amended through the time of its effectiveness, describing the separation was filed by Phillips 66 with the U.S. Securities and Exchange Commission (SEC) and was declared effective on April 12, 2012 (the Form 10). Pursuant to the separation and distribution agreement with ConocoPhillips, on April 30, 2012, we made a special cash distribution to ConocoPhillips of $5.95 billion. This special cash distribution is subject to true-up adjustments based on subsequent working capital determinations.

Basis of Presentation

The combined financial statements included in this Quarterly Report on Form 10-Q were derived from the consolidated financial statements and accounting records of ConocoPhillips. These financial statements reflect the combined historical results of operations, financial position and cash flows of ConocoPhillips’ refining, marketing and transportation operations; its natural gas gathering, processing, transmission and marketing operations, primarily conducted through its equity investment in DCP Midstream, LLC (DCP Midstream);

its petrochemical operations, conducted through its equity investment in Chevron Phillips Chemical Company LLC (CPChem); its power generation operations; and an allocable portion of its corporate costs. Although the legal transfer of these downstream businesses of ConocoPhillips to Phillips 66 took place subsequent to March 31, 2012, for ease of reference, these combined financial statements are collectively referred to as those of Phillips 66. Unless otherwise stated or the context otherwise indicates, all references to “us,” “our” or “we” for a time period prior to the separation mean the downstream businesses of ConocoPhillips. For time periods after the separation, these terms refer to the legal entity Phillips 66.

These financial statements have been presented as if such downstream businesses had been combined for all periods presented. All intercompany transactions and accounts within Phillips 66 were eliminated. The assets and liabilities in the combined financial statements were reflected on a historical cost basis, as immediately prior to the separation all of the assets and liabilities presented were wholly owned by ConocoPhillips and were transferred within the ConocoPhillips consolidated group. The combined statement of income also included expense allocations for certain corporate functions historically performed by ConocoPhillips and not allocated to its operating segments, including allocations of general corporate expenses related to executive oversight, accounting, treasury, tax, legal, procurement and information technology. These allocations were based primarily on specific identification of time and/or activities associated with Phillips 66, employee headcount or capital expenditures. Our management believes the assumptions underlying the combined financial statements, including the assumptions regarding allocating general corporate expenses from ConocoPhillips, were reasonable. Nevertheless, the combined financial statements may not include all of the actual expenses that would have been incurred had we been a stand-alone company during the periods presented and may not reflect our combined results of operations, financial position and cash flows had we been a stand-alone company during the periods presented. Actual costs that would have been incurred if we had been a stand-alone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure.

Business Environment

Results for our R&M segment depend largely on refining and marketing margins, cost control, and refinery throughput. Domestic industry crack spreads improved in the first quarter of 2012, while international industry crack spreads decreased. The U.S. 3:2:1 crack spread, which is primarily West Texas Intermediate (WTI) based, increased 24 percent in the first quarter of 2012, compared with the first quarter of 2011, and 21 percent compared with the fourth quarter of 2011. The improvement in domestic industry crack spreads primarily resulted from increased crude oil production from shale plays and rising imports from Canada, in addition to infrastructure constraints, causing WTI crude to continue to trade at a deeper discount relative to waterborne crudes. Refineries capable of processing WTI crude and crude oils that are WTI based, primarily the Midcontinent and Gulf Coast refineries, benefitted from these lower regional feedstock prices.

The Northwest Europe benchmark crack spread increased 3 percent in the first quarter of 2012, compared with the first quarter of 2011, and decreased 9 percent compared with the fourth quarter of 2011. Despite a cold winter in Europe, demand for refined products decreased in the first quarter of 2012, compared with the fourth quarter of 2011, driven by slowing economic activity.

The Midstream segment’s results are closely linked to natural gas liquids prices and, to a lesser extent, natural gas prices. Natural gas liquids prices decreased in the first quarter of 2012, compared with the first quarter and the fourth quarter of 2011, as a result of overall lower market demand, negatively impacting our earnings. The lower demand resulted from increased turnaround and maintenance activity at a number of U.S. fractionators, as well as lower heating demand due to a warm winter across much of the United States.

The Chemicals segment consists of our 50 percent equity investment in CPChem. The chemicals and plastics industry is mainly a commodity-based industry where the margins for key products are based on market factors. The chemicals industry experienced improved ethylene margins in regions of the world where production is based upon natural gas liquids versus crude-derived feedstocks. North American ethane crackers based on natural gas liquids feedstock in particular experienced improved margins compared with other regions of the world.

RESULTS OF OPERATIONS

Unless otherwise indicated, discussion of results for the three-month period ended March 31, 2012, is based on a comparison with the corresponding period of 2011.

Combined Results

A summary of net income (loss) attributable to Phillips 66 by business segment follows:

	Millions of Dollars
	Three Months Ended March 31
	2012	2011
R&M	$400	488
Midstream	89	61
Chemicals	217	185
Corporate and Other	(70)	(58)

Net income attributable to Phillips 66	$636	676

Earnings for Phillips 66 were $636 million in the first quarter of 2012, a decrease of $40 million or 6 percent compared with earnings of $676 million in the first quarter of 2011. The decrease was primarily the result of decreased earnings from our R&M segment, mainly due to impairments and higher operating expenses.

The decrease was partially offset by:

•	Improved results from our Midstream segment, primarily due to higher gathering and processing volumes.

•	Improved results from our Chemicals segment, primarily due to higher margins in the olefins and polyolefins business line.

See the “Segment Results” section for additional information on our segment results.

Income Statement Analysis

Equity in earnings of affiliates increased $44 million or 6 percent in the first quarter of 2012, primarily resulting from:

•	Improved earnings from WRB Refining LP, mainly due to higher refining margins in the Midcontinent region.

•	Improved earnings from CPChem, primarily due to higher margins in the olefins and polyolefins business line.

•	Improved earnings from DCP Midstream, primarily due to higher gathering and processing volumes.

These increases were partially offset by:

•	Lower earnings from Merey Sweeny, L.P. (MSLP), mainly due to weakening crude differentials.

•	Lower earnings from Malaysian Refining Company Sdn., mainly due to lower refining margins.

•	Lower earnings from Excel Paralubes, primarily due to processing lower refining volumes and higher turnaround expense in the first quarter of 2012.

Operating expenses increased $50 million or 5 percent in the first quarter of 2012, primarily due to higher turnaround activity, partially offset by lower maintenance and unplanned downtime.

Impairments increased $43 million in the first quarter of 2012, primarily as a result of the impairment of equipment formerly associated with the canceled Wilhelmshaven Refinery (WRG) upgrade project.

Foreign currency transaction gains decreased $28 million or 65 percent in the first quarter of 2012, as a result of the U.S. dollar weakening against both the British pound and the euro during the first quarter of 2012, compared with the corresponding period of 2011.

See Note 17—Income Taxes, in the Notes to Combined Financial Statements, for information regarding our provision for income taxes and effective tax rate.

Segment Results

R&M

	Three Months Ended March 31
	2012	2011
	Millions of Dollars
Net Income (Loss) Attributable to Phillips 66
United States	$407	423
International	(7)	65
	$400	488

	Dollars Per Barrel
Refining Margins
United States	$10.89	10.05
International	7.29	8.28

	Dollars Per Gallon
U.S. Average Wholesale Prices*
Gasoline	$2.98	2.73
Distillates	3.21	2.92
* Excludes excise taxes.

	Thousands of Barrels Daily
Operating Statistics
Refining operations*
United States
Crude oil capacity	1,801	1,986
Crude oil processed	1,610	1,735
Capacity utilization (percent)	89%	87
Refinery production	1,775	1,914
International
Crude oil capacity	430	426
Crude oil processed	417	410
Capacity utilization (percent)	97%	96
Refinery production	433	417
Worldwide
Crude oil capacity	2,231	2,412
Crude oil processed	2,027	2,145
Capacity utilization (percent)	91%	89
Refinery production	2,208	2,331

Petroleum products sales volumes
United States
Gasoline	958	1,099
Distillates	837	852
Other products	298	437
	2,093	2,388
International	625	672
	2,718	3,060

*	Includes our share of equity affiliates.

The R&M segment refines crude oil and other feedstocks into petroleum products (such as gasoline, distillates and aviation fuels); buys, sells and transports crude oil; and buys, transports, distributes and markets petroleum products. This segment also includes power generation operations. R&M has operations mainly in the United States, Europe and Asia.

R&M reported earnings of $400 million in the first quarter of 2012, a decrease of $88 million or 18 percent, compared with earnings of $488 million in the corresponding quarter of 2011. See the “Business Environment and Executive Overview” section for additional information on industry crack spreads.

U.S. R&M

U.S. R&M reported earnings of $407 million in the first quarter of 2012, a decrease of $16 million or 4 percent compared with earnings of $423 million in the corresponding period of 2011. The decrease in 2012 was primarily due to lower refining margins and higher operating expenses, partially offset by processing higher refining volumes in our Central Region, as well as higher marketing margins.

U.S. refining margins per barrel improved due to regional mix, as refining volumes increased in the high-margin Central Region and decreased in the lower-margin East Coast Region. While we benefitted from improved volume mix, less favorable crude differentials, combined with lower margins on secondary products (such as coke, asphalt, and sulfur) from higher crude oil prices, more than offset higher market crack spreads.

Our U.S. refining capacity utilization rate was 89 percent in the first quarter of 2012, compared with 87 percent in the first quarter of 2011. The current year rate primarily reflected lower maintenance and unplanned downtime, partly offset by higher turnaround activity.

International R&M

International R&M losses were $7 million in the first quarter of 2012, compared with earnings of $65 million in the same period of 2011. The decrease was mainly due to the $42 million after-tax property impairment related to equipment formerly associated with the canceled WRG upgrade project, higher provision for income taxes associated with foreign dividends, and lower refining margins. These decreases were partially offset by higher refining volumes and marketing margins, as well as lower operating expenses. For additional information on the impairment, see Note 7—Impairments, and for additional information on the provision for income taxes, see Note 17—Income Taxes, in the Notes to Combined Financial Statements.

Our international refining capacity utilization rate was 97 percent in the first quarter of 2012, compared with 96 percent in the first quarter of 2011.

Midstream

	Three Months Ended March 31
	2012	2011
	Millions of Dollars
Net Income Attributable to Phillips 66*	$89	61

* Includes DCP Midstream-related earnings:	$60	51

	Dollars Per Barrel
Average Sales Prices
U.S. natural gas liquids*
Consolidated	$52.44	53.55
Equity affiliates	42.10	47.64

* Based on index prices from the Mont Belvieu and Conway market hubs that are weighted by natural gas liquids component and location mix.
	Thousands of Barrels Daily
Operating Statistics
Natural gas liquids extracted*	206	179
Natural gas liquids fractionated**	105	106

  *  Includes our share of equity affiliates.

**  Excludes DCP Midstream.

The Midstream segment purchases raw natural gas from producers and gathers natural gas through an extensive network of pipeline gathering systems. The natural gas is then processed to extract natural gas liquids from the raw gas stream. The remaining “residue” gas is marketed to electrical utilities, industrial users and gas marketing companies. Most of the natural gas liquids are fractionated—separated into individual components such as ethane, butane and propane—and marketed as chemical feedstock, fuel or blendstock. The Midstream segment consists of our 50 percent equity investment in DCP Midstream, as well as other natural gas liquids fractionation, trading and marketing businesses in the United States and Canada. The Midstream segment also includes our 25 percent ownership interest in Rockies Express Pipeline, LLC (REX).

Earnings from the Midstream segment were $89 million in the first quarter of 2012, an increase of $28 million or 46 percent compared with the same period in 2011. This increase was primarily due to higher gathering and processing volumes resulting from less weather-related downtime, increased volumes from expansion projects and improved marketing results. These increases were partially offset by lower natural gas liquids prices. See the “Business Environment and Executive Overview” section for additional information on natural gas liquids prices.

Chemicals

	Millions of Dollars
	Three Months Ended March 31
	2012	2011
Net Income Attributable to Phillips 66	$217	185

	Millions of Pounds
CPChem Externally Marketed Sales Volumes
Olefins and polyolefins	3,640	3,357
Specialties, aromatics and styrenics	1,793	1,687

	5,433	5,044

The Chemicals segment consists of our 50 percent interest in CPChem, which we account for under the equity method. CPChem uses natural gas liquids and other feedstocks to produce petrochemicals. These products are then marketed and sold or used as feedstocks to produce plastics and commodity chemicals.

Chemicals segment earnings increased $32 million or 17 percent in the first quarter of 2012, compared with the corresponding period of 2011. The improvement in earnings primarily resulted from higher ethylene margins and lower utility costs due to decreased natural gas prices, partially offset by lower margins in the specialties, aromatics and styrenics business line.

CPChem intends to retire its outstanding fixed-rate bonds by the end of 2012. We estimate that our equity in earnings from CPChem, on an after-tax basis, will be reduced by approximately $80 million over the remainder of 2012 due to early debt retirement premiums incurred by CPChem as it retires this debt.

Corporate and Other

	Millions of Dollars
	Three Months Ended March 31
	2012	2011
Net Loss Attributable to Phillips 66
Net interest	$(9)	(2)
Corporate general and administrative expenses	(28)	(22)
Technology	(13)	(13)
Other	(20)	(21)

	$(70)	(58)

Net interest consists of interest and financing expense, net of interest income. Net interest increased $7 million after-tax in the first quarter of 2012, primarily due to the new debt issuance in March 2012.

Corporate general and administrative expenses increased $6 million after-tax in the first quarter of 2012. This increase was primarily due to increased corporate contributions, partially offset by lower costs associated with compensation plans.

The category “Other” includes certain foreign currency transaction gains and losses, environmental costs associated with sites no longer in operation, and other costs not directly associated with an operating segment.

CAPITAL RESOURCES AND LIQUIDITY

Significant Sources of Capital

Historically, cash generated from operating activities has been our primary source of liquidity and capital resources. In addition, we received proceeds from asset dispositions and either proceeds or disbursements from our parent company.

Operating Activities

During the first quarter of 2012, cash used in operating activities was $361 million, compared with cash used in operations of $1,500 million in the corresponding period of 2011. The improvement in the 2012 period primarily reflects lower discretionary build-up of inventories during the 2012 period.

Our short- and long-term operating cash flows are highly dependent upon refining and marketing margins, prices for natural gas liquids, and chemicals margins. Prices and margins in our industry are typically volatile and are driven by market conditions over which we have little or no control. Absent other mitigating factors, as these prices and margins fluctuate, we would expect a corresponding change in our operating cash flows.

Generally, demand for gasoline is higher during the spring and summer months than during the fall and winter months in most of our markets due to seasonal changes in highway traffic. As a result, our operating results in the first and fourth quarters are generally lower than in the second and third quarters. However, our cash flow from operations may not always follow this seasonal trend in operating results, due to working capital fluctuations associated with inventory management. Historically, we have built inventory levels during the first quarter (thus lowering cash flow from operations) and lowered inventory levels in the fourth quarter (increasing cash flow from operations). Prior to the separation, our ability to fund discretionary inventory builds was supported by ConocoPhillips’ capital resources. After the separation, we must rely on our own capital resources, which could impact the level of discretionary inventory activity we fund.

The level and quality of output from our refineries impacts our cash flows. The output at our refineries is impacted by such factors as operating efficiency, maintenance turnarounds, market conditions, feedstock availability and weather conditions. We actively manage the operations of our refineries and, typically, any variability in their operations has not been as significant to cash flows as that caused by margins and prices.

Our operating cash flows are also impacted by dividend decisions made by our equity affiliates, including WRB, DCP Midstream and CPChem. During the first quarter of 2012, we received dividends of $385 million from our equity affiliates, compared with $382 million during the same period of 2011. We cannot control the amount of future dividends from equity affiliates; therefore, future dividend payments by these companies are not assured.

Credit Facilities

In February 2012, we entered into a five-year revolving credit agreement with a syndicate of financial institutions. Under the terms of the revolving credit agreement, upon the consummation of the separation and the satisfaction of certain other conditions, we had, as of April 30, 2012, a borrowing capacity of up to $4.0 billion. We have not borrowed under this facility.

The revolving credit agreement contains covenants that we consider usual and customary for an agreement of this type for comparable commercial borrowers, including a maximum consolidated net debt-to-capitalization ratio of 60 percent. The agreement has customary events of default, such as nonpayment of principal when due; nonpayment of interest, fees or other amounts; violation of covenants; cross-payment default and cross-acceleration (in each case, to indebtedness in excess of a threshold amount); and a change of control.

Borrowings under the credit agreement will incur interest at LIBOR plus a margin based on the credit rating of our senior unsecured long-term debt as determined from time to time by S&P and Moody’s. The revolving credit agreement also provides for customary fees, including administrative agent fees and commitment fees.

During April, we entered into a trade receivables securitization facility with an aggregate borrowing capacity of $1.2 billion, and a tenor of three years. No amount has been drawn under the facility.

Debt Financings

During March 2012, we issued, through a private placement, $5.8 billion of debt consisting of:

•	$0.8 billion aggregate principal amount of 1.950% Senior Notes due 2015.

•	$1.5 billion aggregate principal amount of 2.950% Senior Notes due 2017.

•	$2.0 billion aggregate principal amount of 4.300% Senior Notes due 2022.

•	$1.5 billion aggregate principal amount of 5.875% Senior Notes due 2042.

The notes are guaranteed by Phillips 66 Company, a wholly owned subsidiary. In connection with the private placement, we and Phillips 66 Company granted the initial purchasers of the notes certain registration rights under a Registration Rights Agreement. We have agreed for the benefit of the holders of the notes to use our commercially reasonable efforts to file and cause to be effective a registration statement with the U.S. Securities and Exchange Commission on an appropriate form with respect to a registered offer to exchange each series of notes for new notes that are guaranteed by Phillips 66 Company with terms substantially identical in all material respects to such series of notes. Generally, we have one year from the issuance of the senior notes to complete the exchange offer.

At March 31, 2012, the net proceeds from the offering were held in two segregated escrow accounts for the benefit of the note holders, and these funds were restricted as to withdrawal and usage. Accordingly, the net proceeds of the offering of $5.76 billion, along with approximately $290 million of funds sufficient to pay a mandatory redemption price plus accrued interest to the note holders had the separation not occurred, were included in the “Restricted cash” line on our combined balance sheet as of March 31, 2012. The amounts in the escrow accounts were released to us at the separation date of April 30, 2012.

During April 2012, approximately $185 million of previously existing debt was retired. Also during April, we financed $2.0 billion of new debt as a three-year amortizing term loan. The term loan bears interest at a variable rate based on referenced rates plus a margin dependent upon the credit rating of our senior unsecured long-term debt as determined from time to time by S&P and Moody’s. At May 3, 2012, the term loan was converted from a Reference Rate Loan to a Eurodollar Loan. As of May 3, 2012, the interest rate was 1.72 percent.

Our senior unsecured long-term debt has been rated investment grade by Moody’s Investors Service and Standard & Poor’s Ratings Services. We do not have any ratings triggers on any of our corporate debt that would cause an automatic default, and thereby impact our access to liquidity, in the event of a downgrade of our credit rating. If our credit rating deteriorated to a level prohibiting us from accessing the commercial paper market, we would expect to be able to access funds under our $5.2 billion in liquidity facilities.

Because of the opportunities we expect to be available to us following the separation, including internally generated cash flow and access to capital markets, we believe our short-term and long-term liquidity will be adequate to fund not only our operations, but also our anticipated near-term and long-term funding requirements, including capital spending programs, dividend payments, defined benefit plan contributions, repayment of debt maturities and other amounts that may ultimately be paid in connection with contingencies.

Off-Balance Sheet Arrangements

As part of our normal ongoing business operations, we enter into agreements with other parties to pursue business opportunities, which share costs and apportion risks among the parties as governed by the agreements. In April 2012, in connection with the separation, we entered into an agreement to guarantee 100 percent of certain outstanding debt obligations of MSLP. At April 30, 2012, the aggregate principal amount of MSLP debt guaranteed by us is $251 million. Also in connection with the separation, we provided a guarantee to ConocoPhillips for its 50 percent direct guarantee of Senior Notes issued by Excel Paralubes in 1995. The maximum potential amount of future payments to third parties under this guarantee is estimated to be $116 million, which could become payable if Excel fails to meet its obligations under the Senior Note agreement.

For additional information about guarantees, see Note 10—Guarantees, in the Notes to Combined Financial Statements.

Capital Requirements

For information about our capital expenditures and investments, see the “Capital Spending” section.

During the third quarter of 2012, we expect to begin paying a quarterly dividend of $0.20 per share. However, the declaration and amount of all dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend upon many factors, including our financial condition, earnings, capital requirements of our business, covenants associated with certain debt obligations, legal requirements, regulatory constraints, industry practice and other factors the Board deems relevant.

Capital Spending

	Millions of Dollars
	Three Months Ended March 31
	2012	2011

Capital Expenditures and Investments
R&M
United States	$176	129
International	38	25

	214	154

Midstream	4	3
Chemicals	—	—
Corporate and Other	—	8
	$218	165

United States	$180	140
International	38	25
	$218	165

R&M

Capital spending for the R&M segment during the first quarter of 2012 was primarily for air emission reduction and clean fuels projects to meet new environmental standards, refinery upgrade projects to improve product yields, improvements to the operating integrity of key processing units and safety-related projects. During the first quarter of 2012, R&M capital spending was $214 million.

Major construction activities in progress include:

•	Revamp and expansions of equipment for production of low benzene gasoline at Bayway refinery.

•	Electrical infrastructure upgrades at Wood River refinery.

•	Programs aimed at air emission reductions in various U.S. plants.

Generally, our equity affiliates in the R&M segment are intended to have self-funding capital programs.

Midstream

During the first quarter of 2012, DCP Midstream had a self-funded capital program, and thus required no new capital infusions from us or our co-venturer. During this period, on a 100 percent basis, DCP Midstream’s capital expenditures and investments were approximately $450 million. We are currently forecasting DCP Midstream to remain self-funding through 2012.

Chemicals

During the first quarter of 2012, CPChem had a self-funded capital program, and thus required no new capital infusions from us or our co-venturer. During this period, on a 100 percent basis, CPChem’s capital expenditures and investments were approximately $100 million. Our agreement with Chevron regarding CPChem provides for CPChem to: (i) prior to the separation, halt all mandatory cash distributions to its owners and accumulate its excess cash; and (ii) after the separation, use the accumulated cash and its excess cash flow to retire all of its approximately $1 billion outstanding fixed-rate bonds on an accelerated basis. During this period of bond repayment, CPChem is not required to make any cash distributions to its owners. In addition, after the separation, the agreement generally provides that instead of CPChem incurring debt, CPChem’s owners will make capital infusions as necessary to fund CPChem’s capital requirements to the extent these requirements exceed CPChem’s available cash from operations. We are currently forecasting CPChem to remain self-funding through 2012.

Contingencies

A number of lawsuits involving a variety of claims have been made against us that arose in the ordinary course of business. We also may be required to remove or mitigate the effects on the environment of the placement, storage, disposal or release of certain chemical, mineral and petroleum substances at various active and inactive sites. We regularly assess the need for accounting recognition or disclosure of these contingencies. In the case of all known contingencies (other than those related to income taxes), we accrue a liability when the loss is probable and the amount is reasonably estimable. If a range of amounts can be reasonably estimated and no amount within the range is a better estimate than any other amount, then the minimum of the range is accrued. We do not reduce these liabilities for potential insurance or third-party recoveries. If applicable, we accrue receivables for probable insurance or other third-party recoveries. In the case of income-tax-related contingencies, we use a cumulative probability-weighted loss accrual in cases where sustaining a tax position is less than certain.

Based on currently available information, we believe it is remote that future costs related to known contingent liability exposures will exceed current accruals by an amount that would have a material adverse impact on our combined financial statements. As we learn new facts concerning contingencies, we reassess our position both with respect to accrued liabilities and other potential exposures. Estimates particularly sensitive to future changes include contingent liabilities recorded for environmental remediation, tax and legal matters. Estimated future environmental remediation costs are subject to change due to such factors as the uncertain magnitude of cleanup costs, the unknown time and extent of such remedial actions that may be required, and the determination of our liability in proportion to that of other responsible parties. Estimated future costs related to tax and legal matters are subject to change as events evolve and as additional information becomes available during the administrative and litigation processes.

Legal and Tax Matters

Our legal organization applies its knowledge, experience and professional judgment to the specific characteristics of our cases, employing a litigation management process to manage and monitor the legal proceedings against us. Our process facilitates the early evaluation and quantification of potential exposures in individual cases. This process also enables us to track those cases that have been scheduled for trial and/or mediation. Based on professional judgment and experience in using these litigation management tools and available information about current developments in all our cases, our legal organization regularly assesses the adequacy of current accruals and determines if adjustment of existing accruals, or establishment of new accruals, are required.

Environmental

We are subject to the same numerous international, federal, state and local environmental laws and regulations as other companies in our industry. For a discussion of the most significant of these environmental laws and regulations, including those with associated remediation obligations, see the “Environmental” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 146, 147 and 148 of the Information Statement included in Amendment No. 3 to the Form 10.

We occasionally receive requests for information or notices of potential liability from the U.S. Environmental Protection Agency (EPA) and state environmental agencies alleging that we are a potentially responsible party under the Federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or an equivalent state statute. On occasion, we also have been made a party to cost recovery litigation by those agencies or by private parties. These requests, notices and lawsuits assert potential liability for remediation costs at various sites that typically are not owned by us, but allegedly contain wastes attributable to our past operations. As of December 31, 2011, we reported that we had been notified of potential liability under CERCLA and comparable state laws at 61 sites around the United States. During the first quarter of 2012, we were notified of 1 new site and 10 sites were resolved and closed, leaving 52 unresolved sites with potential liability.

At March 31, 2012, our combined balance sheet included a total environmental accrual of $540 million, compared with $542 million at December 31, 2011. We expect to incur a substantial amount of these expenditures within the next 30 years.

Notwithstanding any of the foregoing, and as with other companies engaged in similar businesses, environmental costs and liabilities are inherent concerns in our operations and products, and there can be no assurance that material costs and liabilities will not be incurred. However, we currently do not expect any material adverse effect on our results of operations or financial position as a result of compliance with current environmental laws and regulations.

Climate Change

There has been a broad range of proposed or promulgated state, national and international laws focusing on greenhouse gas (GHG) reduction. These proposed or promulgated laws apply or could apply in countries where we have interests or may have interests in the future. Laws in this field continue to evolve, and while it is not possible to accurately estimate either a timetable for implementation or our future compliance costs relating to implementation, such laws, if enacted, could have a material impact on our results of operations and financial condition.

For examples of legislation or precursors for possible regulation that do or could affect our operations, see the “Climate Change” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 148 and 149 of the Information Statement included in Amendment No. 3 to the Form 10.

OUTLOOK

Rockies Express Pipeline

Kinder Morgan Energy Partners, L.P. (KMP) announced its intention to sell certain assets, including its interest in Rockies Express Pipeline LLC (REX). KMP is proposing to sell these assets in order for KMP’s general partner, Kinder Morgan, Inc., to obtain approval for a proposed acquisition. If KMP is successful in these efforts, this process could result in an indication of the fair value of KMP’s interest in REX. If we determine it is representative of fair value, we would consider the impact this information could have on the carrying value of our equity investment in REX. If such information indicated an impairment of our investment, we would need to evaluate whether such indicated impairment was other than temporary, in accordance with applicable accounting standards for equity method investments. Should we determine there has been a loss in carrying value of our investment that is other than temporary, we would record a noncash impairment of our investment in the period such determination was made. At March 31, 2012, the carrying value of our 25 percent equity investment in REX was approximately $780 million.

Trainer Refinery

In late-April 2012, we entered into an agreement to sell the Trainer Refinery and associated terminal and pipeline assets for approximately $180 million, subject to normal working capital adjustments. At March 31, 2012, these assets had a net carrying value of $15 million. The sale is expected to close in the second quarter of 2012, subject to regulatory approvals.

CAUTIONARY STATEMENT FOR THE PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify our forward-looking statements by the words “anticipate,” “estimate,” “believe,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target” and similar expressions.

We based the forward-looking statements on our current expectations, estimates and projections about ourselves and the industries in which we operate in general. We caution you these statements are not guarantees of future performance as they involve assumptions that, while made in good faith, may prove to be incorrect, and involve risks and uncertainties we cannot predict. In addition, we based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, our actual outcomes and results may differ materially from what we have expressed or forecast in the forward-looking statements. Any differences could result from a variety of factors, including the following:

•	Fluctuations in crude oil, NGL, and natural gas prices, refining and marketing margins and margins for our chemicals business.

•	Failure of new products and services to achieve market acceptance.

•	Unexpected changes in costs or technical requirements for constructing, modifying or operating facilities for manufacturing, refining or transportation projects.

•	Unexpected technological or commercial difficulties in manufacturing, refining or transporting our products, including chemicals products.

•	Lack of, or disruptions in, adequate and reliable transportation for our crude oil, natural gas, NGL, and refined products.

•

The level and success of natural gas drilling around DCP Midstream’s assets, the level and quality of gas production volumes around its assets and its ability to connect supplies to its gathering and processing systems in light of competition.

•	Inability to timely obtain or maintain permits, including those necessary for refinery projects; comply with government regulations; or make capital expenditures required to maintain compliance.

•	Failure to complete definitive agreements and feasibility studies for, and to timely complete construction of, announced and future refinery, chemical plant, midstream and transportation projects.

•	Potential disruption or interruption of our operations due to accidents, extraordinary weather events, civil unrest, political events, terrorism or cyber attacks.

•	International monetary conditions and exchange controls.

•	Substantial investment or reduced demand for products as a result of existing or future environmental rules and regulations.

•	Liability for remedial actions, including removal and reclamation obligations, under environmental regulations.

•	Liability resulting from litigation.

•

General domestic and international economic and political developments, including armed hostilities; expropriation of assets; changes in governmental policies relating to crude oil, natural gas, NGL or refined product pricing, regulation or taxation; other political, economic or diplomatic developments; and international monetary fluctuations.

•	Changes in tax, environmental and other laws and regulations (including alternative energy mandates) applicable to our business.

•	Limited access to capital or significantly higher cost of capital related to illiquidity or uncertainty in the domestic or international financial markets.

•	Inability to obtain economical financing for projects, construction or modification of facilities and general corporate purposes.

•	The operation, financing and distribution decisions of our joint ventures.

•	Domestic and foreign supplies of crude oil and other feedstocks.

•	Domestic and foreign supplies of refined products, such as gasoline, diesel, jet fuel, home heating oil and petrochemicals.

•	Overcapacity or under capacity in the refining and chemical industries.

•	Fluctuations in consumer demand for refined products.

•	Crude/refined product inventory levels.

•	The factors generally described in the section entitled “Risk Factors” in the Information Statement included in Amendment No. 3 to the Form 10.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about market risks for the three months ended March 31, 2012, does not differ materially from that discussed on pages 152 and 153 in the Information Statement included in Amendment No. 3 to the Form 10.

Item 4.   CONTROLS AND PROCEDURES

With the participation of management, our Chairman and Chief Executive Officer (principal executive officer) and our Executive Vice President and Chief Financial Officer (principal financial officer) carried out an evaluation, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the Act), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act) as of the end of the period covered by this report. Based upon that evaluation, our Chairman and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of March 31, 2012.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, in the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

The following is a description of reportable legal proceedings including those involving governmental authorities under federal, state and local laws regulating the discharge of materials into the environment for this reporting period. The following proceedings include those matters that arose during the first quarter of 2012 and material developments with respect to matters previously reported in Amendment No. 3 to the Form 10. While it is not possible to accurately predict the final outcome of these pending proceedings, if any one or more of such proceedings was decided adversely to Phillips 66, we expect there would be no material effect on our combined financial position. Nevertheless, such proceedings are reported pursuant to the U.S. Securities and Exchange Commission’s (SEC) regulations.

Our U.S. refineries are implementing two separate consent decrees regarding alleged violations of the Federal Clean Air Act with the U.S. Environmental Protection Agency (EPA), six states and one local air pollution agency. Some of the requirements and limitations contained in the decrees provide for stipulated penalties for violations. Stipulated penalties under the decrees are not automatic, but must be requested by one of the agency signatories. As part of periodic reports under the decrees or other reports required by permits or regulations, we occasionally report matters that could be subject to a request for stipulated penalties. If a specific request for stipulated penalties meeting the reporting threshold set forth in SEC rules is made pursuant to these decrees based on a given reported exceedance, we will separately report that matter and the amount of the proposed penalty.

New Matters

The EPA recently notified us that the agency will be seeking penalties of approximately $150,000 relating to allegations that we did not immediately notify the EPA of certain releases in 2010 and 2011 at the Wood River Refinery. We are working with the EPA to resolve this matter.

Matters Previously Reported

In 2009, Phillips 66 notified the EPA and the U.S. Department of Justice (DOJ) that the company had self-identified certain compliance issues related to the Benzene Waste Operations National Emission Standard for Hazardous Air Pollutants requirements at its Trainer, Pennsylvania, and Borger, Texas, facilities. In a Third Amendment to the consent decree in Civil Action No. H-05-258, we agreed to pay penalties of $249,000 for the self-identified items at Borger, Texas and $98,000 for the self-identified items at Trainer, Pennsylvania. This Amendment was entered by the court on April 13, 2012, and the penalties have been paid. These compliance issues are now resolved.

In December 2011, Phillips 66 was notified by the EPA of alleged violations related to the use of Renewable Identification Numbers (RINs). We have resolved these allegations with a settlement payment of $250,000. Based on the terms of the settlement agreement and recent discoveries with respect to additional RINs, we anticipate paying an additional $100,000 to EPA in 2013.

Item 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in the section entitled “Risk Factors” in the Information Statement included in Amendment No. 3 to the Form 10.

Item 6. EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.

2.1	Separation and Distribution Agreement Between ConocoPhillips and Phillips 66 dated April 26, 2012.	8-K	2.1	05/01/12	001-35349

3.1	Amended and Restated Certificate of Incorporation of Phillips 66.	8-K	3.1	05/01/12	001-35349

3.2	Amended and Restated By-Laws of Phillips 66.	8-K	3.2	05/01/12	001-35349

4.1	Indenture, dated as of March 12, 2012, among Phillips 66, as issuer, Phillips 66 Company, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee, in respect of senior debt securities of Phillips 66.	10	4.3	04/05/12	001-35349

4.2	Form of the terms of the 1.950% Senior Notes due 2015, the 2.950% Senior Notes due 2017, the 4.300% Senior Notes due 2022 and the 5.875% Senior Notes due 2042, including the form of the 1.950% Senior Notes due 2015, the 2.950% Senior Notes due 2017, the 4.300% Senior Notes due 2022 and the 5.875% Senior Notes due 2042.	10	4.4	04/05/12	001-35349

4.3	Registration Rights Agreement, dated as of March 12, 2012, among Phillips 66, Phillips 66 Company and Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, J.P. Morgan Securities LLC and RBS Securities Inc., as representatives of the Initial Purchasers.	10	4.5	04/05/12	001-35349

10.1	Credit Agreement among Phillips 66, Phillips 66 Company, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders named therein, dated as of February 22, 2012.	10	4.1	03/01/12	001-35349

10.2	Term Loan Agreement among Phillips 66, Phillips 66 Company, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders named therein, dated as of February 22, 2012.	10	4.2	03/01/12	001-35349

10.3	First Amendment to Consent Agreement, dated as of February 10, 2012, by and between Chevron Phillips Chemical Company LLC, ConocoPhillips, ConocoPhillips Company, Phillips Chemical Holdings Company, WesTTex 66 Pipeline Co., Phillips Petroleum International Corporation, Chevron Corporation, and Chevron U.S.A. Inc.	10	10.10	03/01/12	001-35349

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.

10.4	Third Amendment to the Second Amended and Restated Limited Liability Company Agreement of Chevron Phillips Chemical Company LLC, dated February 10, 2012, by and between Chevron U.S.A. Inc., ConocoPhillips Company, Phillips Chemical Holdings Company, WesTTex 66 Pipeline Company and Phillips Petroleum International Corporation.	10	10.11	03/01/12	001-35349

12*	Computation of Ratio of Earnings to Fixed Charges.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32*	Certifications pursuant to 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Schema Document.

101.CAL*	XBRL Calculation Linkbase Document.

101.LAB*	XBRL Labels Linkbase Document.

101.PRE*	XBRL Presentation Linkbase Document.

101.DEF*	XBRL Definition Linkbase Document.

* Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHILLIPS 66

/s/ C. Doug Johnson
C. Doug Johnson Vice President and Controller (Chief Accounting and Duly Authorized Officer)

May 16, 2012