Form 10-Q
period 2012-06-30
Phillips 66
filed 2012-08-03
CIK 1534701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2012

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	001-35349

Phillips 66

(Exact name of registrant as specified in its charter)

Delaware	45-3779385
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

600 North Dairy Ashford, Houston, TX 77079

(Address of principal executive offices) (Zip Code)

281-293-6600

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  [X]    No  [    ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  [X]    No  [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [X] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [    ]    No  [X]

The registrant had 626,922,698 shares of common stock, $.01 par value, outstanding as of June 30, 2012.

PHILLIPS 66

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Consolidated Statement of Income	Phillips 66

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011

Revenues and Other Income
Sales and other operating revenues*	$46,747	52,594	92,530	97,373
Equity in earnings of affiliates	815	784	1,549	1,474
Net gain on dispositions	188	43	190	46
Other income	77	9	78	10

Total Revenues and Other Income	47,827	53,430	94,347	98,903

Costs and Expenses
Purchased crude oil and products	40,398	46,600	80,726	85,948
Operating expenses	984	1,018	2,076	2,060
Selling, general and administrative expenses	480	347	829	670
Depreciation and amortization	224	226	440	445
Impairments	275	2	318	2
Taxes other than income taxes*	3,475	3,631	6,895	7,111
Accretion on discounted liabilities	6	6	11	11
Interest and debt expense	83	3	96	7
Foreign currency transaction (gains) losses	8	(31)	(7)	(74)

Total Costs and Expenses	45,933	51,802	91,384	96,180

Income before income taxes	1,894	1,628	2,963	2,723
Provision for income taxes	712	588	1,143	1,006

Net income	1,182	1,040	1,820	1,717
Less: net income attributable to noncontrolling interests	1	1	3	2

Net Income Attributable to Phillips 66	$1,181	1,039	1,817	1,715

Net Income Attributable to Phillips 66 Per Share of Common Stock (dollars)**
Basic	$1.88	1.66	2.89	2.73
Diluted	1.86	1.64	2.86	2.70

Average Common Shares Outstanding (in thousands)**
Basic	628,510	627,628	628,069	627,628
Diluted	635,157	634,645	635,051	634,645

* Includes excise taxes on petroleum products sales:	$3,389	3,554	6,710	6,937
**	See Note 10–Earnings Per Share.

See Notes to Consolidated Financial Statements.

Consolidated Statement of Comprehensive Income	Phillips 66

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011

Net Income	$1,182	1,040	1,820	1,717

Other comprehensive income (loss)
Defined benefit plans
Prior service cost:
Amortization to net income of prior service cost	1	—	1	—
Actuarial gain/loss:
Amortization to net income of net actuarial loss	13	1	15	2
Actuarial gain arising during the period	90	—	90	—
Other plans*	5	4	8	10
Income taxes on defined benefit plans	(40)	(2)	(42)	(5)

Defined benefit plans, net of tax	69	3	72	7

Foreign currency translation adjustments	(113)	(7)	(59)	17
Income taxes on foreign currency translation adjustments	68	(12)	48	(60)

Foreign currency translation adjustments, net of tax	(45)	(19)	(11)	(43)

Hedging activities	(1)	1	—	2
Income taxes on hedging activities	—	(1)	—	(1)

Hedging activities, net of tax	(1)	—	—	1

Other Comprehensive Income (Loss), Net of Tax	23	(16)	61	(35)

Comprehensive Income	1,205	1,024	1,881	1,682
Less: comprehensive income attributable to noncontrolling interests	1	1	3	2

Comprehensive Income Attributable to Phillips 66	$1,204	1,023	1,878	1,680

*Plans for which Phillips 66 is not the primary obligor—primarily those administered by equity affiliates.

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet	Phillips 66

	Millions of Dollars
	June 30 2012	December 31 2011

Assets
Cash and cash equivalents	$3,104	—
Accounts and notes receivable (net of allowance of $49 million in 2012 and $13 million in 2011)	7,876	8,354
Accounts and notes receivable—related parties	1,337	1,671
Inventories	5,496	3,466
Prepaid expenses and other current assets	713	457

Total Current Assets	18,526	13,948
Investments and long-term receivables	10,640	10,306
Net properties, plants and equipment	15,169	14,771
Goodwill	3,344	3,332
Intangibles	728	732
Other assets	168	122

Total Assets	$48,575	43,211

Liabilities
Accounts payable	$10,462	10,007
Accounts payable—related parties	1,012	785
Short-term debt	590	30
Accrued income and other taxes	1,091	1,087
Employee benefit obligations	275	64
Other accruals	941	411

Total Current Liabilities	14,371	12,384
Long-term debt	7,396	361
Asset retirement obligations and accrued environmental costs	770	787
Deferred income taxes	5,497	5,803
Employee benefit obligations	1,057	117
Other liabilities and deferred credits	505	466

Total Liabilities	29,596	19,918

Equity
Common stock (2,500,000,000 shares authorized at $.01 par value) Issued (2012—626,922,698 shares)
Par value	6	—
Capital in excess of par	18,608	—
Retained earnings	692	—
Net parent company investment	—	23,142
Accumulated other comprehensive income (loss)	(358)	122

Total Stockholders’ Equity	18,948	23,264
Noncontrolling interests	31	29

Total Equity	18,979	23,293

Total Liabilities and Equity	$48,575	43,211

See Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows	Phillips 66

	Millions of Dollars
	Six Months Ended June 30
	2012	2011

Cash Flows From Operating Activities
Net income	$1,820	1,717
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	440	445
Impairments	318	2
Accretion on discounted liabilities	11	11
Deferred taxes	178	385
Undistributed equity earnings	(561)	(808)
Net gain on dispositions	(190)	(46)
Other	(14)	78
Working capital adjustments
Decrease (increase) in accounts and notes receivable	664	(173)
Decrease (increase) in inventories	(2,046)	(1,831)
Decrease (increase) in prepaid expenses and other current assets	(161)	(241)
Increase (decrease) in accounts payable	(33)	1,840
Increase (decrease) in taxes and other accruals	647	159

Net Cash Provided by Operating Activities	1,073	1,538

Cash Flows From Investing Activities
Capital expenditures and investments	(488)	(393)
Proceeds from asset dispositions	240	87
Collection of advances/loans—related parties	—	400
Other	—	49

Net Cash Provided by (Used in) Investing Activities	(248)	143

Cash Flows From Financing Activities
Distributions to ConocoPhillips	(5,255)	(1,667)
Issuance of debt	7,794	—
Repayment of debt	(198)	(13)
Issuance of common stock	2	—
Other	(67)	(1)

Net Cash Provided by (Used in) Financing Activities	2,276	(1,681)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	3	—

Net Change in Cash and Cash Equivalents	3,104	—
Cash and cash equivalents at beginning of period	—	—

Cash and Cash Equivalents at End of Period	$3,104	—

See Notes to Consolidated Financial Statements.

Consolidated Statement of Changes in Equity	Phillips 66

	Millions of Dollars
	Attributable to Phillips 66
	Common Stock
	Par Value	Capital in Excess of Par	Retained Earnings	Net Parent Company Investment	Accum. Other Comprehensive Income (Loss)	Noncontrolling Interests	Total

December 31, 2010	$—	—	—	25,787	214	25	26,026
Net income	—	—	—	1,715	—	2	1,717
Net transfers to ConocoPhillips	—	—	—	(1,532)	—	—	(1,532)
Other comprehensive loss	—	—	—	—	(35)	—	(35)
Distributions to noncontrolling interests and other	—	—	—	—	—	—	—

June 30, 2011	$—	—	—	25,970	179	27	26,176

December 31, 2011	$—	—	—	23,142	122	29	23,293
Net income	—	—	692	1,125	—	3	1,820
Net transfers to/from ConocoPhillips	—	—	—	(5,707)	(541)	—	(6,248)
Other comprehensive income	—	—	—	—	61	—	61
Reclassification of net parent company investment to capital in excess of par	—	18,560	—	(18,560)	—	—	—
Issuance of common stock at the separation	6	(6)	—	—	—	—	—
Distributed under benefit plans	—	54	—	—	—	—	54
Distributions to noncontrolling interests and other	—	—	—	—	—	(1)	(1)

June 30, 2012	$6	18,608	692	—	(358)	31	18,979

Shares in Thousands Common Stock
December 31, 2011	—
Issuance of common stock at the separation	625,272
Shares issued – stock-based compensation	1,651

June 30, 2012	626,923

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements	Phillips 66

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

On May 1, 2012, Phillips 66 stock began trading the “regular-way” on the New York Stock Exchange under the “PSX” stock symbol. Pursuant to the separation and distribution agreement with ConocoPhillips, on April 30, 2012, we made a special cash distribution to ConocoPhillips of $5.95 billion. After subsequent working capital and inventory determinations, an additional cash distribution of $1.87 billion was made to ConocoPhillips in June 2012. After consideration of the cash retained by Phillips 66 at separation, as well as cash flow impacts of the four months ended April 30, 2012, the net distribution to ConocoPhillips was $5.3 billion.

Basis of Presentation

Prior to the separation on April 30, 2012, our results of operations, financial position and cash flows consisted of ConocoPhillips’ refining, marketing and transportation operations; its natural gas gathering, processing, transmission and marketing operations, primarily conducted through its equity investment in DCP Midstream, LLC (DCP Midstream); its petrochemical operations, conducted through its equity investment in Chevron Phillips Chemical Company LLC (CPChem); its power generation operations; and an allocable portion of its corporate costs (together, the “downstream businesses”). These financial statements have been presented as if the downstream businesses had been combined for all periods presented. All intercompany transactions and accounts within the downstream businesses were eliminated. The assets and liabilities have been reflected on a historical cost basis, as all of the assets and liabilities presented were wholly owned by ConocoPhillips and were transferred within the ConocoPhillips consolidated group. The statement of income for periods prior to the separation includes expense allocations for certain corporate functions historically performed by ConocoPhillips and not allocated to its operating segments, including allocations of general corporate expenses related to executive oversight, accounting, treasury, tax, legal, procurement and information technology. These allocations were based primarily on specific identification of time and/or activities associated with the downstream businesses, employee headcount or capital expenditures. The combined financial statements may not necessarily reflect all of the actual expenses that would have been incurred had we been a stand-alone company during the periods presented prior to the separation.

All financial information presented after the separation represents the consolidated results of operations, financial position and cash flows of Phillips 66. Accordingly:

•

Our consolidated statements of income and comprehensive income for the three months ended June 30, 2012, consist of the consolidated results of Phillips 66 for the two months ended June 30, 2012, and the combined results of the downstream businesses for the one month ended April 30, 2012. Our consolidated statements of income and comprehensive income for the six months ended June 30, 2012, consist of the consolidated results of Phillips 66 for the two months ended June 30, 2012, and of the combined results of the downstream businesses for the four months ended April 30, 2012. Our consolidated statements of income and comprehensive income for the three and six months ended June 30, 2011, consist entirely of the combined results of the downstream businesses.

•	Our consolidated balance sheet at June 30, 2012, consists of the consolidated balances of Phillips 66, while at December 31, 2011, it consists of the combined balances of the downstream businesses.

•

Our consolidated statement of cash flows for the six months ended June 30, 2012, consists of the consolidated results of Phillips 66 for the two months ended June 30, 2012, and the combined results of the downstream businesses for the four months ended April 30, 2012. Our consolidated statement of cash flows for the six months ended June 30, 2011, consists entirely of the combined results of the downstream businesses.

•

Our consolidated statement of changes in equity for the six months ended June 30, 2012, consists of both the combined activity for the downstream businesses prior to April 30, 2012, and the consolidated activity for Phillips 66 completed at and subsequent to the separation on April 30, 2012. Our consolidated statement of changes in equity for the six months ended June 30, 2011, consists entirely of the combined activity of the downstream businesses.

Note 2—Interim Financial Information

The interim-period financial information presented in the financial statements included in this report is unaudited and includes all known accruals and adjustments necessary, in the opinion of management, for a fair presentation of the consolidated financial position of Phillips 66 and its results of operations and cash flows for the periods presented. Unless otherwise specified, all such adjustments are of a normal and recurring nature. Certain notes and other information have been condensed or omitted from the interim financial statements included in this report. Therefore, these interim financial statements should be read in conjunction with the audited combined financial statements and notes thereto for the year ended December 31, 2011, included in our Form 10. The results of operations for the three and six months ended June 30, 2012, are not necessarily indicative of the results to be expected for the full year.

Note 3—Variable Interest Entities (VIEs)

We hold significant variable interests in VIEs that have not been consolidated because we are not considered the primary beneficiary. Information on these VIEs follows:

Merey Sweeny, L.P. (MSLP) is a limited partnership that owns a delayed coker and related facilities at the Sweeny Refinery. As discussed more fully in Note 6—Investments and Long-Term Receivables, in August 2009 we exercised our call right to acquire the 50 percent ownership interest in MSLP of our co-venturer, Petróleos de Venezuela S.A. (PDVSA). That exercise has been challenged, and the dispute is being arbitrated. Because our exercise has been challenged by PDVSA, we continue to use the equity method of accounting for MSLP, and the VIE analysis below is based on the ownership and governance structure in place prior to the exercise of our call right. MSLP is now a VIE because, in securing lender consents in connection with the separation, we provided a 100 percent debt guarantee to the lender of the 8.85% senior notes issued by MSLP. PDVSA did not participate in the debt guarantee. In our VIE assessment, this disproportionate debt guarantee, plus other liquidity support provided jointly by us and PDVSA independently of equity ownership, results in MSLP not being exposed to all potential losses. We have determined we are not the primary beneficiary while our call exercise is in dispute because under the partnership agreement the co-venturers could jointly direct the activities of MSLP that most significantly impact economic performance. At June 30, 2012, our maximum exposure represented the outstanding principal balance on the debt of $242 million. Our book value in MSLP at June 30, 2012, was $88 million.

We have a 50 percent ownership interest with a 50 percent governance interest in Excel Paralubes, L.P. (Excel). Excel is now a VIE because, in securing lender consents in connection with the separation, ConocoPhillips provided a 50 percent debt guarantee to the lender of the 7.43% senior secured bonds issued by Excel. We provided a full indemnity to ConocoPhillips for this debt guarantee. Our co-venturer did not participate in the debt guarantee. In our assessment of the VIE, this debt guarantee, plus other liquidity support up to $60 million provided jointly by us and our co-venturer independently of equity ownership, results in Excel not being exposed to all potential losses. We have determined we are not the primary beneficiary because we and our co-venturer jointly direct the activities of Excel that most significantly impact economic performance. We continue to use equity method accounting for this investment. At June 30, 2012, our maximum exposure represented 50 percent of the outstanding principal debt balance of $187 million, or $94 million, plus half of the $60 million liquidity support, or $30 million. Our book value in Excel at June 30, 2012, was $139 million.

Note 4—Inventories

Inventories consisted of the following:

	Millions of Dollars
	June 30 2012	December 31 2011

Crude oil and petroleum products	$5,208	3,193
Materials and supplies	288	273

	$5,496	3,466

Inventories valued on the last-in, first-out (LIFO) basis totaled $5,061 million and $3,046 million at June 30, 2012, and December 31, 2011, respectively. The estimated excess of current replacement cost over LIFO cost of inventories amounted to approximately $6,900 million and $8,600 million at June 30, 2012, and December 31, 2011, respectively.

During the second quarter of 2012, certain inventory reductions caused a liquidation of LIFO inventory values. This liquidation increased net income $67 million, all of which was attributable to the Refining and Marketing (R&M) segment.

Note 5—Assets Held for Sale or Sold

On June 22, 2012, we sold our refinery located on the Delaware River in Trainer, Pennsylvania, for $229 million. The refinery and associated terminal and pipeline assets were included in our R&M segment and at the time of the disposition had a net carrying value of $38 million, which included $37 million of properties, plants and equipment (PP&E), $25 million of allocated goodwill and a $53 million asset retirement obligation. The $189 million before-tax gain on this disposition was included in the “Net gain on dispositions” line in the consolidated income statement.

In the first quarter of 2012, equipment formerly associated with the cancelled Wilhelmshaven Refinery upgrade project was classified as held for sale. At June 30, 2012, the equipment had a net carrying value of $30 million, primarily PP&E. See Note 8—Impairments for additional information.

Note 6—Investments and Long-Term Receivables

Equity Investments

Summarized 100 percent financial information for WRB Refining LP (WRB) and CPChem combined was as follows:

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011

Revenues	$8,544	8,581	17,091	15,708
Income before income taxes	1,474	1,060	2,573	1,938
Net income	1,451	1,039	2,533	1,902

Other

MSLP is a limited partnership that owns a delayed coker and related facilities at the Sweeny Refinery. Prior to August 28, 2009, MSLP was owned 50/50 by ConocoPhillips and PDVSA. Under the agreements that govern the relationships between the partners, certain defaults by PDVSA with respect to supply of crude oil to the Sweeny Refinery gave ConocoPhillips the right to acquire PDVSA’s 50 percent ownership interest in MSLP, which was exercised on August 28, 2009. PDVSA has initiated arbitration with the International Chamber of Commerce challenging the exercise of the call right and claiming it was invalid. The arbitral tribunal is scheduled to hold hearings on the merits of the dispute in December 2012. We continue to use the equity method of accounting for our investment in MSLP.

Note 7—Properties, Plants and Equipment

Our investment in PP&E, with the associated accumulated depreciation and amortization (Accum. D&A), was:

	Millions of Dollars
	June 30, 2012			December 31, 2011*
	Gross PP&E	Accum. D&A	Net PP&E	Gross PP&E	Accum. D&A	Net PP&E

R&M
Refining	$18,522	5,801	12,721	19,333	6,630	12,703
Transportation	2,400	956	1,444	2,359	931	1,428
Marketing and other	1,374	785	589	1,386	766	620

Total R&M	22,296	7,542	14,754	23,078	8,327	14,751

Midstream	62	49	13	64	51	13
Chemicals	—	—	—	—	—	—
Corporate and Other	786	384	402	14	7	7

	$23,144	7,975	15,169	23,156	8,385	14,771

* Certain PP&E within the R&M segment have been reclassified between “Refining” and “Marketing and other.”

Note 8—Impairments

During the three- and six-month periods ended June 30, 2012 and 2011, we recognized the following before-tax impairment charges:

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011

R&M
United States	$—	1	1	1
International	—	1	42	1

	—	2	43	2

Midstream	275	—	275	—

	$275	2	318	2

During the second quarter of 2012, we recorded a $275 million impairment of our investment in Rockies Express Pipeline LLC (REX). See the “Fair Value Remeasurements” section below for additional information on this impairment.

The six-month period of 2012 also included a held-for-sale impairment of $42 million in our R&M segment related to equipment formerly associated with the canceled Wilhelmshaven Refinery upgrade project.

Fair Value Remeasurements

There were no material fair value impairments for the six-month period ended June 30, 2011. The following table shows the values of assets at June 30, 2012, by major category, measured at fair value on a nonrecurring basis in periods subsequent to their initial recognition:

	Millions of Dollars
		Fair Value Measurements Using
	Fair Value*	Level 1 Inputs	Level 3 Inputs	Before- Tax Loss

June 30, 2012
Net properties, plants and equipment (held for sale)	$32	32	—	42
Equity method investment	495	—	495	275

*Represents the fair value at the time of the impairment.

During the six-month period ended June 30, 2012, net PP&E held for sale with a carrying amount of $74 million was written down to its fair value of $32 million, resulting in a before-tax loss of $42 million. The fair value was primarily determined by negotiated selling prices with third parties.

During this same period, our investment in REX was written down to a fair value of $495 million, resulting in a before-tax loss of $275 million. During the second quarter of 2012, our co-venturer recognized a fair value adjustment of a disposal group that included REX, based on information gathered from its marketing process. After identifying this impairment indicator, we performed our own assessment of the carrying amount of our investment, considering expected future cash flows and the discount rate. Based on this updated information, our internal assessment concluded our investment in REX was impaired, and the decline in fair value was other than temporary.

Note 9—Debt

Debt

Long-term debt at June 30, 2012, and December 31, 2011, was:

	Millions of Dollars
	June 30 2012	December 31 2011

1.95% Senior Notes due 2015	$800	—
2.95% Senior Notes due 2017	1,500	—
4.30% Senior Notes due 2022	2,000	—
5.875% Senior Notes due 2042	1,500	—
Industrial Development Bonds due 2018 through 2022 at 0.15%–0.38% at June 30, 2012 and 0.08%–5.75% at December 31, 2011	50	234
Term loan due 2013 through 2015 at 1.716% at June 30, 2012	2,000	—
Note payable to MSLP due 2020 at 7% (related party)	128	134
Other	3	8

Debt at face value	7,981	376
Capitalized leases	11	14
Net unamortized premiums and discounts	(6)	1

Total debt	7,986	391
Short-term debt	(590)	(30)

Long-term debt	$7,396	361

During March 2012, we issued, through a private placement, $5.8 billion of Senior Notes. The notes are guaranteed by Phillips 66 Company, a wholly owned subsidiary. In connection with the private placement, we and Phillips 66 Company granted the holders of the notes certain registration rights under a Registration Rights Agreement. We have agreed for the benefit of the holders of the notes to use our commercially reasonable efforts to file and cause to be effective a registration statement with the SEC on an appropriate form with respect to a registered offer to exchange each series of notes for new notes that are guaranteed by Phillips 66 Company with terms substantially identical in all material respects to such series of notes. Generally, we have one year from the issuance of the Senior Notes to complete the exchange offer.

In the second quarter of 2012, we retired approximately $185 million of previously existing debt and closed the financing of $2.0 billion of new debt as a three-year amortizing term loan. The term loan incurs interest at a variable rate based on referenced rates plus a margin dependent upon the credit rating of our senior unsecured long-term debt as determined from time to time by Standard & Poor’s Ratings Services (S&P) and Moody’s Investors Service (Moody’s).

Credit Facilities

In February 2012, we entered into a five-year revolving credit agreement with a syndicate of financial institutions. Under the terms of the revolving credit agreement, we have a borrowing capacity of up to $4.0 billion. No amount has been drawn under this facility. However, as of June 30, 2012, $50 million in letters of credit had been issued that were supported by this facility.

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

Trade Receivables Securitization Facility

In the second quarter of 2012, we established a wholly owned subsidiary to hold trade receivables that will be used as collateral for the subsidiary’s new borrowing facility with an aggregate capacity of $1.2 billion, which has a term of three years. As of June 30, 2012, no cash had been borrowed under the facility, but we had obtained $279 million in letters of credit under the facility that were collateralized by $279 million of the trade receivables held by the subsidiary.

Note 10—Earnings Per Share

Basic earnings per share (EPS) is based on net income attributable to Phillips 66 (earnings) and is calculated based upon the daily weighted-average number of common shares outstanding during the periods presented. Also, this calculation includes fully vested stock and unit awards that have not yet been issued as common stock. Diluted EPS includes the above, plus unvested stock, unit or option awards granted under our compensation plans and vested unexercised stock options, but only to the extent these instruments dilute earnings per share.

On April 30, 2012, 625,272,302 shares of our common stock were distributed to ConocoPhillips stockholders in conjunction with the separation. For comparative purposes, and to provide a more meaningful calculation of weighted-average shares outstanding, we have assumed this amount to be outstanding as of the beginning of each period prior to the separation presented in the calculation of weighted-average shares. In addition, we have assumed the dilutive securities outstanding at April 30, 2012, were also outstanding for each of the periods prior to the separation presented.

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011

Basic EPS Calculation
Net income attributable to Phillips 66 (millions)	$1,181	1,039	1,817	1,715

Weighted-average common shares outstanding—basic (thousands)	628,510	627,628	628,069	627,628

Earnings per share—basic	$1.88	1.66	2.89	2.73

Diluted EPS Calculation
Net income attributable to Phillips 66 (millions)	$1,181	1,039	1,817	1,715

Weighted-average common shares outstanding—basic (thousands)	628,510	627,628	628,069	627,628
Dilutive effect of stock-based compensation (thousands)	6,647	7,017	6,982	7,017

Weighted-average common shares outstanding—diluted (thousands)	635,157	634,645	635,051	634,645

Earnings per share—diluted	$1.86	1.64	2.86	2.70

Note 11—Guarantees

At June 30, 2012, we were liable for certain contingent obligations under various contractual arrangements as described below. We recognize a liability, at inception, for the fair value of our obligation as a guarantor for newly issued or modified guarantees. Unless the carrying amount of the liability is noted below, we have not recognized a liability either because the guarantees were issued prior to December 31, 2002, or because the fair value of the obligation is immaterial. In addition, unless otherwise stated, we are not currently performing with any significance under the guarantee and expect future performance to be either immaterial or have only a remote chance of occurrence.

Guarantees of Joint Venture Debt

In April 2012, in connection with the separation, we issued a guarantee for 100 percent of the 8.85% senior notes issued by MSLP in July 1999. At June 30, 2012, the maximum potential amount of future payments to third parties under the guarantee is estimated to be $242 million, which could become payable if MSLP fails to meet its obligations under the senior note agreement.

At June 30, 2012, we had other guarantees outstanding for our portion of certain joint venture debt obligations, which have remaining terms of up to 14 years. The maximum potential amount of future payments under these other guarantees is approximately $116 million. Payment would be required if a joint venture defaults on its debt obligations.

Other Guarantees

We have other guarantees with maximum future potential payment amounts totaling $268 million, which consist primarily of guarantees to fund the short-term cash liquidity deficits of certain joint ventures and guarantees of the lease payment obligations of a joint venture. These guarantees generally have remaining terms of up to 13 years or life of the venture.

Indemnifications

Over the years, we have entered into various agreements to sell ownership interests in certain corporations, joint ventures and assets that gave rise to qualifying indemnifications. Agreements associated with these sales include indemnifications for taxes, environmental liabilities, permits and licenses, employee claims, real estate indemnity against tenant defaults, and litigation. The terms of these indemnifications vary greatly. The majority of these indemnifications are related to environmental issues, relative to which the term is generally indefinite and the maximum amount of future payments is generally unlimited. The carrying amount recorded for indemnifications at June 30, 2012, was $362 million. We amortize the indemnification liability over the relevant time period, if one exists, based on the facts and circumstances surrounding each type of indemnity. In cases where the indemnification term is indefinite, we will reverse the liability when we have information the liability is essentially relieved or amortize the liability over an appropriate time period as the fair value of our indemnification exposure declines. Although it is reasonably possible future payments may exceed amounts recorded, due to the nature of the indemnifications, it is not possible to make a reasonable estimate of the maximum potential amount of future payments. Included in the recorded carrying amount were $147 million of environmental accruals for known contamination that are included in asset retirement obligations and accrued environmental costs at June 30, 2012. For additional information about environmental liabilities, see Note 12—Contingencies and Commitments.

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

Note 12—Contingencies and Commitments

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

Based on currently available information, we believe it is remote that future costs related to known contingent liability exposures will exceed current accruals by an amount that would have a material adverse impact on our consolidated financial statements. As we learn new facts concerning contingencies, we reassess our position both with respect to accrued liabilities and other potential exposures. Estimates particularly sensitive to future changes include contingent liabilities recorded for environmental remediation, tax and legal matters.

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

Environmental

We are subject to international, federal, state and local environmental laws and regulations. When we prepare our consolidated financial statements, we record accruals for environmental liabilities based on management’s best estimates, using all information available at the time. We measure estimates and base liabilities on currently available facts, existing technology, and presently enacted laws and regulations, taking into account stakeholder and business considerations. When measuring environmental liabilities, we also consider our prior experience in remediation of contaminated sites, other companies’ cleanup experience, and data released by the U.S. Environmental Protection Agency (EPA) or other organizations. We consider unasserted claims in our determination of environmental liabilities, and we accrue them in the period they are both probable and reasonably estimable.

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

We are currently participating in environmental assessments and cleanups at numerous federal Superfund and comparable state sites. After an assessment of environmental exposures for cleanup and other costs, we make accruals on an undiscounted basis (except those acquired in a purchase business combination, which we record on a discounted basis) for planned investigation and remediation activities for sites where it is probable future costs will be incurred and these costs can be reasonably estimated. At June 30, 2012, our consolidated balance sheet included a total environmental accrual of $538 million, compared with $542 million at December 31, 2011. We expect to incur a substantial amount of these expenditures within the next 30 years. We have not reduced these accruals for possible insurance recoveries. In the future, we may be involved in additional environmental assessments, cleanups and proceedings.

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

At June 30, 2012, we had performance obligations secured by letters of credit of $1,961 million (of which $279 million were issued under the trade receivables securitization facility, $50 million were issued under the provisions of our revolving credit facility, and the remainder were issued as direct bank letters of credit) related to various purchase commitments incident to the ordinary conduct of business.

Note 13—Financial Instruments and Derivative Contracts

Derivative Instruments

We use financial and commodity-based derivative contracts to manage exposures to fluctuations in foreign currency exchange rates and commodity prices or to capture market opportunities. Since we are not currently using cash-flow hedge accounting, all gains and losses, realized or unrealized, from derivative contracts have been recognized in the consolidated statement of income. Gains and losses from derivative contracts held for trading not directly related to our physical business, whether realized or unrealized, have been reported net in “Other income” on our consolidated statement of income. Cash flows from all our derivative activity for the periods presented appear in the operating section of the cash flow statement.

Purchase and sales contracts with fixed minimum notional volumes for commodities that are readily convertible to cash (e.g., crude oil and gasoline) are recorded on the balance sheet as derivatives unless the contracts are eligible for, and we elect, the normal purchases and normal sales exception (i.e., contracts to purchase or sell quantities we expect to use or sell over a reasonable period in the normal course of business). We generally apply this normal purchases and normal sales exception to eligible crude oil, refined product, natural gas and power commodity purchase and sales contracts; however, we may elect not to apply this exception (e.g., when another derivative instrument will be used to mitigate the risk of the purchase or sales contract but hedge accounting will not be applied, in which case both the purchase or sales contract and the derivative contract mitigating the resulting risk will be recorded on the balance sheet at fair value).

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

The fair value hierarchy for our derivative assets and liabilities accounted for at fair value on a recurring basis was:

	Millions of Dollars
	June 30, 2012				December 31, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Assets
Commodity derivatives	$2,392	977	5	3,374	389	270	6	665

Liabilities
Commodity derivatives	2,211	886	1	3,098	428	267	4	699

Net assets (liabilities)	$181	91	4	276	(39)	3	2	(34)

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

Commodity Derivative Contracts—We operate in the worldwide crude oil, refined products, natural gas liquids, natural gas and electric power markets and are exposed to fluctuations in the prices for these commodities. These fluctuations can affect our revenues, as well as the cost of operating, investing and financing activities. Generally, our policy is to remain exposed to the market prices of commodities; however, we use futures, forwards, swaps and options in various markets to balance physical systems, meet customer needs, manage price exposures on specific transactions, and do a limited, immaterial amount of trading not directly related to our physical business. We also use the market knowledge gained from these activities to capture market opportunities such as moving physical commodities to more profitable locations, storing commodities to capture seasonal or time premiums, and blending commodities to capture quality upgrades. Derivatives may be used to optimize these activities, which may move our risk profile away from market average prices.

The following table indicates the balance sheet line items that include the fair values of commodity derivative assets and liabilities presented net (i.e., commodity derivative assets and liabilities with the same counterparty are netted where the right of setoff exists); however, the balances in the following table are presented gross:

	Millions of Dollars
	June 30 2012	December 31 2011

Assets
Prepaid expenses and other current assets	$3,368	665
Other assets	17	5
Liabilities
Other accruals	3,080	703
Other liabilities and deferred credits	29	1

Hedge accounting has not been used for any items in the table.

The gains (losses) from commodity derivatives incurred, and the line items where they appear on our consolidated statement of income, were:

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011

Sales and other operating revenue	$380	(36)	214	(646)
Other income	45	(2)	52	(13)
Purchased crude oil and products	25	255	46	161

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

	Open Position Long/(Short)
	June 30 2012	December 31 2011

Commodity
Crude oil, refined products and natural gas liquids (millions of barrels)	(27)	(13)

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

The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that were in a liability position was not material at June 30, 2012.

Fair Values of Financial Instruments

We used the following methods and assumptions to estimate the fair value of financial instruments:

•	Cash and cash equivalents: The carrying amount reported on the balance sheet approximates fair value.

•	Accounts and notes receivable: The carrying amount reported on the balance sheet approximates fair value.

•	Debt: The carrying amount of our floating-rate debt approximates fair value. The fair value of the fixed-rate debt is estimated based on quoted market prices as a Level 2 fair value.

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

Our commodity derivative and financial instruments were:

	Millions of Dollars
	Carrying Amount		Fair Value
	June 30 2012	December 31 2011	June 30 2012	December 31 2011

Financial Assets
Commodity derivatives	$181	73	181	73
Financial Liabilities
Commodity derivatives	138	52	138	52
Total debt, excluding capital leases	7,975	377	8,341	406

The amounts shown for derivatives in the preceding table are presented net (i.e., assets and liabilities with the same counterparty are netted where the right of setoff exists). In addition, the June 30, 2012, commodity derivative assets and liabilities appear net of $245 million of obligations to return cash collateral and $12 million of rights to reclaim cash collateral, respectively. The December 31, 2011, commodity derivative liabilities appear net of $55 million of rights to reclaim cash collateral.

Note 14—Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) in the equity section of the balance sheet included:

	Millions of Dollars
	Defined Benefit Plans	Foreign Currency Translation	Hedging	Accumulated Other Comprehensive Income (Loss)

December 31, 2011	$(145)	270	(3)	122
Other comprehensive income (loss)	72	(11)	—	61
Net transfer from ConocoPhillips*	(541)	—	—	(541)

June 30, 2012	$(614)	259	(3)	(358)

* See Consolidated Statement of Changes in Equity.

Note 15—Employee Benefit Plans

Pension Plans

Prior to the separation, certain of our U.S. and U.K. employees participated in defined benefit pension plans and postretirement health and life insurance plans (Shared Plans) sponsored by ConocoPhillips, which included participants of other ConocoPhillips subsidiaries. Through the separation date, we accounted for such Shared Plans as multiemployer benefit plans. Accordingly, we did not record an asset or liability to recognize the funded status of the Shared Plans on our consolidated balance sheet until the separation date. We recorded expenses of $21 million and $84 million for the three months and six months ended June 30, 2012, respectively, and $63 million and $126 million for the three months and six months ended June 30, 2011, respectively, for our allocation of U.S. and U.K. pension costs prior to the separation date.

At the separation date, the assets and liabilities of certain defined benefit plans and postretirement benefit plans, allocable to Phillips 66 employees, were transferred to Phillips 66. Plan assets of $2,092 million, benefit obligations of $3,072 million and $870 million of accumulated other comprehensive loss ($541 million net of tax) were recorded for the plans transferred to us. The amount of plan assets transferred is expected to be adjusted based on final actuarial analyses in the third quarter of 2012.

The following table provides a reconciliation of the projected benefit obligations and plan assets for our pension plans and accumulated benefit obligations for our other postretirement benefit plans for the six months ended June 30, 2012:

	Millions of Dollars
	Pension Benefits		Other Benefits
	U.S.	Int’l.

Change in Benefit Obligation
Benefit obligation at January 1, 2012	$—	237	—
Service cost	21	7	1
Interest cost	16	9	1
Plan participants’ contributions	—	1	—
Actuarial gain	(74)	(8)	(8)
Benefits paid	—	(5)	—
Liabilities assumed from separation	2,465	408	199
Foreign currency exchange rate changes	—	(13)	—

Benefit obligation at June 30, 2012*	$2,428	636	193

*Accumulated benefit obligation portion of above at June 30:	$2,055	487

Change in Fair Value of Plan Assets
Fair value of plan assets at January 1, 2012	$—	120	—
Return on plan assets	20	7	—
Company contributions	—	12	—
Plan participants’ contributions	—	1	—
Benefits paid	—	(5)	—
Assets received from separation	1,740	352	—
Foreign currency exchange rate changes	—	(9)	—

Fair value of plan assets at June 30, 2012	$1,760	478	—

Funded Status at June 30, 2012	$(668)	(158)	(193)

Amounts recognized on the balance sheet at June 30, 2012, for the Company’s pension and other postretirement benefit plans include:

	Millions of Dollars
	Pension Benefits		Other Benefits
	U.S.	Int’l.

Current liabilities	$4	—	2
Noncurrent liabilities	664	158	191

Total recognized	$668	158	193

Certain plans in the U.S. and U.K. were remeasured after the separation. As of May 1, 2012, we selected a discount rate of 4.2 percent in the U.S. and 5.0 percent in the U.K. In determining the discount rates, we used yields on high-quality fixed income investments matched to the estimated benefit cash flows of our plans. Based on our long-term plans for compensation increases and expected economic conditions, including the effects of merit increases, promotions and general inflation, we selected an assumption rate for compensation increases of 3.75 percent in the U.S. and 4.2 percent in the U.K. We also selected an estimated long-term rate of return assumption of 7.0 percent in the U.S. and 5.9 percent in the U.K. These assumptions were used in the determination of net periodic benefit cost in the U.S. and U.K. for the period from May 1, 2012, through December 31, 2012.

Included in accumulated other comprehensive loss at June 30, 2012, were the following before-tax amounts that had not been recognized in net periodic benefit cost:

	Millions of Dollars
	Pension Benefits		Other Benefits
	U.S.	Int’l.

Unrecognized net actuarial loss (gain)	$724	83	(15)
Unrecognized prior service cost (credit)	16	(11)	3

Accumulated other comprehensive loss at June 30, 2012, included $40 million expected to be amortized into net periodic benefit cost from July 1, 2012, through December 31, 2012.

The components of net periodic benefit cost of all defined benefit plans are presented in the following table:

	Millions of Dollars
	Pension Benefits				Other Benefits
	2012		2011		2012	2011

	U.S.	Int’l.	U.S.	Int’l.

Components of Net Periodic Benefit Cost
Three Months Ended June 30
Service cost	$21	6	—	2	1	—
Interest cost	16	6	—	3	1	—
Expected return on plan assets	(20)	(5)	—	(2)	—	—
Amortization of prior service cost	1	—	—	—	—	—
Recognized net actuarial loss	12	1	—	1	—	—

Subtotal net periodic benefit cost	30	8	—	4	2	—

Allocated benefit cost from ConocoPhillips	18	3	53	10	2	5

Total net periodic benefit cost	$48	11	53	14	4	5

Six Months Ended June 30
Service cost	$21	7	—	3	1	—
Interest cost	16	9	—	6	1	—
Expected return on plan assets	(20)	(7)	—	(4)	—	—
Amortization of prior service cost	1	—	—	—	—	—
Recognized net actuarial loss	12	3	—	2	—	—

Subtotal net periodic benefit cost	30	12	—	7	2	—

Allocated benefit cost from ConocoPhillips	71	13	106	20	7	10

Total net periodic benefit cost	$101	25	106	27	9	10

Plan Assets

The investment strategy for managing pension plan assets is to seek a reasonable rate of return relative to an appropriate level of risk and provide adequate liquidity for benefit payments and portfolio management. We follow a policy of broadly diversifying pension plan assets across asset classes, investment managers, and individual holdings. As a result, our plan assets have no significant concentrations of credit risk. Asset classes that are considered appropriate include equities, fixed income, cash, real estate and insurance contracts. Plan fiduciaries may consider and add other asset classes to the investment program from time to time. The target allocations for plan assets are 62 percent equity securities, 36 percent debt securities, 1 percent real estate and 1 percent in all other types of investments. Generally, the investments in the plans are publicly traded, therefore minimizing liquidity risk in the portfolio.

Following is a description of the valuation methodologies used for the pension plan assets.

•	Fair values of equity securities and government debt securities categorized in Level 1 are primarily based on quoted market prices.

•

Fair values of corporate debt securities, agency and mortgage-backed securities and government debt securities categorized in Level 2 are estimated using recently executed transactions and market price quotations. If there have been no market transactions in a particular fixed income security, its fair market value is calculated by pricing models that benchmark the security against other securities with actual market prices. When observable price quotations are not available, fair value is based on pricing models that use something other than actual market prices (e.g., observable inputs such as benchmark yields, reported trades and issuer spreads for similar securities), and these securities are categorized in Level 3 of the fair value hierarchy.

•	Fair values of investments in common/collective trusts are determined by the issuer of each fund based on the fair value of the underlying assets.

•

Fair values of mutual funds are valued based on quoted market prices, which represent the net asset value of shares held. Certain mutual funds are categorized in Level 2 as they are not valued on a daily basis.

•	Cash is valued at cost, which approximates fair value.

•	Fair values of insurance contracts are valued at the present value of the future benefit payments owed by the insurance company to the Plans’ participants.

•	Fair values of real estate investments are valued using real estate valuation techniques and other methods that include reference to third-party sources and sales comparables where available.

The fair values of our pension plan assets at June 30, 2012, by asset class were as follows:

	Millions of Dollars
	U.S.				International
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Equity Securities
U.S.	$496	—	—	496	94	—	—	94
International	308	—	—	308	74	—	—	74
Common/collective trusts	—	219	—	219	—	88	—	88
Mutual funds	1	37	—	38	7	—	—	7
Debt Securities
Government	156	50	—	206	83	—	—	83
Corporate	—	279	1	280	—	—	—	—
Agency and mortgage-backed securities	—	46	—	46	—	—	—	—
Common/collective trusts	—	49	—	49	—	101	—	101
Mutual funds	55	—	—	55	2	—	—	2
Cash	—	—	—	—	5	—	—	5
Insurance contracts	—	—	—	—	—	—	16	16
Real estate	—	—	—	—	—	—	6	6

Total*	$1,016	680	1	1,697	265	189	22	476

*Fair values in the table include unrealized losses of approximately $60 million and exclude net receivables related to security transactions of $5 million.

During the first six months of 2012, we contributed $12 million to our international plans. Total contributions for the remainder of the year are currently estimated to be $125 million ($100 million for our U.S. plans and $25 million for our international plans).

The following benefit payments, which include estimated future service, are expected to be paid:

	Millions of Dollars
	Pension Benefits		Other Benefits
	U.S.	Int’l.

2012	$117	11	1
2013	181	13	3
2014	197	15	5
2015	216	17	7
2016	233	22	10
2017-2021	1,289	131	84

Share-Based Compensation

Prior to the separation, our employees participated in the “2011 Omnibus Stock and Performance Incentive Plan of ConocoPhillips” (the COP Omnibus Plan), under which they were eligible to receive ConocoPhillips stock options, restricted stock units (RSUs) and restricted performance share units (PSUs). Effective on the separation date of April 30, 2012, our employees and non-employee directors began participating in the “Omnibus Stock and Performance Incentive Plan of Phillips 66” (the P66 Omnibus Plan).

The P66 Omnibus Plan authorizes the Human Resources and Compensation Committee of our Board of Directors (the Committee) to grant stock options, stock appreciation rights, stock awards (including restricted stock and restricted stock unit awards), cash awards, and performance awards to our employees or non-employee directors and other plan participants. Of the 55 million shares of Phillips 66 common stock issuable under the P66 Omnibus Plan, no more than 40 million shares are available for incentive stock options and no more than 40 million shares are available for awards in stock.

In connection with the separation, share-based compensation awards granted under the COP Omnibus Plan and held by grantees as of April 30, 2012, were adjusted or substituted as follows. These adjustments were intended to preserve the intrinsic value of the awards as of April 30, 2012.

•	Exercisable awards of stock options and stock appreciation rights were adjusted so that the grantee received options to purchase both ConocoPhillips and Phillips 66 common stock.

•	Unexercisable awards of stock options held by Phillips 66 employees were replaced with substitute awards to purchase only Phillips 66 common stock.

•

Restricted stock and PSUs awarded for completed performance periods under the ConocoPhillips Performance Share Program (PSP) were adjusted so that the grantee received both ConocoPhillips and Phillips 66 restricted stock and PSUs.

•	Restricted stock and RSUs received under all programs other than the PSP were replaced entirely with substitute Phillips 66 restricted stock and RSUs.

Awards granted in connection with the adjustment and substitution of awards originally issued under the COP Omnibus Plan are a part of the P66 Omnibus Plan and are included in the maximum number of shares of Phillips 66 common stock available for delivery under the P66 Omnibus Plan.

The adjustment and substitution of awards resulted in the recognition of $9 million of incremental compensation expense in the second quarter of 2012.

Outstanding Awards—Awards granted under the P66 Omnibus Plan as a result of the adjustment and substitution of the COP Omnibus Plan awards in connection with the separation and a summary of stock option, RSU and PSU award activity for the period from April 30, 2012, to June 30, 2012, are presented in the following table:

	Stock Options		RSUs		PSUs
	Options	Weighted- Average Exercise Price	Awards	Weighted- Average Grant Date Fair Value	Awards	Weighted- Average Grant Date Fair Value

Outstanding at April 30, 2012	12,597,240	$23.06	5,325,118	$28.52	2,972,039	$34.30
Granted	—	—	140,368	31.83	—	—
Forfeited	(140,086)	32.03	(34,619)	28.95	(1,300)	38.04
Exercised or settled	(157,416)	14.59	(16,842)	26.17	(2,097)	32.51
Expired or canceled	(54,195)	32.24	—	—	—	—

Outstanding at June 30, 2012	12,245,543	$23.03	5,414,025	$28.61	2,968,642	$34.30

All option, RSU, and PSU awards presented in this table are for Phillips 66 stock only, including those awards held by ConocoPhillips employees.

As of June 30, 2012, unrecognized compensation cost related to stock option awards was $11 million, which is expected to be recognized over a weighted average period of 1.4 years. Unrecognized compensation cost related to RSU and PSU awards was $96 million, which is expected to be recognized over a weighted average period of 2.9 years. The calculations of unamortized expense and weighted-average periods include awards based on both Phillips 66 and ConocoPhillips stock held by Phillips 66 employees.

Note 16—Related Party Transactions

Significant transactions with related parties were:

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011

Operating revenues and other income (a)	$2,099	2,458	4,236	4,408
Purchases (b)	5,778	8,778	14,808	16,416
Operating expenses and selling, general and administrative expenses (c)	44	80	143	191
Interest expense (d)	2	2	4	4

(a)	We sold crude oil to the Malaysian Refining Company Sdn. Bhd. (MRC). Natural gas liquids, solvents and petrochemical feedstocks were sold to CPChem, and gas oil and hydrogen feedstocks were sold to Excel. Crude oil, blendstock and other intermediate products were sold to WRB. In addition, we charged several of our affiliates, including CPChem and MSLP, for the use of common facilities, such as steam generators, waste and water treaters and warehouse facilities.

(b)	We purchased refined products from WRB. We purchased natural gas and natural gas liquids from DCP Midstream and CPChem for use in our refinery processes and other feedstocks from various affiliates. We purchased refined products from MRC. We also paid fees to various pipeline equity companies for transporting finished refined products. In addition, we paid a price upgrade to MSLP for heavy crude processing. We purchased base oils and fuel products from Excel for use in our refining and marketing businesses.

(c)	We paid utility and processing fees to various affiliates.

(d)	We incurred interest expense on a note payable to MSLP.

Also included in the table above are transactions with ConocoPhillips through April 30, 2012, the effective date of the separation. These transactions include crude oil purchased from ConocoPhillips as feedstock for our refineries and power sold to ConocoPhillips from our power generation facilities. Sales to ConocoPhillips prior to the separation were $85 million and $297 million for the three months ended June 30, 2012 and 2011, respectively, and $381 million and $564 million for the six months ended June 30, 2012 and 2011, respectively. Purchases from ConocoPhillips prior to the separation were $1,112 million and $3,836 million for the three months ended June 30, 2012 and 2011, respectively, and $5,328 million and $7,587 million for the six months ended June 30, 2012 and 2011, respectively.

For periods prior to the separation, the consolidated statement of income includes expense allocations for certain corporate functions historically performed by ConocoPhillips and not allocated to its operating segments, including allocations of general corporate expenses related to executive oversight, accounting, treasury, tax, legal, procurement and information technology. Net charges from ConocoPhillips for these services, reflected in selling, general and administrative expenses, were $9 million and $33 million for the three months ended June 30, 2012 and 2011, respectively, and $70 million and $98 million for the six months ended June 30, 2012 and 2011, respectively.

Net Parent Company Investment

The following is a reconciliation of the amounts presented as “Net transfers to/from ConocoPhillips” on the consolidated statement of changes in equity and the amounts presented as “Distributions to ConocoPhillips” on the consolidated statement of cash flows.

	Millions of Dollars
	Six Months Ended June 30
	2012	2011

Net transfers to ConocoPhillips per the consolidated statement of changes in equity	$(5,707)	(1,532)
Non-cash adjustments
Foreign currency translation adjustments on net parent company investment	(118)	(131)
Net transfer of assets and liabilities with ConocoPhillips	570	(4)

Distributions to ConocoPhillips per the consolidated statement of cash flows	$(5,255)	(1,667)

Supplemental Cash Flow Information

In accordance with the separation and distribution agreement with ConocoPhillips, certain assets and liabilities were transferred to us at separation that were not included in the historical financial statements for periods prior to the separation. These noncash capital contributions included:

•	$374 million of PP&E; primarily office buildings and facilities.

•	$1,201 million of employee benefit liabilities; primarily related to U.S. and U.K. pension plans.

•	$329 million of deferred taxes associated with the employee benefit liabilities.

Note 17—Segment Disclosures and Related Information

We have organized our reporting structure based on the grouping of similar products and services, resulting in three operating segments:

1)	R&M—This segment purchases, refines, markets and transports crude oil and petroleum products, mainly in the United States, Europe and Asia. This segment also includes power generation operations. The R&M segment’s United States and international operations are disclosed separately for reporting purposes.

2)	Midstream—This segment gathers, processes, transports and markets natural gas and fractionates and markets natural gas liquids in the United States. The Midstream segment primarily consists of our 50 percent equity investment in DCP Midstream.

3)	Chemicals—This segment manufactures and markets petrochemicals and plastics on a worldwide basis. The Chemicals segment consists of our 50 percent equity investment in CPChem.

Corporate and Other includes general corporate overhead, interest expense, our investments in new technologies and various other corporate activities. Corporate assets include all cash and cash equivalents.

We evaluate performance and allocate resources based on net income attributable to Phillips 66. Intersegment sales are at prices that approximate market.

Analysis of Results by Operating Segment

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011

Sales and Other Operating Revenues
R&M
United States	$29,998	34,821	59,446	64,775
International	15,340	16,054	29,993	28,934
Intersegment eliminations	(59)	(180)	(164)	(313)

R&M	45,279	50,695	89,275	93,396

Midstream
Total sales	1,506	2,022	3,405	4,253
Intersegment eliminations	(44)	(129)	(159)	(285)

Midstream	1,462	1,893	3,246	3,968

Chemicals	3	3	6	6
Corporate and Other	3	3	3	3

Consolidated sales and other operating revenues	$46,747	52,594	92,530	97,373

Net Income (Loss) Attributable to Phillips 66
R&M
United States	$1,124	695	1,531	1,118
International	60	79	53	144

Total R&M	1,184	774	1,584	1,262

Midstream	(91)	111	(2)	172
Chemicals	207	190	424	375
Corporate and Other	(119)	(36)	(189)	(94)

Consolidated net income attributable to Phillips 66	$1,181	1,039	1,817	1,715

	Millions of Dollars
	June 30 2012	December 31 2011

Total Assets
R&M
United States	$25,373	25,056
International	10,289	8,902
Goodwill	3,344	3,332

Total R&M	39,006	37,290

Midstream	2,206	2,900
Chemicals	3,613	2,999
Corporate and Other	3,750	22

Consolidated total assets	$48,575	43,211

Note 18—Income Taxes

Our effective tax rate for the second quarter and first six months of 2012 was 38 percent and 39 percent, respectively, compared with 36 percent and 37 percent for the corresponding periods of 2011. The effective tax rate differs from the federal statutory rate of 35 percent primarily due to state income taxes (net of federal benefit) and the impact of foreign operations. The provision for income taxes for periods prior to the separation has been computed as if we were a stand-alone company.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis is the company’s analysis of its financial performance and of significant trends that may affect future performance. It should be read in conjunction with the consolidated financial statements and notes. It contains forward-looking statements including, without limitation, statements relating to the company’s plans, strategies, objectives, expectations and intentions that are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “estimate,” “believe,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target” and similar expressions identify forward-looking statements. The company does not undertake to update, revise or correct any of the forward-looking information unless required to do so under the federal securities laws. Readers are cautioned that such forward-looking statements should be read in conjunction with the company’s disclosures under the heading: “CAUTIONARY STATEMENT FOR THE PURPOSES OF THE ‘SAFE HARBOR’ PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995,” beginning on page 44.

The terms “earnings” and “loss” as used in Management’s Discussion and Analysis refer to net income (loss) attributable to Phillips 66.

BUSINESS ENVIRONMENT AND EXECUTIVE OVERVIEW

Phillips 66 is an international downstream company with refining and marketing, midstream and chemicals businesses. At June 30, 2012, we had total assets of $49 billion. On May 1, 2012, our common stock began trading “regular-way” on the New York Stock Exchange under the symbol “PSX.”

The Separation

On April 4, 2012, the ConocoPhillips Board of Directors approved the separation of its downstream businesses into an independent, publicly traded company named Phillips 66. In accordance with a separation and distribution agreement, the two companies were separated by ConocoPhillips distributing to its stockholders all 625,272,302 shares of common stock of Phillips 66 after the market closed on April 30, 2012. Each ConocoPhillips shareholder received one share of Phillips 66 stock for every two shares of ConocoPhillips stock held at the close of business on the record date of April 16, 2012. Fractional shares of Phillips 66 common stock were not distributed and any fractional shares of Phillips 66 common stock otherwise issuable to a ConocoPhillips shareholder were sold in the open market on such shareholder’s behalf, and such shareholder received a cash payment with respect to that fractional share. In conjunction with the separation, ConocoPhillips received a private letter ruling from the Internal Revenue Service to the effect that, based on certain facts, assumptions, representations and undertakings set forth in the ruling, for U.S. federal income tax purposes, the distribution of Phillips 66 stock was not taxable to ConocoPhillips or U.S. holders of ConocoPhillips common stock, except in respect to cash received in lieu of fractional share interests. Following the separation, ConocoPhillips retained no ownership interest in Phillips 66, and each company now has separate public ownership, boards of directors and management. A registration statement on Form 10, as amended through the time of its effectiveness, describing the separation was filed by Phillips 66 with the U.S. Securities and Exchange Commission (SEC) and was declared effective on April 12, 2012 (the Form 10). Pursuant to the separation and distribution agreement with ConocoPhillips, on April 30, 2012, we made a special cash distribution to ConocoPhillips of $5.95 billion. After subsequent working capital and inventory determinations, an additional cash distribution of $1.87 billion was made to ConocoPhillips in June 2012. After consideration of the cash retained by Phillips 66 at separation, as well as cash flow impacts of the four months ended April 30, 2012, the net distribution to ConocoPhillips was $5.3 billion.

Basis of Presentation

Prior to the separation on April 30, 2012, our results of operations, financial position and cash flows consisted of ConocoPhillips’ refining, marketing and transportation operations; its natural gas gathering, processing, transmission and marketing operations, primarily conducted through its equity investment in DCP Midstream, LLC (DCP Midstream); its petrochemical operations, conducted through its equity investment in Chevron Phillips Chemical Company LLC (CPChem); its power generation operations; and an allocable portion of its corporate costs (together, the “downstream businesses”). These financial statements have been presented as if the downstream businesses had been combined for all periods presented. All intercompany transactions and accounts within the downstream businesses were eliminated. The assets and liabilities have been reflected on a historical cost basis, as all of the assets and liabilities presented were wholly owned by ConocoPhillips and were transferred within the ConocoPhillips consolidated group. The statement of income for periods prior to the separation includes expense allocations for certain corporate functions historically performed by ConocoPhillips and not allocated to its operating segments, including allocations of general corporate expenses related to executive oversight, accounting, treasury, tax, legal, procurement and information technology. These allocations were based primarily on specific identification of time and/or activities associated with the downstream businesses, employee headcount or capital expenditures. The combined financial statements may not necessarily reflect all of the actual expenses that would have been incurred had we been a stand-alone company during the periods presented prior to the separation. All financial information presented after the separation represents the consolidated results of operations, financial position and cash flows of Phillips 66.

Business Environment

Results for our Refining and Marketing (R&M) segment depend largely on refining and marketing margins, cost control, refinery throughput, and product yields. The overall change in crack spreads will impact our refining margins. Both domestic and international industry crack spreads improved in the second quarter of 2012. The U.S. 3:2:1 crack spread increased in the second quarter of 2012, compared with both the second quarter of 2011 and the first quarter of 2012. The improvement in domestic industry crack spreads primarily resulted from the decline in crude oil prices outpacing the decline in refined product prices.

In addition, record inventory levels in the Midcontinent, combined with constrained infrastructure out of the region, continue to cause West Texas Intermediate (WTI) crude to trade at a deep discount relative to waterborne crudes. Refineries capable of processing WTI crude and crude oils that are WTI based, primarily the Midcontinent and Gulf Coast refineries, benefitted from these lower regional feedstock prices.

The Northwest Europe benchmark crack spread increased in the second quarter of 2012, compared with the second quarter of 2011 and the first quarter of 2012. The improvement over both periods was driven by lower crude oil prices, due to economic concerns out of Europe related to the debt crisis as well as worries related to economic growth in the United States and China.

The Midstream segment’s results are closely linked to natural gas liquids prices and, to a lesser extent, natural gas prices. Natural gas liquids prices decreased in the second quarter of 2012, compared with the second quarter of 2011 and the first quarter of 2012, due to growing natural gas liquids production from liquids-rich gas shale plays with limited corresponding demand increase from the petrochemical industry, combined with lower crude oil prices caused by uncertainties in the global economy.

The Chemicals segment consists of our 50 percent equity investment in CPChem. The chemicals and plastics industry is mainly a commodity-based industry where the margins for key products are based on market factors. The chemicals industry experienced improved ethylene margins in regions of the world where production is based upon natural gas liquids versus crude-derived feedstocks. In particular, North American ethane-based crackers benefitted from the lower-priced feedstocks.

RESULTS OF OPERATIONS

Unless otherwise indicated, discussion of results for the three- and six-month periods ended June 30, 2012, is based on a comparison with the corresponding periods of 2011.

Consolidated Results

A summary of net income (loss) attributable to Phillips 66 by business segment follows:

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011

R&M	$1,184	774	1,584	1,262
Midstream	(91)	111	(2)	172
Chemicals	207	190	424	375
Corporate and Other	(119)	(36)	(189)	(94)

Net income attributable to Phillips 66	$1,181	1,039	1,817	1,715

Earnings for Phillips 66 increased 14 percent in the second quarter of 2012 and 6 percent in the six-month period ended June 30, 2012, compared with the corresponding periods of 2011. The increases in both periods were primarily the result of:

•

Improved results from our R&M segment, mainly due to higher refining margins and marketing margins, and a gain of $106 million after-tax from the sale of Trainer Refinery and associated terminal and pipeline assets.

•	Improved results from our Chemicals segment, reflecting higher margins in the olefins and polyolefins business lines.

These improved results were partially offset by lower earnings from our Midstream segment resulting from a $170 million after-tax impairment of our equity investment in Rockies Express Pipeline LLC (REX) and lower natural gas liquids prices, and higher corporate repositioning expenses and interest expense.

See the “Segment Results” section for additional information on our segment results.

Income Statement Analysis

Sales and other operating revenues for the second quarter and six-month period of 2012 decreased 11 percent and 5 percent, respectively, and purchased crude oil and products decreased 13 percent and 6 percent, respectively. The decreases were mainly due to lower prices for petroleum products, crude oil and natural gas liquids (NGL).

Equity in earnings of affiliates for the second quarter and six-month period of 2012 increased 4 percent and 5 percent, respectively. The increases in both periods primarily resulted from:

•

Improved earnings from WRB Refining LP (WRB), mainly due to higher refining margins in the Central Corridor, combined with processing higher refining volumes associated with the start-up of the coker and refining expansion (CORE) project at the Wood River Refinery.

•	Improved earnings from CPChem, primarily due to higher margins in the olefins and polyolefins business lines.

These increases were partially offset by:

•	Lower earnings from DCP Midstream, mainly due to lower natural gas liquids prices and, to a lesser extent, natural gas and crude oil prices.

•	Lower earnings from Malaysian Refining Company Sdn., mainly due to lower refining margins.

Net gain on dispositions for the second quarter and six-month period of 2012 increased $145 million and $144 million, respectively, primarily related to the before-tax gain of $189 million from the sale of Trainer Refinery and associated terminal and pipeline assets in the second quarter of 2012. For additional information on the sale, see Note 5—Assets Held for Sale or Sold, in the Notes to Consolidated Financial Statements.

Other income for the second quarter and six-month period of 2012 both increased $68 million, primarily related to gains from trading activities not directly related to our physical business.

Selling, general and administrative expenses for the second quarter and six-month period of 2012 increased 38 percent and 24 percent, respectively, primarily resulting from costs associated with the separation of Phillips 66 from ConocoPhillips, and incremental costs relating to a prior retail disposition program.

Impairments for the second quarter and six-month period of 2012 increased $273 million and $316 million, respectively, primarily related to the $275 million impairment of our equity investment in REX and the $42 million impairment of equipment formerly associated with the canceled Wilhelmshaven Refinery (WRG) upgrade project. For additional information on the impairments, see Note 8—Impairments, in the Notes to Consolidated Financial Statements.

Interest and debt expense for the second quarter and six-month period of 2012 increased $80 million and $89 million, respectively, primarily due to new debt issued in March and April of 2012. For additional information on the debt issuance, see Note 9—Debt, in the Notes to Consolidated Financial Statements.

Foreign currency transaction (gains) losses for the second quarter of 2012 were an $8 million loss compared with a gain of $31 million for the second quarter of 2011. For the six-month period of 2012, the gains decreased $67 million compared with the same period of 2011. The unfavorable changes were primarily due to the U.S. dollar strengthening against both the British pound and the euro during both periods of 2012, compared with the U.S. dollar weakening against both the British pound and the euro during the corresponding periods of 2011.

See Note 18—Income Taxes, in the Notes to Consolidated Financial Statements, for information regarding our provision for income taxes and effective tax rates.

Segment Results

R&M

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011

	Millions of Dollars
Net Income Attributable to Phillips 66
United States	$1,124	695	1,531	1,118
International	60	79	53	144

	$1,184	774	1,584	1,262

	Dollars Per Barrel
Refining Margins
Atlantic Basin/Europe	$7.76	4.62	7.32	5.28
Gulf Coast	9.36	8.69	7.75	8.98
Central Corridor	26.34	19.96	21.64	18.60
Western/Pacific	7.91	9.34	9.29	9.89
Worldwide	12.56	9.49	11.40	9.63

	Dollars Per Gallon
U.S. Average Wholesale Prices*
Gasoline	$3.09	3.19	3.04	2.97
Distillates	3.09	3.23	3.15	3.08

*Excludes excise taxes.

	Thousands of Barrels Daily
Operating Statistics
Refining operations*
Atlantic Basin/Europe
Crude oil capacity	588	773	588	773
Crude oil processed	561	715	567	719
Capacity utilization (percent)	95%	93	96	93
Refinery production	616	784	621	784
Gulf Coast
Crude oil capacity	733	733	733	733
Crude oil processed	670	664	635	639
Capacity utilization (percent)	91%	91	87	87
Refinery production	758	765	720	731
Central Corridor
Crude oil capacity	470	471	470	471
Crude oil processed	446	447	462	430
Capacity utilization (percent)	95%	95	98	91
Refinery production	462	462	479	446
Western/Pacific
Crude oil capacity	439	435	439	435
Crude oil processed	391	370	383	383
Capacity utilization (percent)	89%	85	87	88
Refinery production	412	397	408	410
Worldwide
Crude oil capacity	2,230	2,412	2,230	2,412
Crude oil processed	2,068	2,196	2,047	2,171
Capacity utilization (percent)	93%	91	92	90
Refinery production	2,248	2,408	2,228	2,371

*Includes our share of equity affiliates.

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011

	Thousands of Barrels Daily
Petroleum products sales volumes
Gasoline	1,283	1,409	1,207	1,340
Distillates	1,162	1,177	1,148	1,190
Other products	532	568	493	578

	2,977	3,154	2,848	3,108

The R&M segment refines crude oil and other feedstocks into petroleum products (such as gasoline, distillates and aviation fuels); buys, sells and transports crude oil; and buys, transports, distributes and markets petroleum products. This segment also includes power generation operations. R&M has operations mainly in the United States, Europe and Asia.

R&M reported earnings of $1,184 million during the second quarter of 2012, an increase of $410 million, or 53 percent, compared with the second quarter of 2011. Earnings for the first six months of 2012 were $1,584 million, an increase of $322 million, or 26 percent, compared with the same period of 2011. See the “Business Environment and Executive Overview” section for information on industry crack spreads and other market factors impacting this quarter’s results.

Earnings for both periods of 2012 improved, primarily due to higher worldwide refining margins, wholesale marketing margins, and lubricant margins, as well as a gain of $106 million after-tax from the sale of Trainer Refinery and associated terminal and pipeline assets. These items were partially offset by foreign currency transaction losses and a higher provision for income taxes associated with foreign dividends.

Additionally, the six-month period of 2012 included a $42 million after-tax property impairment related to equipment formerly associated with the canceled WRG upgrade project. For additional information on the impairment, see Note 8—Impairments, in the Notes to Consolidated Financial Statements.

During the six-month period of 2012, our refineries processed higher refining volumes in our higher-margin Central Corridor region, while processing lower refining volumes in our Atlantic Basin/Europe region due to the shutdown of Trainer Refinery in September 2011, which positively impacted our earnings.

Our worldwide refining capacity utilization rate was 93 percent in the second quarter of 2012, compared with 91 percent in the second quarter of 2011. The current year improvement was primarily due to improved market conditions.

Midstream

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011

	Millions of Dollars

Net Income (Loss) Attributable to Phillips 66*	$(91)	111	(2)	172

*Includes DCP Midstream-related earnings:	$42	90	102	141

Dollars Per Barrel
Weighted Average Sales Prices
U.S. natural gas liquids*
Equity affiliates	$32.48	52.24	37.29	49.94

*Based on index prices from the Mont Belvieu and Conway market hubs that are weighted by natural gas liquids component and location mix.

	Thousands of Barrels Daily
Operating Statistics
Natural gas liquids extracted*	196	189	201	184
Natural gas liquids fractionated**	93	115	99	110

*Includes	our share of equity affiliates.
**Excludes	DCP Midstream.

The Midstream segment purchases raw natural gas from producers and gathers natural gas through an extensive network of pipeline gathering systems. The natural gas is then processed to extract natural gas liquids from the raw gas stream. The remaining “residue” gas is marketed to electric utilities, industrial users and gas marketing companies. Most of the natural gas liquids are fractionated—separated into individual components such as ethane, propane and butane—and marketed as chemical feedstock, fuel or blendstock. The Midstream segment consists of our 50 percent equity investment in DCP Midstream, as well as other natural gas liquids fractionation, trading and marketing businesses in the United States. The Midstream segment also includes our 25 percent ownership interest in REX.

Earnings from the Midstream segment decreased $202 million in the second quarter of 2012 and $174 million in the six-month period of 2012, compared with the corresponding periods of 2011. The decreases in both periods were primarily due to a $170 million after-tax impairment of our equity investment in REX and decreased earnings from DCP Midstream, partially offset by improved earnings from our NGL trading and marketing business. For additional information on the impairment of REX, see Note 8—Impairments, in the Notes to Consolidated Financial Statements. The decrease in earnings of DCP Midstream mainly resulted from lower NGL prices and, to a lesser extent, natural gas and crude oil prices, partially offset by lower depreciation and amortization (D&A) as described below. See the “Business Environment and Executive Overview” section for additional information on natural gas liquids prices.

During the second quarter of 2012, DCP Midstream completed a review of the estimated depreciable lives of its major classes of properties, plants and equipment (PP&E). As a result of that review, the depreciable lives were extended. This change in accounting estimate was implemented on a prospective basis, effective April 1, 2012. DCP Midstream estimates its D&A will be lowered approximately $240 million per year (on a 100 percent basis), which would be an estimated after-tax benefit to our equity earnings from DCP Midstream of approximately $75 million.

Chemicals

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011

Net Income Attributable to Phillips 66	$207	190	424	375

	Millions of Pounds
CPChem Externally Marketed Sales Volumes
Olefins and Polyolefins	3,510	3,473	7,150	6,835
Specialties, Aromatics and Styrenics	1,811	1,732	3,604	3,419

	5,321	5,205	10,754	10,254

The Chemicals segment consists of our 50 percent interest in CPChem, which we account for under the equity method. CPChem uses natural gas liquids and other feedstocks to produce petrochemicals. These products are then marketed and sold or used as feedstocks to produce plastics and commodity chemicals.

Earnings from the Chemicals segment increased $17 million, or 9 percent, in the second quarter of 2012 and $49 million, or 13 percent, in the six-month period of 2012, compared with the corresponding periods of 2011. The increases in both periods of 2012 primarily resulted from higher polyethylene and ethylene margins, reflecting lower feedstock costs, and lower utility costs due to decreased natural gas prices, partially offset by a loss on early extinguishment of debt as described below, and higher operating costs due to plant turnaround activity in the second quarter of 2012. Ethylene margins benefitted from lower ethane and propane prices during the 2012 periods.

During the second quarter of 2012, CPChem began execution of its plan to retire $1 billion of fixed-rate debt by the end of 2012. On June 1, 2012, CPChem redeemed its $300 million of 7% notes due 2014 and its $300 million of 4.75% notes due 2021, and wrote off the associated unamortized debt issuance costs. CPChem recognized a loss on early extinguishment of debt of $114 million (100 percent basis), which decreased our equity in earnings from CPChem, on an after-tax basis, by approximately $35 million. We expect that during the second-half of 2012, we will recognize a further after-tax reduction in equity earnings of approximately $50 million when CPChem retires its $400 million of 8.25% notes due 2019.

Corporate and Other

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011

Net Income (Loss) Attributable to Phillips 66
Net interest	$(45)	(3)	(54)	(5)
Corporate general and administrative expenses	(21)	(14)	(49)	(36)
Technology	(11)	(11)	(24)	(24)
Repositioning costs	(30)	—	(30)	—
Other	(12)	(8)	(32)	(29)

	$(119)	(36)	(189)	(94)

Net interest consists of interest and financing expense, net of interest income. Net interest increased $42 million in the second quarter of 2012 and $49 million in the six-month period of 2012, compared with the corresponding periods of 2011, primarily due to the new debt issued in March and April of 2012. For additional information on the debt issuance, see Note 9—Debt, in the Notes to Consolidated Financial Statements.

Corporate general and administrative expenses increased $7 million in the second quarter of 2012 and $13 million in the six-month period of 2012, compared with the corresponding periods of 2011. The increases in both periods were primarily due to higher actual expenses as a stand-alone company for the two-month period subsequent to the separation.

Repositioning costs consist of expenses related to the separation of Phillips 66 from ConocoPhillips. Expenses incurred in the second quarter of 2012 primarily included compensation and benefits, information systems, and shared services costs.

The category “Other” includes certain foreign currency transaction gains and losses, environmental costs associated with sites no longer in operation, and other costs not directly associated with an operating segment.

CAPITAL RESOURCES AND LIQUIDITY

Significant Sources of Capital

Historically, cash generated from operating activities has been our primary source of liquidity and capital resources. In addition, we received proceeds from asset dispositions.

Operating Activities

During the first six months of 2012, cash provided by operating activities was $1,073 million compared with $1,538 million in the corresponding period of 2011. The decline in the 2012 period reflects the negative working capital impacts of decreasing commodity prices during the first six months of 2012 versus increasing commodity prices in the first six months of 2011, partially offset by higher realized refining and marketing margins in the 2012 period.

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

Our operating cash flows are also impacted by dividend decisions made by our equity affiliates, including WRB, DCP Midstream and CPChem. During the first six months of 2012, we received dividends of $988 million from our equity affiliates, compared with $666 million during the same period of 2011. We cannot control the amount of future dividends from equity affiliates; therefore, future dividend payments by these companies are not assured. For a discussion of distributions by CPChem, see the “Capital Spending—Chemicals” section.

Credit Facilities

In February 2012, we entered into a five-year revolving credit agreement with a syndicate of financial institutions. Under the terms of the revolving credit agreement, we have a borrowing capacity of up to $4.0 billion. We have not borrowed under this facility. However, as of June 30, 2012, $50 million in letters of credit had been issued that were supported by this facility.

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

Borrowings under the credit agreement will incur interest at LIBOR plus a margin based on the credit rating of our senior unsecured long-term debt as determined from time to time by Standard & Poor’s Ratings Services (S&P) and Moody’s Investors Service (Moody’s). The revolving credit agreement also provides for customary fees, including administrative agent fees and commitment fees.

During April, a newly formed, wholly owned subsidiary entered into a trade receivables securitization facility with an aggregate borrowing capacity of $1.2 billion, and a term of three years. As of June 30, 2012, no amount had been drawn under the facility. However, $279 million in letters of credit had been issued that were supported by the facility.

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

The notes are guaranteed by Phillips 66 Company, a wholly owned subsidiary. In connection with the private placement, we and Phillips 66 Company granted the holders of the notes certain registration rights under a Registration Rights Agreement. We have agreed for the benefit of the holders of the notes to use our commercially reasonable efforts to file and cause to be effective a registration statement with the U.S. Securities and Exchange Commission on an appropriate form with respect to a registered offer to exchange each series of notes for new notes that are guaranteed by Phillips 66 Company with terms substantially identical in all material respects to such series of notes. Generally, we have one year from the issuance of the Senior Notes to complete the exchange offer.

During April 2012, approximately $185 million of previously existing debt was retired. Also during April, we closed on $2.0 billion of new debt as a three-year amortizing term loan. The term loan bears interest at a variable rate based on referenced rates plus a margin dependent upon the credit rating of our senior unsecured long-term debt as determined from time to time by S&P and Moody’s. As of June 30, 2012, the interest rate was 1.716 percent.

Our senior unsecured long-term debt has been rated investment grade by Moody’s and S&P. We do not have any ratings triggers on any of our corporate debt that would cause an automatic default, and thereby impact our access to liquidity, in the event of a downgrade of our credit rating. If our credit rating deteriorated to a level prohibiting us from accessing the commercial paper market, we would expect to be able to access funds under our $5.2 billion in liquidity facilities mentioned above.

Because of the opportunities available to us, including internally generated cash flow and access to capital markets, we believe our short-term and long-term liquidity will be adequate to fund not only our operations, but also our anticipated near-term and long-term funding requirements, including capital spending programs, dividend payments, defined benefit plan contributions, repayment of debt maturities and other amounts that may ultimately be paid in connection with contingencies.

Off-Balance Sheet Arrangements

In April 2012, in connection with the separation, we entered into an agreement to guarantee 100 percent of certain outstanding debt obligations of Merey Sweeny, L.P. (MSLP). At June 30, 2012, the aggregate principal amount of MSLP debt guaranteed by us was $242 million.

For additional information about guarantees, see Note 11—Guarantees, in the Notes to Consolidated Financial Statements.

Capital Requirements

For information about our capital expenditures and investments, see the “Capital Spending” section.

On July 11, 2012, our Board of Directors declared the payment of a quarterly dividend of $0.20 per share. The dividend is payable on September 4, 2012, to stockholders of record at the close of business on July 23, 2012.

On July 31, 2012, our Board of Directors authorized the repurchase of up to $1 billion of our outstanding common stock. We expect to begin purchases under this authorization in the third quarter of 2012. The share repurchases are expected to be funded primarily through cash generated by operating activities. Shares of stock repurchased will be held as treasury shares.

Capital Spending

	Millions of Dollars
	Six Months Ended June 30
	2012	2011

Capital Expenditures and Investments
R&M
United States	$365	303
International	89	75

	454	378

Midstream	8	4
Chemicals	—	—
Corporate and Other	26	11

	$488	393

United States	$399	318
International	89	75

	$488	393

R&M

Capital spending for the R&M segment during the first six months of 2012 was primarily for air emission reduction and clean fuels projects to meet new environmental standards, refinery upgrade projects to improve product yields, improvements to the operating integrity of key processing units and safety-related projects. During the first six months of 2012, R&M capital spending was $454 million.

Major construction activities in progress include:

•	Revamp and expansions of equipment for production of low benzene gasoline at Bayway Refinery.

•	Several reliability and maintenance capital projects across the refining system aimed at improving operating availability.

•	Programs aimed at air emission reductions in various U.S. plants.

Generally, our equity affiliates in the R&M segment are intended to have self-funding capital programs.

Midstream

During the first six months of 2012, DCP Midstream had a self-funded capital program, and thus required no new capital infusions from us or our co-venturer. During this period, on a 100 percent basis, DCP Midstream’s capital expenditures and investments were approximately $1,125 million. We are currently forecasting DCP Midstream to remain self-funding through 2012.

Chemicals

During the first six months of 2012, CPChem had a self-funded capital program, and thus required no new capital infusions from us or our co-venturer. During this period, on a 100 percent basis, CPChem’s capital expenditures and investments were approximately $290 million. Our agreement with Chevron Corporation regarding CPChem provides for CPChem to: (i) prior to the separation, halt all mandatory cash distributions to its owners and accumulate its excess cash; and (ii) after the separation, use the accumulated cash and its excess cash flow to retire all of its approximately $1 billion outstanding fixed-rate debt on an accelerated basis. In the second quarter of 2012, CPChem paid $714 million to redeem an aggregate principal balance of $600 million of debt, together with $114 million of prepayment premiums. During this period of debt repayment, CPChem is not required to make any cash distributions to its owners. In addition, after the separation, the agreement generally provides that instead of CPChem incurring debt, CPChem’s owners will make capital infusions as necessary to fund CPChem’s capital requirements to the extent these requirements exceed CPChem’s available cash from operations. We are currently forecasting CPChem to remain self-funding through 2012.

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

Based on currently available information, we believe it is remote that future costs related to known contingent liability exposures will exceed current accruals by an amount that would have a material adverse impact on our consolidated financial statements. As we learn new facts concerning contingencies, we reassess our position both with respect to accrued liabilities and other potential exposures. Estimates particularly sensitive to future changes include contingent liabilities recorded for environmental remediation, tax and legal matters. Estimated future environmental remediation costs are subject to change due to such factors as the uncertain magnitude of cleanup costs, the unknown time and extent of such remedial actions that may be required, and the determination of our liability in proportion to that of other responsible parties. Estimated future costs related to tax and legal matters are subject to change as events evolve and as additional information becomes available during the administrative and litigation processes.

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

Environmental

We are subject to the same numerous international, federal, state and local environmental laws and regulations as other companies in our industry. For a discussion of the most significant of these environmental laws and regulations, including those with associated remediation obligations, see the “Environmental” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 146, 147 and 148 of the Information Statement included in the Form 10.

We occasionally receive requests for information or notices of potential liability from the U.S. Environmental Protection Agency (EPA) and state environmental agencies alleging that we are a potentially responsible party under the Federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or an equivalent state statute. On occasion, we also have been made a party to cost recovery litigation by those agencies or by private parties. These requests, notices and lawsuits assert potential liability for remediation costs at various sites that typically are not owned by us, but allegedly contain wastes attributable to our past operations. As of December 31, 2011, we reported that we had been notified of potential liability under CERCLA and comparable state laws at 61 sites around the United States. During the first two quarters of 2012, we were notified of one new site and 10 sites were resolved and closed, leaving 52 unresolved sites with potential liability.

At June 30, 2012, our consolidated balance sheet included a total environmental accrual of $538 million, compared with $542 million at December 31, 2011. We expect to incur a substantial amount of these expenditures within the next 30 years.

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

The EPA’s Renewable Fuel Standard (RFS) program was implemented in accordance with the Energy Policy Act of 2005 and the Energy Independence and Security Act of 2007. The RFS program sets annual quotas for the percentage of biofuels (such as ethanol) that must be blended into motor fuels consumed in the United States. A Renewable Identification Number (RIN) represents a serial number assigned to each gallon of biofuel produced or imported into the United States. As a producer of petroleum-based motor fuels, we are obligated to blend biofuels into the products we produce at a rate that is at least equal to the EPA’s quota and, to the extent we do not, we must purchase RINs in the open market to satisfy our obligation under the RFS program. The market for RINs has been the subject of fraudulent activity, and we have identified that we have unknowingly purchased RINs in the past that were invalid due to fraudulent activity. Although costs to replace fraudulently marketed RINs that have been determined to be invalid have not been material through June 30, 2012, it is reasonably possible that some additional RINs that we have previously purchased may also be determined to be invalid. Should that occur, we would incur additional replacement charges. Although the cost for replacing any additional fraudulently marketed RINs is not reasonably estimable at this time, we could have a possible exposure of approximately $150 million before-tax. It could take several years for this possible exposure to reach ultimate resolution; therefore, we would not expect to incur the full financial impact of fraudulent RIN replacement costs in any single interim or annual period.

Climate Change

There has been a broad range of proposed or promulgated state, national and international laws focusing on greenhouse gas (GHG) reduction. These proposed or promulgated laws apply or could apply in countries where we have interests or may have interests in the future. Laws in this field continue to evolve, and while it is not possible to accurately estimate either a timetable for implementation or our future compliance costs relating to implementation, such laws, if enacted, could have a material impact on our results of operations and financial condition. We previously disclosed that the EPA’s announcement on March 29, 2010 (published as “Interpretation of Regulations that Determine Pollutants Covered by Clean Air Act Permitting Programs,” 75 Fed. Reg. 17004 (April 2, 2010)), and the EPA’s and U.S. Department of Transportation’s joint promulgation of a Final Rule on April 1, 2010, that triggers regulation of GHGs under the Clean Air Act, may lead to more climate-based claims for damages, and may result in longer agency review time for development projects to determine the extent of climate change. Challenges to both the announcement and rulemaking were recently denied by the Court of Appeals for the D.C. Circuit, but may be subject to additional legal actions. We continue to monitor other legislative and regulatory actions and legal proceedings globally for potential impacts on our operations.

For examples of legislation or precursors for possible regulation that do or could affect our operations, see the “Climate Change” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 148 and 149 of the Information Statement included in the Form 10.

CRITICAL ACCOUNTING ESTIMATES

Projected Benefit Obligations

Determination of the projected benefit obligations for our defined benefit pension and postretirement plans are important to the recorded amounts for such obligations on the balance sheet and to the amount of benefit expense in the income statement. The actuarial determination of projected benefit obligations and company contribution requirements involves judgment about uncertain future events, including estimated retirement dates, salary levels at retirement, mortality rates, lump-sum election rates, rates of return on plan assets, future health care cost-trend rates, and rates of utilization of health care services by retirees. Due to the specialized nature of these calculations, we engage outside actuarial firms to assist in the determination of these projected benefit obligations and company contribution requirements. For Employee Retirement Income Security Act-qualified pension plans, the actuary exercises fiduciary care on behalf of plan participants in the determination of the judgmental assumptions used in determining required company contributions into the plan. Due to differing objectives and requirements between financial accounting rules and the pension plan funding regulations promulgated by governmental agencies, the actuarial methods and assumptions for the two purposes differ in certain important respects. Ultimately, we will be required to fund all promised benefits under pension and postretirement benefit plans not funded by plan assets or investment returns, but the judgmental assumptions used in the actuarial calculations significantly affect periodic financial statements and funding patterns over time. Benefit expense is particularly sensitive to the discount rate and return on plan assets assumptions. A 1 percent decrease in the discount rate assumption would increase annual benefit expense by an estimated $40 million, while a 1 percent decrease in the return on plan assets assumption would increase annual benefit expense by an estimated $20 million. In determining the discount rate, we use yields on high-quality fixed income investments matched to the estimated benefit cash flows of our plans.

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

We based the forward-looking statements on our current expectations, estimates and projections about us and the industries in which we operate in general. We caution you these statements are not guarantees of future performance as they involve assumptions that, while made in good faith, may prove to be incorrect, and involve risks and uncertainties we cannot predict. In addition, we based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, our actual outcomes and results may differ materially from what we have expressed or forecast in the forward-looking statements. Any differences could result from a variety of factors, including the following:

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

•	Changes in tax, environmental and other laws and regulations (including alternative energy mandates) applicable to our business.

•	Limited access to capital or significantly higher cost of capital related to illiquidity or uncertainty in the domestic or international financial markets.

•	Inability to obtain economical financing for projects, construction or modification of facilities and general corporate purposes.

•	The operation, financing and distribution decisions of our joint ventures.

•	Domestic and foreign supplies of crude oil and other feedstocks.

•	Domestic and foreign supplies of refined products, such as gasoline, diesel, jet fuel, home heating oil and petrochemicals.

•	Overcapacity or under capacity in the refining and chemical industries.

•	Fluctuations in consumer demand for refined products.

•	Crude/refined product inventory levels.

•	The factors generally described in the section entitled “Risk Factors” in the Information Statement included in the Form 10.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about market risks for the six months ended June 30, 2012, does not differ materially from that discussed on pages 152 and 153 in the Information Statement included in the Form 10.

Item 4.   CONTROLS AND PROCEDURES

With the participation of management, our Chairman and Chief Executive Officer (principal executive officer) and our Executive Vice President and Chief Financial Officer (principal financial officer) carried out an evaluation, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the Act), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act) as of the end of the period covered by this report. Based upon that evaluation, our Chairman and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of June 30, 2012.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, in the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

The following is a description of reportable legal proceedings including those involving governmental authorities under federal, state and local laws regulating the discharge of materials into the environment for this reporting period. The following proceedings include those matters that arose during the second quarter of 2012. We did not have material developments with respect to matters previously reported in the Form 10 or the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012. While it is not possible to accurately predict the final outcome of these pending proceedings, if any one or more of such proceedings was decided adversely to Phillips 66, we expect there would be no material effect on our consolidated financial position. Nevertheless, such proceedings are reported pursuant to the U.S. Securities and Exchange Commission’s (SEC) regulations.

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

New Matters

In May 2012, the Illinois Attorney General’s office filed and served a complaint against Phillips 66 with respect to operations at the WRB Wood River Refinery alleging violations of the Illinois groundwater standards and a third-party’s hazardous waste permit. The complaint seeks as relief remediation of area groundwater, compliance with the hazardous waste permit, enhanced pipeline and tank integrity measures, additional spill reporting, and yet-to-be specified amounts for fines and penalties. Phillips 66 is working with the Illinois Environmental Protection Agency and Attorney General’s office to resolve these allegations.

On March 7, 2012, the Bay Area Air Quality Management District (the District) issued a $302,500 demand to settle five Notices of Violation (NOVs) issued between 2008 and 2010. The NOVs allege non-compliance with the District rules and/or facility permit conditions. We are working with the District to resolve this matter.

Item 1A.   RISK FACTORS

There have been no material changes from the risk factors disclosed in the section entitled “Risk Factors” in the Information Statement included in the Form 10.

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On July 31, 2012, our Board of Directors authorized the repurchase of up to $1 billion of our outstanding common stock. We expect to begin purchases under this authorization, which has no expiration date, in the third quarter of 2012. The shares will be repurchased from time to time in the open market at the company’s discretion, subject to market conditions and other factors, and in accordance with applicable regulatory requirements and the Tax Sharing Agreement entered into in connection with the separation from ConocoPhillips. We are not obligated to acquire any particular amount of common stock and may commence, suspend or discontinue purchases at any time or from time to time without prior notice. Shares of stock repurchased will be held as treasury shares.

Item 6. EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.

10.1	Indemnification and Release Agreement between ConocoPhillips and Phillips 66, dated April 26, 2012.	8-K	10.1	05/01/12	001-35349

10.2	Intellectual Property Assignment and License Agreement between ConocoPhillips and Phillips 66, dated April 26, 2012.	8-K	10.2	05/01/12	001-35349

10.3	Tax Sharing Agreement between ConocoPhillips and Phillips 66, dated April 26, 2012.	8-K	10.3	05/01/12	001-35349

10.4	Employee Matters Agreement between ConocoPhillips and Phillips 66, dated April 26, 2012.	8-K	10.4	05/01/12	001-35349

10.5	Transition Services Agreement between ConocoPhillips and Phillips 66, dated April 26, 2012.	8-K	10.5	05/01/12	001-35349

10.6	Receivables Purchase Agreement, dated as of April 27, 2012, among Phillips 66 Receivables Funding LLC, Phillips 66 Company, Royal Bank of Canada, as Administrative Agent and Structuring Agent, certain committed purchasers and conduit purchasers that are parties thereto from time to time and the other parties thereto from time to time.	8-K	10.6	05/01/12	001-35349

10.7	Purchase and Contribution Agreement, dated as of April 27, 2012, by and between Phillips 66 Company and Phillips 66 Receivables Funding LLC.	8-K	10.7	05/01/12	001-35349

10.8	Omnibus Stock and Performance Incentive Plan of Phillips 66.	S-8	4.1	05/01/12	333-181080

10.9	Second Amended and Restated Limited Liability Company Agreement of Duke Energy Field Services, LLC, dated July 5, 2005, by and between ConocoPhillips Gas Company and Duke Energy Enterprises Corporation.	10	10.12	04/05/12	001-35349

10.10	First Amendment to the Second Amended and Restated Limited Liability Company Agreement of Duke Energy Field Services, LLC, dated August 11, 2006, by and between ConocoPhillips Gas Company and Duke Energy Enterprises Corporation.	10	10.13	04/05/12	001-35349

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.

10.11	Second Amendment to the Second Amended and Restated Limited Liability Company Agreement of DCP Midstream, LLC (formerly Duke Energy Field Services, LLC), dated February 1, 2007, by and between ConocoPhillips Gas Company, Spectra Energy DEFS Holding, LLC, and Spectra Energy DEFS Holding Corp.	10	10.14	04/05/12	001-35349

10.12	Third Amendment to the Second Amended and Restated Limited Liability Company Agreement of DCP Midstream, LLC (formerly Duke Energy Field Services, LLC), dated April 30, 2009, by and between ConocoPhillips Gas Company, Spectra Energy DEFS Holding, LLC, and Spectra Energy DEFS Holding Corp.	10	10.15	04/05/12	001-35349

10.13	Fourth Amendment to the Second Amended and Restated Limited Liability Company Agreement of DCP Midstream, LLC (formerly Duke Energy Field Services, LLC), dated November 9, 2010, by and between ConocoPhillips Gas Company, Spectra Energy DEFS Holding, LLC, and Spectra Energy DEFS Holding Corp.	10	10.16	04/05/12	001-35349

10.14*	Third Amended and Restated Limited Liability Company Agreement of Chevron Phillips Chemical Company LLC, effective as of May 1, 2012.

10.15*	Phillips 66 Key Employee Supplemental Retirement Plan.

10.16*	Phillips 66 Executive Severance Plan.

10.17*	Phillips 66 Deferred Compensation Plan for Non-Employee Directors.

10.18*	Phillips 66 Key Employee Deferred Compensation Plan – Title I.

10.19*	Phillips 66 Key Employee Deferred Compensation Plan – Title II.

10.20*	Phillips 66 Defined Contribution Make-Up Plan – Title I.

10.21*	Phillips 66 Defined Contribution Make-Up Plan – Title II.

10.22*	Phillips 66 Key Employee Change in Control Severance Plan.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.

10.23*	Annex to the Phillips 66 Nonqualified Deferred Compensation Arrangements.

12*	Computation of Ratio of Earnings to Fixed Charges.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32*	Certifications pursuant to 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Schema Document.

101.CAL*	XBRL Calculation Linkbase Document.

101.LAB*	XBRL Labels Linkbase Document.

101.PRE*	XBRL Presentation Linkbase Document.

101.DEF*	XBRL Definition Linkbase Document.

* Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHILLIPS 66

/s/ C. Doug Johnson

C. Doug Johnson Vice President and Controller (Chief Accounting and Duly Authorized Officer)

August 3, 2012