Form 10-Q
period 2012-09-30
Phillips 66
filed 2012-11-01
CIK 1534701

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2012

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	001-35349

Phillips 66

(Exact name of registrant as specified in its charter)

Delaware	45-3779385
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3010 Briarpark Drive, Houston, Texas 77042

(Address of principal executive offices) (Zip Code)

281-293-6600

(Registrant’s telephone number, including area code)

600 North Dairy Ashford, Houston, Texas 77079

(Former address, if changed since last report)

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

The registrant had 625,806,484 shares of common stock, $.01 par value, outstanding as of September 30, 2012.

PHILLIPS 66

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Consolidated Statement of Income	Phillips 66

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011

Revenues and Other Income
Sales and other operating revenues*	$42,945	50,610	135,475	147,983
Equity in earnings of affiliates	959	856	2,508	2,330
Net gain (loss) on dispositions	(1)	(221)	189	(175)
Other income	4	18	82	28

Total Revenues and Other Income	43,907	51,263	138,254	150,166

Costs and Expenses
Purchased crude oil and products	36,189	43,905	116,915	129,853
Operating expenses	884	1,027	2,960	3,087
Selling, general and administrative expenses	432	372	1,261	1,042
Depreciation and amortization	229	222	669	667
Impairments	248	486	566	488
Taxes other than income taxes*	3,410	3,674	10,305	10,785
Accretion on discounted liabilities	7	5	18	16
Interest and debt expense	74	4	170	11
Foreign currency transaction (gains) losses	(15)	18	(22)	(56)

Total Costs and Expenses	41,458	49,713	132,842	145,893

Income before income taxes	2,449	1,550	5,412	4,273
Provision for income taxes	848	499	1,991	1,505

Net income	1,601	1,051	3,421	2,768
Less: net income attributable to noncontrolling interests	2	2	5	4

Net Income Attributable to Phillips 66	$1,599	1,049	3,416	2,764

Net Income Attributable to Phillips 66 Per Share of Common Stock (dollars)**
Basic	$2.53	1.67	5.43	4.40
Diluted	2.51	1.65	5.37	4.36

Dividends Paid Per Share of Common Stock (dollars)	$0.20	—	0.20	—

Average Common Shares Outstanding (in thousands)**
Basic	630,672	627,628	628,940	627,628
Diluted	637,913	634,645	636,585	634,645

* Includes excise taxes on petroleum products sales:	$3,312	3,596	10,022	10,533

** See Note 10–Earnings Per Share.

See Notes to Consolidated Financial Statements.

Consolidated Statement of Comprehensive Income	Phillips 66

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30

	2012	2011	2012	2011

Net Income	$1,601	1,051	3,421	2,768

Other comprehensive income (loss)
Defined benefit plans
Prior service cost:
Amortization to net income of prior service cost	—	—	1	—
Actuarial gain/loss:
Amortization to net income of net actuarial loss	22	—	37	2
Actuarial gain arising during the period	—	—	90	—
Plans sponsored by equity affiliates	6	6	14	16
Income taxes on defined benefit plans	(10)	(2)	(52)	(7)

Defined benefit plans, net of tax	18	4	90	11

Foreign currency translation adjustments	210	(15)	151	2
Income taxes on foreign currency translation adjustments	—	(21)	48	(81)

Foreign currency translation adjustments, net of tax	210	(36)	199	(79)

Hedging activities	1	—	1	2
Income taxes on hedging activities	—	—	—	(1)

Hedging activities, net of tax	1	—	1	1

Other Comprehensive Income (Loss), Net of Tax	229	(32)	290	(67)

Comprehensive Income	1,830	1,019	3,711	2,701
Less: comprehensive income attributable to noncontrolling interests	2	2	5	4

Comprehensive Income Attributable to Phillips 66	$1,828	1,017	3,706	2,697

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet	Phillips 66

	Millions of Dollars
	September 30 2012	December 31 2011

Assets
Cash and cash equivalents	$4,430	—
Accounts and notes receivable (net of allowance of $52 million in 2012 and $13 million in 2011)	9,136	8,354
Accounts and notes receivable—related parties	1,657	1,671
Inventories	5,743	3,466
Prepaid expenses and other current assets	907	457

Total Current Assets	21,873	13,948
Investments and long-term receivables	10,800	10,306
Net properties, plants and equipment	15,311	14,771
Goodwill	3,344	3,332
Intangibles	726	732
Other assets	176	122

Total Assets	$52,230	43,211

Liabilities
Accounts payable	$12,267	10,007
Accounts payable—related parties	1,185	785
Short-term debt	585	30
Accrued income and other taxes	1,392	1,087
Employee benefit obligations	350	64
Other accruals	607	411

Total Current Liabilities	16,386	12,384
Long-term debt	7,393	361
Asset retirement obligations and accrued environmental costs	766	787
Deferred income taxes	5,436	5,803
Employee benefit obligations	1,081	117
Other liabilities and deferred credits	562	466

Total Liabilities	31,624	19,918

Equity
Common stock (2,500,000,000 shares authorized at $.01 par value)
Issued (2012—628,400,884 shares)
Par value	6	—
Capital in excess of par	18,643	—
Treasury stock (at cost: 2012—2,594,400 shares)	(111)	—
Retained earnings	2,164	—
Net parent company investment	—	23,142
Accumulated other comprehensive income (loss)	(129)	122

Total Stockholders’ Equity	20,573	23,264
Noncontrolling interests	33	29

Total Equity	20,606	23,293

Total Liabilities and Equity	$52,230	43,211

See Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows	Phillips 66

	Millions of Dollars
	Nine Months Ended September 30
	2012	2011

Cash Flows From Operating Activities
Net income	$3,421	2,768
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	669	667
Impairments	566	488
Accretion on discounted liabilities	18	16
Deferred taxes	111	573
Undistributed equity earnings	(928)	(1,100)
Net loss (gain) on dispositions	(189)	175
Other	81	17
Working capital adjustments
Decrease (increase) in accounts and notes receivable	(677)	(897)
Decrease (increase) in inventories	(2,253)	(2,042)
Decrease (increase) in prepaid expenses and other current assets	(266)	(332)
Increase (decrease) in accounts payable	1,912	1,863
Increase (decrease) in taxes and other accruals	526	79

Net Cash Provided by Operating Activities	2,991	2,275

Cash Flows From Investing Activities
Capital expenditures and investments	(827)	(653)
Proceeds from asset dispositions	259	204
Advances/loans—related parties	(100)	—
Collection of advances/loans—related parties	—	550
Other	—	56

Net Cash Provided by (Used in) Investing Activities	(668)	157

Cash Flows From Financing Activities
Distributions to ConocoPhillips	(5,255)	(2,411)
Issuance of debt	7,794	—
Repayment of debt	(206)	(20)
Issuance of common stock	23	—
Repurchase of common stock	(111)	—
Dividends paid on common stock	(125)	—
Other	(40)	(1)

Net Cash Provided by (Used in) Financing Activities	2,080	(2,432)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	27	—

Net Change in Cash and Cash Equivalents	4,430	—
Cash and cash equivalents at beginning of period	—	—

Cash and Cash Equivalents at End of Period	$4,430	—

See Notes to Consolidated Financial Statements.

Consolidated Statement of Changes in Equity	Phillips 66

	Millions of Dollars
	Attributable to Phillips 66
	Common Stock
	Par Value	Capital in Excess of Par	Treasury Stock	Retained Earnings	Net Parent Company Investment	Accum. Other Comprehensive Income (Loss)	Non- controlling Interests	Total

December 31, 2010	$—	—	—	—	25,787	214	25	26,026
Net income	—	—	—	—	2,764	—	4	2,768
Net transfers to ConocoPhillips	—	—	—	—	(2,354)	—	—	(2,354)
Other comprehensive loss	—	—	—	—	—	(67)	—	(67)
Distributions to noncontrolling interests and other	—	—	—	—	—	—	(1)	(1)

September 30, 2011	$—	—	—	—	26,197	147	28	26,372

December 31, 2011	$—	—	—	—	23,142	122	29	23,293
Net income	—	—	—	2,291	1,125	—	5	3,421
Net transfers to/from ConocoPhillips	—	—	—	—	(5,707)	(541)	—	(6,248)
Other comprehensive income	—	—	—	—	—	290	—	290
Reclassification of net parent company investment to capital in excess of par	—	18,560	—	—	(18,560)	—	—	—
Issuance of common stock at the separation	6	(6)	—	—	—	—	—	—
Cash dividends paid on common stock	—	—	—	(125)	—	—	—	(125)
Repurchase of common stock	—	—	(111)	—	—	—	—	(111)
Benefit plan activity	—	89	—	(2)	—	—	—	87
Distributions to noncontrolling interests and other	—	—	—	—	—	—	(1)	(1)

September 30, 2012	$6	18,643	(111)	2,164	—	(129)	33	20,606

	Shares in Thousands
	Common Stock Issued	Treasury Stock

December 31, 2011	—	—
Issuance of common stock at the separation	625,272	—
Repurchase of common stock	—	2,594
Shares issued—stock-based compensation	3,129	—

September 30, 2012	628,401	2,594

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements	Phillips 66

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

Basis of Presentation

Prior to the separation on April 30, 2012, our results of operations, financial position and cash flows consisted of ConocoPhillips’ refining, marketing and transportation operations; its natural gas gathering, processing, transmission and marketing operations, primarily conducted through its equity investment in DCP Midstream, LLC (DCP Midstream); its petrochemical operations, conducted through its equity investment in Chevron Phillips Chemical Company LLC (CPChem); its power generation operations; and an allocable portion of its corporate costs (together, the “downstream businesses”). These financial statements have been presented as if the downstream businesses had been combined for all periods presented. All intercompany transactions and accounts within the downstream businesses were eliminated. The assets and liabilities have been reflected on a historical cost basis, as all of the assets and liabilities presented were wholly owned by ConocoPhillips and were transferred within the ConocoPhillips consolidated group. The statement of income for periods prior to the separation includes expense allocations for certain corporate functions historically performed by ConocoPhillips and not allocated to its operating segments, including allocations of general corporate expenses related to executive oversight, accounting, treasury, tax, legal, procurement and information technology. These allocations were based primarily on specific identification of time and/or activities associated with the downstream businesses, employee headcount or capital expenditures, and our management believes the assumptions underlying the allocations were reasonable. The combined financial statements may not necessarily reflect all of the actual expenses that would have been incurred had we been a stand-alone company during the periods presented prior to the separation.

All financial information presented after the separation represents the consolidated results of operations, financial position and cash flows of Phillips 66. Accordingly:

•

Our consolidated statements of income and comprehensive income for the three months ended September 30, 2012, consist entirely of the consolidated results of Phillips 66. Our consolidated statements of income and comprehensive income for the nine months ended September 30, 2012, consist of the consolidated results of Phillips 66 for the five months ended September 30, 2012, and of the combined results of the downstream businesses for the four months ended April 30, 2012. Our consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2011, consist entirely of the combined results of the downstream businesses.

•

Our consolidated balance sheet at September 30, 2012, consists of the consolidated balances of Phillips 66, while at December 31, 2011, it consists of the combined balances of the downstream businesses.

•

Our consolidated statement of cash flows for the nine months ended September 30, 2012, consists of the consolidated results of Phillips 66 for the five months ended September 30, 2012, and the combined results of the downstream businesses for the four months ended April 30, 2012. Our consolidated statement of cash flows for the nine months ended September 30, 2011, consists entirely of the combined results of the downstream businesses.

•

Our consolidated statement of changes in equity for the nine months ended September 30, 2012, consists of both the combined activity for the downstream businesses prior to April 30, 2012, and the consolidated activity for Phillips 66 completed at and subsequent to the separation on April 30, 2012. Our consolidated statement of changes in equity for the nine months ended September 30, 2011, consists entirely of the combined activity of the downstream businesses.

Note 2—Interim Financial Information

The interim-period financial information presented in the financial statements included in this report is unaudited and includes all known accruals and adjustments necessary, in the opinion of management, for a fair presentation of the consolidated financial position of Phillips 66 and its results of operations and cash flows for the periods presented. Unless otherwise specified, all such adjustments are of a normal and recurring nature. Certain notes and other information have been condensed or omitted from the interim financial statements included in this report. Therefore, these interim financial statements should be read in conjunction with the audited combined financial statements and notes thereto for the year ended December 31, 2011, included in our Form 10, as well as in conjunction with the interim financial information in our reports on Form 10-Q for the quarterly periods ended March 31, 2012, and June 30, 2012. The results of operations for the three and nine months ended September 30, 2012, are not necessarily indicative of the results to be expected for the full year.

Note 3—Variable Interest Entities (VIEs)

We hold significant variable interests in VIEs that have not been consolidated because we are not considered the primary beneficiary. Information on these VIEs follows:

Merey Sweeny, L.P. (MSLP) is a limited partnership that owns a delayed coker and related facilities at the Sweeny Refinery. As discussed more fully in Note 6—Investments, Loans and Long-Term Receivables, in August 2009 we exercised our call right to acquire the 50 percent ownership interest in MSLP of our co-venturer, Petróleos de Venezuela S.A. (PDVSA). That exercise has been challenged, and the dispute is being arbitrated. Because our exercise has been challenged by PDVSA, we continue to use the equity method of accounting for MSLP, and the VIE analysis below is based on the ownership and governance structure in place prior to the exercise of our call right. MSLP is a VIE because, in securing lender consents in connection with the separation, we provided a 100 percent debt guarantee to the lender of the 8.85% senior notes issued by

MSLP. PDVSA did not participate in the debt guarantee. In our VIE assessment, this disproportionate debt guarantee, plus other liquidity support provided jointly by us and PDVSA independently of equity ownership, results in MSLP not being exposed to all potential losses. We have determined we are not the primary beneficiary while our call exercise is in dispute because under the partnership agreement the co-venturers jointly direct the activities of MSLP that most significantly impact economic performance. At September 30, 2012, our maximum exposure represented the outstanding principal debt balance of $242 million. Our book value in MSLP at September 30, 2012, was $92 million.

We have a 50 percent ownership interest with a 50 percent governance interest in Excel Paralubes, L.P. (Excel). Excel is a VIE because, in securing lender consents in connection with the separation, ConocoPhillips provided a 50 percent debt guarantee to the lender of the 7.43% senior secured bonds issued by Excel. We provided a full indemnity to ConocoPhillips for this debt guarantee. Our co-venturer did not participate in the debt guarantee. In our assessment of the VIE, this debt guarantee, plus other liquidity support up to $60 million provided jointly by us and our co-venturer independently of equity ownership, results in Excel not being exposed to all potential losses. We have determined we are not the primary beneficiary because we and our co-venturer jointly direct the activities of Excel that most significantly impact economic performance. We continue to use equity method accounting for this investment. At September 30, 2012, our maximum exposure represented 50 percent of the outstanding principal debt balance of $187 million, or $94 million, plus half of the $60 million liquidity support, or $30 million. Our book value in Excel at September 30, 2012, was $159 million.

Note 4—Inventories

Inventories consisted of the following:

	Millions of Dollars
	September 30 2012	December 31 2011

Crude oil and petroleum products	$5,454	3,193
Materials and supplies	289	273

	$5,743	3,466

Inventories valued on the last-in, first-out (LIFO) basis totaled $5,303 million and $3,046 million at September 30, 2012, and December 31, 2011, respectively. The estimated excess of current replacement cost over LIFO cost of inventories amounted to approximately $7,900 million and $8,600 million at September 30, 2012, and December 31, 2011, respectively. Planned year-to-date inventory LIFO liquidations increased net income in the nine-month period ended September 30, 2012, by $86 million, all of which was attributable to the Refining and Marketing (R&M) segment.

Note 5—Assets Held for Sale or Sold

On June 22, 2012, we sold our refinery located on the Delaware River in Trainer, Pennsylvania, for $229 million. The refinery and associated terminal and pipeline assets were included in our R&M segment and at the time of the disposition had a net carrying value of $38 million, which included $37 million of properties, plants and equipment (PP&E), $25 million of allocated goodwill and a $53 million asset retirement obligation. The $189 million before-tax gain on this disposition was included in the “Net gain (loss) on dispositions” line in the consolidated income statement.

In the first quarter of 2012, equipment formerly associated with the cancelled Wilhelmshaven Refinery upgrade project was classified as held for sale. At September 30, 2012, the equipment had a net carrying value of $30 million, primarily PP&E. See Note 8—Impairments, for additional information.

Note 6—Investments, Loans and Long-Term Receivables

Equity Investments

Summarized 100 percent financial information for WRB Refining LP (WRB) was as follows:

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011

Revenues	$4,996	4,615	14,904	13,109
Income before income taxes	980	640	2,287	1,481
Net income	976	638	2,279	1,476

Loans and Long-Term Receivables

In July 2012, we entered into a market-based shareholder financing agreement for up to $100 million with the Malaysian Refining Company Sdn. Bhd. (MRC). During the third quarter of 2012, MRC drew down $100 million against the facility. The advance was recorded as a short-term related party advance with interest income recorded in equity earnings to offset the corresponding interest expense by MRC.

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

Note 7—Properties, Plants and Equipment

Our investment in PP&E, with the associated accumulated depreciation and amortization (Accum. D&A), was:

	Millions of Dollars
	September 30, 2012			December 31, 2011*
	Gross PP&E	Accum. D&A	Net PP&E	Gross PP&E	Accum. D&A	Net PP&E

R&M
Refining	$18,751	5,988	12,763	19,333	6,630	12,703
Transportation	2,458	1,015	1,443	2,359	931	1,428
Marketing and other	1,418	813	605	1,386	766	620

Total R&M	22,627	7,816	14,811	23,078	8,327	14,751

Midstream	63	49	14	64	51	13
Chemicals	—	—	—	—	—	—
Corporate and Other	877	391	486	14	7	7

	$23,567	8,256	15,311	23,156	8,385	14,771

* Certain PP&E within the R&M segment have been reclassified between “Refining” and “Marketing and other.”

Note 8—Impairments

The three- and nine-month periods ended September 30, 2012 and 2011, included the following before-tax impairment charges:

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011

R&M
United States	$43	486	44	487
International	—	—	42	1

	43	486	86	488

Midstream	205	—	480	—

	$248	486	566	488

We have a 25 percent interest in Rockies Express Pipeline LLC (REX), which is included in our Midstream segment. During the second quarter of 2012, our co-venturer recognized a fair value adjustment of a disposal group that included its investment in REX, based on information gathered from its marketing process. After identifying this impairment indicator, we performed our own assessment of the carrying amount of our investment in REX, considering expected future cash flows and the discount rate. Based on this updated information, our internal assessment concluded our investment in REX was impaired, and the decline in fair value was other than temporary. Accordingly, our investment was written down to its fair value, and we recognized a $275 million impairment in the second quarter of 2012. During the third quarter, we were notified of a “right of first refusal” purchase price from the co-venturer as part of its disposal process that indicated a fair value substantially lower than our second-quarter estimate. After considering this additional impairment indicator, we updated our internal assessment of REX’s carrying amount. As a result, we recorded an impairment of $205 million in the third quarter of 2012.

During the third quarter of 2012, we recorded an impairment of $43 million on the Riverhead Terminal in our R&M segment. In addition, the nine-month period of 2012 included a held-for-sale impairment of $42 million in our R&M segment related to equipment formerly associated with the cancelled Wilhelmshaven Refinery upgrade project. See Note 5—Assets Held for Sale or Sold, for additional information.

During the third quarter and nine-month period of 2011, we recorded a $484 million impairment of Trainer Refinery and associated terminal and pipeline assets, due to the idling of the facility.

Note 9—Debt

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

Credit Facilities

In February 2012, we entered into a five-year revolving credit agreement with a syndicate of financial institutions. Under the terms of the revolving credit agreement, we have a borrowing capacity of up to $4.0 billion. No amount has been drawn under this facility. However, as of September 30, 2012, $51 million in letters of credit had been issued that were supported by this facility.

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

Borrowings under the credit agreement will incur interest at London Interbank Offered Rate (LIBOR) plus a margin based on the credit rating of our senior unsecured long-term debt as determined from time to time by S&P and Moody’s. The revolving credit agreement also provides for customary fees, including administrative agent fees and commitment fees.

Trade Receivables Securitization Facility

In the second quarter of 2012, we established a wholly owned subsidiary to hold trade receivables that will be used as collateral for the subsidiary’s new borrowing facility with an aggregate capacity of $1.2 billion, which has a term of three years. As of September 30, 2012, no cash had been borrowed under the facility, but we had obtained $166 million in letters of credit under the facility that were collateralized by $166 million of the trade receivables held by the subsidiary.

Note 10—Earnings Per Share

Basic earnings per share (EPS) is based on net income attributable to Phillips 66, reduced by dividends paid on unvested share-based employee awards that receive non-cancellable dividends during the vesting period, divided by the sum of the daily weighted-average number of common shares outstanding during the periods presented and fully vested stock and unit awards that have not yet been issued as common stock. Diluted EPS is also based on net income attributable to Phillips 66, which is reduced only by dividend equivalents paid on unvested share-based awards for which the dividends are more dilutive than the participation of the awards in the earnings of the periods presented; otherwise, net income attributable to Phillips 66 is not reduced by the dividends. To the extent unvested stock, unit or option awards and vested unexercised stock options are dilutive, they are included with the weighted-average common shares.

On April 30, 2012, 625,272,302 shares of our common stock were distributed to ConocoPhillips stockholders in conjunction with the separation. For comparative purposes, and to provide a more meaningful calculation of weighted-average shares outstanding, we have assumed this amount to be outstanding as of the beginning of each period prior to the separation presented in the calculation of weighted-average shares. In addition, we have assumed the dilutive securities outstanding at April 30, 2012, were also outstanding for each of the periods presented prior to the separation.

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011

Basic EPS Calculation
Allocation of earnings:
Net income attributable to Phillips 66 (millions)	$1,599	1,049	3,416	2,764
Income allocated to participating securities (millions)	(1)	—	(1)	—

Income available to common stockholders (millions)	$1,598	1,049	3,415	2,764

Weighted-average common shares outstanding—basic (thousands)	630,672	627,628	628,940	627,628

Earnings per share—basic	$2.53	1.67	5.43	4.40

Diluted EPS Calculation
Allocation of earnings:
Net income attributable to Phillips 66 (millions)	$1,599	1,049	3,416	2,764
Income allocated to participating securities (millions)	—	—	—	—

Income available to common stockholders (millions)	$1,599	1,049	3,416	2,764

Weighted-average common shares outstanding—basic (thousands)	630,672	627,628	628,940	627,628
Dilutive effect of stock-based compensation (thousands)	7,241	7,017	7,645	7,017

Weighted-average common shares outstanding—diluted (thousands)	637,913	634,645	636,585	634,645

Earnings per share—diluted	$2.51	1.65	5.37	4.36

Note 11—Guarantees

At September 30, 2012, we were liable for certain contingent obligations under various contractual arrangements as described below. We recognize a liability, at inception, for the fair value of our obligation as a guarantor for newly issued or modified guarantees. Unless the carrying amount of the liability is noted below, we have not recognized a liability either because the guarantees were issued prior to December 31, 2002, or because the fair value of the obligation is immaterial. In addition, unless otherwise stated, we are not currently performing with any significance under the guarantee and expect future performance to be either immaterial or have only a remote chance of occurrence.

Guarantees of Joint Venture Debt

In April 2012, in connection with the separation, we issued a guarantee for 100 percent of the 8.85% senior notes issued by MSLP in July 1999. At September 30, 2012, the maximum potential amount of future payments to third parties under the guarantee is estimated to be $242 million, which could become payable if MSLP fails to meet its obligations under the senior note agreement.

At September 30, 2012, we had other guarantees outstanding for our portion of certain joint venture debt obligations, which have remaining terms of up to 14 years. The maximum potential amount of future payments under these other guarantees is approximately $115 million. Payment would be required if a joint venture defaults on its debt obligations.

Other Guarantees

We have other guarantees with maximum future potential payment amounts totaling $167 million, which consist primarily of guarantees to fund the short-term cash liquidity deficits of certain joint ventures and guarantees of the lease payment obligations of a joint venture. These guarantees generally have remaining terms of up to 13 years or life of the venture.

Indemnifications

Over the years, we have entered into various agreements to sell ownership interests in certain corporations, joint ventures and assets that gave rise to qualifying indemnifications. Agreements associated with these sales include indemnifications for taxes, environmental liabilities, permits and licenses, employee claims, real estate indemnity against tenant defaults, and litigation. The terms of these indemnifications vary greatly. The majority of these indemnifications are related to environmental issues, relative to which the term is generally indefinite and the maximum amount of future payments is generally unlimited. The carrying amount recorded for indemnifications at September 30, 2012, was $356 million. We amortize the indemnification liability over the relevant time period, if one exists, based on the facts and circumstances surrounding each type of indemnity. In cases where the indemnification term is indefinite, we will reverse the liability when we have information the liability is essentially relieved or amortize the liability over an appropriate time period as the fair value of our indemnification exposure declines. Although it is reasonably possible future payments may exceed amounts recorded, due to the nature of the indemnifications, it is not possible to make a reasonable estimate of the maximum potential amount of future payments. Included in the recorded carrying amount were $143 million of environmental accruals for known contamination that are included in asset retirement obligations and accrued environmental costs at September 30, 2012. For additional information about environmental liabilities, see Note 12—Contingencies and Commitments.

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

We are currently participating in environmental assessments and cleanups at numerous federal Superfund and comparable state sites. After an assessment of environmental exposures for cleanup and other costs, we make accruals on an undiscounted basis (except those acquired in a purchase business combination, which we record on a discounted basis) for planned investigation and remediation activities for sites where it is probable future costs will be incurred and these costs can be reasonably estimated. At September 30, 2012, our consolidated balance sheet included a total environmental accrual of $533 million, compared with $542 million at December 31, 2011. We expect to incur a substantial amount of these expenditures within the next 30 years. We have not reduced these accruals for possible insurance recoveries. In the future, we may be involved in additional environmental assessments, cleanups and proceedings.

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

At September 30, 2012, we had performance obligations secured by letters of credit of $1,482 million (of which $166 million were issued under the trade receivables securitization facility, $51 million were issued under the provisions of our revolving credit facility, and the remainder were issued as direct bank letters of credit) related to various purchase and other commitments incident to the ordinary conduct of business.

Note 13—Derivatives and Financial Instruments

Derivative Instruments

We use financial and commodity-based derivative contracts to manage exposures to fluctuations in foreign currency exchange rates and commodity prices or to capture market opportunities. Since we are not currently using cash-flow hedge accounting, all gains and losses, realized or unrealized, from commodity derivative contracts have been recognized in the consolidated statement of income. Gains and losses from derivative contracts held for trading not directly related to our physical business, whether realized or unrealized, have been reported net in “Other income” on our consolidated statement of income. Cash flows from all our derivative activity for the periods presented appear in the operating section of the consolidated statement of cash flows.

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

Our derivative instruments are held at fair value on our consolidated balance sheet. For further information on the fair value of derivatives, see Note 14—Fair Value Measurements.

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

The following table indicates the balance sheet line items that include the fair values of commodity derivative assets and liabilities presented net (i.e., commodity derivative assets and liabilities with the same counterparty are netted where the right of setoff exists); however, the balances in the following table are presented gross:

	Millions of Dollars
	September 30 2012	December 31 2011

Assets
Prepaid expenses and other current assets	$1,691	665
Other assets	20	5
Liabilities
Other accruals	1,696	703
Other liabilities and deferred credits	33	1

Hedge accounting has not been used for any items in the table.

The gains (losses) from commodity derivatives incurred, and the line items where they appear on our consolidated statement of income, were:

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011

Sales and other operating revenue	$(232)	162	(48)	(484)
Equity in earnings of affiliates	5	—	5	—
Other income	(9)	7	44	(6)
Purchased crude oil and products	(86)	178	7	339

Hedge accounting has not been used for any item in the table.

The table below summarizes our material net exposures resulting from outstanding commodity derivative contracts. These financial and physical derivative contracts are primarily used to manage price exposure on our underlying operations. The underlying exposures may be from non-derivative positions such as inventory volumes. Financial derivative contracts may also offset physical derivative contracts, such as forward sales contracts. As of September 30, 2012, and December 31, 2011, the percentage of our derivative contract volume expiring within the next 12 months was 99 percent for both periods.

	Open Position Long/(Short)
	September 30 2012	December 31 2011

Commodity
Crude oil, refined products and natural gas liquids (millions of barrels)	(27)	(13)

Credit Risk

Financial instruments potentially exposed to concentrations of credit risk consist primarily of over-the-counter (OTC) derivative contracts and trade receivables.

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

The aggregate fair values of all derivative instruments with such credit-risk-related contingent features that were in a liability position were not material at September 30, 2012, or at December 31, 2011.

Note 14—Fair Value Measurements

We carry a portion of our assets and liabilities at fair value that are measured at the reporting date using an exit price (i.e., the price that would be received to sell an asset or paid to transfer a liability) and disclosed according to the quality of valuation inputs under the following hierarchy:

•	Level 1: Quoted prices (unadjusted) in an active market for identical assets or liabilities.

•	Level 2: Inputs other than quoted prices that are directly or indirectly observable.

•	Level 3: Unobservable inputs that are significant to the fair value of assets or liabilities.

The classification of an asset or liability is based on the lowest level of input significant to its fair value. Those that are initially classified as Level 3 are subsequently reported as Level 2 when the fair value derived from unobservable inputs is inconsequential to the overall fair value, or if corroborated market data becomes available. Assets and liabilities that are initially reported as Level 2 are subsequently reported as Level 3 if corroborated market data is no longer available. There were no material transfers in or out of Level 1.

Recurring Fair Value Measurements

Financial assets and liabilities reported at fair value on a recurring basis primarily include derivative instruments and certain investments to support nonqualified deferred compensation plans. The deferred compensation investments are measured at fair value using unadjusted prices available from national securities exchanges; therefore, these assets are categorized as Level 1 in the fair value hierarchy. We value our exchange-traded derivatives using closing prices provided by the exchange as of the balance sheet date, and these are classified as Level 1 in the fair value hierarchy. Where exchange-provided prices are adjusted, non-exchange quotes are used or when the instrument lacks sufficient liquidity, we generally classify those exchange-cleared contracts as Level 2. OTC financial swaps and physical commodity forward purchase and sales contracts are generally valued using quotations provided by brokers and price index developers such as Platts and Oil Price Information Service. These quotes are corroborated with market data and are classified as Level 2. In certain less liquid markets or for longer-term contracts, forward prices are not as readily available. In these circumstances, OTC swaps and physical commodity purchase and sales contracts are valued using internally developed methodologies that consider historical relationships among various commodities that result in management’s best estimate of fair value. These contracts are classified as Level 3. Financial OTC and physical commodity options are valued using industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and contractual prices for the underlying instruments, as well as other relevant economic measures. The degree to which these inputs are observable in the forward markets determines whether the options are classified as Level 2 or 3. We use a mid-market pricing convention (the mid-point between bid and ask prices). When appropriate, valuations are adjusted to reflect credit considerations, generally based on available market evidence.

The fair value hierarchy for our derivative assets and liabilities accounted for at fair value on a recurring basis was:

	Millions of Dollars
	September 30, 2012				December 31, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Assets
Commodity derivatives	$1,165	535	3	1,703	389	270	6	665
Rabbi trust assets	48	—	—	48	—	—	—	—

Total assets	1,213	535	3	1,751	389	270	6	665

Liabilities
Commodity derivatives	1,178	542	1	1,721	428	267	4	699

Total liabilities	1,178	542	1	1,721	428	267	4	699

Net assets (liabilities)	$35	(7)	2	30	(39)	3	2	(34)

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

Nonrecurring Fair Value Remeasurements

There were no material fair value impairments for the nine-month period ended September 30, 2011. The following table shows the values of assets, by major category, measured at fair value on a nonrecurring basis in periods subsequent to their initial recognition during the nine-month period ended September 30, 2012:

	Millions of Dollars
	Fair Value*	Fair Value Measurements Using		Before- Tax Loss
		Level 1 Inputs	Level 3 Inputs

September 30, 2012
Net properties, plants and equipment (held for use)	$33	33	—	43
Net properties, plants and equipment (held for sale)	32	32	—	42
Equity method investment	283	—	283	480

* Represents the fair value at the time of the impairment.

During the nine-month period ended September 30, 2012, net PP&E held for use related to a terminal and storage facility with a carrying amount of $76 million, was written down to its fair value of $33 million, resulting in a before-tax loss of $43 million. Net PP&E held for sale related to equipment formerly associated with a cancelled refinery upgrade project with a carrying amount of $74 million, was written down to its fair value of $32 million, resulting in a before-tax loss of $42 million. The fair values in each case were primarily determined by negotiated selling prices with third parties. During this same period, our investment in a natural gas transmission pipeline was written down to a fair value of $283 million, resulting in a before-tax loss of $480 million. Fair value was based on an internal assessment of expected discounted future cash flows.

Fair Values of Financial Instruments

We used the following methods and assumptions to estimate the fair value of financial instruments:

•	Cash and cash equivalents: The carrying amount reported on the balance sheet approximates fair value.

•	Accounts and notes receivable: The carrying amount reported on the balance sheet approximates fair value.

•	Debt: The carrying amount of our floating-rate debt approximates fair value. The fair value of our fixed-rate debt is estimated based on quoted market prices as a Level 2 fair value.

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

Our commodity derivative and financial instruments were:

	Millions of Dollars
	Carrying Amount		Fair Value
	September 30 2012	December 31 2011	September 30 2012	December 31 2011

Financial Assets
Commodity derivatives	$133	73	133	73
Rabbi trust assets	48	—	48	—
Financial Liabilities
Commodity derivatives	88	52	88	52
Total debt, excluding capital leases	7,970	377	8,551	406

The amounts shown for derivatives in the preceding table are presented net (i.e., assets and liabilities with the same counterparty are netted where the right of setoff exists). In addition, the September 30, 2012, commodity derivative assets and liabilities appear net of $33 million of obligations to return cash collateral and $96 million of rights to reclaim cash collateral, respectively. The December 31, 2011, commodity derivative liabilities appear net of $55 million of rights to reclaim cash collateral.

Note 15—Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) in the equity section of the balance sheet included:

	Millions of Dollars
	Defined Benefit Plans	Foreign Currency Translation	Hedging	Accumulated Other Comprehensive Income (Loss)

December 31, 2011	$(145)	270	(3)	122
Other comprehensive income	90	199	1	290
Net transfer from ConocoPhillips*	(541)	—	—	(541)

September 30, 2012	$(596)	469	(2)	(129)

* See Consolidated Statement of Changes in Equity.

Note 16—Employee Benefit Plans

Pension Plans

Prior to the separation, certain of our U.S. and U.K. employees participated in defined benefit pension plans and postretirement health and life insurance plans (Shared Plans) sponsored by ConocoPhillips, which included participants of other ConocoPhillips subsidiaries. Through the separation date, we accounted for such Shared Plans as multiemployer benefit plans. Accordingly, we did not record an asset or liability to recognize the funded status of the Shared Plans on our consolidated balance sheet until the separation date. At the separation date, the assets and liabilities of certain defined benefit plans and postretirement benefit plans, allocable to Phillips 66 employees, were transferred to Phillips 66. Plan assets of $2,092 million, benefit obligations of $3,072 million and $870 million of accumulated other comprehensive loss ($541 million net of tax) were recorded for the plans transferred to us. The amount of plan assets transferred was adjusted during the third quarter of 2012 based on the final actuarial analyses. As a result, $2,063 million of plan assets was ultimately received from ConocoPhillips.

The table below presents the allocated benefit cost from Shared Plans, as well as the net periodic benefit cost associated with plans sponsored by us, for the three and nine months ended September 30, 2012 and 2011:

	Millions of Dollars
	Pension Benefits				Other Benefits
	2012		2011		2012	2011

	U.S.	Int’l.	U.S.	Int’l.

Components of Net Periodic Benefit Cost
Three Months Ended September 30
Service cost	$30	7	—	1	1	—
Interest cost	25	8	—	4	2	—
Expected return on plan assets	(30)	(7)	—	(2)	—	—
Amortization of prior service cost	—	—	—	—	—	—
Recognized net actuarial loss	19	2	—	—	(1)	—

Subtotal net periodic benefit cost	44	10	—	3	2	—

Allocated benefit cost from ConocoPhillips	—	—	54	10	—	5

Total net periodic benefit cost	$44	10	54	13	2	5

Nine Months Ended September 30
Service cost	$51	14	—	4	2	—
Interest cost	41	17	—	10	3	—
Expected return on plan assets	(50)	(14)	—	(6)	—	—
Amortization of prior service cost	1	—	—	—	—	—
Recognized net actuarial loss	31	5	—	2	(1)	—

Subtotal net periodic benefit cost	74	22	—	10	4	—

Allocated benefit cost from ConocoPhillips	71	13	160	30	7	15

Total net periodic benefit cost	$145	35	160	40	11	15

During the first nine months of 2012, we contributed $37 million to our U.S. plans and $24 million to our international plans. Total contributions for the remainder of the year are currently estimated to be $13 million for our international plans. No further contributions are expected this year for our U.S. plans due to new funding relief rules enacted during the third quarter of 2012.

Note 17—Related Party Transactions

Significant transactions with related parties were:

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011

Operating revenues and other income (a)	$1,883	2,107	6,119	6,515
Purchases (b)	4,176	8,938	18,984	25,354
Operating expenses and selling, general and administrative expenses (c)	32	97	175	288
Interest expense (d)	2	3	6	7

(a)	We sold crude oil to MRC. Natural gas liquids, solvents and petrochemical feedstocks were sold to CPChem, and gas oil and hydrogen feedstocks were sold to Excel. Crude oil, blendstock and other intermediate products were sold to WRB. In addition, we charged several of our affiliates, including CPChem and MSLP, for the use of common facilities, such as steam generators, waste and water treaters, and warehouse facilities.

(b)	We purchased refined products from WRB. We purchased natural gas and natural gas liquids from DCP Midstream and CPChem for use in our refinery processes and other feedstocks from various affiliates. We purchased refined products from MRC. We also paid fees to various pipeline equity companies for transporting finished refined products. In addition, we paid a price upgrade to MSLP for heavy crude processing. We purchased base oils and fuel products from Excel for use in our refining and marketing businesses.

(c)	We paid utility and processing fees to various affiliates.

(d)	We incurred interest expense on a note payable to MSLP. See Note 6—Investments, Loans and Long-Term Receivables, for additional information on loans to affiliated companies.

Also included in the table above are transactions with ConocoPhillips through April 30, 2012, the effective date of the separation. These transactions include crude oil purchased from ConocoPhillips as feedstock for our refineries and power sold to ConocoPhillips from our power generation facilities. Sales to ConocoPhillips prior to the separation were $381 million in 2012 and $869 million for the nine months ended September 30, 2011. For the three months ended September 30, 2011, sales to ConocoPhillips were $305 million. Purchases from ConocoPhillips prior to the separation were $5,328 million in 2012 and $11,592 million for the nine months ended September 30, 2011. For the three months ended September 30, 2011, purchases from ConocoPhillips were $4,005 million.

For periods prior to the separation, the consolidated statement of income includes expense allocations for certain corporate functions historically performed by ConocoPhillips and not allocated to its operating segments, including allocations of general corporate expenses related to executive oversight, accounting, treasury, tax, legal, procurement and information technology. Net charges from ConocoPhillips for these services, reflected in selling, general and administrative expenses, were $70 million in 2012 and $144 million for the nine months ended September 30, 2011, and $46 million for the three months ended September 30, 2011.

Supplemental Cash Flow Information

In accordance with the separation and distribution agreement with ConocoPhillips, certain assets and liabilities were transferred to us at separation that were not included in the historical financial statements for periods prior to the separation. These noncash capital contributions included:

•	$374 million of PP&E; primarily office buildings and facilities.

•	$1,230 million of employee benefit liabilities; primarily related to U.S. and U.K. pension plans.

•	$340 million of deferred taxes associated with the employee benefit liabilities.

Note 18—Segment Disclosures and Related Information

We have organized our reporting structure based on the grouping of similar products and services, resulting in three operating segments:

1)	R&M—This segment purchases, refines, markets and transports crude oil and petroleum products, mainly in the United States, Europe and Asia. This segment also includes power generation operations. The R&M segment’s United States and international operations are disclosed separately for reporting purposes.

2)	Midstream—This segment gathers, processes, transports and markets natural gas and fractionates and markets natural gas liquids in the United States. The Midstream segment primarily consists of our 50 percent equity investment in DCP Midstream.

3)	Chemicals—This segment manufactures and markets petrochemicals and plastics on a worldwide basis. The Chemicals segment consists of our 50 percent equity investment in CPChem.

Corporate and Other includes general corporate overhead, interest expense, our investments in new technologies and various other corporate activities. Corporate assets include all cash and cash equivalents.

We evaluate performance and allocate resources based on net income attributable to Phillips 66. Intersegment sales are at prices that approximate market.

Analysis of Results by Operating Segment

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011

Sales and Other Operating Revenues
R&M
United States	$27,618	32,216	87,064	96,991
International	14,018	16,315	44,011	45,249
Intersegment eliminations	(53)	(87)	(217)	(400)

R&M	41,583	48,444	130,858	141,840

Midstream
Total sales	1,390	2,259	4,795	6,512
Intersegment eliminations	(36)	(95)	(195)	(380)

Midstream	1,354	2,164	4,600	6,132

Chemicals	2	2	8	8
Corporate and Other	6	—	9	3

Consolidated sales and other operating revenues	$42,945	50,610	135,475	147,983

Net Income (Loss) Attributable to Phillips 66
R&M
United States	$1,401	795	2,932	1,913
International	247	(10)	300	134

Total R&M	1,648	785	3,232	2,047

Midstream	(77)	118	(79)	290
Chemicals	153	193	577	568
Corporate and Other	(125)	(47)	(314)	(141)

Consolidated net income attributable to Phillips 66	$1,599	1,049	3,416	2,764

	Millions of Dollars
	September 30 2012	December 31 2011
Total Assets
R&M
United States	$26,098	25,056
International	11,511	8,902
Goodwill	3,344	3,332

Total R&M	40,953	37,290

Midstream	2,144	2,900
Chemicals	3,858	2,999
Corporate and Other	5,275	22

Consolidated total assets	$52,230	43,211

Note 19—Income Taxes

Our effective tax rate for the third quarter and first nine months of 2012 was 35 percent and 37 percent, respectively, compared with 32 percent and 35 percent for the corresponding periods of 2011. The effective tax rate for the nine-month period of 2012 differs from the federal statutory rate of 35 percent primarily due to state income taxes (net of federal benefit), partially offset by the domestic manufacturing deduction. The provision for income taxes for periods prior to the separation has been computed as if we were a stand-alone company.

Note 20—Condensed Consolidating Financial Information

Our $5.8 billion of Senior Notes were issued by Phillips 66, and are guaranteed by Phillips 66 Company, a 100-percent-owned subsidiary. Phillips 66 Company has fully and unconditionally guaranteed the payment obligations of Phillips 66 with respect to these debt securities. The following condensed consolidating financial information presents the results of operations, financial position and cash flows for:

•	Phillips 66 and Phillips 66 Company (in each case, reflecting investments in subsidiaries utilizing the equity method of accounting).

•	All other nonguarantor subsidiaries.

•	The consolidating adjustments necessary to present Phillips 66’s results on a consolidated basis.

This condensed consolidating financial information should be read in conjunction with the accompanying consolidated financial statements and notes.

	Millions of Dollars
	Nine Months Ended September 30, 2012
Income Statement	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated

Revenues and Other Income
Sales and other operating revenues	$—	89,075	46,400	—	135,475
Equity in earnings of affiliates	3,514	2,786	346	(4,138)	2,508
Net gain (loss) on dispositions	—	190	(1)	—	189
Other income (loss)	—	(40)	122	—	82
Intercompany revenues	1	2,047	18,474	(20,522)	—

Total Revenues and Other Income	3,515	94,058	65,341	(24,660)	138,254

Costs and Expenses
Purchased crude oil and products	—	80,833	56,541	(20,459)	116,915
Operating expenses	—	2,448	555	(43)	2,960
Selling, general and administrative expenses	3	963	318	(23)	1,261
Depreciation and amortization	—	490	179	—	669
Impairments	—	45	521	—	566
Taxes other than income taxes	—	3,922	6,384	(1)	10,305
Accretion on discounted liabilities	—	13	5	—	18
Interest and debt expense	140	24	2	4	170
Foreign currency transaction gains	—	—	(22)	—	(22)

Total Costs and Expenses	143	88,738	64,483	(20,522)	132,842

Income before income taxes	3,372	5,320	858	(4,138)	5,412
Provision (benefit) for income taxes	(44)	1,806	229	—	1,991

Net income	3,416	3,514	629	(4,138)	3,421
Less: net income attributable to noncontrolling interests	—	—	5	—	5

Net Income Attributable to Phillips 66	$3,416	3,514	624	(4,138)	3,416

Comprehensive Income	$3,026	3,632	617	(3,564)	3,711

	Millions of Dollars
	Nine Months Ended September 30, 2011
Income Statement	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated

Revenues and Other Income
Sales and other operating revenues	$—	100,428	47,555	—	147,983
Equity in earnings of affiliates	2,764	2,261	572	(3,267)	2,330
Net gain (loss) on dispositions	—	48	(223)	—	(175)
Other income (loss)	—	(1)	29	—	28
Intercompany revenues	—	3,430	21,314	(24,744)	—

Total Revenues and Other Income	2,764	106,166	69,247	(28,011)	150,166

Costs and Expenses
Purchased crude oil and products	—	94,382	60,184	(24,713)	129,853
Operating expenses	—	2,467	651	(31)	3,087
Selling, general and administrative expenses	—	740	302	—	1,042
Depreciation and amortization	—	480	187	—	667
Impairments	—	486	2	—	488
Taxes other than income taxes	—	3,610	7,175	—	10,785
Accretion on discounted liabilities	—	10	6	—	16
Interest and debt expense	—	10	1	—	11
Foreign currency transaction gains	—	(1)	(55)	—	(56)

Total Costs and Expenses	—	102,184	68,453	(24,744)	145,893

Income before income taxes	2,764	3,982	794	(3,267)	4,273
Provision for income taxes	—	1,218	287	—	1,505

Net income	2,764	2,764	507	(3,267)	2,768
Less: net income attributable to noncontrolling interests	—	—	4	—	4

Net Income Attributable to Phillips 66	$2,764	2,764	503	(3,267)	2,764

Comprehensive Income	$2,697	2,697	497	(3,190)	2,701

	Millions of Dollars
	September 30, 2012
Balance Sheet	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated

Assets
Cash and cash equivalents	$—	2,891	1,539	—	4,430
Accounts and notes receivable	11	2,423	9,784	(1,425)	10,793
Inventories	—	3,290	2,453	—	5,743
Prepaid expenses and other current assets	13	483	411	—	907

Total Current Assets	24	9,087	14,187	(1,425)	21,873
Investments and long-term receivables	28,302	19,429	4,370	(41,301)	10,800
Net properties, plants and equipment	—	11,640	3,671	—	15,311
Goodwill	—	3,344	—	—	3,344
Intangibles	—	710	16	—	726
Other assets	47	112	17	—	176

Total Assets	$28,373	44,322	22,261	(42,726)	52,230

Liabilities and Equity
Accounts payable	$2	7,276	7,599	(1,425)	13,452
Short-term debt	571	14	—	—	585
Accrued income and other taxes	—	628	764	—	1,392
Employee benefit obligations	—	306	44	—	350
Other accruals	137	297	173	—	607

Total Current Liabilities	710	8,521	8,580	(1,425)	16,386
Long-term debt	7,224	168	1	—	7,393
Asset retirement obligations and accrued environmental costs	—	577	189	—	766
Deferred income taxes	(72)	4,535	973	—	5,436
Employee benefit obligations	—	924	157	—	1,081
Other liabilities and deferred credits	77	1,637	3,551	(4,703)	562

Total Liabilities	7,939	16,362	13,451	(6,128)	31,624
Common stock	18,538	25,853	8,286	(34,139)	18,538
Retained earnings	2,164	2,375	244	(2,619)	2,164
Accumulated other comprehensive income (loss)	(268)	(268)	247	160	(129)
Noncontrolling interests	—	—	33	—	33

Total Liabilities and Equity	$28,373	44,322	22,261	(42,726)	52,230

	Millions of Dollars
	December 31, 2011
Balance Sheet	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated

Assets
Cash and cash equivalents	$—	—	—	—	—
Accounts and notes receivable	—	6,497	4,307	(779)	10,025
Inventories	—	2,048	1,418	—	3,466
Prepaid expenses and other current assets	—	110	347	—	457

Total Current Assets	—	8,655	6,072	(779)	13,948
Investments and long-term receivables	23,264	12,810	3,623	(29,391)	10,306
Net properties, plants and equipment	—	11,304	3,467	—	14,771
Goodwill	—	3,332	—	—	3,332
Intangibles	—	713	19	—	732
Other assets	—	105	17	—	122

Total Assets	$23,264	36,919	13,198	(30,170)	43,211

Liabilities and Net Investment
Accounts payable	$—	6,845	4,726	(779)	10,792
Short-term debt	—	23	7	—	30
Accrued income and other taxes	—	427	660	—	1,087
Employee benefit obligations	—	13	51	—	64
Other accruals	—	332	79	—	411

Total Current Liabilities	—	7,640	5,523	(779)	12,384
Long-term debt	—	361	—	—	361
Asset retirement obligations and accrued environmental costs	—	606	181	—	787
Deferred income taxes	—	4,814	989	—	5,803
Employee benefit obligations	—	—	117	—	117
Other liabilities and deferred credits	—	234	2,631	(2,399)	466

Total Liabilities	—	13,655	9,441	(3,178)	19,918
Net ConocoPhillips investment	23,142	23,142	3,436	(26,578)	23,142
Accumulated other comprehensive income	122	122	292	(414)	122
Noncontrolling interests	—	—	29	—	29

Total Liabilities and Net Investment	$23,264	36,919	13,198	(30,170)	43,211

	Millions of Dollars
	Nine Months Ended September 30, 2012
Statement of Cash Flows	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated

Cash Flows From Operating Activities
Net Cash Provided by (Used in) Operating Activities	$(44)	7,300	(4,265)	—	2,991

Cash Flows From Investing Activities
Capital expenditures and investments	—	(606)	(231)	10	(827)
Proceeds from asset dispositions	—	210	49	—	259
Advances/loans—related parties	—	—	(100)	—	(100)
Collection of advances/loans—related parties	—	—	7	(7)	—
Other	—	—	—	—	—

Net Cash Used in Investing Activities	—	(396)	(275)	3	(668)

Cash Flows From Financing Activities
Contributions from (distributions to) ConocoPhillips	(7,469)	(3,837)	6,051	—	(5,255)
Issuance of debt	7,794	—	—	—	7,794
Repayment of debt	—	(204)	(9)	7	(206)
Issuance of common stock	23	—	—	—	23
Repurchase of common stock	(111)	—	—	—	(111)
Dividends paid on common stock	(125)	—	—	—	(125)
Other	(68)	28	10	(10)	(40)

Net Cash Provided by (Used in) Financing Activities	44	(4,013)	6,052	(3)	2,080

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	27	—	27

Net Change in Cash and Cash Equivalents	—	2,891	1,539	—	4,430
Cash and cash equivalents at beginning of period	—	—	—	—	—

Cash and Cash Equivalents at End of Period	$—	2,891	1,539	—	4,430

	Millions of Dollars
	Nine Months Ended September 30, 2011
Statement of Cash Flows	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated

Cash Flows From Operating Activities
Net Cash Provided by Operating Activities	$—	643	1,632	—	2,275

Cash Flows From Investing Activities
Capital expenditures and investments	—	(477)	(176)	—	(653)
Proceeds from asset dispositions	—	110	94	—	204
Collection of advances/loans—related parties	—	550	—	—	550
Other	—	2	54	—	56

Net Cash Provided by (Used in) Investing Activities	—	185	(28)	—	157

Cash Flows From Financing Activities
Distributions to ConocoPhillips	—	(814)	(1,597)	—	(2,411)
Repayment of debt	—	(14)	(6)	—	(20)
Other	—	—	(1)	—	(1)

Net Cash Used in Financing Activities	—	(828)	(1,604)	—	(2,432)

Net Change in Cash and Cash Equivalents	—	—	—	—	—
Cash and cash equivalents at beginning of period	—	—	—	—	—

Cash and Cash Equivalents at End of Period	$—	—	—	—	—

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis is the company’s analysis of its financial performance, financial condition, and of significant trends that may affect future performance. It should be read in conjunction with the consolidated financial statements and notes. It contains forward-looking statements including, without limitation, statements relating to the company’s plans, strategies, objectives, expectations and intentions that are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “estimate,” “believe,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target” and similar expressions identify forward-looking statements. The company does not undertake to update, revise or correct any of the forward-looking information unless required to do so under the federal securities laws. Readers are cautioned that such forward-looking statements should be read in conjunction with the company’s disclosures under the heading: “CAUTIONARY STATEMENT FOR THE PURPOSES OF THE ‘SAFE HARBOR’ PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995,” beginning on page 45.

The terms “earnings” and “loss” as used in Management’s Discussion and Analysis refer to net income (loss) attributable to Phillips 66.

BUSINESS ENVIRONMENT AND EXECUTIVE OVERVIEW

Phillips 66 is an international downstream company with refining and marketing, midstream and chemicals businesses. At September 30, 2012, we had total assets of $52 billion. Our common stock trades on the New York Stock Exchange under the symbol “PSX.”

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

Basis of Presentation

Prior to the separation on April 30, 2012, our results of operations, financial position and cash flows consisted of ConocoPhillips’ refining, marketing and transportation operations; its natural gas gathering, processing, transmission and marketing operations, primarily conducted through its equity investment in DCP Midstream, LLC (DCP Midstream); its petrochemical operations, conducted through its equity investment in Chevron Phillips Chemical Company LLC (CPChem); its power generation operations; and an allocable portion of its corporate costs (together, the “downstream businesses”). These financial statements have been presented as if the downstream businesses had been combined for all periods presented. All intercompany transactions and accounts within the downstream businesses were eliminated. The assets and liabilities have been reflected on a historical cost basis, as all of the assets and liabilities presented were wholly owned by ConocoPhillips and were transferred within the ConocoPhillips consolidated group. The statement of income for periods prior to the separation includes expense allocations for certain corporate functions historically performed by ConocoPhillips and not allocated to its operating segments, including allocations of general corporate expenses related to executive oversight, accounting, treasury, tax, legal, procurement and information technology. These allocations were based primarily on specific identification of time and/or activities associated with the downstream businesses, employee headcount or capital expenditures, and our management believes the assumptions underlying the allocations were reasonable. The combined financial statements may not necessarily reflect all of the actual expenses that would have been incurred had we been a stand-alone company during the periods presented prior to the separation. All financial information presented after the separation represents the consolidated results of operations, financial position and cash flows of Phillips 66.

Business Environment

Results for our Refining and Marketing (R&M) segment depend largely on refining and marketing margins, cost control, refinery throughput, and product yields. The crack spread is a measure of the difference between market prices for refined petroleum products and crude oil, and it is used within our industry as an indicator for refining margins. Both domestic and international industry crack spreads improved in the third quarter of 2012. The U.S. 3:2:1 crack spread (three barrels of crude oil producing two barrels of gasoline and one barrel of diesel) increased in the third quarter of 2012, compared with both the third quarter of 2011 and the second quarter of 2012. The improvement in domestic industry crack spreads was primarily attributable to higher distillates and gasoline prices resulting from lower production from several domestic refineries due to refinery outages, seasonal maintenance and the weather disruptions during the third quarter of 2012.

In addition, U.S. crude production continued to increase, and limited infrastructure for takeaway options resulted in advantaged crude prices for U.S. refiners with Midcontinent and Gulf Coast refineries that run advantaged crudes. Seasonally high inventory levels in the Midcontinent continued to cause West Texas Intermediate (WTI) crude to trade at a deep discount relative to waterborne crudes such as Light Louisiana Sweet (LLS) and Brent. Refineries capable of processing WTI crude and crude oils that price relative to WTI, primarily the Midcontinent and Gulf Coast refineries, benefitted from these lower regional feedstock prices.

The Northwest Europe benchmark crack spread increased in the third quarter of 2012, compared with the third quarter of 2011 and the second quarter of 2012. The improvement over both periods was driven by higher distillates and gasoline prices due to tight supply caused by refinery closures, seasonal maintenance and outages. Decreased distillates supply from Russia and the United States also contributed to higher distillates prices. In addition, lower Brent crude oil prices in the third quarter of 2012, compared with the third quarter of 2011, contributed to the improved market crack spread.

The Midstream segment’s results are closely linked to natural gas liquids prices and, to a lesser extent, natural gas prices. Natural gas liquids prices decreased in the third quarter of 2012, compared with the third quarter of 2011 and the second quarter of 2012, due to growing natural gas liquids production from liquids-rich shale plays with limited corresponding demand increase from the petrochemical industry.

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

RESULTS OF OPERATIONS

Unless otherwise indicated, discussion of results for the three- and nine-month periods ended September 30, 2012, is based on a comparison with the corresponding periods of 2011.

Consolidated Results

A summary of net income (loss) attributable to Phillips 66 by business segment follows:

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011

R&M	$1,648	785	3,232	2,047
Midstream	(77)	118	(79)	290
Chemicals	153	193	577	568
Corporate and Other	(125)	(47)	(314)	(141)

Net income attributable to Phillips 66	$1,599	1,049	3,416	2,764

Earnings for Phillips 66 increased 52 percent in the third quarter of 2012 and 24 percent in the nine-month period ended September 30, 2012, compared with the corresponding periods of 2011. The increases in both periods were primarily due to the improved results from our R&M segment, mainly due to higher refining margins and increased utilization. The improved results were partially offset by lower earnings from our Midstream segment and higher interest expense and corporate repositioning expenses.

Lower earnings from the Midstream segment were driven by lower equity in earnings from DCP Midstream and impairments of our equity investment in Rockies Express Pipeline LLC (REX), which decreased our Midstream segment earnings by $133 million in the current quarter and $170 million in the second quarter of 2012.

See the “Segment Results” section for additional information on our segment results.

Income Statement Analysis

Sales and other operating revenues for the third quarter and nine-month period of 2012 decreased 15 percent and 8 percent, respectively, and purchased crude oil and products decreased 18 percent and 10 percent, respectively. The decreases were mainly due to processing lower refining volumes at our wholly owned refineries, resulting from the shutdown of Trainer Refinery in September 2011, combined with lower natural gas liquids (NGL) prices.

Equity in earnings of affiliates for the third quarter and nine-month period of 2012 increased 12 percent and 8 percent, respectively. The increases in both periods primarily resulted from improved earnings from WRB Refining LP (WRB), mainly due to higher refining margins in the Central Corridor, combined with processing higher refining volumes associated with the start-up of the coker and refining expansion (CORE) project at the Wood River Refinery. This increase was partially offset by:

•	Lower earnings from DCP Midstream, mainly due to lower natural gas liquids prices.

•

Lower earnings from Excel Paralubes, mainly due to lower margins in the third quarter of 2012, and lower volumes and higher operating expenses in the nine-month period of 2012, resulting from a major turnaround in the first quarter of 2012.

•	Lower earnings from Merey Sweeny, L.P. (MSLP), mainly due to lower margins.

•	The absence of earnings from Colonial Pipeline Company, which was sold in December 2011.

In addition, earnings from CPChem decreased in the third quarter of 2012, mainly due to a loss on early extinguishment of debt and fixed assets impairments, while equity earnings from CPChem increased in the nine-month period of 2012, primarily resulting from higher ethylene and polyethylene margins. Earnings from Malaysian Refining Company Sdn. Bhd. (MRC) increased in the third quarter of 2012, mainly due to improved refining margins in the current quarter, while they decreased in the nine-month period of 2012, primarily resulting from lower refining margins in the nine-month period.

Net loss on dispositions for the third quarter of 2012 decreased $220 million, primarily related to a before-tax loss of $228 million on the sale of our refinery in Wilhelmshaven, Germany, in the third quarter of 2011. During the nine-month period of 2012, our net gain on dispositions was $189 million, primarily reflecting the sale of Trainer Refinery and associated terminal and pipeline assets in the second quarter of 2012, compared with a net loss of $175 million in the nine-month period of 2011, primarily related to the loss on the sale of Wilhelmshaven Refinery (WRG) as mentioned above.

Other income increased $54 million in the nine-month period of 2012, compared with the corresponding period of 2011. The increase was primarily associated with gains from trading activities not directly related to our physical business.

Operating expenses for the third quarter and nine-month period of 2012 decreased 14 percent and 4 percent, respectively. The decreases in both periods were primarily driven by lower utility costs, reflecting lower natural gas prices, and the absence of operating expenses associated with Trainer Refinery, which was shut down in September 2011, and WRG, which was sold in August 2011.

Selling, general and administrative expenses for the third quarter and nine-month period of 2012 increased 16 percent and 21 percent, respectively, primarily resulting from costs associated with the separation of Phillips 66 from ConocoPhillips, and incremental costs relating to a prior retail disposition program.

Impairments in 2012 included an investment in a natural gas transmission pipeline, a marine terminal and associated assets, as well as equipment formerly associated with a cancelled refinery upgrade project. Impairments in 2011 included the Trainer Refinery and associated terminal and pipeline assets. For additional information on the impairments, see Note 8—Impairments, in the Notes to Consolidated Financial Statements.

Interest and debt expense for the third quarter and nine-month period of 2012 increased $70 million and $159 million, respectively, primarily due to approximately $7.8 billion of new debt issued in March and April of 2012. For additional information on the debt issuances, see Note 9—Debt, in the Notes to Consolidated Financial Statements.

Foreign currency transaction (gains) losses for the third quarter of 2012 were a $15 million gain, compared with a loss of $18 million for the third quarter of 2011. For the nine-month period of 2012, the gains decreased $34 million compared with the same period of 2011. The favorable change in the current quarter was primarily due to the U.S. dollar weakening against both the British pound and the euro, compared with the U.S. dollar strengthening against both the British pound and the euro during the third quarter of 2011. The lower gain in the nine-month period of 2012 was driven by the U.S. dollar weakening less against both the British pound and the euro than in the nine-month period of 2011.

See Note 19—Income Taxes, in the Notes to Consolidated Financial Statements, for information regarding our provision for income taxes and effective tax rates.

Segment Results

R&M

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011

	Millions of Dollars
Net Income (Loss) Attributable to Phillips 66
United States	$1,401	795	2,932	1,913
International	247	(10)	300	134

	$1,648	785	3,232	2,047

	Dollars Per Barrel
Refining Margins
Atlantic Basin/Europe	$13.02	6.86	9.25	5.81
Gulf Coast	11.42	10.21	9.00	9.40
Central Corridor	31.83	26.30	25.14	21.23
Western/Pacific	13.30	10.72	10.71	10.17
Worldwide	17.05	12.53	13.34	10.62

	Dollars Per Gallon
U.S. Average Wholesale Prices*
Gasoline	$3.09	3.04	3.05	2.99
Distillates	3.24	3.16	3.18	3.11

*Excludes excise taxes.

	Thousands of Barrels Daily
Operating Statistics
Refining operations*
Atlantic Basin/Europe
Crude oil capacity	588	773	588	773
Crude oil processed	587	719	574	718
Capacity utilization (percent)	100%	93	98	93
Refinery production	628	769	623	779
Gulf Coast
Crude oil capacity	733	733	733	733
Crude oil processed	649	668	640	649
Capacity utilization (percent)	88%	91	87	89
Refinery production	736	761	726	741
Central Corridor
Crude oil capacity	469	471	470	471
Crude oil processed	478	442	467	434
Capacity utilization (percent)	102%	94	99	92
Refinery production	495	453	485	449
Western/Pacific
Crude oil capacity	439	435	439	435
Crude oil processed	424	394	397	387
Capacity utilization (percent)	97%	91	90	89
Refinery production	437	415	417	411
Worldwide
Crude oil capacity	2,229	2,412	2,230	2,412
Crude oil processed	2,138	2,223	2,078	2,188
Capacity utilization (percent)	96%	92	93	91
Refinery production	2,296	2,398	2,251	2,380

*Includes our share of equity affiliates.

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011

	Thousands of Barrels Daily
Petroleum products sales volumes
Gasoline	1,211	1,300	1,208	1,326
Distillates	1,161	1,250	1,153	1,210
Other products	486	639	490	598

	2,858	3,189	2,851	3,134

The R&M segment refines crude oil and other feedstocks into petroleum products (such as gasoline, distillates and aviation fuels); buys, sells and transports crude oil; and buys, transports, distributes and markets petroleum products. This segment also includes power generation operations. R&M has operations mainly in the United States, Europe and Asia.

R&M reported earnings of $1,648 million during the third quarter of 2012, an increase of $863 million, or 110 percent, compared with the third quarter of 2011. Earnings for the nine-month period of 2012 were $3,232 million, an increase of $1,185 million, or 58 percent, compared with the same period of 2011. See the “Business Environment and Executive Overview” section for information on industry crack spreads and other market factors impacting this quarter’s results.

Earnings for both periods of 2012 improved, primarily due to higher worldwide refining margins driven by improved market cracks. Also contributing to the improved 2012 results were lower operating expenses and favorable volume impacts. Lower operating expenses were primarily due to lower utility costs, reflecting lower natural gas prices, and the absence of operating expenses from Trainer Refinery, which was shut down in September 2011, and WRG, which was sold in August 2011.

While worldwide refining volumes decreased, refining volumes increased in the high-margin Central Corridor and decreased in the low-margin Atlantic Basin/Europe as a result of the shutdown of Trainer Refinery in September 2011. The improved volume mix favorably impacted our earnings in the 2012 periods.

The third quarter of 2012 included an after-tax impairment of $27 million on the Riverhead Terminal, compared with an after-tax impairment of $314 million on Trainer Refinery during the third quarter of 2011. In addition, the nine-month period of 2012 included a $42 million after-tax impairment related to equipment formerly associated with the cancelled WRG upgrade project. For additional information on these impairments, see Note 8—Impairments, in the Notes to Consolidated Financial Statements.

Additionally, the nine-month period of 2012 included an after-tax gain of $106 million from the sale of Trainer Refinery and associated terminal and pipeline assets, compared with an after-tax loss on the sale of our refinery in Wilhelmshaven, Germany, in the third quarter of 2011. For additional information on the sale of Trainer Refinery and associated assets, see Note 5—Assets Held for Sale or Sold, in the Notes to Consolidated Financial Statements.

Our worldwide refining capacity utilization rate was 96 percent in the third quarter of 2012, compared with 92 percent in the third quarter of 2011. The current year improvement was primarily due to improved market conditions.

Our Bayway Refinery in Linden, New Jersey, was shut down in advance of Hurricane Sandy, and currently remains shut down. We are assessing the impact of the hurricane on the refinery, including the extent of wind and water damage. We do not yet have a forecast on when Bayway will resume production.

Industry refining margins can vary by region of the world, due to differing crude slates and refined product demand fundamentals. In conjunction with our long-range planning efforts, in the absence of any interim indicators, we perform an annual review for impairment indicators of property and equity investments in the fourth quarter. The review takes into account the company’s outlook on economic factors that influence cash flows including commodity prices, industry refining margins, capital spending and other operating plan assumptions. As we finalize our plans and conduct our review, it is reasonably possible non-cash impairments of some of our properties and equity investments may be required.

Midstream

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011

	Millions of Dollars

Net Income (Loss) Attributable to Phillips 66*	$(77)	118	(79)	290

*Includes DCP Midstream-related earnings:	$39	87	141	228

	Dollars Per Barrel
Weighted Average Sales Prices
U.S. natural gas liquids*
Equity affiliates	$30.21	52.09	34.93	50.66

* Based on index prices from the Mont Belvieu and Conway market hubs that are weighted by natural gas liquids component and location mix.

	Thousands of Barrels Daily
Operating Statistics
Natural gas liquids extracted*	199	196	200	188
Natural gas liquids fractionated**	113	116	104	112

* Includes our share of equity affiliates. **Excludes DCP Midstream.

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

Earnings from the Midstream segment decreased $195 million in the third quarter of 2012 and $369 million in the nine-month period of 2012, compared with the corresponding periods of 2011. The decreases in both periods were primarily due to impairments of our equity investment in REX during the second and third quarters of 2012, and decreased equity earnings from DCP Midstream.

During the third quarter of 2012, we recorded an after-tax impairment of $133 million on our equity investment in REX, in addition to a $170 million after-tax impairment recorded during the second quarter of 2012. These impairments primarily reflect a diminished view of fair value of west-to-east natural gas transmission, due to the impact of shale gas production in the northeast. For additional information on the impairment of REX, see Note 8—Impairments, in the Notes to Consolidated Financial Statements.

The decrease in earnings of DCP Midstream in both 2012 periods mainly resulted from lower NGL prices and, to a lesser extent, lower natural gas prices, as well as higher operating expenses driven by increased planned repairs and maintenance activities due to asset expansions. These items were partially offset by lower depreciation and increased gain from the issuance of limited partner units by DCP Midstream Partners, L.P., as described below. See the “Business Environment and Executive Overview” section for additional information on natural gas liquids prices.

During the second quarter of 2012, DCP Midstream completed a review of the estimated depreciable lives of its major classes of properties, plants and equipment (PP&E). As a result of that review, the depreciable lives were extended. This change in accounting estimate was implemented on a prospective basis, effective April 1, 2012. DCP Midstream estimates its depreciation will be lowered approximately $240 million per year (on a 100 percent basis), which would be an estimated after-tax benefit to our equity in earnings from DCP Midstream of approximately $75 million.

DCP Midstream Partners, L.P., a subsidiary of DCP Midstream, issues, from time to time, limited partner units to the public. These issuances benefited our equity in earnings from DCP Midstream, on an after-tax basis, by approximately $9 million and $23 million in the three- and nine-month periods of 2012, respectively, compared with approximately $1 million and $10 million in the corresponding periods of 2011.

Chemicals

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011

	Millions of Dollars

Net Income Attributable to Phillips 66	$153	193	577	568

	Millions of Pounds
CPChem Externally Marketed Sales Volumes*
Olefins and Polyolefins	3,811	3,758	10,961	10,593
Specialties, Aromatics and Styrenics	1,545	1,722	5,149	5,141

	5,356	5,480	16,110	15,734

*Represents 100 percent of CPChem outside sales of produced petrochemical products, as well as commission sales from equity affiliates.

The Chemicals segment consists of our 50 percent interest in CPChem, which we account for under the equity method. CPChem uses natural gas liquids and other feedstocks to produce petrochemicals. These products are then marketed and sold or used as feedstocks to produce plastics and other chemicals.

Earnings from the Chemicals segment decreased $40 million, or 21 percent, in the third quarter of 2012, while Chemicals earnings increased $9 million, or 2 percent, in the nine-month period of 2012, compared with the corresponding periods of 2011. The decrease in the third quarter of 2012 primarily resulted from a loss on early extinguishment of debt and fixed assets impairments, as described below, and higher provision for income taxes. These unfavorable items were partially offset by higher ethylene and polyethylene margins, reflecting lower feedstock costs, and lower utility costs due to lower natural gas prices. The slight increase in the nine-month period of 2012 was primarily driven by higher ethylene and polyethylene margins, partially offset by a loss on early extinguishment of debt, fixed assets impairments and higher provision for income taxes. Ethylene margins benefitted from lower feedstock costs, particularly lower ethane and propane prices during the 2012 periods.

During the second and third quarters of 2012, CPChem executed and completed its plan to retire $1 billion of fixed-rate debt. In June 2012, CPChem redeemed its $300 million of 7% notes due 2014 and its $300 million of 4.75% notes due 2021. In August 2012, CPChem redeemed its $400 million of 8.25% notes due 2019. CPChem also incurred prepayment premiums and wrote off the associated unamortized debt issuance costs. As a result, CPChem recognized a loss on early extinguishment of debt in the third quarter of 2012 of $173 million (100 percent basis), which decreased our equity in earnings from CPChem, on an after-tax basis, by $54 million, while the impact on the nine-month period of 2012 was a loss of $287 million (100 percent basis) which decreased our equity earnings, on an after-tax basis, by approximately $90 million.

In addition, during the third quarter of 2012, CPChem recorded fixed assets impairments totaling $87 million (100 percent basis), which decreased our equity in earnings from CPChem, on an after-tax basis, by approximately $27 million.

Corporate and Other

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011

Net Income (Loss) Attributable to Phillips 66
Net interest	$(47)	(2)	(101)	(7)
Corporate general and administrative expenses	(30)	(17)	(79)	(53)
Technology	(11)	(14)	(35)	(38)
Repositioning costs	(13)	—	(43)	—
Other	(24)	(14)	(56)	(43)

	$(125)	(47)	(314)	(141)

Net interest consists of interest and financing expense, net of interest income and capitalized interest. Net interest increased $45 million and $94 million, respectively, in the three- and nine-month periods of 2012, compared with the corresponding periods of 2011, primarily due to approximately $7.8 billion of new debt issued in March and April of 2012. For additional information on these debt issuances, see Note 9—Debt, in the Notes to Consolidated Financial Statements.

Corporate general and administrative expenses increased $13 million and $26 million, respectively, in the three- and nine-month periods of 2012, compared with the corresponding periods of 2011. The increases in both periods were primarily due to higher actual expenses as a stand-alone company for the months subsequent to the separation.

Repositioning costs consist of expenses related to the separation of Phillips 66 from ConocoPhillips. Expenses incurred in the five-month period subsequent to the separation primarily included compensation and benefits, employee relocations and moves, information systems, and shared services costs.

The category “Other” includes certain foreign currency transaction gains and losses, environmental costs associated with sites no longer in operation, income tax expenses and other costs not directly associated with an operating segment. The increases in both periods were primarily due to higher provision for income taxes associated with repositioning deferred tax liabilities.

CAPITAL RESOURCES AND LIQUIDITY

Significant Sources of Capital

Historically, cash generated from operating activities has been our primary source of liquidity and capital resources. In addition, we received proceeds from asset dispositions.

Operating Activities

During the first nine months of 2012, cash provided by operating activities was $2,991 million compared with $2,275 million in the corresponding period of 2011. The improvement in the 2012 period reflects higher realized refining margins in the 2012 period and positive working capital impacts due to increased accruals for taxes, employee benefits and interest, partially offset by interest and tax payments in 2012.

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

Generally, demand for gasoline is higher during the spring and summer months than during the fall and winter months in most of our markets due to seasonal changes in highway traffic. As a result, our operating results in the first and fourth quarters are generally lower than in the second and third quarters. However, our cash flow from operations may not always follow this seasonal trend in operating results, due to working capital fluctuations associated with inventory management. Historically, we have built inventory levels during the first quarter (thus lowering cash flow from operations) and lowered inventory levels in the fourth quarter (increasing cash flow from operations). We are currently evaluating our target inventory levels for year-end 2012. An option under consideration is to draw a portion of our inventory late in the year, such that cash realization will not transpire prior to December 31. This option could have the effect of a reduced positive impact to cash flows from operations from inventory management practices in the fourth quarter, as compared with our predominant historical practice. We do not believe these inventory decisions will have a material impact on our short- or long-term liquidity.

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

Our operating cash flows are also impacted by dividend decisions made by our equity affiliates, including WRB, DCP Midstream and CPChem. During the first nine months of 2012, we received dividends of $1,580 million from our equity affiliates, compared with $1,230 million during the same period of 2011. We cannot control the amount of future dividends from equity affiliates; therefore, future dividend payments by these companies are not assured. For a discussion of distributions by CPChem, see the “Capital Spending—Chemicals” section.

Credit Facilities

In February 2012, we entered into a five-year revolving credit agreement with a syndicate of financial institutions. Under the terms of the revolving credit agreement, we have a borrowing capacity of up to $4.0 billion. We have not borrowed under this facility. However, as of September 30, 2012, $51 million in letters of credit had been issued that were supported by this facility.

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

Borrowings under the credit agreement will incur interest at London Interbank Offered Rate (LIBOR) plus a margin based on the credit rating of our senior unsecured long-term debt as determined from time to time by Standard & Poor’s Ratings Services (S&P) and Moody’s Investors Service (Moody’s). The revolving credit agreement also provides for customary fees, including administrative agent fees and commitment fees.

During April, a newly formed, wholly owned subsidiary entered into a trade receivables securitization facility with an aggregate borrowing capacity of $1.2 billion, and a term of three years. As of September 30, 2012, no amount had been drawn under the facility. However, $166 million in letters of credit had been issued that were supported by the facility.

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

During April 2012, approximately $185 million of previously existing debt was retired. Also during April, we closed on $2.0 billion of new debt as a three-year amortizing term loan. The term loan bears interest at a variable rate based on referenced rates plus a margin dependent upon the credit rating of our senior unsecured long-term debt as determined from time to time by S&P and Moody’s. As of September 30, 2012, the interest rate was 1.69 percent.

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

Off-Balance Sheet Arrangements

In April 2012, in connection with the separation, we entered into an agreement to guarantee 100 percent of certain outstanding debt obligations of Merey Sweeny, L.P. (MSLP). At September 30, 2012, the aggregate principal amount of MSLP debt guaranteed by us was $242 million.

For additional information about guarantees, see Note 11—Guarantees, in the Notes to Consolidated Financial Statements.

Capital Requirements

For information about our capital expenditures and investments, see the “Capital Spending” section.

On October 3, 2012, our Board of Directors declared a quarterly dividend of $0.25 per share, representing a 25 percent increase from the prior quarter. The dividend is payable on December 3, 2012, to stockholders of record at the close of business on October 15, 2012.

On July 31, 2012, our Board of Directors authorized the repurchase of up to $1 billion of our outstanding common stock. Stock purchases under this authorization began in the third quarter of 2012. Through September 30, 2012, $111 million was used to repurchase 2.6 million shares. Shares of stock repurchased are held as treasury shares.

Capital Spending

	Millions of Dollars
	Nine Months Ended September 30
	2012	2011

Capital Expenditures and Investments
R&M
United States	$554	490
International	143	137

	697	627

Midstream	11	9
Chemicals	—	—
Corporate and Other	119	17

	$827	653

United States	$684	516
International	143	137

	$827	653

R&M

Capital spending for the R&M segment during the first nine months of 2012 was primarily for air emission reduction and clean fuels projects to meet new environmental standards, refinery upgrade projects to improve product yields, improvements to the operating integrity of key processing units and safety-related projects. During the first nine months of 2012, R&M capital spending was $697 million.

Major construction activities in progress include:

•	Several reliability and maintenance capital projects across the refining system aimed at improving operating availability.

•	Programs aimed at air emission reductions in various U.S. plants.

Generally, our equity affiliates in the R&M segment are intended to have self-funding capital programs.

Midstream

During the first nine months of 2012, DCP Midstream had a self-funded capital program, and thus required no new capital infusions from us or our co-venturer, Spectra Energy Corp. During this period, on a 100 percent basis, DCP Midstream’s capital expenditures and investments were approximately $1,946 million. Pursuant to an agreement in principle with Spectra Energy and DCP Midstream, we expect to acquire a one-third interest in both the Sand Hills and Southern Hills pipeline projects, which currently are under construction by DCP Midstream. The transaction is expected to close in the fourth quarter of 2012. Upon closing, Phillips 66, Spectra Energy and DCP Midstream each will own a one-third interest in the two pipeline projects. Our direct investment, in total, is expected to range between $700 million to $800 million.

Chemicals

During the first nine months of 2012, CPChem had a self-funded capital program, and thus required no new capital infusions from us or our co-venturer. During this period, on a 100 percent basis, CPChem’s capital expenditures and investments were approximately $497 million. In addition, CPChem’s advances to equity affiliates, primarily used for project construction and startup activities, were $149 million and its repayments received from equity affiliates were $220 million. Our agreement with Chevron Corporation regarding CPChem provides for CPChem to: (i) prior to the separation, halt all mandatory cash distributions to its owners and accumulate its excess cash; and (ii) after the separation, use the accumulated cash and its excess cash flow to retire all of its approximately $1 billion outstanding fixed-rate debt on an accelerated basis. In the third quarter of 2012, CPChem completed the redemption of all outstanding fixed-rate debt, and it resumed cash distributions to its owners in the fourth quarter. After the separation, the agreement generally provides that instead of CPChem incurring debt, CPChem’s owners will make capital infusions as necessary to fund CPChem’s capital requirements to the extent these requirements exceed CPChem’s available cash from operations. We are currently forecasting CPChem to remain self-funding through 2012.

Corporate and Other

Capital spending for Corporate and Other during the first nine months of 2012 was primarily for expenditures that facilitated the separation from ConocoPhillips.

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

We occasionally receive requests for information or notices of potential liability from the U.S. Environmental Protection Agency (EPA) and state environmental agencies alleging that we are a potentially responsible party under the Federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or an equivalent state statute. On occasion, we also have been made a party to cost recovery litigation by those agencies or by private parties. These requests, notices and lawsuits assert potential liability for remediation costs at various sites that typically are not owned by us, but allegedly contain wastes attributable to our past operations. As of December 31, 2011, we reported that we had been notified of potential liability under

CERCLA and comparable state laws at 61 sites around the United States. During the first nine months of 2012, we were notified of one new site, settled two sites, and 11 sites were resolved and closed, leaving 49 unresolved sites with potential liability.

At September 30, 2012, our consolidated balance sheet included a total environmental accrual of $533 million, compared with $542 million at December 31, 2011. We expect to incur a substantial amount of these expenditures within the next 30 years.

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

The EPA’s Renewable Fuel Standard (RFS) program was implemented in accordance with the Energy Policy Act of 2005 and the Energy Independence and Security Act of 2007. The RFS program sets annual quotas for the percentage of biofuels (such as ethanol) that must be blended into motor fuels consumed in the United States. A Renewable Identification Number (RIN) represents a serial number assigned to each gallon of biofuel produced or imported into the United States. As a producer of petroleum-based motor fuels, we are obligated to blend biofuels into the products we produce at a rate that is at least equal to the EPA’s quota and, to the extent we do not, we must purchase RINs in the open market to satisfy our obligation under the RFS program. The market for RINs has been the subject of fraudulent activity, and we have identified that we have unknowingly purchased RINs in the past that were invalid due to fraudulent activity. Although costs to replace fraudulently marketed RINs that have been determined to be invalid have not been material through September 30, 2012, it is reasonably possible that some additional RINs that we have previously purchased may also be determined to be invalid. Should that occur, we would incur additional replacement charges. Although the cost for replacing any additional fraudulently marketed RINs is not reasonably estimable at this time, we could have a possible exposure of approximately $150 million before tax. It could take several years for this possible exposure to reach ultimate resolution; therefore, we would not expect to incur the full financial impact of fraudulent RIN replacement costs in any single interim or annual period.

Climate Change

There has been a broad range of proposed or promulgated state, national and international laws focusing on greenhouse gas (GHG) reduction. These proposed or promulgated laws apply or could apply in countries where we have interests or may have interests in the future. Laws in this field continue to evolve, and while it is not possible to accurately estimate either a timetable for implementation or our future compliance costs relating to implementation, such laws, if enacted, could have a material impact on our results of operations and financial condition. We previously disclosed that the EPA’s announcement on March 29, 2010 (published as “Interpretation of Regulations that Determine Pollutants Covered by Clean Air Act Permitting Programs,” 75 Fed. Reg. 17004 (April 2, 2010)), and the EPA’s and U.S. Department of Transportation’s joint promulgation of a Final Rule on April 1, 2010, that triggers regulation of GHGs under the Clean Air Act, may lead to more climate-based claims for damages, and may result in longer agency review time for development projects to determine the extent of potential climate change. Challenges to both the announcement and rulemaking were denied by the Court of Appeals for the D.C. Circuit (see Coalition for Responsible Regulation v. EPA, 684 F. 3d 102 (D.C. Cir. 2012)), but may be subject to additional legal actions. We continue to monitor other legislative and regulatory actions and legal proceedings globally for potential impacts on our operations.

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

•	Inability to timely obtain or maintain permits, including those necessary for refinery projects; comply with government regulations; or make capital expenditures required to maintain compliance.

•	Failure to complete definitive agreements and feasibility studies for, and to timely complete construction of, announced and future refinery, chemical plant, midstream and transportation projects.

•	Potential disruption or interruption of our operations due to accidents, weather events, civil unrest, political events, terrorism or cyber attacks.

•	International monetary conditions and exchange controls.

•	Substantial investment or reduced demand for products as a result of existing or future environmental rules and regulations.

•	Liability for remedial actions, including removal and reclamation obligations, under environmental regulations.

•	Liability resulting from litigation.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about market risks for the nine months ended September 30, 2012, does not differ materially from that discussed on pages 152 and 153 in the Information Statement included in the Form 10.

Item 4. CONTROLS AND PROCEDURES

With the participation of management, our Chairman and Chief Executive Officer (principal executive officer) and our Executive Vice President, Finance, and Chief Financial Officer (principal financial officer) carried out an evaluation, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the Act), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act) as of the end of the period covered by this report. Based upon that evaluation, our Chairman and Chief Executive Officer and our Executive Vice President, Finance, and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of September 30, 2012.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, in the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The following is a description of reportable legal proceedings including those involving governmental authorities under federal, state and local laws regulating the discharge of materials into the environment for this reporting period. The following proceedings include those matters that arose during the third quarter of 2012 and any material developments with respect to matters previously reported in the Form 10 or the Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2012, and June 30, 2012. While it is not possible to accurately predict the final outcome of these pending proceedings, if any one or more of such proceedings was decided adversely to Phillips 66, we expect there would be no material effect on our consolidated financial position. Nevertheless, such proceedings are reported pursuant to the U.S. Securities and Exchange Commission’s (SEC) regulations.

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

New Matters

On September 19, 2012, the Bay Area Air Quality Management District (District) issued a $213,500 demand to settle 14 Notices of Violation (NOVs) issued in 2009 and 2010 with respect to alleged violations of regulatory and/or permit requirements at the Rodeo Refinery. We are working with the District to resolve this matter.

On October 15, 2012, the District issued a $313,000 demand to settle 13 NOVs issued in 2010 and 2011 with respect to alleged violations of regulatory and/or permit requirements at the Rodeo Refinery. We are working with the District to resolve this matter.

Matters Previously Reported

Phillips 66 was one of several companies who entered Administrative Settlement Agreements (ASAs) with the U.S. Environmental Protection Agency (EPA) to settle allegations that it had used invalid Renewable Identification Numbers (RINs) for its 2010 and 2011 fuel program compliance. Under its ASA, we will pay a maximum of $350,000 in penalties for the use of invalid RINs covered thereunder. Payments are made upon demand from the EPA. To date, $250,000 has been paid and it is anticipated that the EPA will demand the final $100,000 in 2013.

Phillips 66 has settled an allegation that it did not immediately notify the EPA of certain releases in 2010 and 2011 at the Wood River Refinery. The facility will pay a fine of $25,224 and perform on-site supplemental environmental projects valued at $125,000.

Item 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in the section entitled “Risk Factors” in the Information Statement included in the Form 10.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

				Millions of Dollars
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

July 1-31, 2012	—	$—	—	$1,000
August 1-31, 2012	1,319,900	40.90	1,319,900	946
September 1-30, 2012	1,274,500	44.70	1,274,500	889

Total	2,594,400	$42.77	2,594,400

On July 31, 2012, our Board of Directors authorized the repurchase of up to $1 billion of our outstanding common stock. We began purchases under this authorization, which has no expiration date, in the third quarter of 2012. The shares will be repurchased from time to time in the open market at the company’s discretion, subject to market conditions and other factors, and in accordance with applicable regulatory requirements and the Tax Sharing Agreement entered into in connection with the separation from ConocoPhillips. We are not obligated to acquire any particular amount of common stock and may commence, suspend or discontinue purchases at any time or from time to time without prior notice. Shares of stock repurchased are held as treasury shares.

Item 5. OTHER INFORMATION

Shareholder Proposals

We intend to hold our first Annual Meeting of Shareholders (the Annual Meeting) on May 8, 2013, at a time and location to be determined and specified in our proxy statement related to the Annual Meeting.

Under the Securities and Exchange Commission’s proxy rules, we have set the deadline for submission of proposals to be included in our proxy materials for the Annual Meeting as December 3, 2012. Accordingly, in order for a shareholder proposal to be considered for inclusion in our proxy materials for the Annual Meeting, the proposal must be received by our Corporate Secretary, Phillips 66, 3010 Briarpark Drive, Houston, Texas 77042, on or before December 3, 2012, and comply with the procedures and requirements set forth in Rule 14a-8 under the Securities Exchange Act of 1934.

In accordance with the advance notice requirements contained in our amended and restated bylaws, for director nominations or other business to be brought before the Annual Meeting by a shareholder, other than Rule 14a-8 proposals described above, written notice must be delivered no earlier than the close of business on January 8, 2013, and no later than the close of business on February 7, 2013, to our Corporate Secretary, Phillips 66, 3010 Briarpark Drive, Houston, Texas 77042. These shareholder notices also must comply with the requirements of our amended and restated bylaws and will not be effective otherwise.

Item 6. EXHIBITS

Exhibit
Number	Exhibit Description

12*	Computation of Ratio of Earnings to Fixed Charges.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32*	Certifications pursuant to 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Schema Document.

101.CAL*	XBRL Calculation Linkbase Document.

101.LAB*	XBRL Labels Linkbase Document.

101.PRE*	XBRL Presentation Linkbase Document.

101.DEF*	XBRL Definition Linkbase Document.

* Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHILLIPS 66

/s/ C. Doug Johnson
C. Doug Johnson Vice President and Controller (Chief Accounting and Duly Authorized Officer)

November 1, 2012