Form 10-Q
period 2013-03-31
Phillips 66
filed 2013-05-02
CIK 1534701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2013

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	001-35349
Phillips 66
(Exact name of registrant as specified in its charter)

Delaware	45-3779385
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer [X] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [    ]    No  [X]
The registrant had 619,232,443 shares of common stock, $.01 par value, outstanding as of March 31, 2013.

PHILLIPS 66

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Consolidated Statement of Income	Phillips 66

	Millions of Dollars
	Three Months Ended March 31
	2013	2012
Revenues and Other Income
Sales and other operating revenues*	$41,263	45,783
Equity in earnings of affiliates	1,039	734
Net gain on dispositions	1	2
Other income	23	1
Total Revenues and Other Income	42,326	46,520

Costs and Expenses
Purchased crude oil and products	35,264	40,328
Operating expenses	978	1,092
Selling, general and administrative expenses	332	349
Depreciation and amortization	245	216
Impairments	24	43
Taxes other than income taxes*	3,324	3,420
Accretion on discounted liabilities	6	5
Interest and debt expense	70	13
Foreign currency transaction (gains) losses	2	(15)
Total Costs and Expenses	40,245	45,451
Income before income taxes	2,081	1,069
Provision for income taxes	671	431
Net income	1,410	638
Less: net income attributable to noncontrolling interests	3	2
Net Income Attributable to Phillips 66	$1,407	636

Net Income Attributable to Phillips 66 Per Share of Common Stock (dollars)**
Basic	$2.25	1.01
Diluted	2.23	1.00

Dividends Paid Per Share of Common Stock (dollars)	$0.3125	—

Average Common Shares Outstanding (in thousands)**
Basic	625,030	627,628
Diluted	631,288	634,645
* Includes excise taxes on petroleum products sales:	$3,258	3,321
**See Note 10—Earnings Per Share.
See Notes to Consolidated Financial Statements.

Consolidated Statement of Comprehensive Income	Phillips 66

	Millions of Dollars
	Three Months Ended March 31
	2013	2012

Net Income	$1,410	638
Other comprehensive income (loss)
Defined benefit plans
Actuarial gain/loss:
Amortization to net income of net actuarial loss	26	2
Plans sponsored by equity affiliates	(13)	3
Income taxes on defined benefit plans	(3)	(2)
Defined benefit plans, net of tax	10	3
Foreign currency translation adjustments	(322)	54
Income taxes on foreign currency translation adjustments	4	(20)
Foreign currency translation adjustments, net of tax	(318)	34
Hedging activities by equity affiliates	—	1
Income taxes on hedging activities by equity affiliates	—	—
Hedging activities by equity affiliates, net of tax	—	1
Other Comprehensive Income (Loss), Net of Tax	(308)	38
Comprehensive Income	1,102	676
Less: comprehensive income attributable to noncontrolling interests	3	2
Comprehensive Income Attributable to Phillips 66	$1,099	674
See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet	Phillips 66

	Millions of Dollars
	March 31 2013	December 31 2012
Assets
Cash and cash equivalents	$4,753	3,474
Accounts and notes receivable (net of allowance of $49 million in 2013 and $50 million in 2012)	8,388	8,593
Accounts and notes receivable—related parties	1,522	1,810
Inventories	5,811	3,430
Prepaid expenses and other current assets	696	655
Total Current Assets	21,170	17,962
Investments and long-term receivables	10,498	10,471
Net properties, plants and equipment	15,257	15,407
Goodwill	3,344	3,344
Intangibles	727	724
Other assets	155	165
Total Assets	$51,151	48,073

Liabilities
Accounts payable	$11,920	9,731
Accounts payable—related parties	1,218	979
Short-term debt	13	13
Accrued income and other taxes	1,010	901
Employee benefit obligations	238	441
Other accruals	552	417
Total Current Liabilities	14,951	12,482
Long-term debt	6,958	6,961
Asset retirement obligations and accrued environmental costs	703	740
Deferred income taxes	5,507	5,444
Employee benefit obligations	1,339	1,325
Other liabilities and deferred credits	315	315
Total Liabilities	29,773	27,267

Equity
Common stock (2,500,000,000 shares authorized at $.01 par value) Issued (2013—633,238,946 shares; 2012—631,149,613 shares)
Par value	6	6
Capital in excess of par	18,775	18,726
Treasury stock (at cost: 2013—14,006,503 shares; 2012—7,603,896 shares)	(738)	(356)
Retained earnings	3,923	2,713
Accumulated other comprehensive loss	(622)	(314)
Total Stockholders’ Equity	21,344	20,775
Noncontrolling interests	34	31
Total Equity	21,378	20,806
Total Liabilities and Equity	$51,151	48,073
See Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows	Phillips 66

	Millions of Dollars
	Three Months Ended March 31
	2013	2012
Cash Flows From Operating Activities
Net income	$1,410	638
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	245	216
Impairments	24	43
Accretion on discounted liabilities	6	5
Deferred taxes	81	169
Undistributed equity earnings	77	(349)
Net gain on dispositions	(1)	(2)
Other	(34)	(178)
Working capital adjustments
Decrease (increase) in accounts and notes receivable	285	(1,291)
Decrease (increase) in inventories	(2,442)	(1,518)
Decrease (increase) in prepaid expenses and other current assets	(71)	(183)
Increase (decrease) in accounts payable	2,466	1,996
Increase (decrease) in taxes and other accruals	167	93
Net Cash Provided by (Used in) Operating Activities	2,213	(361)

Cash Flows From Investing Activities
Capital expenditures and investments	(387)	(218)
Proceeds from asset dispositions	9	6
Collection of advances/loans—related parties	55	—
Net Cash Used in Investing Activities	(323)	(212)

Cash Flows From Financing Activities
Contributions from ConocoPhillips	—	891
Issuance of debt	—	5,794
Repayment of debt	(3)	(7)
Change in restricted cash	—	(6,050)
Issuance of common stock	(6)	—
Repurchase of common stock	(382)	—
Dividends paid on common stock	(194)	—
Other	—	(55)
Net Cash Provided by (Used in) Financing Activities	(585)	573

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(26)	—

Net Change in Cash and Cash Equivalents	1,279	—
Cash and cash equivalents at beginning of period	3,474	—
Cash and Cash Equivalents at End of Period	$4,753	—
See Notes to Consolidated Financial Statements.

Consolidated Statement of Changes in Equity	Phillips 66

	Millions of Dollars
	Attributable to Phillips 66
	Common Stock
	Par Value	Capital in Excess of Par	Treasury Stock	Retained Earnings	Net Parent Company Investment	Accum. Other Comprehensive Income (Loss)	Noncontrolling Interests	Total

December 31, 2011	$—	—	—	—	23,142	122	29	23,293
Net income	—	—	—	—	636	—	2	638
Net transfers from ConocoPhillips	—	—	—	—	974	—	—	974
Other comprehensive income	—	—	—	—	—	38	—	38
March 31, 2012	$—	—	—	—	24,752	160	31	24,943

December 31, 2012	$6	18,726	(356)	2,713	—	(314)	31	20,806
Net income	—	—	—	1,407	—	—	3	1,410
Other comprehensive loss	—	—	—	—	—	(308)	—	(308)
Cash dividends paid on common stock	—	—	—	(194)	—	—	—	(194)
Repurchase of common stock	—	—	(382)	—	—	—	—	(382)
Benefit plan activity	—	52	—	(3)	—	—	—	49
Distributions to noncontrolling interests and other	—	(3)	—	—	—	—	—	(3)
March 31, 2013	$6	18,775	(738)	3,923	—	(622)	34	21,378

	Shares in Thousands
	Common Stock Issued	Treasury Stock
December 31, 2012	631,150	7,604
Repurchase of common stock	—	6,403
Shares issued—stock-based compensation	2,089	—
March 31, 2013	633,239	14,007
See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements	Phillips 66

Note 1—Separation and Basis of Presentation

The Separation
On April 4, 2012, the ConocoPhillips Board of Directors approved the separation of its downstream businesses (as defined below) into an independent, publicly traded company named Phillips 66. In accordance with the Separation and Distribution Agreement, the two companies were separated by ConocoPhillips distributing to its stockholders all 625,272,302 shares of common stock of Phillips 66 after the market closed on April 30, 2012 (the Separation). Each ConocoPhillips stockholder received one share of Phillips 66 stock for every two shares of ConocoPhillips stock. Following the Separation, ConocoPhillips retained no ownership interest in Phillips 66, and each company has had separate public ownership, boards of directors and management.

Basis of Presentation
Prior to the Separation, our results of operations, financial position and cash flows consisted of ConocoPhillips' refining, marketing and transportation operations; its natural gas gathering, processing, transmission and marketing operations, primarily conducted through its equity investment in DCP Midstream, LLC (DCP Midstream); its petrochemical operations, conducted through its equity investment in Chevron Phillips Chemical Company LLC (CPChem); its power generation operations; and an allocable portion of its corporate costs (together, the “downstream businesses”). These financial statements have been presented as if the downstream businesses had been combined for the 2012 period presented. All intercompany transactions and accounts within the downstream businesses were eliminated. The statement of income for the period prior to the Separation includes expense allocations for certain corporate functions historically performed by ConocoPhillips and not allocated to its operating segments, including allocations of general corporate expenses related to executive oversight, accounting, treasury, tax, legal, procurement and information technology. These allocations were based primarily on specific identification of time and/or activities associated with the downstream businesses, employee headcount or capital expenditures, and our management believes the assumptions underlying the allocations were reasonable. The combined financial statements may not necessarily reflect all of the actual expenses that would have been incurred had we been a stand-alone company during the period presented prior to the Separation. All financial information presented after the Separation represents the consolidated results of operations, financial position and cash flows of Phillips 66. Accordingly:

•
Our consolidated statements of income, comprehensive income and cash flows for the three months ended March 31, 2013, consist entirely of the consolidated results of Phillips 66. Our consolidated statements of income, comprehensive income and cash flows for the three months ended March 31, 2012, consist entirely of the combined results of the downstream businesses.

•	Our consolidated balance sheet at March 31, 2013, and December 31, 2012, consists of the consolidated balances of Phillips 66.

Effective January 1, 2013, we changed the organizational structure of the internal financial information reviewed by our chief executive officer, and determined this resulted in a change in the composition of our operating segments. The primary effects of this reporting reorganization were:

•	We disaggregated the former Refining and Marketing (R&M) segment into two separate operating segments titled "Refining" and "Marketing and Specialties."

•	We moved our transportation and power businesses from the former R&M segment to the Midstream and Marketing and Specialties (M&S) segments, respectively.

The new segment alignment is presented for the first quarter of 2013, with the prior period recast for comparability.

Note 2—Interim Financial Information

The interim-period financial information presented in the financial statements included in this report is unaudited and includes all known accruals and adjustments necessary, in the opinion of management, for a fair presentation of the consolidated financial position of Phillips 66 and its results of operations and cash flows for the periods presented. Unless otherwise specified, all such adjustments are of a normal and recurring nature. Certain notes and other information have been condensed or omitted from the interim financial statements included in this report. Therefore, these interim financial statements should be read in conjunction with the consolidated financial statements and notes included in our 2012 Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2013, are not necessarily indicative of the results to be expected for the full year.

Note 3—Variable Interest Entities (VIEs)

We hold significant variable interests in VIEs that have not been consolidated because we are not considered the primary beneficiary. Information on these VIEs follows:

Merey Sweeny, L.P. (MSLP) is a limited partnership that owns a delayed coker and related facilities at the Sweeny Refinery. As discussed more fully in Note 6—Investments, Loans and Long-Term Receivables, in August 2009 a call right was exercised to acquire the 50 percent ownership interest in MSLP of the co-venturer, Petróleos de Venezuela S.A. (PDVSA). That exercise has been challenged, and the dispute is being arbitrated. Because the exercise has been challenged by PDVSA, we continue to use the equity method of accounting for MSLP, and the VIE analysis below is based on the ownership and governance structure in place prior to the exercise of the call right. MSLP is a VIE because, in securing lender consents in connection with the Separation, we provided a 100 percent debt guarantee to the lender of the 8.85% senior notes issued by MSLP. PDVSA did not participate in the debt guarantee. In our VIE assessment, this disproportionate debt guarantee, plus other liquidity support provided jointly by us and PDVSA independently of equity ownership, results in MSLP not being exposed to all potential losses. We have determined we are not the primary beneficiary while our call exercise is in dispute because under the partnership agreement the co-venturers jointly direct the activities of MSLP that most significantly impact economic performance. At March 31, 2013, our maximum exposure represented the outstanding principal debt balance of $233 million. Our book value in MSLP at March 31, 2013, was $59 million.

We have a 50 percent ownership interest with a 50 percent governance interest in Excel Paralubes (Excel). Excel is a VIE because, in securing lender consents in connection with the Separation, ConocoPhillips provided a 50 percent debt guarantee to the lender of the 7.43% senior secured bonds issued by Excel. We provided a full indemnity to ConocoPhillips for this debt guarantee. Our co-venturer did not participate in the debt guarantee. In our assessment of the VIE, this debt guarantee, plus other liquidity support up to $60 million provided jointly by us and our co-venturer independently of equity ownership, results in Excel not being exposed to all potential losses. We have determined we are not the primary beneficiary because we and our co-venturer jointly direct the activities of Excel that most significantly impact economic performance. We continue to use equity method accounting for this investment. At March 31, 2013, our maximum exposure represented 50 percent of the outstanding principal debt balance of $164 million, or $82 million, plus half of the $60 million liquidity support, or $30 million. Our book value in Excel at March 31, 2013, was $110 million.

Note 4—Inventories

Inventories consisted of the following:

	Millions of Dollars
	March 31 2013	December 31 2012

Crude oil and petroleum products	$5,517	3,138
Materials and supplies	294	292
	$5,811	3,430

Inventories valued on the last-in, first-out (LIFO) basis totaled $5,387 million and $2,987 million at March 31, 2013, and December 31, 2012, respectively. The estimated excess of current replacement cost over LIFO cost of inventories amounted to approximately $8,100 million and $7,700 million at March 31, 2013, and December 31, 2012, respectively.

Note 5—Assets Held for Sale or Sold

In the first quarter of 2013, we entered into an agreement to sell our E-Gas™ Technology business. The business is included in our M&S segment and at March 31, 2013, had a net carrying value of approximately $13 million, including a goodwill allocation.

In March 2013, corporate property with a carrying amount of $50 million was classified as held for sale and included in the "Prepaid expenses and other current assets" line of our consolidated balance sheet.

Note 6—Investments, Loans and Long-Term Receivables

Equity Investments
Summarized 100 percent financial information for WRB Refining LP (WRB) and CPChem were as follows:

	Millions of Dollars
	Three Months Ended March 31
	2013	2012

Revenues	$8,137	8,535
Income before income taxes	1,768	1,099
Net income	1,750	1,082

Loans and Long-Term Receivables
In 2012, we entered into a market-based shareholder financing agreement for up to $100 million with the Malaysian Refining Company Sdn. Bhd. (MRC). At December 31, 2012, MRC had drawn the total $100 million facility. In the first quarter of 2013, MRC remitted $55 million and at March 31, 2013, the balance on the facility was $45 million. On April 19, 2013, MRC repaid the outstanding loan balance. The advance was recorded as a short-term related party advance with interest income recorded in equity earnings to offset the corresponding interest expense by MRC.

Other
MSLP owns a delayed coker and related facilities at the Sweeny Refinery. MSLP processes long residue, which is produced from heavy sour crude oil, for a processing fee. Fuel-grade petroleum coke is produced as a by-product and becomes the property of MSLP. Prior to August 28, 2009, MSLP was owned 50/50 by ConocoPhillips and PDVSA. Under the agreements that govern the relationships between the partners, certain defaults by PDVSA with respect to supply of crude oil to the Sweeny Refinery triggered the right to acquire PDVSA’s 50 percent ownership interest in MSLP, which was exercised on August 28, 2009. PDVSA has initiated arbitration with the International Chamber of Commerce challenging the exercise of the call right and claiming it was invalid. The arbitral tribunal held hearings on the merits of the dispute in December 2012, and post-hearing briefs were exchanged in March 2013. We expect a final ruling in the third quarter of 2013. We continue to use the equity method of accounting for our investment in MSLP.

Note 7—Properties, Plants and Equipment

Our investment in properties, plants and equipment (PP&E), with the associated accumulated depreciation and amortization (Accum. D&A), was:

	Millions of Dollars
	March 31, 2013			December 31, 2012
	Gross PP&E	Accum. D&A	Net PP&E	Gross PP&E	Accum. D&A	Net PP&E

Midstream	$2,533	1,045	1,488	2,460	1,016	1,444
Chemicals	—	—	—	—	—	—
Refining	18,216	6,219	11,997	17,989	5,913	12,076
Marketing and Specialties	2,274	922	1,352	2,500	1,078	1,422
Corporate and Other	762	342	420	880	415	465
	$23,785	8,528	15,257	23,829	8,422	15,407

Note 8—Goodwill

Effective January 1, 2013, we realigned our operating segments and determined that goodwill (which, prior to the realignment, had been assigned 100 percent to our former R&M segment) should now be assigned to three of the realigned operating segments—Midstream, Refining and M&S. We further determined that, for the Midstream segment, Transportation constituted a reporting unit. For Refining and M&S segments, we determined the goodwill reporting unit was at the operating segment level, due to the economic similarities of the components of those segments.

Goodwill was reassigned to the realigned reporting units using a relative fair value approach. Goodwill impairment testing was completed and no impairment recognition was required.

The carrying amount of goodwill reflecting the segment realignment was as follows:

	Millions of Dollars
	March 31 2013	December 31 2012

Midstream	$518	518
Refining	1,934	1,934
Marketing and Specialties	892	892
	$3,344	3,344

Note 9—Impairments

The three-month periods ended March 31, 2013 and 2012, included the following before-tax impairment charges:

	Millions of Dollars
	Three Months Ended March 31
	2013	2012

Midstream	$—	1
Refining	—	42
Marketing and Specialties	15	—
Corporate and Other	9	—
	$24	43

During the first quarter of 2013, we recorded a $15 million held-for-use impairment in our M&S segment, primarily related to PP&E associated with our planned exit from the composite graphite business.

During the first quarter of 2012, we recorded a $42 million held-for-sale impairment in our Refining segment related to equipment formerly associated with the canceled Wilhelmshaven Refinery upgrade project.

Note 10—Earnings Per Share

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

	Three Months Ended March 31
	2013	2012
Basic EPS Calculation
Allocation of earnings:
Net income attributable to Phillips 66 (millions)	$1,407	636
Income allocated to participating securities (millions)	(1)	—
Income available to common stockholders (millions)	$1,406	636

Weighted-average common shares outstanding—basic (thousands)	625,030	627,628

Earnings per share—basic	$2.25	1.01

Diluted EPS Calculation
Allocation of earnings:
Net income attributable to Phillips 66 (millions)	$1,407	636
Income allocated to participating securities (millions)	—	—
Income available to common stockholders (millions)	$1,407	636

Weighted-average common shares outstanding—basic (thousands)	625,030	627,628
Dilutive effect of stock-based compensation (thousands)	6,258	7,017
Weighted-average common shares outstanding—diluted (thousands)	631,288	634,645

Earnings per share—diluted	$2.23	1.00

Note 11—Debt

At both March 31, 2013, and December 31, 2012, we had no direct outstanding borrowings under our $4.0 billion revolving credit agreement or our $1.2 billion trade receivables securitization facility. However, as of both March 31, 2013, and December 31, 2012, $51 million in letters of credit had been issued that were supported by the revolving credit agreement, and $166 million in letters of credit had been issued that were collateralized by trade receivables held by a subsidiary under our trade receivables securitization facility. Accordingly, as of March 31, 2013, we had an aggregate $5.0 billion of total capacity available under these facilities.

Note 12—Guarantees

At March 31, 2013, we were liable for certain contingent obligations under various contractual arrangements as described below. We recognize a liability, at inception, for the fair value of our obligation as a guarantor for newly issued or modified guarantees. Unless the carrying amount of the liability is noted below, we have not recognized a liability either because the guarantees were issued prior to December 31, 2002, or because the fair value of the obligation is immaterial. In addition, unless otherwise stated, we are not currently performing with any significance under the guarantee and expect future performance to be either immaterial or have only a remote chance of occurrence.

Guarantees of Joint Venture Debt
In April 2012, in connection with the Separation, we issued a guarantee for 100 percent of the 8.85% senior notes issued by MSLP in July 1999. At March 31, 2013, the maximum potential amount of future payments to third parties under the guarantee is estimated to be $233 million, which could become payable if MSLP fails to meet its obligations under the senior note agreement.

At March 31, 2013, we had other guarantees outstanding for our portion of certain joint venture debt obligations, which have terms of up to 12 years. The maximum potential amount of future payments under the guarantees is approximately $108 million. Payment would be required if a joint venture defaults on its debt obligations.

Other Guarantees
We have residual value guarantees associated with leases with maximum future potential payments totaling approximately $275 million. We have other guarantees with maximum future potential payment amounts totaling $379 million, which consist primarily of guarantees to fund the short-term cash liquidity deficits of certain joint ventures, third parties related to prior asset dispositions, and guarantees of the lease payment obligations of a joint venture. These guarantees generally extend up to 11 years or life of the venture.

Indemnifications
Over the years, we have entered into various agreements to sell ownership interests in certain corporations, joint ventures and assets that gave rise to qualifying indemnifications. Agreements associated with these sales include indemnifications for taxes, litigation, environmental liabilities, permits and licenses, and employee claims, and real estate indemnity against tenant defaults. The terms of these indemnifications vary greatly. The majority of these indemnifications are related to environmental issues, the term is generally indefinite, and the maximum amount of future payments is generally unlimited. The carrying amount recorded for indemnifications at March 31, 2013, was $328 million. We amortize the indemnification liability over the relevant time period, if one exists, based on the facts and circumstances surrounding each type of indemnity. In cases where the indemnification term is indefinite, we will reverse the liability when we have information the liability is essentially relieved or amortize the liability over an appropriate time period as the fair value of our indemnification exposure declines. Although it is reasonably possible future payments may exceed amounts recorded, due to the nature of the indemnifications, it is not possible to make a reasonable estimate of the maximum potential amount of future payments. Included in the recorded carrying amount were $129 million of environmental accruals for known contamination that are included in asset retirement obligations and accrued environmental costs at March 31, 2013. For additional information about environmental liabilities, see Note 13—Contingencies and Commitments.

Indemnification and Release Agreement
In conjunction with, and effective as of, the Separation, we entered into the Indemnification and Release Agreement with ConocoPhillips. This agreement governs the treatment between ConocoPhillips and us of aspects relating to indemnification, insurance, litigation responsibility and management, and litigation document sharing and cooperation arising in connection with the Separation. Generally, the agreement provides for cross-indemnities principally designed to place financial responsibility for the obligations and liabilities of our business with us and financial responsibility for the obligations and liabilities of ConocoPhillips’ business with ConocoPhillips. The agreement also establishes procedures for handling claims subject to indemnification and related matters.

Note 13—Contingencies and Commitments

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

We are currently participating in environmental assessments and cleanups at numerous federal Superfund and comparable state sites. After an assessment of environmental exposures for cleanup and other costs, we make accruals on an undiscounted basis (except those acquired in a purchase business combination, which we record on a discounted basis) for planned investigation and remediation activities for sites where it is probable future costs will be incurred and these costs can be reasonably estimated. At March 31, 2013, our consolidated balance sheet included a total environmental accrual of $515 million, compared with $530 million at December 31, 2012. We expect to incur a substantial amount of these expenditures within the next 30 years. We have not reduced these accruals for possible insurance recoveries. In the future, we may be involved in additional environmental assessments, cleanups and proceedings.

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

At March 31, 2013, we had performance obligations secured by letters of credit of $1,683 million (of which $166 million were issued under the trade receivables securitization facility, $51 million were issued under the provisions of our revolving credit facility, and the remainder were issued as direct bank letters of credit) related to various purchase and other commitments incident to the ordinary conduct of business.

Note 14—Derivatives and Financial Instruments

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

Our derivative instruments are held at fair value on our consolidated balance sheet. For further information on the fair value of derivatives, see Note 15—Fair Value Measurements.

Commodity Derivative Contracts—We operate in the worldwide crude oil, refined products, natural gas liquids (NGL), natural gas and electric power markets and are exposed to fluctuations in the prices for these commodities. These fluctuations can affect our revenues, as well as the cost of operating, investing and financing activities. Generally, our policy is to remain exposed to the market prices of commodities; however, we use futures, forwards, swaps and options in various markets to balance physical systems, meet customer needs, manage price exposures on specific transactions, and do a limited, immaterial amount of trading not directly related to our physical business. We also use the market knowledge gained from these activities to capture market opportunities such as moving physical commodities to more profitable locations, storing commodities to capture seasonal or time premiums, and blending commodities to capture quality upgrades. Derivatives may be used to optimize these activities, which may move our risk profile away from market average prices.

The following table indicates the balance sheet line items that include the fair values of commodity derivative assets and liabilities presented net (i.e., commodity derivative assets and liabilities with the same counterparty are netted where the right of setoff exists); however, the balances in the following table are presented gross. For information on the impact of counterparty netting and collateral netting, see Note 15—Fair Value Measurements.

	Millions of Dollars
	March 31 2013	December 31 2012
Assets
Prepaid expenses and other current assets	$814	767
Other assets	9	3
Liabilities
Other accruals	825	766
Other liabilities and deferred credits	12	3
Hedge accounting has not been used for any items in the table.

The gains (losses) from commodity derivatives incurred, and the line items where they appear on our consolidated statement of income, were:

	Millions of Dollars
	Three Months Ended March 31
	2013	2012

Sales and other operating revenues	$(6)	(166)
Equity in earnings of affiliates	2	—
Other income	3	7
Purchased crude oil and products	89	21
Hedge accounting has not been used for any item in the table.

The table below summarizes our material net exposures resulting from outstanding commodity derivative contracts. These financial and physical derivative contracts are primarily used to manage price exposure on our underlying operations. The underlying exposures may be from non-derivative positions such as inventory volumes. Financial derivative contracts may also offset physical derivative contracts, such as forward sales contracts. As of March 31, 2013, and December 31, 2012, the percentage of our derivative contract volume expiring within the next 12 months was 99 percent for both periods.

	Open Position Long/(Short)
	March 31 2013	December 31 2012
Commodity
Crude oil, refined products and NGL (millions of barrels)	(21)	(8)

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

The aggregate fair values of all derivative instruments with such credit-risk-related contingent features that were in a liability position were not material at March 31, 2013, or December 31, 2012.

Note 15—Fair Value Measurements

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

We carry certain assets and liabilities at fair value, which we measure at the reporting date using an exit price (i.e., the price that would be received to sell an asset or paid to transfer a liability), and disclose the quality of these fair values based on the valuation inputs used in these measurements under the following hierarchy:

•	Level 1: Fair value measured with unadjusted quoted prices from an active market for identical assets or liabilities.

•	Level 2: Fair value measured with: 1) adjusted quoted prices from an active market for similar assets; or 2) other valuation inputs that are directly or indirectly observable.

•	Level 3: Fair value measured with unobservable inputs that are significant to the measurement.

We classify the fair value of an asset or liability based on the lowest level of input significant to its measurement; however, the fair value of an asset or liability initially reported as Level 3 will be subsequently reported as Level 2 if the unobservable inputs become inconsequential to its measurement or corroborating market data becomes available. Conversely, an asset or liability initially reported as Level 2 will be subsequently reported as Level 3 if corroborating market data becomes unavailable. We made no material transfers in or out of Level 1 during the three-month period ending March 31, 2013.

Recurring Fair Value Measurements
Financial assets and liabilities recorded at fair value on a recurring basis consist primarily of investments to support nonqualified deferred compensation plans and derivative instruments. The deferred compensation investments are measured at fair value using unadjusted prices available from national securities exchanges; therefore, these assets are categorized as Level 1 in the fair value hierarchy. We value our exchange-traded commodity derivatives using closing prices provided by the exchange as of the balance sheet date, and these are classified as Level 1 in the fair value hierarchy. Where exchange-provided prices are adjusted, non-exchange quotes are used, or when the instrument lacks sufficient liquidity, we generally classify those exchange-cleared contracts as Level 2. OTC financial swaps and physical commodity forward purchase and sales contracts are generally valued using quotations provided by brokers and price index developers such as Platts and Oil Price Information Service. These quotes are corroborated with market data and are classified as Level 2. In certain less liquid markets or for longer-term contracts, forward prices are not as readily available. In these circumstances, OTC swaps and physical commodity purchase and sales contracts are valued using internally developed methodologies that consider historical relationships among various commodities that result in management’s best estimate of fair value. These contracts are classified as Level 3. Financial OTC and physical commodity options are valued using industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and contractual prices for the underlying instruments, as well as other relevant economic measures. The degree to which these inputs are observable in the forward markets determines whether the options are classified as Level 2 or 3. We use a mid-market pricing convention (the mid-point between bid and ask prices). When appropriate, valuations are adjusted to reflect credit considerations, generally based on available market evidence.

The following tables display the fair value hierarchy for our material financial assets and liabilities either accounted for or disclosed at fair value on a recurring basis. These values are determined by treating each contract as the fundamental unit of account; therefore, derivative assets and liabilities with the same counterparty are shown gross (i.e., without the effect of netting where the legal right of setoff exists) in the hierarchy sections of these tables. These tables also show that our Level 3 activity is not material.

We have master netting arrangements for all of our exchange-cleared derivative instruments, the majority of our OTC derivative instruments, and certain physical commodity forward contracts (primarily pipeline crude oil deliveries). The following tables show these contracts on a net basis in the column “Effect of Counterparty Netting.” We have no contracts that are subject to master netting arrangements that are reflected gross on the balance sheet.

The carrying values and fair values by hierarchy of our material financial instruments, either carried or disclosed at fair value, and derivative assets and liabilities, including any effects of master netting agreements or collateral, were:

	Millions of Dollars
	March 31, 2013
	Fair Value Hierarchy			Total Fair Value of Gross Assets & Liabilities	Effect of Counterparty Netting	Effect of Collateral Netting	Difference in Carrying Value and Fair Value	Net Carrying Value Presented on the Balance Sheet	Cash Collateral Received or Paid, Not Offset on Balance Sheet
	Level 1	Level 2	Level 3
Commodity Derivative Assets
Exchange-cleared instruments	$513	217	—	730	(723)	(3)	—	4	(3)
OTC instruments	—	22	—	22	(14)	—	—	8	—
Physical forward contracts*	—	69	2	71	—	—	—	71	—
Rabbi trust assets	58	—	—	58	N/A	N/A	—	58	N/A
	$571	308	2	881	(737)	(3)	—	141

Commodity Derivative Liabilities
Exchange-cleared instruments	$530	255	—	785	(723)	(62)	—	—	—
OTC instruments	—	25	—	25	(14)	—	—	11	—
Physical forward contracts*	—	25	2	27	—	—	—	27	—
Floating-rate debt	1,050	—	—	1,050	N/A	N/A	—	1,050	N/A
Fixed-rate debt, excluding capital leases**	—	6,611	—	6,611	N/A	N/A	(696)	5,915	N/A
	$1,580	6,916	2	8,498	(737)	(62)	(696)	7,003
*Physical forward contracts may have a larger value on the balance sheet than disclosed in the fair value hierarchy when the remaining contract term at the reporting date is greater than 12 months and the short-term portion is an asset while the long-term portion is a liability, or vice versa.
**We carry fixed-rate debt on the balance sheet at amortized cost.

	Millions of Dollars
	December 31, 2012
	Fair Value Hierarchy			Total Fair Value of Gross Assets & Liabilities	Effect of Counterparty Netting	Effect of Collateral Netting	Difference in Carrying Value and Fair Value	Net Carrying Value Presented on the Balance Sheet	Cash Collateral Received or Paid, Not Offset on Balance Sheet
	Level 1	Level 2	Level 3
Commodity Derivative Assets
Exchange-cleared instruments	$380	309	—	689	(672)	(8)	—	9	—
OTC instruments	—	15	—	15	(7)	—	—	8	—
Physical forward contracts*	—	61	2	63	4	—	—	67	—
Rabbi trust assets	50	—	—	50	N/A	N/A	—	50	N/A
	$430	385	2	817	(675)	(8)	—	134

Commodity Derivative Liabilities
Exchange-cleared instruments	$392	329	—	721	(672)	(42)	—	7	(7)
OTC instruments	—	13	—	13	(7)	—	—	6	—
Physical forward contracts*	—	31	1	32	4	—	—	36	—
Floating-rate debt	1,050	—	—	1,050	N/A	N/A	—	1,050	N/A
Fixed-rate debt, excluding capital leases**	—	6,508	—	6,508	N/A	N/A	(590)	5,918	N/A
	$1,442	6,881	1	8,324	(675)	(42)	(590)	7,017
*Physical forward contracts may have a larger value on the balance sheet than disclosed in the fair value hierarchy when the remaining contract term at the reporting date is greater than 12 months and the short-term portion is an asset while the long-term portion is a liability, or vice versa.
**We carry fixed-rate debt on the balance sheet at amortized cost.

Nonrecurring Fair Value Remeasurements
The following table shows the values of assets, by major category, measured at fair value on a nonrecurring basis in periods subsequent to their initial recognition during the three-month periods ended March 31, 2013 and 2012:

	Millions of Dollars
		Fair Value Measurements Using
	Fair Value*	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Before- Tax Loss
March 31, 2013
Net properties, plants and equipment (held for use)	$22	22	—	—	27

March 31, 2012
Net properties, plants and equipment (held for sale)	$32	32	—	—	42
*Represents the fair value at the time of the impairment.

During the first quarter of 2013, net PP&E held for use related to our composite graphite business in our M&S segment, with a carrying amount of $18 million, was written down to its fair value, resulting in a before-tax loss of $18 million. Fair value was based on an internal assessment of expected discounted future cash flows. During this same period, Corporate net PP&E with a carrying amount of $31 million was written down to its fair value of $22 million, resulting in a before-tax loss of $9 million. The fair value was primarily determined by a third-party valuation.

During the first quarter of 2012, net PP&E held for sale related to equipment formerly associated with a canceled refinery upgrade project, with a carrying amount of $74 million, was written down to its fair value of $32 million, resulting in a before-tax loss of $42 million. The fair value was primarily determined by a negotiated selling price with a third party.

Note 16—Employee Benefit Plans

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

The allocated benefit cost from Shared Plans, as well as the components of net periodic benefit cost associated with plans sponsored by us for the three months ended March 31, 2013 and 2012, is shown in the table below:

	Millions of Dollars
	Pension Benefits				Other Benefits
	2013		2012		2013	2012
	U.S.	Int’l.	U.S.	Int’l.
Components of Net Periodic Benefit Cost
Three Months Ended March 31
Service cost	$31	9	—	1	2	—
Interest cost	23	8	—	3	2	—
Expected return on plan assets	(30)	(7)	—	(2)	—	—
Recognized net actuarial loss	21	5	—	2	—	—
Subtotal net periodic benefit cost	45	15	—	4	4	—
Allocated benefit cost from ConocoPhillips	—	—	53	10	—	5
Total net periodic benefit cost	$45	15	53	14	4	5

During the first three months of 2013, we contributed $11 million to our U.S. plans and $12 million to our international plans.

Note 17—Accumulated Other Comprehensive Income (Loss)

The following table depicts changes in accumulated other comprehensive income (loss) by component, as well as detail on reclassifications out of accumulated other comprehensive income (loss).

	Millions of Dollars
	Defined Benefit Plans	Foreign Currency Translation	Hedging	Accumulated Other Comprehensive Income (Loss)

December 31, 2012	$(778)	466	(2)	(314)
Other comprehensive loss before reclassifications	(8)	(318)	—	(326)
Amounts reclassified from accumulated other comprehensive income (loss)*
Amortization of defined benefit plan items**
Actuarial losses	18	—	—	18
Net current period other comprehensive income (loss)	10	(318)	—	(308)
March 31, 2013	$(768)	148	(2)	(622)
*There were no significant reclassifications related to foreign currency translation or hedging.
**These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit cost (see Note 16—Employee Benefit Plans, for additional information).

Note 18—Cash Flow Information

	Millions of Dollars
	Three Months Ended
	March 31
	2013	2012
Cash Payments
Interest	$15	3
Income taxes*	83	30
*Excludes our share of cash tax payments made directly by ConocoPhillips prior to the Separation.

Note 19—Related Party Transactions

Significant transactions with related parties were:

	Millions of Dollars
	Three Months Ended March 31
	2013	2012

Operating revenues and other income (a)	$1,749	2,137
Purchases (b)	4,288	9,030
Operating expenses and selling, general and administrative expenses (c)	24	99
Interest expense (d)	2	2

(a)
We sold crude oil to MRC. NGL and other petrochemical feedstocks, along with solvents, were sold to CPChem, and gas oil and hydrogen feedstocks were sold to Excel. Feedstocks and intermediate products were sold to WRB. In addition, we charged several of our affiliates, including CPChem and MSLP, for the use of common facilities, such as steam generators, waste and water treaters, and warehouse facilities.

(b)
We purchased refined products from WRB. We purchased natural gas and NGL from DCP Midstream and CPChem for use in our refinery processes and other feedstocks from various affiliates. We purchased refined products from MRC. We also paid fees to various pipeline equity companies for transporting finished refined products. In addition, we paid a price upgrade to MSLP for heavy crude processing. We purchased base oils and fuel products from Excel for use in our refining and specialty businesses.

(c)	We paid utility and processing fees to various affiliates.

(d)	We incurred interest expense on a note payable to MSLP. See Note 6—Investments, Loans and Long-Term Receivables, for additional information on loans to affiliated companies.

Also included in the table above are transactions with ConocoPhillips during first-quarter 2012, prior to the Separation. These transactions include crude oil purchased from ConocoPhillips as feedstock for our refineries and power sold to ConocoPhillips from our power generation facilities. Sales to and purchases from ConocoPhillips, while it was a related party, were $296 million and $4,216 million, respectively, for the three months ended March 31, 2012.

For the period prior to the Separation, the consolidated statement of income includes expense allocations for certain corporate functions historically performed by ConocoPhillips and not allocated to its operating segments, including allocations of general corporate expenses related to executive oversight, accounting, treasury, tax, legal, procurement and information technology. Net charges from ConocoPhillips for these services, reflected in selling, general and administrative expenses, were $61 million in first-quarter 2012.

Note 20—Segment Disclosures and Related Information

Effective January 1, 2013, we changed the organizational structure of the internal financial information reviewed by our chief executive officer, and determined this resulted in a change in the composition of our operating segments. The primary effects of this reporting reorganization were:

•	We disaggregated the former R&M segment into two separate operating segments titled "Refining" and "Marketing and Specialties."

•	We moved our transportation and power businesses from the former R&M segment to the Midstream and Marketing and Specialties segments, respectively.

This realignment resulted in the following operating segments:

1)
Midstream—Gathers, processes, transports and markets natural gas; and transports, fractionates and markets NGL in the United States. In addition, this segment transports crude oil and other feedstocks to our refineries and other locations, and delivers refined and specialty products to market. The Midstream segment includes, among other businesses, our 50 percent equity investment in DCP Midstream.

2)	Chemicals—Manufactures and markets petrochemicals and plastics on a worldwide basis. The Chemicals segment consists of our 50 percent equity investment in CPChem.

3)	Refining—Buys, sells and refines crude oil and other feedstocks at 15 refineries, mainly in the United States, Europe and Asia.

4)
Marketing and Specialties—Purchases for resale and markets refined products, mainly in the United States and Europe. In addition, this segment includes the manufacturing and marketing of specialty products (such as lubricants and flow improvers), as well as power generation operations.

Corporate and Other includes general corporate overhead, interest expense, our investments in new technologies and various other corporate activities. Corporate assets include all cash and cash equivalents.

We evaluate performance and allocate resources based on net income attributable to Phillips 66. Intersegment sales are at prices that approximate market.

The new segment alignment is presented for the first quarter of 2013, with the prior period recast for comparability.

Analysis of Results by Operating Segment

	Millions of Dollars
	Three Months Ended March 31
	2013	2012
Sales and Other Operating Revenues
Midstream
Total sales	$1,583	2,081
Intersegment eliminations	(232)	(271)
Total Midstream	1,351	1,810
Chemicals	2	3
Refining
Total sales	29,807	33,732
Intersegment eliminations	(17,857)	(18,057)
Total Refining	11,950	15,675
Marketing and Specialties
Total sales	28,223	28,614
Intersegment eliminations	(269)	(319)
Total Marketing and Specialties	27,954	28,295
Corporate and Other	6	—
Consolidated sales and other operating revenues	$41,263	45,783

Net Income (Loss) Attributable to Phillips 66
Midstream	$110	108
Chemicals	282	217
Refining	922	393
Marketing and Specialties	188	(12)
Corporate and Other	(95)	(70)
Consolidated net income attributable to Phillips 66	$1,407	636

	Millions of Dollars
	March 31 2013	December 31 2012
Total Assets
Midstream	$4,719	4,641
Chemicals	3,915	3,816
Refining	28,270	26,834
Marketing and Specialties	8,801	8,012
Corporate and Other	5,446	4,770
Consolidated total assets	$51,151	48,073

Note 21—Income Taxes

Our effective tax rate for the first three months of 2013 was 32 percent, compared with 40 percent for the corresponding period of 2012. The decrease in the effective tax rate was primarily due to the absence of U.S. tax expense on foreign dividends, the majority of which was recorded as a result of corporate restructuring to effectuate the Separation.

The effective tax rate varies from the federal statutory rate of 35 percent primarily as a result of the domestic manufacturing deduction and foreign operations partially offset by state income tax.

Note 22—Condensed Consolidating Financial Information

Our $5.8 billion of Senior Notes were issued by Phillips 66, and are guaranteed by Phillips 66 Company, a 100-percent-owned subsidiary. Phillips 66 Company has fully and unconditionally guaranteed the payment obligations of Phillips 66 with respect to these debt securities. The following condensed consolidating financial information presents the results of operations, financial position and cash flows for:

•	Phillips 66 and Phillips 66 Company (in each case, reflecting investments in subsidiaries utilizing the equity method of accounting).

•	All other nonguarantor subsidiaries.

•	The consolidating adjustments necessary to present Phillips 66's results on a consolidated basis.

This condensed consolidating financial information should be read in conjunction with the accompanying consolidated financial statements and notes.

	Millions of Dollars
	Three Months Ended March 31, 2013
Income Statement	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Revenues and Other Income
Sales and other operating revenues	$—	27,637	13,626	—	41,263
Equity in earnings of affiliates	1,452	1,120	159	(1,692)	1,039
Net gain on dispositions	—	1	—	—	1
Other income	—	15	8	—	23
Intercompany revenues	—	490	4,915	(5,405)	—
Total Revenues and Other Income	1,452	29,263	18,708	(7,097)	42,326

Costs and Expenses
Purchased crude oil and products	—	24,754	15,799	(5,289)	35,264
Operating expenses	—	786	199	(7)	978
Selling, general and administrative expenses	2	200	153	(23)	332
Depreciation and amortization	—	183	62	—	245
Impairments	—	(3)	27	—	24
Taxes other than income taxes	—	1,208	2,116	—	3,324
Accretion on discounted liabilities	—	5	1	—	6
Interest and debt expense	67	3	86	(86)	70
Foreign currency transaction gains	—	—	2	—	2
Total Costs and Expenses	69	27,136	18,445	(5,405)	40,245
Income before income taxes	1,383	2,127	263	(1,692)	2,081
Provision (benefit) for income taxes	(24)	675	20	—	671
Net income	1,407	1,452	243	(1,692)	1,410
Less: net income attributable to noncontrolling interests	—	—	3	—	3
Net Income Attributable to Phillips 66	$1,407	1,452	240	(1,692)	1,407

Comprehensive Income (Loss)	$1,100	1,145	(72)	(1,071)	1,102

	Millions of Dollars
	Three Months Ended March 31, 2012
Income Statement	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Revenues and Other Income
Sales and other operating revenues	$—	30,085	15,698	—	45,783
Equity in earnings of affiliates	636	731	163	(796)	734
Net gain on dispositions	—	2	—	—	2
Other income (loss)	—	5	(4)	—	1
Intercompany revenues	—	964	6,188	(7,152)	—
Total Revenues and Other Income	636	31,787	22,045	(7,948)	46,520

Costs and Expenses
Purchased crude oil and products	—	28,283	19,188	(7,143)	40,328
Operating expenses	—	917	184	(9)	1,092
Selling, general and administrative expenses	—	254	95	—	349
Depreciation and amortization	—	156	60	—	216
Impairments	—	1	42	—	43
Taxes other than income taxes	—	1,281	2,139	—	3,420
Accretion on discounted liabilities	—	3	2	—	5
Interest and debt expense	—	13	—	—	13
Foreign currency transaction gains	—	—	(15)	—	(15)
Total Costs and Expenses	—	30,908	21,695	(7,152)	45,451
Income before income taxes	636	879	350	(796)	1,069
Provision for income taxes	—	243	188	—	431
Net income	636	636	162	(796)	638
Less: net income attributable to noncontrolling interests	—	—	2	—	2
Net Income Attributable to Phillips 66	$636	636	160	(796)	636

Comprehensive Income	$674	674	212	(884)	676

	Millions of Dollars
	At March 31, 2013
Balance Sheet	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Assets
Cash and cash equivalents	$—	2,836	1,917	—	4,753
Accounts and notes receivable	111	2,682	8,692	(1,575)	9,910
Inventories	—	3,125	2,686	—	5,811
Prepaid expenses and other current assets	11	409	276	—	696
Total Current Assets	122	9,052	13,571	(1,575)	21,170
Investments and long-term receivables	29,926	21,444	6,450	(47,322)	10,498
Net properties, plants and equipment	—	11,655	3,602	—	15,257
Goodwill	—	3,344	—	—	3,344
Intangibles	—	707	20	—	727
Other assets	39	114	2	—	155
Total Assets	$30,087	46,316	23,645	(48,897)	51,151

Liabilities and Equity
Accounts payable	$84	7,788	6,841	(1,575)	13,138
Short-term debt	—	13	—	—	13
Accrued income and other taxes	—	357	653	—	1,010
Employee benefit obligations	—	209	29	—	238
Other accruals	100	310	142	—	552
Total Current Liabilities	184	8,677	7,665	(1,575)	14,951
Long-term debt	6,795	163	—	—	6,958
Asset retirement obligations and accrued environmental costs	—	528	175	—	703
Deferred income taxes	—	4,481	1,026	—	5,507
Employee benefit obligations	—	1,120	219	—	1,339
Other liabilities and deferred credits	1,902	1,575	6,048	(9,210)	315
Total Liabilities	8,881	16,544	15,133	(10,785)	29,773
Common stock	18,043	25,935	8,308	(34,243)	18,043
Retained earnings	3,923	4,597	327	(4,924)	3,923
Accumulated other comprehensive loss	(760)	(760)	(157)	1,055	(622)
Noncontrolling interests	—	—	34	—	34
Total Liabilities and Equity	$30,087	46,316	23,645	(48,897)	51,151

	Millions of Dollars
	At December 31, 2012
Balance Sheet	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Assets
Cash and cash equivalents	$—	2,410	1,064	—	3,474
Accounts and notes receivable	47	2,889	8,456	(989)	10,403
Inventories	—	1,938	1,492	—	3,430
Prepaid expenses and other current assets	11	403	241	—	655
Total Current Assets	58	7,640	11,253	(989)	17,962
Investments and long-term receivables	28,796	20,784	4,403	(43,512)	10,471
Net properties, plants and equipment	—	11,714	3,693	—	15,407
Goodwill	—	3,344	—	—	3,344
Intangibles	—	710	14	—	724
Other assets	78	114	9	(36)	165
Total Assets	$28,932	44,306	19,372	(44,537)	48,073

Liabilities and Equity
Accounts payable	$17	7,014	4,668	(989)	10,710
Short-term debt	—	13	—	—	13
Accrued income and other taxes	—	245	656	—	901
Employee benefit obligations	—	391	50	—	441
Other accruals	50	279	88	—	417
Total Current Liabilities	67	7,942	5,462	(989)	12,482
Long-term debt	6,795	165	1	—	6,961
Asset retirement obligations and accrued environmental costs	—	563	177	—	740
Deferred income taxes	—	4,478	1,002	(36)	5,444
Employee benefit obligations	—	1,094	231	—	1,325
Other liabilities and deferred credits	1,434	1,421	3,936	(6,476)	315
Total Liabilities	8,296	15,663	10,809	(7,501)	27,267
Common stock	18,376	25,951	8,287	(34,238)	18,376
Retained earnings	2,713	3,145	87	(3,232)	2,713
Accumulated other comprehensive income (loss)	(453)	(453)	158	434	(314)
Noncontrolling interests	—	—	31	—	31
Total Liabilities and Equity	$28,932	44,306	19,372	(44,537)	48,073

	Millions of Dollars
	Three Months Ended March 31, 2013
Statement of Cash Flows	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Cash Flows From Operating Activities
Net Cash Provided by Operating Activities	$585	612	1,016	—	2,213

Cash Flows From Investing Activities
Capital expenditures and investments	—	(186)	(221)	20	(387)
Proceeds from asset dispositions	—	—	9	—	9
Collection of advances/loans—related parties	—	—	55	—	55
Net Cash Used in Investing Activities	—	(186)	(157)	20	(323)

Cash Flows From Financing Activities
Repayment of debt	—	(3)	—	—	(3)
Issuance of common stock	(6)	—	—	—	(6)
Repurchase of common stock	(382)	—	—	—	(382)
Dividends paid on common stock	(194)	—	—	—	(194)
Other	(3)	3	20	(20)	—
Net Cash Provided by (Used in) Financing Activities	(585)	—	20	(20)	(585)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	(26)	—	(26)

Net Change in Cash and Cash Equivalents	—	426	853	—	1,279
Cash and cash equivalents at beginning of period	—	2,410	1,064	—	3,474
Cash and Cash Equivalents at End of Period	$—	2,836	1,917	—	4,753

	Millions of Dollars
	Three Months Ended March 31, 2012
Statement of Cash Flows	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Cash Flows From Operating Activities
Net Cash Provided by (Used in) Operating Activities	$21	(677)	295	—	(361)

Cash Flows From Investing Activities
Capital expenditures and investments	—	(162)	(56)	—	(218)
Proceeds from asset dispositions	—	(1)	7	—	6
Net Cash Used in Investing Activities	—	(163)	(49)	—	(212)

Cash Flows From Financing Activities
Contributions from (distributions to) ConocoPhillips	290	845	(244)	—	891
Issuance of debt	5,794	—	—	—	5,794
Repayment of debt	—	(5)	(2)	—	(7)
Change in restricted cash	(6,050)	—	—	—	(6,050)
Other	(55)	—	—	—	(55)
Net Cash Provided by (Used in) Financing Activities	(21)	840	(246)	—	573

Net Change in Cash and Cash Equivalents	—	—	—	—	—
Cash and cash equivalents at beginning of period	—	—	—	—	—
Cash and Cash Equivalents at End of Period	$—	—	—	—	—

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis is the company’s analysis of its financial performance, financial condition, and of significant trends that may affect future performance. It should be read in conjunction with the consolidated financial statements and notes. It contains forward-looking statements including, without limitation, statements relating to the company’s plans, strategies, objectives, expectations and intentions that are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “estimate,” “believe,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target” and similar expressions identify forward-looking statements. The company does not undertake to update, revise or correct any of the forward-looking information unless required to do so under the federal securities laws. Readers are cautioned that such forward-looking statements should be read in conjunction with the company’s disclosures under the heading: “CAUTIONARY STATEMENT FOR THE PURPOSES OF THE ‘SAFE HARBOR’ PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995,” beginning on page 42.

The terms “earnings” and “loss” as used in Management’s Discussion and Analysis refer to net income (loss) attributable to Phillips 66.

BUSINESS ENVIRONMENT AND EXECUTIVE OVERVIEW

Phillips 66 is an energy manufacturing and logistics company with midstream, chemicals, refining, and marketing and specialties businesses. At March 31, 2013, we had total assets of $51 billion. Our common stock trades on the New York Stock Exchange under the symbol “PSX.”

The Separation

On April 4, 2012, the ConocoPhillips Board of Directors approved the separation of its downstream businesses (as defined below) into an independent, publicly traded company named Phillips 66. In accordance with the Separation and Distribution Agreement, the two companies were separated by ConocoPhillips distributing to its stockholders all 625,272,302 shares of common stock of Phillips 66 after the market closed on April 30, 2012 (the Separation). Each ConocoPhillips stockholder received one share of Phillips 66 stock for every two shares of ConocoPhillips stock. Following the Separation, ConocoPhillips retained no ownership interest in Phillips 66, and each company has had separate public ownership, boards of directors and management.

Basis of Presentation

Prior to the Separation, our results of operations, financial position and cash flows consisted of ConocoPhillips' refining, marketing and transportation operations; its natural gas gathering, processing, transmission and marketing operations, primarily conducted through its equity investment in DCP Midstream, LLC (DCP Midstream); its petrochemical operations, conducted through its equity investment in Chevron Phillips Chemical Company LLC (CPChem); its power generation operations; and an allocable portion of its corporate costs (together, the “downstream businesses”). Our financial statements have been presented as if the downstream businesses had been combined for the 2012 period presented. All intercompany transactions and accounts within the downstream businesses were eliminated. The statement of income for the period prior to the Separation includes expense allocations for certain corporate functions historically performed by ConocoPhillips and not allocated to its operating segments, including allocations of general corporate expenses related to executive oversight, accounting, treasury, tax, legal, procurement and information technology. These allocations were based primarily on specific identification of time and/or activities associated with the downstream businesses, employee headcount or capital expenditures, and our management believes the assumptions underlying the allocations were reasonable. The combined financial statements may not necessarily reflect all of the actual expenses that would have been incurred had we been a stand-alone company during the period presented prior to the Separation.

Effective January 1, 2013, we changed the organizational structure of the internal financial information reviewed by our chief executive officer, and determined this resulted in a change in the composition of our operating segments. The primary effects of this reporting reorganization were:

•	We disaggregated the former Refining and Marketing (R&M) segment into two separate operating segments titled "Refining" and "Marketing and Specialties."

•	We moved our transportation and power generation businesses from the former R&M segment to the Midstream and Marketing and Specialties (M&S) segments, respectively.

The new segment alignment is presented for the first quarter of 2013, with the prior period recast for comparability.

Business Environment

The Midstream segment includes our 50 percent equity investment in DCP Midstream. Earnings of DCP Midstream are closely linked to natural gas liquids (NGL) prices and, to a lesser extent, natural gas and crude oil prices. NGL prices were fairly flat in the first quarter of 2013, compared with the fourth quarter of 2012, while lower compared with the first quarter of 2012, due to relatively higher inventories driven by growing NGL production from liquids-rich shale plays with limited corresponding demand increase from the petrochemical industry and constrained export capacity.

The Chemicals segment consists of our 50 percent equity investment in CPChem. The chemicals and plastics industry is mainly a commodity-based industry where the margins for key products are based on market factors. The chemicals industry experienced improved ethylene margins in regions of the world where production is based upon NGL versus crude-derived feedstocks. In particular, North American ethane-based crackers benefited from the lower-priced feedstocks.

Results for our Refining segment depend largely on refining margins, cost control, refinery throughput, and product yields. The crack spread is a measure of the difference between market prices for refined petroleum products and crude oil, and it is used within our industry as an indicator for refining margins. The U.S. 3:2:1 crack spread (three barrels of crude oil producing two barrels of gasoline and one barrel of diesel) increased in the first quarter of 2013, compared with both the first quarter and the fourth quarter of 2012. The improvement over both periods was driven by improved demand for refined products resulting from ongoing economic recovery and continued net exports to international markets, combined with constrained supplies resulting from higher turnaround activities during the current quarter.

U.S. crude production continued to increase, and limited infrastructure for takeaway options resulted in advantaged crude prices for U.S. refiners with access to these lower-cost crudes. Increasing pressure on inventories in the Midcontinent continued to cause West Texas Intermediate (WTI) crude to trade at a deep discount relative to crudes such as Louisiana Light Sweet (LLS) and Brent during the first quarter of 2013. Refineries capable of processing WTI crude and crude oils that price relative to WTI, primarily the Midcontinent refineries, benefited from these lower regional feedstock prices.

The Northwest Europe benchmark crack spread increased in the first quarter of 2013, compared with the first quarter of 2012, but decreased compared with the fourth quarter of 2012. The improvement over the first quarter of 2012 was driven by improved global demand for refined products resulting from worldwide economic recovery. The decrease relative to the fourth quarter of 2012 was driven by regional factors including higher product supplies due to lower turnaround activities and rising imports, as well as overall weak European demand amid ongoing economic challenges.

Results for our M&S segment depend largely on marketing fuel margins, lubricant margins and other specialty product margins. These margins are primarily based on market factors, largely determined by the relationship between demand and supply. Marketing fuel margins are primarily determined by the trend of the spot prices for refined products. Generally, a downward trend of spot prices has a favorable impact on the marketing fuel margins, while an upward trend of spot prices has an unfavorable impact on the marketing fuel margins.

The U.S. Environmental Protection Agency (EPA) has implemented a Renewable Fuel Standard (RFS) pursuant to the Energy Policy Act of 2005 and the Energy Independence and Security Act of 2007. The RFS program sets annual quotas for the quantity of renewable fuels (such as ethanol) that must be blended into motor fuels consumed in the United States. To provide certain flexibility in compliance options available to the industry, a Renewable Identification Number (RIN) is assigned to each gallon of renewable fuel produced in, or imported into, the United States. As a producer of petroleum-based motor fuels, we are obligated to blend renewable fuels into the products we produce at a rate that is at least commensurate to the EPA's quota and, to the extent we do not, we must purchase RINs in the open market to satisfy our obligation under the RFS program.

During the first quarter of 2013, the price of ethanol-based RINs increased significantly, from less than 10 cents per gallon of ethanol at the beginning of the quarter to a peak of approximately $1.10 per gallon. This increase has been attributed to, among other items, the impending ethanol “blend wall”—the situation where the EPA's mandated quantities of ethanol to be blended exceeds 10 percent of produced gasoline. While various options to address blend wall concerns have been proposed, such as statutory or regulatory amendments, it is impossible to predict at this time whether and when any such option will be implemented. It is also not possible to reliably determine how much of increased RIN costs may ultimately be included in the selling price of motor fuels. Accordingly, the long-term impact of the EPA's RFS program on our refining margins is uncertain. If sufficient quantities of RINs are unavailable for purchase or we are otherwise unable to meet the EPA's RFS quotas, our business, financial condition and results of operations could be materially adversely affected.

RESULTS OF OPERATIONS

Unless otherwise indicated, discussion of results for the three-month period ended March 31, 2013, is based on a comparison with the corresponding period of 2012.

Consolidated Results

A summary of net income (loss) attributable to Phillips 66 by business segment follows:

	Millions of Dollars
	Three Months Ended March 31
	2013	2012

Midstream	$110	108
Chemicals	282	217
Refining	922	393
Marketing and Specialties	188	(12)
Corporate and Other	(95)	(70)
Net income attributable to Phillips 66	$1,407	636

Earnings for Phillips 66 increased $771 million, or 121 percent, in the first quarter of 2013. The increase was primarily due to improved results from our Refining and M&S segments, mainly resulting from higher refining margins and improved marketing margins. Also contributing to the higher quarterly earnings were improved results from our Chemicals segment, primarily reflecting higher ethylene, polyethylene and benzene margins.

See the “Segment Results” section for additional information on our segment results.

Income Statement Analysis

Sales and other operating revenues for the first quarter of 2013 decreased 10 percent, and purchased crude oil and products decreased 13 percent. The decreases were mainly due to lower prices for petroleum products, crude oil and NGL.

Equity in earnings of affiliates for the first quarter of 2013 increased 42 percent. The increase primarily resulted from improved earnings from WRB Refining LP (WRB) and CPChem.

•
Equity in earnings of WRB increased 83 percent, mainly due to higher refining margins in the Central Corridor region, partially offset by lower refining volumes associated with maintenance turnaround activity in the first quarter of 2013.

•	Equity in earnings of CPChem increased 33 percent, mainly resulting from higher ethylene, polyethylene and benzene margins.

These improvements were partially offset by:

•
Lower earnings from Merey Sweeny, L.P. (MSLP), mainly due to lower volumes and higher operating expenses related to turnaround activity in the first quarter of 2013, partially offset by improved margins.

•	Lower earnings from Malaysian Refining Company Sdn. Bhd. (MRC), mainly due to lower margins and volumes.

Other income increased $22 million in the first quarter of 2013. The increase was primarily associated with income received from ConocoPhillips during the first quarter of 2013 for transition services provided by us after the Separation, as well as a loss on early retirement of debt in connection with the Separation recorded in the first quarter of 2012.

Operating expenses decreased 10 percent in the first quarter of 2013, primarily driven by lower maintenance turnaround costs in our refining operations.

Impairments in the first quarter of 2013 were $24 million, including $15 million of impairments in our M&S segment, primarily related to an impairment of properties, plants and equipment (PP&E) associated with our planned exit from the composite graphite business. Impairments in the first quarter of 2012 included a $42 million impairment of equipment formerly associated with the canceled Wilhelmshaven Refinery upgrade project. For additional information on the impairments, see Note 9—Impairments, in the Notes to Consolidated Financial Statements.

Interest and debt expense increased $57 million in the first quarter of 2013, primarily due to debt issued in connection with the Separation.

Foreign currency transaction (gains) losses for the first quarter of 2013 were a $2 million loss, compared with a gain of $15 million for the first quarter of 2012. The unfavorable change in the current quarter was primarily due to the U.S. dollar strengthening against both the British pound and the euro in the first quarter of 2013, compared with the U.S. dollar weakening against both the British pound and the euro during the first quarter of 2012.

See Note 21—Income Taxes, in the Notes to Consolidated Financial Statements, for information regarding our provision for income taxes and effective tax rates.

Segment Results

Midstream

	Three Months Ended March 31
	2013	2012
	Millions of Dollars

Net Income Attributable to Phillips 66
DCP Midstream	$56	60
NGL operations	9	19
Transportation	45	29
Total Midstream	$110	108

	Dollars per Unit
Weighted Average NGL Price*
DCP Midstream (per barrel)	$31.09	42.10
DCP Midstream (per gallon)	0.74	1.00
*Based on index prices from the Mont Belvieu and Conway market hubs that are weighted by NGL component and location mix.

	Thousands of Barrels Daily
Transportation Volumes
Pipelines*	3,052	2,834
Terminals	1,041	1,134

Other Volumes
NGL extracted**	198	206
NGL fractionated***	117	105
*Pipelines represent the sum of volumes transported through each separately tariffed pipeline segment, including our share of equity volumes from Yellowstone Pipe Line Company and Lake Charles Pipe Line Company.
**Includes our share of equity affiliates.
***Excludes DCP Midstream.

The Midstream segment purchases raw natural gas from producers and gathers natural gas through an extensive network of pipeline gathering systems. The natural gas is then processed to extract NGL from the raw gas stream. The remaining “residue” gas is marketed to electric utilities, industrial users and gas marketing companies. Most of the NGL are fractionated—separated into individual components such as ethane, propane and butane—and marketed as chemical feedstock, fuel or blendstock. In addition, the Midstream segment includes transportation and terminaling services associated with the movement of crude oil, refined and specialty products, natural gas and NGL.

The Midstream segment consists of our 50 percent equity investment in DCP Midstream, as well as other NGL fractionation, trading and marketing businesses in the United States. In addition, the Midstream segment encompasses pipeline and terminal assets in the United Sates.

Earnings from the Midstream segment increased $2 million in the first quarter of 2013. The improvement was driven by higher earnings from our transportation business, partially offset by lower earnings from our NGL operations and DCP Midstream.

Improved earnings in our transportation business primarily resulted from increased rates and higher transportation volumes, combined with lower operating expenses. Higher transportation volumes were from newly established transportation rates and fees.

Earnings of our NGL operations for the first quarter of 2013 decreased, mainly due to lower margins and NGL inventory impact associated with our exit from the propane marketing business.

The decrease in earnings of DCP Midstream in the first quarter of 2013 mainly resulted from lower NGL prices and lower volumes, partially offset by lower depreciation and increased gain from the issuance of limited partner units by DCP Midstream Partners, L.P., as described below. See the “Business Environment and Executive Overview” section for information on market factors affecting NGL prices.

During the second quarter of 2012, DCP Midstream completed a review of the estimated depreciable lives of its major classes of PP&E. As a result of that review, the depreciable lives were extended. This change in accounting estimate was implemented on a prospective basis, effective April 1, 2012.

DCP Midstream Partners, L.P., a subsidiary of DCP Midstream, issues, from time to time, limited partner units to the public. These issuances benefited our equity in earnings from DCP Midstream, on an after-tax basis, by approximately $27 million in the first quarter of 2013, compared with approximately $13 million in 2012.

Chemicals

	Three Months Ended March 31
	2013	2012
	Millions of Dollars

Net Income Attributable to Phillips 66	$282	217

	Millions of Pounds
CPChem Externally Marketed Sales Volumes*
Olefins and Polyolefins	4,036	3,640
Specialties, Aromatics and Styrenics	1,496	1,793
	5,532	5,433
*Represents 100 percent of CPChem's outside sales of produced petrochemical products, as well as commission sales from equity affiliates.

Olefins and Polyolefins Capacity Utilization (percent)	91%	94

The Chemicals segment consists of our 50 percent interest in CPChem, which we account for under the equity method. CPChem uses NGL and other feedstocks to produce petrochemicals. These products are then marketed and sold or used as feedstocks to produce plastics and other chemicals.

Earnings from the Chemicals segment increased $65 million, or 30 percent, in the first quarter of 2013. The increase in the first quarter of 2013 was primarily driven by higher ethylene, polyethylene and benzene margins, mainly due to lower feedstock costs, combined with lower interest expense associated with CPChem's retirement of $1 billion of debt during 2012. Ethylene margins benefited from lower feedstock costs, particularly lower ethane and propane prices during the current quarter. These items were partially offset by higher utility costs due to higher natural gas prices, and higher operating expenses driven by higher turnaround activity. See the “Business Environment and Executive Overview” section for information on market factors impacting this quarter's results.

Refining

	Three Months Ended March 31
	2013	2012
	Millions of Dollars
Net Income (Loss) Attributable to Phillips 66
Atlantic Basin/Europe	$98	(10)
Gulf Coast	44	(45)
Central Corridor	589	405
Western/Pacific	62	(1)
Other refining	129	44
Worldwide	$922	393

	Dollars Per Barrel
Refining Margins
Atlantic Basin/Europe	$8.61	6.43
Gulf Coast	8.54	5.95
Central Corridor	27.29	19.22
Western/Pacific	9.64	10.70
Worldwide	13.94	10.39

	Thousands of Barrels Daily
Operating Statistics
Refining operations*
Atlantic Basin/Europe
Crude oil capacity	588	588
Crude oil processed	571	573
Capacity utilization (percent)	97%	98
Refinery production	618	627
Gulf Coast
Crude oil capacity	733	733
Crude oil processed	584	600
Capacity utilization (percent)	80%	82
Refinery production	646	682
Central Corridor
Crude oil capacity	475	471
Crude oil processed	457	479
Capacity utilization (percent)	96%	102
Refinery production	475	496
Western/Pacific
Crude oil capacity	440	439
Crude oil processed	401	375
Capacity utilization (percent)	91%	85
Refinery production	445	403
Worldwide
Crude oil capacity	2,236	2,231
Crude oil processed	2,013	2,027
Capacity utilization (percent)	90%	91
Refinery production	2,184	2,208
*Includes our share of equity affiliates.

The Refining segment buys, sells and refines crude oil and other feedstocks into petroleum products (such as gasoline, distillates and aviation fuels) at 15 refineries, mainly in the United States, Europe and Asia.

Refining reported earnings of $922 million during the first quarter of 2013, an increase of $529 million, or 135 percent, compared with the first quarter of 2012. See the “Business Environment and Executive Overview” section for information on industry crack spreads and other market factors impacting this quarter’s results.

Earnings for the first quarter of 2013 improved, primarily due to higher worldwide refining margins driven by improved market cracks, especially in the Central Corridor and Atlantic Basin/Europe regions, lower impairments and lower operating expenses from lower maintenance turnaround costs.

The first quarter of 2012 included an after-tax impairment of $42 million on equipment formerly associated with the canceled Wilhelmshaven Refinery upgrade project. For additional information on the impairment, see Note 9—Impairments, in the Notes to Consolidated Financial Statements.

Our worldwide refining crude oil capacity utilization rate was 90 percent in the first quarter of 2013, compared with 91 percent in the first quarter of 2012. The current year decrease was primarily due to higher unplanned downtime mainly caused by a power outage at our Sweeny Refinery and scheduled maintenance.

Marketing and Specialties

	Three Months Ended March 31
	2013	2012
	Millions of Dollars
Net Income (Loss) Attributable to Phillips 66
Marketing and other	$173	(67)
Specialties	15	55
Total Marketing and Specialties	$188	(12)

	Dollars Per Barrel
Realized Marketing Fuel Margin*
U.S.	$1.02	0.22
International	3.16	2.42
*On third-party petroleum products sales.

	Dollars Per Gallon
U.S. Average Wholesale Prices*
Gasoline	2.93	2.98
Distillates	3.14	3.21
*Excludes excise taxes.

	Thousands of Barrels Daily
Marketing Petroleum Products Sales Volumes
Gasoline	1,105	1,024
Distillates	956	988
Other products	16	15
Total	2,077	2,027

The M&S segment purchases for resale and markets refined petroleum products (such as gasoline, distillates and aviation fuels), mainly in the United States and Europe. In addition, this segment includes the manufacturing and marketing of specialty products (such as lubricants and flow improvers), as well as power generation operations.

The M&S segment earnings were $188 million in the first quarter of 2013, an increase of $200 million compared with the first quarter of 2012. See the “Business Environment and Executive Overview” section for information on marketing fuel margins and other market factors impacting this quarter's results.

The improvement in the first quarter of 2013 was primarily driven by higher realized marketing margins and the absence of unfavorable tax impacts as discussed below. These items were partially offset by after-tax charges of $34 million in the first quarter of 2013 (including an $11 million after-tax impairment of PP&E), associated with our planned exit from the composite graphite business. First-quarter 2012 earnings were unfavorably impacted by a higher provision for income taxes associated with foreign dividends.

Corporate and Other

	Millions of Dollars
	Three Months Ended March 31
	2013	2012
Net Income (Loss) Attributable to Phillips 66
Net interest	$(43)	(9)
Corporate general and administrative expenses	(34)	(28)
Technology	(12)	(13)
Other	(6)	(20)
	$(95)	(70)

Net interest consists of interest and financing expense, net of interest income and capitalized interest. Net interest increased $34 million in the first quarter of 2013, primarily due to debt issued in connection with the Separation.

Corporate general and administrative expenses increased $6 million in the first quarter of 2013. The increase was primarily due to incremental costs and expenses associated with operating as a stand-alone company.

The category “Other” includes certain foreign currency transaction gains and losses, environmental costs associated with sites no longer in operation, income tax expenses and other costs not directly associated with an operating segment. The decrease was primarily due to a higher benefit for income taxes associated with the utilization of our foreign tax credits.

CAPITAL RESOURCES AND LIQUIDITY

Financial Indicators

	Millions of Dollars Except as Indicated
	March 31 2013	December 31 2012

Net cash provided by operating activities	$2,213	4,296
Short-term debt	13	13
Total debt	6,971	6,974
Total equity	21,378	20,806
Percent of total debt to capital*	25%	25
Percent of floating-rate debt to total debt	15%	15
*Capital includes total debt and total equity.

To meet our short- and long-term liquidity requirements, we look to a variety of funding sources, but rely primarily on cash generated from operating activities. During the first quarter of 2013, we generated $2.2 billion in cash from operations, and received $55 million from investing activities as a result of the collection of a related party advance. This available cash was primarily used for capital expenditures and investments ($0.4 billion), repurchases of our common stock ($0.4 billion) and dividend payments on our common stock ($0.2 billion). During the first quarter of 2013, cash and cash equivalents increased by $1.3 billion to $4.8 billion.

In addition to cash flows from operating activities, we rely on our credit facility programs, asset sales and our shelf registration statement to support our short- and long-term liquidity requirements. We believe current cash and cash equivalents and cash generated by operations, together with access to external sources of funds as described below in the “Significant Sources of Capital” section, will be sufficient to meet our funding requirements in the near and long term, including our capital spending, dividend payments, defined benefit plan contributions, repayment of debt and share repurchases.

Significant Sources of Capital

Operating Activities
During the first three months of 2013, cash provided by operating activities was $2,213 million compared with cash used by operating activities of $361 million in the first quarter of 2012. The improvement in the 2013 period reflected higher realized refining margins and improved marketing margins and increased distributions from WRB and CPChem. In addition, we had positive working capital impacts from decreased receivables and increased payables, partially offset by inventory builds.

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

Generally, demand for gasoline is higher during the spring and summer months than during the fall and winter months in most of our markets due to seasonal changes in highway traffic. As a result, our operating results in the first and fourth quarters are generally lower than in the second and third quarters. However, our cash flow from operations may not always follow this seasonal trend in operating results, due to working capital fluctuations associated with inventory management. Historically, we have built inventory levels during the first quarter (thus lowering cash flow from operations) and lowered inventory levels in the fourth quarter (increasing cash flow from operations). Our capital resources may impact the level of discretionary inventory activity we fund. We do not believe these inventory decisions will have a material impact on our short- or long-term liquidity.

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

We made a scheduled U.S. federal income tax payment in the fourth quarter of 2012 using the Internal Revenue Service (IRS) safe harbor method for estimated 2012 taxable income. We determined that a portion of that payment was refundable as an overpayment of estimated tax. As disclosed in our 2012 Annual Report on Form 10-K, we anticipated a refund from the IRS in the first quarter of 2013; however, we subsequently made a determination to use the overpayment to reduce our April 15, 2013, estimated federal income tax payment. As a result, the approximately $350 million benefit to cash from operations will be realized in the second quarter of 2013.

Our operating cash flows are also impacted by dividend decisions made by our equity affiliates, including DCP Midstream, CPChem and WRB. During the first three months of 2013, we received dividends of $1,116 million from our equity affiliates, compared with $385 million during the same period of 2012. We cannot control the amount of future dividends from equity affiliates; therefore, future dividend payments by these companies are not assured. For a discussion of distributions by CPChem, see the “Capital Spending—Chemicals” section.

Credit Facilities
In February 2012, we entered into a five-year revolving credit agreement with a syndicate of financial institutions. Under the terms of the revolving credit agreement, we have a borrowing capacity of up to $4.0 billion. We have not borrowed under this facility. However, as of March 31, 2013, $51 million in letters of credit had been issued that were supported by this facility.

Trade Receivables Securitization Facility
Our trade receivables securitization facility, which was entered into during April 2012, has a term of three years and an aggregate borrowing capacity of $1.2 billion. As of March 31, 2013, no amount had been drawn under the facility. However, $166 million in letters of credit had been issued that were collateralized by trade receivables held by a subsidiary under this facility.

Shelf Registration
We have a universal shelf registration statement on file with the U.S. Securities and Exchange Commission (SEC) under which we, as a well-known seasoned issuer, have the ability to issue and sell an indeterminate amount of various types of debt and equity securities.

Off-Balance Sheet Arrangements

In April 2012, in connection with the Separation, we entered into an agreement to guarantee 100 percent of certain outstanding debt obligations of MSLP. At March 31, 2013, the aggregate principal amount of MSLP debt guaranteed by us was $233 million.

For additional information about guarantees, see Note 12—Guarantees, in the Notes to Consolidated Financial Statements.

Capital Requirements

For information about our capital expenditures and investments, see the “Capital Spending” section.

Our debt balance at both March 31, 2013, and December 31, 2012, was $7.0 billion and our debt-to-capital ratio was 25 percent, within our target range of 20-to-30 percent. We have no material scheduled debt maturities in 2013; however, we expect to repay the remaining $1.0 billion of our term loan, due in 2014, before year-end 2013.

On February 10, 2013, our Board of Directors declared a quarterly cash dividend of $0.3125 per common share. The dividend was paid on March 1, 2013, to holders of record at the close of business on February 21, 2013.

During 2012, our Board of Directors authorized the repurchase of up to $2 billion of our outstanding common stock. During the first quarter of 2013, we repurchased 6,402,607 shares at a cost of $382 million. Since our share repurchase program began in the third quarter of 2012, share repurchases totaled 14,006,503 shares at a cost of $738 million through March 31, 2013. Shares of stock repurchased are held as treasury shares.

Capital Spending

	Millions of Dollars
	Three Months Ended March 31
	2013	2012
Capital Expenditures and Investments
Midstream	$110	33
Chemicals	—	—
Refining	136	171
Marketing and Specialties	102	14
Corporate and Other	39	—
	$387	218

Selected Equity Affiliates*
DCP Midstream	$274	225
CPChem	107	75
WRB	29	13
	$410	313
*Our share of capital spending, which is self-funded by the equity affiliate.

Midstream
During the first three months of 2013, DCP Midstream had a self-funded capital program, and thus required no new capital infusions from us or our co-venturer, Spectra Energy Corp. During this period, on a 100 percent basis, DCP Midstream's capital expenditures and investments were approximately $547 million. During the first three months of 2013, we invested a total of $75 million in the Sand Hills and Southern Hills pipeline projects, increasing our total direct investment to $0.6 billion.

Chemicals
During the first three months of 2013, CPChem had a self-funded capital program, and thus required no new capital infusions from us or our co-venturer. During this period, on a 100 percent basis, CPChem's capital expenditures and investments were $214 million. In addition, CPChem's advances to equity affiliates, primarily used for project construction and startup activities, were $45 million and its repayments received from equity affiliates were $43 million. We are currently forecasting CPChem to remain self-funding through 2013.

Refining
Capital spending for the Refining segment during the first three months of 2013 was primarily for air emission reduction projects to meet new environmental standards, refinery upgrade projects to improve product yields, improvements to the operating integrity of key processing units and safety-related projects.

Major construction activities in progress include:

•	Installation of facilities to reduce nitrous oxide emissions from the fluid catalytic cracker at the Alliance Refinery.

•	Installation of new coke drums at the Ponca City Refinery.

•	Installation of a tail gas treating unit at the Humber Refinery to reduce emissions from the sulfur recovery units.

Generally, our equity affiliates in the Refining segment are intended to have self-funding capital programs.

Marketing and Specialties
Capital spending for the M&S segment during the first three months of 2013 was primarily for the acquisition of retail sites in the western and Midwestern portions of the United States, reliability and maintenance projects, as well as projects targeted at growing our international Marketing and Specialties businesses.

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

Environmental
We are subject to the same numerous international, federal, state and local environmental laws and regulations as other companies in our industry. For a discussion of the most significant of these environmental laws and regulations, including those with associated remediation obligations, see the “Environmental” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 44, 45 and 46 of the 2012 Annual Report on Form 10-K.

We occasionally receive requests for information or notices of potential liability from the EPA and state environmental agencies alleging that we are a potentially responsible party under the Federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or an equivalent state statute. On occasion, we also have been made a party to cost recovery litigation by those agencies or by private parties. These requests, notices and lawsuits assert potential liability for remediation costs at various sites that typically are not owned by us, but allegedly contain wastes attributable to our past operations. As of December 31, 2012, we reported that we had been notified of potential liability under CERCLA and comparable state laws at 48 sites around the United States. During the first three months of 2013, we were notified of 1 new site and determined 13 sites were resolved, leaving 36 unresolved sites with potential liability.

At March 31, 2013, our consolidated balance sheet included a total environmental accrual of $515 million, compared with $530 million at December 31, 2012. We expect to incur a substantial amount of these expenditures within the next 30 years.

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

For examples of legislation or precursors for possible regulation that do or could affect our operations, see the “Climate Change” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 46 and 47 of the 2012 Annual Report on Form 10-K.

CRITICAL ACCOUNTING ESTIMATES

Goodwill

At March 31, 2013, we had $3.3 billion of goodwill recorded in conjunction with past business combinations. Under the accounting rules for goodwill, this intangible asset is not amortized. Instead, goodwill is subject to at least annual reviews for impairment at a reporting unit level. The reporting unit or units used to evaluate and measure goodwill for impairment are determined primarily from the manner in which the business is managed. A reporting unit is an operating segment or a component that is one level below an operating segment.

Effective January 1, 2013, we realigned our operating segments and determined that goodwill (which, prior to the realignment, had been assigned 100 percent to our former R&M segment) should now be assigned to three of the realigned operating segments—Midstream, Refining and M&S. We further determined that, for the Midstream segment, Transportation constituted a reporting unit. For the Refining and M&S segments, we determined the goodwill reporting unit was at the operating segment level, due to the economic similarities of the components of those segments.

Goodwill was reassigned to the realigned reporting units using a relative fair value approach. Goodwill impairment testing was completed and no impairment recognition was required. In the future, the sale or disposition of a significant asset within a reporting unit will be allocated a portion of that reporting unit's goodwill, based on relative fair values, which will adjust the amount of gain or loss on the sale or disposition.

Because quoted market prices for our reporting units were not available, management applied judgment in determining the estimated fair values of the reporting units for purposes of performing the goodwill impairment test. Management used all available information to make this fair value determination, including the present values of expected future cash flows using discount rates commensurate with the risks involved in the assets and observed market multiples of operating cash flows. At January 1, 2013, the estimated fair value of the Transportation, Refining and M&S reporting units was approximately 200 percent, 30 percent and 70 percent higher than recorded net book values (including goodwill) of the reporting unit, respectively.

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

We based the forward-looking statements on our current expectations, estimates and projections about us and the industries in which we operate in general. We caution you these statements are not guarantees of future performance as they involve assumptions that, while made in good faith, may prove to be incorrect, and involve risks and uncertainties we cannot predict. In addition, we based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, our actual outcomes and results may differ materially from what we have expressed or forecast in the forward-looking statements. Any differences could result from a variety of factors, including the following:

•	Fluctuations in NGL, crude oil, and natural gas prices and petrochemical and refining margins.

•	Failure of new products and services to achieve market acceptance.

•	Unexpected changes in costs or technical requirements for constructing, modifying or operating our facilities or transporting our products.

•	Unexpected technological or commercial difficulties in manufacturing, refining or transporting our products, including chemicals products.

•	Lack of, or disruptions in, adequate and reliable transportation for our NGL, crude oil, natural gas, and refined products.

•
The level and success of natural gas drilling around DCP Midstream’s assets, the level and quality of gas production volumes around its assets and its ability to connect supplies to its gathering and processing systems in light of competition.

•	Inability to timely obtain or maintain permits, including those necessary for capital projects; comply with government regulations; or make capital expenditures required to maintain compliance.

•	Failure to complete definitive agreements and feasibility studies for, and to timely complete construction of, announced and future capital projects.

•	Potential disruption or interruption of our operations due to accidents, weather events, civil unrest, political events, terrorism or cyber attacks.

•	International monetary conditions and exchange controls.

•	Substantial investment or reduced demand for products as a result of existing or future environmental rules and regulations.

•	Liability resulting from litigation or for remedial actions, including removal and reclamation obligations under environmental regulations.

•
General domestic and international economic and political developments, including armed hostilities; expropriation of assets; changes in governmental policies relating to NGL, crude oil, natural gas or refined product pricing, regulation or taxation; and other political, economic or diplomatic developments.

•	Changes in tax, environmental and other laws and regulations (including alternative energy mandates) applicable to our business.

•	Limited access to capital or significantly higher cost of capital related to changes to our credit profile or illiquidity or uncertainty in the domestic or international financial markets.

•	The operation, financing and distribution decisions of our joint ventures.

•	Domestic and foreign supplies of crude oil and other feedstocks.

•	Domestic and foreign supplies of petrochemicals and refined products, such as gasoline, diesel, jet fuel and home heating oil.

•	Overcapacity or under capacity in the midstream, chemicals and refining industries.

•	Fluctuations in consumer demand for refined products.

•	The factors generally described in Item 1A—Risk Factors in our 2012 Annual Report on Form 10-K.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about market risks for the three months ended March 31, 2013, does not differ materially from that discussed under Item 7A in our 2012 Annual Report on Form 10-K.

Item 4.   CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. As of March 31, 2013, with the participation of management, our Chairman and Chief Executive Officer and our Executive Vice President, Finance and Chief Financial Officer carried out an evaluation, pursuant to Rule 13a-15(b) of the Act, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our Chairman and Chief Executive Officer and our Executive Vice President, Finance and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of March 31, 2013.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, in the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

The following is a description of reportable legal proceedings, including those involving governmental authorities under federal, state and local laws regulating the discharge of materials into the environment, for this reporting period. The following proceedings include those matters that arose during the first quarter of 2013 and any material developments with respect to matters previously reported in our 2012 Annual Report on Form 10-K. While it is not possible to accurately predict the final outcome of these pending proceedings, if any one or more of such proceedings were decided adversely to Phillips 66, we expect there would be no material effect on our consolidated financial position. Nevertheless, such proceedings are reported pursuant to the U.S. Securities and Exchange Commission’s (SEC) regulations.

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

New Matters
On January 9, 2013, the South Coast Air Quality Management District (SCAQMD) indicated that it was proceeding with enforcement regarding four Notices of Violation (NOVs) issued to the Company that allege violations of air pollution regulations and/or facility permit conditions relating to operations at the Los Angeles Refinery. We are working with SCAQMD to resolve these NOVs.

Matters Previously Reported
In October 2011, we were notified by the Attorney General of the State of California that it was conducting an investigation into possible violations of the regulations relating to the operation of underground storage tanks at gas stations in California. On January 3, 2013, we were served with a lawsuit filed by the California Attorney General that alleges such violations. We are contesting these allegations.

On November 28, 2011, the Borger Refinery received a Notice of Enforcement from the Texas Commission on Environmental Quality for alleged emissions events that occurred during inclement weather in January and February 2011. We concluded this matter with a penalty payment of $15,400.

Item 1A.   RISK FACTORS

There have been no material changes from the risk factors disclosed in Item 1A of our 2012 Annual Report on Form 10-K.

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

				Millions of Dollars
Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs**	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Jan 1-31, 2013	2,566,188	$53.18	2,566,188	$1,508
February 1-28, 2013	1,779,303	62.87	1,779,303	1,396
March 1-31, 2013	2,057,116	65.14	2,057,116	1,262
Total	6,402,607	$59.72	6,402,607
*Includes repurchase of shares of common stock from company employees in connection with the company's broad-based employee incentive plans.
**During 2012, our Board of Directors authorized the repurchase of up to $2 billion of our outstanding common stock. We began purchases under this authorization, which has no expiration date, in the third quarter of 2012. The shares will be repurchased from time to time in the open market at the company’s discretion, subject to market conditions and other factors, and in accordance with applicable regulatory requirements and the Tax Sharing Agreement entered into in connection with the Separation. We are not obligated to acquire any particular amount of common stock and may commence, suspend or discontinue purchases at any time or from time to time without prior notice. Shares of stock repurchased are held as treasury shares.

Item 6. EXHIBITS

Exhibit Number	Exhibit Description

10.1*	Amendment to the Employee Matters Agreement by and between ConocoPhillips and Phillips 66, dated April 26, 2012.

12*	Computation of Ratio of Earnings to Fixed Charges.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32*	Certifications pursuant to 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Schema Document.

101.CAL*	XBRL Calculation Linkbase Document.

101.LAB*	XBRL Labels Linkbase Document.

101.PRE*	XBRL Presentation Linkbase Document.

101.DEF*	XBRL Definition Linkbase Document.

* Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHILLIPS 66

/s/ C. Doug Johnson
C. Doug Johnson Vice President and Controller (Chief Accounting and Duly Authorized Officer)

May 2, 2013