Form 10-Q
period 2013-06-30
Phillips 66
filed 2013-08-01
CIK 1534701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2013

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	001-35349
Phillips 66
(Exact name of registrant as specified in its charter)

Delaware	45-3779385
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer [X] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [    ]    No  [X]
The registrant had 611,030,536 shares of common stock, $.01 par value, outstanding as of June 30, 2013.

PHILLIPS 66

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Consolidated Statement of Income	Phillips 66

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Revenues and Other Income
Sales and other operating revenues*	$43,240	46,747	84,503	92,530
Equity in earnings of affiliates	618	815	1,657	1,549
Net gain on dispositions	41	188	42	190
Other income	49	77	72	78
Total Revenues and Other Income	43,948	47,827	86,274	94,347

Costs and Expenses
Purchased crude oil and products	37,277	40,398	72,541	80,726
Operating expenses	1,033	984	2,011	2,076
Selling, general and administrative expenses	374	480	706	829
Depreciation and amortization	231	224	476	440
Impairments	1	275	25	318
Taxes other than income taxes*	3,502	3,475	6,826	6,895
Accretion on discounted liabilities	6	6	12	11
Interest and debt expense	69	83	139	96
Foreign currency transaction (gains) losses	(19)	8	(17)	(7)
Total Costs and Expenses	42,474	45,933	82,719	91,384
Income before income taxes	1,474	1,894	3,555	2,963
Provision for income taxes	514	712	1,185	1,143
Net income	960	1,182	2,370	1,820
Less: net income attributable to noncontrolling interests	2	1	5	3
Net Income Attributable to Phillips 66	$958	1,181	2,365	1,817

Net Income Attributable to Phillips 66 Per Share of Common Stock (dollars)**
Basic	$1.55	1.88	3.80	2.89
Diluted	1.53	1.86	3.76	2.86

Dividends Paid Per Share of Common Stock (dollars)	$0.3125	—	0.6250	—

Average Common Shares Outstanding (in thousands)**
Basic	619,143	628,510	622,086	628,069
Diluted	624,907	635,157	628,377	635,051
* Includes excise taxes on petroleum products sales:	$3,428	3,389	6,686	6,710
**See Note 10—Earnings Per Share.
See Notes to Consolidated Financial Statements.

Consolidated Statement of Comprehensive Income	Phillips 66

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012

Net Income	$960	1,182	2,370	1,820
Other comprehensive income (loss)
Defined benefit plans
Prior service cost:
Amortization to net income of prior service cost	—	1	—	1
Actuarial gain/loss:
Actuarial gain arising during the period	—	90	—	90
Amortization to net income of net actuarial loss	24	13	50	15
Plans sponsored by equity affiliates	5	5	(8)	8
Income taxes on defined benefit plans	(11)	(40)	(14)	(42)
Defined benefit plans, net of tax	18	69	28	72
Foreign currency translation adjustments	38	(113)	(284)	(59)
Income taxes on foreign currency translation adjustments	(1)	68	3	48
Foreign currency translation adjustments, net of tax	37	(45)	(281)	(11)
Hedging activities by equity affiliates	1	(1)	1	—
Income taxes on hedging activities by equity affiliates	—	—	—	—
Hedging activities by equity affiliates, net of tax	1	(1)	1	—
Other Comprehensive Income (Loss), Net of Tax	56	23	(252)	61
Comprehensive Income	1,016	1,205	2,118	1,881
Less: comprehensive income attributable to noncontrolling interests	2	1	5	3
Comprehensive Income Attributable to Phillips 66	$1,014	1,204	2,113	1,878
See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet	Phillips 66

	Millions of Dollars
	June 30 2013	December 31 2012
Assets
Cash and cash equivalents	$4,220	3,474
Accounts and notes receivable (net of allowance of $40 million in 2013 and $50 million in 2012)	7,835	8,593
Accounts and notes receivable—related parties	1,958	1,810
Inventories	5,033	3,430
Prepaid expenses and other current assets	1,483	655
Total Current Assets	20,529	17,962
Investments and long-term receivables	10,624	10,471
Net properties, plants and equipment	14,679	15,407
Goodwill	3,228	3,344
Intangibles	716	724
Other assets	153	165
Total Assets	$49,929	48,073

Liabilities
Accounts payable	$11,061	9,731
Accounts payable—related parties	1,267	979
Short-term debt	14	13
Accrued income and other taxes	825	901
Employee benefit obligations	300	441
Other accruals	538	417
Total Current Liabilities	14,005	12,482
Long-term debt	6,455	6,961
Asset retirement obligations and accrued environmental costs	667	740
Deferred income taxes	5,480	5,444
Employee benefit obligations	1,328	1,325
Other liabilities and deferred credits	304	315
Total Liabilities	28,239	27,267

Equity
Common stock (2,500,000,000 shares authorized at $.01 par value) Issued (2013—633,659,181 shares; 2012—631,149,613 shares)
Par value	6	6
Capital in excess of par	18,812	18,726
Treasury stock (at cost: 2013—22,628,645 shares; 2012—7,603,896 shares)	(1,284)	(356)
Retained earnings	4,687	2,713
Accumulated other comprehensive loss	(566)	(314)
Total Stockholders’ Equity	21,655	20,775
Noncontrolling interests	35	31
Total Equity	21,690	20,806
Total Liabilities and Equity	$49,929	48,073
See Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows	Phillips 66

	Millions of Dollars
	Six Months Ended June 30
	2013	2012
Cash Flows From Operating Activities
Net income	$2,370	1,820
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	476	440
Impairments	25	318
Accretion on discounted liabilities	12	11
Deferred taxes	161	178
Undistributed equity earnings	(21)	(561)
Net gain on dispositions	(42)	(190)
Other	1	(14)
Working capital adjustments
Decrease (increase) in accounts and notes receivable	411	664
Decrease (increase) in inventories	(1,665)	(2,046)
Decrease (increase) in prepaid expenses and other current assets	(154)	(161)
Increase (decrease) in accounts payable	1,633	(33)
Increase (decrease) in taxes and other accruals	(26)	647
Net Cash Provided by Operating Activities	3,181	1,073

Cash Flows From Investing Activities
Capital expenditures and investments	(758)	(488)
Proceeds from asset dispositions	69	240
Collection of advances/loans—related parties	100	—
Net Cash Used in Investing Activities	(589)	(248)

Cash Flows From Financing Activities
Distributions to ConocoPhillips	—	(5,255)
Issuance of debt	—	7,794
Repayment of debt	(505)	(198)
Issuance of common stock	(3)	2
Repurchase of common stock	(928)	—
Dividends paid on common stock	(386)	—
Other	(4)	(67)
Net Cash Provided by (Used in) Financing Activities	(1,826)	2,276

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(20)	3

Net Change in Cash and Cash Equivalents	746	3,104
Cash and cash equivalents at beginning of period	3,474	—
Cash and Cash Equivalents at End of Period	$4,220	3,104
See Notes to Consolidated Financial Statements.

Consolidated Statement of Changes in Equity	Phillips 66

	Millions of Dollars
	Attributable to Phillips 66
	Common Stock
	Par Value	Capital in Excess of Par	Treasury Stock	Retained Earnings	Net Parent Company Investment	Accum. Other Comprehensive Income (Loss)	Noncontrolling Interests	Total

December 31, 2011	$—	—	—	—	23,142	122	29	23,293
Net income	—	—	—	692	1,125	—	3	1,820
Net transfers to ConocoPhillips	—	—	—	—	(5,707)	(541)	—	(6,248)
Other comprehensive income	—	—	—	—	—	61	—	61
Reclassification of net parent company
investment to capital in excess of par	—	18,560	—	—	(18,560)	—	—	—
Issuance of common stock at the Separation	6	(6)	—	—	—	—	—	—
Distributed under benefit plans	—	54	—	—	—	—	—	54
Distributions to noncontrolling interests and other	—	—	—	—	—	—	(1)	(1)
June 30, 2012	$6	18,608	—	692	—	(358)	31	18,979

December 31, 2012	$6	18,726	(356)	2,713	—	(314)	31	20,806
Net income	—	—	—	2,365	—	—	5	2,370
Other comprehensive loss	—	—	—	—	—	(252)	—	(252)
Cash dividends paid on common stock	—	—	—	(386)	—	—	—	(386)
Repurchase of common stock	—	—	(928)	—	—	—	—	(928)
Benefit plan activity	—	89	—	(5)	—	—	—	84
Distributions to noncontrolling interests and other	—	(3)	—	—	—	—	(1)	(4)
June 30, 2013	$6	18,812	(1,284)	4,687	—	(566)	35	21,690

	Shares in Thousands
	Common Stock Issued	Treasury Stock
December 31, 2012	631,150	7,604
Repurchase of common stock	—	15,025
Shares issued—stock-based compensation	2,509	—
June 30, 2013	633,659	22,629
See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements	Phillips 66

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

Basis of Presentation
Prior to the Separation, our results of operations, financial position and cash flows consisted of ConocoPhillips' refining, marketing and transportation operations; its natural gas gathering, processing, transmission and marketing operations, primarily conducted through its equity investment in DCP Midstream, LLC (DCP Midstream); its petrochemical operations, conducted through its equity investment in Chevron Phillips Chemical Company LLC (CPChem); its power generation operations; and an allocable portion of its corporate costs (together, the “downstream businesses”). These financial statements have been presented as if the downstream businesses had been combined for all periods presented prior to the Separation. All intercompany transactions and accounts within the downstream businesses were eliminated. The statement of income for the period prior to the Separation includes expense allocations for certain corporate functions historically performed by ConocoPhillips and not allocated to its operating segments, including allocations of general corporate expenses related to executive oversight, accounting, treasury, tax, legal, procurement and information technology. These allocations were based primarily on specific identification of time and/or activities associated with the downstream businesses, employee headcount or capital expenditures, and our management believes the assumptions underlying the allocations were reasonable. The combined financial statements may not necessarily reflect all of the actual expenses that would have been incurred had we been a stand-alone company during the period presented prior to the Separation. All financial information presented after the Separation represents the consolidated results of operations, financial position and cash flows of Phillips 66. Accordingly:

•
Our consolidated statements of income and comprehensive income for the three and six months ended June 30, 2013, consist entirely of the consolidated results of Phillips 66. Our consolidated statements of income and comprehensive income for the three months ended June 30, 2012, consist of the consolidated results of Phillips 66 for the two months ended June 30, 2012, and the combined results of the downstream businesses for the one month ended April 30, 2012. Our consolidated statements of income and comprehensive income for the six months ended June 30, 2012, consist of the consolidated results of Phillips 66 for the two months ended June 30, 2012, and of the combined results of the downstream businesses for the four months ended April 30, 2012.

•	Our consolidated balance sheet at June 30, 2013, and December 31, 2012, consists of the consolidated balances of Phillips 66.

•
Our consolidated statement of cash flows for the six months ended June 30, 2013, consists entirely of the consolidated results of Phillips 66. Our consolidated statement of cash flows for the six months ended June 30, 2012, consists of the consolidated results of Phillips 66 for the two months ended June 30, 2012, and the combined results of the downstream businesses for the four months ended April 30, 2012.

•
Our consolidated statement of changes in equity for the six months ended June 30, 2013, consists entirely of the consolidated results of Phillips 66. Our consolidated statement of changes in equity for the six months ended June 30, 2012, consists of both the combined activity for the downstream businesses prior to April 30, 2012, and the consolidated activity for Phillips 66 completed at and subsequent to the Separation on April 30, 2012.

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

The new segment alignment is presented for the three- and six-month periods ended June 30, 2013, with the prior periods recast for comparability.

Note 2—Interim Financial Information

The interim financial information presented in the financial statements included in this report is unaudited and includes all known accruals and adjustments necessary, in the opinion of management, for a fair presentation of the consolidated financial position of Phillips 66 and its results of operations and cash flows for the periods presented. Unless otherwise specified, all such adjustments are of a normal and recurring nature. Certain notes and other information have been condensed or omitted from the interim financial statements included in this report. Therefore, these interim financial statements should be read in conjunction with the consolidated financial statements and notes included in our 2012 Annual Report on Form 10-K. The results of operations for the three and six months ended June 30, 2013, are not necessarily indicative of the results to be expected for the full year.

Note 3—Variable Interest Entities (VIEs)

We hold significant variable interests in VIEs that have not been consolidated because we are not considered the primary beneficiary. Information on these VIEs follows:

Merey Sweeny, L.P. (MSLP) is a limited partnership that owns a delayed coker and related facilities at the Sweeny Refinery. As discussed more fully in Note 6—Investments, Loans and Long-Term Receivables, in August 2009 a call right was exercised to acquire the 50 percent ownership interest in MSLP of the co-venturer, Petróleos de Venezuela S.A. (PDVSA). That exercise has been challenged, and the dispute is being arbitrated. Because the exercise has been challenged by PDVSA, we continue to use the equity method of accounting for MSLP, and the VIE analysis below is based on the ownership and governance structure in place prior to the exercise of the call right. MSLP is a VIE because, in securing lender consents in connection with the Separation, we provided a 100 percent debt guarantee to the lender of the 8.85% senior notes issued by MSLP. PDVSA did not participate in the debt guarantee. In our VIE assessment, this disproportionate debt guarantee, plus other liquidity support provided jointly by us and PDVSA independently of equity ownership, results in MSLP not being exposed to all potential losses. We have determined we are not the primary beneficiary while our call exercise is in dispute because under the partnership agreement the co-venturers jointly direct the activities of MSLP that most significantly impact economic performance. At June 30, 2013, our maximum exposure represented the outstanding principal debt balance of $224 million. The book value of our investment in MSLP at June 30, 2013, was $57 million.

We have a 50 percent ownership interest with a 50 percent governance interest in Excel Paralubes (Excel). Excel is a VIE because, in securing lender consents in connection with the Separation, ConocoPhillips provided a 50 percent debt guarantee to the lender of the 7.43% senior secured bonds issued by Excel. We provided a full indemnity to ConocoPhillips for this debt guarantee. Our co-venturer did not participate in the debt guarantee. In our assessment of the VIE, this debt guarantee, plus other liquidity support up to $60 million provided jointly by us and our co-venturer independently of equity ownership, results in Excel not being exposed to all potential losses. We have determined we are not the primary beneficiary because we and our co-venturer jointly direct the activities of Excel that most significantly impact economic performance. We continue to use equity method accounting for this investment. At June 30, 2013, our maximum exposure represented 50 percent of the outstanding principal debt balance of $140 million, or $70 million, plus half of the $60 million liquidity support, or $30 million. The book value of our investment in Excel at June 30, 2013, was $134 million.

Note 4—Inventories

Inventories consisted of the following:

	Millions of Dollars
	June 30 2013	December 31 2012

Crude oil and petroleum products	$4,735	3,138
Materials and supplies	298	292
	$5,033	3,430

Inventories valued on the last-in, first-out (LIFO) basis totaled $4,617 million and $2,987 million at June 30, 2013, and December 31, 2012, respectively. The estimated excess of current replacement cost over LIFO cost of inventories amounted to approximately $7,500 million and $7,700 million at June 30, 2013, and December 31, 2012, respectively.

Our planned year-to-date reductions in inventory caused liquidations of LIFO inventory values. These liquidations increased net income by approximately $17 million during both of the three- and six-month periods ended June 30, 2013, and $71 million and $85 million, respectively, for the comparable periods of 2012.

Note 5—Assets Held for Sale or Sold

In May 2013, we entered into an agreement to sell the Immingham Combined Heat and Power Plant (ICHP), which is included in our M&S segment. The sale closed in July 2013. As of June 30, 2013, the plant and related assets were classified as held for sale; accordingly, we reclassified long-term assets to the “Prepaid expenses and other current assets” line of our consolidated balance sheet. These assets primarily consist of $719 million of net properties, plants and equipment (PP&E) and $110 million of allocated goodwill. We also reclassified $120 million of deferred tax liabilities to the “Prepaid expenses and other current assets” line of our consolidated balance sheet. This reclassification was to current assets instead of current liabilities due to the netting of deferred tax balances in our United Kingdom group tax reporting structure. In addition, we reclassified other long-term liabilities to the “Other accruals” line of our consolidated balance sheet.

In May 2013, we sold our E-Gas™ Technology business. The business was included in our M&S segment and at the time of disposition had a net carrying value of approximately $13 million, including a goodwill allocation. The $40 million before-tax gain is included in the "Net gain on dispositions" line of our consolidated income statement.

In March 2013, corporate property with a carrying amount of $50 million was classified as held for sale and included in the "Prepaid expenses and other current assets" line of our consolidated balance sheet. In June 2013, this property was reclassified as held for use as our initial efforts to market the property led us to conclude a sale was not probable within the next twelve months. As of June 30, 2013, the property was included in the “Net properties, plants and equipment” line of our consolidated balance sheet.

In June 2012, we sold our refinery located on the Delaware River in Trainer, Pennsylvania with a net carrying value of $38 million, including a goodwill allocation. The refinery and associated terminal and pipeline assets were included in our Refining segment. The $189 million before-tax gain on this disposition was included in the “Net gain on dispositions” line of our consolidated income statement.

Note 6—Investments, Loans and Long-Term Receivables

Equity Investments
Summarized 100 percent financial information for WRB Refining LP and CPChem were as follows:

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012

Revenues	$8,075	8,527	16,212	17,062
Income before income taxes	998	1,477	2,766	2,576
Net income	975	1,451	2,725	2,533

Loans and Long-Term Receivables
In 2012, we entered into a market-based shareholder financing agreement for up to $100 million with the Malaysian Refining Company Sdn. Bhd. (MRC). At December 31, 2012, MRC had drawn the total $100 million facility. The advance was recorded as a short-term related party advance with interest income recorded in equity earnings to offset the corresponding interest expense by MRC. As of June 30, 2013, the loan had been repaid.

Other
On July 1, 2013, we increased our ownership interest in WRB to 50 percent by purchasing ConocoPhillips' 0.4 percent interest.

MSLP owns a delayed coker and related facilities at the Sweeny Refinery. MSLP processes long residue, which is produced from heavy sour crude oil, for a processing fee. Fuel-grade petroleum coke is produced as a by-product and becomes the property of MSLP. Prior to August 28, 2009, MSLP was owned 50/50 by ConocoPhillips and PDVSA. Under the agreements that govern the relationships between the partners, certain defaults by PDVSA with respect to supply of crude oil to the Sweeny Refinery triggered the right to acquire PDVSA’s 50 percent ownership interest in MSLP, which was exercised on August 28, 2009. PDVSA has initiated arbitration with the International Chamber of Commerce challenging the exercise of the call right and claiming it was invalid. The arbitral tribunal held hearings on the merits of the dispute in December 2012, and post-hearing briefs were exchanged in March 2013. We expect a final ruling in the second half of 2013. We continue to use the equity method of accounting for our investment in MSLP.

Note 7—Properties, Plants and Equipment

Our investment in PP&E, with the associated accumulated depreciation and amortization (Accum. D&A), was:

	Millions of Dollars
	June 30, 2013			December 31, 2012
	Gross PP&E	Accum. D&A	Net PP&E	Gross PP&E	Accum. D&A	Net PP&E

Midstream	$2,580	1,063	1,517	2,460	1,016	1,444
Chemicals	—	—	—	—	—	—
Refining	18,394	6,380	12,014	17,989	5,913	12,076
Marketing and Specialties	1,359	708	651	2,500	1,078	1,422
Corporate and Other	913	416	497	880	415	465
	$23,246	8,567	14,679	23,829	8,422	15,407

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

In May 2013, we reclassified $110 million of goodwill within the M&S segment to “Prepaid expenses and other current assets” to reflect the held-for-sale classification for the ICHP disposition. See Note 5—Assets Held for Sale or Sold for additional information.

The carrying amount of goodwill was as follows:

	Millions of Dollars
	June 30 2013	December 31 2012

Midstream	$518	518
Refining	1,933	1,934
Marketing and Specialties	777	892
	$3,228	3,344

Note 9—Impairments

The three- and six-month periods ended June 30, 2013 and 2012, included the following before-tax impairment charges:

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012

Midstream	$—	275	—	276
Refining	1	—	1	42
Marketing and Specialties	—	—	15	—
Corporate and Other	—	—	9	—
	$1	275	25	318

During the six-month period of 2013, we recorded a $15 million held-for-use impairment in our M&S segment, primarily related to PP&E associated with our planned exit from the composite graphite business.

During the second quarter of 2012, we recorded a $275 million impairment of our investment in Rockies Express Pipeline LLC. In addition, during the six-month period of 2012, we recorded a $42 million held-for-sale impairment in our Refining segment related to equipment formerly associated with the canceled Wilhelmshaven Refinery upgrade project.

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

On April 30, 2012, 625.3 million shares of our common stock were distributed to ConocoPhillips stockholders in conjunction with the Separation. For comparative purposes, and to provide a more meaningful calculation of weighted-average shares outstanding, we have assumed this amount to be outstanding as of the beginning of each period prior to the Separation presented in the calculation of weighted-average shares. In addition, we have assumed the fully vested stock and unit awards outstanding at April 30, 2012, were also outstanding for each of the periods presented prior to the Separation; and we have assumed the dilutive securities outstanding at April 30, 2012, were also outstanding for each period prior to the Separation.

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Basic EPS Calculation
Allocation of earnings (millions):
Net income attributable to Phillips 66	$958	1,181	2,365	1,817
Income allocated to participating securities	(1)	—	(2)	—
Income available to common stockholders	$957	1,181	2,363	1,817

Weighted-average common shares outstanding (thousands): Basic	619,143	628,510	622,086	628,069

Basic EPS (dollars)	$1.55	1.88	3.80	2.89

Diluted EPS Calculation
Allocation of earnings (millions):
Net income attributable to Phillips 66	$958	1,181	2,365	1,817
Income allocated to participating securities	—	—	—	—
Income available to common stockholders	$958	1,181	2,365	1,817

Weighted-average common shares outstanding (thousands): Basic	619,143	628,510	622,086	628,069
Dilutive effect of stock-based compensation	5,764	6,647	6,291	6,982
Weighted-average diluted common shares outstanding	624,907	635,157	628,377	635,051

Diluted EPS (dollars)	$1.53	1.86	3.76	2.86

Note 11—Debt

During the second quarter of 2013, we amended our revolving credit agreement by entering into the First Amendment to Credit Agreement (Amendment). The Amendment increased the borrowing capacity from $4.0 billion to $4.5 billion, extended the maturity from February 2017 to June 2018, reduced the margin applied to interest and fees accruing on and after the Amendment effective date, and made certain amendments with respect to Phillips 66 Partners LP.

Also during the second quarter of 2013, we amended our trade receivables securitization facility by entering into the First Amendment to Receivables Purchase Agreement (Securitization Amendment). The Securitization Amendment decreased the borrowing capacity from $1.2 billion to $696 million and made certain amendments with respect to Phillips 66 Partners.

On June 7, 2013, Phillips 66 Partners entered into a senior unsecured $250 million revolving credit agreement (Revolver) with a syndicate of financial institutions. On July 26, 2013, Phillips 66 Partners, in connection with its initial public offering of common units, closed on the facility. Phillips 66 Partners has the option to increase the overall capacity of the Revolver by up to an additional $250 million, subject to certain conditions. The Revolver is for an initial term of five years. As of June 30, 2013, no amount had been drawn under this facility.

We have no material scheduled debt maturities in 2013; however, in June 2013, we made a $500 million prepayment on our term loan.

At both June 30, 2013, and December 31, 2012, we had no direct outstanding borrowings under our revolving credit agreement or our trade receivables securitization facility. However, as of both June 30, 2013, and December 31, 2012, $51 million in letters of credit had been issued that were supported by our revolving credit agreement. As of June 30, 2013, and December 31, 2012, $106 million and $166 million, respectively, in letters of credit had been issued that were collateralized by trade receivables held by a subsidiary under our trade receivables securitization facility. Accordingly, as of June 30, 2013, we had an aggregate $5.0 billion of total capacity available under these facilities.

Note 12—Guarantees

At June 30, 2013, we were liable for certain contingent obligations under various contractual arrangements as described below. We recognize a liability, at inception, for the fair value of our obligation as a guarantor for newly issued or modified guarantees. Unless the carrying amount of the liability is noted below, we have not recognized a liability either because the guarantees were issued prior to December 31, 2002, or because the fair value of the obligation is immaterial. In addition, unless otherwise stated, we are not currently performing with any significance under the guarantee and expect future performance to be either immaterial or have only a remote chance of occurrence.

Guarantees of Joint Venture Debt
In April 2012, in connection with the Separation, we issued a guarantee for 100 percent of the 8.85% senior notes issued by MSLP in July 1999. At June 30, 2013, the maximum potential amount of future payments to third parties under the guarantee is estimated to be $224 million, which could become payable if MSLP fails to meet its obligations under the senior notes agreement. The senior notes mature in 2019.

At June 30, 2013, we had other guarantees outstanding for our portion of certain joint venture debt obligations, which have terms of up to 12 years. The maximum potential amount of future payments under the guarantees is approximately $108 million. Payment would be required if a joint venture defaults on its debt obligations.

Other Guarantees
We have residual value guarantees associated with leases with maximum future potential payments totaling approximately $246 million. We have other guarantees with maximum future potential payment amounts totaling $294 million, which consist primarily of guarantees to fund the short-term cash liquidity deficits of certain joint ventures, guarantees of third parties related to prior asset dispositions, and guarantees of the lease payment obligations of a joint venture. These guarantees generally extend up to 11 years or life of the venture.

Indemnifications
Over the years, we have entered into various agreements to sell ownership interests in certain corporations, joint ventures and assets that gave rise to qualifying indemnifications. Agreements associated with these sales include indemnifications for taxes, litigation, environmental liabilities, permits and licenses, and employee claims; and real estate indemnity against tenant defaults. The terms of these indemnifications vary greatly. The majority of these indemnifications are related to environmental issues, the term is generally indefinite, and the maximum amount of future payments is generally unlimited. The carrying amount recorded for indemnifications at June 30, 2013, was $265 million. We amortize the indemnification liability over the relevant time period, if one exists, based on the facts and circumstances surrounding each type of indemnity. In cases where the indemnification term is indefinite, we will reverse the liability when we have information the liability is essentially relieved or amortize the liability over an appropriate time period as the fair value of our indemnification exposure declines. Although it is reasonably possible future payments may exceed amounts recorded, due to the nature of the indemnifications, it is not possible to make a reasonable estimate of the maximum potential amount of future payments. Included in the recorded carrying amount were $122 million of environmental accruals for known contamination that are included in asset retirement obligations and accrued environmental costs at June 30, 2013. For additional information about environmental liabilities, see Note 13—Contingencies and Commitments.

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

Note 13—Contingencies and Commitments

A number of lawsuits involving a variety of claims that arose in the ordinary course of business have been filed against us or are subject to indemnifications provided by us. We also may be required to remove or mitigate the effects on the environment of the placement, storage, disposal or release of certain chemical, mineral and petroleum substances at various active and inactive sites. We regularly assess the need for accounting recognition or disclosure of these contingencies. In the case of all known contingencies (other than those related to income taxes), we accrue a liability when the loss is probable and the amount is reasonably estimable. If a range of amounts can be reasonably estimated and no amount within the range is a better estimate than any other amount, then the minimum of the range is accrued. We do not reduce these liabilities for potential insurance or third-party recoveries. If applicable, we record receivables for probable insurance or other third-party recoveries. In the case of income-tax-related contingencies, we use a cumulative probability-weighted loss accrual in cases where sustaining a tax position is less than certain.

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

Although liability of those potentially responsible for environmental remediation costs is generally joint and several for federal sites and frequently so for state sites, we are usually only one of many companies alleged to have liability at a particular site. Due to the joint and several liabilities, we could be responsible for all cleanup costs related to any site at which we have been designated as a potentially responsible party. We have been successful to date in sharing cleanup costs with other financially sound companies. Many of the sites at which we are potentially responsible are still under investigation by the EPA or the state agencies concerned. Prior to actual cleanup, those potentially responsible normally assess the site conditions, apportion responsibility and determine the appropriate remediation. In some instances, we may have no liability or may attain a settlement of liability. Where it appears that other potentially responsible parties may be financially unable to bear their proportional share, we consider this inability in estimating our potential liability, and we adjust our accruals accordingly. As a result of various acquisitions in the past, we assumed certain environmental obligations. Some of these environmental obligations are mitigated by indemnifications made by others for our benefit and some of the indemnifications are subject to dollar and time limits.

We are currently participating in environmental assessments and cleanups at numerous federal Superfund and comparable state sites. After an assessment of environmental exposures for cleanup and other costs, we make accruals on an undiscounted basis (except those acquired in a purchase business combination, which we record on a discounted basis) for planned investigation and remediation activities for sites where it is probable future costs will be incurred and these costs can be reasonably estimated. At June 30, 2013, our consolidated balance sheet included a total environmental accrual of $504 million, compared with $530 million at December 31, 2012. We expect to incur a substantial amount of these expenditures within the next 30 years. We have not reduced these accruals for possible insurance recoveries. In the future, we may be involved in additional environmental assessments, cleanups and proceedings.

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

At June 30, 2013, we had performance obligations secured by letters of credit of $1,860 million (of which $106 million were issued under the trade receivables securitization facility, $51 million were issued under the provisions of our revolving credit facility, and the remainder were issued as direct bank letters of credit) related to various purchase and other commitments incident to the ordinary conduct of business.

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

	Millions of Dollars
	June 30 2013	December 31 2012
Assets
Prepaid expenses and other current assets	$807	767
Other assets	13	3
Liabilities
Other accruals	764	766
Other liabilities and deferred credits	13	3
Hedge accounting has not been used for any items in the table.

The gains (losses) from commodity derivatives incurred, and the line items where they appear on our consolidated statement of income, were:

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012

Sales and other operating revenues	$124	380	118	214
Equity in earnings of affiliates	2	—	(1)	—
Other income	24	45	27	52
Purchased crude oil and products	74	25	163	46
Hedge accounting has not been used for any item in the table.

The table below summarizes our material net exposures resulting from outstanding commodity derivative contracts. These financial and physical derivative contracts are primarily used to manage price exposure on our underlying operations. The underlying exposures may be from non-derivative positions such as inventory volumes. Financial derivative contracts may also offset physical derivative contracts, such as forward sales contracts. As of June 30, 2013, and December 31, 2012, the percentage of our derivative contract volume expiring within the next 12 months was 99 percent for both periods.

	Open Position Long/(Short)
	June 30 2013	December 31 2012
Commodity
Crude oil, refined products and NGL (millions of barrels)	(28)	(8)

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

Our trade receivables result primarily from the sale of products from, or related to, our refinery operations and reflect a broad national and international customer base, which limits our exposure to concentrations of credit risk. The majority of these receivables have payment terms of 30 days or less. We continually monitor this exposure and the creditworthiness of the counterparties and recognize bad debt expense based on historical write-off experience or specific counterparty collectability. Generally, we do not require collateral to limit the exposure to loss; however, we will sometimes use letters of credit, prepayments and master netting arrangements to mitigate credit risk with counterparties that both buy from and sell to us, as these agreements permit the amounts owed by us or owed to others to be offset against amounts due us.

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

The aggregate fair values of all derivative instruments with such credit-risk-related contingent features that were in a liability position were not material at June 30, 2013, or December 31, 2012.

Note 15—Fair Value Measurements

Fair Values of Financial Instruments
We used the following methods and assumptions to estimate the fair value of financial instruments:

•	Cash and cash equivalents: The carrying amount reported on the balance sheet approximates fair value.

•	Accounts and notes receivable: The carrying amount reported on the balance sheet approximates fair value.

•	Debt: The carrying amount of our floating-rate debt approximates fair value. The fair value of our fixed-rate debt is estimated based on quoted market prices.

•
Commodity swaps: Fair value is estimated based on forward market prices and approximates the exit price at period end. When forward market prices are not available, fair value is estimated using the forward prices of a similar commodity with adjustments for differences in quality or location.

•	Futures: Fair values are based on quoted market prices obtained from the New York Mercantile Exchange, the InterContinental Exchange Futures or other traded exchanges.

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

We classify the fair value of an asset or liability based on the lowest level of input significant to its measurement; however, the fair value of an asset or liability initially reported as Level 3 will be subsequently reported as Level 2 if the unobservable inputs become inconsequential to its measurement or corroborating market data becomes available. Conversely, an asset or liability initially reported as Level 2 will be subsequently reported as Level 3 if corroborating market data becomes unavailable. We made no material transfers in or out of Level 1 during the six-month periods ending June 30, 2013 and 2012.

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

The following tables display the fair value hierarchy for our material financial assets and liabilities either accounted for or disclosed at fair value on a recurring basis. These values are determined by treating each contract as the fundamental unit of account; therefore, derivative assets and liabilities with the same counterparty are shown gross (i.e., without the effect of netting where the legal right of setoff exists) in the hierarchy sections of these tables. These tables also show that our Level 3 activity was not material.

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

The carrying values and fair values by hierarchy of our material financial instruments, either carried or disclosed at fair value, and derivative assets and liabilities, including any effects of master netting agreements or collateral, were:

	Millions of Dollars
	June 30, 2013
	Fair Value Hierarchy			Total Fair Value of Gross Assets & Liabilities	Effect of Counterparty Netting	Effect of Collateral Netting	Difference in Carrying Value and Fair Value	Net Carrying Value Presented on the Balance Sheet	Cash Collateral Received or Paid, Not Offset on Balance Sheet
	Level 1	Level 2	Level 3
Commodity Derivative Assets
Exchange-cleared instruments	$493	251	—	744	(712)	—	—	32	1
OTC instruments	—	25	—	25	(12)	—	—	13	—
Physical forward contracts*	—	46	5	51	(3)	—	—	48	—
Rabbi trust assets	58	—	—	58	N/A	N/A	—	58	N/A
	$551	322	5	878	(727)	—	—	151

Commodity Derivative Liabilities
Exchange-cleared instruments	$490	238	—	728	(712)	(16)	—	—	—
OTC instruments	—	24	—	24	(12)	—	—	12	—
Physical forward contracts*	—	24	1	25	(3)	—	—	22	—
Floating-rate debt	550	—	—	550	N/A	N/A	—	550	N/A
Fixed-rate debt, excluding capital leases**	—	6,221	—	6,221	N/A	N/A	(308)	5,913	N/A
	$1,040	6,507	1	7,548	(727)	(16)	(308)	6,497
*Physical forward contracts may have a larger value on the balance sheet than disclosed in the fair value hierarchy when the remaining contract term at the reporting date is greater than 12 months and the short-term portion is an asset while the long-term portion is a liability, or vice versa.
**We carry fixed-rate debt on the balance sheet at amortized cost.

	Millions of Dollars
	December 31, 2012
	Fair Value Hierarchy			Total Fair Value of Gross Assets & Liabilities	Effect of Counterparty Netting	Effect of Collateral Netting	Difference in Carrying Value and Fair Value	Net Carrying Value Presented on the Balance Sheet	Cash Collateral Received or Paid, Not Offset on Balance Sheet
	Level 1	Level 2	Level 3
Commodity Derivative Assets
Exchange-cleared instruments	$380	309	—	689	(672)	(8)	—	9	—
OTC instruments	—	15	—	15	(7)	—	—	8	—
Physical forward contracts*	—	61	2	63	4	—	—	67	—
Rabbi trust assets	50	—	—	50	N/A	N/A	—	50	N/A
	$430	385	2	817	(675)	(8)	—	134

Commodity Derivative Liabilities
Exchange-cleared instruments	$393	328	—	721	(672)	(42)	—	7	(7)
OTC instruments	—	13	—	13	(7)	—	—	6	—
Physical forward contracts*	—	31	1	32	4	—	—	36	—
Floating-rate debt	1,050	—	—	1,050	N/A	N/A	—	1,050	N/A
Fixed-rate debt, excluding capital leases**	—	6,508	—	6,508	N/A	N/A	(590)	5,918	N/A
	$1,443	6,880	1	8,324	(675)	(42)	(590)	7,017
*Physical forward contracts may have a larger value on the balance sheet than disclosed in the fair value hierarchy when the remaining contract term at the reporting date is greater than 12 months and the short-term portion is an asset while the long-term portion is a liability, or vice versa.
**We carry fixed-rate debt on the balance sheet at amortized cost.

Nonrecurring Fair Value Remeasurements
The following table shows the values of assets, by major category, measured at fair value on a nonrecurring basis in periods subsequent to their initial recognition during the six-month periods ended June 30, 2013 and 2012:

	Millions of Dollars
		Fair Value Measurements Using
	Fair Value*	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Before- Tax Loss
June 30, 2013
Net properties, plants and equipment (held for use)	$22	22	—	—	27

June 30, 2012
Net properties, plants and equipment (held for sale)	$32	32	—	—	42
Equity method investment	495	—	—	495	275
*Represents the fair value at the time of the impairment.

During the six-month period ended June 30, 2013, net PP&E held for use related to our composite graphite business in our M&S segment, with a carrying amount of $18 million, was written down to its fair value, resulting in a before-tax loss of $18 million. Fair value was based on an internal assessment of expected discounted future cash flows. During this same period, Corporate net PP&E with a carrying amount of $31 million was written down to its fair value of $22 million, resulting in a before-tax loss of $9 million. The fair value was primarily determined by a third-party valuation.

During the six-month period ended June 30, 2012, our investment in a natural gas transmission pipeline was written down to a fair value of $495 million, resulting in a before-tax loss of $275 million. The fair value was determined principally by the application of an internal discounted cash flow model using estimates of future production, prices, costs and a discount rate believed to be consistent with those used by principal market participants. The decline in the fair value was considered to be other than temporary. During this same period, net PP&E held for sale related to equipment formerly associated with a canceled refinery upgrade project, with a carrying amount of $74 million, was written down to its fair value of $32 million, resulting in a before-tax loss of $42 million. The fair value was primarily determined by a negotiated selling price with a third party.

Note 16—Employee Benefit Plans

Pension and Postretirement Plans
Prior to the Separation, certain of our U.S. and U.K. employees participated in defined benefit pension plans and postretirement benefit plans (Shared Plans) sponsored by ConocoPhillips, which included participants of other ConocoPhillips subsidiaries. Prior to the Separation, we accounted for such Shared Plans as multiemployer benefit plans. Accordingly, we did not record an asset or liability to recognize the funded status of the Shared Plans on our consolidated balance sheet until the Separation, at which time, the assets and liabilities of the Shared Plans which were allocable to our employees were transferred to us and we became the sponsor of the plans.

The allocated benefit cost from Shared Plans, as well as the components of net periodic benefit cost associated with plans sponsored by us for the three and six months ended June 30, 2013 and 2012, is shown in the table below:

	Millions of Dollars
	Pension Benefits				Other Benefits
	2013		2012		2013	2012
	U.S.	Int’l.	U.S.	Int’l.
Components of Net Periodic Benefit Cost
Three Months Ended June 30
Service cost	$31	9	21	6	2	1
Interest cost	23	8	16	6	1	1
Expected return on plan assets	(30)	(8)	(20)	(5)	—	—
Amortization of prior service cost (credit)	1	(1)	1	—	(1)	—
Recognized net actuarial loss	21	3	12	1	—	—
Subtotal net periodic benefit cost	46	11	30	8	2	2
Allocated benefit cost from ConocoPhillips	—	—	18	3	—	2
Total net periodic benefit cost	$46	11	48	11	2	4

Six Months Ended June 30
Service cost	$62	18	21	7	4	1
Interest cost	46	16	16	9	3	1
Expected return on plan assets	(60)	(15)	(20)	(7)	—	—
Amortization of prior service cost (credit)	1	(1)	1	—	(1)	—
Recognized net actuarial loss	42	8	12	3	—	—
Subtotal net periodic benefit cost	91	26	30	12	6	2
Allocated benefit cost from ConocoPhillips	—	—	71	13	—	7
Total net periodic benefit cost	$91	26	101	25	6	9

During the first half of 2013, we contributed $55 million to our U.S. plans and $24 million to our international plans.

Note 17—Accumulated Other Comprehensive Income (Loss)

The following table depicts changes in accumulated other comprehensive loss by component, as well as detail on reclassifications out of accumulated other comprehensive loss:

	Millions of Dollars
	Defined Benefit Plans	Foreign Currency Translation	Hedging	Accumulated Other Comprehensive Loss

December 31, 2012	$(778)	466	(2)	(314)
Other comprehensive income (loss) before reclassifications	(5)	(281)	1	(285)
Amounts reclassified from accumulated other comprehensive income (loss)*
Amortization of defined benefit plan items**
Actuarial losses	33	—	—	33
Net current period other comprehensive income (loss)	28	(281)	1	(252)
June 30, 2013	$(750)	185	(1)	(566)
*There were no significant reclassifications related to foreign currency translation or hedging.
**These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit cost (see Note 16—Employee Benefit Plans, for additional information).

Note 18—Cash Flow Information

	Millions of Dollars
	Six Months Ended
	June 30
	2013	2012
Noncash Investing and Financing Activities
Transfer of PP&E in accordance with the Separation and Distribution Agreement with ConocoPhillips	$—	374
Transfer of employee benefit obligations in accordance with the Separation and Distribution Agreement with ConocoPhillips	—	1,201
Increase in deferred tax assets associated with the employee benefit liabilities transferred in accordance with the Separation and Distribution Agreement with ConocoPhillips	—	329

Cash Payments
Interest	$132	6
Income taxes*	896	107
*Excludes our share of cash tax payments made directly by ConocoPhillips prior to the Separation.

Note 19—Related Party Transactions

Significant transactions with related parties were:

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012

Operating revenues and other income (a)	$2,053	2,099	3,802	4,236
Purchases (b)	4,476	5,778	8,764	14,808
Operating expenses and selling, general and administrative expenses (c)	28	44	52	143
Interest expense (d)	2	2	4	4

(a)
We sold crude oil to MRC. NGL and other petrochemical feedstocks, along with solvents, were sold to CPChem, and gas oil and hydrogen feedstocks were sold to Excel. Certain feedstocks and intermediate products were sold to WRB. We also acted as agent for WRB in supplying other crude oil and feedstocks, wherein the transactional costs did not impact operating revenues. In addition, we charged several of our affiliates, including CPChem and MSLP, for the use of common facilities, such as steam generators, waste and water treaters, and warehouse facilities.

(b)
We purchased refined products from WRB. We also acted as agent for WRB in distributing asphalt and solvents, wherein the transactional costs did not impact purchases. We purchased natural gas and NGL from DCP Midstream and CPChem for use in our refinery processes and other feedstocks from various affiliates. We purchased refined products from MRC. We also paid fees to various pipeline equity companies for transporting finished refined products. In addition, we paid a price upgrade to MSLP for heavy crude processing. We purchased base oils and fuel products from Excel for use in our refining and specialty businesses.

(c)	We paid utility and processing fees to various affiliates.

(d)	We incurred interest expense on a note payable to MSLP. See Note 6—Investments, Loans and Long-Term Receivables, for additional information on loans to affiliated companies.

Also included in the table above are transactions with ConocoPhillips through April 30, 2012, prior to the Separation. These transactions include crude oil purchased from ConocoPhillips as feedstock for our refineries and power sold to ConocoPhillips from our power generation facilities. Sales to and purchases from ConocoPhillips, while it was a related party, were $85 million and $1,112 million, respectively, for the second quarter of 2012. For the six months ended June 30, 2012, sales to and purchases from ConocoPhillips were $381 million and $5,328 million, respectively.

For the period prior to the Separation, the consolidated statement of income includes expense allocations for certain corporate functions historically performed by ConocoPhillips and not allocated to its operating segments, including allocations of general corporate expenses related to executive oversight, accounting, treasury, tax, legal, procurement and information technology. Net charges from ConocoPhillips for these services, reflected in selling, general and administrative expenses, were $9 million and $70 million for the three and six months ended June 30, 2012, respectively.

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

The new segment alignment is presented for the three- and six-month periods ended June 30, 2013, with the prior periods recast for comparability.

Analysis of Results by Operating Segment

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Sales and Other Operating Revenues
Midstream
Total sales	$1,427	1,680	3,010	3,761
Intersegment eliminations	(210)	(193)	(442)	(464)
Total Midstream	1,217	1,487	2,568	3,297
Chemicals	3	3	5	6
Refining
Total sales	31,048	33,953	60,855	67,685
Intersegment eliminations	(18,510)	(18,527)	(36,367)	(36,584)
Total Refining	12,538	15,426	24,488	31,101
Marketing and Specialties
Total sales	29,768	30,352	57,991	58,966
Intersegment eliminations	(295)	(524)	(564)	(843)
Total Marketing and Specialties	29,473	29,828	57,427	58,123
Corporate and Other	9	3	15	3
Consolidated sales and other operating revenues	$43,240	46,747	84,503	92,530

Net Income (Loss) Attributable to Phillips 66
Midstream	$90	(75)	200	33
Chemicals	181	207	463	424
Refining	481	916	1,403	1,309
Marketing and Specialties	332	252	520	240
Corporate and Other	(126)	(119)	(221)	(189)
Consolidated net income attributable to Phillips 66	$958	1,181	2,365	1,817

	Millions of Dollars
	June 30 2013	December 31 2012
Total Assets
Midstream	$4,783	4,641
Chemicals	3,969	3,816
Refining	27,446	26,834
Marketing and Specialties	8,502	8,012
Corporate and Other	5,229	4,770
Consolidated total assets	$49,929	48,073

Note 21—Income Taxes

Our effective tax rate for the second quarter and first six months of 2013 was 35 percent and 33 percent, respectively, compared with 38 percent and 39 percent for the corresponding periods of 2012. The decrease in the effective tax rate was primarily due to the absence of U.S. income tax expense on foreign dividends, the majority of which was recorded as a result of corporate restructuring to effectuate the Separation.

The effective tax rate varies from the federal statutory rate of 35 percent primarily as a result of the domestic manufacturing deduction and foreign operations, partially offset by state income tax.

Note 22—Subsequent Event

Initial Public Offering of Phillips 66 Partners LP
In February 2013, we formed Phillips 66 Partners LP, a traditional master limited partnership, to own, operate, develop and acquire primarily fee-based crude oil, refined petroleum product and natural gas liquids pipelines and terminals, as well as other transportation and midstream assets. On July 26, 2013, Phillips 66 Partners closed its initial public offering of 18,888,750 common units at a price of $23.00 per unit, which included a 2,463,750 common unit over-allotment option that was fully exercised by the underwriters. Phillips 66 Partners received an estimated $405 million in net proceeds from the sale of the units, after deducting underwriting discounts, commissions, structuring fees and estimated offering expenses. The net proceeds will be retained within Phillips 66 Partners for general partnership purposes, including to fund potential future acquisitions from us and third parties, along with potential future expansion capital expenditures.

We own a 71.7 percent limited partner interest and a 2.0 percent general partner interest in Phillips 66 Partners, while the public owns a 26.3 percent limited partner interest. We expect to consolidate Phillips 66 Partners for financial reporting purposes. Headquartered in Houston, Texas, Phillips 66 Partners' initial assets consist of crude oil and refined petroleum product pipeline, terminal, and storage systems in the Central and Gulf Coast regions of the United States, each of which is integral to a connected Phillips 66-operated refinery.

Note 23—Condensed Consolidating Financial Information

Our $5.8 billion of Senior Notes were issued by Phillips 66, and are guaranteed by Phillips 66 Company, a 100-percent-owned subsidiary. Phillips 66 Company has fully and unconditionally guaranteed the payment obligations of Phillips 66 with respect to these debt securities. The following condensed consolidating financial information presents the results of operations, financial position and cash flows for:

•	Phillips 66 and Phillips 66 Company (in each case, reflecting investments in subsidiaries utilizing the equity method of accounting).

•	All other nonguarantor subsidiaries.

•	The consolidating adjustments necessary to present Phillips 66's results on a consolidated basis.

This condensed consolidating financial information should be read in conjunction with the accompanying consolidated financial statements and notes.

	Millions of Dollars
	Three Months Ended June 30, 2013
Income Statement	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Revenues and Other Income
Sales and other operating revenues	$—	29,336	13,904	—	43,240
Equity in earnings of affiliates	1,004	829	76	(1,291)	618
Net gain on dispositions	—	40	1	—	41
Other income (loss)	(2)	34	17	—	49
Intercompany revenues	—	239	5,786	(6,025)	—
Total Revenues and Other Income	1,002	30,478	19,784	(7,316)	43,948

Costs and Expenses
Purchased crude oil and products	—	26,419	16,768	(5,910)	37,277
Operating expenses	—	834	206	(7)	1,033
Selling, general and administrative expenses	2	269	126	(23)	374
Depreciation and amortization	—	177	54	—	231
Impairments	—	—	1	—	1
Taxes other than income taxes	—	1,296	2,206	—	3,502
Accretion on discounted liabilities	—	5	1	—	6
Interest and debt expense	67	3	84	(85)	69
Foreign currency transaction gains	—	—	(19)	—	(19)
Total Costs and Expenses	69	29,003	19,427	(6,025)	42,474
Income before income taxes	933	1,475	357	(1,291)	1,474
Provision (benefit) for income taxes	(25)	471	68	—	514
Net income	958	1,004	289	(1,291)	960
Less: net income attributable to noncontrolling interests	—	—	2	—	2
Net Income Attributable to Phillips 66	$958	1,004	287	(1,291)	958

Comprehensive Income	$1,013	1,060	331	(1,388)	1,016

	Millions of Dollars
	Three Months Ended June 30, 2012
Income Statement	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Revenues and Other Income
Sales and other operating revenues	$—	30,495	16,252	—	46,747
Equity in earnings of affiliates	1,226	984	22	(1,417)	815
Net gain (loss) on dispositions	—	189	(1)	—	188
Other income (loss)	—	(51)	128	—	77
Intercompany revenues	—	532	6,094	(6,626)	—
Total Revenues and Other Income	1,226	32,149	22,495	(8,043)	47,827

Costs and Expenses
Purchased crude oil and products	—	27,513	19,494	(6,609)	40,398
Operating expenses	—	806	200	(22)	984
Selling, general and administrative expenses	1	376	104	(1)	480
Depreciation and amortization	—	164	60	—	224
Impairments	—	—	275	—	275
Taxes other than income taxes	—	1,339	2,136	—	3,475
Accretion on discounted liabilities	—	4	2	—	6
Interest and debt expense	69	7	1	6	83
Foreign currency transaction losses	—	—	8	—	8
Total Costs and Expenses	70	30,209	22,280	(6,626)	45,933
Income before income taxes	1,156	1,940	215	(1,417)	1,894
Provision (benefit) for income taxes	(25)	714	23	—	712
Net income	1,181	1,226	192	(1,417)	1,182
Less: net income attributable to noncontrolling interests	—	—	1	—	1
Net Income Attributable to Phillips 66	$1,181	1,226	191	(1,417)	1,181

Comprehensive Income (Loss)	$525	1,078	(82)	(316)	1,205

	Millions of Dollars
	Six Months Ended June 30, 2013
Income Statement	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Revenues and Other Income
Sales and other operating revenues	$—	56,973	27,530	—	84,503
Equity in earnings of affiliates	2,456	1,949	235	(2,983)	1,657
Net gain on dispositions	—	41	1	—	42
Other income (loss)	(2)	49	25	—	72
Intercompany revenues	—	729	10,701	(11,430)	—
Total Revenues and Other Income	2,454	59,741	38,492	(14,413)	86,274

Costs and Expenses
Purchased crude oil and products	—	51,173	32,567	(11,199)	72,541
Operating expenses	—	1,620	405	(14)	2,011
Selling, general and administrative expenses	4	469	279	(46)	706
Depreciation and amortization	—	360	116	—	476
Impairments	—	(3)	28	—	25
Taxes other than income taxes	—	2,504	4,322	—	6,826
Accretion on discounted liabilities	—	10	2	—	12
Interest and debt expense	134	6	170	(171)	139
Foreign currency transaction gains	—	—	(17)	—	(17)
Total Costs and Expenses	138	56,139	37,872	(11,430)	82,719
Income before income taxes	2,316	3,602	620	(2,983)	3,555
Provision (benefit) for income taxes	(49)	1,146	88	—	1,185
Net income	2,365	2,456	532	(2,983)	2,370
Less: net income attributable to noncontrolling interests	—	—	5	—	5
Net Income Attributable to Phillips 66	$2,365	2,456	527	(2,983)	2,365

Comprehensive Income	$2,113	2,205	259	(2,459)	2,118

	Millions of Dollars
	Six Months Ended June 30, 2012
Income Statement	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Revenues and Other Income
Sales and other operating revenues	$—	60,580	31,950	—	92,530
Equity in earnings of affiliates	1,862	1,715	185	(2,213)	1,549
Net gain (loss) on dispositions	—	191	(1)	—	190
Other income (loss)	—	(46)	124	—	78
Intercompany revenues	—	1,496	12,282	(13,778)	—
Total Revenues and Other Income	1,862	63,936	44,540	(15,991)	94,347

Costs and Expenses
Purchased crude oil and products	—	55,796	38,682	(13,752)	80,726
Operating expenses	—	1,723	384	(31)	2,076
Selling, general and administrative expenses	1	630	199	(1)	829
Depreciation and amortization	—	320	120	—	440
Impairments	—	1	317	—	318
Taxes other than income taxes	—	2,620	4,275	—	6,895
Accretion on discounted liabilities	—	7	4	—	11
Interest and debt expense	69	20	1	6	96
Foreign currency transaction gains	—	—	(7)	—	(7)
Total Costs and Expenses	70	61,117	43,975	(13,778)	91,384
Income before income taxes	1,792	2,819	565	(2,213)	2,963
Provision (benefit) for income taxes	(25)	957	211	—	1,143
Net income	1,817	1,862	354	(2,213)	1,820
Less: net income attributable to noncontrolling interests	—	—	3	—	3
Net Income Attributable to Phillips 66	$1,817	1,862	351	(2,213)	1,817

Comprehensive Income	$1,199	1,752	130	(1,200)	1,881

	Millions of Dollars
	At June 30, 2013
Balance Sheet	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Assets
Cash and cash equivalents	$—	2,539	1,681	—	4,220
Accounts and notes receivable	9	2,672	8,239	(1,127)	9,793
Inventories	—	2,851	2,182	—	5,033
Prepaid expenses and other current assets	9	386	1,088	—	1,483
Total Current Assets	18	8,448	13,190	(1,127)	20,529
Investments and long-term receivables	30,985	23,356	6,952	(50,669)	10,624
Net properties, plants and equipment	—	11,694	2,985	—	14,679
Goodwill	—	3,226	2	—	3,228
Intangibles	—	698	18	—	716
Other assets	44	111	1	(3)	153
Total Assets	$31,047	47,533	23,148	(51,799)	49,929

Liabilities and Equity
Accounts payable	$—	7,613	5,842	(1,127)	12,328
Short-term debt	—	14	—	—	14
Accrued income and other taxes	—	296	529	—	825
Employee benefit obligations	—	267	33	—	300
Other accruals	49	269	220	—	538
Total Current Liabilities	49	8,459	6,624	(1,127)	14,005
Long-term debt	6,296	158	1	—	6,455
Asset retirement obligations and accrued environmental costs	—	514	153	—	667
Deferred income taxes	—	4,543	940	(3)	5,480
Employee benefit obligations	—	1,107	221	—	1,328
Other liabilities and deferred credits	3,186	1,908	6,304	(11,094)	304
Total Liabilities	9,531	16,689	14,243	(12,224)	28,239
Common stock	17,534	25,936	8,453	(34,389)	17,534
Retained earnings	4,687	5,612	532	(6,144)	4,687
Accumulated other comprehensive loss	(705)	(704)	(115)	958	(566)
Noncontrolling interests	—	—	35	—	35
Total Liabilities and Equity	$31,047	47,533	23,148	(51,799)	49,929

	Millions of Dollars
	At December 31, 2012
Balance Sheet	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Assets
Cash and cash equivalents	$—	2,410	1,064	—	3,474
Accounts and notes receivable	47	2,889	8,456	(989)	10,403
Inventories	—	1,938	1,492	—	3,430
Prepaid expenses and other current assets	11	403	241	—	655
Total Current Assets	58	7,640	11,253	(989)	17,962
Investments and long-term receivables	28,796	20,798	6,235	(45,358)	10,471
Net properties, plants and equipment	—	11,714	3,693	—	15,407
Goodwill	—	3,344	—	—	3,344
Intangibles	—	710	14	—	724
Other assets	78	114	9	(36)	165
Total Assets	$28,932	44,320	21,204	(46,383)	48,073

Liabilities and Equity
Accounts payable	$17	7,014	4,668	(989)	10,710
Short-term debt	—	13	—	—	13
Accrued income and other taxes	—	245	656	—	901
Employee benefit obligations	—	391	50	—	441
Other accruals	50	279	88	—	417
Total Current Liabilities	67	7,942	5,462	(989)	12,482
Long-term debt	6,795	165	1	—	6,961
Asset retirement obligations and accrued environmental costs	—	563	177	—	740
Deferred income taxes	—	4,478	1,002	(36)	5,444
Employee benefit obligations	—	1,094	231	—	1,325
Other liabilities and deferred credits	1,434	1,435	5,768	(8,322)	315
Total Liabilities	8,296	15,677	12,641	(9,347)	27,267
Common stock	18,376	25,951	8,287	(34,238)	18,376
Retained earnings	2,713	3,145	87	(3,232)	2,713
Accumulated other comprehensive income (loss)	(453)	(453)	158	434	(314)
Noncontrolling interests	—	—	31	—	31
Total Liabilities and Equity	$28,932	44,320	21,204	(46,383)	48,073

	Millions of Dollars
	Six Months Ended June 30, 2013
Statement of Cash Flows	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Cash Flows From Operating Activities
Net Cash Provided by Operating Activities	$1,823	624	804	(70)	3,181

Cash Flows From Investing Activities
Capital expenditures and investments	—	(547)	(374)	163	(758)
Proceeds from asset dispositions	—	53	16	—	69
Collection of advances/loans—related parties	—	—	100	—	100
Net Cash Used in Investing Activities	—	(494)	(258)	163	(589)

Cash Flows From Financing Activities
Repayment of debt	(500)	(5)	—	—	(505)
Issuance of common stock	(3)	—	—	—	(3)
Repurchase of common stock	(928)	—	—	—	(928)
Dividends paid on common stock	(386)	—	(70)	70	(386)
Other	(6)	4	161	(163)	(4)
Net Cash Provided by (Used in) Financing Activities	(1,823)	(1)	91	(93)	(1,826)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	(20)	—	(20)

Net Change in Cash and Cash Equivalents	—	129	617	—	746
Cash and cash equivalents at beginning of period	—	2,410	1,064	—	3,474
Cash and Cash Equivalents at End of Period	$—	2,539	1,681	—	4,220

	Millions of Dollars
	Six Months Ended June 30, 2012
Statement of Cash Flows	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Cash Flows From Operating Activities
Net Cash Provided by (Used in) Operating Activities	$(261)	6,464	(5,130)	—	1,073

Cash Flows From Investing Activities
Capital expenditures and investments	—	(358)	(130)	—	(488)
Proceeds from asset dispositions	—	217	23	—	240
Net Cash Used in Investing Activities	—	(141)	(107)	—	(248)

Cash Flows From Financing Activities
Contributions from (distributions to) ConocoPhillips	(7,469)	(3,837)	6,051	—	(5,255)
Issuance of debt	7,794	—	—	—	7,794
Repayment of debt	—	(193)	(5)	—	(198)
Issuance of common stock	2	—	—	—	2
Other	(66)	—	(1)	—	(67)
Net Cash Provided by (Used in) Financing Activities	261	(4,030)	6,045	—	2,276

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	3	—	3

Net Change in Cash and Cash Equivalents	—	2,293	811	—	3,104
Cash and cash equivalents at beginning of period	—	—	—	—	—
Cash and Cash Equivalents at End of Period	$—	2,293	811	—	3,104

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis is the company’s analysis of its financial performance, financial condition, and of significant trends that may affect future performance. It should be read in conjunction with the consolidated financial statements and notes. It contains forward-looking statements including, without limitation, statements relating to the company’s plans, strategies, objectives, expectations and intentions that are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “estimate,” “believe,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target” and similar expressions identify forward-looking statements. The company does not undertake to update, revise or correct any of the forward-looking information unless required to do so under the federal securities laws. Readers are cautioned that such forward-looking statements should be read in conjunction with the company’s disclosures under the heading: “CAUTIONARY STATEMENT FOR THE PURPOSES OF THE ‘SAFE HARBOR’ PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995,” beginning on page 47.

The terms “earnings” and “loss” as used in Management’s Discussion and Analysis refer to net income (loss) attributable to Phillips 66.

BUSINESS ENVIRONMENT AND EXECUTIVE OVERVIEW

Phillips 66 is an energy manufacturing and logistics company with midstream, chemicals, refining, and marketing and specialties businesses. At June 30, 2013, we had total assets of $50 billion. Our common stock trades on the New York Stock Exchange under the symbol “PSX.”

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

Basis of Presentation
Prior to the Separation, our results of operations, financial position and cash flows consisted of ConocoPhillips' refining, marketing and transportation operations; its natural gas gathering, processing, transmission and marketing operations, primarily conducted through its equity investment in DCP Midstream, LLC (DCP Midstream); its petrochemical operations, conducted through its equity investment in Chevron Phillips Chemical Company LLC (CPChem); its power generation operations; and an allocable portion of its corporate costs (together, the “downstream businesses”). Our financial statements have been presented as if the downstream businesses had been combined for all periods presented prior to the Separation. All intercompany transactions and accounts within the downstream businesses were eliminated. The statement of income for the period prior to the Separation includes expense allocations for certain corporate functions historically performed by ConocoPhillips and not allocated to its operating segments, including allocations of general corporate expenses related to executive oversight, accounting, treasury, tax, legal, procurement and information technology. These allocations were based primarily on specific identification of time and/or activities associated with the downstream businesses, employee headcount or capital expenditures, and our management believes the assumptions underlying the allocations were reasonable. The combined financial statements may not necessarily reflect all of the actual expenses that would have been incurred had we been a stand-alone company during the period presented prior to the Separation. All financial information presented after the Separation represents the consolidated results of operations, financial position and cash flows of Phillips 66.

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

The new segment alignment is presented for the three- and six-month periods ended June 30, 2013, with the prior periods recast for comparability.

Executive Overview
We reported earnings of $958 million in the second quarter of 2013, which generated $968 million in cash from operating activities. We used available cash to fund capital expenditures and investments of $371 million, pay dividends of $192 million, repurchase $546 million of our common stock, and make a $500 million prepayment on our long-term debt. We ended the second quarter of 2013 with $4.2 billion of cash and cash equivalents and approximately $5.0 billion of total capacity available under our liquidity facilities.

In July 2013, Phillips 66 Partners LP, a traditional master limited partnership we formed in February 2013, completed its initial public offering of 18,888,750 common units, raising net proceeds of approximately $405 million. Its initial assets consist of crude oil and refined petroleum product pipeline, terminal and storage systems in the Central and Gulf Coast regions of the United States, each of which is integral to a Phillips 66-operated refinery to which it is connected.

Business Environment
The Midstream segment includes our 50 percent equity investment in DCP Midstream. Earnings of DCP Midstream are closely linked to natural gas liquids (NGL) prices, natural gas prices and, to a lesser extent, crude oil prices. NGL prices decreased in the second quarter of 2013, compared with the first quarter of 2013 and second quarter of 2012, due to relatively higher inventories driven by growing NGL production from liquids-rich shale plays with limited corresponding demand increase from the petrochemical industry and constrained export capacity. Natural gas prices increased in the second quarter of 2013, compared with both the first quarter of 2013 and second quarter of 2012. The petrochemicals industry has announced several major ethane-based crackers to be located in the U.S. Gulf Coast region, which should, over time, increase NGL demand.

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

Results for our Refining segment depend largely on refining margins, cost control, refinery throughput, and product yields. The crack spread is a measure of the difference between market prices for refined petroleum products and crude oil, and it is used within our industry as an indicator for refining margins. The U.S. 3:2:1 crack spread (three barrels of crude oil producing two barrels of gasoline and one barrel of diesel) increased in the second quarter of 2013, compared with the first quarter of 2013, while it decreased as compared to the second quarter of 2012. The second-quarter 2013 domestic industry crack spread improved over the first quarter of 2013 primarily as a result of the larger decline in average crude prices compared to the decline in gasoline prices.  West Texas Intermediate (WTI) remained relatively flat to the first quarter of 2013; however, Brent and Louisiana Light Sweet (LLS) were down in the second quarter of 2013 due to an increase in global production. Clean product prices were impacted in the second quarter of 2013 by refinery expansions coming online, which increased supply while demand remained fairly flat.  The decline in the second-quarter 2013 domestic industry crack spread over the second quarter of 2012 was driven by a larger decline in gasoline prices compared to crude prices.  In addition, the larger decline in gasoline prices during the first half of 2013, compared with 2012, was primarily due to expansion in refining capacity.
U.S. crude production continued to increase, and limited infrastructure for takeaway options resulted in advantaged crude prices for U.S. refiners with access to these lower-cost crudes. Sustained pressure on inventories in the Midcontinent caused WTI crude to continue trading at a discount relative to crudes such as LLS and Brent during the six-month period of 2013. Refineries capable of processing WTI crude and crude oils that price relative to WTI, primarily the Midcontinent refineries, benefited from these lower regional feedstock prices.

The Northwest Europe benchmark crack spread in the second quarter of 2013 increased compared with the first quarter of 2013 and fell compared with the second quarter of 2012.  The stronger benchmark crack spread in Northwest Europe for the second quarter of 2013 from the first quarter of 2013 resulted from the larger decline in crude prices compared to the decline in gasoline prices as European and Russian supplies were reduced during the spring turnaround season.  Crude oil prices fell as a result of both increasing global production and refinery turnarounds reducing demand. The Northwest Europe crack spread for the second quarter of 2013, as compared with the second quarter of 2012, decreased as product cracks were stronger in 2012 with steady gasoline demand and lower distillate imports.
Results for our M&S segment depend largely on marketing fuel margins, lubricant margins and other specialty product margins. These margins are primarily based on market factors, largely determined by the relationship between demand and supply. Marketing fuel margins are primarily determined by the trend of the spot prices for refined products. Generally, a downward trend of spot prices has a favorable impact on the marketing fuel margins, while an upward trend of spot prices has an unfavorable impact on marketing fuel margins.

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

During the first six months of 2013, the price of ethanol-based RINs increased from less than 10 cents per gallon of ethanol at the beginning of 2013 to a peak of approximately $1.10 per gallon. This increase has been attributed to, among other items, the impending ethanol “blend wall”—the situation where the EPA's mandated quantities of ethanol to be blended exceeds 10 percent of produced gasoline. While various options to address blend wall concerns have been proposed, such as statutory or regulatory amendments, it is impossible to predict at this time whether and when any such option will be implemented. It is also not possible to reliably determine how much of increased RIN costs may ultimately be included in the selling price of motor fuels. Accordingly, the long-term impact of the EPA's RFS program on our refining margins is uncertain. If sufficient quantities of RINs are unavailable for purchase or we are otherwise unable to meet the EPA's RFS quotas, our business, financial condition and results of operations could be materially adversely affected.

RESULTS OF OPERATIONS

Unless otherwise indicated, discussion of results for the three- and six-month periods ended June 30, 2013, is based on a comparison with the corresponding periods of 2012.

Consolidated Results
A summary of net income (loss) attributable to Phillips 66 by business segment follows:

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012

Midstream	$90	(75)	200	33
Chemicals	181	207	463	424
Refining	481	916	1,403	1,309
Marketing and Specialties	332	252	520	240
Corporate and Other	(126)	(119)	(221)	(189)
Net income attributable to Phillips 66	$958	1,181	2,365	1,817

Earnings for Phillips 66 decreased $223 million, or 19 percent, in the second quarter of 2013, primarily due to lower refining margins, reflecting lower product differentials, and narrowing feedstock advantage. These decreases were partially offset by lower impairments in our Midstream segment. Earnings increased 30 percent in the six-month period ended June 30, 2013, due to improved results mainly from higher margins in our Refining and M&S segments and lower impairments in our Midstream segment.

See the “Segment Results” section for additional information on our segment results.

Income Statement Analysis

Sales and other operating revenues for the second quarter and six-month period of 2013 decreased 8 percent and 9 percent, respectively, and purchased crude oil and products decreased 8 percent and 10 percent, respectively. The decreases were mainly due to lower prices for petroleum products, crude oil and NGL.

Equity in earnings of affiliates for the second quarter of 2013 decreased 24 percent, which primarily resulted from decreased earnings from WRB Refining LP and CPChem:

•
Equity in earnings of WRB decreased 35 percent, mainly due to lower refining margins in the Central Corridor region and lower refining volumes associated with unplanned outages in the second quarter of 2013.

•	Equity in earnings of CPChem decreased 25 percent, mainly due to unplanned outages and extended turnaround activity resulting in lower production volumes, realized margins, and higher costs.

Earnings for the six-month period of 2013 increased 7 percent, primarily due to increased earnings from WRB and Malaysian Refining Company Sdn. Bhd. (MRC):

•
Equity in earnings of WRB increased $70 million, mainly due to higher refining margins in the Central Corridor region partially offset by lower volumes associated with maintenance turnaround activity and unplanned outages.

•	Equity in earnings of MRC increased $60 million, mainly due to higher refining margins.

Net gain on dispositions for the second quarter and six-month period of 2013 decreased $147 million and $148 million, respectively, primarily related to the absence of a before-tax gain of $189 million from the sale of the Trainer Refinery and associated terminal and pipeline assets in the second quarter of 2012.

Other income for the second quarter and six-month period of 2013 decreased $28 million and $6 million, respectively. The decrease for the second quarter was primarily due to decreased gains from trading activities not directly related to our physical business.

Selling, general and administrative expenses for the second quarter and six-month period of 2013 decreased 22 percent and 15 percent, respectively, primarily resulting from 2012 costs relating to a prior retail disposition program and costs associated with the Separation.

Impairments in the first six months of 2013 were $25 million, including $15 million of impairments in our M&S segment, primarily related to an impairment of properties, plants and equipment associated with our planned exit from the composite graphite business. Impairments during the same period of 2012 were $318 million, which included a $275 million impairment of our equity investment in Rockies Express Pipeline LLC and a $42 million impairment of equipment formerly associated with the canceled Wilhelmshaven Refinery upgrade project. For additional information on the impairments, see Note 9—Impairments, in the Notes to Consolidated Financial Statements.

Interest and debt expense for the second quarter of 2013 decreased $14 million, primarily due to lower debt outstanding. Interest and debt expense increased $43 million in the six-month period of 2013, primarily due to debt issued in connection with the Separation.

Foreign currency transaction (gains) losses for the second quarter of 2013 were a $19 million gain, compared with a loss of $8 million for the second quarter of 2012. For the six-month period of 2013, the gains increased $10 million compared with the same period of 2012. The favorable changes were primarily due to the U.S. dollar weakening against both the British pound and the euro during both periods of 2013, compared with the U.S. dollar strengthening against both the British pound and the euro during both periods of 2012.

See Note 21—Income Taxes, in the Notes to Consolidated Financial Statements, for information regarding our provision for income taxes and effective tax rates.

Segment Results

Midstream

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
	Millions of Dollars
Net Income Attributable to Phillips 66*
Transportation	$50	(146)	96	(117)
DCP Midstream	30	42	86	102
NGL Operations and Other	10	29	18	48
Total Midstream	$90	(75)	200	33
*Prior period amounts have been recast to reflect the realignment of DCP Sand Hills Pipeline LLC and DCP Southern Hills Pipeline LLC from "Transportation" to "NGL Operations and Other."

	Dollars per Unit
Weighted Average NGL Price*
DCP Midstream (per barrel)	$29.77	32.48	30.43	37.29
DCP Midstream (per gallon)	0.71	0.77	0.72	0.89
*Based on index prices from the Mont Belvieu and Conway market hubs that are weighted by NGL component and location mix.

	Thousands of Barrels Daily
Transportation Volumes
Pipelines*	3,191	2,870	3,122	2,852
Terminals	1,194	1,181	1,118	1,157

Other Volumes
NGL extracted**	206	196	202	201
NGL fractionated***	113	93	115	99
*Pipelines represent the sum of volumes transported through each separately tariffed pipeline segment, including our share of equity volumes from Yellowstone Pipe Line Company and Lake Charles Pipe Line Company.
**Includes our share of equity affiliates.
***Excludes DCP Midstream.

The Midstream segment purchases raw natural gas from producers and gathers natural gas through an extensive network of pipeline gathering systems. The natural gas is then processed to extract NGL from the raw gas stream. The remaining “residue” gas is marketed to electric utilities, industrial users and gas marketing companies. Most of the NGLs are fractionated—separated into individual components such as ethane, propane and butane—and marketed as chemical feedstock, fuel or blendstock. In addition, the Midstream segment includes transportation and terminaling services associated with the movement of crude oil, refined and specialty products, natural gas and NGL.

The Midstream segment includes our 50 percent equity investment in DCP Midstream, as well as NGL fractionation, trading and marketing businesses in the United States. In addition, the Midstream segment encompasses pipeline and terminal assets in the United States.

Earnings from the Midstream segment increased $165 million in the second quarter of 2013 and $167 million in the six-month period of 2013. The improvements were driven by higher earnings from our Transportation business, partially offset by lower earnings from DCP Midstream and NGL Operations and Other.

Transportation earnings increased $196 million in the second quarter of 2013 and $213 million in the first six months of 2013; these increases primarily resulted from lower impairments, increased throughput fees and higher volumes.

The $12 million decrease in earnings of DCP Midstream during the second quarter of 2013 primarily resulted from the impacts of additional asset dropdowns to DCP Midstream Partners, LP (DCP Partners) partially offset by improved natural gas prices and lower operating costs. During the six-month period of 2013, earnings were negatively impacted by $16 million due to the impacts of additional asset dropdowns to DCP Partners and lower NGL prices, partially offset by increased gains associated with the issuance of limited partner units by DCP Partners, as described below. See the “Business Environment and Executive Overview” section for information on market factors affecting NGL prices.

DCP Partners, a subsidiary of DCP Midstream, issues, from time to time, limited partner units to the public. These issuances benefited our equity in earnings from DCP Midstream, on an after-tax basis, by approximately $32 million in the six-month period ended June 30, 2013, compared with approximately $14 million in 2012.

Earnings of our NGL Operations and Other businesses for the three- and six-month periods ending June 30, 2013, decreased mainly due to gains associated with NGL inventory draws and other impacts in 2012 associated with the Separation.

Chemicals

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
	Millions of Dollars

Net Income Attributable to Phillips 66	$181	207	463	424

	Millions of Pounds
CPChem Externally Marketed Sales Volumes*
Olefins and Polyolefins	3,862	3,510	7,898	7,150
Specialties, Aromatics and Styrenics	1,485	1,811	2,981	3,604
	5,347	5,321	10,879	10,754
*Represents 100 percent of CPChem's outside sales of produced petrochemical products, as well as commission sales from equity affiliates.

Olefins and Polyolefins Capacity Utilization (percent)	78%	92	84	93

The Chemicals segment consists of our 50 percent interest in CPChem, which we account for under the equity method. CPChem uses NGL and other feedstocks to produce petrochemicals. These products are then marketed and sold or used as feedstocks to produce plastics and other chemicals.

Earnings from the Chemicals segment decreased $26 million, or 13 percent, in the second quarter of 2013 and increased $39 million, or 9 percent, in the six-month period of 2013. The decrease in the second quarter of 2013 was primarily driven by unplanned power outages and extended turnaround activity resulting in lower volumes and realized margins, as well as higher costs. These items were partially offset by the absence of costs and interest associated with CPChem's retirement of $1.0 billion of debt in 2012 and higher equity earnings. The increase in earnings in the six-month period of 2013 was primarily due to improved realized margins, higher equity earnings and the absence of costs and interest associated with the retirement of $1.0 billion of debt in 2012. These increases were partially offset by unplanned power outages and extended turnaround activity in the U.S. resulting in decreased volumes and higher costs. See the “Business Environment and Executive Overview” section for information on market factors impacting this quarter's results.

Refining

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
	Millions of Dollars
Net Income (Loss) Attributable to Phillips 66
Atlantic Basin/Europe	$29	137	127	127
Gulf Coast	(65)	183	(21)	138
Central Corridor	396	574	985	979
Western/Pacific	33	(34)	95	(35)
Other refining	88	56	217	100
Worldwide	$481	916	1,403	1,309

	Dollars Per Barrel
Refining Margins
Atlantic Basin/Europe	$6.83	7.98	7.73	7.20
Gulf Coast	4.45	9.36	6.34	7.75
Central Corridor	19.45	26.72	23.29	22.84
Western/Pacific	8.80	7.91	9.21	9.29
Worldwide	9.88	12.85	11.85	11.63

	Thousands of Barrels Daily
Operating Statistics
Refining operations*
Atlantic Basin/Europe
Crude oil capacity	588	588	588	588
Crude oil processed	555	561	563	567
Capacity utilization (percent)	94%	95	96	96
Refinery production	598	616	608	621
Gulf Coast
Crude oil capacity	733	733	733	733
Crude oil processed	664	670	625	635
Capacity utilization (percent)	91%	91	85	87
Refinery production	748	758	698	720
Central Corridor
Crude oil capacity	475	470	475	470
Crude oil processed	474	446	465	462
Capacity utilization (percent)	100%	95	98	98
Refinery production	488	462	481	479
Western/Pacific
Crude oil capacity	440	439	440	439
Crude oil processed	417	391	409	383
Capacity utilization (percent)	95%	89	93	87
Refinery production	452	412	448	408
Worldwide
Crude oil capacity	2,236	2,230	2,236	2,230
Crude oil processed	2,110	2,068	2,062	2,047
Capacity utilization (percent)	94%	93	92	92
Refinery production	2,286	2,248	2,235	2,228
*Includes our share of equity affiliates.

The Refining segment buys, sells and refines crude oil and other feedstocks into petroleum products (such as gasoline, distillates and aviation fuels) at 15 refineries, mainly in the United States, Europe and Asia.

Refining reported earnings of $481 million during the second quarter of 2013, a decrease of $435 million, or 47 percent. This decrease was primarily due to lower realized refining margins, particularly in the Central Corridor and Gulf Coast regions. Compared with the second quarter of 2012, margins were negatively impacted by lower Gulf Coast gasoline and distillate differentials, as well as tightened crude spreads in the Central Corridor and Western/Pacific regions. In addition to margins, refining results were also impacted by the absence of a gain from the sale of the Trainer Refinery and associated terminal and pipeline assets in 2012.

Earnings for the first six months of 2013 were $1,403 million, an increase of $94 million, or 7 percent, primarily due to improved refining margins, increased volumes, tax-related impacts and lower impairments from the 2012 period. These increases were partially offset by the absence of a gain from the sale of the Trainer Refinery and associated terminal and pipeline assets in 2012. The improved refining margins were a result of improved market cracks, particularly in the Central Corridor and Western/Pacific regions during the six-month period.

Our Refining segment continued to incur increased costs to purchase RINs under the EPA's Renewable Fuel Standards program. To the extent these costs are not captured in the selling price of motor fuels, realized refining margins are negatively impacted. See the “Business Environment and Executive Overview” section for information on industry crack spreads and other market factors impacting this quarter’s results.

Our worldwide refining crude oil capacity utilization rate was 94 percent in the second quarter of 2013, compared with 93 percent in the second quarter of 2012. The current year increase was primarily due to lower turnarounds, partially offset by unplanned downtime.

Marketing and Specialties

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
	Millions of Dollars
Net Income (Loss) Attributable to Phillips 66
Marketing and Other	$255	201	428	134
Specialties	77	51	92	106
Total Marketing and Specialties	$332	252	520	240

	Dollars Per Barrel
Realized Marketing Fuel Margin*
U.S.	$1.77	1.80	1.42	1.04
International	4.93	6.36	4.06	4.40
*On third-party petroleum products sales.

	Dollars Per Gallon
U.S. Average Wholesale Prices*
Gasoline	$3.01	3.09	2.97	3.04
Distillates	3.04	3.09	3.09	3.15
*Excludes excise taxes.

	Thousands of Barrels Daily
Marketing Petroleum Products Sales Volumes
Gasoline	1,233	1,161	1,169	1,093
Distillates	1,007	1,009	982	998
Other products	18	18	17	17
Total	2,258	2,188	2,168	2,108

The M&S segment purchases for resale and markets refined petroleum products (such as gasoline, distillates and aviation fuels), mainly in the United States and Europe. In addition, this segment includes the manufacturing and marketing of specialty products (such as lubricants and flow improvers), as well as power generation operations.

The M&S segment earnings were $332 million in the second quarter of 2013, an increase of $80 million, or 32 percent. Earnings for the first six months of 2013 were $520 million, an increase of $280 million, or 117 percent. See the “Business Environment and Executive Overview” section for information on marketing fuel margins and other market factors impacting this quarter's results.

In both periods, the segment benefited from higher margins, decreased costs and a lack of income taxes associated with foreign dividends during 2012. These increases were partially offset by lower inventory impacts. Excluding inventory, M&S margins improved compared with the second quarter of 2012, primarily due to the impact of higher RINs values associated with renewable fuels blending activities. This more than offset weaker U.S. marketing margins in the second quarter of 2013. In addition, the six-month period benefited from the sale of our E-GasTM Technology business.

Corporate and Other

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Net Loss Attributable to Phillips 66
Net interest	$(42)	(45)	(85)	(54)
Corporate general and administrative expenses	(36)	(21)	(70)	(49)
Repositioning costs	—	(30)	—	(30)
Technology	(12)	(11)	(24)	(24)
Other	(36)	(12)	(42)	(32)
	$(126)	(119)	(221)	(189)

Net interest consists of interest and financing expense, net of interest income and capitalized interest. Net interest decreased $3 million in the second quarter of 2013, primarily due to our lower debt principal balance, while it increased $31 million in the six-month period of 2013, primarily due to debt issued in connection with the Separation.

Corporate general and administrative expenses increased $15 million and $21 million in the three- and six-month periods ending June 30, 2013, respectively. The increases were primarily due to incremental costs and expenses associated with operating as a stand-alone company.

The category “Other” includes certain foreign currency transaction gains and losses, environmental costs associated with sites no longer in operation, income tax expenses and other costs not directly associated with an operating segment. The increase in the second quarter was primarily due to recorded environmental accruals.

CAPITAL RESOURCES AND LIQUIDITY

Financial Indicators

	Millions of Dollars Except as Indicated
	June 30 2013	December 31 2012

Short-term debt	$14	13
Total debt	6,469	6,974
Total equity	21,690	20,806
Percent of total debt to capital*	23%	25
Percent of floating-rate debt to total debt	9%	15
*Capital includes total debt and total equity.

To meet our short- and long-term liquidity requirements, we look to a variety of funding sources, but rely primarily on cash generated from operating activities. During the first six months of 2013, we generated $3.2 billion in cash from operations, and received $169 million from investing activities as a result of the collection of a related party advance and asset dispositions. This available cash was primarily used for capital expenditures and investments ($0.8 billion), repurchases of our common stock ($0.9 billion), debt repayments ($0.5 billion) and dividend payments on our common stock ($0.4 billion). During the first half of 2013, cash and cash equivalents increased by $0.7 billion to $4.2 billion.

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

Significant Sources of Capital

Operating Activities
During the first six months of 2013, cash provided by operating activities was $3,181 million, compared with $1,073 million for the first six months of 2012. The improvement in the 2013 period reflected higher realized refining margins, improved marketing margins and increased distributions from WRB and CPChem. In addition, we had positive working capital impacts from increasing commodity prices and decreased inventory builds during the first six months of 2013 versus decreasing commodity prices and greater inventory builds in the first six months of 2012.

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

Generally, demand for gasoline is higher during the spring and summer months than during the fall and winter months in most of our markets due to seasonal changes in highway traffic. As a result, our operating results in the first and fourth quarters are generally lower than in the second and third quarters. However, our cash flow from operations may not always follow this seasonal trend in operating results due to working capital fluctuations associated with inventory management. Historically, we have built inventory levels during the first quarter (thus lowering cash flow from operations) and lowered inventory levels in the fourth quarter (increasing cash flow from operations). Our capital resources may impact the level of discretionary inventory activity we fund. We do not believe these inventory decisions will have a material impact on our short- or long-term liquidity.

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

We made a scheduled U.S. federal income tax payment in the fourth quarter of 2012 using the Internal Revenue Service (IRS) safe harbor method for estimated 2012 taxable income. We determined that a portion of that payment was refundable as an overpayment of estimated tax. As disclosed in our 2012 Annual Report on Form 10-K, we anticipated a refund from the IRS in the first quarter of 2013; however, we subsequently made a determination to use the overpayment to reduce our April 15, 2013, estimated federal income tax payment. As a result, the approximately $350 million benefit to cash from operations was realized in the second quarter of 2013.

Our operating cash flows are also impacted by dividend decisions made by our equity affiliates, including DCP Midstream, CPChem and WRB. During the first six months of 2013, we received dividends of $1,636 million from our equity affiliates, compared with $988 million during the same period of 2012. We cannot control the amount of future dividends from equity affiliates; therefore, future dividend payments by these companies are not assured. For a discussion of distributions by CPChem, see the “Capital Spending—Chemicals” section.

Asset Sales
Proceeds from asset sales were $69 million in the first six months of 2013, compared with $240 million in the first six months of 2012. Asset sales in the six months ended June 30, 2013, included our gasification technology, while asset sales in the corresponding period of 2012 primarily reflected the sale of a refinery and associated terminal and pipeline assets located in Trainer, Pennsylvania. We expect additional proceeds from asset sales of approximately $1 billion during the third quarter of 2013. An estimated $325 million before-tax gain associated with asset sales in the third quarter will be deferred due to certain indemnities being provided to the buyer. The deferred gain is expected to be recognized into earnings in late 2014 and early 2015 as the indemnity exposure declines.

Initial Public Offering of Phillips 66 Partners LP
In February 2013, we formed Phillips 66 Partners LP, a traditional master limited partnership, to own, operate, develop and acquire primarily fee-based crude oil, refined petroleum product and natural gas liquids pipelines and terminals, as well as other transportation and midstream assets. On July 26, 2013, Phillips 66 Partners closed its initial public offering of 18,888,750 common units at a price of $23.00 per unit, which included a 2,463,750 common unit over-allotment option that was fully exercised by the underwriters. Phillips 66 Partners received an estimated $405 million in net proceeds from the sale of the units, after deducting underwriting discounts, commissions, structuring fees and estimated offering expenses. The net proceeds will be retained within Phillips 66 Partners for general partnership purposes, including to fund potential future acquisitions from us and third parties, along with potential future expansion capital expenditures.

We own a 71.7 percent limited partner interest and a 2.0 percent general partner interest in Phillips 66 Partners, while the public owns a 26.3 percent limited partner interest. We expect to consolidate Phillips 66 Partners for financial reporting purposes. Headquartered in Houston, Texas, Phillips 66 Partners' initial assets consist of crude oil and refined petroleum product pipeline, terminal and storage systems in the Central and Gulf Coast regions of the United States, each of which is integral to a connected Phillips 66-operated refinery.

Credit Facilities
Effective June 10, 2013, we amended our revolving credit agreement by entering into the First Amendment to Credit Agreement (Amendment). The Amendment increased the borrowing capacity from $4.0 billion to $4.5 billion, extended the term from February 2017 to June 2018, reduced the margin applied to interest and fees accruing on and after the Amendment effective date, and made certain amendments with respect to Phillips 66 Partners. As of June 30, 2013, no amount had been drawn under this facility; however, $51 million in letters of credit had been issued that were supported by this facility.

On June 7, 2013, Phillips 66 Partners entered into a senior unsecured $250 million revolving credit agreement (Revolver) with a syndicate of financial institutions. On July 26, 2013, Phillips 66 Partners, in connection with its initial public offering of common units, closed on the facility. Phillips 66 Partners has the option to increase the overall capacity of the Revolver by up to an additional $250 million, subject to certain conditions. The Revolver is for an initial term of five years. As of June 30, 2013, no amount had been drawn under this facility.

Trade Receivables Securitization Facility
Our trade receivables securitization facility, which was entered into during April 2012, has a term of three years. During the second quarter of 2013, we amended the facility by entering into the First Amendment to Receivables Purchase Agreement (Securitization Amendment). The Securitization Amendment decreased the borrowing capacity from $1.2 billion to $696 million and made certain amendments with respect to Phillips 66 Partners. As of June 30, 2013, no amount had been drawn under this facility. However, $106 million in letters of credit had been issued that were collateralized by trade receivables held by a subsidiary under this facility.

Shelf Registration
We have a universal shelf registration statement on file with the U.S. Securities and Exchange Commission (SEC) under which we, as a well-known seasoned issuer, have the ability to issue and sell an indeterminate amount of various types of debt and equity securities.

Off-Balance Sheet Arrangements
In April 2012, in connection with the Separation, we entered into an agreement to guarantee 100 percent of certain outstanding debt obligations of MSLP. At June 30, 2013, the aggregate principal amount of MSLP debt guaranteed by us was $224 million.

For additional information about guarantees, see Note 12—Guarantees, in the Notes to Consolidated Financial Statements.

Capital Requirements
For information about our capital expenditures and investments, see the “Capital Spending” section.

Our debt balance at June 30, 2013, and December 31, 2012, was $6.5 billion and $7.0 billion, respectively. Our debt-to-capital ratio was 23 percent and 25 percent at June 30, 2013, and December 31, 2012, respectively, within our target range of 20-to-30 percent. We have no material scheduled debt maturities in 2013; however, in June 2013, we made a $500 million prepayment on our term loan and expect to repay the remaining $500 million, due in 2015, before year-end 2013.

On May 8, 2013, our Board of Directors declared a quarterly cash dividend of $0.3125 per common share. The dividend was paid on June 3, 2013, to holders of record at the close of business on May 20, 2013. On July 10, 2013, our Board of Directors declared a quarterly cash dividend of $0.3125 per common share. The dividend is payable on September 3, 2013, to holders of record at the close of business on August 16, 2013.

During 2012, our Board of Directors authorized the repurchase of up to $2 billion of our outstanding common stock. During the second quarter of 2013, we repurchased 8,622,142 shares at a cost of $546 million. Since our share repurchase program began in the third quarter of 2012, share repurchases totaled 22,628,645 shares at a cost of $1,284 million through June 30, 2013. We expect to complete the current $2 billion share repurchase program later this year. On July 30, 2013, our Board of Directors authorized $1 billion of additional share repurchases to commence upon the completion of the current program. The share repurchases are expected to be funded primarily through available cash. Shares of stock repurchased are held as treasury shares.

Capital Spending

	Millions of Dollars
	Six Months Ended June 30
	2013	2012
Capital Expenditures and Investments
Midstream	$230	74
Chemicals	—	—
Refining	298	347
Marketing and Specialties	149	41
Corporate and Other	81	26
	$758	488

Selected Equity Affiliates*
DCP Midstream	$542	563
CPChem	249	147
WRB	59	37
	$850	747
*Our share of capital spending, which is self-funded by the equity affiliate.

Midstream
During the first six months of 2013, DCP Midstream had a self-funded capital program, and thus required no new capital infusions from us or our co-venturer. During this period, on a 100 percent basis, DCP Midstream's capital expenditures and investments were approximately $1,084 million. During the first six months of 2013, we invested a total of $148 million in the Sand Hills and Southern Hills pipeline projects, increasing our total direct investment to $0.7 billion.

Chemicals
During the first six months of 2013, CPChem had a self-funded capital program, and thus required no new capital infusions from us or our co-venturer. During this period, on a 100 percent basis, CPChem's capital expenditures and investments were $498 million. In addition, CPChem's advances to equity affiliates, primarily used for project construction and startup activities, were $64 million and its repayments received from equity affiliates were $55 million. We are currently forecasting CPChem to remain self-funding through 2013.

Refining
Capital spending for the Refining segment during the first six months of 2013 was primarily for air emission reduction projects to meet new environmental standards, refinery upgrade projects to improve product yields, improvements to the operating integrity of key processing units and safety-related projects.

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

Marketing and Specialties
Capital spending for the M&S segment during the first six months of 2013 was primarily for the acquisition of, and investments in, retail sites in the western and Midwestern portions of the United States, reliability and maintenance projects, and projects targeted at growing our international Marketing and Specialties businesses.

Corporate and Other
Capital spending for Corporate and Other during the first six months of 2013 was primarily for facilities- and information technology-related projects.

Contingencies

A number of lawsuits involving a variety of claims that arose in the ordinary course of business have been filed against us or are subject to indemnifications provided by us. We also may be required to remove or mitigate the effects on the environment of the placement, storage, disposal or release of certain chemical, mineral and petroleum substances at various active and inactive sites. We regularly assess the need for accounting recognition or disclosure of these contingencies. In the case of all known contingencies (other than those related to income taxes), we accrue a liability when the loss is probable and the amount is reasonably estimable. If a range of amounts can be reasonably estimated and no amount within the range is a better estimate than any other amount, then the minimum of the range is accrued. We do not reduce these liabilities for potential insurance or third-party recoveries. If applicable, we accrue receivables for probable insurance or other third-party recoveries. In the case of income-tax-related contingencies, we use a cumulative probability-weighted loss accrual in cases where sustaining a tax position is less than certain.

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

Legal and Tax Matters
Our legal and tax matters are handled by our legal and tax organizations. These organizations apply their knowledge, experience and professional judgment to the specific characteristics of our cases and uncertain tax positions. We employ a litigation management process to manage and monitor the legal proceedings against us. Our process facilitates the early evaluation and quantification of potential exposures in individual cases and enables the tracking of those cases that have been scheduled for trial and/or mediation. Based on professional judgment and experience in using these litigation management tools and available information about current developments in all our cases, our legal organization regularly assesses the adequacy of current accruals and determines if adjustment of existing accruals, or establishment of new accruals, is required. In the case of income-tax-related contingencies, we monitor tax legislation and court decisions, the status of tax audits and the statute of limitations within which a taxing authority can assert a liability.

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

From time to time, we receive requests for information or notices of potential liability from the EPA and state environmental agencies alleging that we are a potentially responsible party under the Federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or an equivalent state statute. On occasion, we also have been made a party to cost recovery litigation by those agencies or by private parties. These requests, notices and lawsuits assert potential liability for remediation costs at various sites that typically are not owned by us, but allegedly contain wastes attributable to our past operations. As of December 31, 2012, we reported that we had been notified of potential liability under CERCLA and comparable state laws at 48 sites around the United States. During the first six months of 2013, we were notified of 2 new sites, settled and closed 1 site and determined 13 sites were resolved, leaving 36 unresolved sites with potential liability.

At June 30, 2013, our consolidated balance sheet included a total environmental accrual of $504 million, compared with $530 million at December 31, 2012. We expect to incur a substantial amount of these expenditures within the next 30 years.

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

Climate Change
There has been a broad range of proposed or promulgated state, national and international laws focusing on greenhouse gas (GHG) reduction. These proposed or promulgated laws apply or could apply in countries where we have interests or may have interests in the future. Laws in this field continue to evolve, and while it is not possible to accurately estimate either a timetable for implementation or our future compliance costs relating to implementation, such laws, if enacted, could have a material impact on our results of operations and financial condition. We previously disclosed that the EPA’s announcement on March 29, 2010 (published as “Interpretation of Regulations that Determine Pollutants Covered by Clean Air Act Permitting Programs,” 75 Fed. Reg. 17004 (April 2, 2010)), and the EPA’s and U.S. Department of Transportation’s joint promulgation of a Final Rule on April 1, 2010, that triggers regulation of GHGs under the Clean Air Act, may lead to more climate-based claims for damages, and may result in longer agency review time for development projects to determine the extent of potential climate change. Challenges to both the announcement and rulemaking were denied by the Court of Appeals for the D.C. Circuit (see Coalition for Responsible Regulation v. EPA, 684 F. 3d 102 (D.C. Cir. 2012)), but those government actions may be subject to additional legal actions. We continue to monitor other legislative and regulatory actions and legal proceedings globally for potential impacts on our operations.

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

We based the forward-looking statements on our current expectations, estimates and projections about us and the industries in which we operate in general. We caution you these statements are not guarantees of future performance as they involve assumptions that, while made in good faith, may prove to be incorrect, and involve risks and uncertainties we cannot predict. In addition, we based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, our actual outcomes and results may differ materially from what we have expressed or forecast in the forward-looking statements. Any differences could result from a variety of factors, including the following:

•	Fluctuations in NGL, crude oil and natural gas prices and petrochemical and refining margins.

•	Failure of new products and services to achieve market acceptance.

•	Unexpected changes in costs or technical requirements for constructing, modifying or operating our facilities or transporting our products.

•	Unexpected technological or commercial difficulties in manufacturing, refining or transporting our products, including chemicals products.

•	Lack of, or disruptions in, adequate and reliable transportation for our NGL, crude oil, natural gas and refined products.

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

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about market risks for the six months ended June 30, 2013, does not differ materially from that discussed under Item 7A in our 2012 Annual Report on Form 10-K.

Item 4.   CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. As of June 30, 2013, with the participation of management, our Chairman and Chief Executive Officer and our Executive Vice President, Finance and Chief Financial Officer carried out an evaluation, pursuant to Rule 13a-15(b) of the Act, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our Chairman and Chief Executive Officer and our Executive Vice President, Finance and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of June 30, 2013.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, in the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

The following is a description of reportable legal proceedings, including those involving governmental authorities under federal, state and local laws regulating the discharge of materials into the environment, for this reporting period. The information below includes material developments with respect to matters previously reported in our 2012 Annual Report on Form 10-K or the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013. There were no new matters that arose during the second quarter of 2013. While it is not possible to accurately predict the final outcome of these pending proceedings, if any one or more of such proceedings were decided adversely to Phillips 66, we expect there would be no material effect on our consolidated financial position. Nevertheless, such proceedings are reported pursuant to the U.S. Securities and Exchange Commission’s (SEC) regulations.

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

Matters Previously Reported
Phillips 66 was one of several companies that entered into Administrative Settlement Agreements (ASA) with the EPA to settle allegations that it had used invalid Renewable Identification Numbers for its 2010 and 2011 fuel program compliance. Under the ASA, Phillips 66 previously paid a penalty of $250,000 and in June 2013, upon demand from the EPA, we paid a final penalty of $100,000. This matter is now resolved.

Item 1A.   RISK FACTORS

There have been no material changes from the risk factors disclosed in Item 1A of our 2012 Annual Report on Form 10-K.

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

				Millions of Dollars
Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs**	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2013	2,402,231	$62.29	2,402,231	$1,112
May 1-31, 2013	3,086,019	63.71	3,086,019	916
June 1-30, 2013	3,133,892	63.80	3,133,892	716
Total	8,622,142	$63.34	8,622,142
*Includes repurchase of shares of common stock from company employees in connection with the company's broad-based employee incentive plans, when applicable.
**During 2012, our Board of Directors authorized the repurchase of up to $2 billion of our outstanding common stock. We began purchases under this authorization, which has no expiration date, in the third quarter of 2012. In July 2013, the Board of Directors approved the repurchase of an additional $1 billion of our outstanding common stock. The shares under both authorizations will be repurchased from time to time in the open market at the company’s discretion, subject to market conditions and other factors, and in accordance with applicable regulatory requirements and the Tax Sharing Agreement entered into in connection with the Separation. We are not obligated to acquire any particular amount of common stock and may commence, suspend or discontinue purchases at any time or from time to time without prior notice. Shares of stock repurchased are held as treasury shares.

Item 6. EXHIBITS

Exhibit Number	Exhibit Description

10.1*	First Amendment to Credit Agreement among Phillips 66, Phillips 66 Company, JPMorgan Chase Bank, N.A., and lenders named therein, dated as of June 10, 2013.

10.2*
First Amendment to Receivables Purchase Agreement among Phillips 66 Receivables Funding LLC, Phillips 66 Company, Royal Bank of Canada, as Administrative Agent and Structuring Agent, certain committed purchasers and conduit purchasers that are parties thereto from time to time and the other parties thereto from time to time, dated as of June 27, 2013.

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

August 1, 2013