Form 10-Q
period 2013-09-30
Phillips 66
filed 2013-10-31
CIK 1534701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2013

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	001-35349
Phillips 66
(Exact name of registrant as specified in its charter)

Delaware	45-3779385
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer [X] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [    ]    No  [X]
The registrant had 599,536,436 shares of common stock, $.01 par value, outstanding as of September 30, 2013.

PHILLIPS 66

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Consolidated Statement of Income	Phillips 66

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Revenues and Other Income
Sales and other operating revenues*	$44,201	42,945	128,704	135,475
Equity in earnings of affiliates	647	959	2,304	2,508
Net gain (loss) on dispositions	8	(1)	50	189
Other income (loss)	(7)	4	65	82
Total Revenues and Other Income	44,849	43,907	131,123	138,254

Costs and Expenses
Purchased crude oil and products	38,746	36,189	111,287	116,915
Operating expenses	987	884	2,998	2,960
Selling, general and administrative expenses	354	432	1,060	1,261
Depreciation and amortization	236	229	712	669
Impairments	1	248	26	566
Taxes other than income taxes*	3,624	3,410	10,450	10,305
Accretion on discounted liabilities	6	7	18	18
Interest and debt expense	68	74	207	170
Foreign currency transaction (gains) losses	1	(15)	(16)	(22)
Total Costs and Expenses	44,023	41,458	126,742	132,842
Income before income taxes	826	2,449	4,381	5,412
Provision for income taxes	286	848	1,471	1,991
Net income	540	1,601	2,910	3,421
Less: net income attributable to noncontrolling interests	5	2	10	5
Net Income Attributable to Phillips 66	$535	1,599	2,900	3,416

Net Income Attributable to Phillips 66 Per Share of Common Stock (dollars)**
Basic	$0.88	2.53	4.69	5.43
Diluted	0.87	2.51	4.65	5.37

Dividends Paid Per Share of Common Stock (dollars)	$0.3125	0.2000	0.9375	0.2000

Average Common Shares Outstanding (in thousands)**
Basic	608,934	630,672	617,654	628,940
Diluted	614,519	637,913	623,846	636,585
* Includes excise taxes on petroleum products sales:	$3,568	3,312	10,254	10,022
**See Note 10—Earnings Per Share.
See Notes to Consolidated Financial Statements.

Consolidated Statement of Comprehensive Income	Phillips 66

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012

Net Income	$540	1,601	2,910	3,421
Other comprehensive income (loss)
Defined benefit plans
Prior service cost:
Amortization to net income of prior service cost	—	—	—	1
Actuarial gain/loss:
Actuarial gain arising during the period	—	—	—	90
Amortization to net income of net actuarial loss	22	22	72	37
Plans sponsored by equity affiliates	6	6	(2)	14
Income taxes on defined benefit plans	(11)	(10)	(25)	(52)
Defined benefit plans, net of tax	17	18	45	90
Foreign currency translation adjustments	186	210	(98)	151
Income taxes on foreign currency translation adjustments	(4)	—	(1)	48
Foreign currency translation adjustments, net of tax	182	210	(99)	199
Hedging activities by equity affiliates	—	1	1	1
Income taxes on hedging activities by equity affiliates	—	—	—	—
Hedging activities by equity affiliates, net of tax	—	1	1	1
Other Comprehensive Income (Loss), Net of Tax	199	229	(53)	290
Comprehensive Income	739	1,830	2,857	3,711
Less: comprehensive income attributable to noncontrolling interests	5	2	10	5
Comprehensive Income Attributable to Phillips 66	$734	1,828	2,847	3,706
See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet	Phillips 66

	Millions of Dollars
	September 30 2013	December 31 2012
Assets
Cash and cash equivalents*	$5,942	3,474
Accounts and notes receivable (net of allowance of $40 million in 2013 and $50 million in 2012)	7,618	8,593
Accounts and notes receivable—related parties	2,126	1,810
Inventories	4,737	3,430
Prepaid expenses and other current assets	662	655
Total Current Assets	21,085	17,962
Investments and long-term receivables	10,728	10,471
Net properties, plants and equipment	15,077	15,407
Goodwill	3,228	3,344
Intangibles	713	724
Other assets	152	165
Total Assets	$50,983	48,073

Liabilities
Accounts payable	$11,236	9,731
Accounts payable—related parties	1,508	979
Short-term debt	24	13
Accrued income and other taxes	889	901
Employee benefit obligations	332	441
Other accruals	691	417
Total Current Liabilities	14,680	12,482
Long-term debt	6,132	6,961
Asset retirement obligations and accrued environmental costs	687	740
Deferred income taxes	5,633	5,444
Employee benefit obligations	1,286	1,325
Other liabilities and deferred credits	571	315
Total Liabilities	28,989	27,267

Equity
Common stock (2,500,000,000 shares authorized at $.01 par value) Issued (2013—633,785,385 shares; 2012—631,149,613 shares)
Par value	6	6
Capital in excess of par	18,839	18,726
Treasury stock (at cost: 2013—34,248,949 shares; 2012—7,603,896 shares)	(1,958)	(356)
Retained earnings	5,030	2,713
Accumulated other comprehensive loss	(367)	(314)
Total Stockholders’ Equity	21,550	20,775
Noncontrolling interests	444	31
Total Equity	21,994	20,806
Total Liabilities and Equity	$50,983	48,073
* The September 30, 2013, balance includes $422 million of cash and cash equivalents held by Phillips 66 Partners LP.
See Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows	Phillips 66

	Millions of Dollars
	Nine Months Ended September 30
	2013	2012
Cash Flows From Operating Activities
Net income	$2,910	3,421
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	712	669
Impairments	26	566
Accretion on discounted liabilities	18	18
Deferred taxes	281	111
Undistributed equity earnings	(76)	(928)
Net gain on dispositions	(50)	(189)
Other	34	81
Working capital adjustments
Decrease (increase) in accounts and notes receivable	535	(677)
Decrease (increase) in inventories	(1,352)	(2,253)
Decrease (increase) in prepaid expenses and other current assets	(90)	(266)
Increase (decrease) in accounts payable	2,018	1,912
Increase (decrease) in taxes and other accruals	164	526
Net Cash Provided by Operating Activities	5,130	2,991

Cash Flows From Investing Activities
Capital expenditures and investments	(1,170)	(827)
Proceeds from asset dispositions	1,188	259
Advances/loans—related parties	(65)	(100)
Collection of advances/loans—related parties	100	—
Net Cash Provided by (Used in) Investing Activities	53	(668)

Cash Flows From Financing Activities
Distributions to ConocoPhillips	—	(5,255)
Issuance of debt	—	7,794
Repayment of debt	(1,015)	(206)
Issuance of common stock	(4)	23
Repurchase of common stock	(1,602)	(111)
Dividends paid on common stock	(575)	(125)
Net proceeds from issuance of Phillips 66 Partners LP common units	404	—
Other	(5)	(40)
Net Cash Provided by (Used in) Financing Activities	(2,797)	2,080

Effect of Exchange Rate Changes on Cash and Cash Equivalents	82	27

Net Change in Cash and Cash Equivalents	2,468	4,430
Cash and cash equivalents at beginning of period	3,474	—
Cash and Cash Equivalents at End of Period	$5,942	4,430
See Notes to Consolidated Financial Statements.

Consolidated Statement of Changes in Equity	Phillips 66

	Millions of Dollars
	Attributable to Phillips 66
	Common Stock
	Par Value	Capital in Excess of Par	Treasury Stock	Retained Earnings	Net Parent Company Investment	Accum. Other Comprehensive Income (Loss)	Noncontrolling Interests	Total

December 31, 2011	$—	—	—	—	23,142	122	29	23,293
Net income	—	—	—	2,291	1,125	—	5	3,421
Net transfers to ConocoPhillips	—	—	—	—	(5,707)	(541)	—	(6,248)
Other comprehensive income	—	—	—	—	—	290	—	290
Reclassification of net parent company
investment to capital in excess of par	—	18,560	—	—	(18,560)	—	—	—
Issuance of common stock at the Separation	6	(6)	—	—	—	—	—	—
Cash dividends paid on common stock	—	—	—	(125)	—	—	—	(125)
Repurchase of common stock	—	—	(111)	—	—	—	—	(111)
Benefit plan activity	—	89	—	(2)	—	—	—	87
Distributions to noncontrolling interests and other	—	—	—	—	—	—	(1)	(1)
September 30, 2012	$6	18,643	(111)	2,164	—	(129)	33	20,606

December 31, 2012	$6	18,726	(356)	2,713	—	(314)	31	20,806
Net income	—	—	—	2,900	—	—	10	2,910
Other comprehensive loss	—	—	—	—	—	(53)	—	(53)
Cash dividends paid on common stock	—	—	—	(575)	—	—	—	(575)
Repurchase of common stock	—	—	(1,602)	—	—	—	—	(1,602)
Benefit plan activity	—	116	—	(8)	—	—	—	108
Issuance of Phillips 66 Partners LP common units	—	—	—	—	—	—	404	404
Distributions to noncontrolling interests and other	—	(3)	—	—	—	—	(1)	(4)
September 30, 2013	$6	18,839	(1,958)	5,030	—	(367)	444	21,994

	Shares in Thousands
	Common Stock Issued	Treasury Stock
December 31, 2012	631,150	7,604
Repurchase of common stock	—	26,645
Shares issued—stock-based compensation	2,635	—
September 30, 2013	633,785	34,249
See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements	Phillips 66

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

Basis of Presentation
Prior to the Separation, our results of operations, financial position and cash flows consisted of ConocoPhillips' refining, marketing and transportation operations; its natural gas gathering, processing, transmission and marketing operations, primarily conducted through its equity investment in DCP Midstream, LLC (DCP Midstream); its petrochemical operations, conducted through its equity investment in Chevron Phillips Chemical Company LLC (CPChem); its power generation operations; and an allocable portion of its corporate costs (together, the “downstream businesses”). These financial statements have been presented as if the downstream businesses had been combined for all periods presented prior to the Separation. All intercompany transactions and accounts within the downstream businesses were eliminated. The statement of income for the period prior to the Separation includes expense allocations for certain corporate functions historically performed by ConocoPhillips and not allocated to its operating segments, including allocations of general corporate expenses related to executive oversight, accounting, treasury, tax, legal, procurement and information technology. These allocations were based primarily on specific identification of time and/or activities associated with the downstream businesses, employee headcount or capital expenditures, and our management believes the assumptions underlying the allocations were reasonable. The combined financial statements may not necessarily reflect all of the actual expenses that would have been incurred had we been a stand-alone company during the period presented prior to the Separation. All financial information presented after the Separation represents the consolidated results of operations, financial position and cash flows of Phillips 66. Accordingly:

•
Our consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2013, consist entirely of the consolidated results of Phillips 66. Our consolidated statements of income and comprehensive income for the three months ended September 30, 2012, consist entirely of the consolidated results of Phillips 66. Our consolidated statements of income and comprehensive income for the nine months ended September 30, 2012, consist of the consolidated results of Phillips 66 for the five months ended September 30, 2012, and of the combined results of the downstream businesses for the four months ended April 30, 2012.

•	Our consolidated balance sheet at September 30, 2013, and December 31, 2012, consists of the consolidated balances of Phillips 66.

•
Our consolidated statement of cash flows for the nine months ended September 30, 2013, consists entirely of the consolidated results of Phillips 66. Our consolidated statement of cash flows for the nine months ended September 30, 2012, consists of the consolidated results of Phillips 66 for the five months ended September 30, 2012, and the combined results of the downstream businesses for the four months ended April 30, 2012.

•
Our consolidated statement of changes in equity for the nine months ended September 30, 2013, consists entirely of the consolidated results of Phillips 66. Our consolidated statement of changes in equity for the nine months ended September 30, 2012, consists of both the combined activity for the downstream businesses prior to April 30, 2012, and the consolidated activity for Phillips 66 completed at and subsequent to the Separation on April 30, 2012.

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

The new segment alignment is presented for the three- and nine-month periods ended September 30, 2013, with the prior periods recast for comparability.

Note 2—Interim Financial Information

The interim financial information presented in the financial statements included in this report is unaudited and includes all known accruals and adjustments necessary, in the opinion of management, for a fair presentation of the consolidated financial position of Phillips 66 and its results of operations and cash flows for the periods presented. Unless otherwise specified, all such adjustments are of a normal and recurring nature. Certain notes and other information have been condensed or omitted from the interim financial statements included in this report. Therefore, these interim financial statements should be read in conjunction with the consolidated financial statements and notes included in our 2012 Annual Report on Form 10-K. The results of operations for the three and nine months ended September 30, 2013, are not necessarily indicative of the results to be expected for the full year.

Note 3—Variable Interest Entities (VIEs)

In February 2013, we formed Phillips 66 Partners LP, a master limited partnership, to own, operate, develop and acquire primarily fee-based crude oil, refined petroleum product and natural gas liquids pipelines and terminals, as well as other transportation and midstream assets. We consolidate Phillips 66 Partners as we determined that Phillips 66 Partners is a VIE and we are the primary beneficiary. As general partner, we have the ability to control the financial interests, as well as the ability to direct the activities of Phillip 66 Partners that most significantly impact its economic performance. See Note 23—Phillips 66 Partners LP for additional information.

We hold significant variable interests in VIEs that have not been consolidated because we are not considered the primary beneficiary. Information on these VIEs follows:

Merey Sweeny, L.P. (MSLP) is a limited partnership that owns a delayed coker and related facilities at the Sweeny Refinery. As discussed more fully in Note 6—Investments, Loans and Long-Term Receivables, in August 2009 a call right was exercised to acquire the 50 percent ownership interest in MSLP of the co-venturer, Petróleos de Venezuela S.A. (PDVSA). That exercise has been challenged, and the dispute is being arbitrated. Because the exercise has been challenged by PDVSA, we continue to use the equity method of accounting for MSLP, and the VIE analysis below is based on the ownership and governance structure in place prior to the exercise of the call right. MSLP is a VIE because, in securing lender consents in connection with the Separation, we provided a 100 percent debt guarantee to the lender of the 8.85% senior notes issued by MSLP. PDVSA did not participate in the debt guarantee. In our VIE assessment, this disproportionate debt guarantee, plus other liquidity support provided jointly by us and PDVSA independently of equity ownership, results in MSLP not being exposed to all potential losses. We have determined we are not the primary beneficiary while our call exercise is in dispute because under the partnership agreement the co-venturers jointly direct the activities of MSLP that most significantly impact economic performance. At September 30, 2013, our maximum exposure to loss represented the outstanding principal debt balance of $224 million. The book value of our investment in MSLP at September 30, 2013, was $78 million.

We have a 50 percent ownership interest with a 50 percent governance interest in Excel Paralubes (Excel). Excel is a VIE because, in securing lender consents in connection with the Separation, ConocoPhillips provided a 50 percent debt guarantee to the lender of the 7.43% senior secured bonds issued by Excel. We provided a full indemnity to ConocoPhillips for this debt guarantee. Our co-venturer did not participate in the debt guarantee. In our assessment of the VIE, this debt guarantee, plus other liquidity support up to $60 million provided jointly by us and our co-venturer independently of equity ownership, results in Excel not being exposed to all potential losses. We have determined we are not the primary beneficiary because we and our co-venturer jointly direct the activities of Excel that most significantly impact economic performance. We continue to use equity method accounting for this investment. At September 30, 2013, our maximum exposure to loss represented 50 percent of the outstanding principal debt balance of $140 million, or $70 million, plus half of the $60 million liquidity support, or $30 million. The book value of our investment in Excel at September 30, 2013, was $135 million.

During October 2013, we entered into a multi-year consignment fuels agreement with a marketer who we currently support with debt guarantees. Pursuant to the consignment fuels agreement, we will purchase the marketer’s fuels inventory, control the fuel marketing at each site and pay a fixed monthly fee to the marketer. We determined the consignment fuels agreement and the debt guarantees together create a variable interest in the marketer with the marketer not being exposed to all potential losses. We determined we are not the primary beneficiary because we do not have the power to direct the activities that most significantly impact the economic performance of the marketer or its service stations. We have no ownership interest in the marketer. Our maximum exposure to loss represented the outstanding debt balance of $190 million and the fixed annual contractual payments under the consignment fuels agreement of $80 million.

Note 4—Inventories

Inventories consisted of the following:

	Millions of Dollars
	September 30 2013	December 31 2012

Crude oil and petroleum products	$4,470	3,138
Materials and supplies	267	292
	$4,737	3,430

Inventories valued on the last-in, first-out (LIFO) basis totaled $4,341 million and $2,987 million at September 30, 2013, and December 31, 2012, respectively. The estimated excess of current replacement cost over LIFO cost of inventories amounted to approximately $8,000 million and $7,700 million at September 30, 2013, and December 31, 2012, respectively.

Our planned year-to-date reductions in inventory caused liquidations of LIFO inventory values. These liquidations increased net income by approximately $2 million and $19 million during the three- and nine-month periods ended September 30, 2013, and $1 million and $86 million, respectively, for the comparable periods of 2012.

Note 5—Assets Held for Sale or Sold

In July 2013, we completed the sale of the Immingham Combined Heat and Power Plant (ICHP), which was included in our M&S segment. At the time of the disposition, ICHP had a net carrying value of $762 million, which primarily included $724 million of net properties, plants and equipment (PP&E), $110 million of allocated goodwill, and $111 million of deferred tax liabilities. A before-tax gain of $323 million was deferred due to an indemnity provided to the buyer. Absent claims under the indemnity, the deferred gain will be recognized into earnings as our exposure under this indemnity declines.

In May 2013, we sold our E-Gas™ Technology business. The business was included in our M&S segment and at the time of disposition had a net carrying value of approximately $13 million, including a goodwill allocation. A $48 million before-tax gain is included in the "Net gain (loss) on dispositions" line of our consolidated statement of income.

In June 2012, we sold our refinery located on the Delaware River in Trainer, Pennsylvania with a net carrying value of $38 million, including a goodwill allocation. The refinery and associated terminal and pipeline assets were included in our Refining segment. The $189 million before-tax gain is included in the “Net gain (loss) on dispositions” line of our consolidated statement of income.

Note 6—Investments, Loans and Long-Term Receivables

Equity Investments
Summarized 100 percent financial information for WRB Refining LP and CPChem was as follows:

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012

Revenues	$8,742	8,347	24,954	25,409
Income before income taxes	821	1,498	3,587	4,074
Net income	801	1,449	3,526	3,982

Loans and Long-Term Receivables
In 2012, we entered into a market-based shareholder financing agreement for up to $100 million with the Malaysian Refining Company Sdn. Bhd. (MRC), all of which was drawn as of December 31, 2012. MRC repaid this advance during the first half of 2013, and subsequently drew additional funds during the third quarter of 2013. As of September 30, 2013, the balance on the facility was $65 million. The advances to MRC are recorded as short-term related party advances with interest income recorded in equity earnings to offset the corresponding interest expense by MRC.

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

Note 7—Properties, Plants and Equipment

Our investment in PP&E, with the associated accumulated depreciation and amortization (Accum. D&A), was:

	Millions of Dollars
	September 30, 2013			December 31, 2012
	Gross PP&E	Accum. D&A	Net PP&E	Gross PP&E	Accum. D&A	Net PP&E

Midstream	$2,642	1,081	1,561	2,460	1,016	1,444
Chemicals	—	—	—	—	—	—
Refining	18,894	6,557	12,337	17,989	5,913	12,076
Marketing and Specialties	1,425	738	687	2,500	1,078	1,422
Corporate and Other	930	438	492	880	415	465
	$23,891	8,814	15,077	23,829	8,422	15,407

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

In May 2013, $110 million of goodwill within the M&S segment was allocated to an asset held for sale. The associated sale was completed in July 2013. See Note 5—Assets Held for Sale or Sold for additional information.

The carrying amount of goodwill was as follows:

	Millions of Dollars
	September 30 2013	December 31 2012

Midstream	$518	518
Refining	1,933	1,934
Marketing and Specialties	777	892
	$3,228	3,344

Note 9—Impairments

The three- and nine-month periods ended September 30, 2013 and 2012, included the following before-tax impairment charges:

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012

Midstream	$—	248	—	524
Refining	1	—	2	42
Marketing and Specialties	—	—	15	—
Corporate and Other	—	—	9	—
	$1	248	26	566

During the nine-month period of 2013, we recorded a $15 million held-for-use impairment in our M&S segment, primarily related to PP&E associated with our planned exit from the composite graphite business.

During the third quarter of 2012, we recorded an impairment of $43 million on the Riverhead Terminal in our Midstream segment. During the same period, we recorded an incremental impairment of $205 million in our Midstream segment related to our investment in Rockies Express Pipeline LLC. The total impairment charges related to this investment during the nine-month period of 2012 were $480 million. In addition, the nine-month period of 2012 included a $42 million held-for-sale impairment in our Refining segment related to equipment formerly associated with the canceled Wilhelmshaven Refinery upgrade project.

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

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Basic EPS Calculation
Allocation of earnings (millions):
Net income attributable to Phillips 66	$535	1,599	2,900	3,416
Income allocated to participating securities	(2)	(1)	(4)	(1)
Income available to common stockholders	$533	1,598	2,896	3,415

Weighted-average common shares outstanding (thousands): Basic	608,934	630,672	617,654	628,940

Basic EPS (dollars)	$0.88	2.53	4.69	5.43

Diluted EPS Calculation
Allocation of earnings (millions):
Net income attributable to Phillips 66	$535	1,599	2,900	3,416
Income allocated to participating securities	—	—	—	—
Income available to common stockholders	$535	1,599	2,900	3,416

Weighted-average common shares outstanding (thousands): Basic	608,934	630,672	617,654	628,940
Dilutive effect of stock-based compensation	5,585	7,241	6,192	7,645
Weighted-average diluted common shares outstanding	614,519	637,913	623,846	636,585

Diluted EPS (dollars)	$0.87	2.51	4.65	5.37

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

On June 7, 2013, Phillips 66 Partners entered into a senior unsecured $250 million revolving credit agreement (Revolver) with a syndicate of financial institutions. On July 26, 2013, Phillips 66 Partners, in connection with its initial public offering of common units, closed on the facility. Phillips 66 Partners has the option to increase the overall capacity of the Revolver by up to an additional $250 million, subject to certain conditions. The Revolver has an initial term of five years. As of September 30, 2013, no amount had been drawn under this facility.

During the third quarter of 2013, we entered into a capital lease which resulted in $177 million of debt being included on the balance sheet at September 30, 2013. For additional information, see Note 16—Leases.

We have no material scheduled debt maturities in 2013; however, in June 2013 we made a $500 million prepayment on our term loan and, in September 2013, prepaid the remaining balance of $500 million.

At both September 30, 2013, and December 31, 2012, we had no direct outstanding borrowings under our revolving credit agreement or our trade receivables securitization facility. However, as of both September 30, 2013, and December 31, 2012, $51 million in letters of credit had been issued that were supported by our revolving credit agreement. As of September 30, 2013, and December 31, 2012, $26 million and $166 million, respectively, in letters of credit had been issued that were collateralized by trade receivables held by a subsidiary under our trade receivables securitization facility. Accordingly, as of September 30, 2013, we had an aggregate $5.1 billion of total capacity available under these facilities.

Note 12—Guarantees

At September 30, 2013, we were liable for certain contingent obligations under various contractual arrangements as described below. We recognize a liability, at inception, for the fair value of our obligation as a guarantor for newly issued or modified guarantees. Unless the carrying amount of the liability is noted below, we have not recognized a liability either because the guarantees were issued prior to December 31, 2002, or because the fair value of the obligation is immaterial. In addition, unless otherwise stated, we are not currently performing with any significance under the guarantee and expect future performance to be either immaterial or have only a remote chance of occurrence.

Guarantees of Joint Venture Debt
In April 2012, in connection with the Separation, we issued a guarantee for 100 percent of the 8.85% senior notes issued by MSLP in July 1999. At September 30, 2013, the maximum potential amount of future payments to third parties under the guarantee is estimated to be $224 million, which could become payable if MSLP fails to meet its obligations under the senior notes agreement. The senior notes mature in 2019.

At September 30, 2013, we had other guarantees outstanding for our portion of certain joint venture debt obligations, which have terms of up to 12 years. The maximum potential amount of future payments under the guarantees is approximately $105 million. Payment would be required if a joint venture defaults on its debt obligations.

Other Guarantees
We have residual value guarantees associated with leases with maximum future potential payments totaling approximately $246 million. We have other guarantees with maximum future potential payment amounts totaling $293 million, which consist primarily of guarantees to fund the short-term cash liquidity deficits of certain joint ventures, guarantees of third parties related to prior asset dispositions, and guarantees of the lease payment obligations of a joint venture. These guarantees generally extend up to 11 years or life of the venture.

Indemnifications
Over the years, we have entered into various agreements to sell ownership interests in certain corporations, joint ventures and assets that gave rise to qualifying indemnifications. Agreements associated with these sales include indemnifications for taxes, litigation, environmental liabilities, permits and licenses, supply arrangements, and employee claims; and real estate indemnities against tenant defaults. The terms of these indemnifications vary greatly. The majority of these indemnifications are related to environmental issues, the term is generally indefinite, and the maximum amount of future payments is generally unlimited. The carrying amount recorded for indemnifications at September 30, 2013, was $270 million. We amortize the indemnification liability over the relevant time period, if one exists, based on the facts and circumstances surrounding each type of indemnity. In cases where the indemnification term is indefinite, we will reverse the liability when we have information the liability is essentially relieved or amortize the liability over an appropriate time period as the fair value of our indemnification exposure declines. Although it is reasonably possible future payments may exceed amounts recorded, due to the nature of the indemnifications, it is not possible to make a reasonable estimate of the maximum potential amount of future payments. Included in the recorded carrying amount were $121 million of environmental accruals for known contamination that are included in asset retirement obligations and accrued environmental costs at September 30, 2013. For additional information about environmental liabilities, see Note 13—Contingencies and Commitments.

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

We are currently participating in environmental assessments and cleanups at numerous federal Superfund and comparable state sites. After an assessment of environmental exposures for cleanup and other costs, we make accruals on an undiscounted basis (except those acquired in a purchase business combination, which we record on a discounted basis) for planned investigation and remediation activities for sites where it is probable future costs will be incurred and these costs can be reasonably estimated. At September 30, 2013, our consolidated balance sheet included a total environmental accrual of $505 million, compared with $530 million at December 31, 2012. We expect to incur a substantial amount of these expenditures within the next 30 years. We have not reduced these accruals for possible insurance recoveries. In the future, we may be involved in additional environmental assessments, cleanups and proceedings.

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

At September 30, 2013, we had performance obligations secured by letters of credit of $1,337 million (of which $26 million were issued under the trade receivables securitization facility, $51 million were issued under the provisions of our revolving credit facility, and the remainder were issued as direct bank letters of credit) related to various purchase and other commitments incident to the ordinary conduct of business.

Note 14—Derivatives and Financial Instruments

Derivative Instruments
We use financial and commodity-based derivative contracts to manage exposures to fluctuations in foreign currency exchange rates and commodity prices or to capture market opportunities. Since we are not currently using cash-flow hedge accounting, all gains and losses, realized or unrealized, from commodity derivative contracts have been recognized in the consolidated statement of income. Gains and losses from derivative contracts held for trading not directly related to our physical business, whether realized or unrealized, have been reported net in “Other income (loss)” on our consolidated statement of income. Cash flows from all derivative activity for the periods presented appear in the operating section of the consolidated statement of cash flows.

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

	Millions of Dollars
	September 30 2013	December 31 2012
Assets
Prepaid expenses and other current assets	$1,026	767
Other assets	11	3
Liabilities
Other accruals	1,038	766
Other liabilities and deferred credits	8	3
Hedge accounting has not been used for any items in the table.

The gains (losses) from commodity derivatives incurred, and the line items where they appear on our consolidated statement of income, were:

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012

Sales and other operating revenues	$(44)	(232)	74	(48)
Equity in earnings of affiliates	(12)	5	(13)	5
Other income (loss)	(24)	(9)	3	44
Purchased crude oil and products	(78)	(86)	85	7
Hedge accounting has not been used for any item in the table.

The table below summarizes our material net exposures resulting from outstanding commodity derivative contracts. These financial and physical derivative contracts are primarily used to manage price exposure on our underlying operations. The underlying exposures may be from non-derivative positions such as inventory volumes. Financial derivative contracts may also offset physical derivative contracts, such as forward sales contracts. As of September 30, 2013, and December 31, 2012, the percentage of our derivative contract volume expiring within the next 12 months was 99 percent for both periods.

	Open Position Long/(Short)
	September 30 2013	December 31 2012
Commodity
Crude oil, refined products and NGL (millions of barrels)	(25)	(8)

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

The aggregate fair values of all derivative instruments with such credit-risk-related contingent features that were in a liability position were not material at September 30, 2013, or December 31, 2012.

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

We classify the fair value of an asset or liability based on the lowest level of input significant to its measurement; however, the fair value of an asset or liability initially reported as Level 3 will be subsequently reported as Level 2 if the unobservable inputs become inconsequential to its measurement or corroborating market data becomes available. Conversely, an asset or liability initially reported as Level 2 will be subsequently reported as Level 3 if corroborating market data becomes unavailable. We made no material transfers in or out of Level 1 during the nine-month periods ending September 30, 2013 and 2012.

Recurring Fair Value Measurements
Financial assets and liabilities recorded at fair value on a recurring basis consist primarily of investments to support nonqualified deferred compensation plans and derivative instruments. The deferred compensation investments are measured at fair value using unadjusted prices available from national securities exchanges; therefore, these assets are categorized as Level 1 in the fair value hierarchy. We value our exchange-traded commodity derivatives using closing prices provided by the exchange as of the balance sheet date, and these are also classified as Level 1 in the fair value hierarchy. When exchange-cleared contracts lack sufficient liquidity or are valued using either adjusted exchange-provided prices or non-exchange quotes, we classify those contracts as Level 2. OTC financial swaps and physical commodity forward purchase and sales contracts are generally valued using quotations provided by brokers and price index developers such as Platts and Oil Price Information Service. We corroborate these quotes with market data and classify the resulting fair values as Level 2. In certain less liquid markets or for longer-term contracts, forward prices are not as readily available. In these circumstances, OTC swaps and physical commodity purchase and sales contracts are valued using internally developed methodologies that consider historical relationships among various commodities that result in management’s best estimate of fair value. We classify these contracts as Level 3. Financial OTC and physical commodity options are valued using industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and contractual prices for the underlying instruments, as well as other relevant economic measures. The degree to which these inputs are observable in the forward markets determines whether the options are classified as Level 2 or 3. We use a mid-market pricing convention (the mid-point between bid and ask prices). When appropriate, valuations are adjusted to reflect credit considerations, generally based on available market evidence.

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

The carrying values and fair values by hierarchy of our material financial instruments, either carried or disclosed at fair value, and derivative assets and liabilities, including any effects of master netting agreements or collateral, were:

	Millions of Dollars
	September 30, 2013
	Fair Value Hierarchy			Total Fair Value of Gross Assets & Liabilities	Effect of Counterparty Netting	Effect of Collateral Netting	Difference in Carrying Value and Fair Value	Net Carrying Value Presented on the Balance Sheet	Cash Collateral Received or Paid, Not Offset on Balance Sheet
	Level 1	Level 2	Level 3
Commodity Derivative Assets
Exchange-cleared instruments	$692	268	—	960	(931)	(1)	—	28	—
OTC instruments	—	25	—	25	(11)	—	—	14	—
Physical forward contracts*	—	47	5	52	(1)	—	—	51	—
Rabbi trust assets	61	—	—	61	N/A	N/A	—	61	N/A
	$753	340	5	1,098	(943)	(1)	—	154

Commodity Derivative Liabilities
Exchange-cleared instruments	$705	249	—	954	(931)	(23)	—	—	—
OTC instruments	—	39	—	39	(11)	—	—	28	—
Physical forward contracts*	—	52	1	53	(1)	—	—	52	—
Floating-rate debt	50	—	—	50	N/A	N/A	—	50	N/A
Fixed-rate debt, excluding capital leases**	—	6,102	—	6,102	N/A	N/A	(193)	5,909	N/A
	$755	6,442	1	7,198	(943)	(23)	(193)	6,039
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

Nonrecurring Fair Value Remeasurements
The following table shows the values of assets, by major category, measured at fair value on a nonrecurring basis in periods subsequent to their initial recognition during the nine-month periods ended September 30, 2013 and 2012:

	Millions of Dollars
		Fair Value Measurements Using
	Fair Value*	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Before- Tax Loss
September 30, 2013
Net properties, plants and equipment (held for use)	$22	22	—	—	27

September 30, 2012
Net properties, plants and equipment (held for use)	$33	33	—	—	43
Net properties, plants and equipment (held for sale)	32	32	—	—	42
Equity method investment	283	—	—	283	480
*Represents the fair value at the time of the impairment.

During the nine-month period ended September 30, 2013, net PP&E held for use related to the composite graphite business in our M&S segment, with a carrying amount of $18 million, was written down to its fair value, resulting in a before-tax loss of $18 million. Fair value was based on an internal assessment of expected discounted future cash flows. During this same period, Corporate net PP&E with a carrying amount of $31 million was written down to its fair value of $22 million, resulting in a before-tax loss of $9 million. The fair value was primarily determined by a third-party valuation.

During the nine-month period ended September 30, 2012, net PP&E held for use related to a terminal and storage facility, with a carrying amount of $76 million, was written down to its fair value of $33 million, resulting in a before-tax loss of $43 million. In addition, net PP&E held for sale related to equipment formerly associated with a canceled refinery upgrade project, with a carrying amount of $74 million, was written down to its fair value of $32 million, resulting in a before-tax loss of $42 million. The fair values in each case were primarily determined by negotiated selling prices with third parties. During this same period, our investment in a natural gas transmission pipeline was written down to a fair value of $283 million, resulting in a before-tax loss of $480 million. The fair value was determined principally by the application of an internal discounted cash flow model using estimates of future production, prices, costs and a discount rate believed to be consistent with those used by principal market participants. The decline in the fair value was considered to be other than temporary.

Note 16—Leases

In August 2013, we entered into a 20-year capital lease to continue our use of an oil terminal in the United Kingdom. At September 30, 2013, $177 million of PP&E and debt obligations were recorded for this lease. Future minimum lease payments under this lease are: 2014—$5 million; 2015—$6 million; 2016—$6 million; 2017—$7 million; 2018—$7 million; and 2019 and after—$144 million. In 2013, total payments under this lease are estimated to be $2 million.

Note 17—Employee Benefit Plans

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

The allocated benefit cost from Shared Plans, as well as the components of net periodic benefit cost associated with plans sponsored by us for the three and nine months ended September 30, 2013 and 2012, are shown in the table below:

	Millions of Dollars
	Pension Benefits				Other Benefits
	2013		2012		2013	2012
	U.S.	Int’l.	U.S.	Int’l.
Components of Net Periodic Benefit Cost
Three Months Ended September 30
Service cost	$31	9	30	7	2	1
Interest cost	23	7	25	8	2	2
Expected return on plan assets	(30)	(7)	(30)	(7)	—	—
Amortization of prior service cost	1	—	—	—	—	—
Recognized net actuarial loss (gain)	21	4	19	2	—	(1)
Subtotal net periodic benefit cost	46	13	44	10	4	2
Allocated benefit cost from ConocoPhillips	—	—	—	—	—	—
Total net periodic benefit cost	$46	13	44	10	4	2

Nine Months Ended September 30
Service cost	$93	27	51	14	6	2
Interest cost	69	23	41	17	5	3
Expected return on plan assets	(90)	(22)	(50)	(14)	—	—
Amortization of prior service cost (credit)	2	(1)	1	—	(1)	—
Recognized net actuarial loss (gain)	63	12	31	5	—	(1)
Subtotal net periodic benefit cost	137	39	74	22	10	4
Allocated benefit cost from ConocoPhillips	—	—	71	13	—	7
Total net periodic benefit cost	$137	39	145	35	10	11

During the first nine months of 2013, we contributed $136 million to our U.S. plans and $36 million to our international plans. We currently expect to make additional contributions of approximately $20 million in the fourth quarter of 2013, primarily to our international plans.

Note 18—Accumulated Other Comprehensive Income (Loss)

The following table depicts changes in accumulated other comprehensive loss by component, as well as detail on reclassifications out of accumulated other comprehensive loss:

	Millions of Dollars
	Defined Benefit Plans	Foreign Currency Translation	Hedging	Accumulated Other Comprehensive Loss

December 31, 2012	$(778)	466	(2)	(314)
Other comprehensive income (loss) before reclassifications	(1)	(99)	1	(99)
Amounts reclassified from accumulated other comprehensive income (loss)*
Amortization of defined benefit plan items**
Actuarial losses	46	—	—	46
Net current period other comprehensive income (loss)	45	(99)	1	(53)
September 30, 2013	$(733)	367	(1)	(367)
*There were no significant reclassifications related to foreign currency translation or hedging.
**These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit cost (see Note 17—Employee Benefit Plans, for additional information).

Note 19—Cash Flow Information

	Millions of Dollars
	Nine Months Ended
	September 30
	2013	2012
Noncash Investing and Financing Activities
Increase in net PP&E and debt related to capital lease obligation	$177	—
Transfer of net PP&E in accordance with the Separation and Distribution Agreement with ConocoPhillips	—	374
Transfer of employee benefit obligations in accordance with the Separation and Distribution Agreement with ConocoPhillips	—	1,234
Increase in deferred tax assets associated with the employee benefit liabilities transferred in accordance with the Separation and Distribution Agreement with ConocoPhillips	—	461

Cash Payments
Interest	$146	28
Income taxes*	1,001	927
*Excludes our share of cash tax payments made directly by ConocoPhillips prior to the Separation.

Note 20—Related Party Transactions

Significant transactions with related parties were:

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012

Operating revenues and other income (a)	$2,064	1,883	5,866	6,119
Purchases (b)	4,998	4,176	13,762	18,984
Operating expenses and selling, general and administrative expenses (c)	28	32	80	175
Interest expense (d)	2	2	6	6

(a)
We sold crude oil to MRC. NGL and other petrochemical feedstocks, along with solvents, were sold to CPChem, and gas oil and hydrogen feedstocks were sold to Excel. Certain feedstocks and intermediate products were sold to WRB. We also acted as agent for WRB in supplying other crude oil and feedstocks, wherein the transactional amounts did not impact operating revenues. In addition, we charged several of our affiliates, including CPChem and MSLP, for the use of common facilities, such as steam generators, waste and water treaters, and warehouse facilities.

(b)
We purchased refined products from WRB. We also acted as agent for WRB in distributing asphalt and solvents, wherein the transactional amounts did not impact purchases. We purchased natural gas and NGL from DCP Midstream and CPChem for use in our refinery processes and other feedstocks from various affiliates. We purchased refined products from MRC. We also paid fees to various pipeline equity companies for transporting finished refined products. In addition, we paid a price upgrade to MSLP for heavy crude processing. We purchased base oils and fuel products from Excel for use in our refining and specialty businesses.

(c)	We paid utility and processing fees to various affiliates.

(d)	We incurred interest expense on a note payable to MSLP. See Note 6—Investments, Loans and Long-Term Receivables, for additional information on loans to affiliated companies.

Also included in the table above are transactions with ConocoPhillips through April 30, 2012, prior to the Separation. These transactions include crude oil purchased from ConocoPhillips as feedstock for our refineries and power sold to ConocoPhillips from our power generation facilities. Sales to and purchases from ConocoPhillips, while it was a related party, were $381 million and $5,328 million, respectively, for the nine months ended September 30, 2012.

For the period prior to the Separation, the consolidated statement of income includes expense allocations for certain corporate functions historically performed by ConocoPhillips and not allocated to its operating segments, including allocations of general corporate expenses related to executive oversight, accounting, treasury, tax, legal, procurement and information technology. Net charges from ConocoPhillips for these services, reflected in selling, general and administrative expenses, were $70 million for the nine months ended September 30, 2012.

Note 21—Segment Disclosures and Related Information

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

We evaluate performance and allocate resources based on net income attributable to Phillips 66. Intersegment sales are at prices that approximate market, except for certain 2012 transportation services provided by the Midstream segment to the Refining and M&S segments.

The new segment alignment is presented for the three- and nine-month periods ended September 30, 2013, with the prior periods recast for comparability.

Analysis of Results by Operating Segment

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Sales and Other Operating Revenues
Midstream
Total sales	$1,480	1,573	4,490	5,334
Intersegment eliminations	(224)	(198)	(666)	(662)
Total Midstream	1,256	1,375	3,824	4,672
Chemicals	2	2	7	8
Refining
Total sales	32,343	31,207	93,198	98,892
Intersegment eliminations	(18,868)	(18,793)	(55,235)	(55,377)
Total Refining	13,475	12,414	37,963	43,515
Marketing and Specialties
Total sales	29,844	29,306	87,835	88,272
Intersegment eliminations	(383)	(158)	(947)	(1,001)
Total Marketing and Specialties	29,461	29,148	86,888	87,271
Corporate and Other	7	6	22	9
Consolidated sales and other operating revenues	$44,201	42,945	128,704	135,475

Net Income (Loss) Attributable to Phillips 66
Midstream	$148	(72)	348	(39)
Chemicals	262	153	725	577
Refining	(2)	1,545	1,401	2,854
Marketing and Specialties	240	98	760	338
Corporate and Other	(113)	(125)	(334)	(314)
Consolidated net income attributable to Phillips 66	$535	1,599	2,900	3,416

	Millions of Dollars
	September 30 2013	December 31 2012
Total Assets
Midstream	$5,319	4,641
Chemicals	4,140	3,816
Refining	27,409	26,834
Marketing and Specialties	7,257	8,012
Corporate and Other	6,858	4,770
Consolidated total assets	$50,983	48,073

Note 22—Income Taxes

Our effective tax rate for the third quarter and first nine months of 2013 was 35 percent and 34 percent, respectively, compared with 35 percent and 37 percent for the corresponding periods of 2012. The decrease in the effective tax rate for the first nine months of 2013 was primarily due to the absence of U.S. income tax expense on foreign dividends, the majority of which was recorded as a result of corporate restructuring to effectuate the Separation.

Note 23—Phillips 66 Partners LP

Initial Public Offering of Phillips 66 Partners LP
In February 2013, we formed Phillips 66 Partners, a master limited partnership, to own, operate, develop and acquire primarily fee-based crude oil, refined petroleum product and natural gas liquids pipelines and terminals, as well as other transportation and midstream assets. On July 26, 2013, Phillips 66 Partners closed its initial public offering of 18,888,750 common units at a price of $23.00 per unit, which included a 2,463,750 common unit over-allotment option that was fully exercised by the underwriters. Phillips 66 Partners received $404 million in net proceeds from the sale of the units, after deducting underwriting discounts, commissions, structuring fees and offering expenses. Headquartered in Houston, Texas, Phillips 66 Partners' initial assets consist of crude oil and refined petroleum product pipeline, terminal, and storage systems in the Central and Gulf Coast regions of the United States, each of which is integral to a connected Phillips 66-operated refinery.

We own a 71.7 percent limited partner interest and a 2.0 percent general partner interest in Phillips 66 Partners, while the public owns a 26.3 percent limited partner interest. We consolidate Phillips 66 Partners as a variable interest entity for financial reporting purposes (see Note 3—Variable Interest Entities (VIEs) for additional information). The public's ownership interest in Phillips 66 Partners is reflected as a noncontrolling interest in our financial statements, including $408 million in the equity section of our consolidated balance sheet as of September 30, 2013. Phillips 66 Partners' cash and cash equivalents at September 30, 2013, were $422 million.

Note 24—Condensed Consolidating Financial Information

Our $5.8 billion of Senior Notes were issued by Phillips 66, and are guaranteed by Phillips 66 Company, a 100-percent-owned subsidiary. Phillips 66 Company has fully and unconditionally guaranteed the payment obligations of Phillips 66 with respect to these debt securities. The following condensed consolidating financial information presents the results of operations, financial position and cash flows for:

•	Phillips 66 and Phillips 66 Company (in each case, reflecting investments in subsidiaries utilizing the equity method of accounting).

•	All other nonguarantor subsidiaries.

•	The consolidating adjustments necessary to present Phillips 66's results on a consolidated basis.

This condensed consolidating financial information should be read in conjunction with the accompanying consolidated financial statements and notes.

	Millions of Dollars
	Three Months Ended September 30, 2013
Statement of Income	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Revenues and Other Income
Sales and other operating revenues	$—	29,196	15,005	—	44,201
Equity in earnings of affiliates	579	786	166	(884)	647
Net gain on dispositions	—	8	—	—	8
Other income (loss)	(1)	(13)	7	—	(7)
Intercompany revenues	—	258	5,482	(5,740)	—
Total Revenues and Other Income	578	30,235	20,660	(6,624)	44,849

Costs and Expenses
Purchased crude oil and products	—	26,864	17,506	(5,624)	38,746
Operating expenses	—	815	178	(6)	987
Selling, general and administrative expenses	1	244	133	(24)	354
Depreciation and amortization	—	182	54	—	236
Impairments	—	1	—	—	1
Taxes other than income taxes	—	1,324	2,301	(1)	3,624
Accretion on discounted liabilities	—	4	2	—	6
Interest and debt expense	66	4	83	(85)	68
Foreign currency transaction losses	—	1	—	—	1
Total Costs and Expenses	67	29,439	20,257	(5,740)	44,023
Income before income taxes	511	796	403	(884)	826
Provision (benefit) for income taxes	(24)	217	93	—	286
Net income	535	579	310	(884)	540
Less: net income attributable to noncontrolling interests	—	—	5	—	5
Net Income Attributable to Phillips 66	$535	579	305	(884)	535

Comprehensive Income	$734	777	495	(1,267)	739

	Millions of Dollars
	Three Months Ended September 30, 2012
Statement of Income	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Revenues and Other Income
Sales and other operating revenues	$—	28,495	14,450	—	42,945
Equity in earnings of affiliates	1,652	1,071	161	(1,925)	959
Net loss on dispositions	—	(1)	—	—	(1)
Other income (loss)	—	6	(2)	—	4
Intercompany revenues	1	551	6,192	(6,744)	—
Total Revenues and Other Income	1,653	30,122	20,801	(8,669)	43,907

Costs and Expenses
Purchased crude oil and products	—	25,037	17,859	(6,707)	36,189
Operating expenses	—	725	171	(12)	884
Selling, general and administrative expenses	2	333	119	(22)	432
Depreciation and amortization	—	170	59	—	229
Impairments	—	44	204	—	248
Taxes other than income taxes	—	1,302	2,109	(1)	3,410
Accretion on discounted liabilities	—	6	1	—	7
Interest and debt expense	71	4	1	(2)	74
Foreign currency transaction gains	—	—	(15)	—	(15)
Total Costs and Expenses	73	27,621	20,508	(6,744)	41,458
Income before income taxes	1,580	2,501	293	(1,925)	2,449
Provision (benefit) for income taxes	(19)	849	18	—	848
Net income	1,599	1,652	275	(1,925)	1,601
Less: net income attributable to noncontrolling interests	—	—	2	—	2
Net Income Attributable to Phillips 66	$1,599	1,652	273	(1,925)	1,599

Comprehensive Income	$1,827	1,880	487	(2,364)	1,830

	Millions of Dollars
	Nine Months Ended September 30, 2013
Statement of Income	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Revenues and Other Income
Sales and other operating revenues	$—	86,169	42,535	—	128,704
Equity in earnings of affiliates	3,035	2,735	401	(3,867)	2,304
Net gain on dispositions	—	49	1	—	50
Other income (loss)	(3)	36	32	—	65
Intercompany revenues	—	987	16,183	(17,170)	—
Total Revenues and Other Income	3,032	89,976	59,152	(21,037)	131,123

Costs and Expenses
Purchased crude oil and products	—	78,037	50,073	(16,823)	111,287
Operating expenses	—	2,435	583	(20)	2,998
Selling, general and administrative expenses	5	713	412	(70)	1,060
Depreciation and amortization	—	542	170	—	712
Impairments	—	(2)	28	—	26
Taxes other than income taxes	—	3,828	6,623	(1)	10,450
Accretion on discounted liabilities	—	14	4	—	18
Interest and debt expense	200	10	253	(256)	207
Foreign currency transaction (gains) losses	—	1	(17)	—	(16)
Total Costs and Expenses	205	85,578	58,129	(17,170)	126,742
Income before income taxes	2,827	4,398	1,023	(3,867)	4,381
Provision (benefit) for income taxes	(73)	1,363	181	—	1,471
Net income	2,900	3,035	842	(3,867)	2,910
Less: net income attributable to noncontrolling interests	—	—	10	—	10
Net Income Attributable to Phillips 66	$2,900	3,035	832	(3,867)	2,900

Comprehensive Income	$2,847	2,982	754	(3,726)	2,857

	Millions of Dollars
	Nine Months Ended September 30, 2012
Statement of Income	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Revenues and Other Income
Sales and other operating revenues	$—	89,075	46,400	—	135,475
Equity in earnings of affiliates	3,514	2,786	346	(4,138)	2,508
Net gain (loss) on dispositions	—	190	(1)	—	189
Other income (loss)	—	(40)	122	—	82
Intercompany revenues	1	2,047	18,474	(20,522)	—
Total Revenues and Other Income	3,515	94,058	65,341	(24,660)	138,254

Costs and Expenses
Purchased crude oil and products	—	80,833	56,541	(20,459)	116,915
Operating expenses	—	2,448	555	(43)	2,960
Selling, general and administrative expenses	3	963	318	(23)	1,261
Depreciation and amortization	—	490	179	—	669
Impairments	—	45	521	—	566
Taxes other than income taxes	—	3,922	6,384	(1)	10,305
Accretion on discounted liabilities	—	13	5	—	18
Interest and debt expense	140	24	2	4	170
Foreign currency transaction gains	—	—	(22)	—	(22)
Total Costs and Expenses	143	88,738	64,483	(20,522)	132,842
Income before income taxes	3,372	5,320	858	(4,138)	5,412
Provision (benefit) for income taxes	(44)	1,806	229	—	1,991
Net income	3,416	3,514	629	(4,138)	3,421
Less: net income attributable to noncontrolling interests	—	—	5	—	5
Net Income Attributable to Phillips 66	$3,416	3,514	624	(4,138)	3,416

Comprehensive Income	$3,026	3,632	617	(3,564)	3,711

	Millions of Dollars
	At September 30, 2013
Balance Sheet	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Assets
Cash and cash equivalents	$—	1,886	4,056	—	5,942
Accounts and notes receivable	10	3,010	7,353	(629)	9,744
Inventories	—	2,509	2,228	—	4,737
Prepaid expenses and other current assets	8	291	363	—	662
Total Current Assets	18	7,696	14,000	(629)	21,085
Investments and long-term receivables	31,764	24,652	7,267	(52,955)	10,728
Net properties, plants and equipment	—	11,788	3,289	—	15,077
Goodwill	—	3,226	2	—	3,228
Intangibles	—	696	17	—	713
Other assets	40	113	2	(3)	152
Total Assets	$31,822	48,171	24,577	(53,587)	50,983

Liabilities and Equity
Accounts payable	$—	7,369	6,004	(629)	12,744
Short-term debt	—	18	6	—	24
Accrued income and other taxes	—	273	616	—	889
Employee benefit obligations	—	287	45	—	332
Other accruals	98	256	337	—	691
Total Current Liabilities	98	8,203	7,008	(629)	14,680
Long-term debt	5,796	156	180	—	6,132
Asset retirement obligations and accrued environmental costs	—	525	162	—	687
Deferred income taxes	—	4,595	1,041	(3)	5,633
Employee benefit obligations	—	1,060	226	—	1,286
Other liabilities and deferred credits	4,516	2,010	6,162	(12,117)	571
Total Liabilities	10,410	16,549	14,779	(12,749)	28,989
Common stock	16,887	25,937	8,447	(34,384)	16,887
Retained earnings	5,031	6,191	837	(7,029)	5,030
Accumulated other comprehensive income (loss)	(506)	(506)	70	575	(367)
Noncontrolling interests	—	—	444	—	444
Total Liabilities and Equity	$31,822	48,171	24,577	(53,587)	50,983

	Millions of Dollars
	At December 31, 2012
Balance Sheet	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Assets
Cash and cash equivalents	$—	2,410	1,064	—	3,474
Accounts and notes receivable	47	2,889	8,456	(989)	10,403
Inventories	—	1,938	1,492	—	3,430
Prepaid expenses and other current assets	11	403	241	—	655
Total Current Assets	58	7,640	11,253	(989)	17,962
Investments and long-term receivables	28,796	20,798	6,235	(45,358)	10,471
Net properties, plants and equipment	—	11,714	3,693	—	15,407
Goodwill	—	3,344	—	—	3,344
Intangibles	—	710	14	—	724
Other assets	78	114	9	(36)	165
Total Assets	$28,932	44,320	21,204	(46,383)	48,073

Liabilities and Equity
Accounts payable	$17	7,014	4,668	(989)	10,710
Short-term debt	—	13	—	—	13
Accrued income and other taxes	—	245	656	—	901
Employee benefit obligations	—	391	50	—	441
Other accruals	50	279	88	—	417
Total Current Liabilities	67	7,942	5,462	(989)	12,482
Long-term debt	6,795	165	1	—	6,961
Asset retirement obligations and accrued environmental costs	—	563	177	—	740
Deferred income taxes	—	4,478	1,002	(36)	5,444
Employee benefit obligations	—	1,094	231	—	1,325
Other liabilities and deferred credits	1,434	1,435	5,768	(8,322)	315
Total Liabilities	8,296	15,677	12,641	(9,347)	27,267
Common stock	18,376	25,951	8,287	(34,238)	18,376
Retained earnings	2,713	3,145	87	(3,232)	2,713
Accumulated other comprehensive income (loss)	(453)	(453)	158	434	(314)
Noncontrolling interests	—	—	31	—	31
Total Liabilities and Equity	$28,932	44,320	21,204	(46,383)	48,073

	Millions of Dollars
	Nine Months Ended September 30, 2013
Statement of Cash Flows	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Cash Flows From Operating Activities
Net Cash Provided by Operating Activities	$3,190	106	1,904	(70)	5,130

Cash Flows From Investing Activities
Capital expenditures and investments	—	(683)	(508)	21	(1,170)
Proceeds from asset dispositions	—	62	1,126	—	1,188
Advances/loans—related parties	—	—	(65)	—	(65)
Collection of advances/loans—related parties	—	—	100	—	100
Net Cash Provided by (Used in) Investing Activities	—	(621)	653	21	53

Cash Flows From Financing Activities
Repayment of debt	(1,000)	(14)	(1)	—	(1,015)
Issuance of common stock	(4)	—	—	—	(4)
Repurchase of common stock	(1,602)	—	—	—	(1,602)
Dividends paid on common stock	(575)	—	(70)	70	(575)
Net proceeds from issuance of Phillips 66 Partners LP common units	—	—	404	—	404
Other	(9)	5	20	(21)	(5)
Net Cash Provided by (Used in) Financing Activities	(3,190)	(9)	353	49	(2,797)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	82	—	82

Net Change in Cash and Cash Equivalents	—	(524)	2,992	—	2,468
Cash and cash equivalents at beginning of period	—	2,410	1,064	—	3,474
Cash and Cash Equivalents at End of Period	$—	1,886	4,056	—	5,942

	Millions of Dollars
	Nine Months Ended September 30, 2012
Statement of Cash Flows	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Cash Flows From Operating Activities
Net Cash Provided by (Used in) Operating Activities	$(44)	7,300	(4,265)	—	2,991

Cash Flows From Investing Activities
Capital expenditures and investments	—	(606)	(231)	10	(827)
Proceeds from asset dispositions	—	210	49	—	259
Advances/loans—related parties	—	—	(100)	—	(100)
Collection of advances/loans—related parties	—	—	7	(7)	—
Net Cash Used in Investing Activities	—	(396)	(275)	3	(668)

Cash Flows From Financing Activities
Contributions from (distributions to) ConocoPhillips	(7,469)	(3,837)	6,051	—	(5,255)
Issuance of debt	7,794	—	—	—	7,794
Repayment of debt	—	(204)	(9)	7	(206)
Issuance of common stock	23	—	—	—	23
Repurchase of common stock	(111)	—	—	—	(111)
Dividends paid on common stock	(125)	—	—	—	(125)
Other	(68)	28	10	(10)	(40)
Net Cash Provided by (Used in) Financing Activities	44	(4,013)	6,052	(3)	2,080

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	27	—	27

Net Change in Cash and Cash Equivalents	—	2,891	1,539	—	4,430
Cash and cash equivalents at beginning of period	—	—	—	—	—
Cash and Cash Equivalents at End of Period	$—	2,891	1,539	—	4,430

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis is the company’s analysis of its financial performance, financial condition, and of significant trends that may affect future performance. It should be read in conjunction with the consolidated financial statements and notes. It contains forward-looking statements including, without limitation, statements relating to the company’s plans, strategies, objectives, expectations and intentions that are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “estimate,” “believe,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target” and similar expressions identify forward-looking statements. The company does not undertake to update, revise or correct any of the forward-looking information unless required to do so under the federal securities laws. Readers are cautioned that such forward-looking statements should be read in conjunction with the company’s disclosures under the heading: “CAUTIONARY STATEMENT FOR THE PURPOSES OF THE ‘SAFE HARBOR’ PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995,” beginning on page 46.

The terms “earnings” and “loss” as used in Management’s Discussion and Analysis refer to net income (loss) attributable to Phillips 66.

BUSINESS ENVIRONMENT AND EXECUTIVE OVERVIEW

Phillips 66 is an energy manufacturing and logistics company with midstream, chemicals, refining, and marketing and specialties businesses. At September 30, 2013, we had total assets of $51 billion. Our common stock trades on the New York Stock Exchange under the symbol “PSX.”

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

The new segment alignment is presented for the three- and nine-month periods ended September 30, 2013, with the prior periods recast for comparability.

Executive Overview
We reported earnings of $535 million in the third quarter of 2013 and generated $1,949 million in cash from operating activities. Proceeds from asset dispositions were $1,119 million in the quarter. We used available cash to fund capital expenditures and investments of $412 million, pay dividends of $189 million, repurchase $674 million of our common stock, and reduce debt by $510 million. We ended the third quarter of 2013 with $5.9 billion of cash and cash equivalents and approximately $5.1 billion of total capacity available under our liquidity facilities.

In July 2013, Phillips 66 Partners LP, a master limited partnership we formed in February 2013, completed its initial public offering of 18,888,750 common units, raising net proceeds of $404 million. Its assets consist of crude oil and refined petroleum product pipeline, terminal and storage systems in the Central and Gulf Coast regions of the United States, each of which is integral to a Phillips 66-operated refinery to which it is connected.

Business Environment
The Midstream segment includes our 50 percent equity investment in DCP Midstream. Earnings of DCP Midstream are closely linked to natural gas liquids (NGL) prices, natural gas prices and crude oil prices. Industry NGL prices increased in the third quarter of 2013, compared with the second quarter of 2013, due to relatively lower inventories primarily driven by increased NGL exports. Industry NGL prices remained relatively flat compared with the third quarter of 2012. Natural gas prices decreased in the third quarter of 2013, compared with the second quarter of 2013, while prices increased compared with the third quarter of 2012. The decrease in natural gas prices as compared with the second quarter of 2013 was largely due to higher supply levels. The increase in natural gas prices as compared with the third quarter of 2012 was largely due to increased demand and lower storage levels.

The Chemicals segment consists of our 50 percent equity investment in CPChem. The chemicals and plastics industry is mainly a commodity-based industry where the margins for key products are based on market factors. The chemicals industry continues to experience higher ethylene margins in regions of the world where production is based upon NGL versus crude-derived feedstocks. In particular, North American ethane-based crackers benefited from the lower-priced feedstocks and improved ethylene margins.

Results for our Refining segment depend largely on refining margins, cost control, refinery throughput, and product yields. The crack spread is a measure of the difference between market prices for refined petroleum products and crude oil, and it is used within our industry as an indicator for refining margins. The U.S. 3:2:1 crack spread (three barrels of crude oil producing two barrels of gasoline and one barrel of diesel) decreased in the third quarter of 2013, compared with both the second quarter of 2013 and the third quarter of 2012. The third-quarter 2013 domestic industry crack spread declines are largely the result of higher crude prices as West Texas Intermediate (WTI) and other crudes increased compared with both the second quarter of 2013 and third quarter of 2012. In addition, the third-quarter 2013 domestic industry crack spread was negatively impacted compared with the third quarter of 2012, due to the reduction in gasoline and distillate prices.
U.S. crude production continues to rise, with an approximately 300,000 barrels per day increase in the third quarter of 2013 compared with the second quarter of 2013, according to data from the U.S. Energy Information Administration. The areas of largest production growth are Bakken/Three Forks and Eagle Ford, which contributed close to one-third of the aforementioned growth, with Permian and other tight oil plays (e.g., Niobrara, Mississippian Lime, Granite Wash) contributing the remainder. Nationwide growth is also benefiting from slower decline rates in legacy production areas. This strong production growth, however, did not pressure crude prices over the third quarter, as WTI continued to increase over the second quarter. The spread to Brent over the quarter narrowed considerably. The decreasing WTI-Brent differential stems from increased pipeline outlets from Cushing to the Gulf Coast, as well as unplanned Canadian upgrader outages that tightened light crude balances throughout the Midcontinent region.

The Northwest Europe benchmark crack spread in the third quarter of 2013 decreased compared with both the second quarter of 2013 and third quarter of 2012.  The benchmark crack spread in Northwest Europe for the third quarter of 2013 declined from the second quarter of 2013 as a result of weak gasoline prices due to poor domestic and export demand, compared with stronger crude prices after reduced supplies resulting from North Sea maintenance and Libyan civil unrest. The Northwest Europe crack spread for the third quarter of 2013, compared with the third quarter of 2012, decreased as gasoline cracks fell on weakened demand and consistently high distillate imports.
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

During the first nine months of 2013, the monthly average price of ethanol-based RINs increased from approximately 10 cents per gallon of ethanol at the beginning of 2013 to approximately $1.15 per gallon in the beginning of the third quarter and then retracted to approximately 60 cents per gallon by the end of the third quarter. This increase has been attributed to, among other items, the impending ethanol “blend wall”—the situation where the EPA's mandated quantities of ethanol to be blended exceeds 10 percent of produced gasoline. While various options to address blend wall concerns have been proposed, such as statutory or regulatory amendments, it is unclear at this time whether and when any such option will be implemented. It is also not possible to reliably determine how much of increased RIN costs may ultimately be included in the selling price of motor fuels. Accordingly, the long-term impact of the EPA's RFS program on our refining margins is uncertain. If sufficient quantities of RINs are unavailable for purchase or we are otherwise unable to meet the EPA's RFS quotas, our business, financial condition and results of operations could be materially adversely affected.

RESULTS OF OPERATIONS

Unless otherwise indicated, discussion of results for the three- and nine-month periods ended September 30, 2013, is based on a comparison with the corresponding periods of 2012.

Consolidated Results
A summary of net income (loss) attributable to Phillips 66 by business segment follows:

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012

Midstream	$148	(72)	348	(39)
Chemicals	262	153	725	577
Refining	(2)	1,545	1,401	2,854
Marketing and Specialties	240	98	760	338
Corporate and Other	(113)	(125)	(334)	(314)
Net income attributable to Phillips 66	$535	1,599	2,900	3,416

Earnings for Phillips 66 decreased $1,064 million, or 67 percent, in the third quarter of 2013 and decreased $516 million, or 15 percent, in the nine-month period ended September 30, 2013. These decreases were primarily due to lower realized refining margins as a result of decreased market crack spreads and impacts related to tightened crude differentials, partially offset by lower impairments in our Midstream segment.

See the “Segment Results” section for additional information on our segment results.

Statement of Income Analysis

Sales and other operating revenues for the third quarter of 2013 increased 3 percent, and purchased crude oil and products increased 7 percent, both primarily due to higher crude oil prices. For the nine-month period of 2013 both sales and other operating revenues and purchased crude oil and products decreased 5 percent. The decrease in sales and other operating revenues was primarily due to lower prices for petroleum products and lower crude supply volumes. The decrease in purchased crude oil and products was largely due to lower crude supply volumes.

Equity in earnings of affiliates decreased 33 percent and 8 percent for the three- and nine-month periods of 2013, respectively, which primarily resulted from decreased earnings from WRB Refining LP, partially offset by increased earnings from CPChem:

•	Equity in earnings of WRB decreased 85 percent and 30 percent in the third quarter and nine-month period of 2013, respectively, mainly due to lower refining margins.

•
Equity in earnings of CPChem increased 56 percent and 19 percent in the third quarter and nine-month period of 2013, respectively, primarily driven by the absence of costs and interest associated with debt retirement in 2012, fixed asset impairments recorded in 2012, and improved realized margins, partially offset by higher costs and lower sales volumes.

Net gain (loss) on dispositions for the nine-month period of 2013 decreased $139 million, primarily reflecting a before-tax gain of $189 million from the sale of the Trainer Refinery and associated terminal and pipeline assets in the second quarter of 2012.

Operating expenses for the third quarter of 2013 increased $103 million, or 12 percent, primarily due to spending related to turnarounds at our refineries, higher utility costs, and higher environmental expenses.

Selling, general and administrative expenses decreased $78 million, or 18 percent, in the third quarter of 2013, primarily due to costs associated with the Separation and lower employee benefits. Selling, general and administrative expenses decreased $201 million, or 16 percent, in the first nine months of 2013 due to impacts related to a prior retail disposition program and costs associated with the Separation.

Impairments decreased $247 million and $540 million in the third quarter and nine-month period, respectively, primarily due to impairments associated with our equity investment in Rockies Express Pipeline LLC. For additional information on the impairments, see Note 9—Impairments, in the Notes to Consolidated Financial Statements.

Interest and debt expense increased $37 million in the nine-month period of 2013, primarily due to increased average debt outstanding in 2013, reflecting the issuance of debt in March 2012 in connection with the Separation.

See Note 22—Income Taxes, in the Notes to Consolidated Financial Statements, for information regarding our provision for income taxes and effective tax rates.

Segment Results

Midstream

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
	Millions of Dollars
Net Income (Loss) Attributable to Phillips 66
Transportation	$54	(128)	150	(245)
DCP Midstream	87	39	173	141
NGL Operations and Other	7	17	25	65
Total Midstream	$148	(72)	348	(39)

	Dollars Per Unit
Weighted Average NGL Price*
DCP Midstream (per barrel)	$32.66	30.21	31.17	34.93
DCP Midstream (per gallon)	0.78	0.72	0.74	0.83
*Based on index prices from the Mont Belvieu and Conway market hubs that are weighted by NGL component and location mix.

	Thousands of Barrels Daily
Transportation Volumes
Pipelines*	3,246	3,011	3,164	2,905
Terminals	1,419	1,221	1,219	1,179

Other Volumes
NGL extracted**	221	199	208	200
NGL fractionated***	123	113	117	104
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

Earnings from the Midstream segment increased $220 million in the third quarter of 2013 and $387 million in the nine-month period of 2013. The improvements were primarily driven by higher earnings from our Transportation business and DCP Midstream, partially offset by lower earnings from NGL Operations and Other.

Transportation earnings increased $182 million in the third quarter of 2013 and $395 million in the nine-month period of 2013. These increases primarily resulted from the 2012 impairments of our investment in Rockies Express Pipeline LLC, as well as increased throughput fees.

The $48 million increase in earnings of DCP Midstream during the third quarter of 2013 resulted from an increase in gains associated with unit issuances by DCP Midstream Partners, LP (DCP Partners) as described below. In addition, higher commodity prices, lower operating costs and higher volumes benefited earnings. During the nine-month period of 2013, earnings increased by $32 million primarily due to an increase in gains associated with unit issuances by DCP Partners, as described below, and lower operating costs. These increases were partially offset by the impacts of asset dropdowns to DCP Partners. See the “Business Environment and Executive Overview” section for information on market factors affecting NGL prices.

DCP Partners, a subsidiary of DCP Midstream, issues, from time to time, limited partner units to the public. These issuances benefited our equity in earnings from DCP Midstream, on an after-tax basis, by approximately $24 million and $56 million in the three- and nine-month periods ended September 30, 2013, respectively, compared with approximately $9 million and $23 million in the corresponding periods of 2012.

Earnings of our NGL Operations and Other businesses decreased $10 million and $40 million for the three- and nine-month periods ended September 30, 2013, respectively. These decreases were primarily due to inventory impacts; in addition, the third quarter of 2013 was impacted by lower margins.

Chemicals

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
	Millions of Dollars

Net Income Attributable to Phillips 66	$262	153	725	577

	Millions of Pounds
CPChem Externally Marketed Sales Volumes*
Olefins and Polyolefins	3,927	3,811	11,825	10,961
Specialties, Aromatics and Styrenics	1,577	1,545	4,558	5,149
	5,504	5,356	16,383	16,110
*Includes 100 percent of CPChem's outside sales of produced petrochemical products, as well as commission sales from equity affiliates.

Olefins and Polyolefins Capacity Utilization (percent)	87%	97%	85%	95%

The Chemicals segment consists of our 50 percent interest in CPChem, which we account for under the equity method. CPChem uses NGL and other feedstocks to produce petrochemicals. These products are then marketed and sold or used as feedstocks to produce plastics and other chemicals.

Earnings from the Chemicals segment increased $109 million, or 71 percent, and $148 million, or 26 percent, in the three- and nine-month periods of 2013, respectively. The increase in earnings was primarily driven by the absence of costs and interest associated with CPChem's retirement of $1.0 billion of debt in 2012, fixed asset impairments recorded in 2012, a higher tax provision due to repositioning in 2012, and improved realized margins. These increases were partially offset by lower sales volumes and higher costs. See the “Business Environment and Executive Overview” section for information on market factors impacting this quarter's results.

Refining

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
	Millions of Dollars
Net Income (Loss) Attributable to Phillips 66
Atlantic Basin/Europe	$50	321	177	448
Gulf Coast	(58)	266	(79)	404
Central Corridor	120	773	1,105	1,752
Western/Pacific	(93)	136	2	101
Other refining	(21)	49	196	149
Worldwide	$(2)	1,545	1,401	2,854

	Dollars Per Barrel
Refining Margins
Atlantic Basin/Europe	$6.59	12.88	7.34	9.12
Gulf Coast	3.95	11.42	5.48	9.00
Central Corridor	9.80	31.82	18.65	25.93
Western/Pacific	4.77	13.30	7.75	10.71
Worldwide	6.14	16.97	9.88	13.47

	Thousands of Barrels Daily
Operating Statistics
Refining operations*
Atlantic Basin/Europe
Crude oil capacity	588	588	588	588
Crude oil processed	574	587	567	574
Capacity utilization (percent)	98%	100	96	98
Refinery production	609	628	609	623
Gulf Coast
Crude oil capacity	733	733	733	733
Crude oil processed	671	649	640	640
Capacity utilization (percent)	92%	88	87	87
Refinery production	774	736	723	726
Central Corridor
Crude oil capacity	478	469	476	470
Crude oil processed	480	478	470	467
Capacity utilization (percent)	101%	102	99	99
Refinery production	497	495	487	485
Western/Pacific
Crude oil capacity	440	439	440	439
Crude oil processed	403	424	407	397
Capacity utilization (percent)	91%	97	92	90
Refinery production	432	437	442	417
Worldwide
Crude oil capacity	2,239	2,229	2,237	2,230
Crude oil processed	2,128	2,138	2,084	2,078
Capacity utilization (percent)	95%	96	93	93
Refinery production	2,312	2,296	2,261	2,251
*Includes our share of equity affiliates.

The Refining segment buys, sells and refines crude oil and other feedstocks into petroleum products (such as gasoline, distillates and aviation fuels) at 15 refineries, mainly in the United States, Europe and Asia.

Earnings for the Refining segment decreased $1,547 million and $1,453 million in the three- and nine-month periods of 2013, respectively. These decreases were primarily due to lower realized refining margins as a result of decreased market cracks and impacts related to tightened crude differentials. See the “Business Environment and Executive Overview” section for information on industry crack spreads and other market factors impacting this quarter’s results.

Our Refining segment continued to incur increased costs for RINs under the EPA's Renewable Fuel Standards Program. To the extent these costs are not captured in the selling price of motor fuels, realized refining margins are reduced.

Our worldwide refining crude oil capacity utilization rate was 95 percent in the third quarter of 2013, compared with 96 percent in the third quarter of 2012. The current year decrease was primarily due to unfavorable market impacts, and higher turnaround activity, partially offset by lower unplanned downtime due to the absence of negative impacts from Hurricane Issac in the third quarter of 2012.

Marketing and Specialties

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
	Millions of Dollars
Net Income Attributable to Phillips 66
Marketing and Other	$195	46	623	180
Specialties	45	52	137	158
Total Marketing and Specialties	$240	98	760	338

	Dollars Per Barrel
Realized Marketing Fuel Margin*
U.S.	$1.25	0.41	1.36	0.83
International	5.55	3.91	4.56	4.23
*On third-party petroleum products sales.

	Dollars Per Gallon
U.S. Average Wholesale Prices*
Gasoline	$2.98	3.09	2.97	3.05
Distillates	3.16	3.24	3.12	3.18
*Excludes excise taxes.

	Thousands of Barrels Daily
Marketing Petroleum Products Sales Volumes
Gasoline	1,206	1,091	1,181	1,092
Distillates	951	988	972	995
Other products	18	19	17	17
Total	2,175	2,098	2,170	2,104

The M&S segment purchases for resale and markets refined petroleum products (such as gasoline, distillates and aviation fuels), mainly in the United States and Europe. In addition, this segment includes the manufacturing and marketing of specialty products (such as lubricants and flow improvers), as well as power generation operations.

The M&S segment earnings were $240 million in the third quarter of 2013, an increase of $142 million. Earnings for the first nine months of 2013 were $760 million, an increase of $422 million. See the “Business Environment and Executive Overview” section for information on marketing fuel margins and other market factors impacting this quarter's results.

In both periods, the segment benefited from higher U.S. and International marketing margins and decreased costs. U.S. M&S margins improved primarily due to the impact of higher RINs values associated with renewable fuels blending activities. This more than offset weaker underlying U.S. marketing margins. In addition, the nine-month period benefited from a lack of income taxes associated with foreign dividends during 2012 and the sale of our E-GasTM Technology business in May 2013.

Corporate and Other

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Net Loss Attributable to Phillips 66
Net interest	$(41)	(47)	(126)	(101)
Corporate general and administrative expenses	(32)	(30)	(102)	(79)
Technology	(12)	(11)	(36)	(35)
Repositioning costs	—	(13)	—	(43)
Other	(28)	(24)	(70)	(56)
	$(113)	(125)	(334)	(314)

Net interest consists of interest and financing expense, net of interest income and capitalized interest. Net interest decreased $6 million in the third quarter of 2013, while it increased $25 million in the nine-month period of 2013. The increase in the nine-month period of 2013 was primarily due to increased average outstanding debt in 2013, reflecting the issuance of debt in March 2012 in connection with the Separation.

Corporate general and administrative expenses increased $2 million and $23 million in the three- and nine-month periods ending September 30, 2013, respectively. The increase in the nine-month period was primarily due to incremental costs and expenses associated with operating as a stand-alone company. Repositioning costs decreased $13 million and $43 million in the three- and nine-month periods ending September 30, 2013, respectively.

The category “Other” includes certain income tax expenses, environmental costs associated with sites no longer in operation, foreign currency transaction gains and losses and other costs not directly associated with an operating segment.

CAPITAL RESOURCES AND LIQUIDITY

Financial Indicators

	Millions of Dollars Except as Indicated
	September 30 2013	December 31 2012

Short-term debt	$24	13
Total debt	6,156	6,974
Total equity	21,994	20,806
Percent of total debt to capital*	22%	25
Percent of floating-rate debt to total debt	1%	15
*Capital includes total debt and total equity.

To meet our short- and long-term liquidity requirements, we look to a variety of funding sources, but rely primarily on cash generated from operating activities. During the first nine months of 2013, we generated $5.1 billion in cash from operations, received $1.2 billion from asset dispositions and received $0.4 billion as a result of net proceeds received from the issuance of Phillips 66 Partners' common units. This available cash was primarily used for capital expenditures and investments ($1.2 billion), repurchases of our common stock ($1.6 billion), debt repayments ($1.0 billion) and dividend payments on our common stock ($0.6 billion). During the first nine months of 2013, cash and cash equivalents increased by $2.5 billion to $5.9 billion, of which $422 million is held by Phillips 66 Partners.

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

Significant Sources of Capital

Operating Activities
During the first nine months of 2013, cash provided by operating activities was $5,130 million, compared with $2,991 million for the first nine months of 2012. The improvement in the 2013 period reflected positive working capital impacts, driven by inventory management and timing of tax payments, and higher distributions from equity affiliates, partially offset by lower refining margins.

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

Our operating cash flows are also impacted by dividend decisions made by our equity affiliates, including DCP Midstream, CPChem and WRB. During the first nine months of 2013, we received dividends of $2,228 million from our equity affiliates, compared with $1,580 million during the same period of 2012. We cannot control the amount of future dividends from equity affiliates; therefore, future dividend payments by these companies are not assured.

Asset Sales
Proceeds from asset sales were $1,188 million in the first nine months of 2013, compared with $259 million in the first nine months of 2012. Asset sales in the nine months ended September 30, 2013, included the sale of a power plant in the United Kingdom, as well as our gasification technology, while asset sales in the corresponding period of 2012 primarily reflected the sale of a refinery and associated terminal and pipeline assets located in Trainer, Pennsylvania. A before-tax gain of $323 million associated with asset sales in the third quarter of 2013 was deferred due to an indemnity provided to the buyer. Absent claims under the indemnity, this deferred gain will be recognized into earnings as our exposure under the indemnity declines, which is currently expected to begin in the second half of 2014 and end in the first half of 2015.

Initial Public Offering of Phillips 66 Partners LP
In February 2013, we formed Phillips 66 Partners, a master limited partnership, to own, operate, develop and acquire primarily fee-based crude oil, refined petroleum product and natural gas liquids pipelines and terminals, as well as other transportation and midstream assets. On July 26, 2013, Phillips 66 Partners closed its initial public offering of 18,888,750 common units at a price of $23.00 per unit, which included a 2,463,750 common unit over-allotment option that was fully exercised by the underwriters. Phillips 66 Partners received $404 million in net proceeds from the sale of the units, after deducting underwriting discounts, commissions, structuring fees and offering expenses. Headquartered in Houston, Texas, Phillips 66 Partners' initial assets consist of crude oil and refined petroleum product pipeline, terminal, and storage systems in the Central and Gulf Coast regions of the United States, each of which is integral to a connected Phillips 66-operated refinery.

We own a 71.7 percent limited partner interest and a 2.0 percent general partner interest in Phillips 66 Partners, while the public owns a 26.3 percent limited partner interest. We consolidate Phillips 66 Partners as a variable interest entity for financial reporting purposes (see Note 3—Variable Interest Entities (VIEs), in the Notes to Consolidated Financial Statements for additional information). The public's ownership interest in Phillips 66 Partners is reflected as a noncontrolling interest in our financial statements, including $408 million in the equity section of our consolidated balance sheet as of September 30, 2013. Phillips 66 Partners' cash and cash equivalents at September 30, 2013, were $422 million.

Credit Facilities
Effective June 10, 2013, we amended our revolving credit agreement by entering into the First Amendment to Credit Agreement (Amendment). The Amendment increased the borrowing capacity from $4.0 billion to $4.5 billion, extended the term from February 2017 to June 2018, reduced the margin applied to interest and fees accruing on and after the Amendment effective date, and made certain amendments with respect to Phillips 66 Partners. As of September 30, 2013, no amount had been drawn under this facility; however, $51 million in letters of credit had been issued that were supported by this facility.

On June 7, 2013, Phillips 66 Partners entered into a senior unsecured $250 million revolving credit agreement (Revolver) with a syndicate of financial institutions. On July 26, 2013, Phillips 66 Partners, in connection with its initial public offering of common units, closed on the facility. Phillips 66 Partners has the option to increase the overall capacity of the Revolver by up to an additional $250 million, subject to certain conditions. The Revolver has an initial term of five years. As of September 30, 2013, no amount had been drawn under this facility.

Trade Receivables Securitization Facility
Our trade receivables securitization facility, which was entered into during April 2012, has a term of three years. During the second quarter of 2013, we amended the facility by entering into the First Amendment to Receivables Purchase Agreement (Securitization Amendment). The Securitization Amendment decreased the borrowing capacity from $1.2 billion to $696 million and made certain amendments with respect to Phillips 66 Partners. As of September 30, 2013, no amount had been drawn under this facility. However, $26 million in letters of credit had been issued that were collateralized by trade receivables held by a subsidiary under this facility.

Shelf Registration
We have a universal shelf registration statement on file with the U.S. Securities and Exchange Commission (SEC) under which we, as a well-known seasoned issuer, have the ability to issue and sell an indeterminate amount of various types of debt and equity securities.

Other Financing
In August 2013, we entered into a 20-year capital lease obligation for use of an oil terminal in the United Kingdom. The capital lease matures in 2033 and the present value of our minimum capital lease payments as of September 30, 2013, was $177 million.

Off-Balance Sheet Arrangements
In April 2012, in connection with the Separation, we entered into an agreement to guarantee 100 percent of certain outstanding debt obligations of MSLP. At September 30, 2013, the aggregate principal amount of MSLP debt guaranteed by us was $224 million.

For additional information about guarantees, see Note 12—Guarantees, in the Notes to Consolidated Financial Statements.

Capital Requirements
For information about our capital expenditures and investments, see the “Capital Spending” section.

Our debt balance at September 30, 2013, and December 31, 2012, was $6.2 billion and $7.0 billion, respectively. Our debt-to-capital ratio was 22 percent and 25 percent at September 30, 2013, and December 31, 2012, respectively, within our target range of 20-to-30 percent. We have no material scheduled debt maturities in 2013; however, in June 2013, we made a $500 million prepayment on our term loan and, in September 2013, prepaid the remaining balance of $500 million.

On July 10, 2013, our Board of Directors declared a quarterly cash dividend of $0.3125 per common share. The dividend was paid on September 3, 2013, to holders of record at the close of business on August 16, 2013. On October 2, 2013, our Board of Directors declared a quarterly cash dividend of $0.39 per common share, representing an increase of 25 percent from the prior quarter. The dividend is payable on December 2, 2013, to holders of record at the close of business on November 14, 2013.

During 2012, our Board of Directors authorized the repurchase of up to $2 billion of our outstanding common stock. During the third quarter of 2013, we repurchased 11,620,304 shares at a cost of $674 million. Since our share repurchase program began in the third quarter of 2012, share repurchases totaled 34,248,949 shares at a cost of $1,958 million through September 30, 2013. In October 2013, we completed our initial $2 billion share repurchase program. On July 30, 2013, our Board of Directors authorized $1 billion of additional share repurchases to commence upon the completion of the current program. The share repurchases are expected to be funded primarily through available cash. Shares of stock repurchased are held as treasury shares.

During the first nine months of 2013, we contributed $136 million to our U.S. qualified and non-qualified pension and other postretirement plans and $36 million to our international plans. We currently expect to make additional contributions of approximately $20 million in the fourth quarter of 2013, primarily to our international plans.

Capital Spending

	Millions of Dollars
	Nine Months Ended September 30
	2013	2012
Capital Expenditures and Investments
Midstream	$340	136
Chemicals	—	—
Refining	548	496
Marketing and Specialties	194	76
Corporate and Other	88	119
	$1,170	827

Selected Equity Affiliates*
DCP Midstream	$760	973
CPChem	433	240
WRB	78	73
	$1,271	1,286
*Our share of capital spending, which is self-funded by the equity affiliate.

Midstream
During the first nine months of 2013, DCP Midstream had a self-funded capital program, and thus required no new capital infusions from us or our co-venturer. During this period, on a 100 percent basis, DCP Midstream's capital expenditures and investments were approximately $1,520 million. During the first nine months of 2013, we invested a total of $195 million in the Sand Hills and Southern Hills pipeline projects, increasing our total direct investment to $709 million.

Chemicals
During the first nine months of 2013, CPChem had a self-funded capital program, and thus required no new capital infusions from us or our co-venturer. During this period, on a 100 percent basis, CPChem's capital expenditures and investments were $865 million. In addition, CPChem's advances to equity affiliates, primarily used for project construction and startup activities, were $69 million and its repayments received from equity affiliates were $55 million. We are currently forecasting CPChem to remain self-funding through 2013.

Refining
Capital spending for the Refining segment during the first nine months of 2013 was primarily for air emission reduction projects to meet new environmental standards, refinery upgrade projects to increase accessibility of advantaged crudes and improve product yields, improvements to the operating integrity of key processing units and safety-related projects.

Major construction activities in progress include:

•	Installation of facilities to reduce nitrous oxide emissions from the fluid catalytic cracker at the Alliance Refinery.

•	Installation of new coke drums at the Ponca City Refinery.

•	Installation of a tail gas treating unit at the Humber Refinery to reduce emissions from the sulfur recovery units.

•	Installation of rail racks to accept advantaged crude deliveries at Bayway and Ferndale.

Generally, our equity affiliates in the Refining segment are intended to have self-funding capital programs.

Marketing and Specialties
Capital spending for the M&S segment during the first nine months of 2013 was primarily for the acquisition of, and investments in, retail sites in the western and Midwestern portions of the United States, reliability and maintenance projects, and projects targeted at growing our international Marketing and Specialties businesses.

Corporate and Other
Capital spending for Corporate and Other during the first nine months of 2013 was primarily for facilities- and information technology-related projects.

2014 Outlook
We are currently forecasting a 2014 capital spending budget in the range of $2.5 billion to $3.0 billion (excluding capital spending self-funded by our equity affiliates). We expect to finalize our long range planning in the fourth quarter and will provide a more comprehensive review of our capital plans in our 2013 Form 10-K.

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

From time to time, we receive requests for information or notices of potential liability from the EPA and state environmental agencies alleging that we are a potentially responsible party under the Federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or an equivalent state statute. On occasion, we also have been made a party to cost recovery litigation by those agencies or by private parties. These requests, notices and lawsuits assert potential liability for remediation costs at various sites that typically are not owned by us, but allegedly contain wastes attributable to our past operations. As of December 31, 2012, we reported that we had been notified of potential liability under CERCLA and comparable state laws at 48 sites around the United States. During the first nine months of 2013, we were notified of 3 new sites, settled and closed 1 site and determined 13 sites were resolved, leaving 37 unresolved sites with potential liability.

At September 30, 2013, our consolidated balance sheet included a total environmental accrual of $505 million, compared with $530 million at December 31, 2012. We expect to incur a substantial amount of these expenditures within the next 30 years.

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

Climate Change
There has been a broad range of proposed or promulgated state, national and international laws focusing on greenhouse gas (GHG) reduction. These proposed or promulgated laws apply or could apply in states and/or countries where we have interests or may have interests in the future. Laws in this field continue to evolve, and while it is not possible to accurately estimate either a timetable for implementation or our future compliance costs relating to implementation, such laws, if enacted, could have a material impact on our results of operations and financial condition. We previously disclosed that the EPA’s announcement on March 29, 2010 (published as “Interpretation of Regulations that Determine Pollutants Covered by Clean Air Act Permitting Programs,” 75 Fed. Reg. 17004 (April 2, 2010)), and the EPA’s and U.S. Department of Transportation’s joint promulgation of a Final Rule on April 1, 2010, that triggers regulation of GHGs under the Clean Air Act, may lead to more climate-based claims for damages, and may result in longer agency review time for development projects to determine the extent of potential climate change. Challenges to both the announcement and rulemaking were denied by the Court of Appeals for the D.C. Circuit (see Coalition for Responsible Regulation v. EPA, 684 F. 3d 102 (D.C. Cir. 2012)), but those government actions are subject to additional legal actions. We continue to monitor other legislative and regulatory actions and legal proceedings globally for potential impacts on our operations.

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

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about market risks for the nine months ended September 30, 2013, does not differ materially from that discussed under Item 7A in our 2012 Annual Report on Form 10-K.

Item 4.   CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. As of September 30, 2013, with the participation of management, our Chairman and Chief Executive Officer and our Executive Vice President, Finance and Chief Financial Officer carried out an evaluation, pursuant to Rule 13a-15(b) of the Act, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our Chairman and Chief Executive Officer and our Executive Vice President, Finance and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of September 30, 2013.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, in the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

The following is a description of reportable legal proceedings, including those involving governmental authorities under federal, state and local laws regulating the discharge of materials into the environment, for this reporting period. There were no material developments with respect to matters previously reported in our 2012 Annual Report on Form 10-K or the Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2013, and June 30, 2013. Information with respect to the one new matter that arose during the third quarter of 2013 is reflected below. While it is not possible to accurately predict the final outcome of these pending proceedings, if any one or more of such proceedings were decided adversely to Phillips 66, we expect there would be no material effect on our consolidated financial position. Nevertheless, such proceedings are reported pursuant to the U.S. Securities and Exchange Commission’s (SEC) regulations.

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

New Matters
Phillips 66 is working to resolve allegations brought by the U.S. Attorney's office that the Company violated the Migratory Bird Treaty Act with respect to bird deaths in a refinery storage area brine pond near our Borger, Texas refinery. The bird deaths were self-reported by Phillips 66.

Item 1A.   RISK FACTORS

You should carefully consider the following risk factor, in addition to the risk factors disclosed in Item 1A of our 2012 Annual Report on Form 10-K.
One of our subsidiaries acts as the general partner of a publicly traded master limited partnership, Phillips 66 Partners LP, which may involve a greater exposure to legal liability than our historic business operations.
One of our subsidiaries acts as the general partner of Phillips 66 Partners LP, a publicly traded master limited partnership. Our control of the general partner of Phillips 66 Partners may increase the possibility that we could be subject to claims of breach of fiduciary duties, including claims of conflicts of interest, related to Phillips 66 Partners. Any liability resulting from such claims could have a material adverse effect on our future business, financial condition, results of operations and cash flows.

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

				Millions of Dollars
Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs**	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2013	4,170,642	$58.13	4,169,904	$1,473
August 1-31, 2013	3,683,337	58.22	3,683,337	1,259
September 1-30, 2013	3,768,824	57.50	3,767,063	1,042
Total	11,622,803	$57.95	11,620,304
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

10.1
Second Amendment to Receivables Purchase Agreement among Phillips 66 Receivables Funding LLC, Phillips 66 Company, Royal Bank of Canada, as Administrative Agent and Structuring Agent, certain committed purchasers and conduit purchasers that are parties thereto from time to time and the other parties thereto from time to time, dated as of September 27, 2013.

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certifications pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.LAB	XBRL Labels Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.

101.DEF	XBRL Definition Linkbase Document.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHILLIPS 66

/s/ C. Doug Johnson
C. Doug Johnson Vice President and Controller (Chief Accounting and Duly Authorized Officer)

October 31, 2013