Form 10-K
period 2013-12-31
Phillips 66
filed 2014-02-21
CIK 1534701

2013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	December 31, 2013
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to
Commission file number: 001-35349

Phillips 66
(Exact name of registrant as specified in its charter)

Delaware	45-3779385
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
The aggregate market value of common stock held by non-affiliates of the registrant on June 28, 2013, the last business day of the registrant's most recently completed second fiscal quarter, based on the closing price on that date of $58.91, was $36.0 billion. The registrant, solely for the purpose of this required presentation, had deemed its Board of Directors and executive officers to be affiliates, and deducted their stockholdings in determining the aggregate market value.
The registrant had 587,624,299 shares of common stock outstanding at January 31, 2014.
Documents incorporated by reference:
Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 7, 2014 (Part III).

Unless otherwise indicated, “the company,” “we,” “our,” “us” and “Phillips 66” are used in this report to refer to the businesses of Phillips 66 and its consolidated subsidiaries. This Annual Report on Form 10-K contains forward-looking statements including, without limitation, statements relating to our plans, strategies, objectives, expectations and intentions that are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “estimate,” “believe,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target” and similar expressions identify forward-looking statements. The company does not undertake to update, revise or correct any forward-looking information unless required to do so under the federal securities laws. Readers are cautioned that such forward-looking statements should be read in conjunction with the company's disclosures under the heading “CAUTIONARY STATEMENT FOR THE PURPOSES OF THE 'SAFE HARBOR' PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995,” beginning on page 59.

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

This realignment resulted in the following operating segments:

1)
Midstream—Gathers, processes, transports and markets natural gas; and transports, fractionates and markets natural gas liquids (NGL) in the United States. In addition, this segment transports crude oil and other feedstocks to our refineries and other locations, and delivers refined and specialty products to market. The Midstream segment includes, among other businesses, our 50 percent equity investment in DCP Midstream, LLC (DCP Midstream).

2)
Chemicals—Manufactures and markets petrochemicals and plastics on a worldwide basis. The Chemicals segment consists of our 50 percent equity investment in Chevron Phillips Chemical Company LLC (CPChem).

3)	Refining—Buys, sells and refines crude oil and other feedstocks at 15 refineries, mainly in the United States, Europe and Asia.

4)
Marketing and Specialties—Purchases for resale and markets refined products, mainly in the United States and Europe. In addition, this segment includes the manufacturing and marketing of specialty products (such as lubricants), as well as power generation operations.

At December 31, 2013, Phillips 66 had approximately 13,500 employees.

SEGMENT AND GEOGRAPHIC INFORMATION

For operating segment and geographic information, see Note 25—Segment Disclosures and Related Information, in the Notes to Consolidated Financial Statements, which is incorporated herein by reference.

MIDSTREAM

The Midstream segment consists of two primary business lines:

•
Transportation - transports crude oil and other feedstocks to our refineries and other locations and delivers refined and specialty products to market. The operations of our master limited partnership, Phillips 66 Partners LP, are included in this business line.

•
Natural gas and natural gas liquids - gathers, processes, transports and markets natural gas, and transports, fractionates and markets natural gas liquids. Our investment in DCP Midstream is included in this business line.

Transportation

We own or lease various assets to provide environmentally safe, strategic and timely delivery of crude oil, refined products, natural gas and NGL. These assets include pipeline systems; petroleum product, crude oil and liquefied petroleum gas (LPG) terminals; a petroleum coke handling facility; marine vessels; railcars and trucks.

Pipelines and Terminals
At December 31, 2013, our Transportation business managed over 18,000 miles of crude oil, natural gas, NGL and petroleum products pipeline systems in the United States, including those partially owned or operated by affiliates. We owned or operated 39 finished product terminals, 37 storage locations, 5 LPG terminals, 14 crude oil terminals and 1 petroleum coke exporting facility.

The following table depicts our ownership interest in major pipeline systems as of December 31, 2013:

Name	Origination/Terminus	Interest	Size	Miles	Capacity MBD
Crude and Feedstocks
Glacier	Cut Bank, MT/Billings, MT	79%	8”-12”	865	100
Line 80	Gaines, TX/Borger, TX	100	8”, 12”	237	33
Line O	Cushing, OK/Borger, TX	100	10”	276	37
WA Line	Odessa, TX/Borger, TX	100	12”, 14”	289	118
Cushing	Cushing, OK/Ponca City, OK	100	18”	62	130
North Texas Crude	Wichita Falls, TX	100	2”-16”	339	28
Oklahoma Mainline	Wichita Falls, TX/Ponca City, OK	100	12”	217	100
Clifton Ridge †	Clifton Ridge, LA/Westlake, LA	74	20”	10	270
Louisiana Crude Gathering	Rayne, LA/Westlake, LA	100	4”-8”	85	25
Sweeny Crude	Sweeny, TX/Freeport, TX	100	12”, 24”, 30”	31	295
Sweeny Crude Butadiene	Clemens, TX/Webster, TX	**	4”, 6”	68	7
Coast and Valley System	Central CA/Bay Area, CA	100	8”-16”	602	307

Petroleum Product
Harbor	Woodbury, NJ/Linden, NJ	33	16”	80	104
Pioneer †	Sinclair, WY/Salt Lake City, UT	50	8”, 12”	562	63
Seminoe	Billings, MT/Sinclair, WY	100	6”-10”	342	33
Yellowstone	Billings, MT/Moses Lake, WA	46	6”-10”	710	66
Borger to Amarillo	Borger, TX/Amarillo, TX	100	8”, 10”	93	76
ATA Line	Amarillo, TX/Albuquerque, NM	50	6”, 10”	293	20
Borger-Denver	McKee, TX/Denver, CO	70	6”-12”	405	38
Gold Line	Borger, TX/St. Louis, IL	100	8”-16”	681	120
SAAL	Amarillo, TX/Amarillo & Lubbock, TX	33	6”	121	18
Cherokee 8”	Ponca City, OK/Oklahoma City, OK	100	8”	90	46
Heartland	McPherson, KS/Des Moines, IA	50	8”, 6”	49	30
Paola Products	Paola, KS/Kansas City, KS	100	8”, 10”	106	96
Standish	Marland Junction, OK/Wichita, KS	100	18”	92	80
Wichita/Ark City 1&2	Ponca City, OK/Wichita, KS	100	8”, 10”	105	55
Wood River	Medford, OK/Mt. Vernon, MO	100	10”, 12”	287	45
Explorer	Texas Gulf Coast/Chicago, IL	14	24”, 28”	1,835	500
Sweeny to Pasadena †	Sweeny, TX/Pasadena, TX	74	12”, 18”	120	264
LA Basin	Los Angeles, CA	100	6” - 20”	89	357
Richmond	Rodeo, CA/Richmond, CA	100	6”	14	26

NGL
Powder River	Sage Creek, WY/Borger, TX	100	6”-8”	695	19
Skelly-Belvieu	Skellytown, TX/Mont Belvieu, TX	50	8”	571	29
TX Panhandle Y1/Y2	Sherhan, TX/Borger, TX	100	3”-10”	299	73
Chisholm	Kingfisher, OK/Conway, KS	50	4”-10”	202	42
Line EZ	Rankin, TX/Sweeny, TX	**	10”	434	101
Mextex	Artesia, NM/Benedum, TX	**	4”-12”	305	51
Sweeny EP	Mont Belvieu, TX/Sweeny, TX	**	8”	85	40
Sand Hills*	Permian Basin/Mont Belvieu, TX	33	20”	720	200
Southern Hills*	U.S. Midcontinent/Mont Belvieu, TX	33	20”	800	175

LPG
Blue Line	Borger, TX/St. Louis, IL	100	8"-12"	667	29
Conway to Wichita	Conway, KS/Wichita, KS	100	12”	55	38
Medford	Ponca City, OK/Medford, OK	100	4”-6”	42	60
Sweeny Propane/Butane	Clemens, TX/Pasadena, TX	**	8"	65	31

Natural Gas
Rockies Express	Meeker, CO/Clarington, OH	25	36”-42”	1,679	1.8 BCFD
*Phillips 66 has a direct one-third ownership in the pipeline entities; operated by DCP Midstream; reflects expected capacity; reported within NGL operations.
**100 percent interest held by CPChem. Operated by Phillips 66.
†Ownership interest excludes noncontrolling interests.

Rockies Express Pipeline LLC (REX)
We have a 25 percent interest in REX. The REX natural gas pipeline runs 1,679 miles from Meeker, Colorado, to Clarington, Ohio, and has a natural gas transmission capacity of 1.8 billion cubic feet per day (BCFD), with most of its system having a pipeline diameter of 42 inches. Numerous compression facilities support the pipeline system. The REX pipeline is designed to enable natural gas producers in the Rocky Mountain region to deliver natural gas supplies to the Midwest and eastern regions of the United States.

Initial Public Offering of Phillips 66 Partners LP
In 2013, we formed Phillips 66 Partners, a master limited partnership, to own, operate, develop and acquire primarily fee-based crude oil, refined petroleum product and NGL pipelines and terminals, as well as other transportation and midstream assets. On July 26, 2013, Phillips 66 Partners completed its initial public offering of 18,888,750 common units at a price of $23.00 per unit, which included a 2,463,750 common unit over-allotment option that was fully exercised by the underwriters. We own a 71.7 percent limited partner interest and a 2.0 percent general partner interest in Phillips 66 Partners, while the public owns a 26.3 percent limited partner interest.
Headquartered in Houston, Texas, Phillips 66 Partners' assets consist of crude oil and refined petroleum product pipeline, terminal, and storage systems in the Central and Gulf Coast regions of the United States, each of which is integral to a Phillips 66-operated refinery.
Marine Vessels
At December 31, 2013, we had 14 double-hulled international-flagged crude oil and product tankers under term charter, with capacities ranging in size from 300,000 to 1,100,000 barrels. Additionally, we had under term charter two Jones Act compliant tankers and 53 barges. These vessels are used primarily to transport feedstocks or provide product transportation for certain of our refineries, including delivery of domestic crude oil to our Gulf Coast and East Coast refineries.

Truck and Rail
Truck and rail operations support our U.S. refinery and specialty operations. Rail movements are provided via a diverse fleet of more than 10,000 owned and leased railcars. In October 2012, we entered into an operating lease covering 2,000 newly constructed railcars. The railcars were delivered in batches throughout 2013. This is an expansion of our existing rail business and allows for increased delivery of advantaged crude to our refineries on the East and West Coasts. Truck movements are provided through approximately 150 third-party truck companies, as well as through Sentinel Transportation LLC, in which we hold an equity interest.

DCP Midstream

Our Midstream segment includes our 50 percent equity investment in DCP Midstream, which is headquartered in Denver, Colorado. As of December 31, 2013, DCP Midstream owned or operated 64 natural gas processing facilities, with a net processing capacity of approximately 7.5 BCFD. DCP Midstream's owned or operated natural gas pipeline systems included gathering services for these facilities, as well as natural gas transmission, and totaled approximately 67,000 miles of pipeline. DCP Midstream also owned or operated 12 NGL fractionation plants, along with natural gas and NGL storage facilities, a propane wholesale marketing business and NGL pipeline assets.

In 2013, DCP Midstream gathered, processed and/or transported an average of 7.1 trillion British thermal units (TBTU) per day of natural gas, and produced approximately 426,000 barrels per day of NGL, compared with 7.1 TBTU per day and 402,000 barrels per day in 2012.
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

•
Percentage-of-proceeds/index arrangements.  In general, DCP Midstream purchases natural gas from producers at the wellhead or other receipt points, gathers the wellhead natural gas through its gathering system, treats and processes it, and then sells the residue natural gas and NGL based on index prices from published market indices. DCP Midstream remits to the producers either an agreed-upon percentage of the actual proceeds received from the sale of the residue natural gas and NGL, or an agreed-upon percentage of the proceeds based on index-related prices for natural gas and NGL, regardless of the actual amount of sales proceeds which DCP Midstream receives. Certain of these arrangements may also result in the producer retaining title to all or a portion of the residue natural gas and/or the NGL in lieu of DCP Midstream returning sales proceeds to the producer. Additionally, these arrangements may include fee-based components. DCP Midstream's revenues from percentage-of-proceeds/index arrangements relate directly to the price of natural gas, NGL and condensate. DCP Midstream's revenues under percent-of-liquids arrangements relate directly to the price of NGL and condensate. More than 70 percent of the natural gas volumes gathered and processed are under percentage-of-proceeds contracts.

•
Fee-based arrangements.  DCP Midstream receives a fee or fees for one or more of the following services: gathering, processing, compressing, treating, storing or transporting natural gas and fractionating, storing and transporting NGL. Fee-based arrangements include natural gas arrangements pursuant to which DCP Midstream obtains natural gas at the wellhead or other receipt points at an index-related price at the delivery point less a specified amount, generally the same as the fees it would otherwise charge for gathering the natural gas from the wellhead location to the delivery point. The revenue DCP Midstream earns from these arrangements is directly related to the volume of natural gas or NGL that flows through its systems and is not directly dependent on commodity prices. However, to the extent that a sustained decline in commodity prices results in a decline in volumes, DCP Midstream's revenues from these arrangements could be reduced.

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

DCP Midstream markets a portion of its NGL to us and CPChem under an existing 15-year supply agreement, which ends in December 2014. The contract provides for a ratable wind-down period which expires in January 2019, if it is not renegotiated or renewed. This purchase commitment is on an “if-produced, will-purchase” basis and is expected to have a relatively stable purchase pattern over the remaining term of the contract. Under the agreement, NGL is purchased at various published market-index prices, less transportation and fractionation fees.
During the first quarter of 2013, DCP Midstream Partners, LP (DCP Partners), DCP Midstream's sponsored master limited partnership, announced that construction of its 200 million cubic-feet-per-day Eagle Plant was complete and the plant was in-service. On February 3, 2014, DCP Midstream and DCP Partners announced that the 200 million cubic-feet-per-day Goliad Plant was in start-up. The DCP Midstream enterprise's total natural gas processing capacity in the Eagle Ford area increased to 1.2 billion cubic feet per day, upon completion of the Goliad Plant.

In June 2013, we, along with DCP Midstream and Spectra Energy, announced that the Sand Hills and Southern Hills NGL pipelines were in-service. The Sand Hills and Southern Hills pipelines began taking linefill in the fourth quarter of 2012 and the first quarter of 2013, respectively. The Sand Hills pipeline provides takeaway service from plants in the Permian and Eagle Ford basins to fractionation facilities along the Texas Gulf Coast and the Mont Belvieu, Texas, market hub. The Sand Hills pipeline consists of approximately 720 miles of pipeline, and is expected to ramp up to a capacity of more than 200,000 barrels per day after completion of initial pump stations in 2014, with further capacity increases to 350,000 barrels per day possible with the installation of planned pump stations. The Southern Hills pipeline provides takeaway service from DCP Midstream and third-party plants in the Midcontinent to fractionation facilities along the Texas Gulf Coast and the Mont Belvieu market hub. The Southern Hills pipeline consists of approximately 800 miles of pipeline, and is expected to ramp up to a capacity of 175,000 barrels per day after completion of planned pump stations in 2014. Phillips 66, Spectra Energy, and DCP Midstream each have a one-third direct interest in each of the DCP Southern Hills and DCP Sand Hills pipeline entities.

Also in 2013, DCP Midstream began operations at its Rawhide Plant, a 75 million cubic-feet-per-day natural gas processing plant in Glasscock County, Texas. DCP Partners’ 110 million cubic-feet-per-day O’Connor Plant near Kersey, Colorado, began operations in late 2013. One of DCP Partners’ joint venture assets, the Texas Express Pipeline, originates near Skellytown in Carson County, Texas, and extends approximately 580 miles to Enterprise's NGL fractionation and storage complex at Mont Belvieu, Texas. The Texas Express Pipeline was completed and began operations in the fourth quarter of 2013.

Additionally in early 2014, an expansion of the O’Connor Plant is expected to increase the plant’s capacity to 160 million cubic feet per day. Another of DCP Partners’ joint venture projects, the Front Range Pipeline, originates in the Denver-Julesburg Basin and extends approximately 435 miles to Skellytown, Texas, with connections to the Mid-America pipeline and to the Texas Express Pipeline. The Front Range Pipeline connects to the O'Connor Plant as well as third party and DCP Midstream plants in the Denver-Julesburg Basin. The Front Range Pipeline was placed into service in the first quarter of 2014.

NGL Operations and Other

Our NGL and Other business includes the following:

•
A 22.5 percent equity interest in Gulf Coast Fractionators, which owns an NGL fractionation plant in Mont Belvieu, Texas. We operate the facility, and our net share of capacity is 32,625 barrels per day.

•	A 12.5 percent equity interest in a fractionation plant in Mont Belvieu, Texas. Our net share of capacity is 26,000 barrels per day.

•	A 40 percent interest in a fractionation plant in Conway, Kansas. Our net share of capacity is 43,200 barrels per day.

•	A one-third direct interest in both the DCP Sand Hills and DCP Southern Hills pipeline entities, connecting Eagle Ford, Permian and Midcontinent production to the Mont Belvieu, Texas, market.

During 2013, we announced the development of a 100,000 barrel-per-day NGL fractionator (Sweeny Fractionator One) to be located in Old Ocean, Texas, close to our Sweeny Refinery. Startup is expected by the second half of 2015. In addition, we announced plans to develop a LPG export terminal project in Freeport, Texas. The proposed LPG export terminal would provide 4.4 million barrels per month of LPG export capacity, be located at the site of our existing marine terminal in Freeport and would utilize existing Phillips 66 midstream, transportation and storage infrastructure to supply petrochemical, heating and transportation markets globally. Startup is planned for the second half of 2016. The LPG export terminal would be supplied from the Mont Belvieu area and from Phillips 66's Sweeny complex, including Sweeny Fractionator One. Final approval for both projects was received in the first quarter of 2014.

CHEMICALS

The Chemicals segment consists of our 50 percent equity investment in CPChem, which is headquartered in The Woodlands, Texas. At the end of 2013, CPChem owned or had joint-venture interests in 35 manufacturing facilities and 2 research and development centers located around the world.

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

The manufacturing of petrochemicals and plastics involves the conversion of hydrocarbon-based raw material feedstock into higher-value products, often through a thermal process referred to in the industry as “cracking.” For example, ethylene can be produced from cracking the feedstocks ethane, propane, butane, natural gasoline or certain refinery liquids, such as naphtha and gas oil. The produced ethylene has a number of uses, primarily as a raw material for the production of plastics, such as polyethylene and polyvinyl chloride. Plastic resins, such as polyethylene, are manufactured in a thermal/catalyst process, and the produced output is used as a further raw material for various applications, such as packaging and plastic pipe.

CPChem, including through its subsidiaries and equity affiliates, has manufacturing facilities located in Belgium, China, Colombia, Qatar, Saudi Arabia, Singapore, South Korea and the United States.

The following table reflects CPChem’s petrochemicals and plastics product capacities at December 31, 2013:

	Millions of Pounds per Year
	U.S.	Worldwide
O&P
Ethylene	7,830	10,305
Propylene	2,675	3,180
High-density polyethylene	4,205	6,500
Low-density polyethylene	620	620
Linear low-density polyethylene	490	490
Polypropylene	—	310
Normal alpha olefins	1,565	2,080
Polyalphaolefins	105	235
Polyethylene pipe	590	590
Total O&P	18,080	24,310

SA&S
Benzene	1,600	2,530
Cyclohexane	1,060	1,455
Paraxylene	1,000	1,000
Styrene	1,050	1,875
Polystyrene	835	1,070
K-Resin® SBC	100	170
Specialty chemicals	555	655
Ryton® PPS	61	81
Total SA&S	6,261	8,836
Capacities include CPChem’s share in equity affiliates and excludes CPChem's NGL fractionation capacity.

In the fourth quarter of 2013, CPChem's board of directors approved the construction of a world-scale ethane cracker and polyethylene facilities in the U.S. Gulf Coast region. The project will leverage the development of the significant shale gas resources in the United States. CPChem's Cedar Bayou facility, in Baytown, Texas, will be the location of the 3.3 billion-pound-per-year ethylene unit. The polyethylene facility will have two polyethylene reactors, each with an annual capacity of 1.1 billion pounds, and will be located near CPChem's Sweeny facility in Old Ocean, Texas. The project is expected to be completed in 2017.

In 2012, CPChem announced plans to build the world's largest on-purpose 1-hexene plant, capable of producing up to 550 million pounds per year at its Cedar Bayou facility in Baytown, Texas. 1-hexene, a normal alpha olefin, is a critical component used in the manufacturing of polyethylene, a plastic resin commonly converted into film, plastic pipe, milk jugs, detergent bottles and food and beverage containers. Construction has begun, and the project is anticipated to startup during the second quarter of 2014. Upon completion, the new plant will be the third such plant to utilize CPChem's proprietary selective 1-hexene technology, which produces co-monomer-grade 1-hexene from ethylene with exceptional product purity.

In the second quarter of 2013, CPChem completed the NGL Fractionator Expansion project at its Sweeny facility. The NGL fractionation expansion increased its capacity by approximately 22,000 barrels per day, or a 19 percent increase over its prior capacity.

Saudi Polymers Company (SPCo), a 35-percent-owned joint venture company of CPChem, owns an integrated petrochemicals complex adjacent to S-Chem (two 50/50 SA&S joint ventures) at Jubail Industrial City, Saudi Arabia. SPCo produces ethylene, propylene, polyethylene, polypropylene, polystyrene and 1-hexene.

In association with the SPCo project, CPChem committed to build a nylon 6,6 manufacturing plant and a number of polymer conversion projects at Jubail Industrial City, Saudi Arabia. The projects are being undertaken through CPChem's 50-percent-owned joint venture company, Petrochemical Conversion Company Ltd. The projects are slated to begin operations in stages during 2014.

Our agreement with Chevron U.S.A. Inc. (Chevron), an indirect wholly-owned subsidiary of Chevron Corporation, regarding CPChem permits Chevron to buy our 50 percent interest in CPChem for fair market value if, at any time after the Separation, we experience a change in control or if both Standard & Poor's Ratings Services (S&P) and Moody's Investors Service (Moody's) lower our credit ratings below investment grade and the credit rating from either rating agency remains below investment grade for 365 days thereafter, with fair market value determined by agreement or by nationally recognized investment banks.

REFINING

Our Refining segment buys, sells, and refines crude oil and other feedstocks into petroleum products (such as gasolines, distillates and aviation fuels) at 15 refineries, mainly in the United States, Europe and Asia.

The table below depicts information for each of our U.S. and international refineries at December 31, 2013:

			Thousands of Barrels Daily
Region/Refinery	Location	Interest	Net Crude Throughput Capacity		Net Clean Product Capacity**		Clean Product Yield Capability
			At December 31, 2013	Effective January 1, 2014	Gasolines	Distillates
Atlantic Basin/Europe
Bayway	Linden, NJ	100.00%	238	238	145	115	90%
Humber	N. Lincolnshire, United Kingdom	100.00	221	221	85	115	81
Whitegate	Cork, Ireland	100.00	71	71	15	30	65
MiRO*	Karlsruhe, Germany	18.75	58	58	25	25	85
			588	588

Gulf Coast
Alliance	Belle Chasse, LA	100.00	247	247	125	120	87
Lake Charles	Westlake, LA	100.00	239	239	90	115	70
Sweeny	Old Ocean, TX	100.00	247	247	125	120	87
			733	733

Central Corridor
Wood River	Roxana, IL	50.00	156	157	75	55	83
Borger	Borger, TX	50.00	73	73	50	25	89
Ponca City	Ponca City, OK	100.00	190	196	105	80	92
Billings	Billings, MT	100.00	59	59	35	25	89
			478	485

Western/Pacific
Ferndale	Ferndale, WA	100.00	101	101	55	30	75
Los Angeles	Carson/ Wilmington, CA	100.00	139	139	80	65	89
San Francisco	Arroyo Grande/San Francisco, CA	100.00	120	120	55	60	84
Melaka	Melaka, Malaysia	47.00	80	80	20	50	80
			440	440
			2,239	2,246
*Mineraloelraffinerie Oberrhein GmbH.
**Clean product capacities are maximum rates for each clean product category, independent of each other. They are not additive when calculating the clean product yield capability for each refinery.

Primary crude oil characteristics and sources of crude oil for our refineries are as follows:

	Characteristics				Sources
	Sweet	Medium Sour	Heavy Sour	High TAN*	United States	Canada	South America	Europe & Central Asia	Middle East & Africa
Bayway	●				●	●			●
Humber	●	●		●				●	●
Whitegate	●							●	●
MiRO	●	●						●	●
Alliance	●				●				●
Lake Charles	●	●	●	●	●		●		●
Sweeny	●		●	●	●		●
Wood River	●		●	●	●	●
Borger		●	●		●	●
Ponca City	●	●	●		●	●
Billings		●	●			●
Ferndale	●	●			●	●
Los Angeles		●	●	●	●	●	●		●
San Francisco	●	●	●	●	●	●			●
Melaka	●	●	●						●
*High TAN (Total Acid Number): acid content greater than or equal to 1.0 milligram of potassium hydroxide (KOH) per gram.

Atlantic Basin/Europe Region

Bayway Refinery
The Bayway Refinery is located on the New York Harbor in Linden, New Jersey. Bayway refining units include a fluid catalytic cracking unit, two hydrodesulfurization units, a naphtha reformer, an alkylation unit and other processing equipment. The refinery produces a high percentage of transportation fuels, such as gasoline, diesel and jet fuel, as well as petrochemical feedstocks, residual fuel oil and home heating oil. Refined products are distributed to East Coast customers by pipeline, barge, railcar and truck. The complex also includes a 775-million-pound-per-year polypropylene plant.

Humber Refinery
The Humber Refinery is located on the east coast of England in North Lincolnshire, United Kingdom. It produces a high percentage of transportation fuels, such as gasoline, diesel and jet fuels. Humber’s facilities encompass fluid catalytic cracking, thermal cracking and coking. The refinery has two coking units with associated calcining plants, which upgrade the heaviest part of the crude barrel and imported feedstocks into light oil products and high-value graphite and anode petroleum cokes. Humber is the only coking refinery in the United Kingdom, one of the world’s largest producers of specialty graphite cokes and one of Europe’s largest anode coke producers. Approximately 60 percent of the light oils produced in the refinery are marketed in the United Kingdom, while the other products are exported to the rest of Europe, West Africa and the United States.

Whitegate Refinery
The Whitegate Refinery is located in Cork, Ireland, and is Ireland’s only refinery. The refinery primarily produces transportation fuels, such as gasoline, diesel and fuel oil, which are distributed to the inland market, as well as being exported to international markets. We also operate a crude oil and products storage complex consisting of 7.5 million barrels of storage capacity and an offshore mooring buoy, located in Bantry Bay, about 80 miles southwest of the refinery in southern Cork County.

MiRO Refinery
The Mineraloelraffinerie Oberrhein GmbH (MiRO) Refinery, located on the Rhine River in Karlsruhe in southwest Germany, is a joint venture in which we own an 18.75 percent interest. Facilities include three crude unit trains, fluid catalytic cracking, petroleum coking and calcining, hydrodesulfurization units, naphtha reformers, isomerization and aromatics recovery units, ethyl tert-butyl ether and alkylation units. MiRO produces a high percentage of transportation fuels, such as gasoline and diesel fuels. Other products include petrochemical feedstocks, home heating oil, bitumen, and anode- and fuel-grade petroleum coke. Refined products are delivered to customers in southwest Germany, northern Switzerland and western Austria by truck, railcar and barge.

Gulf Coast Region

Alliance Refinery
The Alliance Refinery is located on the Mississippi River in Belle Chasse, Louisiana. The single-train facility includes fluid catalytic cracking units, alkylation, delayed coking, hydrodesulfurization units, a naphtha reformer and aromatics unit. Alliance produces a high percentage of transportation fuels, such as gasoline, diesel and jet fuels. Other products include petrochemical feedstocks, home heating oil and anode-grade petroleum coke. The majority of the refined products are distributed to customers in the southeastern and eastern United States through major common carrier pipeline systems and by barge. Refined products are also sold into export markets through the refinery's marine terminal.

Lake Charles Refinery
The Lake Charles Refinery is located in Westlake, Louisiana. Its facilities include fluid catalytic cracking, hydrocracking, delayed coking and hydrodesulfurization units. The refinery produces a high percentage of transportation fuels, such as low-sulfur gasoline, off-road diesel, along with home heating oil. The majority of its refined products are distributed by truck, railcar, barge or major common carrier pipelines to customers in the southeastern and eastern United States. Refined products can also be sold into export markets through the refinery’s marine terminal. Refinery facilities also include a specialty coker and calciner, which produce graphite petroleum coke for the steel industry.

Excel Paralubes
We own a 50 percent interest in Excel Paralubes, a joint venture which owns a hydrocracked lubricant base oil manufacturing plant located adjacent to the Lake Charles Refinery. The facility produces approximately 20,000 barrels per day of high-quality, clear hydrocracked base oils.

Sweeny Refinery
The Sweeny Refinery is located in Old Ocean, Texas, approximately 65 miles southwest of Houston. Refinery facilities include fluid catalytic cracking, delayed coking, alkylation, a naphtha reformer and hydrodesulfurization units. The refinery receives crude oil primarily via tankers, through wholly and jointly owned terminals on the Gulf Coast, including a deepwater terminal at Freeport, Texas. It produces a high percentage of transportation fuels, such as gasoline, diesel and jet fuels. Other products include petrochemical feedstocks, home heating oil and fuel-grade petroleum coke. We operate nearby terminals and storage facilities, along with pipelines that connect these facilities to the refinery. Refined products are distributed throughout the Midwest and southeastern United States by pipeline, barge and railcar. Recent improvements have enhanced the refinery's ability to export refined products.

MSLP
Merey Sweeny, L.P. (MSLP) owns a delayed coker and related facilities at the Sweeny Refinery. MSLP processes long residue, which is produced from heavy sour crude oil, for a processing fee. Fuel-grade petroleum coke is produced as a by-product and becomes the property of MSLP. Prior to August 28, 2009, MSLP was owned 50/50 by ConocoPhillips and Petróleos de Venezuela S.A. (PDVSA). Under the agreements that govern the relationships between the partners, certain defaults by PDVSA with respect to supply of crude oil to the Sweeny Refinery triggered the right to acquire PDVSA’s 50 percent ownership interest in MSLP, which was exercised on August 28, 2009. PDVSA initiated arbitration with the International Chamber of Commerce challenging the exercise of the call right and claiming it was invalid. The arbitral tribunal held hearings on the merits of the dispute in December 2012, and post-hearing briefs were exchanged in March 2013. A decision from the arbitral tribunal is expected in the first quarter of 2014. Following the Separation, Phillips 66 generally indemnifies ConocoPhillips for liabilities, if any, arising out of the exercise of the call right or otherwise with respect to the joint venture or the refinery.

Central Corridor Region

WRB Refining LP (WRB)
We are the operator and managing partner of WRB, which consists of the Wood River and Borger refineries.

Prior to the Separation, ConocoPhillips had two 50/50 North American business ventures with Cenovus Energy Inc. (Cenovus): a Canadian upstream general partnership, FCCL Partnership (FCCL), and a downstream U.S. limited partnership, WRB. In accordance with the Separation and Distribution Agreement, ConocoPhillips retained its 50 percent interest in FCCL and a 0.4 percent interest in WRB, while contributing its remaining 49.6 percent interest in WRB to us in the Separation. On July 1, 2013, we increased our ownership interest in WRB to 50 percent by purchasing ConocoPhillips' remaining 0.4 percent interest.

WRB’s gross processing capability of heavy Canadian or similar crudes ranges between 235,000 and 255,000 barrels per day as a result of the coker and refining expansion (CORE) project at the Wood River Refinery.

•	Wood River Refinery
The Wood River Refinery is located in Roxana, Illinois, about 15 miles northeast of St. Louis, Missouri, at the convergence of the Mississippi and Missouri rivers. Operations include three distilling units, two fluid catalytic cracking units, alkylation, hydrocracking, two delayed coking units, naphtha reforming, hydrotreating and sulfur recovery. The refinery produces a high percentage of transportation fuels, such as gasoline, diesel and jet fuels. Other products include petrochemical feedstocks, asphalt and coke. Finished product leaves Wood River by pipeline, rail, barge and truck. In the first full year of operation following the CORE Project, Wood River's clean product yield increased by 5 percent, heavy crude oil gross capacity doubled and overall production rates increased.

•	Borger Refinery
The Borger Refinery is located in Borger, Texas, in the Texas Panhandle, approximately 50 miles north of Amarillo. The refinery facilities encompass coking, fluid catalytic cracking, alkylation, hydrodesulfurization and naphtha reforming, and a 45,000-barrel-per-day NGL fractionation facility. It produces a high percentage of transportation fuels, such as gasoline, diesel and jet fuel, as well as coke, NGL and solvents. Refined products are transported via pipelines from the refinery to West Texas, New Mexico, Colorado and the Midcontinent region.

Ponca City Refinery
The Ponca City Refinery is located in Ponca City, Oklahoma. Its facilities include fluid catalytic cracking, alkylation, delayed coking and hydrodesulfurization units. It produces a high percentage of transportation fuels, such as gasoline, diesel, and jet fuel, as well as LPG and anode-grade petroleum coke. Finished petroleum products are primarily shipped by company-owned and common-carrier pipelines to markets throughout the Midcontinent region.

Billings Refinery
The Billings Refinery is located in Billings, Montana. Its facilities include fluid catalytic cracking and hydrodesulfurization units, in addition to a delayed coker, which converts heavy, high-sulfur residue into higher-value light oils. The refinery produces a high percentage of transportation fuels, such as gasoline, diesel and aviation fuels, as well as fuel-grade petroleum coke. Finished petroleum products from the refinery are delivered by pipeline, railcar and truck. The pipelines transport most of the refined products to markets in Montana, Wyoming, Idaho, Utah, Colorado and Washington State.

Western/Pacific Region

Ferndale Refinery
The Ferndale Refinery is located on Puget Sound in Ferndale, Washington, approximately 20 miles south of the U.S.-Canada border. Facilities include a fluid catalytic cracker, an alkylation unit and a diesel hydrotreater unit. The refinery produces transportation fuels such as gasoline and diesel fuels. Other products include residual fuel oil, which supplies the northwest marine transportation market. Most refined products are distributed by pipeline and barge to major markets in the northwest United States. Recent improvements have enhanced the refinery's ability to export refined products.

Los Angeles Refinery
The Los Angeles Refinery consists of two linked facilities located about five miles apart in Carson and Wilmington, California, approximately 15 miles southeast of Los Angeles International Airport. Carson serves as the front end of the refinery by processing crude oil, and Wilmington serves as the back end by upgrading the intermediate products to finished products. The refinery produces a high percentage of transportation fuels, such as gasoline, diesel and jet fuels. Other products include fuel-grade petroleum coke. The facilities include fluid catalytic cracking, alkylation, hydrocracking, coking, and naphtha reforming units. The refinery produces California Air Resources Board (CARB)-grade gasoline. Refined products are distributed to customers in California, Nevada and Arizona by pipeline and truck. Recent improvements have enhanced the refinery's ability to export refined products.

San Francisco Refinery
The San Francisco Refinery consists of two facilities linked by a 200-mile pipeline. The Santa Maria facility is located in Arroyo Grande, California, about 200 miles south of San Francisco, California, while the Rodeo facility is in the San Francisco Bay Area. Semi-refined liquid products from the Santa Maria facility are sent by pipeline to the Rodeo facility for upgrading into finished petroleum products. The refinery produces a high percentage of transportation fuels, such as gasoline and diesel fuels. Other products include petroleum coke. Process facilities include coking, hydrocracking, hydrotreating and naphtha reforming units. It also produces CARB-grade gasoline. The majority of the refined products are distributed by pipeline, railcar and barge to customers in California. Recent improvements have enhanced the refinery's ability to export refined products.

Melaka Refinery
The Melaka Refinery, in Melaka, Malaysia, is a joint venture refinery in which we own a 47 percent interest. The refinery produces a high percentage of transportation fuels, such as gasoline and diesel fuels. Melaka capitalizes on hydrocracking and coking technology to upgrade low-cost feedstocks into higher-margin products. Our share of refined products is transported by tanker and marketed in Malaysia and other Asian markets.

MARKETING AND SPECIALTIES

Our M&S segment purchases for resale and markets refined petroleum products (such as gasolines, distillates and aviation fuels), mainly in the United States and Europe. In addition, this segment includes the manufacturing and marketing of specialty products (such as lubricants), as well as power generation operations.

Marketing

Marketing—United States
In the United States, as of December 31, 2013, we marketed gasoline, diesel and aviation fuel through approximately 8,600 marketer-owned or -supplied outlets in 48 states. The majority of these sites utilize the Phillips 66, Conoco or 76 brands.

At December 31, 2013, our wholesale operations utilized a network of marketers operating approximately 7,100 outlets. We have placed a strong emphasis on the wholesale channel of trade because of its lower capital requirements. In addition, we held brand-licensing agreements with approximately 600 sites. Our refined products are marketed on both a branded and unbranded basis. A high percentage of our branded marketing sales are made in the Midcontinent, Rockies and West Coast regions, where our wholesale marketing operations provide efficient off-take from our refineries. During 2013, we entered into multi-year consignment fuels agreements with several marketers. We own the fuel inventory and control the selling of fuel at the retail sites and the marketer is paid a fixed monthly fee. Also in 2013, we temporarily acquired a small number of retail sites, approximately one-third of which were sold by year-end, with the remaining sites expected to be sold in 2014 and 2015. The consignment fuels agreements and the temporary retail site acquisitions were designed to support branded pull through of our refinery production.

The Gulf Coast and East Coast regions do not require a highly integrated marketing and distribution infrastructure to secure product placement for refinery pull through. In these markets, most sales are conducted via unbranded sales. We are expanding our export capability at our U.S. coastal refineries to meet growing international demand and increase flexibility to provide product to the highest-value markets.

In addition to automotive gasoline and diesel, we produce and market jet fuel and aviation gasoline, which is used by smaller piston-engine aircraft. At December 31, 2013, aviation gasoline and jet fuel were sold through dealers and independent marketers at approximately 900 Phillips 66-branded locations in the United States.

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

We also market aviation fuels, LPG, heating oils, transportation fuels, marine bunker fuels, bitumen and fuel coke specialty products to commercial customers and into the bulk or spot markets in the above countries and Ireland.

As of December 31, 2013, we had approximately 1,440 marketing outlets in our European operations, of which approximately 925 were company owned and 315 were dealer owned. We also held brand-licensing agreements with approximately 200 sites. In addition, through our joint venture operations in Switzerland, we have interests in 275 additional sites.

Specialties

We manufacture and sell a variety of specialty products, including petroleum coke products, waxes, solvents, and polypropylene. Certain manufacturing operations are included in the Refining segment, while the marketing function for these products is included in the Specialties business.

Premium Coke & Polypropylene
We manufacture and market high-quality graphite and anode-grade petroleum cokes in the United States and Europe for use in the global steel and aluminum industries. We also manufacture and market polypropylene in North America under the COPYLENE brand name.

Lubricants
We manufacture and sell automotive, commercial and industrial lubricants which are marketed worldwide under the Phillips 66, Conoco, 76 and Kendall brands, as well as other private label brands. We also market Group II Pure Performance base oils globally as well as import and market Group III Ultra-S base oils through an agreement with Korea's S-Oil corporation.

Other

Power Generation
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

In July 2013, we sold our interest in the Immingham Combined Heat and Power Plant.

DISCONTINUED OPERATIONS

Phillips Specialty Products Inc. (PSPI) supplies flow improver products to customers globally. LiquidPower flow improvers maximize the flow potential of pipelines while increasing their operational flexibility, capacity and economic performance. On December 30, 2013, we announced that we had entered into an agreement to exchange PSPI for shares of our common stock owned by the other party. We expect the transaction to close during the first quarter of 2014, subject to customary regulatory reviews.

TECHNOLOGY DEVELOPMENT

Our Technology organization focuses in three areas: 1) advanced engineering optimization for our existing businesses, 2) sustainability technologies for a changing regulatory environment, and 3) future growth opportunities. Technology creates value through evaluation of advantaged crudes, models for increasing clean product yield, and research to increase safety and reliability. Research allows Phillips 66 to be well positioned to address issues like corrosion, water consumption, and changing climate regulations, as well as progressing the technology development of second-generation biofuels both internally and with external collaborators.

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

In the Chemicals segment, CPChem is generally ranked within the top 10 producers of many of its major product lines, based on average 2013 production capacity, as published by industry sources. Petroleum products, petrochemicals and plastics are typically delivered into the worldwide commodity markets. Our Refining and M&S segments compete primarily in the United States, Europe and Asia. Based on the statistics published in the December 2, 2013, issue of the Oil & Gas Journal, we are one of the largest refiners of petroleum products in the United States. Worldwide, our refining capacity ranked in the top 10 among non-government-controlled companies. Elements of competition for both our Chemicals and Refining segments include product improvement, new product development, low-cost structures, and efficient manufacturing and distribution systems. In the marketing portion of the business, competitive factors include product properties and processibility, reliability of supply, customer service, price and credit terms, advertising and sales promotion, and development of customer loyalty to branded products.

GENERAL

At December 31, 2013, we held a total of 510 active patents in 44 countries worldwide, including 216 active U.S. patents. During 2013, we received 24 patents in the United States and 33 foreign patents. Included in these amounts are patents associated with our flow improver business, which is presented as discontinued operations at year-end 2013. Our products and processes generated licensing revenues of $17 million in 2013. The overall profitability of any business segment is not dependent on any single patent, trademark, license or franchise.

Company-sponsored research and development activities charged against earnings were $69 million, $70 million and $69 million in 2013, 2012 and 2011, respectively.

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

Please see the environmental information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity—Contingencies” under the captions “Environmental” and “Climate Change.” It includes information on expensed and capitalized environmental costs for 2011-2013 and those expected for 2014.

Website Access to SEC Reports
Our Internet website address is http://www.phillips66.com. Information contained on our Internet website is not part of this report on Form 10-K.

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available on our website, free of charge, as soon as reasonably practicable after such reports are filed with, or furnished to, the U.S. Securities and Exchange Commission (SEC). Alternatively, you may access these reports at the SEC's website at http://www.sec.gov.

Item 1A. RISK FACTORS

You should carefully consider the following risk factors in addition to the other information included in this Annual Report on Form 10-K. Each of these risk factors could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our common stock.

Our operating results and future rate of growth are exposed to the effects of changing commodity prices and refining, petrochemical and plastics margins.

Our revenues, operating results and future rate of growth are highly dependent on a number of factors, including fixed and variable expenses (including the cost of crude oil, NGLs, and other refinery and petrochemicals feedstocks) and the margin relative to those expenses at which we are able to sell refined and Chemicals segment products. In recent years, the prices of feedstocks and our products have fluctuated substantially. These prices depend on numerous factors beyond our control, including the global supply and demand for feedstocks and our products, which are subject to, among other things:

•	Changes in the global economy and the level of foreign and domestic production of crude oil, natural gas and NGLs and refined, petrochemical and plastics products.

•	Availability of feedstocks and refined products and the infrastructure to transport feedstocks and refined products.

•	Local factors, including market conditions, the level of operations of other facilities in our markets, and the volume of products imported and exported.

•	Threatened or actual terrorist incidents, acts of war and other global political conditions.

•	Government regulations.

•	Weather conditions, hurricanes or other natural disasters.

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

The price of feedstocks also influences prices for petrochemical and plastics products. Although our Chemicals segment gathers, transports, and fractionates feedstocks to meet a portion of their demand and has certain long-term feedstock supply contracts with others, it is still subject to volatile feedstock prices. In addition, the petrochemicals industry is both cyclical and volatile. Cyclicality occurs when periods of tight supply, resulting in increased prices and profit margins, are followed by periods of capacity expansion, resulting in oversupply and declining prices and profit margins. Volatility occurs as a result of changes in supply and demand for products, changes in energy prices, and changes in various other economic conditions around the world.

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

Our business is subject to numerous laws and regulations relating to the protection of the environment. These laws and regulations continue to increase in both number and complexity and affect our operations with respect to, among other things:

•	The discharge of pollutants into the environment.

•	Emissions into the atmosphere (such as nitrogen oxides, sulfur dioxide and mercury emissions, and greenhouse gas emissions as they are, or may become, regulated).

•	The quantity of renewable fuels that must be blended into motor fuels.

•	The handling, use, storage, transportation, disposal and clean up of hazardous materials and hazardous and nonhazardous wastes.

•	The dismantlement, abandonment and restoration of our properties and facilities at the end of their useful lives.

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

The U.S. Environmental Protection Agency (EPA) has implemented a Renewable Fuel Standard (RFS) pursuant to the Energy Policy Act of 2005 and the Energy Independence and Security Act of 2007. The RFS program sets annual quotas for the quantity of renewable fuels (such as ethanol) that must be blended into motor fuels consumed in the United States. To provide certain flexibility in compliance options available to the industry, a Renewable Identification Number (RIN) is assigned to each gallon of renewable fuel produced in, or imported into, the United States. As a producer of petroleum-based motor fuels, we are obligated to blend renewable fuels into the products we produce at a rate that is at least commensurate to the EPA's quota and, to the extent we do not, we must purchase RINs in the open market to satisfy our obligation under the RFS program. To the extent the EPA mandates a quantity of renewable fuel that exceeds the amount that is commercially feasible to blend into motor fuel (a situation commonly referred to as "the blend wall"), our operations could be materially adversely impacted, up to and including a reduction in produced motor fuel.

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

The scope and nature of our operations present a variety of operational hazards and risks, including explosions, fires, toxic emissions, maritime hazards and natural catastrophes, that must be managed through continual oversight and control. For example, the operation of refineries, power plants, fractionators, pipelines, terminals and vessels is inherently subject to the risks of spills, discharges or other inadvertent releases of petroleum or hazardous substances. If any of these events had previously occurred or occurs in the future in connection with any of our refineries, pipelines or refined products terminals, or in connection with any facilities that receive our wastes or by-products for treatment or disposal, other than events for which we are indemnified, we could be liable for all costs and penalties associated with their remediation under federal, state, local and international environmental laws or common law, and could be liable for property damage to third parties caused by contamination from releases and spills. These and other risks are present throughout our operations. As protection against these hazards and risks, we maintain insurance against many, but not all, potential losses or liabilities arising from such operating risks. As such, our insurance coverage may not be sufficient to fully cover us against potential losses arising from such risks. Uninsured losses and liabilities arising from operating risks could reduce the funds available to us for capital and investment spending and could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

An increasing percentage of crude oil supplied to our refineries and the crude oil and gas production of DCP Midstream's customers is being developed from unconventional sources, such as deep oil and gas shales. These reservoirs require hydraulic fracturing completion processes to release the hydrocarbons from the rock so it can flow through casing to the surface. Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into the formation to stimulate hydrocarbon production. The U.S. Environmental Protection Agency, as well as several state agencies, have commenced studies and/or convened hearings regarding the potential environmental impacts of hydraulic fracturing activities. At the same time, certain environmental groups have suggested that additional laws may be needed to more closely and uniformly regulate the hydraulic fracturing process, and legislation has been proposed to provide for such regulation. We cannot predict whether any such legislation will ever be enacted and, if so, what its provisions would be. Any additional levels of regulation and permits required with the adoption of new laws and regulations at the federal or state level could result in our having to rely on higher priced crude oil for our refineries and lead to delays, increased operating costs and process prohibitions that could reduce the volumes of natural gas that move through DCP Midstream's gathering systems and could reduce supplies and increase costs of NGL feedstocks to CPChem ethylene facilities. This could materially adversely affect our results of operations and the ability of DCP Midstream and CPChem to make cash distributions to us.

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

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

In the ordinary course of our business, we collect sensitive data, including personally identifiable information of our customers using credit cards at our branded retail outlets. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Although we have experienced occasional, actual or attempted breaches of our cybersecurity, none of these breaches has had a material effect on our business, operations or reputation (or compromised any customer data). Any such breaches could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of customer information, disrupt the services we provide to customers, and damage our reputation, any of which could adversely affect our business.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 3. LEGAL PROCEEDINGS

The following is a description of reportable legal proceedings, including those involving governmental authorities under federal, state and local laws regulating the discharge of materials into the environment. While it is not possible to accurately predict the final outcome of these pending proceedings, if any one or more of such proceedings were decided adversely to Phillips 66, we expect there would be no material effect on our consolidated financial position. Nevertheless, such proceedings are reported pursuant to SEC regulations.

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

New Matters
The EPA is seeking penalties in excess of $100,000 related to 1) allegations that Phillips 66 improperly generated certain sulfur credits at one or more of its terminals and 2) self-reported items in various annual fuel attestation reports. We are working with EPA to resolve this matter.

Matters Previously Reported
In October 2007, we received a Complaint from the EPA alleging violations of the Clean Water Act related to a 2006 oil spill at the Bayway Refinery and proposing a penalty of $156,000. We are working with the EPA and the U.S. Coast Guard to resolve this matter.

In May 2010, the Lake Charles Refinery received a Consolidated Compliance Order and Notice of Potential Penalty from the Louisiana Department of Environmental Quality (LDEQ) alleging various violations of applicable air emission regulations, as well as certain provisions of the consent decree in Civil Action No. H-01-4430. We are working with the LDEQ to resolve this matter.

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

In March 2012, the Bay Area Air Quality Management District (District) in California issued a $302,500 demand to settle five Notices of Violations (NOVs) issued between 2008 and 2010. The NOVs allege non-compliance with the District rules and/or facility permit conditions at the Rodeo Refinery. We are working with the District to resolve this matter.

In September 2012, the District issued a $213,500 demand to settle 14 NOVs issued in 2009 and 2010 with respect to alleged violations of regulatory and/or permit requirements at the Rodeo Refinery. We are working with the District to resolve this matter.

In October 2012, the District issued a $313,000 demand to settle 13 other NOVs issued in 2010 and 2011 with respect to alleged violations of regulatory and/or permit requirements at the Rodeo Refinery. We are working with the District to resolve this matter.

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

In January 2013, the South Coast Air Quality Management District (SCAQMD) indicated that it was proceeding with enforcement regarding four NOVs issued to the Company that allege violations of air pollution regulations and/or facility permit conditions relating to operations at the Los Angeles Refinery. SCAQMD added two additional NOVs to this enforcement action in July 2013. We are working with SCAQMD to resolve these NOVs.

In November 2013, we resolved allegations brought by the U.S. Attorney's office that the Company violated the Migratory Bird Treaty Act with respect to self-reported bird deaths in a refinery storage area brine pond near our Borger, Texas, refinery by paying $298,820 in combined penalties, restitution, and a charitable contribution.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Position Held	Age*

Greg C. Garland	Chairman, President and Chief Executive Officer	56
C. Doug Johnson	Vice President and Controller	54
Paula A. Johnson	Executive Vice President, Legal, General Counsel and Corporate Secretary	50
Greg G. Maxwell	Executive Vice President, Finance and Chief Financial Officer	57
Tim G. Taylor	Executive Vice President, Commercial, Marketing, Transportation and Business Development	60
Lawrence M. Ziemba	Executive Vice President, Refining	58
*On February 15, 2014.

There are no family relationships among any of the officers named above. The Board of Directors annually elects the officers to serve until a successor is elected and qualified or as otherwise provided in our By-Laws. Set forth below is information about the executive officers identified above.

Greg C. Garland became Chairman of the Board of Directors, President and Chief Executive Officer of Phillips 66 on April 30, 2012. Mr. Garland was appointed Senior Vice President, Exploration and Production—Americas for ConocoPhillips in October 2010, having previously served as President and Chief Executive Officer of CPChem since 2008.

C. Doug Johnson became Vice President and Controller of Phillips 66 on April 30, 2012. Mr. Johnson served as General Manager, Upstream Finance, Strategy and Planning at ConocoPhillips since 2010. Prior to this, he served as General Manager, Downstream Finance from 2008 to 2010.

Paula A. Johnson became Executive Vice President, Legal, General Counsel and Corporate Secretary of Phillips 66 on May 1, 2013. Ms. Johnson served as Senior Vice President, Legal, General Counsel and Corporate Secretary of Phillips 66 since April 2012. Ms. Johnson served as Deputy General Counsel, Corporate, and Chief Compliance Officer of ConocoPhillips since 2010. Prior to this, she served as Deputy General Counsel, Corporate from 2009 to 2010 and Managing Counsel, Litigation and Claims from 2006 to 2009.

Greg G. Maxwell became Executive Vice President, Finance and Chief Financial Officer of Phillips 66 on April 30, 2012. Mr. Maxwell retired as CPChem's Senior Vice President, Chief Financial Officer and Controller in 2012, a position held since 2003.

Tim G. Taylor became Executive Vice President, Commercial, Marketing, Transportation and Business Development of Phillips 66 on April 30, 2012. Mr. Taylor retired as Chief Operating Officer of CPChem in 2011. Prior to this, Mr. Taylor served at CPChem as Executive Vice President, Olefins and Polyolefins from 2008 to 2011.

Lawrence M. Ziemba became Executive Vice President, Refining of Phillips 66 on February 1, 2014. Prior to this, Mr. Ziemba served as Executive Vice President, Refining, Projects and Procurement since April 30, 2012. Mr. Ziemba served as President, Global Refining, at ConocoPhillips since 2010. Prior to this, he served as President, U.S. Refining, from 2003 to 2010.

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

Quarterly Common Stock Prices and Cash Dividends Per Share

Phillips 66's common stock is traded on the New York Stock Exchange (NYSE) under the symbol “PSX.” The following table reflects intraday high and low sales prices of, and dividends declared on, our common stock for each quarter starting May 1, 2012, the date on which our stock began trading "regular-way" on the NYSE:

	Stock Price
	High	Low	Dividends
2013
First Quarter	$70.52	50.12	.3125
Second Quarter	70.20	56.13	.3125
Third Quarter	61.97	54.80	.3125
Fourth Quarter	77.29	56.50	.3900

2012
Second Quarter	$34.91	28.75	—
Third Quarter	48.22	32.35	.2000
Fourth Quarter	54.32	42.45	.2500

Closing Stock Price at December 31, 2013	$77.13
Closing Stock Price at January 31, 2014	$73.09
Number of Stockholders of Record at January 31, 2014	46,800

Issuer Purchases of Equity Securities

				Millions of Dollars
Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs**	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

October 1-31, 2013	3,907,141	$60.20	3,907,141	$807
November 1-30, 2013	3,029,100	65.85	3,029,100	608
December 1-31, 2013	2,922,943	71.88	2,921,190	2,398
Total	9,859,184	$65.40	9,857,431
*Includes repurchase of shares of common stock from company employees in connection with the company's broad-based employee incentive plans, when applicable.
**During 2013, our Board of Directors authorized additional share repurchases of $1 billion and $2 billion on July 30 and December 6, respectively. The share repurchases are expected to be funded primarily through available cash. The shares under both authorizations will be repurchased from time to time in the open market at the company’s discretion, subject to market conditions and other factors, and in accordance with applicable regulatory requirements and the Tax Sharing Agreement entered into in connection with the Separation. During 2012, our Board of Directors authorized the repurchase of up to $2 billion of our outstanding common stock. We began purchases under this authorization, which had no expiration date, in the third quarter of 2012, and completed the share repurchase program in October 2013. We are not obligated to acquire any particular amount of common stock and may commence, suspend or discontinue purchases at any time or from time to time without prior notice. Shares of stock repurchased are held as treasury shares.

Item 6. SELECTED FINANCIAL DATA

For periods prior to the Separation, the following selected financial data consisted of the combined operations of the downstream businesses of ConocoPhillips. All financial information presented for periods after the Separation represents the consolidated results of operations, financial position and cash flows of Phillips 66. Accordingly:

•
The selected income statement data for the year ended December 31, 2013, consist entirely of the consolidated results of Phillips 66. The selected income statement data for the year ended December 31, 2012, consists of the consolidated results of Phillips 66 for the eight months ended December 31, 2012, and of the combined results of the downstream businesses for the four months ended April 30, 2012. The selected income statement data for the years ended December 31, 2011, 2010, and 2009, consist entirely of the combined results of the downstream businesses.

•
The selected balance sheet data at December 31, 2013 and 2012, consist of the consolidated balances of Phillips 66, while the selected balance sheet data at December 31, 2011, 2010, and 2009, consist of the combined balances of the downstream businesses.

	Millions of Dollars Except Per Share Amounts
	2013	2012	2011	2010	2009

Sales and other operating revenues	$171,596	179,290	195,931	146,433	112,601
Income from continuing operations	3,682	4,083	4,737	710	460
Income from continuing operations attributable to Phillips 66	3,665	4,076	4,732	705	457
Per common share
Basic	5.97	6.47	7.54	1.13	0.73
Diluted	5.92	6.40	7.45	1.12	0.72
Net income	3,743	4,131	4,780	740	479
Net income attributable to Phillips 66	3,726	4,124	4,775	735	476
Per common share*
Basic	6.07	6.55	7.61	1.17	0.76
Diluted	6.02	6.48	7.52	1.16	0.75
Total assets	49,798	48,073	43,211	44,955	42,880
Long-term debt	6,131	6,961	361	388	403
Cash dividends declared per common share	1.3275	0.4500	—	—	—
*See Note 11—Earnings Per Share, in the Notes to Consolidated Financial Statements.
Prior period amounts have been recast to reflect discontinued operations.

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

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis is the company’s analysis of its financial performance, financial condition, and significant trends that may affect future performance. It should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. It contains forward-looking statements including, without limitation, statements relating to the company’s plans, strategies, objectives, expectations and intentions that are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “estimate,” “believe,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target” and similar expressions identify forward-looking statements. The company does not undertake to update, revise or correct any of the forward-looking information unless required to do so under the federal securities laws. Readers are cautioned that such forward-looking statements should be read in conjunction with the company’s disclosures under the heading: “CAUTIONARY STATEMENT FOR THE PURPOSES OF THE ‘SAFE HARBOR’ PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995,” beginning on page 59.

The terms “earnings” and “loss” as used in Management’s Discussion and Analysis refer to net income (loss) attributable to Phillips 66.

BUSINESS ENVIRONMENT AND EXECUTIVE OVERVIEW

Phillips 66 is an energy manufacturing and logistics company with midstream, chemicals, refining, and marketing and specialties businesses. At December 31, 2013, we had total assets of $49.8 billion.

The Separation
On April 4, 2012, the ConocoPhillips Board of Directors approved the separation of its downstream businesses into an independent, publicly traded company named Phillips 66. In accordance with the Separation and Distribution Agreement, the two companies were separated by ConocoPhillips distributing to its stockholders all 625,272,302 shares of common stock of Phillips 66 after the market closed on April 30, 2012 (the Separation). Each ConocoPhillips stockholder received one share of Phillips 66 stock for every two shares of ConocoPhillips stock. Following the Separation, ConocoPhillips retained no ownership interest in Phillips 66, and each company has separate public ownership, boards of directors and management.

Basis of Presentation
See Note 1—Separation and Basis of Presentation, in the Notes to Consolidated Financial Statements, for information on the basis of presentation of our financial information that affects the comparability of financial information for periods before and after the Separation.

Effective January 1, 2013, we changed the organizational structure of the internal financial information reviewed by our chief executive officer, and determined this resulted in a change in the composition of our operating segments. The primary effects of this reporting organization were:

•	We disaggregated the former Refining and Marketing (R&M) segment into two separate operating segments titled "Refining" and "Marketing and Specialties."

•	We moved our Transportation and power businesses from the former R&M segment to the Midstream and Marketing and Specialties (M&S) segments, respectively.

The segment alignment is presented for the year ended December 31, 2013, with the prior periods recast for comparability. Certain prior period amounts have also been recast to reflect Phillips Specialty Products Inc. (PSPI) as discontinued operations due to its planned disposition.

Executive Overview
We reported earnings of $3.7 billion in 2013, generated $6.0 billion in cash from operating activities, and received $1.2 billion from asset dispositions. We used available cash to fund capital expenditures and investments of $1.8 billion, pay dividends of $0.8 billion, repurchase $2.2 billion of our common stock and repay $1.0 billion of debt. We ended 2013 with $5.4 billion of cash and cash equivalents and approximately $5.4 billion of total capacity under our available liquidity facilities.

In July 2013, Phillips 66 Partners LP, a master limited partnership we formed, completed its initial public offering of 18,888,750 common units, raising net proceeds of $404 million. Its assets consist of crude oil and refined petroleum product pipeline, terminal and storage systems in the Central and Gulf Coast regions of the United States, each of which is integral to a Phillips 66-operated refinery to which it is connected.

We continue to focus on the following strategic priorities:

•
Maintain strong operating excellence. Safety and reliability are our first priority, and we are committed to protecting the health and safety of everyone who has a role in our operations and the communities in which we operate. We are committed to protecting the environment and strive to reduce our environmental footprint throughout our operations. Optimizing utilization rates at our refineries through reliable and safe operations enables us to capture the value available in the market in terms of prices and margins. During 2013, our worldwide refining crude oil capacity utilization rate was 93 percent, the same as in 2012.

•
Deliver profitable growth and enhance returns. We have budgeted $2.7 billion in capital expenditures and investments in 2014, approximately 40 percent higher than our 2013 budget. Including our share of expected capital spending by joint ventures DCP Midstream, LLC (DCP Midstream), Chevron Phillips Chemical Company (CPChem) and WRB Refining LP (WRB), our total 2014 capital program is expected to be $4.6 billion. This program is designed primarily to grow our Midstream and Chemicals segments, which have planned expansions for manufacturing and logistics capacity. The need for additional new gathering and processing, pipeline, storage and distribution infrastructure–driven by growing domestic unconventional crude oil, natural gas liquids (NGL) and natural gas production–is creating capital investment opportunities in our Midstream business. Over the next few years, our Chemicals joint venture, CPChem, plans significant reinvestment of its earnings to build additional processing capacity benefiting from lower-cost NGL feedstocks. We plan to improve refining returns through greater use of advantaged feedstocks, disciplined capital allocation and portfolio optimization. We continue to focus on funding the most attractive growth opportunities across our portfolio.

•
Grow shareholder distributions. We believe shareholder value is enhanced through, among other things, consistent and ongoing growth of regular dividends, supplemented by share repurchases. We increased our dividend rate by 56 percent during 2013, and it has been almost doubled since the Separation. Regular dividends demonstrate the confidence our management has in our capital structure and its capability to generate free cash flow throughout the business cycle. As of December 31, 2013, we repurchased $2.6 billion, or approximately 44.1 million shares, of our common stock. At the discretion of our Board of Directors, we plan to increase dividends annually and fund our share repurchase program while continuing to invest in the growth of our business.

•
Build a high-performing organization. We strive to attract, train, develop and retain individuals with the knowledge and skills to implement our business strategy and who support our values and ethics. Throughout the company, we focus on getting results in the right way and believe success is both what we do and how we do it. We encourage collaboration throughout our company, while valuing differences, respecting diversity of thought, and creating a great place to work. We foster an environment of learning and development through structured programs focused on building functional and technical skills where employees are engaged in our business and committed to their own success, as well as to the company's success.

Business Environment
The Midstream segment includes our 50 percent equity investment in DCP Midstream. Earnings of DCP Midstream are closely linked to NGL prices, natural gas prices and, to a lesser extent, crude oil prices. Industry NGL annual average prices decreased from 2011 to 2012 and again from 2012 to 2013, due to relatively higher inventories driven by growing NGL production from liquids-rich shale plays with limited corresponding demand increase from the petrochemical industry and constrained export capacity. Natural gas prices decreased from 2011 to 2012, but increased from 2012 to 2013. The decrease in natural gas prices in 2012 was largely due to higher supply levels and relatively lower demand. The increase in 2013 was primarily driven by relatively colder weather in the first half of the year, which lowered inventory stock levels to below the five-year average low, as well as pipeline constraints in the Northeast United States.

The Chemicals segment consists of our 50 percent equity investment in CPChem. The chemicals and plastics industry is mainly a commodity-based industry where the margins for key products are based on market factors. The chemicals and plastics industry continues to experience higher ethylene margins in regions of the world where production is based upon NGL versus crude-derived feedstocks. In particular, North American ethane-based crackers benefited from the lower-priced feedstocks and improved ethylene margins. This margin strength was sustained through the ethylene chain, including polyethylene.

Results for our Refining segment depend largely on refining margins, cost control, refinery throughput, and product yields. The crack spread is a measure of the difference between market prices for refined petroleum products and crude oil, and it is used within our industry as an indicator for refining margins. The U.S. 3:2:1 crack spread (three barrels of crude oil producing two barrels of gasoline and one barrel of diesel) increased from 2011 to 2012, but decreased from 2012 to 2013. The 2012 domestic industry average crack spread improved over 2011 primarily as a result of improved global demand for refined products resulting from worldwide economic recovery, along with limited net increase in global refining capacity. U.S. margins in the Midcontinent were especially strong, which was attributed to the region's crude feedstock advantage during this period. The decrease in the domestic industry average crack spread from 2012 to 2013 was largely due to the larger decline in gasoline and distillates prices compared to crude prices during 2013, as a result of expansion in refining capacity.

U.S. crude production continues to increase and nationwide growth is benefiting from slower decline rates in legacy production areas. Limited infrastructure for takeaway options resulted in favorable feedstock prices for U.S. refiners with access to advantaged crudes. Midcontinent refiners were especially advantaged. Sustained pressure on inventories in the Midcontinent caused West Texas Intermediate (WTI) crude to continue trading at a discount relative to crudes such as Light Louisiana Sweet (LLS) and Brent during 2013. Refineries capable of processing WTI crude and crude oils that price relative to WTI, primarily the Midcontinent and Gulf Coast refineries, benefited from these lower regional feedstock prices. The spread between WTI and Brent over the year narrowed considerably, stemming from increased pipeline outlets from Cushing to the Gulf Coast, as well as tightening Canadian light crude supply in the Midcontinent region.

The Northwest Europe benchmark crack spread increased from 2011 to 2012, but decreased from 2012 to 2013. The improved benchmark crack spread in Northwest Europe for 2012, compared with 2011, resulted from improved global demand for refined products with worldwide economic recovery. The decline from 2012 to 2013 was due to lower European domestic and export product demand on weak refinery economics while large volumes of imported diesel from the United States, India, Asia Pacific and Russia kept prices under pressure. Weak domestic European demand and reduced export markets for gasoline compounded the declining product crack spreads.
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

RESULTS OF OPERATIONS

Consolidated Results

A summary of the company’s earnings by business segment follows:

	Millions of Dollars
	Year Ended December 31
	2013	2012	2011

Midstream	$469	53	2,149
Chemicals	986	823	716
Refining	1,851	3,217	1,529
Marketing and Specialties	790	417	530
Corporate and Other	(431)	(434)	(192)
Discontinued Operations	61	48	43
Net income attributable to Phillips 66	$3,726	4,124	4,775

2013 vs. 2012

Our earnings decreased $398 million, or 10 percent, in 2013, primarily resulting from lower realized refining margins as a result of decreased market crack spreads and impacts related to lower feedstock advantage.

This decrease was partially offset by:

•
Lower impairment expense in 2013. We recorded impairments related to our equity investments in Malaysian Refining Company Sdn. Bdh. (MRC), a refining company in Melaka, Malaysia, and Rockies Express Pipeline LLC (REX), a natural gas transmission system, in 2012.

•	Improved worldwide marketing margins.

•	Lower interest and costs resulting from CPChem's early debt retirements in 2012.

2012 vs. 2011

Our earnings decreased $651 million, or 14 percent, in 2012, primarily resulting from:

•	A $1,437 million after-tax decrease in net gains on asset dispositions in 2012. 2011 results included significant gains on the disposition of three pipeline systems.

•	A $648 million after-tax increase in impairments in 2012, primarily reflecting impairments of our equity investments in MRC and REX.

•	A $137 million after-tax increase in net interest expense, reflecting the issuance of $7.8 billion of debt during the first-half of 2012 in connection with the Separation.

•	Lower NGL prices during 2012, which contributed to decreased earnings from our Midstream segment.

These items were partially offset by:

•	Improved margins in the Refining segment.

•	Improved ethylene and polyethylene margins in the Chemicals segment.

See the "Segment Results" section for additional information on our segment results.

Income Statement Analysis

2013 vs. 2012

Sales and other operating revenues and purchased crude oil and products both decreased 4 percent in 2013. The decreases were primarily due to lower average prices for crude oil and petroleum products.

Equity in earnings of affiliates decreased 2 percent in 2013, primarily resulting from decreased earnings from WRB, partially offset by increased equity earnings from CPChem.

•	Equity in earnings of WRB decreased 21 percent, mainly due to lower refining margins in the Central Corridor as a result of lower market crack spreads.

•
Equity in earnings of CPChem increased 14 percent, primarily driven by the absence of costs and interest associated with CPChem's early retirement of debt in 2012, improved realized margins, higher equity earnings from CPChem's equity affiliates and the absence of 2012 fixed asset impairments. These increases were partially offset by lower olefins and polyolefins sales volumes related to ethylene outages. In addition, increased turnaround and maintenance activity resulted in lower volumes and higher costs.

Net gain on dispositions decreased 72 percent in 2013, primarily resulting from a net gain associated with the sale of the Trainer Refinery and associated terminal and pipeline assets in 2012, compared with a gain resulting from the sale of our E-GasTM Technology business in May 2013. For additional information, see Note 5—Assets Held for Sale or Sold, in the Notes to Consolidated Financial Statements.

Selling, general and administrative expenses decreased 13 percent in 2013, primarily due to costs associated with the Separation and costs relating to a prior retail disposition program in 2012.

Impairments in 2013 were $29 million, compared with $1,158 million in 2012. Impairments in 2012 included our investments in MRC and REX, a marine terminal and associated assets, and equipment formerly associated with the canceled Wilhelmshaven Refinery (WRG) upgrade project. For additional information, see Note 9—Impairments, in the Notes to Consolidated Financial Statements.

See Note 20—Income Taxes, in the Notes to Consolidated Financial Statements, for information regarding our provision for income taxes and effective tax rates.

2012 vs. 2011

Sales and other operating revenues decreased 8 percent in 2012, while purchased crude oil and products decreased 11 percent. The decreases were mainly due to processing lower refining volumes at our wholly owned refineries, resulting from the shutdown of Trainer Refinery in September 2011, combined with lower crude oil and NGL prices.

Equity in earnings of affiliates increased 10 percent in 2012, primarily resulting from improved earnings from WRB and CPChem. Equity in earnings of WRB increased 43 percent, mainly due to higher refining margins in the Central Corridor, combined with processing higher volumes associated with the coker and refining expansion (CORE) project at the Wood River Refinery. Equity in earnings of CPChem increased 22 percent, primarily resulting from higher ethylene and polyethylene margins.

These improvements were partially offset by:

•	Lower earnings from DCP Midstream, mainly due to a decrease in NGL prices.

•	Lower earnings from Excel Paralubes, Merey Sweeny, L.P. (MSLP) and MRC, mainly due to lower margins.

•	The absence of earnings from Colonial Pipeline Company, which was sold in December 2011.

Net gain on dispositions decreased 88 percent in 2012, primarily resulting from 2011 gains associated with the disposition of three pipeline systems, compared with a net gain associated with the sale of Trainer Refinery and associated terminal and pipeline assets in the second quarter of 2012. For additional information, see Note 5—Assets Held for Sale or Sold, in the Notes to Consolidated Financial Statements.

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

Impairments in 2012 included our investments in MRC and REX, a marine terminal and associated assets, and equipment formerly associated with the canceled WRG upgrade project. Impairments in 2011 included the Trainer Refinery and associated terminal and pipeline assets. For additional information, see Note 9—Impairments, in the Notes to Consolidated Financial Statements.

Interest and debt expense increased $229 million in 2012, primarily due to approximately $7.8 billion of new debt issued in early 2012. For additional information, see Note 12—Debt, in the Notes to Consolidated Financial Statements.

See Note 20—Income Taxes, in the Notes to Consolidated Financial Statements, for information regarding our provision for income taxes and effective tax rates.

Segment Results

Midstream

	Year Ended December 31
	2013	2012	2011
	Millions of Dollars
Net Income (Loss) Attributable to Phillips 66
Transportation	$200	(210)	1,779
DCP Midstream	210	179	287
NGL Operations and Other	59	84	83
Total Midstream	$469	53	2,149

	Dollars Per Unit
Weighted Average NGL Price*
DCP Midstream (per barrel)	$31.84	34.24	50.64
DCP Midstream (per gallon)	0.76	0.82	1.21
*Based on index prices from the Mont Belvieu and Conway market hubs that are weighted by NGL component and location mix.

	Thousands of Barrels Daily
Transportation Volumes
Pipelines*	3,167	2,898	2,981
Terminals	1,274	1,169	1,173
Operating Statistics
NGL extracted**	213	201	192
NGL fractionated***	115	105	112
*Pipelines represent the sum of volumes transported through each separately tariffed pipeline segment, including our share of equity volumes from Yellowstone Pipe Line Company and Lake Charles Pipe Line Company.
**Includes our share of equity affiliates.
***Excludes DCP Midstream.

The Midstream segment purchases raw natural gas from producers and gathers natural gas through an extensive network of pipeline gathering systems. The natural gas is then processed to extract NGL from the raw gas stream. The remaining "residue" gas is marketed to electric utilities, industrial users and gas marketing companies. Most of the NGLs are fractionated—separated into individual components such as ethane, propane and butane—and marketed as chemical feedstock, fuel or blendstock. In addition, the Midstream segment includes U.S. transportation and terminaling services associated with the movement of crude oil, refined and specialty products, natural gas and NGL. The Midstream segment includes our 50 percent equity investment in DCP Midstream, as well as NGL fractionation, trading and marketing businesses in the United States.

2013 vs. 2012

Earnings from the Midstream segment increased $416 million in 2013, compared with 2012. The improvement was primarily driven by higher earnings from our Transportation business and DCP Midstream, partially offset by lower earnings from NGL Operations and Other.

Transportation earnings increased $410 million in 2013, compared with 2012. These increases primarily resulted from lower impairments in 2013, as well as increased throughput fees. In 2012, we recorded after-tax impairments totaling $303 million on our equity investment in REX, primarily reflecting a diminished view of fair value of west-to-east natural gas transmission, due to the impact of shale gas production in the northeast. For additional information on the REX impairment, see Note 9—Impairments, in the Notes to Consolidated Financial Statements. Throughput fees were higher in 2013, primarily due to the implementation of market-based intersegment transfer prices for transportation and terminaling services during 2013.

The $31 million increase in earnings of DCP Midstream in 2013 primarily resulted from an increase in gains associated with unit issuances by DCP Midstream Partners, LP (DCP Partners), as described below. In addition, higher natural gas and crude oil prices benefitted earnings. These increases were partially offset by lower NGL prices and higher interest expense. See the “Business Environment and Executive Overview” section for additional information on NGL prices.

DCP Partners, a subsidiary of DCP Midstream, issues, from time to time, limited partner units to the public. These issuances benefited our equity in earnings from DCP Midstream, on an after-tax basis, by approximately $62 million in 2013, compared with approximately $24 million in 2012.

NGL Operations and Other decreased $25 million, or 30 percent, in 2013, compared with 2012. The decrease was primarily due to inventory impacts, reflecting inventory reductions in 2012 in anticipation of the Separation, which caused liquidations of LIFO inventory values.

2012 vs. 2011

Earnings from the Midstream segment decreased $2,096 million in 2012, compared with 2011. The decrease was primarily due to lower net gains on disposition of assets and higher impairments in our Transportation business, as well as decreased equity earnings from DCP Midstream. These items were partially offset by a keep-whole payment received from a third party associated with the sale of its ownership in REX.

Transportation earnings decreased $1,989 million in 2012, compared with 2011. During 2011, Transportation included an after-tax gain of $1,595 million on the sales of Seaway Products Pipeline Company, and our ownership interest in Colonial Pipeline Company and Seaway Crude Pipeline Company. For additional information, see Note 5—Assets Held for Sale or Sold, in the Notes to Consolidated Financial Statements. Additionally, in 2012, we recorded after-tax impairments totaling $303 million on our equity investment in REX.

A $108 million decrease in earnings of DCP Midstream in 2012 mainly resulted from lower NGL prices and, to a lesser extent, lower natural gas prices, partially offset by lower depreciation, favorable volume impacts due to greater NGL extracted from liquid rich areas (such as Permian Basin, Eagle Ford Shale and Denver-Julesburg Basin), and increased gains from the issuance of limited partner units by DCP Partners. Issuances of limited partner units by DCP Partners benefited our equity earnings from DCP Midstream by approximately $24 million after tax in 2012, compared with approximately $11 million after tax in 2011.

During the second quarter of 2012, DCP Midstream completed a review of the estimated depreciable lives of its major classes of properties, plants and equipment. As a result of that review, the depreciable lives were extended. This change in accounting estimate was implemented on a prospective basis, effective April 1, 2012.

Chemicals

	Year Ended December 31
	2013	2012	2011
	Millions of Dollars

Net Income Attributable to Phillips 66	$986	823	716

	Millions of Pounds
CPChem Externally Marketed Sales Volumes*
Olefins and polyolefins	16,071	14,967	14,305
Specialties, aromatics and styrenics	6,230	6,719	6,704
	22,301	21,686	21,009
*Represents 100 percent of CPChem's outside sales of produced petrochemical products, as well as commission sales from equity affiliates.

Olefins and Polyolefins Capacity Utilization (percent)	88%	93	94

The Chemicals segment consists of our 50 percent interest in CPChem, which we account for under the equity method. CPChem uses NGL and other feedstocks to produce petrochemicals. These products are then marketed and sold or used as feedstocks to produce plastics and other chemicals.

2013 vs. 2012

CPChem continued to benefit from price-advantaged NGL feedstocks in 2013 due to the location of its manufacturing facilities in the U.S. Gulf Coast and Middle East. Earnings from the Chemicals segment increased $163 million, or 20 percent, in 2013, compared with 2012. The increase in earnings was primarily driven by:

•	Lower costs and interest associated with CPChem's 2012 early retirement of $1 billion of debt.

•	Improved polyethylene realized margins.

•	Higher equity earnings from CPChem's equity affiliates, reflecting increased volumes and margins.

•	Lower asset impairments.

These increases were partially offset by lower olefins and polyolefins sales volumes related to ethylene outages. In addition, increased turnaround and maintenance activity resulted in lower volumes and higher costs. See the "Business Environment and Executive Overview" section for information on market factors impacting CPChem's results.

2012 vs. 2011

Earnings from the Chemicals segment increased $107 million, or 15 percent, in 2012, compared with 2011. The increase was primarily driven by higher ethylene and polyethylene margins and lower utility costs, partially offset by a loss on early extinguishment of debt and asset impairments. Ethylene margins benefited from lower feedstock costs, particularly lower ethane and propane prices during 2012. Utility costs benefited from lower natural gas prices during 2012.

During 2012, CPChem retired $1 billion of fixed-rate debt. CPChem also incurred prepayment premiums and wrote off the associated unamortized debt issuance costs. As a result, CPChem recognized a loss on early extinguishment of debt in 2012 of $287 million (100 percent basis), which decreased our equity in earnings from CPChem, on an after-tax basis, by approximately $90 million.

In addition, during 2012, CPChem recorded asset impairments totaling $91 million (100 percent basis), which decreased our equity in earnings from CPChem, on an after-tax basis, by $28 million. These asset impairments primarily included certain specialties, aromatics and styrenics asset groups and were mainly driven by decreases in cash flow projections.

Refining

	Year Ended December 31
	2013	2012	2011
	Millions of Dollars
Net Income (Loss) Attributable to Phillips 66
Atlantic Basin/Europe	$42	565	(330)
Gulf Coast	130	579	466
Central Corridor	1,484	2,263	1,439
Western/Pacific	45	(385)	29
Other refining	150	195	(75)
Worldwide	$1,851	3,217	1,529

	Dollars Per Barrel
Refining Margins
Atlantic Basin/Europe	$6.87	9.28	5.93
Gulf Coast	6.63	9.02	8.01
Central Corridor	18.62	26.37	19.87
Western/Pacific	8.20	11.04	9.13
Worldwide	10.10	13.59	9.79

	Thousands of Barrels Daily
Operating Statistics
Refining operations*
Atlantic Basin/Europe
Crude oil capacity	588	588	726
Crude oil processed	546	555	682
Capacity utilization (percent)	93%	94	94
Refinery production	578	599	736
Gulf Coast
Crude oil capacity	733	733	733
Crude oil processed	651	657	658
Capacity utilization (percent)	89%	90	90
Refinery production	736	743	748
Central Corridor
Crude oil capacity	477	470	471
Crude oil processed	472	454	433
Capacity utilization (percent)	99%	97	92
Refinery production	489	471	448
Western/Pacific
Crude oil capacity	440	439	435
Crude oil processed	410	398	393
Capacity utilization (percent)	93%	91	91
Refinery production	445	419	419
Worldwide
Crude oil capacity	2,238	2,230	2,365
Crude oil processed	2,079	2,064	2,166
Capacity utilization (percent)	93%	93	92
Refinery production	2,248	2,232	2,351
*Includes our share of equity affiliates.

The Refining segment buys, sells and refines crude oil and other feedstocks into petroleum products (such as gasoline, distillates and aviation fuels) at 15 refineries, mainly in the United States, Europe and Asia.

2013 vs. 2012

Earnings for the Refining segment were $1,851 million in 2013, a decrease of $1,366 million, or 42 percent, compared with 2012. The decrease in earnings in 2013 was primarily due to lower realized refining margins as a result of a 16 percent reduction in market cracks and impacts related to lower feedstock advantage. In addition to margins, refining results were also impacted by a $104 million after-tax gain from the sale of the Trainer Refinery and associated terminal and pipeline assets in 2012. These decreases were partially offset by reduced impairments recorded in 2012, primarily related to MRC and WRG. See the “Business Environment and Executive Overview” section for information on industry crack spreads and other market factors impacting this year’s results.

Our worldwide refining crude oil capacity utilization rate was 93 percent in both 2013 and 2012, as the lack of weather disruptions were offset by higher turnaround activities.

2012 vs. 2011

Refining reported earnings of $3,217 million in 2012, an increase of $1,688 million, or 110 percent, compared with 2011. The increase in earnings in 2012 was primarily due to improved worldwide refining margins driven by improved market conditions and optimizing access to lower-cost crude oil feedstocks, as well as a net gain on disposition of the Trainer Refinery and associated terminal and pipeline assets. These were partially offset by higher impairments and increased maintenance and repair expense associated with our Bayway Refinery as a result of severe weather disruptions.

During 2012, Refining included an after-tax gain of $104 million from the sale of the Trainer Refinery and associated terminal and pipeline assets. For additional information, see Note 5—Assets Held for Sale or Sold, in the Notes to Consolidated Financial Statements.

Additionally, during 2012, Refining results included an after-tax impairment of $564 million on our equity investment in MRC and an after-tax impairment of $42 million related to equipment formerly associated with the canceled WRG upgrade project, compared with an after-tax impairment of $303 million on the Trainer Refinery during 2011.

Our worldwide refining capacity utilization rate was 93 percent in 2012, compared with 92 percent in 2011. The improvement was primarily due to improved market conditions, partially offset by higher turnaround and maintenance activities, as well as severe weather disruptions.

Marketing and Specialties

	Year Ended December 31
	2013	2012	2011
	Millions of Dollars
Net Income Attributable to Phillips 66
Marketing and Other	$673	263	401
Specialties	117	154	129
Total Marketing and Specialties	$790	417	530

	Dollars Per Barrel
Realized Marketing Fuel Margin*
U.S.	$1.21	0.87	0.74
International	4.36	4.17	4.26
*On third-party petroleum products sales.

	Dollars Per Gallon
U.S. Average Wholesale Prices*
Gasoline	$2.88	3.00	2.94
Distillates	3.10	3.19	3.12
*Excludes excise taxes.

	Thousands of Barrels Daily
Marketing Petroleum Products Sales
Gasoline	1,174	1,101	1,204
Distillates	967	985	1,039
Other	17	17	18
	2,158	2,103	2,261

The M&S segment purchases for resale and markets refined petroleum products (such as gasoline, distillates and aviation fuels), mainly in the United States and Europe. In addition, this segment includes the manufacturing and marketing of specialty products (such as lubricants), as well as power generation operations.

2013 vs. 2012

Earnings from the M&S segment increased $373 million, or 89 percent, in 2013, compared with 2012. See the "Business Environment and Executive Overview" section for information on marketing fuel margins and other market factors impacting this year's results.

During 2013, U.S. marketing margins benefited from higher Renewable Identification Numbers (RINs) values associated with renewable fuels blending activities, particularly during the first three quarters. RIN prices decreased during the fourth quarter, as concerns over their availability eased somewhat based on anticipated actions by the U.S. Environmental Protection Agency. As a result, we would expect the benefit to our U.S. marketing margins from RINs to be lower in 2014 than we experienced in 2013. The increased RIN prices offset weaker underlying components of our U.S. marketing margins during 2013.

M&S earnings benefited from higher international marketing margins in 2013, as well as an after-tax gain of $23 million from the sale of our E-GasTM Technology business in May 2013. Earnings in 2012 were lowered by income taxes associated with foreign dividends, and 2012 included a full year of earnings from our U.K. power generation business, which was sold in July 2013.

2012 vs. 2011

Earnings from the M&S segment decreased $113 million, or 21 percent, in 2012, compared with 2011. During 2012, the segment was negatively impacted by higher income taxes associated with foreign dividends, increased costs, and lower volumes, partially offset by higher U.S. margins. In addition, 2011 earnings benefited from an after-tax gain of $26 million from the sale of our delayed coker licensing business.

Corporate and Other

	Millions of Dollars
	Year Ended December 31
	2013	2012	2011
Net Loss Attributable to Phillips 66
Net interest expense	$(166)	(148)	(11)
Corporate general and administrative expenses	(145)	(116)	(76)
Technology	(50)	(49)	(53)
Repositioning costs	—	(55)	—
Other	(70)	(66)	(52)
Total Corporate and Other	$(431)	(434)	(192)

2013 vs. 2012

Net interest expense consists of interest and financing expense, net of interest income and capitalized interest. Net interest expense increased $18 million in 2013, compared with 2012, primarily due to increased average debt outstanding in 2013, reflecting the issuance of debt in early 2012 in connection with the Separation. For additional information, see Note 12—Debt, in the Notes to Consolidated Financial Statements.

Corporate general and administrative expenses increased $29 million in 2013, compared with 2012. The increase was primarily due to incremental costs and expenses associated with operating as a stand-alone company. Repositioning costs decreased $55 million in 2013, compared with 2012.

2012 vs. 2011

Net interest expense increased $137 million in 2012, compared with 2011, primarily due to approximately $7.8 billion of new debt issued in early 2012. For additional information, see Note 12—Debt, in the Notes to Consolidated Financial Statements.

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

The "Other" category includes certain income tax expenses, environmental costs associated with sites no longer in operation, foreign currency transaction gains and losses and other costs not directly associated with an operating segment. Changes in the "Other" category were mainly due to an after-tax impairment of $16 million on a corporate property in 2012.

Discontinued Operations

	Millions of Dollars
	Year Ended December 31
	2013	2012	2011
Net Income Attributable to Phillips 66
Discontinued operations	$61	48	43

On December 30, 2013, we entered into an agreement to exchange PSPI for shares of our common stock held by the other party, with closing expected in the first quarter of 2014. Accordingly, we have reflected PSPI as discontinued operations, and recast prior periods for comparability. See the “Outlook” section for additional information on this transaction.

CAPITAL RESOURCES AND LIQUIDITY

Financial Indicators

	Millions of Dollars Except as Indicated
	2013	2012	2011

Net cash provided by operating activities	$6,027	4,296	5,006
Short-term debt	24	13	30
Total debt	6,155	6,974	391
Total equity	22,392	20,806	23,293
Percent of total debt to capital*	22%	25	2
Percent of floating-rate debt to total debt	1%	15	13
*Capital includes total debt and total equity.

To meet our short- and long-term liquidity requirements, we look to a variety of funding sources, but rely primarily on cash generated from operating activities. During 2013, we generated $6.0 billion in cash from operations, received $1.2 billion from asset dispositions and received $0.4 billion as a result of net proceeds received from the issuance of Phillips 66 Partners' common units. This available cash was primarily used for capital expenditures and investments ($1.8 billion), repurchases of our common stock ($2.2 billion), debt repayments ($1.0 billion) and dividend payments on our common stock ($0.8 billion). During 2013, cash and cash equivalents increased by $1.9 billion to $5.4 billion, of which $425 million was held by Phillips 66 Partners.

In addition to cash flows from operating activities, we rely on our credit facility programs, asset sales and our shelf registration statement to support our short- and long-term liquidity requirements. We believe current cash and cash equivalents and cash generated by operations, together with access to external sources of funds as described below under “Significant Sources of Capital,” will be sufficient to meet our funding requirements in the near and long term, including our capital spending, dividend payments, defined benefit plan contributions, repayment of debt and share repurchases.

Significant Sources of Capital

Operating Activities
During 2013, cash of $6,027 million was provided by operating activities, a 40 percent increase from cash from operations of $4,296 million in 2012. The increase in the 2013 period primarily reflected positive working capital impacts. Accounts payable activity increased cash from operations by $360 million in 2013, reflecting both higher volumes and commodity prices. By comparison, lower commodity prices and volumes reduced cash from operations by $985 million in 2012. Our distributions from CPChem increased over $500 million in 2013, compared with 2012, reflecting the completion of CPChem’s debt repayments in 2012, which allowed increased dividends to us and our co-venturer. Partially offsetting the positive impact of working capital changes in 2013 were lower refining margins during 2013, reflecting less favorable market conditions and tightening crude differentials.

During 2012, cash of $4,296 million was provided by operating activities, a 14 percent decrease from cash from operations of $5,006 million in 2011. The decrease primarily reflected the impact of working capital changes. Accounts payable activity lowered cash from operations by $985 million in 2012, primarily reflecting lower commodity prices and volumes. Inventory management had a reduced benefit to working capital in 2012, compared with 2011. Partially offsetting the negative impact of working capital changes were improved U.S. refining margins during 2012, reflecting improved market conditions and increasing access to lower-cost crude oil feedstocks. Increased distributions from equity affiliates, particularly WRB, whose refineries are located in the Central Corridor region, also partially offset the negative impact of working capital changes in 2012.

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

The level and quality of output from our refineries also impacts our cash flows. The output at our refineries is impacted by such factors as operating efficiency, maintenance turnarounds, market conditions, feedstock availability and weather conditions. We actively manage the operations of our refineries and, typically, any variability in their operations has not been as significant to cash flows as that caused by margins and prices. Our worldwide refining crude oil capacity utilization was 93 percent in both 2013 and 2012. We are forecasting 2014 utilization to remain in the low 90-percent range.

Our operating cash flows are also impacted by distribution decisions made by our equity affiliates, including DCP Midstream, CPChem and WRB. Over the three years ended December 31, 2013, we received distributions of $812 million from DCP Midstream, $1,893 million from CPChem and $3,302 million from WRB. We cannot control the amount of future distributions from equity affiliates; therefore, future distributions by these and other equity affiliates are not assured.

Asset Sales
Proceeds from asset sales in 2013 were $1,214 million, compared with $286 million in 2012 and $2,627 million in 2011. The 2013 proceeds included the sale of a power plant in the United Kingdom, as well as our gasification technology. The 2012 proceeds included the sale of a refinery and associated terminal and pipeline assets located in Trainer, Pennsylvania, as well as the sale of our Riverhead Terminal located in Riverhead, New York. The 2011 proceeds included the sale of our ownership interests in Colonial Pipeline Company and Seaway Crude Pipeline Company, as well as the Wilhelmshaven Refinery and Seaway Products Pipeline Company. As of December 31, 2013, a before-tax gain of $375 million associated with 2013 asset sales was deferred due to an indemnity provided to the buyer. A portion of the deferred gain is denominated in a foreign currency; accordingly, the amount of the deferred gain translated into U.S. dollars is subject to change based on currency fluctuations. Absent claims under the indemnity, the deferred gain will be recognized into earnings as our exposure under this indemnity declines, currently expected to begin in the second half of 2014 and end in the first half of 2015.

Initial Public Offering of Phillips 66 Partners LP
In 2013, we formed Phillips 66 Partners, a master limited partnership, to own, operate, develop and acquire primarily fee-based crude oil, refined petroleum product and NGL pipelines and terminals, as well as other transportation and midstream assets. On July 26, 2013, Phillips 66 Partners completed its initial public offering of 18,888,750 common units at a price of $23.00 per unit, which included a 2,463,750 common unit over-allotment option that was fully exercised by the underwriters. Phillips 66 Partners received $404 million in net proceeds from the sale of the units, after deducting underwriting discounts, commissions, structuring fees and offering expenses. Headquartered in Houston, Texas, Phillips 66 Partners' assets consist of crude oil and refined petroleum product pipeline, terminal, and storage systems in the Central and Gulf Coast regions of the United States, each of which is integral to a connected Phillips 66-operated refinery.

We currently own a 71.7 percent limited partner interest and a 2.0 percent general partner interest in Phillips 66 Partners, while the public owns a 26.3 percent limited partner interest. We consolidate Phillips 66 Partners as a variable interest entity for financial reporting purposes (for additional information, see Note 3—Variable Interest Entities (VIEs), in the Notes to Consolidated Financial Statements). The public's ownership interest in Phillips 66 Partners is reflected as a noncontrolling interest in our financial statements, including $409 million in the equity section of our consolidated balance sheet as of December 31, 2013. Phillips 66 Partners' cash and cash equivalents at December 31, 2013, were $425 million.

Credit Facilities
During the second quarter of 2013, we amended our revolving credit agreement by entering into the First Amendment to Credit Agreement (Amendment). The Amendment increased the borrowing capacity from $4.0 billion to $4.5 billion, extended the term from February 2017 to June 2018, reduced the margin applied to interest and fees accruing on and after the Amendment effective date, and made certain amendments with respect to Phillips 66 Partners. As of December 31, 2013, no amount had been drawn under this facility; however, $51 million in letters of credit had been issued that were supported by this facility.

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

On June 7, 2013, Phillips 66 Partners entered into a senior unsecured $250 million revolving credit agreement (Revolver) with a syndicate of financial institutions, which became effective upon its initial public offering of common units on July 26, 2013. Phillips 66 Partners has the option to increase the overall capacity of the Revolver by up to an additional $250 million, subject to certain conditions. The Revolver has an initial term of five years. As of December 31, 2013, no amount had been drawn under this facility.

Trade Receivables Securitization Facility
Our trade receivables securitization facility, which was entered into during April 2012, has a term of three years. During the second quarter of 2013, we amended the facility by entering into the First Amendment to Receivables Purchase Agreement (Securitization Amendment). The Securitization Amendment decreased the borrowing capacity from $1.2 billion to $696 million and made certain amendments with respect to Phillips 66 Partners. As of December 31, 2013, no amount had been drawn under this facility. However, $26 million in letters of credit had been issued that were collateralized by trade receivables held by a subsidiary under this facility.

Debt Financings
Our $5.8 billion of Senior Notes were issued by Phillips 66, and are guaranteed by Phillips 66 Company, a 100-percent-owned subsidiary. Our senior unsecured long-term debt has been rated investment grade by S&P and Moody's. We do not have any ratings triggers on any of our corporate debt that would cause an automatic default, and thereby impact our access to liquidity, in the event of a downgrade of our credit rating. If our credit rating deteriorated to a level prohibiting us from accessing the commercial paper market, we would expect to be able to access funds under our liquidity facilities mentioned above.

Shelf Registration
We have a universal shelf registration statement on file with the SEC under which we, as a well-known seasoned issuer, have the ability to issue and sell an indeterminate amount of various types of debt and equity securities.

Other Financing
During 2013, we entered into a capital lease obligation for use of an oil terminal in the United Kingdom. The capital lease matures in 2033 and the present value of our minimum capital lease payments as of December 31, 2013, was $189 million.

Off-Balance Sheet Arrangements
As part of our normal ongoing business operations, we enter into agreements with other parties to pursue business opportunities, with costs and risks apportioned among the parties as provided by the agreements. In April 2012, in connection with the Separation, we entered into an agreement to guarantee 100 percent of certain outstanding debt obligations of MSLP. At December 31, 2013, the aggregate principal amount of MSLP debt guaranteed by us was $214 million.

For additional information about guarantees, see Note 13—Guarantees, in the Notes to Consolidated Financial Statements.

Capital Requirements
For information about our capital expenditures and investments, see “Capital Spending” below.

Our debt balance at December 31, 2013, was $6.2 billion and our debt-to-capital ratio was 22 percent, within our target range of 20-to-30 percent. During 2013, we prepaid the $1 billion outstanding balance on our $2 billion term loan. As a result of this prepayment, we have no material scheduled debt maturities in 2014.

On February 7, 2014, our Board of Directors declared a quarterly cash dividend of $0.39 per common share, payable March 3, 2014, to holders of record at the close of business on February 18, 2014.

During the second half of 2013, we entered into a construction agency agreement and an operating lease agreement with a financial institution to finance the construction of our new headquarters facility to be located in Houston, Texas. Under the construction agency agreement, we act as construction agent for the financial institution over a construction period of up to three years and eight months, during which we request draws from the financial institution to fund construction costs. The operating lease becomes effective after construction is substantially complete and we are able to occupy the facility. The operating lease has an initial term of five years and provides us the option, under specified circumstances, to request additional lease extensions, purchase the facility or assist the financial institution in marketing it for resale.

During 2012, our Board of Directors authorized the repurchase of up to $2 billion of our outstanding common stock. In October 2013, we completed our initial $2 billion share repurchase program. During 2013, our Board of Directors authorized additional share repurchases of $1 billion and $2 billion on July 30 and December 6, respectively. The share repurchases are expected to be funded primarily through available cash. The shares will be repurchased from time to time in the open market at the company’s discretion, subject to market conditions and other factors, and in accordance with applicable regulatory requirements and the Tax Sharing Agreement entered into in connection with the Separation. We are not obligated to acquire any particular amount of common stock and may commence, suspend or discontinue purchases at any time or from time to time without prior notice. Share repurchases under our repurchase programs totaled 44,106,380 shares at a cost of $2.6 billion through December 31, 2013. Shares of stock repurchased are held as treasury shares.

On December 30, 2013, we announced that we had entered into an agreement to exchange PSPI for shares of our common stock held by the other party. Following customary regulatory review, the transaction is expected to close in the first quarter of 2014. For additional information, see "Outlook" below.

Contractual Obligations
The following table summarizes our aggregate contractual fixed and variable obligations as of December 31, 2013.

	Millions of Dollars
	Payments Due by Period
	Total	Up to 1 Year	Years 2-3	Years 4-5	After 5 Years

Debt obligations (a)	$5,956	12	830	1,545	3,569
Capital lease obligations	199	12	16	17	154
Total debt	6,155	24	846	1,562	3,723
Interest on debt	3,838	249	468	382	2,739
Operating lease obligations	2,045	522	726	442	355
Purchase obligations (b)	123,189	39,923	17,824	10,983	54,459
Other long-term liabilities (c)
Asset retirement obligations	309	8	13	12	276
Accrued environmental costs	492	93	114	59	226
Unrecognized tax benefits (d)	3	3	(d)	(d)	(d)
Total	$136,031	40,822	19,991	13,440	61,778

(a)	For additional information, see Note 12—Debt, in the Notes to Consolidated Financial Statements.

(b)
Represents any agreement to purchase goods or services that is enforceable and legally binding and that specifies all significant terms. We expect these purchase obligations will be fulfilled by operating cash flows in the applicable maturity period. The majority of the purchase obligations are market-based contracts, including exchanges and futures, for the purchase of products such as crude oil and unfractionated NGL. The products are mostly used to supply our refineries and fractionators, optimize the supply chain, and resell to customers. Product purchase commitments with third parties totaled $66,614 million. In addition, $39,759 million are product purchases from CPChem, mostly for natural gas and NGL over the remaining contractual term of 86 years, and $6,792 million from Excel Paralubes, for base oil over the remaining contractual term of 11 years.

Purchase obligations of $6,681 million are related to agreements to access and utilize the capacity of third-party equipment and facilities, including pipelines and product terminals, to transport, process, treat, and store products. The remainder is primarily our net share of purchase commitments for materials and services for jointly owned facilities where we are the operator.

(c)
Excludes pensions. For the 2014 through 2018 time period, we expect to contribute an average of $180 million per year to our qualified and nonqualified pension and other postretirement benefit plans in the United States and an average of $60 million per year to our non-U.S. plans, which are expected to be in excess of required minimums in many cases. The U.S. five-year average consists of $175 million for 2014 and then approximately $185 million per year for the remaining four years. Our minimum funding in 2014 is expected to be $175 million in the United States and $60 million outside the United States.

(d)
Excludes unrecognized tax benefits of $199 million because the ultimate disposition and timing of any payments to be made with regard to such amounts are not reasonably estimable or the amounts relate to potential refunds. Also excludes interest and penalties of $18 million. Although unrecognized tax benefits are not a contractual obligation, they are presented in this table because they represent potential demands on our liquidity.

Capital Spending

	Millions of Dollars
	2014 Budget	2013	2012	2011
Capital Expenditures and Investments
Midstream*	$1,417	528	704	122
Chemicals	—	—	—	—
Refining	1,002	889	738	771
Marketing and Specialties	126	226	119	106
Corporate and Other	136	136	140	17
Total consolidated from continuing operations	$2,681	1,779	1,701	1,016

Discontinued operations	$15	27	20	6

Selected Equity Affiliates**
DCP Midstream*	$750	971	1,324	779
CPChem	1,046	613	371	222
WRB	145	109	136	414
	$1,941	1,693	1,831	1,415
*2012 consolidated amount includes acquisition of a one-third interest in the Sand Hills and Southern Hills pipeline projects from DCP Midstream for
$459 million. This amount was also included in DCP Midstream's capital spending, primarily in 2012.
**Our share of capital spending, which is self-funded by the equity affiliate.

Midstream
During the three-year period ended December 31, 2013, DCP Midstream had a self-funded capital program, and thus required no new capital infusions from us or our co-venturer, Spectra Energy Corp. During this three-year period, on a 100 percent basis, DCP Midstream’s capital expenditures and investments were $6.1 billion. In November 2012, we invested $0.5 billion in total to acquire a one-third direct interest in both the DCP Sand Hills and DCP Southern Hills pipeline entities. Phillips 66, Spectra Energy and DCP Midstream each own a one-third interest in each of the two pipeline entities, and both pipelines are operated by DCP Midstream. In 2013 we made additional investments in both the DCP Sand Hills and DCP Southern Hills pipeline entities, increasing our total direct investment to $0.8 billion.

Other capital spending in our Midstream segment not related to DCP Midstream or the Sand Hills and Southern Hills pipelines over the three-year period was primarily for reliability and maintenance projects in our Transportation business.

Chemicals
During the three-year period ended December 31, 2013, CPChem had a self-funded capital program, and thus required no new capital infusions from us or our co-venturer, Chevron U.S.A. Inc. (Chevron), an indirect wholly-owned subsidiary of Chevron Corporation. During the three-year period, on a 100 percent basis, CPChem’s capital expenditures and investments were $2.4 billion. In addition, CPChem's advances to equity affiliates, primarily used for project construction and start-up activities, were $0.5 billion and its repayments received from equity affiliates were $0.4 billion. Our agreement with Chevron regarding CPChem generally provides that instead of CPChem incurring debt, CPChem's owners would provide funding in the form of shareholder loans or capital as necessary to fund CPChem's capital requirements to the extent these requirements exceed CPChem's available cash from operations. We are currently forecasting CPChem to remain self-funding through 2014.

Refining
Capital spending for the Refining segment during the three-year period ended December 31, 2013, was $2.4 billion, primarily for air emission reduction and clean fuels projects to meet new environmental standards, refinery upgrade projects to increase accessibility of advantaged crudes and improve product yields, improvements to the operating integrity of key processing units, and safety-related projects.

Key projects completed during the three-year period included:

•	Installation of facilities to reduce nitrous oxide emissions from the crude furnace and installation of a new high-efficiency vacuum furnace at Bayway Refinery.

•	Completion of gasoline benzene reduction projects at the Alliance, Bayway, and Ponca City refineries.

•	Installation of new coke drums at the Billings Refinery.

•	Installation of a new waste heat boiler at the Bayway Refinery to reduce carbon monoxide emissions while providing steam production.

Major construction activities in progress include:

•	Installation of facilities to reduce nitrous oxide emissions from the fluid catalytic cracker at the Alliance Refinery.

•	Installation of new coke drums at the Ponca City Refinery.

•	Installation of a tail gas treating unit at the Humber Refinery to reduce emissions from the sulfur recovery units.

•	Installation of rail racks to accept advantaged crude deliveries at the Bayway and Ferndale refineries.

Generally, our equity affiliates in the Refining segment are intended to have self-funding capital programs. Although WRB did not require capital infusions from us during the three-year period ended December 31, 2013, we did provide loan financing to WRB to assist it in meeting its operating and capital spending requirements. WRB repaid these loans in full during 2011. During this three-year period, on a 100 percent basis, WRB’s capital expenditures and investments were $1.3 billion. We expect WRB’s 2014 capital program to be self-funding.

Marketing and Specialties
Capital spending for the M&S segment during the three-year period ended December 31, 2013, was primarily for the acquisition of, and investments in, a limited number of retail sites in the western and Midwestern portions of the United States, reliability and maintenance projects, and projects targeted at growing our international marketing and specialties businesses.

Corporate and Other
Capital spending for Corporate and Other during the three-year period ended December 31, 2013, was primarily for projects related to information technology and facilities.

2014 Budget
Our 2014 planned capital budget is $2.7 billion. This excludes our portion of planned capital spending by DCP Midstream, CPChem and WRB totaling $1.9 billion, which is not expected to require cash outlays by us.

In Midstream, we plan $1.4 billion of investment in our NGL Operations and Transportation business lines. This represents an increase of $0.9 billion over 2013. In 2014, we expect to begin construction of a 100,000 barrel-per-day NGL fractionator and a 4.4 million-barrel-per-month liquefied petroleum gas export terminal on the U.S. Gulf Coast. In addition, several rail offloading facilities and other crude handling projects will increase our access to advantaged refining feedstocks, while pipeline expansion and connection projects will grow capacity and allow for greater refined product exports.

We plan to spend $1.0 billion of direct capital expenditures in Refining, approximately 70 percent of which will be for sustaining capital. These investments are related to reliability and maintenance, safety and environmental projects, including those to comply with Tier 3 emission standards. Other Refining capital investments will be directed toward relatively small, high-return projects, primarily to enhance use of advantaged crudes, as well as to improve product yields, increase energy efficiency and expand export capability.

In the M&S segment, we plan to invest about $0.1 billion of growth and sustaining capital. The growth investment reflects our intent to expand the international fuels marketing business.

Within Corporate and Other, we expect to invest approximately $0.1 billion in 2014 related to information technology and facilities.

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
Legal and Tax Matters
Our legal organization applies its knowledge, experience and professional judgment to the specific characteristics of our cases, employing a litigation management process to manage and monitor the legal proceedings against us. Our process facilitates the early evaluation and quantification of potential exposures in individual cases. This process also enables us to track those cases that have been scheduled for trial and/or mediation. Based on professional judgment and experience in using these litigation management tools and available information about current developments in all our cases, our legal organization regularly assesses the adequacy of current accruals and determines if adjustment of existing accruals, or establishment of new accruals, are required. See Note 20—Income Taxes, in the Notes to Consolidated Financial Statements, for additional information about income-tax-related contingencies.
Environmental
We are subject to the same numerous international, federal, state and local environmental laws and regulations as other companies in our industry. The most significant of these environmental laws and regulations include, among others, the:

•	U.S. Federal Clean Air Act, which governs air emissions.

•	U.S. Federal Clean Water Act, which governs discharges to water bodies.

•	European Union Regulation for Registration, Evaluation, Authorization and Restriction of Chemicals (REACH), which governs the manufacture, placing on the market or use of chemicals.

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

•	European Union Trading Directive resulting in the European Emissions Trading Scheme, which uses a market-based mechanism to incentivize the reduction of greenhouse gas emissions.
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
An example in the fuels area is the Energy Policy Act of 2005, which imposed obligations to provide increasing volumes of renewable fuels in transportation motor fuels through 2012. These obligations were changed with the enactment of the Energy Independence and Security Act of 2007 (EISA). EISA requires fuel producers and importers to provide additional renewable fuels for transportation motor fuels and stipulates a mix of various types to be included through 2022. We have met the increasingly stringent requirements to date while establishing implementation, operating and capital strategies, along with advanced technology development, to address projected future requirements. It is uncertain how various future requirements contained in EISA, and the regulations promulgated thereunder, may be implemented and what their full impact may be on our operations. Also, we may experience a decrease in demand for refined petroleum products due to the regulatory program as currently promulgated. For compliance year 2014, the U.S. Environmental Protection Agency (EPA) proposed to reduce the statutory volumes of advanced and total renewable fuel using authority granted to it under EISA. We do not know whether this reduction will be finalized as proposed or whether the EPA will utilize its authority to reduce statutory volumes in future compliance years.
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
We occasionally receive requests for information or notices of potential liability from the EPA and state environmental agencies alleging we are a potentially responsible party under CERCLA or an equivalent state statute. On occasion, we also have been made a party to cost recovery litigation by those agencies or by private parties. These requests, notices and lawsuits assert potential liability for remediation costs at various sites that typically are not owned by us, but allegedly contain wastes attributable to our past operations. As of December 31, 2012, we reported we had been notified of potential liability under CERCLA and comparable state laws at 48 sites around the United States. During 2013, we were notified of 3 new sites, settled and closed 1 site, and determined 15 sites were resolved, leaving 35 unresolved sites with potential liability at December 31, 2013.

For most Superfund sites, our potential liability will be significantly less than the total site remediation costs because the percentage of waste attributable to us, versus that attributable to all other potentially responsible parties, is relatively low. Although liability of those potentially responsible is generally joint and several for federal sites and frequently so for state sites, other potentially responsible parties at sites where we are a party typically have had the financial strength to meet their obligations, and where they have not, or where potentially responsible parties could not be located, our share of liability has not increased materially. Many of the sites for which we are potentially responsible are still under investigation by the EPA or the state agencies concerned. Prior to actual cleanup, those potentially responsible normally assess site conditions, apportion responsibility and determine the appropriate remediation. In some instances, we may have no liability or attain a settlement of liability. Actual cleanup costs generally occur after the parties obtain EPA or equivalent state agency approval of a remediation plan. There are relatively few sites where we are a major participant, and given the timing and amounts of anticipated expenditures, neither the cost of remediation at those sites nor such costs at all CERCLA sites, in the aggregate, is expected to have a material adverse effect on our competitive or financial condition.
Expensed environmental costs were $665 million in 2013 and are expected to be approximately $645 million in each of 2014 and 2015. Capitalized environmental costs were $252 million in 2013 and are expected to be approximately $365 million in each of 2014 and 2015. This amount does not include capital expenditures made for another purpose that have an indirect benefit on environmental compliance.
Accrued liabilities for remediation activities are not reduced for potential recoveries from insurers or other third parties and are not discounted (except those assumed in a purchase business combination, which we record on a discounted basis).
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
At December 31, 2013, our balance sheet included total accrued environmental costs of $492 million, compared with $530 million at December 31, 2012, and $542 million at December 31, 2011. We expect to incur a substantial amount of these expenditures within the next 30 years.
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

The EPA’s Renewable Fuel Standard (RFS) program was implemented in accordance with the Energy Policy Act of 2005 and EISA. The RFS program sets annual quotas for the percentage of biofuels (such as ethanol) that must be blended into motor fuels consumed in the United States. A Renewable Identification Number (RIN) represents a serial number assigned to each gallon of biofuel produced or imported into the United States. As a producer of petroleum-based motor fuels, we are obligated to blend biofuels into the products we produce at a rate that is at least equal to the EPA’s quota and, to the extent we do not, we must purchase RINs in the open market to satisfy our obligation under the RFS program. The market for RINs has been the subject of fraudulent activity, and we have identified that we have unknowingly purchased RINs in the past that were invalid due to fraudulent activity. Although costs to replace fraudulently marketed RINs that have been determined to be invalid have not been material through December 31, 2013, it is reasonably possible that some additional RINs that we have previously purchased may also be determined to be invalid. Should that occur, we could incur additional replacement charges. Although the cost for replacing any additional fraudulently marketed RINs is not reasonably estimable at this time, we could have a possible exposure of approximately $150 million before tax. It could take several years for this possible exposure to reach ultimate resolution; therefore, we would not expect to incur the full financial impact of additional fraudulent RIN replacement costs in any single interim or annual period.

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

•
The U.S. Supreme Court decision in Massachusetts v. EPA, 549 U.S. 497, 127 S. Ct. 1438 (2007), confirming that the EPA has the authority to regulate carbon dioxide as an “air pollutant” under the Federal Clean Air Act.

•
The EPA’s announcement on March 29, 2010 (published as “Interpretation of Regulations that Determine Pollutants Covered by Clean Air Act Permitting Programs,” 75 Fed. Reg. 17004 (April 2, 2010)), and the EPA’s and U.S. Department of Transportation’s joint promulgation of a Final Rule on April 1, 2010, that triggers regulation of GHGs under the Clean Air Act. These collectively may lead to more climate-based claims for damages, and may result in longer agency review time for development projects to determine the extent of potential climate change. Challenges to both the announcement and rulemaking were denied by the Court of Appeals for the D.C. Circuit (see Coalition for Responsible Regulation v. EPA, 684 F.3d 102 (D.C. Cir. 2012)), but are now pending before the U.S. Supreme Court.

•	Carbon taxes in certain jurisdictions.

•	GHG emission cap and trade programs in certain jurisdictions.

In the EU, we have assets that are subject to the ETS. The first phase of the ETS was completed at the end of 2007 and Phase II ran from 2008 through 2012. Phase III runs from 2013 through 2020 and there will likely be a significant increase in auctioning levels, including 100 percent auctioning to the power sector in the United Kingdom and across most of the EU. We are actively engaged to minimize any financial impact from the trading scheme.

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

Compliance with changes in laws and regulations that create a GHG emission trading scheme or GHG reduction requirements could significantly increase our costs, reduce demand for fossil energy derived products, impact the cost and availability of capital and increase our exposure to litigation. Such laws and regulations could also increase demand for less carbon intensive energy sources. An example of one such program is California's cap and trade program, which was promulgated pursuant to the State's Global Warming Solutions Act. The program currently is limited to certain stationary sources, which include our refineries in California, but beginning in 2015 will expand to include emissions from transportation fuels distributed in California. We expect inclusion of transportation fuels in California's cap and trade program as currently promulgated would increase our cap and trade program compliance costs. The ultimate impact on our financial performance, either positive or negative, from this and similar programs, will depend on a number of factors, including, but not limited to:

•	Whether and to what extent legislation or regulation is enacted.

•	The nature of the legislation or regulation (such as a cap and trade system or a tax on emissions).

•	The GHG reductions required.

•	The price and availability of offsets.

•	The amount and allocation of allowances.

•	Technological and scientific developments leading to new products or services.

•	Any potential significant physical effects of climate change (such as increased severe weather events, changes in sea levels and changes in temperature).

•	Whether, and the extent to which, increased compliance costs are ultimately reflected in the prices of our products and services.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to select appropriate accounting policies and to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. See Note 2—Accounting Policies, in the Notes to Consolidated Financial Statements, for descriptions of our major accounting policies. Certain of these accounting policies involve judgments and uncertainties to such an extent that there is a reasonable likelihood that materially different amounts would have been reported under different conditions, or if different assumptions had been used. The following discussion of critical accounting estimates, along with the discussion of contingencies in this report, address all important accounting areas where the nature of accounting estimates or assumptions could be material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change.

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

Intangible Assets and Goodwill
At December 31, 2013, we had $694 million of intangible assets determined to have indefinite useful lives, and thus they are not amortized. This judgmental assessment of an indefinite useful life must be continuously evaluated in the future. If, due to changes in facts and circumstances, management determines these intangible assets have finite useful lives, amortization will commence at that time on a prospective basis. As long as these intangible assets are judged to have indefinite lives, they will be subject to annual impairment tests that require management’s judgment of the estimated fair value of these intangible assets.

At December 31, 2013, we had $3.1 billion of goodwill recorded in conjunction with past business combinations. Goodwill is not amortized. Instead, goodwill is subject to at least annual reviews for impairment at a reporting unit level. The reporting unit or units used to evaluate and measure goodwill for impairment are determined primarily from the manner in which the business is managed. A reporting unit is an operating segment or a component that is one level below an operating segment.

Effective January 1, 2013, we realigned our operating segments and determined that goodwill (which, prior to the realignment, had been assigned fully to our former R&M segment) should now be assigned to three of the realigned operating segments—Midstream, Refining and M&S. We further determined that, for the Midstream segment, Transportation constituted a reporting unit. For the Refining and M&S segments, we determined the goodwill reporting unit was at the operating segment level, due to the economic similarities of the components of those segments.

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

Because quoted market prices for our reporting units were not available, management applied judgment in determining the estimated fair values of the reporting units for purposes of performing the goodwill impairment test. Management used all available information to make this fair value determination, including observed market earnings multiples of comparable companies, our common stock price and associated total company market capitalization and the present values of expected future cash flows using discount rates commensurate with the risks involved in the assets.

During the fourth quarter of 2013, we estimated that the fair values of the Transportation, Refining and M&S reporting units were approximately 220 percent, 30 percent and 45 percent higher than the recorded net book values (including goodwill) of these reporting units, respectively. However, a lower fair value estimate in the future could result in an impairment. A prolonged or significant decline in our stock price could provide evidence of a need to record a material impairment of goodwill.

Tax Assets and Liabilities
Our operations are subject to various taxes, including federal, state and foreign income taxes and transactional taxes such as excise, sales/use, property and payroll taxes. We record tax liabilities based on our assessment of existing tax laws and regulations. The recording of tax liabilities requires significant judgment and estimates. We recognize the financial statement effects of an income tax position when it is more likely than not that the position will be sustained upon examination by a taxing authority. A contingent liability related to a transactional tax claim is recorded if the loss is both probable and estimable. Actual incurred tax liabilities can vary from our estimates for a variety of reasons, including different interpretations of tax laws and regulations and different assessments of the amount of tax due.

In determining our income tax provision, we assess the likelihood our deferred tax assets will be recovered through future taxable income. Valuation allowances reduce deferred tax assets to an amount that will, more likely than not, be realized.

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

Projected Benefit Obligations
Determination of the projected benefit obligations for our defined benefit pension and postretirement plans are important to the recorded amounts for such obligations on the balance sheet and to the amount of benefit expense in the income statement. The actuarial determination of projected benefit obligations and company contribution requirements involves judgment about uncertain future events, including estimated retirement dates, salary levels at retirement, mortality rates, lump-sum election rates, rates of return on plan assets, future health care cost-trend rates, and rates of utilization of health care services by retirees. Due to the specialized nature of these calculations, we engage outside actuarial firms to assist in the determination of these projected benefit obligations and company contribution requirements. Due to differing objectives and requirements between financial accounting rules and the pension plan funding regulations promulgated by governmental agencies, the actuarial methods and assumptions for the two purposes differ in certain important respects. Ultimately, we will be required to fund all promised benefits under pension and postretirement benefit plans not funded by plan assets or investment returns, but the judgmental assumptions used in the actuarial calculations significantly affect periodic financial statements and funding patterns over time. Benefit expense is particularly sensitive to the discount rate and return on plan assets assumptions. A 1 percent decrease in the discount rate assumption would increase annual benefit expense by an estimated $60 million, while a 1 percent decrease in the return on plan assets assumption would increase annual benefit expense by an estimated $30 million. In determining the discount rate, we use yields on high-quality fixed income investments with payments matched to the estimated distributions of benefits from our plans.

In 2013 and 2012, the company used an expected long-term rate of return of 7 percent for the U.S. pension plan assets, which account for 75 percent of the company’s pension plan assets. The actual asset returns for 2013 and 2012 were 16 percent and 5 percent, respectively. For the eight years prior to the Separation, actual asset returns averaged 7 percent for the U.S. pension plan assets. The 2013 asset returns of 16 percent were associated with a broad recovery in the financial markets during the year.

OUTLOOK

On December 30, 2013, we entered into an agreement pursuant to which we will exchange all of our common stock in PSPI for shares of Phillips 66 common stock owned by the other party. We expect PSPI's balance sheet at closing to include approximately $450 million of cash and cash equivalents. The exact number of Phillips 66 shares to be delivered will be determined by reference to the volume weighted average price of Phillips 66 common stock on the closing date. Had the closing occurred on February 14, 2014, approximately 18 million shares of Phillips 66 common stock would have been exchanged. The reacquired stock will be held as treasury shares. Following customary regulatory review, the transaction is expected to close in the first quarter of 2014. We expect to record a gain of approximately $710 million when the transaction closes, subject to working capital and other adjustments.

On February 13, 2014, we entered into an agreement to contribute to Phillips 66 Partners certain transportation, terminaling and storage assets for total consideration of $700 million. These assets consist of our Gold Product Pipeline System and the Medford Spheres, two newly constructed refinery-grade propylene storage spheres. Phillips 66 Partners expects to finance the acquisition with cash on hand of $400 million, the issuance of additional units valued at $140 million, and a five-year, $160 million note payable to a subsidiary of Phillips 66. The number of additional units will be based on the average daily closing price of Phillips 66 Partners’ common units for the 10 trading days prior to February 13, 2014, or $38.86 per unit, with 98 percent issued as common units and 2 percent issued as general partner units. The transaction is targeted to occur on March 1, 2014.

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

We use a VaR model to estimate the loss in fair value that could potentially result on a single day from the effect of adverse changes in market conditions on the derivative financial instruments and derivative commodity instruments held or issued, including commodity purchase and sales contracts recorded on the balance sheet at December 31, 2013, as derivative instruments. Using Monte Carlo simulation, a 95 percent confidence level and a one-day holding period, the VaR for those instruments issued or held for trading purposes at December 31, 2013 and 2012, were immaterial to our cash flows and net income.

The VaR for instruments held for purposes other than trading at December 31, 2013 and 2012, were also immaterial to our cash flows and net income.

Interest Rate Risk
The following tables provide information about our debt instruments that are sensitive to changes in U.S. interest rates. These tables present principal cash flows and related weighted-average interest rates by expected maturity dates. Weighted-average variable rates are based on effective rates at the reporting date. The carrying amount of our floating-rate debt approximates its fair value. The fair value of the fixed-rate financial instruments is estimated based on quoted market prices.

	Millions of Dollars Except as Indicated
Expected Maturity Date	Fixed Rate Maturity	Average Interest Rate	Floating Rate Maturity	Average Interest Rate
Year-End 2013
2014	$13	7.00%	$—	—%
2015	815	2.04	—	—
2016	15	7.00	—	—
2017	1,516	2.99	—	—
2018	17	7.00	13	0.05
Remaining years	3,535	5.00	37	0.05
Total	$5,911		$50
Fair value	$6,168		$50

	Millions of Dollars Except as Indicated
Expected Maturity Date	Fixed Rate Maturity	Average Interest Rate	Floating Rate Maturity	Average Interest Rate
Year-End 2012
2013	$12	7.00%	$—	—%
2014	14	7.00	286	1.47
2015	814	2.04	714	1.47
2016	15	7.00	—	—
2017	1,516	2.99	—	—
Remaining years	3,552	5.00	50	0.24
Total	$5,923		$1,050
Fair value	$6,508		$1,050

For additional information about our use of derivative instruments, see Note 15—Derivatives and Financial Instruments, in the Notes to Consolidated Financial Statements.

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

•
General domestic and international economic and political developments including: armed hostilities; expropriation of assets; changes in governmental policies relating to NGL, crude oil, natural gas or refined product pricing, regulation or taxation; and other political, economic or diplomatic developments.

•	Changes in tax, environmental and other laws and regulations (including alternative energy mandates) applicable to our business.

•	Limited access to capital or significantly higher cost of capital related to changes to our credit profile or illiquidity or uncertainty in the domestic or international financial markets.

•	The operation, financing and distribution decisions of our joint ventures.

•	Domestic and foreign supplies of crude oil and other feedstocks.

•	Domestic and foreign supplies of petrochemicals and refined products, such as gasoline, diesel, jet fuel and home heating oil.

•	Governmental policies relating to exports of crude oil and natural gas.

•	Overcapacity or under capacity in the midstream, chemicals and refining industries.

•	Fluctuations in consumer demand for refined products.

•	The factors generally described in Item 1A.—Risk Factors in this report.

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

Management assessed the effectiveness of the company's internal control over financial reporting as of December 31, 2013. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (1992). Based on our assessment, we believe the company's internal control over financial reporting was effective as of December 31, 2013.

Ernst & Young LLP has issued an audit report on the company's internal control over financial reporting as of December 31, 2013, and their report is included herein.

/s/ Greg C. Garland	/s/ Greg G. Maxwell

Greg C. Garland	Greg G. Maxwell
Chairman, President and	Executive Vice President, Finance
Chief Executive Officer	and Chief Financial Officer

February 21, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Phillips 66

We have audited the accompanying consolidated balance sheet of Phillips 66 as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule included in Item 15(a)2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Phillips 66 at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Phillips 66's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 21, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Houston, Texas
February 21, 2014

Report of Independent Registered Public Accounting Firm on
Internal Control Over Financial Reporting

The Board of Directors and Stockholders
Phillips 66

We have audited Phillips 66's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Phillips 66's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included under the heading “Assessment of Internal Control Over Financial Reporting” in the accompanying “Report of Management.” Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Phillips 66 maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2013 consolidated financial statements of Phillips 66 and our report dated February 21, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas
February 21, 2014

Consolidated Statement of Income	Phillips 66

	Millions of Dollars
Years Ended December 31	2013	2012	2011
Revenues and Other Income
Sales and other operating revenues*	$171,596	179,290	195,931
Equity in earnings of affiliates	3,073	3,134	2,843
Net gain on dispositions	55	193	1,638
Other income	85	135	45
Total Revenues and Other Income	174,809	182,752	200,457

Costs and Expenses
Purchased crude oil and products	148,245	154,413	172,768
Operating expenses	4,206	4,033	4,071
Selling, general and administrative expenses	1,478	1,703	1,394
Depreciation and amortization	947	906	902
Impairments	29	1,158	472
Taxes other than income taxes*	14,119	13,740	14,287
Accretion on discounted liabilities	24	25	21
Interest and debt expense	275	246	17
Foreign currency transaction gains	(40)	(28)	(34)
Total Costs and Expenses	169,283	176,196	193,898
Income from continuing operations before income taxes	5,526	6,556	6,559
Provision for income taxes	1,844	2,473	1,822
Income from Continuing Operations	3,682	4,083	4,737
Income from discontinued operations**	61	48	43
Net income	3,743	4,131	4,780
Less: net income attributable to noncontrolling interests	17	7	5
Net Income Attributable to Phillips 66	$3,726	4,124	4,775

Amounts Attributable to Phillips 66 Common Stockholders:
Income from continuing operations	$3,665	4,076	4,732
Income from discontinued operations	61	48	43
Net Income Attributable to Phillips 66	$3,726	4,124	4,775

Net Income Attributable to Phillips 66 Per Share of Common Stock (dollars)***
Basic
Continuing operations	$5.97	6.47	7.54
Discontinued operations	0.10	0.08	0.07
Net Income Attributable to Phillips 66 Per Share of Common Stock	$6.07	6.55	7.61
Diluted
Continuing operations	$5.92	6.40	7.45
Discontinued operations	0.10	0.08	0.07
Net Income Attributable to Phillips 66 Per Share of Common Stock	$6.02	6.48	7.52

Dividends Paid Per Share of Common Stock (dollars)	$1.3275	0.4500	—

Average Common Shares Outstanding (in thousands)***
Basic	612,918	628,835	627,628
Diluted	618,989	636,764	634,645
*Includes excise taxes on petroleum product sales:	$13,866	13,371	13,955
**Net of provision for income taxes on discontinued operations:	$34	27	22
***See Note 11—Earnings Per Share.
Prior period amounts have been recast to reflect discontinued operations.
See Notes to Consolidated Financial Statements.

Consolidated Statement of Comprehensive Income	Phillips 66

	Millions of Dollars
Years Ended December 31	2013	2012	2011

Net Income	$3,743	4,131	4,780
Other comprehensive income (loss)
Defined benefit plans
Prior service cost/credit:
Prior service credit arising during the period	—	18	—
Amortization to net income of prior service cost	—	1	—
Actuarial gain/loss:
Actuarial gain (loss) arising during the period	401	(152)	(8)
Amortization to net income of net actuarial loss	96	55	3
Plans sponsored by equity affiliates	88	(33)	(41)
Income taxes on defined benefit plans	(211)	18	17
Defined benefit plans, net of tax	374	(93)	(29)
Foreign currency translation adjustments	(21)	148	28
Income taxes on foreign currency translation adjustments	(2)	48	(92)
Foreign currency translation adjustments, net of tax	(23)	196	(64)
Hedging activities by equity affiliates	1	1	2
Income taxes on hedging activities by equity affiliates	(1)	—	(1)
Hedging activities by equity affiliates, net of tax	—	1	1
Other Comprehensive Income (Loss), Net of Tax	351	104	(92)
Comprehensive Income	4,094	4,235	4,688
Less: comprehensive income attributable to noncontrolling interests	17	7	5
Comprehensive Income Attributable to Phillips 66	$4,077	4,228	4,683
See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet	Phillips 66

	Millions of Dollars
At December 31	2013	2012
Assets
Cash and cash equivalents	$5,400	3,474
Accounts and notes receivable (net of allowance of $47 million in 2013 and $50 million in 2012)	7,900	8,593
Accounts and notes receivable—related parties	1,732	1,810
Inventories	3,354	3,430
Prepaid expenses and other current assets	851	655
Total Current Assets	19,237	17,962
Investments and long-term receivables	11,220	10,471
Net properties, plants and equipment	15,398	15,407
Goodwill	3,096	3,344
Intangibles	698	724
Other assets	149	165
Total Assets	$49,798	48,073

Liabilities
Accounts payable	$9,948	9,731
Accounts payable—related parties	1,142	979
Short-term debt	24	13
Accrued income and other taxes	872	901
Employee benefit obligations	476	441
Other accruals	469	417
Total Current Liabilities	12,931	12,482
Long-term debt	6,131	6,961
Asset retirement obligations and accrued environmental costs	700	740
Deferred income taxes	6,125	5,444
Employee benefit obligations	921	1,325
Other liabilities and deferred credits	598	315
Total Liabilities	27,406	27,267

Equity
Common stock (2,500,000,000 shares authorized at $.01 par value) Issued (2013—634,285,955 shares; 2012—631,149,613 shares)
Par value	6	6
Capital in excess of par	18,887	18,726
Treasury stock (at cost: 2013—44,106,380 shares; 2012—7,603,896 shares)	(2,602)	(356)
Retained earnings	5,622	2,713
Accumulated other comprehensive income (loss)	37	(314)
Total Stockholders' Equity	21,950	20,775
Noncontrolling interests	442	31
Total Equity	22,392	20,806
Total Liabilities and Equity	$49,798	48,073
See Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows	Phillips 66

	Millions of Dollars
Years Ended December 31	2013	2012	2011
Cash Flows From Operating Activities
Net income	$3,743	4,131	4,780
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	947	906	902
Impairments	29	1,158	472
Accretion on discounted liabilities	24	25	21
Deferred taxes	594	221	929
Undistributed equity earnings	(354)	(872)	(951)
Net gain on dispositions	(55)	(193)	(1,638)
Income from discontinued operations	(61)	(48)	(43)
Other	195	71	167
Working capital adjustments
Decrease (increase) in accounts and notes receivable	481	(132)	(189)
Decrease (increase) in inventories	38	60	620
Decrease (increase) in prepaid expenses and other current assets	20	(48)	28
Increase (decrease) in accounts payable	360	(985)	55
Increase (decrease) in taxes and other accruals	(19)	(35)	(200)
Net cash provided by continuing operating activities	5,942	4,259	4,953
Net cash provided by discontinued operations	85	37	53
Net Cash Provided by Operating Activities	6,027	4,296	5,006

Cash Flows From Investing Activities
Capital expenditures and investments	(1,779)	(1,701)	(1,016)
Proceeds from asset dispositions	1,214	286	2,627
Advances/loans—related parties	(65)	(100)	—
Collection of advances/loans—related parties	165	—	550
Other	48	—	337
Net cash provided by (used in) continuing investing activities	(417)	(1,515)	2,498
Net cash used in discontinued operations	(27)	(20)	(6)
Net Cash Provided by (Used in) Investing Activities	(444)	(1,535)	2,492

Cash Flows From Financing Activities
Distributions to ConocoPhillips	—	(5,255)	(7,471)
Issuance of debt	—	7,794	—
Repayment of debt	(1,020)	(1,210)	(26)
Issuance of common stock	6	47	—
Repurchase of common stock	(2,246)	(356)	—
Dividends paid on common stock	(807)	(282)	—
Distributions to noncontrolling interests	(10)	(5)	(1)
Net proceeds from issuance of Phillips 66 Partners LP common units	404	—	—
Other	(6)	(34)	—
Net cash provided by (used in) continuing financing activities	(3,679)	699	(7,498)
Net cash provided by (used in) discontinued operations	—	—	—
Net Cash Provided by (Used in) Financing Activities	(3,679)	699	(7,498)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	22	14	—

Net Change in Cash and Cash Equivalents	1,926	3,474	—
Cash and cash equivalents at beginning of year	3,474	—	—
Cash and Cash Equivalents at End of Year	$5,400	3,474	—
Prior period amounts have been recast to reflect discontinued operations.
See Notes to Consolidated Financial Statements.

Consolidated Statement of Changes in Equity							Phillips 66

	Millions of Dollars
	Attributable to Phillips 66
	Common Stock
	Par Value	Capital in Excess of Par	Treasury Stock	Retained Earnings	Net Parent Company Investment	Accum. Other Comprehensive Income (Loss)	Noncontrolling Interests	Total

December 31, 2010	$—	—	—	—	25,787	214	25	26,026
Net income	—	—	—	—	4,775	—	5	4,780
Net transfers to ConocoPhillips	—	—	—	—	(7,420)	—	—	(7,420)
Other comprehensive loss	—	—	—	—	—	(92)	—	(92)
Distributions to noncontrolling interests and other	—	—	—	—	—	—	(1)	(1)
December 31, 2011	—	—	—	—	23,142	122	29	23,293
Net income	—	—	—	2,999	1,125	—	7	4,131
Net transfers to/from ConocoPhillips	—	—	—	—	(5,707)	(540)	—	(6,247)
Other comprehensive income	—	—	—	—	—	104	—	104
Reclassification of net parent company investment to capital in excess of par	—	18,560	—	—	(18,560)	—	—	—
Issuance of common stock at the Separation	6	(6)	—	—	—	—	—	—
Cash dividends paid on common stock	—	—	—	(282)	—	—	—	(282)
Repurchase of common stock	—	—	(356)	—	—	—	—	(356)
Benefit plan activity	—	172	—	(4)	—	—	—	168
Distributions to noncontrolling interests and other	—	—	—	—	—	—	(5)	(5)
December 31, 2012	6	18,726	(356)	2,713	—	(314)	31	20,806
Net income	—	—	—	3,726	—	—	17	3,743
Other comprehensive income	—	—	—	—	—	351	—	351
Cash dividends paid on common stock	—	—	—	(807)	—	—	—	(807)
Repurchase of common stock	—	—	(2,246)	—	—	—	—	(2,246)
Benefit plan activity	—	164	—	(10)	—	—	—	154
Issuance of Phillips 66 Partners LP common units	—	—	—	—	—	—	404	404
Distributions to noncontrolling interests and other	—	(3)	—	—	—	—	(10)	(13)
December 31, 2013	$6	18,887	(2,602)	5,622	—	37	442	22,392

	Shares in Thousands
	Common Stock Issued	Treasury Stock
December 31, 2011	—	—
Issuance of common stock at the Separation	625,272	—
Repurchase of common stock	—	7,604
Shares issued—share-based compensation	5,878	—
December 31, 2012	631,150	7,604
Repurchase of common stock	—	36,502
Shares issued—share-based compensation	3,136	—
December 31, 2013	634,286	44,106
See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements	Phillips 66

Note 1—Separation and Basis of Presentation

The Separation
On April 4, 2012, the ConocoPhillips Board of Directors approved the separation of its downstream businesses (as defined below) into an independent, publicly traded company named Phillips 66. In accordance with the Separation and Distribution Agreement, the two companies were separated by ConocoPhillips distributing to its stockholders all 625,272,302 shares of common stock of Phillips 66 after the market closed on April 30, 2012 (the Separation). Each ConocoPhillips stockholder received one share of Phillips 66 stock for every two shares of ConocoPhillips stock held at the close of business on the record date of April 16, 2012. Following the Separation, ConocoPhillips retained no ownership interest in Phillips 66, and each company has separate public ownership, boards of directors and management.

Basis of Presentation
Prior to the Separation, our results of operations, financial position and cash flows consisted of ConocoPhillips' refining, marketing and transportation operations; its natural gas gathering, processing, transmission and marketing operations, primarily conducted through its equity investment in DCP Midstream, LLC (DCP Midstream); its petrochemical operations, conducted through its equity investment in Chevron Phillips Chemical Company LLC (CPChem); its power generation operations; and an allocable portion of its corporate costs (together, the “downstream businesses”). These financial statements have been presented as if the downstream businesses had been combined for all periods presented prior to the Separation. All intercompany transactions and accounts within the downstream businesses were eliminated. The statement of income for the periods prior to the Separation includes expense allocations for certain corporate functions historically performed by ConocoPhillips and not allocated to its operating segments, including allocations of general corporate expenses related to executive oversight, accounting, treasury, tax, legal, procurement and information technology. These allocations were based primarily on specific identification of time and/or activities associated with the downstream businesses, employee headcount or capital expenditures, and our management believes the assumptions underlying the allocations were reasonable. The combined financial statements may not necessarily reflect all of the actual expenses that would have been incurred had we been a stand-alone company during the periods presented prior to the Separation. All financial information presented after the Separation represents the consolidated results of operations, financial position and cash flows of Phillips 66. Accordingly:

•
Our consolidated statements of income, comprehensive income, cash flows and changes in equity for the year ended December 31, 2013, consist entirely of the consolidated results of Phillips 66. Our consolidated statements of income, comprehensive income, cash flows and changes in equity for the year ended December 31, 2012, consist of the consolidated results of Phillips 66 for the eight months ended December 31, 2012, and of the combined results of the downstream businesses for the four months ended April 30, 2012. Our consolidated statements of income, comprehensive income, cash flows and changes in equity for the year ended December 31, 2011, consist entirely of the combined results of the downstream businesses.

•	Our consolidated balance sheet at December 31, 2013 and 2012, consists of the consolidated balances of Phillips 66.

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

▪
Recasted Financial Information—Certain prior period financial information has been recasted to reflect the current year's presentation, including realignment of our operating segments, as well as the movement of Phillips Specialty Products Inc. (PSPI) to discontinued operations. See Note 5—Assets Held for Sale or Sold for additional information.

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

Revenues associated with transactions commonly called buy/sell contracts, in which the purchase and sale of inventory with the same counterparty are entered into in contemplation of one another, are combined and reported net (i.e., on the same income statement line) in the "Purchased crude oil and products" line of our consolidated statement of income.

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

▪
Fair Value Measurements—We categorize assets and liabilities measured at fair value into one of three different levels depending on the observability of the inputs employed in the measurement. Level 1 inputs are quoted prices in active markets for identical assets or liabilities. Level 2 inputs are observable inputs other than quoted prices included within Level 1 for the asset or liability, either directly or indirectly through market-

corroborated inputs. Level 3 inputs are unobservable inputs for the asset or liability reflecting significant modifications to observable related market data or our assumptions about pricing by market participants.

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

▪
Goodwill—Goodwill resulting from a business combination is not amortized but is tested at least annually for impairment. If the fair value of a reporting unit is less than the recorded book value of the reporting unit’s assets (including goodwill), less liabilities, then a hypothetical purchase price allocation is performed on the reporting unit’s assets and liabilities using the fair value of the reporting unit as the purchase price in the calculation. If the amount of goodwill resulting from this hypothetical purchase price allocation is less than the recorded amount of goodwill, the recorded goodwill is written down to the new amount. For purposes of testing goodwill for impairment, we have three reporting units with goodwill balances, Transportation, Refining and M&S.

▪
Depreciation and Amortization—Depreciation and amortization of properties, plants and equipment are determined by either the individual-unit-straight-line method or the group-straight-line method (for those individual units that are highly integrated with other units).

▪
Impairment of Properties, Plants and Equipment—Properties, plants and equipment used in operations are assessed for impairment whenever changes in facts and circumstances indicate a possible significant deterioration in the future cash flows expected to be generated by an asset group. If indicators of potential impairment exist, an undiscounted cash flow test is performed. If the sum of the undiscounted pre-tax cash flows is less than the carrying value of the asset group, the carrying value is written down to estimated fair value through additional amortization or depreciation provisions and reported in the "Impairment" line of our consolidated statement of income in the period in which the determination of the impairment is made. Individual assets are grouped for impairment purposes at the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets—generally at an entire refinery complex level. Because there usually is a lack of quoted market prices for long-lived assets, the fair value of impaired assets is typically determined based on the present values of expected future cash flows using discount rates believed to be consistent with those used by principal market participants or based on a multiple of operating cash flows validated with historical market transactions of similar assets where possible. Long-lived assets held for sale are accounted for at the lower of amortized cost or fair value, less cost to sell, with fair value determined using a binding negotiated price, if available, or present value of expected future cash flows as previously described.

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

▪
Asset Retirement Obligations and Environmental Costs—Fair value of legal obligations to retire and remove long-lived assets are recorded in the period in which the obligation is incurred. When the liability is initially recorded, we capitalize this cost by increasing the carrying amount of the related properties, plants and equipment. Over time, the liability is increased for the change in its present value, and the capitalized cost in properties, plants and equipment is depreciated over the useful life of the related asset. For additional information, see Note 10—Asset Retirement Obligations and Accrued Environmental Costs.

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

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Interest related to unrecognized tax benefits is reflected in interest expense, and penalties in operating expenses.

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

Note 3—Variable Interest Entities (VIEs)

In 2013, we formed Phillips 66 Partners LP, a master limited partnership, to own, operate, develop and acquire primarily fee-based crude oil, refined petroleum product and NGL pipelines and terminals, as well as other transportation and midstream assets. We consolidate Phillips 66 Partners as we determined that Phillips 66 Partners is a VIE and we are the primary beneficiary. As general partner, we have the ability to control the financial interests, as well as the ability to direct the activities of Phillips 66 Partners that most significantly impact its economic performance. See Note 26—Phillips 66 Partners LP for additional information.

We hold significant variable interests in VIEs that have not been consolidated because we are not considered the primary beneficiary. Information on these VIEs follows:

Merey Sweeny, L.P. (MSLP) is a limited partnership that owns a delayed coker and related facilities at the Sweeny Refinery. As discussed more fully in Note 6—Investments, Loans and Long-Term Receivables, in August 2009 a call right was exercised to acquire the 50 percent ownership interest in MSLP of the co-venturer, Petróleos de Venezuela S.A. (PDVSA). That exercise has been challenged, and the dispute is being arbitrated. Because the exercise has been challenged by PDVSA, we continue to use the equity method of accounting for MSLP, and the VIE analysis below is based on the ownership and governance structure in place prior to the exercise of the call right. MSLP is a VIE because, in securing lender consents in connection with the Separation, we provided a 100 percent debt guarantee to the lender of the 8.85% senior notes issued by MSLP. PDVSA did not participate in the debt guarantee. In our VIE assessment, this disproportionate debt guarantee, plus other liquidity support provided jointly by us and PDVSA independently of equity ownership, results in MSLP not being exposed to all potential losses. We have determined we are not the primary beneficiary while the call exercise is in dispute because under the partnership agreement the co-venturers jointly direct the activities of MSLP that most significantly impact economic performance. At December 31, 2013, our maximum exposure to loss represented the outstanding principal debt balance of $214 million, and our investment of $109 million.

We have a 50 percent ownership interest with a 50 percent governance interest in Excel Paralubes (Excel). Excel is a VIE because, in securing lender consents in connection with the Separation, ConocoPhillips provided a 50 percent debt guarantee to the lender of the 7.43% senior secured bonds issued by Excel. We provided a full indemnity to ConocoPhillips for this debt guarantee. Our co-venturer did not participate in the debt guarantee. In our assessment of the VIE, this debt guarantee, plus other liquidity support up to $60 million provided jointly by us and our co-venturer independently of equity ownership, results in Excel not being exposed to all potential losses. We have determined we are not the primary beneficiary because we and our co-venturer jointly direct the activities of Excel that most significantly impact economic performance. We continue to use equity method accounting for this investment. At December 31, 2013, our maximum exposure to loss represented 50 percent of the outstanding principal debt balance of $116 million, or $58 million, half of the $60 million liquidity support, or $30 million, and our investment of $113 million.

During October 2013, we entered into a multi-year consignment fuels agreement with a marketer that we currently support with debt guarantees. Pursuant to the consignment fuels agreement, we own the fuels inventory, control the fuel marketing at each site, and pay a fixed monthly fee to the marketer. We determined the consignment fuels agreement and the debt guarantees together create a variable interest in the marketer with the marketer not being exposed to all potential losses. We determined we are not the primary beneficiary because we do not have the power to direct the activities that most significantly impact the economic performance of the marketer. We have no ownership interest in the marketer. Our maximum exposure to loss represented the outstanding debt balance of $190 million and the fixed annual contractual payments under the consignment fuels agreement of $80 million.

Note 4—Inventories

Inventories at December 31 consisted of the following:

	Millions of Dollars
	2013	2012

Crude oil and petroleum products	$3,093	3,138
Materials and supplies	261	292
	$3,354	3,430

Inventories valued on the LIFO basis totaled $2,945 million and $2,987 million at December 31, 2013 and 2012, respectively. The estimated excess of current replacement cost over LIFO cost of inventories amounted to approximately $7,600 million and $7,700 million at December 31, 2013 and 2012, respectively.

During each of the three years ending December 31, 2013, certain reductions in inventory caused liquidations of LIFO inventory values. These liquidations increased net income by approximately $109 million, $162 million and $155 million in 2013, 2012 and 2011, respectively.

Note 5—Assets Held for Sale or Sold

Assets Sold
In August 2011, we sold our refinery in Wilhelmshaven, Germany, which had been operating as a terminal since the fourth quarter of 2009. The refinery was included in our Refining segment and at the time of disposition had a net carrying value of $211 million, which included $243 million of net properties, plants and equipment (PP&E). A $234 million before-tax loss was recognized from this disposition in 2011.

In October 2011, we sold Seaway Products Pipeline Company to DCP Midstream. The total carrying value of the asset, which was included in our Midstream segment, was $84 million, consisting of $55 million of net PP&E and $29 million of allocated goodwill. The sale resulted in a before-tax gain of $312 million, 50 percent of which was recognized in 2011, while the remaining 50 percent was deferred and will be amortized as an adjustment to equity in earnings. Amortization of this deferred gain began in 2013 following the commencement of operations of the Southern Hills pipeline. Approximately $2 million of the deferred gain was amortized in 2013. See Note 6—Investments, Loans and Long-Term Receivables for information about our investment in Southern Hills.

In December 2011, we sold our ownership interests in Colonial Pipeline Company and Seaway Crude Pipeline Company. The total carrying value of these assets, which were included in our Midstream segment, was $348 million, including $104 million of investment in equity affiliates and $244 million of allocated goodwill. A $1,661 million before-tax gain was recognized from these dispositions in 2011.

In June 2012, we sold our refinery located on the Delaware River in Trainer, Pennsylvania, for $229 million. The refinery and associated terminal and pipeline assets were primarily included in our Refining segment and at the time of the disposition had a net carrying value of $38 million, which included $37 million of net PP&E, $25 million of allocated goodwill and a $53 million asset retirement obligation. A $189 million before-tax gain was recognized from this disposition in 2012.

In November 2012, we sold the Riverhead Terminal located in Riverhead, New York, for $36 million. The terminal and associated assets were included in our Midstream segment and had a net carrying value of $34 million at the time of the disposition, which included $33 million of net PP&E and $1 million of inventory. A $2 million before-tax gain was recognized from this disposition in 2012.

In May 2013, we sold our E-Gas™ Technology business. The business was included in our M&S segment and at the time of disposition had a net carrying value of approximately $13 million, including a goodwill allocation. The $48 million before-tax gain was recognized from this disposition in 2013.

In July 2013, we sold our Immingham Combined Heat and Power Plant (ICHP), which was included in our M&S segment. At the time of the disposition, ICHP had a net carrying value of $762 million, which primarily included $724 million of net PP&E, $110 million of allocated goodwill, and $111 million of deferred tax liabilities. As of December 31, 2013, a before-tax gain of $375 million was deferred due to an indemnity provided to the buyer. A portion of the deferred gain is denominated in a foreign currency; accordingly, the amount of the deferred gain translated into U.S. dollars is subject to change based on currency fluctuations. Absent claims under the indemnity, the deferred gain will be recognized into earnings as our exposure under this indemnity declines.

Gains and losses recognized from asset sales, including sales of investments in unconsolidated entities and controlled assets that meet the definition of a business, are included in the “Net gain on dispositions” line in the consolidated statement of income, unless noted otherwise above.

Assets Held for Sale
On December 30, 2013, we entered into an agreement pursuant to which we will exchange PSPI, a flow improver business, which was included in our M&S segment, for shares of Phillips 66 common stock owned by the other party. We expect PSPI's balance sheet at closing to include approximately $450 million of cash and cash equivalents. The exact number of Phillips 66 shares to be delivered will be determined by reference to the volume weighted average price of Phillips 66 common stock on the closing date. Had the closing occurred on February 14, 2014, approximately 18 million shares would have been exchanged. The reacquired stock will be held as treasury shares. Following customary regulatory review, the transaction is expected to close in the first quarter of 2014. As of December 31, 2013, the net assets of PSPI are classified as held for sale and the results of operations of PSPI are reported as discontinued operations.

The carrying amounts of the major classes of assets and liabilities of PSPI, excluding allocated goodwill of $117 million, at December 31 are below. The 2013 amounts were reclassified to the “Prepaid expenses and other current assets” and “Other accruals” lines of our consolidated balance sheet.

	Millions of Dollars
	2013	2012
Assets
Accounts and notes receivable	$24	23
Inventories	18	18
Total current assets of discontinued operations	42	41
Net properties, plants and equipment	58	42
Intangibles	6	6
Total assets of discontinued operations	$106	89

Liabilities
Accounts payable and other current liabilities	$18	8
Total current liabilities of discontinued operations	18	8
Deferred income taxes	12	7
Total liabilities of discontinued operations	$30	15

Sales and other operating revenues and income from discontinued operations related to PSPI, were as follows:

	Millions of Dollars
	2013	2012	2011

Sales and other operating revenues from discontinued operations	$232	180	167

Income from discontinued operations before-tax	$95	75	65
Income tax expense	34	27	22
Income from discontinued operations	$61	48	43

Note 6—Investments, Loans and Long-Term Receivables
Components of investments, loans and long-term receivables at December 31 were:

	Millions of Dollars
	2013	2012

Equity investments	$11,080	10,291
Long-term receivables	74	132
Other investments	66	48
	$11,220	10,471

Equity Investments
Affiliated companies in which we had a significant equity investment at December 31, 2013, included:

•	WRB Refining LP—50 percent owned business venture with Cenovus Energy Inc. (Cenovus)—owns the Wood River and Borger refineries.

•	DCP Midstream—50 percent owned joint venture with Spectra Energy Corp—owns and operates gas plants, gathering systems, storage facilities and fractionation plants.

•	CPChem—50 percent owned joint venture with Chevron U.S.A. Inc., an indirect wholly-owned subsidiary of Chevron Corporation—manufactures and markets petrochemicals and plastics.

•	Malaysian Refining Company Sdn. Bdh. (MRC)—47 percent owned business venture with Petronas, the Malaysian state oil company—owns the Melaka, Malaysia refinery.

•
Rockies Express Pipeline LLC (REX)—25 percent owned joint venture with Tallgrass Energy Partners L.P. and Sempra Energy Corp.—owns and operates a natural gas pipeline system from Meeker, Colorado to Clarington, Ohio.

•	DCP Sand Hills Pipeline, LLC—33 percent owned joint venture with DCP Midstream and Spectra Energy—owns and operates NGL pipeline systems from the Permian and Eagle Ford basins to Mont Belvieu, Texas.

•	DCP Southern Hills Pipeline, LLC—33 percent owned joint venture with DCP Midstream and Spectra Energy—owns and operates NGL pipeline systems from the Midcontinent region to Mont Belvieu, Texas.
Summarized 100 percent financial information for all equity method investments in affiliated companies, combined, was as follows:

	Millions of Dollars
	2013	2012	2011

Revenues	$59,500	55,401	59,044
Income before income taxes	5,975	6,265	6,083
Net income	5,838	6,122	5,742
Current assets	9,865	9,646	8,752
Noncurrent assets	40,188	37,269	34,329
Current liabilities	7,971	8,319	6,837
Noncurrent liabilities	9,959	9,251	10,279

Our share of income taxes incurred directly by the equity companies is included in equity in earnings of affiliates, and as such is not included in the provision for income taxes in our consolidated financial statements.

At December 31, 2013, retained earnings included $878 million related to the undistributed earnings of affiliated companies. Dividends received from affiliates were $2,752 million, $2,304 million and $2,209 million in 2013, 2012 and 2011, respectively.

WRB
WRB’s operating assets consist of the Wood River and Borger refineries, located in Roxana, Illinois, and Borger, Texas, respectively and we are the operator and managing partner. As a result of our contribution of these two assets to WRB, a basis difference was created because the fair value of the contributed assets recorded by WRB exceeded their historical book value. The difference is primarily amortized and recognized as a benefit evenly over a period of 26 years, which was the estimated remaining useful life of the refineries’ property, plant and equipment at the closing date. In the third quarter of 2013, we increased our ownership interest in WRB to 50 percent by purchasing ConocoPhillips' 0.4 percent interest. At December 31, 2013, the book value of our investment in WRB was $3,475 million, and the basis difference was $3,555 million. Equity earnings in 2013, 2012 and 2011 were increased by $185 million, $180 million and $185 million, respectively, due to amortization of the basis difference. Cenovus is obligated to contribute $7.5 billion, plus accrued interest, to WRB over a 10-year period that began in 2007, of which $2.9 billion remains at December 31, 2013.

DCP Midstream
DCP Midstream owns and operates gas plants, gathering systems, storage facilities and fractionation plants. At December 31, 2013, the book value of our equity method investment in DCP Midstream was $1,335 million. DCP Midstream markets a portion of its NGL to us and CPChem under a supply agreement that continues at the current volume commitment with a primary term ending December 31, 2014. This purchase commitment is on an “if-produced, will-purchase” basis and so has no fixed production schedule, but has had, and is expected over the remaining term of the contract to have, a relatively stable purchase pattern. NGL are purchased under this agreement at various published market index prices, less transportation and fractionation fees.

CPChem
CPChem manufactures and markets petrochemicals and plastics. At December 31, 2013, the book value of our equity method investment in CPChem was $4,241 million. We have multiple supply and purchase agreements in place with CPChem, ranging in initial terms from one to 99 years, with extension options. These agreements cover sales and purchases of refined products, solvents, and petrochemical and NGL feedstocks, as well as fuel oils and gases. Delivery quantities vary by product, and are generally on an “if-produced, will-purchase” basis. All products are purchased and sold under specified pricing formulas based on various published pricing indices.
MRC
MRC’s operating asset is a refinery in Melaka, Malaysia. The refinery operates in merchant mode in which each co-venturer sells crude oil to MRC and purchases the resulting refined product. At December 31, 2013, the book value of our equity method investment in MRC was $419 million. In the fourth quarter of 2012, we recorded a before-tax impairment of $564 million. See Note 9—Impairments, for additional information.

REX
REX owns a natural gas pipeline that runs from Meeker, Colorado to Clarington, Ohio, which became fully operational in November 2009. Long-term, binding firm commitments have been secured for virtually all of the pipeline’s capacity through 2019. At December 31, 2013, the book value of our equity method investment in REX was $250 million. During 2012, we recorded before-tax impairments totaling $480 million on this investment. See Note 9—Impairments, for additional information.

Sand Hills Pipeline
In the fourth quarter of 2012, we invested $234 million to acquire from DCP Midstream a one-third ownership in DCP Sand Hills Pipeline, LLC. In December 2012, the first phase of the Sand Hills pipeline, which extends from Eagle Ford into Mont Belvieu, Texas, was placed in service. The second phase of the project, with deliveries from the Permian Basin, was completed on schedule in the second quarter of 2013. At December 31, 2013, the book value of our equity investment in DCP Sand Hills Pipeline was $392 million.

Southern Hills Pipeline
In the fourth quarter of 2012, we invested $225 million to acquire from DCP Midstream a one-third ownership in DCP Southern Hills Pipeline, LLC. The Southern Hills pipeline, which is a reconfiguration of the former Seaway refined products line into an NGL pipeline, was completed on schedule in the second quarter of 2013 with service from the Midcontinent region to Mont Belvieu, Texas. In 2011, we sold our interest in Seaway Products Pipeline Company to DCP Midstream. The deferred gain on the sale of $156 million began amortizing in 2013 following the commencement of operations of the Southern Hills pipeline. At December 31, 2013, the book value of our investment in DCP Southern Hills was $157 million, and the basis difference was $161 million. Equity earnings in 2013 were increased by $2 million due to amortization of the basis difference.

Other
MSLP owns a delayed coker and related facilities at the Sweeny Refinery. MSLP processes long residue, which is produced from heavy sour crude oil, for a processing fee. Fuel-grade petroleum coke is produced as a by-product and becomes the property of MSLP. Prior to August 28, 2009, MSLP was owned 50/50 by ConocoPhillips and PDVSA. Under the agreements that govern the relationships between the partners, certain defaults by PDVSA with respect to supply of crude oil to the Sweeny Refinery triggered the right to acquire PDVSA’s 50 percent ownership interest in MSLP, which was exercised on August 28, 2009. PDVSA has initiated arbitration with the International Chamber of Commerce challenging the exercise of the call right and claiming it was invalid. The arbitral tribunal held hearings on the merits of the dispute in December 2012, and post-hearing briefs were exchanged in March 2013. A decision from the arbitral tribunal is expected in the first quarter of 2014.  Following the Separation, Phillips 66 generally indemnifies ConocoPhillips for liabilities, if any, arising out of the exercise of the call right or otherwise with respect to the joint venture or the refinery. We continue to use the equity method of accounting for our investment in MSLP.

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
In 2012, we entered into a market-based shareholder financing agreement for up to $100 million with the MRC. In the third quarter of 2013, MRC drew $65 million in funds and repaid the advance in December 2013. At December 31, 2013 and 2012, the balance on the facility was $0 and $100 million, respectively. Advances are recorded as a short-term related party advance with interest income recorded in equity earnings to offset the corresponding interest expense by MRC.

Note 7—Properties, Plants and Equipment

Our investment in PP&E is recorded at cost. Investments in refining manufacturing facilities are generally depreciated on a straight-line basis over a 25-year life, and pipeline assets over a 45-year life. The company’s investment in PP&E, with the associated accumulated depreciation and amortization (Accum. D&A), at December 31 was:

	Millions of Dollars
	2013			2012
	Gross PP&E	Accum. D&A	Net PP&E	Gross PP&E	Accum. D&A	Net PP&E

Midstream	$2,792	1,104	1,688	2,460	1,016	1,444
Chemicals	—	—	—	—	—	—
Refining	19,264	6,718	12,546	17,989	5,913	12,076
Marketing and Specialties	1,395	749	646	2,437	1,057	1,380
Corporate and Other	975	457	518	880	415	465
Discontinued Operations*	—	—	—	63	21	42
	$24,426	9,028	15,398	23,829	8,422	15,407
* At December 31, 2013, net PP&E of $58 million associated with discontinued operations was classified as current assets.

Note 8—Goodwill and Intangibles

Goodwill
Effective January 1, 2013, we realigned our operating segments and determined that goodwill (which, prior to the realignment, had been assigned fully to our former R&M segment) should now be assigned to three of the realigned operating segments—Midstream, Refining and M&S. We further determined that, for the Midstream segment, Transportation constituted a reporting unit. For the Refining and M&S segments, we determined the goodwill reporting unit was at the operating segment level, due to the economic similarities of the components of those segments. Goodwill was reassigned to the realigned units using a relative fair value approach. See Note 5—Assets Held for Sale or Sold for information on goodwill allocated to assets held for sale or sold.

The carrying amount of goodwill was as follows:

	Millions of Dollars
	Midstream	Refining	Marketing and Specialties	Total

Balance at January 1, 2012	$518	1,922	892	3,332
Goodwill allocated to assets sold	—	(25)	—	(25)
Tax and other adjustments	—	37	—	37
Balance at December 31, 2012	518	1,934	892	3,344
Tax and other adjustments	—	(15)	—	(15)
Goodwill allocated to assets held-for-sale or sold	—	—	(233)	(233)
Balance at December 31, 2013	$518	1,919	659	3,096
Intangible Assets
Information at December 31 on the carrying value of intangible assets follows:

	Millions of Dollars
	Gross Carrying Amount
	2013	2012
Indefinite-Lived Intangible Assets
Trade names and trademarks	$494	494
Refinery air and operating permits	200	207
	$694	701

At year-end 2013, our amortized intangible asset balance was $4 million, compared with $23 million at year-end 2012. Amortization expense was not material for 2013 and 2012, and is not expected to be material in future years.

Note 9—Impairments

During 2013, 2012 and 2011, we recognized the following before-tax impairment charges:

	Millions of Dollars
	2013	2012	2011

Midstream	$1	524	6
Refining	3	608	465
Marketing and Specialties	16	1	1
Corporate and Other	9	25	—
	$29	1,158	472

2013
We recorded impairments of $16 million in our M&S segment, primarily related to PP&E associated with our planned exit from the composite graphite business.

2012
We have a 47 percent interest in MRC, which is included in our Refining segment. Due to significantly lower estimated future refining margins in this region, driven primarily by assumed increases in future crude oil pricing over the long term, we determined that the fair value of our investment in MRC was lower than our carrying value, and that this loss in value was other than temporary. Accordingly, we recorded a $564 million impairment of our investment in MRC.

We have a 25 percent interest in REX, which is included in our Midstream segment. During 2012, marketing activities by a co-venturer that resulted in them recording an impairment charge and then subsequently selling their interest at an amount below our adjusted carrying value were determined to be indicators of impairment. After identifying these impairment indicators, we performed our own assessment of the fair value of our investment in REX. Based on these assessments, we concluded our investment in REX was impaired, and the decline in fair value was other than temporary. Accordingly, we recorded impairment charges totaling $480 million to write down the carrying amount of our investment in REX to fair value.

We recorded an impairment of $43 million on the Riverhead Terminal in our Midstream segment and a held-for-sale impairment of $42 million in our Refining segment related to equipment formerly associated with the canceled Wilhelmshaven Refinery upgrade project. See Note 5—Assets Held for Sale or Sold, for additional information. In addition, we recorded an impairment of $25 million on a corporate property.

2011
We recorded a $467 million impairment of our refinery and associated pipelines and terminals in Trainer, Pennsylvania. The impairment charge primarily related to the assets included in our Refining segment. In June 2012, we sold the Trainer Refinery and associated pipeline and terminal assets.

Note 10—Asset Retirement Obligations and Accrued Environmental Costs

Asset retirement obligations and accrued environmental costs at December 31 were:

	Millions of Dollars
	2013	2012

Asset retirement obligations	$309	314
Accrued environmental costs	492	530
Total asset retirement obligations and accrued environmental costs	801	844
Asset retirement obligations and accrued environmental costs due within one year*	(101)	(104)
Long-term asset retirement obligations and accrued environmental costs	$700	740
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

During 2013 and 2012, our overall asset retirement obligation changed as follows:

	Millions of Dollars
	2013	2012

Balance at January 1	$314	378
Accretion of discount	11	13
New obligations	3	3
Changes in estimates of existing obligations	12	(14)
Spending on existing obligations	(13)	(16)
Property dispositions	(20)	(53)
Foreign currency translation	2	3
Balance at December 31	$309	314

Accrued Environmental Costs
Total accrued environmental costs at December 31, 2013 and 2012, were $492 million and $530 million, respectively. The 2013 decrease in total accrued environmental costs is due to payments and settlements during the year exceeding new accruals, accrual adjustments and accretion.

We had accrued environmental costs at December 31, 2013 and 2012, of $255 million and $271 million, respectively, primarily related to cleanup at domestic refineries and underground storage tanks at U.S. service stations; $184 million and $203 million, respectively, associated with nonoperator sites; and $53 million and $56 million, respectively, where the company has been named a potentially responsible party under the Federal Comprehensive Environmental Response, Compensation and Liability Act, or similar state laws. Accrued environmental liabilities are expected to be paid over periods extending up to 30 years. Because a large portion of the accrued environmental costs were acquired in various business combinations, they are discounted obligations. Expected expenditures for acquired environmental obligations are discounted using a weighted-average 5 percent discount factor, resulting in an accrued balance for acquired environmental liabilities of $258 million at December 31, 2013. The expected future undiscounted payments related to the portion of the accrued environmental costs that have been discounted are: $25 million in 2014, $29 million in 2015, $28 million in 2016, $28 million in 2017, $26 million in 2018, and $183 million for all future years after 2018.

Note 11—Earnings Per Share

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

	2013		2012		2011
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Amounts attributed to Phillips 66 Common Stockholders (millions):
Income from continuing operations attributable to Phillips 66	$3,665	3,665	4,076	4,076	4,732	4,732
Income allocated to participating securities	(5)	—	(2)	—	—	—
Income from continuing operations available to common stockholders	3,660	3,665	4,074	4,076	4,732	4,732
Discontinued operations	61	61	48	48	43	43
Net income available to common stockholders	$3,721	3,726	4,122	4,124	4,775	4,775

Weighted-average common shares outstanding (thousands):	612,918	612,918	628,835	628,835	627,628	627,628
Dilutive effect of stock-based compensation	—	6,071	—	7,929	—	7,017
Weighted-average common shares outstanding	612,918	618,989	628,835	636,764	627,628	634,645

Earnings Per Share of Common Stock (dollars):
Income from continuing operations attributable to Phillips 66	$5.97	5.92	6.47	6.40	7.54	7.45
Discontinued operations	0.10	0.10	0.08	0.08	0.07	0.07
Earnings Per Share	$6.07	6.02	6.55	6.48	7.61	7.52

Note 12—Debt

Long-term debt at December 31 was:

	Millions of Dollars
	2013	2012

1.95% Senior Notes due 2015	$800	800
2.95% Senior Notes due 2017	1,500	1,500
4.30% Senior Notes due 2022	2,000	2,000
5.875% Senior Notes due 2042	1,500	1,500
Industrial Development Bonds due 2018 through 2021 at 0.05%-0.07% at year-end 2013 and 0.09%–0.23% at year-end 2012	50	50
Term loan due 2014 through 2015 at 1.465% at year-end 2012	—	1,000
Note payable to Merey Sweeny, L.P. due 2020 at 7% (related party)	110	122
Other	1	1
Debt at face value	5,961	6,973
Capitalized leases	199	6
Net unamortized premiums and discounts	(5)	(5)
Total debt	6,155	6,974
Short-term debt	(24)	(13)
Long-term debt	$6,131	6,961

Maturities of long-term borrowings, inclusive of net unamortized premiums and discounts, in 2014 through 2018 are: $24 million, $823 million, $23 million, $1,525 million and $37 million, respectively.

We had no material scheduled debt maturities in 2013; however, in 2013, we prepaid the $1 billion outstanding balance on our term loan. During 2013, we entered into a capital lease which resulted in $189 million of debt being included on the balance sheet at December 31, 2013. For additional information on our capital leases, see Note 18—Leases.

Credit Facilities
During the second quarter of 2013, we amended our revolving credit agreement by entering into the First Amendment to Credit Agreement (Amendment). The Amendment increased the borrowing capacity from $4.0 billion to $4.5 billion, extended the maturity from February 2017 to June 2018, reduced the margin applied to interest and fees accruing on and after the Amendment effective date, and made certain amendments with respect to Phillips 66 Partners LP. No amount has been drawn under this facility. However, as of December 31, 2013, $51 million in letters of credit had been issued that were supported by this facility.

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

Borrowings under the credit agreement will incur interest at the London Interbank Offered Rate (LIBOR) plus a margin based on the credit rating of our senior unsecured long-term debt as determined from time to time by Standard & Poor's Ratings Services and Moody's Investors Service. The revolving credit agreement also provides for customary fees, including administrative agent fees and commitment fees.

On June 7, 2013, Phillips 66 Partners entered into a senior unsecured $250 million revolving credit agreement (Revolver) with a syndicate of financial institutions, which became effective upon its initial public offering of common units on July 26, 2013. Phillips 66 Partners has the option to increase the overall capacity of the Revolver by up to an additional $250 million, subject to certain conditions. The Revolver has an initial term of five years. As of December 31, 2013, no amount had been drawn under this facility.

Trade Receivables Securitization Facility
During the second quarter of 2013, we amended our trade receivables securitization facility by entering into the First Amendment to Receivables Purchase Agreement (Securitization Amendment). The Securitization Amendment decreased the borrowing capacity from $1.2 billion to $696 million and made certain amendments with respect to Phillips 66 Partners. As of December 31, 2013, no amount had been drawn under the facility, but $26 million in letters of credit had been issued that were collateralized by trade receivables held by the subsidiary under this facility.

Note 13—Guarantees

At December 31, 2013, we were liable for certain contingent obligations under various contractual arrangements as described below. We recognize a liability, at inception, for the fair value of our obligation as a guarantor for newly issued or modified guarantees. Unless the carrying amount of the liability is noted below, we have not recognized a liability either because the guarantees were issued prior to December 31, 2002, or because the fair value of the obligation is immaterial. In addition, unless otherwise stated we are not currently performing with any significance under the guarantee and expect future performance to be either immaterial or have only a remote chance of occurrence.

Guarantees of Joint Venture Debt
In April 2012, in connection with the Separation, we issued a guarantee for 100 percent of the 8.85% senior notes issued by MSLP in July 1999. At December 31, 2013, the maximum potential amount of future payments to third parties under the guarantee is estimated to be $214 million, which could become payable if MSLP fails to meet its obligations under the senior notes agreement. The senior notes mature in 2019.

At December 31, 2013, we had other guarantees outstanding for our portion of certain joint venture debt obligations, which have terms of up to 12 years. The maximum potential amount of future payments under the guarantees is approximately $103 million. Payment would be required if a joint venture defaults on its debt obligations.

Other Guarantees
We have residual value guarantees associated with leases with maximum future potential payments totaling approximately $228 million. We have other guarantees with maximum future potential payment amounts totaling $305 million, which consist primarily of guarantees to fund the short-term cash liquidity deficits of certain joint ventures, guarantees of third parties related to prior asset dispositions, and guarantees of the lease payment obligations of a joint venture. These guarantees generally extend up to 11 years or life of the venture.

Indemnifications
Over the years, we have entered into various agreements to sell ownership interests in certain corporations, joint ventures and assets that gave rise to qualifying indemnifications. Agreements associated with these sales include indemnifications for taxes, litigation, environmental liabilities, permits and licenses, supply arrangements, and employee claims, and real estate indemnity against tenant defaults. The terms of these indemnifications vary greatly. The majority of these indemnifications are related to environmental issues, the term is generally indefinite, and the maximum amount of future payments is generally unlimited. The carrying amount recorded for indemnifications at December 31, 2013, was $246 million. We amortize the indemnification liability over the relevant time period, if one exists, based on the facts and circumstances surrounding each type of indemnity. In cases where the indemnification term is indefinite, we will reverse the liability when we have information the liability is essentially relieved or amortize the liability over an appropriate time period as the fair value of our indemnification exposure declines. Although it is reasonably possible future payments may exceed amounts recorded, due to the nature of the indemnifications, it is not possible to make a reasonable estimate of the maximum potential amount of future payments. Included in the recorded carrying amount were $112 million of environmental accruals for known contamination that are included in asset retirement obligations and accrued environmental costs at December 31, 2013. For additional information about environmental liabilities, see Note 14—Contingencies and Commitments.

Indemnification and Release Agreement
In conjunction with, and effective as of, the Separation, we entered into the Indemnification and Release Agreement with ConocoPhillips. This agreement governs the treatment between ConocoPhillips and us of matters relating to indemnification, insurance, litigation responsibility and management, and litigation document sharing and cooperation arising in connection with the Separation. Generally, the agreement provides for cross-indemnities principally designed to place financial responsibility for the obligations and liabilities of our business with us and financial responsibility for the obligations and liabilities of ConocoPhillips' business with ConocoPhillips. The agreement also establishes procedures for handling claims subject to indemnification and related matters.

Note 14—Contingencies and Commitments

A number of lawsuits involving a variety of claims have been made against us in connection with matters that arise in the ordinary course of business. We also may be required to remove or mitigate the effects on the environment of the placement, storage, disposal or release of certain chemical, mineral and petroleum substances at various active and inactive sites. We regularly assess the need for accounting recognition or disclosure of these contingencies. In the case of all known contingencies (other than those related to income taxes), we accrue a liability when the loss is probable and the amount is reasonably estimable. If a range of amounts can be reasonably estimated and no amount within the range is a better estimate than any other amount, then the minimum of the range is accrued. We do not reduce these liabilities for potential insurance or third-party recoveries. If applicable, we record receivables for probable insurance or other third-party recoveries. In the case of income-tax-related contingencies, we use a cumulative probability-weighted loss accrual in cases where sustaining a tax position is less than certain. See Note 20—Income Taxes, for additional information about income-tax-related contingencies.

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

We are currently participating in environmental assessments and cleanups at numerous federal Superfund and comparable state sites. After an assessment of environmental exposures for cleanup and other costs, we make accruals on an undiscounted basis (except those acquired in a purchase business combination, which we record on a discounted basis) for planned investigation and remediation activities for sites where it is probable future costs will be incurred and these costs can be reasonably estimated. We have not reduced these accruals for possible insurance recoveries. In the future, we may be involved in additional environmental assessments, cleanups and proceedings. See Note 10—Asset Retirement Obligations and Accrued Environmental Costs, for a summary of our accrued environmental liabilities.

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

At December 31, 2013, we had performance obligations secured by letters of credit of $822 million (of which $26 million was issued under the trade receivables securitization facility, $51 million was issued under the provisions of our revolving credit facility, and the remainder was issued as direct bank letters of credit) related to various purchase and other commitments incident to the ordinary conduct of business.

Long-Term Throughput Agreements and Take-or-Pay Agreements
We have certain throughput agreements and take-or-pay agreements in support of financing arrangements. The agreements typically provide for crude oil transportation to be used in the ordinary course of our business. The aggregate amounts of estimated payments under these various agreements are: 2014—$338 million; 2015—$338 million; 2016—$338 million; 2017—$338 million; 2018—$338 million; and 2019 and after—$4,063 million. Total payments under the agreements were $342 million in 2013, $358 million in 2012 and $300 million in 2011.
Note 15—Derivatives and Financial Instruments

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

Purchase and sales contracts with fixed minimum notional volumes for commodities that are readily convertible to cash (e.g., crude oil and gasoline) are recorded on the balance sheet as derivatives unless the contracts are eligible for, and we elect, the normal purchases and normal sales exception (i.e., contracts to purchase or sell quantities we expect to use or sell over a reasonable period in the normal course of business). We generally apply this normal purchases and normal sales exception to eligible crude oil, refined product, natural gas and power commodity purchase and sales contracts; however, we may elect not to apply this exception (e.g., when another derivative instrument will be used to mitigate the risk of the purchase or sales contract but hedge accounting will not be applied, in which case both the purchase or sales contract and the derivative contract mitigating the resulting risk will be recorded on the balance sheet at fair value). Our derivative instruments are held at fair value on our consolidated balance sheet. For further information on the fair value of derivatives, see Note 16—Fair Value Measurements.

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

The following table indicates the balance sheet line items that include the fair values of commodity derivative assets and liabilities presented net (i.e., commodity derivative assets and liabilities with the same counterparty are netted where the right of setoff exists); however, the balances in the following table are presented gross. For information on the impact of counterparty netting and collateral netting, see Note 16—Fair Value Measurements.

	Millions of Dollars
	2013	2012
Assets
Accounts and notes receivable	$2	—
Prepaid expenses and other current assets	592	767
Other assets	2	3
Liabilities
Other accruals	633	766
Other liabilities and deferred credits	1	3
Hedge accounting has not been used for any item in the table.

The gains (losses) from commodity derivatives incurred, and the line items where they appear on our consolidated statement of income were:

	Millions of Dollars
	2013	2012	2011

Sales and other operating revenues	$17	3	(620)
Equity in earnings of affiliates	(19)	6	—
Other income	3	39	12
Purchased crude oil and products	95	32	162
Hedge accounting has not been used for any item in the table.

The following table summarizes our material net exposures resulting from outstanding commodity derivative contracts. These financial and physical derivative contracts are primarily used to manage price exposure on our underlying operations. The underlying exposures may be from non-derivative positions such as inventory volumes. Financial derivative contracts may also offset physical derivative contracts, such as forward sales contracts. As of each of

December 31, 2013, and December 31, 2012, the percentage of our derivative contract volume expiring within the next 12 months was over 99 percent for both periods.

	Open Position Long / (Short)
	2013	2012
Commodity
Crude oil, refined products and NGL (millions of barrels)	(9)	(8)

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

The aggregate fair values of all derivative instruments with such credit-risk-related contingent features that were in a liability position were not material at December 31, 2013, or at December 31, 2012.

Note 16—Fair Value Measurements

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

We classify the fair value of an asset or liability based on the lowest level of input significant to its measurement; however, the fair value of an asset or liability initially reported as Level 3 will be subsequently reported as Level 2 if the unobservable inputs become inconsequential to its measurement or corroborating market data becomes available. Conversely, an asset or liability initially reported as Level 2 will be subsequently reported as Level 3 if corroborating market data becomes unavailable. We made no material transfers in or out of Level 1 during the twelve-month periods ended December 31, 2013 and 2012.

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

The carrying values and fair values by hierarchy of our material financial instruments, either carried or disclosed at fair value, and derivative assets and liabilities, including any effects of master netting agreements or collateral, were:

	Millions of Dollars
	December 31, 2013
	Fair Value Hierarchy			Total Fair Value of Gross Assets & Liabilities	Effect of Counterparty Netting	Effect of Collateral Netting	Difference in Carrying Value and Fair Value	Net Carrying Value Presented on the Balance Sheet	Cash Collateral Received or Paid, Not Offset on Balance Sheet
	Level 1	Level 2	Level 3
Commodity Derivative Assets
Exchange-cleared instruments	$227	332	—	559	(538)	—	—	21	—
OTC instruments	—	10	—	10	(8)	—	—	2	—
Physical forward contracts*	—	25	2	27	—	—	—	27	—
Rabbi trust assets	64	—	—	64	N/A	N/A	—	64	N/A
	$291	367	2	660	(546)	—	—	114

Commodity Derivative Liabilities
Exchange-cleared instruments	$253	326	—	579	(538)	(41)	—	—	—
OTC instruments	—	11	—	11	(8)	—	—	3	—
Physical forward contracts*	—	43	1	44	—	—	—	44	—
Floating-rate debt	50	—	—	50	N/A	N/A	—	50	N/A
Fixed-rate debt, excluding capital leases**	—	6,168	—	6,168	N/A	N/A	(262)	5,906	N/A
	$303	6,548	1	6,852	(546)	(41)	(262)	6,003
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

Nonrecurring Fair Value Remeasurements
The following table shows the values of assets, by major category, measured at fair value on a nonrecurring basis in periods subsequent to their initial recognition during the years ended December 31, 2013 and 2012:

	Millions of Dollars
		Fair Value Measurements Using
	Fair Value*	Level 1 Inputs	Level 3 Inputs	Before- Tax Loss
Year Ended December 31, 2013
Net properties, plants and equipment (held for use)	$22	22	—	27

Year Ended December 31, 2012
Net properties, plants and equipment (held for use)	$84	84	—	68
Net properties, plants and equipment (held for sale)	32	32	—	42
Equity method investment	781	—	781	1,044
*Represents the fair value at the time of the impairment.

During 2013, net PP&E held for use related to our composite graphite business in our M&S segment, with a carrying amount of $18 million, was written down to its fair value, resulting in a before-tax loss of $18 million. Fair value was based on an internal assessment of expected discounted future cash flows. During this same period, Corporate net PP&E with a carrying amount of $31 million was written down to its fair value of $22 million, resulting in a before-tax loss of $9 million. The fair value was primarily determined by a third-party valuation.

During 2012, net PP&E held for use related to a terminal and storage facility in our Midstream segment, with a carrying amount of $76 million, was written down to its fair value of $33 million, resulting in a before-tax loss of $43 million. In addition, net PP&E held for sale by our Refining segment related to equipment formerly associated with a canceled refinery upgrade project, with a carrying amount of $74 million, was written down to its fair value of $32 million, resulting in a before-tax loss of $42 million. The fair values in each case were primarily determined by negotiated selling prices with third parties. In addition, corporate property with a carrying amount of $76 million was written down to its fair value of $51 million, resulting in a before-tax loss of $25 million. The fair value was based on third-party valuations.

Also, during 2012, certain equity method investments were determined to have fair values below their carrying amount, and the declines in fair value were considered to be other than temporary. This included an investment in our Refining segment with a book value of $1,062 million, which was written down to its fair value of $498 million, resulting in a before-tax loss of $564 million. In addition, our investment in a natural gas transmission pipeline, included in our Midstream segment, was written down to a fair value of $283 million, resulting in a before-tax loss of $480 million. The fair values were principally determined by the application of an internal discounted cash flow model using estimates of future production, prices, costs and a discount rate believed to be consistent with those used by principal market participants.

Note 17—Equity

Preferred Stock
We have 500 million shares of preferred stock authorized, with a par value of $0.01 per share. No shares of preferred stock were outstanding as of December 31, 2013 or 2012.

Treasury Stock
During 2012, our Board of Directors authorized the repurchase of up to $2 billion of our outstanding common stock. In October 2013, we completed our initial $2 billion share repurchase program. During 2013, our Board of Directors authorized additional share repurchases of $1 billion and $2 billion on July 30 and December 6, respectively. The share repurchases are expected to be funded primarily through available cash. The shares will be repurchased from time to time in the open market at the company’s discretion, subject to market conditions and other factors, and in accordance with applicable regulatory requirements and the Tax Sharing Agreement entered into in connection with the Separation. We are not obligated to acquire any particular amount of common stock and may commence, suspend or discontinue purchases at any time or from time to time without prior notice. Since our share repurchase programs began, share repurchases totaled 44,106,380 shares at a cost of $2.6 billion through December 31, 2013. Shares of stock repurchased are held as treasury shares.

Common Stock Dividends
On February 7, 2014, our Board of Directors declared a quarterly cash dividend of $0.39 per common share, payable March 3, 2014, to holders of record at the close of business on February 18, 2014.

Note 18—Leases

We lease ocean transport vessels, tugboats, barges, pipelines, railcars, service station sites, computers, office buildings, corporate aircraft, land and other facilities and equipment. Certain leases include escalation clauses for adjusting rental payments to reflect changes in price indices, as well as renewal options and/or options to purchase the leased property. There are no significant restrictions imposed on us by the leasing agreements with regard to dividends, asset dispositions or borrowing ability. Our capital lease obligations relate primarily to the lease of an oil terminal in the United Kingdom. The lease obligation is subject to foreign currency translation adjustments each reporting period. The total net PP&E recorded for capital leases was $206 million and $17 million at December 31, 2013 and 2012, respectively.

Future minimum lease payments as of December 31, 2013, for capital lease obligations and operating lease obligations having initial or remaining payments due under noncancelable leases were:

	Millions of Dollars
	Capital Lease Obligations	Operating Lease Obligations

2014	$19	522
2015	15	437
2016	14	289
2017	16	245
2018	13	197
Remaining years	196	355
Total	273	2,045
Less: income from subleases*	—	112
Net minimum lease payments	$273	1,933
Less: amount representing interest	74
Capital lease obligations	$199
*Includes $37 million related to subleases to related parties.

Operating lease rental expense for the years ended December 31 was:

	Millions of Dollars
	2013	2012	2011

Minimum rentals	$572	554	576
Contingent rentals	7	8	5
Less: sublease rental income	133	93	97
	$446	469	484

Note 19—Employee Benefit Plans

Shared Pension and Postretirement Plans
Prior to the Separation, certain of our U.S. and U.K. employees participated in defined benefit pension plans and postretirement benefit plans (Shared Plans) sponsored by ConocoPhillips, which included participants of other ConocoPhillips subsidiaries. Prior to the Separation, we accounted for such Shared Plans as multiemployer benefit plans. Accordingly, we did not record an asset or liability to recognize the funded status of the Shared Plans on our consolidated balance sheet until the Separation. At the Separation, the assets and liabilities of these Shared Plans, which were allocable to Phillips 66 employees, were transferred to Phillips 66. Plan assets of $2,056 million, benefit obligations of $3,060 million and $869 million of accumulated other comprehensive loss ($540 million, net of tax) were recorded in 2012 for the plans transferred to us.

Pension and Postretirement Plans
The following table provides a reconciliation of the projected benefit obligations and plan assets for our pension plans and accumulated benefit obligations for our other postretirement benefit plans:

	Millions of Dollars
	Pension Benefits				Other Benefits
	2013		2012		2013	2012
	U.S.	Int'l.	U.S.	Int'l.
Change in Benefit Obligation
Benefit obligation at January 1	$2,624	757	—	237	191	—
Service cost	125	36	82	22	8	4
Interest cost	91	31	65	25	7	5
Plan participant contributions	—	4	—	2	—	—
Plan amendments	—	—	—	—	—	(18)
Actuarial loss (gain)	(194)	1	90	83	(14)	2
Benefits paid	(173)	(15)	(78)	(12)	(3)	(1)
Liabilities assumed from Separation	—	—	2,465	396	—	199
Foreign currency exchange rate change	—	26	—	4	—	—
Benefit obligation at December 31*	$2,473	840	2,624	757	189	191
*Accumulated benefit obligation portion of above at December 31:	$2,151	627	2,265	563

Change in Fair Value of Plan Assets
Fair value of plan assets at January 1	$1,762	527	—	120	—	—
Actual return on plan assets	283	60	91	35	—	—
Company contributions	136	50	37	36	3	1
Plan participant contributions	—	4	—	2	—	—
Benefits paid	(173)	(15)	(78)	(12)	(3)	(1)
Assets received from Separation	—	—	1,712	344	—	—
Foreign currency exchange rate change	—	19	—	2	—	—
Fair value of plan assets at December 31	$2,008	645	1,762	527	—	—

Funded Status at December 31	$(465)	(195)	(862)	(230)	(189)	(191)

Amounts recognized in the consolidated balance sheet for our pension and other postretirement benefit plans at December 31, 2013 and 2012, include:

	Millions of Dollars
	Pension Benefits				Other Benefits
	2013		2012		2013	2012
	U.S.	Int'l.	U.S.	Int'l.
Amounts Recognized in the Consolidated Balance Sheet at December 31
Noncurrent assets	$—	2	—	—	—	—
Current liabilities	(8)	—	(8)	—	(3)	(3)
Noncurrent liabilities	(457)	(197)	(854)	(230)	(186)	(188)
Total recognized	$(465)	(195)	(862)	(230)	(189)	(191)

Included in accumulated other comprehensive income at December 31 were the following before-tax amounts that had not been recognized in net periodic benefit cost:

	Millions of Dollars
	Pension Benefits				Other Benefits
	2013		2012		2013	2012
	U.S.	Int'l.	U.S.	Int'l.

Unrecognized net actuarial loss (gain)	$399	120	839	161	(18)	(4)
Unrecognized prior service cost (credit)	12	(11)	15	(12)	(13)	(15)

	Millions of Dollars
	Pension Benefits				Other Benefits
	2013		2012		2013	2012
	U.S.	Int'l.	U.S.	Int'l.
Sources of Change in Other Comprehensive Income
Net gain (loss) arising during the period	$356	25	(78)	(72)	14	(2)
Amortization of (gain) loss included in income	84	16	49	7	—	(1)
Net change during the period	$440	41	(29)	(65)	14	(3)

Prior service credit arising during the period	$—	—	—	—	—	18
Amortization of prior service cost (credit) included in income	3	(1)	2	(1)	(2)	—
Net change during the period	$3	(1)	2	(1)	(2)	18

For our tax-qualified pension plans with projected benefit obligations in excess of plan assets, the projected benefit obligation, the accumulated benefit obligation, and the fair value of plan assets were $2,757 million, $2,407 million, and $2,177 million, respectively, at December 31, 2013, and $3,308 million, $2,777 million, and $2,289 million, respectively, at December 31, 2012. For our unfunded nonqualified key employee supplemental pension plans, the projected benefit obligation and the accumulated benefit obligation were $82 million and $58 million, respectively, at December 31, 2013, and $73 million and $51 million, respectively, at December 31, 2012.

The allocated benefit cost from Shared Plans, as well as the components of net periodic benefit cost associated with plans sponsored by us, for 2013, 2012 and 2011 is shown in the table below:

	Millions of Dollars
	Pension Benefits						Other Benefits
	2013		2012		2011		2013	2012	2011
	U.S.	Int'l.	U.S.	Int'l.	U.S.	Int'l.
Components of Net Periodic Benefit Cost
Service cost	$125	36	82	22	—	5	8	4	—
Interest cost	91	31	65	25	—	13	7	5	—
Expected return on plan assets	(120)	(29)	(81)	(21)	—	(8)	—	—	—
Amortization of prior service cost (credit)	3	(1)	2	(1)	—	—	(2)	—	—
Recognized net actuarial loss (gain)	84	16	49	7	—	3	—	(1)	—
Subtotal net periodic benefit cost	183	53	117	32	—	13	13	8	—
Allocated benefit cost from ConocoPhillips	—	—	71	13	199	39	—	7	19
Total net periodic benefit cost	$183	53	188	45	199	52	13	15	19

In determining net periodic benefit cost, we amortize prior service costs on a straight-line basis over the average remaining service period of employees expected to receive benefits under the plan. For net actuarial gains and losses, we amortize 10 percent of the unamortized balance each year. The amount subject to amortization is determined on a plan-by-plan basis. Amounts included in accumulated other comprehensive income at December 31, 2013, that are expected to be amortized into net periodic benefit cost during 2014 are provided below:

	Millions of Dollars
	Pension Benefits		Other Benefits
	U.S.	Int'l.

Unrecognized net actuarial loss (gain)	$40	12	(2)
Unrecognized prior service cost (credit)	3	(2)	(1)

The following weighted-average assumptions were used to determine benefit obligations and net periodic benefit costs for years ended December 31:

	Pension Benefits				Other Benefits
	2013		2012		2013	2012
	U.S.	Int'l.	U.S.	Int'l.
Assumptions Used to Determine Benefit Obligations:
Discount rate	4.55%	4.30	3.60	4.20	4.40	3.70
Rate of compensation increase	4.00	3.90	3.85	3.60	—	—

Assumptions Used to Determine Net Periodic Benefit Cost:
Discount rate	3.60%	4.20	4.20	5.10	3.70	4.20
Expected return on plan assets	7.00	5.50	7.00	5.80	—	—
Rate of compensation increase	3.85	3.60	3.75	3.60	—	—

For both U.S. and international pension plans, the overall expected long-term rate of return is developed from the expected future return of each asset class, weighted by the expected allocation of pension assets to that asset class. We rely on a variety of independent market forecasts in developing the expected rate of return for each class of assets.

Our other postretirement benefit plans for health insurance are contributory. Effective December 31, 2012, we terminated the subsidy for retiree medical. On or after January 1, 2013, eligible employees are able to utilize notional amounts credited to an account during their period of service with the company to pay all, or a portion, of their cost to participate in postretirement health insurance through the company. In general, employees hired after December 31, 2012, will not receive credits to an account, but will have unsubsidized access to health insurance through the plan. The cost of health insurance will be adjusted annually by the company's actuary to reflect actual experience and expected health care cost trends. The measurement of the accumulated benefit obligation assumes a health care cost trend rate of 7.25 percent in 2014 that declines to 5.00 percent by 2023. A one percentage-point change in the assumed health care cost trend rate would be immaterial to Phillips 66.

Plan Assets
The investment strategy for managing pension plan assets is to seek a reasonable rate of return relative to an appropriate level of risk and provide adequate liquidity for benefit payments and portfolio management. We follow a policy of broadly diversifying pension plan assets across asset classes, investment managers, and individual holdings. As a result, our plan assets have no significant concentrations of credit risk. Asset classes that are considered appropriate include equities, fixed income, cash, real estate and insurance contracts. Plan fiduciaries may consider and add other asset classes to the investment program from time to time. The target allocations for plan assets are approximately 62 percent equity securities, 37 percent debt securities and 1 percent in all other types of investments. Generally, the investments in the plans are publicly traded, therefore, minimizing the liquidity risk in the portfolio.

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

•
Fair values of exchange-traded derivatives classified in Level 1 are based on quoted market prices. For other derivatives classified in Level 2, the fair values are generally calculated from pricing models with market input parameters from third-party sources.

•	Fair values of insurance contracts are valued at the present value of the future benefit payments owed by the insurance company to the plans' participants.

•	Fair values of real estate investments are valued using real estate valuation techniques and other methods that include reference to third-party sources and sales comparables where available.

The fair values of our pension plan assets at December 31, by asset class, were as follows:

	Millions of Dollars
	U.S.				International
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
2013
Equity Securities
U.S.	$552	—	—	552	129	—	—	129
International	439	—	—	439	104	—	—	104
Common/collective trusts	—	302	—	302	—	103	—	103
Mutual funds	—	42	—	42	5	—	—	5
Debt Securities
Government	114	70	—	184	117	—	—	117
Corporate	—	305	—	305	—	—	—	—
Agency and mortgage-backed securities	—	90	—	90	—	—	—	—
Common/collective trusts	—	17	—	17	—	148	—	148
Mutual funds	—	—	—	—	1	—	—	1
Cash and cash equivalents	77	—	—	77	14	—	—	14
Derivatives	(1)	1	—	—	—	—	—	—
Insurance contracts	—	—	—	—	—	—	16	16
Real estate	—	—	—	—	—	—	8	8
Total	$1,181	827	—	2,008	370	251	24	645

	Millions of Dollars
	U.S.				International
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
2012
Equity Securities
U.S.	$529	—	—	529	100	—	—	100
International	340	—	—	340	86	—	—	86
Common/collective trusts	—	237	—	237	—	97	—	97
Mutual funds	—	42	—	42	2	—	—	2
Debt Securities
Government	160	54	—	214	97	—	—	97
Corporate	—	287	1	288	—	—	—	—
Agency and mortgage-backed securities	—	45	—	45	—	—	—	—
Common/collective trusts	—	17	—	17	—	112	—	112
Mutual funds	—	—	—	—	1	—	—	1
Cash and cash equivalents	42	—	—	42	9	—	—	9
Derivatives	—	2	—	2	—	—	—	—
Insurance contracts	—	—	—	—	—	—	15	15
Real estate	—	—	—	—	—	—	7	7
Total*	$1,071	684	1	1,756	295	209	22	526
* Fair values in the table exclude net receivables related to security transactions of $7 million.

As reflected in the table above, Level 3 activity was not material.

Our funding policy for U.S. plans is to contribute at least the minimum required by the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code of 1986, as amended. Contributions to international plans are subject to local laws and tax regulations. Actual contribution amounts are dependent upon plan asset returns, changes in pension obligations, regulatory environments, and other economic factors. In 2014, we expect to contribute approximately $175 million to our U.S. pension plans and other postretirement benefit plans and $60 million to our international pension plans.
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid by us in the years indicated:

	Millions of Dollars
	Pension Benefits		Other Benefits
	U.S.	Int'l.

2014	$203	18	9
2015	210	20	12
2016	222	25	15
2017	233	27	17
2018	259	26	19
2019-2023	1,333	156	106

Defined Contribution Plans
Most U.S. employees are eligible to participate in the Phillips 66 Savings Plan (Savings Plan). Employees can contribute up to 75 percent of their eligible pay, subject to certain statutory limits, in the thrift feature of the Savings Plan to a choice of investment funds. Phillips 66 provides a company match of participant thrift contributions up to 5 percent of eligible pay. In addition, participants who contribute at least 1 percent to the Savings Plan are eligible for “Success Share,” a semi-annual discretionary company contribution to the Savings Plan that can range from 0 to 6 percent of eligible pay, with a target of 2 percent. For the period January 2013 through June 2013, Success Share had an actual payout of 3 percent and for the period July 2013 through December 2013, it had an actual payout of 5 percent.

The Savings Plan was amended effective January 1, 2013. Prior to that date, the company matched up to 1.25 percent of eligible pay, the Success Share did not exist, and instead the plan included a stock savings feature (discussed below). The total expense related to participants in the Savings Plan and predecessor plans for Phillips 66 employees, excluding the stock savings feature, was $111 million in 2013, $15 million in 2012 and $13 million in 2011.

Prior to the Separation, the stock savings feature of the Savings Plan was a leveraged employee stock ownership plan. After the Separation, it was a non-leveraged employee stock ownership plan. Employees could elect to participate in the stock savings feature by contributing 1 percent of eligible pay. Subsequently, they received a proportionate allocation of shares of common stock. The total expense related to participants of Phillips 66 in this stock savings feature and predecessor plans for Phillips 66 employees was $157 million in 2012, and $38 million in 2011, all of which was compensation expense. The stock savings feature of the Savings Plan was terminated on December 31, 2012.

Share-Based Compensation Plans
Prior to the Separation, our employees participated in the “2011 Omnibus Stock and Performance Incentive Plan of ConocoPhillips” (the COP Omnibus Plan), under which they were eligible to receive ConocoPhillips stock options, restricted stock units (RSUs) and restricted performance share units (PSUs). Effective on the separation date of April 30, 2012, our employees and non-employee directors began participating in the “Omnibus Stock and Performance Incentive Plan of Phillips 66” (the 2012 Plan). The 2012 Plan was superseded by the 2013 Omnibus Stock and Performance Incentive Plan of Phillips 66 (the P66 Omnibus Plan) that was approved by shareholders in May 2013. Subsequent to this approval, all new share-based awards are granted under the P66 Omnibus Plan.

The P66 Omnibus Plan authorizes the Human Resources and Compensation Committee of our Board of Directors (the Committee) to grant stock options, stock appreciation rights, stock awards (including restricted stock and RSU awards), cash awards, and performance awards to our employees, non-employee directors, and other plan participants. The number of shares issued under the P66 Omnibus Plan to settle share-based awards may not exceed 45 million shares.

In connection with the Separation, share-based compensation awards granted under the COP Omnibus Plan and held by grantees as of April 30, 2012, were adjusted or substituted to preserve the intrinsic value of the awards as of April 30, 2012, as follows:

•
Exercisable awards of stock options and stock appreciation rights were converted in accordance with the Employee Matters Agreement providing the grantee with replacement options to purchase both ConocoPhillips and Phillips 66 common stock.

•	Unexercisable awards of stock options held by Phillips 66 employees were replaced with substitute options to purchase only Phillips 66 common stock.

•
Restricted stock and PSUs awarded for completed performance periods under the ConocoPhillips Performance Share Program (PSP) were converted in accordance with the Employee Matters Agreement providing the grantee with both ConocoPhillips and Phillips 66 restricted stock and PSUs.

•	Restricted stock and RSUs held by Phillips 66 employees under all programs other than the PSP were replaced entirely with Phillips 66 restricted stock and RSUs.

Awards granted in connection with the adjustment and substitution of awards originally issued under the COP Omnibus Plan are a part of and became subject to the 2012 Plan.

The aforementioned adjustment and substitution of awards resulted in the recognition of $9 million of incremental compensation expense in the second quarter of 2012.

Our share-based compensation programs generally provide accelerated vesting (i.e., a waiver of the remaining period of service required to earn an award) for awards held by employees at the time they become eligible for retirement. For share-based awards granted prior to our adoption of Statement of Financial Accounting Standards No. 123(R), codified into Financial Accounting Standards Board Accounting Standards Codification (ASC) Topic 718, “Compensation-Stock Compensation,” we recognize expense over the period of time during which the employee earns the award, accelerating the recognition of expense only when an employee actually retires. For share-based awards granted after our adoption of ASC 718 on January 1, 2006, we recognize share-based compensation expense over the shorter of: the service period (i.e., the stated period of time required to earn the award); or the period beginning at the start of the service period and ending when an employee first becomes eligible for retirement, but not less than six months, as this is the minimum period of time required for an award to not be subject to forfeiture.

Some of our share-based awards vest ratably (i.e., portions of the award vest at different times) while some of our awards cliff vest (i.e., all of the award vests at the same time). The company made a policy election under ASC 718 to recognize expense on a straight-line basis over the service period for the entire award, whether the award was granted with ratable or cliff vesting.

Total share-based compensation expense recognized in income and the associated tax benefit for the years ended December 31, were as follows:

	Millions of Dollars
	2013	2012	2011

Compensation cost	$132	94	46
Tax benefit	(50)	(35)	(18)

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

The following summarizes our stock option activity from January 1, 2013 to December 31, 2013:

				Millions of Dollars
	Options	Weighted- Average Exercise Price	Weighted-Average Grant-Date Fair Value	Aggregate Intrinsic Value

Outstanding at January 1, 2013	8,350,641	$26.25
Granted	546,900	62.17	$16.77
Forfeited	(4,900)	62.17
Exercised	(2,002,575)	21.74		$81
Expired or canceled	—	—
Outstanding at December 31, 2013	6,890,066	$30.38

Vested at December 31, 2013	6,358,111	$29.47		$297

Exercisable at December 31, 2013	5,007,009	$26.61		$248
All option awards presented in this table are for Phillips 66 stock only, including those awards held by ConocoPhillips employees.

The weighted-average remaining contractual terms of vested options and exercisable options at December 31, 2013, were 5.67 years and 4.98 years, respectively. During 2013, we received $44 million in cash and realized a tax benefit of $10 million from the exercise of options. At December 31, 2013, the remaining unrecognized compensation expense from unvested options held by employees of Phillips 66 was $4 million, which will be recognized over a weighted-average period of 16 months, the longest period being 25 months. The calculations of realized tax benefit, unamortized expense and weighted-average periods include awards based on both Phillips 66 and ConocoPhillips stock held by Phillips 66 employees.

The following table provides the significant assumptions used to calculate the grant date fair market values of options granted over the years shown below, as calculated using the Black-Scholes-Merton option-pricing model:

	2013	2012	2011
Assumptions used
Risk-free interest rate	1.18%	1.62	3.10
Dividend yield	2.50%	4.00	4.00
Volatility factor	35.47%	33.30	33.40
Expected life (years)	6.23	7.42	6.87

Prior to the Separation, we calculated volatility using the most recent ConocoPhillips end-of-week closing stock prices spanning a period equal to the expected life of the options granted. We calculate the volatility of options granted after the Separation using a formula that adjusts the pre-Separation historical volatility of ConocoPhillips by the ratio of Phillips 66 implied market volatility on the grant date divided by the pre-Separation implied market volatility of ConocoPhillips.

We periodically calculate the average period of time lapsed between grant dates and exercise dates of past grants to estimate the expected life of new option grants.

Stock Unit Program
Generally, after the Separation RSUs are granted annually under the provisions of the P66 Omnibus Plan and cliff vest at the end of three years. Most RSU awards granted prior to the Separation vested ratably over five years, with one-third of the units vesting in 36 months, one-third vesting in 48 months, and the final third vesting 60 months from the date of grant. In addition to the regularly scheduled annual awards, RSUs are also granted ad hoc to attract or retain key personnel, and the terms and conditions under which these RSUs vest vary by award. Upon vesting, RSUs are settled by issuing one share of Phillips 66 common stock per RSU. RSUs awarded to employees already eligible for retirement vest within six months of the grant date, but those units are not issued as shares until the end of the normal vesting period. Until issued as stock, most recipients of RSUs receive a quarterly cash payment of a dividend equivalent, and for this reason the grant date fair value of these units is deemed equal to the average Phillips 66 stock price on the date of grant. The grant date fair market value of RSUs that do not receive a dividend equivalent while unvested is deemed equal to the average Phillips 66 common stock price on the grant date, less the net present value of the dividend equivalents that will not be received.

The following summarizes our stock unit activity from January 1, 2013 to December 31, 2013:

			Millions of Dollars
	Stock Units	Weighted-Average Grant-Date Fair Value	Total Fair Value

Outstanding at January 1, 2013	5,226,610	$28.62
Granted	850,824	62.14
Forfeited	(64,762)	43.23
Issued	(1,572,411)	26.80	$100
Outstanding at December 31, 2013	4,440,261	$35.48

Not Vested at December 31, 2013	2,843,964	$35.64
All RSU awards presented in this table are for Phillips 66 stock only, including those awards held by ConocoPhillips employees.

At December 31, 2013, the remaining unrecognized compensation cost from the unvested RSU awards held by employees of Phillips 66 was $50 million, which will be recognized over a weighted-average period of 25 months, the longest period being 40 months. The calculations of unamortized expense and weighted-average periods include awards based on both Phillips 66 and ConocoPhillips stock held by Phillips 66 employees.

Performance Share Program
Under the P66 Omnibus Plan, we also annually grant to senior management restricted PSUs that vest: (i) with respect to awards for performance periods beginning before 2009, when the employee becomes eligible for retirement by reaching age 55 with five years of service; or (ii) with respect to awards for performance periods beginning in 2009, five years after the grant date of the award (although recipients can elect to defer the lapsing of restrictions until retirement after reaching age 55 with five years of service); or (iii) with respect to awards for performance periods beginning in 2013 or later, on the grant date.

For PSU awards with performance periods beginning before 2013, we recognize compensation expense beginning on the date of grant and ending on the date the PSUs are scheduled to vest; however, since these awards are authorized three years prior to the grant date, we recognize compensation expense for employees that will become eligible for retirement by or shortly after the grant date over the period beginning on the date of authorization and ending on the date of grant. Since PSU awards with performance periods beginning in 2013 or later vest on the grant date, we recognize compensation expense beginning on the date of authorization and ending on the grant date for all employees participating in the PSU grant.

We settle PSUs with performance periods that begin before 2013 by issuing one share of Phillips 66 common stock for each PSU. Recipients of these PSUs receive a quarterly cash payment of a dividend equivalent beginning on the grant date and ending on the settlement date.

We settle PSUs with performance periods beginning in 2013 or later by paying cash equal to the fair value of the PSU on the grant date, which is also the date the PSU vests. Since these PSUs vest and settle on the grant date, dividend equivalents are never paid on these awards.

The following summarizes our performance share unit activity from January 1, 2013 to December 31, 2013:

			Millions of Dollars
	Performance Share Units	Weighted-Average Grant-Date Fair Value	Total Fair Value

Outstanding at January 1, 2013	2,592,274	$34.36
Granted	266,052	62.17
Forfeited	—
Issued	(145,358)	33.84	$9
Outstanding at December 31, 2013	2,712,968	$37.12

Not Vested at December 31, 2013	649,672	$37.73
All PSU awards presented in this table are for Phillips 66 stock only, including those awards held by ConocoPhillips employees.

At December 31, 2013, the remaining unrecognized compensation cost from unvested PSU awards held by employees of Phillips 66 was $12 million, which will be recognized over a weighted-average period of 33 months, the longest period being 13 years. The calculations of unamortized expense and weighted-average periods include awards based on both Phillips 66 and ConocoPhillips stock held by Phillips 66 employees.

Note 20—Income Taxes

Income taxes charged to income were:

	Millions of Dollars
	2013	2012	2011
Income Taxes
Federal
Current	$1,054	1,967	713
Deferred	526	69	745
Foreign
Current	98	160	126
Deferred	(48)	45	(9)
State and local
Current	146	253	132
Deferred	68	(21)	115
	$1,844	2,473	1,822

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. Major components of deferred tax liabilities and assets at December 31 were:

	Millions of Dollars
	2013	2012
Deferred Tax Liabilities
Properties, plants and equipment, and intangibles	$3,747	3,721
Investment in joint ventures	2,696	2,183
Investment in foreign subsidiaries	401	386
Other	—	24
Total deferred tax liabilities	6,844	6,314
Deferred Tax Assets
Benefit plan accruals	499	614
Inventory	51	92
Asset retirement obligations and accrued environmental costs	223	234
Other financial accruals and deferrals	223	166
Loss and credit carryforwards	123	313
Other	18	59
Total deferred tax assets	1,137	1,478
Less: valuation allowance	127	329
Net deferred tax assets	1,010	1,149
Net deferred tax liabilities	$5,834	5,165

Current assets, long-term assets, current liabilities and long-term liabilities included deferred taxes of $291 million, $0 million, $0 million and $6,125 million, respectively, at December 31, 2013, and $307 million, $1 million, $29 million and $5,444 million, respectively, at December 31, 2012.

With the exception of certain foreign tax credit and separate company loss carryforwards, tax attributes were not allocated to us from ConocoPhillips. The foreign tax credit carryforwards, which have a full valuation allowance against them, begin to expire in 2019. The loss carryforwards, all of which are related to foreign operations, have indefinite carryforward periods.

Valuation allowances have been established to reduce deferred tax assets to an amount that will, more likely than not, be realized. During 2013, valuation allowances decreased by a total of $202 million. This decrease is primarily related to the write off of deferred tax assets deemed unrecoverable as a result of the Separation and the utilization of certain foreign tax credits, partially offset by the recording of current year valuation allowances. Based on our historical taxable income, expectations for the future, and available tax-planning strategies, management expects remaining net deferred tax assets will be realized as offsets to reversing deferred tax liabilities and the tax consequences of future taxable income.

As of December 31, 2013, we had undistributed earnings related to foreign subsidiaries and foreign corporate joint ventures of approximately $1.7 billion for which deferred income taxes have not been provided. We plan to reinvest these earnings for the foreseeable future. If these amounts were distributed to the United States, we would be subject to additional U.S. income taxes. Determination of the amount of unrecognized deferred income tax liability is not practicable due to the number of unknown variables inherent in the calculation.

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

	Millions of Dollars
	2013	2012	2011

Balance at January 1	$158	169	166
Additions based on tax positions related to the current year	30	3	11
Additions for tax positions of prior years	25	35	27
Reductions for tax positions of prior years	(8)	(47)	(32)
Settlements	(3)	(2)	(2)
Lapse of statute	—	—	(1)
Balance at December 31	$202	158	169

Included in the balance of unrecognized tax benefits for 2013, 2012 and 2011 were $161 million, $125 million and $114 million, respectively, which, if recognized, would affect our effective tax rate. With respect to various unrecognized tax benefits and the related accrued liability, approximately $118 million may be recognized or paid within the next twelve months due to completion of audits.

At December 31, 2013, 2012 and 2011, accrued liabilities for interest and penalties totaled $18 million, $15 million and $9 million, respectively, net of accrued income taxes. Interest and penalties decreased earnings by $3 million and $6 million in 2013 and 2012, respectively, and benefited earnings by $7 million in 2011.

We file tax returns in the U.S. federal jurisdiction and in many foreign and state jurisdictions. Audits in significant jurisdictions are generally complete as follows: United Kingdom (2010), Germany (2007) and United States (2008). Certain issues remain in dispute for audited years, and unrecognized tax benefits for years still subject to or currently undergoing an audit are subject to change. As a consequence, the balance in unrecognized tax benefits can be expected to fluctuate from period to period. Although it is reasonably possible such changes could be significant when compared with our total unrecognized tax benefits, the amount of change is not estimable.

The amounts of U.S. and foreign income (loss) before income taxes, with a reconciliation of tax at the federal statutory rate with the provision for income taxes, were:

	Millions of Dollars			Percent of Pre-tax Income
	2013	2012	2011	2013	2012	2011
Income from continuing operations before income taxes
United States	$5,158	6,192	6,107	93.3%	94.4	93.1
Foreign	368	364	452	6.7	5.6	6.9
	$5,526	6,556	6,559	100.0%	100.0	100.0

Federal statutory income tax	$1,934	2,295	2,295	35.0%	35.0	35.0
Goodwill allocated to assets sold	—	9	96	—	0.1	1.4
Capital loss utilization	—	—	(619)	—	—	(9.4)
Tax on foreign operations	(198)	141	(61)	(3.6)	2.2	(0.9)
Federal manufacturing deduction	(68)	(124)	(52)	(1.2)	(1.9)	(0.8)
State income tax, net of federal benefit	139	151	161	2.5	2.3	2.5
Other	37	1	2	0.7	—	—
	$1,844	2,473	1,822	33.4%	37.7	27.8

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

Prior to the Separation, and except for certain state and dedicated foreign entity income tax returns, we were included in the ConocoPhillips income tax returns for all applicable years. In accordance with the Tax Sharing Agreement, a cash settlement was received from ConocoPhillips in 2013 upon the filing of the income tax return for the calendar year ended December 31, 2011. We received a further cash settlement in January 2014 for the January 1, 2012, through April 30, 2012 period. In 2013, we filed our initial U.S. consolidated income tax returns for the period May 1, 2012, through December 31, 2012.

Note 21—Accumulated Other Comprehensive Income (Loss)

Changes in the balances of each component of accumulated other comprehensive income (loss) were as follows:

	Millions of Dollars
	Defined Benefit Plans	Foreign Currency Translation	Hedging	Accumulated Other Comprehensive Income (Loss)

December 31, 2010	$(116)	334	(4)	214
Other comprehensive income (loss)	(29)	(64)	1	(92)
December 31, 2011	(145)	270	(3)	122
Other comprehensive income (loss)	(93)	196	1	104
Net transfer from ConocoPhillips*	(540)	—	—	(540)
December 31, 2012	(778)	466	(2)	(314)
Other comprehensive income (loss) before reclassifications	312	(44)	—	268
Amounts reclassified from accumulated other comprehensive income (loss)
Foreign currency translation**	—	21	—	21
Amortization of defined benefit plan items***
Actuarial losses	62	—	—	62
Net current period other comprehensive income (loss)	374	(23)	—	351
December 31, 2013	$(404)	443	(2)	37
*See Consolidated Statement of Changes in Equity.
**Included in the deferred gain on the sale of ICHP. See Note 5—Assets Held for Sale or Sold, for additional information.
***Included in the computation of net periodic benefit cost. See Note 19—Employee Benefit Plans, for additional information.

Note 22—Cash Flow Information

	Millions of Dollars
	2013	2012	2011
Noncash Investing and Financing Activities
Increase in net PP&E and debt related to capital lease obligation	$177	—	—
Transfer of net PP&E in accordance with the Separation and Distribution Agreement with ConocoPhillips	—	374	—
Transfer of employee benefit obligations in accordance with the Separation and Distribution Agreement with ConocoPhillips	—	1,234	—
Increase in deferred tax assets associated with the employee benefit liabilities transferred in accordance with the Separation and Distribution Agreement with ConocoPhillips	—	461	—

Cash Payments
Interest	$259	176	—
Income taxes*	1,021	2,183	197
*Excludes our share of cash tax payments made directly by ConocoPhillips prior to the Separation on April 30, 2012.

Note 23—Other Financial Information

	Millions of Dollars Except Per Share Amounts
	2013	2012	2011
Interest and Debt Expense
Incurred
Debt	$251	221	12
Other	24	25	5
	275	246	17
Capitalized	—	—	—
Expensed	$275	246	17

Other Income
Interest income	$20	18	33
Other, net*	65	117	12
	$85	135	45
*Includes derivatives-related activities. 2012 also includes a $37 million co-venturer contractual payment related to Rockies Express Pipeline.

Research and Development Expenditures—expensed	$69	70	69

Advertising Expenses	$68	57	63

Foreign Currency Transaction (Gains) Losses—after-tax
Midstream	$—	—	—
Chemicals	—	—	—
Refining	(41)	(17)	(15)
Marketing and Specialties	(5)	(5)	(9)
Corporate and Other	2	—	—
	$(44)	(22)	(24)

Note 24—Related Party Transactions
Significant transactions with related parties were:

	Millions of Dollars
	2013	2012	2011

Operating revenues and other income (a)	$7,907	8,226	9,024
Gain on dispositions (b)	—	—	156
Purchases (c)	18,320	22,446	34,554
Operating expenses and selling, general and administrative expenses (d)	109	208	361
Net interest expense (e)	8	8	10

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

(d)	We paid utility and processing fees to various affiliates.

(e)	We incurred interest expense on a note payable to MSLP. See Note 6—Investments, Loans and Long-Term Receivables and Note 12—Debt, for additional information on loans with affiliated companies.

Also included in the table above are transactions with ConocoPhillips through April 30, 2012, the effective date of the Separation. These transactions include crude oil purchased from ConocoPhillips as feedstock for our refineries and power sold to ConocoPhillips from our power generation facilities. For 2012 and 2011, sales to ConocoPhillips, while it was a related party, were $381 million and $1,197 million, respectively, while purchases from ConocoPhillips were $5,328 million and $15,798 million, respectively.

As discussed in Note 1—Separation and Basis of Presentation, the consolidated statement of income includes expense allocations for certain corporate functions historically performed by ConocoPhillips and not allocated to its operating segments, including allocations of general corporate expenses related to executive oversight, accounting, treasury, tax, legal, procurement and information technology. Net charges from ConocoPhillips for these services, reflected in selling, general and administrative expenses in the consolidated statement of income, were $70 million and $180 million for 2012 and 2011, respectively.

Note 25—Segment Disclosures and Related Information

Effective January 1, 2013, we changed the organizational structure of the internal financial information reviewed by our chief executive officer, and determined this resulted in a change in the composition of our operating segments. The primary effects of this reporting reorganization were:

•	We disaggregated the former R&M segment into two separate operating segments titled "Refining" and "Marketing and Specialties."

•	We moved our Transportation and power businesses from the former R&M segment to the Midstream and M&S segments, respectively.

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

4)
Marketing and Specialties—Purchases for resale and markets refined products, mainly in the United States and Europe. In addition, this segment includes the manufacturing and marketing of specialty products (such as lubricants), as well as power generation operations.

Corporate and Other includes general corporate overhead, interest expense, our investments in new technologies and various other corporate activities. Corporate assets include all cash and cash equivalents.

We evaluate performance and allocate resources based on net income attributable to Phillips 66. Intersegment sales are at prices that approximate market, except for certain 2012 and 2011 transportation services provided by the Midstream segment to the Refining and M&S segments.

Analysis of Results by Operating Segment

	Millions of Dollars
	2013	2012	2011
Sales and Other Operating Revenues
Midstream
Total sales	$6,477	7,138	9,475
Intersegment eliminations	(933)	(901)	(1,105)
Total Midstream	5,544	6,237	8,370
Chemicals	9	11	11
Refining
Total sales	124,579	131,154	143,457
Intersegment eliminations	(72,503)	(73,393)	(76,365)
Total Refining	52,076	57,761	67,092
Marketing and Specialties
Total sales	115,358	116,623	121,829
Intersegment eliminations	(1,421)	(1,355)	(1,374)
Total Marketing and Specialties	113,937	115,268	120,455
Corporate and Other	30	13	3
Consolidated sales and other operating revenues	$171,596	179,290	195,931

Depreciation, Amortization and Impairments
Midstream	$89	607	89
Chemicals	—	—	—
Refining	688	1,262	1,128
Marketing and Specialties	119	148	154
Corporate and Other	80	47	3
Consolidated depreciation, amortization and impairments	$976	2,064	1,374

	Millions of Dollars
	2013	2012	2011
Equity in Earnings of Affiliates
Midstream	$436	343	544
Chemicals	1,362	1,192	975
Refining	1,213	1,542	1,270
Marketing and Specialties	63	57	54
Corporate and Other	(1)	—	—
Consolidated equity in earnings of affiliates	$3,073	3,134	2,843

Income Taxes from Continuing Operations
Midstream	$265	29	454
Chemicals	375	366	252
Refining	1,091	2,067	902
Marketing and Specialties	376	250	311
Corporate and Other	(263)	(239)	(97)
Consolidated income taxes from continuing operations	$1,844	2,473	1,822

Net Income Attributable to Phillips 66
Midstream	$469	53	2,149
Chemicals	986	823	716
Refining	1,851	3,217	1,529
Marketing and Specialties	790	417	530
Corporate and Other	(431)	(434)	(192)
Discontinued Operations	61	48	43
Consolidated net income attributable to Phillips 66	$3,726	4,124	4,775

	Millions of Dollars
	2013	2012	2011
Investments In and Advances To Affiliates
Midstream	$2,328	2,011	1,873
Chemicals	4,241	3,524	2,998
Refining	4,316	4,571	5,186
Marketing and Specialties	194	185	177
Corporate and Other	1	—	—
Consolidated investments in and advances to affiliates	$11,080	10,291	10,234

Total Assets
Midstream	$5,413	4,641	4,997
Chemicals	4,377	3,816	2,999
Refining	26,294	26,834	27,336
Marketing and Specialties	7,155	7,806	7,681
Corporate and Other	6,348	4,770	22
Discontinued Operations*	211	206	176
Consolidated total assets	$49,798	48,073	43,211
*In December 2013, $117 million of goodwill was allocated to assets held for sale in association with the planned disposition of PSPI. Although this goodwill was included in the M&S segment at December 31, 2012 and 2011, for more useful comparisons, it is included in the discontinued operations line of this table for all periods presented.

Capital Expenditures and Investments
Midstream	$528	704	122
Chemicals	—	—	—
Refining	889	738	771
Marketing and Specialties	226	119	106
Corporate and Other	136	140	17
Consolidated capital expenditures and investments	$1,779	1,701	1,016

Interest Income and Expense
Interest income
Refining	$—	—	1
Marketing and Specialties	—	—	32
Corporate and Other	20	18	—
	$20	18	33
Interest and debt expense
Corporate and Other	$275	246	17

Sales and Other Operating Revenues by Product Line
Refined products	$140,488	140,986	146,683
Crude oil resales	22,777	28,730	38,259
NGL	7,431	8,533	10,024
Other	900	1,041	965
Consolidated sales and other operating revenues by product line	$171,596	179,290	195,931

Geographic Information

	Millions of Dollars
	Sales and Other Operating Revenues*			Long-Lived Assets**
	2013	2012	2011	2013	2012	2011

United States	$115,378	120,332	134,342	23,641	22,285	21,196
United Kingdom	21,868	22,129	26,976	1,485	2,018	1,927
Germany	9,799	9,908	10,647	587	567	547
Other foreign countries	24,551	26,921	23,966	765	828	1,335
Worldwide consolidated	$171,596	179,290	195,931	26,478	25,698	25,005
*Sales and other operating revenues are attributable to countries based on the location of the operations generating the revenues and 2012 amounts are reclassified to correct the geographic alignment of certain revenues, primarily between the United Kingdom and other foreign countries.
**Defined as net properties, plants and equipment plus investments in and advances to affiliated companies.

Note 26—Phillips 66 Partners LP

Initial Public Offering of Phillips 66 Partners LP
In 2013, we formed Phillips 66 Partners, a master limited partnership, to own, operate, develop and acquire primarily fee-based crude oil, refined petroleum product and NGL pipelines and terminals, as well as other transportation and midstream assets. On July 26, 2013, Phillips 66 Partners completed its initial public offering of 18,888,750 common units at a price of $23.00 per unit, which included a 2,463,750 common unit over-allotment option that was fully exercised by the underwriters. Phillips 66 Partners received $404 million in net proceeds from the sale of the units, after deducting underwriting discounts, commissions, structuring fees and offering expenses. Headquartered in Houston, Texas, Phillips 66 Partners' assets consist of crude oil and refined petroleum product pipeline, terminal, and storage systems in the Central and Gulf Coast regions of the United States, each of which is integral to a connected Phillips 66-operated refinery.

We own a 71.7 percent limited partner interest and a 2.0 percent general partner interest in Phillips 66 Partners, while the public owns a 26.3 percent limited partner interest. We consolidate Phillips 66 Partners as a VIE for financial reporting purposes (see Note 3—Variable Interest Entities (VIEs) for additional information). The public's ownership interest in Phillips 66 Partners is reflected as a noncontrolling interest in our financial statements, including $409 million in the equity section of our consolidated balance sheet as of December 31, 2013. Phillips 66 Partners' cash and cash equivalents at December 31, 2013, were $425 million.

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

Effective with fiscal year 2013, we revised the cash flow presentation of inter-column transactions associated with the company’s centralized cash management program and intercompany loans, from operating cash flows to investing cash flows, in a new line item labeled “Intercompany lending activities.” Applicable prior periods have been revised to conform to this presentation. In addition, the 2012 condensed consolidating financial information was further revised to correct certain presentation matters associated with comprehensive income and accumulated comprehensive income.

	Millions of Dollars
	Year Ended December 31, 2013
Statement of Income	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Revenues and Other Income
Sales and other operating revenues	$—	113,499	58,097	—	171,596
Equity in earnings of affiliates	3,905	3,723	509	(5,064)	3,073
Net gain on dispositions	—	50	5	—	55
Other income (loss)	(3)	53	35	—	85
Intercompany revenues	—	1,436	20,316	(21,752)	—
Total Revenues and Other Income	3,902	118,761	78,962	(26,816)	174,809

Costs and Expenses
Purchased crude oil and products	—	102,781	66,745	(21,281)	148,245
Operating expenses	—	3,442	790	(26)	4,206
Selling, general and administrative expenses	6	1,024	541	(93)	1,478
Depreciation and amortization	—	730	217	—	947
Impairments	—	—	29	—	29
Taxes other than income taxes	—	5,148	8,972	(1)	14,119
Accretion on discounted liabilities	—	19	5	—	24
Interest and debt expense	266	13	347	(351)	275
Foreign currency transaction gains	—	—	(40)	—	(40)
Total Costs and Expenses	272	113,157	77,606	(21,752)	169,283
Income from continuing operations before income taxes	3,630	5,604	1,356	(5,064)	5,526
Provision (benefit) for income taxes	(96)	1,699	241	—	1,844
Income From Continuing Operations	3,726	3,905	1,115	(5,064)	3,682
Income from discontinued operations*	—	—	61	—	61
Net income	3,726	3,905	1,176	(5,064)	3,743
Less: net income attributable to noncontrolling interests	—	—	17	—	17
Net Income Attributable to Phillips 66	$3,726	3,905	1,159	(5,064)	3,726

Comprehensive Income	$4,077	4,256	1,199	(5,438)	4,094
*Net of provision for income taxes on discontinued operations:	$—	—	34	—	34

	Millions of Dollars
	Year Ended December 31, 2012
Statement of Income	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Revenues and Other Income
Sales and other operating revenues	$—	117,574	61,716	—	179,290
Equity in earnings of affiliates	4,284	3,269	445	(4,864)	3,134
Net gain on dispositions	—	192	1	—	193
Other income (loss)	2	(15)	148	—	135
Intercompany revenues	1	2,739	23,346	(26,086)	—
Total Revenues and Other Income	4,287	123,759	85,656	(30,950)	182,752

Costs and Expenses
Purchased crude oil and products	—	106,687	73,715	(25,989)	154,413
Operating expenses	—	3,329	760	(56)	4,033
Selling, general and administrative expenses	4	1,312	428	(41)	1,703
Depreciation and amortization	—	668	238	—	906
Impairments	—	71	1,087	—	1,158
Taxes other than income taxes	—	5,155	8,586	(1)	13,740
Accretion on discounted liabilities	—	18	7	—	25
Interest and debt expense	212	29	4	1	246
Foreign currency transaction gains	—	—	(28)	—	(28)
Total Costs and Expenses	216	117,269	84,797	(26,086)	176,196
Income from continuing operations before income taxes	4,071	6,490	859	(4,864)	6,556
Provision (benefit) for income taxes	(53)	2,206	320	—	2,473
Income From Continuing Operations	4,124	4,284	539	(4,864)	4,083
Income from discontinued operations*	—	—	48	—	48
Net income	4,124	4,284	587	(4,864)	4,131
Less: net income attributable to noncontrolling interests	—	—	7	—	7
Net Income Attributable to Phillips 66	$4,124	4,284	580	(4,864)	4,124

Comprehensive Income	$4,228	4,388	623	(5,004)	4,235
*Net of provision for income taxes on discontinued operations:	$—	—	27	—	27

	Millions of Dollars
	Year Ended December 31, 2011
Statement of Income	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Revenues and Other Income
Sales and other operating revenues	$—	131,761	64,170	—	195,931
Equity in earnings of affiliates	4,775	2,835	723	(5,490)	2,843
Net gain (loss) on dispositions	—	1,867	(229)	—	1,638
Other income	—	10	35	—	45
Intercompany revenues	—	4,887	27,249	(32,136)	—
Total Revenues and Other Income	4,775	141,360	91,948	(37,626)	200,457

Costs and Expenses
Purchased crude oil and products	—	124,772	80,088	(32,092)	172,768
Operating expenses	—	3,278	837	(44)	4,071
Selling, general and administrative expenses	—	995	399	—	1,394
Depreciation and amortization	—	655	247	—	902
Impairments	—	468	4	—	472
Taxes other than income taxes	—	4,801	9,486	—	14,287
Accretion on discounted liabilities	—	13	8	—	21
Interest and debt expense	—	16	1	—	17
Foreign currency transaction gains	—	(1)	(33)	—	(34)
Total Costs and Expenses	—	134,997	91,037	(32,136)	193,898
Income from continuing operations before income taxes	4,775	6,363	911	(5,490)	6,559
Provision for income taxes	—	1,588	234	—	1,822
Income From Continuing Operations	4,775	4,775	677	(5,490)	4,737
Income from discontinued operations*	—	—	43	—	43
Net income	4,775	4,775	720	(5,490)	4,780
Less: net income attributable to noncontrolling interests	—	—	5	—	5
Net Income Attributable to Phillips 66	$4,775	4,775	715	(5,490)	4,775

Comprehensive Income	$4,683	4,683	747	(5,425)	4,688
*Net of provision for income taxes on discontinued operations:	$—	—	22	—	22

	Millions of Dollars
	At December 31, 2013
Balance Sheet	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Assets
Cash and cash equivalents	$—	2,162	3,238	—	5,400
Accounts and notes receivable	9	2,176	8,131	(684)	9,632
Inventories	—	1,962	1,392	—	3,354
Prepaid expenses and other current assets	10	368	473	—	851
Total Current Assets	19	6,668	13,234	(684)	19,237
Investments and long-term receivables	33,178	27,414	7,496	(56,868)	11,220
Net properties, plants and equipment	—	12,031	3,367	—	15,398
Goodwill	—	3,094	2	—	3,096
Intangibles	—	694	4	—	698
Other assets	40	112	1	(4)	149
Total Assets	$33,237	50,013	24,104	(57,556)	49,798

Liabilities and Equity
Accounts payable	$1	7,508	4,265	(684)	11,090
Short-term debt	—	18	6	—	24
Accrued income and other taxes	—	250	622	—	872
Employee benefit obligations	—	422	54	—	476
Other accruals	49	178	242	—	469
Total Current Liabilities	50	8,376	5,189	(684)	12,931
Long-term debt	5,796	152	183	—	6,131
Asset retirement obligations and accrued environmental costs	—	527	173	—	700
Deferred income taxes	—	5,045	1,084	(4)	6,125
Employee benefit obligations	—	724	197	—	921
Other liabilities and deferred credits	5,441	2,153	7,052	(14,048)	598
Total Liabilities	11,287	16,977	13,878	(14,736)	27,406
Common stock	16,291	25,938	8,302	(34,240)	16,291
Retained earnings	5,622	7,061	1,163	(8,224)	5,622
Accumulated other comprehensive income	37	37	319	(356)	37
Noncontrolling interests	—	—	442	—	442
Total Liabilities and Equity	$33,237	50,013	24,104	(57,556)	49,798

	Millions of Dollars
	At December 31, 2012
Balance Sheet	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Assets
Cash and cash equivalents	$—	2,410	1,064	—	3,474
Accounts and notes receivable	47	2,889	8,456	(989)	10,403
Inventories	—	1,938	1,492	—	3,430
Prepaid expenses and other current assets	11	403	241	—	655
Total Current Assets	58	7,640	11,253	(989)	17,962
Investments and long-term receivables	28,934	20,937	6,235	(45,635)	10,471
Net properties, plants and equipment	—	11,714	3,693	—	15,407
Goodwill	—	3,344	—	—	3,344
Intangibles	—	710	14	—	724
Other assets	78	114	9	(36)	165
Total Assets	$29,070	44,459	21,204	(46,660)	48,073

Liabilities and Equity
Accounts payable	$17	7,014	4,668	(989)	10,710
Short-term debt	—	13	—	—	13
Accrued income and other taxes	—	245	656	—	901
Employee benefit obligations	—	391	50	—	441
Other accruals	50	279	88	—	417
Total Current Liabilities	67	7,942	5,462	(989)	12,482
Long-term debt	6,795	165	1	—	6,961
Asset retirement obligations and accrued environmental costs	—	563	177	—	740
Deferred income taxes	—	4,478	1,002	(36)	5,444
Employee benefit obligations	—	1,094	231	—	1,325
Other liabilities and deferred credits	1,433	1,435	5,768	(8,321)	315
Total Liabilities	8,295	15,677	12,641	(9,346)	27,267
Common stock	18,376	25,951	8,149	(34,100)	18,376
Retained earnings	2,713	3,145	87	(3,232)	2,713
Accumulated other comprehensive income (loss)	(314)	(314)	296	18	(314)
Noncontrolling interests	—	—	31	—	31
Total Liabilities and Equity	$29,070	44,459	21,204	(46,660)	48,073

	Millions of Dollars
	Year Ended December 31, 2013
Statement of Cash Flows	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Cash Flows From Operating Activities
Net cash provided by continuing operating activities	$5	4,972	1,045	(80)	5,942
Net cash provided by discontinued operations	—	—	85	—	85
Net Cash Provided by Operating Activities	5	4,972	1,130	(80)	6,027

Cash Flows From Investing Activities
Capital expenditures and investments	—	(1,108)	(690)	19	(1,779)
Proceeds from asset dispositions	—	63	1,151	—	1,214
Intercompany lending activities	4,055	(4,206)	151	—	—
Advances/loans—related parties	—	—	(65)	—	(65)
Collection of advances/loans—related parties	—	—	165	—	165
Other	—	42	6	—	48
Net cash provided by (used in) continuing investing activities	4,055	(5,209)	718	19	(417)
Net cash used in discontinued operations	—	—	(27)	—	(27)
Net Cash Provided by (Used in) Investing Activities	4,055	(5,209)	691	19	(444)

Cash Flows From Financing Activities
Repayment of debt	(1,000)	(18)	(2)	—	(1,020)
Issuance of common stock	6	—	—	—	6
Repurchase of common stock	(2,246)	—	—	—	(2,246)
Dividends paid on common stock	(807)	—	(72)	72	(807)
Distributions to controlling interests	—	—	(8)	8	—
Distributions to noncontrolling interests	—	—	(10)	—	(10)
Net proceeds from issuance of Phillips 66 Partners LP common units	—	—	404	—	404
Other	(13)	7	19	(19)	(6)
Net cash provided by (used in) continuing financing activities	(4,060)	(11)	331	61	(3,679)
Net cash provided by (used in) discontinued operations	—	—	—	—	—
Net Cash Provided by (Used in) Financing Activities	(4,060)	(11)	331	61	(3,679)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	22	—	22

Net Change in Cash and Cash Equivalents	—	(248)	2,174	—	1,926
Cash and cash equivalents at beginning of period	—	2,410	1,064	—	3,474
Cash and Cash Equivalents at End of Period	$—	2,162	3,238	—	5,400

	Millions of Dollars
	Year Ended December 31, 2012
Statement of Cash Flows	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Cash Flows From Operating Activities
Net cash provided by (used in) continuing operating activities	$(42)	7,429	(3,128)	—	4,259
Net cash provided by discontinued operations	—	—	37	—	37
Net Cash Provided by (Used in) Operating Activities	(42)	7,429	(3,091)	—	4,296

Cash Flows From Investing Activities
Capital expenditures and investments	—	(861)	(850)	10	(1,701)
Proceeds from asset dispositions	—	240	46	—	286
Intercompany lending activities	1,376	(4,334)	2,958	—	—
Advances/loans—related parties	—	—	(100)	—	(100)
Collection of advances/loans—related parties	—	—	7	(7)	—
Other	—	—	—	—	—
Net cash provided by (used in) continuing investing activities	1,376	(4,955)	2,061	3	(1,515)
Net cash used in discontinued operations	—	—	(20)	—	(20)
Net Cash Provided by (Used in) Investing Activities	1,376	(4,955)	2,041	3	(1,535)

Cash Flows From Financing Activities
Contributions from (distributions to) ConocoPhillips	(7,469)	110	2,104	—	(5,255)
Issuance of debt	7,794	—	—	—	7,794
Repayment of debt	(1,000)	(208)	(9)	7	(1,210)
Issuance of common stock	47	—	—	—	47
Repurchase of common stock	(356)	—	—	—	(356)
Dividends paid on common stock	(282)	—	—	—	(282)
Distributions to controlling interests	—	—	—	—	—
Distributions to noncontrolling interests	—	—	(5)	—	(5)
Other	(68)	34	10	(10)	(34)
Net cash provided by (used in) continuing financing activities	(1,334)	(64)	2,100	(3)	699
Net cash provided by (used in) discontinued operations	—	—	—	—	—
Net Cash Provided by (Used in) Financing Activities	(1,334)	(64)	2,100	(3)	699

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	14	—	14

Net Change in Cash and Cash Equivalents	—	2,410	1,064	—	3,474
Cash and cash equivalents at beginning of period	—	—	—	—	—
Cash and Cash Equivalents at End of Period	$—	2,410	1,064	—	3,474

	Millions of Dollars
	Year Ended December 31, 2011
Statement of Cash Flows	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Cash Flows From Operating Activities
Net cash provided by continuing operating activities	$—	3,038	1,915	—	4,953
Net cash provided by discontinued operations	—	—	53	—	53
Net Cash Provided by Operating Activities	—	3,038	1,968	—	5,006

Cash Flows From Investing Activities
Capital expenditures and investments	—	(717)	(299)	—	(1,016)
Proceeds from asset dispositions	—	2,517	110	—	2,627
Collection of advances/loans—related parties	—	550	—	—	550
Other	—	51	286	—	337
Net cash provided by continuing investing activities	—	2,401	97	—	2,498
Net cash used in discontinued operations	—	—	(6)	—	(6)
Net Cash Provided by Investing Activities	—	2,401	91	—	2,492

Cash Flows From Financing Activities
Distributions to ConocoPhillips	—	(5,421)	(2,050)	—	(7,471)
Repayment of debt	—	(18)	(8)	—	(26)
Distributions to noncontrolling interests	—	—	(1)	—	(1)
Other	—	—	—	—	—
Net cash used in continuing financing activities	—	(5,439)	(2,059)	—	(7,498)
Net cash provided by (used in) discontinued operations	—	—	—	—	—
Net Cash Used in Financing Activities	—	(5,439)	(2,059)	—	(7,498)

Net Change in Cash and Cash Equivalents	—	—	—	—	—
Cash and cash equivalents at beginning of period	—	—	—	—	—
Cash and Cash Equivalents at End of Period	$—	—	—	—	—

Selected Quarterly Financial Data (Unaudited)

	Millions of Dollars				Per Share of Common Stock**
	Sales and Other Operating Revenues*	Income From Continuing Operations Before Income Taxes	Net Income	Net Income Attributable to Phillips 66	Net Income Attributable to Phillips 66
					Basic	Diluted
2013
First	$41,211	2,058	1,410	1,407	2.25	2.23
Second	43,190	1,453	960	958	1.55	1.53
Third	44,146	804	540	535	0.88	0.87
Fourth	43,049	1,211	833	826	1.38	1.37

2012
First	$45,745	1,052	638	636	1.01	1.00
Second	46,709	1,880	1,182	1,181	1.88	1.86
Third	42,903	2,429	1,601	1,599	2.53	2.51
Fourth	43,933	1,195	710	708	1.12	1.11
*Includes excise taxes on petroleum products sales and have been recast to reflect discontinued operations.
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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. As of December 31, 2013, with the participation of management, our Chairman and Chief Executive Officer and our Executive Vice President, Finance and Chief Financial Officer carried out an evaluation, pursuant to Rule 13a-15(b) of the Act, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our Chairman and Chief Executive Officer and our Executive Vice President, Finance and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of December 31, 2013.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, in the quarterly period ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Annual Report on Internal Control Over Financial Reporting

This report is included in Item 8 on page 61 and is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

This report is included in Item 8 on page 63 and is incorporated herein by reference.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our executive officers appears in Part I of this report on page 26.

Code of Business Ethics and Conduct for Directors and Employees

We have a Code of Business Ethics and Conduct for Directors and Employees (Code of Ethics), including our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. We have posted a copy of our Code of Ethics on the “Governance” section of our Internet website at www.Phillips66.com (within the Investors>Governance section). Any waivers of the Code of Ethics must be approved, in advance, by our full Board of Directors. Any amendments to, or waivers from, the Code of Ethics that apply to our executive officers and directors will be posted on the “Governance” section of our Internet website.

All other information required by Item 10 of Part III will be included in, and is incorporated herein by reference to, our Proxy Statement relating to our 2014 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A no later than 120 days after the end of the fiscal year covered by this Form 10-K, which we refer to as our 2014 Definitive Proxy Statement.*

Item 11. EXECUTIVE COMPENSATION

Information required by Item 11 of Part III is incorporated herein by reference from our 2014 Definitive Proxy Statement.*

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Part III is incorporated herein by reference from our 2014 Definitive Proxy Statement.*

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by Item 13 of Part III is incorporated herein by reference from our 2014 Definitive Proxy Statement.*

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by Item 14 of Part III is incorporated herein by reference from our 2014 Definitive Proxy Statement.*

_________________________
*Except for information or data specifically incorporated herein by reference under Items 10 through 14, other information and data appearing in our 2014 Definitive Proxy Statement are not deemed to be a part of this Annual Report on Form 10‑K or deemed to be filed with the Commission as a part of this report.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1.
Financial Statements and Supplementary Data
The financial statements and supplementary information listed in the Index to Financial Statements, which appears on page 60, are filed as part of this annual report.

	2.
Financial Statement Schedules
Schedule II—Valuation and Qualifying Accounts appears below. All other schedules are omitted because they are not required, not significant, not applicable or the information is shown in another schedule, the financial statements or the notes to consolidated financial statements.

The financial statements of WRB Refining LP, which follow on pages 129 to 148, are included pursuant to Rule 3-09 of Regulation S-X.

The financial statements of Chevron Phillips Chemical Company LLC, which follow on pages 149 to 190, are included pursuant to Rule 3-09 of Regulation S-X.

	3.	Exhibits The exhibits listed in the Index to Exhibits, which appears on pages 191 to 194 are filed as part of this annual report.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS (Consolidated)

	Millions of Dollars
Description	Balance at January 1	Charged to Expense	Other (a)	Deductions		Balance at December 31
2013
Deducted from asset accounts:
Allowance for doubtful accounts and notes receivable	$50	10	—	(13)	(b)	47
Deferred tax asset valuation allowance	329	20	(222)	—		127
2012
Deducted from asset accounts:
Allowance for doubtful accounts and notes receivable	$13	36	—	1	(b)	50
Deferred tax asset valuation allowance	210	61	54	4		329
2011
Deducted from asset accounts:
Allowance for doubtful accounts and notes receivable	$7	7	—	(1)	(b)	13
Deferred tax asset valuation allowance	165	54	(9)	—		210
(a)Represents acquisitions/dispositions/revisions, net transfers associated with the Separation and the effect of translating foreign financial statements.
(b)Amounts charged off less recoveries of amounts previously charged off.

FINANCIAL STATEMENTS

WRB Refining LP
Years Ended December 31, 2013, 2012, and 2011
With Report of Independent Auditors

WRB Refining LP

Financial Statements

Years Ended December 31, 2013, 2012, and 2011

Report of Independent Auditors

The Management Committee and Partners
WRB Refining LP

We have audited the accompanying financial statements of WRB Refining LP (the Partnership), which comprise the balance sheets as of December 31, 2013 and 2012, and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 2013, and the related notes to the financial statements.

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

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WRB Refining LP at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Tulsa, Oklahoma
February 10, 2014

WRB Refining LP

Statement of Operations

	Thousands of Dollars
Years ended December 31	2013	2012	2011

Revenues and other income
Related-party sales	$11,615,102	10,306,627	10,050,921
Third-party sales	7,856,269	8,014,763	7,472,624
Other operating revenue	13,771	24,648	4,882
Related-party interest and other income	191,586	236,782	279,076
Total revenues and other income	19,676,728	18,582,820	17,807,503

Costs and expenses
Cost of sales	16,309,607	14,459,184	14,795,819
Operating expenses	834,566	963,037	781,522
Selling, general, and administrative expenses	99,454	82,235	66,363
Depreciation and amortization	475,186	475,076	368,544
Impairments	1,414	1,487	88,161
Taxes other than income taxes	57,127	68,825	65,139
Other expenses	3,729	4,880	3,896
Total costs and expenses	17,781,083	16,054,724	16,169,444

Income before taxes	1,895,645	2,528,096	1,638,059
Texas margin tax	(7,355)	9,427	7,267
Net income	$1,903,000	2,518,669	1,630,792

See Notes to Financial Statements.

WRB Refining LP

Balance Sheet

	Thousands of Dollars
At December 31	2013	2012

Assets
Cash and cash equivalents	$475,094	346,152
Accounts receivable	270,258	184,390
Accounts receivable–related parties	404,044	335,185
Inventories	887,531	1,127,461
Other current assets	10,869	9,938
Total current assets	2,047,796	2,003,126

Property, plant, and equipment	12,761,398	12,692,719
Less: Accumulated depreciation and amortization	2,495,203	2,165,748
Net property, plant, and equipment	10,266,195	10,526,971

Intangible assets, net and other	14,489	15,911
Total assets	$12,328,480	12,546,008

Liabilities and partners' capital
Accounts payable	$104,513	164,174
Accounts payable–related parties	1,032,148	952,583
Income and other taxes payable	31,721	29,823
Short-term capital lease obligation	1,903	1,830
Other accruals	5,404	3,958
Total current liabilities	1,175,689	1,152,368

Asset retirement obligations	68,743	71,805
Long-term capital lease obligation	12,334	14,237
Deferred tax liabilities and other	18,107	27,535
Total liabilities	1,274,873	1,265,945

Partners' capital	11,053,607	11,280,063
Total liabilities and partners' capital	$12,328,480	12,546,008

See Notes to Financial Statements.

WRB Refining LP

Statement of Cash Flows

	Thousands of Dollars
Years ended December 31	2013	2012	2011

Operating activities
Net income	$1,903,000	2,518,669	1,630,792
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	475,186	475,076	368,544
Impairments	1,414	1,487	88,161
Accretion on discounted liabilities	3,058	4,143	3,681
Other	(21,762)	(5,489)	(7,195)
Working capital adjustments:
(Increase) in accounts and notes receivable	(154,726)	(32,203)	(14,434)
Decrease (increase) in inventories	239,930	(185,831)	(221,371)
(Increase) decrease in other current assets	(931)	(5,856)	2,126
Increase (decrease) in accounts payable	32,282	(317,779)	400,501
Increase (decrease) in taxes payable and other accruals	3,344	(6,117)	23,535
Net cash provided by operating activities	2,480,795	2,446,100	2,274,340

Investing activities
Capital expenditures and investments	(220,567)	(273,921)	(828,168)
Net cash used in investing activities	(220,567)	(273,921)	(828,168)

Financing activities
Distributions paid to partners	(2,905,812)	(2,881,564)	(1,000,000)
Partner contributions–promissory note repayment	776,356	731,471	689,180
Repayment of partner loans	—	—	(1,100,000)
Repayment of capital lease obligation	(1,830)	(1,759)	(653)
Net cash used in financing activities	(2,131,286)	(2,151,852)	(1,411,473)

Net change in cash and cash equivalents	128,942	20,327	34,699
Cash and cash equivalents at beginning of year	346,152	325,825	291,126
Cash and cash equivalents at end of year	$475,094	346,152	325,825

See Notes to Financial Statements.

At December 31, 2013, 2012, and 2011, accrued capital expenditures were $12.6 million, $25.0 million, and $30.8 million, respectively. At December 31, 2013, 2012, and 2011, capitalized lease assets totaled $18.5 million. The noncash impacts of these expenditures are excluded from above.

WRB Refining LP

Statement of Partners' Capital

	Thousands of Dollars
	Phillips 66 WRB Partner LLC (GP)	Cenovus GPco LLC (GP)	ConocoPhillips (LP)	Cenovus (LP)	Phillips 66 Company (LP)	Total Partners' Capital

Balance as of December 31, 2010	$14,645	4,538	7,307,914	2,264,418	—	9,591,515
Member contribution—promissory note repayment	—	1,378	—	687,802	—	689,180
Net income	1,631	1,631	813,765	813,765	—	1,630,792
Distributions to members	(1,000)	(1,000)	(499,000)	(499,000)	—	(1,000,000)
Balance as of December 31, 2011	15,276	6,547	7,622,679	3,266,985	—	10,911,487
Member contribution—promissory note repayment	—	1,463	—	730,008	—	731,471
Equity transfer	—	—	(7,553,420)	—	7,553,420	—
Net income	2,519	2,519	397,640	1,256,816	859,175	2,518,669
Distributions to members	(3,282)	(3,282)	(408,317)	(1,437,500)	(1,029,183)	(2,881,564)
Balance as of December 31, 2012	14,513	7,247	58,582	3,816,309	7,383,412	11,280,063
Member contribution—promissory note repayment	—	1,552	—	774,804	—	776,356
Equity transfer	—	—	(55,940)	—	55,940	—
Net income	1,903	1,903	5,775	949,597	943,822	1,903,000
Distributions to members	(2,906)	(2,906)	(8,417)	(1,525,000)	(1,366,583)	(2,905,812)
Balance as of December 31, 2013	$13,510	7,796	—	4,015,710	7,016,591	11,053,607

See Notes to Financial Statements.

WRB Refining LP

Notes to Financial Statements

December 31, 2013

1. Nature of Operations

WRB Refining LLC (the Partnership) was formed on January 3, 2007, as a limited liability partnership owned 50/50 by ConocoPhillips and Cenovus Energy Inc. (Cenovus, formerly EnCana Corporation). ConocoPhillips served as operator since WRB Refining LP's inception. In December 2010, ConocoPhillips and Cenovus agreed to restructure WRB Refining LLC into a limited partnership named WRB Refining LP (WRB). ConocoPhillips and Cenovus each acquired a 0.1 percent general partner interest and a 49.9 percent limited partner interest in WRB in the restructuring.

In May 2012, ConocoPhillips completed a separation of its downstream businesses into a new company named Phillips 66. ConocoPhillips contributed its 0.1 percent general partner interest and 49.5 percent of its limited partner interest in WRB to Phillips 66, while retaining a 0.4 percent limited partner interest. Phillips 66 became operator of WRB on May 1, 2012. Phillips 66 acquired ConocoPhillips' 0.4 percent limited partner interest in July 2013. Unless the context requires otherwise, for ease of reference, ConocoPhillips' interest in WRB prior to May 1, 2012, will be referred to as Phillips 66's interest.

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

Payments of principal and interest on the CUH $7.5 billion promissory note are made in equal quarterly installments at an annual interest rate of 6 percent. The payments began in January 2007 and are scheduled to end in January 2017. The principal balance of the promissory note at December 31, 2013 and 2012, of $2.9 billion and $3.6 billion, respectively, is recorded as a reduction to Cenovus' partners' capital; correspondingly, principal payments are recorded as an increase in Cenovus' partners' capital.

Notes to Financial Statements	WRB Refining LP

3. Accounting Policies

Accounting Principles

The financial statements have been prepared in accordance with U.S. generally accepted accounting principles.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and the disclosures of contingent assets and liabilities. Actual results could differ from the estimates.

Revenue Recognition

Revenues are realized from sales of crude oil, gasoline, distillates, jet fuel, propane, butane, sulfur, coke, asphalt, solvents, other petroleum and chemical products, and other items and are recognized when title passes to the customer, which is when the risk of ownership passes to the purchaser and physical delivery of goods occurs.

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

Notes to Financial Statements	WRB Refining LP

3. Accounting Policies (continued)

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

Impairment of Property, Plant, and Equipment

Property, plant, and equipment used in operations are assessed for impairment whenever changes in facts and circumstances indicate a possible significant deterioration in the future cash flows expected to be generated by an asset group. If indicators of potential impairment exist, an undiscounted cash flow test is performed. If the sum of the undiscounted pretax cash flows is less than the carrying value of the asset group, the carrying value is written down to estimated fair value through additional amortization or depreciation provisions and reported as an impairment in the period in which the determination of the impairment is made. Individual assets are grouped for impairment purposes at the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets – generally at an entire refinery complex level. Because there usually is a lack of quoted market prices for long-lived assets, the fair value of impaired assets is typically determined based on the present values of expected future cash flows using discount rates believed to be consistent with those used by principal market participants or based on a multiple of operating cash flows validated with historical market transactions of similar assets where possible. Long-lived assets held

Notes to Financial Statements	WRB Refining LP

3. Accounting Policies (continued)

for sale are accounted for at the lower of amortized cost or fair value, less cost to sell, with fair value determined using a binding negotiated price, if available, or present value of expected future cash flows as previously described.

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

Property Dispositions

When major units of depreciable property are retired or sold, the asset cost and related accumulated depreciation are eliminated, with any gain or loss reflected in income. When less-than-complete units of depreciable property are disposed of or retired, the difference between asset cost and salvage value is charged or credited to accumulated depreciation.

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

Environmental Costs

WRB is subject to federal, state, and local environmental laws and regulations. These laws and regulations may result in obligations to remove or mitigate the effects on the environment of the placement, storage, disposal, or release of certain chemical, mineral, and petroleum substances at various sites. Environmental expenditures are expensed or capitalized, depending upon their future economic benefit. Expenditures relating to an existing condition caused by past operations that do not have a future economic benefit are expensed. Liabilities for environmental expenditures are recorded on an undiscounted basis when environmental assessments or cleanups are probable and the costs can be reasonably estimated. Phillips 66 has indemnified WRB for all the environmental obligations at the refineries relating to the time period prior to WRB's formation. At December 31, 2013 and 2012, WRB had no material accrued environmental costs.

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

Subsequent Events

Events and transactions subsequent to the balance sheet date have been evaluated for potential recognition or disclosure through February 10, 2014, the date these financial statements were available to be issued.

Notes to Financial Statements	WRB Refining LP

4. Interest Cost

Interest cost incurred for the years ended December 31, 2013, 2012, and 2011, was $0.7 million, $0.7 million, and $3.5 million, respectively, of which $3.3 million for 2011 was capitalized into property, plant, and equipment. The remaining interest cost incurred was included in other expenses in the accompanying statements of operations.

5. Inventories

Inventories at December 31 were as follows:

	Thousands of Dollars
	2013	2012

Crude oil and petroleum products	$843,198	1,086,286
Materials, supplies, and other	44,333	41,175
	$887,531	1,127,461

The excess of current replacement cost over LIFO cost of inventories was estimated as $618.4 million and $600.0 million at December 31, 2013 and 2012, respectively.

During 2013, certain inventory quantity reductions caused a liquidation of LIFO inventory values. This liquidation decreased income before taxes by $19.0 million compared to a decrease to income before taxes of $2.0 million in 2012 and an increase to income before taxes of $23.0 million during 2011.

6. Property, Plant, and Equipment

WRB's investment in property, plant, and equipment (PP&E) with accumulated depreciation and amortization (D&A) at December 31 was as follows:

	Thousands of Dollars
	2013			2012
	Gross PP&E	Accumulated D&A	Net PP&E	Gross PP&E	Accumulated D&A	Net PP&E

Borger	$3,651,281	(869,533)	2,781,748	3,708,012	(876,454)	2,831,558
Wood River	9,109,425	(1,625,670)	7,483,755	8,983,351	(1,289,294)	7,694,057
Headquarters	692	—	692	1,356	—	1,356
	$12,761,398	(2,495,203)	10,266,195	12,692,719	(2,165,748)	10,526,971

Impairments of PP&E totaled $1.4 million, $1.5 million, and $88.2 million for 2013, 2012, and 2011, respectively.

The 2013 impairments resulted from two canceled projects at the Wood River refinery and five canceled projects at the Borger refinery.
The 2012 impairments resulted from two canceled projects at the Wood River refinery and one canceled project at the Borger refinery. These projects were canceled due to revised operating plans that no longer required utilization of the previously capitalized costs, which were written off at project cancellation.

Notes to Financial Statements	WRB Refining LP

6. Property, Plant, and Equipment (continued)

During 2011, the fluid catalytic cracker unit, originally planned as part of the Coker Refinery Expansion (CORE) Project at the Wood River refinery, was canceled due to revised economic projections. As a result, capitalized project costs of $88.1 million were impaired. Assets under capital leases were not material in 2013 or 2012. The amortization of capital lease assets is included in depreciation and amortization expense.

7. Intangibles

The carrying value of amortizable intangible assets at December 31 follows:

	Thousands of Dollars
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Technology licenses	$14,000	7,367	6,633
Balance at December 31, 2013	$14,000	7,367	6,633

Technology licenses	$14,000	6,857	7,143
Balance at December 31, 2012	$14,000	6,857	7,143

Amortization expense for 2013, 2012, and 2011 was $0.5 million, $0.6 million, and $4.6 million, respectively. The expected annual amortization expense for 2014 through 2018 is $0.5 million per year.

Indefinite-lived intangible assets, comprising operating permits, had a carrying value of $7.9 million at December 31, 2013 and 2012.

8. Asset Retirement Obligations

Asset retirement obligations at December 31 were as follows:

	Thousands of Dollars
	2013	2012

Asset retirement obligations	$73,846	75,763
Asset retirement obligation costs due within one year*	(5,103)	(3,958)
Long-term asset retirement obligations	$68,743	71,805
*Included in other accruals on the balance sheet.

Notes to Financial Statements	WRB Refining LP

8. Asset Retirement Obligations (continued)

During 2013 and 2012, the overall asset retirement obligation changed as follows:

	Thousands of Dollars
	2013	2012

Beginning of period	$75,763	106,938
Accretion of discount	3,058	4,143
Changes in estimates of existing obligations	(1,275)	(31,418)
Spending on existing obligations	(3,700)	(3,900)
Balance at December 31	$73,846	75,763

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

Upon formation, WRB became a party to the 2006 consent decree between Phillips 66 and the U.S. government to address alleged violations of the Federal Clean Air Act. WRB is required to make capital expenditures to comply with the consent decree. Remaining obligations for the consent decrees and other regulatory environmental obligations approximated $23.0 million and were completed in 2012.

10. Derivatives and Financial Instruments

Derivative Instruments

WRB uses financial and commodity-based derivative contracts to manage exposures to fluctuations in foreign currency exchange rates and commodity prices. Since WRB is not currently using cash flow hedge accounting, all gains and losses, realized or unrealized, from derivative contracts have been recognized in the accompanying statements of operations. Cash flows from all derivative activity for the periods presented appear in the operating section of the accompanying statements of cash flows.

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

Notes to Financial Statements	WRB Refining LP

10. Derivatives and Financial Instruments (continued)

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

Phillips 66 sources WTI crude oil for several of its owned and operated refineries from Cushing, Oklahoma. As part of these supply activities, Phillips 66 hedges the crude cost using financial derivatives. A portion of the crude supply is delivered to WRB refineries, and that portion of the gain/loss from hedging is allocated to WRB as part of the acquisition cost of the crude oil. The allocated derivative-related acquisition cost includes a loss of $23.3 million in 2013 and a gain of $7.2 million in 2012. The tables below reflect derivatives entered into by WRB directly and do not reflect these derivative-related cost allocations from Phillips 66.

The following table indicates the balance sheet line items that include the fair values of commodity derivative assets and liabilities presented net (i.e., commodity derivative assets and liabilities with the same counterparty are netted where the right of setoff exists); however, the balances in the following table are presented gross:

	Thousands of Dollars
At December 31	2013	2012
Assets
Other current assets	$744	3,731

Liabilities
Other accruals	$1,395	4,617

Notes to Financial Statements	WRB Refining LP

10. Derivatives and Financial Instruments (continued)

The gains (losses) from commodity derivatives incurred, and the line items where they appear on the accompanying statements of operations, were as follows:

	Thousands of Dollars
	2013	2012	2011

Third-party sales	$(1,713)	6,951	(563)
Cost of sales	(9,310)	983	9,237

The table below summarizes WRB's material net exposures resulting from outstanding commodity derivative contracts. These financial and physical derivative contracts are primarily used to manage price exposure on WRB's underlying operations. The underlying exposures may be from nonderivative positions such as inventory volumes. Financial derivative contracts may also offset physical derivative contracts, such as forward sales contracts. As of December 31, 2013 and 2012, the percentage of WRB derivative contract volume expiring within the next 12 months was 100 percent for both periods.

	Open Position Long/(Short)
	December 31 2013	December 31 2012
Commodity
Crude oil, refined products, and natural gas liquids (thousands of barrels)	(513)	(301)

Credit Risk

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

WRB's trade receivables result primarily from its refined product sales under term sales contracts. WRB has a limited number of customers, resulting in a concentration of credit risk. WRB does not generally require collateral to limit the exposure to loss; however, WRB will sometimes use letters of credit, prepayments, and master netting agreements to mitigate credit risk with counterparties that both buy from and sell to WRB, as these agreements permit the amounts owed by WRB or owed to others to be offset against amounts due to WRB. Sales to Phillips 66 and Equilon Enterprises LLC represent the majority of WRB's revenue at 59 percent and 24 percent in 2013, 56 percent and 27 percent in 2012, and 57 percent and 27 percent in 2011, respectively. The majority of receivables have payment terms of 30 days or less, and this exposure and the creditworthiness of the counterparties are continuously monitored.

As of December 31, 2013 and 2012, WRB had no derivative instruments in a liability position that contain credit-contingent collateral features.

Notes to Financial Statements	WRB Refining LP

11. Fair Value Measurements

Fair Values of Financial Instruments

We used the following methods and assumptions to estimate the fair value of financial instruments:

•	Cash and cash equivalents: The carrying amount reported on the balance sheet approximates fair value.

•	Accounts and notes receivable: The carrying amount reflects normal credit terms and management’s assessment of collectibility and approximates fair value.

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

The classification of an asset or liability is based on the lowest level of input significant to its fair value. Those that are initially classified as Level 3 are subsequently reported as Level 2 when the fair value derived from unobservable inputs is inconsequential to the overall fair value, or if corroborated market data becomes available. Assets and liabilities that are initially reported as Level 2 are subsequently reported as Level 3 if corroborated market data is no longer available. There were no material transfers into or out of Level 1.

Recurring Fair Value Measurements

Financial assets and liabilities reported at fair value on a recurring basis primarily include derivative instruments. WRB values exchange-traded derivatives using closing prices provided by the exchange as of the balance sheet date, and these are classified as Level 1 in the fair value hierarchy. When exchange-provided prices are adjusted, nonexchange quotes are used, or when the instrument lacks sufficient liquidity, WRB generally classifies those exchange-cleared contracts as Level 2. OTC financial swaps and physical commodity forward purchase and sales contracts are generally valued using quotations provided by brokers and price index developers such as Platts and Oil Price Information Service. These quotes are corroborated with market data and are classified as Level 2. In certain less-liquid markets or for longer-term contracts, forward prices are not as readily available. In these circumstances, OTC swaps and physical commodity purchase and sales contracts are valued using internally developed methodologies that consider historical relationships among various commodities, which result in management’s best estimate of fair value. These contracts are classified as Level 3. WRB uses a midmarket pricing convention (the midpoint between bid and ask prices). When appropriate, valuations are adjusted to reflect credit considerations and are generally based on available market evidence.
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

Notes to Financial Statements	WRB Refining LP

11. Fair Value Measurements (continued)

These tables also show that WRB's Level 3 activity was not material.

WRB has master netting arrangements for all of its exchange-cleared derivative instruments and OTC derivative instruments. The following tables show these contracts on a net basis in the column “Effect of Counterparty Netting.” WRB has no contracts that are subject to master netting arrangements that are reflected gross on the balance sheet.

The carrying values and fair values by hierarchy of WRB's material financial instruments, either carried or disclosed at fair value, and derivative assets and liabilities, including any effects of master netting agreements or collateral, were:

	Thousands of Dollars
	December 31, 2013
	Fair Value Hierarchy			Total Fair Value of Gross Assets & Liabilities	Effect of Counterparty Netting	Effect of Collateral Netting	Difference in Carrying Value and Fair Value	Net Carrying Value Presented on the Balance Sheet
	Level 1	Level 2	Level 3
Commodity Derivative Assets
Exchange-cleared instruments	$744	—	—	744	(744)	—	—	—
	$744	—	—	744	(744)	—	—	—

Commodity Derivative Liabilities
Exchange-cleared instruments	$1,343	—	—	1,343	(744)	(599)	—	—
Physical forward contracts*	—	—	52	52	—	—	—	52
	$1,343	—	52	1,395	(744)	(599)	—	52
*Physical forward contracts may have a larger value on the balance sheet than disclosed in the fair value hierarchy when the remaining contract term at the reporting date is greater than 12 months and the short-term portion is an asset while the long-term portion is a liability, or vice versa.
There was no additional cash collateral received or paid that was not reflected in the "Effect of Collateral Netting" column due to a policy election to report balances on a gross basis.

	Thousands of Dollars
	December 31, 2012
	Fair Value Hierarchy			Total Fair Value of Gross Assets & Liabilities	Effect of Counterparty Netting	Effect of Collateral Netting	Difference in Carrying Value and Fair Value	Net Carrying Value Presented on the Balance Sheet
	Level 1	Level 2	Level 3
Commodity Derivative Assets
Exchange-cleared instruments	$3,731	—	—	3,731	(3,731)	—	—	—
	$3,731	—	—	3,731	(3,731)	—	—	—

Commodity Derivative Liabilities
Exchange-cleared instruments	$4,617	—	—	4,617	(3,731)	(886)	—	—
	$4,617	—	—	4,617	(3,731)	(886)	—	—
There was no additional cash collateral received or paid that was not reflected in the "Effect of Collateral Netting" column due to a policy election to report balances on a gross basis.

Notes to Financial Statements	WRB Refining LP

12. Leases

WRB leases railcars, computers, office buildings, and other facilities and equipment. Certain leases include escalation clauses for adjusting rentals to reflect changes in price indices, as well as renewal options and/or options to purchase the leased property for the fair market value at the end of the lease term. There are no significant restrictions imposed by the leasing agreements in regard to dividends, asset dispositions, or borrowing ability. At December 31, 2013, future minimum rental payments due under noncancelable operating leases were as follows:

Thousands of Dollars

2014	$14,609
2015	14,522
2016	11,416
2017	9,016
2018	3,318
Remaining years	—
Net minimum operating lease payments	$52,881

Operating lease rental expense for the years ended December 31, 2013, 2012, and 2011, was $18.0 million, $13.2 million, and $7.8 million, respectively.

Notes to Financial Statements	WRB Refining LP

13. Related-Party Transactions

At December 31, significant transactions with related parties were as follows:

	Thousands of Dollars
	2013	2012	2011

Operating/other revenues (a) (d)	$11,804,843	10,541,927	10,324,759
Cost of sales (b) (d)	15,056,453	13,853,123	14,290,159
Operating expenses and selling, general, and administrative expenses (c)	432,796	429,626	433,584

(a)
WRB sells petroleum finished products and crude oil to Phillips 66 and Cenovus under the terms of existing agreements. Interest income is earned from CUH related to CUH's promissory note; see Note 2 — Contribution of Assets to WRB Refining. In 2013, 2012, and 2011, this amount totaled $189.7 million, $235.3 million and $278.2 million, respectively. Interest income receivable was $43.0 million and $54.7 million at December 31, 2013 and 2012, respectively, and is included in accounts receivable - related parties.

(b)
Crude oil, natural gas, natural gas liquids, and other feedstocks are purchased from Phillips 66 for use in refinery processes at market prices as per the Feedstock Supply Agreement. Fees are paid to various pipeline companies related to Phillips 66 for transporting crude oil and finished refined products.

(c)
WRB pays Phillips 66 for payroll and benefits related to refinery personnel, general and administrative expenses from various Phillips 66 corporate service providers, and natural gas that Phillips 66 acquired for the refineries.

(d)
A portion of WRB's economic hedging activities are done through derivative transactions with Phillips 66. As of December 31, 2013, there are no unrealized derivative assets with Phillips 66 reflected on the balance sheet. There were no derivative transactions with Phillips 66 in 2013. In 2012, derivative transactions with Phillips 66 resulted in $0.4 million in gains, reflected in cost of sales. In 2011, derivative transactions with Phillips 66 resulted in $5.7 million in gains, reflecting a $4.4 million loss in revenues along with a $10.1 million gain in cost of sales.

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

Texas margin tax was $(7.4) million, $9.4 million, and $7.3 million for 2013, 2012, and 2011, respectively, resulting in an effective tax rate of (0.4) percent, 0.4 percent, and 0.4 percent for 2013, 2012, and 2011, respectively. The change in the effective tax rate between 2011, 2012, and 2013 reflects the impact of refining the state apportionment factors in conjunction with filing the 2012 Texas margin tax return.

As of December 31, 2013, WRB had no liability reported for unrecognized tax benefits. Any interest and penalties related to taxes are included in the provision for taxes. Such interest and penalties were immaterial in all periods presented.

At December 31, 2013 and 2012, WRB had $18.0 million and $27.0 million, respectively, of net deferred tax liability, derived principally from the taxable temporary difference attributable to property, plant, and equipment.

Chevron Phillips Chemical Company LLC

2013 Consolidated Financial Statements
With Report of Independent Auditors

Report of Independent Auditors

The Board of Directors of Chevron Phillips Chemical Company LLC

We have audited the accompanying consolidated financial statements of Chevron Phillips Chemical Company LLC (the Company), which comprise the consolidated balance sheets as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income, changes in members' equity, and cash flows for each of the three years in the period ended December 31, 2013, and the related notes to the consolidated financial statements.

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

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chevron Phillips Chemical Company LLC at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Houston, Texas
February 19, 2014

Chevron Phillips Chemical Company LLC
Consolidated Statement of Comprehensive Income

	Years Ended December 31
Millions of Dollars	2013	2012	2011
Revenues and Other Income
Sales and other operating revenues	$13,147	13,243	13,867
Equity in income of affiliates, net	627	507	379
Other income	16	30	21
Total Revenues and Other Income	13,790	13,780	14,267

Costs and Expenses
Cost of goods sold	10,311	10,329	11,632
Selling, general and administrative	606	600	538
Research and development	58	50	46
Loss on early extinguishment of debt	—	287	—
Total Costs and Expenses	10,975	11,266	12,216
Income from Continuing Operations Before Interest and Taxes	2,815	2,514	2,051
Interest income	3	3	4
Interest expense	—	11	22
Income from Continuing Operations Before Taxes	2,818	2,506	2,033
Income tax expense	71	67	57
Income from Continuing Operations	2,747	2,439	1,976
Discontinued operations	(4)	(36)	(6)
Net Income	2,743	2,403	1,970

Other Comprehensive Income (Loss)
Foreign currency translation adjustments	(4)	10	(3)
Defined benefit plans adjustments:
Net actuarial gain (loss)	154	(79)	(115)
Prior service cost	22	16	17
Defined benefit plans adjustments—equity affiliate	(1)	(1)	—
Total Other Comprehensive Income (Loss)	171	(54)	(101)
Comprehensive Income	$2,914	2,349	1,869

See Notes to Consolidated Financial Statements.

Chevron Phillips Chemical Company LLC
Consolidated Balance Sheet

	At December 31
Millions of Dollars	2013	2012
ASSETS
Cash and cash equivalents	$674	738
Accounts receivable, net—trade (net of allowance of $7 million in 2013 and $6 million in 2012)	1,188	1,141
Accounts receivable—affiliates	253	236
Inventories	995	972
Prepaid expenses and other current assets	31	39
Assets held for sale	—	76
Total Current Assets	3,141	3,202

Property, plant and equipment	9,345	8,177
Less: accumulated depreciation	5,122	4,915
Property, plant and equipment, net	4,223	3,262
Investments in and advances to affiliates	3,093	2,871
Other assets and deferred charges	76	74
Total Assets	$10,533	9,409

LIABILITIES AND MEMBERS' EQUITY
Accounts payable—trade	$1,069	829
Accounts payable—affiliates	243	279
Accrued income and other taxes	82	87
Accrued salaries, wages and benefits	145	155
Short-term debt—affiliates	11	11
Accrued distributions to members	270	581
Other current liabilities and deferred credits	46	58
Total Current Liabilities	1,866	2,000

Employee benefit obligations	213	418
Other liabilities and deferred credits	99	90
Total Liabilities	2,178	2,508

Members' capital	8,522	7,239
Accumulated other comprehensive loss	(167)	(338)
Total Members' Equity	8,355	6,901
Total Liabilities and Members' Equity	$10,533	9,409

See Notes to Consolidated Financial Statements.

Chevron Phillips Chemical Company LLC
Consolidated Statement of Changes in Members' Equity

Millions of Dollars	Members' Capital	Accumulated Other Comprehensive Income/(Loss)	Total Members' Equity
December 31, 2010	$5,037	(183)	4,854
Net income	1,970	—	1,970
Other comprehensive loss	—	(101)	(101)
Distributions to members	(895)	—	(895)
December 31, 2011	6,112	(284)	5,828
Net income	2,403	—	2,403
Other comprehensive loss	—	(54)	(54)
Distributions to members	(1,276)	—	(1,276)
December 31, 2012	7,239	(338)	6,901
Net income	2,743	—	2,743
Other comprehensive income	—	171	171
Distributions to members	(1,460)	—	(1,460)
December 31, 2013	$8,522	(167)	8,355

See Notes to Consolidated Financial Statements.

Chevron Phillips Chemical Company LLC
Consolidated Statement of Cash Flows

	Years ended December 31
Millions of Dollars	2013	2012	2011
Cash Flows From Operating Activities
Net income	$2,743	2,403	1,970
Adjustments to reconcile net income to net cash flows provided by operating activities
Depreciation, amortization and retirements	278	265	258
Distributions greater (less) than income from equity affiliates	54	(101)	(72)
Loss on early extinguishment of debt	—	287	—
Losses on asset impairments	24	91	—
Net increase in operating working capital	(48)	(83)	(217)
Benefit plan contributions	(137)	(89)	(75)
Other	116	70	83
Net Cash Provided by Operating Activities	3,030	2,843	1,947

Cash Flows From Investing Activities
Capital expenditures	(1,125)	(550)	(308)
Purchases of intangible assets	(2)	(18)	(33)
Capitalized interest on equity method investments	(1)	(28)	(59)
Advances to Jubail Chevron Phillips Company	(11)	—	—
Advances to Chevron Phillips Singapore Chemicals Limited	(6)	(15)	—
Advances to Saudi Polymers Company	(98)	(200)	—
Liquidation funding for Phillips Sumika Polypropylene Company	—	(9)	(24)
Investments in and advances to Petrochemical Conversion Company Ltd.	(149)	(136)	(20)
(Advances to) repayments from Qatar Chemical Company II Ltd. (Q-Chem II)	55	303	(99)
Proceeds from the sale of assets	14	—	—
Other	—	1	9
Net Cash Used in Investing Activities	(1,323)	(652)	(534)

Cash Flows From Financing Activities
Repayment of debt	—	(1,284)	(500)
Proceeds from the issuance of long-term debt	—	—	299
Distributions to members	(1,771)	(695)	(1,320)
Net Cash Used in Financing Activities	(1,771)	(1,979)	(1,521)

Net Increase (Decrease) in Cash and Cash Equivalents	(64)	212	(108)
Cash and Cash Equivalents at Beginning of Period	738	526	634
Cash and Cash Equivalents at End of Period	$674	738	526

Supplemental Disclosures of Cash Flow Information
Net increase in operating working capital
Decrease (increase) in accounts receivable	$(35)	85	(166)
Increase in inventories	(4)	(166)	(126)
Decrease (increase) in prepaid expenses and other current assets	9	—	(9)
Increase in accounts payable	95	49	109
Increase (decrease) in accrued income and other taxes	(10)	15	9
Decrease in other current liabilities	(103)	(66)	(34)
Total	$(48)	(83)	(217)
Cash paid for interest	$—	18	27
Cash paid for income taxes	72	65	51

See Notes to Consolidated Financial Statements.

Chevron Phillips Chemical Company LLC
Notes to Consolidated Financial Statements—December 31, 2013

Chevron Phillips Chemical Company LLC
Notes to Consolidated Financial Statements—December 31, 2013

Note 1—General Information

Chevron Phillips Chemical Company LLC1, through its subsidiaries and equity affiliates, manufactures and markets a wide range of petrochemicals on a worldwide basis, with manufacturing facilities in Belgium, China, Colombia, Qatar, Saudi Arabia, Singapore, South Korea and the United States. CPChem is a limited liability company formed under Delaware law, owned 50 percent by Chevron U.S.A. Inc. (Chevron), an indirect wholly-owned subsidiary of Chevron Corporation, and 50 percent by wholly-owned subsidiaries of Phillips 66 (collectively, the “members”). Prior to the May 1, 2012 downstream separation of ConocoPhillips, Phillips 66’s interest in the Company was owned by certain wholly-owned subsidiaries of ConocoPhillips.

The Company is governed by its Board of Directors (the “Board”) under the terms of a limited liability company agreement. There are three voting representatives each from Chevron and Phillips 66, and the chief executive officer and the chief financial officer of the Company are non-voting representatives. Certain major decisions and actions require the approval of the Board. All decisions and actions of the Board require the approval of at least one representative each of Chevron and of Phillips 66.

Note 2—Summary of Significant Accounting Policies

Consolidation and Investments - The accompanying consolidated financial statements include the accounts of Chevron Phillips Chemical Company LLC and its wholly-owned subsidiaries (collectively, “CPChem”). All significant intercompany investments, accounts and transactions have been eliminated in consolidation. Investments in affiliates in which CPChem has 20 percent to 50 percent of the voting control, or in which the Company exercises significant influence but not control over major decisions, are accounted for using the equity method. Other securities and investments are accounted for under the cost method.

Estimates, Risks and Uncertainties - The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect certain amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates and assumptions.

There are varying degrees of risk and uncertainty in each of the countries in which CPChem operates. The Company insures the business and its assets against material insurable risks in a manner deemed appropriate. Because of the diversity of CPChem’s operations, the Company believes any loss incurred from an uninsured event in any one business or country, other than damages from named wind storms or a terrorist act directed at CPChem operations, would not have a material adverse effect on operations as a whole. However, any such loss could have a material impact on financial results in the period recorded.

Revenue Recognition - Sales of petrochemicals, natural gas liquids and other items, including by-products, are recorded when title passes to the customer. Royalties for licensed technology that are paid in advance are recognized as revenue as the associated services are rendered, while royalties paid based on a licensee’s production are recognized as volumes are produced by the licensee. Sales are presented net of discounts and allowances. Freight costs billed to customers are recorded as a component of revenue.

CPChem markets and sells petrochemical products on behalf of certain equity affiliates for which the Company receives a marketing commission. Such commissions generally are recorded as Sales and other operating revenues. The Company also purchases petrochemical products from certain equity affiliates and sells them to customers on behalf of the affiliates. Such sales are recorded as Sales and other operating revenues, with the associated purchases recorded as Cost of goods sold. See Notes 6 and 8 for more information.

[1] Unless otherwise indicated, “the Company” and “CPChem” are used in this report to refer to the business of Chevron Phillips Chemical Company LLC and its consolidated subsidiaries.

Chevron Phillips Chemical Company LLC
Notes to Consolidated Financial Statements—December 31, 2013

Cash and Cash Equivalents - Cash equivalents are short-term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from their date of purchase.

Accounts Receivable - Accounts receivable is shown net of an allowance for estimated non-recoverable amounts. Accounts that are deemed uncollectible are written off to expense.

Inventories - For U.S. operations, cost of product inventories is primarily determined using the dollar-value, last-in, first-out (LIFO) method. These inventories are valued at the lower of cost or market. Lower-of-cost-or-market write-downs for LIFO-valued inventories are generally considered to be temporary. For operations outside the U.S., product inventories are typically valued using either the first-in, first-out method or the weighted-average method. Materials and supplies inventories are carried at weighted-average cost.

Property, Plant and Equipment - Property, plant and equipment is stated at cost, and is comprised of assets, defined as property units, with an initial expected economic life beyond one year. Asset categories are used to compute depreciation and amortization using the straight-line method over the associated estimated useful lives.

Long-lived assets used in operations are assessed for possible impairment when events or changes in circumstances indicate a potential significant deterioration in future cash flows projected to be generated by an asset group. Individual assets are grouped for impairment purposes at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, which is generally at a product line level.

If, upon review, the sum of the projected undiscounted pre-tax cash flows is less than the carrying value of the asset group, the carrying value is written down to estimated fair value. The fair values of impaired assets are usually determined based on the present value of projected future cash flows using discount rates commensurate with the risks involved in the asset group, as quoted market prices in active markets are generally not available. The expected future cash flows used for impairment reviews and related fair value calculations are based on projected production quantities, sales quantities, prices and costs, considering available internal and external information at the date of review.

Should an impairment of assets arise, the Company may be required to record a charge to operations that could be material to the period reported. However, CPChem believes that any such charge, if required, would not have a material adverse effect on its financial position or liquidity.

Equity Method Investments - Investments in affiliates in which CPChem has 20 percent to 50 percent of the voting control, or in which the Company exercises significant influence but not control over major decisions, are accounted for using the equity method. Included in the investment value is interest that is capitalized on the Company’s investments in and advances to affiliates for qualifying assets that are constructed or acquired while the affiliate is engaged in activities necessary to begin its planned principal operations. This, along with other situations such as the initial investment in an affiliate, can create a difference between CPChem’s carrying value of an equity investment and the Company’s underlying equity in the net assets of the affiliate, known as a basis difference. Such differences are generally amortized as a change in the carrying value of the investment, with an offset recorded to Equity in income of affiliates, over the useful life of the affiliate’s primary asset.

Equity method investments are assessed for impairment whenever changes in the facts and circumstances indicate a loss in value has occurred that is other than a temporary decline in value. In making the determination as to whether a decline is other than temporary, the Company considers such factors as the duration and extent of the decline, the investee’s financial performance, and the Company’s ability and intention to retain its investment for a period that will be sufficient to allow for any anticipated recovery in the investment’s estimated fair value. In such cases, the investment is impaired down to fair value based on the present value of expected future cash flows using discount rates commensurate with the risks of the investment.

Maintenance and Repairs - Maintenance and repair costs, including turnaround costs of major producing units, are expensed as incurred.

Chevron Phillips Chemical Company LLC
Notes to Consolidated Financial Statements—December 31, 2013

Research and Development Costs - Research and development costs are expensed as incurred.

Property Dispositions - Assets that are no longer in service and for which there is no contemplated future use by the Company are retired. When assets are retired or sold, the asset cost and related accumulated depreciation are eliminated, with any gain or loss reflected in the Consolidated Statement of Comprehensive Income.

Asset Retirement Obligations - An asset and a liability are recorded at fair value when there is a legal obligation associated with the retirement of a long-lived asset and the amount can be reasonably estimated. When the liability is initially recorded, this cost is capitalized by increasing the carrying amount of the related long-lived asset. Over time, the liability is increased for changes in present value, and the capitalized cost is depreciated over the estimated useful life of the related asset.

Foreign Currency Translation - Adjustments that result from translating foreign financial statements using a foreign functional currency into U.S. dollars are included in Accumulated other comprehensive loss in members’ equity. Foreign currency transaction gains and losses are included in current earnings. Many of CPChem’s foreign operations use their local currency as the functional currency.

Environmental Costs - Environmental expenditures are expensed or capitalized as appropriate, depending on future economic benefit. Expenditures that relate to an existing condition caused by past operations and that do not have future economic benefit are expensed. Liabilities for expenditures are recorded on an undiscounted basis unless the amount and timing of cash payments for the liability are fixed or determinable, in which case they are recorded on a discounted basis. Expenditures that create future benefits or that contribute to future revenue generation are capitalized and depreciated or amortized, as applicable, over their estimated useful lives.

Capitalization of Interest - Interest costs incurred to finance major projects with an expected construction period of longer than one year, and interest costs associated with investments in equity affiliates that have their planned principal operations under construction, are capitalized until commercial production begins. Capitalized interest is amortized over the life of the associated asset.

Income Taxes - CPChem is treated as a flow-through entity for U.S. federal income tax and for most state income tax purposes whereby each member is taxable on its respective share of income, and tax-benefited on its respective share of loss. However, CPChem is liable for certain state income and franchise taxes, and for foreign income and withholding taxes incurred directly or indirectly by the Company. The Company follows the liability method of accounting for income taxes.

Certain amounts for prior periods have been reclassified in order to conform to the current reporting presentation.

Chevron Phillips Chemical Company LLC
Notes to Consolidated Financial Statements—December 31, 2013

Note 3—New Accounting Standards

In February 2013, the Financial Accounting Standards Board (FASB) issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. Additionally, an entity must identify significant amounts that are reclassified in their entirety by the respective line items of net income, either on the face of the statement presenting net income or in the notes to the financial statements. For amounts that are not required to be reclassified in their entirety, an entity may cross-reference other disclosures that provide additional detail. CPChem adopted the provisions of the standard effective January 1, 2013. Implementation of this standard only affected footnote disclosures and had no impact on consolidated results of operations, financial position, or liquidity.

In March 2013, the FASB issued ASU 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity, which clarifies when a cumulative translation adjustment (CTA) associated with a foreign entity will be released into net income. If a sale or transfer of a group of assets or an investment in a foreign entity results in a complete or substantially complete liquidation, the full CTA will be released into net income. Additionally, if a partial sale of an equity method investment in a foreign entity occurs, the pro-rata share of the CTA will be released into net income. CPChem adopted the provisions of the new standard effective January 1, 2013. Implementation of this standard had no material impact on consolidated results of operations, financial position, or liquidity.

Note 4—Discontinued Operations

The Company completed the sale of one of its wholly-owned Specialties, Aromatics & Styrenics subsidiaries in 2013. The carrying value of the net assets was $12 million prior to the sale, and a $1 million gain from the sale was recognized in 2013. The gain is included in Discontinued operations in the Consolidated Statement of Comprehensive Income.

The carrying amounts of the major classes of assets and liabilities that were reclassified as held for sale on the Consolidated Balance Sheet are as follows:

At December 31
Millions of Dollars	2012
Assets
Accounts receivable, net	$30
Inventories	13
Property, plant and equipment, net	23
Other	10
Assets held for sale	76
Liabilities
Other	9

Intercompany balances, eliminated upon consolidation, that were associated with assets and related liabilities held for sale included intercompany payables of $60 million at December 31, 2012.

The results of operations associated with the assets and liabilities held for sale were classified in Discontinued operations in the Consolidated Statement of Comprehensive Income, including $97 million, $157 million, and $163 million of Sales and other operating revenues for the years ended December 31, 2013, 2012, and 2011, respectively. Discontinued operations have not been segregated in the Consolidated Statement of Cash Flows. The information in Note 19 is presented on a continuing operations basis.

Chevron Phillips Chemical Company LLC
Notes to Consolidated Financial Statements—December 31, 2013

Note 5—Accumulated Other Comprehensive Loss

The components of Accumulated other comprehensive loss and their changes during the period include:

Millions of Dollars	Defined Benefit Plans	Foreign Currency Translation Adjustments	Total
At December 31, 2012	$(431)	93	(338)
Other comprehensive income (loss) before reclassifications	126	(23)	103
Amounts reclassified from accumulated other comprehensive loss	49	—	49
Amount recognized from disposition of wholly-owned foreign subsidiary	—	19	19
Net current-period other comprehensive income (loss)	175	(4)	171
At December 31, 2013	$(256)	89	(167)

Millions of Dollars	Defined Benefit Plans	Foreign Currency Translation Adjustments	Total
At December 31, 2011	$(367)	83	(284)
Other comprehensive income (loss) before reclassifications	(105)	10	(95)
Amounts reclassified from accumulated other comprehensive loss	41	—	41
Net current-period other comprehensive income (loss)	(64)	10	(54)
At December 31, 2012	$(431)	93	(338)

Defined benefit plans adjustments reclassified from Accumulated other comprehensive loss are included in the computation of net periodic benefit cost. See Note 17 for more information. Foreign currency translation adjustments reclassified from Accumulated other comprehensive loss are included in Discontinued operations on the Consolidated Statement of Comprehensive Income relating to the gain on sale of discontinued operations.

Chevron Phillips Chemical Company LLC
Notes to Consolidated Financial Statements—December 31, 2013

Note 6—Transactions with Affiliates2

Significant transactions with affiliated parties, including equity affiliates, for the years ended December 31, were as follows:

Millions of Dollars	2013	2012	2011
Sales and other operating revenues (a)	$2,213	2,474	2,801
Cost of goods sold (b,c,d)	3,774	4,088	4,219
Selling, general and administrative (c,d)	(14)	(22)	(47)

a.
CPChem sold ethylene residue gas and natural gas liquids to Phillips 66; specialty chemicals, alpha olefin products, and aromatics and styrenics by-products to Chevron; and feedstocks to equity affiliates, all at prices that approximated market. CPChem received royalties on licensed technology and marketing fees on product sales from certain equity affiliates.

b.
CPChem purchased various feedstocks and finished products from Chevron, Phillips 66, and certain equity affiliates at prices that approximated market. In addition, Chevron and Phillips 66 provided CPChem with certain common facility and manufacturing services at certain facilities.

c.
Chevron and Phillips 66 provided various services to CPChem under services agreements, including engineering consultation, research and development, laboratory services, procurement services and pipeline operating services.

d.
Cost of goods sold amounts were reduced for billings to certain equity affiliates and Phillips 66 primarily for non-core services provided at cost, totaling $18 million in 2013, $43 million in 2012, and $94 million in 2011, that were credited to expense. Cost of goods sold amounts were also reduced for marketing fees paid to CPChem by certain equity affiliates under sales and marketing agreements with those entities, totaling $34 million in 2013, $36 million in 2012, and $39 million in 2011. Selling, general and administrative amounts also included credits for non-core services provided at cost totaling $79 million in 2013, $84 million in 2012, and $91 million in 2011.

CPChem had $11 million of loans outstanding at December 31, 2013 and 2012 with its equity affiliate Shanghai Golden Phillips Petrochemical Company Limited. See Note 11 for more information.

[2] Transactions occurring with Phillips 66 were conducted with ConocoPhillips prior to the May 1, 2012 downstream separation of ConocoPhillips.

Chevron Phillips Chemical Company LLC
Notes to Consolidated Financial Statements—December 31, 2013

Note 7—Inventories

Inventories at December 31 were as follows:

Millions of Dollars	2013	2012
LIFO inventories
Olefins & Polyolefins	$461	429
Specialties, Aromatics & Styrenics	170	182
Total LIFO inventories	631	611
Non-LIFO inventories
Olefins & Polyolefins	146	124
Specialties, Aromatics & Styrenics	107	137
Total non-LIFO inventories	253	261
Materials, supplies and other	111	100
Total inventories	$995	972

The excess of replacement cost over carrying value of product inventories valued under the LIFO method was $608 million and $563 million at December 31, 2013 and 2012, respectively. Lower-of-cost-or-market write-downs of non-LIFO-valued inventories were immaterial in 2013, 2012, and 2011.

Note 8—Investments in and Advances to Affiliates

CPChem’s investments in its affiliates, accounted for using the equity method, are as follows. These affiliates are also engaged in the manufacturing and/or marketing of petrochemicals.

	Ownership Interest	Segment
Americas Styrenics LLC	50%	SAS
Chevron Phillips Singapore Chemicals (Private) Limited	50	O&P
Gulf Polymers Distribution Company FZCo	35	O&P
Jubail Chevron Phillips Company	50	SAS
K R Copolymer Co., Ltd.	60	SAS
Petrochemical Conversion Company Ltd.	50	SAS
Phillips Sumika Polypropylene Company	60*	O&P
Qatar Chemical Company Ltd. (Q-Chem)	49	O&P
Qatar Chemical Company II Ltd. (Q-Chem II)	49	O&P
Saudi Chevron Phillips Company	50	SAS
Saudi Polymers Company	35	O&P
Shanghai Golden Phillips Petrochemical Company Limited	40	O&P

* Profit/loss sharing percentage

Phillips Sumika Polypropylene Company and K R Copolymer Co., Ltd. are not consolidated because CPChem does not have voting control of these entities.

Chevron Phillips Chemical Company LLC
Notes to Consolidated Financial Statements—December 31, 2013

Qatar Chemical Company Ltd. (Q-Chem)

Q-Chem is a 49 percent-owned joint venture company that owns and operates an ethylene, polyethylene (PE) and 1‑hexene petrochemicals complex in Mesaieed, Qatar. In September 2013, Qatar Petroleum (QP) transferred a 49% ownership share in Q-Chem to Mesaieed Petrochemical Holding Company QSC, a wholly owned affiliate of QP, retaining a 2% ownership share in Q-Chem. Almost all of Q-Chem’s product is purchased by Q-Chem Distribution Company Limited (Q-Chem DC), which is wholly-owned by Q-Chem. CPChem is a party to an agency agreement with Q-Chem DC to act as the (i) exclusive agent for the sale of Q-Chem’s PE production outside of the Middle East and its 1‑hexene production worldwide and (ii) non-exclusive agent for the sale of Q-Chem’s PE production in certain Middle East countries. Under the terms of the agency agreement, which has been extended through March 31, 2014, CPChem is compensated through a marketing fee, at market rates, for products it markets and sells. The Company expects the agency agreement to be extended prior to its expiration, subject to the outcome of the regulatory consultation process described in the next paragraph. CPChem guarantees customer payments to Q-Chem DC for sales arranged by CPChem under the agency agreement. CPChem is also a party to separate sales agreements to purchase, upon mutual agreement with Q-Chem DC, product from Q-Chem DC and resell such product to customers. Sales to customers associated with these purchases are reported on a gross revenue basis, with the marketing fee recorded as a reduction to Cost of goods sold in the Consolidated Statement of Comprehensive Income.

In November 2012, the Qatari government issued a decree law establishing that Qatar Chemical and Petrochemical Marketing and Distribution Company (now known as Muntajat), a state-owned entity, will be responsible for marketing and distributing certain chemical and petrochemical products produced in Qatar. The initial list of products, identified in the decree law as “Regulated Products,” does not include those produced by Q-Chem or Q-Chem II; however, the list may be modified from time to time by the government of Qatar. In December 2012, Q-Chem and
Q-Chem II were advised that a regulatory consultation process was being initiated regarding products that include those produced by Q-Chem and Q-Chem II; the regulatory consultation process is ongoing.

Qatar Chemical Company II Ltd. (Q-Chem II)

Q-Chem II is a second petrochemical joint venture company located in Mesaieed, Qatar that is owned 49 percent by CPChem. In September 2013, QP transferred a 49% ownership share in Q-Chem II to Mesaieed Petrochemical Holding Company QSC, a wholly owned affiliate of QP, retaining a 2% ownership share in Q-Chem II. Q-Chem II owns PE and normal alpha olefins (NAO) plants that are located on a site adjacent to the complex owned by Q-Chem. An ethylene cracker that provides ethylene feedstock via pipeline to the Q-Chem II plants is located in Ras Laffan Industrial City, Qatar. The ethylene cracker and pipeline are owned by Ras Laffan Olefins Company, a joint venture of Q-Chem II and Qatofin Company Limited (Qatofin). Q-Chem II owns 53.85 percent of the capacity rights to the ethylene cracker and pipeline, and the balance is held by Qatofin. Collectively, Q-Chem II consists of its interest in the ethylene cracker and pipeline and the PE and NAO plants. Q-Chem II was financed through limited recourse loans from commercial banks and an export credit agency (collectively, “senior debt”), and equity contributions and subordinated loans from the co-venturers.

For a three-year period following project completion, which occurred in December 2011, each co-venturer has agreed to provide loans to Q-Chem II, on a pro rata basis, if there is insufficient cash available to pay the targeted quarterly principal amounts due on the senior debt. These loans are (i) limited to the amount of lost operating margins directly resulting from any shortfalls in feedstock supplies, or the actual cash deficiency, whichever is less, and (ii) capped at $50 million for the co-venturers, combined. CPChem believes it is unlikely that performance under the support agreement will be required.

Although Q-Chem II is considered to be a variable interest entity under consolidation accounting standards, the power to direct the activities of Q-Chem II that most significantly impact its economic performance is shared between CPChem and QP. These activities include the feedstock supply and the manufacturing and sale of Q-Chem II’s petrochemical products.

Chevron Phillips Chemical Company LLC
Notes to Consolidated Financial Statements—December 31, 2013

Decisions regarding these activities require unanimous agreement by CPChem and QP, such that neither party has the power individually to control these activities. Therefore, neither the Company nor QP is the primary beneficiary of Q-Chem II, and CPChem records its 49 percent share of Q-Chem II’s operating results using the equity method. CPChem’s maximum exposure to loss at December 31, 2013 was as follows:

Millions of Dollars	Recorded in the Balance Sheet as	Amount
Carrying amount of equity investment in Q-Chem II	Investments in and advances to affiliates	$581
Unrecorded pro rata share of Q-Chem II's cash deficiency to cover its senior debt payments	Not applicable	25
Total		$606

CPChem believes the risk of incurring any substantial portion of the stated maximum exposure to loss is remote.

Almost all of Q-Chem II’s products are purchased by Q-Chem II Distribution Company Limited (Q-Chem II DC), which is wholly-owned by Q-Chem II. CPChem is a party to an agency agreement with Q-Chem II DC to act as the (i) exclusive agent for the sale of Q-Chem II’s PE production outside of the Middle East and its NAO production worldwide and (ii) non-exclusive agent for the sale of Q-Chem II’s PE production in certain Middle East countries.

Under the terms of the agency agreement, CPChem is compensated through a marketing fee, at market rates, for products it markets and sells. CPChem is also a party to an offtake and credit risk agreement with Q-Chem II DC to purchase, at market prices, specified amounts of product for any sales shortfall under the terms of the agency agreement. Sales to customers associated with such purchases are reported on a gross revenue basis, with the marketing fee recorded as a reduction to Cost of goods sold in the Consolidated Statement of Comprehensive Income. CPChem has no exposure to price risk for any quantities that it may be obligated to purchase under the terms of the offtake and credit risk agreement. CPChem also guarantees the customer payments to Q-Chem II DC for all sales arranged by CPChem under the agency agreement. The agency agreement and offtake and credit risk agreement expire on the earlier of (i) December 3, 2022, or (ii) the cessation of Q-Chem II as a joint venture. CPChem expects to be able to sell all of the production under the terms of the agency agreement, and further expects that reimbursements to Q-Chem II DC for customer payment defaults would be minimal.

See the Q-Chem disclosure in this Note 8 regarding formation of Muntajat, the Qatari state-owned entity responsible for the international marketing and distribution of certain chemical and petrochemical products produced in Qatar. The inclusion of Q-Chem II’s products under the Muntajat marketing network would require modification to certain Q-Chem II financing documents, including the current agency agreement, which would be subject to lender approval.

Saudi Chevron Phillips Company (SCP)

SCP is a 50 percent-owned joint venture company that owns and operates an aromatics complex at Jubail Industrial City, Saudi Arabia. Under the terms of a sales and marketing agreement that runs through 2026, CPChem is obligated to purchase, at market prices, all of the production from the plant less any quantities sold by SCP in the Middle East region. CPChem has no exposure to price risk for volumes that it may be obligated to purchase, and the Company expects to be able to sell all of the purchased production required under the terms of the sales and marketing agreement. Under the terms of the sales and marketing agreement, CPChem is compensated through a marketing fee, at market rates, for products that it markets and sells, and it assumes the credit risk for such sales. Sales to customers associated with such purchases are reported on a gross revenue basis, with the marketing fee recorded as a reduction to Cost of goods sold in the Consolidated Statement of Comprehensive Income.

Chevron Phillips Chemical Company LLC
Notes to Consolidated Financial Statements—December 31, 2013

Jubail Chevron Phillips Company (JCP)

JCP is a 50 percent-owned joint venture company that owns and operates an integrated styrene facility at Jubail Industrial City, Saudi Arabia. The subsidiary of CPChem that directly owns the 50 percent interest in JCP, along with the other co-venturer, each guarantees its respective 50 percent share of the loans payable by JCP to the Saudi Industrial Development Fund (SIDF) for the duration of the loans. Amounts outstanding under the loan agreements with SIDF totaled $86 million at December 31, 2013.

Under the terms of a sales and marketing agreement that runs through 2033, CPChem is obligated to purchase, at market prices, all of the production from the plant less any quantities sold by JCP in the Middle East region and quantities sold under a long-term contract for a portion of the styrene production. CPChem has no exposure to price risk for volumes that it may be obligated to purchase, and the Company expects to be able to sell all of the purchased production required under the terms of the sales and marketing agreement. Under the terms of the sales and marketing agreement, CPChem is compensated through a marketing fee, at market rates, for products that it markets and sells, and it assumes the credit risk for such sales. Sales to customers associated with such purchases are reported on a gross revenue basis, with the marketing fee recorded as a reduction to Cost of goods sold in the Consolidated Statement of Comprehensive Income.

The maximum future payment CPChem could be required to make under the aforementioned guarantee is $43 million based on balances at December 31, 2013. The carrying amount of the liability recorded for the guarantee, discounted and weighted for probability, totaled $1 million at both December 31, 2013 and December 31, 2012. The liability is included in Other liabilities and deferred credits, with an offsetting amount in Investments in and advances to affiliates on the Consolidated Balance Sheet. CPChem believes it is unlikely that performance under the guarantee will be required.

Saudi Polymers Company (SPCo)

SPCo is a 35 percent-owned joint venture company that owns and operates an integrated petrochemicals complex at Jubail Industrial City, Saudi Arabia, which produces ethylene, propylene, PE, polypropylene (PP), polystyrene (PS), and 1-hexene. The remaining 65 percent of SPCo is owned by National Petrochemical Company (Petrochem), which is owned by Saudi Industrial Investment Group (SIIG) and other Saudi investors. Construction of the complex was completed in 2011, and SPCo announced commercial production on October 1, 2012. In advance of running certain operating reliability tests required for project completion under the financing agreements, SPCo is working to correct certain plant operating technical issues.

SPCo is being funded through share subscriptions and non-interest bearing subordinated loans from CPChem and Petrochem in proportion to their ownership interests, and through limited recourse loans from commercial banks, loans guaranteed by an export credit agency, and loans from the Public Investment Fund (PIF) and SIDF (collectively, “senior debt”). Principal and accrued interest outstanding under the senior debt totaled $3.440 billion at December 31, 2013. SPCo began making principal payments on the outstanding balance in June 2013.

Under the terms of the financing agreements, funding available from the senior debt was ultimately limited to the lesser of 70 percent of total project costs or $3.589 billion excluding interest. The several obligations of CPChem and Petrochem to fund share subscriptions and non-interest bearing subordinated loans, in proportion to their ownership interests, are limited to the estimate of total project costs determined at the time of the Petrochem initial public offering less the total commitments available from senior debt. As the initial co-sponsors of the project, CPChem and SIIG are each obligated to fund, through interest-bearing subordinated loans, 50 percent of any project costs that are not funded by the combination of senior debt, share subscriptions and non-interest bearing subordinated loans from CPChem and Petrochem, and operating cash flow prior to project completion. These funding obligations terminate upon achieving project completion, as defined in the financing agreements. In October 2013, SPCo's lenders agreed to extend the time to achieve project completion under the financing agreements from December 31, 2013 to June 30, 2015.

Chevron Phillips Chemical Company LLC
Notes to Consolidated Financial Statements—December 31, 2013

Most of SPCo’s products are purchased by Gulf Polymers Distribution Company FZCo (GPDC), which is owned by CPChem and Petrochem in the same ownership percentages as SPCo. CPChem is a party to an agency agreement with GPDC to act as its exclusive agent for the sale of SPCo’s products outside of certain countries in the Middle East region and a non-exclusive agent for the sale of its products in certain countries in the Middle East region, for which CPChem is compensated through a marketing fee at market rates. CPChem is also a party to offtake and credit risk agreements with both SPCo and GPDC under which it is required to purchase, at market prices, specified production quantities if GPDC fails to purchase or if CPChem fails to sell the products under the terms of the agency agreement. Sales to customers associated with such purchases are reported on a gross revenue basis, with the marketing fee recorded as a reduction to Cost of goods sold in the Consolidated Statement of Comprehensive Income. CPChem has no exposure to price risk for any quantities that it may be obligated to purchase under the terms of the offtake agreements. CPChem also guarantees GPDC’s payments to SPCo and the customer payments to GPDC for all sales arranged by CPChem under the agency agreement. The agency agreement and offtake and credit risk agreements expire in July 2041. The Company expects to be able to sell all of the production under the terms of the agency agreement, and further expects that reimbursements for customer payment defaults, if any, would be minimal.

In association with the SPCo project, CPChem and SIIG committed to execute a number of additional capital projects that they are undertaking on a 50/50 sharing basis through Petrochemical Conversion Company Ltd. (PCC). Fuel gas for these additional capital projects was allocated by the Ministry of Petroleum and Mineral Resources of the Kingdom of Saudi Arabia (Ministry) through an allocation letter process. The fuel gas allocation letter, which expired in September 2013, documents the capital project obligations to be carried out by CPChem and SIIG. CPChem and SIIG are working to complete the capital projects that were outlined in the original fuel gas allocation letter and expect to receive either a further extension of the fuel gas allocation letter or the issuance of a fuel gas supply agreement. The milestone dates for completing the polymer-based conversion capital projects, and the nylon 6,6 and nylon compounding capital projects, were June 30, 2013 and December 31, 2013, respectively. The fuel gas allocation letter includes rights in favor of the Ministry to demand compensatory payments in satisfaction of any unmet obligations. Pursuant to the terms agreed with the Ministry, the required compensatory payment obligations are secured by letters of credit. CPChem’s share of these compensatory obligations is $253 million. Although the projects are in an advanced stage of construction, the June 30, 2013 and December 31, 2013 milestone dates were not met; however, PCC is working diligently to complete the projects and expects these projects to be completed in 2014. CPChem and SIIG are providing quarterly reports regarding the status of the projects to Saudi Aramco, which is charged by the Ministry with administering the fuel gas allocation letter.

To enable SPCo to start operations, SPCo entered into conditional feedstock agreements for ethane and propane with Saudi Aramco in September 2011, both of which contain a reference to the PCC capital project obligations. SPCo, together with CPChem and SIIG, will be addressing with the Ministry the need to obtain replacement feedstock agreements that meet the requirements of project completion in the financing agreements.

Although CPChem has a 35 percent ownership interest in SPCo, under the terms of the completion guarantees in the financing agreements, the commercial bank lenders, the export credit agency, and PIF have the right to demand from CPChem: (i) if SPCo is unable to fund its debt service obligations as they come due, the funds to cover 50 percent of the periodic debt service requirements of their loans until project completion is achieved; and (ii) if project completion has not occurred by June 30, 2015, or upon the occurrence of certain defined events prior to project completion, repayment of 50 percent of all outstanding principal and interest on the loans. Additionally, the subsidiary of CPChem that directly holds the ownership interest in SPCo has guaranteed 50 percent of the loans payable by SPCo to SIDF for the duration of the loans, which mature in 2020.

The maximum future payments CPChem could be required to make under the aforementioned completion and SIDF guarantees are $1.720 billion based on the Company’s guaranteed portion of SPCo’s senior debt balances and associated interest outstanding at December 31, 2013. The carrying amount of the liability recorded, discounted and weighted for probability, for these guarantees totaled $10 million at both December 31, 2013 and 2012. The liability is included in Other liabilities and deferred credits, with an offsetting amount in Investments in and advances to affiliates on the Consolidated Balance Sheet. CPChem believes it is unlikely that performance under any of the guarantees will be required.

Chevron Phillips Chemical Company LLC
Notes to Consolidated Financial Statements—December 31, 2013

Phillips Sumika Polypropylene Company (PSPC)

PSPC is a 60 percent-owned joint venture formed in 1992 with Sumika Polymers America Corporation (SPAC), an affiliate of Sumitomo Chemical Company, Limited, with facilities located in Pasadena, Texas. The joint venture was formed for the purpose of manufacturing, marketing and market development of polypropylene resins and compounds and, under the terms of the joint venture agreement, CPChem and its partner are each obligated to fund losses of PSPC that are not covered by its net cash flows. In September 2011, CPChem and SPAC agreed to permanently shut down and wind up PSPC’s operations. PSPC’s operating units were shut down in late January 2012. Demolition and wind-up activities began in 2012 and were completed in 2013, and the joint venture was terminated effective December 31, 2013. CPChem recognized income of $14 million in 2012 as a result of a reevaluation of its obligations associated with the shut down and wind-up of PSPC’s operations.

Basis Differences

A difference between CPChem’s carrying value of an equity investment and the Company’s underlying equity in the net assets of the affiliate is known as a basis difference. Basis differences that existed at December 31, by affiliate, were:

Millions of Dollars	2013	2012
Americas Styrenics LLC	$59	64
Jubail Chevron Phillips Company	17	18
Qatar Chemical Company II Ltd. (Q-Chem II)	25	26
Saudi Polymers Company	114	119
All others in the aggregate	5	4

Chevron Phillips Chemical Company LLC
Notes to Consolidated Financial Statements—December 31, 2013

Summarized Financial Information

Summarized financial information for CPChem’s equity investments, shown at 100 percent, follows:

Millions of Dollars	Saudi Polymers Company

Years ended December 31	2013	2012	2011
Revenues	$1,213	246	—
Income before income taxes	(12)	(175)	(6)
Net income	(14)	(163)	(6)

At December 31
Current assets	$610	222	69
Noncurrent assets	4,971	5,199	4,846
Current liabilities	427	290	74
Noncurrent liabilities	4,060	4,024	3,570

Millions of Dollars	Other Middle East Equity Investments			All Others in the Aggregate

Years ended December 31	2013	2012	2011	2013	2012	2011
Revenues	$6,633	6,140	5,364	2,996	2,636	3,094
Income (loss) before income taxes	1,855	1,586	1,251	32	5	(116)[3]
Net income (loss)	1,447	1,239	977	31	(5)	(122)[3]

At December 31
Current assets	$2,718	2,445	2,554	658	611	733
Noncurrent assets	4,511	4,458	4,326	465	496	513
Current liabilities	1,686	1,492	1,935	335	309	463
Noncurrent liabilities	1,915	2,136	2,510	112	105	80
[3] Includes losses of $85 million derived from PSPC based on CPChem’s recognized portion of its losses, including wind-up activities that carried over into 2012 and were completed in 2013.

Under the terms of the Q-Chem II joint venture agreement, QP agreed to undertake and settle Q-Chem II's Qatar corporate income tax liabilities incurred beginning in 2011, the first year following the commencement of Q-Chem II's commercial operations, through 2020, which is described as a pay-on-behalf (POB) obligation. This POB obligation incurred by QP increased CPChem’s Equity in income from affiliates by $85 million in 2013, $73 million in 2012 and $39 million in 2011.

Dividends

Dividends received from equity affiliates totaled $660 million in 2013, $367 million in 2012, and $278 million in 2011. CPChem’s members’ capital included $458 million and $491 million of cumulative undistributed net earnings from equity affiliates at December 31, 2013 and 2012, respectively.

Chevron Phillips Chemical Company LLC
Notes to Consolidated Financial Statements—December 31, 2013

Note 9—Property, Plant and Equipment

Property, plant and equipment, at December 31, was as follows:

Millions of Dollars	2013	2012
Olefins & Polyolefins	$7,206	6,093
Specialties, Aromatics & Styrenics	1,869	1,792
Other	270	292
Gross property, plant and equipment, at cost	9,345	8,177
Less: accumulated depreciation	5,122	4,915
Property, plant and equipment, net	$4,223	3,262

At December 31, 2013, approximately $5.9 billion of gross property, plant and equipment consisted of chemical plant assets depreciated over estimated useful lives of approximately 25 years. Other non-plant items, such as furniture, fixtures, buildings and automobiles, have estimated useful lives ranging from 5 to 45 years, with a weighted average of 28 years. Assets under construction totaled $1.2 billion at December 31, 2013 and $566 million at December 31, 2012. There were $18 million of non-cash additions to property, plant and equipment in 2012, which are excluded from Capital expenditures on the Consolidated Statement of Cash Flows.

CPChem recorded asset retirements of $8 million in O&P in 2013, $11 million in 2012 ($4 million in SAS and $7 million in O&P) and $5 million in 2011 ($2 million in SAS and $3 million in O&P). Asset retirements are primarily included in Cost of goods sold on the Consolidated Statement of Comprehensive Income. See Note 16 for a discussion of impairment losses.

Note 10—Asset Retirement Obligations and Accrued Environmental Liabilities

Asset retirement obligations and accrued environmental liabilities at December 31 were:

Millions of Dollars	2013	2012
Asset retirement obligations	$17	14
Accrued environmental liabilities	6	10
Total asset retirement obligations and accrued environmental liabilities	23	24
Less: portion classified as short-term	4	5
Long-term asset retirement obligations and accrued environmental liabilities	$19	19

Asset retirement obligations and accrued environmental liabilities that are classified as short-term are included in Other current liabilities and deferred credits on the Consolidated Balance Sheet. Long-term asset retirement obligations and accrued environmental liabilities are included in Other liabilities and deferred credits on the Consolidated Balance Sheet.

Asset Retirement Obligations

The Company’s asset retirement obligations involve the treatment of soil contamination and closure of remaining assets at the Guayama, Puerto Rico facility and asbestos abatement at certain facilities.

Chevron Phillips Chemical Company LLC
Notes to Consolidated Financial Statements—December 31, 2013

Accrued Environmental Liabilities

Total accrued environmental liabilities at December 31, 2013 and 2012 were $6 million and $10 million, respectively. There were no material differences between accrued discounted environmental liabilities and the associated undiscounted amounts. Accrued environmental liabilities are primarily related to soil and groundwater remedial investigations at domestic facilities and site restoration activities at the Puerto Rico facility.

Note 11—Debt

In China, direct lending between different legal entities is restricted by the country’s central bank, the People’s Bank of China (PBOC). The vehicle used by companies to facilitate inter-company financing in China is the Entrust Loan. An Entrust Loan is a financing agreement where a bank acts as an agent of entrusted funds from a depositor that the depositor loans to a related-party borrower designated by the depositor. The interest rates applicable to these intermediated inter-company loans are set by the PBOC. CPChem is party to certain Entrust Loans in which Shanghai Golden Phillips Petrochemical Company Limited (SGP), a 40 percent-owned joint venture, is the depositor of excess cash with an intermediary bank, and Chevron Phillips Chemicals Shanghai Corporation, a wholly owned indirect subsidiary of CPChem, is the borrower of those funds. SGP has historically made Entrust Loans to its owners in proportion to their ownership interests in SGP. The loans currently outstanding have varying maturities not exceeding one year and are classified as Short-term debt in the Consolidated Balance Sheet. CPChem had $11 million of such loans outstanding at December 31, 2013 and 2012.

In June 2009, CPChem issued, in a private placement, $300 million of 7% senior unsecured notes due in June 2014 and $400 million of 8.25% senior unsecured notes due in June 2019. In January 2011, CPChem issued, in a private placement, $300 million of 4.75% senior unsecured notes due in February 2021. Interest was payable semiannually on all of the notes.

In 2012, the Company redeemed all of its outstanding senior unsecured notes. With the redemptions, the Company recognized associated losses on early extinguishment of debt of $287 million, comprised of prepayment premiums and unamortized discounts and issuance costs. See Note 18 for more information. Since the retirement of its notes, the Company has had no long-term debt outstanding.

CPChem’s commercial paper program is supported by two revolving credit facilities. The $320 million five-year facility is scheduled to expire in November 2017. The $300 million four-year facility is scheduled to expire in December 2014, and the Company intends to renew the facility prior to its expiration. These two facilities provide a total capacity of $620 million supporting the Company’s commercial paper program. The facilities are subject to quarterly commitment fees, which are calculated based on the undrawn portions of each of the facilities. The credit agreements contain covenants and events of default typical of bank revolving credit facilities, such as restrictions on liens, but they contain no financial statement covenants. The agreements also contain a provision requiring maintenance of CPChem’s ownership by Chevron and/or Phillips 66 of at least 50 percent in the aggregate. Provisions in these agreements are not considered to be restrictive to normal operations.

Notes issued under CPChem’s commercial paper program are in the tier-2 commercial paper market with maturities of 90 days or less, and the Company pays market rates applicable to tier-2 commercial paper issuers plus a dealer fee on any commercial paper that is issued. In 2013, the Company issued and fully repaid an immaterial amount of commercial paper. There were no commercial paper borrowings during 2012, and no balance was outstanding at December 31, 2013 or 2012.

Chevron Phillips Chemical Company LLC
Notes to Consolidated Financial Statements—December 31, 2013

CPChem is also party to a $200 million trade receivables securitization agreement, which is scheduled to expire in March 2016. The agreement provides CPChem the ability to increase borrowing capacity by up to an additional $200 million (for a total capacity of $400 million) with prior approval from the lenders. Indebtedness under this agreement is secured by a lien on certain of the Company’s trade receivables. As pledged receivables are collected by the Company from time to time, CPChem either repays outstanding amounts under the trade receivables securitization agreement or replenishes the collateral pool with new, uncollected receivables. The borrower under this securitization agreement is CPC Receivables Company LLC (CPC Receivables), a wholly-owned special purpose subsidiary of CPChem. Under the securitization agreement, certain of the Company’s trade receivables are legally sold to CPC Receivables, and CPC Receivables pledges such receivables as security for the performance of its obligations under the securitization agreement. Except for the consolidation of its interest in CPC Receivables, CPChem does not otherwise claim ownership of any assets or liabilities of CPC Receivables. The securitization agreement contains no financial statement covenants. CPChem pays a monthly facility fee on the total commitment amount under the facility. Amounts borrowed under the facility are subject to a base rate equal to the commercial paper issuance cost incurred by the conduits of the facility plus a program fee that is payable monthly. No secured borrowings were made during 2013 or 2012, and no balance was outstanding under the trade receivables securitization agreement at December 31, 2013 or 2012.

In the first quarter of 2011, an adjustment was recorded to reduce interest expense and increase Investments in and advances to affiliates to capitalize associated interest attributable to prior periods. The adjustment did not have a material effect on the Company’s consolidated results of operations or financial position.

Note 12—Guarantees, Commitments and Indemnifications

Guarantees

CPChem’s headquarters building is leased under an agreement that extends to September 10, 2015, which may be extended further at market rates upon mutual agreement with the landlord. The agreement contains a fixed price purchase option, which was considered to be the fair market value of the building at the time of the lease renewal, and a residual value guarantee. If CPChem does not extend the lease or exercise the purchase option prior to the expiration of the lease in September 2015, the Company has an obligation to pay the lessor the shortfall, if any, in the proceeds realized from the sale of the building to a third party relative to the guaranteed residual value of $30 million. Under the lease, CPChem is entitled to receive any proceeds from the sale of the building that are in excess of the purchase option price. While it is not possible to predict with certainty the amount, if any, that the Company would be required to pay or be entitled to receive should the building be sold to a third party upon the expiration of the lease, CPChem believes that the amount paid or received would not be material to consolidated results of operations, financial position or liquidity.

See Note 8 for a discussion of certain guarantees and commitments related to the Company’s investments in affiliates.

Commitments

See Note 15 for a discussion of commitments under non-cancelable operating leases.

Indemnifications

As part of CPChem’s ongoing business operations, the Company enters into numerous agreements with other parties which apportion future risks between the parties to the transaction or relationship governed by the agreements. One method of apportioning risk is the inclusion of provisions requiring one party to indemnify the other party against losses that might be incurred in the future. Many of CPChem’s agreements, including technology license agreements, contain indemnities that require the Company to perform certain acts, such as defending certain licensees against patent infringement claims of others, as a result of the occurrence of a triggering event or condition.

Chevron Phillips Chemical Company LLC
Notes to Consolidated Financial Statements—December 31, 2013

These indemnity obligations are diverse and numerous, and each has different terms, business purposes, and triggering events or conditions. In addition, the indemnities in each agreement vary widely in their definitions of both the triggering event and the resulting obligation, which is contingent upon that triggering event. Because many of CPChem’s indemnity obligations are not limited in duration or potential monetary exposure, the Company cannot reasonably calculate the maximum potential amount of future payments that could possibly be paid under the indemnity obligations stemming from all of its existing agreements. CPChem is not aware of the occurrence of any triggering event or condition that would have a material adverse impact on consolidated results of operations, financial position or liquidity as a result of an indemnity obligation arising from such a triggering event or condition.

Note 13—Contingent Liabilities

In the case of known contingent liabilities, CPChem records an undiscounted liability when a loss is probable and the amount can be reasonably estimated. These liabilities are not reduced for potential insurance recoveries. If applicable, undiscounted receivables are recorded for probable loss recoveries from insurance or other parties. As facts concerning contingent liabilities become known, the Company reassesses its position with respect to accrued liabilities and other potential exposures. Estimates that are particularly sensitive to future change include legal matters and contingent liabilities for environmental remediation. Estimated future costs related to legal matters are subject to change as events occur and as additional information becomes available.

CPChem believes it is remote that future costs related to known contingent liabilities will exceed current accruals by an amount that would have a material adverse effect on consolidated results of operations, financial position or liquidity.

Legal Matters

CPChem is responsible for certain lawsuits alleging personal injury as a result of exposure to asbestos, most of which are alleged to have taken place prior to the time CPChem was formed. These lawsuits are frequently dismissed or resolved through negotiated settlement prior to trial, but trials do sometimes occur and have resulted in judgments both in favor of and against CPChem’s interests.

CPChem has recorded a liability for its estimated obligation for certain asbestos-related claims. The liability as recorded is not considered to be material to the financial position or liquidity of the Company. In the event that CPChem’s actual obligation exceeds its current accrual, the Company will be required to record a charge to operations that could be considered material to the period during which the charge is reported. However, CPChem believes that any such charge, if required, would not have a material adverse effect on its financial position or liquidity.

CPChem is a party to a number of other legal proceedings that arose in the ordinary course of business for which, in many instances, no provision has been made in the financial statements.

Environmental Obligations

CPChem is subject to federal, state and local environmental laws and regulations that may result in obligations to mitigate or remove the effects on the environment of the placement, storage, disposal or release of certain chemical, mineral and petroleum substances at its sites. Estimated future environmental remediation costs are subject to change due to such factors as the periodic refinement of remediation estimates for cleanup costs, prospective changes in laws and regulations, the unknown timing and extent of ultimate remedial actions that may be required, and the determination of CPChem’s liability in proportion to those of other responsible parties. The Company records accruals for environmental liabilities based on best estimates obtained from consulting and engineering subject matter experts. Unasserted claims are considered in the determination of environmental liabilities and are accrued in the period when they become probable and reasonably estimable. See Note 10 for a discussion of environmental liabilities accrued by the Company.

Chevron Phillips Chemical Company LLC
Notes to Consolidated Financial Statements—December 31, 2013

The Company also assumed certain historical environmental liabilities. In some cases, CPChem may be entitled to indemnification for all or a portion of the accrued environmental liabilities. The Company is currently conducting environmental investigations at certain facilities, and it has an ongoing groundwater remediation project at its Puerto Rico facility, which could extend up to 20 years. Following completion of the environmental investigations, the potential for any additional remediation liabilities and applicable indemnifications will be determined.

Note 14—Credit Risk

Financial instruments that potentially subject CPChem to concentrations of credit risk consist primarily of cash equivalents and trade receivables. Cash equivalents are currently comprised of bank accounts and short-term investments with several financial institutions that have high credit ratings. The Company’s policy for short-term investments both diversifies and limits its exposure to credit risk. Trade receivables are dispersed among a broad customer base, both domestic and international, which generally results in limited concentrations of credit risk. Although CPChem maintains and follows credit policies and procedures designed to monitor and control receivable credit risk and exposure, a deterioration of general economic conditions and/or the financial condition of specific customers could result in an increase in CPChem’s credit risk or limit CPChem’s ability to collect accounts receivable from impacted customers. As part of its credit policy, the Company may require security from counterparties in the form of letters of credit or guarantees in amounts sufficient to support the credit exposure.

Note 15—Operating Leases

CPChem leases tank and hopper railcars, some of which are leased from Phillips 66; office buildings; and certain other facilities and equipment. Total operating lease rental expense was $63 million in 2013, $55 million in 2012, and $52 million in 2011. Aggregate future minimum lease payments under non-cancelable leases at December 31, 2013 totaled $44 million, $63 million, $29 million, $25 million and $22 million for the years 2014 through 2018, respectively, and $35 million thereafter. Included in aggregate future minimum lease payments for 2015 is the Company’s maximum exposure of $30 million under the contingent obligation associated with the lease agreement for the Company headquarters building.

Chevron Phillips Chemical Company LLC
Notes to Consolidated Financial Statements—December 31, 2013

Note 16—Fair Value Measurements

Accounting standards require disclosures that categorize assets and liabilities measured or disclosed at fair value into one of three different levels, depending on the observability of the inputs employed in the measurement. Level 1 inputs are quoted prices in active markets for identical assets or liabilities. Level 2 inputs are observable inputs other than quoted prices included within Level 1 for the asset or liability, either directly or indirectly through market-corroborated inputs. Level 3 inputs are unobservable inputs for the asset or liability reflecting significant modifications to observable related market data or the Company’s assumptions about pricing by market participants.

The carrying amounts of cash equivalents, trade and affiliated receivables, trade and affiliated payables, and short-term debt approximate fair values.

Recurring Measurements

CPChem records certain nonqualified deferred compensation plan liabilities at fair value, most of which are recorded as Employee benefit obligations on the Consolidated Balance Sheet. The Company values its deferred compensation liabilities, based on notional investments, using closing prices of underlying assets (mutual funds, common stocks and common collective trusts) provided by the exchange or issuer as of the balance sheet date, and these are classified as either Level 1 or Level 2 in the fair value hierarchy. Common collective trusts, classified as Level 2, are valued based on the current values of the underlying assets of the trusts as determined by the issuer. The following table summarizes these financial liabilities at December 31, valued on a recurring basis:

	Deferred Compensation Liabilities at Fair Value
Millions of Dollars	Level 1	Level 2	Level 3	Total
2013	$56	5	—	61
2012	45	3	—	48

Nonrecurring Measurements

As a result of changes in cash flow projections and decisions made regarding operations for certain facilities in conjunction with the Company’s budgeting process, impairment analyses were performed for certain Specialties, Aromatics & Styrenics assets in 2013 and 2012. Because the carrying values of the assets were not recoverable, the assets were written down to fair value less cost to sell, as applicable. The write downs resulted in recognition of impairment losses of $24 million and $91 million in 2013 and 2012, respectively, which are included in Equity in income of affiliates for 2013, and $60 million is included in Cost of goods sold and $31 million is included in Discontinued operations for 2012 in the Consolidated Statement of Comprehensive Income and are included in Losses on asset impairments in the Consolidated Statement of Cash Flows. Fair values are measured based on the present values of the Company’s estimated expected future cash flows using discount rates CPChem believes are commensurate with the risk involved in the asset groups, and are classified as Level 3 within the fair value hierarchy.

Chevron Phillips Chemical Company LLC
Notes to Consolidated Financial Statements—December 31, 2013

Note 17—Employee Benefit Plans

Pension and Other Postretirement Benefit Plans

A December 31 measurement date is used in the determination of pension and other postretirement benefit obligations and plan assets. The funded status of the pension and other postretirement benefit plans was as follows:

Millions of Dollars	Pension Benefits		Other Benefits
	2013	2012	2013	2012
Change in Benefit Obligation
Benefit obligation at January 1	$1,033	873	146	148
Service cost	48	50	4	4
Interest cost	41	37	5	6
Actuarial loss (gain)	(65)	137	4	(6)
Plan amendments	—	6	—	—
Foreign currency exchange rate change	2	1	—	—
Benefits paid	(52)	(66)	(6)	(6)
Settlements	(4)	(5)	—	—
Benefit obligation at December 31	1,003	1,033	153	146
Change in Plan Assets
Fair value of plan assets at January 1	705	614	106	100
Actual return on plan assets	104	77	16	4
Employer contributions	134	84	3	5
Foreign currency exchange rate change	1	—	—	—
Benefits paid	(52)	(66)	(4)	(4)
Settlements	(4)	(4)	—	—
Plan participant contributions	—	—	1	1
Fair value of plan assets at December 31	888	705	122	106
Funded Status at December 31	$(115)	(328)	(31)	(40)

Amounts recognized in the Consolidated Balance Sheet at December 31 follow:

Millions of Dollars	Pension Benefits		Other Benefits
	2013	2012	2013	2012
Current liabilities – accrued benefit liability	$5	6	—	—
Noncurrent liabilities – accrued benefit liability	110	322	31	40
Total recognized	$115	328	31	40

Chevron Phillips Chemical Company LLC
Notes to Consolidated Financial Statements—December 31, 2013

Amounts recognized in Accumulated other comprehensive loss at December 31, which have not yet been recognized in net periodic postretirement benefit cost, consisted of:

Millions of Dollars	Pension Benefits		Other Benefits
	2013	2012	2013	2012
Net actuarial loss	$212	358	6	14
Prior service cost	31	49	4	8
Total recognized	$243	407	10	22

Amounts included in Accumulated other comprehensive loss at December 31, 2013 that are expected to be amortized into net periodic postretirement benefit cost during 2014 are provided below:

Millions of Dollars	Pension Benefits	Other Benefits
Unrecognized net actuarial loss	$14	—
Unrecognized prior service cost	7	4

The accumulated benefit obligation for all pension plans was $887 million at December 31, 2013 and $908 million at December 31, 2012. Information for pension plans with accumulated benefit obligations in excess of plan assets at December 31 was as follows:

Millions of Dollars	2013	2012
Projected benefit obligation	$79	1,033
Accumulated benefit obligation	74	908
Fair value of plan assets	16	705

Weighted average rate assumptions used in determining estimated benefit obligations at December 31 were as follows:

	2013		2012
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Discount rate	5.05%	4.01	4.10	4.10
Rate of increase in compensation levels	4.10	—	4.00	—

Chevron Phillips Chemical Company LLC
Notes to Consolidated Financial Statements—December 31, 2013

The components of net periodic benefit cost and amounts recognized in Other Comprehensive Income (Loss) in the Consolidated Statement of Comprehensive Income for 2013, 2012 and 2011 were as follows:

	Pension Benefits			Other Benefits
Millions of Dollars	2013	2012	2011	2013	2012	2011
Net periodic benefit cost
Service cost	$47	50	44	4	4	4
Interest cost	41	37	38	5	6	7
Expected return on plan assets	(52)	(47)	(40)	(8)	(7)	(7)
Amortization of prior service cost	18	18	18	4	4	4
Recognized actuarial loss	27	19	16	—	—	—
Settlements	2	2	—	—	—	—
Total net periodic benefit cost	83	79	76	5	7	8
Changes recognized in other comprehensive (income) loss
Net actuarial loss (gain) during period	(119)	104	123	(8)	(6)	8
Reclassification adjustment – actuarial loss	(27)	(19)	(16)	—	—	—
Prior service cost during period	—	6	4	—	—	1
Reclassification adjustment – prior service cost	(18)	(18)	(18)	(4)	(4)	(4)
Total changes recognized in other comprehensive (income) loss	(164)	73	93	(12)	(10)	5
Recognized in net periodic benefit cost and other comprehensive (income) loss	$(81)	152	169	(7)	(3)	13

The weighted average amortization period for the unrecognized prior service cost at December 31, 2013 for the pension and other postretirement benefits plans was approximately five years. Unrecognized net actuarial losses at December 31, 2013 related to CPChem’s pension and other postretirement benefits plans are each being amortized on a straight-line basis over approximately eleven years.

The measurement of the accumulated postretirement benefit obligation for retiree health care plans assumes a health care cost trend rate of 8.5 percent in 2014 that declines to 4.5 percent in 2022. A one-percentage-point change in assumed health care cost trend rates would have the following effects on the 2013 amounts:

	One-Percentage Point
Millions of Dollars	Increase	Decrease
Effect on total service and interest cost components	$—	—
Effect on the postretirement benefit obligation	1	(1)

Chevron Phillips Chemical Company LLC
Notes to Consolidated Financial Statements—December 31, 2013

Weighted average rate assumptions used in determining net periodic benefit costs for pension and other postretirement benefits follow:

	2013		2012		2011
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Discount rate	5.05%	4.01	4.10	4.10	4.30	4.30
Expected return on plan assets	7.25	7.25	7.50	7.50	7.50	7.50
Rate of increase in compensation levels	4.10	—	4.00	—	4.50	—
The expected returns on plan assets were developed through, among other things, analysis of historical market returns for the plans’ investment classes and current market conditions.

The Company’s investment strategy with respect to pension plan assets is to maintain a diversified portfolio of domestic and international equities, fixed income securities and cash equivalents. Target asset allocations are chosen by the investment committees for each plan based on analyses of the historical returns and volatilities of various asset classes in comparison with plan-specific projected funding and benefit disbursement requirements. The target asset allocation for all of CPChem’s pension plans, in aggregate, was 69 percent equities, 29 percent fixed income, and 2 percent other as of December 31, 2013. Effective January 1, 2014, the Company’s investment committee adopted a dynamic de-risking/
re-risking program for the Company’s main pension plan. Under this program, the plan’s allocation to fixed income will increase as its funded status improves and decrease if its funded status deteriorates. Rates of return for the investment funds comprising each asset class are monitored quarterly against benchmarks and peer fund results. The diversified portfolios for each pension plan are intended to prevent significant concentrations of risk within plan assets, although plan assets are subject to general market and security-specific risks. The Company expects to fund approximately $55 million to its pension plans and $3 million to its other postretirement benefits plans in 2014.

Following is a description of the valuation methodologies used for plan assets measured at fair value:

•	Mutual funds are valued using quoted market prices that represent the net asset values of shares held by the plans at year-end.

•	Common collective trusts (CCTs) are valued at fair value using the net asset value as determined by the issuer based on the current values of the underlying assets of such trust.

•
Guaranteed investment contracts (GIC) are valued using a discounted cash flow method. The projected cash flow stream related to the holdings at December 31, 2013 through a date corresponding to the projected average estimated duration of the participants’ investments in the contracts is discounted using the equivalent Treasury bond yield adjusted for the credit quality of the GIC issuer.

Chevron Phillips Chemical Company LLC
Notes to Consolidated Financial Statements—December 31, 2013

The fair values of CPChem’s pension and other postretirement benefit plan assets at December 31, by asset class were as follows:

Pension Plan Assets

	2013				2012
Millions of Dollars	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Asset Class
Mutual funds/CCTs[4]:
U.S. equities (a)	$263	—	—	263	206	—	—	206
Global equities (b)	142	127	—	269	113	98	—	211
Non U.S. equities (c)	—	85	—	85	—	67	—	67
Fixed income (d)	125	121	—	246	105	96	—	201
Blended fund investments (e)	9	—	—	9	5	—	—	5
Money market (f)	8	—	—	8	7	—	—	7
GIC (g)	—	—	8	8	—	—	8	8
Total	$547	333	8	888	436	261	8	705

Other Postretirement Plan Assets

	2013				2012
Millions of Dollars	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Asset Class
Mutual funds/CCTs[4]:
U.S. equities (a)	$45	—	—	45	37	—	—	37
Global equities (b)	15	15	—	30	13	13	—	26
Non U.S. equities (c)	—	10	—	10	—	8	—	8
Fixed income (d)	22	14	—	36	22	12	—	34
Money market (f)	1	—	—	1	1	—	—	1
Total	$83	39	—	122	73	33	—	106
[4] Mutual funds and CCTs are classified as Level 1 and Level 2 inputs, respectively, as defined in the fair value hierarchy in ASC 820 (refer to Note 16 for additional information).

(a)	This asset class invests the majority of assets in securities of companies in the U.S. stock market (those similar to companies in the Dow Jones Wilshire 5000 Index).

(b)
This asset class invests the majority of assets in securities of both companies in the U.S. stock market and companies based outside the U.S. boundaries (those similar to companies in the MSCI All Country World Index).

(c)	This asset class invests the majority of assets in securities of companies based outside the U.S. (those similar to companies in the MSCI All Country World ex-U.S. Index).

Chevron Phillips Chemical Company LLC
Notes to Consolidated Financial Statements—December 31, 2013

(d)
This asset class invests in debt investments of all types, with average portfolio durations approximating those of the benchmarks listed below, and allocates across investment-grade, high-yield, and emerging-market debt securities (those similar to investments in the Barclays Capital Long-Term Government/Credit Index, the Barclays Capital U.S. Long Credit Index, and the Barclays Capital Aggregate Bond Index).

(e)	This asset class invests assets approximately 69 percent in global equities and 31 percent in global fixed income.

(f)	This asset class primarily invests in high-quality money market instruments with maturities of one year or less.

(g)	A GIC is an agreement between the issuer and the plan, in which the issuer agrees to pay a predetermined interest rate and principal for a set amount deposited with the issuer.

The fair value of GIC classified as Level 3 in the fair value hierarchy changed during 2013 and 2012 as follows:

	GIC Assets (Level 3)
Millions of Dollars	2013	2012
Beginning balance at January 1	$8	5
Actual return on plan assets:
Relating to assets still held at the reporting date	—	1
Relating to assets sold during the period	—	—
Purchases, sales, and settlements, net	—	2
Ending balance at December 31	$8	8

It is anticipated that benefit payments, which reflect expected future service, will be paid as follows:

Millions of Dollars	Pension Benefits	Other Benefits
2014	$74	9
2015	76	11
2016	82	12
2017	86	13
2018	90	15
2019-2023	473	81

Defined Contribution Plans

Defined contribution plans are available for most employees, whereby CPChem matches a percentage of the employee’s contribution. The cost of the plans totaled $33 million in 2013, $46 million in 2012, and $31 million in 2011.

Chevron Phillips Chemical Company LLC
Notes to Consolidated Financial Statements—December 31, 2013

Note 18—Income Taxes and Distributions

CPChem is treated as a flow-through entity for U.S. federal income tax and for most state income tax purposes whereby each member is taxed on its respective share of income, and tax-benefited on its respective share of loss. However, CPChem is liable for certain state income and franchise taxes, and for foreign income and withholding taxes incurred directly or indirectly by the Company. The Company follows the liability method of accounting for income taxes.

CPChem is required to make quarterly distributions to its members in amounts representing their liability for combined federal and state income taxes calculated at specified rates based on CPChem’s estimate of federal taxable income. However, the Company’s members agreed to suspend such tax distributions beginning with the fourth quarter of 2011, thereby allowing the Company to retire its outstanding fixed-rate notes on an accelerated basis. The Company resumed accruing tax distributions to the members in the third quarter of 2012 upon complete repayment of the Company’s outstanding long-term debt. See Note 11 for more information.

Tax distributions paid to members totaled $941 million in 2013, $195 million in 2012, and $428 million in 2011. Tax distributions of $192 million were accrued at December 31, 2013 and were paid in February 2014. Tax distributions of $306 million were accrued at December 31, 2012 and were paid in February 2013.

Discretionary distributions may also be paid periodically to the members at the election of the Board, depending upon the Company’s operating results and capital requirements. However, as with the tax distributions mentioned above, beginning with the fourth quarter of 2011, the Company’s members agreed to suspend discretionary distributions while the Company accelerated repayment of its outstanding long-term debt. The Company resumed making discretionary distributions in the fourth quarter of 2012.

Discretionary distributions paid to members totaled $830 million in 2013, $500 million in 2012 and $892 million in 2011. Discretionary distributions of $78 million were accrued at December 31, 2013 and were paid in January 2014. Discretionary distributions of $275 million were accrued at December 31, 2012 and were paid in January 2013.

The components of income tax expense (benefit) for the years ended December 31 follow:

Millions of Dollars	2013	2012	2011
State–current	$11	15	8
State–deferred	—	2	—
Foreign–current	58	51	46
Foreign–deferred	2	(1)	3
Total income tax expense	$71	67	57

Chevron Phillips Chemical Company LLC
Notes to Consolidated Financial Statements—December 31, 2013

CPChem’s deferred income taxes reflect only the tax effect to the Company of differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. Major components of deferred income tax liabilities at December 31 follow:

Millions of Dollars	Short-Term		Long-Term
	2013	2012	2013	2012
Deferred income tax liabilities
Foreign withholding taxes	$5	4	—	—
Property, plant and equipment	—	—	21	20
Investment in partnership	—	—	1	2
Inventory	—	—	1	1
Other	—	—	1	1
Total deferred income tax liabilities	$5	4	24	24

Because CPChem is a flow-through entity as described above, the Company does not report in its financial statements the deferred income tax effect that flows through to the members. At December 31, 2013, the difference between the carrying amounts of the Company’s assets and liabilities reported in the Consolidated Balance Sheet and the amounts used for federal income tax reporting purposes was $2.972 billion.

The components of income before taxes for the years ended December 31, with a reconciliation between tax at the federal statutory rate and actual income tax expense, follow:

	Millions of Dollars			Percentage of Pre-tax Income
	2013	2012	2011	2013	2012	2011
Domestic	$2,018	1,830	1,412	72%	73	69
Foreign	800	676	621	28	27	31
Total income from continuing operations before taxes	$2,818	2,506	2,033	100%	100	100

Federal statutory income tax	$986	877	712	35%	35	35
Income attributable to Partnership not subject to tax	(986)	(877)	(712)	(35)	(35)	(35)
Foreign income tax	60	50	49	2	2	2
State income tax	11	17	8	1	1	1
Total income tax expense	$71	67	57	3%	3	3

CPChem’s reported effective tax rate does not correlate to the statutory federal income tax rate because of its status as a partnership for U.S. federal income tax purposes. Further, the Company is not subject to a material amount of entity-level taxation by individual states and foreign taxing authorities. CPChem’s share of equity in income of affiliates, which is primarily from its foreign joint ventures, is reported net of associated foreign income taxes.

CPChem had no unrecognized tax benefits or any tax reserves for uncertain tax positions at December 31, 2013 or 2012. The Company recognizes interest accrued related to uncertain tax positions and any statutory penalties in income taxes. No interest or penalties were recognized during the years ended December 31, 2013, 2012, and 2011, and there were no accruals for the payment of interest or penalties at December 31, 2013, and 2012.

Chevron Phillips Chemical Company LLC
Notes to Consolidated Financial Statements—December 31, 2013

In addition to CPChem’s U.S. federal and state income tax return informational filings as a flow-through entity, CPChem or its subsidiaries file income tax returns and pay taxes in various state and foreign jurisdictions.  As of December 31, 2013, the examination of tax returns for certain prior years has not been completed. However, income tax examinations have been finalized in the Company’s major tax jurisdictions as follows through the years noted: Belgium (2010), Singapore (2008), United States - State of Texas (2008). CPChem believes that the outcome of unresolved issues or claims for the years still subject to examination will not be material to consolidated results of operations, financial position or cash flow.

Note 19—Segment and Geographic Information

CPChem’s reporting structure is based on the grouping of similar products, resulting in two primary reportable segments: Olefins & Polyolefins (O&P) and Specialties, Aromatics & Styrenics (SAS). Following is a description of the key products of the Company’s reportable segments:

Olefins & Polyolefins - O&P produces and markets ethylene, propylene and associated olefin co-products that are primarily consumed internally for the production of PE, NAO and PE pipe. CPChem has five olefins and polyolefins production facilities located in Texas, eight domestic pipe production facilities, one domestic pipe fittings production facility, and a polyalphaolefins facility in Belgium. In addition, the Company owns interests in: an HDPE plant located at its Cedar Bayou facility in Texas; ethylene, PE and NAO (1-hexene and full range) operations in Qatar; an ethylene, propylene, PE, PP, PS, and 1-hexene facility in Saudi Arabia; and PE facilities in Singapore and China.

Specialties, Aromatics & Styrenics - SAS manufactures and markets a variety of specialty products, including organosulfur chemicals and high-performance polyphenylene sulfide (PPS) polymers and compounds sold under the trademark Ryton®. This segment also manufactures and markets aromatics products such as benzene, paraxylene and cyclohexane. Additionally, this segment markets styrene butadiene copolymers (SBC) sold under the trademark K-Resin®. Production facilities are located in Mississippi, Texas, and Belgium. CPChem also owns interests in aromatics and styrene facilities and nylon 6,6, nylon compounding, and polymer-based conversion facilities in Saudi Arabia, in a K-Resin® SBC facility in South Korea, and in multiple styrenics facilities in North and South America.

Corporate and Other (Other) - Items not directly attributable to CPChem’s operating segments, including interest expense and certain charges for employee incentive plans, are generally included in Other. Inter-segment transactions are billed at prevailing market rates.

Chevron Phillips Chemical Company LLC
Notes to Consolidated Financial Statements—December 31, 2013

Financial information for the years ended December 31 follows:

Millions of Dollars	O&P	SAS	Other and Eliminations	Consolidated
2013
Sales and other operating revenues:
External	$8,851	4,293	3	13,147
Inter-segment	28	9	(37)	—
Equity in income of affiliates, net	447	180	—	627
Other income	13	3	—	16
Total Revenues and Other Income	9,339	4,485	(34)	13,790
Operating and selling costs	6,530	4,183	(16)	10,697
Depreciation, amortization and retirements	209	69	—	278
Income (Loss) from Continuing Operations Before Interest & Taxes	2,600	233	(18)	2,815
Interest income	1	1	1	3
Income tax expense	41	29	1	71
Income (Loss) from Continuing Operations	$2,560	205	(18)	2,747

Chevron Phillips Chemical Company LLC
Notes to Consolidated Financial Statements—December 31, 2013

Millions of Dollars	O&P	SAS	Other and Eliminations	Consolidated
2012
Sales and other operating revenues:
External	$8,856	4,387	—	13,243
Inter-segment	45	2	(47)	—
Equity in income of affiliates, net	333	174	—	507
Other income	26	4	—	30
Total Revenues and Other Income	9,260	4,567	(47)	13,780
Operating and selling costs	6,433	4,231	54	10,718
Depreciation, amortization and retirements[5]	193	68	—	261
Loss on early extinguishment of debt	—	—	287	287
Income (Loss) from Continuing Operations Before Interest & Taxes	2,634	268	(388)	2,514
Interest income	1	1	1	3
Interest expense	—	1	10	11
Income tax expense	37	29	1	67
Income (Loss) from Continuing Operations	$2,598	239	(398)	2,439

2011
Sales and other operating revenues:
External	$9,591	4,276	—	13,867
Inter-segment	80	3	(83)	—
Equity in income of affiliates, net	247	132	—	379
Other income	17	3	1	21
Total Revenues and Other Income	9,935	4,414	(82)	14,267
Operating and selling costs	7,936	4,036	(10)	11,962
Depreciation, amortization and retirements[5]	183	70	1	254
Income (Loss) from Continuing Operations Before Interest & Taxes	1,816	308	(73)	2,051
Interest income	2	1	1	4
Interest expense	—	—	22	22
Income tax expense	26	31	—	57
Income (Loss) from Continuing Operations	$1,792	278	(94)	1,976
[5]Depreciation, amortization and retirements have been reduced by $4 million associated with Discontinued operations in both 2012 and 2011.

Chevron Phillips Chemical Company LLC
Notes to Consolidated Financial Statements—December 31, 2013

Information about investments in and advances to affiliates and total assets at December 31, and about capital expenditures for the years ended December 31 follows:

Millions of Dollars	O&P.	SAS	Other	Consolidated
Investments in and advances to affiliates
2013	$1,800	1,293	—	3,093
2012	1,695	1,176	—	2,871
Total assets
2013	6,826	3,026	681	10,533
2012	5,625	3,000	784	9,409
Capital additions
2013[6]	1,138	111	(18)	1,231
2012	488	44	18	550
2011	213	81	14	308
[6]2013 Capital additions include $106 million of accrued expenditures that are excluded from capital expenditures shown on the Consolidated Statement of Cash Flows.

Geographic information for the Company at December 31 was as follows. Sales and other operating revenues for the years ended December 31 were determined based on location of the operation generating the sale.

	United States	Foreign Countries	Total
Millions of Dollars
Sales and other operating revenues - external
2013	$11,195	1,952	13,147
2012	11,230	2,013	13,243
2011	11,784	2,083	13,867
Investments in and advances to affiliates
2013	307	2,786	3,093
2012	317	2,554	2,871
Property, plant and equipment, net
2013	4,066	157	4,223
2012	3,136	126	3,262

Investments in and advances to affiliates within foreign countries are primarily represented by Qatar and Saudi Arabia. CPChem had no single customer that represented 10 percent or more of consolidated net sales in 2013, 2012 or 2011.

Chevron Phillips Chemical Company LLC
Notes to Consolidated Financial Statements—December 31, 2013

Information about concentrations of operations outside of the U.S. at December 31 was as follows:

	Belgium	Singapore
Millions of Dollars
Sales and other operating revenues - external
2013	$821	729
2012	773	746
2011	777	687
Net Assets
2013	334	33
2012	313	54
Property, plant and equipment, net
2013	156	1
2012	95	1

Note 20—Financial Information of Chevron Phillips Chemical Company LP

Chevron Phillips Chemical Company LP is CPChem’s wholly-owned, primary U.S. operating subsidiary. Chevron Phillips Chemical Company LLC and Chevron Phillips Chemical Company LP are joint and several obligors on the revolving credit facilities discussed in Note 11. The following financial information is presented for the benefit of the creditors of Chevron Phillips Chemical Company LP.

Chevron Phillips Chemical Company LP
Consolidated Statement of Income

	Years ended December 31
Millions of Dollars	2013	2012	2011
Revenues and Other Income
Sales and other operating revenues	$11,428	11,530	12,107
Equity in earnings (losses) of affiliates, net	12	18	(60)
Other income (loss)	(1)	15	(14)
Total Revenues and Other Income	11,439	11,563	12,033
Costs and Expenses
Cost of goods sold	8,865	8,890	10,141
Selling, general and administrative	555	553	469
Research and development	57	49	45
Total Costs and Expenses	9,477	9,492	10,655
Income Before Interest and Taxes	1,962	2,071	1,378
Interest income	1	1	2
Interest expense	1	1	1
Income Before Taxes	1,962	2,071	1,379
Income tax expense	12	17	9
Net Income	$1,950	2,054	1,370

Chevron Phillips Chemical Company LLC
Notes to Consolidated Financial Statements—December 31, 2013

Note 20—Financial Information of Chevron Phillips Chemical Company LP (continued)

Chevron Phillips Chemical Company LP
Consolidated Balance Sheet

	At December 31
Millions of Dollars	2013	2012
ASSETS
Cash and cash equivalents	$453	563
Accounts receivable, net–trade	1,159	1,075
Accounts receivable–affiliates	209	196
Inventories	816	757
Prepaid expenses and other current assets	22	21
Total Current Assets	2,659	2,612
Property, plant and equipment, net	3,935	3,012
Investments in and advances to affiliates	307	317
Other assets and deferred charges	70	63
Total Assets	$6,971	6,004
LIABILITIES AND MEMBERS’ EQUITY
Accounts payable–trade	$1,058	828
Accounts payable–affiliates	66	77
Other current liabilities and deferred credits	219	242
Total Current Liabilities	1,343	1,147
Employee benefit obligations	181	381
Other liabilities and deferred credits	54	51
Total Liabilities	1,578	1,579
Members’ capital	5,631	4,831
Accumulated other comprehensive loss	(238)	(406)
Total Members’ Equity	5,393	4,425
Total Liabilities and Members’ Equity	$6,971	6,004

Chevron Phillips Chemical Company LLC
Notes to Consolidated Financial Statements—December 31, 2013

Note 20—Financial Information of Chevron Phillips Chemical Company LP (continued)

Chevron Phillips Chemical Company LP
Consolidated Statement of Cash Flows

	Years ended December 31
Millions of Dollars	2013	2012	2011
Cash Flows From Operating Activities
Net income	$1,950	2,054	1,370
Adjustments to reconcile net income to net cash flows provided by operating activities
Depreciation, amortization and retirements	233	278	242
Asset impairments	—	60	—
Undistributed losses from equity affiliates	10	2	70
Net decrease (increase) in operating working capital	30	(119)	367
Benefit plan contributions	(133)	(86)	(71)
Other	77	105	80
Net cash flows provided by operating activities	2,167	2,294	2,058
Cash Flows From Investing Activities
Capital expenditures	(1,061)	(530)	(260)
Purchases of intangible assets	(2)	(18)	(28)
Liquidation funding for Phillips Sumika Polypropylene Company	—	(9)	(24)
Other	—	—	8
Net cash flows used in investing activities	(1,063)	(557)	(304)
Cash Flows From Financing Activities
Decrease in debt, net	—	—	(2)
Contributions from members	—	281	—
Distributions to members	(1,214)	(1,787)	(1,816)
Net cash flows used in financing activities	(1,214)	(1,506)	(1,818)
Net Increase (Decrease) in Cash and Cash Equivalents	(110)	231	(64)
Cash and Cash Equivalents at Beginning of Period	563	332	396
Cash and Cash Equivalents at End of Period	$453	563	332

Supplemental Disclosures of Cash Flow Information
Net decrease (increase) in operating working capital
Decrease (increase) in accounts receivable	$(84)	(91)	177
Increase in inventories	(59)	(110)	(115)
Increase in prepaid expenses and other current assets	(1)	—	(1)
Increase in accounts payable	197	44	278
Increase (decrease) in accrued income and other taxes	(10)	19	1
Increase (decrease) in other current liabilities	(13)	19	27
Total	$30	(119)	367

Chevron Phillips Chemical Company LLC
Notes to Consolidated Financial Statements—December 31, 2013

Note 21—Other Financial Information

Other financial information, for the years ended December 31, follows:

Millions of Dollars	2013	2012	2011
Interest cost incurred	$4	41	81
Less: capitalized interest	(4)	(30)	(59)
Interest expense	$—	11	22
Foreign currency transaction gains (losses)	$4	(1)	—

Note 22—Subsequent Events

Subsequent events have been evaluated through February 19, 2014, the date the financial statements were available to be issued.

PHILLIPS 66

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.

2.1	Separation and Distribution Agreement between ConocoPhillips and Phillips 66, dated April 26, 2012.	8-K	2.1	05/01/12	001-35349

3.1	Amended and Restated Certificate of Incorporation of Phillips 66.	8-K	3.1	05/01/12	001-35349

3.2	Amended and Restated By-Laws of Phillips 66.	8-K	3.2	05/01/12	001-35349

4.1	Indenture, dated as of March 12, 2012, among Phillips 66, as issuer, Phillips 66 Company, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee, in respect of senior debt securities of Phillips 66.	10	4.3	04/05/12	001-35349

4.2	Form of the terms of the 1.950% Senior Notes due 2015, the 2.950% Senior Notes due 2017, the 4.300% Senior Notes due 2022 and the 5.875% Senior Notes due 2042, including the form of the 1.950% Senior Notes due 2015, the 2.950% Senior Notes due 2017, the 4.300% Senior Notes due 2022 and the 5.875% Senior Notes due 2042.	10-K	4.2	02/22/13	001-35349

10.1	Credit Agreement among Phillips 66, Phillips 66 Company, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders named therein, dated as of February 22, 2012.	10	4.1	03/01/12	001-35349

10.2	First Amendment to Credit Agreement among Phillips 66, Phillips 66 Company, JPMorgan Chase Bank, N.A., and lenders named therein, dated as of June 10, 2013.	10-Q	10.1	08/01/13	001-35349

10.3	Receivables Purchase Agreement, dated as of April 27, 2012, among Phillips 66 Receivables Funding LLC, Phillips 66 Company, Royal Bank of Canada, as Administrative Agent and Structuring Agent, certain committed purchasers and conduit purchasers that are parties thereto from time to time and the other parties thereto from time to time.	8-K	10.6	05/01/12	001-35349

10.4	First Amendment to Receivables Purchase Agreement among Phillips 66 Receivables Funding LLC, Phillips 66 Company, Royal Bank of Canada, as Administrative Agent and Structuring Agent, certain committed purchasers and conduit purchasers that are parties thereto from time to time and the other parties thereto from time to time, dated as of June 27, 2013.	10-Q	10.2	08/01/13	001-35349

10.5	Second Amendment to Receivables Purchase Agreement among Phillips 66 Receivables Funding LLC, Phillips 66 Company, Royal Bank of Canada, as Administrative Agent and Structuring Agent, certain committed purchasers and conduit purchasers that are parties thereto from time to time and the other parties thereto from time to time, dated as of September 27, 2013.	10-Q	10.1	10/31/13	001-35349

10.6	Purchase and Contribution Agreement, dated as of April 27, 2012, by and between Phillips 66 Company and Phillips 66 Receivables Funding LLC.	8-K	10.7	05/01/12	001-35349

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.

10.7	Third Amended and Restated Limited Liability Company Agreement of Chevron Phillips Chemical Company LLC, effective as of May 1, 2012.	10-Q	10.14	08/03/12	001-35349

10.8	Second Amended and Restated Limited Liability Company Agreement of Duke Energy Field Services, LLC, dated July 5, 2005, by and between ConocoPhillips Gas Company and Duke Energy Enterprises Corporation.	10	10.12	03/01/12	001-35349

10.9	First Amendment to Second Amended and Restated Limited Liability Company Agreement of Duke Energy Field Services, LLC, dated August 11, 2006, by and between ConocoPhillips Gas Company and Duke Energy Enterprises Corporation.	10	10.13	03/01/12	001-35349

10.10	Second Amendment to Second Amended and Restated Limited Liability Company Agreement of DCP Midstream, LLC (formerly Duke Energy Field Services, LLC), dated February 1, 2007, by and between ConocoPhillips Gas Company, Spectra Energy DEFS Holding, LLC, and Spectra Energy DEFS Holding Corp.	10	10.14	03/01/12	001-35349

10.11	Third Amendment to Second Amended and Restated Limited Liability Company Agreement of DCP Midstream, LLC (formerly Duke Energy Field Services, LLC), dated April 30, 2009, by and between ConocoPhillips Gas Company, Spectra Energy DEFS Holding, LLC, and Spectra Energy DEFS Holding Corp.	10	10.15	03/01/12	001-35349

10.12	Fourth Amendment to Second Amended and Restated Limited Liability Company Agreement of DCP Midstream, LLC (formerly Duke Energy Field Services, LLC), dated November 9, 2010, by and between ConocoPhillips Gas Company, Spectra Energy DEFS Holding, LLC, and Spectra Energy DEFS Holding Corp.	10	10.16	03/01/12	001-35349

10.13	Indemnification and Release Agreement between ConocoPhillips and Phillips 66, dated April 26, 2012.	8-K	10.1	05/01/12	001-35349

10.14	Intellectual Property Assignment and License Agreement between ConocoPhillips and Phillips 66, dated April 26, 2012.	8-K	10.2	05/01/12	001-35349

10.15	Tax Sharing Agreement between ConocoPhillips and Phillips 66, dated April 26, 2012.	8-K	10.3	05/01/12	001-35349

10.16	Employee Matters Agreement between ConocoPhillips and Phillips 66, dated April 26, 2012.	8-K	10.4	05/01/12	001-35349

10.17	Amendment to the Employee Matters Agreement by and between ConocoPhillips and Phillips 66, dated April 26, 2012.	10-Q	10.1	05/02/13	001-35349

10.18	Transition Services Agreement between ConocoPhillips and Phillips 66, dated April 26, 2012.	8-K	10.5	05/01/12	001-35349

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.

10.19	2013 Omnibus Stock and Performance Incentive Plan of Phillips 66.**	DEF14A	App. A	03/27/13	001-35349

10.20	Phillips 66 Key Employee Supplemental Retirement Plan.**	10-Q	10.15	08/03/12	001-35349

10.21	First Amendment to the Phillips 66 Key Employee Supplemental Retirement Plan.**	10-K	10.18	02/22/13	001-35349

10.22	Phillips 66 Executive Severance Plan.**	10-Q	10.16	08/03/12	001-35349

10.23	First Amendment to the Phillips 66 Executive Severance Plan.**	10-K	10.20	02/22/13	001-35349

10.24	Phillips 66 Deferred Compensation Plan for Non-Employee Directors.**	10-Q	10.17	08/03/12	001-35349

10.25	Phillips 66 Key Employee Deferred Compensation Plan-Title I.**	10-Q	10.18	08/03/12	001-35349

10.26	Phillips 66 Key Employee Deferred Compensation Plan-Title II.**	10-Q	10.19	08/03/12	001-35349

10.27	First Amendment to the Phillips 66 Key Employee Deferred Compensation Plan Title II.**	10-K	10.24	02/22/13	001-35349

10.28	Phillips 66 Defined Contribution Make-Up Plan Title I.**	10-Q	10.20	08/03/12	001-35349

10.29	Phillips 66 Defined Contribution Make-Up Plan Title II.**	10-K	10.26	02/22/13	001-35349

10.30	Phillips 66 Key Employee Change in Control Severance Plan.**	10-K	10.27	02/22/13	001-35349

10.31	First Amendment to Phillips 66 Key Employee Change in Control Severance Plan, Effective October 2, 2015.	8-K	10.1	11/08/13	001-35349

10.32	Annex to the Phillips 66 Nonqualified Deferred Compensation Arrangements.**	10-Q	10.23	08/03/12	001-35349

10.33	Form of Stock Option Award Agreement under the 2013 Omnibus Stock and Performance Incentive Plan of Phillips 66.**	10-K	10.29	02/22/13	001-35349

10.34	Form of Restricted Stock or Restricted Stock Unit Award Agreement under the 2013 Omnibus Stock and Performance Incentive Plan of Phillips 66.**	10-K	10.30	02/22/13	001-35349

10.35	Form of Performance Share Unit Award Agreement under the 2013 Omnibus Stock and Performance Incentive Plan of Phillips 66.**	10-K	10.31	02/22/13	001-35349

12*	Computation of Ratio of Earnings to Fixed Charges.

21*	List of Subsidiaries of Phillips 66.

23.1*	Consent of Ernst & Young LLP, independent registered public accounting firm.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.

23.2*	Consent of Ernst & Young LLP, independent auditors for WRB Refining LP.

23.3*	Consent of Ernst & Young LLP, independent auditors for Chevron Phillips Chemicals Company LLC.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32*	Certifications pursuant to 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Schema Document.

101.CAL*	XBRL Calculation Linkbase Document.

101.LAB*	XBRL Labels Linkbase Document.

101.PRE*	XBRL Presentation Linkbase Document.

101.DEF*	XBRL Definition Linkbase Document.

*Filed herewith.
**Management contracts and compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHILLIPS 66

February 21, 2014	/s/ Greg C. Garland
Greg C. Garland Chairman of the Board of Directors, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed, as of February 21, 2014, on behalf of the registrant by the following officers in the capacity indicated and by a majority of directors.

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