Form 10-Q
period 2014-03-31
Phillips 66
filed 2014-05-01
CIK 1534701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2014

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	001-35349
Phillips 66
(Exact name of registrant as specified in its charter)

Delaware	45-3779385
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer [X] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [    ]    No  [X]
The registrant had 565,845,802 shares of common stock, $.01 par value, outstanding as of March 31, 2014.

PHILLIPS 66

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Consolidated Statement of Income	Phillips 66

	Millions of Dollars
	Three Months Ended March 31
	2014	2013
Revenues and Other Income
Sales and other operating revenues*	$40,283	41,211
Equity in earnings of affiliates	778	1,039
Net gain on dispositions	7	1
Other income	31	23
Total Revenues and Other Income	41,099	42,274

Costs and Expenses
Purchased crude oil and products	34,381	35,243
Operating expenses	1,090	978
Selling, general and administrative expenses	402	327
Depreciation and amortization	234	242
Impairments	1	24
Taxes other than income taxes*	3,638	3,324
Accretion on discounted liabilities	6	6
Interest and debt expense	68	70
Foreign currency transaction (gains) losses	(19)	2
Total Costs and Expenses	39,801	40,216
Income from continuing operations before income taxes	1,298	2,058
Provision for income taxes	426	663
Income From Continuing Operations	872	1,395
Income from discontinued operations**	706	15
Net Income	1,578	1,410
Less: net income attributable to noncontrolling interests	6	3
Net Income Attributable to Phillips 66	$1,572	1,407

Amounts Attributable to Phillips 66 Common Stockholders:
Income from continuing operations	$866	1,392
Income from discontinued operations	706	15
Net Income Attributable to Phillips 66	$1,572	1,407

Net Income Attributable to Phillips 66 Per Share of Common Stock (dollars)
Basic
Continuing operations	$1.48	2.23
Discontinued operations	1.21	0.02
Net Income Attributable to Phillips 66 Per Share of Common Stock	$2.69	2.25
Diluted
Continuing operations	$1.47	2.21
Discontinued operations	1.20	0.02
Net Income Attributable to Phillips 66 Per Share of Common Stock	$2.67	2.23

Dividends Paid Per Share of Common Stock (dollars)	$0.3900	0.3125

Average Common Shares Outstanding (in thousands)
Basic	584,053	625,030
Diluted	589,575	631,288
* Includes excise taxes on petroleum products sales:	$3,522	3,258
** Net of provision for income taxes on discontinued operations:	$5	8
Prior period amounts have been recast to reflect discontinued operations.
See Notes to Consolidated Financial Statements.

Consolidated Statement of Comprehensive Income	Phillips 66

	Millions of Dollars
	Three Months Ended March 31
	2014	2013

Net Income	$1,578	1,410
Other comprehensive income (loss)
Defined benefit plans
Actuarial gain/loss:
Amortization to net income of net actuarial loss	12	26
Plans sponsored by equity affiliates	3	(13)
Income taxes on defined benefit plans	(5)	(3)
Defined benefit plans, net of tax	10	10
Foreign currency translation adjustments	31	(322)
Income taxes on foreign currency translation adjustments	(1)	4
Foreign currency translation adjustments, net of tax	30	(318)
Other Comprehensive Income (Loss), Net of Tax	40	(308)
Comprehensive Income	1,618	1,102
Less: comprehensive income attributable to noncontrolling interests	6	3
Comprehensive Income Attributable to Phillips 66	$1,612	1,099
See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet	Phillips 66

	Millions of Dollars
	March 31 2014	December 31 2013
Assets
Cash and cash equivalents	$5,326	5,400
Accounts and notes receivable (net of allowances of $47 million in 2014 and 2013)	7,298	7,900
Accounts and notes receivable—related parties	1,822	1,732
Inventories	5,908	3,354
Prepaid expenses and other current assets	705	851
Total Current Assets	21,059	19,237
Investments and long-term receivables	10,001	11,220
Net properties, plants and equipment	15,751	15,398
Goodwill	3,141	3,096
Intangibles	737	698
Other assets	158	149
Total Assets	$50,847	49,798

Liabilities
Accounts payable	$11,390	9,948
Accounts payable—related parties	1,233	1,142
Short-term debt	40	24
Accrued income and other taxes	1,591	872
Employee benefit obligations	232	476
Other accruals	678	469
Total Current Liabilities	15,164	12,931
Long-term debt	6,177	6,131
Asset retirement obligations and accrued environmental costs	697	700
Deferred income taxes	5,692	6,125
Employee benefit obligations	793	921
Other liabilities and deferred credits	495	598
Total Liabilities	29,018	27,406

Equity
Common stock (2,500,000,000 shares authorized at $.01 par value) Issued (2014—635,784,906 shares; 2013—634,285,955 shares)
Par value	6	6
Capital in excess of par	18,932	18,887
Treasury stock (at cost: 2014—69,939,104 shares; 2013—44,106,380 shares)	(4,592)	(2,602)
Retained earnings	6,962	5,622
Accumulated other comprehensive income	77	37
Total Stockholders’ Equity	21,385	21,950
Noncontrolling interests	444	442
Total Equity	21,829	22,392
Total Liabilities and Equity	$50,847	49,798
See Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows	Phillips 66

	Millions of Dollars
	Three Months Ended March 31
	2014	2013
Cash Flows From Operating Activities
Net income	$1,578	1,410
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	234	242
Impairments	1	24
Accretion on discounted liabilities	6	6
Deferred taxes	(444)	82
Undistributed equity earnings	632	77
Net gain on dispositions	(7)	(1)
Income from discontinued operations	(706)	(15)
Other	(21)	(34)
Working capital adjustments
Decrease (increase) in accounts and notes receivable	619	283
Decrease (increase) in inventories	(2,567)	(2,443)
Decrease (increase) in prepaid expenses and other current assets	(132)	(71)
Increase (decrease) in accounts payable	1,505	2,465
Increase (decrease) in taxes and other accruals	698	166
Net cash provided by continuing operating activities	1,396	2,191
Net cash provided by discontinued operations	2	22
Net Cash Provided by Operating Activities	1,398	2,213

Cash Flows From Investing Activities
Capital expenditures and investments	(572)	(382)
Proceeds from asset dispositions*	507	9
Collection of advances/loans—related parties	—	55
Other	13	—
Net cash used in continuing investing activities	(52)	(318)
Net cash used in discontinued operations	(34)	(5)
Net Cash Used in Investing Activities	(86)	(323)

Cash Flows From Financing Activities
Repayment of debt	(8)	(3)
Issuance of common stock	(20)	(6)
Repurchase of common stock	(640)	(382)
Share exchange—PSPI transaction	(450)	—
Dividends paid on common stock	(229)	(194)
Distributions to noncontrolling interests	(4)	—
Other	(4)	—
Net cash used in continuing financing activities	(1,355)	(585)
Net cash provided by (used in) discontinued operations	—	—
Net Cash Used in Financing Activities	(1,355)	(585)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(31)	(26)

Net Change in Cash and Cash Equivalents	(74)	1,279
Cash and cash equivalents at beginning of period	5,400	3,474
Cash and Cash Equivalents at End of Period	$5,326	4,753
* Includes return on investments in equity affiliates.
Prior period amounts have been recast to reflect discontinued operations.
See Notes to Consolidated Financial Statements.

Consolidated Statement of Changes in Equity	Phillips 66

	Millions of Dollars
	Attributable to Phillips 66
	Common Stock
	Par Value	Capital in Excess of Par	Treasury Stock	Retained Earnings	Accum. Other Comprehensive Income (Loss)	Noncontrolling Interests	Total

December 31, 2012	$6	18,726	(356)	2,713	(314)	31	20,806
Net income	—	—	—	1,407	—	3	1,410
Other comprehensive loss	—	—	—	—	(308)	—	(308)
Cash dividends paid on common stock	—	—	—	(194)	—	—	(194)
Repurchase of common stock	—	—	(382)	—	—	—	(382)
Benefit plan activity	—	52	—	(3)	—	—	49
Distributions to noncontrolling interests and other	—	(3)	—	—	—	—	(3)
March 31, 2013	$6	18,775	(738)	3,923	(622)	34	21,378

December 31, 2013	$6	18,887	(2,602)	5,622	37	442	22,392
Net income	—	—	—	1,572	—	6	1,578
Other comprehensive income	—	—	—	—	40	—	40
Cash dividends paid on common stock	—	—	—	(229)	—	—	(229)
Repurchase of common stock	—	—	(640)	—	—	—	(640)
Share exchange—PSPI transaction	—	—	(1,350)	—	—	—	(1,350)
Benefit plan activity	—	45	—	(3)	—	—	42
Distributions to noncontrolling interests and other	—	—	—	—	—	(4)	(4)
March 31, 2014	$6	18,932	(4,592)	6,962	77	444	21,829

	Shares in Thousands
	Common Stock Issued	Treasury Stock
December 31, 2012	631,150	7,604
Repurchase of common stock	—	6,403
Shares issued—share-based compensation	2,089	—
March 31, 2013	633,239	14,007

December 31, 2013	634,286	44,106
Repurchase of common stock	—	8,410
Share exchange—PSPI transaction	—	17,423
Shares issued—share-based compensation	1,499	—
March 31, 2014	635,785	69,939
See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements	Phillips 66

Note 1—Interim Financial Information

The interim financial information presented in the financial statements included in this report is unaudited and includes all known accruals and adjustments necessary, in the opinion of management, for a fair presentation of the consolidated financial position of Phillips 66 and its results of operations and cash flows for the periods presented. Unless otherwise specified, all such adjustments are of a normal and recurring nature. Certain notes and other information have been condensed or omitted from the interim financial statements included in this report. Therefore, these interim financial statements should be read in conjunction with the consolidated financial statements and notes included in our 2013 Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2014, are not necessarily indicative of the results to be expected for the full year.

Certain prior period financial information has been recast to reflect the change in the composition of our operating segments. See Note 19—Segment Disclosures and Related Information for additional information.

Note 2—Variable Interest Entities (VIEs)

In 2013, we formed Phillips 66 Partners LP, a master limited partnership, to own, operate, develop and acquire primarily fee-based crude oil, refined petroleum product and natural gas liquids pipelines and terminals, as well as other transportation and midstream assets. We consolidate Phillips 66 Partners as we determined that Phillips 66 Partners is a VIE and we are the primary beneficiary. As general partner, we have the ability to control its financial interests, as well as the ability to direct the activities of Phillip 66 Partners that most significantly impact its economic performance. See Note 21—Phillips 66 Partners LP for additional information.

We hold significant variable interests in VIEs that have not been consolidated because we are not considered the primary beneficiary. Information on these VIEs follows:

Merey Sweeny, L.P. (MSLP) is a limited partnership that owns a delayed coker and related facilities at the Sweeny Refinery. As discussed more fully in Note 5—Investments, Loans and Long-Term Receivables, in August 2009, a call right was exercised to acquire the 50 percent ownership interest in MSLP of the co-venturer, Petróleos de Venezuela S.A. (PDVSA). That exercise was challenged, and the dispute has been arbitrated. In April 2014, the arbitral tribunal upheld the exercise of the call right and the acquisition of the 50 percent ownership interest. PDVSA has a right to appeal the ruling in U.S. district court. Because an appeal may be filed by PDVSA, we continue to use the equity method of accounting for MSLP, and the VIE analysis below is based on the ownership and governance structure in place prior to the exercise of the call right. MSLP is a VIE because, in securing lender consents in connection with our separation from ConocoPhillips in 2012 (the Separation), we provided a 100 percent debt guarantee to the lender of the 8.85% senior notes issued by MSLP. PDVSA did not participate in the debt guarantee. In our VIE assessment, this disproportionate debt guarantee, plus other liquidity support provided jointly by us and PDVSA independently of equity ownership, results in MSLP not being exposed to all potential losses. We have determined we are not the primary beneficiary while our call exercise is in dispute because under the partnership agreement the co-venturers jointly direct the activities of MSLP that most significantly impact economic performance. At March 31, 2014, our maximum exposure to loss represented the outstanding debt principal balance of $214 million and our investment of $116 million.

We have a 50 percent ownership interest with a 50 percent governance interest in Excel Paralubes (Excel). Excel is a VIE because, in securing lender consents in connection with the Separation, ConocoPhillips provided a 50 percent debt guarantee to the lender of the 7.43% senior secured bonds issued by Excel. We provided a full indemnity to ConocoPhillips for this debt guarantee. Our co-venturer did not participate in the debt guarantee. In our assessment of the VIE, this debt guarantee, plus other liquidity support up to $60 million provided jointly by us and our co-venturer independently of equity ownership, results in Excel not being exposed to all potential losses. We have determined we are not the primary beneficiary because we and our co-venturer jointly direct the activities of Excel that most significantly impact economic performance. We continue to use equity method accounting for this investment. At March 31, 2014, our maximum exposure to loss represented 50 percent of the outstanding debt principal balance of $116 million, or

$58 million, plus half of the $60 million liquidity support, or $30 million. The book value of our investment in Excel at March 31, 2014, was $128 million.

In 2013, we entered into a multi-year consignment fuels agreement with a marketer who we currently support with debt guarantees. Pursuant to the consignment fuels agreement, we own the fuels inventory, control the fuel marketing at each site and pay a fixed monthly fee to the marketer. We determined the consignment fuels agreement and the debt guarantees together create a variable interest in the marketer, with the marketer not being exposed to all potential losses. We determined we are not the primary beneficiary because we do not have the power to direct the activities that most significantly impact the economic performance of the marketer or its service stations. We have no ownership interest in the marketer. At March 31, 2014, our maximum exposure to loss represented the outstanding debt balance of $190 million and the fixed annual contractual payments under the consignment fuels agreement of approximately $80 million.

Note 3—Inventories

Inventories consisted of the following:

	Millions of Dollars
	March 31 2014	December 31 2013

Crude oil and petroleum products	$5,642	3,093
Materials and supplies	266	261
	$5,908	3,354

Inventories valued on the last-in, first-out (LIFO) basis totaled $5,522 million and $2,945 million at March 31, 2014, and December 31, 2013, respectively. The estimated excess of current replacement cost over LIFO cost of inventories amounted to approximately $8,200 million and $7,600 million at March 31, 2014, and December 31, 2013, respectively.

Note 4—Assets Held for Sale or Sold

In December 2013, we entered into an agreement to exchange the stock of Phillips Specialty Products Inc. (PSPI), a flow improver business, which was included in our Marketing and Specialties (M&S) segment, for shares of Phillips 66 common stock owned by the other party. Accordingly, as of December 31, 2013, the net assets of PSPI were classified as held for sale and the results of operations of PSPI were reported as discontinued operations.

At December 31, 2013, PSPI had a net carrying value of $193 million, which primarily included $58 million of net properties, plants and equipment (PP&E) and $117 million of allocated goodwill. The carrying amounts of PSPI’s assets and liabilities at December 31, 2013, were reported in the “Prepaid expenses and other current assets” and “Other accruals” lines of our consolidated balance sheet, respectively.

On February 25, 2014, we completed the PSPI share exchange, resulting in the receipt of approximately 17.4 million shares of Phillips 66 common stock, which are held as treasury shares, and the recognition of a before-tax gain of $696 million. At the time of the disposition, PSPI had a net carrying value of $685 million, which primarily included $481 million of cash and cash equivalents, $60 million of net PP&E and $117 million of allocated goodwill. Cash and cash equivalents of $450 million included in PSPI’s net carrying value is reflected as a financing cash outflow in the “Share exchange—PSPI transaction” line of our consolidated statement of cash flows. Revenues, income before-tax and net income from discontinued operations, excluding the recognized before-tax gain of $696 million, were not material for the three-month periods ended March 31, 2014 and 2013.

Note 5—Investments, Loans and Long-Term Receivables

Equity Investments
Summarized 100 percent financial information for WRB Refining LP (WRB) and Chevron Phillips Chemical Company LLC (CPChem) were as follows:

	Millions of Dollars
	Three Months Ended March 31
	2014	2013

Revenues	$7,998	8,140
Income before income taxes	1,124	1,768
Net income	1,101	1,750

WRB
WRB is a 50-percent-owned business venture with Cenovus Energy Inc. (Cenovus). Cenovus was obligated to contribute $7.5 billion, plus accrued interest, to WRB over a 10-year period that began in 2007. In the first quarter of 2014, Cenovus prepaid its remaining balance under this obligation. As a result, WRB declared a special dividend, which was distributed to the co-venturers in March 2014. Of the $1,232 million that we received, $760 million was considered a return on our investment in WRB (an operating cash inflow), and $472 million was considered a return of our investment in WRB (an investing cash inflow). At March 31, 2014, the book value of our investment in WRB was $2,017 million and our basis difference was $3,511 million.

Other
MSLP owns a delayed coker and related facilities at the Sweeny Refinery. MSLP processes long residue, which is produced from heavy sour crude oil, for a processing fee. Fuel-grade petroleum coke is produced as a by-product and becomes the property of MSLP. Prior to August 28, 2009, MSLP was owned 50/50 by ConocoPhillips and PDVSA. Under the agreements that govern the relationships between the partners, certain defaults by PDVSA with respect to supply of crude oil to the Sweeny Refinery triggered the right to acquire PDVSA’s 50 percent ownership interest in MSLP, which was exercised on August 28, 2009. PDVSA initiated arbitration with the International Chamber of Commerce challenging the exercise of the call right and claiming it was invalid. The arbitral tribunal held hearings on the merits of the dispute in December 2012, and post-hearing briefs were exchanged in March 2013. The arbitral tribunal issued its ruling in April 2014, which upheld the exercise of the call right and the acquisition of the 50 percent ownership interest. PDVSA has a right to appeal the ruling in U.S. district court.  Following the Separation, Phillips 66 generally indemnifies ConocoPhillips for liabilities, if any, arising out of the exercise of the call right or otherwise with respect to the joint venture or the refinery. We continue to use the equity method of accounting for our investment in MSLP.

Note 6—Properties, Plants and Equipment

Our investment in PP&E, with the associated accumulated depreciation and amortization (Accum. D&A), was:

	Millions of Dollars
	March 31, 2014			December 31, 2013
	Gross PP&E	Accum. D&A	Net PP&E	Gross PP&E	Accum. D&A	Net PP&E

Midstream	$3,092	1,122	1,970	2,865	1,104	1,761
Chemicals	—	—	—	—	—	—
Refining	19,372	6,874	12,498	19,191	6,718	12,473
Marketing and Specialties	1,525	753	772	1,395	749	646
Corporate and Other	989	478	511	975	457	518
Discontinued Operations*	—	—	—	—	—	—
	$24,978	9,227	15,751	24,426	9,028	15,398
* At December 31, 2013, net PP&E of $58 million associated with discontinued operations was classified as current assets.

Note 7—Goodwill

Effective January 1, 2014, we reallocated $52 million of goodwill from the Refining segment to the M&S segment based upon the realignment of certain assets between the reporting units. Goodwill was reassigned to the reporting units using a relative fair value approach. Goodwill impairment testing was completed and no impairment recognition was required. See Note 19—Segment Disclosures and Related Information.

In March 2014, we paid approximately $70 million, net of acquired cash, to acquire our co-venturer's interest in an entity that operates a power and steam generation plant. We provisionally recorded $141 million of net PP&E, $40 million of intangible assets, $39 million of goodwill and $68 million of debt. The goodwill is the result of synergies this acquisition created with one of our refineries. The completion of our acquisition accounting is subject to the finalization of valuations of the assets acquired and liabilities assumed.

See Note 4—Assets Held for Sale or Sold for additional information on goodwill allocated to assets held for sale or sold.

The carrying amount of goodwill was as follows:

	Millions of Dollars
	March 31 2014	December 31 2013

Midstream	$518	518
Refining	1,912	1,867
Marketing and Specialties	711	711
	$3,141	3,096

Note 8—Impairments

The three-month periods ended March 31, 2014 and 2013, included the following before-tax impairment charges:

	Millions of Dollars
	Three Months Ended March 31
	2014	2013

Refining	$1	—
Marketing and Specialties	—	15
Corporate and Other	—	9
	$1	24

During the first quarter of 2013, we recorded a $15 million held-for-use impairment in our M&S segment, primarily related to PP&E associated with our planned exit from the composite graphite business.

Note 9—Earnings Per Share

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

	Three Months Ended March 31
	2014		2013
	Basic	Diluted	Basic	Diluted
Amounts attributed to Phillips 66 Common Stockholders (millions):
Income from continuing operations attributable to Phillips 66	$866	866	1,392	1,392
Income allocated to participating securities	(1)	—	(1)	—
Income from continuing operations available to common stockholders	865	866	1,391	1,392
Discontinued operations	706	706	15	15
Net Income available to common stockholders	$1,571	1,572	1,406	1,407

Weighted-average common shares outstanding (thousands):	580,027	584,053	621,309	625,030
Effect of stock-based compensation	4,026	5,522	3,721	6,258
Weighted-average common shares outstanding—EPS	584,053	589,575	625,030	631,288

Earnings Per Share of Common Stock (dollars):
Income from continuing operations attributable to Phillips 66	$1.48	1.47	2.23	2.21
Discontinued operations	1.21	1.20	0.02	0.02
Earnings Per Share	$2.69	2.67	2.25	2.23

Note 10—Debt

At both March 31, 2014, and December 31, 2013, we had no direct outstanding borrowings under our $4.5 billion revolving credit agreement or our $696 million trade receivables securitization facility. However, as of both March 31, 2014, and December 31, 2013, $51 million in letters of credit had been issued that were supported by our revolving credit agreement. As of both March 31, 2014, and December 31, 2013, $26 million in letters of credit had been issued that were collateralized by trade receivables held by a subsidiary under our trade receivables securitization facility. At March 31, 2014, no amount had been drawn on the $250 million revolving credit agreement entered into by Phillips 66 Partners in the second quarter of 2013. Accordingly, as of March 31, 2014, an aggregate $5.4 billion of total capacity was available under these facilities.

At March 31, 2014, we classified $800 million of long-term debt due within a year as long-term debt, based on our intent to refinance the obligation on a long-term basis and our ability to do so under our revolving credit facility.

Note 11—Guarantees

At March 31, 2014, we were liable for certain contingent obligations under various contractual arrangements as described below. We recognize a liability, at inception, for the fair value of our obligation as a guarantor for newly issued or modified guarantees. Unless the carrying amount of the liability is noted below, we have not recognized a liability either because the guarantees were issued prior to December 31, 2002, or because the fair value of the obligation is immaterial. In addition, unless otherwise stated, we are not currently performing with any significance under the guarantee and expect future performance to be either immaterial or have only a remote chance of occurrence.

Guarantees of Joint Venture Debt
In April 2012, in connection with the Separation, we issued a guarantee for 100 percent of the 8.85% senior notes issued by MSLP in July 1999. At March 31, 2014, the maximum potential amount of future payments to third parties under the guarantee is estimated to be $214 million, which could become payable if MSLP fails to meet its obligations under the senior notes agreement. The senior notes mature in 2019.

Other Guarantees
We have residual value guarantees associated with leases with maximum future potential payments totaling $228 million. We have other guarantees with maximum future potential payment amounts totaling $314 million, which consist primarily of guarantees to fund the short-term cash liquidity deficits of certain joint ventures, guarantees of third parties related to prior asset dispositions, and guarantees of the lease payment obligations of a joint venture. These guarantees generally extend up to 10 years or life of the venture.

Indemnifications
Over the years, we have entered into various agreements to sell ownership interests in certain corporations, joint ventures and assets that gave rise to qualifying indemnifications. Agreements associated with these sales include indemnifications for taxes, litigation, environmental liabilities, permits and licenses, supply arrangements, and employee claims; and real estate indemnity against tenant defaults. The terms of these indemnifications vary greatly. The majority of these indemnifications are related to environmental issues, the term is generally indefinite, and the maximum amount of future payments is generally unlimited. The carrying amount recorded for indemnifications at March 31, 2014, was $241 million. We amortize the indemnification liability over the relevant time period, if one exists, based on the facts and circumstances surrounding each type of indemnity. In cases where the indemnification term is indefinite, we will reverse the liability when we have information the liability is essentially relieved or amortize the liability over an appropriate time period as the fair value of our indemnification exposure declines. Although it is reasonably possible future payments may exceed amounts recorded, due to the nature of the indemnifications, it is not possible to make a reasonable estimate of the maximum potential amount of future payments. Included in the recorded carrying amount were $107 million of environmental accruals for known contamination that were included in asset retirement obligations and accrued environmental costs at March 31, 2014. For additional information about environmental liabilities, see Note 12—Contingencies and Commitments.

Indemnification and Release Agreement
In 2012, we entered into the Indemnification and Release Agreement with ConocoPhillips. This agreement governs the treatment between ConocoPhillips and us of matters relating to indemnification, insurance, litigation responsibility and management, and litigation document sharing and cooperation arising in connection with the Separation. Generally, the agreement provides for cross-indemnities principally designed to place financial responsibility for the obligations and liabilities of our business with us and financial responsibility for the obligations and liabilities of ConocoPhillips’ business with ConocoPhillips. The agreement also establishes procedures for handling claims subject to indemnification and related matters.

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

We are currently participating in environmental assessments and cleanups at numerous federal Superfund and comparable state sites. After an assessment of environmental exposures for cleanup and other costs, we make accruals on an undiscounted basis (except those pertaining to sites acquired in a purchase business combination, which we record on a discounted basis) for planned investigation and remediation activities for sites where it is probable future costs will be incurred and these costs can be reasonably estimated. At March 31, 2014, our consolidated balance sheet included a total environmental accrual of $488 million, compared with $492 million at December 31, 2013. We expect to incur a substantial amount of these expenditures within the next 30 years. We have not reduced these accruals for possible insurance recoveries. In the future, we may be involved in additional environmental assessments, cleanups and proceedings.

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

At March 31, 2014, we had performance obligations secured by letters of credit of $1,161 million (of which, $26 million were issued under the trade receivables securitization facility, $51 million were issued under the provisions of our revolving credit facility, and the remainder were issued as direct bank letters of credit) related to various purchase and other commitments incident to the ordinary conduct of business.

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

The following table indicates the balance sheet line items that include the fair values of commodity derivative assets and liabilities presented net (i.e., commodity derivative assets and liabilities with the same counterparty are netted where the right of setoff exists); however, the balances in the following table are presented gross. For information on the impact of counterparty netting and collateral netting, see Note 14—Fair Value Measurements.

	Millions of Dollars
	March 31 2014	December 31 2013
Assets
Accounts and notes receivable	$—	2
Prepaid expenses and other current assets	486	592
Other assets	1	2
Liabilities
Other accruals	472	633
Other liabilities and deferred credits	1	1
Hedge accounting has not been used for any item in the table.

The gains (losses) from commodity derivatives incurred, and the line items where they appear on our consolidated statement of income, were:

	Millions of Dollars
	Three Months Ended March 31
	2014	2013

Sales and other operating revenues	$57	(6)
Equity in earnings of affiliates	—	2
Other income	14	3
Purchased crude oil and products	2	89
Hedge accounting has not been used for any item in the table.

The following table summarizes our material net exposures resulting from outstanding commodity derivative contracts. These financial and physical derivative contracts are primarily used to manage price exposure on our underlying operations. The underlying exposures may be from non-derivative positions such as inventory volumes. Financial derivative contracts may also offset physical derivative contracts, such as forward sales contracts. As of March 31, 2014, and December 31, 2013, the percentage of our derivative contract volume expiring within the next 12 months was over 99 percent for both periods.

	Open Position Long/(Short)
	March 31 2014	December 31 2013
Commodity
Crude oil, refined products and NGL (millions of barrels)	(24)	(9)

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

The aggregate fair values of all derivative instruments with such credit-risk-related contingent features that were in a liability position were not material at March 31, 2014, or December 31, 2013.

Note 14—Fair Value Measurements

Fair Values of Financial Instruments
We used the following methods and assumptions to estimate the fair value of financial instruments:

•	Cash and cash equivalents: The carrying amount reported on the consolidated balance sheet approximates fair value.

•	Accounts and notes receivable: The carrying amount reported on the consolidated balance sheet approximates fair value.

•	Debt: The carrying amount of our floating-rate debt approximates fair value. The fair value of our fixed-rate debt is estimated based on quoted market prices.

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

We classify the fair value of an asset or liability based on the lowest level of input significant to its measurement; however, the fair value of an asset or liability initially reported as Level 3 will be subsequently reported as Level 2 if the unobservable inputs become inconsequential to its measurement or corroborating market data becomes available. Conversely, an asset or liability initially reported as Level 2 will be subsequently reported as Level 3 if corroborating market data becomes unavailable. We made no material transfers in or out of Level 1 during the three-month periods ended March 31, 2014 and 2013.

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

We have master netting arrangements for all of our exchange-cleared derivative instruments, the majority of our OTC derivative instruments, and certain physical commodity forward contracts (primarily pipeline crude oil deliveries). The following tables show these contracts on a net basis in the column “Effect of Counterparty Netting.” We have no contracts that are subject to master netting arrangements that are reflected gross on the consolidated balance sheet.

The carrying values and fair values by hierarchy of our material financial instruments, either carried or disclosed at fair value, and derivative assets and liabilities, including any effects of master netting agreements or collateral, were:

	Millions of Dollars
	March 31, 2014
	Fair Value Hierarchy			Total Fair Value of Gross Assets & Liabilities	Effect of Counterparty Netting	Effect of Collateral Netting	Difference in Carrying Value and Fair Value	Net Carrying Value Presented on the Balance Sheet	Cash Collateral Received or Paid, Not Offset on Balance Sheet
	Level 1	Level 2	Level 3
Commodity Derivative Assets
Exchange-cleared instruments	$203	248	—	451	(444)	—	—	7	—
OTC instruments	—	9	—	9	(4)	—	—	5	—
Physical forward contracts*	—	23	4	27	—	—	—	27	—
Rabbi trust assets	64	—	—	64	N/A	N/A	—	64	N/A
	$267	280	4	551	(448)	—	—	103

Commodity Derivative Liabilities
Exchange-cleared instruments	$207	241	—	448	(444)	(4)	—	—	—
OTC instruments	—	11	—	11	(4)	—	—	7	—
Physical forward contracts*	—	13	1	14	—	—	—	14	—
Floating-rate debt	53	—	—	53	N/A	N/A	—	53	N/A
Fixed-rate debt, excluding capital leases**	—	6,347	—	6,347	N/A	N/A	(383)	5,964	N/A
	$260	6,612	1	6,873	(448)	(4)	(383)	6,038
* Physical forward contracts may have a larger value on the balance sheet than disclosed in the fair value hierarchy when the remaining contract term at the reporting date is greater than 12 months and the short-term portion is an asset while the long-term portion is a liability, or vice versa.
** We carry fixed-rate debt on the balance sheet at amortized cost.

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
* Physical forward contracts may have a larger value on the balance sheet than disclosed in the fair value hierarchy when the remaining contract term at the reporting date is greater than 12 months and the short-term portion is an asset while the long-term portion is a liability, or vice versa.
** We carry fixed-rate debt on the balance sheet at amortized cost.

The values presented in the preceding tables appear on our balance sheet as follows: for commodity derivative assets and liabilities, this is provided in the first table in Note 13—Derivatives and Financial Instruments; rabbi trust assets appear in the “Investments and long-term receivables” line; and floating-rate and fixed-rate debt appear in the “Short-term debt” and “Long-term debt” lines.

Nonrecurring Fair Value Remeasurements
During the three-month period ended March 31, 2014, there were no significant nonrecurring fair value remeasurements of assets subsequent to their initial recognition.

The following table shows the values of assets, by major category, measured at fair value on a nonrecurring basis in periods subsequent to their initial recognition during the three-month period ended March 31, 2013:

	Millions of Dollars
		Fair Value Measurements Using
	Fair Value*	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Before- Tax Loss
March 31, 2013
Net properties, plants and equipment (held for use)	$22	22	—	—	27
* Represents the fair value at the time of the impairment.

During the first quarter of 2013, net PP&E held for use related to the composite graphite business in our M&S segment, with a carrying amount of $18 million, was written down to its fair value, resulting in a before-tax loss of $18 million. The fair value was based on an internal assessment of expected discounted future cash flows. During this same period, corporate net PP&E held for use with a carrying amount of $31 million was written down to its fair value of $22 million, resulting in a before-tax loss of $9 million. The fair value was primarily determined by a third-party valuation.

Note 15—Employee Benefit Plans

Pension and Postretirement Plans
The components of net periodic benefit cost for the three months ended March 31, 2014 and 2013, were as follows:

	Millions of Dollars
	Pension Benefits				Other Benefits
	2014		2013		2014	2013
	U.S.	Int’l.	U.S.	Int’l.
Components of Net Periodic Benefit Cost
Three Months Ended March 31
Service cost	$30	10	31	9	2	2
Interest cost	27	9	23	8	2	2
Expected return on plan assets	(36)	(9)	(30)	(7)	—	—
Amortization of prior service cost (credit)	1	(1)	—	—	—	—
Recognized net actuarial loss (gain)	10	3	21	5	(1)	—
Total net periodic benefit cost	$32	12	45	15	3	4

During the first three months of 2014, we contributed $162 million to our U.S. plans and $14 million to our international plans. We currently expect to make additional contributions of approximately $60 million in 2014, primarily to our international plans.

Note 16—Accumulated Other Comprehensive Income (Loss)

The following table depicts changes in accumulated other comprehensive income (loss) by component, as well as detail on reclassifications out of accumulated other comprehensive income (loss):

	Millions of Dollars
	Defined Benefit Plans	Foreign Currency Translation	Hedging	Accumulated Other Comprehensive Income (Loss)

December 31, 2012	$(778)	466	(2)	(314)
Other comprehensive loss before reclassifications	(8)	(318)	—	(326)
Amounts reclassified from accumulated other comprehensive income (loss)*
Amortization of defined benefit plan items**
Actuarial losses	18	—	—	18
Net current period other comprehensive income (loss)	10	(318)	—	(308)
March 31, 2013	$(768)	148	(2)	(622)

December 31, 2013	$(404)	443	(2)	37
Other comprehensive income before reclassifications	2	30	—	32
Amounts reclassified from accumulated other comprehensive income (loss)*
Amortization of defined benefit plan items**
Actuarial losses	8	—	—	8
Net current period other comprehensive income	10	30	—	40
March 31, 2014	$(394)	473	(2)	77
* There were no significant reclassifications related to foreign currency translation or hedging.
** These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit cost (see Note 15—Employee Benefit Plans, for additional information).

Note 17—Cash Flow Information

	Millions of Dollars
	Three Months Ended
	March 31
	2014	2013
Cash Payments
Interest	$12	15
Income taxes	26	83

Noncash Investing and Financing Activities
As discussed more fully in Note 4—Assets Held for Sale or Sold, on February 25, 2014, we completed the exchange of our flow improvers business for shares of Phillips 66 common stock owned by the other party to the transaction. The noncash portion of the net assets surrendered by us in the exchange was $204 million, and we received approximately 17.4 million shares of our common stock, with a fair value at the time of the exchange of $1.35 billion.

Note 18—Related Party Transactions

Significant transactions with related parties were:

	Millions of Dollars
	Three Months Ended March 31
	2014	2013

Operating revenues and other income (a)	$2,067	1,749
Purchases (b)	3,991	4,287
Operating expenses and selling, general and administrative expenses (c)	35	24
Interest expense (d)	2	2

(a)
We sold crude oil to the Malaysian Refining Company Sdn. Bdh. (MRC). NGL and other petrochemical feedstocks, along with solvents, were sold to CPChem, and gas oil and hydrogen feedstocks were sold to Excel. Certain feedstocks and intermediate products were sold to WRB. We also acted as agent for WRB in supplying other crude oil and feedstocks, wherein the transactional amounts did not impact operating revenues. In addition, we charged several of our affiliates, including CPChem and MSLP, for the use of common facilities, such as steam generators, waste and water treaters, and warehouse facilities.

(b)
We purchased refined products from WRB. We also acted as agent for WRB in distributing asphalt and solvents, wherein the transactional amounts did not impact purchases. We purchased natural gas and NGL from DCP Midstream, LLC (DCP Midstream) and CPChem for use in our refinery processes and other feedstocks from various affiliates. We purchased refined products from MRC. We also paid fees to various pipeline equity companies for transporting finished refined products. In addition, we paid a price upgrade to MSLP for heavy crude processing. We purchased base oils and fuel products from Excel for use in our refining and specialty businesses.

(c)	We paid utility and processing fees to various affiliates.

(d)	We incurred interest expense on a note payable to MSLP.

Note 19—Segment Disclosures and Related Information

Our operating segments are:

1)
Midstream—Gathers, processes, transports and markets natural gas; and transports, fractionates and markets NGL in the United States. In addition, this segment transports crude oil and other feedstocks to our refineries and other locations, and delivers refined and specialty products to market. The Midstream segment includes, among other businesses, our 50 percent equity investment in DCP Midstream and our investment in Phillips 66 Partners LP.

2)	Chemicals—Manufactures and markets petrochemicals and plastics on a worldwide basis. The Chemicals segment consists of our 50 percent equity investment in CPChem.

3)	Refining—Buys, sells and refines crude oil and other feedstocks at 15 refineries, mainly in the United States, Europe and Asia.

4)
Marketing and Specialties—Purchases for resale and markets refined products, mainly in the United States and Europe. In addition, this segment includes the manufacturing and marketing of specialty products (such as base oils and lubricants), as well as power generation operations.

Corporate and Other includes general corporate overhead, interest expense, our investments in new technologies and various other corporate activities. Corporate assets include all cash and cash equivalents.

We evaluate performance and allocate resources based on net income attributable to Phillips 66. Intersegment sales are at prices that approximate market.

Effective January 1, 2014, we changed the organizational structure of the internal financial information reviewed by our chief executive officer, and determined this resulted in a change in the composition of our operating segments. The primary effects of this reporting reorganization were:

•
We moved two of our equity investments, Excel and Jupiter Sulphur, LLC, as well as the commission revenues related to needle and anode coke, polypropylene and solvents, from the Refining segment to the M&S segment.

•	We moved several refining logistics projects from the Refining segment to the Midstream segment.

The new segment alignment is presented for the three-month period ended March 31, 2014, with the prior periods recast for comparability.

Analysis of Results by Operating Segment

	Millions of Dollars
	Three Months Ended March 31
	2014	2013
Sales and Other Operating Revenues
Midstream
Total sales	$2,155	1,628
Intersegment eliminations	(292)	(232)
Total Midstream	1,863	1,396
Chemicals	2	2
Refining
Total sales	29,215	29,762
Intersegment eliminations	(17,558)	(17,857)
Total Refining	11,657	11,905
Marketing and Specialties
Total sales	27,046	28,180
Intersegment eliminations	(292)	(278)
Total Marketing and Specialties	26,754	27,902
Corporate and Other	7	6
Consolidated sales and other operating revenues	$40,283	41,211

Net Income (Loss) Attributable to Phillips 66
Midstream	$188	111
Chemicals	316	282
Refining	306	904
Marketing and Specialties	137	190
Corporate and Other	(81)	(95)
Discontinued operations	706	15
Consolidated net income attributable to Phillips 66	$1,572	1,407

	Millions of Dollars
	March 31 2014	December 31 2013
Total Assets
Midstream	$5,379	5,485
Chemicals	4,689	4,377
Refining	27,262	26,046
Marketing and Specialties	7,335	7,331
Corporate and Other	6,182	6,348
Discontinued operations	—	211
Consolidated total assets	$50,847	49,798

Note 20—Income Taxes

Our effective tax rate for the first three months of 2014 was 33 percent, compared with 32 percent for the corresponding period of 2013. The effective tax rate varies from the federal statutory tax rate of 35 percent primarily as a result of state tax expense, offset by the manufacturing deduction and foreign operations.

Note 21—Phillips 66 Partners LP

In 2013, we formed Phillips 66 Partners, a master limited partnership, to own, operate, develop and acquire primarily fee-based crude oil, refined petroleum product and NGL pipelines and terminals, as well as other transportation and midstream assets.
On March 1, 2014, we contributed to Phillips 66 Partners certain transportation, terminaling and storage assets for total consideration of $700 million, which consisted of $400 million in cash, the receipt of 3,530,595 common units and 72,053 general partner units of Phillips 66 Partners and a 5-year, $160 million note receivable. These assets consisted of our Gold Line products system and the Medford spheres, two newly constructed refinery-grade propylene storage spheres. Since we consolidate Phillips 66 Partners for financial reporting purposes, this transaction was eliminated upon consolidation and did not impact our financial position or cash flow.

At March 31, 2014, we owned a 73 percent limited partner interest and a 2 percent general partner interest in Phillips 66 Partners, while the public owned a 25 percent limited partner interest. We consolidate Phillips 66 Partners because we control the partnership through our general partner interest (see Note 2—Variable Interest Entities (VIEs) for additional information). The public’s ownership interest in Phillips 66 Partners was $409 million at March 31, 2014, and is reflected as a noncontrolling interest in our financial statements.

Note 22—New Accounting Standards

In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” This ASU amends the definition of discontinued operations so that only disposals of components of an entity representing major strategic shifts that have a major effect on an entity’s operations and financial results will qualify for discontinued operations reporting. The ASU also requires additional disclosures about discontinued operations and individually material disposals that do not meet the definition of a discontinued operation. ASU 2014-08 is effective January 1, 2015, and earlier application is permitted, but only for disposals not previously reported in the financial statements. We are currently evaluating the provisions of ASU 2014-08 and assessing the impact, if any, it may have on our financial position and results of operations. Our initial assessment is that this ASU will result in fewer dispositions qualifying for discontinued operations reporting.

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

Effective with fiscal year 2013, we revised the cash flow presentation of inter-column transactions associated with the company’s centralized cash management program and intercompany loans, from operating cash flows to investing cash flows, in a new line item labeled “Intercompany lending activities.” All periods have been revised to conform to this presentation.

	Millions of Dollars
	Three Months Ended March 31, 2014
Statement of Income	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Revenues and Other Income
Sales and other operating revenues	$—	27,239	13,044	—	40,283
Equity in earnings of affiliates	922	846	178	(1,168)	778
Net gain on dispositions	—	—	7	—	7
Other income	—	22	9	—	31
Intercompany revenues	—	278	4,701	(4,979)	—
Total Revenues and Other Income	922	28,385	17,939	(6,147)	41,099

Costs and Expenses
Purchased crude oil and products	—	24,384	14,938	(4,941)	34,381
Operating expenses	2	903	191	(6)	1,090
Selling, general and administrative expenses	3	286	138	(25)	402
Depreciation and amortization	—	180	54	—	234
Impairments	—	1	—	—	1
Taxes other than income taxes	—	1,301	2,337	—	3,638
Accretion on discounted liabilities	—	5	1	—	6
Interest and debt expense	66	4	5	(7)	68
Foreign currency transaction gains	—	—	(19)	—	(19)
Total Costs and Expenses	71	27,064	17,645	(4,979)	39,801
Income from continuing operations before income taxes	851	1,321	294	(1,168)	1,298
Provision (benefit) for income taxes	(25)	399	52	—	426
Income from Continuing Operations	876	922	242	(1,168)	872
Income from discontinued operations*	696	—	10	—	706
Net income	1,572	922	252	(1,168)	1,578
Less: net income attributable to noncontrolling interests	—	—	6	—	6
Net Income Attributable to Phillips 66	$1,572	922	246	(1,168)	1,572

Comprehensive Income	$1,612	962	284	(1,240)	1,618
* Net of provision for income taxes on discontinued operations	$—	—	5	—	5

	Millions of Dollars
	Three Months Ended March 31, 2013
Statement of Income	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Revenues and Other Income
Sales and other operating revenues	$—	27,637	13,574	—	41,211
Equity in earnings of affiliates	1,452	1,139	158	(1,710)	1,039
Net gain on dispositions	—	1	—	—	1
Other income	—	15	8	—	23
Intercompany revenues	—	490	4,833	(5,323)	—
Total Revenues and Other Income	1,452	29,282	18,573	(7,033)	42,274

Costs and Expenses
Purchased crude oil and products	—	24,752	15,780	(5,289)	35,243
Operating expenses	—	799	186	(7)	978
Selling, general and administrative expenses	2	206	142	(23)	327
Depreciation and amortization	—	183	59	—	242
Impairments	—	(3)	27	—	24
Taxes other than income taxes	—	1,209	2,115	—	3,324
Accretion on discounted liabilities	—	5	1	—	6
Interest and debt expense	67	3	4	(4)	70
Foreign currency transaction losses	—	1	1	—	2
Total Costs and Expenses	69	27,155	18,315	(5,323)	40,216
Income from continuing operations before income taxes	1,383	2,127	258	(1,710)	2,058
Provision (benefit) for income taxes	(24)	675	12	—	663
Income from Continuing Operations	1,407	1,452	246	(1,710)	1,395
Income from discontinued operations*	—	—	15	—	15
Net income	1,407	1,452	261	(1,710)	1,410
Less: net income attributable to noncontrolling interests	—	—	3	—	3
Net Income Attributable to Phillips 66	$1,407	1,452	258	(1,710)	1,407

Comprehensive Income	$1,100	1,145	(54)	(1,089)	1,102
* Net of provision for income taxes on discontinued operations:	$—	—	8	—	8

	Millions of Dollars
	At March 31, 2014
Balance Sheet	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Assets
Cash and cash equivalents	$—	2,096	3,230	—	5,326
Accounts and notes receivable	30	2,699	7,303	(912)	9,120
Inventories	—	3,414	2,494	—	5,908
Prepaid expenses and other current assets	9	389	307	—	705
Total Current Assets	39	8,598	13,334	(912)	21,059
Investments and long-term receivables	33,514	26,043	7,997	(57,553)	10,001
Net properties, plants and equipment	—	11,976	3,775	—	15,751
Goodwill	—	3,099	42	—	3,141
Intangibles	—	693	44	—	737
Other assets	38	112	12	(4)	158
Total Assets	$33,591	50,521	25,204	(58,469)	50,847

Liabilities and Equity
Accounts payable	$—	7,630	5,905	(912)	12,623
Short-term debt	—	18	22	—	40
Accrued income and other taxes	—	992	599	—	1,591
Employee benefit obligations	—	207	25	—	232
Other accruals	99	184	395	—	678
Total Current Liabilities	99	9,031	6,946	(912)	15,164
Long-term debt	5,796	148	233	—	6,177
Asset retirement obligations and accrued environmental costs	—	521	176	—	697
Deferred income taxes	—	4,567	1,129	(4)	5,692
Employee benefit obligations	—	596	197	—	793
Other liabilities and deferred credits	6,282	2,198	6,458	(14,443)	495
Total Liabilities	12,177	17,061	15,139	(15,359)	29,018
Common stock	14,346	25,400	8,020	(33,420)	14,346
Retained earnings	6,991	7,983	1,249	(9,261)	6,962
Accumulated other comprehensive income	77	77	352	(429)	77
Noncontrolling interests	—	—	444	—	444
Total Liabilities and Equity	$33,591	50,521	25,204	(58,469)	50,847

	Millions of Dollars
	At December 31, 2013
Balance Sheet	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Assets
Cash and cash equivalents	$—	2,162	3,238	—	5,400
Accounts and notes receivable	9	2,174	8,130	(681)	9,632
Inventories	—	1,962	1,392	—	3,354
Prepaid expenses and other current assets	10	368	473	—	851
Total Current Assets	19	6,666	13,233	(681)	19,237
Investments and long-term receivables	33,178	27,417	7,135	(56,510)	11,220
Net properties, plants and equipment	—	12,031	3,367	—	15,398
Goodwill	—	3,094	2	—	3,096
Intangibles	—	694	4	—	698
Other assets	40	112	1	(4)	149
Total Assets	$33,237	50,014	23,742	(57,195)	49,798

Liabilities and Equity
Accounts payable	$1	7,507	4,263	(681)	11,090
Short-term debt	—	18	6	—	24
Accrued income and other taxes	—	250	622	—	872
Employee benefit obligations	—	422	54	—	476
Other accruals	49	178	242	—	469
Total Current Liabilities	50	8,375	5,187	(681)	12,931
Long-term debt	5,796	152	183	—	6,131
Asset retirement obligations and accrued environmental costs	—	527	173	—	700
Deferred income taxes	—	5,045	1,084	(4)	6,125
Employee benefit obligations	—	724	197	—	921
Other liabilities and deferred credits	5,441	2,155	6,691	(13,689)	598
Total Liabilities	11,287	16,978	13,515	(14,374)	27,406
Common stock	16,291	25,938	8,302	(34,240)	16,291
Retained earnings	5,622	7,061	1,163	(8,224)	5,622
Accumulated other comprehensive income	37	37	320	(357)	37
Noncontrolling interests	—	—	442	—	442
Total Liabilities and Equity	$33,237	50,014	23,742	(57,195)	49,798

	Millions of Dollars
	Three Months Ended March 31, 2014
Statement of Cash Flows	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Cash Flows From Operating Activities
Net cash provided by continuing operating activities	$52	11	1,438	(105)	1,396
Net cash provided by discontinued operations	—	—	2	—	2
Net Cash Provided by Operating Activities	52	11	1,440	(105)	1,398

Cash Flows From Investing Activities
Capital expenditures and investments*	—	(841)	(449)	718	(572)
Proceeds from asset dispositions	—	871	36	(400)	507
Intercompany lending activities	1,291	(66)	(1,225)	—	—
Other	—	(38)	51	—	13
Net cash provided by (used in) continuing investing activities	1,291	(74)	(1,587)	318	(52)
Net cash used in discontinued operations	—	—	(34)	—	(34)
Net Cash Provided by (Used in) Investing Activities	1,291	(74)	(1,621)	318	(86)

Cash Flows From Financing Activities
Repayment of debt	—	(3)	(5)	—	(8)
Issuance of common stock	(20)	—	—	—	(20)
Repurchase of common stock	(640)	—	—	—	(640)
Share exchange—PSPI transaction	(450)	—	—	—	(450)
Dividends paid on common stock	(229)	—	(93)	93	(229)
Distributions to controlling interests	—	—	(274)	274	—
Distributions to noncontrolling interests	—	—	(4)	—	(4)
Other*	(4)	—	580	(580)	(4)
Net cash provided by (used in) continuing financing activities	(1,343)	(3)	204	(213)	(1,355)
Net cash provided by (used in) discontinued operations	—	—	—	—	—
Net Cash Provided by (Used in) Financing Activities	(1,343)	(3)	204	(213)	(1,355)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	(31)	—	(31)

Net Change in Cash and Cash Equivalents	—	(66)	(8)	—	(74)
Cash and cash equivalents at beginning of period	—	2,162	3,238	—	5,400
Cash and Cash Equivalents at End of Period	$—	2,096	3,230	—	5,326
* Includes intercompany capital contributions.

	Millions of Dollars
	Three Months Ended March 31, 2013
Statement of Cash Flows	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Cash Flows From Operating Activities
Net cash provided by continuing operating activities	$70	1,335	786	—	2,191
Net cash provided by discontinued operations	—	—	22	—	22
Net Cash Provided by Operating Activities	70	1,335	808	—	2,213

Cash Flows From Investing Activities
Capital expenditures and investments	—	(186)	(216)	20	(382)
Proceeds from asset dispositions	—	—	9	—	9
Intercompany lending activities	515	(723)	208	—	—
Collection of advances/loans—related parties	—	—	55	—	55
Net cash provided by (used in) continuing investing activities	515	(909)	56	20	(318)
Net cash used in discontinued operations	—	—	(5)	—	(5)
Net Cash Provided by (Used in) Investing Activities	515	(909)	51	20	(323)

Cash Flows From Financing Activities
Repayment of debt	—	(3)	—	—	(3)
Issuance of common stock	(6)	—	—	—	(6)
Repurchase of common stock	(382)	—	—	—	(382)
Dividends paid on common stock	(194)	—	—	—	(194)
Other	(3)	3	20	(20)	—
Net cash provided by (used in) continuing financing activities	(585)	—	20	(20)	(585)
Net cash provided by (used in) discontinued operations	—	—	—	—	—
Net Cash Provided by (Used in) Financing Activities	(585)	—	20	(20)	(585)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	(26)	—	(26)

Net Change in Cash and Cash Equivalents	—	426	853	—	1,279
Cash and cash equivalents at beginning of period	—	2,410	1,064	—	3,474
Cash and Cash Equivalents at End of Period	$—	2,836	1,917	—	4,753

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis is the company’s analysis of its financial performance, financial condition, and significant trends that may affect future performance. It should be read in conjunction with the consolidated financial statements and notes included elsewhere in this report. It contains forward-looking statements including, without limitation, statements relating to the company’s plans, strategies, objectives, expectations and intentions that are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “estimate,” “believe,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target” and similar expressions identify forward-looking statements. The company does not undertake to update, revise or correct any of the forward-looking information unless required to do so under the federal securities laws. Readers are cautioned that such forward-looking statements should be read in conjunction with the company’s disclosures under the heading: “CAUTIONARY STATEMENT FOR THE PURPOSES OF THE ‘SAFE HARBOR’ PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995,” beginning on page 44.

The terms “earnings” and “loss” as used in Management’s Discussion and Analysis refer to net income (loss) attributable to Phillips 66.

BUSINESS ENVIRONMENT AND EXECUTIVE OVERVIEW

Phillips 66 is an energy manufacturing and logistics company with midstream, chemicals, refining, and marketing and specialties businesses. At March 31, 2014, we had total assets of $51 billion. Our common stock trades on the New York Stock Exchange under the symbol “PSX.”

Executive Overview
We reported earnings of $1,572 million in the first quarter of 2014, generated $1,398 million in cash from operating activities, and received $507 million from asset dispositions. We used available cash to fund capital expenditures and investments of $572 million, pay dividends of $229 million, and repurchase $640 million of our common stock. We also had a cash outflow of $450 million related to the share exchange on the Phillips Specialty Products Inc. (PSPI) transaction. We ended the first quarter of 2014 with $5.3 billion of cash and cash equivalents and approximately $5.4 billion of total capacity available under our liquidity facilities.

In 2013, we formed Phillips 66 Partners LP, a master limited partnership, to own, operate, develop and acquire primarily fee-based crude oil, refined petroleum product and natural gas liquids (NGL) pipelines and terminals, as well as other transportation and midstream assets. On March 1, 2014, we contributed to Phillips 66 Partners certain transportation, terminaling and storage assets for total consideration of $700 million. These assets consisted of our Gold Line products system and the Medford spheres, two newly constructed refinery-grade propylene storage spheres. Since we consolidate Phillips 66 Partners for financial reporting purposes, this transaction was eliminated upon consolidation and did not impact our financial position or cash flow.

Basis of Presentation
Effective January 1, 2014, we changed the organizational structure of the internal financial information reviewed by our chief executive officer, and determined this resulted in a change in the composition of our operating segments. The primary effects of this reporting reorganization were:

•
We moved two of our equity investments, Excel Paralubes and Jupiter Sulphur, LLC, as well as the commission revenues related to needle and anode coke, polypropylene and solvents, from the Refining segment to the Marketing and Specialties (M&S) segment.

•	We moved several refining logistics projects from the Refining segment to the Midstream segment.

The new segment alignment is presented for the three-month period ended March 31, 2014, with the prior periods recast for comparability.

Business Environment
The Midstream segment includes our 50 percent equity investment in DCP Midstream, LLC (DCP Midstream). Earnings of DCP Midstream are closely linked to NGL prices, natural gas prices and crude oil prices. Industry NGL prices increased in the first quarter of 2014, compared with the first quarter and fourth quarter of 2013, due to strong demand. During late 2013, demand for propane increased greatly due to declining storage levels in the Midwest United States, largely from more grain crop drying and extreme winter weather. Natural gas prices increased in the first quarter of 2014, compared with the first quarter and fourth quarter of 2013. The increase in natural gas prices was largely due to increased demand and lower storage levels from extreme winter weather.

The Chemicals segment consists of our 50 percent equity investment in Chevron Phillips Chemical Company LLC (CPChem). The chemicals and plastics industry is mainly a commodity-based industry where the margins for key products are based on market factors. The chemicals industry continues to experience higher ethylene margins in regions of the world where production is based upon NGL versus crude-derived feedstocks. In particular, companies with North American ethane-based crackers benefited from the lower-priced feedstocks and improved ethylene margins, as well as improved margins for polyethylene, an ethylene derivative.

Results for our Refining segment depend largely on refining margins, cost control, refinery throughput, and product yields. The crack spread is a measure of the difference between market prices for refined petroleum products and crude oil, and it is used within our industry as an indicator for refining margins. The U.S. 3:2:1 crack spread (three barrels of crude oil producing two barrels of gasoline and one barrel of diesel) decreased in the first quarter of 2014, compared with the first quarter of 2013, but increased compared with the fourth quarter of 2013. The first-quarter 2014 domestic industry crack spread declined compared with the first quarter of 2013, largely as the result of average market gasoline and distillate prices declining more than the average market crude oil price. The increase in the first-quarter 2014 domestic industry crack spread compared with the fourth quarter of 2013 was primarily due to higher gasoline prices. North American crude production continues to grow at a rapid pace, keeping downward pressure on crude prices. However, increased pipeline capacity connecting the Midcontinent to the Gulf Coast has resulted in narrower inland crude discounts than in the past.
The Northwest Europe benchmark crack spread in the first quarter of 2014 decreased compared with both the first quarter and fourth quarter of 2013.  The decline from the first quarter of 2013 was a result of lower gasoline and distillate cracks while the decline from the fourth quarter of 2013 was a result of lower distillate cracks. European oil product demand growth is still negative due to the ongoing weak economic situation and abnormally warm winter. Gasoline remains oversupplied and distillate remains well supplied by imports from outside Europe.
Results for our M&S segment depend largely on marketing fuel margins, base oil margins, lubricant margins and other specialty product margins. These margins are primarily based on market factors, largely determined by the relationship between demand and supply. Marketing fuel margins are primarily determined by the trend of the spot prices for refined products. Generally, a downward trend of spot prices has a favorable impact on the marketing fuel margins, while an upward trend of spot prices has an unfavorable impact on marketing fuel margins.

RESULTS OF OPERATIONS

Unless otherwise indicated, discussion of results for the three-month period ended March 31, 2014, is based on a comparison with the corresponding period of 2013.

Consolidated Results
A summary of net income (loss) attributable to Phillips 66 by business segment follows:

	Millions of Dollars
	Three Months Ended March 31
	2014	2013

Midstream	$188	111
Chemicals	316	282
Refining	306	904
Marketing and Specialties	137	190
Corporate and Other	(81)	(95)
Discontinued Operations	706	15
Net income attributable to Phillips 66	$1,572	1,407

Earnings for Phillips 66 increased $165 million, or 12 percent, in the first quarter of 2014. The increase was primarily due to the recognition of a noncash $696 million gain related to the PSPI share exchange. This increase was mostly offset by lower realized refining margins resulting partially from decreased market crack spreads and impacts related to narrowing crude differentials. See the “Segment Results” section for additional information on our segment results.

Statement of Income Analysis

Sales and other operating revenues and purchased crude oil and products for the first quarter of 2014 both decreased 2 percent, primarily due to lower petroleum product and crude oil prices, respectively.

Equity in earnings of affiliates decreased 25 percent for the first quarter of 2014, which primarily resulted from decreased earnings from WRB Refining LP (WRB), partially offset by increased earnings from CPChem and DCP Midstream. Equity in earnings of WRB decreased 70 percent in the first quarter of 2014, mainly due to lower refining margins. See the “Segment Results” section for additional information on CPChem and DCP Midstream earnings.

Operating expenses for the first quarter of 2014 increased $112 million, or 11 percent, primarily resulting from spending related to higher utility costs due to increased natural gas prices, as well as turnarounds at our refineries.

Selling, general and administrative expenses increased $75 million, or 23 percent, in the first quarter of 2014, primarily due to additional fees under marketing consignment fuels agreements, as well as costs associated with the acquisition of an additional interest in an entity that operates a power and steam generation plant.

Foreign currency transaction (gains) losses for the first quarter of 2014 were a $19 million gain, compared with a loss of $2 million for the first quarter of 2013. The favorable change was primarily due to the U.S. dollar remaining constant against both the British pound and the euro during the first quarter of 2014, compared with the U.S. dollar strengthening against both the British pound and the euro during the first quarter of 2013.

See Note 20—Income Taxes, in the Notes to Consolidated Financial Statements, for information regarding our provision for income taxes and effective tax rates.

Income from discontinued operations increased $691 million in the first quarter of 2014, due to the completion of the PSPI share exchange on February 25, 2014. See Note 4—Assets Held for Sale or Sold, in the Notes to Consolidated Financial Statements, for additional information on this transaction.

Segment Results

Midstream

	Three Months Ended March 31
	2014	2013
	Millions of Dollars
Net Income Attributable to Phillips 66
Transportation	$62	45
DCP Midstream	83	56
NGL	43	10
Total Midstream	$188	111

	Dollars Per Unit
Weighted Average NGL Price*
DCP Midstream (per barrel)	$44.52	37.45
DCP Midstream (per gallon)	1.06	0.89
* Based on index prices from the Mont Belvieu and Conway market hubs that are weighted by NGL component and location mix. 2013 weighted average NGL prices have been recast to reflect the impact of ethane rejection.

	Thousands of Barrels Daily
Transportation Volumes
Pipelines*	3,101	3,032
Terminals	1,477	1,041

Operating Statistics
NGL extracted**	223	198
NGL fractionated***	112	117
* Pipelines represent the sum of volumes transported through each separately tariffed pipeline segment, including our share of equity volumes from Yellowstone Pipe Line Company and Lake Charles Pipe Line Company.
** Includes our share of equity affiliates.
*** Excludes DCP Midstream.

The Midstream segment purchases raw natural gas from producers and gathers natural gas through an extensive network of pipeline gathering systems. The natural gas is then processed to extract NGL from the raw gas stream. The remaining “residue” gas is marketed to electric utilities, industrial users and gas marketing companies. Most of the NGLs are fractionated—separated into individual components such as ethane, propane and butane—and marketed as chemical feedstock, fuel or blendstock. In addition, the Midstream segment includes U.S. transportation and terminaling services associated with the movement of crude oil, refined and specialty products, natural gas and NGL, as well as NGL fractionation, trading and marketing businesses in the United States. The Midstream segment includes our 50 percent equity investment in DCP Midstream and our investment in Phillips 66 Partners LP.

Earnings from the Midstream segment increased $77 million, or 69 percent, in the first quarter of 2014. The improvements were driven by higher earnings from each of our business lines.

Transportation earnings increased $17 million in the first quarter of 2014. This increase primarily resulted from increased throughput fees, as well as higher earnings associated with railcar activity.

The $27 million increase in earnings of DCP Midstream in the first quarter of 2014 primarily resulted from higher NGL and natural gas prices. See the “Business Environment and Executive Overview” section for information on market factors impacting this quarter's results.

DCP Midstream Partners, LP (DCP Partners), is a publicly-traded master limited partnership and a subsidiary of DCP Midstream. DCP Partners issues, from time to time, limited partner units to the public. These issuances benefited our equity in earnings from DCP Midstream, on an after-tax basis, by approximately $30 million in the three-month period ended March 31, 2014, compared with approximately $27 million in the corresponding period of 2013.

Earnings of our NGL business increased $33 million for the three-month period ended March 31, 2014. The increase was primarily due to improved margins driven by strong propane prices and inventory impacts.

Chemicals

	Three Months Ended March 31
	2014	2013
	Millions of Dollars

Net Income Attributable to Phillips 66	$316	282

	Millions of Pounds
CPChem Externally Marketed Sales Volumes*
Olefins and Polyolefins	4,302	4,036
Specialties, Aromatics and Styrenics	1,569	1,496
	5,871	5,532
* Includes 100 percent of CPChem's outside sales of produced petrochemical products, as well as commission sales from equity affiliates.

Olefins and Polyolefins Capacity Utilization (percent)	93%	91%

The Chemicals segment consists of our 50 percent interest in CPChem, which we account for under the equity method. CPChem uses NGL and other feedstocks to produce petrochemicals. These products are then marketed and sold or used as feedstocks to produce plastics and other chemicals.

Earnings from the Chemicals segment increased $34 million, or 12 percent, in the first quarter of 2014. The increase in earnings was primarily driven by improved polyethylene realized margins, higher equity earnings from CPChem's equity affiliates and lower turnaround activity costs. These increases were partially offset by an increase in utility costs due to higher natural gas prices. See the “Business Environment and Executive Overview” section for information on market factors impacting this quarter's results.

Refining

	Three Months Ended March 31
	2014	2013
	Millions of Dollars
Net Income (Loss) Attributable to Phillips 66
Atlantic Basin/Europe	$16	95
Gulf Coast	77	35
Central Corridor	222	588
Western/Pacific	(47)	63
Other Refining	38	123
Worldwide	$306	904

	Dollars Per Barrel
Refining Margins*
Atlantic Basin/Europe	$7.46	8.61
Gulf Coast	8.64	8.08
Central Corridor	15.21	27.29
Western/Pacific	7.02	9.64
Worldwide	9.88	13.78
* Based on total processed inputs and includes proportional share of refining margins contributed by certain equity affiliates.

	Thousands of Barrels Daily
Operating Statistics
Refining operations*
Atlantic Basin/Europe
Crude oil capacity	588	588
Crude oil processed	551	571
Capacity utilization (percent)	94	97
Refinery production	588	618
Gulf Coast
Crude oil capacity	733	733
Crude oil processed	613	584
Capacity utilization (percent)	84	80
Refinery production	717	646
Central Corridor
Crude oil capacity	485	475
Crude oil processed	466	457
Capacity utilization (percent)	96	96
Refinery production	483	475
Western/Pacific
Crude oil capacity	440	440
Crude oil processed	395	401
Capacity utilization (percent)	90	91
Refinery production	429	445
Worldwide
Crude oil capacity	2,246	2,236
Crude oil processed	2,025	2,013
Capacity utilization (percent)	90	90
Refinery production	2,217	2,184
* Includes our share of equity affiliates.

The Refining segment buys, sells and refines crude oil and other feedstocks into petroleum products (such as gasoline, distillates and aviation fuels) at 15 refineries, mainly in the United States, Europe and Asia.

Earnings for the Refining segment decreased $598 million, or 66 percent, in the first quarter of 2014. The decrease was primarily due to lower realized refining margins resulting partially from decreased market crack spreads and impacts related to narrowing crude differentials. See the “Business Environment and Executive Overview” section for information on industry crack spreads and other market factors impacting this quarter’s results. Also contributing to the lower results were increased maintenance and turnaround costs in the first quarter of 2014, as well as higher utility costs due to increased natural gas prices.

Our worldwide refining crude oil capacity utilization rate was 90 percent in the first quarter of 2014 and 2013.

Marketing and Specialties

	Three Months Ended March 31
	2014	2013
	Millions of Dollars
Net Income Attributable to Phillips 66
Marketing and Other	$93	177
Specialties	44	13
Total Marketing and Specialties	$137	190

	Dollars Per Barrel
Realized Marketing Fuel Margin*
U.S.	$1.19	1.02
International	3.72	3.16
* On third-party petroleum products sales.

	Dollars Per Gallon
U.S. Average Wholesale Prices*
Gasoline	$2.79	2.93
Distillates	3.10	3.14
* Excludes excise taxes.

	Thousands of Barrels Daily
Marketing Petroleum Products Sales Volumes
Gasoline	1,119	1,105
Distillates	944	956
Other products	16	16
Total	2,079	2,077

The M&S segment purchases for resale and markets refined petroleum products (such as gasoline, distillates and aviation fuels), mainly in the United States and Europe. In addition, this segment includes the manufacturing and marketing of specialty products (such as base oils and lubricants), as well as power generation operations.

The M&S segment earnings were $137 million in the first quarter of 2014, a decrease of $53 million, or 28 percent. Earnings in the first quarter of 2014 were unfavorably impacted by costs associated with the acquisition of an additional interest in an entity that operates a power and steam generation plant. Earnings in the first quarter of 2013 benefited from a full quarter of earnings from our U.K. power generation business, which was sold in July 2013, and the biodiesel tax credit program that was discontinued in 2014. See the “Business Environment and Executive Overview” section for information on marketing fuel margins and other market factors impacting this quarter's results.

Corporate and Other

	Millions of Dollars
	Three Months Ended March 31
	2014	2013
Net Income (Loss) Attributable to Phillips 66
Net interest	$(41)	(43)
Corporate general and administrative expenses	(40)	(34)
Technology	(13)	(12)
Other	13	(6)
Total Corporate and Other	$(81)	(95)

Net interest consists of interest and financing expense, net of interest income and capitalized interest. Corporate general and administrative expenses increased $6 million in the three-month period ended March 31, 2014. Partially contributing to this increase was greater charitable contributions.

The category “Other” includes certain income tax expenses, environmental costs associated with sites no longer in operation, foreign currency transaction gains and losses and other costs not directly associated with an operating segment. The decrease in costs was primarily due to expenditures in the first quarter of 2013, related to an asset impairment and higher environmental costs, as well as increased foreign tax credit utilization benefit in the first quarter of 2014.

Discontinued Operations

	Millions of Dollars
	Three Months Ended March 31
	2014	2013
Net Income Attributable to Phillips 66
Discontinued operations	$706	15

In December 2013, we entered into an agreement to exchange the stock of PSPI, a flow improver business, which was included in our M&S segment, for shares of Phillips 66 common stock owned by the other party to the transaction. On February 25, 2014, we completed the PSPI share exchange, resulting in the receipt of approximately 17.4 million shares of Phillips 66 common stock, which are held as treasury shares, and the recognition of a before-tax noncash gain of $696 million. See Note 4—Assets Held for Sale or Sold, in the Notes to Consolidated Financial Statements, for additional information on this transaction.

CAPITAL RESOURCES AND LIQUIDITY

Financial Indicators

	Millions of Dollars Except as Indicated
	March 31 2014	December 31 2013

Short-term debt	$40	24
Total debt	6,217	6,155
Total equity	21,829	22,392
Percent of total debt to capital*	22%	22
Percent of floating-rate debt to total debt	1%	1
* Capital includes total debt and total equity.

To meet our short- and long-term liquidity requirements, we look to a variety of funding sources, but rely primarily on cash generated from operating activities. During the first three months of 2014, we generated $1,398 million in cash from operations and received $507 million from asset dispositions. This available cash was primarily used for capital expenditures and investments ($572 million), repurchases of our common stock ($640 million), the PSPI share exchange ($450 million) and dividend payments on our common stock ($229 million). During the first three months of 2014, cash and cash equivalents decreased by $74 million to $5,326 million.

In addition to cash flows from operating activities, we rely on our credit facility programs, asset sales and our ability to issue securities using our shelf registration statement to support our short- and long-term liquidity requirements. We believe current cash and cash equivalents and cash generated by operations, together with access to external sources of funds as described below in the “Significant Sources of Capital” section, will be sufficient to meet our funding requirements in the near and long term, including our capital spending, dividend payments, defined benefit plan contributions, repayment of debt and share repurchases.

Significant Sources of Capital

Operating Activities
During the first three months of 2014, cash provided by operating activities was $1,398 million, compared with $2,213 million for the first three months of 2013. The decrease in the 2014 period reflected lower realized refining margins and reduced distributions from CPChem, partially offset by increased distributions from WRB. Additionally, reduced positive working capital impacts were driven by a smaller increase in payables, partially offset by decreased receivables.

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

Our operating cash flows are also impacted by dividend decisions made by our equity affiliates, including DCP Midstream, CPChem and WRB. During the first three months of 2014, cash from operations included dividends of $1,410 million from our equity affiliates, compared with $1,116 million during the same period of 2013. We cannot control the amount of future dividends from equity affiliates; therefore, future dividend payments by these companies are not assured.

WRB
WRB is a 50-percent-owned business venture with Cenovus Energy Inc. (Cenovus). Cenovus was obligated to contribute $7.5 billion, plus accrued interest, to WRB over a 10-year period that began in 2007. In the first quarter of 2014, Cenovus prepaid its remaining balance under this obligation. As a result, WRB declared a special dividend, which was distributed to the co-venturers in March 2014. Of the $1,232 million that we received, $760 million was considered a return on our investment in WRB (an operating cash inflow), and $472 million was considered a return of our investment in WRB (an investing cash inflow). The return of investment portion of the dividend was included in the “Proceeds from assets dispositions” line in our consolidated statement of cash flows.

Contribution to Phillips 66 Partners LP
Effective March 1, 2014, we contributed to Phillips 66 Partners certain transportation, terminaling and storage assets for total consideration of $700 million. These assets consisted of the Gold Line products system and the Medford spheres, two newly constructed refinery-grade propylene storage spheres. Phillips 66 Partners financed the acquisition with cash on hand of $400 million, the issuance to us of 3,530,595 and 72,053 additional common and general partner units, respectively, valued at $140 million, and a five-year, $160 million note payable to a subsidiary of Phillips 66. See Note 21—Phillips 66 Partners LP, in the Notes to Consolidated Financial Statements, for additional information.

Credit Facilities
As of March 31, 2014, no amount had been drawn under our $4.5 billion credit facility; however, $51 million in letters of credit had been issued that were supported by this facility. As of March 31, 2014, no amount had been drawn under Phillips 66 Partners' $250 million revolving credit facility.

Trade Receivables Securitization Facility
As of March 31, 2014, no amount had been drawn under our $696 million trade receivables securitization facility; however, $26 million in letters of credit had been issued that were collateralized by trade receivables held by a subsidiary under this facility.

Shelf Registration
We have a universal shelf registration statement on file with the U.S. Securities and Exchange Commission (SEC) under which we, as a well-known seasoned issuer, have the ability to issue and sell an indeterminate amount of various types of debt and equity securities.

Off-Balance Sheet Arrangements
In April 2012, in connection with our separation from ConocoPhillips (the Separation), we entered into an agreement to guarantee 100 percent of certain outstanding debt obligations of Merey Sweeny, L.P. (MSLP). At March 31, 2014, the aggregate principal amount of MSLP debt guaranteed by us was $214 million.

For additional information about guarantees, see Note 11—Guarantees, in the Notes to Consolidated Financial Statements.

Capital Requirements
For information about our capital expenditures and investments, see the “Capital Spending” section.

Our debt balance at both March 31, 2014, and December 31, 2013, was $6.2 billion. Our debt-to-capital ratio was 22 percent at both March 31, 2014, and December 31, 2013, within our target range of 20-to-30 percent.

On February 7, 2014, our Board of Directors declared a quarterly cash dividend of $0.39 per common share. The dividend was paid on March 3, 2014, to holders of record at the close of business on February 18, 2014.

During 2012 and 2013, our Board of Directors authorized repurchases totaling up to $5 billion of our outstanding common stock. The share repurchases are expected to be funded primarily through available cash. During the first quarter of 2014, we repurchased 8,410,109 shares at a cost of $640 million. Since the inception of our share repurchases in 2012, through March 31, 2014, we have repurchased a total of 52,516,489 shares at a cost of $3,242 million. Shares of stock repurchased are held as treasury shares.

In December 2013, we announced that we had entered into an agreement to exchange the stock of PSPI for shares of our common stock held by the other party to the transaction. On February 25, 2014, we completed the PSPI share exchange, resulting in the receipt of approximately 17.4 million shares of Phillips 66 common stock, which are held as treasury shares, and the recognition of a before-tax, noncash gain of $696 million.

Capital Spending

	Millions of Dollars
	Three Months Ended March 31
	2014	2013
Capital Expenditures and Investments
Midstream	$288	115
Chemicals	—	—
Refining	186	131
Marketing and Specialties	84	97
Corporate and Other	14	39
Total consolidated from continuing operations	$572	382

Discontinued operations	$—	5

Selected Equity Affiliates*
DCP Midstream	$178	274
CPChem**	155	106
WRB	23	29
	$356	409
* Our share of capital spending, which is self-funded by the equity affiliate.
** 2013 has been recast to reflect a change in CPChem's basis of presentation.

Midstream
During the first three months of 2014, DCP Midstream had a self-funded capital program, and thus required no new capital infusions from us or our co-venturer. During this period, on a 100 percent basis, DCP Midstream's capital expenditures and investments were approximately $355 million.

During the first three months of 2014, other capital spending in our Midstream segment not related to DCP Midstream included construction activities related to our Sweeny Fractionator I project, the purchase of an additional 5.7 percent interest in the refined products Explorer Pipeline for $61 million, thereby increasing our ownership to 19.5 percent, and spending associated with return, reliability and maintenance projects in our Transportation business. In addition to our Sweeny Fractionator I project, our major construction activities in progress include the installation of rail racks to accept advantaged crude deliveries at the Bayway and Ferndale refineries.

Chemicals
During the first three months of 2014, CPChem had a self-funded capital program, and thus required no new capital infusions from us or our co-venturer. During this period, on a 100 percent basis, CPChem's capital expenditures and investments were $310 million, primarily for their U.S. Gulf Coast Petrochemicals Project. We are currently forecasting CPChem to remain self-funding through 2014.

Refining
Capital spending for the Refining segment during the first three months of 2014 was primarily for air emission reduction projects to meet new environmental standards, refinery upgrade projects to increase accessibility of advantaged crudes and improve product yields, improvements to the operating integrity of key processing units and safety-related projects.

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

Marketing and Specialties
Capital spending for the M&S segment during the first three months of 2014 was primarily for reliability and maintenance projects, and projects targeted at growing our international Marketing and Specialties businesses. In March 2014, we paid approximately $70 million, net of acquired cash, to acquire the remaining interest that we did not already own in an entity that operates a power and steam generation plant.

Corporate and Other
Capital spending for Corporate and Other during the first three months of 2014 was primarily for projects related to information technology and facilities.

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

Environmental
We are subject to the same numerous international, federal, state and local environmental laws and regulations as other companies in our industry. For a discussion of the most significant of these environmental laws and regulations, including those with associated remediation obligations, see the “Environmental” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 50, 51 and 52 of our 2013 Annual Report on Form 10-K.

From time to time, we receive requests for information or notices of potential liability from the U.S. Environmental Protection Agency (EPA) and state environmental agencies alleging that we are a potentially responsible party under the Federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or an equivalent state statute. On occasion, we also have been made a party to cost recovery litigation by those agencies or by private parties. These requests, notices and lawsuits assert potential liability for remediation costs at various sites that typically are not owned by us, but allegedly contain wastes attributable to our past operations. As of December 31, 2013, we reported that we had been notified of potential liability under CERCLA and comparable state laws at 35 sites around the United States. During the first three months of 2014, there were no new sites for which we received notification of potential liability nor was there resolution of any previously identified sites, leaving 35 unresolved sites with potential liability at March 31, 2014.

At March 31, 2014, our consolidated balance sheet included a total environmental accrual of $488 million, compared with $492 million at December 31, 2013. We expect to incur a substantial amount of these expenditures within the next 30 years.

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

For examples of legislation or precursors for possible regulation that do or could affect our operations, see the “Climate Change” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 53 and 54 of our 2013 Annual Report on Form 10-K.

NEW ACCOUNTING STANDARDS

In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” This ASU amends the definition of discontinued operations so that only disposals of components of an entity representing major strategic shifts that have a major effect on an entity’s operations and financial results will qualify for discontinued operations reporting. The ASU also requires additional disclosures about discontinued operations and individually material disposals that do not meet the definition of a discontinued operation. ASU 2014-08 is effective January 1, 2015, and earlier application is permitted, but only for disposals not previously reported in the financial statements. We are currently evaluating the provisions of ASU 2014-08 and assessing the impact, if any, it may have on our financial position and results of operations. Our initial assessment is that this ASU will result in fewer dispositions qualifying for discontinued operations reporting.

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

•	Changes in tax, environmental and other laws and regulations (including alternative energy mandates) applicable to our business.

•	Limited access to capital or significantly higher cost of capital related to changes to our credit profile or illiquidity or uncertainty in the domestic or international financial markets.

•	The operation, financing and distribution decisions of our joint ventures.

•	Domestic and foreign supplies of crude oil and other feedstocks.

•	Domestic and foreign supplies of petrochemicals and refined products, such as gasoline, diesel, jet fuel and home heating oil.

•	Governmental policies relating to exports of crude oil and natural gas.

•	Overcapacity or under capacity in the midstream, chemicals and refining industries.

•	Fluctuations in consumer demand for refined products.

•	The factors generally described in Item 1A.—Risk Factors in our 2013 Annual Report on Form 10-K.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about market risks for the three months ended March 31, 2014, does not differ materially from that discussed under Item 7A in our 2013 Annual Report on Form 10-K.

Item 4.   CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. As of March 31, 2014, with the participation of management, our Chairman and Chief Executive Officer and our Executive Vice President, Finance and Chief Financial Officer carried out an evaluation, pursuant to Rule 13a-15(b) of the Act, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our Chairman and Chief Executive Officer and our Executive Vice President, Finance and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of March 31, 2014.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, in the quarterly period ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

The following is a description of reportable legal proceedings, including those involving governmental authorities under federal, state and local laws regulating the discharge of materials into the environment, for this reporting period. The information below includes material developments with respect to matters previously reported in our 2013 Annual Report on Form 10-K. There were no new matters that arose during the first quarter of 2014. While it is not possible to accurately predict the final outcome of these pending proceedings, if any one or more of such proceedings were decided adversely to Phillips 66, we expect there would be no material effect on our consolidated financial position. Nevertheless, such proceedings are reported pursuant to the SEC regulations.

Our U.S. refineries are implementing two separate consent decrees, regarding alleged violations of the Federal Clean Air Act, with the EPA, six states and one local air pollution agency. Some of the requirements and limitations contained in the decrees provide for stipulated penalties for violations. Stipulated penalties under the decrees are not automatic, but must be requested by one of the agency signatories. As part of periodic reports under the decrees or other reports required by permits or regulations, we occasionally report matters that could be subject to a request for stipulated penalties. If a specific request for stipulated penalties meeting the reporting threshold set forth in SEC rules is made pursuant to these decrees based on a given reported exceedance, we will separately report that matter and the amount of the proposed penalty.

Matters Previously Reported
Phillips 66 has resolved EPA claims regarding: 1) EPA’s allegation that Phillips 66 improperly generated certain sulfur credits at one or more of its terminals; and 2) certain items self-reported by Phillips 66 in various annual fuel attestation reports, with a settlement payment of $500,000 and our agreement to retire a portion of the disputed sulfur credits.

In March 2012, the Bay Area Air Quality Management District (BAAQMD) in California issued a demand to settle five Notices of Violations (NOVs) issued between 2008 and 2010. The NOVs alleged non-compliance with BAAQMD rules and/or facility permit conditions at the Rodeo Refinery. We have resolved this matter with a settlement payment of $88,900.

In September 2012, BAAQMD issued a demand to settle 14 NOVs issued in 2009 and 2010 with respect to alleged violations of regulatory and/or permit requirements at the Rodeo Refinery. We have resolved this matter with a settlement payment of $142,000.

In January 2013, the South Coast Air Quality Management District (SCAQMD) indicated that it was proceeding with enforcement regarding four NOVs issued to the company that alleged violations of air pollution regulations and/or facility permit conditions relating to operations at the Los Angeles Refinery. We have resolved this matter, along with six additional NOVs, with a settlement payment of $192,000.

Item 1A.   RISK FACTORS

There have been no material changes from the risk factors disclosed in Item 1A of our 2013 Annual Report on Form 10-K.

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

				Millions of Dollars
Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs**	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2014	2,751,969	$76.31	2,751,969	$2,188
February 1-28, 2014	2,739,072	74.11	2,739,072	1,985
March 1-31, 2014	2,919,068	77.76	2,919,068	1,758
Total	8,410,109	$76.10	8,410,109
* Includes repurchase of shares of common stock from company employees in connection with the company's broad-based employee incentive plans, when applicable. In addition to the amounts set forth in the table above, we received 17,422,615 shares of common stock in the PSPI share exchange with a fair value of $1,350 million at the time of exchange.
** During 2013, our Board of Directors authorized additional share repurchases of $1 billion and $2 billion on July 30 and December 6, respectively. The share repurchases are expected to be funded primarily through available cash. The shares under both authorizations will be repurchased from time to time in the open market at the company’s discretion, subject to market conditions and other factors, and in accordance with applicable regulatory requirements and the Tax Sharing Agreement entered into in connection with the Separation. We are not obligated to acquire any particular amount of common stock and may commence, suspend or discontinue purchases at any time or from time to time without prior notice. Shares of stock repurchased are held as treasury shares.

Item 6. EXHIBITS

Exhibit Number	Exhibit Description

10.1
First Amendment to Credit Agreement among Phillips 66, Phillips 66 Company, JPMorgan Chase Bank, N.A., and lenders named therein, dated as of June 10, 2013. (The company is refiling this exhibit, originally filed as Exhibit 10.1 to the Form 10-Q for the quarterly period ended June 30, 2013, to include cross references in the definition of a subsidiary inadvertently omitted from the original filing).

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHILLIPS 66

/s/ C. Doug Johnson
C. Doug Johnson Vice President and Controller (Chief Accounting and Duly Authorized Officer)

May 1, 2014