Form 10-Q
period 2014-06-30
Phillips 66
filed 2014-07-31
CIK 1534701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2014

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	001-35349
Phillips 66
(Exact name of registrant as specified in its charter)

Delaware	45-3779385
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer [X] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [    ]    No  [X]
The registrant had 558,888,518 shares of common stock, $.01 par value, outstanding as of June 30, 2014.

PHILLIPS 66

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Consolidated Statement of Income	Phillips 66

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Revenues and Other Income
Sales and other operating revenues*	$45,549	43,190	85,832	84,401
Equity in earnings of affiliates	764	618	1,542	1,657
Net gain on dispositions	9	41	16	42
Other income	17	49	48	72
Total Revenues and Other Income	46,339	43,898	87,438	86,172

Costs and Expenses
Purchased crude oil and products	39,316	37,257	73,697	72,500
Operating expenses	1,077	1,032	2,167	2,010
Selling, general and administrative expenses	412	368	814	695
Depreciation and amortization	239	229	473	471
Impairments	3	1	4	25
Taxes other than income taxes*	3,832	3,501	7,470	6,825
Accretion on discounted liabilities	6	6	12	12
Interest and debt expense	66	69	134	139
Foreign currency transaction (gains) losses	29	(18)	10	(16)
Total Costs and Expenses	44,980	42,445	84,781	82,661
Income from continuing operations before income taxes	1,359	1,453	2,657	3,511
Provision for income taxes	487	507	913	1,170
Income From Continuing Operations	872	946	1,744	2,341
Income from discontinued operations**	—	14	706	29
Net Income	872	960	2,450	2,370
Less: net income attributable to noncontrolling interests	9	2	15	5
Net Income Attributable to Phillips 66	$863	958	2,435	2,365

Amounts Attributable to Phillips 66 Common Stockholders:
Income from continuing operations	$863	944	1,729	2,336
Income from discontinued operations	—	14	706	29
Net Income Attributable to Phillips 66	$863	958	2,435	2,365

Net Income Attributable to Phillips 66 Per Share of Common Stock (dollars)
Basic
Continuing operations	$1.52	1.53	3.00	3.75
Discontinued operations	—	0.02	1.23	0.05
Net Income Attributable to Phillips 66 Per Share of Common Stock	$1.52	1.55	4.23	3.80
Diluted
Continuing operations	$1.51	1.51	2.98	3.72
Discontinued operations	—	0.02	1.21	0.04
Net Income Attributable to Phillips 66 Per Share of Common Stock	$1.51	1.53	4.19	3.76

Dividends Paid Per Share of Common Stock (dollars)	$0.5000	0.3125	0.8900	0.6250

Average Common Shares Outstanding (in thousands)
Basic	565,799	619,143	574,876	622,086
Diluted	571,285	624,907	580,795	628,377
* Includes excise taxes on petroleum products sales:	$3,743	3,428	7,265	6,686
** Net of provision for income taxes on discontinued operations:	$—	7	5	15
Prior period amounts have been recast to reflect discontinued operations.
See Notes to Consolidated Financial Statements.

Consolidated Statement of Comprehensive Income	Phillips 66

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013

Net Income	$872	960	2,450	2,370
Other comprehensive income (loss)
Defined benefit plans
Actuarial gain/loss:
Amortization to net income of net actuarial loss	14	24	26	50
Plans sponsored by equity affiliates	3	5	6	(8)
Income taxes on defined benefit plans	(6)	(11)	(11)	(14)
Defined benefit plans, net of tax	11	18	21	28
Foreign currency translation adjustments	96	38	127	(284)
Income taxes on foreign currency translation adjustments	2	(1)	1	3
Foreign currency translation adjustments, net of tax	98	37	128	(281)
Hedging activities by equity affiliates	—	1	—	1
Income taxes on hedging activities by equity affiliates	—	—	—	—
Hedging activities by equity affiliates, net of tax	—	1	—	1
Other Comprehensive Income (Loss), Net of Tax	109	56	149	(252)
Comprehensive Income	981	1,016	2,599	2,118
Less: comprehensive income attributable to noncontrolling interests	9	2	15	5
Comprehensive Income Attributable to Phillips 66	$972	1,014	2,584	2,113
See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet	Phillips 66

	Millions of Dollars
	June 30 2014	December 31 2013
Assets
Cash and cash equivalents	$4,956	5,400
Accounts and notes receivable (net of allowances of $42 million in 2014 and $47 million in 2013)	7,925	7,900
Accounts and notes receivable—related parties	2,185	1,732
Inventories	4,928	3,354
Prepaid expenses and other current assets	611	851
Total Current Assets	20,605	19,237
Investments and long-term receivables	10,038	11,220
Net properties, plants and equipment	16,092	15,398
Goodwill	3,140	3,096
Intangibles	735	698
Other assets	212	149
Total Assets	$50,822	49,798

Liabilities
Accounts payable	$11,529	9,948
Accounts payable—related parties	1,320	1,142
Short-term debt	38	24
Accrued income and other taxes	1,085	872
Employee benefit obligations	304	476
Other accruals	844	469
Total Current Liabilities	15,120	12,931
Long-term debt	6,174	6,131
Asset retirement obligations and accrued environmental costs	713	700
Deferred income taxes	5,686	6,125
Employee benefit obligations	825	921
Other liabilities and deferred credits	349	598
Total Liabilities	28,867	27,406

Equity
Common stock (2,500,000,000 shares authorized at $.01 par value) Issued (2014—636,345,141 shares; 2013—634,285,955 shares)
Par value	6	6
Capital in excess of par	18,986	18,887
Treasury stock (at cost: 2014—77,456,623 shares; 2013—44,106,380 shares)	(5,208)	(2,602)
Retained earnings	7,541	5,622
Accumulated other comprehensive income	186	37
Total Stockholders’ Equity	21,511	21,950
Noncontrolling interests	444	442
Total Equity	21,955	22,392
Total Liabilities and Equity	$50,822	49,798
See Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows	Phillips 66

	Millions of Dollars
	Six Months Ended June 30
	2014	2013
Cash Flows From Operating Activities
Net income	$2,450	2,370
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	473	471
Impairments	4	25
Accretion on discounted liabilities	12	12
Deferred taxes	(455)	162
Undistributed equity earnings	379	(21)
Net gain on dispositions	(16)	(42)
Income from discontinued operations	(706)	(29)
Other	69	1
Working capital adjustments
Decrease (increase) in accounts and notes receivable	(291)	411
Decrease (increase) in inventories	(1,564)	(1,668)
Decrease (increase) in prepaid expenses and other current assets	(34)	(154)
Increase (decrease) in accounts payable	1,668	1,634
Increase (decrease) in taxes and other accruals	237	(27)
Net cash provided by continuing operating activities	2,226	3,145
Net cash provided by discontinued operations	2	36
Net Cash Provided by Operating Activities	2,228	3,181

Cash Flows From Investing Activities
Capital expenditures and investments	(1,133)	(748)
Proceeds from asset dispositions*	657	69
Advances/loans—related parties	(3)	—
Collection of advances/loans—related parties	—	100
Other	34	—
Net cash used in continuing investing activities	(445)	(579)
Net cash used in discontinued operations	(2)	(10)
Net Cash Used in Investing Activities	(447)	(589)

Cash Flows From Financing Activities
Repayment of debt	(17)	(505)
Issuance of common stock	(12)	(3)
Repurchase of common stock	(1,256)	(928)
Share exchange—PSPI transaction	(450)	—
Dividends paid on common stock	(510)	(386)
Distributions to noncontrolling interests	(13)	(1)
Other	25	(3)
Net cash used in continuing financing activities	(2,233)	(1,826)
Net cash provided by (used in) discontinued operations	—	—
Net Cash Used in Financing Activities	(2,233)	(1,826)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	8	(20)

Net Change in Cash and Cash Equivalents	(444)	746
Cash and cash equivalents at beginning of period	5,400	3,474
Cash and Cash Equivalents at End of Period	$4,956	4,220
* Includes return of investments in equity affiliates.
Prior period amounts have been recast to reflect discontinued operations.
See Notes to Consolidated Financial Statements.

Consolidated Statement of Changes in Equity	Phillips 66

	Millions of Dollars
	Attributable to Phillips 66
	Common Stock
	Par Value	Capital in Excess of Par	Treasury Stock	Retained Earnings	Accum. Other Comprehensive Income (Loss)	Noncontrolling Interests	Total

December 31, 2012	$6	18,726	(356)	2,713	(314)	31	20,806
Net income	—	—	—	2,365	—	5	2,370
Other comprehensive loss	—	—	—	—	(252)	—	(252)
Cash dividends paid on common stock	—	—	—	(386)	—	—	(386)
Repurchase of common stock	—	—	(928)	—	—	—	(928)
Benefit plan activity	—	89	—	(5)	—	—	84
Distributions to noncontrolling interests and other	—	(3)	—	—	—	(1)	(4)
June 30, 2013	$6	18,812	(1,284)	4,687	(566)	35	21,690

December 31, 2013	$6	18,887	(2,602)	5,622	37	442	22,392
Net income	—	—	—	2,435	—	15	2,450
Other comprehensive income	—	—	—	—	149	—	149
Cash dividends paid on common stock	—	—	—	(510)	—	—	(510)
Repurchase of common stock	—	—	(1,256)	—	—	—	(1,256)
Share exchange—PSPI transaction	—	—	(1,350)	—	—	—	(1,350)
Benefit plan activity	—	99	—	(6)	—	—	93
Distributions to noncontrolling interests and other	—	—	—	—	—	(13)	(13)
June 30, 2014	$6	18,986	(5,208)	7,541	186	444	21,955

	Shares in Thousands
	Common Stock Issued	Treasury Stock
December 31, 2012	631,150	7,604
Repurchase of common stock	—	15,025
Shares issued—share-based compensation	2,509	—
June 30, 2013	633,659	22,629

December 31, 2013	634,286	44,106
Repurchase of common stock	—	15,928
Share exchange—PSPI transaction	—	17,423
Shares issued—share-based compensation	2,059	—
June 30, 2014	636,345	77,457
See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements	Phillips 66

Note 1—Interim Financial Information

The interim financial information presented in the financial statements included in this report is unaudited and includes all known accruals and adjustments necessary, in the opinion of management, for a fair presentation of the consolidated financial position of Phillips 66 and its results of operations and cash flows for the periods presented. Unless otherwise specified, all such adjustments are of a normal and recurring nature. Certain notes and other information have been condensed or omitted from the interim financial statements included in this report. Therefore, these interim financial statements should be read in conjunction with the consolidated financial statements and notes included in our 2013 Annual Report on Form 10-K. The results of operations for the three and six months ended June 30, 2014, are not necessarily indicative of the results to be expected for the full year.

Certain prior period financial information has been recast to reflect the change in the composition of our operating segments. See Note 20—Segment Disclosures and Related Information for additional information.

Note 2—Variable Interest Entities (VIEs)

In 2013, we formed Phillips 66 Partners LP, a master limited partnership, to own, operate, develop and acquire primarily fee-based crude oil, refined petroleum product and natural gas liquids pipelines and terminals, as well as other transportation and midstream assets. We consolidate Phillips 66 Partners as we determined that Phillips 66 Partners is a VIE and we are the primary beneficiary. As general partner, we have the ability to control its financial interests, as well as the ability to direct the activities of Phillip 66 Partners that most significantly impact its economic performance. See Note 22—Phillips 66 Partners LP for additional information.

We hold significant variable interests in VIEs that have not been consolidated because we are not considered the primary beneficiary. Information on these VIEs follows:

Merey Sweeny, L.P. (MSLP) is a limited partnership that owns a delayed coker and related facilities at the Sweeny Refinery. As discussed more fully in Note 6—Investments, Loans and Long-Term Receivables, in August 2009, a call right was exercised to acquire the 50 percent ownership interest in MSLP of the co-venturer, Petróleos de Venezuela S.A. (PDVSA). That exercise was challenged, and the dispute has been arbitrated. In April 2014, the arbitral tribunal upheld the exercise of the call right and the acquisition of the 50 percent ownership interest. In July 2014, PDVSA filed a petition to vacate the tribunal’s award. Until this matter is settled, we will continue to use the equity method of accounting for MSLP, and the VIE analysis below is based on the ownership and governance structure in place prior to the exercise of the call right. MSLP is a VIE because, in securing lender consents in connection with our separation from ConocoPhillips in 2012 (the Separation), we provided a 100 percent debt guarantee to the lender of the 8.85% senior notes issued by MSLP. PDVSA did not participate in the debt guarantee. In our VIE assessment, this disproportionate debt guarantee, plus other liquidity support provided jointly by us and PDVSA independently of equity ownership, results in MSLP not being exposed to all potential losses. We have determined we are not the primary beneficiary while our call exercise award is subject to vacatur because under the partnership agreement the co-venturers jointly direct the activities of MSLP that most significantly impact economic performance. At June 30, 2014, our maximum exposure to loss represented the outstanding debt principal balance of $203 million and our investment of $131 million.

We have a 50 percent ownership interest with a 50 percent governance interest in Excel Paralubes (Excel). Excel is a VIE because, in securing lender consents in connection with the Separation, ConocoPhillips provided a 50 percent debt guarantee to the lender of the 7.43% senior secured bonds issued by Excel. We provided a full indemnity to ConocoPhillips for this debt guarantee. Our co-venturer did not participate in the debt guarantee. In our assessment of the VIE, this debt guarantee, plus other liquidity support up to $60 million provided jointly by us and our co-venturer independently of equity ownership, results in Excel not being exposed to all potential losses. We have determined we are not the primary beneficiary because we and our co-venturer jointly direct the activities of Excel that most significantly impact economic performance. We continue to use equity method accounting for this investment. At June 30, 2014, our maximum exposure to loss represented 50 percent of the outstanding debt principal balance of $86 million, or

$43 million, plus half of the $60 million liquidity support, or $30 million. The book value of our investment in Excel at June 30, 2014, was $127 million.

In 2013, we entered into a multi-year consignment fuels agreement with a marketer who we currently support with debt guarantees. Pursuant to the consignment fuels agreement, we own the fuels inventory, control the fuel marketing at each site and pay a fixed monthly fee to the marketer. We determined the consignment fuels agreement and the debt guarantees together create a variable interest in the marketer, with the marketer not being exposed to all potential losses. We determined we are not the primary beneficiary because we do not have the power to direct the activities that most significantly impact the economic performance of the marketer or its service stations. We have no ownership interest in the marketer. At June 30, 2014, our maximum exposure to loss represented the outstanding debt balance of $190 million and the fixed annual contractual payments under the consignment fuels agreement of approximately $80 million.

Note 3—Inventories

Inventories consisted of the following:

	Millions of Dollars
	June 30 2014	December 31 2013

Crude oil and petroleum products	$4,666	3,093
Materials and supplies	262	261
	$4,928	3,354

Inventories valued on the last-in, first-out (LIFO) basis totaled $4,529 million and $2,945 million at June 30, 2014, and December 31, 2013, respectively. The estimated excess of current replacement cost over LIFO cost of inventories amounted to approximately $8,000 million and $7,600 million at June 30, 2014, and December 31, 2013, respectively.

Note 4—Business Combinations

In March 2014, we paid approximately $70 million, net of acquired cash, to acquire our co-venturer's interest in an entity that operates a power and steam generation plant located in Texas. This acquisition provided us with full operational control over a key facility providing utilities and other services to one of our refineries. We provisionally recorded $141 million of net properties, plants and equipment (PP&E), $40 million of intangible assets, $39 million of goodwill and $68 million of debt. The goodwill is the result of synergies this acquisition created with the refinery to which it provides utilities and other services.

In July 2014, we acquired Spectrum Corporation, a private label and specialty lubricants business headquartered in Memphis, Tennessee. The acquisition supports our plans to selectively grow stable-return businesses in our Marketing and Specialties (M&S) segment. We funded this acquisition with cash on hand.

The completion of our acquisition accounting for these transactions is subject to the finalization of valuations of the assets acquired and liabilities assumed.

Note 5—Assets Held for Sale or Sold

In December 2013, we entered into an agreement to exchange the stock of Phillips Specialty Products Inc. (PSPI), a flow improver business, which was included in our M&S segment, for shares of Phillips 66 common stock owned by the other party. Accordingly, as of December 31, 2013, the net assets of PSPI were classified as held for sale and the results of operations of PSPI were reported as discontinued operations. At December 31, 2013, PSPI had a net carrying value of

$193 million, which primarily included $58 million of net PP&E and $117 million of allocated goodwill. The carrying amounts of PSPI’s assets and liabilities at December 31, 2013, were reported in the “Prepaid expenses and other current assets” and “Other accruals” lines of our consolidated balance sheet, respectively.

On February 25, 2014, we completed the PSPI share exchange, resulting in the receipt of approximately 17.4 million shares of Phillips 66 common stock, which are held as treasury shares, and the recognition of a before-tax gain of $696 million. At the time of the disposition, PSPI had a net carrying value of $685 million, which primarily included $481 million of cash and cash equivalents, $60 million of net PP&E and $117 million of allocated goodwill. Cash and cash equivalents of $450 million included in PSPI’s net carrying value is reflected as a financing cash outflow in the “Share exchange—PSPI transaction” line of our consolidated statement of cash flows. Revenues, income before-tax and net income from discontinued operations, excluding the recognized before-tax gain of $696 million, were not material for the six-month periods ended June 30, 2014 and 2013.

In May 2013, we sold our E-Gas™ Technology business. The business was included in our M&S segment and at the time of disposition had a net carrying value of approximately $13 million, including a goodwill allocation. The $40 million before-tax gain is included in the “Net gain on dispositions” line of our consolidated income statement.

Note 6—Investments, Loans and Long-Term Receivables

Equity Investments
Summarized 100 percent financial information for WRB Refining LP (WRB) and Chevron Phillips Chemical Company LLC (CPChem) were as follows:

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013

Revenues	$8,685	8,080	16,683	16,220
Income before income taxes	1,186	997	2,310	2,765
Net income	1,162	975	2,263	2,725

WRB
WRB is a 50-percent-owned business venture with Cenovus Energy Inc. (Cenovus). Cenovus was obligated to contribute $7.5 billion, plus accrued interest, to WRB over a 10-year period that began in 2007. In the first quarter of 2014, Cenovus prepaid its remaining balance under this obligation. As a result, WRB declared a special dividend, which was distributed to the co-venturers in March 2014. Of the $1,232 million that we received, $760 million was considered a return on our investment in WRB (an operating cash inflow), and $472 million was considered a return of our investment in WRB (an investing cash inflow). At June 30, 2014, the book value of our investment in WRB was $1,889 million and our basis difference was $3,465 million.

Other
MSLP owns a delayed coker and related facilities at the Sweeny Refinery. MSLP processes long residue, which is produced from heavy sour crude oil, for a processing fee. Fuel-grade petroleum coke is produced as a by-product and becomes the property of MSLP. Prior to August 28, 2009, MSLP was owned 50/50 by ConocoPhillips and PDVSA. Under the agreements that govern the relationships between the partners, certain defaults by PDVSA with respect to supply of crude oil to the Sweeny Refinery triggered the right to acquire PDVSA’s 50 percent ownership interest in MSLP, which was exercised on August 28, 2009. PDVSA initiated arbitration with the International Chamber of Commerce challenging the exercise of the call right and claiming it was invalid. The arbitral tribunal held hearings on the merits of the dispute in December 2012, and post-hearing briefs were exchanged in March 2013. The arbitral tribunal issued its ruling in April 2014, which upheld the exercise of the call right and the acquisition of the 50 percent ownership interest. In July 2014, PDVSA filed a petition in U.S. district court to vacate the tribunal’s ruling.  Following the

Separation, Phillips 66 generally indemnifies ConocoPhillips for liabilities, if any, arising out of the exercise of the call right or otherwise with respect to the joint venture or the refinery. Until this matter is settled, we will continue to use the equity method of accounting for our investment in MSLP.

Note 7—Properties, Plants and Equipment

Our investment in PP&E, with the associated accumulated depreciation and amortization (Accum. D&A), was:

	Millions of Dollars
	June 30, 2014			December 31, 2013
	Gross PP&E	Accum. D&A	Net PP&E	Gross PP&E	Accum. D&A	Net PP&E

Midstream	$3,381	1,141	2,240	2,865	1,104	1,761
Chemicals	—	—	—	—	—	—
Refining	19,644	7,053	12,591	19,191	6,718	12,473
Marketing and Specialties	1,499	765	734	1,395	749	646
Corporate and Other	1,026	499	527	975	457	518
Discontinued Operations*	—	—	—	—	—	—
	$25,550	9,458	16,092	24,426	9,028	15,398
* At December 31, 2013, net PP&E of $58 million associated with discontinued operations was classified as current assets.

Note 8—Goodwill

Effective January 1, 2014, we reallocated $52 million of goodwill from the Refining segment to the M&S segment based upon the realignment of certain assets between the reporting units. Goodwill was reassigned to the reporting units using a relative fair value approach. Goodwill impairment testing was completed and no impairment recognition was required. See Note 20—Segment Disclosures and Related Information for additional information on this segment realignment.

In March 2014, we acquired our co-venturer’s interest in an entity that operates a power and steam generation plant, and provisionally recorded $39 million of goodwill related to this transaction. The completion of our acquisition accounting is subject to the finalization of valuations of the assets acquired and liabilities assumed. See Note 4—Business Combinations, for additional information on this acquisition.

See Note 5—Assets Held for Sale or Sold for additional information on goodwill allocated to assets held for sale or sold.

The carrying amount of goodwill was as follows:

	Millions of Dollars
	June 30 2014	December 31 2013

Midstream	$518	518
Refining	1,872	1,867
Marketing and Specialties	750	711
	$3,140	3,096

Note 9—Impairments

The three- and six-month periods ended June 30, 2014 and 2013, included the following before-tax impairment charges:

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013

Refining	$1	1	2	1
Marketing and Specialties	2	—	2	15
Corporate and Other	—	—	—	9
	$3	1	4	25

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

	Three Months Ended June 30				Six Months Ended June 30
	2014		2013		2014		2013
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Amounts attributed to Phillips 66 Common Stockholders (millions):
Income from continuing operations attributable to Phillips 66	$863	863	944	944	1,729	1,729	2,336	2,336
Income allocated to participating securities	(2)	—	(1)	—	(3)	—	(2)	—
Income from continuing operations available to common stockholders	861	863	943	944	1,726	1,729	2,334	2,336
Discontinued operations	—	—	14	14	706	706	29	29
Net Income available to common stockholders	$861	863	957	958	2,432	2,435	2,363	2,365

Weighted-average common shares outstanding (thousands):	562,056	565,799	615,380	619,143	570,992	574,876	618,328	622,086
Effect of stock-based compensation	3,743	5,486	3,763	5,764	3,884	5,919	3,758	6,291
Weighted-average common shares outstanding—EPS	565,799	571,285	619,143	624,907	574,876	580,795	622,086	628,377

Earnings Per Share of Common Stock (dollars):
Income from continuing operations attributable to Phillips 66	$1.52	1.51	1.53	1.51	3.00	2.98	3.75	3.72
Discontinued operations	—	—	0.02	0.02	1.23	1.21	0.05	0.04
Earnings Per Share	$1.52	1.51	1.55	1.53	4.23	4.19	3.80	3.76

Note 11—Debt

At both June 30, 2014, and December 31, 2013, we had no direct outstanding borrowings under our $4.5 billion revolving credit agreement or our $696 million trade receivables securitization facility. However, as of both June 30, 2014, and December 31, 2013, $51 million in letters of credit had been issued that were supported by our revolving credit agreement. As of June 30, 2014, no letters of credit were outstanding under our trade receivables securitization facility. As of December 31, 2013, $26 million in letters of credit had been issued that were collateralized by trade receivables held by a subsidiary under our trade receivables securitization facility. At June 30, 2014, and December 31, 2013, no amount had been drawn on the $250 million revolving credit agreement of Phillips 66 Partners. Accordingly, as of June 30, 2014, an aggregate $5.4 billion of total capacity was available under these facilities.

At June 30, 2014, we classified $800 million of long-term debt due within a year as long-term debt, based on our intent to refinance the obligation on a long-term basis and our ability to do so under our revolving credit facility.

Note 12—Guarantees

At June 30, 2014, we were liable for certain contingent obligations under various contractual arrangements as described below. We recognize a liability, at inception, for the fair value of our obligation as a guarantor for newly issued or modified guarantees. Unless the carrying amount of the liability is noted below, we have not recognized a liability either because the guarantees were issued prior to December 31, 2002, or because the fair value of the obligation is immaterial. In addition, unless otherwise stated, we are not currently performing with any significance under the guarantee and expect future performance to be either immaterial or have only a remote chance of occurrence.

Guarantees of Joint Venture Debt
In April 2012, in connection with the Separation, we issued a guarantee for 100 percent of the 8.85% senior notes issued by MSLP in July 1999. At June 30, 2014, the maximum potential amount of future payments to third parties under the guarantee is estimated to be $203 million, which could become payable if MSLP fails to meet its obligations under the senior notes agreement. The senior notes mature in 2019.

Other Guarantees
We have residual value guarantees associated with leases with maximum future potential payments totaling $228 million. We have other guarantees with maximum future potential payment amounts totaling $311 million, which consist primarily of guarantees to fund the short-term cash liquidity deficits of certain joint ventures, guarantees of third parties related to prior asset dispositions, and guarantees of the lease payment obligations of a joint venture. These guarantees generally extend up to 10 years or life of the venture.

Indemnifications
Over the years, we have entered into various agreements to sell ownership interests in certain corporations, joint ventures and assets that gave rise to qualifying indemnifications. Agreements associated with these sales include indemnifications for taxes, litigation, environmental liabilities, permits and licenses, supply arrangements, and employee claims; and real estate indemnity against tenant defaults. The terms of these indemnifications vary greatly. The majority of these indemnifications are related to environmental issues, the term is generally indefinite, and the maximum amount of future payments is generally unlimited. The carrying amount recorded for indemnifications at June 30, 2014, was $243 million. We amortize the indemnification liability over the relevant time period, if one exists, based on the facts and circumstances surrounding each type of indemnity. In cases where the indemnification term is indefinite, we will reverse the liability when we have information the liability is essentially relieved or amortize the liability over an appropriate time period as the fair value of our indemnification exposure declines. Although it is reasonably possible future payments may exceed amounts recorded, due to the nature of the indemnifications, it is not possible to make a reasonable estimate of the maximum potential amount of future payments. Included in the recorded carrying amount were $113 million of environmental accruals for known contamination that were included in asset retirement obligations and accrued environmental costs at June 30, 2014. For additional information about environmental liabilities, see Note 13—Contingencies and Commitments.

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

Based on currently available information, we believe it is remote that future costs related to known contingent liability exposures will exceed current accruals by an amount that would have a material adverse impact on our consolidated financial statements. As we learn new facts concerning contingencies, we reassess our position both with respect to accrued liabilities and other potential exposures. Estimates particularly sensitive to future changes include contingent liabilities recorded for environmental remediation, tax and legal matters. Estimated future environmental remediation costs are subject to change due to such factors as the uncertain magnitude of cleanup costs, the unknown time and extent of such remedial actions that may be required, and the determination of our liability in proportion to that of other potentially responsible parties. Estimated future costs related to tax and legal matters are subject to change as events evolve and as additional information becomes available during the administrative and litigation processes.

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

We are currently participating in environmental assessments and cleanups at numerous federal Superfund and comparable state sites. After an assessment of environmental exposures for cleanup and other costs, we make accruals on an undiscounted basis (except those pertaining to sites acquired in a purchase business combination, which we record on a discounted basis) for planned investigation and remediation activities for sites where it is probable future costs will be incurred and these costs can be reasonably estimated. At June 30, 2014, our consolidated balance sheet included a total environmental accrual of $504 million, compared with $492 million at December 31, 2013. We expect to incur a substantial amount of these expenditures within the next 30 years. We have not reduced these accruals for possible insurance recoveries. In the future, we may be involved in additional environmental assessments, cleanups and proceedings.

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

At June 30, 2014, we had performance obligations secured by letters of credit of $1,148 million ($51 million of which were issued under the provisions of our revolving credit facility, and the remainder were issued as direct bank letters of credit) related to various purchase and other commitments incident to the ordinary conduct of business.

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

	Millions of Dollars
	June 30 2014	December 31 2013
Assets
Accounts and notes receivable	$—	2
Prepaid expenses and other current assets	781	592
Other assets	2	2
Liabilities
Other accruals	831	633
Other liabilities and deferred credits	1	1
Hedge accounting has not been used for any item in the table.

The gains (losses) from commodity derivatives incurred, and the line items where they appear on our consolidated statement of income, were:

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013

Sales and other operating revenues	$(28)	124	29	118
Equity in earnings of affiliates	(2)	2	(2)	(1)
Other income	1	24	15	27
Purchased crude oil and products	(45)	74	(43)	163
Hedge accounting has not been used for any item in the table.

The following table summarizes our material net exposures resulting from outstanding commodity derivative contracts. These financial and physical derivative contracts are primarily used to manage price exposure on our underlying operations. The underlying exposures may be from non-derivative positions such as inventory volumes. Financial derivative contracts may also offset physical derivative contracts, such as forward sales contracts. As of June 30, 2014, and December 31, 2013, the percentage of our derivative contract volume expiring within the next 12 months was over 99 percent for both periods.

	Open Position Long/(Short)
	June 30 2014	December 31 2013
Commodity
Crude oil, refined products and NGL (millions of barrels)	(26)	(9)

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

The aggregate fair values of all derivative instruments with such credit-risk-related contingent features that were in a liability position were not material at June 30, 2014, or December 31, 2013.

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

We classify the fair value of an asset or liability based on the lowest level of input significant to its measurement; however, the fair value of an asset or liability initially reported as Level 3 will be subsequently reported as Level 2 if the unobservable inputs become inconsequential to its measurement or corroborating market data becomes available. Conversely, an asset or liability initially reported as Level 2 will be subsequently reported as Level 3 if corroborating market data becomes unavailable. We made no material transfers in or out of Level 1 during the six-month periods ended June 30, 2014 and 2013.

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

The carrying values and fair values by hierarchy of our material financial instruments, either carried or disclosed at fair value, and derivative assets and liabilities, including any effects of master netting agreements or collateral, were:

	Millions of Dollars
	June 30, 2014
	Fair Value Hierarchy			Total Fair Value of Gross Assets & Liabilities	Effect of Counterparty Netting	Effect of Collateral Netting	Difference in Carrying Value and Fair Value	Net Carrying Value Presented on the Balance Sheet	Cash Collateral Received or Paid, Not Offset on Balance Sheet
	Level 1	Level 2	Level 3
Commodity Derivative Assets
Exchange-cleared instruments	$563	152	—	715	(703)	—	—	12	—
OTC instruments	—	38	—	38	(13)	—	—	25	—
Physical forward contracts*	—	24	6	30	(1)	—	—	29	—
Rabbi trust assets	76	—	—	76	N/A	N/A	—	76	N/A
	$639	214	6	859	(717)	—	—	142

Commodity Derivative Liabilities
Exchange-cleared instruments	$631	161	—	792	(703)	(89)	—	—	—
OTC instruments	—	28	—	28	(13)	—	—	15	—
Physical forward contracts*	—	11	1	12	(1)	—	—	11	—
Floating-rate debt	52	—	—	52	N/A	N/A	—	52	N/A
Fixed-rate debt, excluding capital leases**	—	6,482	—	6,482	N/A	N/A	(523)	5,959	N/A
	$683	6,682	1	7,366	(717)	(89)	(523)	6,037
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

The values presented in the preceding tables appear on our balance sheet as follows: for commodity derivative assets and liabilities, see the first table in Note 14—Derivatives and Financial Instruments; rabbi trust assets appear in the “Investments and long-term receivables” line; and floating-rate and fixed-rate debt appear in the “Short-term debt” and “Long-term debt” lines.

Nonrecurring Fair Value Remeasurements
During the six-month period ended June 30, 2014, there were no significant nonrecurring fair value remeasurements of assets subsequent to their initial recognition.

The following table shows the values of assets, by major category, measured at fair value on a nonrecurring basis in periods subsequent to their initial recognition during the six-month period ended June 30, 2013:

	Millions of Dollars
		Fair Value Measurements Using
	Fair Value*	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Before- Tax Loss
June 30, 2013
Net properties, plants and equipment (held for use)	$22	22	—	—	27
* Represents the fair value at the time of the impairment.

During the six-month period ended June 30, 2013, net PP&E held for use related to the composite graphite business in our M&S segment, with a carrying amount of $18 million, was written down to its fair value, resulting in a before-tax loss of $18 million. The fair value was based on an internal assessment of expected discounted future cash flows. During this same period, corporate net PP&E held for use, with a carrying amount of $31 million, was written down to its fair value of $22 million, resulting in a before-tax loss of $9 million. The fair value was primarily determined by a third-party valuation.

Note 16—Employee Benefit Plans

Pension and Postretirement Plans
The components of net periodic benefit cost for the three and six months ended June 30, 2014 and 2013, were as follows:

	Millions of Dollars
	Pension Benefits				Other Benefits
	2014		2013		2014	2013
	U.S.	Int’l.	U.S.	Int’l.
Components of Net Periodic Benefit Cost
Three Months Ended June 30
Service cost	$31	10	31	9	2	2
Interest cost	27	9	23	8	2	1
Expected return on plan assets	(35)	(10)	(30)	(8)	—	—
Amortization of prior service cost (credit)	—	—	1	(1)	(1)	(1)
Recognized net actuarial loss	10	3	21	3	—	—
Total net periodic benefit cost	$33	12	46	11	3	2

Six Months Ended June 30
Service cost	$61	20	62	18	4	4
Interest cost	54	18	46	16	4	3
Expected return on plan assets	(71)	(19)	(60)	(15)	—	—
Amortization of prior service cost (credit)	1	(1)	1	(1)	(1)	(1)
Recognized net actuarial loss (gain)	20	6	42	8	(1)	—
Total net periodic benefit cost	$65	24	91	26	6	6

During the first half of 2014, we contributed $163 million to our U.S. plans and $31 million to our international plans. We currently expect to make additional contributions of approximately $50 million in 2014, primarily to our international plans.

Note 17—Accumulated Other Comprehensive Income (Loss)

The following table depicts changes in accumulated other comprehensive income (loss) by component, as well as detail on reclassifications out of accumulated other comprehensive income (loss):

	Millions of Dollars
	Defined Benefit Plans	Foreign Currency Translation	Hedging	Accumulated Other Comprehensive Income (Loss)

December 31, 2012	$(778)	466	(2)	(314)
Other comprehensive loss before reclassifications	(5)	(281)	1	(285)
Amounts reclassified from accumulated other comprehensive income (loss)*
Amortization of defined benefit plan items**
Actuarial losses	33	—	—	33
Net current period other comprehensive income (loss)	28	(281)	1	(252)
June 30, 2013	$(750)	185	(1)	(566)

December 31, 2013	$(404)	443	(2)	37
Other comprehensive income before reclassifications	4	128	—	132
Amounts reclassified from accumulated other comprehensive income (loss)*
Amortization of defined benefit plan items**
Actuarial losses	17	—	—	17
Net current period other comprehensive income	21	128	—	149
June 30, 2014	$(383)	571	(2)	186
* There were no significant reclassifications related to foreign currency translation or hedging.
** These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit cost (see Note 16—Employee Benefit Plans, for additional information).

Note 18—Cash Flow Information

	Millions of Dollars
	Six Months Ended
	June 30
	2014	2013
Cash Payments
Interest	$123	132
Income taxes	1,093	896

Noncash Investing and Financing Activities
As discussed more fully in Note 5—Assets Held for Sale or Sold, on February 25, 2014, we completed the exchange of our flow improvers business for shares of Phillips 66 common stock owned by the other party to the transaction. The noncash portion of the net assets surrendered by us in the exchange was $204 million, and we received approximately 17.4 million shares of our common stock, with a fair value at the time of the exchange of $1.35 billion.

Note 19—Related Party Transactions

Significant transactions with related parties were:

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013

Operating revenues and other income (a)	$1,586	2,050	3,653	3,799
Purchases (b)	4,535	4,474	8,526	8,761
Operating expenses and selling, general and administrative expenses (c)	41	28	76	52
Interest expense (d)	2	2	4	4

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

(c)	We paid utility, commission and processing fees to various affiliates.

(d)	We incurred interest expense on a note payable to MSLP.

Note 20—Segment Disclosures and Related Information

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

Effective January 1, 2014, we changed the organizational structure of the internal financial information reviewed by our chief executive officer, and determined this resulted in a change in the composition of our operating segments. The primary effects of this reporting reorganization were as follows:

•
We moved two of our equity investments, Excel and Jupiter Sulphur, LLC, as well as the commission revenues related to needle and anode coke, polypropylene and solvents, from the Refining segment to the M&S segment.

•	We moved several refining logistics projects from the Refining segment to the Midstream segment.

The new segment alignment is presented for the three- and six-month periods ended June 30, 2014, with the prior periods recast for comparability.

Analysis of Results by Operating Segment

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Sales and Other Operating Revenues
Midstream
Total sales	$1,155	1,481	3,310	3,109
Intersegment eliminations	(274)	(210)	(566)	(442)
Total Midstream	881	1,271	2,744	2,667
Chemicals	2	2	4	4
Refining
Total sales	33,628	30,994	62,843	60,756
Intersegment eliminations	(18,793)	(18,510)	(36,351)	(36,367)
Total Refining	14,835	12,484	26,492	24,389
Marketing and Specialties
Total sales	30,489	29,729	57,535	57,909
Intersegment eliminations	(666)	(305)	(958)	(583)
Total Marketing and Specialties	29,823	29,424	56,577	57,326
Corporate and Other	8	9	15	15
Consolidated sales and other operating revenues	$45,549	43,190	85,832	84,401

Net Income (Loss) Attributable to Phillips 66
Midstream	$108	90	296	201
Chemicals	324	181	640	463
Refining	390	455	696	1,359
Marketing and Specialties	162	344	299	534
Corporate and Other	(121)	(126)	(202)	(221)
Discontinued operations	—	14	706	29
Consolidated net income attributable to Phillips 66	$863	958	2,435	2,365

	Millions of Dollars
	June 30 2014	December 31 2013
Total Assets
Midstream	$5,803	5,485
Chemicals	4,930	4,377
Refining	26,946	26,046
Marketing and Specialties	7,380	7,331
Corporate and Other	5,763	6,348
Discontinued operations	—	211
Consolidated total assets	$50,822	49,798

Note 21—Income Taxes

Our effective tax rate for the second quarter and the first six months of 2014 was 36 percent and 34 percent, respectively, compared with 35 percent and 33 percent for the corresponding periods of 2013. The effective tax rate varies from the federal statutory tax rate of 35 percent primarily as a result of state tax expense, offset by the manufacturing deduction and foreign operations.

Note 22—Phillips 66 Partners LP

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

At June 30, 2014, we owned a 73 percent limited partner interest and a 2 percent general partner interest in Phillips 66 Partners, while the public owned a 25 percent limited partner interest. We consolidate Phillips 66 Partners because we control the partnership through our general partner interest (see Note 2—Variable Interest Entities (VIEs) for additional information). The public’s ownership interest in Phillips 66 Partners was $412 million at June 30, 2014, and is reflected as a noncontrolling interest in our financial statements. The most significant asset of Phillips 66 Partners that can only be used to settle its obligations was net PP&E of $275 million at June 30, 2014.

Note 23—New Accounting Standards

In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” This ASU amends the definition of discontinued operations so that only disposals of components of an entity representing major strategic shifts that have a major effect on an entity’s operations and financial results will qualify for discontinued operations reporting. The ASU also requires additional disclosures about discontinued operations and individually material disposals that do not meet the definition of a discontinued operation. ASU 2014-08 is effective January 1, 2015, and earlier application is permitted, but only for disposals not previously reported in the financial statements. We adopted this ASU effective July 1, 2014, and the adoption of this ASU did not have an effect on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” The new standard converged guidance on recognizing revenues in contracts with customers under accounting principles generally accepted in the United States and International Financial Reporting Standards. This ASU is intended to improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. ASU 2014-09 is effective for annual and quarterly reporting periods of public entities beginning after December 15, 2016. Early application for public entities is not permitted. We are currently evaluating the provisions of ASU 2014-09 and assessing the impact, if any, it may have on our financial position and results of operations.

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

Effective with fiscal year 2013, we revised the cash flow presentation of inter-column transactions associated with our centralized cash management program and intercompany loans, from operating cash flows to investing cash flows, in a new line item labeled “Intercompany lending activities.” Additionally, interest and debt expense in the statement of income was revised to eliminate intra-column lending transactions. All periods have been revised to conform to this presentation.

	Millions of Dollars
	Three Months Ended June 30, 2014
Statement of Income	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Revenues and Other Income
Sales and other operating revenues	$—	30,145	15,404	—	45,549
Equity in earnings of affiliates	908	604	130	(878)	764
Net gain on dispositions	—	—	9	—	9
Other income (loss)	—	18	(1)	—	17
Intercompany revenues	—	1,057	5,700	(6,757)	—
Total Revenues and Other Income	908	31,824	21,242	(7,635)	46,339

Costs and Expenses
Purchased crude oil and products	—	27,670	18,358	(6,712)	39,316
Operating expenses	—	862	226	(11)	1,077
Selling, general and administrative expenses	2	316	117	(23)	412
Depreciation and amortization	—	183	56	—	239
Impairments	—	1	2	—	3
Taxes other than income taxes	—	1,416	2,416	—	3,832
Accretion on discounted liabilities	—	4	2	—	6
Interest and debt expense	67	2	8	(11)	66
Foreign currency transaction losses	—	—	29	—	29
Total Costs and Expenses	69	30,454	21,214	(6,757)	44,980
Income from continuing operations before income taxes	839	1,370	28	(878)	1,359
Provision (benefit) for income taxes	(24)	462	49	—	487
Income (Loss) From Continuing Operations	863	908	(21)	(878)	872
Income from discontinued operations	—	—	—	—	—
Net income (loss)	863	908	(21)	(878)	872
Less: net income attributable to noncontrolling interests	—	—	9	—	9
Net Income (Loss) Attributable to Phillips 66	$863	908	(30)	(878)	863

Comprehensive Income	$972	1,017	81	(1,089)	981

	Millions of Dollars
	Three Months Ended June 30, 2013
Statement of Income	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Revenues and Other Income
Sales and other operating revenues	$—	29,335	13,855	—	43,190
Equity in earnings of affiliates	1,003	637	78	(1,100)	618
Net gain on dispositions	—	40	1	—	41
Other income (loss)	(2)	34	17	—	49
Intercompany revenues	—	412	5,530	(5,942)	—
Total Revenues and Other Income	1,001	30,458	19,481	(7,042)	43,898

Costs and Expenses
Purchased crude oil and products	—	26,420	16,747	(5,910)	37,257
Operating expenses	—	821	218	(7)	1,032
Selling, general and administrative expenses	1	264	126	(23)	368
Depreciation and amortization	—	177	52	—	229
Impairments	—	—	1	—	1
Taxes other than income taxes	—	1,295	2,206	—	3,501
Accretion on discounted liabilities	—	5	1	—	6
Interest and debt expense	67	3	1	(2)	69
Foreign currency transaction gains	—	(1)	(17)	—	(18)
Total Costs and Expenses	68	28,984	19,335	(5,942)	42,445
Income from continuing operations before income taxes	933	1,474	146	(1,100)	1,453
Provision (benefit) for income taxes	(25)	471	61	—	507
Income From Continuing Operations	958	1,003	85	(1,100)	946
Income from discontinued operations*	—	—	14	—	14
Net income	958	1,003	99	(1,100)	960
Less: net income attributable to noncontrolling interests	—	—	2	—	2
Net Income Attributable to Phillips 66	$958	1,003	97	(1,100)	958

Comprehensive Income	$1,013	1,059	141	(1,197)	1,016
* Net of provision for income taxes on discontinued operations:	$—	—	7	—	7

	Millions of Dollars
	Six Months Ended June 30, 2014
Statement of Income	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Revenues and Other Income
Sales and other operating revenues	$—	57,384	28,448	—	85,832
Equity in earnings of affiliates	1,830	1,450	308	(2,046)	1,542
Net gain on dispositions	—	—	16	—	16
Other income	—	40	8	—	48
Intercompany revenues	—	1,335	10,401	(11,736)	—
Total Revenues and Other Income	1,830	60,209	39,181	(13,782)	87,438

Costs and Expenses
Purchased crude oil and products	—	52,054	33,296	(11,653)	73,697
Operating expenses	2	1,765	417	(17)	2,167
Selling, general and administrative expenses	5	602	255	(48)	814
Depreciation and amortization	—	363	110	—	473
Impairments	—	2	2	—	4
Taxes other than income taxes	—	2,717	4,753	—	7,470
Accretion on discounted liabilities	—	9	3	—	12
Interest and debt expense	133	6	13	(18)	134
Foreign currency transaction losses	—	—	10	—	10
Total Costs and Expenses	140	57,518	38,859	(11,736)	84,781
Income from continuing operations before income taxes	1,690	2,691	322	(2,046)	2,657
Provision (benefit) for income taxes	(49)	861	101	—	913
Income from Continuing Operations	1,739	1,830	221	(2,046)	1,744
Income from discontinued operations*	696	—	10	—	706
Net income	2,435	1,830	231	(2,046)	2,450
Less: net income attributable to noncontrolling interests	—	—	15	—	15
Net Income Attributable to Phillips 66	$2,435	1,830	216	(2,046)	2,435

Comprehensive Income	$2,584	1,979	365	(2,329)	2,599
* Net of provision for income taxes on discontinued operations:	$—	—	5	—	5

	Millions of Dollars
	Six Months Ended June 30, 2013
Statement of Income	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Revenues and Other Income
Sales and other operating revenues	$—	56,972	27,429	—	84,401
Equity in earnings of affiliates	2,455	1,776	236	(2,810)	1,657
Net gain on dispositions	—	41	1	—	42
Other income (loss)	(2)	49	25	—	72
Intercompany revenues	—	902	10,363	(11,265)	—
Total Revenues and Other Income	2,453	59,740	38,054	(14,075)	86,172

Costs and Expenses
Purchased crude oil and products	—	51,172	32,527	(11,199)	72,500
Operating expenses	—	1,620	404	(14)	2,010
Selling, general and administrative expenses	3	470	268	(46)	695
Depreciation and amortization	—	360	111	—	471
Impairments	—	(3)	28	—	25
Taxes other than income taxes	—	2,504	4,321	—	6,825
Accretion on discounted liabilities	—	10	2	—	12
Interest and debt expense	134	6	5	(6)	139
Foreign currency transaction gains	—	—	(16)	—	(16)
Total Costs and Expenses	137	56,139	37,650	(11,265)	82,661
Income from continuing operations before income taxes	2,316	3,601	404	(2,810)	3,511
Provision (benefit) for income taxes	(49)	1,146	73	—	1,170
Income from Continuing Operations	2,365	2,455	331	(2,810)	2,341
Income from discontinued operations*	—	—	29	—	29
Net income	2,365	2,455	360	(2,810)	2,370
Less: net income attributable to noncontrolling interests	—	—	5	—	5
Net Income Attributable to Phillips 66	$2,365	2,455	355	(2,810)	2,365

Comprehensive Income	$2,113	2,204	87	(2,286)	2,118
* Net of provision for income taxes on discontinued operations:	$—	—	15	—	15

	Millions of Dollars
	At June 30, 2014
Balance Sheet	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Assets
Cash and cash equivalents	$—	1,982	2,974	—	4,956
Accounts and notes receivable	10	2,924	7,948	(772)	10,110
Inventories	—	2,863	2,065	—	4,928
Prepaid expenses and other current assets	8	292	311	—	611
Total Current Assets	18	8,061	13,298	(772)	20,605
Investments and long-term receivables	34,531	27,363	7,958	(59,814)	10,038
Net properties, plants and equipment	—	12,053	4,039	—	16,092
Goodwill	—	3,098	42	—	3,140
Intangibles	—	693	42	—	735
Other assets	36	159	21	(4)	212
Total Assets	$34,585	51,427	25,400	(60,590)	50,822

Liabilities and Equity
Accounts payable	$—	7,729	5,892	(772)	12,849
Short-term debt	(1)	19	20	—	38
Accrued income and other taxes	—	484	601	—	1,085
Employee benefit obligations	—	269	35	—	304
Other accruals	49	143	652	—	844
Total Current Liabilities	48	8,644	7,200	(772)	15,120
Long-term debt	5,796	145	233	—	6,174
Asset retirement obligations and accrued environmental costs	—	533	180	—	713
Deferred income taxes	—	4,586	1,104	(4)	5,686
Employee benefit obligations	—	630	195	—	825
Other liabilities and deferred credits	7,201	2,411	6,374	(15,637)	349
Total Liabilities	13,045	16,949	15,286	(16,413)	28,867
Common stock	13,784	25,401	8,006	(33,407)	13,784
Retained earnings	7,570	8,891	1,210	(10,130)	7,541
Accumulated other comprehensive income	186	186	454	(640)	186
Noncontrolling interests	—	—	444	—	444
Total Liabilities and Equity	$34,585	51,427	25,400	(60,590)	50,822

	Millions of Dollars
	At December 31, 2013
Balance Sheet	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Assets
Cash and cash equivalents	$—	2,162	3,238	—	5,400
Accounts and notes receivable	9	2,174	8,130	(681)	9,632
Inventories	—	1,962	1,392	—	3,354
Prepaid expenses and other current assets	10	368	473	—	851
Total Current Assets	19	6,666	13,233	(681)	19,237
Investments and long-term receivables	33,178	27,417	7,135	(56,510)	11,220
Net properties, plants and equipment	—	12,031	3,367	—	15,398
Goodwill	—	3,094	2	—	3,096
Intangibles	—	694	4	—	698
Other assets	40	112	1	(4)	149
Total Assets	$33,237	50,014	23,742	(57,195)	49,798

Liabilities and Equity
Accounts payable	$1	7,507	4,263	(681)	11,090
Short-term debt	—	18	6	—	24
Accrued income and other taxes	—	250	622	—	872
Employee benefit obligations	—	422	54	—	476
Other accruals	49	178	242	—	469
Total Current Liabilities	50	8,375	5,187	(681)	12,931
Long-term debt	5,796	152	183	—	6,131
Asset retirement obligations and accrued environmental costs	—	527	173	—	700
Deferred income taxes	—	5,045	1,084	(4)	6,125
Employee benefit obligations	—	724	197	—	921
Other liabilities and deferred credits	5,441	2,155	6,691	(13,689)	598
Total Liabilities	11,287	16,978	13,515	(14,374)	27,406
Common stock	16,291	25,938	8,302	(34,240)	16,291
Retained earnings	5,622	7,061	1,163	(8,224)	5,622
Accumulated other comprehensive income	37	37	320	(357)	37
Noncontrolling interests	—	—	442	—	442
Total Liabilities and Equity	$33,237	50,014	23,742	(57,195)	49,798

	Millions of Dollars
	Six Months Ended June 30, 2014
Statement of Cash Flows	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Cash Flows From Operating Activities
Net cash provided by continuing operating activities	$24	1,109	1,222	(129)	2,226
Net cash provided by discontinued operations	—	—	2	—	2
Net Cash Provided by Operating Activities	24	1,109	1,224	(129)	2,228

Cash Flows From Investing Activities
Capital expenditures and investments*	—	(1,098)	(753)	718	(1,133)
Proceeds from asset dispositions	—	998	59	(400)	657
Intercompany lending activities	2,211	(1,122)	(1,089)	—	—
Advances/loans—related parties	—	—	(3)	—	(3)
Other	—	(91)	125	—	34
Net cash provided by (used in) continuing investing activities	2,211	(1,313)	(1,661)	318	(445)
Net cash used in discontinued operations	—	—	(2)	—	(2)
Net Cash Provided by (Used in) Investing Activities	2,211	(1,313)	(1,663)	318	(447)

Cash Flows From Financing Activities
Repayment of debt	—	(7)	(10)	—	(17)
Issuance of common stock	(12)	—	—	—	(12)
Repurchase of common stock	(1,256)	—	—	—	(1,256)
Share exchange—PSPI transaction	(450)	—	—	—	(450)
Dividends paid on common stock	(510)	—	(102)	102	(510)
Distributions to controlling interests	—	—	(289)	289	—
Distributions to noncontrolling interests	—	—	(13)	—	(13)
Other*	(7)	31	581	(580)	25
Net cash provided by (used in) continuing financing activities	(2,235)	24	167	(189)	(2,233)
Net cash provided by (used in) discontinued operations	—	—	—	—	—
Net Cash Provided by (Used in) Financing Activities	(2,235)	24	167	(189)	(2,233)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	8	—	8

Net Change in Cash and Cash Equivalents	—	(180)	(264)	—	(444)
Cash and cash equivalents at beginning of period	—	2,162	3,238	—	5,400
Cash and Cash Equivalents at End of Period	$—	1,982	2,974	—	4,956
* Includes intercompany capital contributions.

	Millions of Dollars
	Six Months Ended June 30, 2013
Statement of Cash Flows	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Cash Flows From Operating Activities
Net cash provided by continuing operating activities	$23	2,274	918	(70)	3,145
Net cash provided by discontinued operations	—	—	36	—	36
Net Cash Provided by Operating Activities	23	2,274	954	(70)	3,181

Cash Flows From Investing Activities
Capital expenditures and investments*	—	(404)	(364)	20	(748)
Proceeds from asset dispositions	—	53	16	—	69
Intercompany lending activities	1,800	(1,793)	(7)	—	—
Collection of advances/loans—related parties	—	—	100	—	100
Net cash provided by (used in) continuing investing activities	1,800	(2,144)	(255)	20	(579)
Net cash used in discontinued operations	—	—	(10)	—	(10)
Net Cash Provided by (Used in) Investing Activities	1,800	(2,144)	(265)	20	(589)

Cash Flows From Financing Activities
Repayment of debt	(500)	(5)	—	—	(505)
Issuance of common stock	(3)	—	—	—	(3)
Repurchase of common stock	(928)	—	—	—	(928)
Dividends paid on common stock	(386)	—	(70)	70	(386)
Distributions to noncontrolling interests	—	—	(1)	—	(1)
Other*	(6)	4	19	(20)	(3)
Net cash used in continuing financing activities	(1,823)	(1)	(52)	50	(1,826)
Net cash provided by (used in) discontinued operations	—	—	—	—	—
Net Cash Used in Financing Activities	(1,823)	(1)	(52)	50	(1,826)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	(20)	—	(20)

Net Change in Cash and Cash Equivalents	—	129	617	—	746
Cash and cash equivalents at beginning of period	—	2,410	1,064	—	3,474
Cash and Cash Equivalents at End of Period	$—	2,539	1,681	—	4,220
* Includes intercompany capital contributions.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis is the company’s analysis of its financial performance, financial condition, and significant trends that may affect future performance. It should be read in conjunction with the consolidated financial statements and notes included elsewhere in this report. It contains forward-looking statements including, without limitation, statements relating to the company’s plans, strategies, objectives, expectations and intentions that are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “estimate,” “believe,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target” and similar expressions identify forward-looking statements. The company does not undertake to update, revise or correct any of the forward-looking information unless required to do so under the federal securities laws. Readers are cautioned that such forward-looking statements should be read in conjunction with the company’s disclosures under the heading: “CAUTIONARY STATEMENT FOR THE PURPOSES OF THE ‘SAFE HARBOR’ PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995,” beginning on page 51.

The terms “earnings” and “loss” as used in Management’s Discussion and Analysis refer to net income (loss) attributable to Phillips 66.

BUSINESS ENVIRONMENT AND EXECUTIVE OVERVIEW

Phillips 66 is an energy manufacturing and logistics company with midstream, chemicals, refining, and marketing and specialties businesses. At June 30, 2014, we had total assets of $51 billion. Our common stock trades on the New York Stock Exchange under the symbol “PSX.”

Executive Overview
We reported earnings of $863 million in the second quarter of 2014, generated $830 million in cash from operating activities, and received $150 million from asset dispositions, primarily from return of investments in equity affiliates. We used available cash to fund capital expenditures and investments of $561 million, pay dividends of $281 million, and repurchase $616 million of our common stock. We ended the second quarter of 2014 with $5.0 billion of cash and cash equivalents and approximately $5.4 billion of total capacity available under our liquidity facilities.

Basis of Presentation
Effective January 1, 2014, we changed the organizational structure of the internal financial information reviewed by our chief executive officer, and determined this resulted in a change in the composition of our operating segments. The primary effects of this reporting reorganization were as follows:

•
We moved two of our equity investments, Excel Paralubes and Jupiter Sulphur, LLC, as well as the commission revenues related to needle and anode coke, polypropylene and solvents, from the Refining segment to the Marketing and Specialties (M&S) segment.

•	We moved several refining logistics projects from the Refining segment to the Midstream segment.

The new segment alignment is presented for the three- and six-month periods ended June 30, 2014, with the prior periods recast for comparability.

Business Environment
The Midstream segment includes our 50 percent equity investment in DCP Midstream, LLC (DCP Midstream). Earnings of DCP Midstream are closely linked to natural gas liquids (NGL) prices, natural gas prices and crude oil prices. Industry NGL prices decreased in the second quarter of 2014, compared with the first quarter of 2014, but increased from the second quarter of 2013. High demand for propane in the first quarter of 2014 caused by severe winter temperatures, especially in the Midwest, drove prices up but this movement declined in the second quarter of 2014 as weather conditions improved. Additionally, the price increase in the second quarter of 2014, compared with the second quarter of 2013, was triggered by increased export capacity, which brought prices up with the addition of new outlets. Natural gas prices decreased in the second quarter of 2014, compared with the first quarter of 2014, but increased from the second quarter of 2013. The decline in natural gas prices in the second quarter of 2014 was a result of a seasonal temperature trend. The increase from the second quarter of 2013 was caused by increasing natural gas demand, largely resulting from higher natural gas utility usage by the refining and petrochemical industries.

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

Results for our Refining segment depend largely on refining margins, cost control, refinery throughput, and product yields. The crack spread is a measure of the difference between market prices for refined petroleum products and crude oil, and it is used within our industry as an indicator for refining margins. The U.S. 3:2:1 crack spread (three barrels of crude oil producing two barrels of gasoline and one barrel of diesel) increased in the second quarter of 2014, compared with the first quarter of 2014, but decreased compared with the second quarter of 2013. The second-quarter 2014 domestic industry crack spread increased compared with the first quarter of 2014, largely as the result of average market gasoline prices increasing more than the average market crude oil price due to seasonal demand and the transition to summer gasoline specifications. The decline in the second-quarter 2014 domestic industry crack spread compared with the second quarter of 2013 was due to domestic benchmark crude prices rising at a faster rate than gasoline and distillate prices.
The Northwest Europe benchmark crack spread in the second quarter of 2014 increased compared with the first quarter of 2014 and fell compared with the second quarter of 2013.  The increase from the first quarter of 2014 was a result of refinery run cuts and seasonal demand growth, while the decline compared to the second quarter of 2013 was largely caused by imported products and poor export demand.
Results for our M&S segment depend largely on marketing fuel margins, base oil margins, lubricant margins and other specialty product margins. These margins are primarily based on market factors, largely determined by the relationship between demand and supply. Marketing fuel margins are influenced by crude oil pricing trends, which drive spot prices for refined products. Generally, in a period of rising crude oil prices, refined product spot prices will increase at a faster pace than the corresponding wholesale “rack” price of products sold to retailers, thereby tightening marketing margins. In a period of falling crude oil prices, the inverse occurs, and marketing margins generally benefit.

RESULTS OF OPERATIONS

Unless otherwise indicated, discussion of results for the three- and six-month periods ended June 30, 2014, is based on a comparison with the corresponding periods of 2013.

Consolidated Results
A summary of net income (loss) attributable to Phillips 66 by business segment follows:

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013

Midstream	$108	90	296	201
Chemicals	324	181	640	463
Refining	390	455	696	1,359
Marketing and Specialties	162	344	299	534
Corporate and Other	(121)	(126)	(202)	(221)
Discontinued Operations	—	14	706	29
Net income attributable to Phillips 66	$863	958	2,435	2,365

Earnings for Phillips 66 decreased $95 million, or 10 percent, in the second quarter of 2014. The decrease was due to lower realized refining margins resulting from decreased market crack spreads partially offset by impacts related to widening crude differentials. In addition, lower M&S margins contributed to lower earnings, resulting from rising gasoline prices. These decreases were partially offset by improved realized margins in our Chemicals segment.

Earnings for the six months ended June 30, 2014, increased $70 million, or 3 percent, largely due to the recognition of a noncash $696 million gain related to the Phillips Specialty Products Inc. (PSPI) share exchange, as well as improved realized margins in our Chemicals segment. These increases were mostly offset by lower realized refining margins resulting from decreased market crack spreads, as well as lower M&S margins resulting from rising gasoline prices.

See the “Segment Results” section for additional information on our segment results.

Statement of Income Analysis

Sales and other operating revenues for the second quarter and six-month period of 2014 increased 5 percent and 2 percent, respectively, and purchased crude oil and products increased 6 percent and 2 percent, respectively. The increases for the second quarter of 2014 were primarily due to higher prices for petroleum products, crude oil and NGL. In addition, both comparative periods were positively impacted by higher volumes due to reduced unplanned downtime.

Equity in earnings of affiliates increased 24 percent in the second quarter of 2014, primarily resulting from increased earnings from CPChem, as well as from DCP Midstream. These increases were partially offset by decreased earnings from WRB Refining LP (WRB). Equity in earnings for the six-month period of 2014 decreased 7 percent, primarily due to decreased earnings from WRB partially offset by increased earnings from CPChem and DCP Midstream. Equity in earnings of WRB decreased 47 percent and 62 percent in the second quarter and six-month period of 2014, respectively, mainly due to lower refining margins. See the “Segment Results” section for additional information on CPChem and DCP Midstream earnings.

Operating expenses for the second quarter and six-month period of 2014 increased $45 million, or 4 percent, and $157 million, or 8 percent, respectively, primarily related to higher utility costs largely due to increased natural gas prices, as well as turnarounds at our refineries.

Selling, general and administrative expenses increased $44 million, or 12 percent, and $119 million, or 17 percent, in the second quarter and six-month period of 2014, respectively. These increases were primarily due to additional fees under marketing consignment fuels agreements. In addition, the six-month period of 2014 was impacted by the costs associated with the acquisition of an additional interest in an entity that operates a power and steam generation plant.

Foreign currency transaction (gains) losses for the second quarter of 2014 were a $29 million loss, compared with a gain of $18 million for the second quarter of 2013. During the six-month period of 2014, there was a $10 million foreign currency transaction loss, compared with a gain of $16 million for the six-month period of 2013. The unfavorable change noted was primarily due to the U.S. dollar weakening against the Canadian dollar during both periods of 2014, compared with the U.S. dollar strengthening against the Canadian dollar during both periods of 2013.

See Note 21—Income Taxes, in the Notes to Consolidated Financial Statements, for information regarding our provision for income taxes and effective tax rates.

Income from discontinued operations increased $677 million in the six-month period of 2014, due to the completion of the PSPI share exchange on February 25, 2014. See Note 5—Assets Held for Sale or Sold, in the Notes to Consolidated Financial Statements, for additional information on this transaction.

Segment Results

Midstream

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
	Millions of Dollars
Net Income Attributable to Phillips 66
Transportation	$60	50	122	95
DCP Midstream	33	30	116	86
NGL	15	10	58	20
Total Midstream	$108	90	296	201

	Dollars Per Unit
Weighted Average NGL Price*
DCP Midstream (per barrel)	$39.06	34.58	41.81	36.02
DCP Midstream (per gallon)	0.93	0.82	1.00	0.86
* Based on index prices from the Mont Belvieu and Conway market hubs that are weighted by NGL component and location mix. 2013 weighted average NGL prices have been recast to reflect the impact of ethane rejection.

	Thousands of Barrels Daily
Transportation Volumes
Pipelines*	3,243	3,170	3,172	3,101
Terminals	1,609	1,194	1,543	1,117

Operating Statistics
NGL extracted**	226	206	224	202
NGL fractionated***	117	113	114	115
* Pipelines represent the sum of volumes transported through each separately tariffed pipeline segment, including our share of equity volumes from Yellowstone Pipe Line Company and Lake Charles Pipe Line Company.
** Includes our share of equity affiliates.
*** Excludes DCP Midstream.

The Midstream segment purchases raw natural gas from producers and gathers natural gas through an extensive network of pipeline gathering systems. The natural gas is then processed to extract NGL from the raw gas stream. The remaining “residue” gas is marketed to electric utilities, industrial users and gas marketing companies. Most of the NGLs are fractionated—separated into individual components such as ethane, propane and butane—and marketed as chemical feedstock, fuel or blendstock. In addition, the Midstream segment includes U.S. transportation and terminaling services associated with the movement of crude oil, refined and specialty products, natural gas and NGL, as well as NGL fractionation, trading and marketing businesses in the United States. The Midstream segment includes our 50 percent equity investment in DCP Midstream and the consolidated results of Phillips 66 Partners LP.

Earnings from the Midstream segment increased $18 million, or 20 percent, in the second quarter of 2014 and $95 million, or 47 percent, in the six-month period of 2014. The improvements were driven by higher earnings from each of our business lines.

Transportation earnings increased $10 million in the second quarter of 2014 and $27 million in the six-month period of 2014. This increase primarily resulted from increased throughput fees, as well as higher earnings associated with railcar activity. These increases were partially offset by higher earnings attributable to noncontrolling interests, reflecting the contribution of previously wholly owned assets to Phillips 66 Partners.

DCP Midstream earnings increased $3 million in the second quarter of 2014. The $30 million increase in earnings of DCP Midstream in the six-month period of 2014 primarily resulted from higher commodity prices, as well as increased gathering and processing earnings due to asset growth. These increases were partially offset by higher operating costs related to asset growth and increased spending on preventative maintenance. See the “Business Environment and Executive Overview” section for information on market factors impacting this quarter’s results.

DCP Midstream Partners, LP (DCP Partners) is a publicly-traded master limited partnership and a subsidiary of DCP Midstream. DCP Partners issues, from time to time, limited partner units to the public. These issuances benefited our equity in earnings from DCP Midstream, on an after-tax basis, by approximately $35 million in the six months ended June 30, 2014, compared with approximately $32 million in the corresponding period of 2013.

Earnings of our NGL business increased $5 million in the second quarter of 2014 and $38 million for the six-month period of 2014. The increase for the six-month period of 2014 was primarily due to improved margins driven by strong propane prices, positive asset performance and inventory impacts. In addition to margins, NGL results also benefited from equity earnings from the DCP Sand Hills and DCP Southern Hills pipeline entities.

Chemicals

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013

	Millions of Dollars

Net Income Attributable to Phillips 66	$324	181	640	463

	Millions of Pounds
CPChem Externally Marketed Sales Volumes*
Olefins and Polyolefins	4,395	3,862	8,697	7,898
Specialties, Aromatics and Styrenics	1,530	1,485	3,099	2,981
	5,925	5,347	11,796	10,879
* Includes 100 percent of CPChem’s outside sales of produced petrochemical products, as well as commission sales from equity affiliates.

Olefins and Polyolefins Capacity Utilization (percent)	95%	78%	94%	84%

The Chemicals segment consists of our 50 percent interest in CPChem, which we account for under the equity method. CPChem uses NGL and other feedstocks to produce petrochemicals. These products are then marketed and sold or used as feedstocks to produce plastics and other chemicals.

Earnings from the Chemicals segment increased $143 million, or 79 percent, in the second quarter of 2014 and $177 million, or 38 percent, in the six-month period of 2014. The increase in the second quarter of 2014 was primarily driven by improved ethylene and polyethylene realized margins, higher ethylene and polyethylene volumes, lower turnaround activity costs, and unplanned power outages in the second quarter of 2013. The increase in earnings in the six-month period of 2014 was primarily due to improved ethylene and polyethylene realized margins, higher earnings from CPChem’s equity affiliates, higher ethylene volumes and lower turnaround activity costs. The increases for the three- and six-month periods of 2014 were partially offset by an increase in utility costs due to higher natural gas prices. See the “Business Environment and Executive Overview” section for information on market factors impacting this quarter’s results.

CPChem’s Port Arthur facility experienced a localized fire in a portion of its ethylene unit in early July 2014. An evaluation is underway to determine how long it will take to return the facility to full operation, with preliminary indications from this evaluation of a possible restart during the fourth quarter of 2014.  We expect CPChem’s results in the third and fourth quarters of 2014 to be negatively impacted by this shutdown.

Refining

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013

	Millions of Dollars
Net Income (Loss) Attributable to Phillips 66
Atlantic Basin/Europe	$(10)	24	6	119
Gulf Coast	118	(82)	195	(47)
Central Corridor	229	395	451	983
Western/Pacific	65	33	18	96
Other Refining	(12)	85	26	208
Worldwide	$390	455	696	1,359

	Dollars Per Barrel
Refining Margins*
Atlantic Basin/Europe	$6.06	6.83	6.74	7.73
Gulf Coast	8.12	3.89	8.37	5.82
Central Corridor	14.91	19.45	15.06	23.29
Western/Pacific	10.53	8.80	8.83	9.21
Worldwide	9.66	9.70	9.77	11.68
* Based on total processed inputs and includes proportional share of refining margins contributed by certain equity affiliates.

	Thousands of Barrels Daily
Operating Statistics
Refining operations*
Atlantic Basin/Europe
Crude oil capacity	588	588	588	588
Crude oil processed	562	555	556	563
Capacity utilization (percent)	96%	94	95	96
Refinery production	615	598	602	608
Gulf Coast
Crude oil capacity	733	733	733	733
Crude oil processed	673	664	643	625
Capacity utilization (percent)	92%	91	88	85
Refinery production	783	748	750	698
Central Corridor
Crude oil capacity	485	475	485	475
Crude oil processed	493	474	480	465
Capacity utilization (percent)	102%	100	99	98
Refinery production	513	488	498	481
Western/Pacific
Crude oil capacity	440	440	440	440
Crude oil processed	424	417	410	409
Capacity utilization (percent)	96%	95	93	93
Refinery production	454	452	441	448
Worldwide
Crude oil capacity	2,246	2,236	2,246	2,236
Crude oil processed	2,152	2,110	2,089	2,062
Capacity utilization (percent)	96%	94	93	92
Refinery production	2,365	2,286	2,291	2,235
* Includes our share of equity affiliates.

The Refining segment buys, sells and refines crude oil and other feedstocks into petroleum products (such as gasoline, distillates and aviation fuels) at 15 refineries, mainly in the United States, Europe and Asia.

Earnings for the Refining segment decreased $65 million, or 14 percent, in the second quarter of 2014. The decrease was primarily due to lower realized refining margins resulting from decreased market crack spreads partially offset by impacts related to widening crude differentials and increased volumes.

Earnings for the six-month period of 2014 decreased $663 million, or 49 percent. The decrease was primarily due to lower realized refining margins resulting from decreased market crack spreads, as well as higher utility costs due to increased natural gas prices. These decreases during the six-month period of 2014 were partially offset by increased volumes. See the “Business Environment and Executive Overview” section for information on industry crack spreads and other market factors impacting this quarter’s results.

Our worldwide refining crude oil capacity utilization rate was 96 percent in the second quarter of 2014, compared with 94 percent in the second quarter of 2013. The current year increase was primarily due to lower unplanned downtime, partially offset by turnaround activity.

Marketing and Specialties

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013

	Millions of Dollars
Net Income Attributable to Phillips 66
Marketing and Other	$119	258	212	435
Specialties	43	86	87	99
Total Marketing and Specialties	$162	344	299	534

	Dollars Per Barrel
Realized Marketing Fuel Margin*
U.S.	$1.17	1.77	1.18	1.42
International	4.52	4.93	4.12	4.06
* On third-party petroleum products sales.

	Dollars Per Gallon
U.S. Average Wholesale Prices*
Gasoline	$3.07	3.01	2.94	2.97
Distillates	3.12	3.04	3.11	3.09
* Excludes excise taxes.

	Thousands of Barrels Daily
Marketing Petroleum Products Sales Volumes
Gasoline	1,237	1,233	1,178	1,169
Distillates	970	1,007	957	982
Other products	19	18	18	17
Total	2,226	2,258	2,153	2,168

The M&S segment purchases for resale and markets refined petroleum products (such as gasoline, distillates and aviation fuels), mainly in the United States and Europe. In addition, this segment includes the manufacturing and marketing of specialty products (such as base oils and lubricants), as well as power generation operations.

The M&S segment earnings decreased $182 million, or 53 percent, in the second quarter of 2014 and $235 million, or 44 percent, in the six-month period of 2014. Earnings in the three- and six-month periods of 2014 were unfavorably impacted by lower margins, primarily resulting from gasoline spot prices rising at a faster pace than wholesale “rack” prices, as well as lower credits associated with renewable fuels blending activities. Earnings in the three- and six-month periods of 2013 benefited from a full period of earnings from our U.K. power generation business, which was sold in July 2013, the sale of our E-GasTM Technology business in May 2013, and the biodiesel tax credit program that was discontinued in 2014. See the “Business Environment and Executive Overview” section for information on marketing fuel margins and other market factors impacting this quarter’s results.

Corporate and Other

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Net Income (Loss) Attributable to Phillips 66
Net interest	$(39)	(42)	(80)	(85)
Corporate general and administrative expenses	(44)	(36)	(84)	(70)
Technology	(14)	(12)	(27)	(24)
Other	(24)	(36)	(11)	(42)
Total Corporate and Other	$(121)	(126)	(202)	(221)

Net interest consists of interest and financing expense, net of interest income and capitalized interest. Net interest decreased $3 million and $5 million, respectively, in the three- and six-month periods ended June 30, 2014, primarily due to our lower debt principal balance. Corporate general and administrative expenses increased $8 million and $14 million, respectively, in the three- and six-month periods ended June 30, 2014, primarily due to increased employee benefits and charitable contributions.

The category “Other” includes certain income tax expenses, environmental costs associated with sites no longer in operation, foreign currency transaction gains and losses and other costs not directly associated with an operating segment. The decrease in costs was primarily due to lower environmental costs, as well as a reduction of tax expense on foreign earnings, partially offset by unfavorable tax rate impacts due to a change in the geographic mix of earnings in the three- and six-month periods of 2014. In addition, the six-month period of 2013 was also negatively impacted by an asset impairment.

Discontinued Operations

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Net Income Attributable to Phillips 66
Discontinued operations	$—	14	706	29

In December 2013, we entered into an agreement to exchange the stock of PSPI, a flow improver business, which was included in our M&S segment, for shares of Phillips 66 common stock owned by the other party to the transaction. On February 25, 2014, we completed the PSPI share exchange, resulting in the receipt of approximately 17.4 million shares of Phillips 66 common stock, which are held as treasury shares, and the recognition of a before-tax noncash gain of $696 million. See Note 5—Assets Held for Sale or Sold, in the Notes to Consolidated Financial Statements, for additional information on this transaction.

CAPITAL RESOURCES AND LIQUIDITY

Financial Indicators

	Millions of Dollars Except as Indicated
	June 30 2014	December 31 2013

Short-term debt	$38	24
Total debt	6,212	6,155
Total equity	21,955	22,392
Percent of total debt to capital*	22%	22
Percent of floating-rate debt to total debt	1%	1
* Capital includes total debt and total equity.

To meet our short- and long-term liquidity requirements, we look to a variety of funding sources, but rely primarily on cash generated from operating activities. During the first six months of 2014, we generated $2,228 million in cash from operations and received $657 million from return of investments in equity affiliates and asset dispositions. This available cash was primarily used for capital expenditures and investments ($1,133 million), repurchases of our common stock ($1,256 million), the PSPI share exchange ($450 million) and dividend payments on our common stock ($510 million). During the first six months of 2014, cash and cash equivalents decreased by $444 million to $4,956 million.

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

Significant Sources of Capital

Operating Activities
During the first six months of 2014, cash provided by operating activities was $2,228 million, compared with $3,181 million for the first six months of 2013. The decrease in the 2014 period reflected lower realized refining and marketing margins and reduced distributions from CPChem, partially offset by increased distributions from WRB. Additionally, reduced positive working capital impacts were driven by increased receivables, partially offset by a smaller increase in inventories.

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

Our operating cash flows are also impacted by dividend decisions made by our equity affiliates, including DCP Midstream, CPChem and WRB. During the first six months of 2014, cash from operations included dividends of $1,921 million from our equity affiliates, compared with $1,636 million during the same period of 2013. We cannot control the amount of future dividends from equity affiliates; therefore, future dividend payments by these companies are not assured.

WRB
WRB is a 50-percent-owned business venture with Cenovus Energy Inc. (Cenovus). Cenovus was obligated to contribute $7.5 billion, plus accrued interest, to WRB over a 10-year period that began in 2007. In the first quarter of 2014, Cenovus prepaid its remaining balance under this obligation. As a result, WRB declared a special dividend, which was distributed to the co-venturers in March 2014. Of the $1,232 million that we received, $760 million was considered a return on our investment in WRB (an operating cash inflow), and $472 million was considered a return of our investment in WRB (an investing cash inflow). The return of investment portion of the dividend was included in the “Proceeds from assets dispositions” line in our consolidated statement of cash flows. A further $128 million of distributions from WRB in the second quarter of 2014 was considered a return of investment.

Contribution to Phillips 66 Partners LP
Effective March 1, 2014, we contributed to Phillips 66 Partners certain transportation, terminaling and storage assets for total consideration of $700 million. These assets consisted of the Gold Line products system and the Medford spheres, two newly constructed refinery-grade propylene storage spheres. Phillips 66 Partners financed the acquisition with cash on hand of $400 million, the issuance to us of 3,530,595 and 72,053 additional common and general partner units, respectively, valued at $140 million, and a five-year, $160 million note payable to a subsidiary of Phillips 66. See Note 22—Phillips 66 Partners LP, in the Notes to Consolidated Financial Statements, for additional information.

Credit Facilities
As of June 30, 2014, no amount had been drawn under our $4.5 billion credit facility; however, $51 million in letters of credit had been issued that were supported by this facility. As of June 30, 2014, no amount had been drawn under Phillips 66 Partners' $250 million revolving credit facility.

Trade Receivables Securitization Facility
As of June 30, 2014, no amount had been drawn under our $696 million trade receivables securitization facility and no letters of credit were outstanding thereunder.

Shelf Registration
We have a universal shelf registration statement on file with the U.S. Securities and Exchange Commission (SEC) under which we, as a well-known seasoned issuer, have the ability to issue and sell an indeterminate amount of various types of debt and equity securities.

Off-Balance Sheet Arrangements
In April 2012, in connection with our separation from ConocoPhillips (the Separation), we entered into an agreement to guarantee 100 percent of certain outstanding debt obligations of Merey Sweeny, L.P. (MSLP). At June 30, 2014, the aggregate principal amount of MSLP debt guaranteed by us was $203 million.

For additional information about guarantees, see Note 12—Guarantees, in the Notes to Consolidated Financial Statements.

Capital Requirements
For information about our capital expenditures and investments, see the “Capital Spending” section.

Our debt balance at both June 30, 2014, and December 31, 2013, was $6.2 billion. Our debt-to-capital ratio was 22 percent at both June 30, 2014, and December 31, 2013, within our target range of 20-to-30 percent.

In June 2014, we entered into an agreement to purchase a 7.1 million-barrel-storage-capacity terminal located near Beaumont, Texas, from a subsidiary of Chevron Corporation. This acquisition is expected to close in the third quarter of 2014, following the receipt of regulatory approvals, and is expected to be funded with cash on hand. In July 2014, we acquired Spectrum Corporation, a private label and specialty lubricants business headquartered in Memphis, Tennessee. This acquisition was funded with cash on hand.

On May 7, 2014, our Board of Directors declared a quarterly cash dividend of $0.50 per common share, representing an increase of approximately 28 percent from the prior quarter. The dividend was paid on June 2, 2014, to holders of record at the close of business on May 19, 2014. On July 9, 2014, our Board of Directors declared a quarterly cash dividend of

$0.50 per common share. The dividend is payable on September 2, 2014, to holders of record at the close of business on August 15, 2014. We are forecasting annual double-digit dividend rate increases in 2015 and 2016.

During 2012 and 2013, our Board of Directors authorized repurchases totaling up to $5 billion of our outstanding common stock. The share repurchases are expected to be funded primarily through available cash. In July 2014, our Board of Directors authorized additional share repurchases totaling up to $2 billion. During the second quarter of 2014, we repurchased 7,517,519 shares at a cost of $616 million. Since the inception of our share repurchases in 2012, through June 30, 2014, we have repurchased a total of 60,034,008 shares at a cost of $3,858 million. Shares of stock repurchased are held as treasury shares.

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

Capital Spending

	Millions of Dollars
	Six Months Ended June 30
	2014	2013
Capital Expenditures and Investments
Midstream	$586	246
Chemicals	—	—
Refining	401	282
Marketing and Specialties	110	139
Corporate and Other	36	81
Total consolidated from continuing operations	$1,133	748

Discontinued operations	$—	10

Selected Equity Affiliates*
DCP Midstream	$354	542
CPChem**	379	248
WRB	61	59
	$794	849
* Our share of capital spending, which is self-funded by the equity affiliate.
** 2013 has been recast to reflect a change in CPChem's basis of presentation.

In July 2014, our Board of Directors authorized an increase of $1.2 billion to the 2014 planned capital budget previously reported in our 2013 Annual Report on Form 10-K. The increased capital budget is designed to support planned or completed acquisitions, including a U.S. Gulf Coast crude oil and refined products terminal and a specialty lubricants company, as well as the construction of Midstream organic growth projects. The Midstream segment budget was increased by approximately $0.8 billion, while the M&S segment budget was increased by approximately $0.4 billion.

Midstream
During the first six months of 2014, DCP Midstream had a self-funded capital program, and thus required no new capital infusions from us or our co-venturer. During this period, on a 100 percent basis, DCP Midstream's capital expenditures and investments were approximately $708 million.

During the first six months of 2014, other capital spending in our Midstream segment not related to DCP Midstream included construction activities related to our Sweeny Fractionator One and Freeport Liquid Petroleum Gas Export

Terminal projects, the purchase for $61 million of an additional 5.7 percent interest in the refined products Explorer Pipeline, thereby increasing our ownership to 19.5 percent, and spending associated with return, reliability and maintenance projects in our Transportation business. In addition to our Sweeny Fractionator One and Freeport Liquid Petroleum Gas Export Terminal projects, our major construction activities in progress include the installation of rail racks to accept advantaged crude deliveries at the Bayway and Ferndale refineries.

Chemicals
During the first six months of 2014, CPChem had a self-funded capital program, and thus required no new capital infusions from us or our co-venturer. During this period, on a 100 percent basis, CPChem's capital expenditures and investments were $757 million, primarily for their U.S. Gulf Coast Petrochemicals Project. We are currently forecasting CPChem to remain self-funding through 2014.

Refining
Capital spending for the Refining segment during the first six months of 2014 was primarily for air emission reduction projects to meet new environmental standards, refinery upgrade projects to increase accessibility of advantaged crudes and improve product yields, improvements to the operating integrity of key processing units and safety-related projects.

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

Marketing and Specialties
Capital spending for the M&S segment during the first six months of 2014 included our acquisition, for approximately $70 million, net of acquired cash, of the remaining interest in an entity that operates a power and steam generation plant. The remaining spend was primarily for reliability and maintenance projects, and projects targeted at growing our international marketing business.

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

Based on currently available information, we believe it is remote that future costs related to known contingent liability exposures will exceed current accruals by an amount that would have a material adverse impact on our consolidated financial statements. As we learn new facts concerning contingencies, we reassess our position both with respect to accrued liabilities and other potential exposures. Estimates particularly sensitive to future changes include contingent liabilities recorded for environmental remediation, tax and legal matters. Estimated future environmental remediation costs are subject to change due to such factors as the uncertain magnitude of cleanup costs, the unknown time and extent of such remedial actions that may be required, and the determination of our liability in proportion to that of other potentially responsible parties. Estimated future costs related to tax and legal matters are subject to change as events evolve and as additional information becomes available during the administrative and litigation processes.

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

From time to time, we receive requests for information or notices of potential liability from the U.S. Environmental Protection Agency (EPA) and state environmental agencies alleging that we are a potentially responsible party under the Federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or an equivalent state statute. On occasion, we also have been made a party to cost recovery litigation by those agencies or by private parties. These requests, notices and lawsuits assert potential liability for remediation costs at various sites that typically are not owned by us, but allegedly contain wastes attributable to our past operations. As of December 31, 2013, we reported that we had been notified of potential liability under CERCLA and comparable state laws at 35 sites around the United States. During the first six months of 2014, there were no new sites for which we received notification of potential liability and one site was deemed resolved and closed, leaving 34 unresolved sites with potential liability at June 30, 2014.

At June 30, 2014, our consolidated balance sheet included a total environmental accrual of $504 million, compared with $492 million at December 31, 2013. We expect to incur a substantial amount of these expenditures within the next 30 years.

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

Climate Change
There has been a broad range of proposed or promulgated state, national and international laws focusing on greenhouse gas (GHG) reduction, including various regulations proposed or issued by the EPA. These proposed or promulgated laws apply or could apply in states and/or countries where we have interests or may have interests in the future. We consider and take into account future GHG emissions in designing and developing major facilities and projects, and implement energy efficiency initiatives to reduce such emissions. Laws in this field continue to evolve, and while it is not possible to accurately estimate either a timetable for implementation or our future compliance costs relating to implementation, such laws, if enacted, potentially could have a material impact on our results of operations and financial condition as a result of increasing costs of compliance, lengthening project implementation and agency review times, or reducing demand for certain hydrocarbon products. We continue to monitor legislative and regulatory actions and legal proceedings globally relating to GHG emissions for potential impacts on our operations.

For examples of legislation or precursors for possible regulation that do or could affect our operations, see the “Climate Change” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 53 and 54 of our 2013 Annual Report on Form 10-K.

NEW ACCOUNTING STANDARDS

In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” This ASU amends the definition of discontinued operations so that only disposals of components of an entity representing major strategic shifts that have a major effect on an entity’s operations and financial results will qualify for discontinued operations reporting. The ASU also requires additional disclosures about discontinued operations and individually material disposals that do not meet the definition of a discontinued operation. ASU 2014-08 is effective January 1, 2015, and earlier application is permitted, but only for disposals not previously reported in the financial statements. We adopted this ASU effective July 1, 2014, and the adoption of this ASU did not have an effect on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” The new standard converged guidance on recognizing revenues in contracts with customers under accounting principles generally accepted in the United States and International Financial Reporting Standards. This ASU is intended to improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. ASU 2014-09 is effective for annual and quarterly reporting periods of public entities beginning after December 15, 2016. Early application for public entities is not permitted. We are currently evaluating the provisions of ASU 2014-09 and assessing the impact, if any, it may have on our financial position and results of operations.

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

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks at June 30, 2014, do not differ materially from the risks discussed under Item 7A in our 2013 Annual Report on Form 10-K.

Item 4.   CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. As of June 30, 2014, with the participation of management, our Chairman and Chief Executive Officer and our Executive Vice President, Finance and Chief Financial Officer carried out an evaluation, pursuant to Rule 13a-15(b) of the Act, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our Chairman and Chief Executive Officer and our Executive Vice President, Finance and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of June 30, 2014.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, in the quarterly period ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

The following is a description of reportable legal proceedings, including those involving governmental authorities under federal, state and local laws regulating the discharge of materials into the environment, for this reporting period. There were no material developments with respect to matters previously reported in our 2013 Annual Report on Form 10-K or our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014. Information with respect to the four new matters that arose during the second quarter of 2014 is provided under “New Matters” below. While it is not possible to accurately predict the final outcome of these pending proceedings, if any one or more of such proceedings were decided adversely to Phillips 66, we expect there would be no material effect on our consolidated financial position. Nevertheless, such proceedings are reported pursuant to the SEC regulations.

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

New Matters
On June 30, 2014, Phillips 66 received a demand from the EPA for $201,673 in stipulated penalties under one of the consent decrees described above for self-reported gaps in meeting air emissions monitoring requirements in 2007 and 2008 at the Lake Charles Refinery. We have paid the penalties demanded.

On July 7, 2014, Phillips 66 received a Notice of Violation (NOV) from the EPA alleging various flaring-related violations between 2009 and 2013 at the Wood River Refinery. We are working with the EPA to resolve these allegations.

On July 8, 2014, the Bay Area Air Quality Management District (Bay Area AQMD) issued a $175,000 demand to settle 18 NOVs issued in 2010 with respect to alleged violations of regulatory and/or permit requirements at the Rodeo Refinery. We are working with the Bay Area AQMD to resolve this matter.

On July 8, 2014, the Bay Area AQMD issued a $259,000 demand to settle 20 NOVs issued in 2011 with respect to alleged violations of regulatory and/or permit requirements at the Rodeo Refinery. We are working with the Bay Area AQMD to resolve this matter.

Item 1A.   RISK FACTORS

There have been no material changes from the risk factors disclosed in Item 1A of our 2013 Annual Report on
Form 10-K.

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

				Millions of Dollars
Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs**	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2014	2,791,732	$79.16	2,791,732	$1,537
May 1-31, 2014	2,357,920	83.09	2,357,920	1,341
June 1-30, 2014	2,367,867	84.00	2,367,867	1,142
Total	7,517,519	$81.92	7,517,519
* Includes repurchase of shares of common stock from company employees in connection with the company's broad-based employee incentive plans, when applicable.
** During 2012 and 2013, our Board of Directors authorized the repurchase of up to $5 billion of our outstanding common stock. We began purchases under this authorization, which has no expiration date, in the third quarter of 2012. In July 2014, our Board of Directors approved the repurchase of an additional $2 billion of our outstanding common stock. The share repurchases are expected to be funded primarily through available cash. The shares under these authorizations will be repurchased from time to time in the open market at the company’s discretion, subject to market conditions and other factors, and in accordance with applicable regulatory requirements. We are not obligated to acquire any particular amount of common stock and may commence, suspend or discontinue purchases at any time or from time to time without prior notice. Shares of stock repurchased are held as treasury shares.

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

July 31, 2014