Form 10-Q
period 2014-09-30
Phillips 66
filed 2014-10-30
CIK 1534701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2014

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	001-35349
Phillips 66
(Exact name of registrant as specified in its charter)

Delaware	45-3779385
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer [X] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [    ]    No  [X]
The registrant had 553,513,402 shares of common stock, $.01 par value, outstanding as of September 30, 2014.

PHILLIPS 66

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Consolidated Statement of Income	Phillips 66

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Revenues and Other Income
Sales and other operating revenues*	$40,417	44,146	126,249	128,547
Equity in earnings of affiliates	511	647	2,053	2,304
Net gain on dispositions	109	8	125	50
Other income (loss)	11	(7)	59	65
Total Revenues and Other Income	41,048	44,794	128,486	130,966

Costs and Expenses
Purchased crude oil and products	33,602	38,717	107,299	111,217
Operating expenses	1,104	992	3,271	3,002
Selling, general and administrative expenses	401	349	1,215	1,044
Depreciation and amortization	249	233	722	704
Impairments	12	1	16	26
Taxes other than income taxes*	3,874	3,624	11,344	10,449
Accretion on discounted liabilities	6	6	18	18
Interest and debt expense	60	68	194	207
Foreign currency transaction losses (gains)	13	—	23	(16)
Total Costs and Expenses	39,321	43,990	124,102	126,651
Income from continuing operations before income taxes	1,727	804	4,384	4,315
Provision for income taxes	538	278	1,451	1,448
Income From Continuing Operations	1,189	526	2,933	2,867
Income from discontinued operations**	—	14	706	43
Net Income	1,189	540	3,639	2,910
Less: net income attributable to noncontrolling interests	9	5	24	10
Net Income Attributable to Phillips 66	$1,180	535	3,615	2,900

Amounts Attributable to Phillips 66 Common Stockholders:
Income from continuing operations	$1,180	521	2,909	2,857
Income from discontinued operations	—	14	706	43
Net Income Attributable to Phillips 66	$1,180	535	3,615	2,900

Net Income Attributable to Phillips 66 Per Share of Common Stock (dollars)
Basic
Continuing operations	$2.11	0.86	5.10	4.62
Discontinued operations	—	0.02	1.24	0.07
Net Income Attributable to Phillips 66 Per Share of Common Stock	$2.11	0.88	6.34	4.69
Diluted
Continuing operations	$2.09	0.85	5.05	4.58
Discontinued operations	—	0.02	1.23	0.07
Net Income Attributable to Phillips 66 Per Share of Common Stock	$2.09	0.87	6.28	4.65

Dividends Paid Per Share of Common Stock (dollars)	$0.5000	0.3125	1.3900	0.9375

Average Common Shares Outstanding (in thousands)
Basic	559,492	608,934	569,692	617,654
Diluted	564,958	614,519	575,589	623,846
* Includes excise taxes on petroleum products sales:	$3,781	3,568	11,046	10,254
** Net of provision for income taxes on discontinued operations:	$—	8	5	23
Prior period amounts have been recast to reflect discontinued operations.
See Notes to Consolidated Financial Statements.

Consolidated Statement of Comprehensive Income	Phillips 66

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013

Net Income	$1,189	540	3,639	2,910
Other comprehensive income (loss)
Defined benefit plans
Actuarial gain/loss:
Amortization to net income of net actuarial loss	15	22	41	72
Plans sponsored by equity affiliates	4	6	10	(2)
Income taxes on defined benefit plans	(5)	(11)	(16)	(25)
Defined benefit plans, net of tax	14	17	35	45
Foreign currency translation adjustments	(233)	186	(106)	(98)
Income taxes on foreign currency translation adjustments	8	(4)	9	(1)
Foreign currency translation adjustments, net of tax	(225)	182	(97)	(99)
Hedging activities by equity affiliates	—	—	—	1
Income taxes on hedging activities by equity affiliates	—	—	—	—
Hedging activities by equity affiliates, net of tax	—	—	—	1
Other Comprehensive Income (Loss), Net of Tax	(211)	199	(62)	(53)
Comprehensive Income	978	739	3,577	2,857
Less: comprehensive income attributable to noncontrolling interests	9	5	24	10
Comprehensive Income Attributable to Phillips 66	$969	734	3,553	2,847
See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet	Phillips 66

	Millions of Dollars
	September 30 2014	December 31 2013
Assets
Cash and cash equivalents	$3,108	5,400
Accounts and notes receivable (net of allowances of $43 million in 2014 and $47 million in 2013)	7,043	7,900
Accounts and notes receivable—related parties	1,723	1,732
Inventories	5,673	3,354
Prepaid expenses and other current assets	647	851
Total Current Assets	18,194	19,237
Investments and long-term receivables	10,237	11,220
Net properties, plants and equipment	16,951	15,398
Goodwill	3,275	3,096
Intangibles	819	698
Other assets	174	149
Total Assets	$49,650	49,798

Liabilities
Accounts payable	$10,381	9,948
Accounts payable—related parties	1,089	1,142
Short-term debt	35	24
Accrued income and other taxes	945	872
Employee benefit obligations	363	476
Other accruals	956	469
Total Current Liabilities	13,769	12,931
Long-term debt	6,178	6,131
Asset retirement obligations and accrued environmental costs	726	700
Deferred income taxes	5,632	6,125
Employee benefit obligations	842	921
Other liabilities and deferred credits	309	598
Total Liabilities	27,456	27,406

Equity
Common stock (2,500,000,000 shares authorized at $.01 par value) Issued (2014—636,940,692 shares; 2013—634,285,955 shares)
Par value	6	6
Capital in excess of par	19,028	18,887
Treasury stock (at cost: 2014—83,427,290 shares; 2013—44,106,380 shares)	(5,702)	(2,602)
Retained earnings	8,439	5,622
Accumulated other comprehensive income (loss)	(25)	37
Total Stockholders’ Equity	21,746	21,950
Noncontrolling interests	448	442
Total Equity	22,194	22,392
Total Liabilities and Equity	$49,650	49,798
See Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows	Phillips 66

	Millions of Dollars
	Nine Months Ended September 30
	2014	2013
Cash Flows From Operating Activities
Net income	$3,639	2,910
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	722	704
Impairments	16	26
Accretion on discounted liabilities	18	18
Deferred taxes	(527)	282
Undistributed equity earnings	360	(76)
Net gain on dispositions	(125)	(50)
Income from discontinued operations	(706)	(43)
Other	70	34
Working capital adjustments
Decrease (increase) in accounts and notes receivable	810	535
Decrease (increase) in inventories	(2,336)	(1,353)
Decrease (increase) in prepaid expenses and other current assets	(95)	(90)
Increase (decrease) in accounts payable	299	2,017
Increase (decrease) in taxes and other accruals	510	163
Net cash provided by continuing operating activities	2,655	5,077
Net cash provided by discontinued operations	2	53
Net Cash Provided by Operating Activities	2,657	5,130

Cash Flows From Investing Activities
Capital expenditures and investments	(2,647)	(1,156)
Proceeds from asset dispositions*	663	1,188
Advances/loans—related parties	(3)	(65)
Collection of advances/loans—related parties	—	100
Other	161	—
Net cash provided by (used in) continuing investing activities	(1,826)	67
Net cash used in discontinued operations	(2)	(14)
Net Cash Provided by (Used in) Investing Activities	(1,828)	53

Cash Flows From Financing Activities
Repayment of debt	(30)	(1,015)
Issuance of common stock	1	(4)
Repurchase of common stock	(1,750)	(1,602)
Share exchange—PSPI transaction	(450)	—
Dividends paid on common stock	(787)	(575)
Distributions to noncontrolling interests	(18)	(1)
Net proceeds from issuance of Phillips 66 Partners LP common units	—	404
Other	23	(4)
Net cash used in continuing financing activities	(3,011)	(2,797)
Net cash provided by (used in) discontinued operations	—	—
Net Cash Used in Financing Activities	(3,011)	(2,797)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(110)	82

Net Change in Cash and Cash Equivalents	(2,292)	2,468
Cash and cash equivalents at beginning of period	5,400	3,474
Cash and Cash Equivalents at End of Period	$3,108	5,942
* Includes return of investments in equity affiliates.
Prior period amounts have been recast to reflect discontinued operations.
See Notes to Consolidated Financial Statements.

Consolidated Statement of Changes in Equity	Phillips 66

	Millions of Dollars
	Attributable to Phillips 66
	Common Stock
	Par Value	Capital in Excess of Par	Treasury Stock	Retained Earnings	Accum. Other Comprehensive Income (Loss)	Noncontrolling Interests	Total

December 31, 2012	$6	18,726	(356)	2,713	(314)	31	20,806
Net income	—	—	—	2,900	—	10	2,910
Other comprehensive loss	—	—	—	—	(53)	—	(53)
Cash dividends paid on common stock	—	—	—	(575)	—	—	(575)
Repurchase of common stock	—	—	(1,602)	—	—	—	(1,602)
Benefit plan activity	—	116	—	(8)	—	—	108
Issuance of Phillips 66 Partners LP common units	—	—	—	—	—	404	404
Distributions to noncontrolling interests and other	—	(3)	—	—	—	(1)	(4)
September 30, 2013	$6	18,839	(1,958)	5,030	(367)	444	21,994

December 31, 2013	$6	18,887	(2,602)	5,622	37	442	22,392
Net income	—	—	—	3,615	—	24	3,639
Other comprehensive loss	—	—	—	—	(62)	—	(62)
Cash dividends paid on common stock	—	—	—	(787)	—	—	(787)
Repurchase of common stock	—	—	(1,750)	—	—	—	(1,750)
Share exchange—PSPI transaction	—	—	(1,350)	—	—	—	(1,350)
Benefit plan activity	—	141	—	(11)	—	—	130
Distributions to noncontrolling interests and other	—	—	—	—	—	(18)	(18)
September 30, 2014	$6	19,028	(5,702)	8,439	(25)	448	22,194

	Shares in Thousands
	Common Stock Issued	Treasury Stock
December 31, 2012	631,150	7,604
Repurchase of common stock	—	26,645
Shares issued—share-based compensation	2,635	—
September 30, 2013	633,785	34,249

December 31, 2013	634,286	44,106
Repurchase of common stock	—	21,898
Share exchange—PSPI transaction	—	17,423
Shares issued—share-based compensation	2,655	—
September 30, 2014	636,941	83,427
See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements	Phillips 66

Note 1—Interim Financial Information

The interim financial information presented in the financial statements included in this report is unaudited and includes all known accruals and adjustments necessary, in the opinion of management, for a fair presentation of the consolidated financial position of Phillips 66 and its results of operations and cash flows for the periods presented. Unless otherwise specified, all such adjustments are of a normal and recurring nature. Certain notes and other information have been condensed or omitted from the interim financial statements included in this report. Therefore, these interim financial statements should be read in conjunction with the consolidated financial statements and notes included in our 2013 Annual Report on Form 10-K. The results of operations for the three and nine months ended September 30, 2014, are not necessarily indicative of the results to be expected for the full year.

Certain prior period financial information has been recast to reflect a change in the composition of our operating segments. See Note 21—Segment Disclosures and Related Information, for additional information.

Note 2—Changes in Accounting Principles

Effective July 1, 2014, we early adopted the Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” This ASU amends the definition of discontinued operations so that only disposals of components of an entity representing major strategic shifts that have a major effect on an entity’s operations and financial results will qualify for discontinued operations reporting. The ASU also requires additional disclosures about discontinued operations and individually material disposals that do not meet the definition of a discontinued operation. The adoption of this ASU did not have an effect on our consolidated financial statements.

Note 3—Variable Interest Entities (VIEs)

In 2013, we formed Phillips 66 Partners LP, a master limited partnership, to own, operate, develop and acquire primarily fee-based crude oil, refined petroleum product and natural gas liquids pipelines and terminals, as well as other transportation and midstream assets. We consolidate Phillips 66 Partners as we determined that Phillips 66 Partners is a VIE and we are the primary beneficiary. As general partner, we have the ability to control its financial interests, as well as the ability to direct the activities of Phillips 66 Partners that most significantly impact its economic performance. See Note 23—Phillips 66 Partners LP, for additional information.

We hold significant variable interests in VIEs that have not been consolidated because we are not considered the primary beneficiary. Information on these VIEs follows:

Merey Sweeny, L.P. (MSLP) is a limited partnership that owns a delayed coker and related facilities at the Sweeny Refinery. As discussed more fully in Note 7—Investments, Loans and Long-Term Receivables, in August 2009, a call right was exercised to acquire the 50 percent ownership interest in MSLP of the co-venturer, Petróleos de Venezuela S.A. (PDVSA). That exercise was challenged, and the dispute has been arbitrated. In April 2014, the arbitral tribunal upheld the exercise of the call right and the acquisition of the 50 percent ownership interest. In July 2014, PDVSA filed a petition to vacate the tribunal’s award. Until this matter is resolved, we will continue to use the equity method of accounting for MSLP, and the VIE analysis below is based on the ownership and governance structure in place prior to the exercise of the call right. MSLP is a VIE because, in securing lender consents in connection with our separation from ConocoPhillips in 2012 (the Separation), we provided a 100 percent debt guarantee to the lender of the 8.85% senior notes issued by MSLP. PDVSA did not participate in the debt guarantee. In our VIE assessment, this disproportionate debt guarantee, plus other liquidity support provided jointly by us and PDVSA independently of equity ownership, results in MSLP not being exposed to all potential losses. We have determined we are not the primary beneficiary while our call exercise award is subject to vacatur because under the partnership agreement the co-venturers jointly direct the activities of MSLP that most significantly impact economic performance. At September 30, 2014, our maximum exposure to loss represented the outstanding debt principal balance of $203 million and our investment of $131 million.

We have a 50 percent ownership interest with a 50 percent governance interest in Excel Paralubes (Excel). Excel is a VIE because, in securing lender consents in connection with the Separation, ConocoPhillips provided a 50 percent debt guarantee to the lender of the 7.43% senior secured bonds issued by Excel. We provided a full indemnity to ConocoPhillips for this debt guarantee. Our co-venturer did not participate in the debt guarantee. In our assessment of the VIE, this debt guarantee, plus other liquidity support up to $60 million provided jointly by us and our co-venturer independently of equity ownership, results in Excel not being exposed to all potential losses. We have determined we are not the primary beneficiary because we and our co-venturer jointly direct the activities of Excel that most significantly impact economic performance. We use the equity method of accounting for this investment. At September 30, 2014, our maximum exposure to loss represented 50 percent of the outstanding debt principal balance of $86 million, or $43 million, plus half of the $60 million liquidity support, or $30 million. The book value of our investment in Excel at September 30, 2014, was $124 million.

In 2013, we entered into a multi-year consignment fuels agreement with a marketer who we currently support with debt guarantees. Pursuant to the consignment fuels agreement, we own the fuels inventory, control the fuel marketing at each site and pay a fixed monthly fee to the marketer. We determined the consignment fuels agreement and the debt guarantees together create a variable interest in the marketer, with the marketer not being exposed to all potential losses. We determined we are not the primary beneficiary because we do not have the power to direct the activities that most significantly impact the economic performance of the marketer or its service stations. We have no ownership interest in the marketer. At September 30, 2014, our maximum exposure to loss represented the outstanding debt balance of $190 million and the fixed annual contractual payments under the consignment fuels agreement of approximately $90 million.

Note 4—Inventories

Inventories consisted of the following:

	Millions of Dollars
	September 30 2014	December 31 2013

Crude oil and petroleum products	$5,412	3,093
Materials and supplies	261	261
	$5,673	3,354

Inventories valued on the last-in, first-out (LIFO) basis totaled $5,252 million and $2,945 million at September 30, 2014, and December 31, 2013, respectively. The estimated excess of current replacement cost over LIFO cost of inventories amounted to approximately $7,400 million and $7,600 million at September 30, 2014, and December 31, 2013, respectively.

Note 5—Business Combinations

We completed the following acquisitions during the first nine months of 2014:

•	In August 2014, we acquired a 7.1 million-barrel-storage-capacity crude oil and petroleum products terminal located near Beaumont, Texas, to promote growth plans in our Midstream business.

•
In July 2014, we acquired Spectrum Corporation, a private label and specialty lubricants business headquartered in Memphis, Tennessee. The acquisition supports our plans to selectively grow stable-return businesses in our Marketing and Specialties (M&S) segment.

•
In March 2014, we acquired our co-venturer’s interest in an entity that operates a power and steam generation plant located in Texas that is included in our M&S segment. This acquisition provided us with full operational control over a key facility providing utilities and other services to one of our refineries.

We funded each of these acquisitions with cash on hand. Total cash consideration paid was $741 million, net of cash acquired, and this amount is included in the “Capital expenditures and investments” line of our consolidated statement of cash flows. In the aggregate, we provisionally recorded $592 million of properties, plants and equipment (PP&E), $179 million of goodwill, $110 million of intangible assets, $70 million of net working capital and $92 million of assumed long-term liabilities. The completion of our acquisition accounting for these transactions is subject to the finalization of valuations of the assets acquired and liabilities assumed.

Note 6—Assets Held for Sale or Sold

In July 2014, we entered into an agreement to sell the Bantry Bay terminal in Ireland, which is included in our Refining segment. Following regulatory review, the transaction is expected to close in the fourth quarter of 2014. As of September 30, 2014, the net assets of the terminal were classified as held for sale, which resulted in a before-tax impairment of $12 million from reducing the carrying value of the long-lived assets to estimated fair value less costs to sell. In addition, we reclassified long-lived assets of $77 million to the “Prepaid expenses and other current assets” line of our consolidated balance sheet. The long-term liabilities reclassified to the “Other accruals” line of our consolidated balance sheet were not material.

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

On February 25, 2014, we completed the PSPI share exchange, resulting in the receipt of approximately 17.4 million shares of Phillips 66 common stock, which are held as treasury shares, and the recognition of a before-tax gain of $696 million. At the time of the disposition, PSPI had a net carrying value of $685 million, which primarily included $481 million of cash and cash equivalents, $60 million of net PP&E and $117 million of allocated goodwill. Cash and cash equivalents of $450 million included in PSPI’s net carrying value is reflected as a financing cash outflow in the “Share exchange—PSPI transaction” line of our consolidated statement of cash flows. Revenues, income before-tax and net income from discontinued operations, excluding the recognized before-tax gain of $696 million, were not material for the nine-month periods ended September 30, 2014 and 2013.

In July 2013, we completed the sale of the Immingham Combined Heat and Power Plant (ICHP), which was included in our M&S segment. At the time of the disposition, ICHP had a net carrying value of $762 million, which primarily included $724 million of net PP&E, $110 million of allocated goodwill, and $111 million of deferred tax liabilities. A gain was deferred due to an indemnity provided to the buyer. A portion of the deferred gain is denominated in a foreign currency; accordingly, the amount of the deferred gain translated into U.S. dollars is subject to change based on currency fluctuations. Absent claims under the indemnity, the deferred gain will be recognized into earnings as our exposure under this indemnity declines. As of December 31, 2013, the deferred gain was $375 million. In the third quarter of 2014, we recognized $109 million of the previously deferred gain, which is included in the “Net gain on dispositions” line of our consolidated statement of income. As of September 30, 2014, the remaining deferred gain was $265 million.

In May 2013, we sold our E-Gas™ Technology business. The business was included in our M&S segment and at the time of disposition had a net carrying value of approximately $13 million, including a goodwill allocation. The $48 million before-tax gain is included in the “Net gain on dispositions” line of our consolidated income statement.

Note 7—Investments, Loans and Long-Term Receivables

Equity Investments
Summarized 100 percent financial information for WRB Refining LP (WRB) and Chevron Phillips Chemical Company LLC (CPChem) were as follows:

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013

Revenues	$7,896	8,754	24,579	24,974
Income before income taxes	784	820	3,094	3,585
Net income	758	801	3,021	3,526

WRB
WRB is a 50-percent-owned business venture with Cenovus Energy Inc. (Cenovus). Cenovus was obligated to contribute $7.5 billion, plus accrued interest, to WRB over a 10-year period that began in 2007. In the first quarter of 2014, Cenovus prepaid its remaining balance under this obligation. As a result, WRB declared a special dividend, which was distributed to the co-venturers in March 2014. Of the $1,232 million that we received, $760 million was considered a return on our investment in WRB (an operating cash inflow), and $472 million was considered a return of our investment in WRB (an investing cash inflow). The return of investment portion of the dividend was included in the “Proceeds from assets dispositions” line in our consolidated statement of cash flows. At September 30, 2014, the book value of our investment in WRB was $1,933 million and our basis difference was $3,418 million.

Other
MSLP owns a delayed coker and related facilities at the Sweeny Refinery. MSLP processes long residue, which is produced from heavy sour crude oil, for a processing fee. Fuel-grade petroleum coke is produced as a by-product and becomes the property of MSLP. Prior to August 28, 2009, MSLP was owned 50/50 by ConocoPhillips and PDVSA. Under the agreements that govern the relationships between the partners, certain defaults by PDVSA with respect to supply of crude oil to the Sweeny Refinery triggered the right to acquire PDVSA’s 50 percent ownership interest in MSLP, which was exercised on August 28, 2009. PDVSA initiated arbitration with the International Chamber of Commerce challenging the exercise of the call right and claiming it was invalid. The arbitral tribunal held hearings on the merits of the dispute in December 2012, and post-hearing briefs were exchanged in March 2013. The arbitral tribunal issued its ruling in April 2014, which upheld the exercise of the call right and the acquisition of the 50 percent ownership interest. In July 2014, PDVSA filed a petition in U.S. district court to vacate the tribunal’s ruling.  Following the Separation, Phillips 66 generally indemnifies ConocoPhillips for liabilities, if any, arising out of the exercise of the call right or otherwise with respect to the joint venture or the refinery. Until this matter is resolved, we will continue to use the equity method of accounting for our investment in MSLP.

Note 8—Properties, Plants and Equipment

Our investment in PP&E, with the associated accumulated depreciation and amortization (Accum. D&A), was:

	Millions of Dollars
	September 30, 2014			December 31, 2013
	Gross PP&E	Accum. D&A	Net PP&E	Gross PP&E	Accum. D&A	Net PP&E

Midstream	$4,285	1,160	3,125	2,865	1,104	1,761
Chemicals	—	—	—	—	—	—
Refining	19,699	7,162	12,537	19,191	6,718	12,473
Marketing and Specialties	1,493	744	749	1,395	749	646
Corporate and Other	1,063	523	540	975	457	518
Discontinued Operations*	—	—	—	—	—	—
	$26,540	9,589	16,951	24,426	9,028	15,398
* At December 31, 2013, net PP&E of $58 million associated with discontinued operations was classified as current assets.

Note 9—Goodwill

Effective January 1, 2014, we reallocated $52 million of goodwill from the Refining segment to the M&S segment based upon the realignment of certain assets between the reporting units. Goodwill was reassigned to the reporting units using a relative fair value approach. Goodwill impairment testing was completed and no impairment recognition was required. See Note 21—Segment Disclosures and Related Information, for additional information on this segment realignment.

See Note 5—Business Combinations, and Note 6—Assets Held for Sale or Sold, for information on goodwill assigned to business acquisitions and dispositions, respectively.

The carrying amount of goodwill was as follows:

	Millions of Dollars
	September 30 2014	December 31 2013

Midstream	$543	518
Refining	1,867	1,867
Marketing and Specialties	865	711
	$3,275	3,096

Note 10—Impairments

The three- and nine-month periods ended September 30, 2014 and 2013, included the following before-tax impairment charges:

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013

Refining	$12	1	14	2
Marketing and Specialties	—	—	2	15
Corporate and Other	—	—	—	9
	$12	1	16	26

During the third quarter of 2014, we recorded a $12 million held-for-sale impairment in our Refining segment related to the Bantry Bay terminal. See Note 6—Assets Held for Sale or Sold, for additional information.

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

	Three Months Ended September 30				Nine Months Ended September 30
	2014		2013		2014		2013
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Amounts attributed to Phillips 66 Common Stockholders (millions):
Income from continuing operations attributable to Phillips 66	$1,180	1,180	521	521	2,909	2,909	2,857	2,857
Income allocated to participating securities	(2)	—	(2)	—	(5)	—	(4)	—
Income from continuing operations available to common stockholders	1,178	1,180	519	521	2,904	2,909	2,853	2,857
Discontinued operations	—	—	14	14	706	706	43	43
Net Income available to common stockholders	$1,178	1,180	533	535	3,610	3,615	2,896	2,900

Weighted-average common shares outstanding (thousands):	555,677	559,492	605,176	608,934	565,831	569,692	613,896	617,654
Effect of stock-based compensation	3,815	5,466	3,758	5,585	3,861	5,897	3,758	6,192
Weighted-average common shares outstanding—EPS	559,492	564,958	608,934	614,519	569,692	575,589	617,654	623,846

Earnings Per Share of Common Stock (dollars):
Income from continuing operations attributable to Phillips 66	$2.11	2.09	0.86	0.85	5.10	5.05	4.62	4.58
Discontinued operations	—	—	0.02	0.02	1.24	1.23	0.07	0.07
Earnings Per Share	$2.11	2.09	0.88	0.87	6.34	6.28	4.69	4.65

Note 12—Debt

At both September 30, 2014, and December 31, 2013, we had no direct outstanding borrowings under our $4.5 billion revolving credit agreement, while $51 million in letters of credit had been issued that were supported by it. At September 30, 2014, and December 31, 2013, no amount had been drawn on the $250 million revolving credit agreement of Phillips 66 Partners. Accordingly, as of September 30, 2014, an aggregate $4.7 billion of total capacity was available under these facilities.

At September 30, 2014, we classified $800 million of debt due within one year as long-term debt, based on our intent to refinance the obligation on a long-term basis and our ability to do so under our revolving credit facility.

Effective September 30, 2014, we terminated our $696 million trade receivables securitization facility. No amounts were drawn against this facility throughout its duration, and at the time of termination no letters of credit were outstanding thereunder.

Note 13—Guarantees

At September 30, 2014, we were liable for certain contingent obligations under various contractual arrangements as described below. We recognize a liability, at inception, for the fair value of our obligation as a guarantor for newly issued or modified guarantees. Unless the carrying amount of the liability is noted below, we have not recognized a liability either because the guarantees were issued prior to December 31, 2002, or because the fair value of the obligation is immaterial. In addition, unless otherwise stated, we are not currently performing with any significance under the guarantee and expect future performance to be either immaterial or have only a remote chance of occurrence.

Guarantees of Joint Venture Debt
In April 2012, in connection with the Separation, we issued a guarantee for 100 percent of the 8.85% senior notes issued by MSLP in July 1999. At September 30, 2014, the maximum potential amount of future payments to third parties under the guarantee was estimated to be $203 million, which could become payable if MSLP fails to meet its obligations under the senior notes agreement. The senior notes mature in 2019.

Other Guarantees
We have residual value guarantees associated with leases with maximum future potential payments totaling $292 million. We have other guarantees with maximum future potential payment amounts totaling $310 million, which consist primarily of guarantees to fund the short-term cash liquidity deficits of certain joint ventures, guarantees of third parties related to prior asset dispositions, and guarantees of the lease payment obligations of a joint venture. These guarantees generally extend up to 10 years or life of the venture.

Indemnifications
Over the years, we have entered into various agreements to sell ownership interests in certain corporations, joint ventures and assets that gave rise to qualifying indemnifications. Agreements associated with these sales include indemnifications for taxes, litigation, environmental liabilities, permits and licenses, supply arrangements, and employee claims; and real estate indemnity against tenant defaults. The provisions of these indemnifications vary greatly. The majority of these indemnifications are related to environmental issues, the term is generally indefinite, and the maximum amount of future payments is generally unlimited. The carrying amount recorded for indemnifications at September 30, 2014, was $234 million. We amortize the indemnification liability over the relevant time period, if one exists, based on the facts and circumstances surrounding each type of indemnity. In cases where the indemnification term is indefinite, we will reverse the liability when we have information the liability is essentially relieved or amortize the liability over an appropriate time period as the fair value of our indemnification exposure declines. Although it is reasonably possible future payments may exceed amounts recorded, due to the nature of the indemnifications, it is not possible to make a reasonable estimate of the maximum potential amount of future payments. Included in the recorded carrying amount were $107 million of environmental accruals for known contamination that were included in asset retirement obligations and accrued environmental costs at September 30, 2014. For additional information about environmental liabilities, see Note 14—Contingencies and Commitments.

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

We are currently participating in environmental assessments and cleanups at numerous federal Superfund and comparable state sites. After an assessment of environmental exposures for cleanup and other costs, we make accruals on an undiscounted basis (except those pertaining to sites acquired in a purchase business combination, which we record on a discounted basis) for planned investigation and remediation activities for sites where it is probable future costs will be incurred and these costs can be reasonably estimated. At September 30, 2014, our total environmental accrual was $519 million, compared with $492 million at December 31, 2013. We expect to incur a substantial amount of these expenditures within the next 30 years. We have not reduced these accruals for possible insurance recoveries. In the future, we may be involved in additional environmental assessments, cleanups and proceedings.

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

At September 30, 2014, we had performance obligations secured by letters of credit and bank guarantees of $834 million ($51 million of which were issued under the provisions of our revolving credit facility, and the remainder were issued as direct bank letters of credit and bank guarantees) related to various purchase and other commitments incident to the ordinary conduct of business.

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

	Millions of Dollars
	September 30 2014	December 31 2013
Assets
Accounts and notes receivable	$—	2
Prepaid expenses and other current assets	1,359	592
Other assets	9	2
Liabilities
Other accruals	1,151	633
Other liabilities and deferred credits	6	1
Hedge accounting has not been used for any item in the table.

The gains (losses) from commodity derivatives incurred, and the line items where they appear on our consolidated statement of income, were:

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013

Sales and other operating revenues	$179	(44)	208	74
Equity in earnings of affiliates	6	(12)	4	(13)
Other income (loss)	(3)	(24)	12	3
Purchased crude oil and products	71	(78)	28	85
Hedge accounting has not been used for any item in the table.

The following table summarizes our material net exposures resulting from outstanding commodity derivative contracts. These financial and physical derivative contracts are primarily used to manage price exposure on our underlying operations. The underlying exposures may be from non-derivative positions such as inventory volumes. Financial derivative contracts may also offset physical derivative contracts, such as forward sales contracts. As of September 30, 2014, and December 31, 2013, the percentage of our derivative contract volume expiring within the next 12 months was over 99 percent for both periods.

	Open Position Long/(Short)
	September 30 2014	December 31 2013
Commodity
Crude oil, refined products and NGL (millions of barrels)	(31)	(9)

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

The aggregate fair values of all derivative instruments with such credit-risk-related contingent features that were in a liability position were not material at September 30, 2014, or December 31, 2013.

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

We classify the fair value of an asset or liability based on the lowest level of input significant to its measurement; however, the fair value of an asset or liability initially reported as Level 3 will be subsequently reported as Level 2 if the unobservable inputs become inconsequential to its measurement or corroborating market data becomes available. Conversely, an asset or liability initially reported as Level 2 will be subsequently reported as Level 3 if corroborating market data becomes unavailable. We made no material transfers in or out of Level 1 during the nine-month periods ended September 30, 2014 and 2013.

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

The carrying values and fair values by hierarchy of our material financial instruments, either carried or disclosed at fair value, and derivative assets and liabilities, including any effects of master netting agreements or collateral, were:

	Millions of Dollars
	September 30, 2014
	Fair Value Hierarchy			Total Fair Value of Gross Assets & Liabilities	Effect of Counterparty Netting	Effect of Collateral Netting	Difference in Carrying Value and Fair Value	Net Carrying Value Presented on the Balance Sheet	Cash Collateral Received or Paid, Not Offset on Balance Sheet
	Level 1	Level 2	Level 3
Commodity Derivative Assets
Exchange-cleared instruments	$918	326	—	1,244	(1,098)	(13)	—	133	3
OTC instruments	—	55	—	55	(18)	—	—	37	—
Physical forward contracts*	—	64	5	69	(8)	—	—	61	—
Rabbi trust assets	75	—	—	75	N/A	N/A	—	75	N/A
	$993	445	5	1,443	(1,124)	(13)	—	306

Commodity Derivative Liabilities
Exchange-cleared instruments	$837	261	—	1,098	(1,098)	—	—	—	—
OTC instruments	—	21	—	21	(18)	—	—	3	—
Physical forward contracts*	—	38	—	38	(8)	—	—	30	—
Floating-rate debt	51	—	—	51	N/A	N/A	—	51	N/A
Fixed-rate debt, excluding capital leases**	—	6,405	—	6,405	N/A	N/A	(452)	5,953	N/A
	$888	6,725	—	7,613	(1,124)	—	(452)	6,037
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

The values presented in the preceding tables appear on our balance sheet as follows: for commodity derivative assets and liabilities, see the first table in Note 15—Derivatives and Financial Instruments; rabbi trust assets appear in the “Investments and long-term receivables” line; and floating-rate and fixed-rate debt appear in the “Short-term debt” and “Long-term debt” lines.

Nonrecurring Fair Value Remeasurements
The following table shows the values of assets, by major category, measured at fair value on a nonrecurring basis in periods subsequent to their initial recognition during the nine-month periods ended September 30, 2014 and 2013:

	Millions of Dollars
		Fair Value Measurements Using
	Fair Value*	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Before- Tax Loss
September 30, 2014
Net asset disposal group (held for sale)	$72	72	—	—	12

September 30, 2013
Net properties, plants and equipment (held for use)	$22	22	—	—	27
* Represents the fair value at the time of the impairment.

During the nine-month period ended September 30, 2014, net assets related to the Bantry Bay terminal in our Refining segment, with a carrying amount of $84 million, primarily consisting of net PP&E, were written down to fair value less costs to sell, resulting in a before-tax loss of $12 million. This impairment was attributed to the long-lived assets in the disposal group. The fair value was determined by a negotiated selling price with a third party. See Note 6—Assets Held for Sale or Sold, for additional information.

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

Note 17—Employee Benefit Plans

Pension and Postretirement Plans
The components of net periodic benefit cost for the three and nine months ended September 30, 2014 and 2013, were as follows:

	Millions of Dollars
	Pension Benefits				Other Benefits
	2014		2013		2014	2013
	U.S.	Int’l.	U.S.	Int’l.
Components of Net Periodic Benefit Cost
Three Months Ended September 30
Service cost	$30	9	31	9	1	2
Interest cost	27	9	23	7	2	2
Expected return on plan assets	(35)	(9)	(30)	(7)	—	—
Amortization of prior service cost	1	—	1	—	—	—
Recognized net actuarial loss	10	3	21	4	—	—
Total net periodic benefit cost	$33	12	46	13	3	4

Nine Months Ended September 30
Service cost	$91	29	93	27	5	6
Interest cost	81	27	69	23	6	5
Expected return on plan assets	(106)	(28)	(90)	(22)	—	—
Amortization of prior service cost (credit)	2	(1)	2	(1)	(1)	(1)
Recognized net actuarial loss (gain)	30	9	63	12	(1)	—
Total net periodic benefit cost	$98	36	137	39	9	10

During the first nine months of 2014, we contributed $166 million to our U.S. plans and $46 million to our international plans. We currently expect to make additional contributions of approximately $30 million in 2014, primarily to our international plans.

Note 18—Accumulated Other Comprehensive Income (Loss)

The following table depicts changes in accumulated other comprehensive income (loss) by component, as well as detail on reclassifications out of accumulated other comprehensive income (loss):

	Millions of Dollars
	Defined Benefit Plans	Foreign Currency Translation	Hedging	Accumulated Other Comprehensive Income (Loss)

December 31, 2012	$(778)	466	(2)	(314)
Other comprehensive income (loss) before reclassifications	(1)	(99)	1	(99)
Amounts reclassified from accumulated other comprehensive income (loss)*
Amortization of defined benefit plan items**
Actuarial losses	46	—	—	46
Net current period other comprehensive income (loss)	45	(99)	1	(53)
September 30, 2013	$(733)	367	(1)	(367)

December 31, 2013	$(404)	443	(2)	37
Other comprehensive income (loss) before reclassifications	6	(97)	—	(91)
Amounts reclassified from accumulated other comprehensive income (loss)*
Amortization of defined benefit plan items**
Actuarial losses	29	—	—	29
Net current period other comprehensive income (loss)	35	(97)	—	(62)
September 30, 2014	$(369)	346	(2)	(25)
* There were no significant reclassifications related to foreign currency translation or hedging.
** These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit cost (see Note 17—Employee Benefit Plans, for additional information).

Note 19—Cash Flow Information

	Millions of Dollars
	Nine Months Ended
	September 30
	2014	2013
Noncash Investing and Financing Activities
Increase in net PP&E and debt related to capital lease obligation	$24	177

Cash Payments
Interest	$131	146
Income taxes	1,734	1,001

PSPI Noncash Stock Exchange
As discussed more fully in Note 6—Assets Held for Sale or Sold, on February 25, 2014, we completed the exchange of our flow improvers business for shares of Phillips 66 common stock owned by the other party to the transaction. The noncash portion of the net assets surrendered by us in the exchange was $204 million, and we received approximately 17.4 million shares of our common stock, with a fair value at the time of the exchange of $1.35 billion.

Note 20—Related Party Transactions

Significant transactions with related parties were:

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013

Operating revenues and other income (a)	$1,653	2,066	5,306	5,865
Purchases (b)	3,772	4,996	12,298	13,757
Operating expenses and selling, general and administrative expenses (c)	33	28	109	80
Interest expense (d)	2	2	6	6

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

Note 21—Segment Disclosures and Related Information

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

The new segment alignment is presented for the three- and nine-month periods ended September 30, 2014, with the prior periods recast for comparability.

Analysis of Results by Operating Segment

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Sales and Other Operating Revenues
Midstream
Total sales	$1,323	1,480	4,633	4,589
Intersegment eliminations	(255)	(224)	(821)	(666)
Total Midstream	1,068	1,256	3,812	3,923
Chemicals	2	3	6	7
Refining
Total sales	28,910	32,343	91,753	93,099
Intersegment eliminations	(17,768)	(18,868)	(54,119)	(55,235)
Total Refining	11,142	13,475	37,634	37,864
Marketing and Specialties
Total sales	28,663	29,798	86,198	87,707
Intersegment eliminations	(466)	(393)	(1,424)	(976)
Total Marketing and Specialties	28,197	29,405	84,774	86,731
Corporate and Other	8	7	23	22
Consolidated sales and other operating revenues	$40,417	44,146	126,249	128,547

Net Income (Loss) Attributable to Phillips 66
Midstream	$115	147	411	348
Chemicals	230	262	870	725
Refining	558	(30)	1,254	1,329
Marketing and Specialties	368	255	667	789
Corporate and Other	(91)	(113)	(293)	(334)
Discontinued operations	—	14	706	43
Consolidated net income attributable to Phillips 66	$1,180	535	3,615	2,900

	Millions of Dollars
	September 30 2014	December 31 2013
Total Assets
Midstream	$6,901	5,485
Chemicals	4,926	4,377
Refining	26,225	26,046
Marketing and Specialties	7,756	7,331
Corporate and Other	3,842	6,348
Discontinued operations	—	211
Consolidated total assets	$49,650	49,798

Note 22—Income Taxes

Our effective tax rate for the third quarter and the first nine months of 2014 was 31 percent and 33 percent, respectively, compared with 35 percent and 34 percent for the corresponding periods of 2013. The decrease in the effective tax rate for the third quarter of 2014, compared with the third quarter of 2013, was primarily attributable to the utilization of foreign tax credit carryforwards for which no benefit has been recognized and the recognition of a nontaxable gain associated with the sale of ICHP. For additional information on the nontaxable gain, see Note 6—Assets Held for Sale or Sold. The effective tax rate varies from the federal statutory tax rate of 35 percent primarily as a result of state tax expense, offset by the manufacturing deduction and foreign operations.

Note 23—Phillips 66 Partners LP

In 2013, we formed Phillips 66 Partners, a master limited partnership, to own, operate, develop and acquire primarily fee-based crude oil, refined petroleum product and NGL pipelines and terminals, as well as other transportation and midstream assets.
On March 1, 2014, we contributed to Phillips 66 Partners certain transportation, terminaling and storage assets for total consideration of $700 million, which consisted of $400 million in cash, the receipt of 3,530,595 common units and 72,053 general partner units of Phillips 66 Partners and a 5-year, $160 million note receivable. These assets consisted of our Gold Line products system and the Medford spheres, which are two newly constructed refinery-grade propylene storage spheres. Since we consolidate Phillips 66 Partners for financial reporting purposes, this transaction was eliminated upon consolidation and did not impact our financial position or cash flow.

At September 30, 2014, we owned a 73 percent limited partner interest and a 2 percent general partner interest in Phillips 66 Partners, while the public owned a 25 percent limited partner interest. We consolidate Phillips 66 Partners because we control the partnership through our general partner interest (see Note 3—Variable Interest Entities (VIEs), for additional information). The public’s ownership interest in Phillips 66 Partners was $413 million at September 30, 2014, and is reflected as a noncontrolling interest in our financial statements. The most significant assets of Phillips 66 Partners that are available to settle only its obligations were net PP&E of $274 million at September 30, 2014.

Note 24—New Accounting Standards

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

Note 25—Condensed Consolidating Financial Information

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

	Millions of Dollars
	Three Months Ended September 30, 2014
Statement of Income	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Revenues and Other Income
Sales and other operating revenues	$—	27,700	12,717	—	40,417
Equity in earnings of affiliates	1,225	812	87	(1,613)	511
Net gain on dispositions	—	—	109	—	109
Other income	—	3	8	—	11
Intercompany revenues	—	749	4,757	(5,506)	—
Total Revenues and Other Income	1,225	29,264	17,678	(7,119)	41,048

Costs and Expenses
Purchased crude oil and products	—	24,785	14,272	(5,455)	33,602
Operating expenses	—	893	221	(10)	1,104
Selling, general and administrative expenses	—	301	122	(22)	401
Depreciation and amortization	—	189	60	—	249
Impairments	—	—	12	—	12
Taxes other than income taxes	—	1,405	2,470	(1)	3,874
Accretion on discounted liabilities	—	5	1	—	6
Interest and debt expense	69	(3)	12	(18)	60
Foreign currency transaction losses	—	—	13	—	13
Total Costs and Expenses	69	27,575	17,183	(5,506)	39,321
Income from continuing operations before income taxes	1,156	1,689	495	(1,613)	1,727
Provision (benefit) for income taxes	(24)	464	98	—	538
Income From Continuing Operations	1,180	1,225	397	(1,613)	1,189
Income from discontinued operations	—	—	—	—	—
Net income	1,180	1,225	397	(1,613)	1,189
Less: net income attributable to noncontrolling interests	—	—	9	—	9
Net Income Attributable to Phillips 66	$1,180	1,225	388	(1,613)	1,180

Comprehensive Income	$969	1,014	174	(1,179)	978
* Net of provision for income taxes on discontinued operations:	$—	—	—	—	—

	Millions of Dollars
	Three Months Ended September 30, 2013
Statement of Income	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Revenues and Other Income
Sales and other operating revenues	$—	29,197	14,949	—	44,146
Equity in earnings of affiliates	580	697	166	(796)	647
Net gain on dispositions	—	8	—	—	8
Other income (loss)	(1)	(13)	7	—	(7)
Intercompany revenues	—	346	5,314	(5,660)	—
Total Revenues and Other Income	579	30,235	20,436	(6,456)	44,794

Costs and Expenses
Purchased crude oil and products	—	26,865	17,476	(5,624)	38,717
Operating expenses	—	814	184	(6)	992
Selling, general and administrative expenses	2	243	127	(23)	349
Depreciation and amortization	—	182	51	—	233
Impairments	—	1	—	—	1
Taxes other than income taxes	—	1,324	2,301	(1)	3,624
Accretion on discounted liabilities	—	4	2	—	6
Interest and debt expense	66	4	4	(6)	68
Foreign currency transaction losses (gains)	—	1	(1)	—	—
Total Costs and Expenses	68	29,438	20,144	(5,660)	43,990
Income from continuing operations before income taxes	511	797	292	(796)	804
Provision (benefit) for income taxes	(24)	217	85	—	278
Income From Continuing Operations	535	580	207	(796)	526
Income from discontinued operations*	—	—	14	—	14
Net income	535	580	221	(796)	540
Less: net income attributable to noncontrolling interests	—	—	5	—	5
Net Income Attributable to Phillips 66	$535	580	216	(796)	535

Comprehensive Income	$734	778	406	(1,179)	739
* Net of provision for income taxes on discontinued operations:	$—	—	8	—	8

	Millions of Dollars
	Nine Months Ended September 30, 2014
Statement of Income	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Revenues and Other Income
Sales and other operating revenues	$—	85,084	41,165	—	126,249
Equity in earnings of affiliates	3,055	2,262	395	(3,659)	2,053
Net gain on dispositions	—	—	125	—	125
Other income	—	43	16	—	59
Intercompany revenues	—	2,084	15,158	(17,242)	—
Total Revenues and Other Income	3,055	89,473	56,859	(20,901)	128,486

Costs and Expenses
Purchased crude oil and products	—	76,839	47,568	(17,108)	107,299
Operating expenses	2	2,658	638	(27)	3,271
Selling, general and administrative expenses	5	903	377	(70)	1,215
Depreciation and amortization	—	552	170	—	722
Impairments	—	2	14	—	16
Taxes other than income taxes	—	4,122	7,223	(1)	11,344
Accretion on discounted liabilities	—	14	4	—	18
Interest and debt expense	202	3	25	(36)	194
Foreign currency transaction losses	—	—	23	—	23
Total Costs and Expenses	209	85,093	56,042	(17,242)	124,102
Income from continuing operations before income taxes	2,846	4,380	817	(3,659)	4,384
Provision (benefit) for income taxes	(73)	1,325	199	—	1,451
Income from Continuing Operations	2,919	3,055	618	(3,659)	2,933
Income from discontinued operations*	696	—	10	—	706
Net income	3,615	3,055	628	(3,659)	3,639
Less: net income attributable to noncontrolling interests	—	—	24	—	24
Net Income Attributable to Phillips 66	$3,615	3,055	604	(3,659)	3,615

Comprehensive Income	$3,553	2,993	539	(3,508)	3,577
* Net of provision for income taxes on discontinued operations:	$—	—	5	—	5

	Millions of Dollars
	Nine Months Ended September 30, 2013
Statement of Income	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Revenues and Other Income
Sales and other operating revenues	$—	86,169	42,378	—	128,547
Equity in earnings of affiliates	3,035	2,473	402	(3,606)	2,304
Net gain on dispositions	—	49	1	—	50
Other income (loss)	(3)	36	32	—	65
Intercompany revenues	—	1,248	15,677	(16,925)	—
Total Revenues and Other Income	3,032	89,975	58,490	(20,531)	130,966

Costs and Expenses
Purchased crude oil and products	—	78,037	50,003	(16,823)	111,217
Operating expenses	—	2,434	588	(20)	3,002
Selling, general and administrative expenses	5	713	395	(69)	1,044
Depreciation and amortization	—	542	162	—	704
Impairments	—	(2)	28	—	26
Taxes other than income taxes	—	3,828	6,622	(1)	10,449
Accretion on discounted liabilities	—	14	4	—	18
Interest and debt expense	200	10	9	(12)	207
Foreign currency transaction losses (gains)	—	1	(17)	—	(16)
Total Costs and Expenses	205	85,577	57,794	(16,925)	126,651
Income from continuing operations before income taxes	2,827	4,398	696	(3,606)	4,315
Provision (benefit) for income taxes	(73)	1,363	158	—	1,448
Income from Continuing Operations	2,900	3,035	538	(3,606)	2,867
Income from discontinued operations*	—	—	43	—	43
Net income	2,900	3,035	581	(3,606)	2,910
Less: net income attributable to noncontrolling interests	—	—	10	—	10
Net Income Attributable to Phillips 66	$2,900	3,035	571	(3,606)	2,900

Comprehensive Income	$2,847	2,982	493	(3,465)	2,857
* Net of provision for income taxes on discontinued operations:	$—	—	23	—	23

	Millions of Dollars
	At September 30, 2014
Balance Sheet	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Assets
Cash and cash equivalents	$—	670	2,438	—	3,108
Accounts and notes receivable	11	5,283	4,673	(1,201)	8,766
Inventories	—	3,359	2,314	—	5,673
Prepaid expenses and other current assets	6	289	352	—	647
Total Current Assets	17	9,601	9,777	(1,201)	18,194
Investments and long-term receivables	35,546	26,535	8,109	(59,953)	10,237
Net properties, plants and equipment	—	12,243	4,708	—	16,951
Goodwill	—	3,093	182	—	3,275
Intangibles	—	695	124	—	819
Other assets	34	117	27	(4)	174
Total Assets	$35,597	52,284	22,927	(61,158)	49,650

Liabilities and Equity
Accounts payable	$—	7,428	5,243	(1,201)	11,470
Short-term debt	—	16	19	—	35
Accrued income and other taxes	—	321	624	—	945
Employee benefit obligations	—	318	45	—	363
Other accruals	99	299	558	—	956
Total Current Liabilities	99	8,382	6,489	(1,201)	13,769
Long-term debt	5,795	164	219	—	6,178
Asset retirement obligations and accrued environmental costs	—	537	189	—	726
Deferred income taxes	—	4,481	1,155	(4)	5,632
Employee benefit obligations	—	663	179	—	842
Other liabilities and deferred credits	7,928	2,565	4,164	(14,348)	309
Total Liabilities	13,822	16,792	12,395	(15,553)	27,456
Common stock	13,332	25,401	8,256	(33,657)	13,332
Retained earnings	8,468	10,116	1,597	(11,742)	8,439
Accumulated other comprehensive income (loss)	(25)	(25)	231	(206)	(25)
Noncontrolling interests	—	—	448	—	448
Total Liabilities and Equity	$35,597	52,284	22,927	(61,158)	49,650

	Millions of Dollars
	At December 31, 2013
Balance Sheet	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Assets
Cash and cash equivalents	$—	2,162	3,238	—	5,400
Accounts and notes receivable	9	2,174	8,130	(681)	9,632
Inventories	—	1,962	1,392	—	3,354
Prepaid expenses and other current assets	10	368	473	—	851
Total Current Assets	19	6,666	13,233	(681)	19,237
Investments and long-term receivables	33,178	27,417	7,135	(56,510)	11,220
Net properties, plants and equipment	—	12,031	3,367	—	15,398
Goodwill	—	3,094	2	—	3,096
Intangibles	—	694	4	—	698
Other assets	40	112	1	(4)	149
Total Assets	$33,237	50,014	23,742	(57,195)	49,798

Liabilities and Equity
Accounts payable	$1	7,507	4,263	(681)	11,090
Short-term debt	—	18	6	—	24
Accrued income and other taxes	—	250	622	—	872
Employee benefit obligations	—	422	54	—	476
Other accruals	49	178	242	—	469
Total Current Liabilities	50	8,375	5,187	(681)	12,931
Long-term debt	5,796	152	183	—	6,131
Asset retirement obligations and accrued environmental costs	—	527	173	—	700
Deferred income taxes	—	5,045	1,084	(4)	6,125
Employee benefit obligations	—	724	197	—	921
Other liabilities and deferred credits	5,441	2,155	6,691	(13,689)	598
Total Liabilities	11,287	16,978	13,515	(14,374)	27,406
Common stock	16,291	25,938	8,302	(34,240)	16,291
Retained earnings	5,622	7,061	1,163	(8,224)	5,622
Accumulated other comprehensive income	37	37	320	(357)	37
Noncontrolling interests	—	—	442	—	442
Total Liabilities and Equity	$33,237	50,014	23,742	(57,195)	49,798

	Millions of Dollars
	Nine Months Ended September 30, 2014
Statement of Cash Flows	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Cash Flows From Operating Activities
Net cash provided by continuing operating activities	$60	991	1,750	(146)	2,655
Net cash provided by discontinued operations	—	—	2	—	2
Net Cash Provided by Operating Activities	60	991	1,752	(146)	2,657

Cash Flows From Investing Activities
Capital expenditures and investments*	—	(1,756)	(1,876)	985	(2,647)
Proceeds from asset dispositions	—	999	64	(400)	663
Intercompany lending activities	2,937	(1,743)	(1,194)	—	—
Advances/loans—related parties	—	—	(3)	—	(3)
Other	—	(1)	162	—	161
Net cash provided by (used in) continuing investing activities	2,937	(2,501)	(2,847)	585	(1,826)
Net cash used in discontinued operations	—	—	(2)	—	(2)
Net Cash Provided by (Used in) Investing Activities	2,937	(2,501)	(2,849)	585	(1,828)

Cash Flows From Financing Activities
Repayment of debt	—	(15)	(15)	—	(30)
Issuance of common stock	1	—	—	—	1
Repurchase of common stock	(1,750)	—	—	—	(1,750)
Share exchange—PSPI transaction	(450)	—	—	—	(450)
Dividends paid on common stock	(787)	—	(102)	102	(787)
Distributions to controlling interests	—	—	(305)	305	—
Distributions to noncontrolling interests	—	—	(18)	—	(18)
Other*	(11)	33	847	(846)	23
Net cash provided by (used in) continuing financing activities	(2,997)	18	407	(439)	(3,011)
Net cash provided by (used in) discontinued operations	—	—	—	—	—
Net Cash Provided by (Used in) Financing Activities	(2,997)	18	407	(439)	(3,011)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	(110)	—	(110)

Net Change in Cash and Cash Equivalents	—	(1,492)	(800)	—	(2,292)
Cash and cash equivalents at beginning of period	—	2,162	3,238	—	5,400
Cash and Cash Equivalents at End of Period	$—	670	2,438	—	3,108
* Includes intercompany capital contributions.

	Millions of Dollars
	Nine Months Ended September 30, 2013
Statement of Cash Flows	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Cash Flows From Operating Activities
Net cash provided by continuing operating activities	$60	2,732	2,355	(70)	5,077
Net cash provided by discontinued operations	—	—	53	—	53
Net Cash Provided by Operating Activities	60	2,732	2,408	(70)	5,130

Cash Flows From Investing Activities
Capital expenditures and investments*	—	(683)	(494)	21	(1,156)
Proceeds from asset dispositions	—	62	1,126	—	1,188
Intercompany lending activities	3,130	(2,626)	(504)	—	—
Advances/loans—related parties	—	—	(65)	—	(65)
Collection of advances/loans—related parties	—	—	100	—	100
Net cash provided by (used in) continuing investing activities	3,130	(3,247)	163	21	67
Net cash used in discontinued operations	—	—	(14)	—	(14)
Net Cash Provided by (Used in) Investing Activities	3,130	(3,247)	149	21	53

Cash Flows From Financing Activities
Repayment of debt	(1,000)	(14)	(1)	—	(1,015)
Issuance of common stock	(4)	—	—	—	(4)
Repurchase of common stock	(1,602)	—	—	—	(1,602)
Dividends paid on common stock	(575)	—	(70)	70	(575)
Distributions to noncontrolling interests	—	—	(1)	—	(1)
Net proceeds from issuance of Phillips 66 Partners LP common units	—	—	404	—	404
Other*	(9)	5	21	(21)	(4)
Net cash provided by (used in) continuing financing activities	(3,190)	(9)	353	49	(2,797)
Net cash provided by (used in) discontinued operations	—	—	—	—	—
Net Cash Provided by (Used in) Financing Activities	(3,190)	(9)	353	49	(2,797)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	82	—	82

Net Change in Cash and Cash Equivalents	—	(524)	2,992	—	2,468
Cash and cash equivalents at beginning of period	—	2,410	1,064	—	3,474
Cash and Cash Equivalents at End of Period	$—	1,886	4,056	—	5,942
* Includes intercompany capital contributions.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis is the company’s analysis of its financial performance, financial condition, and significant trends that may affect future performance. It should be read in conjunction with the consolidated financial statements and notes included elsewhere in this report. It contains forward-looking statements including, without limitation, statements relating to the company’s plans, strategies, objectives, expectations and intentions that are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “estimate,” “believe,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target” and similar expressions identify forward-looking statements. The company does not undertake to update, revise or correct any of the forward-looking information unless required to do so under the federal securities laws. Readers are cautioned that such forward-looking statements should be read in conjunction with the company’s disclosures under the heading: “CAUTIONARY STATEMENT FOR THE PURPOSES OF THE ‘SAFE HARBOR’ PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995,” beginning on page 53.

The terms “earnings” and “loss” as used in Management’s Discussion and Analysis refer to net income (loss) attributable to Phillips 66.

BUSINESS ENVIRONMENT AND EXECUTIVE OVERVIEW

Phillips 66 is an energy manufacturing and logistics company with midstream, chemicals, refining, and marketing and specialties businesses. At September 30, 2014, we had total assets of $50 billion. Our common stock trades on the New York Stock Exchange under the symbol “PSX.”

Executive Overview
We reported earnings of $1,180 million in the third quarter of 2014 and generated $429 million in cash from operating activities. We used available cash to fund capital expenditures and investments of $1,514 million, pay dividends of $277 million, and repurchase $494 million of our common stock. We ended the third quarter of 2014 with $3.1 billion of cash and cash equivalents and approximately $4.7 billion of total capacity available under our liquidity facilities.

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

The new segment alignment is presented for the three- and nine-month periods ended September 30, 2014, with the prior periods recast for comparability.

Business Environment
The Midstream segment includes our 50 percent equity investment in DCP Midstream, LLC (DCP Midstream). Earnings of DCP Midstream are closely linked to natural gas liquids (NGL) prices, natural gas prices and crude oil prices. Industry NGL prices decreased in the third quarter of 2014, compared with the second quarter of 2014 and the third quarter of 2013. Ethane prices decreased in the third quarter of 2014, compared with the second quarter of 2014 and the third quarter of 2013, primarily due to increased supply in the market. Propane prices continued to decrease from the second quarter of 2014 to the third quarter of 2014, due to a lack of seasonal demand. Natural gas prices decreased in the third quarter of 2014, compared with the second quarter of 2014, but increased from the third quarter of 2013. The decline in natural gas prices in the third quarter of 2014 was a result of a seasonal inventory restocking. The increase from the third quarter of 2013 reflects concerns over low industry inventory levels heading into the winter season.

The Chemicals segment consists of our 50 percent equity investment in Chevron Phillips Chemical Company LLC (CPChem). The chemicals and plastics industry is mainly a commodity-based industry where the margins for key products are based on market factors. The chemicals industry continues to experience higher ethylene margins in regions of the world where production is based upon NGL versus crude-derived feedstocks. In particular, companies with North American ethane-based crackers benefited from lower-priced feedstocks and improved ethylene margins, as well as improved margins for polyethylene, an ethylene derivative.

Results for our Refining segment depend largely on refining margins, cost control, refinery throughput, and product yields. The crack spread is a measure of the difference between market prices for refined petroleum products and crude oil, and it is used within our industry as an indicator for refining margins. The U.S. 3:2:1 crack spread (three barrels of crude oil producing two barrels of gasoline and one barrel of diesel) decreased in the third quarter of 2014, compared with the second quarter of 2014, but increased compared with the third quarter of 2013. The third-quarter 2014 domestic industry crack spread decreased compared with the second quarter of 2014, largely as the result of higher supply due to higher than anticipated refinery output, and a decrease in gasoline prices in part driven by the transition to winter gasoline specifications. The increase in the third-quarter 2014 domestic industry crack spread compared with the third quarter of 2013 was due to the average market crude oil price declining more than the average market gasoline and distillate prices.
The Northwest Europe benchmark crack spread in the third quarter of 2014 increased compared with the second quarter of 2014 and the third quarter of 2013.  The increase from the second quarter of 2014 was a result of crude prices declining faster than gasoline and distillate prices, as well as lower supply due to lower refinery output.
Results for our M&S segment depend largely on marketing fuel margins, base oil margins, lubricant margins and other specialty product margins. These margins are primarily based on market factors, largely determined by the relationship between demand and supply. Marketing fuel margins are influenced by crude oil pricing trends, which drive spot prices for refined products. Generally, in a period of rising crude oil prices, refined product spot prices will increase at a faster pace than the corresponding wholesale “rack” price of products sold to retailers, thereby tightening marketing margins. In a period of falling crude oil prices, the inverse occurs, and marketing margins generally benefit. Crude oil prices declined significantly during the third quarter of 2014, which resulted in the expected benefit to marketing margins.

RESULTS OF OPERATIONS

Unless otherwise indicated, discussion of results for the three- and nine-month periods ended September 30, 2014, is based on a comparison with the corresponding periods of 2013.

Consolidated Results
A summary of net income (loss) attributable to Phillips 66 by business segment follows:

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013

Midstream	$115	147	411	348
Chemicals	230	262	870	725
Refining	558	(30)	1,254	1,329
Marketing and Specialties	368	255	667	789
Corporate and Other	(91)	(113)	(293)	(334)
Discontinued Operations	—	14	706	43
Net income attributable to Phillips 66	$1,180	535	3,615	2,900

Earnings for Phillips 66 increased $645 million, or 121 percent, in the third quarter of 2014. The increase was due to higher realized refining margins primarily driven by lower crude prices. In addition, third-quarter 2014 results included the recognition of $109 million of the previously deferred gain related to the sale of Immingham Combined Heat and Power Plant (ICHP). See Note 6—Assets Held for Sale or Sold, in the Notes to Consolidated Financial Statements, for additional information on this transaction.

Earnings for the nine months ended September 30, 2014, increased $715 million, or 25 percent, largely due to the recognition of a noncash $696 million gain related to the Phillips Specialty Products, Inc. (PSPI) share exchange, as well as improved realized margins in our Chemicals segment, resulting from increased ethylene and polyethylene margins.

See the “Segment Results” section, for additional information on our segment results.

Statement of Income Analysis

Sales and other operating revenues for the third quarter and nine-month period of 2014 decreased 8 percent and 2 percent, respectively, and purchased crude oil and products decreased 13 percent and 4 percent, respectively. The decreases for the third quarter of 2014 were primarily due to lower prices for petroleum products, crude oil and NGL.

Equity in earnings of affiliates decreased 21 percent in the third quarter of 2014, primarily resulting from decreased earnings from DCP Midstream and CPChem. Equity in earnings for the nine-month period of 2014 decreased 11 percent, primarily due to decreased earnings from WRB Refining LP (WRB), partially offset by increased earnings from CPChem. Equity in earnings of WRB decreased 54 percent during the nine-month period of 2014, mainly due to lower refining margins. See the “Segment Results” section, for additional information on CPChem and DCP Midstream earnings.

Gain on dispositions for the third quarter of 2014 was $109 million, compared with $8 million for the third quarter of 2013. During the nine-month period of 2014, there was a $125 million gain on dispositions, compared with $50 million for the nine-month period of 2013. The increase for the third quarter and nine-month period of 2014 is due to the recognition of $109 million of the previously deferred gain related to the sale of ICHP. See Note 6—Assets Held for Sale or Sold, in the Notes to Consolidated Financial Statements, for additional information on this transaction.

Operating expenses for the third quarter and nine-month period of 2014 increased $112 million, or 11 percent, and $269 million, or 9 percent, respectively, primarily related to higher turnaround costs at our refineries, as well as increased utility costs, largely due to higher natural gas prices.

Selling, general and administrative expenses increased $52 million, or 15 percent, and $171 million, or 16 percent, in the third quarter and nine-month period of 2014, respectively. These increases were primarily due to additional fees under marketing consignment fuels agreements. In addition, the nine-month period of 2014 was impacted by the costs associated with the acquisition of an additional interest in an entity that operates a power and steam generation plant.

See Note 22—Income Taxes, in the Notes to Consolidated Financial Statements, for information regarding our provision for income taxes and effective tax rates.

Income from discontinued operations increased $663 million in the nine-month period of 2014, due to the completion of the PSPI share exchange on February 25, 2014. See Note 6—Assets Held for Sale or Sold, in the Notes to Consolidated Financial Statements, for additional information on this transaction.

Segment Results

Midstream

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
	Millions of Dollars
Net Income Attributable to Phillips 66
Transportation	$58	54	180	149
DCP Midstream	31	87	147	173
NGL	26	6	84	26
Total Midstream	$115	147	411	348

	Dollars Per Unit
Weighted Average NGL Price*
DCP Midstream (per barrel)	$37.66	37.84	40.42	36.63
DCP Midstream (per gallon)	0.90	0.90	0.96	0.87
* Based on index prices from the Mont Belvieu and Conway market hubs that are weighted by NGL component and location mix. 2013 weighted average NGL prices have been recast to reflect the impact of ethane rejection.

	Thousands of Barrels Daily
Transportation Volumes
Pipelines*	3,142	3,222	3,162	3,142
Terminals	1,763	1,419	1,617	1,219
Refining Logistics	17	—	6	—

Operating Statistics
NGL extracted**	471	442	456	417
NGL fractionated***	110	123	113	118
* Pipelines represent the sum of volumes transported through each separately tariffed pipeline segment, including our share of equity volumes from Yellowstone Pipe Line Company and Lake Charles Pipe Line Company.
** Includes 100 percent of DCP Midstream’s volumes.
*** Excludes DCP Midstream.

The Midstream segment purchases raw natural gas from producers and gathers natural gas through an extensive network of pipeline gathering systems. The natural gas is then processed to extract NGL from the raw gas stream. The remaining “residue” gas is marketed to electric utilities, industrial users and gas marketing companies. Most of the NGLs are fractionated—separated into individual components such as ethane, propane and butane—and marketed as chemical feedstock, fuel or blendstock. In addition, the Midstream segment includes U.S. transportation, pipeline, terminaling, and refining logistics services associated with the movement of crude oil, refined and specialty products, natural gas and NGL, as well as NGL fractionation, trading and marketing businesses in the United States. The Midstream segment includes our 50 percent equity investment in DCP Midstream and the consolidated results of Phillips 66 Partners LP.

Earnings from the Midstream segment decreased $32 million, or 22 percent, in the third quarter of 2014 and increased $63 million, or 18 percent, in the nine-month period of 2014.

Transportation earnings increased $4 million in the third quarter of 2014 and increased $31 million in the nine-month period of 2014. The increases in both periods of 2014 primarily resulted from increased throughput fees, as well as higher earnings associated with railcar activity. These increases were partially offset by higher earnings attributable to noncontrolling interests, reflecting the contribution of previously wholly owned assets to Phillips 66 Partners.

Earnings associated with our investment in DCP Midstream decreased $56 million in the third quarter of 2014 and $26 million in the nine-month period. A portion of the decreased earnings in both periods reflects DCP Midstream’s contribution of assets to its publicly traded master limited partnership, DCP Midstream Partners, LP (DCP Partners). After contribution to DCP Partners, a percentage of these assets’ earnings are attributable to public unitholders, thus decreasing income attributable to DCP Midstream, and, thereby, Phillips 66. Earnings in both periods benefited from higher volumes resulting from growth projects. Lower commodity prices had a negative impact on third-quarter 2014 results, while higher commodity prices benefited the year-to-date 2014 period. Higher interest expense, primarily associated with debt incurred by DCP Partners to finance its growth activities, as well as lower capitalized interest associated with certain projects placed into service in 2013, also reduced earnings in the nine-month period ended September 30, 2014. See the “Business Environment and Executive Overview” section for information on market factors impacting this quarter’s results.

DCP Partners issues, from time to time, limited partner units to the public. These issuances benefited our equity in earnings from DCP Midstream, on an after-tax basis, by $6 million and $41 million in the three- and nine-month periods ended September 30, 2014, respectively, compared with $24 million and $56 million in the corresponding periods of 2013.

Earnings of our NGL business increased $20 million in the third quarter of 2014 and $58 million for the nine-month period of 2014. The third quarter of 2014 benefited from gains related to seasonal storage activities. The increase for the nine-month period of 2014 was primarily due to improved margins driven by strong propane prices, positive asset performance and inventory impacts. In addition, both periods benefited from equity earnings from the DCP Sand Hills and DCP Southern Hills pipeline entities.

Chemicals

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013

	Millions of Dollars

Net Income Attributable to Phillips 66	$230	262	870	725

	Millions of Pounds
CPChem Externally Marketed Sales Volumes*
Olefins and Polyolefins	4,067	3,927	12,764	11,825
Specialties, Aromatics and Styrenics	1,571	1,577	4,670	4,558
	5,638	5,504	17,434	16,383
* Includes 100 percent of CPChem’s outside sales of produced petrochemical products, as well as commission sales from equity affiliates.

Olefins and Polyolefins Capacity Utilization (percent)	83%	87%	90%	85%

The Chemicals segment consists of our 50 percent interest in CPChem, which we account for under the equity method. CPChem uses NGL and other feedstocks to produce petrochemicals. These products are then marketed and sold or used as feedstocks to produce plastics and other chemicals.

Earnings from the Chemicals segment decreased $32 million, or 12 percent, in the third quarter of 2014 and increased $145 million, or 20 percent, in the nine-month period of 2014. The decrease in the third quarter of 2014 was primarily driven by $45 million of impairments related to two of CPChem’s equity affiliate investments, as well as an impairment of $24 million related to the sale of Engineering Polymers. In addition, lower ethylene volumes and increased controllable costs related to the Port Arthur facility fire described below further reduced earnings in the third quarter of 2014. These decreases were partially offset by an improvement in ethylene margins, as well as increased earnings from CPChem’s equity affiliates.

The increase in earnings in the nine-month period of 2014 was primarily due to improved ethylene and polyethylene realized margins and higher earnings from CPChem’s equity affiliates. These increases were partially offset by an increase in utility costs due to higher natural gas prices, as well as the asset impairments discussed above. See the “Business Environment and Executive Overview” section for information on market factors impacting this quarter’s results.

CPChem’s Port Arthur facility experienced a localized fire in a portion of its ethylene unit in early July 2014, shutting down the ethylene and cyclohexane production. Cyclohexane production resumed in mid-July at reduced rates, but ethylene production is not expected to restart until late fourth quarter of 2014. We expect CPChem’s results in the fourth quarter of 2014 to continue to be negatively impacted by this shutdown.

Refining

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013

	Millions of Dollars
Net Income (Loss) Attributable to Phillips 66
Atlantic Basin/Europe	$125	47	131	166
Gulf Coast	43	(79)	238	(126)
Central Corridor	300	119	751	1,102
Western/Pacific	(3)	(94)	15	2
Other Refining	93	(23)	119	185
Worldwide	$558	(30)	1,254	1,329

	Dollars Per Barrel
Refining Margins*
Atlantic Basin/Europe	$9.99	6.59	7.82	7.34
Gulf Coast	6.80	3.35	7.81	4.93
Central Corridor	16.87	9.80	15.66	18.65
Western/Pacific	8.71	4.77	8.79	7.75
Worldwide	10.89	5.94	10.15	9.70
* Based on total processed inputs and includes proportional share of refining margins contributed by certain equity affiliates.

	Thousands of Barrels Daily
Operating Statistics
Refining operations*
Atlantic Basin/Europe
Crude oil capacity	588	588	588	588
Crude oil processed	538	574	550	567
Capacity utilization (percent)	92%	98	94	96
Refinery production	593	609	599	609
Gulf Coast
Crude oil capacity	733	733	733	733
Crude oil processed	710	671	666	640
Capacity utilization (percent)	97%	92	91	87
Refinery production	798	774	766	723
Central Corridor
Crude oil capacity	485	478	485	476
Crude oil processed	476	480	478	470
Capacity utilization (percent)	98%	101	99	99
Refinery production	494	497	497	487
Western/Pacific
Crude oil capacity	440	440	440	440
Crude oil processed	390	403	403	407
Capacity utilization (percent)	89%	91	92	92
Refinery production	425	432	436	442
Worldwide
Crude oil capacity	2,246	2,239	2,246	2,237
Crude oil processed	2,114	2,128	2,097	2,084
Capacity utilization (percent)	94%	95	93	93
Refinery production	2,310	2,312	2,298	2,261
* Includes our share of equity affiliates.

The Refining segment buys, sells and refines crude oil and other feedstocks into petroleum products (such as gasoline, distillates and aviation fuels) at 15 refineries, mainly in the United States, Europe and Asia.

Earnings for the Refining segment increased $588 million in the third quarter of 2014. The increase was primarily due to higher realized refining margins resulting from increased market crack spreads, as well as the improvement of refined petroleum product differentials. See the “Business Environment and Executive Overview” section for information on market factors impacting this quarter’s results.

Earnings for the nine-month period of 2014 decreased $75 million, or 6 percent, primarily related to higher utility costs due to increased natural gas prices and higher turnaround costs. In addition, earnings were impacted by improved refined petroleum product differentials, partially offset by decreased market crack spreads. See the “Business Environment and Executive Overview” section for information on industry crack spreads and other market factors impacting this quarter’s results.

Our worldwide refining crude oil capacity utilization rate was 94 percent in the third quarter of 2014, compared with 95 percent in the third quarter of 2013. The current year decrease was primarily due to turnaround activity.

Industry refining margins can vary by region of the world, due to differing crude slates and refined product demand fundamentals. In addition to monitoring for interim indicators of impairment, we perform an annual review for impairment indicators of property and equity investments in the fourth quarter, in conjunction with our long-range planning efforts. This review takes into account our outlook on economic factors that influence refinery cash flows, including commodity prices, industry refining margins, capital spending and other operating plan assumptions. As we finalize our plans and conduct our review, it is reasonably possible non-cash impairments of some of our properties and equity investments may be required.

Marketing and Specialties

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013

	Millions of Dollars
Net Income Attributable to Phillips 66
Marketing and Other	$325	199	537	634
Specialties	43	56	130	155
Total Marketing and Specialties	$368	255	667	789

	Dollars Per Barrel
Realized Marketing Fuel Margin*
U.S.	$1.78	1.25	1.38	1.36
International	6.10	5.55	4.79	4.56
* On third-party petroleum products sales.

	Dollars Per Gallon
U.S. Average Wholesale Prices*
Gasoline	$2.90	2.98	2.92	2.97
Distillates	3.02	3.16	3.08	3.12
* Excludes excise taxes.

	Thousands of Barrels Daily
Marketing Petroleum Products Sales Volumes
Gasoline	1,188	1,206	1,181	1,181
Distillates	940	951	952	971
Other products	17	18	17	17
Total	2,145	2,175	2,150	2,169

The M&S segment purchases for resale and markets refined petroleum products (such as gasoline, distillates and aviation fuels), mainly in the United States and Europe. In addition, this segment includes the manufacturing and marketing of specialty products (such as base oils and lubricants), as well as power generation operations.

The M&S segment earnings increased $113 million, or 44 percent, in the third quarter of 2014, primarily due to the first tranche of the deferred gain related to the ICHP sale that was recognized in the third quarter of 2014.

Earnings for the nine-month period of 2014 decreased $122 million, or 15 percent. The decrease was primarily due to lower credits associated with renewable fuels blending activities. In addition, earnings in the nine-month period of 2013 benefited from earnings from our U.K. power generation business, which was sold in July 2013, the sale of our E-GasTM Technology business in May 2013, and the biodiesel tax credit program that was discontinued in 2014. These decreases were partially offset by the deferred gain related to the sale of ICHP that was recognized in the third quarter of 2014.

See the “Business Environment and Executive Overview” section for information on marketing fuel margins and other market factors impacting this quarter’s results.

Corporate and Other

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Net Income (Loss) Attributable to Phillips 66
Net interest	$(36)	(41)	(116)	(126)
Corporate general and administrative expenses	(32)	(32)	(116)	(102)
Technology	(14)	(12)	(41)	(36)
Other	(9)	(28)	(20)	(70)
Total Corporate and Other	$(91)	(113)	(293)	(334)

Net interest consists of interest and financing expense, net of interest income and capitalized interest. Net interest decreased $5 million and $10 million, respectively, in the three- and nine-month periods ended September 30, 2014, primarily due to increased capitalized interest and a lower average debt principal balance. Corporate general and administrative expenses increased $14 million in the nine-month period ended September 30, 2014, primarily due to increased employee benefit costs and charitable contributions.

The category “Other” includes certain income tax expenses, environmental costs associated with sites no longer in operation, foreign currency transaction gains and losses and other costs not directly associated with an operating segment. The decrease in costs for the three- and nine-month periods of 2014 was primarily due to increased utilization of foreign tax credit carry forwards. In addition, the nine-month period of 2013 was negatively impacted by an asset impairment and higher environmental costs.

Discontinued Operations

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Net Income Attributable to Phillips 66
Discontinued operations	$—	14	706	43

In December 2013, we entered into an agreement to exchange the stock of PSPI, a flow improver business, which was included in our M&S segment, for shares of Phillips 66 common stock owned by the other party to the transaction. On February 25, 2014, we completed the PSPI share exchange, resulting in the receipt of approximately 17.4 million shares of Phillips 66 common stock, which are held as treasury shares, and the recognition of a before-tax noncash gain of $696 million. See Note 6—Assets Held for Sale or Sold, in the Notes to Consolidated Financial Statements, for additional information on this transaction.

CAPITAL RESOURCES AND LIQUIDITY

Financial Indicators

	Millions of Dollars Except as Indicated
	September 30 2014	December 31 2013

Short-term debt	$35	24
Total debt	6,213	6,155
Total equity	22,194	22,392
Percent of total debt to capital*	22%	22
Percent of floating-rate debt to total debt	1%	1
* Capital includes total debt and total equity.

To meet our short- and long-term liquidity requirements, we look to a variety of funding sources, but rely primarily on cash generated from operating activities. During the first nine months of 2014, we generated $2,657 million in cash from operations and received $663 million from asset dispositions, including return of investments in equity affiliates. Available cash was primarily used for capital expenditures and investments ($2,647 million), repurchases of our common stock ($1,750 million), the PSPI share exchange ($450 million), debt repayments ($30 million) and dividend payments on our common stock ($787 million). During the first nine months of 2014, cash and cash equivalents decreased by $2,292 million to $3,108 million.

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

Significant Sources of Capital

Operating Activities
During the first nine months of 2014, cash provided by operating activities was $2,657 million, compared with $5,130 million for the first nine months of 2013. The decrease in the 2014 period primarily reflected negative working capital impacts, driven mainly by higher inventory builds relative to the prior year, compared to positive working capital impacts during the comparable period of 2013.

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

During the third quarter of 2014, we increased inventory levels, which reduced cash from operating activities by $772 million. We are currently forecasting inventory reductions in the fourth quarter of 2014 that are estimated to increase cash from operating activities by a similar amount.

Our operating cash flows are also impacted by dividend decisions made by our equity affiliates, including DCP Midstream, CPChem and WRB. During the first nine months of 2014, cash from operations included dividends of $2,413 million from our equity affiliates, compared with $2,228 million during the same period of 2013. We cannot control the amount of future dividends from equity affiliates; therefore, future dividend payments by these companies are not assured.

WRB
WRB is a 50-percent-owned business venture with Cenovus Energy Inc. (Cenovus). Cenovus was obligated to contribute $7.5 billion, plus accrued interest, to WRB over a 10-year period that began in 2007. In the first quarter of 2014, Cenovus prepaid its remaining balance under this obligation. As a result, WRB declared a special dividend, which was distributed to the co-venturers in March 2014. Of the $1,232 million that we received, $760 million was considered a return on our investment in WRB (an operating cash inflow), and $472 million was considered a return of our investment in WRB (an investing cash inflow). The return of investment portion of the dividend was included in the “Proceeds from assets dispositions” line in our consolidated statement of cash flows. A further $129 million of distributions from WRB during the first nine months of 2014 was considered a return of investment.

Contribution to Phillips 66 Partners LP
Effective March 1, 2014, we contributed to Phillips 66 Partners certain transportation, terminaling and storage assets for total consideration of $700 million. These assets consisted of the Gold Line products system and the Medford spheres, which are two newly constructed refinery-grade propylene storage spheres. Phillips 66 Partners financed the acquisition with cash on hand of $400 million, the issuance to us of 3,530,595 and 72,053 additional common and general partner units, respectively, valued at $140 million, and a five-year, $160 million note payable to a subsidiary of Phillips 66. See Note 23—Phillips 66 Partners LP, in the Notes to Consolidated Financial Statements, for additional information.

Credit Facilities
As of September 30, 2014, no amount had been drawn under our $4.5 billion credit facility; however, $51 million in letters of credit had been issued that were supported by this facility. As of September 30, 2014, no amount had been drawn under Phillips 66 Partners’ $250 million revolving credit facility.

Trade Receivables Securitization Facility
Effective September 30, 2014, we terminated our $696 million trade receivables securitization facility. No amounts were drawn on this facility throughout its duration, and at the time of termination no letters of credit were outstanding thereunder.

Shelf Registration
We have a universal shelf registration statement on file with the U.S. Securities and Exchange Commission (SEC) under which we, as a well-known seasoned issuer, have the ability to issue and sell an indeterminate amount of various types of debt and equity securities.

Off-Balance Sheet Arrangements
In April 2012, in connection with our separation from ConocoPhillips (the Separation), we entered into an agreement to guarantee 100 percent of certain outstanding debt obligations of Merey Sweeny, L.P. (MSLP). At September 30, 2014, the aggregate principal amount of MSLP debt guaranteed by us was $203 million.

For additional information about guarantees, see Note 13—Guarantees, in the Notes to Consolidated Financial Statements.

Capital Requirements
For information about our capital expenditures and investments, see the “Capital Spending” section.

Our debt balance at both September 30, 2014, and December 31, 2013, was $6.2 billion. Our debt-to-capital ratio was 22 percent at both September 30, 2014, and December 31, 2013, within our target range of 20-to-30 percent.

On July 9, 2014, our Board of Directors declared a quarterly cash dividend of $0.50 per common share. The dividend was paid on September 2, 2014, to holders of record at the close of business on August 15, 2014. On October 1, 2014, our Board of Directors declared a quarterly cash dividend of $0.50 per common share. The dividend is payable on

December 1, 2014, to holders of record at the close of business on November 14, 2014. We are forecasting annual double-digit dividend rate increases in 2015 and 2016.

During 2012 and 2013, our Board of Directors authorized repurchases totaling up to $5 billion of our outstanding common stock. The share repurchases are expected to be funded primarily through available cash. In July 2014, our Board of Directors authorized additional share repurchases totaling up to $2 billion. During the third quarter of 2014, we repurchased 5,970,667 shares at a cost of $494 million. Since the inception of our share repurchases in 2012, through September 30, 2014, we have repurchased a total of 66,004,675 shares at a cost of $4,352 million. Shares of stock repurchased are held as treasury shares.

On October 15, 2014, we signed agreements to form two joint ventures to develop the Dakota Access Pipeline (DAPL) and Energy Transfer Crude Oil Pipeline (ETCOP) projects. We own a 25 percent interest in each joint venture, with our co-venturer holding the remaining 75 percent interest and acting as operator of both the DAPL and ETCOP systems. Our share of construction cost is estimated to be approximately $1.2 billion, which will be reflected as investments in equity-method affiliates. We expect the majority of this capital spending commitment to be incurred in 2015 and 2016, and anticipate it to be funded as part of our overall capital program.

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

Capital Spending

	Millions of Dollars
	Nine Months Ended September 30
	2014	2013
Capital Expenditures and Investments
Midstream	$1,532	377
Chemicals	—	—
Refining	679	511
Marketing and Specialties	358	180
Corporate and Other	78	88
Total consolidated from continuing operations	$2,647	1,156

Discontinued operations	$—	14

Selected Equity Affiliates*
DCP Midstream	$561	760
CPChem**	623	420
WRB	96	78
	$1,280	1,258
* Our share of capital spending, which is self-funded by the equity affiliate.
** 2013 has been recast to reflect a change in CPChem’s basis of presentation.

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

Midstream
During the first nine months of 2014, DCP Midstream had a self-funded capital program, and thus required no new capital infusions from us or our co-venturer. During this period, on a 100 percent basis, DCP Midstream’s capital expenditures and investments were approximately $1,122 million.

During the first nine months of 2014, other capital spending in our Midstream segment not related to DCP Midstream included construction activities related to our Sweeny Fractionator One and Freeport Liquid Petroleum Gas Export Terminal projects, our acquisition of a 7.1 million-barrel-storage-capacity crude oil and petroleum products terminal located near Beaumont, Texas, the purchase of an additional 5.7 percent interest in the refined products Explorer Pipeline, and spending associated with return, reliability and maintenance projects. In addition to our Sweeny Fractionator One and Freeport Liquid Petroleum Gas Export Terminal projects, our major construction activities in progress include the installation of rail racks to accept advantaged crude deliveries at our Ferndale refinery.

Chemicals
During the first nine months of 2014, CPChem had a self-funded capital program, and thus required no new capital infusions from us or our co-venturer. During this period, on a 100 percent basis, CPChem’s capital expenditures and investments were $1,245 million, primarily for its U.S. Gulf Coast Petrochemicals Project. We are currently forecasting CPChem to remain self-funding through 2014.

Refining
Capital spending for the Refining segment during the first nine months of 2014 was primarily for air emission reduction projects to meet new environmental standards, refinery upgrade projects to increase accessibility of advantaged crudes and improve product yields, improvements to the operating integrity of key processing units and safety-related projects.

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

Marketing and Specialties
Capital spending for the M&S segment during the first nine months of 2014 included our acquisition of a private label specialty lubricants business headquartered in Memphis, Tennessee, as well as the remaining interest that we did not already own in an entity that operates a power and steam generation plant. The remaining spend was primarily for projects targeted at growing our international marketing business.

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

From time to time, we receive requests for information or notices of potential liability from the U.S. Environmental Protection Agency (EPA) and state environmental agencies alleging that we are a potentially responsible party under the Federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or an equivalent state statute. On occasion, we also have been made a party to cost recovery litigation by those agencies or by private parties. These requests, notices and lawsuits assert potential liability for remediation costs at various sites that typically are not owned by us, but allegedly contain wastes attributable to our past operations. As of December 31, 2013, we reported that we had been notified of potential liability under CERCLA and comparable state laws at 35 sites around the United States. During the first nine months of 2014, there were no new sites for which we received notification of potential liability and one site was deemed resolved and closed, leaving 34 unresolved sites with potential liability at September 30, 2014.

At September 30, 2014, our total environmental accrual was $519 million, compared with $492 million at December 31, 2013. We expect to incur a substantial amount of these expenditures within the next 30 years.

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

Climate Change
There has been a broad range of proposed or promulgated state, national and international laws focusing on greenhouse gas (GHG) emissions reduction, including various regulations proposed or issued by the EPA. These proposed or promulgated laws apply or could apply in states and/or countries where we have interests or may have interests in the future. We consider and take into account future GHG emissions in designing and developing major facilities and projects, and implement energy efficiency initiatives to reduce such emissions. Laws in this field continue to evolve, and while it is not possible to accurately estimate either a timetable for implementation or our future compliance costs relating to implementation, such laws, if enacted, potentially could have a material impact on our results of operations and financial condition as a result of increasing costs of compliance, lengthening project implementation and agency review times, or reducing demand for certain hydrocarbon products. We continue to monitor legislative and regulatory actions and legal proceedings globally relating to GHG emissions for potential impacts on our operations.

For examples of legislation or precursors for possible regulation that do or could affect our operations, see the “Climate Change” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 53 and 54 of our 2013 Annual Report on Form 10-K.

NEW ACCOUNTING STANDARDS

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” The new standard converged guidance on recognizing revenues in contracts with customers under accounting principles generally accepted in the United States and International Financial Reporting Standards. This ASU is intended to improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. ASU 2014-09 is effective for annual and quarterly reporting periods of public entities beginning after December 15, 2016. Early application for public entities is not permitted. We are currently evaluating the provisions of ASU 2014-09 and assessing the impact, if any, it may have on our financial position and results of operations.

OUTLOOK

On October 22, 2014, we entered into an agreement to contribute to Phillips 66 Partners certain logistics assets for total consideration of $340 million. These assets consist of two new crude oil rail-unloading facilities located at or adjacent to our Bayway and Ferndale refineries, and the Cross-Channel Connector pipeline assets located near the partnership’s Pasadena terminal. Phillips 66 Partners expects to finance the acquisition with the borrowing of $28 million under its revolving credit facility, the assumption of a 5-year, $244 million note payable to a subsidiary of Phillips 66, and the issuance to Phillips 66 of 1,066,412 common and 21,764 general partner units valued at $68 million. The transaction is anticipated to close in December 2014. Since we consolidate Phillips 66 Partners for financial reporting purposes, the note payable and unit issuances will eliminate in consolidation, while consolidated cash and debt will both increase by $28 million.

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

•	Changes in tax, environmental and other laws and regulations (including alternative energy mandates) applicable to our business.

•	Limited access to capital or significantly higher cost of capital related to changes to our credit profile or illiquidity or uncertainty in the domestic or international financial markets.

•	The operation, financing and distribution decisions of our joint ventures.

•	Domestic and foreign supplies of crude oil and other feedstocks.

•	Domestic and foreign supplies of petrochemicals and refined products, such as gasoline, diesel, jet fuel and home heating oil.

•	Governmental policies relating to exports of crude oil and natural gas.

•	Overcapacity or undercapacity in the midstream, chemicals and refining industries.

•	Fluctuations in consumer demand for refined products.

•	The factors generally described in Item 1A.—Risk Factors in our 2013 Annual Report on Form 10-K.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks at September 30, 2014, do not differ materially from the risks discussed under Item 7A in our 2013 Annual Report on Form 10-K.

Item 4.   CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. As of September 30, 2014, with the participation of management, our Chairman and Chief Executive Officer and our Executive Vice President, Finance and Chief Financial Officer carried out an evaluation, pursuant to Rule 13a-15(b) of the Act, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our Chairman and Chief Executive Officer and our Executive Vice President, Finance and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of September 30, 2014.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, in the quarterly period ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

The following is a description of reportable legal proceedings, including those involving governmental authorities under federal, state and local laws regulating the discharge of materials into the environment, for this reporting period. The information below includes material developments with respect to matters previously reported in our 2013 Annual Report on Form 10-K or our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2014, and June 30, 2014. There were no new matters that arose during the third quarter of 2014. While it is not possible to accurately predict the final outcome of these pending proceedings, if any one or more of such proceedings were decided adversely to Phillips 66, we expect there would be no material effect on our consolidated financial position. Nevertheless, such proceedings are reported pursuant to the SEC regulations.

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

Matters Previously Reported
On May 19, 2010, we received a Consolidated Compliance Order and Notice of Potential Penalty from the Louisiana Department of Environmental Quality (LDEQ) alleging various violations of applicable air emission regulations at the Lake Charles Refinery, as well as certain provisions of the consent decree in Civil Action No. H-01-4430. In July 2014, we resolved the consent decree issues and are working with the LDEQ to resolve the remaining allegations.

Item 1A.   RISK FACTORS

There have been no material changes from the risk factors disclosed in Item 1A of our 2013 Annual Report on
Form 10-K.

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

				Millions of Dollars
Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs**	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2014	2,722,915	$80.81	2,722,915	$2,922
August 1-31, 2014	1,713,329	83.48	1,713,329	2,779
September 1-30, 2014	1,534,423	85.39	1,534,423	2,648
Total	5,970,667	$82.76	5,970,667
* Includes repurchase of shares of common stock from company employees in connection with the company’s broad-based employee incentive plans, when applicable.
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

10.1
Fifth Amendment to July 5, 2005 Second Amended and Restated Limited Liability Company Agreement of DCP Midstream, LLC (formerly Duke Energy Field Services, LLC), dated September 9, 2014, by and between Phillips Gas Company (formerly ConocoPhillips Gas Company), Spectra Energy DEFS Holding, LLC, and Spectra Energy DEFS Holding II, LLC.

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

October 30, 2014