Form 10-Q
period 2015-03-31
Phillips 66
filed 2015-05-01
CIK 1534701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2015

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	001-35349
Phillips 66
(Exact name of registrant as specified in its charter)

Delaware	45-3779385
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer [X] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [    ]    No  [X]
The registrant had 541,632,079 shares of common stock, $.01 par value, outstanding as of March 31, 2015.

PHILLIPS 66

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Consolidated Statement of Income	Phillips 66

	Millions of Dollars
	Three Months Ended March 31
	2015	2014
Revenues and Other Income
Sales and other operating revenues*	$22,778	40,283
Equity in earnings of affiliates	456	778
Net gain on dispositions	122	7
Other income	70	31
Total Revenues and Other Income	23,426	41,099

Costs and Expenses
Purchased crude oil and products	16,695	34,381
Operating expenses	1,094	1,090
Selling, general and administrative expenses	394	402
Depreciation and amortization	253	234
Impairments	—	1
Taxes other than income taxes*	3,462	3,638
Accretion on discounted liabilities	5	6
Interest and debt expense	86	68
Foreign currency transaction losses (gains)	49	(19)
Total Costs and Expenses	22,038	39,801
Income from continuing operations before income taxes	1,388	1,298
Provision for income taxes	391	426
Income From Continuing Operations	997	872
Income from discontinued operations**	—	706
Net Income	997	1,578
Less: net income attributable to noncontrolling interests	10	6
Net Income Attributable to Phillips 66	$987	1,572

Amounts Attributable to Phillips 66 Common Stockholders:
Income from continuing operations	$987	866
Income from discontinued operations	—	706
Net Income Attributable to Phillips 66	$987	1,572

Net Income Attributable to Phillips 66 Per Share of Common Stock (dollars)
Basic
Continuing operations	$1.80	1.48
Discontinued operations	—	1.21
Net Income Attributable to Phillips 66 Per Share of Common Stock	$1.80	2.69
Diluted
Continuing operations	$1.79	1.47
Discontinued operations	—	1.20
Net Income Attributable to Phillips 66 Per Share of Common Stock	$1.79	2.67

Dividends Paid Per Share of Common Stock (dollars)	$0.50	0.39

Average Common Shares Outstanding (in thousands)
Basic	548,200	584,053
Diluted	552,337	589,575
* Includes excise taxes on petroleum products sales:	$3,362	3,522
** Net of provision for income taxes on discontinued operations:	$—	5
See Notes to Consolidated Financial Statements.

Consolidated Statement of Comprehensive Income	Phillips 66

	Millions of Dollars
	Three Months Ended March 31
	2015	2014

Net Income	$997	1,578
Other comprehensive income (loss)
Defined benefit plans
Actuarial gain/loss:
Amortization to net income of net actuarial loss and settlements	30	12
Plans sponsored by equity affiliates	5	3
Income taxes on defined benefit plans	(10)	(5)
Defined benefit plans, net of tax	25	10
Foreign currency translation adjustments	(197)	31
Income taxes on foreign currency translation adjustments	9	(1)
Foreign currency translation adjustments, net of tax	(188)	30
Other Comprehensive Income (Loss), Net of Tax	(163)	40
Comprehensive Income	834	1,618
Less: comprehensive income attributable to noncontrolling interests	10	6
Comprehensive Income Attributable to Phillips 66	$824	1,612
See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet	Phillips 66

	Millions of Dollars
	March 31 2015	December 31 2014
Assets
Cash and cash equivalents	$5,390	5,207
Accounts and notes receivable (net of allowances of $69 million in 2015 and $71 million in 2014)	4,717	6,306
Accounts and notes receivable—related parties	1,020	949
Inventories	4,166	3,397
Prepaid expenses and other current assets	851	837
Total Current Assets	16,144	16,696
Investments and long-term receivables	10,529	10,189
Net properties, plants and equipment	17,918	17,346
Goodwill	3,274	3,274
Intangibles	882	900
Other assets	330	336
Total Assets	$49,077	48,741

Liabilities
Accounts payable	$6,965	7,488
Accounts payable—related parties	728	576
Short-term debt	35	842
Accrued income and other taxes	1,112	878
Employee benefit obligations	283	462
Other accruals	741	848
Total Current Liabilities	9,864	11,094
Long-term debt	8,914	7,842
Asset retirement obligations and accrued environmental costs	650	683
Deferred income taxes	5,483	5,491
Employee benefit obligations	1,292	1,305
Other liabilities and deferred credits	279	289
Total Liabilities	26,482	26,704

Equity
Common stock (2,500,000,000 shares authorized at $.01 par value) Issued (2015—637,925,189 shares; 2014—637,031,760 shares)
Par value	6	6
Capital in excess of par	19,060	19,040
Treasury stock (at cost: 2015—96,293,110 shares; 2014—90,649,984 shares)	(6,633)	(6,234)
Retained earnings	10,021	9,309
Accumulated other comprehensive loss	(694)	(531)
Total Stockholders’ Equity	21,760	21,590
Noncontrolling interests	835	447
Total Equity	22,595	22,037
Total Liabilities and Equity	$49,077	48,741
See Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows	Phillips 66

	Millions of Dollars
	Three Months Ended March 31
	2015	2014
Cash Flows From Operating Activities
Net income	$997	1,578
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	253	234
Impairments	—	1
Accretion on discounted liabilities	5	6
Deferred taxes	(6)	(444)
Undistributed equity earnings	(337)	632
Net gain on dispositions	(122)	(7)
Income from discontinued operations	—	(706)
Other	90	(21)
Working capital adjustments
Decrease (increase) in accounts and notes receivable	1,684	619
Decrease (increase) in inventories	(834)	(2,567)
Decrease (increase) in prepaid expenses and other current assets	(130)	(132)
Increase (decrease) in accounts payable	(349)	1,505
Increase (decrease) in taxes and other accruals	101	698
Net cash provided by continuing operating activities	1,352	1,396
Net cash provided by discontinued operations	—	2
Net Cash Provided by Operating Activities	1,352	1,398

Cash Flows From Investing Activities
Capital expenditures and investments	(1,081)	(572)
Proceeds from asset dispositions*	(9)	507
Advances/loans—related parties	(50)	—
Other	102	13
Net cash used in continuing investing activities	(1,038)	(52)
Net cash used in discontinued operations	—	(34)
Net Cash Used in Investing Activities	(1,038)	(86)

Cash Flows From Financing Activities
Issuance of debt	1,169	—
Repayment of debt	(895)	(8)
Issuance of common stock	(25)	(20)
Repurchase of common stock	(399)	(640)
Share exchange—PSPI transaction	—	(450)
Dividends paid on common stock	(272)	(229)
Distributions to noncontrolling interests	(6)	(4)
Net proceeds from issuance of Phillips 66 Partners LP common units	384	—
Other	(14)	(4)
Net cash used in continuing financing activities	(58)	(1,355)
Net cash used in discontinued operations	—	—
Net Cash Used in Financing Activities	(58)	(1,355)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(73)	(31)

Net Change in Cash and Cash Equivalents	183	(74)
Cash and cash equivalents at beginning of period	5,207	5,400
Cash and Cash Equivalents at End of Period	$5,390	5,326
* Includes return of investments in equity affiliates and working capital true-ups on dispositions.
See Notes to Consolidated Financial Statements.

Consolidated Statement of Changes in Equity	Phillips 66

	Millions of Dollars
	Attributable to Phillips 66
	Common Stock
	Par Value	Capital in Excess of Par	Treasury Stock	Retained Earnings	Accum. Other Comprehensive Income (Loss)	Noncontrolling Interests	Total

December 31, 2013	$6	18,887	(2,602)	5,622	37	442	22,392
Net income	—	—	—	1,572	—	6	1,578
Other comprehensive income	—	—	—	—	40	—	40
Cash dividends paid on common stock	—	—	—	(229)	—	—	(229)
Repurchase of common stock	—	—	(640)	—	—	—	(640)
Share exchange—PSPI transaction	—	—	(1,350)	—	—	—	(1,350)
Benefit plan activity	—	45	—	(3)	—	—	42
Distributions to noncontrolling interests and other	—	—	—	—	—	(4)	(4)
March 31, 2014	$6	18,932	(4,592)	6,962	77	444	21,829

December 31, 2014	$6	19,040	(6,234)	9,309	(531)	447	22,037
Net income	—	—	—	987	—	10	997
Other comprehensive loss	—	—	—	—	(163)	—	(163)
Cash dividends paid on common stock	—	—	—	(272)	—	—	(272)
Repurchase of common stock	—	—	(399)	—	—	—	(399)
Benefit plan activity	—	20	—	(3)	—	—	17
Issuance of Phillips 66 Partners LP common units	—	—	—	—	—	384	384
Distributions to noncontrolling interests and other	—	—	—	—	—	(6)	(6)
March 31, 2015	$6	19,060	(6,633)	10,021	(694)	835	22,595

	Shares in Thousands
	Common Stock Issued	Treasury Stock
December 31, 2013	634,286	44,106
Repurchase of common stock	—	8,410
Share exchange—PSPI transaction	—	17,423
Shares issued—share-based compensation	1,499	—
March 31, 2014	635,785	69,939

December 31, 2014	637,032	90,650
Repurchase of common stock	—	5,643
Shares issued—share-based compensation	893	—
March 31, 2015	637,925	96,293
See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements	Phillips 66

Note 1—Interim Financial Information

The interim financial information presented in the financial statements included in this report is unaudited and includes all known accruals and adjustments necessary, in the opinion of management, for a fair presentation of the consolidated financial position of Phillips 66 and its results of operations and cash flows for the periods presented. Unless otherwise specified, all such adjustments are of a normal and recurring nature. Certain notes and other information have been condensed or omitted from the interim financial statements included in this report. Therefore, these interim financial statements should be read in conjunction with the consolidated financial statements and notes included in our 2014 Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2015, are not necessarily indicative of the results to be expected for the full year.

Note 2—Variable Interest Entities (VIEs)

In 2013, we formed Phillips 66 Partners LP, a master limited partnership, to own, operate, develop and acquire primarily fee-based crude oil, refined petroleum product and natural gas liquids pipelines and terminals, as well as other transportation and midstream assets. We consolidate Phillips 66 Partners as we determined that Phillips 66 Partners is a VIE and we are the primary beneficiary. As general partner of Phillips 66 Partners, we have the ability to control its financial interests, as well as the ability to direct the activities of Phillips 66 Partners that most significantly impact its economic performance. See Note 20—Phillips 66 Partners LP, for additional information.

We hold variable interests in VIEs that have not been consolidated because we are not considered the primary beneficiary. Information on our significant VIEs follows:

Merey Sweeny, L.P. (MSLP) is a limited partnership that owns a delayed coker and related facilities at the Sweeny Refinery. As discussed more fully in Note 6—Investments, Loans and Long-Term Receivables, in August 2009, a call right was exercised to acquire the 50 percent ownership interest in MSLP of the co-venturer, Petróleos de Venezuela S.A. (PDVSA). That exercise was challenged, and the dispute has been arbitrated. In April 2014, the arbitral tribunal upheld the exercise of the call right and the acquisition of the 50 percent ownership interest. In July 2014, PDVSA filed a petition to vacate the tribunal’s award. Until this matter is resolved, we will continue to use the equity method of accounting for MSLP, and the VIE analysis below is based on the ownership and governance structure in place prior to the exercise of the call right. MSLP is a VIE because, in securing lender consents in connection with our separation from ConocoPhillips in 2012 (the Separation), we provided a 100 percent debt guarantee to the lender of the 8.85% Senior Notes issued by MSLP. PDVSA did not participate in the debt guarantee. In our VIE assessment, this disproportionate debt guarantee, plus other liquidity support provided jointly by us and PDVSA independently of equity ownership, results in MSLP not being exposed to all potential losses. We have determined we are not the primary beneficiary while our call exercise award is subject to vacatur because under the partnership agreement the co-venturers jointly direct the activities of MSLP that most significantly impact economic performance. At March 31, 2015, our maximum exposure to loss represented the outstanding debt principal balance of $189 million and our investment of $135 million.

We have a 50 percent ownership interest with a 50 percent governance interest in Excel Paralubes (Excel). Excel is a VIE because, in securing lender consents in connection with the Separation, ConocoPhillips provided a 50 percent debt guarantee to the lender of the 7.43% senior secured bonds issued by Excel. We provided a full indemnity to ConocoPhillips for this debt guarantee. Our co-venturer did not participate in the debt guarantee. In our assessment of the VIE, this debt guarantee, plus other liquidity support up to $60 million provided jointly by us and our co-venturer independently of equity ownership, results in Excel not being exposed to all potential losses. We have determined we are not the primary beneficiary because we and our co-venturer jointly direct the activities of Excel that most significantly impact economic performance. We use the equity method of accounting for this investment. At March 31, 2015, our maximum exposure to loss represented 50 percent of the outstanding debt principal balance of $58 million, or $29 million, plus half of the $60 million liquidity support, or $30 million. The book value of our investment in Excel at March 31, 2015, was $143 million.

In 2013, we entered into a multi-year consignment fuels agreement with a marketer that we supported with debt guarantees. Pursuant to the consignment fuels agreement, we own the fuels inventory, control the fuel marketing at each site, and pay a fixed monthly fee to the marketer. In November 2014, the marketer refinanced its debt which allowed us to remove the debt guarantees in exchange for an extended term on the consignment fuels agreement. We determined the consignment fuels agreement creates a variable interest in the marketer, with the marketer not being exposed to all potential losses as the consignment fuels agreement provides liquidity to the marketer for its debt service costs. We determined we are not the primary beneficiary because we do not have an ownership interest in the marketer or have the power to direct the activities that most significantly impact the economic performance of the marketer. At March 31, 2015, our maximum exposure to loss represented the fixed annual contractual payments under the consignment fuels agreement of approximately $90 million.

Note 3—Inventories

Inventories consisted of the following:

	Millions of Dollars
	March 31 2015	December 31 2014

Crude oil and petroleum products	$3,911	3,141
Materials and supplies	255	256
	$4,166	3,397

Inventories valued on the last-in, first-out (LIFO) basis totaled $3,798 million and $3,004 million at March 31, 2015, and December 31, 2014, respectively. The estimated excess of current replacement cost over LIFO cost of inventories amounted to approximately $3,200 million and $3,000 million at March 31, 2015, and December 31, 2014, respectively.

Certain planned year-to-date reductions in inventory caused liquidations of LIFO inventory values. These liquidations decreased net income by approximately $36 million during the three-month period ended March 31, 2015, while the impact to net income during the three-month period ended March 31, 2014, was not material.

Note 4—Business Combinations

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

We funded each of these acquisitions with cash on hand. Total cash consideration paid in 2014 was $741 million, net of cash acquired. Cash consideration paid for acquisitions is included in the “Capital expenditures and investments” line of our consolidated statement of cash flows. In the aggregate, as of December 31, 2014, we provisionally recorded $471 million of properties, plants and equipment (PP&E), $232 million of goodwill, $196 million of intangible assets, $70 million of net working capital and $109 million of long-term liabilities. Our acquisition accounting for the transactions completed in March 2014 and August 2014 is final. The completion of our acquisition accounting for the July 2014 transaction is expected to be finalized in the second quarter of 2015. There were no material measurement period adjustments recorded in the first quarter of 2015.

Note 5—Assets Held for Sale or Sold

In July 2014, we entered into an agreement to sell the Bantry Bay terminal in Ireland, which was included in our Refining segment. Accordingly, the net assets of the terminal were classified as held for sale, which resulted in a before-tax impairment of $12 million from reducing the carrying value of the long-lived assets to estimated fair value less costs to sell. As of December 31, 2014, long-lived assets of $77 million were recorded in the “Prepaid expenses and other current assets” line of our consolidated balance sheet. In addition, an immaterial amount of long-term liabilities were recorded in the “Other accruals” line of our consolidated balance sheet. In February 2015, we completed the sale of the terminal. At the time of the disposition, the terminal had a net carrying value of $68 million, which primarily related to net PP&E. An immaterial gain was recognized on this disposition.

In February 2014, we exchanged the stock of Phillips Specialty Products Inc. (PSPI), a flow improver business, which was included in our M&S segment, for shares of Phillips 66 common stock owned by another party. The PSPI share exchange resulted in the receipt of approximately 17.4 million shares of Phillips 66 common stock, which are held as treasury shares, and the recognition of a before-tax gain of $696 million. At the time of the disposition, PSPI had a net carrying value of $685 million, which primarily included $481 million of cash and cash equivalents, $60 million of net PP&E and $117 million of allocated goodwill. Cash and cash equivalents of $450 million included in PSPI’s net carrying value is reflected as a financing cash outflow in the “Share exchange—PSPI transaction” line of our consolidated statement of cash flows. Revenues, income before-tax and net income from discontinued operations, excluding the recognized before-tax gain of $696 million, were not material for the three-month period ended March 31, 2014.

In July 2013, we completed the sale of the Immingham Combined Heat and Power Plant (ICHP), which was included in our M&S segment. A gain was deferred due to an indemnity provided to the buyer, which expired in April 2015. A portion of the deferred gain is denominated in a foreign currency; accordingly, the amount of the deferred gain translated into U.S. dollars is subject to change based on currency fluctuations. Absent claims under the indemnity, the deferred gain will be recognized into earnings as our exposure under this indemnity declines. As of December 31, 2014, the deferred gain was $243 million. In the first quarter of 2015, we recognized $110 million of the previously deferred gain, which is recorded in the “Net gain on dispositions” line of our consolidated statement of income. As of March 31, 2015, the remaining deferred gain was $132 million, all of which we expect to recognize in the second quarter of 2015.

Note 6—Investments, Loans and Long-Term Receivables

Equity Investments
Summarized 100 percent financial information for WRB Refining LP (WRB) and Chevron Phillips Chemical Company LLC (CPChem) were as follows:

	Millions of Dollars
	Three Months Ended March 31
	2015	2014

Revenues	$4,906	7,998
Income before income taxes	692	1,124
Net income	672	1,101

WRB
WRB is a 50-percent-owned business venture with Cenovus Energy Inc. (Cenovus). Cenovus was obligated to contribute $7.5 billion, plus accrued interest, to WRB over a 10-year period that began in 2007. In the first quarter of 2014, Cenovus prepaid its remaining balance under this obligation. As a result, WRB declared a special dividend, which was distributed to the co-venturers in March 2014. Of the $1,232 million that we received, $760 million was considered a return on our investment in WRB (an operating cash inflow), and $472 million was considered a return of our investment in WRB (an investing cash inflow). The return of investment portion of the dividend was included in the “Proceeds from asset dispositions” line in our consolidated statement of cash flows. At March 31, 2015, the book value of our investment in WRB was $1,898 million and our basis difference was $3,326 million.

Other
In April 2015, Rockies Express Pipeline LLC (REX) repaid $450 million of its debt, reducing its long-term debt to approximately $2.6 billion.  REX funded the repayment through member cash contributions. Our 25 percent share was approximately $112 million, which we contributed to REX in April 2015.

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

Note 7—Properties, Plants and Equipment

Our investment in PP&E, with the associated accumulated depreciation and amortization (Accum. D&A), was:

	Millions of Dollars
	March 31, 2015			December 31, 2014
	Gross PP&E	Accum. D&A	Net PP&E	Gross PP&E	Accum. D&A	Net PP&E

Midstream	$5,337	1,209	4,128	4,726	1,185	3,541
Chemicals	—	—	—	—	—	—
Refining	20,126	7,558	12,568	19,951	7,424	12,527
Marketing and Specialties	1,410	702	708	1,490	738	752
Corporate and Other	983	469	514	978	452	526
	$27,856	9,938	17,918	27,145	9,799	17,346

Note 8—Earnings Per Share

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

	Three Months Ended March 31
	2015		2014
	Basic	Diluted	Basic	Diluted
Amounts attributed to Phillips 66 Common Stockholders (millions):
Income from continuing operations attributable to Phillips 66	$987	987	866	866
Income allocated to participating securities	(2)	(1)	(1)	—
Income from continuing operations available to common stockholders	985	986	865	866
Discontinued operations	—	—	706	706
Net Income available to common stockholders	$985	986	1,571	1,572

Weighted-average common shares outstanding (thousands):	543,469	548,200	580,027	584,053
Effect of stock-based compensation	4,731	4,137	4,026	5,522
Weighted-average common shares outstanding—EPS	548,200	552,337	584,053	589,575

Earnings Per Share of Common Stock (dollars):
Income from continuing operations attributable to Phillips 66	$1.80	1.79	1.48	1.47
Discontinued operations	—	—	1.21	1.20
Earnings Per Share	$1.80	1.79	2.69	2.67

Note 9—Debt

In March 2015, we repaid $800 million of 1.95% Senior Notes upon maturity.

Debt Issuance
During February 2015, Phillips 66 Partners closed on a public offering of $1.1 billion aggregate principal amount of unsecured senior notes, consisting of:

•	$300 million aggregate principal amount of 2.646% Senior Notes due 2020.

•	$500 million aggregate principal amount of 3.605% Senior Notes due 2025.

•	$300 million aggregate principal amount of 4.680% Senior Notes due 2045.

Phillips 66 Partners utilized a portion of the net proceeds to fund part of the purchase price for its acquisition of our equity interests in Explorer Pipeline Company, DCP Sand Hills Pipeline, LLC, and DCP Southern Hills Pipeline, LLC. The remaining proceeds were used to repay existing borrowings from a subsidiary of Phillips 66, fund capital expenditures and for general partnership purposes. See Note 20—Phillips 66 Partners LP, for additional information.

Credit Facilities
At both March 31, 2015, and December 31, 2014, we had no direct outstanding borrowings under our $5 billion revolving credit agreement, while $51 million in letters of credit had been issued that were supported by it. At March 31, 2015, and December 31, 2014, no amount and $18 million, respectively, were outstanding under the $500 million revolving credit agreement of Phillips 66 Partners. Accordingly, as of March 31, 2015, an aggregate $5.4 billion of total capacity was available under these facilities.

Note 10—Guarantees

At March 31, 2015, we were liable for certain contingent obligations under various contractual arrangements as described below. We recognize a liability, at inception, for the fair value of our obligation as a guarantor for newly issued or modified guarantees. Unless the carrying amount of the liability is noted below, we have not recognized a liability either because the guarantees were issued prior to December 31, 2002, or because the fair value of the obligation is immaterial. In addition, unless otherwise stated, we are not currently performing with any significance under the guarantee and expect future performance to be either immaterial or have only a remote chance of occurrence.

Guarantees of Joint Venture Debt
In 2012, in connection with the Separation, we issued a guarantee for 100 percent of the 8.85% Senior Notes issued by MSLP in July 1999. At March 31, 2015, the maximum potential amount of future payments to third parties under the guarantee was estimated to be $189 million, which could become payable if MSLP fails to meet its obligations under the senior notes agreement. The senior notes mature in 2019.

Other Guarantees
We have residual value guarantees associated with leases with maximum future potential payments totaling $361 million. We have other guarantees with maximum future potential payment amounts totaling $123 million, which consist primarily of guarantees to fund the short-term cash liquidity deficits of certain joint ventures and guarantees of the lease payment obligations of a joint venture. These guarantees generally extend up to 9 years or life of the venture.

Indemnifications
Over the years, we have entered into various agreements to sell ownership interests in certain corporations, joint ventures and assets that gave rise to qualifying indemnifications. Agreements associated with these sales include indemnifications for taxes, litigation, environmental liabilities, permits and licenses, supply arrangements, and employee claims; and real estate indemnity against tenant defaults. The provisions of these indemnifications vary greatly. The majority of these indemnifications are related to environmental issues with generally indefinite terms, and the maximum amount of future payments is generally unlimited. The carrying amount recorded for indemnifications at March 31, 2015, was $216 million. We amortize the indemnification liability over the relevant time period, if one exists, based on the facts and circumstances surrounding each type of indemnity. In cases where the indemnification term is indefinite, we will reverse the liability when we have information the liability is essentially relieved or amortize the liability over an appropriate time period as the fair value of our indemnification exposure declines. Although it is reasonably possible future payments may exceed amounts recorded, due to the nature of the indemnifications, it is not possible to make a reasonable estimate of the maximum potential amount of future payments. Included in the recorded carrying amount were $102 million of environmental accruals for known contamination that were included in asset retirement obligations and accrued environmental costs at March 31, 2015. For additional information about environmental liabilities, see Note 11—Contingencies and Commitments.

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

We are currently participating in environmental assessments and cleanups at numerous federal Superfund and comparable state sites. After an assessment of environmental exposures for cleanup and other costs, we make accruals on an undiscounted basis (except those pertaining to sites acquired in a purchase business combination, which we record on a discounted basis) for planned investigation and remediation activities for sites where it is probable future costs will be incurred and these costs can be reasonably estimated. At March 31, 2015, our total environmental accrual was $480 million, compared with $496 million at December 31, 2014. We expect to incur a substantial amount of these expenditures within the next 30 years. We have not reduced these accruals for possible insurance recoveries. In the future, we may be involved in additional environmental assessments, cleanups and proceedings.

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

At March 31, 2015, we had performance obligations secured by letters of credit and bank guarantees of $665 million (of which $51 million was issued under the provisions of our revolving credit facility, and the remainder was issued as direct bank letters of credit and bank guarantees) related to various purchase and other commitments incident to the ordinary conduct of business.

Note 12—Derivatives and Financial Instruments

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

Purchase and sales contracts with fixed minimum notional volumes for commodities that are readily convertible to cash (e.g., crude oil and gasoline) are recorded on the balance sheet as derivatives unless the contracts are eligible for, and we elect, the normal purchases and normal sales exception (i.e., contracts to purchase or sell quantities we expect to use or sell over a reasonable period in the normal course of business). We generally apply this normal purchases and normal sales exception to eligible crude oil, refined product, natural gas liquids (NGL), natural gas and power commodity purchase and sales contracts; however, we may elect not to apply this exception (e.g., when another derivative instrument will be used to mitigate the risk of the purchase or sales contract but hedge accounting will not be applied, in which case both the purchase or sales contract and the derivative contract mitigating the resulting risk will be recorded on the balance sheet at fair value). Our derivative instruments are held at fair value on our consolidated balance sheet. For further information on the fair value of derivatives, see Note 13—Fair Value Measurements.

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

The following table indicates the balance sheet line items that include the fair values of commodity derivative assets and liabilities presented net (i.e., commodity derivative assets and liabilities with the same counterparty are netted where the right of setoff exists); however, the balances in the following table are presented gross. For information on the impact of counterparty netting and collateral netting, see Note 13—Fair Value Measurements.

	Millions of Dollars
	March 31 2015	December 31 2014
Assets
Accounts and notes receivable	$—	(1)
Prepaid expenses and other current assets	1,989	3,839
Other assets	36	29
Liabilities
Other accruals	1,776	3,472
Other liabilities and deferred credits	11	1
Hedge accounting has not been used for any item in the table.

The gains (losses) incurred from commodity derivatives, and the line items where they appear on our consolidated statement of income, were:

	Millions of Dollars
	Three Months Ended March 31
	2015	2014

Sales and other operating revenues	$(31)	57
Other income	43	14
Purchased crude oil and products	20	2
Hedge accounting has not been used for any item in the table.

The following table summarizes our material net exposures resulting from outstanding commodity derivative contracts. These financial and physical derivative contracts are primarily used to manage price exposure on our underlying operations. The underlying exposures may be from non-derivative positions such as inventory volumes. Financial derivative contracts may also offset physical derivative contracts, such as forward sales contracts. As of March 31, 2015, and December 31, 2014, the percentages of our derivative contract volume expiring within the next 12 months were approximately 98 percent and 99 percent, respectively.

	Open Position Long/(Short)
	March 31 2015	December 31 2014
Commodity
Crude oil, refined products and NGL (millions of barrels)	(23)	(11)

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

The aggregate fair values of all derivative instruments with such credit-risk-related contingent features that were in a liability position were not material at March 31, 2015, or December 31, 2014.

Note 13—Fair Value Measurements

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

•	Futures: Fair values are based on quoted market prices obtained from the New York Mercantile Exchange, the InterContinental Exchange, or other traded exchanges.

•	Forward-exchange contracts: Fair value is estimated by comparing the contract rate to the forward rate in effect at the end of the reporting period, which approximates the exit price at that date.

We carry certain assets and liabilities at fair value, which we measure at the reporting date using an exit price (i.e., the price that would be received to sell an asset or paid to transfer a liability), and disclose the quality of these fair values based on the valuation inputs used in these measurements under the following hierarchy:

•	Level 1: Fair value measured with unadjusted quoted prices from an active market for identical assets or liabilities.

•	Level 2: Fair value measured either with: 1) adjusted quoted prices from an active market for similar assets or liabilities; or 2) other valuation inputs that are directly or indirectly observable.

•	Level 3: Fair value measured with unobservable inputs that are significant to the measurement.

We classify the fair value of an asset or liability based on the lowest level of input significant to its measurement; however, the fair value of an asset or liability initially reported as Level 3 will be subsequently reported as Level 2 if the unobservable inputs become inconsequential to its measurement or corroborating market data becomes available. Conversely, an asset or liability initially reported as Level 2 will be subsequently reported as Level 3 if corroborating market data becomes unavailable. We made no material transfers in or out of Level 1 during the three-month periods ended March 31, 2015 and 2014.

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

We have master netting arrangements for all of our exchange-cleared derivative instruments, the majority of our OTC derivative instruments, and certain physical commodity forward contracts (primarily pipeline crude oil deliveries). The following tables show the fair value of these contracts on a net basis in the column “Effect of Counterparty Netting,” which is how these also appear on the consolidated balance sheet.

The carrying values and fair values by hierarchy of our material financial instruments and commodity forward contracts, either carried or disclosed at fair value, including any effects of netting derivative assets with liabilities and netting collateral due to right of setoff or master netting agreements, were:

	Millions of Dollars
	March 31, 2015
	Fair Value Hierarchy			Total Fair Value of Gross Assets & Liabilities	Effect of Counterparty Netting	Effect of Collateral Netting	Difference in Carrying Value and Fair Value	Net Carrying Value Presented on the Balance Sheet	Cash Collateral Received or Paid, Not Offset on Balance Sheet
	Level 1	Level 2	Level 3
Commodity Derivative Assets
Exchange-cleared instruments	$1,146	796	—	1,942	(1,734)	(101)	—	107	—
OTC instruments	—	10	—	10	(6)	—	—	4	—
Physical forward contracts*	—	72	1	73	—	—	—	73	—
Rabbi trust assets	83	—	—	83	N/A	N/A	—	83	N/A
	$1,229	878	1	2,108	(1,740)	(101)	—	267

Commodity Derivative Liabilities
Exchange-cleared instruments	$1,159	575	—	1,734	(1,734)	—	—	—	—
OTC instruments	—	12	—	12	(6)	—	—	6	—
Physical forward contracts*	—	41	—	41	—	—	—	41	—
Floating-rate debt	50	—	—	50	N/A	N/A	—	50	N/A
Fixed-rate debt, excluding capital leases**	—	9,410	—	9,410	N/A	N/A	(711)	8,699	N/A
	$1,209	10,038	—	11,247	(1,740)	—	(711)	8,796
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

The values presented in the preceding tables appear on our balance sheet as follows: for commodity derivative assets and liabilities, see the first table in Note 12—Derivatives and Financial Instruments; rabbi trust assets appear in the “Investments and long-term receivables” line; and floating-rate and fixed-rate debt appear in the “Short-term debt” and “Long-term debt” lines.

Note 14—Employee Benefit Plans

Pension and Postretirement Plans
The components of net periodic benefit cost for the three months ended March 31, 2015 and 2014, were as follows:

	Millions of Dollars
	Pension Benefits				Other Benefits
	2015		2014		2015	2014
	U.S.	Int’l.	U.S.	Int’l.
Components of Net Periodic Benefit Cost
Three Months Ended March 31
Service cost	$31	10	30	10	2	2
Interest cost	27	7	27	9	2	2
Expected return on plan assets	(35)	(10)	(36)	(9)	—	—
Amortization of prior service cost (credit)	1	—	1	(1)	—	—
Recognized net actuarial loss (gain)	19	4	10	3	—	(1)
Settlements	1	—	—	—	—	—
Net periodic benefit cost	$44	11	32	12	4	3

During the first three months of 2015, we contributed $3 million to our U.S. plans and $14 million to our international plans. We currently expect to make additional contributions of approximately $60 million to our U.S. plans and $45 million to our international plans during the remainder of 2015.

Note 15—Accumulated Other Comprehensive Income (Loss)

The following table depicts changes in accumulated other comprehensive income (loss) by component, as well as detail on reclassifications out of accumulated other comprehensive income (loss):

	Millions of Dollars
	Defined Benefit Plans	Foreign Currency Translation	Hedging	Accumulated Other Comprehensive Income (Loss)

December 31, 2013	$(404)	443	(2)	37
Other comprehensive income before reclassifications	2	30	—	32
Amounts reclassified from accumulated other comprehensive income (loss)*
Amortization of defined benefit plan items**
Actuarial losses	8	—	—	8
Net current period other comprehensive income	10	30	—	40
March 31, 2014	$(394)	473	(2)	77

December 31, 2014	$(696)	167	(2)	(531)
Other comprehensive income (loss) before reclassifications	3	(188)	—	(185)
Amounts reclassified from accumulated other comprehensive income (loss)*
Amortization of defined benefit plan items**
Actuarial losses and settlements	22	—	—	22
Net current period other comprehensive income (loss)	25	(188)	—	(163)
March 31, 2015	$(671)	(21)	(2)	(694)
* There were no significant reclassifications related to foreign currency translation or hedging.
** These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit cost (see Note 14—Employee Benefit Plans, for additional information).

Note 16—Cash Flow Information

PSPI Noncash Stock Exchange
As discussed more fully in Note 5—Assets Held for Sale or Sold, in February 2014 we completed the exchange of the stock of PSPI for shares of Phillips 66 common stock owned by the other party to the transaction. The noncash portion of the net assets surrendered by us in the exchange was $204 million, and we received approximately 17.4 million shares of our common stock, with a fair value at the time of the exchange of $1.35 billion.

Note 17—Related Party Transactions

Significant transactions with related parties were:

	Millions of Dollars
	Three Months Ended March 31
	2015	2014

Operating revenues and other income (a)	$617	2,067
Purchases (b)	1,948	3,991
Operating expenses and selling, general and administrative expenses (c)	31	35
Interest expense (d)	2	2

In December 2014, we completed the sale of our interest in the Malaysian Refining Company Sdn. Bdh. (MRC). Accordingly, sales of crude oil to MRC and purchases of refined products from MRC are only included in the 2014 period in the table above.

(a)
NGL and other petrochemical feedstocks, along with solvents, were sold to CPChem, and gas oil and hydrogen feedstocks were sold to Excel. Certain feedstocks and intermediate products were sold to WRB. We also acted as agent for WRB in supplying crude oil and other feedstocks, wherein the transactional amounts did not impact operating revenues. In addition, we charged several of our affiliates, including CPChem and MSLP, for the use of common facilities, such as steam generators, waste and water treaters, and warehouse facilities.

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

Note 18—Segment Disclosures and Related Information

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

Analysis of Results by Operating Segment

	Millions of Dollars
	Three Months Ended March 31
	2015	2014
Sales and Other Operating Revenues
Midstream
Total sales	$969	2,155
Intersegment eliminations	(254)	(292)
Total Midstream	715	1,863
Chemicals	2	2
Refining
Total sales	14,271	29,215
Intersegment eliminations	(8,756)	(17,558)
Total Refining	5,515	11,657
Marketing and Specialties
Total sales	16,748	27,046
Intersegment eliminations	(211)	(292)
Total Marketing and Specialties	16,537	26,754
Corporate and Other	9	7
Consolidated sales and other operating revenues	$22,778	40,283

Net Income (Loss) Attributable to Phillips 66
Midstream	$67	188
Chemicals	203	316
Refining	538	306
Marketing and Specialties	304	137
Corporate and Other	(125)	(81)
Discontinued operations	—	706
Consolidated net income attributable to Phillips 66	$987	1,572

	Millions of Dollars
	March 31 2015	December 31 2014
Total Assets
Midstream	$7,847	7,295
Chemicals	5,469	5,209
Refining	23,040	22,808
Marketing and Specialties	6,461	7,051
Corporate and Other	6,260	6,378
Consolidated total assets	$49,077	48,741

Note 19—Income Taxes

Our effective tax rate for the first quarter of 2015 was 28 percent, compared with 33 percent for the corresponding period of 2014. The decrease in the effective tax rate for the first quarter of 2015, compared with the first quarter of 2014, was primarily attributable to a favorable tax settlement in the United Kingdom and the recognition of a nontaxable gain associated with the sale of ICHP. For additional information on the nontaxable gain, see Note 5—Assets Held for Sale or Sold. The effective tax rate varies from the federal statutory tax rate of 35 percent primarily as a result of state tax expense, offset by the manufacturing deduction and foreign operations.

Note 20—Phillips 66 Partners LP

In 2013, we formed Phillips 66 Partners, a master limited partnership, to own, operate, develop and acquire primarily fee-based crude oil, refined petroleum product and NGL pipelines and terminals, as well as other transportation and midstream assets.
On March 2, 2015, we contributed to Phillips 66 Partners our equity interests in Explorer Pipeline Company (19.5 percent), DCP Sand Hills Pipeline, LLC (33.3 percent), and DCP Southern Hills Pipeline, LLC (33.3 percent). We account for each of these investments under the equity method of accounting. The total consideration for the transaction was $1,010 million, which consisted of $880 million in cash and the issuance of common units and general partner units to us with an aggregate fair value of $130 million.
On February 23, 2015, Phillips 66 Partners completed a public offering of 5,250,000 common units representing limited partner interests, at a public offering price of $75.50 per unit. The net proceeds at closing were $384 million. Additionally, Phillips 66 Partners closed a public offering of $1.1 billion aggregate principal amount of senior notes. For additional information about the senior notes, see Note 9—Debt.
Phillips 66 Partners used the net proceeds of both offerings to fund the acquisition transaction discussed above and repay existing borrowings from a subsidiary of Phillips 66. The remainder is expected to be used for capital expenditures and for general partnership purposes.
At March 31, 2015, we owned a 69 percent limited partner interest and a 2 percent general partner interest in Phillips 66 Partners, while the public owned a 29 percent limited partner interest. We consolidate Phillips 66 Partners because we control the partnership through our general partner interest (see Note 2—Variable Interest Entities (VIEs), for additional information). The public’s ownership interest in Phillip’s 66 Partners was $801 million at March 31, 2015, and is reflected as a noncontrolling interest in our financial statements. The most significant assets of Phillips 66 Partners that are available to settle only its obligations were equity investments of $801 million and net PP&E of $465 million at March 31, 2015.

Note 21—New Accounting Standards

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs.” This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for annual and quarterly reporting periods of public entities beginning after December 15, 2015, applied on a retrospective basis. Early adoption is permitted for financial statements that have not been previously issued. We currently have debt issuance costs included as deferred charges in our balance sheet, which will be reclassified as a reduction of debt when we adopt ASU 2015-03.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” The new standard converged guidance on recognizing revenues in contracts with customers under accounting principles generally accepted in the United States and International Financial Reporting Standards. This ASU is intended to improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. ASU 2014-09 is effective for annual and quarterly reporting periods of public entities beginning after December 15, 2016. Early application for public entities is not permitted. In April 2015, the FASB issued for comment an exposure draft, “Revenue

Recognition - Deferral of the Effective Date of ASU 2014-09,” which will delay implementation for one year. We are currently evaluating the provisions of ASU 2014-09 and assessing the impact, if any, it may have on our financial position and results of operations.

Note 22—Condensed Consolidating Financial Information

$7.5 billion of our senior notes were issued by Phillips 66, and are guaranteed by Phillips 66 Company, a 100-percent-owned subsidiary. Phillips 66 Company has fully and unconditionally guaranteed the payment obligations of Phillips 66 with respect to these debt securities. The following condensed consolidating financial information presents the results of operations, financial position and cash flows for:

•	Phillips 66 and Phillips 66 Company (in each case, reflecting investments in subsidiaries utilizing the equity method of accounting).

•	All other nonguarantor subsidiaries.

•	The consolidating adjustments necessary to present Phillips 66’s results on a consolidated basis.

This condensed consolidating financial information should be read in conjunction with the accompanying consolidated financial statements and notes. The 2014 quarterly condensed consolidating financial information was revised to eliminate intra-column lending transactions, to realign interest revenue from certain inter-column lending activities to the appropriate column, and to make the associated adjustments required to equity earnings and investments. These changes did not impact the total consolidated amounts.

	Millions of Dollars
	Three Months Ended March 31, 2015
Statement of Income	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Revenues and Other Income
Sales and other operating revenues	$—	15,587	7,191	—	22,778
Equity in earnings of affiliates	1,052	722	49	(1,367)	456
Net gain on dispositions	—	(5)	127	—	122
Other income	—	59	11	—	70
Intercompany revenues	—	140	2,149	(2,289)	—
Total Revenues and Other Income	1,052	16,503	9,527	(3,656)	23,426

Costs and Expenses
Purchased crude oil and products	—	12,277	6,673	(2,255)	16,695
Operating expenses	4	874	230	(14)	1,094
Selling, general and administrative expenses	2	292	101	(1)	394
Depreciation and amortization	—	194	59	—	253
Impairments	—	—	—	—	—
Taxes other than income taxes	—	1,381	2,081	—	3,462
Accretion on discounted liabilities	—	4	1	—	5
Interest and debt expense	93	6	6	(19)	86
Foreign currency transaction losses	—	—	49	—	49
Total Costs and Expenses	99	15,028	9,200	(2,289)	22,038
Income from continuing operations before income taxes	953	1,475	327	(1,367)	1,388
Provision (benefit) for income taxes	(34)	423	2	—	391
Income from Continuing Operations	987	1,052	325	(1,367)	997
Income from discontinued operations	—	—	—	—	—
Net income	987	1,052	325	(1,367)	997
Less: net income attributable to noncontrolling interests	—	—	10	—	10
Net Income Attributable to Phillips 66	$987	1,052	315	(1,367)	987

Comprehensive Income	$824	889	149	(1,028)	834

	Millions of Dollars
	Three Months Ended March 31, 2014
Statement of Income	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Revenues and Other Income
Sales and other operating revenues	$—	27,239	13,044	—	40,283
Equity in earnings of affiliates	922	738	178	(1,060)	778
Net gain on dispositions	—	—	7	—	7
Other income	—	22	9	—	31
Intercompany revenues	—	376	4,603	(4,979)	—
Total Revenues and Other Income	922	28,375	17,841	(6,039)	41,099

Costs and Expenses
Purchased crude oil and products	—	24,384	14,938	(4,941)	34,381
Operating expenses	2	893	201	(6)	1,090
Selling, general and administrative expenses	3	286	138	(25)	402
Depreciation and amortization	—	180	54	—	234
Impairments	—	1	—	—	1
Taxes other than income taxes	—	1,301	2,337	—	3,638
Accretion on discounted liabilities	—	5	1	—	6
Interest and debt expense	66	4	5	(7)	68
Foreign currency transaction losses (gains)	—	—	(19)	—	(19)
Total Costs and Expenses	71	27,054	17,655	(4,979)	39,801
Income from continuing operations before income taxes	851	1,321	186	(1,060)	1,298
Provision (benefit) for income taxes	(25)	399	52	—	426
Income from Continuing Operations	876	922	134	(1,060)	872
Income from discontinued operations*	696	—	10	—	706
Net income	1,572	922	144	(1,060)	1,578
Less: net income attributable to noncontrolling interests	—	—	6	—	6
Net Income Attributable to Phillips 66	$1,572	922	138	(1,060)	1,572

Comprehensive Income	$1,612	962	176	(1,132)	1,618
* Net of provision for income taxes on discontinued operations:	$—	—	5	—	5

	Millions of Dollars
	March 31, 2015
Balance Sheet	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Assets
Cash and cash equivalents	$—	1,686	3,704	—	5,390
Accounts and notes receivable	26	3,761	2,424	(474)	5,737
Inventories	—	2,637	1,529	—	4,166
Prepaid expenses and other current assets	9	499	343	—	851
Total Current Assets	35	8,583	8,000	(474)	16,144
Investments and long-term receivables	31,029	20,428	5,332	(46,260)	10,529
Net properties, plants and equipment	—	12,369	5,549	—	17,918
Goodwill	—	3,040	234	—	3,274
Intangibles	—	694	188	—	882
Other assets	58	153	123	(4)	330
Total Assets	$31,122	45,267	19,426	(46,738)	49,077

Liabilities and Equity
Accounts payable	$—	4,659	3,508	(474)	7,693
Short-term debt	—	20	17	(2)	35
Accrued income and other taxes	—	612	500	—	1,112
Employee benefit obligations	—	258	25	—	283
Other accruals	143	236	362	—	741
Total Current Liabilities	143	5,785	4,412	(476)	9,864
Long-term debt	7,456	162	1,294	2	8,914
Asset retirement obligations and accrued environmental costs	—	469	181	—	650
Deferred income taxes	—	4,289	1,198	(4)	5,483
Employee benefit obligations	—	1,087	205	—	1,292
Other liabilities and deferred credits	1,734	2,493	2,067	(6,015)	279
Total Liabilities	9,333	14,285	9,357	(6,493)	26,482
Common stock	12,433	25,404	8,059	(33,463)	12,433
Retained earnings	10,050	6,272	1,344	(7,645)	10,021
Accumulated other comprehensive income (loss)	(694)	(694)	(169)	863	(694)
Noncontrolling interests	—	—	835	—	835
Total Liabilities and Equity	$31,122	45,267	19,426	(46,738)	49,077

	Millions of Dollars
	December 31, 2014
Balance Sheet	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Assets
Cash and cash equivalents	$—	2,045	3,162	—	5,207
Accounts and notes receivable	14	5,069	3,274	(1,102)	7,255
Inventories	—	2,026	1,371	—	3,397
Prepaid expenses and other current assets	9	429	399	—	837
Total Current Assets	23	9,569	8,206	(1,102)	16,696
Investments and long-term receivables	30,141	18,896	4,631	(43,479)	10,189
Net properties, plants and equipment	—	12,267	5,079	—	17,346
Goodwill	—	3,040	234	—	3,274
Intangibles	—	694	206	—	900
Other assets	60	159	121	(4)	336
Total Assets	$30,224	44,625	18,477	(44,585)	48,741

Liabilities and Equity
Accounts payable	$—	5,618	3,548	(1,102)	8,064
Short-term debt	798	26	18	—	842
Accrued income and other taxes	—	356	522	—	878
Employee benefit obligations	—	409	53	—	462
Other accruals	65	242	541	—	848
Total Current Liabilities	863	6,651	4,682	(1,102)	11,094
Long-term debt	7,457	159	226	—	7,842
Asset retirement obligations and accrued environmental costs	—	494	189	—	683
Deferred income taxes	—	4,240	1,255	(4)	5,491
Employee benefit obligations	—	1,074	231	—	1,305
Other liabilities and deferred credits	285	1,919	2,126	(4,041)	289
Total Liabilities	8,605	14,537	8,709	(5,147)	26,704
Common stock	12,812	25,405	8,240	(33,645)	12,812
Retained earnings	9,338	5,214	1,074	(6,317)	9,309
Accumulated other comprehensive income	(531)	(531)	7	524	(531)
Noncontrolling interests	—	—	447	—	447
Total Liabilities and Equity	$30,224	44,625	18,477	(44,585)	48,741

	Millions of Dollars
	Three Months Ended March 31, 2015
Statement of Cash Flows	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Cash Flows From Operating Activities
Net cash provided by continuing operating activities	$52	60	1,298	(58)	1,352
Net cash provided by discontinued operations	—	—	—	—	—
Net Cash Provided by Operating Activities	52	60	1,298	(58)	1,352

Cash Flows From Investing Activities
Capital expenditures and investments*	—	(425)	(1,490)	834	(1,081)
Proceeds from asset dispositions	—	881	(10)	(880)	(9)
Intercompany lending activities	1,449	(833)	(616)	—	—
Advances/loans—related parties	—	(50)	—	—	(50)
Other	—	12	90	—	102
Net cash provided by (used in) continuing investing activities	1,449	(415)	(2,026)	(46)	(1,038)
Net cash used in discontinued operations	—	—	—	—	—
Net Cash Provided by (Used in) Investing Activities	1,449	(415)	(2,026)	(46)	(1,038)

Cash Flows From Financing Activities
Issuance of debt	—	—	1,169	—	1,169
Repayment of debt	(800)	(4)	(91)	—	(895)
Issuance of common stock	(25)	—	—	—	(25)
Repurchase of common stock	(399)	—	—	—	(399)
Dividends paid on common stock	(272)	—	(39)	39	(272)
Distributions to controlling interests	—	—	(165)	165	—
Distributions to noncontrolling interests	—	—	(6)	—	(6)
Net proceeds from issuance of Phillips 66 Partners LP common units	—	—	384	—	384
Other*	(5)	—	91	(100)	(14)
Net cash provided by (used in) continuing financing activities	(1,501)	(4)	1,343	104	(58)
Net cash provided by (used in) discontinued operations	—	—	—	—	—
Net Cash Provided by (Used in) Financing Activities	(1,501)	(4)	1,343	104	(58)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	(73)	—	(73)

Net Change in Cash and Cash Equivalents	—	(359)	542	—	183
Cash and cash equivalents at beginning of period	—	2,045	3,162	—	5,207
Cash and Cash Equivalents at End of Period	$—	1,686	3,704	—	5,390
* Includes intercompany capital contributions.

	Millions of Dollars
	Three Months Ended March 31, 2014
Statement of Cash Flows	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Cash Flows From Operating Activities
Net cash provided by continuing operating activities	$52	10	1,439	(105)	1,396
Net cash provided by discontinued operations	—	—	2	—	2
Net Cash Provided by Operating Activities	52	10	1,441	(105)	1,398

Cash Flows From Investing Activities
Capital expenditures and investments*	—	(840)	(450)	718	(572)
Proceeds from asset dispositions	—	871	36	(400)	507
Intercompany lending activities	1,291	(66)	(1,225)	—	—
Other	—	(38)	51	—	13
Net cash provided by (used in) continuing investing activities	1,291	(73)	(1,588)	318	(52)
Net cash used in discontinued operations	—	—	(34)	—	(34)
Net Cash Provided by (Used in) Investing Activities	1,291	(73)	(1,622)	318	(86)

Cash Flows From Financing Activities
Repayment of debt	—	(3)	(5)	—	(8)
Issuance of common stock	(20)	—	—	—	(20)
Repurchase of common stock	(640)	—	—	—	(640)
Share exchange—PSPI transaction	(450)	—	—	—	(450)
Dividends paid on common stock	(229)	—	(93)	93	(229)
Distributions to controlling interests	—	—	(274)	274	—
Distributions to noncontrolling interests	—	—	(4)	—	(4)
Other*	(4)	—	580	(580)	(4)
Net cash provided by (used in) continuing financing activities	(1,343)	(3)	204	(213)	(1,355)
Net cash provided by (used in) discontinued operations	—	—	—	—	—
Net Cash Provided by (Used in) Financing Activities	(1,343)	(3)	204	(213)	(1,355)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	(31)	—	(31)

Net Change in Cash and Cash Equivalents	—	(66)	(8)	—	(74)
Cash and cash equivalents at beginning of period	—	2,162	3,238	—	5,400
Cash and Cash Equivalents at End of Period	$—	2,096	3,230	—	5,326
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

BUSINESS ENVIRONMENT AND EXECUTIVE OVERVIEW

Phillips 66 is an energy manufacturing and logistics company with midstream, chemicals, refining, and marketing and specialties businesses. At March 31, 2015, we had total assets of $49 billion. Our common stock trades on the New York Stock Exchange under the symbol “PSX.”

Executive Overview
We reported earnings of $987 million in the first quarter of 2015 and generated $1,352 million in cash from operating activities. We used available cash to fund capital expenditures and investments of $1,081 million, pay dividends of $272 million, repurchase $399 million of our common stock, and repay our $800 million of senior notes that came due in the quarter. Phillips 66 Partners LP issued $1,100 million of debt and $384 million of common units to the public. We ended the first quarter of 2015 with $5.4 billion of cash and cash equivalents and approximately $5.4 billion of total capacity available under our liquidity facilities.

Business Environment
The Midstream segment includes our 50 percent equity investment in DCP Midstream, LLC (DCP Midstream). Earnings of DCP Midstream are closely linked to natural gas liquids (NGL) prices, natural gas prices and crude oil prices. Industry NGL prices decreased in the first quarter of 2015, compared with the first quarter and fourth quarter of 2014. Ethane prices decreased in the first quarter of 2015, compared with the first quarter and the fourth quarter of 2014, primarily due to excess ethane supply and lower natural gas prices. Propane prices continued to decrease from the first and fourth quarter of 2014 to the first quarter of 2015, mainly due to the decline in crude prices over the period. Natural gas prices decreased in the first quarter of 2015, compared with the first quarter and fourth quarter of 2014, as seasonal inventory draws were smaller than market expectations.

The Chemicals segment consists of our 50 percent equity investment in Chevron Phillips Chemical Company LLC (CPChem). The chemicals and plastics industry is mainly a commodity-based industry where the margins for key products are based on market factors. The chemicals and plastics industry continues to experience higher ethylene margins in regions of the world where production is based upon NGL versus crude-derived feedstocks. In particular, companies with North American light NGL-based crackers benefited from lower-priced feedstocks; however, the ethylene to polyethylene chain margins have compressed in 2015 with the significant decline in crude oil prices that began in late 2014.

Results for our Refining segment depend largely on refining margins, cost control, refinery throughput, and product yields. The crack spread is a measure of the difference between market prices for refined petroleum products and crude oil, and it is used within our industry as an indicator for refining margins. The U.S. 3:2:1 crack spread (three barrels of crude oil producing two barrels of gasoline and one barrel of diesel) increased in the first quarter of 2015, compared with the first quarter and fourth quarter of 2014. The increase in the first quarter 2015 domestic industry crack spread was due to the average market crude oil price declining more than the average market gasoline price. The crude price decline was driven by factors such as large storage increases at locations like Cushing, Oklahoma. This was further compounded by U.S. Gulf Coast refinery maintenance activities during the first quarter of 2015.

The Northwest Europe benchmark crack spread in the first quarter of 2015 increased compared with the first quarter and the fourth quarter of 2014. The increase was primarily due to the crude price declining more than the average market gasoline price. Crude became oversupplied at a time when European demand for final products and product arbitrage opportunities were bolstered by the lower flat price environment. It is also for these same reasons that the first quarter of 2015 saw an almost 25 percent increase year on year.

Results for our M&S segment depend largely on marketing fuel margins, base oil margins, lubricant margins and other specialty product margins. These margins are primarily based on market factors, largely determined by the relationship between demand and supply. Marketing fuel margins are influenced by crude oil pricing trends, which drive spot prices for refined products. Generally, in a period of rising crude oil prices, refined product spot prices will increase at a faster pace than the corresponding wholesale “rack” price of products sold to retailers, thereby tightening marketing margins. In a period of falling crude oil prices, the inverse occurs, and marketing margins generally benefit. Gasoline prices benefited from tight supply and the move toward summer blends during the first quarter of 2015.  However, crude oil prices did not decline as sharply as that experienced in the fourth quarter of 2014, which resulted in lower margins in the first quarter of 2015 relative to the fourth quarter of 2014.

RESULTS OF OPERATIONS

Unless otherwise indicated, discussion of results for the three-month period ended March 31, 2015, is based on a comparison with the corresponding period of 2014.

Consolidated Results
A summary of net income (loss) attributable to Phillips 66 by business segment follows:

	Millions of Dollars
	Three Months Ended March 31
	2015	2014

Midstream	$67	188
Chemicals	203	316
Refining	538	306
Marketing and Specialties	304	137
Corporate and Other	(125)	(81)
Income from continuing operations attributable to Phillips 66	987	866
Discontinued Operations	—	706
Net income attributable to Phillips 66	$987	1,572

Earnings from continuing operations increased $121 million, or 14 percent, in the first quarter of 2015. The increase is primarily attributable to improved refining margins, as well as a $110 million gain from the partial recognition of the previously deferred gain related to the sale in 2013 of the Immingham Combined Heat and Power Plant (ICHP). These items were partially offset by lower equity earnings from CPChem and DCP Midstream.

See the “Segment Results” section, for additional information on our segment results.

Statement of Income Analysis

Sales and other operating revenues for the first quarter of 2015 decreased 43 percent, and purchased crude oil and products decreased 51 percent. These decreases were primarily due to lower prices for petroleum products, crude oil and NGL.

Equity in earnings of affiliates decreased 41 percent in the first quarter of 2015, primarily resulting from decreased earnings from CPChem, DCP Midstream, and WRB Refining LP (WRB). Equity in earnings of WRB decreased 41 percent during the first quarter of 2015, mainly due to lower realized refining margins in the Central Corridor as a result of a lower feedstock advantage. See the “Segment Results” section, for additional information on CPChem and DCP Midstream earnings.

Net gain on dispositions for the first quarter of 2015 was $122 million, compared with $7 million for the first quarter of 2014. The increase primarily resulted from the partial recognition of the previously deferred gain related to the sale of ICHP in the amount of $110 million. See Note 5—Assets Held for Sale or Sold, in the Notes to Consolidated Financial Statements, for additional information.

See Note 19—Income Taxes, in the Notes to Consolidated Financial Statements, for information regarding our provision for income taxes and effective tax rates.

Segment Results

Midstream

	Three Months Ended March 31
	2015	2014
	Millions of Dollars
Net Income (Loss) Attributable to Phillips 66
Transportation	$65	62
DCP Midstream	(12)	83
NGL	14	43
Total Midstream	$67	188

	Dollars Per Unit
Weighted Average NGL Price*
DCP Midstream (per barrel)	$20.57	44.52
DCP Midstream (per gallon)	0.49	1.06
* Based on index prices from the Mont Belvieu and Conway market hubs that are weighted by NGL component and location mix.

	Thousands of Barrels Daily
Transportation Volumes
Pipelines*	3,145	3,101
Terminals	1,983	1,477

Operating Statistics
NGL extracted**	399	445
NGL fractionated***	108	112
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

Earnings from the Midstream segment decreased $121 million, or 64 percent, in the first quarter of 2015.

Transportation earnings increased $3 million in the first quarter of 2015. The increase reflected the startup of our Bayway and Ferndale rail unloading facilities in the second half of 2014, the settlement of a previously pending claim, and increased throughput volumes. These items were partially offset by higher operating costs, primarily related to integrity and maintenance activities.

Earnings associated with our investment in DCP Midstream decreased $95 million in the first quarter of 2015. The decrease was primarily due to lower NGL, crude oil and natural gas prices during the first quarter of 2015, compared with the first quarter of 2014, partially offset by asset growth and improved performance in certain geographic regions. See the “Business Environment and Executive Overview” section for information on market factors impacting this quarter’s results.

DCP Midstream Partners, LP, a master limited partnership formed by DCP Midstream, periodically issues limited partner units to the public. These issuances benefited our equity in earnings from DCP Midstream, on an after-tax basis, by $1 million in the three-month period ended March 31, 2015, compared with $30 million in the corresponding period of 2014.

The earnings of our NGL business decreased $29 million for the three-month period ended March 31, 2015. The decrease reflected lower realized margins, as well as increased costs associated with growth projects. These items were partially offset by improved equity earnings from our investment in DCP Sand Hills Pipeline, LLC.

Chemicals

	Three Months Ended March 31
	2015	2014

	Millions of Dollars

Net Income Attributable to Phillips 66	$203	316

	Millions of Pounds
CPChem Externally Marketed Sales Volumes*
Olefins and Polyolefins	4,019	4,302
Specialties, Aromatics and Styrenics	1,482	1,569
	5,501	5,871
* Includes 100 percent of CPChem’s outside sales of produced petrochemical products, as well as commission sales from equity affiliates.

Olefins and Polyolefins Capacity Utilization (percent)	87%	93%

The Chemicals segment consists of our 50 percent interest in CPChem, which we account for under the equity method. CPChem uses NGL and other feedstocks to produce petrochemicals. These products are then marketed and sold or used as feedstocks to produce plastics and other chemicals.

Earnings from the Chemicals segment decreased $113 million, or 36 percent, in the first quarter of 2015. The decrease was primarily driven by lower ethylene margins due to lower sales prices, lower equity earnings from CPChem’s Middle East equity affiliates, and higher turnaround activity costs. These decreases were partially offset by lower feedstock costs and a decrease in utility costs due to lower natural gas prices. See the “Business Environment and Executive Overview” section for information on market factors impacting this quarter’s results.

Refining

	Three Months Ended March 31
	2015	2014

	Millions of Dollars
Net Income (Loss) Attributable to Phillips 66
Atlantic Basin/Europe	$113	38
Gulf Coast	71	79
Central Corridor	195	225
Western/Pacific	159	(36)
Worldwide	$538	306

	Dollars Per Barrel
Refining Margins*
Atlantic Basin/Europe	$9.94	8.34
Gulf Coast	10.59	8.80
Central Corridor	13.86	15.38
Western/Pacific	16.54	7.58
Worldwide	12.26	9.88
* Based on total processed inputs and includes proportional share of refining margins contributed by certain equity affiliates.

	Thousands of Barrels Daily
Operating Statistics
Refining operations*
Atlantic Basin/Europe
Crude oil capacity	588	588
Crude oil processed	514	551
Capacity utilization (percent)	87%	94
Refinery production	573	588
Gulf Coast
Crude oil capacity	738	733
Crude oil processed	528	613
Capacity utilization (percent)	72%	84
Refinery production	601	717
Central Corridor
Crude oil capacity	492	485
Crude oil processed	460	466
Capacity utilization (percent)	94%	96
Refinery production	487	483
Western/Pacific
Crude oil capacity	360	440
Crude oil processed	327	395
Capacity utilization (percent)	91%	90
Refinery production	361	429
Worldwide
Crude oil capacity	2,178	2,246
Crude oil processed	1,829	2,025
Capacity utilization (percent)	84%	90
Refinery production	2,022	2,217
* Includes our share of equity affiliates.

The Refining segment buys, sells and refines crude oil and other feedstocks into petroleum products (such as gasoline, distillates and aviation fuels) at 14 refineries, mainly in the United States and Europe.

Earnings for the Refining segment increased $232 million, or 76 percent, in the first quarter of 2015. The increase was primarily due to higher realized refining margins resulting from improved secondary products margins and increased market crack spreads, partially offset by lower feedstock advantage and lower clean product differentials. See the “Business Environment and Executive Overview” section for information on market factors impacting this quarter’s results.

Our worldwide refining crude oil capacity utilization rate was 84 percent in the first quarter of 2015, compared with 90 percent in the first quarter of 2014. The decrease was primarily due to higher turnaround activities and unplanned downtime.

Effective January 1, 2015, we aligned the results of the activities previously included in “Other Refining” into the Atlantic Basin/Europe, Gulf Coast, Central Corridor, and Western/Pacific refining regions. There were no changes to the consolidated Refining operating segment as a result of this alignment. The new alignment is presented for the three-month period ended March 31, 2015, with the prior periods recast for comparability.

Marketing and Specialties

	Three Months Ended March 31
	2015	2014

	Millions of Dollars
Net Income Attributable to Phillips 66
Marketing and Other	$254	93
Specialties	50	44
Total Marketing and Specialties	$304	137

	Dollars Per Barrel
Realized Marketing Fuel Margin*
U.S.	$1.46	1.19
International	3.85	3.72
* On third-party petroleum products sales.

	Dollars Per Gallon
U.S. Average Wholesale Prices*
Gasoline	$1.73	2.79
Distillates	1.81	3.10
* Excludes excise taxes.

	Thousands of Barrels Daily
Marketing Petroleum Products Sales Volumes
Gasoline	1,062	1,119
Distillates	882	944
Other products	16	16
Total	1,960	2,079

The M&S segment purchases for resale and markets refined petroleum products (such as gasoline, distillates and aviation fuels), mainly in the United States and Europe. In addition, this segment includes the manufacturing and marketing of specialty products (such as base oils and lubricants), as well as power generation operations.

The M&S segment earnings increased $167 million, or 122 percent, in the first quarter of 2015, primarily due to the $110 million partial recognition of the previously deferred gain related to the 2013 sale of ICHP. During the first quarter of 2015, marketing margins benefited from higher renewable fuels blending activities, consignment fuel sales, and positive foreign exchange impacts. See the “Business Environment and Executive Overview” section for information on marketing fuel margins and other market factors impacting this quarter’s results.

The remaining deferred gain of $132 million related to the 2013 sale of ICHP is expected to be recognized in the M&S segment’s earnings in the second quarter of 2015.

Corporate and Other

	Millions of Dollars
	Three Months Ended March 31
	2015	2014
Net Income (Loss) Attributable to Phillips 66
Net interest	$(53)	(41)
Corporate general and administrative expenses	(45)	(40)
Technology	(14)	(13)
Other	(13)	13
Total Corporate and Other	$(125)	(81)

Net interest consists of interest and financing expense, net of interest income and capitalized interest. Net interest increased $12 million in the three-month period ended March 31, 2015, primarily due to a higher average debt principal balance, partially offset by increased capitalized interest.

The category “Other” includes certain income tax expenses, environmental costs associated with sites no longer in operation, foreign currency transaction gains and losses and other costs not directly associated with an operating segment. The increase in costs for the first quarter of 2015 was primarily due to foreign tax credit carryforwards that were utilized during the first quarter of 2014.

Discontinued Operations

	Millions of Dollars
	Three Months Ended March 31
	2015	2014
Net Income Attributable to Phillips 66
Discontinued operations	$—	706

In February 2014, we completed the PSPI share exchange, resulting in the receipt of approximately 17.4 million shares of Phillips 66 common stock, which are held as treasury shares, and the recognition of a before-tax noncash gain of $696 million. See Note 5—Assets Held for Sale or Sold, in the Notes to Consolidated Financial Statements, for additional information on this transaction.

CAPITAL RESOURCES AND LIQUIDITY

Financial Indicators

	Millions of Dollars Except as Indicated
	March 31 2015	December 31 2014

Short-term debt	$35	842
Total debt	8,949	8,684
Total equity	22,595	22,037
Percent of total debt to capital*	28%	28
Percent of floating-rate debt to total debt	1%	1
* Capital includes total debt and total equity.

To meet our short- and long-term liquidity requirements, we look to a variety of funding sources, but rely primarily on cash generated from operating activities. During the first three months of 2015, we generated $1,352 million in cash from operations, received $1,169 million from Phillips 66 Partners’ issuance of debt, and received $384 million from the issuance of Phillips 66 Partners’ common units to the public. Available cash was primarily used for capital expenditures and investments ($1,081 million), debt repayments ($895 million), repurchases of our common stock ($399 million), dividend payments on our common stock ($272 million), and a related party loan to WRB ($50 million). During the first three months of 2015, cash and cash equivalents increased by $183 million to $5,390 million.

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

Significant Sources of Capital

Operating Activities
During the first three months of 2015, cash provided by operating activities was $1,352 million, compared with $1,398 million for the first three months of 2014. Although net income was lower during the first three months of 2015, compared with the first three months of 2014, there were large noncash items benefiting earnings, including the gain on the PSPI exchange in 2014, partially offset by recognition in 2015 of a deferred gain from a 2013 asset disposition. After consideration of these items, underlying earnings for the first three months of 2015 were similar to the comparable period of 2014. Increased positive working capital impacts during the first three months of 2015 were driven mainly by lower inventory builds at reduced commodity prices and decreased receivables, partially offset by decreased payables, as compared with the same period of 2014. These positive impacts were partially offset by decreased distributions during the first three months of 2015 from equity affiliates, including CPChem, DCP Midstream and WRB, compared with the same period of 2014. Operating cash flows in the first quarter of 2014 also benefited from the receipt of a special distribution from WRB, of which $760 million was considered an operating cash flow. For additional information about the WRB special distribution, see Note 6—Investments, Loans and Long-Term Receivables, in the Notes to Consolidated Financial Statements.

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

Our operating cash flows are also impacted by distribution decisions made by our equity affiliates, including DCP Midstream, CPChem and WRB. During the first three months of 2015, cash from operations included dividends of $119 million from our equity affiliates, compared with $1,410 million during the same period of 2014, which included a special distribution from WRB of $760 million. Due to the low commodity price environment, WRB and DCP Midstream did not make cash distributions in the first quarter of 2015. We and our co-venturer in WRB each made a $50 million cash advance to WRB in the first quarter of 2015 to provide for WRB’s working capital needs. WRB repaid the advance in late April. CPChem distributed $26 million to us in the first quarter of 2015, compared with $135 million in the first quarter of 2014, with the decrease reflecting CPChem’s higher capital spending and lower margin environment. We cannot control the amount of future dividends from equity affiliates; therefore, future dividend payments by these companies are not assured.

Contributions to Phillips 66 Partners LP
Effective March 2, 2015, we contributed to Phillips 66 Partners our equity interests in Explorer Pipeline Company (19.5 percent), DCP Sand Hills Pipeline, LLC (33.3 percent), and DCP Southern Hills Pipeline, LLC (33.3 percent) for total consideration of $1,010 million. Each of these investments is accounted for under the equity method of accounting. Phillips 66 Partners financed the acquisition with $880 million in cash, partially funded by a public offering of common units representing limited partner interests and debt financing, and the issuance to us of 1,587,376 and 139,538 additional common units and general partner units, respectively, with an aggregate fair value of $130 million. See Note 9—Debt and Note 20—Phillips 66 Partners LP, in the Notes to Consolidated Financial Statements, for additional information.

Credit Facilities and Commercial Paper
As of March 31, 2015, no amount had been drawn under our $5 billion credit facility; however, $51 million in letters of credit had been issued that were supported by this facility. As of March 31, 2015, no amount was outstanding under the $500 million revolving credit agreement of Phillips 66 Partners.

We have a $5 billion commercial paper program for short-term working capital needs. Commercial paper maturities are generally limited to 90 days. As of March 31, 2015, we had no borrowings under our commercial paper program.

Phillips 66 Partners LP Debt and Equity Financing
In February 2015, Phillips 66 Partners issued $1.1 billion of debt consisting of:

•	$300 million aggregate principal amount of 2.646% Senior Notes due 2020.

•	$500 million aggregate principal amount of 3.605% Senior Notes due 2025.

•	$300 million aggregate principal amount of 4.680% Senior Notes due 2045.

Interest on each series of the senior notes is payable semi-annually in arrears.

In February 2015, Phillips 66 Partners completed a public offering of 5,250,000 common units representing limited partner interests. The net proceeds at closing were $384 million.

Phillips 66 Partners used a portion of the net proceeds of both the debt and equity offerings to fund its acquisition transaction described above. See Note 20—Phillips 66 Partners LP, in the Notes to Consolidated Financial Statements, for additional information on this acquisition.

Shelf Registration
We have a universal shelf registration statement on file with the U.S. Securities and Exchange Commission (SEC) under which we, as a well-known seasoned issuer, have the ability to issue and sell an indeterminate amount of various types of debt and equity securities.

Off-Balance Sheet Arrangements
In April 2012, in connection with our separation from ConocoPhillips, we entered into an agreement to guarantee 100 percent of certain outstanding debt obligations of Merey Sweeny, L.P. (MSLP). At March 31, 2015, the aggregate principal amount of MSLP debt guaranteed by us was $189 million.

For additional information about guarantees, see Note 10—Guarantees, in the Notes to Consolidated Financial Statements.

Capital Requirements
For information about our capital expenditures and investments, see the “Capital Spending” section.

Our debt balance at March 31, 2015, and December 31, 2014, was $8.9 billion and $8.7 billion, respectively. Our debt-to-capital ratio was 28 percent at both March 31, 2015, and December 31, 2014. Excluding Phillips 66 Partners’ debt of $1.1 billion at March 31, 2015, and its noncontrolling interest in our total equity of $801 million, our adjusted debt-to-capital ratio at March 31, 2015, was 26 percent. Our target adjusted debt-to-capital ratio excluding the impact of Phillips 66 Partners is 20-to-30 percent.

On February 4, 2015, our Board of Directors declared a quarterly cash dividend of $0.50 per common share. The dividend was paid on March 2, 2015, to holders of record at the close of business on February 17, 2015. We are forecasting annual double-digit dividend rate increases in 2015 and 2016.

During the second half of 2013, we entered into a construction agency agreement and an operating lease agreement with a financial institution for the construction of our new headquarters facility in Houston, Texas. Under the construction agency agreement, we act as construction agent for the financial institution over a construction period of up to three years and eight months, during which time we request cash draws from the financial institution to fund construction costs. Through March 31, 2015, approximately $294 million had been drawn to fund construction costs, of which approximately $268 million is recourse to us should we cancel the project before completion. The operating lease becomes effective after construction is substantially complete and we are able to occupy the facility. The operating lease has a term of five years and provides us the option, at the end of the lease term, to request to renew the lease, purchase the facility, or assist the financial institution in marketing it for resale.

Since July 2012, our Board of Directors has authorized repurchases totaling up to $7 billion of our outstanding common stock. The share repurchases have been and are expected to be funded primarily through available cash. During the first quarter of 2015, we repurchased 5,643,126 shares at a cost of $399 million. Since the inception of our share repurchases in 2012, through March 31, 2015, we have repurchased a total of 78,870,495 shares at a cost of $5,283 million. Shares of stock repurchased are held as treasury shares.

Capital Spending

	Millions of Dollars
	Three Months Ended March 31
	2015	2014
Capital Expenditures and Investments
Midstream	$769	288
Chemicals	—	—
Refining	274	186
Marketing and Specialties	24	84
Corporate and Other	14	14
Total consolidated from continuing operations	$1,081	572

Selected Equity Affiliates*
DCP Midstream	$157	178
CPChem	252	155
WRB	35	23
	$444	356
* Our share of capital spending, which is self-funded by the equity affiliate.

Midstream
During the first three months of 2015, DCP Midstream had a self-funded capital program, and thus required no new capital infusions from us or our co-venturer. During this period, on a 100 percent basis, DCP Midstream’s capital expenditures and investments were approximately $314 million, primarily for construction activities related to the Zia II, Lucerne 2 and National Helium plants and the Keathley Canyon Connector gas gathering pipeline system, which was placed into service in February 2015, and additional investments in the Sand Hills joint venture.

During the first three months of 2015, capital spending in our Midstream segment included construction activities related to our Sweeny Fractionator One and Freeport Liquid Petroleum Gas Export Terminal projects and spending associated with return, reliability and maintenance projects in our Transportation business. In addition to our Sweeny Fractionator One and Freeport Liquid Petroleum Gas Export Terminal projects, our major construction activities in progress include the development by two of our joint ventures of the Dakota Access Pipeline (DAPL) and Energy Transfer Crude Oil Pipeline (ETCOP). We own a 25 percent interest in each joint venture, with our co-venturer holding the remaining 75 percent interest and acting as operator of both the DAPL and ETCOP systems.

In April 2015, Rockies Express Pipeline LLC (REX) repaid $450 million of its debt, reducing its long-term debt to approximately $2.6 billion. REX funded the repayment through member cash contributions. Our 25 percent share was approximately $112 million, which we contributed to REX in April 2015.

Chemicals
During the first three months of 2015, CPChem had a self-funded capital program, and thus required no new capital infusions from us or our co-venturer. During this period, on a 100 percent basis, CPChem’s capital expenditures and investments were $504 million, primarily for its U.S. Gulf Coast Petrochemicals Project. We are currently forecasting CPChem’s capital program to remain self-funding through 2015.

Refining
Capital spending for the Refining segment during the first three months of 2015 was primarily for air emission reduction projects to meet new environmental standards, refinery upgrade projects to increase accessibility of advantaged crudes and improve product yields, improvements to the operating integrity of key processing units and safety-related projects.

Major construction activities in progress include:

•	Installation of facilities to reduce nitrous oxide emissions from the fluid catalytic cracker at the Alliance Refinery.

•	Installation of a crude tank to increase accessibility of waterborne crude at the Los Angeles Refinery.

Generally, our equity affiliates in the Refining segment are intended to have self-funding capital programs.

Marketing and Specialties
Capital spending for the M&S segment during the first three months of 2015 was primarily for reliability and maintenance projects and projects targeted at growing our international marketing business.

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

Environmental
We are subject to the same numerous international, federal, state and local environmental laws and regulations as other companies in our industry. For a discussion of the most significant of these environmental laws and regulations, including those with associated remediation obligations, see the “Environmental” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 55, 56, 57 and 58 of our 2014 Annual Report on Form 10-K.

From time to time, we receive requests for information or notices of potential liability from the U.S. Environmental Protection Agency (EPA) and state environmental agencies alleging that we are a potentially responsible party under the

Federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or an equivalent state statute. On occasion, we also have been made a party to cost recovery litigation by those agencies or by private parties. These requests, notices and lawsuits assert potential liability for remediation costs at various sites that typically are not owned by us, but allegedly contain wastes attributable to our past operations. As of December 31, 2014, we reported that we had been notified of potential liability under CERCLA and comparable state laws at 34 sites within the United States. During the first three months of 2015, we settled and closed one site and were notified of one new site, leaving 34 unresolved sites with potential liability at March 31, 2015.

At March 31, 2015, our total environmental accrual was $480 million, compared with $496 million at December 31, 2014. We expect to incur a substantial amount of these expenditures within the next 30 years. Notwithstanding any of the foregoing, and as with other companies engaged in similar businesses, environmental costs and liabilities are inherent concerns in our operations and products, and there can be no assurance that material costs and liabilities will not be incurred. However, we currently do not expect any material adverse effect on our results of operations or financial position as a result of compliance with current environmental laws and regulations.

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

For examples of legislation and regulation or precursors for possible regulation that do or could affect our operations, see the “Climate Change” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 58 and 59 of our 2014 Annual Report on Form 10-K.

NEW ACCOUNTING STANDARDS

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs.” This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for annual and quarterly reporting periods of public entities beginning after December 15, 2015, applied on a retrospective basis. Early adoption is permitted for financial statements that have not been previously issued. We currently have debt issuance costs included as deferred charges in our balance sheet, which will be reclassified as a reduction of debt when we adopt ASU 2015-03.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” The new standard converged guidance on recognizing revenues in contracts with customers under accounting principles generally accepted in the United States and International Financial Reporting Standards. This ASU is intended to improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. ASU 2014-09 is effective for annual and quarterly reporting periods of public entities beginning after December 15, 2016. Early application for public entities is not permitted. In April 2015, the FASB issued for comment an exposure draft, “Revenue Recognition - Deferral of the Effective Date of ASU 2014-09,” which will delay implementation for one year. We are currently evaluating the provisions of ASU 2014-09 and assessing the impact, if any, it may have on our financial position and results of operations.

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

•	Changes in tax, environmental and other laws and regulations (including alternative energy mandates) applicable to our business.

•	Limited access to capital or significantly higher cost of capital related to changes to our credit profile or illiquidity or uncertainty in the domestic or international financial markets.

•	The operation, financing and distribution decisions of our joint ventures.

•	Domestic and foreign supplies of crude oil and other feedstocks.

•	Domestic and foreign supplies of petrochemicals and refined products, such as gasoline, diesel, jet fuel and home heating oil.

•	Governmental policies relating to exports of crude oil and natural gas.

•	Overcapacity or undercapacity in the midstream, chemicals and refining industries.

•	Fluctuations in consumer demand for refined products.

•	The factors generally described in Item 1A.—Risk Factors in our 2014 Annual Report on Form 10-K.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks at March 31, 2015, do not differ materially from the risks discussed under Item 7A in our 2014 Annual Report on Form 10-K.

Item 4.   CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. As of March 31, 2015, with the participation of management, our Chairman and Chief Executive Officer and our Executive Vice President and Chief Financial Officer carried out an evaluation, pursuant to Rule 13a-15(b) of the Act, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our Chairman and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of March 31, 2015.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, in the quarterly period ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

The following is a description of reportable legal proceedings, including those involving governmental authorities under federal, state and local laws regulating the discharge of materials into the environment, for this reporting period. The information below includes material developments with respect to matters previously reported in our 2014 Annual Report on Form 10-K. There were no new matters that arose during the first quarter of 2015. While it is not possible to accurately predict the final outcome of these pending proceedings, if any one or more of such proceedings were decided adversely to Phillips 66, we expect there would be no material effect on our consolidated financial position. Nevertheless, such proceedings are reported pursuant to the SEC regulations.

Our U.S. refineries are implementing two separate consent decrees, regarding alleged violations of the Federal Clean Air Act, with the U.S. Environmental Protection Agency, six states and one local air pollution agency. Some of the requirements and limitations contained in the decrees provide for stipulated penalties for violations. Stipulated penalties under the decrees are not automatic, but must be requested by one of the agency signatories. As part of periodic reports under the decrees or other reports required by permits or regulations, we occasionally report matters that could be subject to a request for stipulated penalties. If a specific request for stipulated penalties meeting the reporting threshold set forth in SEC rules is made pursuant to these decrees based on a given reported exceedance, we will separately report that matter and the amount of the proposed penalty.

Matters Previously Reported
In October 2011, we were notified by the Attorney General of the State of California that it was investigating possible violations of regulations relating to the operation of underground storage tanks at gas stations in California. On January 3, 2013, we were served with a lawsuit filed by the California Attorney General that alleges such violations. We have reached an agreement to resolve this lawsuit with a settlement payment of $11.5 million to the State of California.

Item 1A.   RISK FACTORS

There have been no material changes from the risk factors disclosed in Item 1A of our 2014 Annual Report on
Form 10-K.

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

				Millions of Dollars
Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs**	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Jan 1-31, 2015	2,942,281	$66.29	2,942,281	$1,921
Feb 1-28, 2015	1,390,131	74.11	1,390,131	1,818
March 1-31, 2015	1,310,714	77.08	1,310,714	1,717
Total	5,643,126	$70.73	5,643,126
* Includes repurchase of shares of common stock from company employees in connection with the company’s broad-based employee incentive plans, when applicable.
** Since July, 2012, our Board of Directors authorized the repurchase of up to $7 billion of our outstanding common stock. The share repurchases have been and are expected to be funded primarily through available cash. The shares under these authorizations will be repurchased from time to time in the open market at the company’s discretion, subject to market conditions and other factors, and in accordance with applicable regulatory requirements. We are not obligated to acquire any particular amount of common stock and may commence, suspend or discontinue purchases at any time or from time to time without prior notice. Shares of stock repurchased are held as treasury shares.

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

PHILLIPS 66

/s/ Chukwuemeka A. Oyolu
Chukwuemeka A. Oyolu Vice President and Controller (Chief Accounting and Duly Authorized Officer)

May 1, 2015