Form 10-Q
period 2015-06-30
Phillips 66
filed 2015-07-31
CIK 1534701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2015

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	001-35349
Phillips 66
(Exact name of registrant as specified in its charter)

Delaware	45-3779385
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer [X] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [    ]    No  [X]
The registrant had 537,659,593 shares of common stock, $.01 par value, outstanding as of June 30, 2015.

PHILLIPS 66

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Consolidated Statement of Income	Phillips 66

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Revenues and Other Income
Sales and other operating revenues*	$28,512	45,549	51,290	85,832
Equity in earnings of affiliates	407	764	863	1,542
Net gain on dispositions	139	9	261	16
Other income	19	17	89	48
Total Revenues and Other Income	29,077	46,339	52,503	87,438

Costs and Expenses
Purchased crude oil and products	22,253	39,316	38,948	73,697
Operating expenses	1,043	1,077	2,137	2,167
Selling, general and administrative expenses	406	412	800	814
Depreciation and amortization	274	239	527	473
Impairments	2	3	2	4
Taxes other than income taxes*	3,549	3,832	7,011	7,470
Accretion on discounted liabilities	6	6	11	12
Interest and debt expense	79	66	165	134
Foreign currency transaction losses	—	29	49	10
Total Costs and Expenses	27,612	44,980	49,650	84,781
Income from continuing operations before income taxes	1,465	1,359	2,853	2,657
Provision for income taxes	440	487	831	913
Income From Continuing Operations	1,025	872	2,022	1,744
Income from discontinued operations**	—	—	—	706
Net Income	1,025	872	2,022	2,450
Less: net income attributable to noncontrolling interests	13	9	23	15
Net Income Attributable to Phillips 66	$1,012	863	1,999	2,435

Amounts Attributable to Phillips 66 Common Stockholders:
Income from continuing operations	$1,012	863	1,999	1,729
Income from discontinued operations	—	—	—	706
Net Income Attributable to Phillips 66	$1,012	863	1,999	2,435

Net Income Attributable to Phillips 66 Per Share of Common Stock (dollars)
Basic
Continuing operations	$1.85	1.52	3.65	3.00
Discontinued operations	—	—	—	1.23
Net Income Attributable to Phillips 66 Per Share of Common Stock	$1.85	1.52	3.65	4.23
Diluted
Continuing operations	$1.84	1.51	3.63	2.98
Discontinued operations	—	—	—	1.21
Net Income Attributable to Phillips 66 Per Share of Common Stock	$1.84	1.51	3.63	4.19

Dividends Paid Per Share of Common Stock (dollars)	$0.56	0.50	1.06	0.89

Average Common Shares Outstanding (in thousands)
Basic	544,617	565,799	546,398	574,876
Diluted	548,926	571,285	550,985	580,795
* Includes excise taxes on petroleum products sales:	$3,463	3,743	6,825	7,265
** Net of provision for income taxes on discontinued operations:	$—	—	—	5
See Notes to Consolidated Financial Statements.

Consolidated Statement of Comprehensive Income	Phillips 66

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014

Net Income	$1,025	872	2,022	2,450
Other comprehensive income
Defined benefit plans
Actuarial gain/loss:
Amortization to net income of net actuarial loss and settlements	19	14	49	26
Plans sponsored by equity affiliates	5	3	10	6
Income taxes on defined benefit plans	(10)	(6)	(20)	(11)
Defined benefit plans, net of tax	14	11	39	21
Foreign currency translation adjustments	212	96	15	127
Income taxes on foreign currency translation adjustments	(1)	2	8	1
Foreign currency translation adjustments, net of tax	211	98	23	128
Other Comprehensive Income, Net of Tax	225	109	62	149
Comprehensive Income	1,250	981	2,084	2,599
Less: comprehensive income attributable to noncontrolling interests	13	9	23	15
Comprehensive Income Attributable to Phillips 66	$1,237	972	2,061	2,584
See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet	Phillips 66

	Millions of Dollars
	June 30 2015	December 31 2014
Assets
Cash and cash equivalents	$5,089	5,207
Accounts and notes receivable (net of allowances of $68 million in 2015 and $71 million in 2014)	5,377	6,306
Accounts and notes receivable—related parties	1,190	949
Inventories	4,126	3,397
Prepaid expenses and other current assets	752	837
Total Current Assets	16,534	16,696
Investments and long-term receivables	10,070	10,189
Net properties, plants and equipment	18,765	17,346
Goodwill	3,275	3,274
Intangibles	880	900
Other assets	350	336
Total Assets	$49,874	48,741

Liabilities
Accounts payable	$7,749	7,488
Accounts payable—related parties	735	576
Short-term debt	42	842
Accrued income and other taxes	774	878
Employee benefit obligations	369	462
Other accruals	406	848
Total Current Liabilities	10,075	11,094
Long-term debt	8,923	7,842
Asset retirement obligations and accrued environmental costs	655	683
Deferred income taxes	5,447	5,491
Employee benefit obligations	1,277	1,305
Other liabilities and deferred credits	274	289
Total Liabilities	26,651	26,704

Equity
Common stock (2,500,000,000 shares authorized at $.01 par value) Issued (2015—638,148,342 shares; 2014—637,031,760 shares)
Par value	6	6
Capital in excess of par	19,093	19,040
Treasury stock (at cost: 2015—100,488,749 shares; 2014—90,649,984 shares)	(6,967)	(6,234)
Retained earnings	10,726	9,309
Accumulated other comprehensive loss	(469)	(531)
Total Stockholders’ Equity	22,389	21,590
Noncontrolling interests	834	447
Total Equity	23,223	22,037
Total Liabilities and Equity	$49,874	48,741
See Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows	Phillips 66

	Millions of Dollars
	Six Months Ended June 30
	2015	2014
Cash Flows From Operating Activities
Net income	$2,022	2,450
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	527	473
Impairments	2	4
Accretion on discounted liabilities	11	12
Deferred taxes	(81)	(455)
Undistributed equity earnings	325	379
Net gain on dispositions	(261)	(16)
Income from discontinued operations	—	(706)
Other	94	69
Working capital adjustments
Decrease (increase) in accounts and notes receivable	918	(291)
Decrease (increase) in inventories	(747)	(1,564)
Decrease (increase) in prepaid expenses and other current assets	60	(34)
Increase (decrease) in accounts payable	394	1,668
Increase (decrease) in taxes and other accruals	(485)	237
Net cash provided by continuing operating activities	2,779	2,226
Net cash provided by discontinued operations	—	2
Net Cash Provided by Operating Activities	2,779	2,228

Cash Flows From Investing Activities
Capital expenditures and investments	(2,294)	(1,133)
Proceeds from asset dispositions*	(5)	657
Advances/loans—related parties	(50)	(3)
Collection of advances/loans—related parties	50	—
Other	47	34
Net cash used in continuing investing activities	(2,252)	(445)
Net cash used in discontinued operations	—	(2)
Net Cash Used in Investing Activities	(2,252)	(447)

Cash Flows From Financing Activities
Issuance of debt	1,169	—
Repayment of debt	(904)	(17)
Issuance of common stock	(25)	(12)
Repurchase of common stock	(733)	(1,256)
Share exchange—PSPI transaction	—	(450)
Dividends paid on common stock	(574)	(510)
Distributions to noncontrolling interests	(20)	(13)
Net proceeds from issuance of Phillips 66 Partners LP common units	384	—
Other	2	25
Net cash used in continuing financing activities	(701)	(2,233)
Net cash used in discontinued operations	—	—
Net Cash Used in Financing Activities	(701)	(2,233)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	56	8

Net Change in Cash and Cash Equivalents	(118)	(444)
Cash and cash equivalents at beginning of period	5,207	5,400
Cash and Cash Equivalents at End of Period	$5,089	4,956
* Includes return of investments in equity affiliates and working capital true-ups on dispositions.
See Notes to Consolidated Financial Statements.

Consolidated Statement of Changes in Equity	Phillips 66

	Millions of Dollars
	Attributable to Phillips 66
	Common Stock
	Par Value	Capital in Excess of Par	Treasury Stock	Retained Earnings	Accum. Other Comprehensive Income (Loss)	Noncontrolling Interests	Total

December 31, 2013	$6	18,887	(2,602)	5,622	37	442	22,392
Net income	—	—	—	2,435	—	15	2,450
Other comprehensive income	—	—	—	—	149	—	149
Cash dividends paid on common stock	—	—	—	(510)	—	—	(510)
Repurchase of common stock	—	—	(1,256)	—	—	—	(1,256)
Share exchange—PSPI transaction	—	—	(1,350)	—	—	—	(1,350)
Benefit plan activity	—	99	—	(6)	—	—	93
Distributions to noncontrolling interests and other	—	—	—	—	—	(13)	(13)
June 30, 2014	$6	18,986	(5,208)	7,541	186	444	21,955

December 31, 2014	$6	19,040	(6,234)	9,309	(531)	447	22,037
Net income	—	—	—	1,999	—	23	2,022
Other comprehensive income	—	—	—	—	62	—	62
Cash dividends paid on common stock	—	—	—	(574)	—	—	(574)
Repurchase of common stock	—	—	(733)	—	—	—	(733)
Benefit plan activity	—	53	—	(8)	—	—	45
Issuance of Phillips 66 Partners LP common units	—	—	—	—	—	384	384
Distributions to noncontrolling interests and other	—	—	—	—	—	(20)	(20)
June 30, 2015	$6	19,093	(6,967)	10,726	(469)	834	23,223

	Shares in Thousands
	Common Stock Issued	Treasury Stock
December 31, 2013	634,286	44,106
Repurchase of common stock	—	15,928
Share exchange—PSPI transaction	—	17,423
Shares issued—share-based compensation	2,059	—
June 30, 2014	636,345	77,457

December 31, 2014	637,032	90,650
Repurchase of common stock	—	9,839
Shares issued—share-based compensation	1,116	—
June 30, 2015	638,148	100,489
See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements	Phillips 66

Note 1—Interim Financial Information

The interim financial information presented in the financial statements included in this report is unaudited and includes all known accruals and adjustments necessary, in the opinion of management, for a fair presentation of the consolidated financial position of Phillips 66 and its results of operations and cash flows for the periods presented. Unless otherwise specified, all such adjustments are of a normal and recurring nature. Certain notes and other information have been condensed or omitted from the interim financial statements included in this report. Therefore, these interim financial statements should be read in conjunction with the consolidated financial statements and notes included in our 2014 Annual Report on Form 10-K. The results of operations for the three and six months ended June 30, 2015, are not necessarily indicative of the results to be expected for the full year.

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

We hold variable interests in VIEs that have not been consolidated because we are not considered the primary beneficiary. Information on our significant non-consolidated VIEs follows.

Merey Sweeny, L.P. (MSLP) is a limited partnership that owns a delayed coker and related facilities at the Sweeny Refinery. As discussed more fully in Note 6—Investments, Loans and Long-Term Receivables, in August 2009, a call right was exercised to acquire the 50 percent ownership interest in MSLP of the co-venturer, Petróleos de Venezuela S.A. (PDVSA). That exercise was challenged, and the dispute has been arbitrated. In April 2014, the arbitral tribunal upheld the exercise of the call right and the acquisition of the 50 percent ownership interest. In July 2014, PDVSA filed a petition to vacate the tribunal’s award. Until this matter is resolved, we will continue to use the equity method of accounting for MSLP, and the VIE analysis below is based on the ownership and governance structure in place prior to the exercise of the call right. MSLP is a VIE because, in securing lender consents in connection with our separation from ConocoPhillips in 2012 (the Separation), we provided a 100 percent debt guarantee to the lender of MSLP’s 8.85% senior notes (MSLP Senior Notes). PDVSA did not participate in the debt guarantee. In our VIE assessment, this disproportionate debt guarantee, plus other liquidity support provided jointly by us and PDVSA independently of equity ownership, results in MSLP not being exposed to all potential losses. We have determined we are not the primary beneficiary while our call exercise award is subject to being vacated because, under the partnership agreement, the co-venturers jointly direct the activities of MSLP that most significantly impact economic performance. At June 30, 2015, our maximum exposure to loss represented the outstanding $173 million principal balance of the MSLP Senior Notes and our investment in MSLP of $140 million.

We have a 50 percent ownership interest with a 50 percent governance interest in Excel Paralubes (Excel). Excel is a VIE because, in securing lender consents in connection with the Separation, ConocoPhillips provided a 50 percent debt guarantee to the lender of Excel’s 7.43% senior secured bonds (Excel Senior Bonds). We provided a full indemnity to ConocoPhillips for this debt guarantee. Our co-venturer did not participate in the debt guarantee. In our assessment of the VIE, this debt guarantee, plus other liquidity support up to $60 million provided jointly by us and our co-venturer independently of equity ownership, results in Excel not being exposed to all potential losses. We have determined we are not the primary beneficiary because we and our co-venturer jointly direct the activities of Excel that most significantly impact economic performance. We use the equity method of accounting for this investment. At June 30, 2015, our maximum exposure to loss represented 50 percent of the outstanding $32 million principal balance of the Excel Senior Bonds, or $16 million, half of the $60 million liquidity support, or $30 million, and our investment in Excel of $112 million.

In 2013, we entered into a multi-year consignment fuels agreement with a marketer that we supported with debt guarantees. Pursuant to the consignment fuels agreement, we own the fuels inventory, control the fuel marketing at each site, and pay a fixed monthly fee to the marketer. In November 2014, the marketer refinanced its debt, which allowed us to remove the debt guarantees in exchange for an extended term on the consignment fuels agreement. We determined the consignment fuels agreement created a variable interest in the marketer, with the marketer not being exposed to all potential losses as the consignment fuels agreement provided liquidity to the marketer for its debt service costs. In June 2015, the marketer sold the sites and assigned the consignment agreement to a third party that did not require direct assistance from us to service its debt and could absorb exposure to all potential losses. Effective with the date of this transaction, our variable interest in the marketer ceased to exist.

Note 3—Inventories

Inventories consisted of the following:

	Millions of Dollars
	June 30 2015	December 31 2014

Crude oil and petroleum products	$3,866	3,141
Materials and supplies	260	256
	$4,126	3,397

Inventories valued on the last-in, first-out (LIFO) basis totaled $3,752 million and $3,004 million at June 30, 2015, and December 31, 2014, respectively. The estimated excess of current replacement cost over LIFO cost of inventories amounted to approximately $3,900 million and $3,000 million at June 30, 2015, and December 31, 2014, respectively.

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

•
In March 2014, we acquired our co-venturer’s interest in an entity that operates a power and steam generation plant located in Texas that is included in our M&S segment. This acquisition provided us with full operational control over a key facility supplying utilities and other services to one of our refineries.

We funded each of these acquisitions with cash on hand. Total cash consideration paid in 2014 was $741 million, net of cash acquired. Cash consideration paid for acquisitions is included in the “Capital expenditures and investments” line of our consolidated statement of cash flows. In the aggregate, as of December 31, 2014, we provisionally recorded $471 million of properties, plants and equipment (PP&E), $232 million of goodwill, $196 million of intangible assets, $70 million of net working capital and $109 million of long-term liabilities. Our acquisition accounting for these transactions is final. There were no material measurement period adjustments recorded in the three- or six-month periods ended June 30, 2015 or 2014.

Note 5—Assets Held for Sale or Sold

In July 2014, we entered into an agreement to sell the Bantry Bay terminal in Ireland, which was included in our Refining segment. Accordingly, the net assets of the terminal were classified as held for sale, which resulted in a before-tax impairment of $12 million from the reduction of the carrying value of the long-lived assets to estimated fair value less costs to sell. As of December 31, 2014, long-lived assets of $77 million were recorded in the “Prepaid expenses and other current assets” line of our consolidated balance sheet. In addition, an immaterial amount of long-term liabilities was recorded in the “Other accruals” line of our consolidated balance sheet. In February 2015, we completed the sale of the terminal. At the time of the disposition, the terminal had a net carrying value of $68 million, which primarily related to net PP&E. An immaterial gain was recognized on this disposition.

In February 2014, we exchanged the stock of Phillips Specialty Products Inc. (PSPI), a flow improver business, which was included in our M&S segment, for shares of Phillips 66 common stock owned by another party. The PSPI share exchange resulted in the receipt of approximately 17.4 million shares of Phillips 66 common stock, which are held as treasury shares, and the recognition of a before-tax gain of $696 million. At the time of the disposition, PSPI had a net carrying value of $685 million, which primarily included $481 million of cash and cash equivalents, $60 million of net PP&E and $117 million of allocated goodwill. Cash and cash equivalents of $450 million included in PSPI’s net carrying value is reflected as a financing cash outflow in the “Share exchange—PSPI transaction” line of our consolidated statement of cash flows. Revenues, income before-tax and net income from discontinued operations, excluding the recognized before-tax gain of $696 million, were not material for the six-month period ended June 30, 2014.

In July 2013, we completed the sale of the Immingham Combined Heat and Power Plant (ICHP), which was included in our M&S segment. A gain on this disposal was deferred at the time of sale due to an indemnity provided to the buyer. We recognized the deferred gain into earnings as our exposure under the indemnity declined, beginning in the third quarter of 2014. The indemnity expired during the second quarter of 2015, at which time we recognized the remaining $132 million of deferred gain. The amount of deferred gain recognized in the six-month period ended June 30, 2015, was $242 million. These amounts are included in the “Net gain on dispositions” line of our consolidated statement of income.

Note 6—Investments, Loans and Long-Term Receivables

Equity Investments
Summarized 100 percent financial information for WRB Refining LP (WRB) and Chevron Phillips Chemical Company LLC (CPChem) was as follows:

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014

Revenues	$5,920	8,685	10,826	16,683
Income before income taxes	1,038	1,186	1,730	2,310
Net income	1,024	1,162	1,696	2,263

WRB
WRB is a 50-percent-owned business venture with Cenovus Energy Inc. (Cenovus). Cenovus was obligated to contribute $7.5 billion, plus accrued interest, to WRB over a 10-year period that began in 2007. In the first quarter of 2014, Cenovus prepaid its remaining balance under this obligation. As a result, WRB declared a special dividend, which was distributed to the co-venturers in March 2014. Of the $1,232 million that we received, $760 million was considered a return on our investment in WRB (an operating cash inflow), and $472 million was considered a return of our investment in WRB (an investing cash inflow). The return of investment portion of the dividend was included in the “Proceeds from asset dispositions” line in our consolidated statement of cash flows. At June 30, 2015, the book value of our investment in WRB was $1,940 million and our basis difference was $3,280 million.

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

Note 7—Properties, Plants and Equipment

Our investment in PP&E, with the associated accumulated depreciation and amortization (Accum. D&A), was:

	Millions of Dollars
	June 30, 2015			December 31, 2014
	Gross PP&E	Accum. D&A	Net PP&E	Gross PP&E	Accum. D&A	Net PP&E

Midstream	$6,019	1,234	4,785	4,726	1,185	3,541
Chemicals	—	—	—	—	—	—
Refining	20,500	7,752	12,748	19,951	7,424	12,527
Marketing and Specialties	1,474	736	738	1,490	738	752
Corporate and Other	949	455	494	978	452	526
	$28,942	10,177	18,765	27,145	9,799	17,346

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

	Three Months Ended June 30				Six Months Ended June 30
	2015		2014		2015		2014
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Amounts attributed to Phillips 66 Common Stockholders (millions):
Income from continuing operations attributable to Phillips 66	$1,012	1,012	863	863	1,999	1,999	1,729	1,729
Income allocated to participating securities	(2)	—	(2)	—	(3)	—	(3)	—
Income from continuing operations available to common stockholders	1,010	1,012	861	863	1,996	1,999	1,726	1,729
Discontinued operations	—	—	—	—	—	—	706	706
Net Income available to common stockholders	$1,010	1,012	861	863	1,996	1,999	2,432	2,435

Weighted-average common shares outstanding (thousands):	539,848	544,617	562,056	565,799	541,649	546,398	570,992	574,876
Effect of stock-based compensation	4,769	4,309	3,743	5,486	4,749	4,587	3,884	5,919
Weighted-average common shares outstanding—EPS	544,617	548,926	565,799	571,285	546,398	550,985	574,876	580,795

Earnings Per Share of Common Stock (dollars):
Income from continuing operations attributable to Phillips 66	$1.85	1.84	1.52	1.51	3.65	3.63	3.00	2.98
Discontinued operations	—	—	—	—	—	—	1.23	1.21
Earnings Per Share	$1.85	1.84	1.52	1.51	3.65	3.63	4.23	4.19

Note 9—Debt

Debt Repayment
In March 2015, we repaid $800 million of 1.95% Senior Notes upon maturity.

Debt Issuance
In February 2015, Phillips 66 Partners closed on a public offering of $1.1 billion aggregate principal amount of unsecured senior notes, consisting of:

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

Credit Facilities
At both June 30, 2015, and December 31, 2014, we had no direct outstanding borrowings under our $5 billion revolving credit agreement, while $51 million in letters of credit had been issued that were supported by it. At June 30, 2015, and December 31, 2014, no amount and $18 million, respectively, were outstanding under the $500 million revolving credit agreement of Phillips 66 Partners. Accordingly, as of June 30, 2015, an aggregate $5.4 billion of total capacity was available under these facilities.

Note 10—Guarantees

At June 30, 2015, we were liable for certain contingent obligations under various contractual arrangements as described below. We recognize a liability, at inception, for the fair value of our obligation as a guarantor for newly issued or modified guarantees. Unless the carrying amount of the liability is noted below, we have not recognized a liability either because the guarantees were issued prior to December 31, 2002, or because the fair value of the obligation is immaterial. In addition, unless otherwise stated, we are not currently performing with any significance under the guarantee and expect future performance to be either immaterial or have only a remote chance of occurrence.

Guarantees of Joint Venture Debt
In 2012, in connection with the Separation, we issued a guarantee for 100 percent of the MSLP Senior Notes issued in July 1999. At June 30, 2015, the maximum potential amount of future payments to third parties under the guarantee was estimated to be $173 million, which could become payable if MSLP fails to meet its obligations under the senior notes agreement. The MSLP Senior Notes mature in 2019.

Other Guarantees
We have residual value guarantees associated with leases with maximum future potential payments totaling $402 million. We have other guarantees with maximum future potential payment amounts totaling $119 million, which consist primarily of guarantees to fund the short-term cash liquidity deficits of certain joint ventures and guarantees of the lease payment obligations of a joint venture. These guarantees generally extend up to 9 years or life of the venture.

Indemnifications
Over the years, we have entered into various agreements to sell ownership interests in certain corporations, joint ventures and assets that gave rise to qualifying indemnifications. Agreements associated with these sales include indemnifications for taxes, litigation, environmental liabilities, permits and licenses, and employee claims; and real estate indemnity against tenant defaults. The provisions of these indemnifications vary greatly. The majority of these indemnifications are related to environmental issues with generally indefinite terms, and the maximum amount of future payments is generally unlimited. The carrying amount recorded for indemnifications at June 30, 2015, was $216 million.

We amortize the indemnification liability over the relevant time period, if one exists, based on the facts and circumstances surrounding each type of indemnity. In cases where the indemnification term is indefinite, we will reverse the liability when we have information the liability is essentially relieved or amortize the liability over an appropriate time period as the fair value of our indemnification exposure declines. Although it is reasonably possible future payments may exceed amounts recorded, due to the nature of the indemnifications, it is not possible to make a reasonable estimate of the maximum potential amount of future payments. Included in the recorded carrying amount were $108 million of environmental accruals for known contamination that were primarily included in “Asset retirement obligations and accrued environmental costs” at June 30, 2015. For additional information about environmental liabilities, see Note 11—Contingencies and Commitments.

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

We are currently participating in environmental assessments and cleanups at numerous federal Superfund and comparable state sites. After an assessment of environmental exposures for cleanup and other costs, we make accruals on an undiscounted basis (except those pertaining to sites acquired in a purchase business combination, which we record on a discounted basis) for planned investigation and remediation activities for sites where it is probable future costs will be incurred and these costs can be reasonably estimated. At June 30, 2015, our total environmental accrual was $469 million, compared with $496 million at December 31, 2014. We expect to incur a substantial amount of these expenditures within the next 30 years. We have not reduced these accruals for possible insurance recoveries. In the future, we may be involved in additional environmental assessments, cleanups and proceedings.

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

At June 30, 2015, we had performance obligations secured by letters of credit and bank guarantees of $528 million (of which $51 million was issued under the provisions of our revolving credit facility, and the remainder was issued as direct bank letters of credit and bank guarantees) related to various purchase and other commitments incident to the ordinary conduct of business.

Note 12—Derivatives and Financial Instruments

Derivative Instruments
We use financial and commodity-based derivative contracts to manage exposures to fluctuations in foreign currency exchange rates and commodity prices or to capture market opportunities. Because we do not use cash-flow hedge accounting, all gains and losses, realized or unrealized, from commodity derivative contracts have been recognized in the consolidated statement of income. Gains and losses from derivative contracts held for trading not directly related to our physical business, whether realized or unrealized, have been reported net in “Other income” on our consolidated statement of income. Cash flows from all our derivative activity for the periods presented appear in the operating section of the consolidated statement of cash flows.

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

	Millions of Dollars
	June 30 2015	December 31 2014
Assets
Accounts and notes receivable	$—	(1)
Prepaid expenses and other current assets	965	3,839
Other assets	10	29
Liabilities
Other accruals	762	3,472
Other liabilities and deferred credits	4	1
Hedge accounting has not been used for any item in the table.

The gains (losses) incurred from commodity derivatives, and the line items where they appear on our consolidated statement of income, were:

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014

Sales and other operating revenues	$(143)	(28)	(174)	29
Equity in earnings of affiliates	—	(2)	—	(2)
Other income	4	1	47	15
Purchased crude oil and products	(71)	(45)	(51)	(43)
Hedge accounting has not been used for any item in the table.

The following table summarizes our material net exposures resulting from outstanding commodity derivative contracts. These financial and physical derivative contracts are primarily used to manage price exposure on our underlying operations. The underlying exposures may be from non-derivative positions such as inventory volumes. Financial derivative contracts may also offset physical derivative contracts, such as forward sales contracts. As of June 30, 2015, and December 31, 2014, the percentages of our derivative contract volume expiring within the next 12 months were approximately 98 percent and 99 percent, respectively.

	Open Position Long/(Short)
	June 30 2015	December 31 2014
Commodity
Crude oil, refined products and NGL (millions of barrels)	(25)	(11)

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

The aggregate fair values of all derivative instruments with such credit-risk-related contingent features that were in a liability position were not material at June 30, 2015, or December 31, 2014.

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

We classify the fair value of an asset or liability based on the lowest level of input significant to its measurement; however, the fair value of an asset or liability initially reported as Level 3 will be subsequently reported as Level 2 if the unobservable inputs become inconsequential to its measurement or corroborating market data becomes available. Conversely, an asset or liability initially reported as Level 2 will be subsequently reported as Level 3 if corroborating market data becomes unavailable. For the six-month period ended June 30, 2015, an asset value of $261 million and a liability value of $280 million transferred into Level 1, as measured from the beginning of the reporting period. The measurements were reclassified within the fair value hierarchy due to the availability of unadjusted quoted prices from an active market.

Recurring Fair Value Measurements
Financial assets and liabilities recorded at fair value on a recurring basis consist primarily of investments to support nonqualified deferred compensation plans and derivative instruments. The deferred compensation investments are measured at fair value using unadjusted prices available from national securities exchanges; therefore, these assets are categorized as Level 1 in the fair value hierarchy. We value our exchange-traded commodity derivatives using closing prices provided by the exchange as of the balance sheet date, and these are also classified as Level 1 in the fair value hierarchy. When exchange-cleared contracts lack sufficient liquidity or are valued using either adjusted exchange-provided prices or non-exchange quotes, we classify those contracts as Level 2. OTC financial swaps and physical commodity forward purchase and sales contracts are generally valued using quotes provided by brokers and price index developers such as Platts and Oil Price Information Service. We corroborate these quotes with market data and classify the resulting fair values as Level 2. In certain less liquid markets or for longer-term contracts, forward prices are not as readily available. In these circumstances, OTC swaps and physical commodity purchase and sales contracts are valued using internally developed methodologies that consider historical relationships among various commodities that result in management’s best estimate of fair value. We classify these contracts as Level 3. Financial OTC and physical commodity options are valued using industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and contractual prices for the underlying instruments, as well as other relevant economic measures. The degree to which these inputs are observable in the forward markets determines whether the options are classified as Level 2 or 3. We use a mid-market pricing convention (the mid-point between bid and ask prices). When appropriate, valuations are adjusted to reflect credit considerations, generally based on available market evidence.

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

We have master netting agreements for all of our exchange-cleared derivative instruments, the majority of our OTC derivative instruments, and certain physical commodity forward contracts (primarily pipeline crude oil deliveries). The following tables show the fair value of these contracts on a net basis in the column “Effect of Counterparty Netting,” which is how these also appear on the consolidated balance sheet.

The carrying values and fair values by hierarchy of our material financial instruments and commodity forward contracts, either carried or disclosed at fair value, including any effects of netting derivative assets with liabilities and netting collateral due to right of setoff or master netting agreements, were:

	Millions of Dollars
	June 30, 2015
	Fair Value Hierarchy			Total Fair Value of Gross Assets & Liabilities	Effect of Counterparty Netting	Effect of Collateral Netting	Difference in Carrying Value and Fair Value	Net Carrying Value Presented on the Balance Sheet	Cash Collateral Received or Paid, Not Offset on Balance Sheet
	Level 1	Level 2	Level 3
Commodity Derivative Assets
Exchange-cleared instruments	$502	403	—	905	(697)	(140)	—	68	—
OTC instruments	—	10	—	10	(5)	—	—	5	—
Physical forward contracts*	—	60	—	60	—	—	—	60	—
Rabbi trust assets	84	—	—	84	N/A	N/A	—	84	N/A
	$586	473	—	1,059	(702)	(140)	—	217

Commodity Derivative Liabilities
Exchange-cleared instruments	$387	323	—	710	(697)	(13)	—	—	—
OTC instruments	—	8	—	8	(5)	—	—	3	—
Physical forward contracts*	—	48	—	48	—	—	—	48	—
Floating-rate debt	50	—	—	50	N/A	N/A	—	50	N/A
Fixed-rate debt, excluding capital leases**	—	8,853	—	8,853	N/A	N/A	(159)	8,694	N/A
	$437	9,232	—	9,669	(702)	(13)	(159)	8,795
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

Note 14—Employee Benefit Plans

Pension and Postretirement Plans
The components of net periodic benefit cost for the three and six months ended June 30, 2015 and 2014, were as follows:

	Millions of Dollars
	Pension Benefits				Other Benefits
	2015		2014		2015	2014
	U.S.	Int’l.	U.S.	Int’l.
Components of Net Periodic Benefit Cost
Three Months Ended June 30
Service cost	$31	10	31	10	2	2
Interest cost	27	7	27	9	2	2
Expected return on plan assets	(35)	(9)	(35)	(10)	—	—
Amortization of prior service cost (credit)	1	(1)	—	—	(1)	(1)
Recognized net actuarial loss (gain)	18	4	10	3	(1)	—
Settlements	—	—	—	—	—	—
Net periodic benefit cost	$42	11	33	12	2	3

Six Months Ended June 30
Service cost	$62	20	61	20	4	4
Interest cost	54	14	54	18	4	4
Expected return on plan assets	(70)	(19)	(71)	(19)	—	—
Amortization of prior service cost (credit)	2	(1)	1	(1)	(1)	(1)
Recognized net actuarial loss (gain)	37	8	20	6	(1)	(1)
Settlements	1	—	—	—	—	—
Total net periodic benefit cost	$86	22	65	24	6	6

During the first half of 2015, we contributed $50 million to our U.S. benefit plans and $39 million to our international benefit plans. We currently expect to make additional contributions of approximately $180 million to our U.S. benefit plans and $20 million to our international benefit plans during the remainder of 2015.

Note 15—Accumulated Other Comprehensive Income (Loss)

The following table depicts changes in accumulated other comprehensive income (loss) by component, as well as detail on reclassifications out of accumulated other comprehensive income (loss):

	Millions of Dollars
	Defined Benefit Plans	Foreign Currency Translation	Hedging	Accumulated Other Comprehensive Income (Loss)

December 31, 2013	$(404)	443	(2)	37
Other comprehensive income before reclassifications	4	128	—	132
Amounts reclassified from accumulated other comprehensive income (loss)*
Amortization of defined benefit plan items**
Actuarial losses	17	—	—	17
Net current period other comprehensive income	21	128	—	149
June 30, 2014	$(383)	571	(2)	186

December 31, 2014	$(696)	167	(2)	(531)
Other comprehensive income before reclassifications	6	23	—	29
Amounts reclassified from accumulated other comprehensive income (loss)*
Amortization of defined benefit plan items**
Actuarial losses and settlements	33	—	—	33
Net current period other comprehensive income	39	23	—	62
June 30, 2015	$(657)	190	(2)	(469)
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

Note 17—Related Party Transactions

Significant transactions with related parties were:

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014

Operating revenues and other income (a)	$674	1,586	1,291	3,653
Purchases (b)	2,406	4,535	4,354	8,526
Operating expenses and selling, general and administrative expenses (c)	31	41	62	76
Interest expense (d)	1	2	3	4

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

(b)
We purchased crude oil and refined products from WRB. We also acted as agent for WRB in distributing asphalt and solvents, wherein the transactional amounts did not impact purchases. We purchased natural gas and NGL from DCP Midstream, LLC (DCP Midstream) and CPChem for use in our refinery processes and other feedstocks from various affiliates. We paid NGL fractionation fees to CPChem. We also paid fees to various pipeline equity companies for transporting finished refined products. In addition, we paid a price upgrade to MSLP for heavy crude processing. We purchased base oils and fuel products from Excel for use in our refining and specialty businesses.

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

Analysis of Results by Operating Segment

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Sales and Other Operating Revenues
Midstream
Total sales	$913	1,155	1,882	3,310
Intersegment eliminations	(243)	(274)	(497)	(566)
Total Midstream	670	881	1,385	2,744
Chemicals	1	2	3	4
Refining
Total sales	18,955	33,628	33,226	62,843
Intersegment eliminations	(11,920)	(18,793)	(20,676)	(36,351)
Total Refining	7,035	14,835	12,550	26,492
Marketing and Specialties
Total sales	21,343	30,489	38,091	57,535
Intersegment eliminations	(549)	(666)	(760)	(958)
Total Marketing and Specialties	20,794	29,823	37,331	56,577
Corporate and Other	12	8	21	15
Consolidated sales and other operating revenues	$28,512	45,549	51,290	85,832

Net Income (Loss) Attributable to Phillips 66
Midstream	$(78)	108	(11)	296
Chemicals	295	324	498	640
Refining	604	390	1,142	696
Marketing and Specialties	314	162	618	299
Corporate and Other	(123)	(121)	(248)	(202)
Discontinued operations	—	—	—	706
Consolidated net income attributable to Phillips 66	$1,012	863	1,999	2,435

	Millions of Dollars
	June 30 2015	December 31 2014
Total Assets
Midstream	$8,455	7,295
Chemicals	5,012	5,209
Refining	23,333	22,808
Marketing and Specialties	7,037	7,051
Corporate and Other	6,037	6,378
Consolidated total assets	$49,874	48,741

Note 19—Income Taxes

Our effective tax rate for the second quarter and the first six months of 2015 was 30 percent and 29 percent, respectively, compared with 36 percent and 34 percent for the corresponding periods of 2014. The decrease in the effective tax rate for the second quarter of 2015, compared with the second quarter of 2014, was primarily attributable to changes in uncertain tax positions and the recognition of a nontaxable gain associated with the sale of ICHP. The decrease in the effective tax rate for the first six months of 2015, compared with the first six months of 2014, was primarily attributable to a favorable tax settlement in the United Kingdom and the recognition of a nontaxable gain associated with the sale of ICHP. For additional information on the nontaxable gain, see Note 5—Assets Held for Sale or Sold. The effective tax rate varies from the federal statutory tax rate of 35 percent primarily as a result of state tax expense, offset by the manufacturing deduction and foreign operations.

Note 20—Phillips 66 Partners LP

In 2013, we formed Phillips 66 Partners, a master limited partnership, to own, operate, develop and acquire primarily fee-based crude oil, refined petroleum product and NGL pipelines and terminals, as well as other transportation and midstream assets.
In March 2015, we contributed to Phillips 66 Partners our equity interests in Explorer Pipeline Company (19.5 percent), DCP Sand Hills Pipeline, LLC (33.3 percent), and DCP Southern Hills Pipeline, LLC (33.3 percent). Each of these investments is accounted for under the equity method of accounting. The total consideration for the transaction was $1,010 million, which consisted of $880 million in cash and the issuance of common units and general partner units to us with an aggregate fair value of $130 million.
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
Phillips 66 Partners used a portion of the net proceeds of both offerings to fund the acquisition transaction discussed above and repay existing borrowings from a subsidiary of Phillips 66. The remainder is being used for capital expenditures and for general partnership purposes.
At June 30, 2015, we owned a 69 percent limited partner interest and a 2 percent general partner interest in Phillips 66 Partners, while the public owned a 29 percent limited partner interest. We consolidate Phillips 66 Partners because we control the partnership through our general partner interest (see Note 2—Variable Interest Entities (VIEs), for additional information). The public’s ownership interest in Phillips 66 Partners was $802 million at June 30, 2015, and is reflected as a noncontrolling interest in our financial statements. The most significant assets of Phillips 66 Partners that are available to settle only its obligations were equity investments of $836 million and net PP&E of $481 million at June 30, 2015.

Note 21—New Accounting Standards

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs.” This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for annual and quarterly reporting periods of public entities beginning after December 15, 2015, applied on a retrospective basis. Early adoption is permitted for financial statements that have not been previously issued. We currently have debt issuance costs included as deferred charges in our balance sheet, which will be reclassified as a reduction of debt when we adopt ASU 2015-03. At June 30, 2015, this amount was $56 million.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” The new standard converged guidance on recognizing revenues in contracts with customers under accounting principles generally accepted in the United States and International Financial Reporting Standards. This ASU is intended to improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. ASU 2014-09 is effective for annual and quarterly reporting periods of public entities beginning after December 15, 2016. At its July 8, 2015, meeting, the FASB voted to delay implementation by one year. Pending the issuance of a final ASU, the standard will be effective for annual and quarterly reporting periods of public entities beginning after December 15, 2017. We are currently evaluating the provisions of ASU 2014-09 and assessing the impact, if any, it may have on our financial position and results of operations.

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

This condensed consolidating financial information should be read in conjunction with the accompanying consolidated financial statements and notes. The 2014 condensed consolidating statements of income and cash flows were revised to eliminate intra-column lending transactions, to realign interest revenue from certain inter-column lending activities to the appropriate column, and to make the associated adjustments required to equity earnings and investments. These changes did not impact the total consolidated amounts.

	Millions of Dollars
	Three Months Ended June 30, 2015
Statement of Income	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Revenues and Other Income
Sales and other operating revenues	$—	19,903	8,609	—	28,512
Equity in earnings (losses) of affiliates	1,071	694	(151)	(1,207)	407
Net gain (loss) on dispositions	—	(110)	249	—	139
Other income	—	6	13	—	19
Intercompany revenues	—	349	2,994	(3,343)	—
Total Revenues and Other Income	1,071	20,842	11,714	(4,550)	29,077

Costs and Expenses
Purchased crude oil and products	—	16,472	9,088	(3,307)	22,253
Operating expenses	—	782	271	(10)	1,043
Selling, general and administrative expenses	1	303	103	(1)	406
Depreciation and amortization	—	214	60	—	274
Impairments	—	2	—	—	2
Taxes other than income taxes	—	1,435	2,114	—	3,549
Accretion on discounted liabilities	—	4	2	—	6
Interest and debt expense	90	6	8	(25)	79
Foreign currency transaction losses	—	—	—	—	—
Total Costs and Expenses	91	19,218	11,646	(3,343)	27,612
Income from continuing operations before income taxes	980	1,624	68	(1,207)	1,465
Provision (benefit) for income taxes	(32)	553	(81)	—	440
Income From Continuing Operations	1,012	1,071	149	(1,207)	1,025
Income from discontinued operations	—	—	—	—	—
Net income	1,012	1,071	149	(1,207)	1,025
Less: net income attributable to noncontrolling interests	—	—	13	—	13
Net Income Attributable to Phillips 66	$1,012	1,071	136	(1,207)	1,012

Comprehensive Income	$1,237	1,296	364	(1,647)	1,250

	Millions of Dollars
	Three Months Ended June 30, 2014
Statement of Income	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Revenues and Other Income
Sales and other operating revenues	$—	30,145	15,404	—	45,549
Equity in earnings of affiliates	908	715	130	(989)	764
Net gain on dispositions	—	—	9	—	9
Other income (loss)	—	18	(1)	—	17
Intercompany revenues	—	959	5,798	(6,757)	—
Total Revenues and Other Income	908	31,837	21,340	(7,746)	46,339

Costs and Expenses
Purchased crude oil and products	—	27,670	18,358	(6,712)	39,316
Operating expenses	—	872	216	(11)	1,077
Selling, general and administrative expenses	2	316	117	(23)	412
Depreciation and amortization	—	183	56	—	239
Impairments	—	1	2	—	3
Taxes other than income taxes	—	1,416	2,416	—	3,832
Accretion on discounted liabilities	—	4	2	—	6
Interest and debt expense	67	6	4	(11)	66
Foreign currency transaction losses (gains)	—	—	29	—	29
Total Costs and Expenses	69	30,468	21,200	(6,757)	44,980
Income from continuing operations before income taxes	839	1,369	140	(989)	1,359
Provision (benefit) for income taxes	(24)	461	50	—	487
Income From Continuing Operations	863	908	90	(989)	872
Income from discontinued operations	—	—	—	—	—
Net income	863	908	90	(989)	872
Less: net income attributable to noncontrolling interests	—	—	9	—	9
Net Income Attributable to Phillips 66	$863	908	81	(989)	863

Comprehensive Income	$972	1,017	192	(1,200)	981

	Millions of Dollars
	Six Months Ended June 30, 2015
Statement of Income	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Revenues and Other Income
Sales and other operating revenues	$—	35,490	15,800	—	51,290
Equity in earnings (losses) of affiliates	2,123	1,416	(102)	(2,574)	863
Net gain (loss) on dispositions	—	(115)	376	—	261
Other income	—	65	24	—	89
Intercompany revenues	—	489	5,143	(5,632)	—
Total Revenues and Other Income	2,123	37,345	21,241	(8,206)	52,503

Costs and Expenses
Purchased crude oil and products	—	28,749	15,761	(5,562)	38,948
Operating expenses	4	1,656	501	(24)	2,137
Selling, general and administrative expenses	3	595	204	(2)	800
Depreciation and amortization	—	408	119	—	527
Impairments	—	2	—	—	2
Taxes other than income taxes	—	2,816	4,195	—	7,011
Accretion on discounted liabilities	—	8	3	—	11
Interest and debt expense	183	12	14	(44)	165
Foreign currency transaction losses	—	—	49	—	49
Total Costs and Expenses	190	34,246	20,846	(5,632)	49,650
Income from continuing operations before income taxes	1,933	3,099	395	(2,574)	2,853
Provision (benefit) for income taxes	(66)	976	(79)	—	831
Income from Continuing Operations	1,999	2,123	474	(2,574)	2,022
Income from discontinued operations	—	—	—	—	—
Net income	1,999	2,123	474	(2,574)	2,022
Less: net income attributable to noncontrolling interests	—	—	23	—	23
Net Income Attributable to Phillips 66	$1,999	2,123	451	(2,574)	1,999

Comprehensive Income	$2,061	2,185	513	(2,675)	2,084

	Millions of Dollars
	Six Months Ended June 30, 2014
Statement of Income	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Revenues and Other Income
Sales and other operating revenues	$—	57,384	28,448	—	85,832
Equity in earnings of affiliates	1,830	1,453	308	(2,049)	1,542
Net gain on dispositions	—	—	16	—	16
Other income	—	40	8	—	48
Intercompany revenues	—	1,335	10,401	(11,736)	—
Total Revenues and Other Income	1,830	60,212	39,181	(13,785)	87,438

Costs and Expenses
Purchased crude oil and products	—	52,054	33,296	(11,653)	73,697
Operating expenses	2	1,765	417	(17)	2,167
Selling, general and administrative expenses	5	602	255	(48)	814
Depreciation and amortization	—	363	110	—	473
Impairments	—	2	2	—	4
Taxes other than income taxes	—	2,717	4,753	—	7,470
Accretion on discounted liabilities	—	9	3	—	12
Interest and debt expense	133	10	9	(18)	134
Foreign currency transaction losses (gains)	—	—	10	—	10
Total Costs and Expenses	140	57,522	38,855	(11,736)	84,781
Income from continuing operations before income taxes	1,690	2,690	326	(2,049)	2,657
Provision (benefit) for income taxes	(49)	860	102	—	913
Income from Continuing Operations	1,739	1,830	224	(2,049)	1,744
Income from discontinued operations*	696	—	10	—	706
Net income	2,435	1,830	234	(2,049)	2,450
Less: net income attributable to noncontrolling interests	—	—	15	—	15
Net Income Attributable to Phillips 66	$2,435	1,830	219	(2,049)	2,435

Comprehensive Income	$2,584	1,979	368	(2,332)	2,599
* Net of provision for income taxes on discontinued operations:	$—	—	5	—	5

	Millions of Dollars
	June 30, 2015
Balance Sheet	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Assets
Cash and cash equivalents	$—	1,595	3,494	—	5,089
Accounts and notes receivable	14	4,325	2,892	(664)	6,567
Inventories	—	2,582	1,544	—	4,126
Prepaid expenses and other current assets	1	430	321	—	752
Total Current Assets	15	8,932	8,251	(664)	16,534
Investments and long-term receivables	31,750	21,178	5,325	(48,183)	10,070
Net properties, plants and equipment	—	12,409	6,356	—	18,765
Goodwill	—	3,040	235	—	3,275
Intangibles	—	694	186	—	880
Other assets	63	135	156	(4)	350
Total Assets	$31,828	46,388	20,509	(48,851)	49,874

Liabilities and Equity
Accounts payable	$—	5,271	3,877	(664)	8,484
Short-term debt	—	24	18	—	42
Accrued income and other taxes	—	386	388	—	774
Employee benefit obligations	—	335	34	—	369
Other accruals	59	216	131	—	406
Total Current Liabilities	59	6,232	4,448	(664)	10,075
Long-term debt	7,456	167	1,300	—	8,923
Asset retirement obligations and accrued environmental costs	—	465	190	—	655
Deferred income taxes	—	4,242	1,209	(4)	5,447
Employee benefit obligations	—	1,075	202	—	1,277
Other liabilities and deferred credits	1,895	2,503	2,446	(6,570)	274
Total Liabilities	9,410	14,684	9,795	(7,238)	26,651
Common stock	12,132	25,404	7,914	(33,318)	12,132
Retained earnings	10,755	6,769	1,920	(8,718)	10,726
Accumulated other comprehensive income (loss)	(469)	(469)	46	423	(469)
Noncontrolling interests	—	—	834	—	834
Total Liabilities and Equity	$31,828	46,388	20,509	(48,851)	49,874

	Millions of Dollars
	December 31, 2014
Balance Sheet	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Assets
Cash and cash equivalents	$—	2,045	3,162	—	5,207
Accounts and notes receivable	14	5,069	3,274	(1,102)	7,255
Inventories	—	2,026	1,371	—	3,397
Prepaid expenses and other current assets	9	429	399	—	837
Total Current Assets	23	9,569	8,206	(1,102)	16,696
Investments and long-term receivables	30,141	18,896	4,631	(43,479)	10,189
Net properties, plants and equipment	—	12,267	5,079	—	17,346
Goodwill	—	3,040	234	—	3,274
Intangibles	—	694	206	—	900
Other assets	60	159	121	(4)	336
Total Assets	$30,224	44,625	18,477	(44,585)	48,741

Liabilities and Equity
Accounts payable	$—	5,618	3,548	(1,102)	8,064
Short-term debt	798	26	18	—	842
Accrued income and other taxes	—	356	522	—	878
Employee benefit obligations	—	409	53	—	462
Other accruals	65	242	541	—	848
Total Current Liabilities	863	6,651	4,682	(1,102)	11,094
Long-term debt	7,457	159	226	—	7,842
Asset retirement obligations and accrued environmental costs	—	494	189	—	683
Deferred income taxes	—	4,240	1,255	(4)	5,491
Employee benefit obligations	—	1,074	231	—	1,305
Other liabilities and deferred credits	285	1,919	2,126	(4,041)	289
Total Liabilities	8,605	14,537	8,709	(5,147)	26,704
Common stock	12,812	25,405	8,240	(33,645)	12,812
Retained earnings	9,338	5,214	1,074	(6,317)	9,309
Accumulated other comprehensive income	(531)	(531)	7	524	(531)
Noncontrolling interests	—	—	447	—	447
Total Liabilities and Equity	$30,224	44,625	18,477	(44,585)	48,741

	Millions of Dollars
	Six Months Ended June 30, 2015
Statement of Cash Flows	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Cash Flows From Operating Activities
Net cash provided by continuing operating activities	$531	1,386	1,524	(662)	2,779
Net cash provided by discontinued operations	—	—	—	—	—
Net Cash Provided by Operating Activities	531	1,386	1,524	(662)	2,779

Cash Flows From Investing Activities
Capital expenditures and investments*	—	(663)	(2,465)	834	(2,294)
Proceeds from asset dispositions	—	773	104	(882)	(5)
Intercompany lending activities	1,611	(1,357)	(254)	—	—
Advances/loans—related parties	—	(50)	—	—	(50)
Collection of advances/loans—related parties	—	50	—	—	50
Other	—	(28)	75	—	47
Net cash provided by (used in) continuing investing activities	1,611	(1,275)	(2,540)	(48)	(2,252)
Net cash used in discontinued operations	—	—	—	—	—
Net Cash Provided by (Used in) Investing Activities	1,611	(1,275)	(2,540)	(48)	(2,252)

Cash Flows From Financing Activities
Issuance of debt	—	—	1,169	—	1,169
Repayment of debt	(800)	(9)	(95)	—	(904)
Issuance of common stock	(25)	—	—	—	(25)
Repurchase of common stock	(733)	—	—	—	(733)
Dividends paid on common stock	(574)	(574)	(48)	622	(574)
Distributions to controlling interests	—	—	(186)	186	—
Distributions to noncontrolling interests	—	—	(20)	—	(20)
Net proceeds from issuance of Phillips 66 Partners LP common units	—	—	384	—	384
Other*	(10)	22	88	(98)	2
Net cash provided by (used in) continuing financing activities	(2,142)	(561)	1,292	710	(701)
Net cash provided by (used in) discontinued operations	—	—	—	—	—
Net Cash Provided by (Used in) Financing Activities	(2,142)	(561)	1,292	710	(701)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	56	—	56

Net Change in Cash and Cash Equivalents	—	(450)	332	—	(118)
Cash and cash equivalents at beginning of period	—	2,045	3,162	—	5,207
Cash and Cash Equivalents at End of Period	$—	1,595	3,494	—	5,089
* Includes intercompany capital contributions.

	Millions of Dollars
	Six Months Ended June 30, 2014
Statement of Cash Flows	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Cash Flows From Operating Activities
Net cash provided by continuing operating activities	$24	1,105	1,226	(129)	2,226
Net cash provided by discontinued operations	—	—	2	—	2
Net Cash Provided by Operating Activities	24	1,105	1,228	(129)	2,228

Cash Flows From Investing Activities
Capital expenditures and investments*	—	(1,094)	(757)	718	(1,133)
Proceeds from asset dispositions	—	998	59	(400)	657
Intercompany lending activities	2,211	(1,122)	(1,089)	—	—
Advances/loans—related parties	—	—	(3)	—	(3)
Other	—	(91)	125	—	34
Net cash provided by (used in) continuing investing activities	2,211	(1,309)	(1,665)	318	(445)
Net cash used in discontinued operations	—	—	(2)	—	(2)
Net Cash Provided by (Used in) Investing Activities	2,211	(1,309)	(1,667)	318	(447)

Cash Flows From Financing Activities
Repayment of debt	—	(7)	(10)	—	(17)
Issuance of common stock	(12)	—	—	—	(12)
Repurchase of common stock	(1,256)	—	—	—	(1,256)
Share exchange—PSPI transaction	(450)	—	—	—	(450)
Dividends paid on common stock	(510)	—	(102)	102	(510)
Distributions to controlling interests	—	—	(289)	289	—
Distributions to noncontrolling interests	—	—	(13)	—	(13)
Other*	(7)	31	581	(580)	25
Net cash provided by (used in) continuing financing activities	(2,235)	24	167	(189)	(2,233)
Net cash provided by (used in) discontinued operations	—	—	—	—	—
Net Cash Provided by (Used in) Financing Activities	(2,235)	24	167	(189)	(2,233)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	8	—	8

Net Change in Cash and Cash Equivalents	—	(180)	(264)	—	(444)
Cash and cash equivalents at beginning of period	—	2,162	3,238	—	5,400
Cash and Cash Equivalents at End of Period	$—	1,982	2,974	—	4,956
* Includes intercompany capital contributions.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis is the company’s analysis of its financial performance, financial condition, and significant trends that may affect future performance. It should be read in conjunction with the consolidated financial statements and notes included elsewhere in this report. It contains forward-looking statements including, without limitation, statements relating to the company’s plans, strategies, objectives, expectations and intentions that are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “estimate,” “believe,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target” and similar expressions identify forward-looking statements. The company does not undertake to update, revise or correct any of the forward-looking information unless required to do so under the federal securities laws. Readers are cautioned that such forward-looking statements should be read in conjunction with the company’s disclosures under the heading: “CAUTIONARY STATEMENT FOR THE PURPOSES OF THE ‘SAFE HARBOR’ PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995,” beginning on page 50.

The terms “earnings” and “loss” as used in Management’s Discussion and Analysis refer to net income (loss) attributable to Phillips 66.

BUSINESS ENVIRONMENT AND EXECUTIVE OVERVIEW

Phillips 66 is an energy manufacturing and logistics company with midstream, chemicals, refining, and marketing and specialties businesses. At June 30, 2015, we had total assets of $50 billion. Our common stock trades on the New York Stock Exchange under the symbol “PSX.”

Executive Overview
We reported earnings of $1,012 million in the second quarter of 2015 and generated $1,427 million in cash from operating activities. We used available cash to fund capital expenditures and investments of $1,213 million, pay dividends of $302 million, and repurchase $334 million of our common stock. We ended the second quarter of 2015 with $5.1 billion of cash and cash equivalents and approximately $5.4 billion of total capacity available under our liquidity facilities.

Business Environment
The Midstream segment includes our 50 percent equity investment in DCP Midstream, LLC (DCP Midstream). Earnings of DCP Midstream are closely linked to natural gas liquids (NGL) prices, natural gas prices and crude oil prices. Industry NGL prices decreased in the second quarter of 2015, compared with the first quarter of 2015 and second quarter of 2014. Ethane prices decreased in the second quarter of 2015, compared with the first quarter of 2015 and second quarter of 2014, primarily due to excess ethane supply and lower natural gas prices. Propane prices continued to decrease from the first quarter of 2015 and second quarter of 2014 to the second quarter of 2015, mainly due to high inventory levels. Natural gas prices decreased in the second quarter of 2015, compared with the first quarter of 2015 and second quarter of 2014, as seasonal inventory draws were smaller than market expectations.

The Chemicals segment consists of our 50 percent equity investment in Chevron Phillips Chemical Company LLC (CPChem). The chemicals and plastics industry is mainly a commodity-based industry where the margins for key products are based on supply and demand, as well as cost factors. The petrochemicals industry continues to experience higher ethylene margins in regions of the world where production is based upon NGL versus crude-derived feedstocks. In particular, companies with North American light NGL-based crackers have benefited from lower-priced feedstocks; however, the ethylene to polyethylene chain margins have compressed in 2015 with the significant decline in crude oil prices that began in late 2014.

Results for our Refining segment depend largely on refining margins, cost control, refinery throughput, and product yields. The crack spread is a measure of the difference between market prices for refined petroleum products and crude oil, and it is used within our industry as an indicator for refining margins. The U.S. 3:2:1 crack spread (three barrels of crude oil producing two barrels of gasoline and one barrel of diesel) increased in the second quarter of 2015, compared with the first quarter of 2015 and second quarter of 2014. Although crude prices were higher in the second quarter of 2015 versus the first quarter, the domestic industry crack spread increased due to the average market crude oil price increasing less than the average market gasoline price.

The Northwest Europe benchmark crack spread increased in the second quarter of 2015 compared with the first quarter of 2015 and the second quarter of 2014. The increase from the first quarter of 2015 was mainly due to the global gasoline market putting upward pressure on European prices.

Results for our Marketing and Specialty (M&S) segment depend largely on marketing fuel margins, base oil margins, lubricant margins and other specialty product margins. These margins are primarily based on market factors, largely determined by the relationship between demand and supply. Marketing fuel margins are influenced by crude oil pricing trends, which drive spot prices for refined products. Generally, in a period of rising crude oil prices, refined product spot prices will increase at a faster pace than the corresponding wholesale “rack” price of products sold to retailers, thereby tightening marketing margins. In a period of falling crude oil prices, the inverse occurs, and marketing margins generally benefit.

RESULTS OF OPERATIONS

Unless otherwise indicated, discussion of results for the three- and six-month periods ended June 30, 2015, is based on a comparison with the corresponding period of 2014.

Consolidated Results
A summary of net income (loss) attributable to Phillips 66 by business segment follows:

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014

Midstream	$(78)	108	(11)	296
Chemicals	295	324	498	640
Refining	604	390	1,142	696
Marketing and Specialties	314	162	618	299
Corporate and Other	(123)	(121)	(248)	(202)
Income from continuing operations attributable to Phillips 66	1,012	863	1,999	1,729
Discontinued Operations	—	—	—	706
Net income attributable to Phillips 66	$1,012	863	1,999	2,435

Earnings from continuing operations increased $149 million, or 17 percent, in the second quarter of 2015, and $270 million, or 16 percent, in the six-month period. These increases were primarily attributable to improved refining margins, as well as the recognition of the previously deferred gain related to the sale in 2013 of the Immingham Combined Heat and Power Plant (ICHP). These items were partially offset by lower equity earnings from CPChem and DCP Midstream.

See the “Segment Results” section for additional information on our segment results.

Statement of Income Analysis

Sales and other operating revenues for the second quarter and six-month period of 2015 decreased 37 percent and 40 percent, respectively, and purchased crude oil and products decreased 43 percent and 47 percent, respectively. These decreases were primarily due to lower prices for petroleum products, crude oil and NGL.

Equity in earnings of affiliates decreased 47 percent and 44 percent in the second quarter and six-month period of 2015, respectively, primarily resulting from decreased earnings from CPChem, DCP Midstream, and WRB Refining LP (WRB). Equity in earnings of WRB decreased 10 percent and 25 percent during the second quarter and six-month period of 2015, mainly due to lower realized refining margins in the Central Corridor region as a result of a lower feedstock advantage. See the “Segment Results” section for additional information on CPChem and DCP Midstream earnings.

Net gain on dispositions for the second quarter and six-month period of 2015 was $139 million and $261 million, respectively, compared with $9 million and $16 million for the corresponding periods of 2014. The increases in both periods primarily resulted from the recognition of the previously deferred gain related to the sale of ICHP in 2013. See Note 5—Assets Held for Sale or Sold, in the Notes to Consolidated Financial Statements, for additional information.

See Note 19—Income Taxes, in the Notes to Consolidated Financial Statements, for information regarding our provision for income taxes and effective tax rates.

Segment Results

Midstream

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
	Millions of Dollars
Net Income (Loss) Attributable to Phillips 66
Transportation	$65	60	130	122
DCP Midstream	(151)	33	(163)	116
NGL	8	15	22	58
Total Midstream	$(78)	108	(11)	296

Dollars Per Unit
Weighted Average NGL Price*
DCP Midstream (per gallon)	$0.48	0.93	0.48	1.00
* Based on index prices from the Mont Belvieu and Conway market hubs that are weighted by NGL component and location mix.

	Thousands of Barrels Daily
Transportation Volumes
Pipelines*	3,290	3,243	3,218	3,172
Terminals	1,969	1,609	1,976	1,543

Operating Statistics
NGL extracted**	408	452	404	449
NGL fractionated***	108	117	108	114
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

Earnings from the Midstream segment decreased $186 million in the second quarter of 2015 and decreased $307 million in the six-month period.

Transportation earnings increased $5 million in the second quarter of 2015 and $8 million in the six-month period. The increases reflected the startup of our Bayway and Ferndale rail unloading facilities in the second half of 2014, increased railcar fleet, and increased throughput volumes. These items were partially offset by higher earnings attributable to noncontrolling interests.

Earnings associated with our investment in DCP Midstream decreased $184 million in the second quarter of 2015 and $279 million in the six-month period. Contributing to the decrease in both periods of 2015 was a goodwill impairment recorded by DCP Midstream. Due to the significant downturn in commodity prices over the past three quarters, including further deterioration in the second quarter of 2015, DCP Midstream determined it was more likely than not the estimated fair values of certain of its goodwill reporting units and certain of DCP Midstream Partners, LP (DCP Partners) goodwill reporting units were below their carrying amount, and performed a goodwill impairment test. The impairment test was based on an internal discounted cash flow model taking into account various observable and non-observable factors, such as prices, volumes, expenses and discount rate. The impairment test resulted in DCP Midstream’s recognition of a $427 million goodwill impairment during the second quarter of 2015, which reduced our equity earnings from DCP Midstream by $126 million after-tax. This impairment represents DCP Midstream’s best estimate pending finalization of the fair value assessments.

Contributing to the lower earnings associated with our investment in DCP Midstream were decreases in NGL, crude oil and natural gas prices, partially offset by improved asset performance in certain geographic regions and cost savings initiatives. See the “Business Environment and Executive Overview” section for information on market factors impacting this quarter’s results.

DCP Partners, a master limited partnership formed by DCP Midstream, periodically issues limited partner units to the public. These issuances benefited our equity in earnings from DCP Midstream, on an after-tax basis, by $1 million in the six-month period ended June 30, 2015, compared with $35 million in the corresponding period of 2014. There were no issuances of these limited partner units during the three-month period ended June 30, 2015, compared with a $5 million of benefit from issuances during the corresponding period of 2014.

The earnings of our NGL business decreased $7 million and $36 million for the second quarter and six-month period of 2015, respectively. The decreases in both periods reflected lower realized margins. In addition, increased costs associated with growth projects lowered results in the six-month 2015 period. The decrease in earnings for the first half of 2015 was partially offset by the improved equity earnings from our investment in DCP Sand Hills Pipeline, LLC.

Chemicals

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014

	Millions of Dollars

Net Income Attributable to Phillips 66	$295	324	498	640

	Millions of Pounds
CPChem Externally Marketed Sales Volumes*
Olefins and Polyolefins (O&P)	4,258	4,395	8,277	8,697
Specialties, Aromatics and Styrenics (SA&S)	1,356	1,530	2,838	3,099
	5,614	5,925	11,115	11,796
* Includes 100 percent of CPChem’s outside sales of produced petrochemical products, as well as commission sales from equity affiliates.

Olefins and Polyolefins Capacity Utilization (percent)	91%	95%	89%	94%

The Chemicals segment consists of our 50 percent interest in CPChem, which we account for under the equity method. CPChem uses NGL and other feedstocks to produce petrochemicals. These products are then marketed and sold or used as feedstocks to produce plastics and other chemicals.

Earnings from the Chemicals segment decreased $29 million, or 9 percent, in the second quarter of 2015, and $142 million, or 22 percent, in the six-month period. The decreases were primarily driven by lower ethylene margins due to lower sales prices, lower equity earnings from CPChem’s O&P equity affiliates, and higher turnaround activity costs. These decreases were partially offset by higher equity earnings from CPChem’s SA&S equity affiliates, and a decrease in utility costs due to lower natural gas prices. Earnings in both 2015 periods benefited from business interruption and property damage insurance proceeds related to the fire at CPChem’s Port Arthur, Texas facility in July 2014. All insurance proceeds were finalized in the second quarter of 2015. See the “Business Environment and Executive Overview” section for information on market factors impacting this quarter’s results.

Refining

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014

	Millions of Dollars
Net Income (Loss) Attributable to Phillips 66
Atlantic Basin/Europe	$90	(37)	203	1
Gulf Coast	83	118	154	197
Central Corridor	216	232	411	457
Western/Pacific	215	77	374	41
Worldwide	$604	390	1,142	696

	Dollars Per Barrel
Refining Margins*
Atlantic Basin/Europe	$10.45	5.75	10.18	7.01
Gulf Coast	7.38	8.22	8.80	8.50
Central Corridor	13.49	15.26	13.67	15.32
Western/Pacific	19.87	11.11	18.22	9.40
Worldwide	11.70	9.66	11.97	9.77
* Based on total processed inputs and includes proportional share of refining margins contributed by certain equity affiliates.

	Thousands of Barrels Daily
Operating Statistics
Refining operations*
Atlantic Basin/Europe
Crude oil capacity	588	588	588	588
Crude oil processed	475	562	494	556
Capacity utilization (percent)	81%	96	84	95
Refinery production	526	615	549	602
Gulf Coast
Crude oil capacity	738	733	738	733
Crude oil processed	662	673	596	643
Capacity utilization (percent)	90%	92	81	88
Refinery production	742	783	672	750
Central Corridor
Crude oil capacity	492	485	492	485
Crude oil processed	495	493	478	480
Capacity utilization (percent)	101%	102	97	99
Refinery production	513	513	500	498
Western/Pacific
Crude oil capacity	360	440	360	440
Crude oil processed	337	424	332	410
Capacity utilization (percent)	94%	96	92	93
Refinery production	356	454	359	441
Worldwide
Crude oil capacity	2,178	2,246	2,178	2,246
Crude oil processed	1,969	2,152	1,900	2,089
Capacity utilization (percent)	90%	96	87	93
Refinery production	2,137	2,365	2,080	2,291
* Includes our share of equity affiliates.

The Refining segment buys, sells and refines crude oil and other feedstocks into petroleum products (such as gasoline, distillates and aviation fuels) at 14 refineries, mainly in the United States and Europe.

Earnings for the Refining segment increased $214 million, or 55 percent, in the second quarter of 2015. The increase was primarily due to higher realized refining margins resulting from improved secondary product margins and increased market crack spreads, partially offset by lower feedstock advantage and lower clean product differentials. Improved secondary product margins reflect the significant decline in crude oil costs in the 2015 periods. In addition, earnings benefited from positive foreign exchange impacts. These increases were partially offset by lower volumes mainly due to maintenance and turnaround activities. See the “Business Environment and Executive Overview” section for information on market factors impacting this quarter’s results.

Earnings for the Refining segment increased $446 million, or 64 percent, in the six-month period of 2015. The increase was primarily due to higher realized refining margins resulting from improved secondary product margins and increased market crack spreads, partially offset by lower feedstock advantage and lower clean product differentials. Earnings also benefited from lower controllable costs incurred by our equity affiliates. These increases were partially offset by lower volumes mainly due to maintenance and turnaround activities.

Our worldwide refining crude oil capacity utilization rate was 90 percent and 87 percent in the second quarter and six-month period of 2015, respectively, compared with 96 percent and 93 percent in the second quarter and six-month period of 2014, respectively. The decrease was primarily due to higher turnaround and maintenance activities.

Effective January 1, 2015, we aligned the results of the activities previously included in “Other Refining” into the Atlantic Basin/Europe, Gulf Coast, Central Corridor, and Western/Pacific refining regions. There were no changes to the consolidated Refining operating segment as a result of this alignment. The new alignment is presented for the three-month and six-month periods ended June 30, 2015, with the prior periods recast for comparability.

Marketing and Specialties

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014

	Millions of Dollars
Net Income Attributable to Phillips 66
Marketing and Other	$266	119	520	212
Specialties	48	43	98	87
Total Marketing and Specialties	$314	162	618	299

	Dollars Per Barrel
Realized Marketing Fuel Margin*
U.S.	$1.46	1.17	1.46	1.18
International	2.98	4.52	3.41	4.12
* On third-party petroleum products sales.

	Dollars Per Gallon
U.S. Average Wholesale Prices*
Gasoline	$2.19	3.07	1.97	2.94
Distillates	1.98	3.12	1.90	3.11
* Excludes excise taxes.

	Thousands of Barrels Daily
Marketing Petroleum Products Sales Volumes
Gasoline	1,268	1,237	1,165	1,178
Distillates	960	970	922	957
Other products	14	19	15	18
Total	2,242	2,226	2,102	2,153

The M&S segment purchases for resale and markets refined petroleum products (such as gasoline, distillates and aviation fuels), mainly in the United States and Europe. In addition, this segment includes the manufacturing and marketing of specialty products (such as base oils and lubricants), as well as power generation operations.

The M&S segment earnings increased $152 million, or 94 percent, in the second quarter of 2015. The increase was primarily due to the recognition of the remaining deferred gain related to the 2013 sale of ICHP, and higher marketing volumes.

Earnings for the six-month period of 2015 increased $319 million, or 107 percent. The increase was primarily due to the recognition of the previously deferred gain related to the 2013 sale of ICHP. In addition, the earnings benefited from improved marketing margins and higher volumes due to higher renewable fuels blending activities, and consignment fuel sales. See the “Business Environment and Executive Overview” section for information on marketing fuel margins and other market factors impacting this quarter’s results.

Corporate and Other

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Net Income (Loss) Attributable to Phillips 66
Net interest	$(46)	(39)	(99)	(80)
Corporate general and administrative expenses	(36)	(44)	(81)	(84)
Technology	(15)	(14)	(29)	(27)
Other	(26)	(24)	(39)	(11)
Total Corporate and Other	$(123)	(121)	(248)	(202)

Net interest consists of interest and financing expense, net of interest income and capitalized interest. Net interest increased $7 million and $19 million, respectively, in the three- and six-month periods ended June 30, 2015, primarily due to a higher average debt principal balance, partially offset by increased capitalized interest.

The category “Other” includes certain income tax expenses, environmental costs associated with sites no longer in operation, foreign currency transaction gains and losses and other costs not directly associated with an operating segment. The increase in costs for the first half of 2015 was mainly due to foreign tax credit carryforwards that were utilized during the first quarter of 2014.

Discontinued Operations

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Net Income Attributable to Phillips 66
Discontinued operations	$—	—	—	706

In February 2014, we completed the Phillips Specialty Products Inc. (PSPI) share exchange, resulting in the receipt of approximately 17.4 million shares of Phillips 66 common stock, which are held as treasury shares, and the recognition of a before-tax noncash gain of $696 million. See Note 5—Assets Held for Sale or Sold, in the Notes to Consolidated Financial Statements, for additional information on this transaction.

CAPITAL RESOURCES AND LIQUIDITY

Financial Indicators

	Millions of Dollars Except as Indicated
	June 30 2015	December 31 2014

Short-term debt	$42	842
Total debt	8,965	8,684
Total equity	23,223	22,037
Percent of total debt to capital*	28%	28
Percent of floating-rate debt to total debt	1%	1
* Capital includes total debt and total equity.

To meet our short- and long-term liquidity requirements, we look to a variety of funding sources, but rely primarily on cash generated from operating activities. During the first six months of 2015, we generated $2,779 million in cash from operations, received $1,169 million from Phillips 66 Partners’ issuance of debt, and received $384 million from the issuance of Phillips 66 Partners’ common units to the public. Available cash was primarily used for capital expenditures and investments ($2,294 million), debt repayments ($904 million), repurchases of our common stock ($733 million) and dividend payments on our common stock ($574 million). During the first six months of 2015, cash and cash equivalents decreased by $118 million, to $5,089 million.

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

Significant Sources of Capital

Operating Activities
During the first six months of 2015, cash provided by operating activities was $2,779 million, compared with $2,228 million for the first six months of 2014. Although net income was lower during the first six months of 2015, compared with the first six months of 2014, there were large noncash items in both periods, including the gain on the PSPI exchange in 2014, recognition in 2015 of a deferred gain from a 2013 asset disposition, and a goodwill impairment by DCP Midstream. After consideration of these items, underlying earnings for the first six months of 2015 were similar to the comparable period of 2014. Increased positive working capital impacts during the first six months of 2015, as compared with the same period of 2014, were driven mainly by decreased receivables and inventory builds at reduced commodity prices relative to the prior year, partially offset by smaller increases in payables and tax accruals. These positive impacts were partially offset by decreased distributions during the first six months of 2015 from equity affiliates, including DCP Midstream and WRB, compared with the same period of 2014. Operating cash flows in the first six months of 2014 also benefited from the receipt of a special distribution from WRB, of which $760 million was considered an operating cash flow. For additional information about the WRB special distribution, see Note 6—Investments, Loans and Long-Term Receivables, in the Notes to Consolidated Financial Statements.

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

Our operating cash flows are also impacted by distribution decisions made by our equity affiliates, including DCP Midstream, CPChem and WRB. During the first six months of 2015, cash from operations included dividends of $1,188 million from our equity affiliates, compared with $1,921 million during the same period of 2014.

During the second quarter of 2015, CPChem made a special distribution to its owners, with our share totaling $696 million. CPChem funded the distribution by issuing $1.4 billion of senior notes with maturities ranging from three to five years, with a combination of fixed and variable interest rates. This cash inflow from CPChem was included in operating cash flows, as we had cumulative undistributed equity earnings attributable to CPChem in excess of the amount distributed. Operating cash flows for the first six months of 2014 included a special distribution from WRB of $760 million.

Due to the low commodity price environment, DCP Midstream did not make cash distributions during the first six months of 2015, and we do not expect distributions from DCP Midstream for the remainder of 2015.

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

Credit Facilities and Commercial Paper
As of June 30, 2015, no amount had been drawn under our $5 billion credit facility; however, $51 million in letters of credit had been issued that were supported by this facility. As of June 30, 2015, no amount was outstanding under the $500 million revolving credit agreement of Phillips 66 Partners.

We have a $5 billion commercial paper program for short-term working capital needs. Commercial paper maturities are generally limited to 90 days. As of June 30, 2015, we had no borrowings under our commercial paper program.

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

Off-Balance Sheet Arrangements
In April 2012, in connection with our separation from ConocoPhillips, we entered into an agreement to guarantee 100 percent of certain outstanding debt obligations of Merey Sweeny, L.P. (MSLP). At June 30, 2015, the aggregate principal amount of MSLP debt guaranteed by us was $173 million.

For additional information about guarantees, see Note 10—Guarantees, in the Notes to Consolidated Financial Statements.

Capital Requirements
For information about our capital expenditures and investments, see the “Capital Spending” section.

Our debt balance at June 30, 2015, and December 31, 2014, was $9.0 billion and $8.7 billion, respectively. Our debt-to-capital ratio was 28 percent at both June 30, 2015, and December 31, 2014. Excluding Phillips 66 Partners’ debt of $1.1 billion at June 30, 2015, and its noncontrolling interest in our total equity of $802 million, our adjusted debt-to-capital ratio at June 30, 2015, was 26 percent. Our target adjusted debt-to-capital ratio excluding the impact of Phillips 66 Partners is 20-to-30 percent.

On May 6, 2015, our Board of Directors declared a quarterly cash dividend of $0.56 per common share, which represented a 12 percent increase from the previous quarter. The dividend was paid on June 1, 2015, to shareholders of record at the close of business on May 18, 2015. On July 8, 2015, our Board of Directors declared a quarterly cash dividend of $0.56 per common share. The dividend is payable on September 1, 2015, to shareholders of record at the close of business on August 17, 2015. We are forecasting a further double-digit dividend rate increase in 2016.

During the second half of 2013, we entered into a construction agency agreement and an operating lease agreement with a financial institution for the construction of our new headquarters facility in Houston, Texas. Under the construction agency agreement, we act as construction agent for the financial institution over a construction period of up to three years and eight months, during which time we request cash draws from the financial institution to fund construction costs. Through June 30, 2015, approximately $359 million had been drawn to fund construction costs, of which approximately $326 million is recourse to us should certain events of default occur. The operating lease becomes effective after construction is substantially complete and we are able to occupy the facility. The operating lease has a term of five years and provides us the option, at the end of the lease term, to request to renew the lease, purchase the facility, or assist the financial institution in marketing it for resale.

Since July 2012, our Board of Directors has authorized repurchases of our outstanding common stock totaling up to $7 billion. The share repurchases have been and are expected to be funded primarily through available cash. During the second quarter of 2015, we repurchased 4,195,639 shares at a cost of $334 million. Since the inception of our share repurchases in 2012, through June 30, 2015, we have repurchased a total of 83,066,134 shares at a cost of $5,617 million. Shares of stock repurchased are held as treasury shares.

During the first half of 2015, we contributed $50 million to our U.S. benefit plans and $39 million to our international benefit plans. We currently expect to make additional contributions of approximately $180 million to our U.S. benefit plans and $20 million to our international benefit plans during the remainder of 2015.

On May 1, 2015, the U.S. Department of Transportation issued a final rule focused on the safe transportation of flammable liquids by rail. The final rule, which is being challenged, subjects new and existing railcars transporting crude oil in high volumes to heightened design standards, including thicker tank walls and heat shields, improved pressure relief valves, and enhanced braking systems. We are currently evaluating the impact of the new regulations on our owned and leased crude oil railcar fleet.

Capital Spending

	Millions of Dollars
	Six Months Ended June 30
	2015	2014
Capital Expenditures and Investments
Midstream	$1,668	586
Chemicals	—	—
Refining	542	401
Marketing and Specialties	54	110
Corporate and Other	30	36
Total consolidated from continuing operations	$2,294	1,133

Selected Equity Affiliates*
DCP Midstream	$306	354
CPChem	516	379
WRB	71	61
	$893	794
* Our share of capital spending, which is self-funded by the equity affiliate.

Midstream
During the first six months of 2015, DCP Midstream had a self-funded capital program, and thus required no new capital infusions from us or our co-venturer. During this period, on a 100 percent basis, DCP Midstream’s capital expenditures and investments were approximately $611 million, primarily for construction activities related to the Zia II, Lucerne 2 and National Helium plants and the Keathley Canyon Connector gas gathering pipeline system, which was placed into service in February 2015, and additional investments in the Sand Hills Pipeline joint venture.

During the first six months of 2015, capital spending in our Midstream segment included construction activities related to our Sweeny Fractionator One and Freeport Liquid Petroleum Gas Export Terminal projects and spending associated with return, reliability and maintenance projects in our Transportation and NGL businesses. In addition to our Sweeny Fractionator One and Freeport Liquid Petroleum Gas Export Terminal projects, our major construction activities in progress include the development by two of our joint ventures of the Dakota Access Pipeline (DAPL) and Energy Transfer Crude Oil Pipeline (ETCOP). We own a 25 percent interest in each joint venture, with our co-venturer holding the remaining 75 percent interest and acting as operator of both the DAPL and ETCOP systems.

In April 2015, Rockies Express Pipeline LLC (REX) repaid $450 million of its debt, reducing its long-term debt to approximately $2.6 billion. REX funded the repayment through member cash contributions. Our 25 percent share was approximately $112 million, which we contributed to REX in April 2015.

Chemicals
During the first six months of 2015, CPChem had a self-funded capital program, and thus required no new capital infusions from us or our co-venturer. During this period, on a 100 percent basis, CPChem’s capital expenditures and investments were $1,031 million, primarily for its U.S. Gulf Coast Petrochemicals Project. We currently expect CPChem’s capital program to remain self-funding through 2015.

Refining
Capital spending for the Refining segment during the first six months of 2015 was primarily for air emission reduction projects to meet new environmental standards, refinery upgrade projects to increase accessibility of advantaged crudes and improve product yields, improvements to the operating integrity of key processing units and safety-related projects.

Major construction activities in progress include:

•	Installation of a crude tank to increase accessibility of waterborne crude at the Los Angeles Refinery.

•	Installation of facilities to comply with U.S. Environmental Protection Agency (EPA) Tier 3 Gasoline regulations at the Sweeny and Alliance refineries.

Generally, our equity affiliates in the Refining segment are intended to have self-funding capital programs.

Marketing and Specialties
Capital spending for the M&S segment during the first six months of 2015 was primarily for reliability and maintenance projects and projects targeted at growing our international marketing business.

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

From time to time, we receive requests for information or notices of potential liability from the EPA and state environmental agencies alleging that we are a potentially responsible party under the Federal Comprehensive

Environmental Response, Compensation and Liability Act (CERCLA) or an equivalent state statute. On occasion, we also have been made a party to cost recovery litigation by those agencies or by private parties. These requests, notices and lawsuits assert potential liability for remediation costs at various sites that typically are not owned by us, but allegedly contain wastes attributable to our past operations. As of December 31, 2014, we reported that we had been notified of potential liability under CERCLA and comparable state laws at 34 sites within the United States. During the first six months of 2015, we were notified of two new sites and settled and closed one site, leaving 35 unresolved sites with potential liability at June 30, 2015.

At June 30, 2015, our total environmental accrual was $469 million, compared with $496 million at December 31, 2014. We expect to incur a substantial amount of these expenditures within the next 30 years. Notwithstanding any of the foregoing, and as with other companies engaged in similar businesses, environmental costs and liabilities are inherent concerns in our operations and products, and there can be no assurance that material costs and liabilities will not be incurred. However, we currently do not expect any material adverse effect on our results of operations or financial position as a result of compliance with current environmental laws and regulations.

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

NEW ACCOUNTING STANDARDS

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs.” This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for annual and quarterly reporting periods of public entities beginning after December 15, 2015, applied on a retrospective basis. Early adoption is permitted for financial statements that have not been previously issued. We currently have debt issuance costs included as deferred charges in our balance sheet, which will be reclassified as a reduction of debt when we adopt ASU 2015-03. At June 30, 2015, this amount was $56 million.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” The new standard converged guidance on recognizing revenues in contracts with customers under accounting principles generally accepted in the United States and International Financial Reporting Standards. This ASU is intended to improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. ASU 2014-09 is effective for annual and quarterly reporting periods of public entities beginning after December 15, 2016. At its July 8, 2015, meeting, the FASB voted to delay implementation by one year. Pending the issuance of a final ASU, the standard will be effective for annual and quarterly reporting periods of public entities beginning after December 15, 2017. We are currently evaluating the provisions of ASU 2014-09 and assessing the impact, if any, it may have on our financial position and results of operations.

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

•	Changes in tax, environmental and other laws and regulations (including alternative energy mandates) applicable to our business.

•	Limited access to capital or significantly higher cost of capital related to changes to our credit profile or illiquidity or uncertainty in the domestic or international financial markets.

•	The operation, financing and distribution decisions of our joint ventures.

•	Domestic and foreign supplies of crude oil and other feedstocks.

•	Domestic and foreign supplies of petrochemicals and refined products, such as gasoline, diesel, aviation fuel and home heating oil.

•	Governmental policies relating to exports of crude oil and natural gas.

•	Overcapacity or undercapacity in the midstream, chemicals and refining industries.

•	Fluctuations in consumer demand for refined products.

•	The factors generally described in Item 1A.—Risk Factors in our 2014 Annual Report on Form 10-K.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks at June 30, 2015, do not differ materially from the risks discussed under Item 7A in our 2014 Annual Report on Form 10-K.

Item 4.   CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. As of June 30, 2015, with the participation of management, our Chairman and Chief Executive Officer and our Executive Vice President and Chief Financial Officer carried out an evaluation, pursuant to Rule 13a-15(b) of the Act, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our Chairman and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of June 30, 2015.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, in the quarterly period ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

The following is a description of reportable legal proceedings, including those involving governmental authorities under federal, state and local laws regulating the discharge of materials into the environment, for this reporting period. There were two new matters that arose during the second quarter of 2015. No material developments occurred with respect to matters previously reported in our 2014 Annual Report on Form 10-K or our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015. While it is not possible to accurately predict the final outcome of these pending proceedings, if any one or more of such proceedings were decided adversely to Phillips 66, we expect there would be no material effect on our consolidated financial position. Nevertheless, such proceedings are reported pursuant to the SEC regulations.

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

New Matters
On May 26, 2015, the Bay Area Air Quality Management District (Bay Area AQMD) issued a $147,000 demand to settle 13 Notices of Violation (NOVs) issued in 2012 and 2013 with respect to alleged violations of regulatory and/or permit requirements at the Rodeo Refinery. We are working with the Bay Area AQMD to resolve this matter.

The EPA issued an NOV alleging a violation of hazardous air pollution regulations at the WRB Wood River Refinery during 2014.  We are working with the EPA to resolve this NOV.

Item 1A.   RISK FACTORS

There have been no material changes from the risk factors disclosed in Item 1A of our 2014 Annual Report on
Form 10-K.

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

				Millions of Dollars
Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs**	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2015	1,140,445	$78.94	1,140,445	$1,627
May 1-31, 2015	1,314,004	80.69	1,314,004	1,520
June 1-30, 2015	1,741,190	78.70	1,741,190	1,383
Total	4,195,639	$79.39	4,195,639
* Includes repurchase of shares of common stock from company employees in connection with the company’s broad-based employee incentive plans, when applicable.
** Since July 2012, our Board of Directors has authorized repurchases totaling up to $7 billion of our outstanding common stock. The share repurchases have been and are expected to be funded primarily through available cash. Under these authorizations, the shares will be repurchased from time to time in the open market at the company’s discretion, subject to market conditions and other factors, and in accordance with applicable regulatory requirements. We are not obligated to acquire any particular amount of common stock and may commence, suspend or discontinue purchases at any time or from time to time without prior notice. Shares of stock repurchased are held as treasury shares.

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

July 31, 2015