Form 10-Q
period 2015-09-30
Phillips 66
filed 2015-10-30
CIK 1534701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2015

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	001-35349
Phillips 66
(Exact name of registrant as specified in its charter)

Delaware	45-3779385
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer [X] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [    ]    No  [X]
The registrant had 533,440,280 shares of common stock, $.01 par value, outstanding as of September 30, 2015.

PHILLIPS 66

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Consolidated Statement of Income	Phillips 66

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
Revenues and Other Income
Sales and other operating revenues*	$25,792	40,417	77,082	126,249
Equity in earnings of affiliates	583	511	1,446	2,053
Net gain on dispositions	22	109	283	125
Other income	20	11	109	59
Total Revenues and Other Income	26,417	41,048	78,920	128,486

Costs and Expenses
Purchased crude oil and products	18,580	33,602	57,528	107,299
Operating expenses	1,083	1,104	3,220	3,271
Selling, general and administrative expenses	437	401	1,237	1,215
Depreciation and amortization	270	249	797	722
Impairments	1	12	3	16
Taxes other than income taxes*	3,610	3,874	10,621	11,344
Accretion on discounted liabilities	5	6	16	18
Interest and debt expense	71	60	236	194
Foreign currency transaction losses	1	13	50	23
Total Costs and Expenses	24,058	39,321	73,708	124,102
Income from continuing operations before income taxes	2,359	1,727	5,212	4,384
Provision for income taxes	767	538	1,598	1,451
Income From Continuing Operations	1,592	1,189	3,614	2,933
Income from discontinued operations**	—	—	—	706
Net Income	1,592	1,189	3,614	3,639
Less: net income attributable to noncontrolling interests	14	9	37	24
Net Income Attributable to Phillips 66	$1,578	1,180	3,577	3,615

Amounts Attributable to Phillips 66 Common Stockholders:
Income from continuing operations	$1,578	1,180	3,577	2,909
Income from discontinued operations	—	—	—	706
Net Income Attributable to Phillips 66	$1,578	1,180	3,577	3,615

Net Income Attributable to Phillips 66 Per Share of Common Stock (dollars)
Basic
Continuing operations	$2.92	2.11	6.56	5.10
Discontinued operations	—	—	—	1.24
Net Income Attributable to Phillips 66 Per Share of Common Stock	$2.92	2.11	6.56	6.34
Diluted
Continuing operations	$2.90	2.09	6.52	5.05
Discontinued operations	—	—	—	1.23
Net Income Attributable to Phillips 66 Per Share of Common Stock	$2.90	2.09	6.52	6.28

Dividends Paid Per Share of Common Stock (dollars)	$0.56	0.50	1.62	1.39

Average Common Shares Outstanding (in thousands)
Basic	540,357	559,492	544,362	569,692
Diluted	544,696	564,958	549,034	575,589
* Includes excise taxes on petroleum products sales:	$3,513	3,781	10,338	11,046
** Net of provision for income taxes on discontinued operations:	$—	—	—	5
See Notes to Consolidated Financial Statements.

Consolidated Statement of Comprehensive Income	Phillips 66

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014

Net Income	$1,592	1,189	3,614	3,639
Other comprehensive income (loss)
Defined benefit plans
Actuarial gain (loss):
Actuarial loss arising during the period	(116)	—	(116)	—
Amortization to net income of net actuarial loss and settlements	98	15	147	41
Plans sponsored by equity affiliates	4	4	14	10
Income taxes on defined benefit plans	6	(5)	(14)	(16)
Defined benefit plans, net of tax	(8)	14	31	35
Foreign currency translation adjustments	(106)	(233)	(91)	(106)
Income taxes on foreign currency translation adjustments	(5)	8	3	9
Foreign currency translation adjustments, net of tax	(111)	(225)	(88)	(97)
Other Comprehensive Loss, Net of Tax	(119)	(211)	(57)	(62)
Comprehensive Income	1,473	978	3,557	3,577
Less: comprehensive income attributable to noncontrolling interests	14	9	37	24
Comprehensive Income Attributable to Phillips 66	$1,459	969	3,520	3,553
See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet	Phillips 66

	Millions of Dollars
	September 30 2015	December 31 2014
Assets
Cash and cash equivalents	$4,822	5,207
Accounts and notes receivable (net of allowances of $68 million in 2015 and $71 million in 2014)	4,315	6,306
Accounts and notes receivable—related parties	883	949
Inventories	4,388	3,397
Prepaid expenses and other current assets	641	837
Total Current Assets	15,049	16,696
Investments and long-term receivables	10,601	10,189
Net properties, plants and equipment	19,257	17,346
Goodwill	3,275	3,274
Intangibles	879	900
Other assets	354	336
Total Assets	$49,415	48,741

Liabilities
Accounts payable	$6,151	7,488
Accounts payable—related parties	711	576
Short-term debt	43	842
Accrued income and other taxes	980	878
Employee benefit obligations	458	462
Other accruals	532	848
Total Current Liabilities	8,875	11,094
Long-term debt	8,908	7,842
Asset retirement obligations and accrued environmental costs	681	683
Deferred income taxes	5,401	5,491
Employee benefit obligations	1,249	1,305
Other liabilities and deferred credits	269	289
Total Liabilities	25,383	26,704

Equity
Common stock (2,500,000,000 shares authorized at $.01 par value) Issued (2015—638,634,255 shares; 2014—637,031,760 shares)
Par value	6	6
Capital in excess of par	19,116	19,040
Treasury stock (at cost: 2015—105,193,975 shares; 2014—90,649,984 shares)	(7,340)	(6,234)
Retained earnings	12,000	9,309
Accumulated other comprehensive loss	(588)	(531)
Total Stockholders’ Equity	23,194	21,590
Noncontrolling interests	838	447
Total Equity	24,032	22,037
Total Liabilities and Equity	$49,415	48,741
See Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows	Phillips 66

	Millions of Dollars
	Nine Months Ended September 30
	2015	2014
Cash Flows From Operating Activities
Net income	$3,614	3,639
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	797	722
Impairments	3	16
Accretion on discounted liabilities	16	18
Deferred taxes	(125)	(527)
Undistributed equity earnings	17	360
Net gain on dispositions	(283)	(125)
Income from discontinued operations	—	(706)
Other	70	70
Working capital adjustments
Decrease (increase) in accounts and notes receivable	2,158	810
Decrease (increase) in inventories	(1,047)	(2,336)
Decrease (increase) in prepaid expenses and other current assets	165	(95)
Increase (decrease) in accounts payable	(1,136)	299
Increase (decrease) in taxes and other accruals	(33)	510
Net cash provided by continuing operating activities	4,216	2,655
Net cash provided by discontinued operations	—	2
Net Cash Provided by Operating Activities	4,216	2,657

Cash Flows From Investing Activities
Capital expenditures and investments	(3,286)	(2,647)
Proceeds from asset dispositions*	68	663
Advances/loans—related parties	(50)	(3)
Collection of advances/loans—related parties	50	—
Other	2	161
Net cash used in continuing investing activities	(3,216)	(1,826)
Net cash used in discontinued operations	—	(2)
Net Cash Used in Investing Activities	(3,216)	(1,828)

Cash Flows From Financing Activities
Issuance of debt	1,169	—
Repayment of debt	(918)	(30)
Issuance of common stock	(27)	1
Repurchase of common stock	(1,106)	(1,750)
Share exchange—PSPI transaction	—	(450)
Dividends paid on common stock	(874)	(787)
Distributions to noncontrolling interests	(30)	(18)
Net proceeds from issuance of Phillips 66 Partners LP common units	384	—
Other	2	23
Net cash used in continuing financing activities	(1,400)	(3,011)
Net cash used in discontinued operations	—	—
Net Cash Used in Financing Activities	(1,400)	(3,011)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	15	(110)

Net Change in Cash and Cash Equivalents	(385)	(2,292)
Cash and cash equivalents at beginning of period	5,207	5,400
Cash and Cash Equivalents at End of Period	$4,822	3,108
* Includes return of investments in equity affiliates and working capital true-ups on dispositions.
See Notes to Consolidated Financial Statements.

Consolidated Statement of Changes in Equity	Phillips 66

	Millions of Dollars
	Attributable to Phillips 66
	Common Stock
	Par Value	Capital in Excess of Par	Treasury Stock	Retained Earnings	Accum. Other Comprehensive Income (Loss)	Noncontrolling Interests	Total

December 31, 2013	$6	18,887	(2,602)	5,622	37	442	22,392
Net income	—	—	—	3,615	—	24	3,639
Other comprehensive income	—	—	—	—	(62)	—	(62)
Cash dividends paid on common stock	—	—	—	(787)	—	—	(787)
Repurchase of common stock	—	—	(1,750)	—	—	—	(1,750)
Share exchange—PSPI transaction	—	—	(1,350)	—	—	—	(1,350)
Benefit plan activity	—	141	—	(11)	—	—	130
Distributions to noncontrolling interests and other	—	—	—	—	—	(18)	(18)
September 30, 2014	$6	19,028	(5,702)	8,439	(25)	448	22,194

December 31, 2014	$6	19,040	(6,234)	9,309	(531)	447	22,037
Net income	—	—	—	3,577	—	37	3,614
Other comprehensive income	—	—	—	—	(57)	—	(57)
Cash dividends paid on common stock	—	—	—	(874)	—	—	(874)
Repurchase of common stock	—	—	(1,106)	—	—	—	(1,106)
Benefit plan activity	—	76	—	(12)	—	—	64
Issuance of Phillips 66 Partners LP common units	—	—	—	—	—	384	384
Distributions to noncontrolling interests and other	—	—	—	—	—	(30)	(30)
September 30, 2015	$6	19,116	(7,340)	12,000	(588)	838	24,032

	Shares in Thousands
	Common Stock Issued	Treasury Stock
December 31, 2013	634,286	44,106
Repurchase of common stock	—	21,898
Share exchange—PSPI transaction	—	17,423
Shares issued—share-based compensation	2,655	—
September 30, 2014	636,941	83,427

December 31, 2014	637,032	90,650
Repurchase of common stock	—	14,544
Shares issued—share-based compensation	1,602	—
September 30, 2015	638,634	105,194
See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements	Phillips 66

Note 1—Interim Financial Information

The interim financial information presented in the financial statements included in this report is unaudited and includes all known accruals and adjustments necessary, in the opinion of management, for a fair presentation of the consolidated financial position of Phillips 66 and its results of operations and cash flows for the periods presented. Unless otherwise specified, all such adjustments are of a normal and recurring nature. Certain notes and other information have been condensed or omitted from the interim financial statements included in this report. Therefore, these interim financial statements should be read in conjunction with the consolidated financial statements and notes included in our 2014 Annual Report on Form 10-K. The results of operations for the three and nine months ended September 30, 2015, are not necessarily indicative of the results to be expected for the full year.

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

Merey Sweeny, L.P. (MSLP) is a limited partnership that owns a delayed coker and related facilities at the Sweeny Refinery. As discussed more fully in Note 6—Investments, Loans and Long-Term Receivables, in August 2009, a call right was exercised to acquire the 50 percent ownership interest in MSLP of the co-venturer, Petróleos de Venezuela S.A. (PDVSA). That exercise was challenged, and the dispute has been arbitrated. In April 2014, the arbitral tribunal upheld the exercise of the call right and the acquisition of the 50 percent ownership interest. In July 2014, PDVSA filed a petition to vacate the tribunal’s award, and in September 2015, the petition was denied. We expect PDVSA will appeal this denial. Until all legal challenges are resolved, we will continue to use the equity method of accounting for MSLP, and the VIE analysis below is based on the ownership and governance structure in place prior to the exercise of the call right. MSLP is a VIE because, in securing lender consents in connection with our separation from ConocoPhillips in 2012 (the Separation), we provided a 100 percent debt guarantee to the lender of MSLP’s 8.85% senior notes (MSLP Senior Notes). PDVSA did not participate in the debt guarantee. In our VIE assessment, this disproportionate debt guarantee, plus other liquidity support provided jointly by us and PDVSA independently of equity ownership, results in MSLP not being exposed to all potential losses. We have determined we are not the primary beneficiary while our call exercise award is subject to being vacated because, under the partnership agreement, the co-venturers jointly direct the activities of MSLP that most significantly impact economic performance. At September 30, 2015, our maximum exposure to loss represented the outstanding $173 million principal balance of the MSLP Senior Notes and our investment in MSLP of $149 million.

We have a 50 percent ownership interest with a 50 percent governance interest in Excel Paralubes (Excel). Excel is a VIE because, in securing lender consents in connection with the Separation, ConocoPhillips provided a 50 percent debt guarantee to the lender of Excel’s 7.43% senior secured bonds (Excel Senior Bonds). We provided a full indemnity to ConocoPhillips for this debt guarantee. Our co-venturer did not participate in the debt guarantee. In our assessment of the VIE, this debt guarantee, plus other liquidity support up to $60 million provided jointly by us and our co-venturer independently of equity ownership, results in Excel not being exposed to all potential losses. We have determined we are not the primary beneficiary because we and our co-venturer jointly direct the activities of Excel that most significantly impact economic performance. We use the equity method of accounting for this investment. At September 30, 2015, our maximum exposure to loss represented 50 percent of the outstanding $32 million principal balance of the Excel Senior Bonds, or $16 million, half of the $60 million liquidity support, or $30 million, and our investment in Excel of $117 million.

Note 3—Inventories

Inventories consisted of the following:

	Millions of Dollars
	September 30 2015	December 31 2014

Crude oil and petroleum products	$4,124	3,141
Materials and supplies	264	256
	$4,388	3,397

Inventories valued on the last-in, first-out (LIFO) basis totaled $4,021 million and $3,004 million at September 30, 2015, and December 31, 2014, respectively. The estimated excess of current replacement cost over LIFO cost of inventories amounted to approximately $2,300 million and $3,000 million at September 30, 2015, and December 31, 2014, respectively.

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

We funded each of these acquisitions with cash on hand. Total cash consideration paid in 2014 was $741 million, net of cash acquired. Cash consideration paid for acquisitions is included in the “Capital expenditures and investments” line of our consolidated statement of cash flows. In the aggregate, as of December 31, 2014, we provisionally recorded $471 million of properties, plants and equipment (PP&E), $232 million of goodwill, $196 million of intangible assets, $70 million of net working capital and $109 million of long-term liabilities. Our acquisition accounting for these transactions is final and there were no material adjustments to the provisional amounts recorded.

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

In February 2014, we exchanged the stock of Phillips Specialty Products Inc. (PSPI), a flow improver business, which was included in our M&S segment, for shares of Phillips 66 common stock owned by another party. The PSPI share exchange resulted in the receipt of approximately 17.4 million shares of Phillips 66 common stock, which are held as treasury shares, and the recognition of a before-tax gain of $696 million. At the time of the disposition, PSPI had a net carrying value of $685 million, which primarily included $481 million of cash and cash equivalents, $60 million of net PP&E and $117 million of allocated goodwill. Cash and cash equivalents of $450 million included in PSPI’s net carrying value is reflected as a financing cash outflow in the “Share exchange—PSPI transaction” line of our consolidated statement of cash flows. Revenues, income before tax and net income from discontinued operations, excluding the recognized before-tax gain of $696 million, were not material for the nine-month period ended September 30, 2014.

In July 2013, we completed the sale of the Immingham Combined Heat and Power Plant (ICHP), which was included in our M&S segment. A gain on this disposal was deferred at the time of sale due to an indemnity provided to the buyer. We recognized the deferred gain in earnings as our exposure under the indemnity declined, beginning in the third quarter of 2014 and ending in the second quarter of 2015 when the indemnity expired. We recognized $242 million and $109 million of the deferred gain during the nine-month periods ended September 30, 2015 and 2014, respectively. These amounts are included in the “Net gain on dispositions” line of our consolidated statement of income.

Note 6—Investments, Loans and Long-Term Receivables

Equity Investments
Summarized 100 percent financial information for WRB Refining LP (WRB) and Chevron Phillips Chemical Company LLC (CPChem) was as follows:

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014

Revenues	$5,266	7,896	16,092	24,579
Income before income taxes	881	784	2,611	3,094
Net income	860	758	2,556	3,021

WRB
WRB is a 50-percent-owned business venture with Cenovus Energy Inc. (Cenovus). Cenovus was obligated to contribute $7.5 billion, plus accrued interest, to WRB over a 10-year period that began in 2007. In the first quarter of 2014, Cenovus prepaid its remaining balance under this obligation. As a result, WRB declared a special dividend, which was distributed to the co-venturers in March 2014. Of the $1,232 million that we received, $760 million was considered a return on our investment in WRB (an operating cash inflow), and $472 million was considered a return of our investment in WRB (an investing cash inflow). The return of investment portion of the dividend was included in the “Proceeds from asset dispositions” line in our consolidated statement of cash flows. At September 30, 2015, the book value of our investment in WRB was $2,049 million and our basis difference was $3,235 million.

Other
In April 2015, Rockies Express Pipeline LLC (REX) repaid $450 million of its debt, reducing its long-term debt to approximately $2.6 billion.  REX funded the repayment through member cash contributions. Our 25 percent share was approximately $112 million, which we contributed to REX in April 2015.

MSLP owns a delayed coker and related facilities at the Sweeny Refinery. MSLP processes long residue, which is produced from heavy sour crude oil, for a processing fee. Fuel-grade petroleum coke is produced as a by-product and becomes the property of MSLP. Prior to August 28, 2009, MSLP was owned 50/50 by ConocoPhillips and PDVSA. Under the agreements that govern the relationships between the partners, certain defaults by PDVSA with respect to supply of crude oil to the Sweeny Refinery triggered the right to acquire PDVSA’s 50 percent ownership interest in

MSLP, which was exercised on August 28, 2009. PDVSA initiated arbitration with the International Chamber of Commerce challenging the exercise of the call right and claiming it was invalid. The arbitral tribunal held hearings on the merits of the dispute in December 2012, and post-hearing briefs were exchanged in March 2013. The arbitral tribunal issued its ruling in April 2014, which upheld the exercise of the call right and the acquisition of the 50 percent ownership interest. In July 2014, PDVSA filed a petition in U.S. district court to vacate the tribunal’s ruling, and in September 2015, the petition was denied. We expect PDVSA will appeal this denial. Following the Separation, Phillips 66 generally indemnifies ConocoPhillips for liabilities, if any, arising out of the exercise of the call right or otherwise with respect to the joint venture or the refinery. Until all legal challenges are resolved, we will continue to use the equity method of accounting for our investment in MSLP.

Note 7—Properties, Plants and Equipment

Our investment in PP&E, with the associated accumulated depreciation and amortization (Accum. D&A), was:

	Millions of Dollars
	September 30, 2015			December 31, 2014
	Gross PP&E	Accum. D&A	Net PP&E	Gross PP&E	Accum. D&A	Net PP&E

Midstream	$6,571	1,257	5,314	4,726	1,185	3,541
Chemicals	—	—	—	—	—	—
Refining	20,656	7,898	12,758	19,951	7,424	12,527
Marketing and Specialties	1,445	745	700	1,490	738	752
Corporate and Other	966	481	485	978	452	526
	$29,638	10,381	19,257	27,145	9,799	17,346

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

	Three Months Ended September 30				Nine Months Ended September 30
	2015		2014		2015		2014
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Amounts attributed to Phillips 66 Common Stockholders (millions):
Income from continuing operations attributable to Phillips 66	$1,578	1,578	1,180	1,180	3,577	3,577	2,909	2,909
Income allocated to participating securities	(1)	—	(2)	—	(5)	—	(5)	—
Income from continuing operations available to common stockholders	1,577	1,578	1,178	1,180	3,572	3,577	2,904	2,909
Discontinued operations	—	—	—	—	—	—	706	706
Net Income available to common stockholders	$1,577	1,578	1,178	1,180	3,572	3,577	3,610	3,615

Weighted-average common shares outstanding (thousands):	535,618	540,357	555,677	559,492	539,616	544,362	565,831	569,692
Effect of stock-based compensation	4,739	4,339	3,815	5,466	4,746	4,672	3,861	5,897
Weighted-average common shares outstanding—EPS	540,357	544,696	559,492	564,958	544,362	549,034	569,692	575,589

Earnings Per Share of Common Stock (dollars):
Income from continuing operations attributable to Phillips 66	$2.92	2.90	2.11	2.09	6.56	6.52	5.10	5.05
Discontinued operations	—	—	—	—	—	—	1.24	1.23
Earnings Per Share	$2.92	2.90	2.11	2.09	6.56	6.52	6.34	6.28

Note 9—Debt

Debt Repayment
In March 2015, we repaid $800 million of 1.95% Senior Notes upon maturity.

Debt Issuance
In February 2015, Phillips 66 Partners closed on a public offering of $1.1 billion aggregate principal amount of unsecured senior notes, consisting of:

•	$300 million of 2.646% Senior Notes due 2020.

•	$500 million of 3.605% Senior Notes due 2025.

•	$300 million of 4.680% Senior Notes due 2045.

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

Credit Facilities
At both September 30, 2015, and December 31, 2014, we had no direct outstanding borrowings under our $5 billion revolving credit agreement, while $51 million in letters of credit had been issued that were supported by it. At September 30, 2015, and December 31, 2014, no amount and $18 million, respectively, were outstanding under the $500 million revolving credit agreement of Phillips 66 Partners. Accordingly, as of September 30, 2015, an aggregate $5.4 billion of total capacity was available under these facilities.

Note 10—Guarantees

At September 30, 2015, we were liable for certain contingent obligations under various contractual arrangements as described below. We recognize a liability, at inception, for the fair value of our obligation as a guarantor for newly issued or modified guarantees. Unless the carrying amount of the liability is noted below, we have not recognized a liability either because the guarantees were issued prior to December 31, 2002, or because the fair value of the obligation is immaterial. In addition, unless otherwise stated, we are not currently performing with any significance under the guarantee and expect future performance to be either immaterial or have only a remote chance of occurrence.

Guarantees of Joint Venture Debt
In 2012, in connection with the Separation, we issued a guarantee for 100 percent of the MSLP Senior Notes issued in July 1999. At September 30, 2015, the maximum potential amount of future payments to third parties under the guarantee was estimated to be $173 million, which could become payable if MSLP fails to meet its obligations under the senior notes agreement. The MSLP Senior Notes mature in 2019.

Other Guarantees
We have residual value guarantees associated with leases with maximum future potential payments totaling $395 million. We have other guarantees with maximum future potential payment amounts totaling $117 million, which consist primarily of guarantees to fund the short-term cash liquidity deficits of certain joint ventures and guarantees of the lease payment obligations of a joint venture. These guarantees generally extend up to 9 years or life of the venture.

Indemnifications
Over the years, we have entered into various agreements to sell ownership interests in certain corporations, joint ventures and assets that gave rise to qualifying indemnifications. Agreements associated with these sales include indemnifications for taxes, litigation, environmental liabilities, permits and licenses, and employee claims; and real estate indemnity against tenant defaults. The provisions of these indemnifications vary greatly. The majority of these indemnifications are related to environmental issues with generally indefinite terms, and the maximum amount of future payments is generally unlimited. The carrying amount recorded for indemnifications at September 30, 2015, was $210 million.

We amortize the indemnification liability over the relevant time period, if one exists, based on the facts and circumstances surrounding each type of indemnity. In cases where the indemnification term is indefinite, we will reverse the liability when we have information the liability is essentially relieved or amortize the liability over an appropriate time period as the fair value of our indemnification exposure declines. Although it is reasonably possible future payments may exceed amounts recorded, due to the nature of the indemnifications, it is not possible to make a reasonable estimate of the maximum potential amount of future payments. Included in the recorded carrying amount were $105 million of environmental accruals for known contamination that were primarily included in “Asset retirement obligations and accrued environmental costs” at September 30, 2015. For additional information about environmental liabilities, see Note 11—Contingencies and Commitments.

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

We are currently participating in environmental assessments and cleanups at numerous federal Superfund and comparable state sites. After an assessment of environmental exposures for cleanup and other costs, we make accruals on an undiscounted basis (except those pertaining to sites acquired in a purchase business combination, which we record on a discounted basis) for planned investigation and remediation activities for sites where it is probable future costs will be incurred and these costs can be reasonably estimated. At September 30, 2015, our total environmental accrual was $490 million, compared with $496 million at December 31, 2014. We expect to incur a substantial amount of these expenditures within the next 30 years. We have not reduced these accruals for possible insurance recoveries. In the future, we may be involved in additional environmental assessments, cleanups and proceedings.

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

At September 30, 2015, we had performance obligations secured by letters of credit and bank guarantees of $473 million (of which $51 million was issued under the provisions of our revolving credit facility, and the remainder was issued as direct bank letters of credit and bank guarantees) related to various purchase and other commitments incident to the ordinary conduct of business.

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

	Millions of Dollars
	September 30 2015	December 31 2014
Assets
Accounts and notes receivable	$(1)	(1)
Prepaid expenses and other current assets	1,770	3,839
Other assets	25	29
Liabilities
Other accruals	1,657	3,472
Other liabilities and deferred credits	21	1
Hedge accounting has not been used for any item in the table.

The gains (losses) incurred from commodity derivatives, and the line items where they appear on our consolidated statement of income, were:

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014

Sales and other operating revenues	$195	179	21	208
Equity in earnings of affiliates	—	6	—	4
Other income	12	(3)	59	12
Purchased crude oil and products	117	71	66	28
Hedge accounting has not been used for any item in the table.

The following table summarizes our material net exposures resulting from outstanding commodity derivative contracts. These financial and physical derivative contracts are primarily used to manage price exposure on our underlying operations. The underlying exposures may be from non-derivative positions such as inventory volumes. Financial derivative contracts may also offset physical derivative contracts, such as forward sales contracts. As of September 30, 2015, and December 31, 2014, the percentages of our derivative contract volumes expiring within the next 12 months were approximately 98 percent and 99 percent, respectively.

	Open Position Long/(Short)
	September 30 2015	December 31 2014
Commodity
Crude oil, refined products and NGL (millions of barrels)	(29)	(11)

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

The aggregate fair values of all derivative instruments with such credit-risk-related contingent features that were in a liability position were not material at September 30, 2015, or December 31, 2014.

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

We classify the fair value of an asset or liability based on the lowest level of input significant to its measurement; however, the fair value of an asset or liability initially reported as Level 3 will be subsequently reported as Level 2 if the unobservable inputs become inconsequential to its measurement or corroborating market data becomes available. Conversely, an asset or liability initially reported as Level 2 will be subsequently reported as Level 3 if corroborating market data becomes unavailable. For the nine-month period ended September 30, 2015, derivative assets with an aggregate value of $316 million and derivative liabilities with an aggregate value of $324 million were transferred into Level 1, as measured from the beginning of the reporting period. The measurements were reclassified within the fair value hierarchy due to the availability of unadjusted quoted prices from an active market.

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

The carrying values and fair values by hierarchy of our material financial instruments and commodity forward contracts, either carried or disclosed at fair value, including any effects of netting derivative assets with liabilities and netting collateral due to right of setoff or master netting agreements, were:

	Millions of Dollars
	September 30, 2015
	Fair Value Hierarchy			Total Fair Value of Gross Assets & Liabilities	Effect of Counterparty Netting	Effect of Collateral Netting	Difference in Carrying Value and Fair Value	Net Carrying Value Presented on the Balance Sheet	Cash Collateral Received or Paid, Not Offset on Balance Sheet
	Level 1	Level 2	Level 3
Commodity Derivative Assets
Exchange-cleared instruments	$979	738	—	1,717	(1,588)	(10)	—	119	1
OTC instruments	—	12	—	12	(5)	—	—	7	—
Physical forward contracts*	—	63	2	65	(4)	—	—	61	—
Rabbi trust assets	80	—	—	80	N/A	N/A	—	80	N/A
	$1,059	813	2	1,874	(1,597)	(10)	—	267

Commodity Derivative Liabilities
Exchange-cleared instruments	$979	660	—	1,639	(1,588)	(50)	—	1	1
OTC instruments	—	9	—	9	(5)	—	—	4	—
Physical forward contracts*	—	30	—	30	(4)	—	—	26	—
Floating-rate debt	50	—	—	50	N/A	N/A	—	50	N/A
Fixed-rate debt, excluding capital leases**	—	8,793	—	8,793	N/A	N/A	(106)	8,687	N/A
	$1,029	9,492	—	10,521	(1,597)	(50)	(106)	8,768
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

The rabbi trust assets appear on our consolidated balance sheet in the “Investments and long-term receivables” line, while the floating-rate and fixed-rate debt appear in the “Short-term debt” and “Long-term debt” lines. For information regarding where our commodity derivative assets and liabilities appear on the balance sheet, see the first table in Note 12—Derivatives and Financial Instruments.

Nonrecurring Fair Value Remeasurements
During the nine-month period ended September 30, 2015, there were no significant nonrecurring fair value remeasurements of assets subsequent to their initial recognition.

The following table shows the values of assets, by major category, measured at fair value on a nonrecurring basis in periods subsequent to their initial recognition during the nine-month period ended September 30, 2014:

	Millions of Dollars
		Fair Value Measurements Using
	Fair Value*	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Before- Tax Loss
September 30, 2014
Net asset disposal group (held for sale)	$72	72	—	—	12
* Represents the fair value at the time of the impairment.

During the nine-month period ended September 30, 2014, net assets related to the Bantry Bay terminal in our Refining segment, with a carrying amount of $84 million, primarily consisting of net PP&E, were written down to fair value less costs to sell, resulting in a before-tax loss of $12 million. This impairment was attributed to the long-lived assets in the disposal group. The fair value was determined by a negotiated selling price with a third party. See Note 5—Assets Held for Sale or Sold, for additional information.

Note 14—Employee Benefit Plans

Pension and Postretirement Plans
The components of net periodic benefit cost for the three and nine months ended September 30, 2015 and 2014, were as follows:

	Millions of Dollars
	Pension Benefits				Other Benefits
	2015		2014		2015	2014
	U.S.	Int’l.	U.S.	Int’l.
Components of Net Periodic Benefit Cost
Three Months Ended September 30
Service cost	$32	9	30	9	1	1
Interest cost	27	7	27	9	2	2
Expected return on plan assets	(35)	(9)	(35)	(9)	—	—
Amortization of prior service cost	—	—	1	—	—	—
Recognized net actuarial loss	19	4	10	3	—	—
Settlements	75	—	—	—	—	—
Net periodic benefit cost	$118	11	33	12	3	3

Nine Months Ended September 30
Service cost	$94	29	91	29	5	5
Interest cost	81	21	81	27	6	6
Expected return on plan assets	(105)	(28)	(106)	(28)	—	—
Amortization of prior service cost (credit)	2	(1)	2	(1)	(1)	(1)
Recognized net actuarial loss (gain)	56	12	30	9	(1)	(1)
Settlements	76	—	—	—	—	—
Net periodic benefit cost	$204	33	98	36	9	9

During the first nine months of 2015, we contributed $225 million to our U.S. benefit plans and $52 million to our international benefit plans. We currently expect to make additional contributions of approximately $5 million to our U.S. benefit plans and $10 million to our international benefit plans during the remainder of 2015.

During the three months ended September 30, 2015, lump-sum benefit payments exceeded the sum of service and interest costs for the plan year for the U.S. qualified pension plan. As a result, we recognized a proportionate share of prior actuarial losses, or pension settlement expense, of $73 million. We have also recognized year-to-date pension settlement expense of $3 million related to our U.S. non-qualified supplemental retirement plan. In conjunction with the recognition of pension settlement expense, the plan assets and pension benefit obligation of the U.S. qualified pension plan were remeasured as of September 30, 2015. At the measurement date, the net pension liability increased $116 million resulting in a corresponding decrease to other comprehensive income. The increase in the net pension liability was primarily due to a decline in plan asset fair value.

Note 15—Accumulated Other Comprehensive Income (Loss)

The following table depicts changes in accumulated other comprehensive income (loss) by component, as well as detail on reclassifications out of accumulated other comprehensive income (loss):

	Millions of Dollars
	Defined Benefit Plans	Foreign Currency Translation	Hedging	Accumulated Other Comprehensive Income (Loss)

December 31, 2013	$(404)	443	(2)	37
Other comprehensive income (loss) before reclassifications	6	(97)	—	(91)
Amounts reclassified from accumulated other comprehensive income (loss)*
Amortization of defined benefit plan items**
Actuarial losses	29	—	—	29
Net current period other comprehensive income (loss)	35	(97)	—	(62)
September 30, 2014	$(369)	346	(2)	(25)

December 31, 2014	$(696)	167	(2)	(531)
Other comprehensive loss before reclassifications	(63)	(88)	—	(151)
Amounts reclassified from accumulated other comprehensive income (loss)*
Amortization of defined benefit plan items**
Actuarial losses and settlements	94	—	—	94
Net current period other comprehensive income (loss)	31	(88)	—	(57)
September 30, 2015	$(665)	79	(2)	(588)
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

Note 17—Related Party Transactions

Significant transactions with related parties were:

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014

Operating revenues and other income (a)	$581	1,653	1,872	5,306
Purchases (b)	1,927	3,772	6,281	12,298
Operating expenses and selling, general and administrative expenses (c)	29	33	91	109
Interest expense (d)	2	2	5	6

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

Analysis of Results by Operating Segment

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
Sales and Other Operating Revenues
Midstream
Total sales	$821	1,323	2,703	4,633
Intersegment eliminations	(250)	(255)	(747)	(821)
Total Midstream	571	1,068	1,956	3,812
Chemicals	1	2	4	6
Refining
Total sales	16,511	28,910	49,737	91,753
Intersegment eliminations	(10,758)	(17,768)	(31,434)	(54,119)
Total Refining	5,753	11,142	18,303	37,634
Marketing and Specialties
Total sales	19,852	28,663	57,943	86,198
Intersegment eliminations	(386)	(466)	(1,146)	(1,424)
Total Marketing and Specialties	19,466	28,197	56,797	84,774
Corporate and Other	1	8	22	23
Consolidated sales and other operating revenues	$25,792	40,417	77,082	126,249

Net Income (Loss) Attributable to Phillips 66
Midstream	$101	115	90	411
Chemicals	252	230	750	870
Refining	1,003	558	2,145	1,254
Marketing and Specialties	338	368	956	667
Corporate and Other	(116)	(91)	(364)	(293)
Discontinued operations	—	—	—	706
Consolidated net income attributable to Phillips 66	$1,578	1,180	3,577	3,615

	Millions of Dollars
	September 30 2015	December 31 2014
Total Assets
Midstream	$9,251	7,295
Chemicals	5,168	5,209
Refining	22,777	22,808
Marketing and Specialties	6,428	7,051
Corporate and Other	5,791	6,378
Consolidated total assets	$49,415	48,741

Note 19—Income Taxes

Our effective tax rate for the third quarter and the first nine months of 2015 was 33 percent and 31 percent, respectively, compared with 31 percent and 33 percent for the corresponding periods of 2014. The increase in the effective tax rate for the third quarter of 2015, compared with the third quarter of 2014, was primarily attributable to the recognition of a nontaxable gain associated with the sale of ICHP in 2014. The decrease in the effective tax rate for the first nine months of 2015, compared with the first nine months of 2014, was primarily attributable to a favorable tax settlement in the United Kingdom and a larger impact in 2015 from the recognition of a nontaxable gain associated with the sale of ICHP. For additional information on the nontaxable gain, see Note 5—Assets Held for Sale or Sold. The effective tax rate varies from the federal statutory tax rate of 35 percent primarily as a result of state tax expense, offset by the manufacturing deduction and foreign operations.

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
In February 2015, Phillips 66 Partners completed a public offering of 5,250,000 common units representing limited partner interests, at a public offering price of $75.50 per unit. The net proceeds received at closing were $384 million. Additionally, Phillips 66 Partners closed a public offering of $1.1 billion aggregate principal amount of senior notes. For additional information about the senior notes, see Note 9—Debt.
Phillips 66 Partners used a portion of the net proceeds of both offerings to fund the acquisition transaction discussed above and repay existing borrowings from a subsidiary of Phillips 66. The remainder is being used for capital expenditures and for general partnership purposes.
At September 30, 2015, we owned a 69 percent limited partner interest and a 2 percent general partner interest in Phillips 66 Partners, while the public owned a 29 percent limited partner interest. We consolidate Phillips 66 Partners because we control the partnership through our general partner interest (see Note 2—Variable Interest Entities (VIEs), for additional information). The public’s ownership interest in Phillips 66 Partners was $805 million at September 30, 2015, and is reflected as a noncontrolling interest in our financial statements. The most significant assets of Phillips 66 Partners that are available to settle only its obligations were equity investments of $858 million and net PP&E of $489 million at September 30, 2015.

Note 21—New Accounting Standards

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs.” This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for annual and quarterly reporting periods of public entities beginning after December 15, 2015, applied on a retrospective basis. Early adoption is permitted for financial statements that have not been previously issued. In August 2015, the FASB issued ASU 2015-15, "Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements." This standard states that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing these costs when they relate to a line-of-credit arrangement. We currently have debt issuance costs included as deferred charges in our balance sheet, which will be reclassified as a reduction of debt when we adopt ASU 2015-03. At September 30, 2015, this amount was $55 million.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” The new standard converged guidance on recognizing revenues in contracts with customers under accounting principles generally accepted in the United States and International Financial Reporting Standards. This ASU is intended to improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date.” The amendment in this ASU defers the effective date of ASU 2014-09 for all entities for one year. Public business entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier adoption is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. Retrospective or modified retrospective application of the accounting standard is required. We are currently evaluating the provisions of ASU 2014-09 and assessing the impact, if any, it may have on our financial position and results of operations.

Note 22—Subsequent Event

On October 18, 2015, we entered into a definitive agreement with DCP Midstream and our co-venturer in DCP Midstream pursuant to which we will contribute $1.5 billion of cash to DCP Midstream and our co-venturer will contribute their interests in certain operating assets that are held as equity investments. The transaction closed on October 30, 2015. Upon completion of this transaction our interest in DCP Midstream will remain at 50 percent.

Note 23—Condensed Consolidating Financial Information

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

	Millions of Dollars
	Three Months Ended September 30, 2015
Statement of Income	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Revenues and Other Income
Sales and other operating revenues	$—	18,122	7,670	—	25,792
Equity in earnings of affiliates	1,637	946	89	(2,089)	583
Net gain on dispositions	—	—	22	—	22
Other income	—	12	8	—	20
Intercompany revenues	—	264	2,556	(2,820)	—
Total Revenues and Other Income	1,637	19,344	10,345	(4,909)	26,417

Costs and Expenses
Purchased crude oil and products	—	14,210	7,138	(2,768)	18,580
Operating expenses	—	887	203	(7)	1,083
Selling, general and administrative expenses	2	339	107	(11)	437
Depreciation and amortization	—	206	64	—	270
Impairments	—	1	—	—	1
Taxes other than income taxes	—	1,396	2,214	—	3,610
Accretion on discounted liabilities	—	4	1	—	5
Interest and debt expense	90	7	8	(34)	71
Foreign currency transaction losses	—	1	—	—	1
Total Costs and Expenses	92	17,051	9,735	(2,820)	24,058
Income from continuing operations before income taxes	1,545	2,293	610	(2,089)	2,359
Provision (benefit) for income taxes	(33)	656	144	—	767
Income From Continuing Operations	1,578	1,637	466	(2,089)	1,592
Income from discontinued operations	—	—	—	—	—
Net income	1,578	1,637	466	(2,089)	1,592
Less: net income attributable to noncontrolling interests	—	—	14	—	14
Net Income Attributable to Phillips 66	$1,578	1,637	452	(2,089)	1,578

Comprehensive Income	$1,459	1,518	365	(1,869)	1,473

	Millions of Dollars
	Three Months Ended September 30, 2014
Statement of Income	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Revenues and Other Income
Sales and other operating revenues	$—	27,700	12,717	—	40,417
Equity in earnings of affiliates	1,225	816	87	(1,617)	511
Net gain on dispositions	—	—	109	—	109
Other income	—	3	8	—	11
Intercompany revenues	—	749	4,757	(5,506)	—
Total Revenues and Other Income	1,225	29,268	17,678	(7,123)	41,048

Costs and Expenses
Purchased crude oil and products	—	24,785	14,272	(5,455)	33,602
Operating expenses	—	893	221	(10)	1,104
Selling, general and administrative expenses	—	301	122	(22)	401
Depreciation and amortization	—	189	60	—	249
Impairments	—	—	12	—	12
Taxes other than income taxes	—	1,405	2,470	(1)	3,874
Accretion on discounted liabilities	—	5	1	—	6
Interest and debt expense	69	3	6	(18)	60
Foreign currency transaction losses	—	—	13	—	13
Total Costs and Expenses	69	27,581	17,177	(5,506)	39,321
Income from continuing operations before income taxes	1,156	1,687	501	(1,617)	1,727
Provision (benefit) for income taxes	(24)	462	100	—	538
Income From Continuing Operations	1,180	1,225	401	(1,617)	1,189
Income from discontinued operations	—	—	—	—	—
Net income	1,180	1,225	401	(1,617)	1,189
Less: net income attributable to noncontrolling interests	—	—	9	—	9
Net Income Attributable to Phillips 66	$1,180	1,225	392	(1,617)	1,180

Comprehensive Income	$969	1,014	178	(1,183)	978

	Millions of Dollars
	Nine Months Ended September 30, 2015
Statement of Income	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Revenues and Other Income
Sales and other operating revenues	$—	53,612	23,470	—	77,082
Equity in earnings (losses) of affiliates	3,760	2,362	(13)	(4,663)	1,446
Net gain (loss) on dispositions	—	(115)	398	—	283
Other income	—	77	32	—	109
Intercompany revenues	—	753	7,699	(8,452)	—
Total Revenues and Other Income	3,760	56,689	31,586	(13,115)	78,920

Costs and Expenses
Purchased crude oil and products	—	42,959	22,899	(8,330)	57,528
Operating expenses	4	2,543	704	(31)	3,220
Selling, general and administrative expenses	5	934	311	(13)	1,237
Depreciation and amortization	—	614	183	—	797
Impairments	—	3	—	—	3
Taxes other than income taxes	—	4,212	6,409	—	10,621
Accretion on discounted liabilities	—	12	4	—	16
Interest and debt expense	273	19	22	(78)	236
Foreign currency transaction losses	—	1	49	—	50
Total Costs and Expenses	282	51,297	30,581	(8,452)	73,708
Income from continuing operations before income taxes	3,478	5,392	1,005	(4,663)	5,212
Provision (benefit) for income taxes	(99)	1,632	65	—	1,598
Income from Continuing Operations	3,577	3,760	940	(4,663)	3,614
Income from discontinued operations	—	—	—	—	—
Net income	3,577	3,760	940	(4,663)	3,614
Less: net income attributable to noncontrolling interests	—	—	37	—	37
Net Income Attributable to Phillips 66	$3,577	3,760	903	(4,663)	3,577

Comprehensive Income	$3,520	3,703	878	(4,544)	3,557

	Millions of Dollars
	Nine Months Ended September 30, 2014
Statement of Income	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Revenues and Other Income
Sales and other operating revenues	$—	85,084	41,165	—	126,249
Equity in earnings of affiliates	3,055	2,269	395	(3,666)	2,053
Net gain on dispositions	—	—	125	—	125
Other income	—	43	16	—	59
Intercompany revenues	—	2,084	15,158	(17,242)	—
Total Revenues and Other Income	3,055	89,480	56,859	(20,908)	128,486

Costs and Expenses
Purchased crude oil and products	—	76,839	47,568	(17,108)	107,299
Operating expenses	2	2,658	638	(27)	3,271
Selling, general and administrative expenses	5	903	377	(70)	1,215
Depreciation and amortization	—	552	170	—	722
Impairments	—	2	14	—	16
Taxes other than income taxes	—	4,122	7,223	(1)	11,344
Accretion on discounted liabilities	—	14	4	—	18
Interest and debt expense	202	13	15	(36)	194
Foreign currency transaction losses	—	—	23	—	23
Total Costs and Expenses	209	85,103	56,032	(17,242)	124,102
Income from continuing operations before income taxes	2,846	4,377	827	(3,666)	4,384
Provision (benefit) for income taxes	(73)	1,322	202	—	1,451
Income from Continuing Operations	2,919	3,055	625	(3,666)	2,933
Income from discontinued operations*	696	—	10	—	706
Net income	3,615	3,055	635	(3,666)	3,639
Less: net income attributable to noncontrolling interests	—	—	24	—	24
Net Income Attributable to Phillips 66	$3,615	3,055	611	(3,666)	3,615

Comprehensive Income	$3,553	2,993	546	(3,515)	3,577
* Net of provision for income taxes on discontinued operations:	$—	—	5	—	5

	Millions of Dollars
	September 30, 2015
Balance Sheet	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Assets
Cash and cash equivalents	$—	984	3,838	—	4,822
Accounts and notes receivable	15	3,438	2,297	(552)	5,198
Inventories	—	2,698	1,690	—	4,388
Prepaid expenses and other current assets	—	395	246	—	641
Total Current Assets	15	7,515	8,071	(552)	15,049
Investments and long-term receivables	32,970	22,799	5,729	(50,897)	10,601
Net properties, plants and equipment	—	12,479	6,778	—	19,257
Goodwill	—	3,040	235	—	3,275
Intangibles	—	696	183	—	879
Other assets	62	146	150	(4)	354
Total Assets	$33,047	46,675	21,146	(51,453)	49,415

Liabilities and Equity
Accounts payable	$—	4,166	3,248	(552)	6,862
Short-term debt	—	25	18	—	43
Accrued income and other taxes	—	408	572	—	980
Employee benefit obligations	—	415	43	—	458
Other accruals	144	246	142	—	532
Total Current Liabilities	144	5,260	4,023	(552)	8,875
Long-term debt	7,457	162	1,289	—	8,908
Asset retirement obligations and accrued environmental costs	—	492	189	—	681
Deferred income taxes	—	4,224	1,181	(4)	5,401
Employee benefit obligations	—	1,045	204	—	1,249
Other liabilities and deferred credits	2,223	2,570	3,035	(7,559)	269
Total Liabilities	9,824	13,753	9,921	(8,115)	25,383
Common stock	11,782	25,404	9,314	(34,718)	11,782
Retained earnings	12,029	8,106	1,128	(9,263)	12,000
Accumulated other comprehensive income (loss)	(588)	(588)	(55)	643	(588)
Noncontrolling interests	—	—	838	—	838
Total Liabilities and Equity	$33,047	46,675	21,146	(51,453)	49,415

	Millions of Dollars
	December 31, 2014
Balance Sheet	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Assets
Cash and cash equivalents	$—	2,045	3,162	—	5,207
Accounts and notes receivable	14	5,069	3,274	(1,102)	7,255
Inventories	—	2,026	1,371	—	3,397
Prepaid expenses and other current assets	9	429	399	—	837
Total Current Assets	23	9,569	8,206	(1,102)	16,696
Investments and long-term receivables	30,141	18,896	4,631	(43,479)	10,189
Net properties, plants and equipment	—	12,267	5,079	—	17,346
Goodwill	—	3,040	234	—	3,274
Intangibles	—	694	206	—	900
Other assets	60	159	121	(4)	336
Total Assets	$30,224	44,625	18,477	(44,585)	48,741

Liabilities and Equity
Accounts payable	$—	5,618	3,548	(1,102)	8,064
Short-term debt	798	26	18	—	842
Accrued income and other taxes	—	356	522	—	878
Employee benefit obligations	—	409	53	—	462
Other accruals	65	242	541	—	848
Total Current Liabilities	863	6,651	4,682	(1,102)	11,094
Long-term debt	7,457	159	226	—	7,842
Asset retirement obligations and accrued environmental costs	—	494	189	—	683
Deferred income taxes	—	4,240	1,255	(4)	5,491
Employee benefit obligations	—	1,074	231	—	1,305
Other liabilities and deferred credits	285	1,919	2,126	(4,041)	289
Total Liabilities	8,605	14,537	8,709	(5,147)	26,704
Common stock	12,812	25,405	8,240	(33,645)	12,812
Retained earnings	9,338	5,214	1,074	(6,317)	9,309
Accumulated other comprehensive income (loss)	(531)	(531)	7	524	(531)
Noncontrolling interests	—	—	447	—	447
Total Liabilities and Equity	$30,224	44,625	18,477	(44,585)	48,741

	Millions of Dollars
	Nine Months Ended September 30, 2015
Statement of Cash Flows	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Cash Flows From Operating Activities
Net cash provided by continuing operating activities	$884	2,179	2,131	(978)	4,216
Net cash provided by discontinued operations	—	—	—	—	—
Net Cash Provided by Operating Activities	884	2,179	2,131	(978)	4,216

Cash Flows From Investing Activities
Capital expenditures and investments*	—	(925)	(3,195)	834	(3,286)
Proceeds from asset dispositions	—	774	176	(882)	68
Intercompany lending activities	1,938	(2,201)	263	—	—
Advances/loans—related parties	—	(50)	—	—	(50)
Collection of advances/loans—related parties	—	50	—	—	50
Other	—	(22)	24	—	2
Net cash provided by (used in) continuing investing activities	1,938	(2,374)	(2,732)	(48)	(3,216)
Net cash used in discontinued operations	—	—	—	—	—
Net Cash Provided by (Used in) Investing Activities	1,938	(2,374)	(2,732)	(48)	(3,216)

Cash Flows From Financing Activities
Issuance of debt	—	—	1,169	—	1,169
Repayment of debt	(800)	(19)	(99)	—	(918)
Issuance of common stock	(27)	—	—	—	(27)
Repurchase of common stock	(1,106)	—	—	—	(1,106)
Dividends paid on common stock	(874)	(874)	(64)	938	(874)
Distributions to controlling interests	—	—	(186)	186	—
Distributions to noncontrolling interests	—	—	(30)	—	(30)
Net proceeds from issuance of Phillips 66 Partners LP common units	—	—	384	—	384
Other*	(15)	27	88	(98)	2
Net cash provided by (used in) continuing financing activities	(2,822)	(866)	1,262	1,026	(1,400)
Net cash provided by (used in) discontinued operations	—	—	—	—	—
Net Cash Provided by (Used in) Financing Activities	(2,822)	(866)	1,262	1,026	(1,400)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	15	—	15

Net Change in Cash and Cash Equivalents	—	(1,061)	676	—	(385)
Cash and cash equivalents at beginning of period	—	2,045	3,162	—	5,207
Cash and Cash Equivalents at End of Period	$—	984	3,838	—	4,822
* Includes intercompany capital contributions.

	Millions of Dollars
	Nine Months Ended September 30, 2014
Statement of Cash Flows	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Cash Flows From Operating Activities
Net cash provided by continuing operating activities	$60	982	1,759	(146)	2,655
Net cash provided by discontinued operations	—	—	2	—	2
Net Cash Provided by Operating Activities	60	982	1,761	(146)	2,657

Cash Flows From Investing Activities
Capital expenditures and investments*	—	(1,747)	(1,885)	985	(2,647)
Proceeds from asset dispositions	—	999	64	(400)	663
Intercompany lending activities	2,937	(1,743)	(1,194)	—	—
Advances/loans—related parties	—	—	(3)	—	(3)
Other	—	(1)	162	—	161
Net cash provided by (used in) continuing investing activities	2,937	(2,492)	(2,856)	585	(1,826)
Net cash used in discontinued operations	—	—	(2)	—	(2)
Net Cash Provided by (Used in) Investing Activities	2,937	(2,492)	(2,858)	585	(1,828)

Cash Flows From Financing Activities
Repayment of debt	—	(15)	(15)	—	(30)
Issuance of common stock	1	—	—	—	1
Repurchase of common stock	(1,750)	—	—	—	(1,750)
Share exchange—PSPI transaction	(450)	—	—	—	(450)
Dividends paid on common stock	(787)	—	(102)	102	(787)
Distributions to controlling interests	—	—	(305)	305	—
Distributions to noncontrolling interests	—	—	(18)	—	(18)
Other*	(11)	33	847	(846)	23
Net cash provided by (used in) continuing financing activities	(2,997)	18	407	(439)	(3,011)
Net cash provided by (used in) discontinued operations	—	—	—	—	—
Net Cash Provided by (Used in) Financing Activities	(2,997)	18	407	(439)	(3,011)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	(110)	—	(110)

Net Change in Cash and Cash Equivalents	—	(1,492)	(800)	—	(2,292)
Cash and cash equivalents at beginning of period	—	2,162	3,238	—	5,400
Cash and Cash Equivalents at End of Period	$—	670	2,438	—	3,108
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

BUSINESS ENVIRONMENT AND EXECUTIVE OVERVIEW

Phillips 66 is an energy manufacturing and logistics company with midstream, chemicals, refining, and marketing and specialties businesses. At September 30, 2015, we had total assets of $49 billion. Our common stock trades on the New York Stock Exchange under the symbol “PSX.”

Executive Overview
We reported earnings of $1,578 million in the third quarter of 2015 and generated $1,437 million in cash from operating activities. We used available cash to fund capital expenditures and investments of $992 million, pay dividends of $300 million, and repurchase $373 million of our common stock. We ended the third quarter of 2015 with $4.8 billion of cash and cash equivalents and approximately $5.4 billion of total capacity available under our liquidity facilities.

Business Environment
The Midstream segment includes our 50 percent equity investment in DCP Midstream, LLC (DCP Midstream). Earnings of DCP Midstream are closely linked to natural gas liquids (NGL) prices, natural gas prices and crude oil prices. Industry NGL prices decreased in the third quarter of 2015 compared with the second quarter of 2015 and third quarter of 2014. Ethane prices were slightly higher in the third quarter of 2015 compared with the second quarter of 2015, and decreased from the third quarter of 2014 primarily due to excess ethane supply and lower natural gas prices. Propane prices continued to decrease from the second quarter of 2015 and third quarter of 2014 to the third quarter of 2015, mainly due to high inventory levels. Natural gas prices decreased in the third quarter of 2015 compared with the third quarter of 2014, but remained relatively flat compared with the second quarter of 2015, as seasonal inventory draws were smaller than market expectations.

The Chemicals segment consists of our 50 percent equity investment in Chevron Phillips Chemical Company LLC (CPChem). The chemicals and plastics industry is mainly a commodity-based industry where the margins for key products are based on supply and demand, as well as cost factors. The petrochemicals industry continues to experience higher ethylene margins in regions of the world where production is based upon NGL versus crude-derived feedstocks. In particular, companies with North American light NGL-based crackers have benefited from lower-priced feedstocks; however, the ethylene to polyethylene chain margins have compressed in 2015 with the significant decline in crude oil prices that began in 2014.

Results for our Refining segment depend largely on refining margins, cost control, refinery throughput, and product yields. The crack spread is a measure of the difference between market prices for refined petroleum products and crude oil, and it is used within our industry as an indicator for refining margins. The U.S. 3:2:1 crack spread (three barrels of crude oil producing two barrels of gasoline and one barrel of diesel) increased in the third quarter of 2015, compared with the second quarter of 2015 and third quarter of 2014. The increase in the third quarter 2015 domestic industry crack spread was due to the average market crude oil price declining more than the average market gasoline price.

The Northwest Europe benchmark crack spread increased in the third quarter of 2015 compared with the third quarter of 2014, and was slightly lower than the second quarter of 2015. The increase from the third quarter of 2014 was mainly due to the average market crude price declining more than the average market gasoline price.

Results for our Marketing and Specialties (M&S) segment depend primarily on marketing fuel margins, base oil margins, lubricant margins and other specialty product margins. These margins are primarily based on market factors, largely determined by the relationship between demand and supply. Marketing fuel margins are influenced by crude oil pricing trends, which drive spot prices for refined products. Generally, in a period of rising crude oil prices, refined product spot prices will increase at a faster pace than the corresponding wholesale “rack” price of products sold to retailers, thereby tightening marketing margins. In a period of falling crude oil prices, the inverse occurs, and marketing margins generally benefit. Global crude oil prices trended down during the third quarter of 2015.

RESULTS OF OPERATIONS

Unless otherwise indicated, discussion of results for the three- and nine-month periods ended September 30, 2015, is based on a comparison with the corresponding period of 2014.

Consolidated Results
A summary of net income (loss) attributable to Phillips 66 by business segment follows:

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014

Midstream	$101	115	90	411
Chemicals	252	230	750	870
Refining	1,003	558	2,145	1,254
Marketing and Specialties	338	368	956	667
Corporate and Other	(116)	(91)	(364)	(293)
Income from continuing operations attributable to Phillips 66	1,578	1,180	3,577	2,909
Discontinued Operations	—	—	—	706
Net income attributable to Phillips 66	$1,578	1,180	3,577	3,615

Earnings from continuing operations increased $398 million, or 34 percent, in the third quarter of 2015. The increase was primarily attributable to improved refining and marketing margins, partially offset by the partial recognition in the third quarter of 2014 of a deferred gain related to the sale in 2013 of the Immingham Combined Heat and Power Plant (ICHP). See Note 5—Assets Held for Sale or Sold, in the Notes to Consolidated Financial Statements, for additional information.

Earnings from continuing operations increased $668 million, or 23 percent, in the nine-month period of 2015. The increase was primarily attributable to improved refining and marketing margins, as well as the recognition of the remaining ICHP deferred gain in the first half of 2015. These items were partially offset by lower equity earnings from DCP Midstream and CPChem.

See the “Segment Results” section for additional information on our segment results.

Statement of Income Analysis

Sales and other operating revenues for the third quarter and nine-month period of 2015 decreased 36 percent and 39 percent, respectively, and purchased crude oil and products decreased 45 percent and 46 percent, respectively. These decreases were primarily due to lower prices for petroleum products, crude oil and NGL.

Equity in earnings of affiliates increased 14 percent in the third quarter of 2015 and decreased 30 percent in the nine-month period of 2015. The increase in the third quarter of 2015 was mainly due to increased earnings from CPChem and WRB Refining LP (WRB), partially offset by decreased earnings from DCP Midstream. Equity in earnings of WRB increased 15 percent during the third quarter of 2015 as a result of improved realized margins primarily due to higher market crack spreads and secondary product margins. The decrease in the nine-month period of 2015 primarily resulted from lower earnings from DCP Midstream, CPChem and WRB. Equity in earnings of WRB decreased 16 percent during the nine-month period of 2015 mainly due to lower realized refining margins in the Central Corridor region as a result of a lower feedstock advantage. See the “Segment Results” section for additional information on DCP Midstream and CPChem earnings.

Net gain on dispositions for the third quarter and nine-month period of 2015 was $22 million and $283 million, respectively, compared with $109 million and $125 million for the corresponding periods of 2014. The changes in both periods primarily resulted from the recognition of the previously deferred gain related to the sale of ICHP in 2013. We recognized $242 million of this gain in the first half of 2015, compared with $109 million in the third quarter of 2014. See Note 5—Assets Held for Sale or Sold, in the Notes to Consolidated Financial Statements, for additional information.

See Note 19—Income Taxes, in the Notes to Consolidated Financial Statements, for information regarding our provision for income taxes and effective tax rates.

Segment Results

Midstream

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
	Millions of Dollars
Net Income (Loss) Attributable to Phillips 66
Transportation	$77	58	207	180
DCP Midstream	(2)	31	(165)	147
NGL	26	26	48	84
Total Midstream	$101	115	90	411

Dollars Per Unit
Weighted Average NGL Price*
DCP Midstream (per gallon)	$0.42	0.90	0.46	0.96
* Based on index prices from the Mont Belvieu and Conway market hubs that are weighted by NGL component and location mix.

	Thousands of Barrels Daily
Transportation Volumes
Pipelines*	3,239	3,142	3,225	3,162
Terminals	2,021	1,780	1,991	1,623
Operating Statistics
NGL extracted**	421	471	409	456
NGL fractionated***	110	110	109	113
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

Earnings from the Midstream segment decreased $14 million, or 12 percent, in the third quarter of 2015 and decreased $321 million, or 78 percent, in the nine-month period.

Transportation earnings increased $19 million in the third quarter of 2015. The increase mainly resulted from increased railrack and railcar activities, improved earnings from equity affiliates and lower operating costs. Transportation earnings increased $27 million in the nine-month period. The increase reflected the startup of our Bayway and Ferndale rail unloading facilities in the second half of 2014, increased railcar fleet activities, higher throughput volumes, and improved earnings from equity affiliates. These items were partially offset by higher operating costs and higher earnings attributable to noncontrolling interests.

Earnings associated with our investment in DCP Midstream decreased $33 million in the third quarter of 2015 and $312 million in the nine-month period. The decrease in the third quarter of 2015 was primarily due to lower NGL, crude oil, and natural gas prices, partially offset by asset growth, a gain recognized on the sale of an asset, and favorable results from gas and NGL trading and marketing.

The decrease in the nine-month period of 2015 was primarily due to decreases in NGL, crude oil and natural gas prices, and goodwill impairment recorded by DCP Midstream. Due to the significant downturn in commodity prices since mid-2014, DCP Midstream performed a preliminary goodwill impairment assessment in the second quarter of 2015, and finalized the assessment in the third quarter of 2015. This resulted in a recognition of $460 million in goodwill impairments, which reduced our equity earnings from DCP Midstream by $128 million after-tax. Of this amount, $126 million was recorded in the second quarter of 2015 and $2 million was recorded in the third quarter. These decreases were partially offset by asset growth and cost savings initiatives. See the “Business Environment and Executive Overview” section for information on market factors impacting this quarter’s results.

DCP Partners, a master limited partnership formed by DCP Midstream, periodically issues limited partner units to the public. These issuances benefited our equity in earnings from DCP Midstream, on an after-tax basis, by $1 million in the nine-month period ended September 30, 2015, compared with $41 million in the corresponding period of 2014. There were no issuances of these limited partner units during the three-month period ended September 30, 2015, while issuances during the corresponding period of 2014 benefited our equity in earnings by $6 million, on an after-tax basis.

The earnings of our NGL business were flat in the third quarter of 2015, and decreased $36 million in the nine-month period of 2015. The earnings for the third quarter of 2015 benefited from improved realized margins offset by higher operating costs. The decrease in the nine-month period reflected lower realized margins and increased costs associated with growth projects, partially offset by the improved equity earnings from our investment in DCP Sand Hills Pipeline, LLC.

Chemicals

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014

	Millions of Dollars

Net Income Attributable to Phillips 66	$252	230	750	870

	Millions of Pounds
CPChem Externally Marketed Sales Volumes*
Olefins and Polyolefins (O&P)	4,446	4,067	12,723	12,764
Specialties, Aromatics and Styrenics (SA&S)	1,259	1,571	4,097	4,670
	5,705	5,638	16,820	17,434
* Includes 100 percent of CPChem’s outside sales of produced petrochemical products, as well as commission sales from equity affiliates.

Olefins and Polyolefins Capacity Utilization (percent)	94%	83	91	90

The Chemicals segment consists of our 50 percent interest in CPChem, which we account for under the equity method. CPChem uses NGL and other feedstocks to produce petrochemicals. These products are then marketed and sold or used as feedstocks to produce plastics and other chemicals.

Earnings from the Chemicals segment increased $22 million, or 10 percent, in the third quarter of 2015. The increase was mainly due to higher O&P sales volumes resulting from a full quarter of Port Arthur operations. CPChem’s Port Arthur facility experienced a localized fire in the olefins unit in July 2014, shutting down ethylene production. The Port Arthur ethylene unit restarted in November 2014. Lower controllable costs and lower impairment charges in the third quarter of 2015 also contributed to the increase in earnings, which was partially offset by lower ethylene margins, lower SA&S volumes, and lower equity earnings from CPChem’s equity affiliates.

Earnings from the Chemicals segment decreased $120 million, or 14 percent, in the nine-month period. The decrease was primarily driven by lower ethylene margins, lower equity earnings from CPChem’s O&P equity affiliates, and higher turnaround activities. These decreases were partially offset by reduced utility costs due to lower natural gas prices, lower impairment charges and insurance recoveries related to the Port Arthur fire. See the “Business Environment and Executive Overview” section for information on market factors impacting this quarter’s results.

Refining

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014

	Millions of Dollars
Net Income Attributable to Phillips 66
Atlantic Basin/Europe	$180	140	383	141
Gulf Coast	269	66	423	263
Central Corridor	360	328	771	785
Western/Pacific	194	24	568	65
Worldwide	$1,003	558	2,145	1,254

	Dollars Per Barrel
Refining Margins*
Atlantic Basin/Europe	$10.27	10.60	10.22	8.21
Gulf Coast	10.72	7.35	9.54	8.09
Central Corridor	20.97	17.84	16.02	16.16
Western/Pacific	18.29	9.87	18.24	9.55
Worldwide	13.96	10.89	12.68	10.15
* Based on total processed inputs and includes proportional share of refining margins contributed by certain equity affiliates.

	Thousands of Barrels Daily
Operating Statistics
Refining operations*
Atlantic Basin/Europe
Crude oil capacity	588	588	588	588
Crude oil processed	570	538	520	550
Capacity utilization (percent)	97%	92	88	94
Refinery production	614	593	571	599
Gulf Coast
Crude oil capacity	738	733	738	733
Crude oil processed	735	710	642	666
Capacity utilization (percent)	100%	97	87	91
Refinery production	826	798	724	766
Central Corridor
Crude oil capacity	492	485	492	485
Crude oil processed	448	476	468	478
Capacity utilization (percent)	91%	98	95	99
Refinery production	465	494	488	497
Western/Pacific
Crude oil capacity	360	440	360	440
Crude oil processed	346	390	337	403
Capacity utilization (percent)	96%	89	94	92
Refinery production	375	425	364	436
Worldwide
Crude oil capacity	2,178	2,246	2,178	2,246
Crude oil processed	2,099	2,114	1,967	2,097
Capacity utilization (percent)	96%	94	90	93
Refinery production	2,280	2,310	2,147	2,298
* Includes our share of equity affiliates.

The Refining segment buys, sells and refines crude oil and other feedstocks into petroleum products (such as gasoline, distillates and aviation fuels) at 14 refineries, mainly in the United States and Europe.

Earnings for the Refining segment increased $445 million, or 80 percent, in the third quarter of 2015. The increase was primarily due to higher realized refining margins resulting from improved secondary product margins and increased market crack spreads, partially offset by lower feedstock advantage. Improved secondary product margins reflect the significant decline in crude oil costs in the 2015 period. See the “Business Environment and Executive Overview” section for information on market factors impacting this quarter’s results.

Earnings for the Refining segment increased $891 million, or 71 percent, in the nine-month period of 2015. The increase was primarily due to higher realized refining margins resulting from improved secondary product margins and increased market crack spreads. These improvements were partially offset by lower feedstock advantage, lower clean product differentials, and lower volumes mainly due to higher unplanned downtime and turnaround activities.

Our worldwide refining crude oil capacity utilization rate increased 2 percent, to 96 percent, in the third quarter of 2015 as a result of improved market conditions. Our worldwide refining crude oil capacity utilization rate was 90 percent for the nine-month period of 2015 compared with 93 percent for the nine-month period of 2014. The decrease was primarily due to higher unplanned downtime and turnaround activities.

Effective January 1, 2015, we aligned the results of the activities previously included in “Other Refining” into the Atlantic Basin/Europe, Gulf Coast, Central Corridor, and Western/Pacific refining regions. There were no changes to the consolidated Refining operating segment as a result of this alignment. The new alignment is presented for the three-month and nine-month periods ended September 30, 2015, with the prior periods recast for comparability.

Marketing and Specialties

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014

	Millions of Dollars
Net Income Attributable to Phillips 66
Marketing and Other	$285	325	805	537
Specialties	53	43	151	130
Total Marketing and Specialties	$338	368	956	667

	Dollars Per Barrel
Realized Marketing Fuel Margin*
U.S.	$2.26	1.78	1.74	1.38
International	5.94	6.10	4.28	4.79
* On third-party petroleum products sales.

	Dollars Per Gallon
U.S. Average Wholesale Prices*
Gasoline	$2.11	2.90	2.01	2.92
Distillates	1.76	3.02	1.85	3.08
* Excludes excise taxes.

	Thousands of Barrels Daily
Marketing Petroleum Products Sales Volumes
Gasoline	1,253	1,188	1,195	1,181
Distillates	985	940	943	952
Other products	15	17	15	17
Total	2,253	2,145	2,153	2,150

The M&S segment purchases for resale and markets refined petroleum products (such as gasoline, distillates and aviation fuels), mainly in the United States and Europe. In addition, this segment includes the manufacturing and marketing of specialty products (such as base oils and lubricants), as well as power generation operations.

The M&S segment earnings decreased $30 million, or 8 percent, in the third quarter of 2015. The decrease was primarily due to the partial recognition of the deferred gain related to the 2013 sale of ICHP recorded in the third quarter of 2014. See Note 5—Assets Held for Sale or Sold, in the Notes to Consolidated Financial Statements, for additional information. The decrease was partially offset by improved domestic marketing margins due to higher consignment fuel sales, higher clean product trading margins, and a gain from the sale of retail sites located in Missouri and Kansas in the third quarter of 2015. The earnings from specialty products increased $10 million in the third quarter of 2015, mainly due to higher margins resulting from lower feedstock prices.

Earnings for the nine-month period of 2015 increased $289 million, or 43 percent. The increase was primarily due to the recognition of the remaining ICHP deferred gain. We recognized $242 million of previously deferred gains in the nine-month period of 2015, compared with $109 million of deferred gains recognized in the nine-month period of 2014. In addition, the earnings benefited from higher lubricants margins, higher clean product trading margins, higher volumes, and improved marketing margins due to higher renewable fuels blending activities and consignment fuel sales. See the “Business Environment and Executive Overview” section for information on marketing fuel margins and other market factors impacting this quarter’s results.

Corporate and Other

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
Net Income (Loss) Attributable to Phillips 66
Net interest	$(43)	(36)	(142)	(116)
Corporate general and administrative expenses	(37)	(32)	(118)	(116)
Technology	(15)	(14)	(44)	(41)
Other	(21)	(9)	(60)	(20)
Total Corporate and Other	$(116)	(91)	(364)	(293)

Net interest consists of interest and financing expense, net of interest income and capitalized interest. Net interest increased $7 million and $26 million, respectively, in the three- and nine-month periods ended September 30, 2015, primarily due to a higher average debt principal balance, partially offset by increased capitalized interest. See Note 9—Debt, in the Notes to Consolidated Financial Statements, for information on debt issuances during 2015.

The category “Other” includes certain income tax expenses, environmental costs associated with sites no longer in operation, foreign currency transaction gains and losses and other costs not directly associated with an operating segment. The increase in costs for the three- and nine-month periods of 2015 was mainly due to foreign tax credit carryforwards that were utilized in 2014 and other tax adjustments made in 2015.

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

CAPITAL RESOURCES AND LIQUIDITY

Financial Indicators

	Millions of Dollars Except as Indicated
	September 30 2015	December 31 2014

Short-term debt	$43	842
Total debt	8,951	8,684
Total equity	24,032	22,037
Percent of total debt to capital*	27%	28
Percent of floating-rate debt to total debt	1%	1
* Capital includes total debt and total equity.

To meet our short- and long-term liquidity requirements, we look to a variety of funding sources but rely primarily on cash generated from operating activities. During the first nine months of 2015, we generated $4,216 million in cash from operations, received $1,169 million from Phillips 66 Partners’ issuance of debt, and received $384 million from the issuance of Phillips 66 Partners’ common units to the public. Available cash was primarily used for capital expenditures and investments ($3,286 million), debt repayments ($918 million), repurchases of our common stock ($1,106 million) and dividend payments on our common stock ($874 million). During the first nine months of 2015, cash and cash equivalents decreased by $385 million, to $4,822 million.

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

Significant Sources of Capital

Operating Activities
During the first nine months of 2015, cash provided by operating activities was $4,216 million, compared with $2,657 million for the first nine months of 2014. Although net income was slightly lower during the first nine months of 2015, compared with the first nine months of 2014, there were large noncash items in both periods, including the gain on the PSPI exchange in 2014, recognition in 2015 and 2014 of a deferred gain from a 2013 asset disposition, and a goodwill impairment by DCP Midstream. After consideration of these items, earnings for the first nine months of 2015 were higher than the comparable period of 2014, primarily reflecting improved refining and marketing margins. Increased positive working capital impacts during the first nine months of 2015, as compared with the same period of 2014, were driven mainly by decreased receivables and inventory builds at reduced commodity prices relative to the prior year, partially offset by decreased payables attributable to reduced commodity prices. These positive impacts were partially offset by decreased distributions during the first nine months of 2015 from equity affiliates, including DCP Midstream and WRB, compared with the same period of 2014. We are currently forecasting inventory reductions in the fourth quarter of 2015 that are estimated to increase cash from operating activities by $700 million.

Our short- and long-term operating cash flows are highly dependent upon refining and marketing margins, NGL prices and chemicals margins. Prices and margins in our industry are typically volatile and are driven by market conditions over which we have little or no control. Absent other mitigating factors, as these prices and margins fluctuate, we would expect a corresponding change in our operating cash flows.

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

Our operating cash flows are also impacted by distribution decisions made by our equity affiliates, including DCP Midstream, CPChem and WRB. During the first nine months of 2015, cash from operations included distributions of $1,463 million from our equity affiliates, compared with $2,413 million during the same period of 2014.

During the second quarter of 2015, CPChem made a special distribution to its owners, with our share totaling $696 million. CPChem funded the distribution by issuing $1.4 billion of senior notes with maturities ranging from three to five years, with a combination of fixed and variable interest rates. This cash inflow from CPChem was included in operating cash flows, as we had cumulative undistributed equity earnings attributable to CPChem in excess of the amount distributed. Operating cash flows for the first nine months of 2014 included a special distribution from WRB of $760 million. For additional information about the WRB special distribution, see Note 6—Investments, Loans and Long-Term Receivables, in the Notes to Consolidated Financial Statements.

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

Credit Facilities and Commercial Paper
As of September 30, 2015, no amount had been drawn under our $5 billion credit facility; however, $51 million in letters of credit had been issued that were supported by this facility. As of September 30, 2015, no amount was outstanding under the $500 million revolving credit agreement of Phillips 66 Partners.

We have a $5 billion commercial paper program for short-term working capital needs. Commercial paper maturities are generally limited to 90 days. As of September 30, 2015, we had no borrowings under our commercial paper program.

Phillips 66 Partners LP Debt and Equity Financing
In February 2015, Phillips 66 Partners closed on a public offering of $1.1 billion aggregate principal amount of unsecured senior notes, consisting of:

•	$300 million of 2.646% Senior Notes due 2020.

•	$500 million of 3.605% Senior Notes due 2025.

•	$300 million of 4.680% Senior Notes due 2045.

Interest on each series of the senior notes is payable semi-annually in arrears.

In February 2015, Phillips 66 Partners completed a public offering of 5,250,000 common units representing limited partner interests. The net proceeds received at closing were $384 million.

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

Off-Balance Sheet Arrangements
In April 2012, in connection with our separation from ConocoPhillips, we entered into an agreement to guarantee 100 percent of certain outstanding debt obligations of Merey Sweeny, L.P. (MSLP). At September 30, 2015, the aggregate principal amount of MSLP debt guaranteed by us was $173 million.

For additional information about guarantees, see Note 10—Guarantees, in the Notes to Consolidated Financial Statements.

Capital Requirements
For information about our capital expenditures and investments, see the “Capital Spending” section.

Our debt balance at September 30, 2015, and December 31, 2014, was $9.0 billion and $8.7 billion, respectively. Our debt-to-capital ratio was 27 percent and 28 percent at September 30, 2015, and December 31, 2014, respectively. Excluding Phillips 66 Partners’ debt of $1.1 billion and noncontrolling interest in our total equity of $805 million at September 30, 2015, our adjusted debt-to-capital ratio at September 30, 2015, was 25 percent. Our target adjusted debt-to-capital ratio excluding the impact of Phillips 66 Partners is 20-to-30 percent.

On July 8, 2015, our Board of Directors declared a quarterly cash dividend of $0.56 per common share. The dividend was paid on September 1, 2015, to shareholders of record at the close of business on August 17, 2015. On October 9, 2015, our Board of Directors declared a quarterly cash dividend of $0.56 per common share. The dividend is payable on December 1, 2015, to shareholders of record at the close of business on November 13, 2015. We are forecasting a further double-digit dividend rate increase in 2016.

During the second half of 2013, we entered into a construction agency agreement and an operating lease agreement with a financial institution for the construction of our new headquarters facility in Houston, Texas. Under the construction agency agreement, we act as construction agent for the financial institution over a construction period of up to three years and eight months, during which time we request cash draws from the financial institution to fund construction costs. Through September 30, 2015, approximately $416 million had been drawn to fund construction costs, of which approximately $377 million is recourse to us should certain events of default occur. The operating lease becomes effective after construction is substantially complete and we are able to occupy the facility. The operating lease has a term of five years and provides us the option, at the end of the lease term, to request to renew the lease, purchase the facility, or assist the financial institution in marketing it for resale.

On October 9, 2015, our Board of Directors authorized $2 billion of additional share repurchases. Since July 2012, our Board of Directors has authorized repurchases of our outstanding common stock totaling up to $9 billion. The share repurchases have been and are expected to be funded primarily through available cash. During the third quarter of 2015, we repurchased 4,705,226 shares at a cost of $373 million. Since the inception of our share repurchases in 2012, through September 30, 2015, we have repurchased a total of 87,771,360 shares at a cost of $5,990 million. Shares of stock repurchased are held as treasury shares.

During the first nine months of 2015, we contributed $225 million to our U.S. benefit plans and $52 million to our international benefit plans. We currently expect to make additional contributions of approximately $5 million to our U.S. benefit plans and $10 million to our international benefit plans during the remainder of 2015.

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

On October 18, 2015, we entered into a definitive agreement with DCP Midstream and our co-venturer in DCP Midstream pursuant to which we will contribute $1.5 billion of cash to DCP Midstream and our co-venturer will contribute their interests in certain operating assets that are held as equity investments. The transaction closed on October 30, 2015. As a result of this transaction, we are forecasting total capital expenditures and investments in 2015 of approximately $5.8 billion. Upon completion of this transaction our interest in DCP Midstream will remain at 50 percent.

Capital Spending

	Millions of Dollars
	Nine Months Ended September 30
	2015	2014
Capital Expenditures and Investments
Midstream	$2,368	1,532
Chemicals	—	—
Refining	775	679
Marketing and Specialties	86	358
Corporate and Other	57	78
Total consolidated from continuing operations	$3,286	2,647

Selected Equity Affiliates*
DCP Midstream	$377	561
CPChem**	839	616
WRB	118	96
	$1,334	1,273
* Our share of capital spending.
** 2014 amount restated.

Midstream
During the first nine months of 2015, DCP Midstream had a self-funded capital program, and thus had no new capital infusions from us or our co-venturer. During this period, on a 100 percent basis, DCP Midstream’s capital expenditures and investments were approximately $754 million, primarily for construction activities related to the Keathley Canyon Connector gas gathering pipeline system, which was placed into service in February 2015; the Lucerne 2 and Zia II plants, which were placed into service in the second and third quarters of 2015, respectively; the National Helium plant, scheduled to go into service in the fourth quarter of 2015; and additional investments in the Sand Hills Pipeline joint venture.

During the first nine months of 2015, capital spending in our Midstream segment included construction activities related to our Sweeny Fractionator One and Freeport Liquid Petroleum Gas Export Terminal projects and spending associated with return, reliability and maintenance projects in our Transportation and NGL businesses. In addition to our Sweeny Fractionator One and Freeport Liquid Petroleum Gas Export Terminal projects, our major construction activities in progress include the development by two of our joint ventures of the Dakota Access Pipeline (DAPL) and Energy Transfer Crude Oil Pipeline (ETCOP). We own a 25 percent interest in each joint venture, with our co-venturer holding the remaining 75 percent interest and acting as operator of both the DAPL and ETCOP systems.

In April 2015, Rockies Express Pipeline LLC (REX) repaid $450 million of its debt, reducing its long-term debt to approximately $2.6 billion. REX funded the repayment through member cash contributions. Our 25 percent share was approximately $112 million, which we contributed to REX in April 2015.

Chemicals
During the first nine months of 2015, CPChem had a self-funded capital program, and thus required no new capital infusions from us or our co-venturer. During this period, on a 100 percent basis, CPChem’s capital expenditures and investments were $1,677 million, primarily for its U.S. Gulf Coast Petrochemicals Project. We currently expect CPChem’s capital program to remain self-funding through 2015.

Refining
Capital spending for the Refining segment during the first nine months of 2015 was primarily for air emission reduction projects to meet new environmental standards, refinery upgrade projects to increase accessibility of advantaged crudes and improve product yields, improvements to the operating integrity of key processing units and safety-related projects.

Major construction activities in progress include installation of a crude tank to increase accessibility of waterborne crude at the Los Angeles Refinery and installation of facilities to comply with U.S. Environmental Protection Agency (EPA) Tier 3 Gasoline regulations at the Sweeny, Alliance, Bayway and Lake Charles refineries.

Generally, our equity affiliates in the Refining segment are intended to have self-funding capital programs.

Marketing and Specialties
Capital spending for the M&S segment during the first nine months of 2015 was primarily for reliability and maintenance projects and projects targeted at growing our international marketing business.

2016 Budget
In October 2015, we announced our 2016 capital spending budget of $3.6 billion and Phillips 66 Partners announced its 2016 capital spending budget of $0.3 billion, totaling $3.9 billion in aggregate. The Midstream capital budget of $2.3 billion is focused on growth projects, such as continued construction of the Freeport LPG Export Terminal, the new DAPL and ETCOP pipeline projects, expansion of the Beaumont Terminal, and the Bayou Bridge pipeline project. Refining’s capital budget of $1.2 billion is directed toward reliability, safety and environmental projects, as well as projects designed to improve product yields and lower feedstock costs. A more detailed review of our 2016 capital spending plans will be included in our 2015 Annual Report on Form 10-K.

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

From time to time, we receive requests for information or notices of potential liability from the EPA and state environmental agencies alleging that we are a potentially responsible party under the Federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or an equivalent state statute. On occasion, we also have been made a party to cost recovery litigation by those agencies or by private parties. These requests, notices and lawsuits assert potential liability for remediation costs at various sites that typically are not owned by us, but allegedly contain wastes attributable to our past operations. As of December 31, 2014, we reported that we had been notified of potential liability under CERCLA and comparable state laws at 34 sites within the United States. During the first nine months of 2015, we were notified of three new sites and settled and closed one site, leaving 36 unresolved sites with potential liability at September 30, 2015.

At September 30, 2015, our total environmental accrual was $490 million, compared with $496 million at December 31, 2014. We expect to incur a substantial amount of these expenditures within the next 30 years. Notwithstanding any of the foregoing, and as with other companies engaged in similar businesses, environmental costs and liabilities are inherent concerns in our operations and products, and there can be no assurance that material costs and liabilities will not be incurred. However, we currently do not expect any material adverse effect on our results of operations or financial position as a result of compliance with current environmental laws and regulations.

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

NEW ACCOUNTING STANDARDS

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs.” This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for annual and quarterly reporting periods of public entities beginning after December 15, 2015, applied on a retrospective basis. Early adoption is permitted for financial statements that have not been previously issued. In August 2015, the FASB issued ASU 2015-15, "Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements." This standard states that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing these costs when they relate to a line-of-credit arrangement. We currently have debt issuance costs included as deferred charges in our balance sheet, which will be reclassified as a reduction of debt when we adopt ASU 2015-03. At September 30, 2015, this amount was $55 million.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” The new standard converged guidance on recognizing revenues in contracts with customers under accounting principles generally accepted in the United States and International Financial Reporting Standards. This ASU is intended to improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date.” The amendment in this ASU defers the effective date of ASU 2014-09 for all entities for one year. Public business entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier adoption is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. Retrospective or modified retrospective application of the accounting standard is required. We are currently evaluating the provisions of ASU 2014-09 and assessing the impact, if any, it may have on our financial position and results of operations.

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

We based the forward-looking statements on our current expectations, estimates and projections about us and the industries in which we operate in general. We caution you these statements are not guarantees of future performance as they involve assumptions that, while made in good faith, may prove to be incorrect, and involve risks and uncertainties we cannot predict. In addition, we based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, our actual outcomes and results may differ materially from what we have expressed or forecast in the forward-looking statements. Any differences could result from a variety of factors, including the following:

•	Fluctuations in NGL, crude oil, petroleum products and natural gas prices and refining, marketing and petrochemical margins.

•	Failure of new products and services to achieve market acceptance.

•	Unexpected changes in costs or technical requirements for constructing, modifying or operating our facilities or transporting our products.

•	Unexpected technological or commercial difficulties in manufacturing, refining or transporting our products, including chemicals products.

•	Lack of, or disruptions in, adequate and reliable transportation for our NGL, crude oil, natural gas and refined products.

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

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks at September 30, 2015, do not differ materially from the risks discussed under Item 7A in our 2014 Annual Report on Form 10-K.

Item 4.   CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. As of September 30, 2015, with the participation of management, our Chairman and Chief Executive Officer and our Executive Vice President and Chief Financial Officer carried out an evaluation, pursuant to Rule 13a-15(b) of the Act, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our Chairman and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of September 30, 2015.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, in the quarterly period ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

The following is a description of reportable legal proceedings, including those involving governmental authorities under federal, state and local laws regulating the discharge of materials into the environment, for this reporting period. There were no new matters that arose during the third quarter of 2015. In addition, no material developments occurred with respect to matters previously reported in our 2014 Annual Report on Form 10-K or our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2015, and June 30, 2015. While it is not possible to accurately predict the final outcome of these pending proceedings, if any one or more of such proceedings were decided adversely to Phillips 66, we expect there would be no material effect on our consolidated financial position. Nevertheless, such proceedings are reported pursuant to the SEC regulations.

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

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

				Millions of Dollars
Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs**	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2015	1,593,532	$80.97	1,593,532	$1,254
August 1-31, 2015	1,481,893	78.97	1,481,893	1,137
September 1-30, 2015	1,629,801	78.56	1,629,801	1,010
Total	4,705,226	$79.51	4,705,226
* Includes repurchase of shares of common stock from company employees in connection with the company’s broad-based employee incentive plans, when applicable.
** From July 2012 through September 2015, our Board of Directors has authorized repurchases totaling up to $7 billion of our outstanding common stock. In October 2015, our Board of Directors authorized additional repurchases of $2 billion. The share repurchases have been and are expected to be funded primarily through available cash. Under these authorizations, the shares will be repurchased from time to time in the open market at the company’s discretion, subject to market conditions and other factors, and in accordance with applicable regulatory requirements. We are not obligated to acquire any particular amount of common stock and may commence, suspend or discontinue purchases at any time or from time to time without prior notice. Shares of stock repurchased are held as treasury shares.

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

October 30, 2015