Form 10-Q
period 2016-03-31
Phillips 66
filed 2016-04-29
CIK 1534701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2016

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	001-35349
Phillips 66
(Exact name of registrant as specified in its charter)

Delaware	45-3779385
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer [X] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [    ]    No  [X]
The registrant had 525,581,458 shares of common stock, $.01 par value, outstanding as of March 31, 2016.

PHILLIPS 66

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Consolidated Statement of Income	Phillips 66

	Millions of Dollars
	Three Months Ended March 31
	2016	2015
Revenues and Other Income
Sales and other operating revenues*	$17,409	22,778
Equity in earnings of affiliates	333	456
Net gain on dispositions	—	122
Other income	18	70
Total Revenues and Other Income	17,760	23,426

Costs and Expenses
Purchased crude oil and products	11,930	16,695
Operating expenses	1,023	1,094
Selling, general and administrative expenses	386	394
Depreciation and amortization	280	253
Taxes other than income taxes*	3,461	3,462
Accretion on discounted liabilities	5	5
Interest and debt expense	86	86
Foreign currency transaction (gains) losses	(7)	49
Total Costs and Expenses	17,164	22,038
Income before income taxes	596	1,388
Provision for income taxes	198	391
Net income	398	997
Less: net income attributable to noncontrolling interests	13	10
Net Income Attributable to Phillips 66	$385	987

Net Income Attributable to Phillips 66 Per Share of Common Stock (dollars)
Basic	$0.72	1.80
Diluted	0.72	1.79

Dividends Paid Per Share of Common Stock (dollars)	$0.56	0.50

Average Common Shares Outstanding (in thousands)
Basic	531,739	548,200
Diluted	534,709	552,337
* Includes excise taxes on petroleum products sales:	$3,360	3,362
See Notes to Consolidated Financial Statements.

Consolidated Statement of Comprehensive Income	Phillips 66

	Millions of Dollars
	Three Months Ended March 31
	2016	2015

Net Income	$398	997
Other comprehensive income (loss)
Defined benefit plans
Actuarial gain (loss):
Amortization to net income of net actuarial loss and settlements	23	30
Plans sponsored by equity affiliates	6	5
Income taxes on defined benefit plans	(11)	(10)
Defined benefit plans, net of tax	18	25
Foreign currency translation adjustments	(15)	(197)
Income taxes on foreign currency translation adjustments	(2)	9
Foreign currency translation adjustments, net of tax	(17)	(188)
Cash flow hedges	(8)	—
Income taxes on hedging activities	3	—
Hedging activities, net of tax	(5)	—
Other Comprehensive Loss, Net of Tax	(4)	(163)
Comprehensive Income	394	834
Less: comprehensive income attributable to noncontrolling interests	13	10
Comprehensive Income Attributable to Phillips 66	$381	824
See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet	Phillips 66

	Millions of Dollars
	March 31 2016	December 31 2015
Assets
Cash and cash equivalents	$1,723	3,074
Accounts and notes receivable (net of allowances of $41 million in 2016 and $55 million in 2015)	3,991	4,411
Accounts and notes receivable—related parties	746	762
Inventories	4,108	3,477
Prepaid expenses and other current assets	648	532
Total Current Assets	11,216	12,256
Investments and long-term receivables	12,449	12,143
Net properties, plants and equipment	20,075	19,721
Goodwill	3,275	3,275
Intangibles	901	906
Other assets	330	279
Total Assets	$48,246	48,580

Liabilities
Accounts payable	$5,063	5,155
Accounts payable—related parties	704	500
Short-term debt	32	44
Accrued income and other taxes	820	878
Employee benefit obligations	306	576
Other accruals	494	378
Total Current Liabilities	7,419	7,531
Long-term debt	8,803	8,843
Asset retirement obligations and accrued environmental costs	673	665
Deferred income taxes	6,089	6,041
Employee benefit obligations	1,310	1,285
Other liabilities and deferred credits	309	277
Total Liabilities	24,603	24,642

Equity
Common stock (2,500,000,000 shares authorized at $.01 par value) Issued (2016—640,406,569 shares; 2015—639,336,287 shares)
Par value	6	6
Capital in excess of par	19,142	19,145
Treasury stock (at cost: 2016—114,825,111 shares; 2015—109,925,907 shares)	(8,137)	(7,746)
Retained earnings	12,434	12,348
Accumulated other comprehensive loss	(657)	(653)
Total Stockholders’ Equity	22,788	23,100
Noncontrolling interests	855	838
Total Equity	23,643	23,938
Total Liabilities and Equity	$48,246	48,580
See Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows	Phillips 66

	Millions of Dollars
	Three Months Ended March 31
	2016	2015
Cash Flows From Operating Activities
Net income	$398	997
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	280	253
Accretion on discounted liabilities	5	5
Deferred taxes	154	(6)
Undistributed equity earnings	(166)	(337)
Net gain on dispositions	—	(122)
Other	51	90
Working capital adjustments
Decrease (increase) in accounts and notes receivable	524	1,684
Decrease (increase) in inventories	(620)	(834)
Decrease (increase) in prepaid expenses and other current assets	(310)	(130)
Increase (decrease) in accounts payable	98	(349)
Increase (decrease) in taxes and other accruals	(156)	101
Net Cash Provided by Operating Activities	258	1,352

Cash Flows From Investing Activities
Capital expenditures and investments	(750)	(1,081)
Proceeds from asset dispositions*	5	(9)
Advances/loans—related parties	(75)	(50)
Other	(42)	102
Net Cash Used in Investing Activities	(862)	(1,038)

Cash Flows From Financing Activities
Issuance of debt	50	1,169
Repayment of debt	(100)	(895)
Issuance of common stock	(31)	(25)
Repurchase of common stock	(391)	(399)
Dividends paid on common stock	(296)	(272)
Distributions to noncontrolling interests	(11)	(6)
Net proceeds from issuance of Phillips 66 Partners LP common units	—	384
Other	(4)	(14)
Net Cash Used in Financing Activities	(783)	(58)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	36	(73)

Net Change in Cash and Cash Equivalents	(1,351)	183
Cash and cash equivalents at beginning of period	3,074	5,207
Cash and Cash Equivalents at End of Period	$1,723	5,390
* Includes return of investments in equity affiliates and working capital true-ups on dispositions.
See Notes to Consolidated Financial Statements.

Consolidated Statement of Changes in Equity	Phillips 66

	Millions of Dollars
	Attributable to Phillips 66
	Common Stock
	Par Value	Capital in Excess of Par	Treasury Stock	Retained Earnings	Accum. Other Comprehensive Income (Loss)	Noncontrolling Interests	Total

December 31, 2014	$6	19,040	(6,234)	9,309	(531)	447	22,037
Net income	—	—	—	987	—	10	997
Other comprehensive loss	—	—	—	—	(163)	—	(163)
Cash dividends paid on common stock	—	—	—	(272)	—	—	(272)
Repurchase of common stock	—	—	(399)	—	—	—	(399)
Benefit plan activity	—	20	—	(3)	—	—	17
Issuance of Phillips 66 Partners LP common units	—	—	—	—	—	384	384
Distributions to noncontrolling interests and other	—	—	—	—	—	(6)	(6)
March 31, 2015	$6	19,060	(6,633)	10,021	(694)	835	22,595

December 31, 2015	$6	19,145	(7,746)	12,348	(653)	838	23,938
Net income	—	—	—	385	—	13	398
Other comprehensive loss	—	—	—	—	(4)	—	(4)
Cash dividends paid on common stock	—	—	—	(296)	—	—	(296)
Repurchase of common stock	—	—	(391)	—	—	—	(391)
Benefit plan activity	—	8	—	(3)	—	—	5
Distributions to noncontrolling interests and other	—	(11)	—	—	—	4	(7)
March 31, 2016	$6	19,142	(8,137)	12,434	(657)	855	23,643

	Shares in Thousands
	Common Stock Issued	Treasury Stock
December 31, 2014	637,032	90,650
Repurchase of common stock	—	5,643
Shares issued—share-based compensation	893	—
March 31, 2015	637,925	96,293

December 31, 2015	639,336	109,926
Repurchase of common stock	—	4,899
Shares issued—share-based compensation	1,071	—
March 31, 2016	640,407	114,825
See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements	Phillips 66

Note 1—Interim Financial Information

The interim financial information presented in the financial statements included in this report is unaudited and includes all known accruals and adjustments necessary, in the opinion of management, for a fair presentation of the consolidated financial position of Phillips 66 and its results of operations and cash flows for the periods presented. Unless otherwise specified, all such adjustments are of a normal and recurring nature. Certain notes and other information have been condensed or omitted from the interim financial statements included in this report. Therefore, these interim financial statements should be read in conjunction with the consolidated financial statements and notes included in our 2015 Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2016, are not necessarily indicative of the results to be expected for the full year.

Note 2—Changes in Accounting Principles
Effective January 1, 2016, we early adopted the Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.” The new update simplified the presentation of deferred income taxes and required deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The classification was made at the taxpaying component level of an entity, after reflecting any offset of deferred tax liabilities, deferred tax assets and any related valuation allowances. We applied the amendments prospectively to all deferred tax liabilities and assets.

In June 2014, the FASB issued ASU 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities (VIE) Guidance in Topic 810, Consolidation.” The new standard removes the definition of a development stage entity from the Master Glossary of the Accounting Standard Codification and the related financial reporting requirements specific to development stage entities. This ASU is intended to reduce cost and complexity of financial reporting for entities that have not commenced planned principal operations. For financial reporting requirements other than the VIE guidance in ASC Topic 810, “Consolidation,” ASU 2014-10 was effective for annual and quarterly reporting periods of public entities beginning after December 15, 2014. For the financial reporting requirements related to VIEs in ASC Topic 810, “Consolidation,” ASU 2014-10 was effective for annual and quarterly reporting periods of public entities beginning after December 15, 2015. We adopted this standard and updated our disclosures about the risks and uncertainties related to our joint venture entities that have not commenced their principal operations.

Note 3—Variable Interest Entities

In 2013, we formed Phillips 66 Partners LP, a master limited partnership, to own, operate, develop and acquire primarily fee-based crude oil, refined petroleum product and natural gas liquids (NGL) pipelines and terminals, as well as other transportation and midstream assets. We consolidate Phillips 66 Partners as we determined that Phillips 66 Partners is a VIE and we are the primary beneficiary. As general partner of Phillips 66 Partners, we have the ability to control its financial interests, as well as the ability to direct the activities of Phillips 66 Partners that most significantly impact its economic performance. See Note 19—Phillips 66 Partners LP, for additional information.

We hold variable interests in VIEs that have not been consolidated because we are not considered the primary beneficiary. Information on our significant non-consolidated VIEs follows.

Merey Sweeny, L.P. (MSLP) is a limited partnership that owns a delayed coker and related facilities at the Sweeny Refinery. As discussed more fully in Note 6—Investments, Loans and Long-Term Receivables, in August 2009, a call right was exercised to acquire the 50 percent ownership interest in MSLP of the co-venturer, Petróleos de Venezuela S.A. (PDVSA). That exercise was challenged, and the dispute has been arbitrated. In April 2014, the arbitral tribunal upheld the exercise of the call right and the acquisition of the 50 percent ownership interest. In July 2014, PDVSA filed a petition to vacate the tribunal’s award and in September 2015, the petition was denied. In January 2016, PDVSA filed an appeal with the appellate court seeking to reverse this ruling. Until all legal challenges are resolved, we will continue to use the equity method of accounting for MSLP, and the VIE analysis below is based on the ownership and governance structure in place prior to the exercise of the call right. MSLP is a VIE because, in securing lender consents in connection with our separation from ConocoPhillips in 2012 (the Separation), we provided a 100 percent debt guarantee to the lender of MSLP’s 8.85% senior notes (MSLP Senior Notes). PDVSA did not participate in the debt guarantee. In our VIE assessment, this disproportionate debt guarantee, plus other liquidity support provided jointly by us and PDVSA independently of equity ownership, results in MSLP not being exposed to all potential losses. We have determined we are not the primary beneficiary while our call exercise award is subject to being vacated, because under the partnership agreement, the co-venturers jointly direct the activities of MSLP that most significantly impact economic performance. At March 31, 2016, our maximum exposure to loss was the outstanding principal balance of the MSLP Senior Notes of $157 million and our investment in MSLP of $164 million.

We have a 50 percent ownership interest with a 50 percent governance interest in Excel Paralubes (Excel). Liquidity support up to $60 million was provided jointly by us and our co-venturer independently of equity ownership. In March 2016, this liquidity support was terminated when Excel converted from a general partnership to a limited liability company and entered into a new credit agreement. In our reassessment of Excel’s VIE status, we determined that Excel is no longer a VIE, as it is now exposed to all potential losses.

We have a 25 percent ownership interest in Dakota Access LLC (DAPL) and Energy Transfer Crude Oil Company, LLC (ETCOP) in which the planned principal operations of each entity have not commenced. Until the planned principal operations have commenced, these entities do not have sufficient equity at risk to fully fund the construction of all assets required for principal operations, and thus represent VIEs. We have determined we are not the primary beneficiary because we and our co-venturer jointly direct the activities of DAPL and ETCOP that most significantly impact economic performance. We use the equity method of accounting for these investments. At March 31, 2016, our maximum exposure to loss represented the aggregate book value of our investments of $494 million.

Note 4—Inventories

Inventories consisted of the following:

	Millions of Dollars
	March 31 2016	December 31 2015

Crude oil and petroleum products	$3,845	3,214
Materials and supplies	263	263
	$4,108	3,477

Inventories valued on the last-in, first-out (LIFO) basis totaled $3,738 million and $3,085 million at March 31, 2016, and December 31, 2015, respectively. The estimated excess of current replacement cost over LIFO cost of inventories amounted to approximately $1.5 billion and $1.3 billion at March 31, 2016, and December 31, 2015, respectively.

Certain planned year-to-date reductions in inventory caused liquidations of LIFO inventory values that are not expected to be replaced by the end of the year. These liquidations decreased net income by approximately $43 million during the three month period ending March 31, 2016, and $36 million for the comparable period in 2015.

Note 5—Assets Held for Sale or Sold

In July 2013, we completed the sale of the Immingham Combined Heat and Power Plant (ICHP), which was included in our Marketing and Specialties (M&S) segment. A gain on this disposal was deferred at the time of sale due to an indemnity provided to the buyer. We recognized the deferred gain in earnings as our exposure under the indemnity declined, beginning in the third quarter of 2014 and ending in the second quarter of 2015 when the indemnity expired. We recognized $110 million of the deferred gain in the first quarter of 2015.

Note 6—Investments, Loans and Long-Term Receivables

Equity Investments
Summarized 100 percent financial information for WRB Refining LP (WRB) and Chevron Phillips Chemical Company LLC (CPChem) was as follows:

	Millions of Dollars
	Three Months Ended March 31
	2016	2015

Revenues	$3,690	4,906
Income before income taxes	346	692
Net income	329	672

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

Note 7—Properties, Plants and Equipment

Our investment in properties, plants and equipment (PP&E), with the associated accumulated depreciation and amortization (Accum. D&A), was:

	Millions of Dollars
	March 31, 2016			December 31, 2015
	Gross PP&E	Accum. D&A	Net PP&E	Gross PP&E	Accum. D&A	Net PP&E

Midstream	$7,441	1,430	6,011	6,978	1,293	5,685
Chemicals	—	—	—	—	—	—
Refining	20,930	8,113	12,817	20,850	8,046	12,804
Marketing and Specialties	1,468	785	683	1,422	746	676
Corporate and Other	1,088	524	564	1,060	504	556
	$30,927	10,852	20,075	30,310	10,589	19,721

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

	Three Months Ended March 31
	2016		2015
	Basic	Diluted	Basic	Diluted
Amounts attributed to Phillips 66 Common Stockholders (millions):
Net income attributable to Phillips 66	$385	385	987	987
Income allocated to participating securities	(1)	(1)	(2)	(1)
Net Income available to common stockholders	$384	384	985	986

Weighted-average common shares outstanding (thousands):	527,229	531,739	543,469	548,200
Effect of stock-based compensation	4,510	2,970	4,731	4,137
Weighted-average common shares outstanding—EPS	531,739	534,709	548,200	552,337

Earnings Per Share of Common Stock (dollars):	$0.72	0.72	1.80	1.79

Note 9—Debt

At both March 31, 2016, and December 31, 2015, we had no direct outstanding borrowings under our $5 billion revolving credit agreement, while $51 million in letters of credit had been issued that were supported by it. At both March 31, 2016, and December 31, 2015, no amounts were outstanding under the $500 million revolving credit agreement of Phillips 66 Partners. Accordingly, as of March 31, 2016, an aggregate $5.4 billion of total capacity was available under these facilities.

Note 10—Guarantees

At March 31, 2016, we were liable for certain contingent obligations under various contractual arrangements as described below. We recognize a liability, at inception, for the fair value of our obligation as a guarantor for newly issued or modified guarantees. Unless the carrying amount of the liability is noted below, we have not recognized a liability either because the guarantees were issued prior to December 31, 2002, or because the fair value of the obligation is immaterial. In addition, unless otherwise stated, we are not currently performing with any significance under the guarantee and expect future performance to be either immaterial or have only a remote chance of occurrence.

Guarantees of Joint Venture Debt
In 2012, in connection with the Separation, we issued a guarantee for 100 percent of the MSLP Senior Notes issued in July 1999. At March 31, 2016, the maximum potential amount of future payments to third parties under the guarantee was estimated to be $157 million, which could become payable if MSLP fails to meet its obligations under the senior notes agreement. The MSLP Senior Notes mature in 2019.

Other Guarantees
We have residual value guarantees associated with leases with maximum future potential payments totaling $382 million. We have other guarantees with maximum future potential payment amounts totaling $114 million, which consist primarily of guarantees to fund the short-term cash liquidity deficits of certain joint ventures and guarantees of the lease payment obligations of a joint venture. These guarantees generally extend up to 8 years or life of the venture.

Indemnifications
Over the years, we have entered into various agreements to sell ownership interests in certain corporations, joint ventures and assets that gave rise to qualifying indemnifications. Agreements associated with these sales include indemnifications for taxes, litigation, environmental liabilities, permits and licenses, and employee claims; and real estate indemnity against tenant defaults. The provisions of these indemnifications vary greatly. The majority of these indemnifications are related to environmental issues with generally indefinite terms, and the maximum amount of future payments is generally unlimited. The carrying amount recorded for indemnifications at March 31, 2016, was $195 million.

We amortize the indemnification liability over the relevant time period, if one exists, based on the facts and circumstances surrounding each type of indemnity. In cases where the indemnification term is indefinite, we will reverse the liability when we have information the liability is essentially relieved or amortize the liability over an appropriate time period as the fair value of our indemnification exposure declines. Although it is reasonably possible future payments may exceed amounts recorded, due to the nature of the indemnifications, it is not possible to make a reasonable estimate of the maximum potential amount of future payments. Included in the recorded carrying amount were $98 million of environmental accruals for known contamination that were primarily included in “Asset retirement obligations and accrued environmental costs” at March 31, 2016. For additional information about environmental liabilities, see Note 11—Contingencies and Commitments.

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

We are currently participating in environmental assessments and cleanups at numerous federal Superfund and comparable state sites. After an assessment of environmental exposures for cleanup and other costs, we make accruals on an undiscounted basis (except those pertaining to sites acquired in a purchase business combination, which we record on a discounted basis) for planned investigation and remediation activities for sites where it is probable future costs will be incurred and these costs can be reasonably estimated. At March 31, 2016, our total environmental accrual was $488 million, compared with $485 million at December 31, 2015. We expect to incur a substantial amount of these expenditures within the next 30 years. We have not reduced these accruals for possible insurance recoveries. In the future, we may be involved in additional environmental assessments, cleanups and proceedings.

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

At March 31, 2016, we had performance obligations secured by letters of credit and bank guarantees of $375 million (of which $51 million was issued under the provisions of our revolving credit facility, and the remainder was issued as direct bank letters of credit and bank guarantees) related to various purchase and other commitments incident to the ordinary conduct of business.

Note 12—Derivatives and Financial Instruments

Derivative Instruments
We use financial and commodity-based derivative contracts to manage exposures to fluctuations in foreign currency exchange rates, interest rates and commodity prices or to capture market opportunities. Because we have not used cash-flow hedge accounting for commodity derivative contracts, all gains and losses, realized or unrealized, from these contracts have been recognized in the consolidated statement of income. Gains and losses from derivative contracts held for trading not directly related to our physical business, whether realized or unrealized, have been reported net in “Other income” on our consolidated statement of income. Cash flows from all our derivative activity for the periods presented appear in the operating section of the consolidated statement of cash flows.

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

	Millions of Dollars
	March 31 2016	December 31 2015
Assets
Prepaid expenses and other current assets	$1,112	2,607
Other assets	4	5
Liabilities
Other accruals	1,089	2,425
Other liabilities and deferred credits	5	5
Hedge accounting has not been used for any item in the table.

The gains (losses) incurred from commodity derivatives, and the line items where they appear on our consolidated statement of income, were:

	Millions of Dollars
	Three Months Ended March 31
	2016	2015

Sales and other operating revenues	$(86)	(31)
Other income	9	43
Purchased crude oil and products	(36)	20
Hedge accounting has not been used for any item in the table.

The following table summarizes our material net exposures resulting from outstanding commodity derivative contracts. These financial and physical derivative contracts are primarily used to manage price exposure on our underlying operations. The underlying exposures may be from non-derivative positions such as inventory volumes. Financial derivative contracts may also offset physical derivative contracts, such as forward sales contracts. The percentage of our derivative contract volumes expiring within the next 12 months was approximately 99 percent at both March 31, 2016 and December 31, 2015.

	Open Position Long/(Short)
	March 31 2016	December 31 2015
Commodity
Crude oil, refined products and NGL (millions of barrels)	(36)	(17)

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

The aggregate fair values of all derivative instruments with such credit-risk-related contingent features that were in a liability position were not material at March 31, 2016, or December 31, 2015.

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

•
Commodity swaps and forward purchases and sales: Fair value is estimated based on forward market prices and approximates the exit price at period end. When forward market prices are not available, we estimate fair value using the forward price of a similar commodity, adjusted for the difference in quality or location.

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

We classify the fair value of an asset or liability based on the lowest level of input significant to its measurement; however, the fair value of an asset or liability initially reported as Level 3 will be subsequently reported as Level 2 if the unobservable inputs become inconsequential to its measurement or corroborating market data becomes available. Conversely, an asset or liability initially reported as Level 2 will be subsequently reported as Level 3 if corroborating market data becomes unavailable. For the three-month period ended March 31, 2016, derivative assets with an aggregate value of $106 million and derivative liabilities with an aggregate value of $81 million were transferred into Level 1 from Level 2, as measured from the beginning of the reporting period. The measurements were reclassified within the fair value hierarchy due to the availability of unadjusted quoted prices from an active market.

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

The carrying values and fair values by hierarchy of our material financial instruments and commodity forward contracts, either carried or disclosed at fair value, including any effects of netting derivative assets with liabilities and netting collateral due to right of setoff or master netting agreements, were:

	Millions of Dollars
	March 31, 2016
	Fair Value Hierarchy			Total Fair Value of Gross Assets & Liabilities	Effect of Counterparty Netting	Effect of Collateral Netting	Difference in Carrying Value and Fair Value	Net Carrying Value Presented on the Balance Sheet	Cash Collateral Received or Paid, Not Offset on Balance Sheet
	Level 1	Level 2	Level 3
Commodity Derivative Assets
Exchange-cleared instruments	$668	409	—	1,077	(1,019)	(7)	—	51	—
OTC instruments	—	4	—	4	(2)	—	—	2	—
Physical forward contracts*	—	35	—	35	—	—	—	35	—
Rabbi trust assets	92	—	—	92	N/A	N/A	—	92	N/A
	$760	448	—	1,208	(1,021)	(7)	—	180

Commodity Derivative Liabilities
Exchange-cleared instruments	$684	387	—	1,071	(1,019)	(52)	—	—	—
OTC instruments	—	3	—	3	(2)	—	—	1	—
Physical forward contracts*	—	20	—	20	—	—	—	20	—
Floating-rate debt	50	—	—	50	N/A	N/A	—	50	N/A
Fixed-rate debt, excluding capital leases**	—	8,866	—	8,866	N/A	N/A	(280)	8,586	N/A
	$734	9,276	—	10,010	(1,021)	(52)	(280)	8,657
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

Note 14—Employee Benefit Plans

Pension and Postretirement Plans
The components of net periodic benefit cost for the three months ended March 31, 2016 and 2015, were as follows:

	Millions of Dollars
	Pension Benefits				Other Benefits
	2016		2015		2016	2015
	U.S.	Int’l.	U.S.	Int’l.
Components of Net Periodic Benefit Cost
Three Months Ended March 31
Service cost	$32	9	31	10	2	2
Interest cost	29	7	27	7	2	2
Expected return on plan assets	(32)	(10)	(35)	(10)	—	—
Amortization of prior service cost	1	—	1	—	—	—
Recognized net actuarial loss	18	4	19	4	—	—
Settlements	3	—	1	—	—	—
Net periodic benefit cost	$51	10	44	11	4	4

During the first three months of 2016, we contributed $8 million to our U.S. benefit plans and $12 million to our international benefit plans. We currently expect to make additional contributions of approximately $20 million to our U.S. benefit plans and $30 million to our international benefit plans during the remainder of 2016.

Note 15—Accumulated Other Comprehensive Income (Loss)

The following table depicts changes in accumulated other comprehensive income (loss) by component, as well as detail on reclassifications out of accumulated other comprehensive income (loss):

	Millions of Dollars
	Defined Benefit Plans	Foreign Currency Translation	Hedging	Accumulated Other Comprehensive Income (Loss)

December 31, 2014	$(696)	167	(2)	(531)
Other comprehensive income (loss) before reclassifications	3	(188)	—	(185)
Amounts reclassified from accumulated other comprehensive income (loss)*
Amortization of defined benefit plan items**
Actuarial losses and settlements	22	—	—	22
Net current period other comprehensive income (loss)	25	(188)	—	(163)
March 31, 2015	$(671)	(21)	(2)	(694)

December 31, 2015	$(662)	11	(2)	(653)
Other comprehensive income (loss) before reclassifications	4	(17)	(5)	(18)
Amounts reclassified from accumulated other comprehensive income (loss)*
Amortization of defined benefit plan items**
Actuarial losses and settlements	14	—	—	14
Net current period other comprehensive income (loss)	18	(17)	(5)	(4)
March 31, 2016	$(644)	(6)	(7)	(657)
* There were no significant reclassifications related to foreign currency translation or hedging.
** These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit cost (see Note 14—Employee Benefit Plans, for additional information).

Note 16—Related Party Transactions

Significant transactions with related parties were:

	Millions of Dollars
	Three Months Ended March 31
	2016	2015

Operating revenues and other income (a)	$407	617
Purchases (b)	1,503	1,948
Operating expenses and selling, general and administrative expenses (c)	33	31
Interest expense (d)	1	2

(a)
We sold NGL and other petrochemical feedstocks, along with solvents to CPChem, and we sold gas oil and hydrogen feedstocks to Excel. We sold certain feedstocks and intermediate products to WRB and also acted as agent for WRB in supplying crude oil and other feedstocks for a fee. In addition, we charged several of our affiliates, including CPChem and MSLP, for the use of common facilities, such as steam generators, waste and water treaters, and warehouse facilities.

(b)
We purchased crude oil and refined products from WRB. We also acted as agent for WRB in distributing asphalt and solvents. We purchased natural gas and NGL from DCP Midstream and CPChem, as well as other feedstocks from various affiliates, for use in our refinery and fractionation processes. We paid NGL fractionation fees to CPChem. We also paid fees to various pipeline equity companies for transporting finished refined products and NGL. In addition, we paid a price upgrade to MSLP for heavy crude processing. We purchased base oils and fuel products from Excel for use in our refining and specialty businesses.

(c)	We paid utility and processing fees to various affiliates.

(d)	We incurred interest expense on a note payable to MSLP.

Note 17—Segment Disclosures and Related Information

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

Analysis of Results by Operating Segment

	Millions of Dollars
	Three Months Ended March 31
	2016	2015
Sales and Other Operating Revenues
Midstream
Total sales	$931	969
Intersegment eliminations	(292)	(254)
Total Midstream	639	715
Chemicals	1	2
Refining
Total sales	10,238	14,271
Intersegment eliminations	(6,559)	(8,756)
Total Refining	3,679	5,515
Marketing and Specialties
Total sales	13,348	16,748
Intersegment eliminations	(266)	(211)
Total Marketing and Specialties	13,082	16,537
Corporate and Other	8	9
Consolidated sales and other operating revenues	$17,409	22,778

Net Income (Loss) Attributable to Phillips 66
Midstream	$65	67
Chemicals	156	203
Refining	86	538
Marketing and Specialties	205	304
Corporate and Other	(127)	(125)
Consolidated net income attributable to Phillips 66	$385	987

	Millions of Dollars
	March 31 2016	December 31 2015
Total Assets
Midstream	$11,383	11,043
Chemicals	5,410	5,237
Refining	22,790	21,993
Marketing and Specialties	6,031	5,631
Corporate and Other	2,632	4,676
Consolidated total assets	$48,246	48,580

Note 18—Income Taxes

Our effective tax rate for the first quarter of 2016 was 33 percent, compared with 28 percent for the corresponding period of 2015. The increase in the effective tax rate was primarily attributable to a decrease in the manufacturing deduction in the first quarter of 2016, and a favorable tax settlement in the United Kingdom and recognition of a nontaxable gain associated with the sale of ICHP in the first quarter of 2015. For additional information on the nontaxable gain, see Note 5—Assets Held for Sale or Sold. The effective tax rate varies from the federal statutory tax rate of 35 percent primarily as a result of state tax expense, offset by the manufacturing deduction and foreign operations.

Note 19—Phillips 66 Partners LP

In 2013, we formed Phillips 66 Partners, a master limited partnership, to own, operate, develop and acquire primarily fee-based crude oil, refined petroleum product and NGL pipelines and terminals, as well as other transportation and midstream assets.

On March 1, 2016, we contributed to Phillips 66 Partners a 25 percent interest in our wholly owned subsidiary, Phillips 66 Sweeny Frac LLC, which owns the Sweeny Fractionator One, an NGL fractionator located within our Sweeny Refinery complex in Old Ocean, Texas, and the Clemens Caverns, an NGL salt dome storage facility located near Brazoria, Texas. Total consideration for the transaction was $236 million, which consisted of Phillips 66 Partners’ assumption of a $212 million note payable to us, and the issuance of common units and general partner units to us with an aggregate fair value of $24 million.

At March 31, 2016, we owned a 69 percent limited partner interest and a 2 percent general partner interest in Phillips 66 Partners, while the public owned a 29 percent limited partner interest. We consolidate Phillips 66 Partners because we control the partnership through our general partner interest (see Note 3—Variable Interest Entities, for additional information). The public’s ownership interest in Phillips 66 Partners was $809 million at March 31, 2016, and is reflected as a noncontrolling interest in our financial statements. The most significant assets of Phillips 66 Partners that are available to settle only its obligations at March 31, 2016, were equity investments of $967 million and net PP&E of $778 million, excluding the noncontrolling interest of Phillips 66 Sweeny Frac LLC.

Note 20—New Accounting Standards

In March 2016, the FASB issued ASU No. 2016-07, “Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting.” The new standard eliminates the requirement that an investor retroactively apply equity method accounting when an investment that it had accounted for by another method initially qualifies for the equity method. Public business entities should apply the guidance in ASU 2016-07 for annual periods beginning after December 15, 2016, including interim periods within those annual periods, with early adoption permitted. We are currently evaluating the provisions of ASU 2016-07 and assessing the impact on our financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” In the new standard, the FASB modified its determination of whether a contract is a lease rather than whether a lease is a capital or operating lease under the previous accounting principles generally accepted in the United States (GAAP). A contract represents a lease if a transfer of control occurs over an identified property, plant and equipment for a period of time in exchange for consideration. Control over the use of the identified asset includes the right to obtain substantially all of the economic benefits from the use of the asset and the right to direct its use. The FASB continued to maintain two classifications of leases - financing and operating - which are substantially similar to capital and operating leases in the previous lease guidance. Under the new standard, recognition of assets and liabilities arising from operating leases will require recognition on the balance sheet. The effect of all leases in the statement of comprehensive income and the statement of cash flows will be largely unchanged. Lessor accounting will also be largely unchanged. Additional disclosures will be required for financing and operating leases for both lessors and lessees. Public business entities should apply the guidance in ASU 2016-02 for annual periods beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted. We are currently evaluating the provisions of ASU 2016-02 and assessing its impact on our financial statements.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” to meet its objective of providing more decision-useful information about financial instruments. The majority of this ASU’s provisions amend only the presentation or disclosures of financial instruments; however, one provision will also affect net income. Equity investments carried under the cost method or lower of cost or fair value method of accounting, in accordance with current GAAP, will have to be carried at fair value upon adoption of ASU 2016-01, with changes in fair value recorded in net income. For equity investments that do not have readily determinable fair values, a company may elect to carry such investments at cost less impairments, if any, adjusted up or down for price changes in similar financial instruments issued by the investee, when and if observed. Public business entities should apply the guidance in ASU 2016-01 for annual periods beginning after December 15, 2017, and interim periods within those annual periods, with early adoption prohibited. We are currently evaluating the provisions of ASU 2016-01 and assessing the impact on our financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” The new standard converged guidance on recognizing revenues in contracts with customers under GAAP and International Financial Reporting Standards. This ASU is intended to improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date.” The amendment in this ASU defers the effective date of ASU 2014-09 for all entities for one year. Public business entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier adoption is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. Retrospective or modified retrospective application of the accounting standard is required. We are currently evaluating the provisions of ASU 2014-09 and assessing the impact on our financial statements. As part of our assessment work to-date, we have formed an implementation work team, completed training of the new ASU’s revenue recognition model and begun contract review and documentation.

Note 21—Condensed Consolidating Financial Information

$7.5 billion of our senior notes were issued by Phillips 66, and are guaranteed by Phillips 66 Company, a 100-percent-owned subsidiary. Phillips 66 Company has fully and unconditionally guaranteed the payment obligations of Phillips 66 with respect to these debt securities. The following condensed consolidating financial information presents the results of operations, financial position and cash flows for:

•	Phillips 66 and Phillips 66 Company (in each case, reflecting investments in subsidiaries utilizing the equity method of accounting).

•	All other nonguarantor subsidiaries.

•	The consolidating adjustments necessary to present Phillips 66’s results on a consolidated basis.

This condensed consolidating financial information should be read in conjunction with the accompanying consolidated financial statements and notes.

	Millions of Dollars
	Three Months Ended March 31, 2016
Statement of Income	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Revenues and Other Income
Sales and other operating revenues	$—	11,698	5,711	—	17,409
Equity in earnings of affiliates	447	398	86	(598)	333
Net gain on dispositions	—	—	—	—	—
Other income	—	15	3	—	18
Intercompany revenues	—	178	1,587	(1,765)	—
Total Revenues and Other Income	447	12,289	7,387	(2,363)	17,760

Costs and Expenses
Purchased crude oil and products	—	8,994	4,645	(1,709)	11,930
Operating expenses	—	832	199	(8)	1,023
Selling, general and administrative expenses	3	287	99	(3)	386
Depreciation and amortization	—	200	80	—	280
Taxes other than income taxes	—	1,344	2,117	—	3,461
Accretion on discounted liabilities	—	4	1	—	5
Interest and debt expense	93	8	30	(45)	86
Foreign currency transaction (gains) losses	—	—	(7)	—	(7)
Total Costs and Expenses	96	11,669	7,164	(1,765)	17,164
Income before income taxes	351	620	223	(598)	596
Provision (benefit) for income taxes	(34)	173	59	—	198
Net income	385	447	164	(598)	398
Less: net income attributable to noncontrolling interests	—	—	13	—	13
Net Income Attributable to Phillips 66	$385	447	151	(598)	385

Comprehensive Income	$381	443	152	(582)	394

	Millions of Dollars
	Three Months Ended March 31, 2015
Statement of Income	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Revenues and Other Income
Sales and other operating revenues	$—	15,587	7,191	—	22,778
Equity in earnings of affiliates	1,052	722	49	(1,367)	456
Net gain (loss) on dispositions	—	(5)	127	—	122
Other income	—	59	11	—	70
Intercompany revenues	—	140	2,149	(2,289)	—
Total Revenues and Other Income	1,052	16,503	9,527	(3,656)	23,426

Costs and Expenses
Purchased crude oil and products	—	12,277	6,673	(2,255)	16,695
Operating expenses	4	874	230	(14)	1,094
Selling, general and administrative expenses	2	292	101	(1)	394
Depreciation and amortization	—	194	59	—	253
Taxes other than income taxes	—	1,381	2,081	—	3,462
Accretion on discounted liabilities	—	4	1	—	5
Interest and debt expense	93	6	6	(19)	86
Foreign currency transaction (gains) losses	—	—	49	—	49
Total Costs and Expenses	99	15,028	9,200	(2,289)	22,038
Income before income taxes	953	1,475	327	(1,367)	1,388
Provision (benefit) for income taxes	(34)	423	2	—	391
Net income	987	1,052	325	(1,367)	997
Less: net income attributable to noncontrolling interests	—	—	10	—	10
Net Income Attributable to Phillips 66	$987	1,052	315	(1,367)	987

Comprehensive Income	$824	889	149	(1,028)	834

	Millions of Dollars
	March 31, 2016
Balance Sheet	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Assets
Cash and cash equivalents	$—	310	1,413	—	1,723
Accounts and notes receivable	22	2,995	2,719	(999)	4,737
Inventories	—	2,561	1,547	—	4,108
Prepaid expenses and other current assets	1	360	287	—	648
Total Current Assets	23	6,226	5,966	(999)	11,216
Investments and long-term receivables	31,952	22,839	7,504	(49,846)	12,449
Net properties, plants and equipment	—	12,723	7,352	—	20,075
Goodwill	—	3,040	235	—	3,275
Intangibles	—	724	177	—	901
Other assets	13	166	153	(2)	330
Total Assets	$31,988	45,718	21,387	(50,847)	48,246

Liabilities and Equity
Accounts payable	$—	3,949	2,817	(999)	5,767
Short-term debt	—	26	6	—	32
Accrued income and other taxes	—	317	503	—	820
Employee benefit obligations	—	279	27	—	306
Other accruals	143	267	84	—	494
Total Current Liabilities	143	4,838	3,437	(999)	7,419
Long-term debt	7,415	151	1,237	—	8,803
Asset retirement obligations and accrued environmental costs	—	500	173	—	673
Deferred income taxes	—	4,416	1,675	(2)	6,089
Employee benefit obligations	—	1,109	201	—	1,310
Other liabilities and deferred credits	1,613	2,795	3,909	(8,008)	309
Total Liabilities	9,171	13,809	10,632	(9,009)	24,603
Common stock	11,011	25,404	10,764	(36,168)	11,011
Retained earnings	12,463	7,162	(733)	(6,458)	12,434
Accumulated other comprehensive income (loss)	(657)	(657)	(131)	788	(657)
Noncontrolling interests	—	—	855	—	855
Total Liabilities and Equity	$31,988	45,718	21,387	(50,847)	48,246

	Millions of Dollars
	December 31, 2015
Balance Sheet	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Assets
Cash and cash equivalents	$—	575	2,499	—	3,074
Accounts and notes receivable	14	3,643	2,217	(701)	5,173
Inventories	—	2,171	1,306	—	3,477
Prepaid expenses and other current assets	2	382	148	—	532
Total Current Assets	16	6,771	6,170	(701)	12,256
Investments and long-term receivables	33,315	24,068	7,395	(52,635)	12,143
Net properties, plants and equipment	—	12,651	7,070	—	19,721
Goodwill	—	3,040	235	—	3,275
Intangibles	—	726	180	—	906
Other assets	16	154	113	(4)	279
Total Assets	$33,347	47,410	21,163	(53,340)	48,580

Liabilities and Equity
Accounts payable	$—	4,015	2,341	(701)	5,655
Short-term debt	—	25	19	—	44
Accrued income and other taxes	—	320	558	—	878
Employee benefit obligations	—	528	48	—	576
Other accruals	59	240	79	—	378
Total Current Liabilities	59	5,128	3,045	(701)	7,531
Long-term debt	7,413	158	1,272	—	8,843
Asset retirement obligations and accrued environmental costs	—	496	169	—	665
Deferred income taxes	—	4,500	1,545	(4)	6,041
Employee benefit obligations	—	1,094	191	—	1,285
Other liabilities and deferred credits	2,746	2,765	3,734	(8,968)	277
Total Liabilities	10,218	14,141	9,956	(9,673)	24,642
Common stock	11,405	25,404	10,688	(36,092)	11,405
Retained earnings	12,377	8,518	(200)	(8,347)	12,348
Accumulated other comprehensive income (loss)	(653)	(653)	(119)	772	(653)
Noncontrolling interests	—	—	838	—	838
Total Liabilities and Equity	$33,347	47,410	21,163	(53,340)	48,580

	Millions of Dollars
	Three Months Ended March 31, 2016
Statement of Cash Flows	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Cash Flows From Operating Activities
Net Cash Provided by Operating Activities	$1,863	561	321	(2,487)	258

Cash Flows From Investing Activities
Capital expenditures and investments*	—	(345)	(443)	38	(750)
Proceeds from asset dispositions	—	3	2	—	5
Intercompany lending activities	(1,141)	1,396	(255)	—	—
Advances/loans—related parties	—	(75)	—	—	(75)
Other	—	8	(50)	—	(42)
Net Cash Provided by (Used in) Investing Activities	(1,141)	987	(746)	38	(862)

Cash Flows From Financing Activities
Issuance of debt	—	—	50	—	50
Repayment of debt	—	(6)	(94)	—	(100)
Issuance of common stock	(31)	—	—	—	(31)
Repurchase of common stock	(391)	—	—	—	(391)
Dividends paid on common stock	(296)	(1,807)	(680)	2,487	(296)
Distributions to noncontrolling interests	—	—	(11)	—	(11)
Net proceeds from issuance of Phillips 66 Partners LP common units	—	—	—	—	—
Other*	(4)	—	38	(38)	(4)
Net Cash Used in Financing Activities	(722)	(1,813)	(697)	2,449	(783)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	36	—	36

Net Change in Cash and Cash Equivalents	—	(265)	(1,086)	—	(1,351)
Cash and cash equivalents at beginning of period	—	575	2,499	—	3,074
Cash and Cash Equivalents at End of Period	$—	310	1,413	—	1,723
* Includes intercompany capital contributions.

	Millions of Dollars
	Three Months Ended March 31, 2015
Statement of Cash Flows	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Cash Flows From Operating Activities
Net Cash Provided by Operating Activities	$52	60	1,298	(58)	1,352

Cash Flows From Investing Activities
Capital expenditures and investments*	—	(425)	(1,490)	834	(1,081)
Proceeds from asset dispositions**	—	881	(10)	(880)	(9)
Intercompany lending activities	1,449	(833)	(616)	—	—
Advances/loans—related parties	—	(50)	—	—	(50)
Other	—	12	90	—	102
Net Cash Provided by (Used in) Investing Activities	1,449	(415)	(2,026)	(46)	(1,038)

Cash Flows From Financing Activities
Issuance of debt	—	—	1,169	—	1,169
Repayment of debt	(800)	(4)	(91)	—	(895)
Issuance of common stock	(25)	—	—	—	(25)
Repurchase of common stock	(399)	—	—	—	(399)
Dividends paid on common stock	(272)	—	(39)	39	(272)
Distributions to controlling interests	—	—	(165)	165	—
Distributions to noncontrolling interests	—	—	(6)	—	(6)
Net proceeds from issuance of Phillips 66 Partners LP common units	—	—	384	—	384
Other*	(5)	—	91	(100)	(14)
Net Cash Provided by (Used in) Financing Activities	(1,501)	(4)	1,343	104	(58)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	(73)	—	(73)

Net Change in Cash and Cash Equivalents	—	(359)	542	—	183
Cash and cash equivalents at beginning of period	—	2,045	3,162	—	5,207
Cash and Cash Equivalents at End of Period	$—	1,686	3,704	—	5,390
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

BUSINESS ENVIRONMENT AND EXECUTIVE OVERVIEW

Phillips 66 is an energy manufacturing and logistics company with midstream, chemicals, refining, and marketing and specialties businesses. At March 31, 2016, we had total assets of $48 billion. Our common stock trades on the New York Stock Exchange under the symbol “PSX.”

Executive Overview
We reported earnings of $385 million in the first quarter of 2016 and generated $258 million in cash from operating activities. We used available cash to fund capital expenditures and investments of $750 million, pay dividends of $296 million, and repurchase $391 million of our common stock. We ended the first quarter of 2016 with $1.7 billion of cash and cash equivalents and approximately $5.4 billion of total capacity available under our liquidity facilities.

Business Environment
The low commodity price environment continued into the first quarter of 2016, with the U.S. oil rig count and domestic production further declining. Additionally, the discount for U.S. benchmark West Texas Intermediate (WTI) versus the international benchmark Brent narrowed over the course of 2015 and the first quarter of 2016 as there are no longer logistical constraints between oil-producing areas and major refining centers or export facilities. Falling commodity prices have had a variety of impacts, both favorable and unfavorable, on our downstream businesses that vary by segment.

Earnings in the Midstream segment, which includes our 50 percent equity investment in DCP Midstream, LLC (DCP Midstream), are closely linked to natural gas liquids (NGL) prices, natural gas prices and crude oil prices. NGL prices moved lower in January with the markets recovering throughout the remainder of the first quarter of 2016 as crude oil prices increased. NGL production growth from liquids-rich shale plays continued to outpace domestic demand growth from the petrochemical industry, but exports increased—driving prices higher and reducing inventories. Natural gas prices further weakened throughout the first quarter of 2016 as unseasonably warm weather limited demand.

The Chemicals segment consists of our 50 percent equity investment in Chevron Phillips Chemical Company LLC (CPChem). The chemicals and plastics industry is mainly a commodity-based industry where the margins for key products are based on supply and demand, as well as cost factors. The petrochemicals industry continues to experience lower ethylene cash costs in regions of the world where ethylene manufacturing is based upon NGL rather than crude oil-derived feedstocks. In particular, companies with North American light NGL-based crackers have benefited from lower-priced feedstocks; however, the ethylene to polyethylene chain margins further compressed in the first quarter of 2016 with the significant decline in crude oil prices that began in 2014.

Our Refining segment is driven by several factors including refining margins, cost control, refinery throughput and product yields. Refinery margins, often referred to as crack spreads, are measured as the difference between market prices for refined petroleum products and crude oil. The U.S. 3:2:1 crack spread (three barrels of crude oil producing two barrels of gasoline and one barrel of diesel) decreased in the first quarter of 2016, compared with the first quarter and the fourth quarter of 2015. The decrease was mainly driven by growing product inventories as a result of high refinery utilization and an unseasonably warm winter.

The Northwest Europe benchmark crack spread weakened during the first quarter of 2016 compared with the first quarter and the fourth quarter of 2015. The decrease in the first quarter 2016 was also driven by growing product inventories that resulted from refineries running at high utilization rates to meet growing gasoline demand.

Results for our Marketing and Specialties (M&S) segment depend largely on marketing fuel margins, lubricant margins, and other specialty product margins. While M&S margins are primarily driven by market factors, largely determined by the relationship between supply and demand, marketing fuel margins, in particular, are primarily determined by the trend of spot prices for refined products. Generally speaking, a downward trend of spot prices has favorable impact on marketing fuel margins, while an upward trend of spot prices has an unfavorable impact on marketing fuel margins. Domestic marketing fuel margins improved in the first quarter of 2016 compared to the first quarter of 2015, primarily due to higher product demand.

RESULTS OF OPERATIONS

Unless otherwise indicated, discussion of results for the three-month period ended March 31, 2016, is based on a comparison with the corresponding period of 2015.

Consolidated Results
A summary of net income (loss) attributable to Phillips 66 by business segment follows:

	Millions of Dollars
	Three Months Ended March 31
	2016	2015

Midstream	$65	67
Chemicals	156	203
Refining	86	538
Marketing and Specialties	205	304
Corporate and Other	(127)	(125)
Net income attributable to Phillips 66	$385	987

Earnings for Phillips 66 decreased $602 million, or 61 percent, in the first quarter of 2016. The decrease was primarily attributable to lower realized refining margins resulting from decreased market crack spreads, and lower olefins and polyolefins margins in our Chemicals segment. In addition, earnings from our M&S segment decreased due to a deferred gain recognized in the first quarter of 2015 related to the sale in 2013 of the Immingham Combined Heat and Power Plant (ICHP). See Note 5—Assets Held for Sale or Sold, in the Notes to Consolidated Financial Statements, for additional information.

See the “Segment Results” section for additional information on our segment results.

Statement of Income Analysis

Sales and other operating revenues for the first quarter of 2016 decreased 24 percent, and purchased crude oil and products decreased 29 percent. These decreases were primarily due to lower prices for petroleum products, crude oil and NGL.

Equity in earnings of affiliates decreased 27 percent in the first quarter of 2016. The decrease was mainly due to lower earnings from WRB Refining LP (WRB) and CPChem, partially offset by higher earnings from DCP Midstream. Equity in earnings of WRB decreased $106 million primarily driven by lower market crack spreads. See the “Segment Results” section for additional information on DCP Midstream and CPChem earnings.

Net gain on dispositions decreased $122 million in the first quarter of 2016. We recognized the deferred gain related to the sale of ICHP in earnings as our exposure under the indemnity declined, beginning in the third quarter of 2014 and ending in the second quarter of 2015 when the indemnity expired. We recognized $110 million of the deferred gain in the first quarter of 2015. See Note 5—Assets Held for Sale or Sold, in the Notes to Consolidated Financial Statements, for additional information.

See Note 18—Income Taxes, in the Notes to Consolidated Financial Statements, for information regarding our provision for income taxes and effective tax rates.

Segment Results

Midstream

	Three Months Ended March 31
	2016	2015
	Millions of Dollars
Net Income (Loss) Attributable to Phillips 66
Transportation	$72	65
DCP Midstream	4	(12)
NGL	(11)	14
Total Midstream	$65	67

Dollars Per Gallon
Weighted Average NGL Price*
DCP Midstream	$0.37	0.49
* Based on index prices from the Mont Belvieu and Conway market hubs that are weighted by NGL component and location mix.

	Thousands of Barrels Daily
Transportation Volumes
Pipelines*	3,488	3,145
Terminals	2,209	1,983
Operating Statistics
NGL extracted**	382	399
NGL fractionated***	161	108
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

Earnings from the Midstream segment decreased $2 million, or 3 percent, in the first quarter of 2016. Transportation earnings increased $7 million in the first quarter of 2016, driven by improved volumes and earnings from equity affiliates, partially offset by the absence of a 2015 first-quarter claim settlement.

Earnings associated with our investment in DCP Midstream increased $16 million in the first quarter of 2016. The increase was primarily due to the receipt of funds related to a favorable legal settlement and higher volumes due to asset growth, partially offset by lower NGL, crude oil, and natural gas prices and increased operating costs due to asset growth.

The earnings of our NGL business decreased $25 million in the first quarter of 2016. The decrease reflected lower realized margins and increased costs associated with growth projects.

See the “Business Environment and Executive Overview” section for information on market factors impacting this quarter’s results.

Chemicals

	Three Months Ended March 31
	2016	2015
	Millions of Dollars

Net Income Attributable to Phillips 66	$156	203

	Millions of Pounds
CPChem Externally Marketed Sales Volumes*
Olefins and Polyolefins (O&P)	4,002	4,019
Specialties, Aromatics and Styrenics (SA&S)	1,254	1,482
	5,256	5,501
* Includes 100 percent of CPChem’s outside sales of produced petrochemical products, as well as commission sales from equity affiliates.

Olefins and Polyolefins Capacity Utilization (percent)	93%	87

The Chemicals segment consists of our 50 percent interest in CPChem, which we account for under the equity method. CPChem uses NGL and other feedstocks to produce petrochemicals. These products are then marketed and sold or used as feedstocks to produce plastics and other chemicals. We structure our reporting of CPChem’s operations around two primary business lines: Olefins and Polyolefins (O&P) and Specialties, Aromatics and Styrenics (SA&S).

Earnings from the Chemicals segment decreased $47 million, or 23 percent, in the first quarter of 2016. The decrease was mainly due to lower realized O&P margins resulting from a decline in sales prices and lower equity earnings from CPChem’s SA&S equity affiliates. The decrease was partially offset by improved polyethylene and normal alpha olefin (NAO) sales volumes, higher equity earnings from CPChem’s O&P equity affiliates and lower utility costs due to decreases in natural gas prices.

See the “Business Environment and Executive Overview” section for information on market factors impacting this quarter’s results.

Refining

	Three Months Ended March 31
	2016	2015
	Millions of Dollars
Net Income Attributable to Phillips 66
Atlantic Basin/Europe	$4	113
Gulf Coast	68	71
Central Corridor	20	195
West Coast	(6)	159
Worldwide	$86	538

	Dollars Per Barrel
Refining Margins*
Atlantic Basin/Europe	$5.79	9.94
Gulf Coast	6.76	10.59
Central Corridor	7.41	13.86
West Coast	9.70	16.54
Worldwide	7.11	12.26
* Based on total processed inputs and includes proportional share of refining margins contributed by certain equity affiliates.

	Thousands of Barrels Daily
Operating Statistics
Refining operations*
Atlantic Basin/Europe
Crude oil capacity	588	588
Crude oil processed	577	514
Capacity utilization (percent)	98%	87
Refinery production	611	573
Gulf Coast
Crude oil capacity	743	738
Crude oil processed	679	528
Capacity utilization (percent)	91%	72
Refinery production	755	601
Central Corridor
Crude oil capacity	493	492
Crude oil processed	472	460
Capacity utilization (percent)	96%	94
Refinery production	494	487
West Coast
Crude oil capacity	360	360
Crude oil processed	323	327
Capacity utilization (percent)	90%	91
Refinery production	350	361
Worldwide
Crude oil capacity	2,184	2,178
Crude oil processed	2,051	1,829
Capacity utilization (percent)	94%	84
Refinery production	2,210	2,022
* Includes our share of equity affiliates.

The Refining segment buys, sells and refines crude oil and other feedstocks into petroleum products (such as gasoline, distillates and aviation fuels) at 14 refineries, mainly in the United States and Europe.

Earnings for the Refining segment decreased $452 million, or 84 percent, in the first quarter of 2016. The decrease was primarily due to lower realized refining margins resulting from decreased market crack spreads and lower feedstock advantage. The decrease was partially offset by improved clean product differentials, higher refining volumes and lower controllable costs as a result of less unplanned downtime and turnaround activities. See the “Business Environment and Executive Overview” section for information on market factors impacting this quarter’s results.

Our worldwide refining crude oil capacity utilization rate was 94 percent for the first quarter of 2016 compared with 84 percent for the same period of 2015. The increase was primarily due to less unplanned downtime and turnaround activities.

Marketing and Specialties

	Three Months Ended March 31
	2016	2015
	Millions of Dollars
Net Income Attributable to Phillips 66
Marketing and Other	$162	254
Specialties	43	50
Total Marketing and Specialties	$205	304

	Dollars Per Barrel
Realized Marketing Fuel Margin*
U.S.	$1.83	1.46
International	3.16	3.85
* On third-party petroleum products sales.

	Dollars Per Gallon
U.S. Average Wholesale Prices*
Gasoline	$1.37	1.73
Distillates	1.16	1.81
* Excludes excise taxes.

	Thousands of Barrels Daily
Marketing Petroleum Products Sales Volumes
Gasoline	1,176	1,062
Distillates	903	882
Other products	15	16
Total	2,094	1,960

The M&S segment purchases for resale and markets refined petroleum products (such as gasoline, distillates and aviation fuels), mainly in the United States and Europe. In addition, this segment includes the manufacturing and marketing of specialty products (such as base oils and lubricants), as well as power generation operations.

The M&S segment earnings decreased $99 million, or 33 percent, in the first quarter of 2016. The decrease was primarily due to the deferred gain recognized in the first quarter of 2015 related to the sale of ICHP in 2013 and lower international marketing margins. See Note 5—Assets Held for Sale or Sold, in the Notes to Consolidated Financial Statements, for additional information on the deferred gain. The decrease was partially offset by improved domestic marketing margins.

See the “Business Environment and Executive Overview” section for information on marketing fuel margins and other market factors impacting this quarter’s results.

Corporate and Other

	Millions of Dollars
	Three Months Ended March 31
	2016	2015
Net Income (Loss) Attributable to Phillips 66
Net interest	$(54)	(53)
Corporate general and administrative expenses	(42)	(45)
Technology	(14)	(14)
Other	(17)	(13)
Total Corporate and Other	$(127)	(125)

Net interest consists of interest and financing expense, net of interest income and capitalized interest. The increase in net interest in the first quarter of 2016 was primarily due to a higher average debt principal balance as a result of Phillips 66 Partner’s debt issuance in February 2015 and costs associated with the early retirement of notes in the first quarter of 2016, partially offset by higher capitalized interest. Corporate general and administrative expenses decreased in the first quarter of 2016, mainly attributable to lower corporate overhead costs.

The category “Other” includes certain income tax expenses, environmental costs associated with sites no longer in operation, foreign currency transaction gains and losses and other costs not directly associated with an operating segment. The increase in costs in the first quarter of 2016 was primarily attributable to higher accrued environmental costs and remediation expenses.

CAPITAL RESOURCES AND LIQUIDITY

Financial Indicators

	Millions of Dollars Except as Indicated
	March 31 2016	December 31 2015

Cash and cash equivalents	$1,723	3,074
Short-term debt	32	44
Total debt	8,835	8,887
Total equity	23,643	23,938
Percent of total debt to capital*	27%	27
Percent of floating-rate debt to total debt	1%	1
* Capital includes total debt and total equity.

To meet our short- and long-term liquidity requirements, we look to a variety of funding sources but rely primarily on cash generated from operating activities and Phillips 66 Partners’ debt and equity financings. During the first three months of 2016, we generated $258 million in cash from operations. Available cash was primarily used for capital expenditures and investments ($750 million), repurchases of our common stock ($391 million) and dividend payments on our common stock ($296 million). During the first three months of 2016, cash and cash equivalents decreased by $1,351 million, to $1,723 million.

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

Significant Sources of Capital

Operating Activities
During the first three months of 2016, cash provided by operating activities was $258 million, compared with $1,352 million for the first three months of 2015. The decrease was primarily attributable to the timing of inventory builds within the quarters, as well as lower realized refining margins. These items were partially offset by a $590 million tax refund received in the first quarter of 2016, as discussed in more detail below, compared with a refund of approximately $200 million in the first quarter of 2015.

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

Our operating cash flows are also impacted by distribution decisions made by our equity affiliates, including DCP Midstream, CPChem and WRB. During the first three months of 2016, cash from operations included distributions of $167 million from our equity affiliates, compared with $119 million during the same period of 2015. We cannot control the amount of future dividends from equity affiliates; therefore, future dividend payments by these companies are not assured. We and our co-venturer in WRB each made a $75 million partner loan to WRB in the first quarter of 2016 to provide for WRB’s short-term operating needs.

Income Taxes
As part of our normal tax administrative process, we made scheduled U.S. federal income tax payments in 2015 using the Internal Revenue Service (IRS) safe harbor method for estimated 2015 taxable income. We determined that a portion of those payments was refundable as an overpayment of estimated tax, primarily due to U.S. tax legislation enacted late in the year, and we filed a refund claim with the IRS in the first quarter of 2016. The refund of $590 million was received in the first quarter of 2016 and benefited our cash from operations.

Contributions to Phillips 66 Partners LP
In March 2016, we contributed to Phillips 66 Partners a 25 percent interest in our wholly owned subsidiary, Phillips 66 Sweeny Frac LLC, which owns the Sweeny Fractionator One, an NGL fractionator located within our Sweeny Refinery complex in Old Ocean, Texas, and the Clemens Caverns, an NGL salt dome storage facility located near Brazoria, Texas. Total consideration for the transaction was $236 million, which consisted of Phillips 66 Partners’ issuance of common and general partner units to us, with an aggregate fair value of $24 million, and Phillips 66 Partners’ assumption of a $212 million note payable to us.

Credit Facilities and Commercial Paper
As of March 31, 2016, no amount had been drawn under our $5 billion credit facility; however, $51 million in letters of credit had been issued that were supported by this facility. As of March 31, 2016, no amount was outstanding under the $500 million revolving credit agreement of Phillips 66 Partners.

We have a $5 billion commercial paper program for short-term working capital needs. Commercial paper maturities are generally limited to 90 days. As of March 31, 2016, we had no borrowings under our commercial paper program.

Shelf Registration
We have a universal shelf registration statement on file with the U.S. Securities and Exchange Commission (SEC) under which we, as a well-known seasoned issuer, have the ability to issue and sell an indeterminate amount of various types of debt and equity securities.

Off-Balance Sheet Arrangements

In April 2012, in connection with our separation from ConocoPhillips, we entered into an agreement to guarantee 100 percent of certain outstanding debt obligations of Merey Sweeny, L.P. (MSLP). At March 31, 2016, the aggregate principal amount of MSLP debt guaranteed by us was $157 million.

For additional information about guarantees, see Note 10—Guarantees, in the Notes to Consolidated Financial Statements.

Capital Requirements

For information about our capital expenditures and investments, see the “Capital Spending” section.

Our debt balance at March 31, 2016, and December 31, 2015, was $8.8 billion and $8.9 billion, respectively. Our debt-to-capital ratio was 27 percent at both March 31, 2016, and December 31, 2015. Our target debt-to-capital ratio is between 20 and 30 percent.

On February 3, 2016, our Board of Directors declared a quarterly cash dividend of $0.56 per common share. The dividend was paid on March 1, 2016, to holders of record at the close of business on February 16, 2016. We are forecasting a double-digit percentage increase in our quarterly dividend rate in 2016.

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

Through March 31, 2016, approximately $551 million had been drawn to fund construction costs, of which approximately $498 million is recourse to us should certain events of default occur. The operating lease becomes effective after construction is substantially complete and we are able to occupy the facility. The operating lease has a term of five years and provides us the option, at the end of the lease term, to request to renew the lease, purchase the facility, or assist the financial institution in marketing it for resale. We expect the lease to commence in the second quarter of 2016.

On October 9, 2015, our Board of Directors increased our current share repurchase authorization by $2 billion resulting in a total authorization of $4 billion. Since July 2012, including this current authorization, our Board of Directors has authorized repurchases of our outstanding common stock totaling up to $9 billion. The share repurchases are expected to be funded primarily through available cash. The shares will be repurchased from time to time in the open market at our discretion, subject to market conditions and other factors, and in accordance with applicable regulatory requirements. We are not obligated to acquire any particular amount of common stock and may commence, suspend or discontinue purchases at any time or from time to time without prior notice. During the first quarter of 2016, we repurchased 4,899,204 shares at a cost of $391 million. Since the inception of our share repurchases in 2012 through March 31, 2016, we have repurchased a total of 97,402,496 shares at a cost of $6,787 million. Shares of stock repurchased are held as treasury shares.

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

Capital Spending

	Millions of Dollars
	Three Months Ended March 31
	2016	2015
Capital Expenditures and Investments
Midstream	$446	769
Chemicals	—	—
Refining	261	274
Marketing and Specialties	15	24
Corporate and Other	28	14
Total consolidated from continuing operations	$750	1,081

Selected Equity Affiliates*
DCP Midstream	$35	157
CPChem**	247	249
WRB	37	35
	$319	441
* Our share of capital spending.
** 2015 amount restated.

Midstream
During the first three months of 2016, DCP Midstream had a self-funded capital program, and thus had no new capital infusions from us or our co-venturer. During this period, on a 100 percent basis, DCP Midstream’s capital expenditures and investments were approximately $69 million, primarily for maintenance capital expenditures for existing assets and expansion capital expenditures including investments in the Sand Hills Pipeline and Panola Pipeline joint ventures. DCP Midstream continues to focus on disciplined capital spending in the current market downturn.

During the first three months of 2016, capital spending in our Midstream segment included construction activities related to our Freeport Liquid Petroleum Gas Export Terminal project, increasing expansion at our crude oil and petroleum products terminal located near Beaumont, Texas, and spending associated with return, reliability and maintenance projects in our Transportation and NGL businesses. In addition to the Freeport Liquid Petroleum Gas Export Terminal and Beaumont projects, our major construction activities in progress included the development by our joint ventures, Dakota Access LLC (DAPL) and Energy Transfer Crude Oil Company, LLC (ETCOP), of two crude oil pipelines. We own a 25 percent interest in each joint venture, with our co-venturer holding the remaining 75 percent interest and acting as operator of both the DAPL and ETCOP pipeline systems.

Chemicals
During the first three months of 2016, CPChem had a self-funded capital program, and thus required no new capital infusions from us or our co-venturer. During this period, on a 100 percent basis, CPChem’s capital expenditures and investments were $493 million, primarily for its U.S. Gulf Coast Petrochemicals Project. We currently expect CPChem to self-fund its capital program in 2016.

Refining
Capital spending for the Refining segment during the first three months of 2016 was primarily for air emission reduction projects to meet new environmental standards, refinery upgrade projects to increase accessibility of advantaged crudes and improve product yields, improvements to the operating integrity of key processing units and safety-related projects.

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

Marketing and Specialties
Capital spending for the M&S segment during the first three months of 2016 was primarily for reliability and maintenance projects and projects targeted at growing our international marketing business.

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

Environmental
We are subject to the same numerous international, federal, state and local environmental laws and regulations as other companies in our industry. For a discussion of the most significant of these environmental laws and regulations, including those with associated remediation obligations, see the “Environmental” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 56, 57, 58 and 59 of our 2015 Annual Report on Form 10-K.

We occasionally receive requests for information or notices of potential liability from the EPA and state environmental agencies alleging that we are a potentially responsible party under the Federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or an equivalent state statute. On occasion, we also have been made a party to cost recovery litigation by those agencies or by private parties. These requests, notices and lawsuits assert potential liability for remediation costs at various sites that typically are not owned by us, but allegedly contain wastes attributable to our past operations. As of December 31, 2015, we reported that we had been notified of potential liability under CERCLA and comparable state laws at 36 sites within the United States. During the first three months of 2016, we resolved one site, leaving 35 unresolved sites with potential liability at March 31, 2016.

At March 31, 2016, our total environmental accrual was $488 million, compared with $485 million at December 31, 2015. We expect to incur a substantial amount of these expenditures within the next 30 years. Notwithstanding any of the foregoing, and as with other companies engaged in similar businesses, environmental costs and liabilities are inherent concerns in our operations and products, and there can be no assurance that material costs and liabilities will not be incurred. However, we currently do not expect any material adverse effect on our results of operations or financial position as a result of compliance with current environmental laws and regulations.

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

For examples of legislation and regulation or precursors for possible regulation that do or could affect our operations, see the “Climate Change” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 59 and 60 of our 2015 Annual Report on Form 10-K.

NEW ACCOUNTING STANDARDS

In March 2016, the FASB issued ASU No. 2016-07, “Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting.” The new standard eliminates the requirement that an investor retroactively apply equity method accounting when an investment that it had accounted for by another method initially qualifies for the equity method. Public business entities should apply the guidance in ASU 2016-07 for annual periods beginning after December 15, 2016, including interim periods within those annual periods, with early adoption permitted. We are currently evaluating the provisions of ASU 2016-07 and assessing the impact on our financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” In the new standard, the FASB modified its determination of whether a contract is a lease rather than whether a lease is a capital or operating lease under the previous accounting principles generally accepted in the United States (GAAP). A contract represents a lease if a transfer of control occurs over an identified property, plant and equipment for a period of time in exchange for consideration. Control over the use of the identified asset includes the right to obtain substantially all of the economic benefits from the use of the asset and the right to direct its use. The FASB continued to maintain two classifications of leases - financing and operating - which are substantially similar to capital and operating leases in the previous lease guidance. Under the new standard, recognition of assets and liabilities arising from operating leases will require recognition on the balance sheet. The effect of all leases in the statement of comprehensive income and the statement of cash flows will be largely unchanged. Lessor accounting will also be largely unchanged. Additional disclosures will be required for financing and operating leases for both lessors and lessees. Public business entities should apply the guidance in ASU 2016-02 for annual periods beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted. We are currently evaluating the provisions of ASU 2016-02 and assessing its impact on our financial statements.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” to meet its objective of providing more decision-useful information about financial instruments. The majority of this ASU’s provisions amend only the presentation or disclosures of financial instruments; however, one provision will also affect net income. Equity investments carried under the cost method or lower of cost or fair value method of accounting, in accordance with current GAAP, will have to be carried at fair value upon adoption of ASU 2016-01, with changes in fair value recorded in net income. For equity investments that do not have readily determinable fair values, a company may elect to carry such investments at cost less impairments, if any, adjusted up or down for price changes in similar financial instruments issued by the investee, when and if observed. Public business entities should apply the guidance in ASU 2016-01 for annual periods beginning after December 15, 2017, and interim periods within those annual periods, with early adoption prohibited. We are currently evaluating the provisions of ASU 2016-01 and assessing the impact on our financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” The new standard converged guidance on recognizing revenues in contracts with customers under GAAP and International Financial Reporting Standards. This ASU is intended to improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date.” The amendment in this ASU defers the effective date of ASU 2014-09 for all entities for one year. Public business entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier adoption is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. Retrospective or modified retrospective application of the accounting standard is required. We are currently evaluating the provisions of ASU 2014-09 and assessing the impact on our financial statements. As part of our assessment work to-date, we have formed an implementation work team, completed training of the new ASU’s revenue recognition model and begun contract review and documentation.

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

•	Changes in tax, environmental and other laws and regulations (including alternative energy mandates) applicable to our business.

•	Limited access to capital or significantly higher cost of capital related to changes to our credit profile or illiquidity or uncertainty in the domestic or international financial markets.

•	The operation, financing and distribution decisions of our joint ventures.

•	Domestic and foreign supplies of crude oil and other feedstocks.

•	Domestic and foreign supplies of petrochemicals and refined products, such as gasoline, diesel, aviation fuel and home heating oil.

•	Governmental policies relating to exports of crude oil and natural gas.

•	Overcapacity or undercapacity in the midstream, chemicals and refining industries.

•	Fluctuations in consumer demand for refined products.

•	The factors generally described in Item 1A.—Risk Factors in our 2015 Annual Report on Form 10-K.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks at March 31, 2016, do not differ materially from the risks discussed under Item 7A in our 2015 Annual Report on Form 10-K.

Item 4.   CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. As of March 31, 2016, with the participation of management, our Chairman and Chief Executive Officer and our Executive Vice President, Finance and Chief Financial Officer carried out an evaluation, pursuant to Rule 13a-15(b) of the Act, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our Chairman and Chief Executive Officer and our Executive Vice President, Finance and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of March 31, 2016.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, in the quarterly period ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

The following is a description of reportable legal proceedings, including those involving governmental authorities under federal, state and local laws regulating the discharge of materials into the environment, for this reporting period. There were no new matters that arose during the first quarter of 2016. In addition, no material developments occurred with respect to matters previously reported in our 2015 Annual Report on Form 10-K. While it is not possible to accurately predict the final outcome of these pending proceedings, if any one or more of such proceedings were decided adversely to Phillips 66, we expect there would be no material effect on our consolidated financial position. Nevertheless, such proceedings are reported pursuant to the SEC regulations.

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

Item 1A.   RISK FACTORS

There have been no material changes from the risk factors disclosed in Item 1A of our 2015 Annual Report on
Form 10-K.

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

				Millions of Dollars
Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs**	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Jan 1-31, 2016	2,021,470	$78.33	2,021,470	$2,446
Feb 1-29, 2016	1,604,457	77.80	1,604,457	2,321
Mar 1-31, 2016	1,273,277	85.31	1,273,277	2,213
Total	4,899,204	$79.97	4,899,204
* Includes repurchase of shares of common stock from company employees in connection with the company’s broad-based employee incentive plans, when applicable.
** Our Board of Directors has authorized repurchases totaling up to $9 billion of our outstanding common stock. The current authorization was announced in
July 2014, in the amount of $2 billion, and increased to $4 billion as announced in October 2015. The authorization does not have an expiration date. The share repurchases are expected to be funded primarily through available cash. The shares under these authorizations will be repurchased from time to time in the open market at the company’s discretion, subject to market conditions and other factors, and in accordance with applicable regulatory requirements.
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

April 29, 2016