Form 10-Q
period 2016-06-30
Phillips 66
filed 2016-07-29
CIK 1534701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2016

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	001-35349
Phillips 66
(Exact name of registrant as specified in its charter)

Delaware	45-3779385
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2331 CityWest Blvd., Houston, Texas 77042
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

Large accelerated filer [X] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [    ]    No  [X]
The registrant had 522,849,327 shares of common stock, $.01 par value, outstanding as of June 30, 2016.

PHILLIPS 66

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Consolidated Statement of Income	Phillips 66

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Revenues and Other Income
Sales and other operating revenues*	$21,849	28,512	39,258	51,290
Equity in earnings of affiliates	435	407	768	863
Net gain on dispositions	6	139	6	261
Other income	17	19	35	89
Total Revenues and Other Income	22,307	29,077	40,067	52,503

Costs and Expenses
Purchased crude oil and products	16,198	22,253	28,128	38,948
Operating expenses	994	1,043	2,017	2,137
Selling, general and administrative expenses	421	406	807	800
Depreciation and amortization	290	274	570	527
Impairments	2	2	2	2
Taxes other than income taxes*	3,594	3,549	7,055	7,011
Accretion on discounted liabilities	5	6	10	11
Interest and debt expense	83	79	169	165
Foreign currency transaction (gains) losses	—	—	(7)	49
Total Costs and Expenses	21,587	27,612	38,751	49,650
Income before income taxes	720	1,465	1,316	2,853
Provision for income taxes	204	440	402	831
Net Income	516	1,025	914	2,022
Less: net income attributable to noncontrolling interests	20	13	33	23
Net Income Attributable to Phillips 66	$496	1,012	881	1,999

Net Income Attributable to Phillips 66 Per Share of Common Stock (dollars)
Basic	$0.94	1.85	1.66	3.65
Diluted	0.93	1.84	1.65	3.63

Dividends Paid Per Share of Common Stock (dollars)	$0.63	0.56	1.19	1.06

Average Common Shares Outstanding (in thousands)
Basic	528,247	544,617	529,993	546,398
Diluted	531,060	548,926	532,815	550,985
* Includes excise taxes on petroleum products sales:	$3,508	3,463	6,868	6,825
See Notes to Consolidated Financial Statements.

Consolidated Statement of Comprehensive Income	Phillips 66

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015

Net Income	$516	1,025	914	2,022
Other comprehensive income (loss)
Defined benefit plans
Actuarial gain:
Amortization to net income of net actuarial loss and settlements	24	19	47	49
Plans sponsored by equity affiliates	3	5	9	10
Income taxes on defined benefit plans	(9)	(10)	(20)	(20)
Defined benefit plans, net of tax	18	14	36	39
Foreign currency translation adjustments	(107)	212	(122)	15
Income taxes on foreign currency translation adjustments	(1)	(1)	(3)	8
Foreign currency translation adjustments, net of tax	(108)	211	(125)	23
Cash flow hedges	(8)	—	(16)	—
Income taxes on hedging activities	3	—	6	—
Hedging activities, net of tax	(5)	—	(10)	—
Other Comprehensive Income (Loss), Net of Tax	(95)	225	(99)	62
Comprehensive Income	421	1,250	815	2,084
Less: comprehensive income attributable to noncontrolling interests	20	13	33	23
Comprehensive Income Attributable to Phillips 66	$401	1,237	782	2,061
See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet	Phillips 66

	Millions of Dollars
	June 30 2016	December 31 2015
Assets
Cash and cash equivalents	$2,232	3,074
Accounts and notes receivable (net of allowances of $41 million in 2016 and $55 million in 2015)	4,610	4,411
Accounts and notes receivable—related parties	987	762
Inventories	3,993	3,477
Prepaid expenses and other current assets	821	532
Total Current Assets	12,643	12,256
Investments and long-term receivables	12,936	12,143
Net properties, plants and equipment	20,247	19,721
Goodwill	3,275	3,275
Intangibles	896	906
Other assets	364	279
Total Assets	$50,361	48,580

Liabilities
Accounts payable	$6,319	5,155
Accounts payable—related parties	765	500
Short-term debt	1,532	44
Accrued income and other taxes	912	878
Employee benefit obligations	385	576
Other accruals	487	378
Total Current Liabilities	10,400	7,531
Long-term debt	7,330	8,843
Asset retirement obligations and accrued environmental costs	672	665
Deferred income taxes	6,233	6,041
Employee benefit obligations	1,343	1,285
Other liabilities and deferred credits	317	277
Total Liabilities	26,295	24,642

Equity
Common stock (2,500,000,000 shares authorized at $.01 par value) Issued (2016—640,607,106 shares; 2015—639,336,287 shares)
Par value	6	6
Capital in excess of par	19,370	19,145
Treasury stock (at cost: 2016—117,757,779 shares; 2015—109,925,907 shares)	(8,379)	(7,746)
Retained earnings	12,597	12,348
Accumulated other comprehensive loss	(752)	(653)
Total Stockholders’ Equity	22,842	23,100
Noncontrolling interests	1,224	838
Total Equity	24,066	23,938
Total Liabilities and Equity	$50,361	48,580
See Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows	Phillips 66

	Millions of Dollars
	Six Months Ended June 30
	2016	2015
Cash Flows From Operating Activities
Net income	$914	2,022
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	570	527
Impairments	2	2
Accretion on discounted liabilities	10	11
Deferred taxes	191	(81)
Undistributed equity earnings	(515)	325
Net gain on dispositions	(6)	(261)
Other	116	94
Working capital adjustments
Decrease (increase) in accounts and notes receivable	(386)	918
Decrease (increase) in inventories	(536)	(747)
Decrease (increase) in prepaid expenses and other current assets	(504)	60
Increase (decrease) in accounts payable	1,512	394
Increase (decrease) in taxes and other accruals	45	(485)
Net Cash Provided by Operating Activities	1,413	2,779

Cash Flows From Investing Activities
Capital expenditures and investments	(1,370)	(2,294)
Proceeds from asset dispositions*	15	(5)
Advances/loans—related parties	(182)	(50)
Collection of advances/loans—related parties	—	50
Other	(75)	47
Net Cash Used in Investing Activities	(1,612)	(2,252)

Cash Flows From Financing Activities
Issuance of debt	150	1,169
Repayment of debt	(166)	(904)
Issuance of common stock	(29)	(25)
Repurchase of common stock	(633)	(733)
Dividends paid on common stock	(625)	(574)
Distributions to noncontrolling interests	(28)	(20)
Net proceeds from issuance of Phillips 66 Partners LP common units	669	384
Other	11	2
Net Cash Used in Financing Activities	(651)	(701)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	8	56

Net Change in Cash and Cash Equivalents	(842)	(118)
Cash and cash equivalents at beginning of period	3,074	5,207
Cash and Cash Equivalents at End of Period	$2,232	5,089
* Includes return of investments in equity affiliates and working capital true-ups on dispositions.
See Notes to Consolidated Financial Statements.

Consolidated Statement of Changes in Equity	Phillips 66

	Millions of Dollars
	Attributable to Phillips 66
	Common Stock
	Par Value	Capital in Excess of Par	Treasury Stock	Retained Earnings	Accum. Other Comprehensive Income (Loss)	Noncontrolling Interests	Total

December 31, 2014	$6	19,040	(6,234)	9,309	(531)	447	22,037
Net income	—	—	—	1,999	—	23	2,022
Other comprehensive income	—	—	—	—	62	—	62
Cash dividends paid on common stock	—	—	—	(574)	—	—	(574)
Repurchase of common stock	—	—	(733)	—	—	—	(733)
Benefit plan activity	—	53	—	(8)	—	—	45
Issuance of Phillips 66 Partners LP common units	—	—	—	—	—	384	384
Distributions to noncontrolling interests and other	—	—	—	—	—	(20)	(20)
June 30, 2015	$6	19,093	(6,967)	10,726	(469)	834	23,223

December 31, 2015	$6	19,145	(7,746)	12,348	(653)	838	23,938
Net income	—	—	—	881	—	33	914
Other comprehensive loss	—	—	—	—	(99)	—	(99)
Cash dividends paid on common stock	—	—	—	(625)	—	—	(625)
Repurchase of common stock	—	—	(633)	—	—	—	(633)
Benefit plan activity	—	44	—	(7)	—	—	37
Issuance of Phillips 66 Partners LP common units	—	181	—	—	—	381	562
Distributions to noncontrolling interests and other	—	—	—	—	—	(28)	(28)
June 30, 2016	$6	19,370	(8,379)	12,597	(752)	1,224	24,066

	Shares in Thousands
	Common Stock Issued	Treasury Stock
December 31, 2014	637,032	90,650
Repurchase of common stock	—	9,839
Shares issued—share-based compensation	1,116	—
June 30, 2015	638,148	100,489

December 31, 2015	639,336	109,926
Repurchase of common stock	—	7,832
Shares issued—share-based compensation	1,271	—
June 30, 2016	640,607	117,758
See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements	Phillips 66

Note 1—Interim Financial Information

The interim financial information presented in the financial statements included in this report is unaudited and includes all known accruals and adjustments necessary, in the opinion of management, for a fair presentation of the consolidated financial position of Phillips 66 and its results of operations and cash flows for the periods presented. Unless otherwise specified, all such adjustments are of a normal and recurring nature. Certain notes and other information have been condensed or omitted from the interim financial statements included in this report. Therefore, these interim financial statements should be read in conjunction with the consolidated financial statements and notes included in our 2015 Annual Report on Form 10-K. The results of operations for the three and six months ended June 30, 2016, are not necessarily indicative of the results to be expected for the full year.

Note 2—Changes in Accounting Principles

Effective January 1, 2016, we early adopted the Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.” The new update simplified the presentation of deferred income taxes and required deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The classification was made at the taxpaying component level of an entity, after reflecting any offset of deferred tax liabilities, deferred tax assets and any related valuation allowances. We applied this ASU prospectively to all deferred tax liabilities and assets.

In June 2014, the FASB issued ASU 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities (VIE) Guidance in Topic 810, Consolidation.” The new update removes the definition of a development stage entity from the Master Glossary of the Accounting Standard Codification (ASC) and the related financial reporting requirements specific to development stage entities. This ASU is intended to reduce cost and complexity of financial reporting for entities that have not commenced planned principal operations. For financial reporting requirements other than the VIE guidance in ASC Topic 810, “Consolidation,” ASU 2014-10 was effective for annual and quarterly reporting periods of public entities beginning after December 15, 2014. For the financial reporting requirements related to VIEs in ASC Topic 810, “Consolidation,” ASU 2014-10 was effective for annual and quarterly reporting periods of public entities beginning after December 15, 2015. We adopted the provisions of this ASU related to the financial reporting requirements other than the VIE guidance effective January 1, 2015. We adopted the remaining provisions effective January 1, 2016, and updated our disclosures about the risks and uncertainties related to our joint venture entities that have not commenced their principal operations.

Note 3—Variable Interest Entities

In 2013, we formed Phillips 66 Partners LP, a master limited partnership, to own, operate, develop and acquire primarily fee-based crude oil, refined petroleum product and natural gas liquids (NGL) pipelines and terminals, as well as other transportation and midstream assets. We consolidate Phillips 66 Partners as we determined that Phillips 66 Partners is a VIE and we are the primary beneficiary. As general partner of Phillips 66 Partners, we have the ability to control its financial interests, as well as the ability to direct the activities that most significantly impact its economic performance. See Note 19—Phillips 66 Partners LP, for additional information.

We hold variable interests in VIEs that have not been consolidated because we are not considered the primary beneficiary. Information on our significant non-consolidated VIEs follows.

Merey Sweeny, L.P. (MSLP) is a limited partnership that owns a delayed coker and related facilities at the Sweeny Refinery. As discussed more fully in Note 6—Investments, Loans and Long-Term Receivables, in August 2009, a call right was exercised to acquire the 50 percent ownership interest in MSLP of the co-venturer, Petróleos de Venezuela S.A. (PDVSA). That exercise was challenged, and the dispute has been arbitrated. Until all legal challenges are resolved, we will continue to use the equity method of accounting for MSLP, and the VIE analysis below is based on the ownership and governance structure in place prior to the exercise of the call right. MSLP is a VIE because, in securing lender consents in connection with our separation from ConocoPhillips in 2012 (the Separation), we provided a 100 percent debt guarantee to the lender of MSLP’s 8.85% senior notes (MSLP Senior Notes). PDVSA did not participate in the debt guarantee. In our VIE assessment, this disproportionate debt guarantee, plus other liquidity support provided jointly by us and PDVSA independently of equity ownership, results in MSLP not being exposed to all potential losses. We have determined we are not the primary beneficiary while our call exercise award is subject to being vacated, because under the partnership agreement, the co-venturers jointly direct the activities of MSLP that most significantly impact economic performance. At June 30, 2016, our maximum exposure to loss was the outstanding principal balance of the MSLP Senior Notes of $140 million and our investment in MSLP of $179 million.

We have a 25 percent ownership interest in Dakota Access, LLC (DAPL) and Energy Transfer Crude Oil Company, LLC (ETCOP), whose planned principal operations have not commenced. Until the planned principal operations have commenced, these entities do not have sufficient equity at risk to fully fund the construction of all assets required for principal operations, and thus represent VIEs. We have determined we are not the primary beneficiary because we and our co-venturer jointly direct the activities of DAPL and ETCOP that most significantly impact economic performance. We use the equity method of accounting for these investments. At June 30, 2016, our maximum exposure to loss represented the aggregate book value of our equity investments of $520 million and our loans of $107 million.

Note 4—Inventories

Inventories consisted of the following:

	Millions of Dollars
	June 30 2016	December 31 2015

Crude oil and petroleum products	$3,725	3,214
Materials and supplies	268	263
	$3,993	3,477

Inventories valued on the last-in, first-out (LIFO) basis totaled $3,600 million and $3,085 million at June 30, 2016, and December 31, 2015, respectively. The estimated excess of current replacement cost over LIFO cost of inventories amounted to approximately $3.0 billion and $1.3 billion at June 30, 2016, and December 31, 2015, respectively.

Certain planned year-to-date reductions in inventory caused liquidations of LIFO inventory values that are not expected to be replaced by the end of the year. These liquidations decreased net income by approximately $15 million and $58 million during the three- and six-month periods ending June 30, 2016, and $1 million and $37 million for the comparable periods of 2015.

Note 5—Assets Held for Sale or Sold

In July 2013, we completed the sale of the Immingham Combined Heat and Power Plant (ICHP), which was included in our Marketing and Specialties (M&S) segment. A gain on this disposal was deferred at the time of sale due to an indemnity provided to the buyer. We recognized the deferred gain in earnings as our exposure under the indemnity declined, beginning in the third quarter of 2014 and ending in the second quarter of 2015 when the indemnity expired. We recognized $132 million and $242 million of the deferred gain in the three-month and six-month periods ended June 30, 2015, respectively, and these amounts are included in the “Net gain on dispositions” line of our consolidated statement of income.

Note 6—Investments, Loans and Long-Term Receivables

Equity Investments
Summarized 100 percent financial information for WRB Refining LP (WRB) and Chevron Phillips Chemical Company LLC (CPChem) was as follows:

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015

Revenues	$4,778	5,920	8,468	10,826
Income before income taxes	598	1,038	944	1,730
Net income	575	1,024	904	1,696

Dakota Access, LLC/Energy Transfer Crude Oil Company, LLC
DAPL and ETCOP are two 25 percent owned joint ventures with Energy Transfer Equity L.P. and Energy Transfer Partners L.P.  In May 2016, we and our co-venturer executed agreements to loan DAPL up to $2,256 million and ETCOP up to $227 million through 2018. As of June 30, 2016, DAPL and ETCOP have borrowed $382 million and $46 million, respectively. Our 25 percent share of those loans was $95 million and $12 million, respectively. At June 30, 2016, the book values of our investments in DAPL and ETCOP were $391 million and $129 million, respectively.

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

Note 7—Properties, Plants and Equipment

Our investment in properties, plants and equipment (PP&E), with the associated accumulated depreciation and amortization (Accum. D&A), was:

	Millions of Dollars
	June 30, 2016			December 31, 2015
	Gross PP&E	Accum. D&A	Net PP&E	Gross PP&E	Accum. D&A	Net PP&E

Midstream	$7,651	1,477	6,174	6,978	1,293	5,685
Chemicals	—	—	—	—	—	—
Refining	21,075	8,256	12,819	20,850	8,046	12,804
Marketing and Specialties	1,455	788	667	1,422	746	676
Corporate and Other	1,129	542	587	1,060	504	556
	$31,310	11,063	20,247	30,310	10,589	19,721

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

	Three Months Ended June 30				Six Months Ended June 30
	2016		2015		2016		2015
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Amounts attributed to Phillips 66 Common Stockholders (millions):
Net income attributable to Phillips 66	$496	496	1,012	1,012	881	881	1,999	1,999
Income allocated to participating securities	(2)	(1)	(2)	—	(3)	(3)	(3)	—
Net Income available to common stockholders	$494	495	1,010	1,012	878	878	1,996	1,999

Weighted-average common shares outstanding (thousands):	524,080	528,247	539,848	544,617	525,654	529,993	541,649	546,398
Effect of stock-based compensation	4,167	2,813	4,769	4,309	4,339	2,822	4,749	4,587
Weighted-average common shares outstanding—EPS	528,247	531,060	544,617	548,926	529,993	532,815	546,398	550,985

Earnings Per Share of Common Stock (dollars)	$0.94	0.93	1.85	1.84	1.66	1.65	3.65	3.63

Note 9—Debt

At both June 30, 2016, and December 31, 2015, we had no direct outstanding borrowings under our $5 billion revolving credit agreement, while $51 million in letters of credit had been issued that were supported by it. At June 30, 2016, $40 million was outstanding under the $500 million revolving credit agreement of Phillips 66 Partners, compared with no borrowings outstanding under the facility at December 31, 2015. Accordingly, as of June 30, 2016, an aggregate $5.4 billion of total capacity was available under these facilities.

During the second quarter of 2016, we reclassified $1.5 billion of 2.95% Senior Notes due 2017 from long-term debt to short-term debt on our consolidated balance sheet, due to the maturity of the notes within the next twelve months.

Note 10—Guarantees

At June 30, 2016, we were liable for certain contingent obligations under various contractual arrangements as described below. We recognize a liability, at inception, for the fair value of our obligation as a guarantor for newly issued or modified guarantees. Unless the carrying amount of the liability is noted below, we have not recognized a liability either because the guarantees were issued prior to December 31, 2002, or because the fair value of the obligation is immaterial. In addition, unless otherwise stated, we are not currently performing with any significance under the guarantee and expect future performance to be either immaterial or have only a remote chance of occurrence.

Guarantees of Joint Venture Debt
In 2012, in connection with the Separation, we issued a guarantee for 100 percent of the MSLP Senior Notes issued in July 1999. At June 30, 2016, the maximum potential amount of future payments to third parties under the guarantee was estimated to be $140 million, which could become payable if MSLP fails to meet its obligations under the senior notes agreement. The MSLP Senior Notes mature in 2019.

Other Guarantees
In June 2016, the operating lease commenced on our new headquarters facility in Houston, Texas, after construction was deemed substantially complete. Under this lease agreement, we have a residual value guarantee with a maximum future exposure of $554 million. The operating lease has a term of five years and provides us the option, at the end of the lease term, to request to renew the lease, purchase the facility, or assist the lessor in marketing it for resale.

We have residual value guarantees associated with railcar and airplane leases with maximum future exposures totaling $376 million. We have other guarantees with maximum future exposures totaling $112 million, which consist primarily of guarantees to fund the short-term cash liquidity deficits of certain joint ventures and guarantees of the lease payment obligations of a joint venture. These guarantees generally extend up to eight years or the life of the venture.

Indemnifications
Over the years, we have entered into various agreements to sell ownership interests in certain corporations, joint ventures and assets that gave rise to qualifying indemnifications. Agreements associated with these sales include indemnifications for taxes, litigation, environmental liabilities, permits and licenses, and employee claims; and real estate indemnity against tenant defaults. The provisions of these indemnifications vary greatly. The majority of these indemnifications are related to environmental issues with generally indefinite terms, and the maximum amount of future payments is generally unlimited. The carrying amount recorded for indemnifications at June 30, 2016, was $193 million.

We amortize the indemnification liability over the relevant time period, if one exists, based on the facts and circumstances surrounding each type of indemnity. In cases where the indemnification term is indefinite, we will reverse the liability when we have information the liability is essentially relieved or amortize the liability over an appropriate time period as the fair value of our indemnification exposure declines. Although it is reasonably possible future payments may exceed amounts recorded, due to the nature of the indemnifications, it is not possible to make a reasonable estimate of the maximum potential amount of future payments. Included in the recorded carrying amount were $98 million of environmental accruals for known contamination that were primarily included in “Asset retirement obligations and accrued environmental costs” at June 30, 2016. For additional information about environmental liabilities, see Note 11—Contingencies and Commitments.

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

Environmental
We are subject to international, federal, state and local environmental laws and regulations. When we prepare our consolidated financial statements, we record accruals for environmental liabilities based on management’s best estimates, using all information available at the time. We measure estimates and base contingent liabilities on currently available facts, existing technology, and presently enacted laws and regulations, taking into account stakeholder and business considerations. When measuring contingent environmental liabilities, we also consider our prior experience in remediation of contaminated sites, other companies’ cleanup experience, and data released by the U.S. Environmental Protection Agency (EPA) or other organizations. We consider unasserted claims in our determination of environmental liabilities, and we accrue them in the period they are both probable and reasonably estimable.

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

We are currently participating in environmental assessments and cleanups at numerous federal Superfund and comparable state sites. After an assessment of environmental exposures for cleanup and other costs, we make accruals on an undiscounted basis (except those pertaining to sites acquired in a purchase business combination, which we record on a discounted basis) for planned investigation and remediation activities for sites where it is probable future costs will be incurred and these costs can be reasonably estimated. At June 30, 2016, our total environmental accrual was $486 million, compared with $485 million at December 31, 2015. We expect to incur a substantial amount of these expenditures within the next 30 years. We have not reduced these accruals for possible insurance recoveries. In the future, we may be involved in additional environmental assessments, cleanups and proceedings.

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

At June 30, 2016, we had performance obligations secured by letters of credit and bank guarantees of $481 million (of which $51 million was issued under the provisions of our revolving credit facility, and the remainder was issued as direct bank letters of credit and bank guarantees) related to various purchase and other commitments incident to the ordinary conduct of business.

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

	Millions of Dollars
	June 30 2016	December 31 2015
Assets
Prepaid expenses and other current assets	$612	2,607
Other assets	20	5
Liabilities
Other accruals	637	2,425
Other liabilities and deferred credits	17	5
Hedge accounting has not been used for any item in the table.

The recognized gains (losses) incurred from commodity derivatives, and the line items where they appear on our consolidated statement of income, were:

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015

Sales and other operating revenues	$(182)	(143)	(268)	(174)
Other income	7	4	16	47
Purchased crude oil and products	(89)	(71)	(125)	(51)
Hedge accounting has not been used for any item in the table.

The following table summarizes our material net exposures resulting from outstanding commodity derivative contracts. These financial and physical derivative contracts are primarily used to manage price exposure on our underlying operations. The underlying exposures may be from non-derivative positions such as inventory volumes. Financial derivative contracts may also offset physical derivative contracts, such as forward sales contracts. The percentage of our derivative contract volumes expiring within the next 12 months was approximately 99 percent at both June 30, 2016 and December 31, 2015.

	Open Position Long/(Short)
	June 30 2016	December 31 2015
Commodity
Crude oil, refined products and NGL (millions of barrels)	(35)	(17)

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

The aggregate fair values of all derivative instruments with such credit-risk-related contingent features that were in a liability position were not material at June 30, 2016, or December 31, 2015.

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

We classify the fair value of an asset or liability based on the lowest level of input significant to its measurement; however, the fair value of an asset or liability initially reported as Level 3 will be subsequently reported as Level 2 if the unobservable inputs become inconsequential to its measurement or corroborating market data becomes available. Conversely, an asset or liability initially reported as Level 2 will be subsequently reported as Level 3 if corroborating market data becomes unavailable. For the six-month period ended June 30, 2016, derivative assets with an aggregate value of $151 million and derivative liabilities with an aggregate value of $117 million were transferred into Level 1 from Level 2, as measured from the beginning of the reporting period. The measurements were reclassified within the fair value hierarchy due to the availability of unadjusted quoted prices from an active market.

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

The carrying values and fair values by hierarchy of our material financial instruments and commodity forward contracts, either carried or disclosed at fair value, including any effects of netting derivative assets with liabilities and netting collateral due to right of setoff or master netting agreements, were:

	Millions of Dollars
	June 30, 2016
	Fair Value Hierarchy			Total Fair Value of Gross Assets & Liabilities	Effect of Counterparty Netting	Effect of Collateral Netting	Difference in Carrying Value and Fair Value	Net Carrying Value Presented on the Balance Sheet	Cash Collateral Received or Paid, Not Offset on Balance Sheet
	Level 1	Level 2	Level 3
Commodity Derivative Assets
Exchange-cleared instruments	$258	316	—	574	(568)	—	—	6	—
OTC instruments	—	7	—	7	(2)	—	—	5	—
Physical forward contracts*	—	50	1	51	—	—	—	51	—
Rabbi trust assets	94	—	—	94	N/A	N/A	—	94	N/A
	$352	373	1	726	(570)	—	—	156

Commodity Derivative Liabilities
Exchange-cleared instruments	$277	359	—	636	(568)	(68)	—	—	—
OTC instruments	—	4	—	4	(2)	—	—	2	—
Physical forward contracts*	—	13	1	14	—	—	—	14	—
Interest-rate derivatives	—	16	—	16	—	—	—	16	—
Floating-rate debt	90	—	—	90	N/A	N/A	—	90	N/A
Fixed-rate debt, excluding capital leases**	—	9,493	—	9,493	N/A	N/A	(909)	8,584	N/A
	$367	9,885	1	10,253	(570)	(68)	(909)	8,706
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

Note 14—Employee Benefit Plans

Pension and Postretirement Plans
The components of net periodic benefit cost for the three and six months ended June 30, 2016 and 2015, were as follows:

	Millions of Dollars
	Pension Benefits				Other Benefits
	2016		2015		2016	2015
	U.S.	Int’l.	U.S.	Int’l.
Components of Net Periodic Benefit Cost
Three Months Ended June 30
Service cost	$32	9	31	10	2	2
Interest cost	29	8	27	7	2	2
Expected return on plan assets	(32)	(10)	(35)	(9)	—	—
Amortization of prior service cost (credit)	—	(1)	1	(1)	(1)	(1)
Recognized net actuarial loss (gain)	18	3	18	4	—	(1)
Settlements	—	—	—	—	—	—
Net periodic benefit cost	$47	9	42	11	3	2

Six Months Ended June 30
Service cost	$64	18	62	20	4	4
Interest cost	58	15	54	14	4	4
Expected return on plan assets	(64)	(20)	(70)	(19)	—	—
Amortization of prior service cost (credit)	1	(1)	2	(1)	(1)	(1)
Recognized net actuarial loss (gain)	36	7	37	8	—	(1)
Settlements	3	—	1	—	—	—
Net periodic benefit cost	$98	19	86	22	7	6

During the first half of 2016, we contributed $11 million to our U.S. benefit plans and $22 million to our international benefit plans. We currently expect to make additional contributions of approximately $325 million to our U.S. benefit plans and $20 million to our international benefit plans during the remainder of 2016. The majority of the additional contributions is discretionary and intended to improve the funded status of our U.S. pension plans.

Note 15—Accumulated Other Comprehensive Income (Loss)

The following table depicts changes in accumulated other comprehensive income (loss) by component, as well as detail on reclassifications out of accumulated other comprehensive income (loss):

	Millions of Dollars
	Defined Benefit Plans	Foreign Currency Translation	Hedging	Accumulated Other Comprehensive Income (Loss)

December 31, 2014	$(696)	167	(2)	(531)
Other comprehensive income before reclassifications	6	23	—	29
Amounts reclassified from accumulated other comprehensive income (loss)*
Amortization of defined benefit plan items**
Actuarial losses and settlements	33	—	—	33
Net current period other comprehensive income	39	23	—	62
June 30, 2015	$(657)	190	(2)	(469)

December 31, 2015	$(662)	11	(2)	(653)
Other comprehensive income (loss) before reclassifications	6	(125)	(10)	(129)
Amounts reclassified from accumulated other comprehensive income (loss)*
Amortization of defined benefit plan items**
Actuarial losses and settlements	30	—	—	30
Net current period other comprehensive income (loss)	36	(125)	(10)	(99)
June 30, 2016	$(626)	(114)	(12)	(752)
* There were no significant reclassifications related to foreign currency translation or hedging.
** These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit cost (see Note 14—Employee Benefit Plans, for additional information).

Note 16—Related Party Transactions

Significant transactions with related parties were:

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015

Operating revenues and other income (a)	$549	674	956	1,291
Purchases (b)	2,148	2,406	3,651	4,354
Operating expenses and selling, general and administrative expenses (c)	28	31	61	62
Interest expense (d)	2	1	3	3

(a)
We sold NGL and other petrochemical feedstocks, along with solvents, to CPChem, and we sold gas oil and hydrogen feedstocks to Excel Paralubes. We sold certain feedstocks and intermediate products to WRB and also acted as agent for WRB in supplying crude oil and other feedstocks for a fee. We also sold refined products to our OnCue Holdings, LLC joint venture. In addition, we charged several of our affiliates, including CPChem, for the use of common facilities, such as steam generators, waste and water treaters, and warehouse facilities.

(b)
We purchased crude oil and refined products from WRB. We also acted as agent for WRB in distributing asphalt and solvents. We purchased natural gas and NGL from DCP Midstream, LLC (DCP Midstream) and CPChem, as well as other feedstocks from various affiliates, for use in our refinery and fractionation processes. We paid NGL fractionation fees to CPChem. We also paid fees to various pipeline equity companies for transporting finished refined products and NGL. We purchased base oils and fuel products from Excel for use in our refining and specialty businesses.

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

Analysis of Results by Operating Segment

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Sales and Other Operating Revenues
Midstream
Total sales	$919	913	1,850	1,882
Intersegment eliminations	(278)	(243)	(570)	(497)
Total Midstream	641	670	1,280	1,385
Chemicals	1	1	2	3
Refining
Total sales	13,539	18,955	23,777	33,226
Intersegment eliminations	(9,246)	(11,920)	(15,805)	(20,676)
Total Refining	4,293	7,035	7,972	12,550
Marketing and Specialties
Total sales	17,180	21,343	30,528	38,091
Intersegment eliminations	(274)	(549)	(540)	(760)
Total Marketing and Specialties	16,906	20,794	29,988	37,331
Corporate and Other	8	12	16	21
Consolidated sales and other operating revenues	$21,849	28,512	39,258	51,290

Net Income (Loss) Attributable to Phillips 66
Midstream	$39	(78)	104	(11)
Chemicals	190	295	346	498
Refining	149	604	235	1,142
Marketing and Specialties	229	314	434	618
Corporate and Other	(111)	(123)	(238)	(248)
Consolidated net income attributable to Phillips 66	$496	1,012	881	1,999

	Millions of Dollars
	June 30 2016	December 31 2015
Total Assets
Midstream	$11,896	11,043
Chemicals	5,644	5,237
Refining	23,214	21,993
Marketing and Specialties	6,397	5,631
Corporate and Other	3,210	4,676
Consolidated total assets	$50,361	48,580

Note 18—Income Taxes

Our effective tax rates for the second quarter and the first six months of 2016 were 28 percent and 31 percent, respectively, compared with 30 percent and 29 percent for the corresponding periods of 2015.

The effective tax rate varies from the federal statutory tax rate of 35 percent primarily as a result of state tax expense, partially offset by the manufacturing deduction and foreign operations.

The decrease in the effective tax rate for the second quarter of 2016, compared with the second quarter of 2015, was primarily attributable to a favorable tax ruling in the United Kingdom and the relative impact of foreign earnings that are subject to a lower tax rate, partially offset by a decrease in the manufacturing deduction and recognition of a nontaxable gain in 2015 associated with the sale of ICHP.

The increase in the effective tax rate for the first six months of 2016, compared with the first six months of 2015, was primarily attributable to a decrease in the manufacturing deduction in the first six months of 2016 and recognition of a nontaxable gain in 2015 associated with the sale of ICHP, partially offset by the relative impact of foreign earnings that are subject to a lower tax rate. For additional information on the nontaxable gain, see Note 5—Assets Held for Sale or Sold.

Note 19—Phillips 66 Partners LP

In 2013, we formed Phillips 66 Partners, a master limited partnership, to own, operate, develop and acquire primarily fee-based crude oil, refined petroleum product and NGL pipelines and terminals, as well as other transportation and midstream assets.

In March 2016, we contributed to Phillips 66 Partners a 25 percent interest in our then wholly owned subsidiary, Phillips 66 Sweeny Frac LLC, which owns the Sweeny Fractionator One, an NGL fractionator located within our Sweeny Refinery complex in Old Ocean, Texas, and the Clemens Caverns, an NGL salt dome storage facility located near Brazoria, Texas. Total consideration for the transaction was $236 million, which consisted of Phillips 66 Partners’ assumption of a $212 million note payable to us and the issuance of common units and general partner units to us with an aggregate fair value of $24 million.

In May 2016, we contributed to Phillips 66 Partners the remaining 75 percent interest in Phillips 66 Sweeny Frac LLC and a 100 percent interest in our wholly owned subsidiary, Phillips 66 Plymouth LLC, which owns the Standish Pipeline, a refined petroleum product pipeline system extending from the Ponca City Refinery in Ponca City, Oklahoma, and terminating at the North Wichita Terminal in Wichita, Kansas. Total consideration for the transaction was $775 million, consisting of Phillips 66 Partners’ assumption of $675 million of notes payable to us and the issuance of common units and general units to us with an aggregate fair value of $100 million.

On May 10, 2016, Phillips 66 Partners completed a public offering of 12,650,000 common units representing limited partner interests, at a public offering price of $52.40 per unit. The net proceeds at closing were $656 million. Phillips 66 Partners used these net proceeds to repay a portion of the assumed notes discussed above.

In June 2016, Phillips 66 Partners began issuing common units under a continuous offering program, which allows for the issuance of up to an aggregate of $250 million of Phillips 66 Partners’ common units, in amounts, at prices and on terms to be determined by market conditions and other factors at the time of the offerings. We refer to this as an at-the-market, or ATM, program. During the three months ended June 30, 2016, on a settlement-date basis, Phillips 66 Partners issued an aggregate of 262,858 common units under the ATM program, generating net proceeds of approximately $14 million.

At June 30, 2016, we owned a 61 percent limited partner interest and a 2 percent general partner interest in Phillips 66 Partners, while the public owned a 37 percent limited partner interest. We consolidate Phillips 66 Partners because we control the partnership through our general partner interest (see Note 3—Variable Interest Entities, for additional information). The public’s ownership interest in Phillips 66 Partners is reflected as a noncontrolling interest in our financial statements. The most significant assets of Phillips 66 Partners that are available to settle only its obligations at June 30, 2016, were equity investments of $1,008 million and net PP&E of $1,673 million.

Note 20—New Accounting Standards

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The new standard amends the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in the more timely recognition of losses. Public business entities should apply the guidance in ASU 2016-13 for annual periods beginning after December 15, 2019, including interim periods within those annual periods. Early adoption will be permitted for annual periods beginning after December 15, 2018. We are currently evaluating the provisions of ASU 2016-13 and assessing the impact on our financial statements.

In March 2016, the FASB issued ASU No. 2016-07, “Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting.” The new standard eliminates the requirement that an investor retroactively apply equity method accounting when an investment that it had accounted for by another method initially qualifies for the equity method. Public business entities should apply the guidance in ASU 2016-07 for annual periods beginning after December 15, 2016, including interim periods within those annual periods, with early adoption permitted. We are currently evaluating the provisions of ASU 2016-07, but do not expect any significant impact on our financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” In the new standard, the FASB modified its determination of whether a contract is a lease rather than whether a lease is a capital or operating lease under the previous accounting principles generally accepted in the United States (GAAP). A contract represents a lease if a transfer of control occurs over an identified property, plant and equipment for a period of time in exchange for consideration. Control over the use of the identified asset includes the right to obtain substantially all of the economic benefits from the use of the asset and the right to direct its use. The FASB continued to maintain two classifications of leases — financing and operating — which are substantially similar to capital and operating leases in the previous lease guidance. Under the new standard, recognition of assets and liabilities arising from operating leases will require recognition on the balance sheet. The effect of all leases in the statement of comprehensive income and the statement of cash flows will be largely unchanged. Lessor accounting will also be largely unchanged. Additional disclosures will be required for financing and operating leases for both lessors and lessees. Public business entities should apply the guidance in ASU 2016-02 for annual periods beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted. We are currently evaluating the provisions of ASU 2016-02 and assessing its impact on our financial statements.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” to meet its objective of providing more decision-useful information about financial instruments. The majority of this ASU’s provisions amend only the presentation or disclosures of financial instruments; however, one provision will also affect net income. Equity investments carried under the cost method or lower of cost or fair value method of accounting, in accordance with current GAAP, will have to be carried at fair value upon adoption of ASU 2016-01, with changes in fair value recorded in net income. For equity investments that do not have readily determinable fair values, a company may elect to carry such investments at cost less impairments, if any, adjusted up or down for price changes in similar financial instruments issued by the investee, when and if observed. Public business entities should apply the guidance in ASU 2016-01 for annual periods beginning after December 15, 2017, and interim periods within those annual periods, with early adoption prohibited. We are currently evaluating the provisions of ASU 2016-01. Our initial review indicates that ASU 2016-01 will have a limited impact on our financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” The new standard converged guidance on recognizing revenues in contracts with customers under GAAP and International Financial Reporting Standards. This ASU is intended to improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date.” The amendment in this ASU defers the effective date of ASU 2014-09 for all entities for one year. Public business entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier adoption is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. Retrospective or modified retrospective application of the accounting standard is required. We are currently evaluating the provisions of ASU 2014-09 and assessing the impact on our financial statements. As part of our assessment work to-date, we have formed an implementation work team, completed training on the new ASU’s revenue recognition model and are continuing our contract review and documentation.

Note 21—Condensed Consolidating Financial Information

$7.5 billion of our senior notes were issued by Phillips 66, and are guaranteed by Phillips 66 Company, a 100-percent-owned subsidiary. Phillips 66 Company has fully and unconditionally guaranteed the payment obligations of Phillips 66 with respect to these debt securities. The following condensed consolidating financial information presents the results of operations, financial position and cash flows for:

•	Phillips 66 and Phillips 66 Company (in each case, reflecting investments in subsidiaries utilizing the equity method of accounting).

•	All other nonguarantor subsidiaries.

•	The consolidating adjustments necessary to present Phillips 66’s results on a consolidated basis.

This condensed consolidating financial information should be read in conjunction with the accompanying consolidated financial statements and notes.

	Millions of Dollars
	Three Months Ended June 30, 2016
Statement of Income	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Revenues and Other Income
Sales and other operating revenues	$—	15,237	6,612	—	21,849
Equity in earnings of affiliates	556	487	74	(682)	435
Net gain on dispositions	—	—	6	—	6
Other income	—	9	8	—	17
Intercompany revenues	—	219	2,126	(2,345)	—
Total Revenues and Other Income	556	15,952	8,826	(3,027)	22,307

Costs and Expenses
Purchased crude oil and products	—	12,473	6,014	(2,289)	16,198
Operating expenses	—	781	223	(10)	994
Selling, general and administrative expenses	1	313	109	(2)	421
Depreciation and amortization	—	203	87	—	290
Impairments	—	—	2	—	2
Taxes other than income taxes	—	1,397	2,197	—	3,594
Accretion on discounted liabilities	—	4	1	—	5
Interest and debt expense	91	9	27	(44)	83
Foreign currency transaction (gains) losses	—	—	—	—	—
Total Costs and Expenses	92	15,180	8,660	(2,345)	21,587
Income before income taxes	464	772	166	(682)	720
Provision (benefit) for income taxes	(32)	216	20	—	204
Net Income	496	556	146	(682)	516
Less: net income attributable to noncontrolling interests	—	—	20	—	20
Net Income Attributable to Phillips 66	$496	556	126	(682)	496

Comprehensive Income	$401	461	39	(480)	421

	Millions of Dollars
	Three Months Ended June 30, 2015
Statement of Income	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Revenues and Other Income
Sales and other operating revenues	$—	19,903	8,609	—	28,512
Equity in earnings (losses) of affiliates	1,071	694	(151)	(1,207)	407
Net gain (loss) on dispositions	—	(110)	249	—	139
Other income	—	6	13	—	19
Intercompany revenues	—	349	2,994	(3,343)	—
Total Revenues and Other Income	1,071	20,842	11,714	(4,550)	29,077

Costs and Expenses
Purchased crude oil and products	—	16,472	9,088	(3,307)	22,253
Operating expenses	—	782	271	(10)	1,043
Selling, general and administrative expenses	1	303	103	(1)	406
Depreciation and amortization	—	214	60	—	274
Impairments	—	2	—	—	2
Taxes other than income taxes	—	1,435	2,114	—	3,549
Accretion on discounted liabilities	—	4	2	—	6
Interest and debt expense	90	6	8	(25)	79
Foreign currency transaction (gains) losses	—	—	—	—	—
Total Costs and Expenses	91	19,218	11,646	(3,343)	27,612
Income before income taxes	980	1,624	68	(1,207)	1,465
Provision (benefit) for income taxes	(32)	553	(81)	—	440
Net Income	1,012	1,071	149	(1,207)	1,025
Less: net income attributable to noncontrolling interests	—	—	13	—	13
Net Income Attributable to Phillips 66	$1,012	1,071	136	(1,207)	1,012

Comprehensive Income	$1,237	1,296	364	(1,647)	1,250

	Millions of Dollars
	Six Months Ended June 30, 2016
Statement of Income	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Revenues and Other Income
Sales and other operating revenues	$—	26,935	12,323	—	39,258
Equity in earnings of affiliates	1,003	885	160	(1,280)	768
Net gain on dispositions	—	—	6	—	6
Other income	—	24	11	—	35
Intercompany revenues	—	397	3,713	(4,110)	—
Total Revenues and Other Income	1,003	28,241	16,213	(5,390)	40,067

Costs and Expenses
Purchased crude oil and products	—	21,467	10,659	(3,998)	28,128
Operating expenses	—	1,613	422	(18)	2,017
Selling, general and administrative expenses	4	600	208	(5)	807
Depreciation and amortization	—	403	167	—	570
Impairments	—	—	2	—	2
Taxes other than income taxes	—	2,741	4,314	—	7,055
Accretion on discounted liabilities	—	8	2	—	10
Interest and debt expense	184	17	57	(89)	169
Foreign currency transaction (gains) losses	—	—	(7)	—	(7)
Total Costs and Expenses	188	26,849	15,824	(4,110)	38,751
Income before income taxes	815	1,392	389	(1,280)	1,316
Provision (benefit) for income taxes	(66)	389	79	—	402
Net Income	881	1,003	310	(1,280)	914
Less: net income attributable to noncontrolling interests	—	—	33	—	33
Net Income Attributable to Phillips 66	$881	1,003	277	(1,280)	881

Comprehensive Income	$782	904	191	(1,062)	815

	Millions of Dollars
	Six Months Ended June 30, 2015
Statement of Income	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Revenues and Other Income
Sales and other operating revenues	$—	35,490	15,800	—	51,290
Equity in earnings (losses) of affiliates	2,123	1,416	(102)	(2,574)	863
Net gain (loss) on dispositions	—	(115)	376	—	261
Other income	—	65	24	—	89
Intercompany revenues	—	489	5,143	(5,632)	—
Total Revenues and Other Income	2,123	37,345	21,241	(8,206)	52,503

Costs and Expenses
Purchased crude oil and products	—	28,749	15,761	(5,562)	38,948
Operating expenses	4	1,656	501	(24)	2,137
Selling, general and administrative expenses	3	595	204	(2)	800
Depreciation and amortization	—	408	119	—	527
Impairments	—	2	—	—	2
Taxes other than income taxes	—	2,816	4,195	—	7,011
Accretion on discounted liabilities	—	8	3	—	11
Interest and debt expense	183	12	14	(44)	165
Foreign currency transaction losses	—	—	49	—	49
Total Costs and Expenses	190	34,246	20,846	(5,632)	49,650
Income before income taxes	1,933	3,099	395	(2,574)	2,853
Provision (benefit) for income taxes	(66)	976	(79)	—	831
Net Income	1,999	2,123	474	(2,574)	2,022
Less: net income attributable to noncontrolling interests	—	—	23	—	23
Net Income Attributable to Phillips 66	$1,999	2,123	451	(2,574)	1,999

Comprehensive Income	$2,061	2,185	513	(2,675)	2,084

	Millions of Dollars
	June 30, 2016
Balance Sheet	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Assets
Cash and cash equivalents	$—	864	1,368	—	2,232
Accounts and notes receivable	13	3,614	3,334	(1,364)	5,597
Inventories	—	2,657	1,336	—	3,993
Prepaid expenses and other current assets	1	488	332	—	821
Total Current Assets	14	7,623	6,370	(1,364)	12,643
Investments and long-term receivables	31,691	22,722	7,775	(49,252)	12,936
Net properties, plants and equipment	—	12,867	7,380	—	20,247
Goodwill	—	3,040	235	—	3,275
Intangibles	—	722	174	—	896
Other assets	12	205	149	(2)	364
Total Assets	$31,717	47,179	22,083	(50,618)	50,361

Liabilities and Equity
Accounts payable	$—	5,333	3,115	(1,364)	7,084
Short-term debt	1,498	28	6	—	1,532
Accrued income and other taxes	—	378	534	—	912
Employee benefit obligations	—	347	38	—	385
Other accruals	59	339	89	—	487
Total Current Liabilities	1,557	6,425	3,782	(1,364)	10,400
Long-term debt	5,917	146	1,267	—	7,330
Asset retirement obligations and accrued environmental costs	—	499	173	—	672
Deferred income taxes	—	4,420	1,815	(2)	6,233
Employee benefit obligations	—	1,146	197	—	1,343
Other liabilities and deferred credits	1,372	2,895	3,705	(7,655)	317
Total Liabilities	8,846	15,531	10,939	(9,021)	26,295
Common stock	10,997	25,403	10,782	(36,185)	10,997
Retained earnings	12,626	6,997	(624)	(6,402)	12,597
Accumulated other comprehensive income (loss)	(752)	(752)	(238)	990	(752)
Noncontrolling interests	—	—	1,224	—	1,224
Total Liabilities and Equity	$31,717	47,179	22,083	(50,618)	50,361

	Millions of Dollars
	December 31, 2015
Balance Sheet	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Assets
Cash and cash equivalents	$—	575	2,499	—	3,074
Accounts and notes receivable	14	3,643	2,217	(701)	5,173
Inventories	—	2,171	1,306	—	3,477
Prepaid expenses and other current assets	2	382	148	—	532
Total Current Assets	16	6,771	6,170	(701)	12,256
Investments and long-term receivables	33,315	24,068	7,395	(52,635)	12,143
Net properties, plants and equipment	—	12,651	7,070	—	19,721
Goodwill	—	3,040	235	—	3,275
Intangibles	—	726	180	—	906
Other assets	16	154	113	(4)	279
Total Assets	$33,347	47,410	21,163	(53,340)	48,580

Liabilities and Equity
Accounts payable	$—	4,015	2,341	(701)	5,655
Short-term debt	—	25	19	—	44
Accrued income and other taxes	—	320	558	—	878
Employee benefit obligations	—	528	48	—	576
Other accruals	59	240	79	—	378
Total Current Liabilities	59	5,128	3,045	(701)	7,531
Long-term debt	7,413	158	1,272	—	8,843
Asset retirement obligations and accrued environmental costs	—	496	169	—	665
Deferred income taxes	—	4,500	1,545	(4)	6,041
Employee benefit obligations	—	1,094	191	—	1,285
Other liabilities and deferred credits	2,746	2,765	3,734	(8,968)	277
Total Liabilities	10,218	14,141	9,956	(9,673)	24,642
Common stock	11,405	25,404	10,688	(36,092)	11,405
Retained earnings	12,377	8,518	(200)	(8,347)	12,348
Accumulated other comprehensive income (loss)	(653)	(653)	(119)	772	(653)
Noncontrolling interests	—	—	838	—	838
Total Liabilities and Equity	$33,347	47,410	21,163	(53,340)	48,580

	Millions of Dollars
	Six Months Ended June 30, 2016
Statement of Cash Flows	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Cash Flows From Operating Activities
Net Cash Provided by Operating Activities	$2,486	1,259	876	(3,208)	1,413

Cash Flows From Investing Activities
Capital expenditures and investments*	—	(685)	(723)	38	(1,370)
Proceeds from asset dispositions	—	3	12	—	15
Intercompany lending activities	(1,190)	2,295	(1,105)	—	—
Advances/loans—related parties	—	(75)	(107)	—	(182)
Other	—	13	(88)	—	(75)
Net Cash Provided by (Used in) Investing Activities	(1,190)	1,551	(2,011)	38	(1,612)

Cash Flows From Financing Activities
Issuance of debt	—	—	150	—	150
Repayment of debt	—	(11)	(155)	—	(166)
Issuance of common stock	(29)	—	—	—	(29)
Repurchase of common stock	(633)	—	—	—	(633)
Dividends paid on common stock	(625)	(2,528)	(680)	3,208	(625)
Distributions to noncontrolling interests	—	—	(28)	—	(28)
Net proceeds from issuance of Phillips 66 Partners LP common units	—	—	669	—	669
Other*	(9)	18	40	(38)	11
Net Cash Used in Financing Activities	(1,296)	(2,521)	(4)	3,170	(651)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	8	—	8

Net Change in Cash and Cash Equivalents	—	289	(1,131)	—	(842)
Cash and cash equivalents at beginning of period	—	575	2,499	—	3,074
Cash and Cash Equivalents at End of Period	$—	864	1,368	—	2,232
* Includes intercompany capital contributions.

	Millions of Dollars
	Six Months Ended June 30, 2015
Statement of Cash Flows	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Cash Flows From Operating Activities
Net Cash Provided by Operating Activities	$531	1,386	1,524	(662)	2,779

Cash Flows From Investing Activities
Capital expenditures and investments*	—	(663)	(2,465)	834	(2,294)
Proceeds from asset dispositions**	—	773	104	(882)	(5)
Intercompany lending activities	1,611	(1,357)	(254)	—	—
Advances/loans—related parties	—	(50)	—	—	(50)
Collection of advances/loans—related parties	—	50	—	—	50
Other	—	(28)	75	—	47
Net Cash Provided by (Used in) Investing Activities	1,611	(1,275)	(2,540)	(48)	(2,252)

Cash Flows From Financing Activities
Issuance of debt	—	—	1,169	—	1,169
Repayment of debt	(800)	(9)	(95)	—	(904)
Issuance of common stock	(25)	—	—	—	(25)
Repurchase of common stock	(733)	—	—	—	(733)
Dividends paid on common stock	(574)	(574)	(48)	622	(574)
Distributions to controlling interests	—	—	(186)	186	—
Distributions to noncontrolling interests	—	—	(20)	—	(20)
Net proceeds from issuance of Phillips 66 Partners LP common units	—	—	384	—	384
Other*	(10)	22	88	(98)	2
Net Cash Provided by (Used in) Financing Activities	(2,142)	(561)	1,292	710	(701)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	56	—	56

Net Change in Cash and Cash Equivalents	—	(450)	332	—	(118)
Cash and cash equivalents at beginning of period	—	2,045	3,162	—	5,207
Cash and Cash Equivalents at End of Period	$—	1,595	3,494	—	5,089
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

BUSINESS ENVIRONMENT AND EXECUTIVE OVERVIEW

Phillips 66 is an energy manufacturing and logistics company with midstream, chemicals, refining, and marketing and specialties businesses. At June 30, 2016, we had total assets of $50 billion. Our common stock trades on the New York Stock Exchange under the symbol “PSX.”

Executive Overview
We reported earnings of $496 million in the second quarter of 2016 and generated $1,155 million in cash from operating activities. In addition, Phillips 66 Partners raised net proceeds of $669 million in public offerings of common units. We used available cash to fund capital expenditures and investments of $620 million, pay dividends of $329 million and repurchase $242 million of our common stock. We ended the second quarter of 2016 with $2.2 billion of cash and cash equivalents and approximately $5.4 billion of total capacity available under our liquidity facilities.

Business Environment
Commodity prices increased during the second quarter of 2016 compared with the first quarter of 2016; however, prices were still lower compared with the second quarter of 2015. Additionally, the discount for U.S. benchmark West Texas Intermediate (WTI) versus the international benchmark Brent narrowed over the course of 2015 and the first half of 2016 due to falling domestic production. The sustained low commodity price environment has had a variety of impacts, both favorable and unfavorable, on our downstream businesses that vary by segment.

Earnings in the Midstream segment, which includes our 50 percent equity investment in DCP Midstream, LLC (DCP Midstream), are closely linked to natural gas liquids (NGL) prices, natural gas prices and crude oil prices. NGL prices increased in the second quarter of 2016 compared with the first quarter of 2016 as crude oil prices increased. NGL production growth from liquids-rich shale plays continued to outpace domestic demand growth from the petrochemical industry, but exports continue to support prices and reduce inventories. Natural gas prices recovered throughout the second quarter of 2016 from the first quarter of 2016 as production flattened and demand for natural gas to fuel electricity generation increased. Though the average NGL prices and natural gas prices increased in the second quarter of 2016, prices were lower compared with the second quarter of 2015 due to large inventories.

The Chemicals segment consists of our 50 percent equity investment in Chevron Phillips Chemical Company LLC (CPChem). The chemicals and plastics industry is mainly a commodity-based industry where the margins for key products are based on supply and demand, as well as cost factors. The petrochemicals industry continues to experience lower ethylene cash costs in regions of the world where ethylene manufacturing is based upon NGL rather than crude-oil-derived feedstocks. In particular, companies with North American light NGL-based crackers have benefited from lower-priced feedstocks. The ethylene to polyethylene chain margins in the second quarter of 2016 improved slightly compared with the first quarter of 2016; however, the chain margins remained compressed in the second quarter of 2016 with lower crude oil prices compared with the second quarter of 2015.

The results of our Refining segment are driven by several factors including refining margins, cost control, refinery throughput and product yields. Refinery margins, often referred to as crack spreads, are measured as the difference between market prices for refined petroleum products and crude oil. The U.S. 3:2:1 crack spread (three barrels of crude oil producing two barrels of gasoline and one barrel of diesel) increased in the second quarter of 2016, compared with the first quarter of 2016, due to seasonally increasing demand for refined products. The U.S. crack spread was lower during the second quarter of 2016, compared with the second quarter of 2015, because of high product inventories resulting from high refinery utilization.

The Northwest Europe benchmark crack spread improved during the second quarter of 2016 compared with the first quarter of 2016. The increase was due to seasonally increasing demand for refined products. The crack spread decreased in the second quarter of 2016 compared with the second quarter of 2015 because of high product inventories resulting from high refinery utilization.

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

RESULTS OF OPERATIONS

Unless otherwise indicated, discussion of results for the three- and six-month periods ended June 30, 2016, is based on a comparison with the corresponding periods of 2015.

Consolidated Results
A summary of net income (loss) attributable to Phillips 66 by business segment follows:

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015

Midstream	$39	(78)	104	(11)
Chemicals	190	295	346	498
Refining	149	604	235	1,142
Marketing and Specialties	229	314	434	618
Corporate and Other	(111)	(123)	(238)	(248)
Net income attributable to Phillips 66	$496	1,012	881	1,999

Earnings for Phillips 66 decreased $516 million, or 51 percent, in the second quarter of 2016, and $1,118 million, or 56 percent, in the six-month period. The decreases were primarily attributable to lower realized margins in our Refining segment driven by decreased market crack spreads, and lower olefins and polyolefins margins in our Chemicals segment. In addition, earnings from our M&S segment decreased due to the absence of a deferred gain recognized in the first half of 2015 related to the sale in 2013 of the Immingham Combined Heat and Power Plant (ICHP). See Note 5—Assets Held for Sale or Sold, in the Notes to Consolidated Financial Statements, for additional information. These decreases were partially offset by higher equity earnings from DCP Midstream.

See the “Segment Results” section for additional information on our segment results.

Statement of Income Analysis

Sales and other operating revenues for both the second quarter and six-month period of 2016 decreased 23 percent, and purchased crude oil and products decreased 27 percent and 28 percent, respectively. These decreases were primarily due to lower prices for petroleum products, crude oil and NGL.

Equity in earnings of affiliates increased 7 percent in the second quarter of 2016, and decreased 11 percent in the six-month period of 2016. The increase in the second quarter of 2016 was mainly due to improved earnings from DCP Midstream and other equity companies in our Midstream segment as a result of higher volumes, partially offset by lower earnings from CPChem and WRB Refining LP (WRB). The decrease in the six-month period of 2016 was primarily driven by lower earnings from CPChem and WRB, partially offset by higher earnings from DCP Midstream and other Midstream equity companies. Lower equity in earnings from WRB for both periods primarily resulted from lower market crack spreads. See the “Segment Results” section for additional information on DCP Midstream and CPChem earnings.

Net gain on dispositions decreased $133 million and $255 million in the second quarter and six-month period of 2016, respectively. We recognized the deferred gain related to the sale of ICHP in earnings, as our exposure under the indemnity declined, beginning in the third quarter of 2014 and ending in the second quarter of 2015 when the indemnity expired. We recognized $132 million and $242 million of the deferred gain in the second quarter and six-month period of 2015, respectively. See Note 5—Assets Held for Sale or Sold, in the Notes to Consolidated Financial Statements, for additional information.

See Note 18—Income Taxes, in the Notes to Consolidated Financial Statements, for information regarding our provision for income taxes and effective tax rates.

Segment Results

Midstream

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
	Millions of Dollars
Net Income (Loss) Attributable to Phillips 66
Transportation	$65	65	137	130
DCP Midstream	(9)	(151)	(5)	(163)
NGL	(17)	8	(28)	22
Total Midstream	$39	(78)	104	(11)

Dollars Per Gallon
Weighted Average NGL Price*
DCP Midstream	$0.46	0.48	0.41	0.48
* Based on index prices from the Mont Belvieu and Conway market hubs that are weighted by NGL component and location mix.

	Thousands of Barrels Daily
Transportation Volumes
Pipelines*	3,638	3,290	3,563	3,218
Terminals	2,442	1,969	2,325	1,976
Operating Statistics
NGL extracted**	416	408	399	404
NGL fractionated***	174	108	168	108
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

Earnings from the Midstream segment increased $117 million in the second quarter of 2016 and $115 million in the six-month period.

Transportation earnings were flat in the second quarter of 2016 compared with the second quarter of 2015. Earnings in the second quarter of 2016 reflected higher throughput volumes and improved earnings from equity affiliates, offset by higher operating costs. Transportation earnings increased $7 million in the first half of 2016. The increase was primarily driven by improved volumes and earnings from equity affiliates, partially offset by higher operating costs and the absence of a 2015 first-quarter claim settlement.

Results from our investment in DCP Midstream increased $142 million in the second quarter of 2016 and $158 million in the six-month period. In the second quarter of 2015, DCP Midstream recorded a goodwill impairment, which reduced our equity earnings from DCP Midstream by $126 million, after-tax. The increases for both 2016 periods also reflected higher volumes due to asset growth and higher earnings from DCP Midstream’s equity affiliates. In addition, DCP Midstream’s receipt of funds related to a favorable legal settlement during the first quarter of 2016 benefited earnings for the six-month period. These increases were partially offset by lower volumes related to existing assets and lower commodity prices.

Results from our NGL business decreased $25 million in the second quarter of 2016 and $50 million in the six-month period. The decreases in both periods reflected increased costs associated with growth projects starting up, as well as lower realized margins.

See the “Business Environment and Executive Overview” section for information on market factors impacting this quarter’s results.

Chemicals

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
	Millions of Dollars

Net Income Attributable to Phillips 66	$190	295	346	498

	Millions of Pounds
CPChem Externally Marketed Sales Volumes*
Olefins and Polyolefins (O&P)	4,139	4,258	8,141	8,277
Specialties, Aromatics and Styrenics (SA&S)	1,212	1,356	2,466	2,838
	5,351	5,614	10,607	11,115
* Includes 100 percent of CPChem’s outside sales of produced petrochemical products, as well as commission sales from equity affiliates.

Olefins and Polyolefins Capacity Utilization (percent)	91%	91	92	89

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

Earnings from the Chemicals segment decreased $105 million, or 36 percent, in the second quarter of 2016, and $152 million, or 31 percent, in the six-month period. The decreases were mainly due to lower realized O&P margins driven by a decline in sales prices, lower equity earnings from CPChem’s SA&S equity affiliates and lower SA&S volumes. In the second quarter of 2015, CPChem recorded additional earnings from business interruption and property damage insurance proceeds related to the 2014 Port Arthur fire. These decreases were partially offset by improved normal alpha olefin (NAO) sales volumes and lower utility costs due to decreases in natural gas prices.

See the “Business Environment and Executive Overview” section for information on market factors impacting this quarter’s results.

Refining

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
	Millions of Dollars
Net Income Attributable to Phillips 66
Atlantic Basin/Europe	$32	90	36	203
Gulf Coast	5	83	73	154
Central Corridor	55	216	75	411
West Coast	57	215	51	374
Worldwide	$149	604	235	1,142

	Dollars Per Barrel
Refining Margins*
Atlantic Basin/Europe	$6.15	10.45	5.97	10.18
Gulf Coast	5.18	7.38	5.94	8.80
Central Corridor	8.65	13.49	8.05	13.67
West Coast	10.94	19.87	10.34	18.22
Worldwide	7.13	11.70	7.12	11.97
* Based on total processed inputs and includes proportional share of refining margins contributed by certain equity affiliates.

	Thousands of Barrels Daily
Operating Statistics
Refining operations*
Atlantic Basin/Europe
Crude oil capacity	588	588	588	588
Crude oil processed	594	475	585	494
Capacity utilization (percent)	101%	81	100	84
Refinery production	629	526	620	549
Gulf Coast
Crude oil capacity	743	738	743	738
Crude oil processed	738	662	709	596
Capacity utilization (percent)	99%	90	95	81
Refinery production	817	742	786	672
Central Corridor
Crude oil capacity	493	492	493	492
Crude oil processed	500	495	486	478
Capacity utilization (percent)	101%	101	99	97
Refinery production	520	513	507	500
West Coast
Crude oil capacity	360	360	360	360
Crude oil processed	348	337	336	332
Capacity utilization (percent)	97%	94	93	92
Refinery production	371	356	360	359
Worldwide
Crude oil capacity	2,184	2,178	2,184	2,178
Crude oil processed	2,180	1,969	2,116	1,900
Capacity utilization (percent)	100%	90	97	87
Refinery production	2,337	2,137	2,273	2,080
* Includes our share of equity affiliates.

The Refining segment buys, sells and refines crude oil and other feedstocks into petroleum products (such as gasoline, distillates and aviation fuels) at 14 refineries, mainly in the United States and Europe.

Earnings for the Refining segment decreased $455 million, or 75 percent, in the second quarter of 2016 and $907 million, or 79 percent, in the six-month period. The decreases were primarily due to lower realized refining margins resulting from decreased market crack spreads. These decreases were partially offset by higher refining volumes and lower controllable costs as a result of lower turnaround activities and less unplanned downtime. See the “Business Environment and Executive Overview” section for information on market factors impacting this quarter’s results.

Our worldwide refining crude oil capacity utilization rate was 100 percent and 97 percent in the second quarter and six-month period of 2016, respectively, compared with 90 percent and 87 percent in the second quarter and six-month period of 2015, respectively. These increases were primarily due to lower turnaround activities and less unplanned downtime.

Marketing and Specialties

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
	Millions of Dollars
Net Income Attributable to Phillips 66
Marketing and Other	$199	266	361	520
Specialties	30	48	73	98
Total Marketing and Specialties	$229	314	434	618

	Dollars Per Barrel
Realized Marketing Fuel Margin*
U.S.	$1.79	1.46	1.81	1.46
International	4.16	2.98	3.66	3.41
* On third-party petroleum products sales.

	Dollars Per Gallon
U.S. Average Wholesale Prices*
Gasoline	$1.73	2.19	1.55	1.97
Distillates	1.51	1.98	1.34	1.90
* Excludes excise taxes.

	Thousands of Barrels Daily
Marketing Petroleum Products Sales Volumes
Gasoline	1,261	1,268	1,219	1,165
Distillates	975	960	939	922
Other products	19	14	16	15
Total	2,255	2,242	2,174	2,102

The M&S segment purchases for resale and markets refined petroleum products (such as gasoline, distillates and aviation fuels), mainly in the United States and Europe. In addition, this segment includes the manufacturing and marketing of specialty products (such as base oils and lubricants), as well as power generation operations.

The M&S segment earnings decreased $85 million, or 27 percent, in the second quarter of 2016 and $184 million, or 30 percent, in the six-month period of 2016. The decreases were primarily due to the deferred gain recognized in the first half of 2015 related to the 2013 ICHP sale and lower lubricants earnings resulting from decreased margins and sales volumes. See Note 5—Assets Held for Sale or Sold, in the Notes to Consolidated Financial Statements, for additional information on the deferred ICHP gain. These decreases were partially offset by improved marketing margins.

See the “Business Environment and Executive Overview” section for information on marketing fuel margins and other market factors impacting this quarter’s results.

Corporate and Other

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Net Income (Loss) Attributable to Phillips 66
Net interest	$(52)	(46)	(106)	(99)
Corporate general and administrative expenses	(40)	(36)	(82)	(81)
Technology	(14)	(15)	(28)	(29)
Other	(5)	(26)	(22)	(39)
Total Corporate and Other	$(111)	(123)	(238)	(248)

Net interest consists of interest and financing expense, net of interest income and capitalized interest. Net interest increased in the three-month period ended June 30, 2016, mainly due to lower capitalized interest.

The category “Other” includes certain income tax expenses, environmental costs associated with sites no longer in operation, foreign currency transaction gains and losses and other costs not directly associated with an operating segment. The decrease in other costs in the second quarter of 2016 primarily resulted from lower accrued environmental costs and remediation expenses. The write-off of certain fixed assets during the second quarter of 2015 contributed to the decreases for both the three-month and six-month periods of 2016.

CAPITAL RESOURCES AND LIQUIDITY

Financial Indicators

	Millions of Dollars Except as Indicated
	June 30 2016	December 31 2015

Cash and cash equivalents	$2,232	3,074
Short-term debt	1,532	44
Total debt	8,862	8,887
Total equity	24,066	23,938
Percent of total debt to capital*	27%	27
Percent of floating-rate debt to total debt	1%	1
* Capital includes total debt and total equity.

To meet our short- and long-term liquidity requirements, we look to a variety of funding sources but rely primarily on cash generated from operating activities and Phillips 66 Partners’ debt and equity offerings. During the first six months of 2016, we generated $1,413 million in cash from operations. In addition, Phillips 66 Partners raised net proceeds of $669 million in public offerings of common units. Available cash was primarily used for capital expenditures and investments ($1,370 million), repurchases of our common stock ($633 million) and dividend payments on our common stock ($625 million). During the first six months of 2016, cash and cash equivalents decreased by $842 million, to $2,232 million.

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

Significant Sources of Capital

Operating Activities
During the first six months of 2016, cash provided by operating activities was $1,413 million, compared with $2,779 million for the first six months of 2015. The decrease was primarily attributable to lower realized refining margins as well as a reduction in distributions from our equity affiliates.

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

Our operating cash flows are also impacted by distribution decisions made by our equity affiliates, including DCP Midstream, CPChem and WRB. During the first six months of 2016, cash from operations included distributions of $253 million from our equity affiliates, compared with $1,188 million during the same period of 2015. Operating cash flows for the first six months of 2015 included a special distribution from CPChem of $696 million. We cannot control the amount of future dividends from equity affiliates; therefore, future dividend payments by these companies are not assured.

In the second quarter of 2016, DCP Midstream amended its revolving credit agreement to, among other items, lower its borrowing capacity from $1.8 billion to $700 million and extend the maturity date of the facility from March 2017 to May 2019. As part of the amended terms of the revolving credit agreement, DCP Midstream has certain restrictions on its ability to pay distributions to its owners. DCP Midstream cannot pay distributions, other than certain tax distributions related to the sale of assets, if it has borrowings under the facility or does not meet certain leverage and liquidity thresholds as specified in the agreement. As of June 30, 2016, DCP Midstream was not eligible to make distributions to its owners under the terms of the facility.

Contributions to Phillips 66 Partners LP
In March 2016, we contributed to Phillips 66 Partners a 25 percent interest in our then wholly owned subsidiary, Phillips 66 Sweeny Frac LLC, which owns the Sweeny Fractionator One, an NGL fractionator located within our Sweeny Refinery complex in Old Ocean, Texas, and the Clemens Caverns, an NGL salt dome storage facility located near Brazoria, Texas. Total consideration for the transaction was $236 million, which consisted of Phillips 66 Partners’ issuance of common and general partner units to us, with an aggregate fair value of $24 million, and Phillips 66 Partners’ assumption of a $212 million note payable to us.

In May 2016, we contributed to Phillips 66 Partners the remaining 75 percent interest in Phillips 66 Sweeny Frac LLC and a 100 percent interest in our wholly owned subsidiary, Phillips 66 Plymouth LLC, which owns the Standish Pipeline, a refined petroleum product pipeline system extending from the Ponca City Refinery in Ponca City, Oklahoma, and terminating at the North Wichita Terminal in Wichita, Kansas. Total consideration for the transaction was $775 million, consisting of Phillips 66 Partners’ assumption of $675 million of notes payable to us and the issuance of common units and general partner units to us with an aggregate fair value of $100 million.

Phillips 66 Partners LP Equity Offerings
In May 2016, Phillips 66 Partners completed a public offering of 12,650,000 common units representing limited partner interests, at a public offering price of $52.40 per unit. The net proceeds at closing were $656 million. Phillips 66 Partners used these net proceeds to repay a portion of the notes assumed in the May transaction discussed above.

In June 2016, Phillips 66 Partners began issuing common units under a continuous offering program, which allows for the issuance of up to an aggregate of $250 million of Phillips 66 Partners’ common units, in amounts, at prices and on terms to be determined by market conditions and other factors at the time of the offerings. We refer to this as an at-the-market, or ATM, program. During the three months ended June 30, 2016, on a settlement-date basis, Phillips 66 Partners issued an aggregate of 262,858 common units under the ATM program, generating net proceeds of approximately $14 million.

Credit Facilities and Commercial Paper
As of June 30, 2016, no amount had been drawn under our $5 billion credit facility; however, $51 million in letters of credit had been issued that were supported by this facility. As of June 30, 2016, $40 million was outstanding under the $500 million revolving credit agreement of Phillips 66 Partners.

We have a $5 billion commercial paper program, supported by our credit facility, for short-term working capital needs. Commercial paper maturities are generally limited to 90 days. As of June 30, 2016, we had no outstanding commercial paper.

Shelf Registration
We have a universal shelf registration statement on file with the U.S. Securities and Exchange Commission (SEC) under which we, as a well-known seasoned issuer, have the ability to issue and sell an indeterminate amount of various types of debt and equity securities.

Off-Balance Sheet Arrangements

In April 2012, in connection with our separation from ConocoPhillips, we entered into an agreement to guarantee 100 percent of certain outstanding debt obligations of Merey Sweeny, L.P. (MSLP). At June 30, 2016, the aggregate principal amount of MSLP debt guaranteed by us was $140 million.

In June 2016, the operating lease commenced on our new headquarters facility in Houston, Texas, after construction was deemed substantially complete. Under this lease agreement, we have a residual value guarantee with a maximum future exposure of $554 million. The operating lease has a term of five years and provides us the option, at the end of the lease term, to request to renew the lease, purchase the facility, or assist the lessor in marketing it for resale.

We have residual value guarantees associated with railcar and airplane leases with maximum future exposures totaling $376 million. We have other guarantees with maximum future exposures totaling $112 million, which consist primarily of guarantees to fund the short-term cash liquidity deficits of certain joint ventures and guarantees of the lease payment obligations of a joint venture. These guarantees generally extend up to 8 years or the life of the venture.

For additional information about guarantees, see Note 10—Guarantees, in the Notes to Consolidated Financial Statements.

Capital Requirements

For information about our capital expenditures and investments, see the “Capital Spending” section.

Our debt balance at both June 30, 2016, and December 31, 2015, was $8.9 billion. Our debt-to-capital ratio was 27 percent at both June 30, 2016, and December 31, 2015. Our target debt-to-capital ratio is between 20 and 30 percent.

On May 4, 2016, our Board of Directors declared a quarterly cash dividend of $0.63 per common share, which represented a 12.5 percent increase from the previous quarter. The dividend was paid on June 1, 2016, to shareholders of record at the close of business on May 18, 2016. On July 13, 2016, our Board of Directors declared a quarterly cash dividend of $0.63 per common share. The dividend is payable on September 1, 2016, to shareholders of record at the close of business on August 18, 2016.

On October 9, 2015, our Board of Directors increased our current share repurchase authorization by $2 billion resulting in a total authorization of $4 billion. Since July 2012, including this current authorization, our Board of Directors has authorized repurchases of our outstanding common stock totaling up to $9 billion. The share repurchases are expected to be funded primarily through available cash. The shares will be repurchased from time to time in the open market at our discretion, subject to market conditions and other factors, and in accordance with applicable regulatory requirements. We are not obligated to acquire any particular amount of common stock and may commence, suspend or discontinue purchases at any time or from time to time without prior notice. During the second quarter of 2016, we repurchased 2,932,668 shares at a cost of $242 million. Since the inception of our share repurchases in 2012 through June 30, 2016, we have repurchased a total of 100,335,164 shares at a cost of $7,029 million. Shares of stock repurchased are held as treasury shares.

We and our co-venturer in WRB each made a $75 million partner loan to WRB in the first quarter of 2016 to provide for WRB’s short-term operating needs. In May 2016, we and our co-venturer executed agreements to loan Dakota Access, LLC (DAPL) up to $2,256 million and Energy Transfer Crude Oil Company, LLC (ETCOP) up to $227 million through 2018. As of June 30, 2016, DAPL and ETCOP have borrowed $382 million and $46 million, respectively. Our 25 percent share of those loans was $95 million and $12 million, respectively.

On May 1, 2015, the U.S. Department of Transportation issued a final rule focused on the safe transportation of flammable liquids by rail. The final rule, which is being challenged, subjects new and existing railcars transporting crude oil in high volumes to heightened design standards, including thicker tank walls and heat shields, improved pressure relief valves and enhanced braking systems. We are currently evaluating the impact of the new regulations on our crude oil railcar fleet, which is mostly held under operating leases. The regulations become effective subsequent to the expiration dates of our leases. Although we have no direct contractual obligation to retrofit these leased railcars, certain leases are subject to residual value guarantees. Under the lease terms, we have the option either to purchase the railcars or to return them to the lessors. If railcars are returned to the lessors, we may be required to make the lessors whole under the residual value guarantees, which are subject to a cap. The current market demand for crude oil railcars is low, which has resulted in a significant decline in crude oil railcar prices. Due to current market uncertainties, it is difficult to estimate the future market value for our railcars at the end of their lease terms. However, at this time, if crude oil railcar prices remain low, it is possible we may incur a charge in the future to recognize our obligation under the residual value guarantees. As of June 30, 2016, our maximum future exposure under the residual value guarantees was approximately $330 million.

Capital Spending

	Millions of Dollars
	Six Months Ended June 30
	2016	2015
Capital Expenditures and Investments
Midstream	$730	1,668
Chemicals	—	—
Refining	538	542
Marketing and Specialties	37	54
Corporate and Other	65	30
Total consolidated from continuing operations	$1,370	2,294

Selected Equity Affiliates*
DCP Midstream	$55	306
CPChem**	541	508
WRB	80	71
	$676	885
* Our share of capital spending.
** 2015 amount restated.

Midstream
During the first six months of 2016, DCP Midstream had a self-funded capital program, and thus had no new capital infusions from us or our co-venturer. During this period, on a 100 percent basis, DCP Midstream’s capital expenditures and investments were approximately $110 million, primarily for maintenance capital expenditures for existing assets and expansion capital expenditures including investments in the Sand Hills Pipeline and Panola Pipeline joint ventures. DCP Midstream continues to focus on disciplined capital spending in the current market downturn.

During the first six months of 2016, capital spending in our Midstream segment included construction activities related to our Freeport Liquid Petroleum Gas Export Terminal project; increasing expansion at our crude oil and petroleum products terminal located near Beaumont, Texas; and spending associated with return, reliability and maintenance projects in our Transportation and NGL businesses. In addition to the Freeport Liquid Petroleum Gas Export Terminal and Beaumont projects, our major construction activities in progress included the development by our joint ventures, DAPL and ETCOP, of two crude oil pipelines. We own a 25 percent interest in each joint venture, with our co-venturers holding the remaining 75 percent interest and acting as operator of both the DAPL and ETCOP pipeline systems.

Chemicals
During the first six months of 2016, CPChem had a self-funded capital program, and thus required no new capital infusions from us or our co-venturer. During this period, on a 100 percent basis, CPChem’s capital expenditures and investments were $1,081 million, primarily for its U.S. Gulf Coast Petrochemicals Project. We currently expect CPChem to self-fund its capital program in 2016.

Refining
Capital spending for the Refining segment during the first six months of 2016 was primarily for air emission reduction projects to meet new environmental standards, refinery upgrade projects to increase accessibility of advantaged crudes and improve product yields, improvements to the operating integrity of key processing units and safety-related projects.

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

Marketing and Specialties
Capital spending for the M&S segment during the first six months of 2016 was primarily for reliability and maintenance projects and projects targeted at growing our international marketing business.

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

We occasionally receive requests for information or notices of potential liability from the EPA and state environmental agencies alleging that we are a potentially responsible party under the Federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or an equivalent state statute. On occasion, we also have been made a party to cost recovery litigation by those agencies or by private parties. These requests, notices and lawsuits assert potential liability for remediation costs at various sites that typically are not owned by us, but allegedly contain wastes attributable to our past operations. As of December 31, 2015, we reported that we had been notified of potential liability under CERCLA and comparable state laws at 36 sites within the United States. During the first six months of 2016, we resolved one site, leaving 35 sites with potential liability at June 30, 2016.

At June 30, 2016, our total environmental accrual was $486 million, compared with $485 million at December 31, 2015. We expect to incur a substantial amount of these expenditures within the next 30 years. Notwithstanding any of the foregoing, and as with other companies engaged in similar businesses, environmental costs and liabilities are inherent concerns in our operations and products, and there can be no assurance that material costs and liabilities will not be incurred. However, we currently do not expect any material adverse effect on our results of operations or financial position as a result of compliance with current environmental laws and regulations.

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

NEW ACCOUNTING STANDARDS

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The new standard amends the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in the more timely recognition of losses. Public business entities should apply the guidance in ASU 2016-13 for annual periods beginning after December 15, 2019, including interim periods within those annual periods. Early adoption will be permitted for annual periods beginning after December 15, 2018. We are currently evaluating the provisions of ASU 2016-13 and assessing the impact on our financial statements.

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

We are currently evaluating the provisions of ASU 2016-07, but do not expect any significant impact on our financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” In the new standard, the FASB modified its determination of whether a contract is a lease rather than whether a lease is a capital or operating lease under the previous accounting principles generally accepted in the United States (GAAP). A contract represents a lease if a transfer of control occurs over an identified property, plant and equipment for a period of time in exchange for consideration. Control over the use of the identified asset includes the right to obtain substantially all of the economic benefits from the use of the asset and the right to direct its use. The FASB continued to maintain two classifications of leases — financing and operating — which are substantially similar to capital and operating leases in the previous lease guidance. Under the new standard, recognition of assets and liabilities arising from operating leases will require recognition on the balance sheet. The effect of all leases in the statement of comprehensive income and the statement of cash flows will be largely unchanged. Lessor accounting will also be largely unchanged. Additional disclosures will be required for financing and operating leases for both lessors and lessees. Public business entities should apply the guidance in ASU 2016-02 for annual periods beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted. We are currently evaluating the provisions of ASU 2016-02 and assessing its impact on our financial statements.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” to meet its objective of providing more decision-useful information about financial instruments. The majority of this ASU’s provisions amend only the presentation or disclosures of financial instruments; however, one provision will also affect net income. Equity investments carried under the cost method or lower of cost or fair value method of accounting, in accordance with current GAAP, will have to be carried at fair value upon adoption of ASU 2016-01, with changes in fair value recorded in net income. For equity investments that do not have readily determinable fair values, a company may elect to carry such investments at cost less impairments, if any, adjusted up or down for price changes in similar financial instruments issued by the investee, when and if observed. Public business entities should apply the guidance in ASU 2016-01 for annual periods beginning after December 15, 2017, and interim periods within those annual periods, with early adoption prohibited. We are currently evaluating the provisions of ASU 2016-01. Our initial review indicates that ASU 2016-01 will have a limited impact on our financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” The new standard converged guidance on recognizing revenues in contracts with customers under GAAP and International Financial Reporting Standards. This ASU is intended to improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date.” The amendment in this ASU defers the effective date of ASU 2014-09 for all entities for one year. Public business entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier adoption is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. Retrospective or modified retrospective application of the accounting standard is required. We are currently evaluating the provisions of ASU 2014-09 and assessing the impact on our financial statements. As part of our assessment work to-date, we have formed an implementation work team, completed training on the new ASU’s revenue recognition model and are continuing our contract review and documentation.

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

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks at June 30, 2016, do not differ materially from the risks discussed under Item 7A in our 2015 Annual Report on Form 10-K.

Item 4.   CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. As of June 30, 2016, with the participation of management, our Chairman and Chief Executive Officer and our Executive Vice President, Finance and Chief Financial Officer carried out an evaluation, pursuant to Rule 13a-15(b) of the Act, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our Chairman and Chief Executive Officer and our Executive Vice President, Finance and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of June 30, 2016.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, in the quarterly period ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

The following is a description of reportable legal proceedings, including those involving governmental authorities under federal, state and local laws regulating the discharge of materials into the environment, for this reporting period. There were no new matters that arose during the second quarter of 2016. In addition, no material developments occurred with respect to matters previously reported in our 2015 Annual Report on Form 10-K or our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016. While it is not possible to accurately predict the final outcome of these pending proceedings, if any one or more of such proceedings were decided adversely to Phillips 66, we expect there would be no material effect on our consolidated financial position. Nevertheless, such proceedings are reported pursuant to SEC regulations.

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

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

				Millions of Dollars
Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs**	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2016	1,168,701	$86.27	1,168,701	$2,112
May 1-31, 2016	911,411	80.33	911,411	2,039
June 1-30, 2016	852,556	79.78	852,556	1,971
Total	2,932,668	$82.54	2,932,668
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
We are not obligated to acquire any particular amount of common stock and may commence, suspend or discontinue purchases at any time or from time to time without prior notice. Shares of stock repurchased are held as treasury shares.

Item 6. EXHIBITS

Exhibit Number	Exhibit Description

10.1	Phillips 66 Amended and Restated Executive Severance Plan*

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certifications pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.LAB	XBRL Labels Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.

101.DEF	XBRL Definition Linkbase Document.

* Management contracts and compensatory plans or arrangements

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHILLIPS 66

/s/ Chukwuemeka A. Oyolu
Chukwuemeka A. Oyolu Vice President and Controller (Chief Accounting and Duly Authorized Officer)

July 29, 2016