Form 10-Q
period 2016-09-30
Phillips 66
filed 2016-10-28
CIK 1534701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2016

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	001-35349
Phillips 66
(Exact name of registrant as specified in its charter)

Delaware	45-3779385
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer [X] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [    ]    No  [X]
The registrant had 520,850,205 shares of common stock, $.01 par value, outstanding as of September 30, 2016.

PHILLIPS 66

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Consolidated Statement of Income	Phillips 66

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
Revenues and Other Income
Sales and other operating revenues*	$21,624	25,792	60,882	77,082
Equity in earnings of affiliates	391	583	1,159	1,446
Net gain on dispositions	3	22	9	283
Other income	24	20	59	109
Total Revenues and Other Income	22,042	26,417	62,109	78,920

Costs and Expenses
Purchased crude oil and products	15,961	18,580	44,089	57,528
Operating expenses	1,061	1,083	3,078	3,220
Selling, general and administrative expenses	411	437	1,218	1,237
Depreciation and amortization	293	270	863	797
Impairments	2	1	4	3
Taxes other than income taxes*	3,424	3,610	10,479	10,621
Accretion on discounted liabilities	5	5	15	16
Interest and debt expense	81	71	250	236
Foreign currency transaction (gains) losses	(9)	1	(16)	50
Total Costs and Expenses	21,229	24,058	59,980	73,708
Income before income taxes	813	2,359	2,129	5,212
Provision for income taxes	277	767	679	1,598
Net Income	536	1,592	1,450	3,614
Less: net income attributable to noncontrolling interests	25	14	58	37
Net Income Attributable to Phillips 66	$511	1,578	1,392	3,577

Net Income Attributable to Phillips 66 Per Share of Common Stock (dollars)
Basic	$0.97	2.92	2.62	6.56
Diluted	0.96	2.90	2.61	6.52

Dividends Paid Per Share of Common Stock (dollars)	$0.63	0.56	1.82	1.62

Average Common Shares Outstanding (in thousands)
Basic	525,991	540,357	528,650	544,362
Diluted	528,798	544,696	531,650	549,034
* Includes excise taxes on petroleum products sales:	$3,357	3,513	10,225	10,338
See Notes to Consolidated Financial Statements.

Consolidated Statement of Comprehensive Income	Phillips 66

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015

Net Income	$536	1,592	1,450	3,614
Other comprehensive income (loss)
Defined benefit plans
Actuarial gain (loss):
Actuarial loss arising during the period	(28)	(116)	(28)	(116)
Amortization to net income of net actuarial loss and settlements	23	98	70	147
Curtailment gain	31	—	31	—
Plans sponsored by equity affiliates	2	4	11	14
Income taxes on defined benefit plans	(9)	6	(29)	(14)
Defined benefit plans, net of tax	19	(8)	55	31
Foreign currency translation adjustments	(61)	(106)	(183)	(91)
Income taxes on foreign currency translation adjustments	(1)	(5)	(4)	3
Foreign currency translation adjustments, net of tax	(62)	(111)	(187)	(88)
Cash flow hedges	4	—	(12)	—
Income taxes on hedging activities	(1)	—	5	—
Hedging activities, net of tax	3	—	(7)	—
Other Comprehensive Loss, Net of Tax	(40)	(119)	(139)	(57)
Comprehensive Income	496	1,473	1,311	3,557
Less: comprehensive income attributable to noncontrolling interests	25	14	58	37
Comprehensive Income Attributable to Phillips 66	$471	1,459	1,253	3,520
See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet	Phillips 66

	Millions of Dollars
	September 30 2016	December 31 2015
Assets
Cash and cash equivalents	$2,337	3,074
Accounts and notes receivable (net of allowances of $38 million in 2016 and $55 million in 2015)	4,101	4,411
Accounts and notes receivable—related parties	900	762
Inventories	3,905	3,477
Prepaid expenses and other current assets	721	532
Total Current Assets	11,964	12,256
Investments and long-term receivables	13,277	12,143
Net properties, plants and equipment	20,447	19,721
Goodwill	3,267	3,275
Intangibles	892	906
Other assets	407	279
Total Assets	$50,254	48,580

Liabilities
Accounts payable	$5,767	5,155
Accounts payable—related parties	795	500
Short-term debt	1,583	44
Accrued income and other taxes	869	878
Employee benefit obligations	453	576
Other accruals	633	378
Total Current Liabilities	10,100	7,531
Long-term debt	7,275	8,843
Asset retirement obligations and accrued environmental costs	654	665
Deferred income taxes	6,568	6,041
Employee benefit obligations	1,061	1,285
Other liabilities and deferred credits	285	277
Total Liabilities	25,943	24,642

Equity
Common stock (2,500,000,000 shares authorized at $.01 par value) Issued (2016—640,916,732 shares; 2015—639,336,287 shares)
Par value	6	6
Capital in excess of par	19,474	19,145
Treasury stock (at cost: 2016—120,066,527 shares; 2015—109,925,907 shares)	(8,558)	(7,746)
Retained earnings	12,775	12,348
Accumulated other comprehensive loss	(792)	(653)
Total Stockholders’ Equity	22,905	23,100
Noncontrolling interests	1,406	838
Total Equity	24,311	23,938
Total Liabilities and Equity	$50,254	48,580
See Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows	Phillips 66

	Millions of Dollars
	Nine Months Ended September 30
	2016	2015
Cash Flows From Operating Activities
Net income	$1,450	3,614
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	863	797
Impairments	4	3
Accretion on discounted liabilities	15	16
Deferred taxes	467	(125)
Undistributed equity earnings	(772)	17
Net gain on dispositions	(9)	(283)
Other	(192)	70
Working capital adjustments
Decrease (increase) in accounts and notes receivable	185	2,158
Decrease (increase) in inventories	(510)	(1,047)
Decrease (increase) in prepaid expenses and other current assets	(453)	165
Increase (decrease) in accounts payable	1,025	(1,136)
Increase (decrease) in taxes and other accruals	223	(33)
Net Cash Provided by Operating Activities	2,296	4,216

Cash Flows From Investing Activities
Capital expenditures and investments	(2,031)	(3,286)
Proceeds from asset dispositions*	159	68
Advances/loans—related parties	(266)	(50)
Collection of advances/loans—related parties	107	50
Other	(132)	2
Net Cash Used in Investing Activities	(2,163)	(3,216)

Cash Flows From Financing Activities
Issuance of debt	400	1,169
Repayment of debt	(418)	(918)
Issuance of common stock	(30)	(27)
Repurchase of common stock	(812)	(1,106)
Dividends paid on common stock	(954)	(874)
Distributions to noncontrolling interests	(45)	(30)
Net proceeds from issuance of Phillips 66 Partners LP common units	972	384
Other	6	2
Net Cash Used in Financing Activities	(881)	(1,400)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	11	15

Net Change in Cash and Cash Equivalents	(737)	(385)
Cash and cash equivalents at beginning of period	3,074	5,207
Cash and Cash Equivalents at End of Period	$2,337	4,822
* Includes return of investments in equity affiliates and working capital true-ups on dispositions.
See Notes to Consolidated Financial Statements.

Consolidated Statement of Changes in Equity	Phillips 66

	Millions of Dollars
	Attributable to Phillips 66
	Common Stock
	Par Value	Capital in Excess of Par	Treasury Stock	Retained Earnings	Accum. Other Comprehensive Income (Loss)	Noncontrolling Interests	Total

December 31, 2014	$6	19,040	(6,234)	9,309	(531)	447	22,037
Net income	—	—	—	3,577	—	37	3,614
Other comprehensive loss	—	—	—	—	(57)	—	(57)
Cash dividends paid on common stock	—	—	—	(874)	—	—	(874)
Repurchase of common stock	—	—	(1,106)	—	—	—	(1,106)
Benefit plan activity	—	76	—	(12)	—	—	64
Issuance of Phillips 66 Partners LP common units	—	—	—	—	—	384	384
Distributions to noncontrolling interests and other	—	—	—	—	—	(30)	(30)
September 30, 2015	$6	19,116	(7,340)	12,000	(588)	838	24,032

December 31, 2015	$6	19,145	(7,746)	12,348	(653)	838	23,938
Net income	—	—	—	1,392	—	58	1,450
Other comprehensive loss	—	—	—	—	(139)	—	(139)
Cash dividends paid on common stock	—	—	—	(954)	—	—	(954)
Repurchase of common stock	—	—	(812)	—	—	—	(812)
Benefit plan activity	—	66	—	(11)	—	—	55
Issuance of Phillips 66 Partners LP common units	—	263	—	—	—	555	818
Distributions to noncontrolling interests and other	—	—	—	—	—	(45)	(45)
September 30, 2016	$6	19,474	(8,558)	12,775	(792)	1,406	24,311

	Shares in Thousands
	Common Stock Issued	Treasury Stock
December 31, 2014	637,032	90,650
Repurchase of common stock	—	14,544
Shares issued—share-based compensation	1,602	—
September 30, 2015	638,634	105,194

December 31, 2015	639,336	109,926
Repurchase of common stock	—	10,141
Shares issued—share-based compensation	1,581	—
September 30, 2016	640,917	120,067
See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements	Phillips 66

Note 1—Interim Financial Information

The interim financial information presented in the financial statements included in this report is unaudited and includes all known accruals and adjustments necessary, in the opinion of management, for a fair presentation of the consolidated financial position of Phillips 66 and its results of operations and cash flows for the periods presented. Unless otherwise specified, all such adjustments are of a normal and recurring nature. Certain notes and other information have been condensed or omitted from the interim financial statements included in this report. Therefore, these interim financial statements should be read in conjunction with the consolidated financial statements and notes included in our 2015 Annual Report on Form 10-K. The results of operations for the three- and nine-month periods ended September 30, 2016, are not necessarily indicative of the results to be expected for the full year.

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

In June 2014, the FASB issued ASU No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities (VIE) Guidance in Topic 810, Consolidation.” The new update removes the definition of a development stage entity from the Master Glossary of the Accounting Standard Codification (ASC) and the related financial reporting requirements specific to development stage entities. This ASU is intended to reduce cost and complexity of financial reporting for entities that have not commenced planned principal operations. For financial reporting requirements other than the VIE guidance in ASC Topic 810, ASU No. 2014-10 was effective for annual and quarterly reporting periods of public entities beginning after December 15, 2014. For the financial reporting requirements related to VIEs in ASC Topic 810, ASU No. 2014-10 was effective for annual and quarterly reporting periods of public entities beginning after December 15, 2015. We adopted the provisions of this ASU related to the financial reporting requirements other than the VIE guidance effective January 1, 2015. We adopted the remaining provisions effective January 1, 2016, and updated our disclosures about the risks and uncertainties related to our joint venture entities that have not commenced their principal operations.

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

Merey Sweeny, L.P. (MSLP) is a limited partnership that owns a delayed coker and related facilities at the Sweeny Refinery. As discussed more fully in Note 6—Investments, Loans and Long-Term Receivables, in August 2009, a call right was exercised to acquire the 50 percent ownership interest in MSLP of the co-venturer, Petróleos de Venezuela S.A. (PDVSA). That exercise was challenged, and the dispute has been arbitrated. Until current legal challenges are resolved, we will continue to use the equity method of accounting for MSLP, and the VIE analysis below is based on the ownership and governance structure in place prior to the exercise of the call right. MSLP is a VIE because, in securing lender consents in connection with our separation from ConocoPhillips in 2012 (the Separation), we provided a 100 percent debt guarantee to the lender of MSLP’s 8.85% senior notes (MSLP Senior Notes). PDVSA did not participate in the debt guarantee. In our VIE assessment, this disproportionate debt guarantee, plus other liquidity support provided jointly by us and PDVSA independently of equity ownership, results in MSLP not being exposed to all potential losses. We have determined we are not the primary beneficiary while our call exercise award is subject to being vacated, because under the partnership agreement, the co-venturers jointly direct the activities of MSLP that most significantly impact economic performance. At September 30, 2016, our maximum exposure to loss was $325 million, which represents the outstanding principal balance of the MSLP Senior Notes of $140 million and our investment in MSLP of $185 million.

We have a 25 percent ownership interest in Dakota Access, LLC (DAPL) and Energy Transfer Crude Oil Company, LLC (ETCOP), whose planned principal operations have not commenced. Until the planned principal operations have commenced, these entities do not have sufficient equity at risk to fully fund the construction of all assets required for principal operations, and thus represent VIEs. We have determined we are not the primary beneficiary because we and our co-venturer jointly direct the activities of DAPL and ETCOP that most significantly impact economic performance. We use the equity method of accounting for these investments. At September 30, 2016, our maximum exposure to loss was $884 million, which represents the aggregate book value of our equity investments of $525 million, our loans to DAPL and ETCOP for an aggregated balance of $84 million and our share of borrowings under the project financing facility of $275 million.

Note 4—Inventories

Inventories consisted of the following:

	Millions of Dollars
	September 30 2016	December 31 2015

Crude oil and petroleum products	$3,643	3,214
Materials and supplies	262	263
	$3,905	3,477

Inventories valued on the last-in, first-out (LIFO) basis totaled $3,537 million and $3,085 million at September 30, 2016, and December 31, 2015, respectively. The estimated excess of current replacement cost over LIFO cost of inventories amounted to approximately $3.0 billion and $1.3 billion at September 30, 2016, and December 31, 2015, respectively.

Excluding the disposition of the Whitegate Refinery, certain planned year-to-date reductions in inventory caused liquidations of LIFO inventory values that are not expected to be replaced by the end of the year. These liquidations decreased net income by approximately $13 million and $71 million during the three- and nine-month periods ended September 30, 2016, and $37 million for the nine-month period ended September 30, 2015.

In conjunction with the Whitegate Refinery disposition, the refinery’s LIFO inventory values were liquidated causing a decrease in net income of $62 million during the three- and nine-month periods ended September 30, 2016. This LIFO liquidation impact was included in the gain recognized on the disposition.

Note 5—Assets Held for Sale or Sold

In September 2016, we sold the Whitegate Refinery and related marketing assets, which were included primarily in our Refining segment. The net carrying value of the assets was $135 million, which related to $127 million of inventory, other working capital, and properties, plants and equipment (PP&E); and $8 million of allocated goodwill. An immaterial gain was recognized on the disposition.

In July 2013, we completed the sale of the Immingham Combined Heat and Power Plant (ICHP), which was included in our Marketing and Specialties (M&S) segment. A gain on this disposition was deferred at the time of sale due to an indemnity provided to the buyer. We recognized the deferred gain in earnings as our exposure under the indemnity declined, beginning in the third quarter of 2014 and ending in the second quarter of 2015 when the indemnity expired. We recognized $242 million of the deferred gain in the nine-month period ended September 30, 2015, and this amount is included in the “Net gain on dispositions” line of our consolidated statement of income.

Note 6—Investments, Loans and Long-Term Receivables

Equity Investments
Summarized 100 percent financial information for WRB Refining LP (WRB) and Chevron Phillips Chemical Company LLC (CPChem) was as follows:

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015

Revenues	$4,647	5,266	13,115	16,092
Income before income taxes	403	881	1,347	2,611
Net income	386	860	1,290	2,556

Dakota Access, LLC/Energy Transfer Crude Oil Company, LLC
We own a 25 percent interest in the DAPL and ETCOP joint ventures, which are constructing pipelines to deliver crude oil produced in the Bakken area of North Dakota to market centers in the Midwest and the Gulf Coast.  In May 2016, we and our co-venturer executed agreements under which we and our co-venturer would loan DAPL and ETCOP up to a maximum of $2,256 million and $227 million, respectively, with the amounts loaned by us and our co-venturer being proportionate to our ownership interests (Sponsor Loans). In August 2016, DAPL and ETCOP secured a $2.5 billion facility (Facility) with a syndicate of financial institutions on a limited recourse basis with certain guarantees, and the outstanding Sponsor Loans were repaid. Allowable draws under the Facility were initially reduced and finally suspended in September 2016 pending resolution of permitting delays. As a result, DAPL and ETCOP have resumed making draws under the Sponsor Loans. The maximum amounts that could be loaned under the Sponsor Loans were reduced on September 22, 2016, to $1,411 million for DAPL and $76 million for ETCOP. As of September 30, 2016, DAPL and ETCOP have $312 million and $22 million, respectively, outstanding under the Sponsor Loans.  Our 25 percent share of those loans was $78 million and $6 million, respectively. The book values of our investments in DAPL and ETCOP at September 30, 2016 were $396 million and $129 million, respectively.

Other
MSLP owns a delayed coker and related facilities at the Sweeny Refinery. MSLP processes long residue, which is produced from heavy sour crude oil, for a processing fee. Fuel-grade petroleum coke is produced as a by-product and becomes the property of MSLP. Prior to August 28, 2009, MSLP was owned 50/50 by ConocoPhillips and PDVSA. Under the agreements that govern the relationships between the partners, certain defaults by PDVSA with respect to supply of crude oil to the Sweeny Refinery triggered the right to acquire PDVSA’s 50 percent ownership interest in MSLP, which was exercised on August 28, 2009. PDVSA initiated arbitration with the International Chamber of Commerce challenging the exercise of the call right and claiming it was invalid. The arbitral tribunal held hearings on the merits of the dispute in December 2012, and post-hearing briefs were exchanged in March 2013. The arbitral tribunal issued its ruling in April 2014, which upheld the exercise of the call right and the acquisition of the 50 percent ownership interest. In July 2014, PDVSA filed a petition in U.S. district court to vacate the tribunal’s ruling, and in September 2015, the petition was denied. In January 2016, PDVSA filed an appeal in the appellate court to vacate this ruling. Following the Separation, Phillips 66 generally indemnifies ConocoPhillips for liabilities, if any, arising out of the exercise of the call right or otherwise with respect to the joint venture or the refinery. Until current legal challenges are resolved, we will continue to use the equity method of accounting for our investment in MSLP.

Note 7—Properties, Plants and Equipment

Our investment in PP&E, with the associated accumulated depreciation and amortization (Accum. D&A), was:

	Millions of Dollars
	September 30, 2016			December 31, 2015
	Gross PP&E	Accum. D&A	Net PP&E	Gross PP&E	Accum. D&A	Net PP&E

Midstream	$7,851	1,523	6,328	6,978	1,293	5,685
Chemicals	—	—	—	—	—	—
Refining	20,902	8,040	12,862	20,850	8,046	12,804
Marketing and Specialties	1,455	790	665	1,422	746	676
Corporate and Other	1,154	562	592	1,060	504	556
	$31,362	10,915	20,447	30,310	10,589	19,721

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

	Three Months Ended September 30				Nine Months Ended September 30
	2016		2015		2016		2015
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Amounts attributed to Phillips 66 Common Stockholders (millions):
Net income attributable to Phillips 66	$511	511	1,578	1,578	1,392	1,392	3,577	3,577
Income allocated to participating securities	(2)	(1)	(1)	—	(5)	(3)	(5)	—
Net Income available to common stockholders	$509	510	1,577	1,578	1,387	1,389	3,572	3,577

Weighted-average common shares outstanding (thousands):	521,815	525,991	535,618	540,357	524,365	528,650	539,616	544,362
Effect of stock-based compensation	4,176	2,807	4,739	4,339	4,285	3,000	4,746	4,672
Weighted-average common shares outstanding—EPS	525,991	528,798	540,357	544,696	528,650	531,650	544,362	549,034

Earnings Per Share of Common Stock (dollars)	$0.97	0.96	2.92	2.90	2.62	2.61	6.56	6.52

Note 9—Debt

In early October 2016, we amended our Phillips 66 revolving credit facility, primarily to extend the term from December 2019 to October 2021. Borrowing capacity under the Phillips 66 facility remained at $5 billion. Phillips 66 Partners LP also amended its revolving credit facility in early October, primarily to increase its borrowing capacity to $750 million and to extend the term from November 2019 to October 2021.

At both September 30, 2016, and December 31, 2015, we had no direct outstanding borrowings under our $5 billion revolving credit agreement, while $51 million in letters of credit had been issued that were supported by it. At September 30, 2016, $50 million was outstanding under the revolving credit agreement of Phillips 66 Partners, compared with no borrowings outstanding under the facility at December 31, 2015. Accordingly, as of September 30, 2016, an aggregate $5.4 billion of total capacity was available under these facilities.

During the second quarter of 2016, we reclassified $1.5 billion of 2.95% Senior Notes due 2017 from long-term debt to short-term debt on our consolidated balance sheet, due to the notes maturing within the next twelve months.

In October 2016, Phillips 66 Partners closed on a public debt offering pursuant to its effective shelf registration statement and issued the following unsecured senior notes:

•	$500 million aggregate principal amount of 3.55% Senior Notes due 2026.

•	$625 million aggregate principal amount of 4.90% Senior Notes due 2046.

Interest on each series of senior notes is payable semi-annually in arrears on April 1 and October 1 of each year, commencing on April 1, 2017.

Note 10—Guarantees

At September 30, 2016, we were liable for certain contingent obligations under various contractual arrangements as described below. We recognize a liability, at inception, for the fair value of our obligation as a guarantor for newly issued or modified guarantees. Unless the carrying amount of the liability is noted below, we have not recognized a liability either because the guarantees were issued prior to December 31, 2002, or because the fair value of the obligation is immaterial. In addition, unless otherwise stated, we are not currently performing with any significance under the guarantee and expect future performance to be either immaterial or have only a remote chance of occurrence.

Guarantees of Joint Venture Debt
In 2012, in connection with the Separation, we issued a guarantee for 100 percent of the MSLP Senior Notes issued in July 1999. At September 30, 2016, the maximum potential amount of future payments to third parties under the guarantee was estimated to be $140 million, which could become payable if MSLP fails to meet its obligations under the senior notes agreement. The MSLP Senior Notes mature in 2019.

Other Guarantees
In the second quarter of 2016, the operating lease commenced on our new headquarters facility in Houston, Texas, after construction was deemed substantially complete. Under this lease agreement, we have a residual value guarantee with a maximum future exposure of $554 million. The operating lease has a term of five years and provides us the option, at the end of the lease term, to request to renew the lease, purchase the facility, or assist the lessor in marketing it for resale.

We have residual value guarantees associated with railcar and airplane leases with maximum future exposures totaling $369 million. We have other guarantees with maximum future exposures totaling $110 million, which consist primarily of guarantees to fund the short-term cash liquidity deficits of certain joint ventures and guarantees of the lease payment obligations of a joint venture. These guarantees generally extend up to eight years or the life of the venture.

Indemnifications
Over the years, we have entered into various agreements to sell ownership interests in certain corporations, joint ventures and assets that gave rise to qualifying indemnifications. Agreements associated with these sales include indemnifications for taxes, litigation, environmental liabilities, permits and licenses, and employee claims; and real estate indemnity against tenant defaults. The provisions of these indemnifications vary greatly. The majority of these indemnifications are related to environmental issues with generally indefinite terms, and the maximum amount of future payments is generally unlimited. The carrying amount recorded for indemnifications at September 30, 2016, was $195 million.

We amortize the indemnification liability over the relevant time period, if one exists, based on the facts and circumstances surrounding each type of indemnity. In cases where the indemnification term is indefinite, we will reverse the liability when we have information the liability is essentially relieved or amortize the liability over an appropriate time period as the fair value of our indemnification exposure declines. Although it is reasonably possible future payments may exceed amounts recorded, due to the nature of the indemnifications, it is not possible to make a reasonable estimate of the maximum potential amount of future payments. Included in the recorded carrying amount were $100 million of environmental accruals for known contamination that were primarily included in “Asset retirement obligations and accrued environmental costs” at September 30, 2016. For additional information about environmental liabilities, see Note 11—Contingencies and Commitments.

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

We are currently participating in environmental assessments and cleanups at numerous federal Superfund and comparable state sites. After an assessment of environmental exposures for cleanup and other costs, we make accruals on an undiscounted basis (except those pertaining to sites acquired in a purchase business combination, which we record on a discounted basis) for planned investigation and remediation activities for sites where it is probable future costs will be incurred and these costs can be reasonably estimated. At September 30, 2016, our total environmental accrual was $484 million, compared with $485 million at December 31, 2015. We expect to incur a substantial amount of these expenditures within the next 30 years. We have not reduced these accruals for possible insurance recoveries. In the future, we may be involved in additional environmental assessments, cleanups and proceedings.

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

At September 30, 2016, we had performance obligations secured by letters of credit and bank guarantees of $582 million (of which $51 million was issued under the provisions of our revolving credit facility, and the remainder was issued as direct bank letters of credit and bank guarantees) related to various purchase and other commitments incident to the ordinary conduct of business.

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

	Millions of Dollars
	September 30 2016	December 31 2015
Assets
Prepaid expenses and other current assets	$553	2,607
Other assets	18	5
Liabilities
Other accruals	618	2,425
Other liabilities and deferred credits	18	5
Hedge accounting has not been used for any item in the table.

The recognized gains (losses) incurred from commodity derivatives, and the line items where they appear on our consolidated statement of income, were:

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015

Sales and other operating revenues	$(6)	195	(274)	21
Other income	8	12	24	59
Purchased crude oil and products	36	117	(89)	66
Hedge accounting has not been used for any item in the table.

The following table summarizes our material net exposures resulting from outstanding commodity derivative contracts. These financial and physical derivative contracts are primarily used to manage price exposure on our underlying operations. The underlying exposures may be from non-derivative positions such as inventory volumes. Financial derivative contracts may also offset physical derivative contracts, such as forward sales contracts. The percentage of our derivative contract volumes expiring within the next 12 months was approximately 97 percent and 99 percent at September 30, 2016, and December 31, 2015, respectively.

	Open Position Long/(Short)
	September 30 2016	December 31 2015
Commodity
Crude oil, refined products and NGL (millions of barrels)	(37)	(17)

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

The aggregate fair values of all derivative instruments with such credit-risk-related contingent features that were in a liability position were not material at September 30, 2016, or December 31, 2015.

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

We classify the fair value of an asset or liability based on the lowest level of input significant to its measurement; however, the fair value of an asset or liability initially reported as Level 3 will be subsequently reported as Level 2 if the unobservable inputs become inconsequential to its measurement or corroborating market data becomes available. Conversely, an asset or liability initially reported as Level 2 will be subsequently reported as Level 3 if corroborating market data becomes unavailable. For the nine-month period ended September 30, 2016, derivative assets with an aggregate value of $180 million and derivative liabilities with an aggregate value of $149 million were transferred into Level 1 from Level 2, as measured from the beginning of the reporting period. The measurements were reclassified within the fair value hierarchy due to the availability of unadjusted quoted prices from an active market.

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

The carrying values and fair values by hierarchy of our material financial instruments and commodity forward contracts, either carried or disclosed at fair value, including any effects of netting derivative assets with liabilities and netting collateral due to right of setoff or master netting agreements, were:

	Millions of Dollars
	September 30, 2016
	Fair Value Hierarchy			Total Fair Value of Gross Assets & Liabilities	Effect of Counterparty Netting	Effect of Collateral Netting	Difference in Carrying Value and Fair Value	Net Carrying Value Presented on the Balance Sheet	Cash Collateral Received or Paid, Not Offset on Balance Sheet
	Level 1	Level 2	Level 3
Commodity Derivative Assets
Exchange-cleared instruments	$292	213	—	505	(505)	—	—	—	—
OTC instruments	—	1	—	1	—	—	—	1	—
Physical forward contracts*	—	62	3	65	—	—	—	65	—
Rabbi trust assets	96	—	—	96	N/A	N/A	—	96	N/A
	$388	276	3	667	(505)	—	—	162

Commodity Derivative Liabilities
Exchange-cleared instruments	$328	271	—	599	(505)	(94)	—	—	—
OTC instruments	—	1	—	1	—	—	—	1	—
Physical forward contracts*	—	35	1	36	—	—	—	36	—
Interest-rate derivatives	—	13	—	13	—	—	—	13	—
Floating-rate debt	100	—	—	100	N/A	N/A	—	100	N/A
Fixed-rate debt, excluding capital leases**	—	9,517	—	9,517	N/A	N/A	(935)	8,582	N/A
	$428	9,837	1	10,266	(505)	(94)	(935)	8,732
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

Note 14—Employee Benefit Plans

Pension and Postretirement Plans
The components of net periodic benefit cost for the three- and nine-month periods ended September 30, 2016 and 2015, were as follows:

	Millions of Dollars
	Pension Benefits				Other Benefits
	2016		2015		2016	2015
	U.S.	Int’l.	U.S.	Int’l.
Components of Net Periodic Benefit Cost
Three Months Ended September 30
Service cost	$32	8	32	9	1	1
Interest cost	29	7	27	7	2	2
Expected return on plan assets	(32)	(9)	(35)	(9)	—	—
Amortization of prior service cost	1	—	—	—	—	—
Recognized net actuarial loss	18	4	19	4	—	—
Settlements	2	—	75	—	—	—
Net periodic benefit cost	$50	10	118	11	3	3

Nine Months Ended September 30
Service cost	$96	26	94	29	5	5
Interest cost	87	22	81	21	6	6
Expected return on plan assets	(96)	(29)	(105)	(28)	—	—
Amortization of prior service cost (credit)	2	(1)	2	(1)	(1)	(1)
Recognized net actuarial loss (gain)	54	11	56	12	—	(1)
Settlements	5	—	76	—	—	—
Net periodic benefit cost	$148	29	204	33	10	9

During the first nine months of 2016, we contributed $333 million to our U.S. benefit plans and $30 million to our international benefit plans. We currently expect to make additional contributions of approximately $5 million to our U.S. benefit plans and $10 million to our international benefit plans during the remainder of 2016.

In conjunction with the Whitegate Refinery disposition, the fair market value of plan assets was updated and the pension benefit obligation was remeasured for the Ireland Pension Plan as of August 31, 2016. At the measurement date, the pension liability had a net decrease of $3 million, which resulted in an increase to other comprehensive income, due to the following two components: 1) a curtailment gain (decrease in projected benefit obligation) of $31 million, as all future benefit accruals were eliminated from projected benefit obligation, and 2) an actuarial loss (increase in projected benefit obligation) of $28 million, which was primarily related to a decline in the discount rate from 2.3 percent at December 31, 2015, to 1.3 percent at August 31, 2016.

Note 15—Accumulated Other Comprehensive Income (Loss)

The following table depicts changes in accumulated other comprehensive income (loss) by component, as well as detail on reclassifications out of accumulated other comprehensive income (loss):

	Millions of Dollars
	Defined Benefit Plans	Foreign Currency Translation	Hedging	Accumulated Other Comprehensive Income (Loss)

December 31, 2014	$(696)	167	(2)	(531)
Other comprehensive loss before reclassifications	(63)	(88)	—	(151)
Amounts reclassified from accumulated other comprehensive income (loss)*
Amortization of defined benefit plan items**
Actuarial losses and settlements	94	—	—	94
Net current period other comprehensive income (loss)	31	(88)	—	(57)
September 30, 2015	$(665)	79	(2)	(588)

December 31, 2015	$(662)	11	(2)	(653)
Other comprehensive income (loss) before reclassifications	10	(187)	(7)	(184)
Amounts reclassified from accumulated other comprehensive income (loss)*
Amortization of defined benefit plan items**
Actuarial losses and settlements	45	—	—	45
Net current period other comprehensive income (loss)	55	(187)	(7)	(139)
September 30, 2016	$(607)	(176)	(9)	(792)
* There were no significant reclassifications related to foreign currency translation or hedging.
** These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit cost (see Note 14—Employee Benefit Plans, for additional information).

Note 16—Related Party Transactions

Significant transactions with related parties were:

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015

Operating revenues and other income (a)	$588	581	1,544	1,872
Purchases (b)	2,118	1,927	5,769	6,281
Operating expenses and selling, general and administrative expenses (c)	31	29	92	91

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

2)	Chemicals—Manufactures and markets petrochemicals and plastics on a worldwide basis. The Chemicals segment consists of our 50 percent equity investment in CPChem.

3)	Refining—Buys, sells and refines crude oil and other feedstocks at 13 refineries, mainly in the United States and Europe.

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

Analysis of Results by Operating Segment

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
Sales and Other Operating Revenues
Midstream
Total sales	$934	821	2,784	2,703
Intersegment eliminations	(296)	(250)	(866)	(747)
Total Midstream	638	571	1,918	1,956
Chemicals	1	1	3	4
Refining
Total sales	13,465	16,511	37,242	49,737
Intersegment eliminations	(9,035)	(10,758)	(24,840)	(31,434)
Total Refining	4,430	5,753	12,402	18,303
Marketing and Specialties
Total sales	16,799	19,852	47,327	57,943
Intersegment eliminations	(252)	(386)	(792)	(1,146)
Total Marketing and Specialties	16,547	19,466	46,535	56,797
Corporate and Other	8	1	24	22
Consolidated sales and other operating revenues	$21,624	25,792	60,882	77,082

Net Income (Loss) Attributable to Phillips 66
Midstream	$75	101	179	90
Chemicals	101	252	447	750
Refining	177	1,003	412	2,145
Marketing and Specialties	267	338	701	956
Corporate and Other	(109)	(116)	(347)	(364)
Consolidated net income attributable to Phillips 66	$511	1,578	1,392	3,577

	Millions of Dollars
	September 30 2016	December 31 2015
Total Assets
Midstream	$12,186	11,043
Chemicals	5,746	5,237
Refining	22,939	21,993
Marketing and Specialties	6,056	5,631
Corporate and Other	3,327	4,676
Consolidated total assets	$50,254	48,580

Note 18—Income Taxes

Our effective tax rates for the third quarter and the first nine months of 2016 were 34 percent and 32 percent, respectively, compared with 33 percent and 31 percent for the corresponding periods of 2015. The effective tax rate varies from the federal statutory tax rate of 35 percent primarily as a result of foreign operations, partially offset by state tax expense.

Note 19—Phillips 66 Partners LP

In 2013, we formed Phillips 66 Partners, a master limited partnership, to own, operate, develop and acquire primarily fee-based crude oil, refined petroleum product and NGL pipelines and terminals, as well as other transportation and midstream assets.

In March 2016, we contributed to Phillips 66 Partners a 25 percent interest in our then wholly owned subsidiary, Phillips 66 Sweeny Frac LLC, which owns the Sweeny Fractionator, an NGL fractionator located within our Sweeny Refinery complex in Old Ocean, Texas, and the Clemens Caverns, an NGL salt dome storage facility located near Brazoria, Texas. Total consideration for the transaction was $236 million, which consisted of Phillips 66 Partners’ assumption of a $212 million note payable to us and the issuance of common units and general partner units to us with an aggregate fair value of $24 million.

In May 2016, we contributed to Phillips 66 Partners the remaining 75 percent interest in Phillips 66 Sweeny Frac LLC and a 100 percent interest in our wholly owned subsidiary, Phillips 66 Plymouth LLC, which owned the Standish Pipeline, a refined petroleum product pipeline system extending from the Ponca City Refinery in Ponca City, Oklahoma, and terminating at the North Wichita Terminal in Wichita, Kansas. Total consideration for the transaction was $775 million, consisting of Phillips 66 Partners’ assumption of $675 million of notes payable to us and the issuance of common units and general units to us with an aggregate fair value of $100 million.

On May 10, 2016, Phillips 66 Partners completed a public offering of 12,650,000 common units representing limited partner interests, at a price of $52.40 per unit. The net proceeds at closing were $656 million. Phillips 66 Partners used these net proceeds to repay a portion of the assumed notes discussed above.

In June 2016, Phillips 66 Partners began issuing common units under a continuous offering program, which allows for the issuance of up to an aggregate of $250 million of Phillips 66 Partners’ common units, in amounts, at prices and on terms to be determined by market conditions and other factors at the time of the offerings. We refer to this as an at-the-market, or ATM, program. Through September 30, 2016, on a settlement-date basis, Phillips 66 Partners issued an aggregate of 346,152 common units under the ATM program, generating net proceeds of approximately $19 million.

On August 12, 2016, Phillips 66 Partners completed a public offering of 6,000,000 common units representing limited partner interests, at a price of $50.22 per unit. The net proceeds at closing were $299 million. The net proceeds from the offering were used to repay the note assumed in the March transaction discussed above, as well as short-term borrowings incurred to fund Phillips 66 Partners’ acquisition of an additional interest in Explorer Pipeline Company and its contribution to the recently formed STACK pipeline joint venture.

On October 11, 2016, we contributed to Phillips 66 Partners certain crude oil, refined product and NGL pipeline and terminal assets supporting four of our refineries. The transaction closed on October 14, 2016, at which time Phillips 66 Partners paid Phillips 66 total consideration of approximately $1.3 billion, consisting of $1,109 million in cash and the issuance of common and general partner units to us with a fair value of $196 million. Phillips 66 Partners funded the cash portion of the transaction with proceeds from a public debt offering of unsecured senior notes of $1,125 million in the aggregate. See Note 9—Debt for additional information on the notes offering.

At September 30, 2016, we owned a 57 percent limited partner interest and a 2 percent general partner interest in Phillips 66 Partners, while the public owned a 41 percent limited partner interest. We consolidate Phillips 66 Partners because we control the partnership through our general partner interest (see Note 3—Variable Interest Entities, for additional information). The public’s ownership interest in Phillips 66 Partners is reflected as a noncontrolling interest in our financial statements. The most significant assets of Phillips 66 Partners that are available to settle only its obligations at September 30, 2016, were equity investments of $1,103 million and net PP&E of $1,674 million.

Note 20—New Accounting Standards

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which clarifies the treatment of several cash flow categories. In addition, ASU No. 2016-15 clarifies that when cash receipts and cash payments have aspects of more than one class of cash flows and cannot be separated, classification will depend on the predominant source or use. Public business entities should apply the guidance in ASU No. 2016-15 for annual periods beginning after December 15, 2017, including interim periods within those annual periods, with early adoption permitted. We are currently evaluating the provisions of ASU No. 2016-15 and assessing the impact on our financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The new standard amends the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in the more timely recognition of losses. Public business entities should apply the guidance in ASU No. 2016-13 for annual periods beginning after December 15, 2019, including interim periods within those annual periods. Early adoption will be permitted for annual periods beginning after December 15, 2018. We are currently evaluating the provisions of ASU No. 2016-13 and assessing the impact on our financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which simplifies several aspects of the accounting for share-based payment award transactions including accounting for income taxes and classification of excess tax benefits on the statement of cash flows, forfeitures and minimum statutory tax withholding requirements. Public business entities should apply the guidance in ASU No. 2016-09 for annual periods beginning after December 15, 2016, including interim periods within those annual periods. Early adoption is permitted. We are currently evaluating the provisions of ASU No. 2016-09 and assessing the impact on our financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” In the new standard, the FASB modified its determination of whether a contract is a lease rather than whether a lease is a capital or operating lease under the previous accounting principles generally accepted in the United States (GAAP). A contract represents a lease if a transfer of control occurs over an identified property, plant and equipment for a period of time in exchange for consideration. Control over the use of the identified asset includes the right to obtain substantially all of the economic benefits from the use of the asset and the right to direct its use. The FASB continued to maintain two classifications of leases — financing and operating — which are substantially similar to capital and operating leases in the previous lease guidance. Under the new standard, recognition of assets and liabilities arising from operating leases will require recognition on the balance sheet. The effect of all leases in the statement of comprehensive income and the statement of cash flows will be largely unchanged. Lessor accounting will also be largely unchanged. Additional disclosures will be required for financing and operating leases for both lessors and lessees. Public business entities should apply the guidance in ASU No. 2016-02 for annual periods beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted. We are currently evaluating the provisions of ASU No. 2016-02 and assessing its impact on our financial statements.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” to meet its objective of providing more decision-useful information about financial instruments. The majority of this ASU’s provisions amend only the presentation or disclosures of financial instruments; however, one provision will also affect net income. Equity investments carried under the cost method or lower of cost or fair value method of accounting, in accordance with current GAAP, will have to be carried at fair value upon adoption of ASU No. 2016-01, with changes in fair value recorded in net income. For equity investments that do not have readily determinable fair values, a company may elect to carry such investments at cost less impairments, if any, adjusted up or down for price changes in similar financial instruments issued by the investee, when and if observed. Public business entities should apply the guidance in ASU No. 2016-01 for annual periods beginning after December 15, 2017, and interim periods within those annual periods, with early adoption prohibited. We are currently evaluating the provisions of ASU No. 2016-01. Our initial review indicates that ASU No. 2016-01 will have a limited impact on our financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” The new standard converged guidance on recognizing revenues in contracts with customers under GAAP and International Financial Reporting Standards. This ASU is intended to improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date.” The amendment in this ASU defers the effective date of ASU No. 2014-09 for all entities for one year. Public business entities should apply the guidance in ASU No. 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier adoption is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. Retrospective or modified retrospective application of the accounting standard is required. We are currently evaluating the provisions of ASU No. 2014-09 and assessing the impact on our financial statements. As part of our assessment work to-date, we have formed an implementation work team, completed training on the new ASU’s revenue recognition model and are continuing our contract review and documentation.

Note 21—Condensed Consolidating Financial Information

$7.5 billion of our senior notes were issued by Phillips 66, and are guaranteed by Phillips 66 Company, a 100-percent-owned subsidiary. Phillips 66 Company has fully and unconditionally guaranteed the payment obligations of Phillips 66 with respect to these debt securities. The following condensed consolidating financial information presents the results of operations, financial position and cash flows for:

•	Phillips 66 and Phillips 66 Company (in each case, reflecting investments in subsidiaries utilizing the equity method of accounting).

•	All other nonguarantor subsidiaries.

•	The consolidating adjustments necessary to present Phillips 66’s results on a consolidated basis.

This condensed consolidating financial information should be read in conjunction with the accompanying consolidated financial statements and notes.

	Millions of Dollars
	Three Months Ended September 30, 2016
Statement of Income	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Revenues and Other Income
Sales and other operating revenues	$—	15,264	6,360	—	21,624
Equity in earnings of affiliates	571	521	108	(809)	391
Net gain (loss) on dispositions	—	(11)	14	—	3
Other income	—	10	14	—	24
Intercompany revenues	—	173	2,685	(2,858)	—
Total Revenues and Other Income	571	15,957	9,181	(3,667)	22,042

Costs and Expenses
Purchased crude oil and products	—	12,377	6,388	(2,804)	15,961
Operating expenses	—	864	206	(9)	1,061
Selling, general and administrative expenses	1	314	99	(3)	411
Depreciation and amortization	—	206	87	—	293
Impairments	—	1	1	—	2
Taxes other than income taxes	—	1,390	2,034	—	3,424
Accretion on discounted liabilities	—	3	2	—	5
Interest and debt expense	91	6	26	(42)	81
Foreign currency transaction gains	—	—	(9)	—	(9)
Total Costs and Expenses	92	15,161	8,834	(2,858)	21,229
Income before income taxes	479	796	347	(809)	813
Provision (benefit) for income taxes	(32)	225	84	—	277
Net Income	511	571	263	(809)	536
Less: net income attributable to noncontrolling interests	—	—	25	—	25
Net Income Attributable to Phillips 66	$511	571	238	(809)	511

Comprehensive Income	$471	531	207	(713)	496

	Millions of Dollars
	Three Months Ended September 30, 2015
Statement of Income	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Revenues and Other Income
Sales and other operating revenues	$—	18,122	7,670	—	25,792
Equity in earnings of affiliates	1,637	946	89	(2,089)	583
Net gain on dispositions	—	—	22	—	22
Other income	—	12	8	—	20
Intercompany revenues	—	264	2,556	(2,820)	—
Total Revenues and Other Income	1,637	19,344	10,345	(4,909)	26,417

Costs and Expenses
Purchased crude oil and products	—	14,210	7,138	(2,768)	18,580
Operating expenses	—	887	203	(7)	1,083
Selling, general and administrative expenses	2	339	107	(11)	437
Depreciation and amortization	—	206	64	—	270
Impairments	—	1	—	—	1
Taxes other than income taxes	—	1,396	2,214	—	3,610
Accretion on discounted liabilities	—	4	1	—	5
Interest and debt expense	90	7	8	(34)	71
Foreign currency transaction losses	—	1	—	—	1
Total Costs and Expenses	92	17,051	9,735	(2,820)	24,058
Income before income taxes	1,545	2,293	610	(2,089)	2,359
Provision (benefit) for income taxes	(33)	656	144	—	767
Net Income	1,578	1,637	466	(2,089)	1,592
Less: net income attributable to noncontrolling interests	—	—	14	—	14
Net Income Attributable to Phillips 66	$1,578	1,637	452	(2,089)	1,578

Comprehensive Income	$1,459	1,518	365	(1,869)	1,473

	Millions of Dollars
	Nine Months Ended September 30, 2016
Statement of Income	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Revenues and Other Income
Sales and other operating revenues	$—	42,199	18,683	—	60,882
Equity in earnings of affiliates	1,574	1,406	268	(2,089)	1,159
Net gain (loss) on dispositions	—	(11)	20	—	9
Other income	—	34	25	—	59
Intercompany revenues	—	570	6,398	(6,968)	—
Total Revenues and Other Income	1,574	44,198	25,394	(9,057)	62,109

Costs and Expenses
Purchased crude oil and products	—	33,844	17,047	(6,802)	44,089
Operating expenses	—	2,477	628	(27)	3,078
Selling, general and administrative expenses	5	914	307	(8)	1,218
Depreciation and amortization	—	609	254	—	863
Impairments	—	1	3	—	4
Taxes other than income taxes	—	4,131	6,348	—	10,479
Accretion on discounted liabilities	—	11	4	—	15
Interest and debt expense	275	23	83	(131)	250
Foreign currency transaction gains	—	—	(16)	—	(16)
Total Costs and Expenses	280	42,010	24,658	(6,968)	59,980
Income before income taxes	1,294	2,188	736	(2,089)	2,129
Provision (benefit) for income taxes	(98)	614	163	—	679
Net Income	1,392	1,574	573	(2,089)	1,450
Less: net income attributable to noncontrolling interests	—	—	58	—	58
Net Income Attributable to Phillips 66	$1,392	1,574	515	(2,089)	1,392

Comprehensive Income	$1,253	1,435	398	(1,775)	1,311

	Millions of Dollars
	Nine Months Ended September 30, 2015
Statement of Income	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Revenues and Other Income
Sales and other operating revenues	$—	53,612	23,470	—	77,082
Equity in earnings (losses) of affiliates	3,760	2,362	(13)	(4,663)	1,446
Net gain (loss) on dispositions	—	(115)	398	—	283
Other income	—	77	32	—	109
Intercompany revenues	—	753	7,699	(8,452)	—
Total Revenues and Other Income	3,760	56,689	31,586	(13,115)	78,920

Costs and Expenses
Purchased crude oil and products	—	42,959	22,899	(8,330)	57,528
Operating expenses	4	2,543	704	(31)	3,220
Selling, general and administrative expenses	5	934	311	(13)	1,237
Depreciation and amortization	—	614	183	—	797
Impairments	—	3	—	—	3
Taxes other than income taxes	—	4,212	6,409	—	10,621
Accretion on discounted liabilities	—	12	4	—	16
Interest and debt expense	273	19	22	(78)	236
Foreign currency transaction losses	—	1	49	—	50
Total Costs and Expenses	282	51,297	30,581	(8,452)	73,708
Income before income taxes	3,478	5,392	1,005	(4,663)	5,212
Provision (benefit) for income taxes	(99)	1,632	65	—	1,598
Net Income	3,577	3,760	940	(4,663)	3,614
Less: net income attributable to noncontrolling interests	—	—	37	—	37
Net Income Attributable to Phillips 66	$3,577	3,760	903	(4,663)	3,577

Comprehensive Income	$3,520	3,703	878	(4,544)	3,557

	Millions of Dollars
	September 30, 2016
Balance Sheet	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Assets
Cash and cash equivalents	$—	885	1,452	—	2,337
Accounts and notes receivable	10	3,417	3,313	(1,739)	5,001
Inventories	—	2,578	1,327	—	3,905
Prepaid expenses and other current assets	—	408	313	—	721
Total Current Assets	10	7,288	6,405	(1,739)	11,964
Investments and long-term receivables	31,651	22,892	8,077	(49,343)	13,277
Net properties, plants and equipment	—	12,997	7,450	—	20,447
Goodwill	—	3,032	235	—	3,267
Intangibles	—	721	171	—	892
Other assets	12	221	176	(2)	407
Total Assets	$31,673	47,151	22,514	(51,084)	50,254

Liabilities and Equity
Accounts payable	$—	5,320	2,981	(1,739)	6,562
Short-term debt	1,499	29	55	—	1,583
Accrued income and other taxes	—	342	527	—	869
Employee benefit obligations	—	405	48	—	453
Other accruals	143	410	80	—	633
Total Current Liabilities	1,642	6,506	3,691	(1,739)	10,100
Long-term debt	5,919	135	1,221	—	7,275
Asset retirement obligations and accrued environmental costs	—	491	163	—	654
Deferred income taxes	—	4,508	2,062	(2)	6,568
Employee benefit obligations	—	866	195	—	1,061
Other liabilities and deferred credits	1,178	3,036	3,675	(7,604)	285
Total Liabilities	8,739	15,542	11,007	(9,345)	25,943
Common stock	10,922	25,404	10,781	(36,185)	10,922
Retained earnings	12,804	6,997	(386)	(6,640)	12,775
Accumulated other comprehensive loss	(792)	(792)	(294)	1,086	(792)
Noncontrolling interests	—	—	1,406	—	1,406
Total Liabilities and Equity	$31,673	47,151	22,514	(51,084)	50,254

	Millions of Dollars
	December 31, 2015
Balance Sheet	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Assets
Cash and cash equivalents	$—	575	2,499	—	3,074
Accounts and notes receivable	14	3,643	2,217	(701)	5,173
Inventories	—	2,171	1,306	—	3,477
Prepaid expenses and other current assets	2	382	148	—	532
Total Current Assets	16	6,771	6,170	(701)	12,256
Investments and long-term receivables	33,315	24,068	7,395	(52,635)	12,143
Net properties, plants and equipment	—	12,651	7,070	—	19,721
Goodwill	—	3,040	235	—	3,275
Intangibles	—	726	180	—	906
Other assets	16	154	113	(4)	279
Total Assets	$33,347	47,410	21,163	(53,340)	48,580

Liabilities and Equity
Accounts payable	$—	4,015	2,341	(701)	5,655
Short-term debt	—	25	19	—	44
Accrued income and other taxes	—	320	558	—	878
Employee benefit obligations	—	528	48	—	576
Other accruals	59	240	79	—	378
Total Current Liabilities	59	5,128	3,045	(701)	7,531
Long-term debt	7,413	158	1,272	—	8,843
Asset retirement obligations and accrued environmental costs	—	496	169	—	665
Deferred income taxes	—	4,500	1,545	(4)	6,041
Employee benefit obligations	—	1,094	191	—	1,285
Other liabilities and deferred credits	2,746	2,765	3,734	(8,968)	277
Total Liabilities	10,218	14,141	9,956	(9,673)	24,642
Common stock	11,405	25,404	10,688	(36,092)	11,405
Retained earnings	12,377	8,518	(200)	(8,347)	12,348
Accumulated other comprehensive loss	(653)	(653)	(119)	772	(653)
Noncontrolling interests	—	—	838	—	838
Total Liabilities and Equity	$33,347	47,410	21,163	(53,340)	48,580

	Millions of Dollars
	Nine Months Ended September 30, 2016
Statement of Cash Flows	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Cash Flows From Operating Activities
Net Cash Provided by Operating Activities	$3,111	1,790	1,174	(3,779)	2,296

Cash Flows From Investing Activities
Capital expenditures and investments*	—	(1,025)	(1,044)	38	(2,031)
Proceeds from asset dispositions**	—	—	159	—	159
Intercompany lending activities	(1,303)	2,692	(1,389)	—	—
Advances/loans—related parties	—	(75)	(191)	—	(266)
Collection of advances/loans—related parties	—	—	107	—	107
Other	—	30	(162)	—	(132)
Net Cash Provided by (Used in) Investing Activities	(1,303)	1,622	(2,520)	38	(2,163)

Cash Flows From Financing Activities
Issuance of debt	—	—	400	—	400
Repayment of debt	—	(21)	(397)	—	(418)
Issuance of common stock	(30)	—	—	—	(30)
Repurchase of common stock	(812)	—	—	—	(812)
Dividends paid on common stock	(954)	(3,099)	(680)	3,779	(954)
Distributions to noncontrolling interests	—	—	(45)	—	(45)
Net proceeds from issuance of Phillips 66 Partners LP common units	—	—	972	—	972
Other*	(12)	18	38	(38)	6
Net Cash Provided by (Used in) Financing Activities	(1,808)	(3,102)	288	3,741	(881)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	11	—	11

Net Change in Cash and Cash Equivalents	—	310	(1,047)	—	(737)
Cash and cash equivalents at beginning of period	—	575	2,499	—	3,074
Cash and Cash Equivalents at End of Period	$—	885	1,452	—	2,337
* Includes intercompany capital contributions.
** Includes return of investments in equity affiliates and working capital true-ups on dispositions.

	Millions of Dollars
	Nine Months Ended September 30, 2015
Statement of Cash Flows	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Cash Flows From Operating Activities
Net Cash Provided by Operating Activities	$884	2,179	2,131	(978)	4,216

Cash Flows From Investing Activities
Capital expenditures and investments*	—	(925)	(3,195)	834	(3,286)
Proceeds from asset dispositions**	—	774	176	(882)	68
Intercompany lending activities	1,938	(2,201)	263	—	—
Advances/loans—related parties	—	(50)	—	—	(50)
Collection of advances/loans—related parties	—	50	—	—	50
Other	—	(22)	24	—	2
Net Cash Provided by (Used in) Investing Activities	1,938	(2,374)	(2,732)	(48)	(3,216)

Cash Flows From Financing Activities
Issuance of debt	—	—	1,169	—	1,169
Repayment of debt	(800)	(19)	(99)	—	(918)
Issuance of common stock	(27)	—	—	—	(27)
Repurchase of common stock	(1,106)	—	—	—	(1,106)
Dividends paid on common stock	(874)	(874)	(64)	938	(874)
Distributions to controlling interests	—	—	(186)	186	—
Distributions to noncontrolling interests	—	—	(30)	—	(30)
Net proceeds from issuance of Phillips 66 Partners LP common units	—	—	384	—	384
Other*	(15)	27	88	(98)	2
Net Cash Provided by (Used in) Financing Activities	(2,822)	(866)	1,262	1,026	(1,400)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	15	—	15

Net Change in Cash and Cash Equivalents	—	(1,061)	676	—	(385)
Cash and cash equivalents at beginning of period	—	2,045	3,162	—	5,207
Cash and Cash Equivalents at End of Period	$—	984	3,838	—	4,822
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

BUSINESS ENVIRONMENT AND EXECUTIVE OVERVIEW

Phillips 66 is an energy manufacturing and logistics company with midstream, chemicals, refining, and marketing and specialties businesses. At September 30, 2016, we had total assets of $50 billion. Our common stock trades on the New York Stock Exchange under the symbol “PSX.”

Executive Overview
We reported earnings of $511 million in the third quarter of 2016 and generated $883 million in cash from operating activities. In addition, Phillips 66 Partners raised net proceeds of $303 million in public offerings of common units. We used available cash to fund capital expenditures and investments of $661 million, pay dividends of $329 million and repurchase $179 million of our common stock. We ended the third quarter of 2016 with $2.3 billion of cash and cash equivalents and approximately $5.4 billion of total capacity available under our liquidity facilities.

Business Environment
Commodity prices remained compressed during the third quarter of 2016. The discount for the U.S. benchmark West Texas Intermediate (WTI) crude oil price versus the international benchmark Brent crude oil price narrowed over the course of 2015 and the first nine months of 2016 due to falling domestic production and adequate infrastructure. The sustained low-commodity-price environment has had a variety of impacts, both favorable and unfavorable, on our businesses that vary by segment.

Earnings in the Midstream segment, which includes our 50 percent equity investment in DCP Midstream, LLC (DCP Midstream), are closely linked to natural gas liquids (NGL) prices, natural gas prices and crude oil prices. NGL prices decreased in the third quarter of 2016 compared with the second quarter of 2016, generally following crude oil prices. NGL prices increased in the third quarter of 2016 compared with the third quarter of 2015 due to an increase in export capacity in the United States. Natural gas prices recovered throughout the third quarter of 2016 compared with the second quarter of 2016 and the third quarter of 2015 as production leveled out and demand for natural gas to fuel electricity generation increased.

The Chemicals segment consists of our 50 percent equity investment in Chevron Phillips Chemical Company LLC (CPChem). The chemicals and plastics industry is mainly a commodity-based industry where the margins for key products are based on supply and demand, as well as cost factors. The petrochemicals industry continues to experience lower ethylene cash costs in regions of the world where ethylene manufacturing is based upon NGL rather than crude-oil-derived feedstocks. In particular, companies with North American light NGL-based crackers have benefited from lower-priced feedstocks. The ethylene to polyethylene chain margins in the third quarter of 2016 improved slightly compared with the second quarter of 2016; however, the chain margins remained compressed in the third quarter of 2016 with lower crude oil prices compared with the third quarter of 2015.

The results of our Refining segment are driven by several factors including refining margins, cost control, refinery throughput and product yields. Refinery margins, often referred to as crack spreads, are measured as the difference between market prices for refined petroleum products and crude oil. The U.S. 3:2:1 crack spread (three barrels of crude oil producing two barrels of gasoline and one barrel of diesel) decreased in the third quarter of 2016, compared with the second quarter of 2016 and the third quarter of 2015, because of high product inventories resulting from high refinery utilization. The Northwest Europe benchmark crack spread was lower during the third quarter of 2016 compared with the second quarter of 2016 and the third quarter of 2015, also because of high product inventories resulting from high refinery utilization.

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

RESULTS OF OPERATIONS

Unless otherwise indicated, discussion of results for the three- and nine-month periods ended September 30, 2016, is based on a comparison with the corresponding periods of 2015.

Consolidated Results
A summary of net income (loss) attributable to Phillips 66 by business segment follows:

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015

Midstream	$75	101	179	90
Chemicals	101	252	447	750
Refining	177	1,003	412	2,145
Marketing and Specialties	267	338	701	956
Corporate and Other	(109)	(116)	(347)	(364)
Net income attributable to Phillips 66	$511	1,578	1,392	3,577

Earnings for Phillips 66 decreased $1,067 million, or 68 percent, in the third quarter of 2016. The decrease was primarily attributable to lower realized margins in our Refining segment driven by decreased market crack spreads, and lower olefins and polyolefins margins in our Chemicals segment.

Earnings for Phillips 66 decreased $2,185 million, or 61 percent, in the nine-month period of 2016. The decrease was mainly driven by lower realized margins in our Refining segment due to decreased market crack spreads, and lower olefins and polyolefins margins in our Chemicals segment. In addition, earnings from our M&S segment decreased due to the absence of a deferred gain recognized in the first half of 2015 related to the sale in 2013 of the Immingham Combined Heat and Power Plant (ICHP). See Note 5—Assets Held for Sale or Sold, in the Notes to Consolidated Financial Statements, for additional information. These decreases were partially offset by improved equity earnings from our investment in DCP Midstream.

See the “Segment Results” section for additional information on our segment results.

Statement of Income Analysis

Sales and other operating revenues for the third quarter and nine-month period of 2016 decreased 16 percent and 21 percent, respectively, and purchased crude oil and products decreased 14 percent and 23 percent, respectively. These decreases were primarily due to lower prices for petroleum products and crude oil. NGL prices improved during the third quarter of 2016 compared with the third quarter of 2015; however, average NGL prices for the nine-month period of 2016 were lower compared with the nine-month period of 2015.

Equity in earnings of affiliates decreased 33 percent in the third quarter of 2016, and decreased 20 percent in the nine-month period of 2016. The decreases in both periods were mainly due to lower earnings from CPChem and WRB Refining LP (WRB), partially offset by improved earnings from DCP Midstream. Lower equity in earnings from WRB for both periods primarily resulted from lower market crack spreads. See the “Segment Results” section for additional information on DCP Midstream and CPChem earnings.

Net gain on dispositions decreased $274 million in the nine-month period of 2016. We recognized the deferred gain related to the sale of ICHP in earnings, as our exposure under the indemnity declined, beginning in the third quarter of 2014 and ending in the second quarter of 2015 when the indemnity expired. We recognized $242 million of the deferred gain in the first half of 2015. See Note 5—Assets Held for Sale or Sold, in the Notes to Consolidated Financial Statements, for additional information.

See Note 18—Income Taxes, in the Notes to Consolidated Financial Statements, for information regarding our provision for income taxes and effective tax rates.

Segment Results

Midstream

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
	Millions of Dollars
Net Income (Loss) Attributable to Phillips 66
Transportation	$63	77	200	207
DCP Midstream	9	(2)	4	(165)
NGL	3	26	(25)	48
Total Midstream	$75	101	179	90

Dollars Per Gallon
Weighted Average NGL Price*
DCP Midstream	$0.45	0.42	0.43	0.46
* Based on index prices from the Mont Belvieu and Conway market hubs that are weighted by NGL component and location mix.

	Thousands of Barrels Daily
Transportation Volumes
Pipelines*	3,495	3,239	3,540	3,225
Terminals	2,417	2,021	2,356	1,991
Operating Statistics
NGL extracted**	403	421	400	409
NGL fractionated***	173	110	170	109
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

Earnings from the Midstream segment decreased $26 million in the third quarter of 2016 and increased $89 million in the nine-month period.

Transportation earnings decreased $14 million in the third quarter of 2016 compared with the third quarter of 2015. The decrease was mainly due to higher operating costs, partially offset by higher throughput volumes. Transportation earnings decreased $7 million in the nine-month period of 2016. Lower earnings primarily resulted from higher operating costs, higher depreciation expenses due to capital expenditures and a favorable legal settlement recognized in 2015. These items were partially offset by higher throughput volumes and higher equity earnings.

Earnings from our investment in DCP Midstream increased $11 million in the third quarter of 2016. The increase was mainly driven by positive contract restructuring results, lower operating costs due to cost saving initiatives, as well as improved commodity prices. These items were partially offset by a gain on the sale of an asset recognized in 2015. Earnings increased $169 million in the nine-month period of 2016. In the nine-month period of 2015, DCP Midstream recorded a goodwill impairment, which reduced our equity earnings from DCP Midstream by $128 million, after-tax. The increase in earnings in the nine-month period of 2016 also benefited from improved asset performance, favorable contract restructuring efforts, higher earnings from DCP Midstream’s equity affiliates and lower operating costs, partially offset by lower commodity prices.

Results from our NGL business decreased $23 million in the third quarter of 2016 and $73 million in the nine-month period. The decreases in both periods reflected increased costs associated with growth projects starting up and lower realized margins, partially offset by higher equity earnings from our investment in DCP Sand Hills Pipeline, LLC and DCP Southern Hills Pipeline, LLC.

See the “Business Environment and Executive Overview” section for information on market factors impacting this quarter’s results.

Chemicals

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
	Millions of Dollars

Net Income Attributable to Phillips 66	$101	252	447	750

	Millions of Pounds
CPChem Externally Marketed Sales Volumes*
Olefins and Polyolefins (O&P)	4,155	4,446	12,296	12,723
Specialties, Aromatics and Styrenics (SA&S)	1,284	1,259	3,750	4,097
	5,439	5,705	16,046	16,820
* Includes 100 percent of CPChem’s outside sales of produced petrochemical products, as well as commission sales from equity affiliates.

Olefins and Polyolefins Capacity Utilization (percent)	91%	94	92	91

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

Earnings from the Chemicals segment decreased $151 million in the third quarter of 2016 and $303 million in the nine-month period of 2016. During the third quarter of 2016, CPChem recognized a $177 million impairment due to lower demand and margin factors affecting an equity investment affiliate, which resulted in an $89 million after-tax reduction in our equity earnings from CPChem in both the third quarter and nine-month period of 2016.

Also contributing to the lower earnings in the third quarter of 2016 were lower realized O&P margins driven by a decline in sales prices for polyethylene and normal alpha olefin (NAO) and higher feedstock costs, lower equity earnings from CPChem’s O&P equity affiliates and higher turnaround costs, partially offset by higher SA&S margins.

In addition to the impairment noted above, lower earnings in the nine-month period of 2016 also reflected lower realized O&P margins, driven by a decline in sales prices, and lower equity earnings from CPChem’s equity affiliates. In 2015, CPChem recorded additional earnings from business interruption and property damage insurance proceeds related to the 2014 Port Arthur fire. These decreases were partially offset by improved NAO sales volumes.

See the “Business Environment and Executive Overview” section for information on market factors impacting this quarter’s results.

Refining

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
	Millions of Dollars
Net Income Attributable to Phillips 66
Atlantic Basin/Europe	$5	180	41	383
Gulf Coast	30	269	103	423
Central Corridor	142	360	217	771
West Coast	—	194	51	568
Worldwide	$177	1,003	412	2,145

	Dollars Per Barrel
Refining Margins*
Atlantic Basin/Europe	$5.04	10.27	5.66	10.22
Gulf Coast	5.47	10.72	5.78	9.54
Central Corridor	11.18	20.97	9.10	16.02
West Coast	9.07	18.29	9.91	18.24
Worldwide	7.23	13.96	7.16	12.68
* Based on total processed inputs and includes proportional share of refining margins contributed by certain equity affiliates.

	Thousands of Barrels Daily
Operating Statistics
Refining operations*
Atlantic Basin/Europe
Crude oil capacity	571	588	582	588
Crude oil processed	573	570	581	520
Capacity utilization (percent)	100%	97	100	88
Refinery production	611	614	617	571
Gulf Coast
Crude oil capacity	743	738	743	738
Crude oil processed	701	735	706	642
Capacity utilization (percent)	94%	100	95	87
Refinery production	776	826	783	724
Central Corridor
Crude oil capacity	493	492	493	492
Crude oil processed	487	448	486	468
Capacity utilization (percent)	99%	91	99	95
Refinery production	510	465	508	488
West Coast
Crude oil capacity	360	360	360	360
Crude oil processed	344	346	339	337
Capacity utilization (percent)	96%	96	94	94
Refinery production	374	375	365	364
Worldwide
Crude oil capacity	2,167	2,178	2,178	2,178
Crude oil processed	2,105	2,099	2,112	1,967
Capacity utilization (percent)	97%	96	97	90
Refinery production	2,271	2,280	2,273	2,147
* Includes our share of equity affiliates.

The Refining segment buys, sells and refines crude oil and other feedstocks into petroleum products (such as gasoline, distillates and aviation fuels) at 13 refineries, mainly in the United States and Europe.

Earnings for the Refining segment decreased $826 million in the third quarter of 2016. The decrease was primarily attributable to lower realized refining margins resulting from decreased market crack spreads, lower clean product differentials and higher costs associated with renewable fuels blending activities, partially offset by a favorable crude-pricing settlement.

Earnings for the Refining segment decreased $1,733 million in the nine-month period of 2016. Lower earnings reflected reduced realized refining margins driven by lower market crack spreads, increased costs associated with renewable fuels blending activities, lower feedstock advantage, and lower clean product differentials. These items were partially offset by higher volumes and lower operating costs as a result of lower turnaround activities and less unplanned downtime.

See the “Business Environment and Executive Overview” section for information on market factors impacting this quarter’s results.

Our worldwide refining crude oil capacity utilization rate was 97 percent in both the third quarter and nine-month period of 2016, compared with 96 percent and 90 percent in the third quarter and nine-month period of 2015, respectively. These increases were primarily due to lower turnaround activities and less unplanned downtime.

Marketing and Specialties

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
	Millions of Dollars
Net Income Attributable to Phillips 66
Marketing and Other	$228	285	589	805
Specialties	39	53	112	151
Total Marketing and Specialties	$267	338	701	956

	Dollars Per Barrel
Realized Marketing Fuel Margin*
U.S.	$1.88	2.26	1.83	1.74
International	5.19	5.94	4.16	4.28
* On third-party petroleum products sales.

	Dollars Per Gallon
U.S. Average Wholesale Prices*
Gasoline	$1.69	2.11	1.60	2.01
Distillates	1.60	1.76	1.43	1.85
* Excludes excise taxes.

	Thousands of Barrels Daily
Marketing Petroleum Products Sales Volumes
Gasoline	1,247	1,253	1,228	1,195
Distillates	969	985	949	943
Other products	17	15	17	15
Total	2,233	2,253	2,194	2,153

The M&S segment purchases for resale and markets refined petroleum products (such as gasoline, distillates and aviation fuels), mainly in the United States and Europe. In addition, this segment includes the manufacturing and marketing of specialty products (such as base oils and lubricants), as well as power generation operations.

The M&S segment earnings decreased $71 million in the third quarter of 2016 and $255 million in the nine-month period of 2016. The decrease in the third quarter of 2016 reflected lower realized marketing margins driven by an upward trend of spot prices. The decrease in the nine-month period of 2016 was primarily due to the deferred gain recognized in the first half of 2015 related to the 2013 ICHP sale. See Note 5—Assets Held for Sale or Sold, in the Notes to Consolidated Financial Statements, for additional information on the deferred ICHP gain.

See the “Business Environment and Executive Overview” section for information on marketing fuel margins and other market factors impacting this quarter’s results.

Corporate and Other

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
Net Income (Loss) Attributable to Phillips 66
Net interest	$(49)	(43)	(155)	(142)
Corporate general and administrative expenses	(39)	(37)	(121)	(118)
Technology	(15)	(15)	(43)	(44)
Other	(6)	(21)	(28)	(60)
Total Corporate and Other	$(109)	(116)	(347)	(364)

Net interest consists of interest and financing expense, net of interest income and capitalized interest. Net interest increased in the three- and nine-month periods ended September 30, 2016, mainly due to lower capitalized interest.

The category “Other” includes certain income tax expenses, environmental costs associated with sites no longer in operation, foreign currency transaction gains and losses and other costs not directly associated with an operating segment. Favorable tax impacts contributed to the decreases in other costs in the third quarter and nine-month period of 2016. In addition, the write-off of certain fixed assets during the second quarter of 2015 further contributed to the decrease in the nine-month period of 2016.

CAPITAL RESOURCES AND LIQUIDITY

Financial Indicators

	Millions of Dollars Except as Indicated
	September 30 2016	December 31 2015

Cash and cash equivalents	$2,337	3,074
Short-term debt	1,583	44
Total debt	8,858	8,887
Total equity	24,311	23,938
Percent of total debt to capital*	27%	27
Percent of floating-rate debt to total debt	1%	1
* Capital includes total debt and total equity.

To meet our short- and long-term liquidity requirements, we look to a variety of funding sources but rely primarily on cash generated from operating activities and Phillips 66 Partners’ debt and equity offerings. During the first nine months of 2016, we generated $2,296 million in cash from operations. In addition, Phillips 66 Partners raised net proceeds of $972 million in public offerings of common units. Available cash was primarily used for capital expenditures and investments ($2,031 million), repurchases of our common stock ($812 million) and dividend payments on our common stock ($954 million). During the first nine months of 2016, cash and cash equivalents decreased by $737 million, to $2,337 million.

In addition to cash flows from operating activities, we rely on our commercial paper and credit facility programs, asset sales and our ability to issue securities using our shelf registration statement to support our short- and long-term liquidity requirements. We believe current cash and cash equivalents and cash generated by operations, together with access to external sources of funds as described below under “Significant Sources of Capital,” will be sufficient to meet our funding requirements in the near and long term, including our capital spending, dividend payments, benefit plan contributions, debt repayment and share repurchases.

Significant Sources of Capital

Operating Activities
During the first nine months of 2016, cash provided by operating activities was $2,296 million, compared with $4,216 million for the first nine months of 2015. The decrease was primarily attributable to lower realized refining margins as well as a reduction in distributions from our equity affiliates.

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

Our operating cash flows are also impacted by distribution decisions made by our equity affiliates, including DCP Midstream, CPChem and WRB. During the first nine months of 2016, cash from operations included distributions of $387 million from our equity affiliates, compared with $1,463 million during the same period of 2015. Operating cash flows for the first nine months of 2015 included a special distribution from CPChem of $696 million. We cannot control the amount of future dividends from equity affiliates; therefore, future dividend payments by these companies are not assured.

In the second quarter of 2016, DCP Midstream amended its revolving credit agreement to, among other items, lower its borrowing capacity from $1.8 billion to $700 million and extend the maturity date of the facility from March 2017 to May 2019. As part of the amended terms of the revolving credit agreement, DCP Midstream has certain restrictions on its ability to pay distributions to its owners. DCP Midstream cannot pay distributions, other than certain tax distributions related to the sale of assets, if it has borrowings under the facility or does not meet certain leverage and liquidity thresholds as specified in the agreement. As of September 30, 2016, DCP Midstream was not eligible to make distributions to its owners under the terms of the facility.

Contributions to Phillips 66 Partners LP
In March 2016, we contributed to Phillips 66 Partners a 25 percent interest in our then wholly owned subsidiary, Phillips 66 Sweeny Frac LLC, which owns the Sweeny Fractionator, an NGL fractionator located within our Sweeny Refinery complex in Old Ocean, Texas, and the Clemens Caverns, an NGL salt dome storage facility located near Brazoria, Texas. Total consideration for the transaction was $236 million, which consisted of Phillips 66 Partners’ issuance of common and general partner units to us, with an aggregate fair value of $24 million, and Phillips 66 Partners’ assumption of a $212 million note payable to us.

In May 2016, we contributed to Phillips 66 Partners the remaining 75 percent interest in Phillips 66 Sweeny Frac LLC and a 100 percent interest in our wholly owned subsidiary, Phillips 66 Plymouth LLC, which owned the Standish Pipeline, a refined petroleum product pipeline system extending from the Ponca City Refinery in Ponca City, Oklahoma, and terminating at the North Wichita Terminal in Wichita, Kansas. Total consideration for the transaction was $775 million, consisting of Phillips 66 Partners’ assumption of $675 million of notes payable to us and the issuance of common units and general partner units to us with an aggregate fair value of $100 million.

In October 2016, we contributed to Phillips 66 Partners certain crude oil, refined product and NGL pipeline and terminal assets supporting four of our refineries. Phillips 66 Partners paid Phillips 66 total consideration of approximately $1.3 billion, consisting of $1,109 million in cash and the issuance of common and general partner units to us with a fair value of $196 million. Phillips 66 Partners funded the cash portion of the transaction with a public debt offering of unsecured senior notes of $1,125 million in the aggregate. See Note 9—Debt, in the Notes to Consolidated Financial Statements, for additional information on the notes offering.

Phillips 66 Partners LP Equity Offerings
In May 2016, Phillips 66 Partners completed a public offering of 12,650,000 common units representing limited partner interests, at a price of $52.40 per unit. The net proceeds at closing were $656 million. Phillips 66 Partners used these net proceeds to repay a portion of the notes assumed in the May transaction discussed above.

In June 2016, Phillips 66 Partners began issuing common units under a continuous offering program, which allows for the issuance of up to an aggregate of $250 million of Phillips 66 Partners’ common units, in amounts, at prices and on terms to be determined by market conditions and other factors at the time of the offerings. We refer to this as an at-the-market, or ATM, program. Through September 30, 2016, on a settlement-date basis, Phillips 66 Partners issued an aggregate of 346,152 common units under the ATM program, generating net proceeds of approximately $19 million.

In August 2016, Phillips 66 Partners completed a public offering of 6,000,000 common units representing limited partner interests, at a price of $50.22 per unit. The net proceeds at closing were $299 million. Phillips 66 Partners used these net proceeds to repay the note assumed in the March transaction discussed above, as well as other short-term borrowings incurred to fund Phillips 66 Partners’ acquisition of an additional interest in Explorer Pipeline Company (Explorer) and its contribution to the formation of the STACK Pipeline LLC joint venture (STACK JV).

Credit Facilities and Commercial Paper
In early October 2016, we amended our Phillips 66 revolving credit facility, primarily to extend the term from December 2019 to October 2021. Borrowing capacity under the Phillips 66 facility remained at $5 billion. Phillips 66 Partners LP also amended its revolving credit facility in early October, primarily to increase its borrowing capacity to $750 million and to extend the term from November 2019 to October 2021.

As of September 30, 2016, no amount had been drawn under our $5 billion credit facility; however, $51 million in letters of credit had been issued that were supported by this facility. As of September 30, 2016, $50 million was outstanding under the $500 million revolving credit agreement of Phillips 66 Partners.

We have a $5 billion commercial paper program, supported by our credit facility, for short-term working capital needs. Commercial paper maturities are generally limited to 90 days. As of September 30, 2016, we had no outstanding commercial paper.

Shelf Registration
We have a universal shelf registration statement on file with the U.S. Securities and Exchange Commission (SEC) under which we, as a well-known seasoned issuer, have the ability to issue and sell an indeterminate amount of various types of debt and equity securities.

Off-Balance Sheet Arrangements

In April 2012, in connection with our separation from ConocoPhillips, we entered into an agreement to guarantee 100 percent of certain outstanding debt obligations of Merey Sweeny, L.P. (MSLP). At September 30, 2016, the aggregate principal amount of MSLP debt guaranteed by us was $140 million.

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

We have residual value guarantees associated with railcar and airplane leases with maximum future exposures totaling $369 million. We have other guarantees with maximum future exposures totaling $110 million, which consist primarily of guarantees to fund the short-term cash liquidity deficits of certain joint ventures and guarantees of the lease payment obligations of a joint venture. These guarantees generally extend up to eight years or the life of the venture.

For additional information about guarantees, see Note 10—Guarantees, in the Notes to Consolidated Financial Statements.

Capital Requirements

For information about our capital expenditures and investments, see the “Capital Spending” section.

Our debt balance at both September 30, 2016, and December 31, 2015, was $8.9 billion. Our debt-to-capital ratio was 27 percent at both September 30, 2016, and December 31, 2015. Our target debt-to-capital ratio is between 20 and 30 percent. During the second quarter of 2016, we reclassified $1.5 billion of 2.95% Senior Notes due 2017 from long-term debt to short-term debt on our consolidated balance sheet, due to the notes maturing within the next twelve months.

During the first nine months of 2016, we contributed $333 million to our U.S. benefit plans and $30 million to our international benefit plans.

On July 13, 2016, our Board of Directors declared a quarterly cash dividend of $0.63 per common share. The dividend was paid on September 1, 2016, to shareholders of record at the close of business on August 18, 2016. On October 7, 2016, our Board of Directors declared a quarterly cash dividend of $0.63 per common share. The dividend is payable on December 1, 2016, to shareholders of record at the close of business on November 17, 2016.

On October 9, 2015, our Board of Directors increased our current share repurchase authorization by $2 billion resulting in a total authorization of $4 billion. Since July 2012, including this current authorization, our Board of Directors has authorized repurchases of our outstanding common stock totaling up to $9 billion. The share repurchases are expected to be funded primarily through available cash. The shares will be repurchased from time to time in the open market at our discretion, subject to market conditions and other factors, and in accordance with applicable regulatory requirements. We are not obligated to acquire any particular amount of common stock and may commence, suspend or discontinue purchases at any time or from time to time without prior notice. During the third quarter of 2016, we repurchased

2,308,748 shares at a cost of $179 million. Since the inception of our share repurchases in 2012 through September 30, 2016, we have repurchased a total of 102,643,912 shares at a cost of $7,208 million. Shares of stock repurchased are held as treasury shares.

We own a 25 percent interest in the Dakota Access, LLC (DAPL) and Energy Transfer Crude Oil Company, LLC (ETCOP) joint ventures, which are constructing pipelines to deliver crude oil produced in the Bakken area of North Dakota to market centers in the Midwest and the Gulf Coast. In May 2016, we and our co-venturer executed agreements under which we and our co-venturer would loan DAPL and ETCOP up to a maximum of $2,256 million and $227 million, respectively, with the amounts loaned by us and our co-venturer being proportionate to our ownership interests (Sponsor Loans). In August 2016, DAPL and ETCOP secured a $2.5 billion facility (Facility) with a syndicate of financial institutions on a limited recourse basis with certain guaranties, and the outstanding Sponsor Loans were repaid. Allowable draws under the Facility were initially reduced and finally suspended in September 2016 pending resolution of permitting delays. As a result, DAPL and ETCOP have resumed making draws under the Sponsor Loans. The maximum amounts that could be loaned under the Sponsor Loans were reduced on September 22, 2016, to $1,411 million for DAPL and $76 million for ETCOP. As of September 30, 2016, DAPL and ETCOP have $312 million and $22 million, respectively, outstanding under the Sponsor Loans. Our 25 percent share of those loans was $78 million and $6 million, respectively. DAPL is currently awaiting an easement to complete work beneath the Missouri River. As a result, the startup of commercial operations is now expected in the first quarter of 2017. The book values of our investments in DAPL and ETCOP at September 30, 2016 were $396 million and $129 million, respectively.

In the first quarter of 2016, we and our co-venturer in WRB each made a $75 million partner loan to provide for WRB’s short-term operating needs.

On May 1, 2015, the U.S. Department of Transportation issued a final rule focused on the safe transportation of flammable liquids by rail. The final rule, which is being challenged, subjects new and existing railcars transporting crude oil in high volumes to heightened design standards, including thicker tank walls and heat shields, improved pressure relief valves and enhanced braking systems. We are currently evaluating the impact of the new regulations on our crude oil railcar fleet, which is mostly held under operating leases. The regulations become effective subsequent to the expiration dates of our leases. Although we have no direct contractual obligation to retrofit these leased railcars, certain leases are subject to residual value guarantees. Under the lease terms, we have the option either to purchase the railcars or to return them to the lessors. If railcars are returned to the lessors, we may be required to make the lessors whole under the residual value guarantees, which are subject to a cap. The current market demand for crude oil railcars is low, which has resulted in a significant decline in crude oil railcar prices. Due to current market uncertainties, it is difficult to estimate the future market value for our railcars at the end of their lease terms. However, at this time, if crude oil railcar prices remain low, it is possible we may incur a charge in the future to recognize our obligation under the residual value guarantees. As of September 30, 2016, our maximum future exposure under the residual value guarantees was approximately $330 million.

Capital Spending

	Millions of Dollars
	Nine Months Ended September 30
	2016	2015
Capital Expenditures and Investments
Midstream	$1,045	2,368
Chemicals	—	—
Refining	827	775
Marketing and Specialties	63	86
Corporate and Other	96	57
Total consolidated from continuing operations	$2,031	3,286

Selected Equity Affiliates*
DCP Midstream	$76	377
CPChem	746	839
WRB	116	118
	$938	1,334
* Our share of capital spending.

Midstream
During the first nine months of 2016, DCP Midstream had a self-funded capital program, and thus had no new capital infusions from us or our co-venturer. During this period, on a 100 percent basis, DCP Midstream’s capital expenditures and investments were approximately $151 million, primarily for maintenance capital expenditures for existing assets and expansion capital expenditures including investments in the Sand Hills Pipeline and Panola Pipeline joint ventures. DCP Midstream continues to focus on disciplined capital spending in the current market downturn.

During the first nine months of 2016, capital spending in our Midstream segment included construction activities related to our Freeport Liquid Petroleum Gas Export Terminal project; increasing storage capacity at our crude oil and petroleum products terminal located near Beaumont, Texas; and spending associated with return, reliability and maintenance projects in our Transportation and NGL businesses. Other major construction activities in progress included the development by our 25-percent owned joint ventures, DAPL and ETCOP, of two crude oil pipelines.

During the third quarter Phillips 66 Partners and its co-venturer announced the formation of the STACK JV to own and operate a common carrier pipeline that transports crude oil. Phillips 66 Partners and its co-venturer each own a 50 percent interest in this joint venture. Additionally, Phillips 66 Partners acquired an incremental 2.5 percent interest in Explorer which increased its ownership interest to approximately 22 percent.

Chemicals
During the first nine months of 2016, CPChem had a self-funded capital program, and thus required no new capital infusions from us or our co-venturer. During this period, on a 100 percent basis, CPChem’s capital expenditures and investments were $1,492 million, primarily for its U.S. Gulf Coast Petrochemicals Project. We currently expect CPChem to self-fund its capital program in 2016.

Refining
Capital spending for the Refining segment during the first nine months of 2016 was primarily for air emission reduction projects to meet new environmental standards, refinery upgrade projects to increase accessibility of advantaged crudes and improve product yields, improvements to the operating integrity of key processing units and safety-related projects.

Major construction activities in progress include:

•	Installation of facilities to comply with U.S. Environmental Protection Agency (EPA) Tier 3 gasoline regulations at the Sweeny, Alliance, Bayway and Lake Charles refineries.

•	Installation of facilities to improve clean product yield at the Bayway and Ponca City refineries.

•	Installation of facilities to improve processing of advantaged crudes at the Billings refinery.

Generally, our equity affiliates in the Refining segment are intended to have self-funding capital programs.

Marketing and Specialties
Capital spending for the M&S segment during the first nine months of 2016 was primarily for reliability and maintenance projects and projects targeted at growing our international marketing business.

2017 Budget
We are forecasting total capital spending in 2016 of approximately $3 billion. Looking forward to 2017, we expect to finalize and announce our 2017 capital budget in December 2016. Our preliminary view is that the 2017 capital budget will be approximately $3 billion, subject to approval by our Board of Directors.

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

We occasionally receive requests for information or notices of potential liability from the EPA and state environmental agencies alleging that we are a potentially responsible party under the Federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or an equivalent state statute. On occasion, we also have been made a party to cost recovery litigation by those agencies or by private parties. These requests, notices and lawsuits assert potential liability for remediation costs at various sites that typically are not owned by us, but allegedly contain wastes attributable to our past operations. As of December 31, 2015, we reported that we had been notified of potential liability under CERCLA and comparable state laws at 36 sites within the United States. During the first nine months of 2016, we resolved one site and one site was deemed resolved and closed, leaving 34 sites with potential liability at September 30, 2016.

At September 30, 2016, our total environmental accrual was $484 million, compared with $485 million at December 31, 2015. We expect to incur a substantial amount of these expenditures within the next 30 years. Notwithstanding any of the foregoing, and as with other companies engaged in similar businesses, environmental costs and liabilities are inherent concerns in our operations and products, and there can be no assurance that material costs and liabilities will not be incurred. However, we currently do not expect any material adverse effect on our results of operations or financial position as a result of compliance with current environmental laws and regulations.

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

NEW ACCOUNTING STANDARDS

In August 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which clarifies the treatment of several cash flow categories. In addition, ASU No. 2016-15 clarifies that when cash receipts and cash payments have aspects of more than one class of cash flows and cannot be separated, classification will depend on the predominant source or use. Public business entities should apply the guidance in ASU No. 2016-15 for annual periods beginning after December 15, 2017, including interim periods within those annual periods, with early adoption permitted. We are currently evaluating the provisions of ASU No. 2016-15 and assessing the impact on our financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The new standard amends the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in the more timely recognition of losses. Public business entities should apply the guidance in ASU No. 2016-13 for annual periods beginning after December 15, 2019, including interim periods within those annual periods. Early adoption will be permitted for annual periods beginning after December 15, 2018. We are currently evaluating the provisions of ASU No. 2016-13 and assessing the impact on our financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which simplifies several aspects of the accounting for share-based payment award transactions including accounting for income taxes and classification of excess tax benefits on the statement of cash flows, forfeitures and minimum statutory tax withholding requirements. Public business entities should apply the guidance in ASU No. 2016-09 for annual periods beginning after December 15, 2016, including interim periods within those annual periods. Early adoption is permitted. We are currently evaluating the provisions of ASU No. 2016-09 and assessing the impact on our financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” In the new standard, the FASB modified its determination of whether a contract is a lease rather than whether a lease is a capital or operating lease under the previous accounting principles generally accepted in the United States (GAAP). A contract represents a lease if a transfer of control occurs over an identified property, plant and equipment for a period of time in exchange for consideration. Control over the use of the identified asset includes the right to obtain substantially all of the economic benefits from the use of the asset and the right to direct its use. The FASB continued to maintain two classifications of leases — financing and operating — which are substantially similar to capital and operating leases in the previous lease guidance. Under the new standard, recognition of assets and liabilities arising from operating leases will require recognition on the balance sheet. The effect of all leases in the statement of comprehensive income and the statement of cash flows will be largely unchanged. Lessor accounting will also be largely unchanged. Additional disclosures will be required for financing and operating leases for both lessors and lessees. Public business entities should apply the guidance in ASU No. 2016-02 for annual periods beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted. We are currently evaluating the provisions of ASU No. 2016-02 and assessing its impact on our financial statements.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” to meet its objective of providing more decision-useful information about financial instruments. The majority of this ASU’s provisions amend only the presentation or disclosures of financial instruments; however, one provision will also affect net income. Equity investments carried under the cost method or lower of cost or fair value method of accounting, in accordance with current GAAP, will have to be carried at fair value upon adoption of ASU No. 2016-01, with changes in fair value recorded in net income. For equity investments that do not have readily determinable fair values, a company may elect to carry such investments at cost less impairments, if any, adjusted up or down for price changes in similar financial instruments issued by the investee, when and if observed. Public business entities should apply the guidance in ASU No. 2016-01 for annual periods beginning after December 15, 2017, and interim periods within those annual periods, with early adoption prohibited. We are currently evaluating the provisions of ASU No. 2016-01. Our initial review indicates that ASU No. 2016-01 will have a limited impact on our financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” The new standard converged guidance on recognizing revenues in contracts with customers under GAAP and International Financial Reporting Standards. This ASU is intended to improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date.” The amendment in this ASU defers the effective date of ASU No. 2014-09 for all entities for one year. Public business entities should apply the guidance in ASU No. 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier adoption is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. Retrospective or modified retrospective application of the accounting standard is required. We are currently evaluating the provisions of ASU No. 2014-09 and assessing the impact on our financial statements. As part of our assessment work to-date, we have formed an implementation work team, completed training on the new ASU’s revenue recognition model and are continuing our contract review and documentation.

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

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks at September 30, 2016, do not differ materially from the risks discussed under Item 7A in our 2015 Annual Report on Form 10-K.

Item 4.   CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. As of September 30, 2016, with the participation of management, our Chairman and Chief Executive Officer and our Executive Vice President, Finance and Chief Financial Officer carried out an evaluation, pursuant to Rule 13a-15(b) of the Act, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our Chairman and Chief Executive Officer and our Executive Vice President, Finance and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of September 30, 2016.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, in the quarterly period ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

The following is a description of reportable legal proceedings, including those involving governmental authorities under federal, state and local laws regulating the discharge of materials into the environment, for this reporting period. There were no new matters that arose during the third quarter of 2016. However, there was one development that occurred with respect to matters previously reported in our 2015 Annual Report on Form 10-K or our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2016, and June 30, 2016. While it is not possible to accurately predict the final outcome of these pending proceedings, if any one or more of such proceedings were decided adversely to Phillips 66, we expect there would be no material effect on our consolidated financial position. Nevertheless, such proceedings are reported pursuant to SEC regulations.

Our U.S. refineries are implementing two separate consent decrees, regarding alleged violations of the Federal Clean Air Act, with the EPA, five states and one local air pollution agency. Some of the requirements and limitations contained in the decrees provide for stipulated penalties for violations. Stipulated penalties under the decrees are not automatic, but must be requested by one of the agency signatories. As part of periodic reports under the decrees or other reports required by permits or regulations, we occasionally report matters that could be subject to a request for stipulated penalties. If a specific request for stipulated penalties meeting the reporting threshold set forth in SEC rules is made pursuant to these decrees based on a given reported exceedance, we will separately report that matter and the amount of the proposed penalty.

Matters Previously Reported
In August 2016, Phillips 66 provided a $793,250 settlement payment to the Bay Area Air Quality Management District to resolve 87 Notices of Violation (NOVs) issued between 2010 and 2014. Most of these NOVs resulted from self-disclosed non-compliance with regulatory and/or permit requirements at the Rodeo refining facility.

Item 1A.   RISK FACTORS

There have been no material changes from the risk factors disclosed in Item 1A of our 2015 Annual Report on Form 10-K.

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

				Millions of Dollars
Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs**	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2016	898,253	$76.28	898,253	$1,902
August 1-31, 2016	780,620	77.39	780,620	1,842
September 1-30, 2016	629,875	79.08	629,875	1,792
Total	2,308,748	$77.42	2,308,748
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

October 28, 2016