Form 10-K
period 2016-12-31
Phillips 66
filed 2017-02-17
CIK 1534701

2016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	December 31, 2016
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to
Commission file number: 001-35349

Phillips 66
(Exact name of registrant as specified in its charter)

Delaware	45-3779385
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
The aggregate market value of common stock held by non-affiliates of the registrant on June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price on that date of $79.34, was $41.5 billion. The registrant, solely for the purpose of this required presentation, had deemed its Board of Directors and executive officers to be affiliates, and deducted their stockholdings in determining the aggregate market value.
The registrant had 517,816,429 shares of common stock outstanding at January 31, 2017.
Documents incorporated by reference:
Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 3, 2017 (Part III).

Unless otherwise indicated, “the company,” “we,” “our,” “us” and “Phillips 66” are used in this report to refer to the businesses of Phillips 66 and its consolidated subsidiaries. Unless the context requires otherwise, references to “DCP Midstream” include the consolidated operations of DCP Midstream, LLC, including DCP Midstream, LP (formerly named DCP Midstream Partners, LP), the master limited partnership formed by DCP Midstream, LLC.

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

PART I

Items 1 and 2. BUSINESS AND PROPERTIES

CORPORATE STRUCTURE

Phillips 66, headquartered in Houston, Texas, was incorporated in Delaware in 2011 in connection with, and in anticipation of, a restructuring of ConocoPhillips that separated its downstream businesses into an independent, publicly traded company named Phillips 66. The two companies were separated by ConocoPhillips distributing to its stockholders all the shares of common stock of Phillips 66 after the market closed on April 30, 2012 (the Separation). On May 1, 2012, Phillips 66 stock began trading “regular-way” on the New York Stock Exchange under the “PSX” stock symbol.

Our business is organized into four operating segments:

1)
Midstream—Gathers, processes, transports and markets natural gas; and transports, stores, fractionates and markets natural gas liquids (NGL) in the United States. In addition, this segment transports crude oil and other feedstocks to our refineries and other locations, delivers refined and specialty products to market, and provides terminaling and storage services for crude oil and petroleum products. The segment also stores, refrigerates and exports liquefied petroleum gas (LPG) primarily to Asia and Europe. The Midstream segment includes our master limited partnership, Phillips 66 Partners LP, as well as our 50 percent equity investment in DCP Midstream, LLC (DCP Midstream).

2)	Chemicals—Consists of our 50 percent equity investment in Chevron Phillips Chemical Company LLC (CPChem), which manufactures and markets petrochemicals and plastics on a worldwide basis.

3)	Refining—Buys, sells and refines crude oil and other feedstocks at 13 refineries, mainly in the United States and Europe.

4)
Marketing and Specialties (M&S)—Purchases for resale and markets refined petroleum products (such as gasolines, distillates and aviation fuels), mainly in the United States and Europe. In addition, this segment includes the manufacturing and marketing of specialty products, as well as power generation operations.

Corporate and Other includes general corporate overhead, interest expense, our investment in new technologies and various other corporate items. Corporate assets include all cash and cash equivalents.

At December 31, 2016, Phillips 66 had approximately 14,800 employees.

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

•	DCP Midstream—Gathers, processes, transports and markets natural gas and transports, fractionates and markets NGL.

•	NGL—Transports, fractionates and markets natural gas liquids, as well as exports LPG at our Freeport terminal.

Phillips 66 Partners LP
In 2013, we formed Phillips 66 Partners LP, a master limited partnership (MLP), to own, operate, develop and acquire primarily fee-based crude oil, refined petroleum product and NGL pipelines and terminals, as well as other midstream assets. At December 31, 2016, we owned a 59 percent limited partner interest and a 2 percent general partner interest in Phillips 66 Partners, while the public owned a 39 percent limited partner interest.

Headquartered in Houston, Texas, Phillips 66 Partners’ assets and equity investments consist of crude oil, NGL and refined petroleum product pipelines, terminals, rail racks and storage systems, as well as an NGL fractionator, that are geographically dispersed throughout the United States. The majority of Phillips 66 Partners’ assets are integral to Phillips 66-operated refineries.

During 2016, Phillips 66 Partners expanded its business by acquiring from us:

•
A 25 percent interest in our then wholly owned subsidiary, Phillips 66 Sweeny Frac LLC, which owns both the Sweeny Fractionator, an NGL fractionator located within our Sweeny Refinery complex in Old Ocean, Texas, and the Clemens Caverns, an NGL salt dome storage facility located near Brazoria, Texas. This acquisition closed in March 2016.

•
The remaining 75 percent interest in Phillips 66 Sweeny Frac LLC and a 100 percent interest in our then wholly owned subsidiary, Phillips 66 Plymouth LLC, which owned Standish Pipeline, a refined petroleum product pipeline system extending from Phillips 66’s Ponca City Refinery in Ponca City, Oklahoma, and terminating at Phillips 66 Partners’ North Wichita Terminal in Wichita, Kansas. This acquisition closed in May 2016.

•
A large number of crude oil, refined product and NGL pipeline and terminal assets supporting the Billings, Ponca City, Bayway and Borger refineries. This acquisition, Phillips 66 Partners’ largest to date, closed in October 2016.

During 2016, Phillips 66 Partners expanded its business through the following transactions with third parties:

•
During the third quarter of 2016, Phillips 66 Partners acquired an additional 2.5 percent equity interest in the Explorer Pipeline Company (Explorer), resulting in total ownership of approximately 22 percent. Explorer is a 1,830-mile pipeline that transports gasoline, diesel, fuel oil, and jet fuel to more than 70 major cities in 16 states.

•
During the third quarter of 2016, Phillips 66 Partners and Plains All American Pipeline, L.P. (Plains) formed STACK Pipeline LLC (STACK JV), a 50/50 limited liability company that owns and operates a common carrier pipeline that transports crude oil from the Sooner Trend, Anadarko Basin, Canadian and Kingfisher counties play in northwestern Oklahoma to Cushing, Oklahoma. The crude oil pipeline is approximately 54 miles long with a current capacity of approximately 100,000 barrels per day, with plans to expand the pipeline through a variety of growth opportunities.

•
During the fourth quarter of 2016, Phillips 66 Partners acquired an NGL logistics system (River Parish) in southeast Louisiana. The acquisition included 1.5 million barrels of storage and an approximate 300-mile, bidirectional NGL pipeline system connected to third-party fractionators, refineries and a petrochemical plant, as well as our Alliance Refinery. The acquisition also included approximately 200 miles of regulated pipelines that transport raw NGL from third-party natural gas processing plants to pipeline and fractionation infrastructure.

The operations and financial results of Phillips 66 Partners are included in Midstream’s Transportation and NGL business lines, based on the nature of the activity within the partnership.

Transportation

We own or lease various assets to provide terminaling and storage of crude oil, refined products, natural gas and NGL. These assets include pipeline systems; petroleum product, crude oil and LPG terminals; a petroleum coke handling facility; marine vessels; railcars and trucks.

Pipelines and Terminals
At December 31, 2016, our Transportation business managed over 18,000 miles of crude oil, natural gas, NGL and petroleum products pipeline systems in the United States, including those partially owned or operated by affiliates. We owned or operated 40 finished product terminals, 38 storage locations, 5 LPG terminals, 17 crude oil terminals and 1 petroleum coke exporting facility.

During 2016, we continued to invest in our Beaumont Terminal in Nederland, Texas, the largest terminal in the Phillips 66 portfolio, which currently has 5.9 million barrels of crude oil storage capacity and 2.4 million barrels of refined product storage capacity. During 2016, we added 1.2 million barrels of crude storage capacity. Additionally, as of December 31, 2016, we had 800,000 barrels of incremental crude storage capacity under construction to be commissioned in the first quarter of 2017 and 1.2 million barrels of additional products storage expected to be available by mid-2017. In addition, we have initiated a variety of other projects aimed at increasing storage and throughput capabilities as we continue the expansion of the Beaumont terminal from its current 8.3 million barrels of storage capacity to 16 million barrels.

Construction progressed in 2016 on two crude oil pipeline systems being developed by our joint ventures, Dakota Access LLC (DAPL) and Energy Transfer Crude Oil Company, LLC (ETCOP). Phillips 66 owns a 25 percent interest in each joint venture, with Energy Transfer Partners, L.P. (ETP), one of our co-venturers, acting as the operator of both the DAPL and ETCOP pipeline systems. The DAPL pipeline is expected to deliver 470,000 barrels per day of crude oil from the Bakken/Three Forks production area in North Dakota to market centers in the Midwest. The DAPL pipeline will provide shippers with access to Midwestern refineries, unit-train rail loading facilities to facilitate deliveries to East Coast refineries, and the Gulf Coast market through an interconnection with the ETCOP pipeline in Patoka, Illinois. While DAPL awaited the issuance of an easement from the U.S. Army Corps of Engineers to complete work beneath the Missouri River, construction was completed on the remaining segments of the pipeline. The easement was granted on February 8, 2017, and construction of the pipeline under the river resumed. ETCOP, which is complete and ready for commissioning, will transport crude oil from the Midwest to the Sunoco Logistics Partners L.P. (Sunoco Logistics) and Phillips 66 storage terminals located in Nederland, Texas. The pipelines are expected to be operational in the first half of 2017.

In the second quarter of 2016, the Bayou Bridge Pipeline joint venture began delivering crude oil from Nederland, Texas, to Lake Charles, Louisiana. Phillips 66 Partners has a 40 percent equity interest in the joint venture, while ETP and Sunoco Logistics each hold a 30 percent interest, with Sunoco Logistics serving as the operator. The remaining section of the pipeline, which is being constructed by ETP, will deliver crude oil from Lake Charles to St. James, Louisiana, and is scheduled for completion in the second half of 2017.

In the fourth quarter of 2016, the 91-mile Sacagawea Pipeline was placed in service. The pipeline receives crude oil from areas in Dunn County and McKenzie County, North Dakota, and delivers crude oil to terminals and pipelines located in Stanley, North Dakota, including the 100,000 barrel per day Palermo Rail Terminal. The Palermo Rail Terminal is a

Phillips 66 Partners joint venture crude terminal that started operations in the fourth quarter of 2015. The Sacagawea Pipeline is owned by the joint venture Sacagawea Pipeline Company, LLC, of which Paradigm Pipeline LLC holds a 99 percent interest. Phillips 66 Partners and Paradigm Energy Partners, LLC each own a 50 percent interest in Paradigm Pipeline LLC.

The following table depicts our ownership interest in major pipeline systems as of December 31, 2016:

Name	Origination/Terminus	Interest	Size	Length(Miles)	Gross Capacity (MBD)
Crude and Feedstocks
Bayou Bridge	Nederland, TX/Lake Charles, LA	40%	30”	49	480
Clifton Ridge †	Clifton Ridge, LA/Westlake, LA	100	20”	10	260
Cushing †	Cushing, OK/Ponca City, OK	100	18”	62	130
Eagle Ford Gathering †	Helena, TX	100	6”	6	20
Eagle Ford Gathering †	Tilden, TX/Whitsett, TX	100	6”, 10”	22	34
Glacier †	Cut Bank, MT/Billings, MT	79	8”-12”	865	126
Line O †	Cushing, OK/Borger, TX	100	10”	276	37
Line 80 †	Gaines, TX/Borger, TX	100	8”, 12”	237	28
Line 100	Taft, CA/Lost Hills, CA	100	8”, 10”, 12”	79	54
Line 200	Lost Hills, CA/Rodeo, CA	100	12”, 16”	228	93
Line 300	Nipomo, CA/Arroyo Grande, CA	100	8”, 10”, 12”	69	48
Line 400	Arroyo Grande, CA/Lost Hills, CA	100	8”, 10”, 12”	147	40
Louisiana Crude Gathering	Rayne, LA/Westlake, LA	100	4”-8”	80	25
North Texas Crude †	Wichita Falls, TX	100	2”-16”	224	28
Oklahoma Mainline †	Wichita Falls, TX/Ponca City, OK	100	12”	217	100
Sacagawea †	Keene, ND/Stanley, ND	50	16”	91	115
STACK PL †	Cashion, OK/Cushing, OK	50	10”, 12”	54	100
Sweeny Crude	Sweeny, TX/Freeport, TX	100	12”, 24”, 30”	56	265
WA Line †	Odessa, TX/Borger, TX	100	12”, 14”	289	104
West Texas Gathering †	Permian Basin	100	4”-14”	757	115
Petroleum Products
ATA Line †	Amarillo, TX/Albuquerque, NM	50	6”, 10”	293	34
Borger to Amarillo †	Borger, TX/Amarillo, TX	100	8”, 10”	93	76
Borger-Denver	McKee, TX/Denver, CO	70	6”-12”	405	38
Cherokee East †	Medford, OK/Mount Vernon, MO	100	10”, 12”	287	55
Cherokee North †	Ponca City, OK/Arkansas City, KS	100	10”	29	57
Cherokee South †	Ponca City, OK/Oklahoma City, OK	100	8”	90	46
Cross Channel Connector †	Pasadena, TX/Galena Park, TX	100	20”	5	180
Explorer †	Texas Gulf Coast/Chicago, IL	22	24”, 28”	1,830	660
Gold Line †	Borger, TX/East St. Louis, IL	100	8”-16”	681	120
Harbor	Woodbury, NJ/Linden, NJ	33	16”	80	171
Heartland*	McPherson, KS/Des Moines, IA	50	8”, 6”	49	30
LAX Jet Line	Wilmington, CA/Los Angeles, CA	50	8”	19	50
Los Angeles Products	Torrance, CA/Los Angeles, CA	100	6”, 12”	22	112
Paola Products †	Paola, KS/Kansas City, KS	100	8”, 10”	106	96
Pioneer	Sinclair, WY/Salt Lake City, UT	50	8”, 12”	562	63
Richmond	Rodeo, CA/Richmond, CA	100	6”	14	26
SAAL †	Amarillo, TX/Abernathy, TX	33	6”	102	33
SAAL †	Abernathy, TX/Lubbock, TX	54	6”	19	30
Seminoe †	Billings, MT/Sinclair, WY	100	6”-10”	342	33
Standish †	Marland Junction, OK/Wichita, KS	100	18”	92	72
Sweeny to Pasadena †	Sweeny, TX/Pasadena, TX	100	12”, 18”	120	294
Torrance Products	Wilmington, CA/Torrance, CA	100	10”, 12”	8	161
Watson Products Line	Wilmington, CA/Long Beach, CA	100	20”	9	238
Yellowstone	Billings, MT/Moses Lake, WA	46	6”-10”	710	66

Name	Origination/Terminus	Interest	Size	Length (Miles)	Gross Capacity (MBD)
NGL
Chisholm	Kingfisher, OK/Conway, KS	50%	4”-10”	202	42
Powder River	Sage Creek, WY/Borger, TX	100	6”-8”	705	14
River Parish NGL †	Southeast Louisiana	100	4”-20”	510	117
Sand Hills**†	Permian Basin/Mont Belvieu, TX	33	20”	1,150	280
Skelly-Belvieu	Skellytown, TX/Mont Belvieu, TX	50	8”	571	45
Southern Hills**†	U.S. Midcontinent/Mont Belvieu, TX	33	20”	941	140
Sweeny NGL	Brazoria, TX/Sweeny, TX	100	20”	18	204
TX Panhandle Y1/Y2	Sher-Han, TX/Borger, TX	100	3”-10”	299	61
LPG
Blue Line	Borger, TX/East St. Louis, IL	100	8”-12”	688	29
Brown Line †	Ponca City, OK/Wichita, KS	100	8”, 10”	76	26
Conway to Wichita	Conway, KS/Wichita, KS	100	12”	55	38
Medford †	Ponca City, OK/Medford, OK	100	4”-6”	42	10
Sweeny LPG Lines	Sweeny, TX/Mont Belvieu & Freeport, TX	100	10”-20”	246	842
Natural Gas
Rockies Express	Meeker, CO/Clarington, OH	25	36”-42”	1,712	1.8 BCFD
†Owned by Phillips 66 Partners LP; Phillips 66 held a 61 percent ownership interest in Phillips 66 Partners LP at December 31, 2016.
*Total pipeline system is 419 miles. Phillips 66 has ownership interest in multiple segments totaling 49 miles.
**Operated by DCP Midstream Partners, LP; Phillips 66 Partners holds a direct one-third ownership in the pipeline entities.

The following table depicts our ownership interest in finished product terminals as of December 31, 2016:

Facility Name	Location	Interest	Gross Storage Capacity (MBbl)	Gross Rack Capacity (MBD)
Albuquerque †	New Mexico	100%	244	18
Amarillo †	Texas	100	277	29
Beaumont	Texas	100	2,400	8
Billings	Montana	100	88	16
Bozeman	Montana	100	113	13
Casper †	Montana	100	365	7
Colton	California	100	211	21
Denver	Colorado	100	310	43
Des Moines	Iowa	50	206	15
East St. Louis †	Illinois	100	2,085	78
Glenpool †	Oklahoma	100	627	19
Great Falls	Montana	100	198	12
Hartford †	Illinois	100	1,075	25
Helena	Montana	100	178	10
Jefferson City †	Missouri	100	110	16
Kansas City †	Kansas	100	1,294	66
La Junta	Colorado	100	101	10
Lincoln	Nebraska	100	219	21
Linden †	New Jersey	100	429	121
Los Angeles	California	100	116	75
Lubbock †	Texas	100	179	17
Missoula	Montana	50	368	29
Moses Lake	Washington	50	186	13
Mount Vernon †	Missouri	100	363	46
North Salt Lake	Utah	50	738	41
Oklahoma City †	Oklahoma	100	352	48
Pasadena †	Texas	100	3,210	65
Ponca City †	Oklahoma	100	51	23
Portland	Oregon	100	664	33
Renton	Washington	100	228	20
Richmond	California	100	334	28
Rock Springs	Wyoming	100	125	19
Sacramento	California	100	141	13
Sheridan †	Wyoming	100	86	15
Spokane	Washington	100	351	24
Tacoma	Washington	100	307	17
Tremley Point †	New Jersey	100	1,593	39
Westlake	Louisiana	100	128	16
Wichita Falls	Texas	100	303	15
Wichita North †	Kansas	100	679	19
†Owned by Phillips 66 Partners LP; Phillips 66 held a 61 percent ownership interest in Phillips 66 Partners LP at December 31, 2016.

The following table depicts our ownership interest in crude and other terminals as of December 31, 2016:

Facility Name	Location	Interest	Gross Storage Capacity (MBbl)	Gross Loading Capacity*
Crude
Beaumont	Texas	100%	5,904	N/A
Billings †	Montana	100	270	N/A
Borger	Texas	100	721	N/A
Clifton Ridge †	Louisiana	100	3,410	N/A
Cushing †	Oklahoma	100	700	N/A
Freeport	Texas	100	2,200	N/A
Junction	California	100	523	N/A
McKittrick	California	100	237	N/A
Odessa	Texas	100	523	N/A
Palermo †	North Dakota	70	206	N/A
Pecan Grove †	Louisiana	100	142	N/A
Ponca City †	Oklahoma	100	1,200	N/A
Santa Margarita	California	100	335	N/A
Santa Maria	California	100	112	N/A
Tepetate	Louisiana	100	152	N/A
Torrance	California	100	309	N/A
Wichita Falls	Texas	100	240	N/A
Petroleum Coke
Lake Charles	Louisiana	50	N/A	N/A
Rail
Bayway †	New Jersey	100	N/A	75
Beaumont	Texas	100	N/A	20
Ferndale †	Washington	100	N/A	30
Missoula	Montana	50	N/A	41
Palermo †	North Dakota	70	N/A	100
Thompson Falls	Montana	50	N/A	42
Marine
Beaumont	Texas	100	N/A	17
Clifton Ridge †	Louisiana	100	N/A	48
Hartford †	Illinois	100	N/A	3
Pecan Grove †	Louisiana	100	N/A	6
Portland	Oregon	100	N/A	10
Richmond	California	100	N/A	3
Tacoma	Washington	100	N/A	12
Tremley Point †	New Jersey	100	N/A	7
NGL Facilities
Freeport	Texas	100	1,000	36
River Parish †	Louisiana	100	1,500	N/A
Clemens †	Texas	100	7,500	N/A
†Owned by Phillips 66 Partners LP; Phillips 66 held a 61 percent ownership interest in Phillips 66 Partners LP at December 31, 2016.
*Rail in thousands of barrels daily (MBD); Marine and NGL Facilities in thousands of barrels per hour.

Rockies Express Pipeline LLC (REX)
We have a 25 percent interest in REX. The REX natural gas pipeline runs 1,712 miles from Meeker, Colorado, to Clarington, Ohio, and has a natural gas transmission capacity of 1.8 billion cubic feet per day (BCFD), with most of its system having a pipeline diameter of 42 inches. Numerous compression facilities support the pipeline system. The REX pipeline was originally designed to enable natural gas producers in the Rocky Mountain region to deliver natural gas supplies to the Midwest and eastern regions of the United States. During 2015, as a result of east-to-west expansion projects, the REX Pipeline began transporting natural gas supplies from the Appalachian Basin to Midwest markets. In the fourth quarter of 2016, as a result of capacity enhancement projects, the east-to-west capacity was increased to 2.6 BCFD in order to deliver additional natural gas into Midwestern gas markets.

Marine Vessels
At December 31, 2016, we had 13 double-hulled, international-flagged crude oil and product tankers under term charter, with capacities ranging in size from 300,000 to 1,100,000 barrels. Additionally, we had under term charter two Jones Act-compliant tankers and 50 tug/barge units. These vessels are used primarily to transport feedstocks or provide product transportation for certain of our refineries, including delivery of domestic crude oil to our Gulf Coast and East Coast refineries.

Truck and Rail
Truck and rail operations support our feedstock and distribution operations. Rail movements are provided via a fleet of more than 10,800 owned and leased railcars. Truck movements are provided through approximately 150 third-party trucking companies, as well as through Sentinel Transportation LLC, which became a wholly owned subsidiary on December 31, 2016.

DCP Midstream

Our Midstream segment includes our 50 percent equity investment in DCP Midstream, which is headquartered in Denver, Colorado. As of December 31, 2016, DCP Midstream owned or operated 61 natural gas processing facilities, with a net processing capacity of approximately 8.0 BCFD. DCP Midstream’s owned or operated natural gas pipeline systems included gathering services for these facilities, as well as natural gas transmission, and totaled approximately 64,000 miles of pipeline. DCP Midstream also owned or operated 12 NGL fractionation plants, along with natural gas and NGL storage facilities, a propane wholesale marketing business and NGL pipeline assets.

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
During 2016, DCP Midstream completed or advanced the following growth projects:

•	The Sand Hills pipeline mainline capacity expansion was placed into service during the second quarter of 2016.

•
In the first quarter of 2016, DCP Partners (defined below) began to participate in earnings for its 15 percent interest in the Panola intrastate NGL pipeline which completed an expansion in the third quarter of 2016.

•	Also in the first quarter of 2016, construction was completed on the Grand Parkway gathering system in the Denver-Julesburg (DJ) Basin.

Effective January 1, 2017, DCP Midstream, LLC and its master limited partnership (then named DCP Midstream Partners, LP, subsequently renamed DCP Midstream, LP on January 11, 2017, and referred to herein as DCP Partners) closed a transaction in which DCP Midstream, LLC contributed subsidiaries owning all of its operating assets and its existing debt to DCP Partners, in exchange for approximately 31.1 million DCP Partners units. Following the transaction, we and our co-venturer retained our 50/50 investment in DCP Midstream, LLC and DCP Midstream, LLC retained its incentive distribution rights in DCP Partners, through its ownership of the general partner of DCP Partners, and held a 38 percent interest in DCP Partners. See the “Equity Affiliates” section of “Significant Sources of Capital” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information on this transaction.

NGL

Our NGL business includes the following:

•
A U.S. Gulf Coast NGL market hub comprising the Freeport LPG Export Terminal and Phillips 66 Partners’ 100,000 barrels-per-day (BPD) Sweeny Fractionator. These assets are supported by Phillips 66 Partners’ 7.5-million-barrel Clemens storage facility.

•	A 22.5 percent equity interest in Gulf Coast Fractionators, which owns an NGL fractionation plant in Mont Belvieu, Texas. We operate the facility, and our net share of its capacity is 32,625 BPD.

•	A 12.5 percent equity interest in a fractionation plant in Mont Belvieu, Texas. Our net share of its capacity is 30,250 BPD.

•	A 40 percent interest in a fractionation plant in Conway, Kansas. Our net share of its capacity is 43,200 BPD.

•
Phillips 66 Partners owns an NGL logistics system in southeast Louisiana comprising approximately 500 miles of pipelines and a storage cavern connecting multiple fractionation facilities, refineries and a petrochemical facility.

•	Phillips 66 Partners owns a direct one-third interest in both Sand Hills and Southern Hills pipelines, which connect Eagle Ford, Permian and Midcontinent production to the Mont Belvieu, Texas market.

The Sweeny Fractionator is located adjacent to our Sweeny Refinery in Old Ocean, Texas and supplies purity ethane to the petrochemical industry and LPG to domestic and global markets. Raw NGL supply to the fractionator is delivered from nearby major pipelines, including the Sand Hills pipeline. The fractionator is supported by significant infrastructure including connectivity to two NGL supply pipelines, a 180,000 BPD pipeline connecting to the Mont Belvieu market center and a multi-million barrel salt dome storage facility with access to our LPG export terminal in Freeport, Texas.

In December 2016, the Freeport LPG Export Terminal became fully operational and loaded its first cargos. The terminal leverages our fractionation, transportation and storage infrastructure to supply petrochemical, heating and transportation markets globally. The terminal can simultaneously load two ships with refrigerated propane and butane at a combined rate of 36,000 barrels per hour. In support of the terminal, a 100,000 BPD unit to upgrade domestic propane for export was installed near the Sweeny Fractionator. In addition, the terminal exports 10,000 to 15,000 BPD of natural gasoline (C5+) produced at the Sweeny Fractionator.

CHEMICALS

The Chemicals segment consists of our 50 percent equity investment in CPChem, which is headquartered in The Woodlands, Texas. At the end of 2016, CPChem owned or had joint-venture interests in 32 global manufacturing facilities and two U.S. research and development centers.

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

CPChem and its equity affiliates have manufacturing facilities located in Belgium, China, Colombia, Qatar, Saudi Arabia, Singapore, South Korea and the United States.

The following table reflects CPChem’s petrochemicals and plastics product capacities at December 31, 2016:

	Millions of Pounds per Year
	U.S.	Worldwide
O&P
Ethylene	8,030	10,505
Propylene	2,675	3,180
High-density polyethylene	4,205	6,500
Low-density polyethylene	620	620
Linear low-density polyethylene	490	490
Polypropylene	—	310
Normal alpha olefins	2,335	2,850
Polyalphaolefins	105	235
Polyethylene pipe	590	590
Total O&P	19,050	25,280

SA&S
Benzene	1,600	2,530
Cyclohexane	1,060	1,455
Paraxylene	1,000	1,000
Styrene	1,050	1,875
Polystyrene	835	1,070
K-Resin® SBC	—	70
Specialty chemicals	439	559
Nylon 6,6	—	55
Nylon compounding	—	20
Polymer conversion	—	130
Total SA&S	5,984	8,764
Total O&P and SA&S	25,034	34,044
Capacities include CPChem’s share in equity affiliates and excludes CPChem’s NGL fractionation capacity.

In 2016, CPChem continued construction of a world-scale ethane cracker and polyethylene facilities in the U.S. Gulf Coast region. The project will leverage the development of the significant shale resources in the United States. CPChem’s Cedar Bayou facility, in Baytown, Texas, is the location of the 3.3 billion-pound-per-year ethylene unit. The polyethylene facility will have two polyethylene units, each with an annual capacity of 1.1 billion pounds, and is located near CPChem’s Sweeny facility in Old Ocean, Texas. The project is expected to be completed in 2017.

In March 2016, CPChem approved expansion of the polyalphaolefins (PAO) capacity at its Cedar Bayou plant by 22 million pounds per year, or 20 percent. The expansion will allow CPChem to meet the increasing demand for high-performance lubricants. Feedstocks for this project will be provided through expansion completed in 2015 of normal alpha olefins capacity at its Cedar Bayou facility. The PAO expansion is expected to start up by mid-2017.

In the third quarter of 2016, CPChem completed construction of a polyethylene pilot plant at its research and technology facility in Bartlesville, Oklahoma. The pilot plant enables polyethylene research, such as new catalyst and polymer development, to take place on a pilot scale prior to implementation in full-scale operations.

In October 2016, CPChem entered into an agreement to sell its K-Resin® styrene-butadiene copolymers business, with the sale expected to close in the first half of 2017.

REFINING

Our Refining segment buys, sells, and refines crude oil and other feedstocks into petroleum products (such as gasolines, distillates and aviation fuels) at 13 refineries, mainly in the United States and Europe.

The table below depicts information for each of our U.S. and international refineries at December 31, 2016:

			Thousands of Barrels Daily
Region/Refinery	Location	Interest	Net Crude Throughput Capacity		Net Clean Product Capacity**		Clean Product Yield Capability
			At December 31 2016	Effective January 1 2017	Gasolines	Distillates
Atlantic Basin/Europe
Bayway	Linden, NJ	100.00%	238	241	150	120	92%
Humber	N. Lincolnshire, United Kingdom	100.00	221	221	90	115	81
MiRO*	Karlsruhe, Germany	18.75	58	58	25	25	87
			517	520

Gulf Coast
Alliance	Belle Chasse, LA	100.00	247	247	125	120	88
Lake Charles	Westlake, LA	100.00	249	249	90	115	70
Sweeny	Old Ocean, TX	100.00	247	247	135	120	87
			743	743

Central Corridor
Wood River	Roxana, IL	50.00	157	157	80	55	81
Borger	Borger, TX	50.00	73	73	50	25	91
Ponca City	Ponca City, OK	100.00	203	203	120	95	93
Billings	Billings, MT	100.00	60	60	35	25	90
			493	493

West Coast
Ferndale	Ferndale, WA	100.00	101	101	60	30	81
Los Angeles	Carson/ Wilmington, CA	100.00	139	139	85	65	90
San Francisco	Arroyo Grande/San Francisco, CA	100.00	120	120	60	60	85
			360	360
			2,113	2,116
*Mineraloelraffinerie Oberrhein GmbH.
**Clean product capacities are maximum rates for each clean product category, independent of each other. They are not additive when calculating the clean product yield capability for each refinery.

Primary crude oil characteristics and sources of crude oil for our refineries are as follows:

	Characteristics				Sources
	Sweet	Medium Sour	Heavy Sour	High TAN*	United States	Canada	South America	Europe	Middle East & Africa
Bayway	●	●			●	●			●
Humber	●	●		●				●	●
MiRO	●	●	●					●	●
Alliance	●				●
Lake Charles	●	●	●	●	●	●	●		●
Sweeny	●	●	●	●	●	●	●
Wood River	●		●	●	●	●
Borger		●	●		●	●
Ponca City	●	●			●	●
Billings		●	●	●		●
Ferndale	●	●			●	●
Los Angeles		●	●	●	●	●	●		●
San Francisco	●	●	●	●	●		●		●
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

Whitegate Refinery
In September 2016, we sold our interest in the Whitegate Refinery, in Cork, Ireland.

Gulf Coast Region

Alliance Refinery
The Alliance Refinery is located on the Mississippi River in Belle Chasse, Louisiana. The single-train facility includes a fluid catalytic cracking unit, alkylation, delayed coking, hydrodesulfurization units, a naphtha reformer and aromatics unit. Alliance produces a high percentage of transportation fuels, such as gasoline, diesel and jet fuels. Other products include petrochemical feedstocks, home heating oil and anode-grade petroleum coke. The majority of the refined products are distributed to customers in the southeastern and eastern United States through major common-carrier pipeline systems and by barge. Refined products are also sold into export markets through the refinery’s marine terminal.

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

Sweeny Refinery
The Sweeny Refinery is located in Old Ocean, Texas, approximately 65 miles southwest of Houston. Refinery facilities include fluid catalytic cracking, delayed coking, alkylation, a naphtha reformer and hydrodesulfurization units. The refinery receives crude oil by pipeline and via tankers, through wholly and jointly owned terminals on the Gulf Coast, including a deepwater terminal at Freeport, Texas. It produces a high percentage of transportation fuels, such as gasoline, diesel and jet fuels. Other products include petrochemical feedstocks, home heating oil and fuel-grade petroleum coke. We operate nearby terminals and storage facilities, along with pipelines that connect these facilities to the refinery. Refined products are distributed throughout the Midwest, southeastern and eastern United States by pipeline, barge and railcar.

MSLP
Merey Sweeny, L.P. (MSLP) owns a delayed coker and related facilities at the Sweeny Refinery. MSLP processes long residue, which is produced from heavy sour crude oil, for a processing fee. Fuel-grade petroleum coke is produced as a by-product and becomes the property of MSLP. See Note 5—Business Combinations, in the Notes to Consolidated Financial Statements, for information on the ownership of MSLP.

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

West Coast Region

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

Los Angeles Refinery
The Los Angeles Refinery consists of two linked facilities located about five miles apart in Carson and Wilmington, California, approximately 15 miles southeast of the Los Angeles International Airport. Carson serves as the front end of the refinery by processing crude oil, and Wilmington serves as the back end by upgrading the intermediate products to finished products. The refinery produces a high percentage of transportation fuels, such as gasoline, diesel and jet fuels. Other products include fuel-grade petroleum coke. The facilities include fluid catalytic cracking, alkylation, hydrocracking, coking, and naphtha reforming units. The refinery produces California Air Resources Board (CARB)-grade gasoline. Refined products are distributed to customers in California, Nevada and Arizona by pipeline and truck.

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

Marketing

Marketing—United States
In the United States, as of December 31, 2016, we marketed gasoline, diesel and aviation fuel through approximately 7,850 marketer-owned or -supplied outlets in 48 states. These sites utilize the Phillips 66, Conoco or 76 brands.

At December 31, 2016, our wholesale operations utilized a network of marketers operating approximately 6,100 outlets. We have placed a strong emphasis on the wholesale channel of trade because of its lower capital requirements. In addition, we held brand-licensing agreements covering approximately 850 sites. Our refined products are marketed on both a branded and unbranded basis. A high percentage of our branded marketing sales are made in the Midcontinent, Rockies and West Coast regions, where our wholesale marketing operations provide efficient off-take from our refineries. We continue to utilize consignment fuel agreements with several marketers whereby we own the fuel inventory and pay the marketers a fixed monthly fee.

In the Gulf Coast and East Coast regions, most sales are conducted via unbranded sales which do not require a highly integrated marketing and distribution infrastructure to secure product placement for refinery pull through. We are expanding our export capability at our U.S. coastal refineries to meet growing international demand and increase flexibility to provide product to the highest-value markets. During 2016, we signed a long-term brand licensing agreement with Motiva Enterprises LLC (Motiva) for its use of the 76 brand in its 26-state territory.  The agreement is expected to increase branded sales in the East Coast and Gulf Coast regions as Motiva introduces the 76 brand during 2017.

In addition to automotive gasoline and diesel, we produce and market jet fuel and aviation gasoline. At December 31, 2016, aviation gasoline and jet fuel were sold through dealers and independent marketers at approximately 900 Phillips 66-branded locations in the United States.

Marketing—International
We have marketing operations in four European countries. Our European marketing strategy is to sell primarily through owned, leased or joint venture retail sites using a low-cost, high-volume approach. We use the JET brand name to market retail and wholesale products in Austria, Germany and the United Kingdom. In addition, a joint venture in which we have an equity interest markets products in Switzerland under the Coop brand name.

We also market aviation fuels, LPG, heating oils, transportation fuels, marine bunker fuels, bitumen and fuel coke specialty products to commercial customers and into the bulk or spot markets in the above countries.

As of December 31, 2016, we had 1,306 marketing outlets in our European operations, of which 969 were company owned and 337 were dealer owned. In addition, through our joint venture operations in Switzerland, we have interests in 298 additional sites.

Specialties

We manufacture and sell a variety of specialty products, including petroleum coke products, waxes, solvents and polypropylene. Certain manufacturing operations are included in the Refining segment, while the marketing function for these products is included in the Specialties business.

Premium Coke, Polypropylene & Solvents
We market high-quality graphite and anode-grade petroleum cokes in the United States and Europe for use in a variety of industries that include steel, aluminum, titanium dioxide and battery manufacturing.  We also market polypropylene in North America under the COPYLENE brand name for use in consumer products, and market specialty solvents that include pentane, iso-pentane, hexane, heptane and odorless mineral spirits for use in the petrochemical, agriculture and consumer markets.

Excel Paralubes
We own a 50 percent interest in Excel Paralubes, a joint venture which owns a hydrocracked lubricant base oil manufacturing plant located adjacent to the Lake Charles Refinery. The facility has a nameplate capacity of 22,200 barrels per day of high-quality, clear hydrocracked base oils.

Lubricants
We manufacture and sell automotive, commercial, industrial and specialty lubricants which are marketed worldwide under the Phillips 66, Kendall and Red Line brands, as well as other private label brands. We also market Group II Pure Performance base oils globally as well as import and market Group III Ultra-S base oils through an agreement with South Korea’s S-Oil corporation.

Other

Power Generation
We own a cogeneration power plant located adjacent to the Sweeny Refinery. The plant generates electricity and provides process steam to the refinery, as well as merchant power into the Texas market. The plant has a net electrical output of 440 megawatts and is capable of generating up to 3.6 million pounds per hour of process steam.

TECHNOLOGY DEVELOPMENT

Our Technology organization conducts applied and fundamental research in three areas: 1) support for our current business, 2) new environmental solutions for governmental regulations and 3) future growth. Technology programs include evaluating advantaged crudes; and modeling to reduce energy consumption, increase product yield and increase reliability. Our sustainability group is focusing efforts on organic photovoltaic polymers, solid oxide fuel cells, atmospheric modeling and air chemistry, water use and reuse and renewable fuels. Additionally, we monitor disruptive technologies such as electric vehicles and impacts of the digital space on energy consumption, and perform research and monitoring of developments in battery technology.

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

In the Chemicals segment, CPChem is ranked among the top 10 producers of many of its major product lines according to published industry sources, based on average 2016 production capacity. Petroleum products, petrochemicals and plastics are typically delivered into the worldwide commodity markets. Our Refining and M&S segments compete primarily in the United States and Europe. Based on the statistics published in the December 5, 2016, issue of the Oil & Gas Journal, we are one of the largest refiners of petroleum products in the United States. Elements of competition for both our Chemicals and Refining segments include product improvement, new product development, low-cost structures, and efficient manufacturing and distribution systems. In the marketing portion of the business, competitive factors include product properties and processibility, reliability of supply, customer service, price and credit terms, advertising and sales promotion, and development of customer loyalty to branded products.

GENERAL

At December 31, 2016, we held a total of 347 active patents in 24 countries worldwide, including 244 active U.S. patents. The overall profitability of any business segment is not dependent on any single patent, trademark, license or franchise.

Company-sponsored research and development activities charged against earnings were $60 million, $65 million and $62 million in 2016, 2015 and 2014, respectively.

In support of our goal to attain zero incidents, we have implemented a comprehensive Health, Safety and Environmental (HSE) management system to support consistent management of HSE risks across our enterprise.  The management system is designed to ensure that personal safety, process safety, and environmental impact risks are identified and mitigation steps are taken to reduce the risk.  The management system requires periodic audits to ensure compliance with government regulations, as well as our internal requirements. Our commitment to continuous improvement is reflected in annual goal setting and performance measurement.

See the environmental information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity—Contingencies” under the captions “Environmental” and “Climate Change.” It includes information on expensed and capitalized environmental costs for 2016 and those expected for 2017 and 2018.

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

Our revenues, operating results and future rate of growth are highly dependent on a number of factors, including fixed and variable expenses (including the cost of crude oil, NGL, and other refining and petrochemical feedstocks) and the margin we can derive from selling refined and Chemicals segment products. The prices of feedstocks and our products fluctuate substantially. These prices depend on numerous factors beyond our control, including the global supply and demand for feedstocks and our products, which are subject to, among other things:

•	Changes in the global economy and the level of foreign and domestic production of crude oil, natural gas and NGL and refined, petrochemical and plastics products.

•	Availability of feedstocks and refined products and the infrastructure to transport feedstocks and refined products.

•	Local factors, including market conditions, the level of operations of other facilities in our markets, and the volume of products imported and exported.

•	Threatened or actual terrorist incidents, acts of war and other global political conditions.

•	Government regulations.

•	Weather conditions, hurricanes or other natural disasters.

The price of crude oil influences prices for refined products. We do not produce crude oil and must purchase all of the crude oil we process. Many crude oils available on the world market will not meet the quality restrictions for use in our refineries. Others are not economical to use due to excessive transportation costs or for other reasons. The prices for crude oil and refined products can fluctuate differently based on global, regional and local market conditions. In addition, the timing of the relative movement of the prices (both among different classes of refined products and among various global markets for similar refined products), as well as the overall change in refined product prices, can reduce refining margins and could have a significant impact on our refining, wholesale marketing and retail operations, revenues, operating income and cash flows. Also, crude oil supply contracts generally have market-responsive pricing provisions. We normally purchase our refinery feedstocks weeks before manufacturing and selling the refined products. Changes in prices that occur between when we purchase feedstocks and when we sell the refined products produced from these feedstocks could have a significant effect on our financial results. We also purchase refined products produced by others for sale to our customers. Price changes that occur between when we purchase and sell these refined products also could have a material adverse effect on our business, financial condition and results of operations.

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

The adoption of climate change legislation or regulation could result in increased operating costs and reduced demand for the refined products we produce.

The U.S. government, including the EPA, as well as several state and international governments, have either considered or adopted legislation or regulations in an effort to reduce greenhouse gas (GHG) emissions. These proposed or promulgated laws apply or could apply in states and/or countries where we have interests or may have interests in the future. In addition, various groups suggest that additional laws may be needed in an effort to address climate change, as illustrated by the Paris Agreement negotiated at the 2015 United Nations Conference on Climate Change, referred to as COP 21, which entered into force on November 4, 2016. We cannot predict the extent to which any such legislation or regulation will be enacted and, if so, what its provisions would be. To the extent we incur additional costs required to comply with the adoption of new laws and regulations that are not ultimately reflected in the prices of our products and services, our business, financial condition, results of operations and cash flows in future periods could be materially adversely affected. In addition, demand for the refined products we produce could be adversely affected.

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

Domestic and worldwide political and economic developments could affect our operations and materially reduce our profitability and cash flows.

Actions of the U.S., state, local and international governments through tax and other legislation or regulation, executive order, permit or other review of infrastructure or facility development, and commercial restrictions could delay projects, increase costs, limit development, or otherwise reduce our operating profitability both in the United States and abroad. Any such actions may affect many aspects of our operations, including requiring permits or other approvals that may impose unforeseen or unduly burdensome conditions or potentially cause delays in our operations; further limiting or prohibiting construction or other activities in environmentally sensitive or other areas; requiring increased capital costs to construct, maintain or upgrade equipment or facilities; or restricting the locations where we may construct facilities or requiring the relocation of facilities. In addition, the U.S. government can prevent or restrict us from doing business in foreign countries. These restrictions and those of foreign governments could limit our ability to operate in, or gain access to, opportunities in various countries, as well as limit our ability to obtain the optimum slate of crude oil and other refinery feedstocks. Our foreign operations and those of our joint ventures are further subject to risks of loss of revenue, equipment and property as a result of expropriation, acts of terrorism, war, civil unrest and other political risks; unilateral or forced renegotiation, modification or nullification of existing contracts with governmental entities; and difficulties enforcing rights against a governmental agency because of the doctrine of sovereign immunity and foreign sovereignty over international operations. Our foreign operations and those of our joint ventures are also subject to fluctuations in currency exchange rates. Actions by both the United States and host governments may affect our operations significantly in the future.

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

We will not approve a large-scale capital project unless we expect it will deliver an acceptable level of return on the capital invested in the project. We base these forecasted project economics on our best estimate of future market conditions. Most large-scale projects take several years to complete. During this multi-year period, market conditions can change from those we forecast, and these changes could be significant. Accordingly, we may not be able to realize our expected returns from a large investment in a capital project, and this could negatively impact our results of operations, cash flows and our return on capital employed.

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

There are a variety of hazards and operating risks inherent in the manufacturing of petrochemicals and the gathering, processing, transmission, storage, and distribution of natural gas and NGL, such as spills, leaks, explosions and mechanical problems that could cause substantial financial losses. In addition, these risks could result in significant injury, loss of human life, damage to property, environmental pollution and impairment of operations, any of which could result in substantial losses. For assets located near populated areas, including residential areas, commercial business centers, industrial sites and other public gathering areas, the level of damage resulting from these risks could be greater. Should any of these risks materialize, it could have a material adverse effect on the business and financial condition of our equity affiliates in these segments and negatively impact their ability to make future distributions to us.

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

We often utilize the services of third parties to transport crude oil, NGL and refined products to and from our facilities. In addition to our own operational risks discussed above, we could experience interruptions of supply or increases in costs to deliver refined products to market if the ability of the pipelines or vessels to transport crude oil or refined products is disrupted because of weather events, accidents, governmental regulations or third-party actions. A prolonged disruption of the ability of a pipeline or vessel to transport crude oil, NGL or refined products to or from one or more of our refineries or other facilities could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

New Matters
The California Air Resources Board (CARB) issued four separate Notices of Violation (NOV) to the company alleging violations of fuel specification requirements at our Los Angeles Refinery and Torrance Tank Farm. During a meeting with the CARB in January 2017, it proposed to have these four NOVs resolved with a total penalty payment of $190,000. We are working with the CARB to resolve these NOVs.

In October 2016, after receiving a Notice of Intent to Sue from the Sierra Club, we entered into a voluntary settlement with the Illinois Environmental Protection Agency for alleged violations of wastewater requirements at the Wood River Refinery.  The settlement involves certain capital projects and payment of $125,000.  The settlement has been filed with the Court for final approval and the Sierra Club has sought to intervene in the case to oppose the settlement.  A court hearing is scheduled for March 2017.

Matters Previously Reported (unresolved or resolved since the quarterly report on Form 10-Q for the quarterly period ended September 30, 2016)
In October 2007, we received a Complaint from the EPA alleging violations of the Clean Water Act related to a 2006 oil spill at the Bayway Refinery and proposing a penalty of $156,000. We resolved this matter with the EPA in December 2016 with a settlement payment of $35,500.

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

In July 2014, Phillips 66 received an NOV from the EPA alleging various flaring-related violations between 2009 and 2013 at the Wood River Refinery. We are working with the EPA to resolve this NOV.

In September 2014, the EPA issued an NOV alleging a violation of hazardous air pollution regulations at the Wood River Refinery during 2014. We are working with the EPA to resolve this NOV.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Position Held	Age*

Greg C. Garland	Chairman and Chief Executive Officer	59
Tim G. Taylor	President	63
Robert A. Herman	Executive Vice President, Midstream	57
Paula A. Johnson	Executive Vice President, Legal and Government Affairs, General Counsel and Corporate Secretary	53
Kevin J. Mitchell	Executive Vice President, Finance and Chief Financial Officer	50
Lawrence M. Ziemba	Executive Vice President, Refining	61
Chukwuemeka A. Oyolu	Vice President and Controller	47
*On February 10, 2017.

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

Robert A. Herman is Executive Vice President, Midstream for Phillips 66, a position he has held since June 2014. Previously, Mr. Herman served Phillips 66 as Senior Vice President, HSE, Projects and Procurement from February 2014 to June 2014, and Senior Vice President, Health, Safety, and Environment from April 2012 to February 2014. Mr. Herman was Vice President, Health, Safety, and Environment for ConocoPhillips from 2010 to 2012.

Paula A. Johnson is Executive Vice President, Legal and Government Affairs, General Counsel and Corporate Secretary of Phillips 66, a position she has held since October 2016. Previously, Ms. Johnson served as Executive Vice President, Legal, General Counsel and Corporate Secretary of Phillips 66 from May 2013 to October 2016, and Senior Vice President, Legal, General Counsel and Corporate Secretary of Phillips 66 from April 2012 to May 2013. Ms. Johnson served as Deputy General Counsel of ConocoPhillips from 2009 to 2012.

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

Chukwuemeka A. Oyolu is Vice President and Controller of Phillips 66, a position he has held since December 2014. Mr. Oyolu was Phillips 66’s General Manager, Finance for Refining, Marketing and Transportation from May 2012 until February 2014 when he became General Manager, Planning and Optimization. Prior to this, Mr. Oyolu worked for ConocoPhillips as Manager, Downstream Finance, from 2009 to 2012.

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

Quarterly Common Stock Prices and Cash Dividends Per Share

Phillips 66’s common stock is traded on the New York Stock Exchange (NYSE) under the symbol “PSX.” The following table reflects intraday high and low sales prices of, and dividends declared on, our common stock for each quarter presented:

	Stock Price
	High	Low	Dividends
2016
First Quarter	$90.87	71.74	.56
Second Quarter	89.31	76.40	.63
Third Quarter	81.31	73.67	.63
Fourth Quarter	88.87	77.66	.63

2015
First Quarter	$80.59	57.33	.50
Second Quarter	82.19	76.43	.56
Third Quarter	84.85	69.79	.56
Fourth Quarter	94.12	76.45	.56

Closing Stock Price at December 30, 2016	$86.41
Closing Stock Price at January 31, 2017	$81.62
Number of Stockholders of Record at January 31, 2017	40,969

Issuer Purchases of Equity Securities

				Millions of Dollars
Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs**	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

October 1-31, 2016	602,444	$80.19	602,444	$1,744
November 1-30, 2016	1,071,920	82.11	1,071,920	1,656
December 1-31, 2016	1,086,373	86.31	1,086,373	1,562
Total	2,760,737	$83.34	2,760,737
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

Item 6. SELECTED FINANCIAL DATA

For periods prior to the Separation, the following selected financial data consisted of the combined operations of the downstream businesses of ConocoPhillips. All financial information presented for periods after the Separation represents the consolidated results of operations, financial position and cash flows of Phillips 66. Accordingly, the selected income statement data for the year ended December 31, 2012, consists of the consolidated results of Phillips 66 for the eight months ended December 31, 2012, and the combined results of the downstream businesses of ConocoPhillips for the four months ended April 30, 2012.

	Millions of Dollars Except Per Share Amounts
	2016	2015	2014	2013	2012

Sales and other operating revenues	$84,279	98,975	161,212	171,596	179,290
Income from continuing operations	1,644	4,280	4,091	3,682	4,083
Income from continuing operations attributable to Phillips 66	1,555	4,227	4,056	3,665	4,076
Per common share
Basic	2.94	7.78	7.15	5.97	6.47
Diluted	2.92	7.73	7.10	5.92	6.40
Net income	1,644	4,280	4,797	3,743	4,131
Net income attributable to Phillips 66	1,555	4,227	4,762	3,726	4,124
Per common share
Basic	2.94	7.78	8.40	6.07	6.55
Diluted	2.92	7.73	8.33	6.02	6.48
Total assets	51,653	48,580	48,692	49,769	48,035
Long-term debt	9,588	8,843	7,793	6,101	6,924
Cash dividends declared per common share	2.4500	2.1800	1.8900	1.3275	0.4500

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

BUSINESS ENVIRONMENT AND EXECUTIVE OVERVIEW

Phillips 66 is an energy manufacturing and logistics company with midstream, chemicals, refining, and marketing and specialties businesses. At December 31, 2016, we had total assets of $51.7 billion.

Executive Overview
We reported earnings of $1.6 billion in 2016 and generated $3.0 billion in cash from operating activities. Phillips 66 Partners LP issued debt and common units to the public for net proceeds totaling $2.1 billion. We used this available cash primarily to fund capital expenditures and investments of $2.8 billion, pay dividends of $1.3 billion and repurchase $1.0 billion of our common stock. We ended 2016 with $2.7 billion of cash and cash equivalents and approximately $5.5 billion of total capacity under both our and Phillips 66 Partners’ available liquidity facilities.

Our financial performance in 2016 demonstrated the benefit of a diversified portfolio of businesses in a low commodity price environment. We continue to focus on the following strategic priorities:

•
Operating Excellence. Our commitment to operating excellence guides everything we do. We are committed to protecting the health and safety of everyone who has a role in our operations and the communities in which we operate. Continuous improvement in safety, environmental stewardship, reliability and cost efficiency is a fundamental requirement for our company and employees. We employ rigorous training and audit programs to drive ongoing improvement in both personal and process safety as we strive for zero incidents. 2016 was our safest year since the company’s inception. Since we cannot control commodity prices, controlling operating expenses and overhead costs, within the context of our commitment to safety and environmental stewardship, is a high priority.  We actively monitor and report these costs to senior management. Our operating and selling, general and administrative expenses were $5.9 billion in 2016, $6.0 billion in 2015 and $6.1 billion in 2014. We are committed to protecting the environment and strive to reduce our environmental footprint throughout our operations. Optimizing utilization rates at our refineries through reliable and safe operations enables us to capture the value available in the market in terms of prices and margins. During 2016, our worldwide refining crude oil capacity utilization rate was 96 percent, 5 percent higher than during 2015.

•
Growth. We have budgeted $2.7 billion in capital expenditures and investments in 2017, including $0.4 billion for Phillips 66 Partners. Including our share of expected capital spending by joint ventures DCP Midstream, LLC (DCP Midstream), Chevron Phillips Chemical Company LLC (CPChem) and WRB Refining LP (WRB), our total 2017 capital program is expected to be $3.8 billion. After completing our U.S. Gulf Coast NGL market hub in 2016, we will focus Midstream development in 2017 around our existing infrastructure’s footprint. In Chemicals, CPChem progressed towards completion of its U.S. Gulf Coast ethane cracker and polyethylene facilities project during 2016. The polyethylene units are expected to be complete by mid-2017 and the ethane cracker is expected to be complete in the fourth quarter of 2017. Growth capital in Refining will be directed toward small, high-return, quick-payout projects, while Marketing and Specialties will continue to expand and enhance its fuels marketing business.

•
Returns. We plan to improve refining returns by increasing throughput of advantaged feedstocks, disciplined capital allocation and portfolio optimization. A disciplined capital allocation process ensures that we focus investments in projects that generate competitive returns throughout the business cycle. During 2016, we sold the Whitegate Refinery in Ireland as part of our ongoing portfolio optimization process. We improved clean product yield in 2016, and continued efforts to enhance the value of our marketing brands.

•
Distributions. We believe shareholder value is enhanced through, among other things, consistent growth of regular dividends, supplemented by share repurchases. We increased our quarterly dividend rate by 13 percent during 2016, and have increased it 215 percent since our separation from ConocoPhillips in 2012 (the Separation). Regular dividends demonstrate the confidence our Board of Directors and management have in our capital structure and operations’ capability to generate free cash flow throughout the business cycle. In 2016, we repurchased $1.0 billion, or approximately 12.9 million shares, of our common stock. At the discretion of our Board of Directors, we plan to increase dividends annually and fund our share repurchase program while continuing to invest in the growth of our business.

•
High-Performing Organization. We strive to attract, develop and retain individuals with the knowledge and skills to implement our business strategy and who support our values and culture. Throughout the company, we focus on getting results in the right way and believe success is both what we do and how we do it. We encourage collaboration throughout our company, while valuing differences, respecting diversity, and creating a great place to work. We foster an environment of learning and development through structured programs focused on enhancing functional and technical skills where employees are engaged in our business and committed to their own, as well as the company’s, success.

Business Environment
Commodity prices remained compressed during 2016. The discount for U.S. benchmark West Texas Intermediate (WTI) versus the international benchmark Brent narrowed over much of 2016 as the reemergence of floating storage pressured prompt waterborne markets. Over the course of 2016, commodity prices had a variety of impacts, both favorable and unfavorable, on our businesses that vary by segment.

Earnings in the Midstream segment, which includes our 50 percent equity investment in DCP Midstream, are closely linked to NGL prices, natural gas prices and crude oil prices. Average natural gas prices in 2016 were slightly lower than 2015 due to warmer-than-normal temperatures and high storage. In the fourth quarter of 2016, natural gas prices gained momentum with colder temperatures and increased residential and commercial heating demand. Total U.S. dry natural gas production also increased through the fourth quarter of 2016, largely from the Marcellus play, where new pipeline takeaway capacity came online in December 2016. NGL prices improved slightly throughout 2016 due to an increase in export capacity in the United States.

During 2016, our Chemicals segment, which consists of our 50 percent equity investment in CPChem, continued to benefit from feedstock cost advantages associated with manufacturing ethylene in regions of the world with significant NGL production. The chemicals and plastics industry is mainly a commodity-based industry where the margins for key products are based on supply and demand, as well as cost factors. The petrochemicals industry continues to experience lower ethylene cash costs in regions of the world where ethylene manufacturing is based upon NGL rather than crude oil-derived feedstocks. In particular, companies with North American light NGL-based crackers have benefited from lower-priced feedstocks. The ethylene-to-polyethylene chain margins remained positive, but they compressed in 2016 because of the significant decline in crude oil prices that began in 2014.

Our Refining segment results are driven by several factors including refining margins, cost control, refinery throughput and product yields. Refinery margins, often referred to as crack spreads, are measured as the difference between market prices for refined petroleum products and crude oil. During 2016, the U.S. 3:2:1 crack spread (three barrels of crude oil producing two barrels of gasoline and one barrel of diesel) weakened across all quarters compared with 2015, largely attributable to higher product inventories resulting from historically high refining throughput (especially in the Gulf Coast and Midcontinent regions). Northwest European crack spreads on average decreased in 2016 compared to 2015, also because of high product inventories resulting from high refinery utilization.

Results for our Marketing and Specialties (M&S) segment depend largely on marketing fuel margins, lubricant margins and other specialty product margins. While M&S margins are primarily based on market factors, largely determined by the relationship between supply and demand, marketing fuel margins, in particular, are influenced by the trend of spot prices for refined products. Generally speaking, a downward trend of spot prices has a favorable impact on marketing fuel margins, while an upward trend of spot prices has an unfavorable impact on marketing fuel margins.

RESULTS OF OPERATIONS

Consolidated Results

A summary of net income (loss) attributable to Phillips 66 by business segment follows:

	Millions of Dollars
	Year Ended December 31
	2016	2015	2014

Midstream	$178	13	507
Chemicals	583	962	1,137
Refining	374	2,555	1,771
Marketing and Specialties	891	1,187	1,034
Corporate and Other	(471)	(490)	(393)
Income from continuing operations attributable to Phillips 66	1,555	4,227	4,056
Discontinued Operations	—	—	706
Net income attributable to Phillips 66	$1,555	4,227	4,762

2016 vs. 2015

Our earnings from continuing operations decreased $2,672 million, or 63 percent, in 2016, mainly reflecting:

•	Lower realized refining margins.

•	Lower olefins and polyolefins margins.

•	Recognition in 2015 of $242 million of the deferred gain related to the sale in 2013 of the Immingham Combined Heat and Power Plant (ICHP).

These decreases were partially offset by:

•	Lower equity losses from DCP Midstream, primarily as a result of goodwill and other asset impairments recorded in 2015.

2015 vs. 2014

Our earnings from continuing operations increased $171 million, or 4 percent, in 2015, primarily resulting from:

•	Improved realized refining margins.

•	Recognition of $242 million in 2015, compared with $126 million in 2014, of the deferred gain related to the sale in 2013 of ICHP.

These increases were partially offset by:

•	Goodwill and other asset impairments recorded by DCP Midstream in 2015.

•	Lower ethylene margins.

Discontinued operations in 2014 included the recognition of a noncash $696 million gain related to the Phillips Specialty Products Inc. (PSPI) disposition through a share exchange.

See the “Segment Results” section for additional information on our segment results.

Income Statement Analysis

2016 vs. 2015

Sales and other operating revenues and purchased crude oil and products both decreased 15 percent in 2016. The decreases were primarily due to lower average prices for petroleum products and crude oil, while average NGL prices were slightly improved during 2016.

Equity in earnings of affiliates decreased 10 percent in 2016, primarily resulting from decreased earnings from CPChem and WRB, partially offset by improved results from DCP Midstream.

•	Equity in earnings of CPChem decreased 37 percent, primarily due to lower realized olefins and polyolefins margins.

•	Equity in earnings of WRB decreased $186 million, mainly resulting from lower market crack spreads, partially offset by higher feedstock advantage.

•	Equity in earnings of DCP Midstream improved $426 million in 2016, primarily driven by goodwill and other asset impairments recorded by DCP Midstream in 2015.

Net gain on dispositions decreased $273 million in 2016. In 2015, we recognized a $242 million deferred gain related to the sale of ICHP. See Note 6—Assets Held for Sale or Sold, in the Notes to Consolidated Financial Statements, for additional information.

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

•
Equity in earnings of DCP Midstream decreased $676 million in 2015. The decrease was primarily due to lower NGL, crude oil and natural gas prices. In addition, DCP Midstream recorded goodwill and other asset impairments in 2015.

•	Equity in earnings of CPChem decreased 19 percent, primarily due to lower ethylene margins and lower equity earnings from CPChem’s equity affiliates, partially offset by lower utility costs.

•	Equity in earnings of WRB decreased 13 percent, primarily driven by lower realized refining margins resulting from lower feedstock advantage, partially offset by higher secondary product margins.

Impairments in 2015 were $7 million, compared with $150 million in 2014. There was a $131 million impairment of the Whitegate Refinery recorded in 2014. For additional information, see Note 10—Impairments, in the Notes to Consolidated Financial Statements.

Interest and debt expense increased 16 percent in 2015. The increase was mainly due to a higher average debt principal balance in 2015, partially offset by increased capitalized interest.

See Note 21—Income Taxes, in the Notes to Consolidated Financial Statements, for information regarding our provision for income taxes and effective tax rates.

Segment Results

Midstream

	Year Ended December 31
	2016	2015	2014
	Millions of Dollars
Net Income (Loss) Attributable to Phillips 66
Transportation	$246	288	233
DCP Midstream	(33)	(324)	135
NGL	(35)	49	139
Total Midstream	$178	13	507

	Dollars Per Unit
Weighted Average NGL Price*
DCP Midstream (per gallon)	$0.46	0.45	0.89
*Based on index prices from the Mont Belvieu and Conway market hubs that are weighted by NGL component and location mix.

	Thousands of Barrels Daily
Transportation Volumes
Pipelines*	3,511	3,264	3,206
Terminals	2,422	1,981	1,683
Operating Statistics
NGL extracted**	393	410	454
NGL fractionated***	170	112	109
*Pipelines represent the sum of volumes transported through each separately tariffed pipeline segment, including our share of equity volumes from Yellowstone Pipe Line Company and Lake Charles Pipe Line Company.
**Represents 100 percent of DCP Midstream’s volumes.
***Excludes DCP Midstream.

The Midstream segment gathers, processes, transports and markets natural gas; and transports, stores, fractionates and markets NGL in the United States. In addition, this segment transports crude oil and other feedstocks to our refineries and other locations, delivers refined and specialty products to market, and provides terminaling and storage services for crude oil and petroleum products. The segment also stores, refrigerates, and exports liquefied petroleum gas (LPG) primarily to Asia and Europe. The Midstream segment includes our master limited partnership (MLP), Phillips 66 Partners LP, as well as our 50 percent equity investment in DCP Midstream, LLC, which includes the operations of its MLP, DCP Midstream, LP (formerly named DCP Midstream Partners, LP and referred to herein as DCP Partners).

2016 vs. 2015

Earnings from the Midstream segment increased $165 million in 2016, compared with 2015. The increase was primarily due to improved results from DCP Midstream, partially offset by lower earnings from our Transportation and NGL businesses.

Transportation earnings decreased $42 million in 2016, compared with 2015. Lower earnings primarily resulted from higher operating costs, and increased depreciation expense due to growth projects, as well as increased income attributable to noncontrolling interests, reflecting the contribution of assets to Phillips 66 Partners. These items were partially offset by higher revenues from increased throughput volumes and higher tariffs.

Results from our investment in DCP Midstream improved $291 million in 2016, compared with 2015. In 2015, DCP Midstream recorded goodwill and other asset impairments, which reduced our earnings from DCP Midstream by $232 million, after-tax. In addition, favorable contract restructuring efforts, improved asset performance, higher earnings from DCP Midstream’s equity affiliates, lower operating costs and higher NGL prices contributed to better results in 2016. These improvements were partially offset by lower natural gas and crude oil prices.

Results from our NGL business decreased $84 million in 2016, compared with 2015. The decrease was primarily driven by lower realized margins, as well as increased depreciation and operating expenses associated with the Sweeny Fractionator and, late in the year, the Freeport LPG Export Terminal. These items were partially offset by higher fractionated volumes, reflecting the operation of the Sweeny Fractionator for a full year in 2016, and the benefit of the first liquefied petroleum gas cargos exported from the Freeport LPG Export Terminal in late 2016.

See the “Business Environment and Executive Overview” section for information on market factors impacting 2016 results.

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

Earnings associated with our investment in DCP Midstream decreased $459 million in 2015, compared with 2014. The decrease in 2015 mainly resulted from lower NGL, crude oil, and natural gas prices, partially offset by increased volumes due to asset growth and lower operating costs as a result of cost saving initiatives. In addition, goodwill and other asset impairments recorded by DCP Midstream in 2015 contributed to the loss recognized from our investment in DCP Midstream. DCP Midstream performed a goodwill impairment assessment and other asset impairment assessments based on internal discounted cash flow models taking into account various observable and non-observable factors, such as prices, volumes, expenses and discount rates. The impairment tests resulted in DCP Midstream’s recognition of a $460 million goodwill impairment and $342 million in other asset impairments, net of tax impacts. Together, these impairments reduced our equity earnings from DCP Midstream by $232 million after-tax.

DCP Partners periodically issues limited partner units to the public. These issuances benefited our equity in earnings from DCP Midstream, on an after-tax basis, by approximately $1 million in 2015, compared with approximately $45 million in 2014.

The earnings from our NGL business decreased $90 million in 2015, compared with 2014. The decrease was primarily driven by lower realized margins and higher earnings attributable to noncontrolling interests. We also incurred higher tax expense in 2015, driven by a lower manufacturing deduction resulting from bonus depreciation associated with the start-up of the Sweeny Fractionator. These decreases were partially offset by higher earnings from equity affiliates.

Chemicals

	Year Ended December 31
	2016	2015	2014
	Millions of Dollars

Net Income Attributable to Phillips 66	$583	962	1,137

	Millions of Pounds
CPChem Externally Marketed Sales Volumes*
Olefins and Polyolefins	16,011	16,916	16,815
Specialties, Aromatics and Styrenics	4,911	5,301	6,294
	20,922	22,217	23,109
*Represents 100 percent of CPChem’s outside sales of produced petrochemical products, as well as commission sales from equity affiliates.

Olefins and Polyolefins Capacity Utilization (percent)*	91%	92	88
*Revised to exclude polyethylene pipe operations. Prior periods recast for comparability.

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

2016 vs. 2015

Earnings from the Chemicals segment decreased $379 million, or 39 percent, in 2016, compared with 2015. The decrease in earnings was primarily due to lower realized margins from the O&P business, driven by a decline in sales prices for polyethylene and normal alpha olefins (NAO) and higher feedstock costs, as well as impacts from increased turnaround activity. Lower equity earnings from CPChem’s equity affiliates and lower SA&S volumes further reduced earnings in 2016.

In addition, CPChem recognized a $177 million impairment in 2016 due to lower demand and margin factors affecting an equity affiliate, which resulted in an $89 million after-tax reduction in our equity earnings from CPChem. Our equity earnings from CPChem were reduced by $24 million in 2015 as a result of an impairment CPChem recognized on an equity affiliate. These items were partially offset by higher NAO and polyethylene sales volumes and improved SA&S margins.

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

These decreases were partially offset by higher ethylene and polyethylene sales volumes, as well as lower repair costs due to the impact on 2014 costs of a fire at CPChem’s Port Arthur, Texas facility. Lower feedstock costs, lower utility costs due to falling natural gas prices, and lower impairment charges also benefited the 2015 operating results.

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

Refining

	Year Ended December 31
	2016	2015	2014
	Millions of Dollars
Net Income (Loss) Attributable to Phillips 66
Atlantic Basin/Europe	$204	569	198
Gulf Coast	52	551	252
Central Corridor	234	857	967
West Coast	(116)	578	354
Worldwide	$374	2,555	1,771

	Dollars Per Barrel
Refining Margins
Atlantic Basin/Europe	$6.26	9.39	8.94
Gulf Coast	5.49	9.29	7.64
Central Corridor	8.70	14.88	15.63
West Coast	9.15	16.86	8.89
Worldwide	6.99	11.84	9.93

	Thousands of Barrels Daily
Operating Statistics
Refining operations*
Atlantic Basin/Europe
Crude oil capacity	566	588	588
Crude oil processed	568	539	554
Capacity utilization (percent)	100%	92	94
Refinery production	607	587	605
Gulf Coast
Crude oil capacity	743	738	733
Crude oil processed	704	654	676
Capacity utilization (percent)	95%	89	92
Refinery production	783	733	771
Central Corridor
Crude oil capacity	493	492	485
Crude oil processed	485	465	475
Capacity utilization (percent)	98%	95	98
Refinery production	506	486	494
West Coast
Crude oil capacity	360	360	440
Crude oil processed	318	330	403
Capacity utilization (percent)	88%	92	92
Refinery production	345	359	435
Worldwide
Crude oil capacity	2,162	2,178	2,246
Crude oil processed	2,075	1,988	2,108
Capacity utilization (percent)	96%	91	94
Refinery production	2,241	2,165	2,305
*Includes our share of equity affiliates.

The Refining segment buys, sells and refines crude oil and other feedstocks into petroleum products (such as gasoline, distillates and aviation fuels) at 13 refineries, mainly in the United States and Europe.

2016 vs. 2015

Earnings for the Refining segment decreased $2,181 million, compared with 2015. Lower earnings in 2016 reflected lower realized refining margins resulting from decreased market crack spreads, higher costs associated with renewable fuels blending activities, lower clean product differentials and lower feedstock advantage. These items were partially offset by higher volumes due to lower turnaround activities and less unplanned downtime.

See the “Business Environment and Executive Overview” section for information on industry crack spreads and other market factors impacting this year’s results.

Our worldwide refining crude oil capacity utilization rate was 96 percent in 2016, compared to 91 percent in 2015. The increase was primarily attributable to lower turnaround activities and less unplanned downtime.

Merey Sweeny, L.P. (MSLP) owns a delayed coker and related facilities at the Sweeny Refinery. MSLP processes long residue, which is produced from heavy sour crude oil, for a processing fee. Fuel-grade petroleum coke is produced as a by-product and becomes the property of MSLP. As more fully discussed in Note 5—Business Combinations, in the Notes to Consolidated Financial Statements, in February 2017, the time expired for all legal challenges related to the exercise in 2009 of a call right to acquire Petróleos de Venezuela S.A.’s (PDVSA) 50 percent share of MSLP, and we began accounting for MSLP as a wholly owned consolidated subsidiary. Based on a preliminary appraisal, the acquisition of PDVSA’s 50 percent interest is expected to result in our recording a noncash, pre-tax gain of approximately $420 million in the first quarter of 2017.
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

Marketing and Specialties

	Year Ended December 31
	2016	2015	2014
	Millions of Dollars
Net Income Attributable to Phillips 66
Marketing and Other	$747	1,004	836
Specialties	144	183	198
Total Marketing and Specialties	$891	1,187	1,034

	Dollars Per Barrel
Realized Marketing Fuel Margin*
U.S.	$1.64	1.65	1.51
International	4.05	4.40	5.22
*On third-party petroleum products sales.

	Dollars Per Gallon
U.S. Average Wholesale Prices*
Gasoline	$1.62	1.92	2.72
Distillates	1.48	1.77	2.95
*Excludes excise taxes.

	Thousands of Barrels Daily
Marketing Petroleum Products Sales
Gasoline	1,238	1,205	1,195
Distillates	947	953	979
Other	16	16	17
	2,201	2,174	2,191

The M&S segment purchases for resale and markets refined petroleum products (such as gasoline, distillates and aviation fuels), mainly in the United States and Europe. In addition, this segment includes the manufacturing and marketing of specialty products (such as base oils and lubricants), as well as power generation operations.

2016 vs. 2015

Earnings from the M&S segment decreased $296 million, or 25 percent, in 2016, compared with 2015. The decrease was mainly attributable to the $242 million deferred gain recognized in 2015 related to the 2013 ICHP sale. See Note 6—Assets Held for Sale or Sold, in the Notes to Consolidated Financial Statements, for additional information.

Also contributing to the lower earnings in 2016 were lower realized marketing margins driven by an upward trend of spot prices during most of 2016, and lower margins and volumes in lubricants. These decreases were partially offset by favorable tax adjustments and higher marketing volumes.

See the “Business Environment and Executive Overview” section for information on marketing fuel margins and other market factors impacting 2016 results.

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

Corporate and Other

	Millions of Dollars
	Year Ended December 31
	2016	2015	2014
Net Loss Attributable to Phillips 66
Net interest expense	$(210)	(186)	(160)
Corporate general and administrative expenses	(161)	(157)	(156)
Technology	(58)	(60)	(58)
Other	(42)	(87)	(19)
Total Corporate and Other	$(471)	(490)	(393)

2016 vs. 2015

Net interest expense consists of interest and financing expense, net of interest income and capitalized interest. Net interest expense increased $24 million in 2016, compared with 2015, mainly due to lower capitalized interest.

The category “Other” includes certain income tax expenses, environmental costs associated with sites no longer in operation, foreign currency transaction gains and losses and other costs not directly associated with an operating segment. The decrease in other costs in 2016 was primarily attributable to favorable tax impacts, the write-off of certain fixed assets during 2015 and the impact of an increase in noncontrolling interests on interest expense incurred by Phillips 66 Partners, partially offset by higher environmental accruals.

2015 vs. 2014

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

The increase in other costs in 2015 was primarily due to foreign tax credit carryforwards that were utilized in 2014 and other tax adjustments made in 2015.

Discontinued Operations

	Millions of Dollars
	Year Ended December 31
	2016	2015	2014
Net Income Attributable to Phillips 66
Discontinued operations	$—	—	706

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

CAPITAL RESOURCES AND LIQUIDITY

Financial Indicators

	Millions of Dollars Except as Indicated
	2016	2015	2014

Cash and cash equivalents	$2,711	3,074	5,207
Net cash provided by operating activities	2,963	5,713	3,529
Short-term debt	550	44	842
Total debt	10,138	8,887	8,635
Total equity	23,725	23,938	22,037
Percent of total debt to capital*	30%	27	28
Percent of floating-rate debt to total debt	3%	1	1
*Capital includes total debt and total equity.

To meet our short- and long-term liquidity requirements, we look to a variety of funding sources, including cash generated from operating activities and Phillips 66 Partners’ debt and equity financings. During 2016, we generated $3.0 billion in cash from operations. Phillips 66 Partners issued debt and common units to the public for net proceeds totaling $2.1 billion. We used this available cash primarily for capital expenditures and investments ($2.8 billion); repurchases of our common stock ($1.0 billion); and dividend payments on our common stock ($1.3 billion). During 2016, cash and cash equivalents decreased by $0.4 billion, to $2.7 billion.

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

Significant Sources of Capital

Operating Activities
During 2016, cash of $2,963 million was provided by operating activities, a 48 percent decrease compared with 2015. The decrease was primarily attributable to lower realized refining margins, as well as a reduction in distributions from our equity affiliates. This decrease was partially offset by positive working capital of $501 million in 2016 compared to a negative working capital impact of $221 million in 2015. The positive working capital impact in 2016 was primarily driven by increased refining payables, due to an increase in feedstock costs at the end of 2016 as compared with 2015, and the timing of tax payments and refunds, partially offset by an increase in receivables, resulting from higher commodity prices. See the following paragraph for a discussion of 2015 working capital effects.

During 2015, cash of $5,713 million was provided by operating activities, a 62 percent increase from cash from operations of $3,529 million in 2014. Net income in 2015 was lower than 2014; however, in both years large noncash items affected earnings, including the gain on the PSPI exchange in 2014, recognition in 2015 and 2014 of a deferred gain from a 2013 asset disposition, and goodwill and other asset impairments by DCP Midstream in 2015. Excluding these items, underlying earnings in 2015 were slightly improved compared with 2014, primarily reflecting increased refining margins and increased domestic marketing volumes, partially offset by lower midstream prices. Negative working capital impacted operating cash flow by $221 million and $1,020 million in 2015 and 2014, respectively. The lower negative working capital impact in 2015 was driven by decreased refining payables due to lower feedstock costs in 2015 as compared with 2014, partially offset by a reduction in receivables due to reduced commodity prices.

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

The level and quality of output from our refineries also impacts our cash flows. Factors such as operating efficiency, maintenance turnarounds, market conditions, feedstock availability and weather conditions can affect output. We actively manage the operations of our refineries, and any variability in their operations typically has not been as significant to cash flows as that caused by margins and prices. Our worldwide refining crude oil capacity utilization was 96 percent in 2016, compared with 91 percent in 2015.

Equity Affiliates
Our operating cash flows are also impacted by distribution decisions made by our equity affiliates, including DCP Midstream, CPChem and WRB. Over the three years ended December 31, 2016, we received distributions of $237 million from DCP Midstream, $2,241 million from CPChem and $1,568 million from WRB. We cannot control the amount or timing of future distributions from equity affiliates; therefore, future distributions by these and other equity affiliates are not assured.

Effective January 1, 2017, DCP Midstream, LLC and DCP Partners closed a transaction in which DCP Midstream, LLC contributed subsidiaries owning all of its operating assets, $424 million of cash and $3.15 billion of debt to DCP Partners, in exchange for DCP Partners units which had an estimated fair value of $1.125 billion at the time of the transaction. We and our co-venturer retained our 50/50 investment in DCP Midstream, LLC, and DCP Midstream, LLC retained its incentive distribution rights in DCP Partners through its ownership of the general partner of DCP Partners. After the transaction, DCP Midstream, LLC held a 38 percent interest in DCP Partners. DCP Midstream, LLC, through its ownership of the general partner, has agreed, if required, to forgo receipt of incentive distribution rights up to $100 million annually (100 percent basis) through 2019, to support a minimum distribution coverage ratio for DCP Partners. In connection with the transaction, DCP Midstream, LLC terminated its revolving credit agreement, which had previously served to limit distributions to its owners while amounts had been borrowed under the facility. As a result, we expect distributions to the owners of DCP Midstream, LLC to resume in 2017 as it receives distributions from DCP Partners.

In 2015, CPChem made a special distribution to its owners, with our share totaling $696 million. CPChem funded the distribution by issuing $1.4 billion of senior notes with maturities ranging from three to five years, with a combination of fixed and variable interest rates. This cash inflow from CPChem was included in operating cash flows, as we had cumulative undistributed equity earnings attributable to CPChem in excess of the amount distributed. CPChem’s U.S. Gulf Coast project is expected to be completed and begin commercial operations during 2017. As a result, we expect distributions from CPChem to increase starting in 2017, as capital spending by CPChem on this project ends.

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

Asset Sales
Net proceeds from asset sales in 2016 were $156 million compared with $70 million in 2015 and $1,244 million in 2014. The 2016 net proceeds were primarily attributed to the sale of the Whitegate Refinery in Ireland. The 2015 net proceeds were attributed to the sale of the Bantry Bay terminal in Ireland and the sale of certain retail sites in Kansas and Missouri, and were partially offset by a working capital true-up related to the 2014 sale of our interest in the Malaysia Refining Company Sdn. Bdh. (MRC). The 2014 proceeds included a portion of the WRB special dividend as discussed above, as well as the sale of our interest in MRC.

Foreign Cash Holdings
At December 31, 2016, approximately 53 percent of our consolidated cash and cash equivalents balance was available to fund domestic opportunities without incurring material U.S. income taxes in excess of the amounts already accrued in the financial statements. We believe the remaining amount, primarily attributable to cash we hold in foreign locations where we have asserted our intention to indefinitely reinvest earnings, does not materially affect our consolidated liquidity due to the following factors:

•	A substantial portion of our foreign cash supports the liquidity needs and regulatory requirements of our foreign operations.

•	We have the ability to fund a significant portion of our domestic capital requirements with cash provided by domestic operating activities.

•	We have access to U.S. capital markets through our $5 billion committed revolving credit facility, commercial paper program, and universal shelf registration statement.

See Note 21—Income Taxes, in the Notes to Consolidated Financial Statements, for additional information on income taxes associated with foreign earnings.

Phillips 66 Partners LP
In 2013 we formed Phillips 66 Partners LP, a publicly traded master limited partnership, to own, operate, develop and acquire primarily fee-based crude oil, refined petroleum product, and NGL pipelines and terminals, as well as other Midstream assets.

Ownership
At December 31, 2016, we owned a 59 percent limited partner interest and a 2 percent general partner interest in Phillips 66 Partners, while its public unitholders owned a 39 percent limited partner interest. We consolidate Phillips 66 Partners as a variable interest entity for financial reporting purposes. See Note 3—Variable Interest Entities, in the Notes to Consolidated Financial Statements, for additional information on why we consolidate the partnership. As a result of this consolidation, the public unitholders’ ownership interest in Phillips 66 Partners is reflected as a $1,306 million noncontrolling interest in our consolidated balance sheet at December 31, 2016. Generally, drop down transactions to Phillips 66 Partners will eliminate in consolidation, except for third-party debt or equity offerings made by Phillips 66 Partners to finance such transactions. Through the public offerings of common units and senior notes discussed below, our consolidated cash increased by $2.1 billion, consolidated debt increased by $1.1 billion and consolidated equity increased by $791 million.

Debt and Equity Financings
During the three years ended December 31, 2016, Phillips 66 Partners closed on the following public securities offerings in which it raised net proceeds of approximately $3.6 billion:

•	In October 2016, Phillips 66 Partners received net proceeds of $1,111 million from the issuance of $500 million of 3.55% Senior Notes due 2026 and $625 million of 4.90% Senior Notes due 2046.

•	In August 2016, Phillips 66 Partners received net proceeds of $299 million from a public offering of 6 million common units, at a price of $50.22 per unit.

•
In June 2016, Phillips 66 Partners began issuing common units under a continuous offering program, which allows for the offering of up to $250 million of common units. Through December 31, 2016, net proceeds of $19 million had been received under this program.

•	In May 2016, Phillips 66 Partners received net proceeds of $656 million from a public offering of 12.65 million common units, at a price of $52.40 per unit.

•
In February 2015, Phillips 66 Partners received net proceeds of $1,092 million from the issuance of $300 million of 2.646% Senior Notes due 2020, $500 million of 3.605% Senior Notes due 2025, and $300 million of 4.680% Senior Notes due 2045.

•	In February 2015, Phillips 66 Partners received net proceeds of $384 million from a public offering of 5.25 million common units, at a price of $75.50 per unit.

Phillips 66 Partners primarily used these net proceeds to fund the cash portion of acquisitions of assets from Phillips 66. See Note 27—Phillips 66 Partners LP, in the Notes to Consolidated Financial Statements, for additional information on Phillips 66 Partners and additional details on assets contributed to the partnership by us during 2016.

Credit Facilities and Commercial Paper
In October 2016, we amended our Phillips 66 revolving credit facility, primarily to extend the term from December 2019 to October 2021. Borrowing capacity under the Phillips 66 facility remained at $5 billion. The facility may be used for direct bank borrowings, as support for issuances of letters of credit, or as support for our commercial paper program. The facility is with a broad syndicate of financial institutions and contains covenants that we consider usual and customary for an agreement of this type for comparable commercial borrowers, including a maximum consolidated net debt-to-capitalization ratio of 60 percent. The agreement has customary events of default, such as nonpayment of principal when due; nonpayment of interest, fees or other amounts; violation of covenants; cross-payment default and cross-acceleration (in each case, to indebtedness in excess of a threshold amount); and a change of control. Borrowings under the facility will incur interest at the London Interbank Offered Rate (LIBOR) plus a margin based on the credit rating of our senior unsecured long-term debt as determined from time to time by Standard & Poor’s Ratings Services (S&P) and Moody’s Investors Service (Moody’s). The facility also provides for customary fees, including administrative agent fees and commitment fees. As of December 31, 2016, no amount had been directly drawn under our $5 billion credit facility; however, $51 million in letters of credit had been issued that were supported by this facility.

We have a $5 billion commercial paper program for short-term working capital needs that is supported by our revolving credit facility. Commercial paper maturities are generally limited to 90 days. As of December 31, 2016, we had no borrowings under our commercial paper program.

Phillips 66 Partners also amended its revolving credit facility in October 2016, primarily to increase its borrowing capacity to $750 million and to extend the term from November 2019 to October 2021. The Phillips 66 Partners facility is with a broad syndicate of financial institutions. As of December 31, 2016, $210 million was outstanding under the partnership’s facility.

Debt Financing
Our $7.5 billion of outstanding Senior Notes issued by Phillips 66 are guaranteed by Phillips 66 Company, a 100-percent-owned subsidiary. Our senior unsecured long-term debt has been rated investment grade by S&P (BBB+) and Moody’s (A3). We do not have any ratings triggers on any of our corporate debt that would cause an automatic default, and thereby impact our access to liquidity, in the event of a downgrade of our credit rating. If our credit rating deteriorated to a level prohibiting us from accessing the commercial paper market, we would expect to be able to access funds under our liquidity facilities mentioned above.

Shelf Registration
We have a universal shelf registration statement on file with the SEC under which we, as a well-known seasoned issuer, have the ability to issue and sell an indeterminate amount of various types of debt and equity securities.

Other Financing
We have capital lease obligations related to equipment and transportation assets, and the use of an oil terminal in the United Kingdom. These leases mature within the next seventeen years. The present value of our minimum capital lease payments for these obligations as of December 31, 2016, was $188 million.

Off-Balance Sheet Arrangements
As part of our normal ongoing business operations, we enter into agreements with other parties to pursue business opportunities, with costs and risks apportioned among the parties as provided by the agreements. In April 2012, in connection with the Separation, we entered into an agreement to guarantee 100 percent of certain outstanding debt obligations of MSLP. At December 31, 2016, the aggregate principal amount of MSLP debt guaranteed by us was $123 million.

In June 2016, the operating lease commenced on our new headquarters facility in Houston, Texas, after construction was deemed substantially complete. Under the lease agreement, we have a residual value guarantee with a maximum future exposure of $554 million. The operating lease has a term of five years and provides us the option, at the end of the lease term, to request to renew the lease, purchase the facility, or assist the lessor in marketing it for resale.

We have residual value guarantees associated with railcar and airplane leases with maximum future potential payments of $363 million. For information on our need to perform under the railcar lease guarantee, see the Capital Requirements section to follow, as well as Note 14—Guarantees, in the Notes to Consolidated Financial Statements. Also see Note 14 for additional information on our guarantees.

Capital Requirements
For information about our capital expenditures and investments, see “Capital Spending” below.

Our debt balance at December 31, 2016, was $10.1 billion and our debt-to-capital ratio was 30 percent. Our target debt-to-capital ratio is between 20 and 30 percent.

On February 8, 2017, our Board of Directors declared a quarterly cash dividend of $0.63 per common share, payable March 1, 2017, to holders of record at the close of business on February 21, 2017.

Our Board of Directors at various times has authorized repurchases of our outstanding common stock which aggregate to a total authorization of up to $9 billion. The share repurchases are expected to be funded primarily through available cash. The shares will be repurchased from time to time in the open market at our discretion, subject to market conditions and other factors, and in accordance with applicable regulatory requirements. We are not obligated to acquire any particular amount of common stock and may commence, suspend or discontinue purchases at any time or from time to time without prior notice. Since the inception of our share repurchases in 2012 through December 31, 2016, we have repurchased a total of 105,404,649 shares at a cost of $7.4 billion. Shares of stock repurchased are held as treasury shares.

We own a 25 percent interest in the Dakota Access, LLC (DAPL) and Energy Transfer Crude Oil Company, LLC (ETCOP) joint ventures, which have been constructing pipelines to deliver crude oil produced in the Bakken area of North Dakota to market centers in the Midwest and the Gulf Coast. In May 2016, we and our co-venturer executed agreements under which we and our co-venturer would loan DAPL and ETCOP up to a maximum of $2,256 million and $227 million, respectively, with the amounts loaned by us and our co-venturer being proportionate to our ownership interests (Sponsor Loans). In August 2016, DAPL and ETCOP secured a $2.5 billion facility (Facility) with a syndicate of financial institutions on a limited recourse basis with certain guaranties, and the outstanding Sponsor Loans were repaid. Allowable draws under the Facility were initially reduced and finally suspended in September 2016 pending resolution of permitting delays. As a result, DAPL and ETCOP resumed making draws under the Sponsor Loans. The maximum amounts that could be loaned under the Sponsor Loans were reduced on September 22, 2016, to $1,411 million for DAPL and $76 million for ETCOP. As of December 31, 2016, DAPL and ETCOP had $976 million and $22 million, respectively, outstanding under the Sponsor Loans. Our 25 percent share of those loans was $244 million and $6 million, respectively. DAPL was granted the lone outstanding easement to complete work beneath the Missouri River on February 8, 2017. As a result, construction of its pipeline resumed and draws under the Facility were reinitiated to repay the outstanding Sponsor Loans and to continue funding of construction. The DAPL pipeline is expected to be completed and operational by mid-2017. The book values of our investments in DAPL and ETCOP at December 31, 2016, were $403 million and $129 million, respectively.

In the first quarter of 2016, we and our co-venturer in WRB each made a $75 million partner loan to provide for WRB’s operating needs.

On May 1, 2015, the U.S. Department of Transportation issued a final rule focused on the safe transportation of flammable liquids by rail. The final rule, which is being challenged, subjects new and existing railcars transporting crude oil in high volumes to heightened design standards, including thicker tank walls and heat shields, improved pressure relief valves and enhanced braking systems. We are currently evaluating the impact of the new regulations on our crude oil railcar fleet, which is mostly held under operating leases. The regulations become effective subsequent to the expiration dates of our leases. Although we have no direct contractual obligation to retrofit these leased railcars, certain leases are subject to residual value guarantees. Under the lease terms, we have the option either to purchase the railcars or to return them to the lessors. If railcars are returned to the lessors, we may be required to make the lessors whole under the residual value guarantees, which are subject to a cap. The current market demand for crude oil railcars is low, which has resulted in a decline in crude oil railcar prices. At year-end 2016, based on an outside appraisal of the railcars’ fair value at the end of their lease terms, we estimated a total residual value deficiency of $94 million that would be payable at the end of the lease terms, with approximately one-half due in late 2017 and the other half due in 2019. Due to current market uncertainties, changes in the estimated fair values of railcars could occur, which could increase or decrease our currently estimated residual value deficiency. As of December 31, 2016, our maximum future exposure under the residual value guarantees was approximately $320 million. See Note 14—Guarantees, in the Notes to Consolidated Financial Statements, for information on charges recorded in 2016 associated with the residual value deficiencies and related cease-use costs for railcars permanently taken out of service.

Contractual Obligations

The following table summarizes our aggregate contractual fixed and variable obligations as of December 31, 2016:

	Millions of Dollars
	Payments Due by Period
	Total	Up to 1 Year	Years 2-3	Years 4-5	After 5 Years

Debt obligations (a)	$10,054	531	548	1,049	7,926
Capital lease obligations	188	19	26	18	125
Total debt	10,242	550	574	1,067	8,051
Interest on debt	7,360	413	780	762	5,405
Operating lease obligations	1,556	404	638	285	229
Purchase obligations (b)	162,423	115,657	11,718	9,253	25,795
Other long-term liabilities (c)
Asset retirement obligations	244	8	13	13	210
Accrued environmental costs	496	77	131	62	226
Unrecognized tax benefits (d)	7	7	(d)	(d)	(d)
Total	$182,328	117,116	13,854	11,442	39,916

(a)	For additional information, see Note 13—Debt, in the Notes to Consolidated Financial Statements.

(b)
Represents any agreement to purchase goods or services that is enforceable, legally binding and specifies all significant terms. We expect these purchase obligations will be fulfilled by operating cash flows in the applicable maturity period. The majority of the purchase obligations are market-based contracts, including exchanges and futures, for the purchase of products such as crude oil and unfractionated NGL. The products are mostly used to supply our refineries and fractionators, optimize the supply chain, and resell to customers. Product purchase commitments with third parties totaled $123,715 million. In addition, $18,438 million are product purchases from CPChem, mostly for natural gas and NGL over the remaining contractual term of 83 years, and $4,732 million from Excel Paralubes, for base oil over the remaining contractual term of 8 years.

Purchase obligations of $5,435 million are related to agreements to access and utilize the capacity of third-party equipment and facilities, including pipelines and product terminals, to transport, process, treat, and store products. The remainder is primarily our net share of purchase commitments for materials and services for jointly owned facilities where we are the operator.

(c)
Excludes pensions. For the 2017 through 2021 time period, we expect to contribute an average of $110 million per year to our qualified and nonqualified pension and other postretirement benefit plans in the United States and an average of $33 million per year to our non-U.S. plans, which are expected to be in excess of required minimums in many cases. The U.S. five-year average consists of $130 million for 2017 and then approximately $105 million per year for the remaining four years. Our minimum funding in 2017 is expected to be $55 million in the United States and $35 million outside the United States.

(d)
Excludes unrecognized tax benefits of $35 million because the ultimate disposition and timing of any payments to be made with regard to such amounts are not reasonably estimable or the amounts relate to potential refunds. Also excludes interest and penalties of $12 million. Although unrecognized tax benefits are not a contractual obligation, they are presented in this table because they represent potential demands on our liquidity.

Capital Spending

	Millions of Dollars
	2017 Budget	2016	2015	2014
Capital Expenditures and Investments
Midstream	$1,549	1,453	4,457	2,173
Chemicals	—	—	—	—
Refining	905	1,149	1,069	1,038
Marketing and Specialties	132	98	122	439
Corporate and Other	112	144	116	123
Total consolidated from continuing operations	$2,698	2,844	5,764	3,773

Selected Equity Affiliates*
DCP Midstream	$243	99	438	776
CPChem	675	987	1,319	886
WRB	135	164	175	140
	$1,053	1,250	1,932	1,802
*Our share of capital spending.

Midstream
Capital spending in our Midstream segment during the three-year period ended December 31, 2016, included:

•	Construction activities related to the Sweeny Fractionator and Freeport LPG Export Terminal projects.

•	Pipeline projects being developed by two of our joint ventures, DAPL and ETCOP. We own a 25 percent interest in each of these joint ventures.

•	Acquisition of and projects to increase storage capacity at our crude oil and petroleum products terminal located near Beaumont, Texas.

•
Acquisition by Phillips 66 Partners of certain southeast Louisiana NGL logistics assets comprising approximately 500 miles of pipelines and a storage cavern connecting multiple fractionation facilities, refineries and a petrochemical facility.

•	Construction of rail racks to accept advantaged crude deliveries at our Bayway and Ferndale refineries.

•	Formation of the STACK JV.

•	Spending associated with return, reliability and maintenance projects in our Transportation and NGL businesses.

During the three-year period ended December 31, 2016, DCP Midstream’s capital expenditures and investments were $2.6 billion on a 100 percent basis. In 2015, we contributed $1.5 billion of cash to DCP Midstream, LLC and our co-venturer contributed its interests in certain operating assets of equal value, that are held as equity investments. Upon completion of this transaction, our interest in DCP Midstream, LLC remained at 50 percent.

In 2015, Rockies Express Pipeline LLC (REX) repaid $450 million of its debt, reducing its long-term debt to approximately $2.6 billion. REX funded the repayment through member cash contributions. Our 25 percent share was approximately $112 million, which we contributed to REX in 2015.

Chemicals
During the three-year period ended December 31, 2016, CPChem had a self-funded capital program, and thus required no new capital infusions from us or our co-venturer. During this period, on a 100 percent basis, CPChem’s capital expenditures and investments were $6.4 billion. In addition, CPChem’s advances to equity affiliates, primarily used for project construction and start-up activities, were $206 million and its repayments received from equity affiliates were $81 million.

Refining
Capital spending for the Refining segment during the three-year period ended December 31, 2016, was $3.3 billion, primarily for air emission reduction and clean fuels projects to meet new environmental standards, refinery upgrade projects to increase accessibility of advantaged crudes and improve product yields, improvements to the operating integrity of key processing units, and safety-related projects.

Key projects completed during the three-year period included:

•	Installation of facilities to reduce nitrous oxide emissions from the fluid catalytic cracker at the Alliance Refinery.

•	Installation of a tail gas treating unit at the Humber Refinery to reduce emissions from the sulfur recovery units.

•	Installation of facilities to improve clean product yields at the Sweeny and Lake Charles refineries.

•	Installation of facilities to improve processing of advantaged crudes at the Alliance and Ponca City refineries.

•	Installation of facilities to comply with U.S. Environmental Protection Agency (EPA) Tier 3 gasoline regulations at the Alliance and Lake Charles refineries.

•	Installation of a crude tank to increase accessibility of waterborne crude at the Los Angeles Refinery.

Major construction activities in progress include:

•	Installation of facilities to comply with EPA Tier 3 gasoline regulations at the Sweeny and Bayway refineries.

•	Installation of facilities to improve processing of advantaged crudes at the Billings Refinery.

•	Installation of facilities to improve clean product yield at the Bayway and Ponca City refineries.

Generally, our equity affiliates in the Refining segment are intended to have self-funding capital programs. During this three-year period, on a 100 percent basis, WRB’s capital expenditures and investments were $958 million. We expect WRB’s 2017 capital program to be self-funding.

Marketing and Specialties
Capital spending for the M&S segment during the three-year period ended December 31, 2016, was primarily for the acquisition of, and investments in, a limited number of retail sites in the Western and Midwestern portions of the United States, which have subsequently been disposed of; the acquisition of Spectrum Corporation, a private label specialty lubricants business headquartered in Memphis, Tennessee; the acquisition of the remaining interest that we did not already own in an entity that operates a power and steam generation plant; reliability and maintenance projects; and projects targeted at developing our new international sites.

Corporate and Other
Capital spending for Corporate and Other during the three-year period ended December 31, 2016, was primarily for projects related to information technology and facilities.

2017 Budget
Our 2017 capital budget is $2.7 billion including Phillips 66 Partners’ capital budget of $0.4 billion. This excludes our portion of planned capital spending by joint ventures DCP Midstream, CPChem and WRB totaling $1.1 billion, all of which is expected to be self-funded.

The Midstream capital budget of $1.5 billion is focused on development around its existing infrastructure’s footprint, including continued expansion of the Beaumont Terminal and investment in pipelines and other terminals. Refining’s capital budget of $0.9 billion is directed toward reliability, safety and environmental projects, as well as projects designed to improve clean product yields and lower feedstock costs. In M&S, we plan to invest approximately $0.1 billion to expand and enhance our fuel marketing business. In Corporate and Other, we plan to fund approximately $0.1 billion in projects primarily related to information technology and facilities.

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
Environmental
Like other companies in our industry, we are subject to numerous international, federal, state and local environmental laws and regulations. Among the most significant of these international and federal environmental laws and regulations are the:

•	U.S. Federal Clean Air Act, which governs air emissions.

•	U.S. Federal Clean Water Act, which governs discharges into water bodies.

•	European Union Regulation for Registration, Evaluation, Authorization and Restriction of Chemicals (REACH), which governs the manufacture, placing on the market or use of chemicals.

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
Many states and foreign countries where we operate also have, or are developing, similar environmental laws and regulations governing these same types of activities. For example, in California the South Coast Air Quality Management District approved amendments to the Regional Clean Air Incentives Market (RECLAIM) that became effective in 2016, which require a phased reduction of nitrogen oxide emissions through 2022 and potentially affect refineries in the Los Angeles metropolitan area. While similar, in some cases these regulations may impose additional, or more stringent, requirements that can add to the cost and difficulty of developing infrastructure and marketing or transporting products across state and international borders.
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
An example of this in the fuels area is the Energy Policy Act of 2005, which imposed obligations to provide increasing volumes of renewable fuels in transportation motor fuels through 2012. These obligations were changed with the enactment of the Energy Independence and Security Act of 2007 (EISA). EISA requires fuel producers and importers to provide additional renewable fuels for transportation motor fuels and stipulates a mix of various types to be included through 2022. We have met the increasingly stringent requirements to date while establishing implementation, operating and capital strategies, along with advanced technology development, to address projected future requirements. It is uncertain how various future requirements contained in EISA, and the regulations promulgated thereunder, may be implemented and what their full impact may be on our operations. For the 2017 compliance year, the U.S. Environmental Protection Agency (EPA) has set volumes of advanced and total renewable fuel at higher levels than mandated in previous years; it is uncertain if these increased obligations will be achievable by fuel producers and shippers without drawing on the Renewable Identification Number (RIN) bank. For compliance years after 2017, we do not know whether the EPA will utilize its authority to reduce statutory volumes. Additionally, we may experience a decrease in demand for refined petroleum products due to the regulatory program as currently promulgated. This program continues to be the subject of possible Congressional review and re-promulgation in revised form, and the EPA’s regulations pertaining to the 2014, 2015, and 2016 compliance years are subject to legal challenge, further creating uncertainty regarding renewable fuel volume requirements and obligations.
The EPA’s Renewable Fuel Standard (RFS) program was also implemented in accordance with the Energy Policy Act of 2005 and EISA. The RFS program sets annual quotas for the percentage of biofuels (such as ethanol) that must be blended into motor fuels consumed in the United States. A RIN represents a serial number assigned to each gallon of biofuel produced or imported into the United States. As a producer of petroleum-based motor fuels, we are obligated to blend biofuels into the products we produce at a rate that is at least equal to the EPA’s quota and, to the extent we do not, we must purchase RINs in the open market to satisfy our obligation under the RFS program. The market for RINs has been the subject of fraudulent third-party activity, and it is reasonably possible that some RINs that we have purchased may be determined to be invalid. Should that occur, we could incur costs to replace those fraudulent RINs. Although the cost for replacing any fraudulently marketed RINs is not reasonably estimable at this time, we would not expect to incur the full financial impact of fraudulent RINs replacement costs in any single interim or annual period, and would not expect such costs to have a material impact on our results of operations or financial condition.
We also are subject to certain laws and regulations relating to environmental remediation obligations associated with current and past operations. Such laws and regulations include CERCLA and RCRA and their state equivalents. Remediation obligations include cleanup responsibility arising from petroleum releases from underground storage tanks located at numerous previously and currently owned and/or operated petroleum-marketing outlets throughout the United States. Federal and state laws require contamination caused by such underground storage tank releases be assessed and remediated to meet applicable standards. In addition to other cleanup standards, many states have adopted cleanup criteria for methyl tertiary-butyl ether (MTBE) for both soil and groundwater.
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
We occasionally receive requests for information or notices of potential liability from the EPA and state environmental agencies alleging that we are a potentially responsible party under CERCLA or an equivalent state statute. On occasion, we also have been made a party to cost recovery litigation by those agencies or by private parties. These requests, notices and lawsuits assert potential liability for remediation costs at various sites that typically are not owned by us, but allegedly contain wastes attributable to our past operations. As of December 31, 2015, we reported that we had been notified of potential liability under CERCLA and comparable state laws at 36 sites within the United States. During 2016, there was one new site for which we received notification of potential liability, three sites were resolved but not closed, and three sites were deemed resolved and closed, leaving 31 unresolved sites with potential liability at December 31, 2016.
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
Expensed environmental costs were $648 million in 2016 and are expected to be a similar amount in 2017 and in 2018. Capitalized environmental costs were $224 million in 2016 and are expected to be approximately $170 million and $220 million, in 2017 and 2018, respectively. This amount does not include capital expenditures made for another purpose that have an indirect benefit on environmental compliance.
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
Climate Change
There has been a broad range of proposed or promulgated state, national and international laws focusing on greenhouse gas (GHG) emissions reduction, including various regulations proposed or issued by the EPA. These proposed or promulgated laws apply or could apply in states and/or countries where we have interests or may have interests in the future. Laws regulating GHG emissions continue to evolve, and while it is not possible to accurately estimate either a timetable for implementation or our future compliance costs relating to implementation, such laws potentially could have a material impact on our results of operations and financial condition as a result of increasing costs of compliance, lengthening project implementation and agency review items, or reducing demand for certain hydrocarbon products. Examples of legislation or precursors for possible regulation that do or could affect our operations include:

•
EU ETS, which is part of the European Union’s policy to combat climate change and is a key tool for reducing industrial greenhouse gas emissions. EU ETS impacts factories, power stations and other installations across all EU member states.

•
California’s Global Warming Solutions Act, which requires the California Air Resources Board to develop regulations and market mechanisms that will target reduction of California’s GHG emissions by 25 percent by 2020 (as well as the recently enacted SB32, which requires further reduction of California's GHG emissions to 40 percent below the 1990 emission level by 2030). Other GHG emissions programs in the western U.S. states have been enacted or are under consideration or development, including amendments to California's Low Carbon Fuel Standard, Oregon's Low Carbon Fuel Standard, and Washington's carbon reduction programs.

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

From November 30 to December 12, 2015, more than 190 countries, including the United States, participated in the United Nations Climate Change Conference in Paris, France. The conference culminated in what is known as the “Paris Agreement,” which, upon certain conditions being met, entered into force on November 4, 2016. The Paris Agreement establishes a commitment by signatory parties to pursue domestic GHG emission reductions.

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

Compliance with changes in laws and regulations that create a GHG emission trading program, GHG reduction requirements or carbon taxes could significantly increase our costs, reduce demand for fossil energy derived products, impact the cost and availability of capital and increase our exposure to litigation. Such laws and regulations could also increase demand for less carbon intensive energy sources.

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

We consider and take into account anticipated future GHG emissions in designing and developing major facilities and projects, and implement energy efficiency initiatives to reduce such emissions. GHG emissions, legal requirements regulating such emissions, and the possible physical effects of climate change on our coastal assets are incorporated into our planning, investment, and risk management decision-making.

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

Impairments
Long-lived assets used in operations are assessed for impairment whenever changes in facts and circumstances indicate a possible significant deterioration in future cash flows is expected. If the sum of the undiscounted pre-tax cash flows of an asset group is less than the carrying value, including applicable liabilities, the carrying value is written down to estimated fair value. Individual assets are grouped for impairment purposes based on a judgmental assessment of the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets (for example, at a refinery complex level). Because there usually is a lack of quoted market prices for long-lived assets, the fair value of impaired assets is typically determined using one or more of the following methods: the present value of expected future cash flows using discount rates and other assumptions believed to be consistent with those used by principal market participants; a market multiple of earnings for similar assets; or historical market transactions of similar assets, adjusted using principal market participant assumptions when necessary. The expected future cash flows used for impairment reviews and related fair value calculations are based on judgmental assessments of future volumes, commodity prices, operating costs, margins, discount rates and capital project decisions, considering all available information at the date of review.

Investments in nonconsolidated entities accounted for under the equity method are assessed for impairment when there are indicators of a loss in value, such as a lack of sustained earnings capacity or a current fair value less than the investment’s carrying amount. When it is determined that an indicated impairment is other than temporary, a charge is recognized for the difference between the investment’s carrying value and its estimated fair value.

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

Environmental Costs
In addition to asset retirement obligations discussed above, we have certain obligations to complete environmental-related projects. These projects are primarily related to cleanup at domestic refineries, underground storage sites and non-operated sites. Future environmental remediation costs are difficult to estimate because they are subject to change due to such factors as the uncertain magnitude of cleanup costs, timing and extent of such remedial actions that may be required, and the determination of our liability in proportion to that of other responsible parties.

Intangible Assets and Goodwill
At December 31, 2016, we had $764 million of intangible assets that we have determined to have indefinite useful lives, and are not amortized. This judgmental assessment of an indefinite useful life must be continuously evaluated in the future. If, due to changes in facts and circumstances, management determines these intangible assets have finite useful lives, amortization will commence at that time on a prospective basis. As long as these intangible assets are judged to have indefinite lives, they will be subject to annual impairment tests that require management’s judgment of the estimated fair value of these intangible assets.

At December 31, 2016, we had $3.3 billion of goodwill recorded in conjunction with past business combinations. Goodwill is not amortized. Instead, goodwill is subject to at least annual reviews for impairment at a reporting unit level. The reporting unit or units used to evaluate and measure goodwill for impairment are determined primarily from the manner in which the business is managed. A reporting unit is an operating segment or a component that is one level below an operating segment.
Because quoted market prices for our reporting units are not available, management applies judgment in determining the estimated fair values of the reporting units for purposes of performing the goodwill impairment test. Management uses all available information to make this fair value determination, including observed market earnings multiples of comparable companies, our common stock price and associated total company market capitalization. Sales or dispositions of significant assets within a reporting unit are allocated a portion of that reporting unit’s goodwill, based on relative fair values, which impacts the amount of gain or loss on the sale or disposition.

We completed our annual impairment test, as of October 1, 2016, and concluded that the fair value of each of our reporting units exceeded their respective recorded net book values (including goodwill), by over 25 percent for our Refining reporting unit and by over 100 percent for our Transportation and M&S reporting units. A decline in the estimated fair value of one or more of our reporting units in the future could result in an impairment. For example, a prolonged or significant decline in our stock price or a significant decline in actual or forecasted earnings could provide evidence of a significant decline in fair value and a need to record a material impairment of goodwill for one or more of our reporting units. After we have completed our annual test, we continue to monitor for impairment indicators, which can lead to further goodwill impairment testing.

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

Projected Benefit Obligations
Determination of the projected benefit obligations for our defined benefit pension and postretirement plans impacts the obligations on the balance sheet and the amount of benefit expense in the income statement. The actuarial determination of projected benefit obligations and company contribution requirements involves judgment about uncertain future events, including estimated retirement dates, salary levels at retirement, mortality rates, lump-sum election rates, rates of return on plan assets, future interest rates, future health care cost-trend rates, and rates of utilization of health care services by retirees. Due to the specialized nature of these calculations, we engage outside actuarial firms to assist in the determination of these projected benefit obligations and company contribution requirements. Due to differing objectives and requirements between financial accounting rules and the pension plan funding regulations promulgated by governmental agencies, the actuarial methods and assumptions for the two purposes differ in certain important respects. Ultimately, we will be required to fund all promised benefits under pension and postretirement benefit plans not funded by plan assets or investment returns, but the judgmental assumptions used in the actuarial calculations significantly affect periodic financial statements and funding patterns over time. Benefit expense is particularly sensitive to the discount rate and return on plan assets assumptions. A one percentage-point decrease in the discount rate assumption would increase annual benefit expense by an estimated $60 million, while a one percentage-point decrease in the return on plan assets assumption would increase annual benefit expense by an estimated $30 million. In determining the discount rate, we use yields on high-quality fixed income investments with payments matched to the estimated distributions of benefits from our plans.

In 2016 and 2015, we used expected long-term rates of return of 6.75 percent and 7 percent, respectively, for the U.S. pension plan assets, which account for 74 percent of our overall pension plan assets. The actual U.S. pension plan asset returns were a gain of 7 percent in 2016 and a loss of less than 1 percent in 2015. For the past ten years, actual returns averaged 6 percent for the U.S. pension plan assets.

NEW ACCOUNTING STANDARDS

In January 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-04, “Intangibles—Goodwill and Other—Simplifying the Test for Goodwill Impairment,” which eliminates Step 2 from the goodwill impairment test. Under the revised test, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Public business entities should apply the guidance in ASU No. 2017-04 for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted. We are currently evaluating the provisions of ASU No. 2017-04.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations: Clarifying the Definition of a Business,” which clarifies the definition of a business with the objective of adding guidance to assist in evaluating whether transactions should be accounted for as acquisitions of assets or businesses. The amendment provides a screen for determining when a transaction involves the acquisition of a business. If substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, then the transaction does not involve the acquisition of a business. If the screen is not met, then the amendment requires that to be considered a business, the operation must include at a minimum an input and a substantive process that together significantly contribute to the ability to create an output. The guidance may reduce the number of transactions accounted for as business acquisitions. Public business entities should apply the guidance in ASU No. 2017-01 to annual periods beginning after December 15, 2017, including interim periods within those periods, with early adoption permitted. The amendments should be applied prospectively, and no disclosures are required at the effective date. We are currently evaluating the provisions of ASU No. 2017-01.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash,” which clarifies the classification and presentation of changes in restricted cash. The amendment requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash and restricted cash equivalents. Public business entities should apply the guidance in ASU No. 2016-18 on a retrospective basis for annual periods beginning after December 15, 2017, including interim periods within those annual periods, with early adoption permitted. We do not expect the adoption of this ASU to have a material impact on our financial statements.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which clarifies the treatment of several cash flow categories. In addition, ASU No. 2016-15 clarifies that when cash receipts and cash payments have aspects of more than one class of cash flows and cannot be separated, classification will depend on the predominant source or use. Public business entities should apply the guidance in ASU No. 2016-15 on a retrospective basis for annual periods beginning after December 15, 2017, including interim periods within those annual periods, with early adoption permitted. We are currently evaluating the provisions of ASU No. 2016-15 and assessing the impact on our financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” The new standard converged guidance on recognizing revenues in contracts with customers under GAAP and International Financial Reporting Standards. This ASU is intended to improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets and expand disclosure requirements. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date.” The amendment in this ASU defers the effective date of ASU No. 2014-09 for all entities for one year. Public business entities should apply the guidance in ASU No. 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier adoption is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. Retrospective or modified retrospective application of the accounting standard is required. ASU No. 2014-09 was further amended in March 2016 by the provisions of ASU No. 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” in April 2016 by the provisions of ASU No. 2016-10, “Identifying Performance Obligations and Licensing,” in May 2016 by the provisions of ASU No. 2016-12, “Narrow-Scope Improvements and Practical Expedients,” and in December 2016 by the provisions of ASU No. 2016-20, “Technical Corrections to Topic 606, Revenue from Contracts with Customers.” As part of our assessment work-to-date, we have formed an implementation work team, completed training on the new ASU’s revenue recognition model and are continuing our contract review and documentation. Our expectation is to adopt the standard on January 1, 2018, using the modified retrospective application. In addition, we expect to present revenue net of sales-based taxes collected from our customers resulting in no impact to earnings. Sales-based taxes include excise taxes on petroleum product sales as noted on our consolidated statement of income. Our evaluation of the new ASU is ongoing, which includes understanding the impact of adoption on earnings from equity method investments. Based upon our analysis to-date, we have not identified any other material impact on our financial statements other than disclosures.

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

Our use of derivative instruments is governed by an “Authority Limitations” document approved by our Board of Directors that prohibits the use of highly leveraged derivatives or derivative instruments without sufficient market liquidity for comparable valuations. The Authority Limitations document also establishes Value at Risk (VaR) limits, and compliance with these limits is monitored daily. Our Chief Financial Officer monitors risks resulting from foreign currency exchange rates and interest rates. Our President monitors commodity price risk. The Commercial organization manages our commercial marketing, optimizes our commodity flows and positions, and monitors related risks of our businesses.

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

We use a VaR model to estimate the loss in fair value that could potentially result on a single day from the effect of adverse changes in market conditions on the derivative financial instruments and derivative commodity instruments held or issued, including commodity purchase and sales contracts recorded on the balance sheet at December 31, 2016, as derivative instruments. Using Monte Carlo simulation, a 95 percent confidence level and a one-day holding period, the VaR for those instruments issued or held for trading purposes at December 31, 2016 and 2015, was immaterial to our cash flows and net income. The VaR for instruments held for purposes other than trading at December 31, 2016 and 2015, was also immaterial to our cash flows and net income.

Interest Rate Risk
Our use of fixed- or variable-rate debt directly exposes us to interest rate risk. Fixed-rate debt, such as our senior notes, exposes us to changes in the fair value of our debt due to changes in market interest rates. Fixed-rate debt also exposes us to the risk that we may need to refinance maturing debt with new debt at higher rates, or that we may be obligated to pay rates higher than the current market. Variable-rate debt, such as borrowings under our revolving credit facility, exposes us to short-term changes in market rates that impact our interest expense. The following tables provide information about our debt instruments that are sensitive to changes in U.S. interest rates. These tables present principal cash flows and related weighted-average interest rates by expected maturity dates. Weighted-average variable rates are based on effective rates at the reporting date. The carrying amount of our floating-rate debt approximates its fair value. The fair value of the fixed-rate financial instruments is estimated based on quoted market prices.

	Millions of Dollars Except as Indicated
Expected Maturity Date	Fixed Rate Maturity	Average Interest Rate	Floating Rate Maturity	Average Interest Rate
Year-End 2016
2017	$516	3.08%	$15	1.80%
2018	518	2.39	12	0.80
2019	18	7.00	—	—
2020	816	2.76	12	0.80
2021	—	—	221	1.86
Remaining years	7,926	4.72	—	—
Total	$9,794		$260
Fair value	$10,260		$260

	Millions of Dollars Except as Indicated
Expected Maturity Date	Fixed Rate Maturity	Average Interest Rate	Floating Rate Maturity	Average Interest Rate
Year-End 2015
2016	$27	7.24%	$—	—%
2017	1,529	3.03	—	—
2018	26	7.18	12	0.01
2019	24	7.12	—	—
2020	319	2.90	12	0.01
Remaining years	6,800	4.79	26	0.01
Total	$8,725		$50
Fair value	$8,434		$50

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

Management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2016. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on this assessment, management concluded the company’s internal control over financial reporting was effective as of December 31, 2016.

Ernst & Young LLP has issued an audit report on the company’s internal control over financial reporting as of December 31, 2016, and their report is included herein.

/s/ Greg C. Garland	/s/ Kevin J. Mitchell

Greg C. Garland	Kevin J. Mitchell
Chairman and	Executive Vice President, Finance and
Chief Executive Officer	Chief Financial Officer

February 17, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Phillips 66

We have audited the accompanying consolidated balance sheet of Phillips 66 as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Phillips 66 at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Phillips 66’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 17, 2017, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Houston, Texas
February 17, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Phillips 66

We have audited Phillips 66’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Phillips 66’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included under the heading “Assessment of Internal Control Over Financial Reporting” in the accompanying “Report of Management.” Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such-other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Phillips 66 maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2016 consolidated financial statements of Phillips 66 and our report dated February 17, 2017, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas
February 17, 2017

Consolidated Statement of Income	Phillips 66

	Millions of Dollars
Years Ended December 31	2016	2015	2014
Revenues and Other Income
Sales and other operating revenues*	$84,279	98,975	161,212
Equity in earnings of affiliates	1,414	1,573	2,466
Net gain on dispositions	10	283	295
Other income	74	118	120
Total Revenues and Other Income	85,777	100,949	164,093

Costs and Expenses
Purchased crude oil and products	62,468	73,399	135,748
Operating expenses	4,275	4,294	4,435
Selling, general and administrative expenses	1,638	1,670	1,663
Depreciation and amortization	1,168	1,078	995
Impairments	5	7	150
Taxes other than income taxes*	13,688	14,077	15,040
Accretion on discounted liabilities	21	21	24
Interest and debt expense	338	310	267
Foreign currency transaction (gains) losses	(15)	49	26
Total Costs and Expenses	83,586	94,905	158,348
Income from continuing operations before income taxes	2,191	6,044	5,745
Provision for income taxes	547	1,764	1,654
Income from Continuing Operations	1,644	4,280	4,091
Income from discontinued operations**	—	—	706
Net income	1,644	4,280	4,797
Less: net income attributable to noncontrolling interests	89	53	35
Net Income Attributable to Phillips 66	$1,555	4,227	4,762

Amounts Attributable to Phillips 66 Common Stockholders:
Income from continuing operations	$1,555	4,227	4,056
Income from discontinued operations	—	—	706
Net Income Attributable to Phillips 66	$1,555	4,227	4,762

Net Income Attributable to Phillips 66 Per Share of Common Stock (dollars)
Basic
Continuing operations	$2.94	7.78	7.15
Discontinued operations	—	—	1.25
Net Income Attributable to Phillips 66 Per Share of Common Stock	$2.94	7.78	8.40
Diluted
Continuing operations	$2.92	7.73	7.10
Discontinued operations	—	—	1.23
Net Income Attributable to Phillips 66 Per Share of Common Stock	$2.92	7.73	8.33

Dividends Paid Per Share of Common Stock (dollars)	$2.45	2.18	1.89

Average Common Shares Outstanding (in thousands)
Basic	527,531	542,355	565,902
Diluted	530,066	546,977	571,504
*Includes excise taxes on petroleum product sales:	$13,381	13,780	14,698
**Net of provision for income taxes on discontinued operations:	$—	—	5
See Notes to Consolidated Financial Statements.

Consolidated Statement of Comprehensive Income	Phillips 66

	Millions of Dollars
Years Ended December 31	2016	2015	2014

Net Income	$1,644	4,280	4,797
Other comprehensive income (loss)
Defined benefit plans
Actuarial gain/loss:
Actuarial loss arising during the period	(178)	(138)	(451)
Amortization to net income of net actuarial loss and settlements	94	174	56
Curtailment gain	31	—	—
Plans sponsored by equity affiliates	(11)	11	(66)
Income taxes on defined benefit plans	13	(13)	169
Defined benefit plans, net of tax	(51)	34	(292)
Foreign currency translation adjustments	(301)	(163)	(294)
Income taxes on foreign currency translation adjustments	5	7	18
Foreign currency translation adjustments, net of tax	(296)	(156)	(276)
Cash flow hedges	8	—	—
Income taxes on hedging activities	(3)	—	—
Hedging activities, net of tax	5	—	—
Other Comprehensive Loss, Net of Tax	(342)	(122)	(568)
Comprehensive Income	1,302	4,158	4,229
Less: comprehensive income attributable to noncontrolling interests	89	53	35
Comprehensive Income Attributable to Phillips 66	$1,213	4,105	4,194
See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet	Phillips 66

	Millions of Dollars
At December 31	2016	2015
Assets
Cash and cash equivalents	$2,711	3,074
Accounts and notes receivable (net of allowances of $34 million in 2016 and $55 million in 2015)	5,485	4,411
Accounts and notes receivable—related parties	912	762
Inventories	3,150	3,477
Prepaid expenses and other current assets	422	532
Total Current Assets	12,680	12,256
Investments and long-term receivables	13,534	12,143
Net properties, plants and equipment	20,855	19,721
Goodwill	3,270	3,275
Intangibles	888	906
Other assets	426	279
Total Assets	$51,653	48,580

Liabilities
Accounts payable	$6,395	5,155
Accounts payable—related parties	666	500
Short-term debt	550	44
Accrued income and other taxes	805	878
Employee benefit obligations	527	576
Other accruals	520	378
Total Current Liabilities	9,463	7,531
Long-term debt	9,588	8,843
Asset retirement obligations and accrued environmental costs	655	665
Deferred income taxes	6,743	6,041
Employee benefit obligations	1,216	1,285
Other liabilities and deferred credits	263	277
Total Liabilities	27,928	24,642

Equity
Common stock (2,500,000,000 shares authorized at $.01 par value) Issued (2016—641,593,854 shares; 2015—639,336,287 shares)
Par value	6	6
Capital in excess of par	19,559	19,145
Treasury stock (at cost: 2016—122,827,264 shares; 2015—109,925,907 shares)	(8,788)	(7,746)
Retained earnings	12,608	12,348
Accumulated other comprehensive loss	(995)	(653)
Total Stockholders’ Equity	22,390	23,100
Noncontrolling interests	1,335	838
Total Equity	23,725	23,938
Total Liabilities and Equity	$51,653	48,580
See Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows	Phillips 66

	Millions of Dollars
Years Ended December 31	2016	2015	2014
Cash Flows From Operating Activities
Net income	$1,644	4,280	4,797
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,168	1,078	995
Impairments	5	7	150
Accretion on discounted liabilities	21	21	24
Deferred taxes	612	529	(488)
Undistributed equity earnings	(815)	185	197
Net gain on dispositions	(10)	(283)	(295)
Income from discontinued operations	—	—	(706)
Other	(163)	117	(127)
Working capital adjustments
Decrease (increase) in accounts and notes receivable	(1,258)	2,129	2,226
Decrease (increase) in inventories	216	(144)	(85)
Decrease (increase) in prepaid expenses and other current assets	(147)	324	(316)
Increase (decrease) in accounts payable	1,579	(2,300)	(3,323)
Increase (decrease) in taxes and other accruals	111	(230)	478
Net cash provided by continuing operating activities	2,963	5,713	3,527
Net cash provided by discontinued operations	—	—	2
Net Cash Provided by Operating Activities	2,963	5,713	3,529

Cash Flows From Investing Activities
Capital expenditures and investments	(2,844)	(5,764)	(3,773)
Proceeds from asset dispositions*	156	70	1,244
Advances/loans—related parties	(432)	(50)	(3)
Collection of advances/loans—related parties	108	50	—
Other	(146)	(44)	238
Net cash used in continuing investing activities	(3,158)	(5,738)	(2,294)
Net cash used in discontinued operations	—	—	(2)
Net Cash Used in Investing Activities	(3,158)	(5,738)	(2,296)

Cash Flows From Financing Activities
Issuance of debt	2,090	1,169	2,487
Repayment of debt	(833)	(926)	(49)
Issuance of common stock	(12)	(19)	1
Repurchase of common stock	(1,042)	(1,512)	(2,282)
Share exchange—PSPI transaction	—	—	(450)
Dividends paid on common stock	(1,282)	(1,172)	(1,062)
Distributions to noncontrolling interests	(75)	(46)	(30)
Net proceeds from issuance of Phillips 66 Partners LP common units	972	384	—
Other	4	5	23
Net cash used in continuing financing activities	(178)	(2,117)	(1,362)
Net cash used in discontinued operations	—	—	—
Net Cash Used in Financing Activities	(178)	(2,117)	(1,362)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	10	9	(64)

Net Change in Cash and Cash Equivalents	(363)	(2,133)	(193)
Cash and cash equivalents at beginning of year	3,074	5,207	5,400
Cash and Cash Equivalents at End of Year	$2,711	3,074	5,207
* Includes return of investments in equity affiliates and working capital true-ups on dispositions.
See Notes to Consolidated Financial Statements.

Consolidated Statement of Changes in Equity						Phillips 66

	Millions of Dollars
	Attributable to Phillips 66
	Common Stock
	Par Value	Capital in Excess of Par	Treasury Stock	Retained Earnings	Accum. Other Comprehensive Income (Loss)	Noncontrolling Interests	Total

December 31, 2013	$6	18,887	(2,602)	5,622	37	442	22,392
Net income	—	—	—	4,762	—	35	4,797
Other comprehensive loss	—	—	—	—	(568)	—	(568)
Cash dividends paid on common stock	—	—	—	(1,062)	—	—	(1,062)
Repurchase of common stock	—	—	(2,282)	—	—	—	(2,282)
Share exchange—PSPI transaction	—	—	(1,350)	—	—	—	(1,350)
Benefit plan activity	—	153	—	(13)	—	—	140
Distributions to noncontrolling interests and other	—	—	—	—	—	(30)	(30)
December 31, 2014	6	19,040	(6,234)	9,309	(531)	447	22,037
Net income	—	—	—	4,227	—	53	4,280
Other comprehensive loss	—	—	—	—	(122)	—	(122)
Cash dividends paid on common stock	—	—	—	(1,172)	—	—	(1,172)
Repurchase of common stock	—	—	(1,512)	—	—	—	(1,512)
Benefit plan activity	—	105	—	(16)	—	—	89
Issuance of Phillips 66 Partners LP common units	—	—	—	—	—	384	384
Distributions to noncontrolling interests and other	—	—	—	—	—	(46)	(46)
December 31, 2015	6	19,145	(7,746)	12,348	(653)	838	23,938
Net income	—	—	—	1,555	—	89	1,644
Other comprehensive loss	—	—	—	—	(342)	—	(342)
Cash dividends paid on common stock	—	—	—	(1,282)	—	—	(1,282)
Repurchase of common stock	—	—	(1,042)	—	—	—	(1,042)
Benefit plan activity	—	106	—	(13)	—	—	93
Issuance of Phillips 66 Partners LP common units	—	308	—	—	—	483	791
Distributions to noncontrolling interests and other	—	—	—	—	—	(75)	(75)
December 31, 2016	$6	19,559	(8,788)	12,608	(995)	1,335	23,725

	Shares in Thousands
	Common Stock Issued	Treasury Stock
December 31, 2013	634,286	44,106
Repurchase of common stock	—	29,121
Share exchange—PSPI transaction	—	17,423
Shares issued—share-based compensation	2,746	—
December 31, 2014	637,032	90,650
Repurchase of common stock	—	19,276
Shares issued—share-based compensation	2,304	—
December 31, 2015	639,336	109,926
Repurchase of common stock	—	12,901
Shares issued—share-based compensation	2,258	—
December 31, 2016	641,594	122,827
See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements	Phillips 66

Note 1—Summary of Significant Accounting Policies

▪
Consolidation Principles and Investments—Our consolidated financial statements include the accounts of majority-owned, controlled subsidiaries and variable interest entities where we are the primary beneficiary. The equity method is used to account for investments in affiliates in which we have the ability to exert significant influence over the affiliates’ operating and financial policies. When we do not have the ability to exert significant influence, the investment is either classified as available-for-sale if fair value is readily determinable, or the cost method if fair value is not readily determinable. Undivided interests in pipelines, natural gas plants and terminals are consolidated on a proportionate basis. Other securities and investments are generally carried at cost.

▪
Foreign Currency Translation—Adjustments resulting from the process of translating foreign functional currency financial statements into U.S. dollars are included in accumulated other comprehensive income/loss in stockholders’ equity. Foreign currency transaction gains and losses result from remeasuring monetary assets and liabilities denominated in a foreign currency into the functional currency of our subsidiary holding the asset or liability. We include these transaction gains and losses in current earnings. Most of our foreign operations use their local currency as the functional currency.

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

▪
Shipping and Handling Costs—We record shipping and handling costs in the “Purchased crude oil and products” line of our consolidated statement of income. Freight costs billed to customers are recorded in “Sales and other operating revenues.”

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

▪
Fair Value Measurements—We categorize assets and liabilities measured at fair value into one of three different levels depending on the observability of the inputs employed in the measurement. Level 1 inputs are quoted prices in active markets for identical assets or liabilities. Level 2 inputs are inputs which are observable, other than quoted prices included within Level 1 for the asset or liability, either directly or indirectly through market-corroborated inputs. Level 3 inputs are unobservable inputs for the asset or liability reflecting significant modifications to observable related market data or our assumptions about pricing by market participants.

▪
Derivative Instruments—Derivative instruments are recorded on the balance sheet at fair value. We have elected to net derivative assets and liabilities with the same counterparty on the balance sheet if the right of offset exists and certain other criteria are met. We also net collateral payables or receivables against derivative assets and derivative liabilities, respectively.

Recognition and classification of the gain or loss that results from recording and adjusting a derivative to fair value depends on the purpose for issuing or holding the derivative. Gains and losses from derivatives not designated as cash-flow hedges are recognized immediately in earnings. For derivative instruments that are designated and qualify as a fair value hedge, the gains or losses from adjusting the derivative to its fair value will be immediately recognized in earnings and, to the extent the hedge is effective, offset the concurrent recognition of changes in the fair value of the hedged item. Gains or losses from derivative instruments that are designated and qualify as a cash flow hedge or hedge of a net investment in a foreign entity are recognized in other comprehensive income/loss and appear on the balance sheet in accumulated other comprehensive income/loss until the hedged transaction is recognized in earnings; however, to the extent the change in the value of the derivative exceeds the change in the anticipated cash flows of the hedged transaction, the excess gains or losses are recognized immediately in earnings.

▪
Capitalized Interest—A portion of interest from external borrowings is capitalized on major projects with an expected construction period of one year or longer. Capitalized interest is added to the cost of the underlying asset’s properties, plants and equipment and is amortized over the useful life of the asset.

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

▪
Goodwill—Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in a business combination. It is not amortized, but is tested annually for impairment, and when events or changes in circumstance indicate that the fair value of a reporting unit with goodwill is below its carrying value. The impairment test requires allocating goodwill and other assets and liabilities to reporting units. The fair value of each reporting unit is determined and compared to the book value of the reporting unit. If the fair value of the reporting unit is less than the book value, including goodwill, the implied fair value of goodwill is calculated. The excess, if any, of the book value over the implied fair value of the goodwill is charged to net income. For purposes of testing goodwill for impairment, we have three reporting units with goodwill balances: Transportation, Refining and Marketing and Specialties (M&S).

▪
Depreciation and Amortization—Depreciation and amortization of properties, plants and equipment are determined by either the individual-unit-straight-line method or the group-straight-line method (for those individual units that are highly integrated with other units).

▪
Impairment of Properties, Plants and Equipment—Properties, plants and equipment (PP&E) used in operations are assessed for impairment whenever changes in facts and circumstances indicate a possible significant deterioration in the future cash flows expected to be generated by an asset group. If indicators of potential impairment exist, an undiscounted cash flow test is performed. If the sum of the undiscounted pre-tax cash flows is less than the carrying value of the asset group, including applicable liabilities, the carrying value of the PP&E included in the asset group is written down to estimated fair value through additional amortization or depreciation provisions and reported in the “Impairments” line of our consolidated statement of income in the period in which the determination of the impairment is made. Individual assets are grouped for impairment purposes at the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets (for example, at a refinery complex level). Because there usually is a lack of quoted market prices for long-lived assets, the fair value of impaired assets is typically determined using one or more of the following methods: the present values of expected future cash flows using discount rates and other assumptions believed to be consistent with those used by principal market participants; a market multiple of earnings for similar assets; or historical market transactions of similar assets, adjusted using principal market participant assumptions when necessary. Long-lived assets held for sale are accounted for at the lower of amortized cost or fair value, less cost to sell, with fair value determined using a binding negotiated price, if available, or present value of expected future cash flows as previously described.

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

▪
Asset Retirement Obligations and Environmental Costs—The fair value of legal obligations to retire and remove long-lived assets are recorded in the period in which the obligation is incurred. When the liability is initially recorded, we capitalize this cost by increasing the carrying amount of the related PP&E. Over time, the liability is increased for the change in its present value, and the capitalized cost in PP&E is depreciated over the useful life of the related asset. Our estimate of the liability may change after initial recognition, in which case we record an adjustment to the liability and PP&E.

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

▪
Guarantees—The fair value of a guarantee is determined and recorded as a liability at the time the guarantee is given. The initial liability is subsequently reduced as we are released from exposure under the guarantee. We amortize the guarantee liability over the relevant time period, if one exists, based on the facts and circumstances surrounding each type of guarantee. In cases where the guarantee term is indefinite, we reverse the liability when we have information indicating the liability has essentially been relieved or amortize it over an appropriate time period as the fair value of our guarantee exposure declines over time. We amortize the guarantee liability to the related income statement line item based on the nature of the guarantee. When it becomes probable we will have to perform on a guarantee, we accrue a separate liability if it is reasonably estimable, based on the facts and circumstances at that time. We reverse the fair value liability only when there is no further exposure under the guarantee.

▪
Stock-Based Compensation—We recognize stock-based compensation expense over the shorter of: (1) the service period (i.e., the time required to earn the award); or (2) the period beginning at the start of the service period and ending when an employee first becomes eligible for retirement, but not less than six months, which is the minimum time required for an award not to be subject to forfeiture. We have elected to recognize expense on a straight-line basis over the service period for the entire award, irrespective of whether the award was granted with ratable or cliff vesting.

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

Note 2—Changes in Accounting Principles

Effective January 1, 2016, we early adopted the Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.” This ASU simplified the presentation of deferred income taxes and required deferred tax liabilities and assets to be classified as noncurrent in a classified statement of financial position. The classification is made at the taxpaying component level of an entity, after reflecting any offset of deferred tax liabilities, deferred tax assets and any related valuation allowances. We applied this ASU prospectively to all deferred tax liabilities and assets.

In June 2014, the FASB issued ASU No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation.” This ASU removed the definition of a development stage entity from the Master Glossary of the Accounting Standard Codification (ASC) and the related financial reporting requirements specific to development stage entities. ASU 2014-10 is intended to reduce cost and complexity of financial reporting for entities that have not commenced planned principal operations. For financial reporting requirements other than the variable interest entity (VIE) guidance in ASC Topic 810, ASU No. 2014-10 was effective for annual and quarterly reporting periods of public entities beginning after December 15, 2014. For the financial reporting requirements related to VIEs in ASC Topic 810, ASU No. 2014-10 was effective for annual and quarterly reporting periods of public entities beginning after December 15, 2015. We adopted the provisions of this ASU related to the financial reporting requirements other than the VIE guidance effective January 1, 2015. We adopted the remaining provisions effective January 1, 2016, and updated our disclosures about the risks and uncertainties related to our joint venture entities that have not commenced their principal operations.

Note 3—Variable Interest Entities

Consolidated VIEs
In 2013, we formed Phillips 66 Partners LP, a master limited partnership, to own, operate, develop and acquire primarily fee-based crude oil, refined petroleum product and NGL pipelines and terminals, as well as other midstream assets. We consolidate Phillips 66 Partners as we determined that Phillips 66 Partners is a VIE and we are the primary beneficiary. As general partner of Phillips 66 Partners, we have the ability to control its financial interests, as well as the ability to direct the activities of Phillips 66 Partners that most significantly impact its economic performance. See Note 27—Phillips 66 Partners LP, for additional information.

The most significant assets of Phillips 66 Partners that are available to settle only its obligations at December 31 were:

	Millions of Dollars
	2016	2015
Equity investments*	$1,142	945
Net properties, plants and equipment	2,675	2,437
* Included in “Investments and long-term receivables” on the Phillips 66 consolidated balance sheet.

The most significant liability of Phillips 66 Partners for which creditors do not have recourse to the general credit of its primary beneficiary was long-term debt, which was $2,396 million and $1,091 million at December 31, 2016 and 2015, respectively.

Non-consolidated VIEs
We hold variable interests in VIEs that have not been consolidated because we are not considered the primary beneficiary. Information on our significant non-consolidated VIEs follows.

Merey Sweeny, L.P. (MSLP) is a limited partnership that owns a delayed coker and related facilities at the Sweeny Refinery. Under the agreements that governed the relationships between the co-venturers in MSLP, certain defaults by Petróleos de Venezuela S.A. (PDVSA) with respect to supply of crude oil to the Sweeny Refinery triggered the right to acquire PDVSA’s 50 percent ownership interest in MSLP. The call right was exercised in August 2009. The exercise of the call right was challenged, and the dispute was arbitrated in our favor and subsequently litigated. Through December 31, 2016, we continued to use the equity method of accounting for MSLP because the call right exercise remained subject to legal challenge. MSLP was a VIE because, in securing lender consents in connection with our separation from ConocoPhillips in 2012 (the Separation), we provided a 100 percent debt guarantee to the lender of MSLP’s 8.85% senior notes (MSLP Senior Notes). PDVSA did not participate in the debt guarantee. In our VIE assessment, this disproportionate debt guarantee, plus other liquidity support provided jointly by us and PDVSA independently of equity ownership, resulted in MSLP not being exposed to all potential losses. We determined we were not the primary beneficiary while the call exercise was subject to legal challenge, because under the partnership agreement, the co-venturers jointly directed the activities of MSLP that most significantly impacted economic performance. At December 31, 2016, our maximum exposure to loss was $326 million, which represented the outstanding principal balance of the MSLP Senior Notes of $123 million and our investment in MSLP of $203 million. As discussed more fully in Note 5—Business Combinations, the exercise of the call right ceased to be subject to legal challenge in February 2017. At that point, we began consolidating MSLP as a wholly owned subsidiary and MSLP was no longer considered a VIE.

We have a 25 percent ownership interest in Dakota Access, LLC (DAPL) and Energy Transfer Crude Oil Company, LLC (ETCOP), whose planned principal operations have not commenced. Until planned principal operations have commenced, these entities do not have sufficient equity at risk to fully fund the construction of all assets required for principal operations, and thus represent VIEs. We have determined we are not the primary beneficiary because we and our co-venturer jointly direct the activities of DAPL and ETCOP that most significantly impact economic performance. We use the equity method of accounting for these investments. At December 31, 2016, our maximum exposure to loss was $1,057 million, which represents the aggregate book value of our equity investments of $532 million, our loans to DAPL and ETCOP for an aggregated balance of $250 million and our share of borrowings under the project financing facility of $275 million.

Note 4—Inventories

Inventories at December 31 consisted of the following:

	Millions of Dollars
	2016	2015

Crude oil and petroleum products	$2,883	3,214
Materials and supplies	267	263
	$3,150	3,477

Inventories valued on the LIFO basis totaled $2,772 million and $3,085 million at December 31, 2016 and 2015, respectively. The estimated excess of current replacement cost over LIFO cost of inventories amounted to approximately $3.3 billion and $1.3 billion at December 31, 2016 and 2015, respectively.

Excluding the disposition of the Whitegate Refinery, which occurred in September 2016, certain planned reductions in inventory caused liquidations of LIFO inventory values during each of the three years ended December 31, 2016. These liquidations decreased net income by approximately $68 million, $37 million and $8 million in 2016, 2015 and 2014, respectively.

In conjunction with the Whitegate Refinery disposition, the refinery’s LIFO inventory values were liquidated causing a decrease in net income of $62 million during the year ended December 31, 2016. This LIFO liquidation impact was included in the net gain recognized on the disposition.

Note 5—Business Combinations

In November 2016, Phillips 66 Partners acquired NGL logistics assets located in southeast Louisiana, consisting of approximately 500 miles of pipelines and storage caverns connecting multiple fractionation facilities, refineries and a petrochemical facility. The acquisition provided an opportunity for fee-based growth in the Louisiana market within our Midstream segment. The acquisition was included in the “Capital expenditures and investments” line of our consolidated statement of cash flows. As of December 31, 2016, we provisionally recorded $183 million of PP&E in connection with the acquisition.

While we had no acquisitions in 2015, we completed the following acquisitions in 2014:

•	In August 2014, we acquired a 7.1 million-barrel-storage-capacity crude oil and petroleum products terminal located near Beaumont, Texas, to promote growth plans in our Midstream segment.

•
In July 2014, we acquired Spectrum Corporation, a private label and specialty lubricants business headquartered in Memphis, Tennessee. The acquisition supported our plans to selectively grow stable-return businesses in our M&S segment.

•
In March 2014, we acquired our co-venturer’s interest in an entity that operates a power and steam generation plant located in Texas that is included in our M&S segment. This acquisition provided us with full operational control over a key facility supplying utilities and other services to one of our refineries.

We funded each of these 2014 acquisitions with cash on hand. Total cash consideration paid in 2014 was $741 million, net of cash acquired. Cash consideration paid for acquisitions is included in the “Capital expenditures and investments” line of our consolidated statement of cash flows. Our acquisition accounting for these transactions was finalized in 2015.

MSLP owns a delayed coker and related facilities at the Sweeny Refinery, and its results are included in our Refining segment. MSLP processes long residue, which is produced from heavy sour crude oil, for a fee. Fuel-grade petroleum coke is produced as a by-product and becomes the property of MSLP. Prior to August 28, 2009, MSLP was owned 50/50 by ConocoPhillips and PDVSA. Under the agreements that governed the relationships between the partners, certain defaults by PDVSA with respect to supply of crude oil to the Sweeny Refinery triggered the right to acquire PDVSA’s 50 percent ownership interest in MSLP, which was exercised in August 2009. The exercise was challenged, and the dispute was arbitrated in our favor and subsequently litigated. While the dispute was being arbitrated and litigated, we continued to use the equity method of accounting for our 50 percent interest in MSLP. When the exercise of the call right ceased to be subject to legal challenge on February 7, 2017, we deemed that we had acquired PDVSA’s 50 percent share of MSLP and began accounting for MSLP as a wholly owned consolidated subsidiary.

Based on a preliminary third-party appraisal of the fair value of MSLP’s net assets, utilizing discounted cash flows and replacement costs, the acquisition of PDVSA’s 50 percent interest is expected to result in our recording a noncash, pre-tax gain of approximately $420 million in the first quarter of 2017. The preliminary fair value of our original equity interest in MSLP is approximately $190 million.

Note 6—Assets Held for Sale or Sold

In September 2016, we completed the sale of the Whitegate Refinery and related marketing assets, which were included primarily in our Refining segment. The net carrying value of the assets at the time of their disposition was $135 million, which consisted of $127 million of inventory, other working capital, and PP&E; and $8 million of allocated goodwill. An immaterial gain was recognized in 2016 on the disposition.

In December 2014, we completed the sale of our ownership interests in the Malaysia Refining Company Sdn. Bdh. (MRC), which was included in our Refining segment. At the time of the disposition, the total carrying value of our investment in MRC was $334 million, including $76 million of allocated goodwill and currency translation adjustments. A before-tax gain of $145 million was recognized in 2014 from this disposition.

In July 2014, we entered into an agreement to sell the Bantry Bay terminal in Ireland, which was included in our Refining segment. Accordingly, the net assets of the terminal were classified as held for sale at that time, which resulted in a before-tax impairment in 2014 of $12 million from the reduction of the carrying value of the long-lived assets to estimated fair value less costs to sell. In February 2015, we completed the sale of the terminal. At the time of the disposition, the terminal had a net carrying value of $68 million, which primarily related to net PP&E. An immaterial gain was recognized in 2015 on this disposition.

In February 2014, we exchanged the stock of Phillips Specialty Products Inc. (PSPI), a flow improver business, which was included in our M&S segment, for shares of Phillips 66 common stock owned by another party. The PSPI share exchange resulted in the receipt of approximately 17.4 million shares of Phillips 66 common stock, which are held as treasury shares, and the recognition in 2014 of a before-tax gain of $696 million. At the time of the disposition, PSPI had a net carrying value of $685 million, which primarily included $481 million of cash and cash equivalents, $60 million of net PP&E and $117 million of allocated goodwill. Cash and cash equivalents of $450 million included in PSPI’s net carrying value is reflected as a financing cash outflow in the “Share exchange—PSPI transaction” line of our consolidated statement of cash flows. Revenues, income before tax and net income from discontinued operations, excluding the recognized before-tax gain of $696 million, were not material for the year ended December 31, 2014.

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

Note 7—Investments, Loans and Long-Term Receivables
Components of investments, loans and long-term receivables at December 31 were:

	Millions of Dollars
	2016	2015

Equity investments	$13,102	11,977
Loans and long-term receivables	334	84
Other investments	98	82
	$13,534	12,143

Equity Investments
Affiliated companies in which we had a significant equity investment at December 31, 2016, included:

•	WRB Refining LP (WRB)—50 percent owned business venture with Cenovus Energy Inc. (Cenovus)—owns the Wood River and Borger refineries.

•
DCP Midstream, LLC (DCP Midstream)—50 percent owned joint venture with Spectra Energy Corp—owns and operates gas plants, gathering systems, storage facilities and fractionation plants, including through its investment in DCP Midstream, LP (formerly named DCP Midstream Partners, LP).

•
Chevron Phillips Chemical Company LLC (CPChem)—50 percent owned joint venture with Chevron U.S.A. Inc., an indirect wholly owned subsidiary of Chevron Corporation—manufactures and markets petrochemicals and plastics.

•	Rockies Express Pipeline LLC (REX)—25 percent owned joint venture with Tallgrass Energy Partners L.P.—owns and operates a natural gas pipeline system from Meeker, Colorado to Clarington, Ohio.

•
DCP Sand Hills Pipeline, LLC (Sand Hills)—Phillips 66 Partners’ 33 percent owned joint venture with DCP Partners—owns and operates NGL pipeline systems from the Permian and Eagle Ford basins to Mont Belvieu, Texas.

•
DCP Southern Hills Pipeline, LLC (Southern Hills)—Phillips 66 Partners’ 33 percent owned joint venture with DCP Partners—owns and operates NGL pipeline systems from the Midcontinent region to Mont Belvieu, Texas.

•
DAPL/ETCOP—two 25 percent owned joint ventures with Energy Transfer Equity L.P. and Energy Transfer Partners L.P. (collectively “Energy Transfer”).  DAPL is constructing a crude oil pipeline system from the Bakken/Three Forks production area in North Dakota to Patoka, Illinois, and ETCOP completed a connecting crude oil pipeline system from Patoka to Nederland, Texas.

Summarized 100 percent financial information for all equity method investments in affiliated companies, combined, was as follows:

	Millions of Dollars
	2016	2015	2014

Revenues	$30,605	33,126	57,979
Income before income taxes	3,206	3,180	4,791
Net income	2,960	3,158	4,700
Current assets	7,097	6,024	7,402
Noncurrent assets	50,163	46,047	41,271
Current liabilities	5,173	4,130	6,854
Noncurrent liabilities	13,709	11,493	9,736
Noncontrolling interests	2,260	2,404	2,584

Our share of income taxes incurred directly by the equity companies is included in equity in earnings of affiliates, and as such is not included in the provision for income taxes in our consolidated financial statements.

At December 31, 2016, retained earnings included $1,945 million related to the undistributed earnings of affiliated companies. Dividends received from affiliates were $616 million, $1,769 million, and $3,305 million in 2016, 2015 and 2014, respectively.

WRB
WRB’s operating assets consist of the Wood River and Borger refineries, located in Roxana, Illinois, and Borger, Texas, respectively, for which we are the operator and managing partner. As a result of our contribution of these two assets to WRB, a basis difference was created because the fair value of the contributed assets recorded by WRB exceeded their historical book value. The difference is primarily amortized and recognized as a benefit evenly over a period of 26 years, which was the estimated remaining useful life of the refineries’ PP&E at the closing date. At December 31, 2016, the book value of our investment in WRB was $2,088 million, and the basis difference was $2,970 million. Equity earnings in 2016, 2015 and 2014 were increased by $185 million, $218 million and $184 million, respectively, due to amortization of the basis difference. Cenovus was obligated to contribute $7.5 billion, plus accrued interest, to WRB over a 10-year period that began in 2007. In the first quarter of 2014, Cenovus prepaid its remaining balance under this obligation. As a result, WRB declared a special dividend, which was distributed to the co-venturers in March 2014. Of the $1,232 million that we received, $760 million was considered a return on our investment in WRB (an operating cash inflow), and $472 million was considered a return of our investment in WRB (an investing cash inflow). The return of investment portion of the dividend was included in the “Proceeds from asset dispositions” line in our consolidated statement of cash flows.

DCP Midstream
DCP Midstream owns and operates gas plants, gathering systems, storage facilities and fractionation plants, including through its investment in DCP Partners. DCP Midstream markets a portion of its NGL to us and CPChem under supply agreements, the primary production commitment of which began a ratable wind-down period in December 2014 and expires in January 2019. This purchase commitment is on an “if-produced, will-purchase” basis. NGL is purchased under this agreement at various published market index prices, less transportation and fractionation fees.

In 2015, we contributed $1.5 billion in cash to DCP Midstream as a capital contribution. Our co-venturer contributed its interests in Sand Hills and Southern Hills as a capital contribution equal in value to ours. Our ownership percentage in DCP Midstream remained unchanged.

At December 31, 2016, the book value of our investment in DCP Midstream was $2,258 million, and the basis difference was $55 million.

CPChem
CPChem manufactures and markets petrochemicals and plastics. At December 31, 2016, the book value of our equity method investment in CPChem was $5,773 million. We have multiple supply and purchase agreements in place with CPChem, ranging in initial terms from one to 99 years, with extension options. These agreements cover sales and purchases of refined products, solvents, and petrochemical and NGL feedstocks, as well as fuel oils and gases. All products are purchased and sold under specified pricing formulas based on various published pricing indices.

REX
REX owns a natural gas pipeline that runs from Meeker, Colorado to Clarington, Ohio. In 2015, REX repaid $450 million of its debt, reducing its long-term debt to approximately $2.6 billion. REX funded the repayment through member cash contributions. Our 25 percent share was approximately $112 million, which we contributed to REX in 2015. At December 31, 2016, the book value of our equity method investment in REX was $455 million.

Sand Hills
The Sand Hills pipeline is a fee-based pipeline that transports NGL from the Permian Basin and Eagle Ford Shale to facilities along the Texas Gulf Coast and the Mont Belvieu market hub. This investment was contributed to Phillips 66 Partners LP in March 2015 as discussed further in Note 27—Phillips 66 Partners LP. At December 31, 2016, the book value of our equity investment in Sand Hills was $445 million.

Southern Hills
The Southern Hills pipeline is a fee-based pipeline that transports NGL from the Midcontinent to facilities along the Texas Gulf Coast and the Mont Belvieu market hub. This investment was contributed to Phillips 66 Partners LP in March 2015 as discussed further in Note 27—Phillips 66 Partners LP. At December 31, 2016, the book value of our investment in Southern Hills was $212 million, and the basis difference was $96 million.

DAPL/ETCOP
We own a 25 percent interest in the DAPL and ETCOP joint ventures, which were formed to construct pipelines to deliver crude oil produced in the Bakken/Three Forks production area of North Dakota to market centers in the Midwest and the Gulf Coast. In May 2016, we and our co-venturer executed agreements under which we and our co-venturer would loan DAPL and ETCOP up to a maximum of $2,256 million and $227 million, respectively, with the amounts loaned by us and our co-venturer being proportionate to our ownership interests (Sponsor Loans). In August 2016, DAPL and ETCOP secured a $2.5 billion facility (Facility) with a syndicate of financial institutions on a limited recourse basis with certain guarantees, and the outstanding Sponsor Loans were repaid. Allowable draws under the Facility were initially reduced and finally suspended in September 2016 pending resolution of permitting delays. As a result, DAPL and ETCOP resumed making draws under the Sponsor Loans. The maximum amounts that could be loaned under the Sponsor Loans were reduced in September 2016, to $1,411 million for DAPL and $76 million for ETCOP. At December 31, 2016, DAPL and ETCOP had $976 million and $22 million, respectively, outstanding under the Sponsor Loans.  Our 25 percent share of those loans was $244 million and $6 million, respectively. The Sponsor Loans were repaid in their entirety in February 2017 when draws resumed under the Facility. At December 31, 2016, the book values of our investments in DAPL and ETCOP were $403 million and $129 million, respectively.

Loans and Long-term Receivables
We enter into agreements with other parties to pursue business opportunities, which may require us to provide loans or advances to certain affiliated and non-affiliated companies. Loans are recorded when cash is transferred or seller financing is provided to the affiliated or non-affiliated company pursuant to a loan agreement. The loan balance will increase as interest is earned on the outstanding loan balance and will decrease as interest and principal payments are received. Interest is earned at the loan agreement’s stated interest rate. Loans and long-term receivables are assessed for impairment when events indicate the loan balance may not be fully recovered.

Note 8—Properties, Plants and Equipment

Our investment in PP&E is recorded at cost. Investments in refining manufacturing facilities are generally depreciated on a straight-line basis over a 25-year life, pipeline assets over a 45-year life and terminal assets over a 33-year life. The company’s investment in PP&E, with the associated accumulated depreciation and amortization (Accum. D&A), at December 31 was:

	Millions of Dollars
	2016			2015
	Gross PP&E	Accum. D&A	Net PP&E	Gross PP&E	Accum. D&A	Net PP&E

Midstream	$8,179	1,579	6,600	6,978	1,293	5,685
Chemicals	—	—	—	—	—	—
Refining	21,152	8,197	12,955	20,850	8,046	12,804
Marketing and Specialties	1,451	776	675	1,422	746	676
Corporate and Other	1,207	582	625	1,060	504	556
	$31,989	11,134	20,855	30,310	10,589	19,721

Note 9—Goodwill and Intangibles

Goodwill
The carrying amount of goodwill was as follows:

	Millions of Dollars
	Midstream	Refining	Marketing and Specialties	Total

Balance at January 1, 2015	$623	1,813	838	3,274
Goodwill assigned to acquisitions	—	—	1	1
Balance at December 31, 2015	623	1,813	839	3,275
Goodwill assigned to acquisitions	3	—	—	3
Goodwill allocated to dispositions	—	(8)	—	(8)
Balance at December 31, 2016	$626	1,805	839	3,270

Intangible Assets
Information relating to the carrying value of intangible assets at December 31 follows:

	Millions of Dollars
	Gross Carrying Amount
	2016	2015
Indefinite-Lived Intangible Assets
Trade names and trademarks	$503	503
Refinery air and operating permits	260	266
Other	1	1
	$764	770

At year-end 2016, the net book value of our amortized intangible assets was $124 million, which included accumulated amortization of $152 million. At year-end 2015, the net book value of our amortized intangible assets was $136 million, which included accumulated amortization of $135 million. Amortization expense was not material for 2016 and 2015, and is not expected to be material in future years.

Note 10—Impairments
During 2016, 2015 and 2014, we recognized the following before-tax impairment charges:

	Millions of Dollars
	2016	2015	2014

Midstream	$3	1	—
Refining	2	3	147
Marketing and Specialties	—	3	3
	$5	7	150

In 2014, we recorded a $131 million held-for-use impairment in our Refining segment related to the Whitegate Refinery in Ireland, due to the then current and forecasted negative market conditions in that region. In addition, we also recorded a $12 million held-for-sale impairment in our Refining segment related to the Bantry Bay terminal. See Note 6—Assets Held for Sale or Sold for additional information.

Note 11—Asset Retirement Obligations and Accrued Environmental Costs

Asset retirement obligations and accrued environmental costs at December 31 were:

	Millions of Dollars
	2016	2015

Asset retirement obligations	$244	251
Accrued environmental costs	496	485
Total asset retirement obligations and accrued environmental costs	740	736
Asset retirement obligations and accrued environmental costs due within one year*	(85)	(71)
Long-term asset retirement obligations and accrued environmental costs	$655	665
*Classified as a current liability on the consolidated balance sheet, under the caption “Other accruals.”

Asset Retirement Obligations
We have asset retirement obligations that we are required to perform under law or contract once an asset is permanently taken out of service. Most of these obligations are not expected to be paid until many years in the future and are expected to be funded from general company resources at the time of removal. Our largest individual obligations involve asbestos abatement at refineries.

During 2016 and 2015, our overall asset retirement obligation changed as follows:

	Millions of Dollars
	2016	2015

Balance at January 1	$251	279
Accretion of discount	9	9
Changes in estimates of existing obligations	10	(7)
Spending on existing obligations	(15)	(20)
Property dispositions	(5)	(2)
Foreign currency translation	(6)	(8)
Balance at December 31	$244	251

Accrued Environmental Costs
Total accrued environmental costs at December 31, 2016 and 2015, were $496 million and $485 million, respectively. The 2016 increase in total accrued environmental costs is due to new accruals, accrual adjustments and accretion exceeding payments and settlements during the year.

We had accrued environmental costs at December 31, 2016 and 2015 of $268 million and $270 million, respectively, primarily related to cleanup at domestic refineries and underground storage tanks at U.S. service stations; $178 million and $168 million, respectively, associated with nonoperator sites; and $50 million and $47 million, respectively, where the company has been named a potentially responsible party under the Federal Comprehensive Environmental Response, Compensation and Liability Act, or similar state laws. Accrued environmental liabilities will be paid over periods extending up to 30 years. Because a large portion of the accrued environmental costs were acquired in various business combinations, the obligations are recorded at a discount. Expected expenditures for acquired environmental obligations are discounted using a weighted-average 5 percent discount factor, resulting in an accrued balance for acquired environmental liabilities of $248 million at December 31, 2016. The expected future undiscounted payments related to the portion of the accrued environmental costs that have been discounted are: $25 million in 2017, $26 million in 2018, $22 million in 2019, $16 million in 2020, $15 million in 2021, and $212 million for all future years after 2021.

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

	2016		2015		2014
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Amounts Attributed to Phillips 66 Common Stockholders (millions):
Income from continuing operations attributable to Phillips 66	$1,555	1,555	4,227	4,227	4,056	4,056
Income allocated to participating securities	(6)	(5)	(6)	—	(7)	—
Income from continuing operations available to common stockholders	1,549	1,550	4,221	4,227	4,049	4,056
Discontinued operations	—	—	—	—	706	706
Net income available to common stockholders	$1,549	1,550	4,221	4,227	4,755	4,762

Weighted-average common shares outstanding (thousands):	523,250	527,531	537,602	542,355	561,859	565,902
Effect of stock-based compensation	4,281	2,535	4,753	4,622	4,043	5,602
Weighted-average common shares outstanding—EPS	527,531	530,066	542,355	546,977	565,902	571,504

Earnings Per Share of Common Stock (dollars):
Income from continuing operations attributable to Phillips 66	$2.94	2.92	7.78	7.73	7.15	7.10
Discontinued operations	—	—	—	—	1.25	1.23
Earnings Per Share	$2.94	2.92	7.78	7.73	8.40	8.33

Note 13—Debt

Long-term debt at December 31 was:

	Millions of Dollars
	2016	2015

2.95% Senior Notes due 2017	$1,500	1,500
4.30% Senior Notes due 2022	2,000	2,000
4.65% Senior Notes due 2034	1,000	1,000
5.875% Senior Notes due 2042	1,500	1,500
4.875% Senior Notes due 2044	1,500	1,500
Phillips 66 Partners 2.646% Senior Notes due 2020	300	300
Phillips 66 Partners 3.605% Senior Notes due 2025	500	500
Phillips 66 Partners 3.55% Senior Notes due 2026	500	—
Phillips 66 Partners 4.680% Senior Notes due 2045	300	300
Phillips 66 Partners 4.90% Senior Notes due 2046	625	—
Industrial Development Bonds due 2018 through 2021 at 0.57%-0.81% at year-end 2016 and 0.02%-0.05% at year-end 2015	50	50
Sweeny Cogeneration, L.P. notes due 2020 at 7.54%	—	41
Note payable to Merey Sweeny, L.P. due 2020 at 7% (related party)	68	83
Phillips 66 Partners revolving credit facility due 2021 at 1.98% at year-end 2016	210	—
Other	1	1
Debt at face value	10,054	8,775
Capitalized leases	188	208
Net unamortized discounts and debt issuance costs	(104)	(96)
Total debt	10,138	8,887
Short-term debt	(550)	(44)
Long-term debt	$9,588	8,843

Maturities of borrowings outstanding at December 31, 2016, inclusive of net unamortized discounts and debt issuance costs, for each of the years from 2017 through 2021 are $1,550 million, $43 million, $31 million, $335 million and $231 million, respectively. At December 31, 2016, we classified $1 billion of debt maturing in 2017 as long-term debt on our consolidated balance sheet, based on our ability and intent to refinance the obligation on a long-term basis, with such ability demonstrated by our revolving credit facility.

Debt Issuances
In October 2016, Phillips 66 Partners closed on a public offering of $1.125 billion aggregate principal amount of unsecured senior notes, consisting of:

•	$500 million of 3.55% Senior Notes due 2026.

•	$625 million of 4.90% Senior Notes due 2046.

In February 2015, Phillips 66 Partners closed on a public offering of $1.1 billion aggregate principal amount of unsecured senior notes, consisting of:

•	$300 million of 2.646% Senior Notes due 2020.

•	$500 million of 3.605% Senior Notes due 2025.

•	$300 million of 4.680% Senior Notes due 2045.

Credit Facilities and Commercial Paper
In October 2016, Phillips 66 amended its $5 billion revolving credit facility, primarily to extend the term from December 2019 to October 2021. This facility may be used for direct bank borrowings, as support for issuances of letters of credit, or as support for our commercial paper program. The facility is with a broad syndicate of financial institutions and contains covenants that we consider usual and customary for an agreement of this type for comparable commercial borrowers, including a maximum consolidated net debt-to-capitalization ratio of 60 percent. The agreement has customary events of default, such as nonpayment of principal when due; nonpayment of interest, fees or other amounts; violation of covenants; cross-payment default and cross-acceleration (in each case, to indebtedness in excess of a threshold amount); and a change of control. Borrowings under the facility will incur interest at the London Interbank Offered Rate (LIBOR) plus a margin based on the credit rating of our senior unsecured long-term debt as determined from time to time by Standard & Poor’s Ratings Services and Moody’s Investors Service. The facility also provides for customary fees, including administrative agent fees and commitment fees. As of December 31, 2016, no amount had been directly drawn under this revolving credit agreement, while $51 million in letters of credit had been issued that were supported by it.

We have a $5 billion commercial paper program for short-term working capital needs that is supported by our revolving credit facility. Commercial paper maturities are generally limited to 90 days. As of December 31, 2016, we had no borrowings under our commercial paper program.

Phillips 66 Partners also amended its $500 million revolving credit facility in October 2016, primarily to increase borrowing capacity to $750 million and to extend the term from November 2019 to October 2021. The Phillips 66 Partners facility is with a broad syndicate of financial institutions. As of December 31, 2016, Phillips 66 Partners had $210 million outstanding under this facility.

Note 14—Guarantees

At December 31, 2016, we were liable for certain contingent obligations under various contractual arrangements as described below. We recognize a liability, at inception, for the fair value of our obligation as a guarantor for newly issued or modified guarantees. Unless the carrying amount of the liability is noted below, we have not recognized a liability either because the guarantees were issued prior to December 31, 2002, or because the fair value of the obligation is immaterial. In addition, unless otherwise stated, we are not currently performing with any significance under the guarantee and expect future performance to be either immaterial or have only a remote chance of occurrence.

Guarantees of Joint Venture Debt
In 2012, in connection with the Separation, we issued a guarantee for 100 percent of MSLP Senior Notes issued in July 1999. At December 31, 2016, the maximum potential amount of future payments to third parties under the guarantee was estimated to be $123 million, which could become payable if MSLP fails to meet its obligations under the senior notes agreement. The MSLP Senior Notes mature in 2019.

In December 2016, as part of the restructuring within DCP Midstream which occurred effective January 1, 2017, we issued a guarantee in support of DCP Midstream, LLC’s newly issued debt. At December 31, 2016, the maximum potential amount of future payments to third parties under the guarantee is estimated to be $212 million.  Payment would be required if DCP Midstream, LLC defaults on this debt obligation. DCP Midstream, LLC’s debt matures in 2019.

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

We have residual value guarantees associated with railcar and airplane leases with maximum future potential payments of $363 million. We estimated a $94 million residual value guarantee obligation for our railcars in the fourth quarter of 2016. This residual value guarantee reflects the negative impact of new safety regulations issued by the U.S. Department of Transportation on the fair value of crude-oil railcars.  The amount was based on an outside appraisal of the estimated fair value of the railcars at their lease termination dates.  Of the total $94 million residual value guarantee obligation, $28 million was recognized as expense in 2016, with $20 million of that amount related to railcars permanently taken out of service.  The remaining $66 million estimated obligation at year-end 2016 will be recognized on a straight-line basis through the applicable lease termination dates in either late-2017 or 2019.  For railcars taken out of service in 2016, we also recognized remaining executory lease costs of $12 million.

Indemnifications
Over the years, we have entered into various agreements to sell ownership interests in certain corporations, joint ventures and assets that gave rise to qualifying indemnifications. Agreements associated with these sales include indemnifications for taxes, litigation, environmental liabilities, permits and licenses, and employee claims; and real estate indemnity against tenant defaults. The provisions of these indemnifications vary greatly. The majority of these indemnifications are related to environmental issues with generally indefinite terms, and the maximum amount of future payments is generally unlimited. The carrying amount recorded for indemnifications at December 31, 2016, was $193 million. We amortize the indemnification liability over the relevant time period, if one exists, based on the facts and circumstances surrounding each type of indemnity. In cases where the indemnification term is indefinite, we will reverse the liability when we have information the liability is essentially relieved or amortize the liability over an appropriate time period as the fair value of our indemnification exposure declines. Although it is reasonably possible future payments may exceed amounts recorded, due to the nature of the indemnifications, it is not possible to make a reasonable estimate of the maximum potential amount of future payments. Included in the recorded carrying amount were $102 million of environmental accruals for known contamination that were primarily included in “Asset retirement obligations and accrued environmental costs” at December 31, 2016. For additional information about environmental liabilities, see Note 15—Contingencies and Commitments.

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

At December 31, 2016, we had performance obligations secured by letters of credit and bank guarantees of $541 million (of which $51 million was issued under the provisions of our revolving credit facility, and the remainder was issued as direct bank letters of credit and bank guarantees) related to various purchase and other commitments incident to the ordinary conduct of business.

Long-Term Throughput Agreements and Take-or-Pay Agreements
We have certain throughput agreements and take-or-pay agreements in support of third-party financing arrangements. The agreements typically provide for crude oil transportation to be used in the ordinary course of our business. The aggregate amounts of estimated payments under these various agreements are $319 million annually for each of the years from 2017 through 2021 and $2,902 million in the aggregate for years 2022 and thereafter. Total payments under the agreements were $325 million in 2016, $328 million in 2015 and $331 million in 2014.

Note 16—Derivatives and Financial Instruments

Derivative Instruments
We use financial and commodity-based derivative contracts to manage exposures to fluctuations in interest rates, foreign currency exchange rates and commodity prices or to capture market opportunities. Because we have not used cash-flow hedge accounting for commodity derivative contracts, all gains and losses, realized or unrealized, from commodity derivative contracts have been recognized in the consolidated statement of income. Gains and losses from derivative contracts held for trading not directly related to our physical business, whether realized or unrealized, have been reported net in “Other income” on our consolidated statement of income. Cash flows from all our derivative activity for the periods presented appear in the operating section of the consolidated statement of cash flows.

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

The following table indicates the balance sheet line items that include the fair values of commodity derivative assets and liabilities. The balances in the following table are presented on a gross basis, before the effects of counterparty and collateral netting. However, we have elected to present our commodity derivative assets and liabilities with the same counterparty on a net basis on the balance sheet when the right of setoff exists. For information on the impact of counterparty netting and collateral netting, and reconciliation of the balances presented below to the balance sheet, see Note 17—Fair Value Measurements.

	Millions of Dollars
	2016	2015
Assets
Prepaid expenses and other current assets	$741	2,607
Other assets	5	5
Liabilities
Other accruals	766	2,425
Other liabilities and deferred credits	2	5
Hedge accounting has not been used for any item in the table.

The gains (losses) incurred from commodity derivatives, and the line items where they appear on our consolidated statement of income, were:

	Millions of Dollars
	2016	2015	2014

Sales and other operating revenues	$(451)	162	658
Equity in earnings of affiliates	—	—	66
Other income	29	58	20
Purchased crude oil and products	(62)	121	136
Hedge accounting has not been used for any item in the table.

The following table summarizes our material net exposures resulting from outstanding commodity derivative contracts. These financial and physical derivative contracts are primarily used to manage price exposure on our underlying operations. The underlying exposures may be from non-derivative positions such as inventory volumes. Financial derivative contracts may also offset physical derivative contracts, such as forward sales contracts. The percentage of our derivative contract volumes expiring within the next 12 months was at least 98 percent at December 31, 2016 and 2015.

	Open Position Long / (Short)
	2016	2015
Commodity
Crude oil, refined products and NGL (millions of barrels)	(18)	(17)

Interest-Rate Derivative Contracts—During the first quarter of 2016, we entered into interest-rate swaps to hedge the variability of anticipated lease payments on our new headquarters. These monthly lease payments will vary based on monthly changes in the one-month LIBOR and changes, if any, in the Company’s credit rating over the five-year term of the lease. The pay-fixed, receive-floating interest rate swaps have an aggregate notional value of $650 million and end on April 25, 2021. They qualify for and are designated as cash-flow hedges.

At December 31, 2016, the aggregate net fair value of these swaps, which is included in the “Other accruals” and “Other assets” lines of our consolidated balance sheet, amounted to $8 million.

We report the effective portion of the mark-to-market gain or loss on our interest rate swaps designated and qualifying as a cash flow hedging instrument as a component of other comprehensive income/loss and reclassify such gains and losses into earnings in the same period during which the hedged forecasted transaction affects earnings. Gains and losses due to ineffectiveness are recognized in general and administrative expenses. During the year ended December 31, 2016, we did not recognize any material hedge ineffectiveness gain or loss in the consolidated income statement. Net realized loss from settlements of the swaps during the year ended December 31, 2016, was immaterial.

We estimate that pre-tax losses of $3 million will be reclassified from accumulated other comprehensive income/loss into general and administrative expenses during the next twelve months as the hedged transaction settles; however, the actual amounts that will be reclassified will vary based on changes in interest rates throughout the year 2017.

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

The aggregate fair values of all derivative instruments with such credit-risk-related contingent features that were in a liability position were not material at December 31, 2016 or 2015.

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

•	Interest-rate swaps: We determine fair value based upon observed market valuations for interest-rate swaps that have notionals, durations, and pay and reset frequencies similar to ours.

•	Futures: Fair values are based on quoted market prices obtained from the New York Mercantile Exchange, the Intercontinental Exchange, or other traded exchanges.

•	Forward-exchange contracts: Fair value is estimated by comparing the contract rate to the forward rate in effect at the end of the reporting period, which approximates the exit price at that date.

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

We classify the fair value of an asset or liability based on the lowest level of input significant to its measurement; however, the fair value of an asset or liability initially reported as Level 3 will be subsequently reported as Level 2 if the unobservable inputs become inconsequential to its measurement or corroborating market data becomes available. Conversely, an asset or liability initially reported as Level 2 will be subsequently reported as Level 3 if corroborating market data becomes unavailable. For the year ended December 31, 2016, derivative assets with an aggregate value of $201 million and derivative liabilities with an aggregate value of $156 million were transferred into Level 1, as measured from the beginning of the reporting period. The measurements were reclassified within the fair value hierarchy due to the availability of unadjusted quoted prices from an active market.

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

The carrying values and fair values by hierarchy of our material financial instruments and commodity forward contracts, either carried or disclosed at fair value, including any effects of netting derivative assets with liabilities and netting collateral due to right of setoff or master netting agreements, were:

	Millions of Dollars
	December 31, 2016
	Fair Value Hierarchy			Total Fair Value of Gross Assets & Liabilities	Effect of Counterparty Netting	Effect of Collateral Netting	Difference in Carrying Value and Fair Value	Net Carrying Value Presented on the Balance Sheet
	Level 1	Level 2	Level 3
Commodity Derivative Assets
Exchange-cleared instruments	$273	371	—	644	(628)	—	—	16
OTC instruments	—	6	—	6	(1)	—	—	5
Physical forward contracts*	—	94	2	96	—	—	—	96
Interest-rate derivatives	—	8	—	8	—	—	—	8
Rabbi trust assets	97	—	—	97	N/A	N/A	—	97
	$370	479	2	851	(629)	—	—	222

Commodity Derivative Liabilities
Exchange-cleared instruments	$249	452	—	701	(628)	(73)	—	—
OTC instruments	—	1	—	1	(1)	—	—	—
Physical forward contracts*	—	61	5	66	—	—	—	66
Floating-rate debt	50	210	—	260	N/A	N/A	—	260
Fixed-rate debt, excluding capital leases**	—	10,260	—	10,260	N/A	N/A	(570)	9,690
	$299	10,984	5	11,288	(629)	(73)	(570)	10,016
*Physical forward contracts may have a larger value on the balance sheet than disclosed in the fair value hierarchy when the remaining contract term at the reporting date is greater than 12 months and the short-term portion is an asset while the long-term portion is a liability, or vice versa.
**We carry fixed-rate debt on the balance sheet at amortized cost.

	Millions of Dollars
	December 31, 2015
	Fair Value Hierarchy			Total Fair Value of Gross Assets & Liabilities	Effect of Counterparty Netting	Effect of Collateral Netting	Difference in Carrying Value and Fair Value	Net Carrying Value Presented on the Balance Sheet
	Level 1	Level 2	Level 3
Commodity Derivative Assets
Exchange-cleared instruments	$1,851	703	—	2,554	(2,389)	(100)	—	65
OTC instruments	—	13	—	13	(12)	—	—	1
Physical forward contracts*	3	40	2	45	—	—	—	45
Rabbi trust assets	83	—	—	83	N/A	N/A	—	83
	$1,937	756	2	2,695	(2,401)	(100)	—	194

Commodity Derivative Liabilities
Exchange-cleared instruments	$1,745	646	—	2,391	(2,389)	—	—	2
OTC instruments	—	17	—	17	(12)	—	—	5
Physical forward contracts*	—	22	—	22	—	—	—	22
Floating-rate debt	50	—	—	50	N/A	N/A	—	50
Fixed-rate debt, excluding capital leases**	—	8,434	—	8,434	N/A	N/A	195	8,629
	$1,795	9,119	—	10,914	(2,401)	—	195	8,708
*Physical forward contracts may have a larger value on the balance sheet than disclosed in the fair value hierarchy when the remaining contract term at the reporting date is greater than 12 months and the short-term portion is an asset while the long-term portion is a liability, or vice versa.
**We carry fixed-rate debt on the balance sheet at amortized cost.

At December 31, 2016 and 2015, there were no material cash collateral received or paid that were not offset on the balance sheet.

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

Nonrecurring Fair Value Remeasurements
During the years ended December 31, 2016 and 2015, there were no material nonrecurring fair value remeasurements of assets subsequent to their initial recognition.

Note 18—Equity

Preferred Stock
We have 500 million shares of preferred stock authorized, with a par value of $0.01 per share. No shares of preferred stock were outstanding as of December 31, 2016 or 2015.

Treasury Stock
Since July 2012, our Board of Directors has, at various times, authorized repurchases of our outstanding common stock which aggregate to a total authorization of up to $9 billion. The share repurchases are expected to be funded primarily through available cash. The shares will be repurchased from time to time in the open market at the company’s discretion, subject to market conditions and other factors, and in accordance with applicable regulatory requirements. We are not obligated to acquire any particular amount of common stock and may commence, suspend or discontinue purchases at any time or from time to time without prior notice. Since the inception of our share repurchases in 2012, through December 31, 2016, we have repurchased a total of 105,404,649 shares at a cost of $7.4 billion. Shares of stock repurchased are held as treasury shares.

In 2014 we completed the exchange of our flow improvers business for shares of Phillips 66 common stock owned by the other party to the transaction. We received 17,422,615 shares of our common stock with a fair value at the time of the exchange of $1.35 billion.

Common Stock Dividends
On February 8, 2017, our Board of Directors declared a quarterly cash dividend of $0.63 per common share, payable March 1, 2017, to holders of record at the close of business on February 21, 2017.

Noncontrolling Interests
See Note 27—Phillips 66 Partners LP for information on Phillips 66 Partners issuances of common units to the public during 2016.

Note 19—Leases

We lease ocean transport vessels, tugboats, barges, pipelines, railcars, service station sites, computers, office buildings, corporate aircraft, land and other facilities and equipment. Certain leases include escalation clauses for adjusting rental payments to reflect changes in price indices, as well as renewal options and/or options to purchase the leased property. There are no significant restrictions imposed on us by the leasing agreements with regard to dividends, asset dispositions or borrowing ability. Our capital lease obligations relate primarily to the lease of an oil terminal in the United Kingdom. The lease obligation is subject to foreign currency translation adjustments each reporting period. The total net PP&E recorded for capital leases was $208 million and $231 million at December 31, 2016 and 2015, respectively.

Future minimum lease payments as of December 31, 2016, for operating and capital lease obligations were:

	Millions of Dollars
	Capital Lease Obligations	Operating Lease Obligations

2017	$26	404
2018	19	362
2019	18	276
2020	14	200
2021	14	85
Remaining years	150	229
Total	241	1,556
Less: income from subleases	—	60
Net minimum lease payments	$241	1,496
Less: amount representing interest	53
Capital lease obligations	$188

Operating lease rental expense for the years ended December 31 was:

	Millions of Dollars
	2016	2015	2014

Minimum rentals	$641	641	570
Contingent rentals	6	6	8
Less: sublease rental income	95	136	135
	$552	511	443

Note 20—Employee Benefit Plans

Pension and Postretirement Plans
The following table provides a reconciliation of the projected benefit obligations and plan assets for our pension plans and accumulated benefit obligations for our other postretirement benefit plans:

	Millions of Dollars
	Pension Benefits				Other Benefits
	2016		2015		2016	2015
	U.S.	Int’l.	U.S.	Int’l.
Change in Benefit Obligation
Benefit obligation at January 1	$2,791	912	2,895	941	219	203
Service cost	127	32	124	38	7	7
Interest cost	116	28	109	28	8	7
Plan participant contributions	—	3	—	3	2	1
Actuarial loss (gain)	62	237	(25)	(10)	(6)	13
Benefits paid	(215)	(19)	(312)	(20)	(13)	(12)
Curtailment gain	—	(31)	—	—	—	—
Acquisition of a business	—	—	—	—	8	—
Foreign currency exchange rate change	—	(107)	—	(68)	—	—
Benefit obligation at December 31	$2,881	1,055	2,791	912	225	219

Change in Fair Value of Plan Assets
Fair value of plan assets at January 1	$2,023	742	2,124	724	—	—
Actual return on plan assets	136	148	(10)	18	—	—
Company contributions	330	40	221	63	11	11
Plan participant contributions	—	3	—	3	2	1
Benefits paid	(215)	(19)	(312)	(20)	(13)	(12)
Foreign currency exchange rate change	—	(118)	—	(46)	—	—
Fair value of plan assets at December 31	$2,274	796	2,023	742	—	—

Funded Status at December 31	$(607)	(259)	(768)	(170)	(225)	(219)

Amounts recognized in the consolidated balance sheet for our pension and other postretirement benefit plans at December 31, 2016 and 2015, include:

	Millions of Dollars
	Pension Benefits				Other Benefits
	2016		2015		2016	2015
	U.S.	Int’l.	U.S.	Int’l.
Amounts Recognized in the Consolidated Balance Sheet at December 31
Noncurrent assets	$—	—	—	20	—	—
Current liabilities	(10)	—	(10)	—	(10)	(10)
Noncurrent liabilities	(597)	(259)	(758)	(190)	(215)	(209)
Total recognized	$(607)	(259)	(768)	(170)	(225)	(219)

Included in accumulated other comprehensive income/loss at December 31 were the following before-tax amounts that had not been recognized in net periodic benefit cost:

	Millions of Dollars
	Pension Benefits				Other Benefits
	2016		2015		2016	2015
	U.S.	Int’l.	U.S.	Int’l.

Unrecognized net actuarial loss (gain)	$684	227	710	143	(5)	2
Unrecognized prior service cost (credit)	3	(5)	6	(7)	(9)	(10)

	Millions of Dollars
	Pension Benefits				Other Benefits
	2016		2015		2016	2015
	U.S.	Int’l.	U.S.	Int’l.
Sources of Change in Other Comprehensive Income/Loss
Net gain (loss) arising during the period	$(54)	(129)	(124)	7	7	(14)
Curtailment gain	—	31	—	—	—	—
Amortization of (gain) loss and settlements included in income	80	14	155	15	—	(1)
Net change during the period	$26	(84)	31	22	7	(15)

Prior service cost arising during the period	$—	—	—	—	—	—
Amortization of prior service cost (credit) included in income	3	(1)	3	(1)	(1)	(2)
Net change during the period	$3	(1)	3	(1)	(1)	(2)

The accumulated benefit obligations for all U.S. and international pensions plans were $2,601 million and $880 million, respectively at December 31, 2016, and $2,485 million and $712 million, respectively, at December 31, 2015.

Information for U.S. and international pension plans with an accumulated benefit obligation in excess of plan assets at December 31 were:

	Millions of Dollars
	Pension Benefits
	2016		2015
	U.S.	Int’l.	U.S.	Int’l.

Projected benefit obligations	$2,881	1,055	2,791	351
Accumulated benefit obligations	2,601	880	2,485	303
Fair value of plan assets	2,274	796	2,023	160

Components of net periodic benefit cost for all defined benefit plans are presented in the table below:

	Millions of Dollars
	Pension Benefits						Other Benefits
	2016		2015		2014		2016	2015	2014
	U.S.	Int’l.	U.S.	Int’l.	U.S.	Int’l.
Components of Net Periodic Benefit Cost
Service cost	$127	32	124	38	121	38	7	7	7
Interest cost	116	28	109	28	108	35	8	7	8
Expected return on plan assets	(128)	(38)	(138)	(37)	(142)	(37)	—	—	—
Amortization of prior service cost (credit)	3	(1)	3	(1)	3	(2)	(1)	(2)	(1)
Recognized net actuarial loss (gain)	72	14	75	15	40	12	—	(1)	(2)
Settlements	8	—	80	—	—	—	—	—	—
Total net periodic benefit cost	$198	35	253	43	130	46	14	11	12

In determining net periodic benefit cost, we amortize prior service costs on a straight-line basis over the average remaining service period of employees expected to receive benefits under the plan. For net actuarial gains and losses, we amortize 10 percent of the unamortized balance each year. The amount subject to amortization is determined on a plan-by-plan basis. Amounts included in accumulated other comprehensive income at December 31, 2016, that are expected to be amortized into net periodic benefit cost during 2017 are provided below:

	Millions of Dollars
	Pension Benefits		Other Benefits
	U.S.	Int’l.

Unrecognized net actuarial loss	$70	23	—
Unrecognized prior service cost (credit)	3	(1)	(1)

The following weighted-average assumptions were used to determine benefit obligations and net periodic benefit costs for years ended December 31:

	Pension Benefits				Other Benefits
	2016		2015		2016	2015
	U.S.	Int’l.	U.S.	Int’l.
Assumptions Used to Determine Benefit Obligations:
Discount rate	3.95%	2.42	4.35	3.35	3.65	4.00
Rate of compensation increase	4.00	3.78	4.00	3.65	—	—

Assumptions Used to Determine Net Periodic Benefit Cost:
Discount rate	4.35%	3.35	3.90	3.10	4.00	3.70
Expected return on plan assets	6.75	5.31	7.00	5.15	—	—
Rate of compensation increase	4.00	3.65	4.00	3.20	—	—

For both U.S. and international pension plans, the overall expected long-term rate of return is developed from the expected future return of each asset class, weighted by the expected allocation of pension assets to that asset class. We rely on a variety of independent market forecasts in developing the expected rate of return for each class of assets.

Our other postretirement benefit plans for health insurance are contributory. Effective December 31, 2012, we terminated the subsidy for retiree medical plans. Since January 1, 2013, eligible employees have been able to utilize notional amounts credited to an account during their period of service with the company to pay all, or a portion, of their cost to participate in postretirement health insurance through the company. In general, employees hired after December 31, 2012, will not receive credits to an account, but will have unsubsidized access to health insurance through the plan. The cost of health insurance will be adjusted annually by the company’s actuary to reflect actual experience and expected health care cost trends. The measurement of the accumulated benefit obligation assumes a health care cost trend rate of 6.50 percent in 2017 that declines to 5.00 percent by 2023. A one percentage-point change in the assumed health care cost trend rate would be immaterial to Phillips 66.

Plan Assets
The investment strategy for managing pension plan assets is to seek a reasonable rate of return relative to an appropriate level of risk and provide adequate liquidity for benefit payments and portfolio management. We follow a policy of diversifying pension plan assets across asset classes, investment managers, and individual holdings. As a result, our plan assets have no significant concentrations of credit risk. Asset classes that are considered appropriate include equities, fixed income, cash, real estate and insurance contracts. Plan fiduciaries may consider and add other asset classes to the investment program from time to time. The target allocations for plan assets are approximately 62 percent equity securities, 37 percent debt securities and 1 percent in all other types of investments. Generally, the investments in the plans are publicly traded, therefore minimizing the liquidity risk in the portfolio.

The following is a description of the valuation methodologies used for the pension plan assets.

•	Fair values of equity securities and government debt securities are based on quoted market prices.

•	Fair values of mutual funds are valued based on quoted market prices, which represent the net asset value of shares held.

•	Cash and cash equivalents are valued at cost, which approximates fair value.

•	Fair values of insurance contracts are valued at the present value of the future benefit payments owed by the insurance company to the plans’ participants.

•	Fair values of real estate investments are valued using real estate valuation techniques and other methods that include reference to third-party sources and sales comparables where available.

•
Fair values of investments in common/collective trusts are valued at net asset value (NAV) as determined by the issuer of each fund. Certain investments that are measured at fair value using the NAV value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.

The fair values of our pension plan assets at December 31, by asset class, were as follows:

	Millions of Dollars
	U.S.				International
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
2016
Equity securities	$533	—	—	533	—	—	—	—
Mutual funds	47	—	—	47	—	—	—	—
Cash and cash equivalents	21	—	—	21	5	—	—	5
Insurance contracts	—	—	—	—	—	—	13	13
Real estate	—	—	—	—	—	—	6	6
Total assets in the fair value hierarchy	601	—	—	601	5	—	19	24
Common/collective trusts measured at NAV				1,673				772
Total	$601	—	—	2,274	5	—	19	796

	Millions of Dollars
	U.S.				International
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
2015
Equity securities	$447	—	—	447	235	—	—	235
Government debt securities	—	—	—	—	144	—	—	144
Mutual funds	41	—	—	41	—	—	—	—
Cash and cash equivalents	22	—	—	22	3	—	—	3
Insurance contracts	—	—	—	—	—	—	13	13
Real estate	—	—	—	—	—	—	6	6
Total assets in the fair value hierarchy	510	—	—	510	382	—	19	401
Common/collective trusts measured at NAV				1,513				339
Other receivables				—				2
Total	$510	—	—	2,023	382	—	19	742

As reflected in the table above, Level 3 activity was not material.

Our funding policy for U.S. plans is to contribute at least the minimum required by the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code of 1986, as amended. Contributions to international plans are subject to local laws and tax regulations. Actual contribution amounts are dependent upon plan asset returns, changes in pension obligations, regulatory environments, and other economic factors. In 2017, we expect to contribute approximately $130 million to our U.S. pension plans and other postretirement benefit plans and $35 million to our international pension plans.
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid by us in the years indicated:

	Millions of Dollars
	Pension Benefits		Other Benefits
	U.S.	Int’l.

2017	$301	18	25
2018	294	20	26
2019	278	20	26
2020	272	21	24
2021	279	23	23
2022-2025	1,278	140	98

Defined Contribution Plans
Most U.S. employees are eligible to participate in the Phillips 66 Savings Plan (Savings Plan). Employees can contribute up to 75 percent of their eligible pay, subject to certain statutory limits, in the thrift feature of the Savings Plan to a choice of investment funds. Phillips 66 provides a company match of participant thrift contributions up to 5 percent of eligible pay. In addition, participants who contribute at least 1 percent to the Savings Plan are eligible for “Success Share,” a semi-annual discretionary company contribution to the Savings Plan that can range from 0 to 6 percent of eligible pay, with a target of 2 percent. The total expense related to participants in the Savings Plan was $99 million, $134 million and $112 million in 2016, 2015 and 2014, respectively.

Share-Based Compensation Plans
In accordance with the Employee Matters Agreement related to the Separation, compensation awards based on ConocoPhillips stock and granted before April 30, 2012 (the Separation Date) were converted to compensation awards based on both ConocoPhillips and Phillips 66 stock if, on the Separation Date, the awards were: (1) options outstanding and exercisable; or (2) restricted stock or restricted stock units (RSUs) awarded for completed performance periods under the ConocoPhillips Performance Share Program. Phillips 66 restricted stock, RSUs and options issued in this conversion became subject to the “Omnibus Stock and Performance Incentive Plan of Phillips 66” (the 2012 Plan) on the Separation Date, whether held by grantees working for the company or grantees that remained employees of ConocoPhillips. Some of these awards based on Phillips 66 stock and held by employees of ConocoPhillips are still outstanding and appear in the activity tables for the Stock Option and the Performance Share Programs presented later in this footnote.

In May 2013, shareholders approved the 2013 Omnibus Stock and Performance Incentive Plan of Phillips 66 (the P66 Omnibus Plan). Subsequent to this approval, all new share-based awards are granted under the P66 Omnibus Plan, which authorizes the Human Resources and Compensation Committee of our Board of Directors (the Committee) to grant stock options, stock appreciation rights, stock awards (including restricted stock and RSU awards), cash awards, and performance awards to our employees, non-employee directors and other plan participants. The number of shares that may be issued under the P66 Omnibus Plan to settle share-based awards may not exceed 45 million.

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

Total share-based compensation expense recognized in income and the associated tax benefits for the years ended December 31 were as follows:

	Millions of Dollars
	2016	2015	2014

Share-based compensation expense	$156	144	134
Tax benefit	(59)	(54)	(50)

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

The following table summarizes our stock option activity from January 1, 2016, to December 31, 2016:

				Millions of Dollars
	Options	Weighted- Average Exercise Price	Weighted-Average Grant-Date Fair Value	Aggregate Intrinsic Value

Outstanding at January 1, 2016	5,431,739	$41.27
Granted	818,100	78.86	$16.94
Forfeited	(24,465)	77.85
Exercised	(1,122,244)	30.53		$58
Expired or canceled	—	—
Outstanding at December 31, 2016	5,103,130	$49.48

Vested at December 31, 2016	4,625,221	$46.60		$185

Exercisable at December 31, 2016	3,684,109	$39.06		$175

The weighted-average remaining contractual terms of vested options and exercisable options at December 31, 2016, were 5.36 years and 4.56 years, respectively. During 2016, we received $34 million in cash and realized a tax benefit of $16 million from the exercise of options. At December 31, 2016, the remaining unrecognized compensation expense from unvested options was $5 million, which will be recognized over a weighted-average period of 21 months, the longest period being 27 months. The calculations of realized tax benefit and weighted-average periods include awards based on both Phillips 66 and ConocoPhillips stock held by Phillips 66 employees.

During 2015 and 2014, we granted options with a weighted-average grant-date fair value of $18.84 and $18.95, respectively. During 2015 and 2014, employees exercised options with an aggregate intrinsic value of $60 million and $89 million, respectively.

The following table provides the significant assumptions used to calculate the grant date fair market values of options granted over the years shown below, as calculated using the Black-Scholes-Merton option-pricing model:

	2016	2015	2014
Assumptions used
Risk-free interest rate	1.71%	1.60	1.96
Dividend yield	3.00%	3.00	3.00
Volatility factor	28.68%	34.17	34.97
Expected life (years)	7.08	6.66	6.23

After the Separation and through 2015, we calculated the volatility of options granted using a formula that adjusts the pre-Separation historical volatility of ConocoPhillips by the ratio of Phillips 66 implied market volatility on the grant date divided by the pre-Separation implied market volatility of ConocoPhillips. In 2016, we started calculating the volatility using historical Phillips 66 end-of-week closing stock prices from the Separation date.

We calculate the average period of time elapsed between grant dates and exercise dates of past grants to estimate the expected life of new option grants.

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

The following table summarizes our RSU activity from January 1, 2016, to December 31, 2016:

			Millions of Dollars
	Stock Units	Weighted-Average Grant-Date Fair Value	Total Fair Value

Outstanding at January 1, 2016	3,134,615	$60.19
Granted	955,923	78.56
Forfeited	(48,877)	75.33
Issued	(1,398,522)	51.27	$109
Outstanding at December 31, 2016	2,643,139	$71.28

Not Vested at December 31, 2016	1,656,407	$72.06

At December 31, 2016, the remaining unrecognized compensation cost from the unvested RSU awards was $48 million, which will be recognized over a weighted-average period of 21 months, the longest period being 49 months.

During 2015 and 2014, we granted RSUs with a weighted-average grant-date fair value of $74.09 and $73.28, respectively. During 2015 and 2014, we issued shares with an aggregate fair value of $107 million and $116 million, respectively, to settle RSUs.

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

For PSU awards with performance periods beginning before 2013, we recognize compensation expense beginning on the date authorized and ending on the date the PSUs are scheduled to vest; however, since these awards are authorized three years prior to the grant date, we recognize compensation expense for employees that will become eligible for retirement by or shortly after the grant date over the period beginning on the date of authorization and ending on the date of grant. Since PSU awards with performance periods beginning in 2013 or later vest on the grant date, we recognize compensation expense beginning on the date of authorization and ending on the grant date for all employees participating in the PSU grant.

We settle PSUs with performance periods beginning before 2013 by issuing one share of Phillips 66 common stock for each PSU. Recipients of these PSUs receive a quarterly cash payment of a dividend equivalent beginning on the grant date and ending on the settlement date.

We settle PSUs with performance periods beginning in 2013 or later by paying cash equal to the fair value of the PSU on the grant date, which is also the date the PSU vests. Since these PSUs vest and settle on the grant date, dividend equivalents are never paid on these awards.

The following table summarizes our PSU activity from January 1, 2016, to December 31, 2016:

			Millions of Dollars
	Performance Share Units	Weighted-Average Grant-Date Fair Value	Total Fair Value

Outstanding at January 1, 2016	3,556,826	$50.11
Granted	767,561	78.62
Forfeited	—	—
Issued	(317,329)	50.03	$26
Cash settled	(767,561)	78.62	60
Outstanding at December 31, 2016	3,239,497	$50.12

Not Vested at December 31, 2016	561,376	$52.45

At December 31, 2016, the remaining unrecognized compensation cost from unvested PSU awards held by employees of Phillips 66 was $9 million, which will be recognized over a weighted-average period of 29 months, the longest period being 10 years. The calculations of unamortized expense and weighted-average periods include awards based on both Phillips 66 and ConocoPhillips stock held by Phillips 66 employees.

During 2015 and 2014, we granted PSUs with a weighted-average grant-date fair value of $74.14 and $72.26, respectively. During 2015 and 2014, we issued shares with an aggregate fair value of $37 million and $13 million, respectively, to settle PSUs. No PSUs were cash settled in 2015 or 2014.

Note 21—Income Taxes

Income taxes charged to income were:

	Millions of Dollars
	2016	2015	2014
Income Taxes
Federal
Current	$(105)	1,128	1,661
Deferred	645	444	(378)
Foreign
Current	66	(74)	22
Deferred	(84)	42	80
State and local
Current	(24)	227	274
Deferred	49	(3)	(5)
	$547	1,764	1,654

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. Major components of deferred tax liabilities and assets at December 31 were:

	Millions of Dollars
	2016	2015
Deferred Tax Liabilities
Properties, plants and equipment, and intangibles	$4,525	4,361
Investment in joint ventures	2,442	2,292
Investment in subsidiaries	803	236
Inventory	154	176
Other	19	24
Total deferred tax liabilities	7,943	7,089
Deferred Tax Assets
Benefit plan accruals	669	751
Asset retirement obligations and accrued environmental costs	211	215
Other financial accruals and deferrals	188	175
Loss and credit carryforwards	261	227
Other	1	1
Total deferred tax assets	1,330	1,369
Less: valuation allowance	38	160
Net deferred tax assets	1,292	1,209
Net deferred tax liabilities	$6,651	5,880

The loss and credit carryforwards deferred tax assets are primarily related to a German interest deduction carryforward of $295 million, an alternative minimum tax credit of $59 million and a foreign tax credit of $89 million. The German interest deduction carryforward and the alternative minimum tax credit may be carried forward indefinitely.  The foreign tax credit expires in 2026.

Valuation allowances have been established to reduce deferred tax assets to an amount that will, more likely than not, be realized. During 2016, valuation allowances decreased by a total of $122 million. This decrease was primarily attributable to the reversal of valuation allowances related to interest deduction carryforwards in Germany and the sale of the Whitegate Refinery. During 2016, certain German intercompany loans were refinanced at lower interest rates. As a result of reduced interest rates, as well as increased earnings (current and forecasted), the likelihood of realizing approximately $68 million in tax benefits associated with interest deduction carryforwards is now considered more likely than not. The sale of the Whitegate Refinery resulted in the elimination of a net deferred tax asset and corresponding valuation allowance of approximately $45 million. Based on our historical taxable income, expectations for the future, and available tax-planning strategies, management expects the remaining net deferred tax assets will be realized as offsets to reversing deferred tax liabilities and the tax consequences of future taxable income.

As of December 31, 2016, we had undistributed earnings related to foreign subsidiaries and foreign corporate joint ventures of approximately $3 billion for which deferred income taxes have not been provided. We plan to reinvest these earnings for the foreseeable future. If these amounts were distributed to the United States, we would be subject to additional U.S. income taxes. Determination of the amount of unrecognized deferred income tax liability is not practicable due to the number of unknown variables inherent in the calculation.

As a result of the Separation and pursuant to the Tax Sharing Agreement with ConocoPhillips, the unrecognized tax benefits related to our operations for which ConocoPhillips was the taxpayer remain the responsibility of ConocoPhillips, and we have indemnified ConocoPhillips for such amounts. Those unrecognized tax benefits are included in the following table which shows a reconciliation of the beginning and ending unrecognized tax benefits.

	Millions of Dollars
	2016	2015	2014

Balance at January 1	$82	142	202
Additions based on tax positions related to the current year	—	—	13
Additions for tax positions of prior years	5	6	14
Reductions for tax positions of prior years	(17)	(17)	(68)
Settlements	—	(49)	(19)
Lapse of statute	—	—	—
Balance at December 31	$70	82	142

Included in the balance of unrecognized tax benefits for 2016, 2015 and 2014 were $13 million, $34 million and $98 million, respectively, which, if recognized, would affect our effective tax rate. With respect to various unrecognized tax benefits and the related accrued liability, approximately $32 million may be recognized or paid within the next twelve months due to completion of audits.

At December 31, 2016, 2015 and 2014, accrued liabilities for interest and penalties totaled $12 million, $19 million and $16 million, respectively, net of accrued income taxes. As a result of reversing certain of these accruals, earnings increased by $7 million and $3 million in 2016 and 2015, respectively. Neither interest nor penalties had an impact on earnings in 2014.

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

The amounts of U.S. and foreign income (loss) before income taxes, with a reconciliation of tax at the federal statutory rate with the provision for income taxes, were:

	Millions of Dollars			Percent of Pre-tax Income
	2016	2015	2014	2016	2015	2014
Income from continuing operations before income taxes
United States	$1,713	4,983	5,121	78.2%	82.4	89.1
Foreign	478	1,061	624	21.8	17.6	10.9
	$2,191	6,044	5,745	100.0%	100.0	100.0

Federal statutory income tax	$767	2,115	2,011	35.0%	35.0	35.0
Goodwill allocated to assets sold	—	41	18	—	0.7	0.3
Sale of foreign subsidiaries	—	(125)	(293)	—	(2.1)	(5.1)
Foreign rate differential	(152)	(239)	(184)	(6.9)	(3.9)	(3.2)
German tax legislation	—	(103)	—	—	(1.7)	—
Change in valuation allowance	(81)	(17)	(14)	(3.7)	(0.2)	(0.2)
Federal manufacturing deduction	—	(77)	(81)	—	(1.3)	(1.4)
State income tax, net of federal benefit	12	150	180	0.6	2.5	3.1
Other	1	19	17	—	0.2	0.3
	$547	1,764	1,654	25.0%	29.2	28.8
Included in the line item “Sale of foreign subsidiaries” is a $224 million tax benefit attributable to the realization of excess tax basis during the fourth quarter of 2014 resulting from the sale of MRC and a $72 million benefit realized in 2015 attributable to the nontaxable gain from the sale of ICHP.

Income tax expenses of $150 million in 2016, and income tax benefits of $34 million and $37 million, for the years 2015 and 2014, respectively, are reflected in the “Capital in Excess of Par” column of the consolidated statement of equity.

Note 22—Accumulated Other Comprehensive Income (Loss)

Changes in the balances of each component of accumulated other comprehensive income (loss) were as follows:

	Millions of Dollars
	Defined Benefit Plans	Foreign Currency Translation	Hedging	Accumulated Other Comprehensive Income (Loss)

December 31, 2013	$(404)	443	(2)	37
Other comprehensive income (loss) before reclassification	(330)	(276)	—	(606)
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of defined benefit plan items*
Actuarial losses	38	—	—	38
Net current period other comprehensive loss	(292)	(276)	—	(568)
December 31, 2014	(696)	167	(2)	(531)
Other comprehensive income (loss) before reclassifications	(78)	(156)	—	(234)
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of defined benefit plan items*
Actuarial losses and settlements	112	—	—	112
Net current period other comprehensive income (loss)	34	(156)	—	(122)
December 31, 2015	(662)	11	(2)	(653)
Other comprehensive income (loss) before reclassifications	(112)	(296)	5	(403)
Amounts reclassified from accumulated other comprehensive income (loss)
Amortization of defined benefit plan items*
Actuarial losses and settlements	61	—	—	61
Net current period other comprehensive income (loss)	(51)	(296)	5	(342)
December 31, 2016	$(713)	(285)	3	(995)
*Included in the computation of net periodic benefit cost. See Note 20—Employee Benefit Plans, for additional information.

Note 23—Cash Flow Information

	Millions of Dollars
	2016	2015	2014
Cash Payments (Receipts)
Interest	$311	275	238
Income taxes*	(375)	1,560	2,185
*2016 reflects a net cash refund position; cash payments for income taxes were $385 million.

PSPI Noncash Stock Exchange
As discussed more fully in Note 6—Assets Held for Sale or Sold, in 2014, we completed the exchange of our flow improvers business for shares of Phillips 66 common stock owned by the other party to the transaction. The noncash portion of the net assets surrendered by us in the exchange was $204 million, and we received approximately 17.4 million shares of our common stock, with a fair value at the time of the exchange of $1.35 billion.

Note 24—Other Financial Information

	Millions of Dollars
	2016	2015	2014
Interest and Debt Expense
Incurred
Debt	$402	389	265
Other	17	27	22
	419	416	287
Capitalized	(81)	(106)	(20)
Expensed	$338	310	267

Other Income
Interest income	$18	27	21
Other, net*	56	91	99
	$74	118	120
*Includes derivatives-related activities.

Research and Development Expenditures—expensed	$60	65	62

Advertising Expenses	$80	73	70

Foreign Currency Transaction (Gains) Losses—after-tax
Midstream	$—	—	—
Chemicals	—	—	—
Refining	(10)	34	6
Marketing and Specialties	1	4	8
Corporate and Other	(2)	—	—
	$(11)	38	14

Note 25—Related Party Transactions
Significant transactions with related parties were:

	Millions of Dollars
	2016	2015	2014

Operating revenues and other income (a)	$2,174	2,452	6,514
Purchases (b)	8,109	8,142	15,647
Operating expenses and selling, general and administrative expenses (c)	125	129	133

In December 2014, we completed the sale of our interest in MRC. Accordingly, sales of crude oil to MRC and purchases of refined products from MRC are only included in the 2014 amounts in the table above.

(a)
We sold NGL and other petrochemical feedstocks, along with solvents, to CPChem, and we sold gas oil and hydrogen feedstocks to Excel Paralubes (Excel). We sold certain feedstocks and intermediate products to WRB and also acted as agent for WRB in supplying crude oil and other feedstocks for a fee. We also sold refined products to our OnCue Holdings, LLC joint venture. In addition, we charged several of our affiliates, including CPChem, for the use of common facilities, such as steam generators, waste and water treaters, and warehouse facilities.

(b)
We purchased crude oil and refined products from WRB. We also acted as agent for WRB in distributing asphalt and solvents for a fee. We purchased natural gas and NGL from DCP Midstream and CPChem, as well as other feedstocks from various affiliates, for use in our refinery and fractionation processes. We paid NGL fractionation fees to CPChem. We also paid fees to various pipeline equity companies for transporting crude oil, finished refined products and NGL. We purchased base oils and fuel products from Excel for use in our refining and specialty businesses.

(c)	We paid utility and processing fees to various affiliates.

Note 26—Segment Disclosures and Related Information

Our operating segments are:

1)
Midstream—Gathers, processes, transports and markets natural gas; and transports, stores, fractionates and markets NGL in the United States. In addition, this segment transports crude oil and other feedstocks to our refineries and other locations, delivers refined and specialty products to market, and provides terminaling and storage services for crude and petroleum products. The segment also stores, refrigerates and exports liquefied petroleum gas primarily to Asia and Europe. The Midstream segment includes our master limited partnership, Phillips 66 Partners LP, as well as our 50 percent equity investment in DCP Midstream.

2)	Chemicals—Consists of our 50 percent equity investment in CPChem, which manufactures and markets petrochemicals and plastics on a worldwide basis.

3)	Refining—Buys, sells and refines crude oil and other feedstocks at 13 refineries, mainly in the United States and Europe.

4)
Marketing and Specialties (M&S)—Purchases for resale and markets refined petroleum products (such as gasolines, distillates and aviation fuels), mainly in the United States and Europe. In addition, this segment includes the manufacturing and marketing of specialty products, as well as power generation operations.

Corporate and Other includes general corporate overhead, interest expense, our investments in new technologies and various other corporate items. Corporate assets include all cash and cash equivalents.

We evaluate segment performance based on net income attributable to Phillips 66. Intersegment sales are at prices that approximate market.

Analysis of Results by Operating Segment

	Millions of Dollars
	2016	2015	2014
Sales and Other Operating Revenues
Midstream
Total sales	$4,226	3,676	6,222
Intersegment eliminations	(1,299)	(1,034)	(1,104)
Total Midstream	2,927	2,642	5,118
Chemicals	5	5	7
Refining
Total sales	52,068	63,470	115,326
Intersegment eliminations	(34,120)	(40,317)	(68,263)
Total Refining	17,948	23,153	47,063
Marketing and Specialties
Total sales	64,476	74,591	110,540
Intersegment eliminations	(1,109)	(1,446)	(1,548)
Total Marketing and Specialties	63,367	73,145	108,992
Corporate and Other	32	30	32
Consolidated sales and other operating revenues	$84,279	98,975	161,212

Depreciation, Amortization and Impairments
Midstream	$218	128	92
Chemicals	—	—	—
Refining	770	741	850
Marketing and Specialties	107	100	97
Corporate and Other	78	116	106
Consolidated depreciation, amortization and impairments	$1,173	1,085	1,145

	Millions of Dollars
	2016	2015	2014
Equity in Earnings of Affiliates
Midstream	$184	(268)	360
Chemicals	834	1,316	1,634
Refining	164	325	311
Marketing and Specialties	232	207	162
Corporate and Other	—	(7)	(1)
Consolidated equity in earnings of affiliates	$1,414	1,573	2,466

Income Taxes from Continuing Operations
Midstream	$123	73	310
Chemicals	256	353	495
Refining	61	1,104	696
Marketing and Specialties	370	466	440
Corporate and Other	(263)	(232)	(287)
Consolidated income taxes from continuing operations	$547	1,764	1,654

Net Income Attributable to Phillips 66
Midstream	$178	13	507
Chemicals	583	962	1,137
Refining	374	2,555	1,771
Marketing and Specialties	891	1,187	1,034
Corporate and Other	(471)	(490)	(393)
Discontinued Operations	—	—	706
Consolidated net income attributable to Phillips 66	$1,555	4,227	4,762

	Millions of Dollars
	2016	2015	2014
Investments In and Advances To Affiliates
Midstream	$4,769	4,198	2,461
Chemicals	5,773	5,177	5,183
Refining	2,420	2,262	2,103
Marketing and Specialties	391	342	290
Corporate and Other	1	1	1
Consolidated investments in and advances to affiliates	$13,354	11,980	10,038

Total Assets
Midstream	$12,832	11,043	7,295
Chemicals	5,802	5,237	5,209
Refining	22,825	21,993	22,808
Marketing and Specialties	6,227	5,631	7,051
Corporate and Other	3,967	4,676	6,329
Consolidated total assets	$51,653	48,580	48,692

Capital Expenditures and Investments
Midstream	$1,453	4,457	2,173
Chemicals	—	—	—
Refining	1,149	1,069	1,038
Marketing and Specialties	98	122	439
Corporate and Other	144	116	123
Consolidated capital expenditures and investments	$2,844	5,764	3,773

Interest Income and Expense
Interest income
Midstream	$2	—	—
Marketing and Specialties	—	2	—
Corporate and Other	16	25	21
Consolidated interest income	$18	27	21

Interest and debt expense
Corporate and Other	$338	310	267

Sales and Other Operating Revenues by Product Line
Refined products	$73,385	86,249	133,625
Crude oil resales	7,594	8,993	19,832
NGL	3,107	2,998	6,447
Other	193	735	1,308
Consolidated sales and other operating revenues by product line	$84,279	98,975	161,212

Geographic Information

	Millions of Dollars
	Sales and Other Operating Revenues*			Long-Lived Assets**
	2016	2015	2014	2016	2015	2014

United States	$59,742	69,578	110,713	32,442	29,624	25,255
United Kingdom	9,895	12,120	20,131	1,177	1,459	1,469
Germany	6,128	6,584	9,424	503	502	534
Other foreign countries	8,514	10,693	20,944	87	116	126
Worldwide consolidated	$84,279	98,975	161,212	34,209	31,701	27,384
*Sales and other operating revenues are attributable to countries based on the location of the operations generating the revenues.
**Defined as net properties, plants and equipment plus investments in and advances to affiliated companies.

Note 27—Phillips 66 Partners LP

Phillips 66 Partners is a publicly traded master limited partnership formed to own, operate, develop and acquire primarily fee-based crude oil, refined petroleum product and NGL pipelines and terminals, as well as other midstream assets. Headquartered in Houston, Texas, Phillips 66 Partners’ assets currently consist of crude oil, refined petroleum products and NGL transportation, terminaling and storage systems, as well as an NGL fractionator. Phillips 66 Partners conducts its operations through both wholly owned and joint-venture operations. The majority of Phillips 66 Partners’ wholly owned assets are associated with, and integral to the operation of, nine of Phillips 66’s owned or joint-venture refineries.

2016 Activities
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

In May 2016, we contributed to Phillips 66 Partners the remaining 75 percent interest in Phillips 66 Sweeny Frac LLC and a 100 percent interest in our wholly owned subsidiary, Phillips 66 Plymouth LLC, which owned the Standish Pipeline, a refined petroleum product pipeline system extending from Phillips 66’s Ponca City Refinery in Ponca City, Oklahoma, and terminating at Phillips 66 Partners’ North Wichita Terminal in Wichita, Kansas. Total consideration for the transaction was $775 million, consisting of Phillips 66 Partners’ assumption of $675 million of notes payable to us and the issuance of common units and general partner units to us with an aggregate fair value of $100 million.

In May 2016, Phillips 66 Partners completed a public offering of 12,650,000 common units representing limited partner interests, at a price of $52.40 per unit. The net proceeds at closing were $656 million. Phillips 66 Partners used these net proceeds to repay a large portion of the notes assumed in the May 2016 transaction.

In June 2016, Phillips 66 Partners began issuing common units under a continuous offering program, which allows for the issuance of up to an aggregate of $250 million of Phillips 66 Partners’ common units, in amounts, at prices and on terms to be determined by market conditions and other factors at the time of the offerings. We refer to this as an at-the-market, or ATM, program. Through December 31, 2016, on a settlement-date basis, Phillips 66 Partners issued an aggregate of 346,152 common units under the ATM program, generating net proceeds of approximately $19 million.

In August 2016, Phillips 66 Partners completed a public offering of 6,000,000 common units representing limited partner interests, at a price of $50.22 per unit. The net proceeds at closing were $299 million. The net proceeds from the offering were used to repay the note assumed in the March 2016 transaction discussed above, as well as short-term borrowings incurred to fund Phillips 66 Partners’ acquisition of an additional interest in Explorer Pipeline Company and its contribution to a recently formed pipeline joint venture.

In October 2016, we contributed to Phillips 66 Partners certain crude oil, refined product and NGL pipeline and terminal assets supporting four of our operated refineries. Total consideration for the transaction was $1.3 billion, consisting of $1,109 million in cash and the issuance of common and general partner units to us with a fair value of $196 million. Phillips 66 Partners funded the cash portion of the transaction with proceeds from a public debt offering of unsecured senior notes of $1,125 million in the aggregate. See Note 13—Debt for additional information on the notes offering.

In November 2016, Phillips 66 Partners acquired a third-party NGL logistics system in southeast Louisiana. Consideration was financed with cash and borrowings under Phillips 66 Partners’ revolving credit facility. The system includes approximately 500 miles of pipeline and a storage cavern connecting multiple fractionation facilities, refineries and a petrochemical facility.

Ownership
At December 31, 2016, we owned a 59 percent limited partner interest and a 2 percent general partner interest in Phillips 66 Partners, while the public owned a 39 percent limited partner interest. We consolidate Phillips 66 Partners as a variable interest entity for financial reporting purposes. See Note 3—Variable Interest Entities for additional information on why we consolidate the partnership. As a result of this consolidation, the public unitholders’ ownership interest in Phillips 66 Partners is reflected as a noncontrolling interest of $1,306 million and $809 million in our consolidated balance sheet as of December 31, 2016, and 2015, respectively. Generally, drop down transactions to Phillips 66 Partners will eliminate in consolidation, except for third-party debt or equity offerings made by Phillips 66 Partners to finance such transactions. For contributions in 2016 together with the public offerings of common units and senior notes discussed above, our consolidated cash increased by $2.1 billion, consolidated debt increased by $1.1 billion and consolidated equity increased by $791 million as a result of the transactions.

Note 28—New Accounting Standards

In January 2017, the FASB issued ASU 2017-04, “Intangibles—Goodwill and Other—Simplifying the Test for Goodwill Impairment,” which eliminates Step 2 from the goodwill impairment test. Under the revised test, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Public business entities should apply the guidance in ASU No. 2017-04 for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted. We are currently evaluating the provisions of ASU No. 2017-04.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations: Clarifying the Definition of a Business,” which clarifies the definition of a business with the objective of adding guidance to assist in evaluating whether transactions should be accounted for as acquisitions of assets or businesses. The amendment provides a screen for determining when a transaction involves an acquisition of a business. If substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, then the transaction does not involve the acquisition of a business. If the screen is not met, then the amendment requires that to be considered a business, the operation must include at a minimum an input and a substantive process that together significantly contribute to the ability to create an output. The guidance may reduce the number of transactions accounted for as business acquisitions. Public business entities should apply the guidance in ASU No. 2017-01 to annual periods beginning after December 15, 2017, including interim periods within those periods, with early adoption permitted. The amendments should be applied prospectively, and no disclosures are required at the effective date. We are currently evaluating the provisions of ASU No. 2017-01.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash,” which clarifies the classification and presentation of changes in restricted cash. The amendment requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash and restricted cash equivalents. Public business entities should apply the guidance in ASU No. 2016-18 on a retrospective basis for annual periods beginning after December 15, 2017, including interim periods within those annual periods, with early adoption permitted. We do not expect the adoption of this ASU to have a material impact on our financial statements.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which clarifies the treatment of several cash flow categories. In addition, ASU No. 2016-15 clarifies that when cash receipts and cash payments have aspects of more than one class of cash flows and cannot be separated, classification will depend on the predominant source or use. Public business entities should apply the guidance in ASU No. 2016-15 on a retrospective basis for annual periods beginning after December 15, 2017, including interim periods within those annual periods, with early adoption permitted. We are currently evaluating the provisions of ASU No. 2016-15 and assessing the impact on our financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” The new standard converged guidance on recognizing revenues in contracts with customers under GAAP and International Financial Reporting Standards. This ASU is intended to improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets and expand disclosure requirements. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date.” The amendment in this ASU defers the effective date of ASU No. 2014-09 for all entities for one year. Public business entities should apply the guidance in ASU No. 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier adoption is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. Retrospective or modified retrospective application of the accounting standard is required. ASU No. 2014-09 was further amended in March 2016 by the provisions of ASU No. 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” in April 2016 by the provisions of ASU No. 2016-10, “Identifying Performance Obligations and Licensing,” in May 2016 by the provisions of ASU No. 2016-12, “Narrow-Scope Improvements and Practical Expedients,” and in December 2016 by the provisions of ASU No. 2016-20, “Technical Corrections to Topic 606, Revenue from Contracts with Customers.” As part of our assessment work-to-date, we have formed an implementation work team, completed training on the new ASU’s revenue recognition model and are continuing our contract review and documentation. Our expectation is to adopt the standard on January 1, 2018, using the modified retrospective application. In addition, we expect to present revenue net of sales-based taxes collected from our customers resulting in no impact to earnings. Sales-based taxes include excise taxes on petroleum product sales as noted on our consolidated statement of income. Our evaluation of the new ASU is ongoing, which includes understanding the impact of adoption on earnings from equity method investments.

Note 29—Condensed Consolidating Financial Information

Our $7.5 billion of outstanding Senior Notes issued by Phillips 66 are guaranteed by Phillips 66 Company, a 100-percent-owned subsidiary. Phillips 66 Company has fully and unconditionally guaranteed the payment obligations of Phillips 66 with respect to these debt securities. The following condensed consolidating financial information presents the results of operations, financial position and cash flows for:

•	Phillips 66 and Phillips 66 Company (in each case, reflecting investments in subsidiaries utilizing the equity method of accounting).

•	All other nonguarantor subsidiaries.

•	The consolidating adjustments necessary to present Phillips 66’s results on a consolidated basis.

This condensed consolidating financial information should be read in conjunction with the accompanying consolidated financial statements and notes.

	Millions of Dollars
	Year Ended December 31, 2016
Statement of Income	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Revenues and Other Income
Sales and other operating revenues	$—	58,822	25,457	—	84,279
Equity in earnings of affiliates	1,797	1,839	296	(2,518)	1,414
Net gain (loss) on dispositions	—	(9)	19	—	10
Other income	—	42	32	—	74
Intercompany revenues	—	864	9,160	(10,024)	—
Total Revenues and Other Income	1,797	61,558	34,964	(12,542)	85,777

Costs and Expenses
Purchased crude oil and products	—	48,171	24,102	(9,805)	62,468
Operating expenses	—	3,465	846	(36)	4,275
Selling, general and administrative expenses	6	1,236	406	(10)	1,638
Depreciation and amortization	—	821	347	—	1,168
Impairments	—	1	4	—	5
Taxes other than income taxes	—	5,477	8,211	—	13,688
Accretion on discounted liabilities	—	16	5	—	21
Interest and debt expense	366	21	124	(173)	338
Foreign currency transaction gains	—	—	(15)	—	(15)
Total Costs and Expenses	372	59,208	34,030	(10,024)	83,586
Income from continuing operations before income taxes	1,425	2,350	934	(2,518)	2,191
Provision (benefit) for income taxes	(130)	553	124	—	547
Income from Continuing Operations	1,555	1,797	810	(2,518)	1,644
Income from discontinued operations	—	—	—	—	—
Net income	1,555	1,797	810	(2,518)	1,644
Less: net income attributable to noncontrolling interests	—	—	89	—	89
Net Income Attributable to Phillips 66	$1,555	1,797	721	(2,518)	1,555

Comprehensive Income	$1,213	1,455	451	(1,817)	1,302

	Millions of Dollars
	Year Ended December 31, 2015
Statement of Income	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Revenues and Other Income
Sales and other operating revenues	$—	68,478	30,497	—	98,975
Equity in earnings (losses) of affiliates	4,470	2,812	(134)	(5,575)	1,573
Net gain (loss) on dispositions	—	(115)	398	—	283
Other income	—	81	37	—	118
Intercompany revenues	—	1,071	9,845	(10,916)	—
Total Revenues and Other Income	4,470	72,327	40,643	(16,491)	100,949

Costs and Expenses
Purchased crude oil and products	—	54,925	29,221	(10,747)	73,399
Operating expenses	4	3,412	917	(39)	4,294
Selling, general and administrative expenses	5	1,265	416	(16)	1,670
Depreciation and amortization	—	818	260	—	1,078
Impairments	—	4	3	—	7
Taxes other than income taxes	—	5,505	8,572	—	14,077
Accretion on discounted liabilities	—	16	5	—	21
Interest and debt expense	365	25	34	(114)	310
Foreign currency transaction losses	—	1	48	—	49
Total Costs and Expenses	374	65,971	39,476	(10,916)	94,905
Income from continuing operations before income taxes	4,096	6,356	1,167	(5,575)	6,044
Provision (benefit) for income taxes	(131)	1,886	9	—	1,764
Income from Continuing Operations	4,227	4,470	1,158	(5,575)	4,280
Income from discontinued operations	—	—	—	—	—
Net income	4,227	4,470	1,158	(5,575)	4,280
Less: net income attributable to noncontrolling interests	—	—	53	—	53
Net Income Attributable to Phillips 66	$4,227	4,470	1,105	(5,575)	4,227

Comprehensive Income	$4,105	4,348	1,032	(5,327)	4,158

	Millions of Dollars
	Year Ended December 31, 2014
Statement of Income	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Revenues and Other Income
Sales and other operating revenues	$—	109,078	52,134	—	161,212
Equity in earnings of affiliates	4,257	3,021	444	(5,256)	2,466
Net gain (loss) on dispositions	—	(46)	341	—	295
Other income	—	105	15	—	120
Intercompany revenues	—	2,411	18,772	(21,183)	—
Total Revenues and Other Income	4,257	114,569	71,706	(26,439)	164,093

Costs and Expenses
Purchased crude oil and products	—	97,783	58,984	(21,019)	135,748
Operating expenses	2	3,600	870	(37)	4,435
Selling, general and administrative expenses	6	1,224	502	(69)	1,663
Depreciation and amortization	—	761	234	—	995
Impairments	—	3	147	—	150
Taxes other than income taxes	—	5,478	9,563	(1)	15,040
Accretion on discounted liabilities	—	18	6	—	24
Interest and debt expense	286	18	20	(57)	267
Foreign currency transaction losses	—	—	26	—	26
Total Costs and Expenses	294	108,885	70,352	(21,183)	158,348
Income from continuing operations before income taxes	3,963	5,684	1,354	(5,256)	5,745
Provision (benefit) for income taxes	(103)	1,427	330	—	1,654
Income from Continuing Operations	4,066	4,257	1,024	(5,256)	4,091
Income from discontinued operations*	696	—	10	—	706
Net income	4,762	4,257	1,034	(5,256)	4,797
Less: net income attributable to noncontrolling interests	—	—	35	—	35
Net Income Attributable to Phillips 66	$4,762	4,257	999	(5,256)	4,762

Comprehensive Income	$4,194	3,689	721	(4,375)	4,229
*Net of provision for income taxes on discontinued operations:	$—	—	5	—	5

	Millions of Dollars
	At December 31, 2016
Balance Sheet	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Assets
Cash and cash equivalents	$—	854	1,857	—	2,711
Accounts and notes receivable	13	4,336	3,276	(1,228)	6,397
Inventories	—	2,198	952	—	3,150
Prepaid expenses and other current assets	2	317	103	—	422
Total Current Assets	15	7,705	6,188	(1,228)	12,680
Investments and long-term receivables	31,165	22,733	8,588	(48,952)	13,534
Net properties, plants and equipment	—	13,044	7,811	—	20,855
Goodwill	—	2,853	417	—	3,270
Intangibles	—	719	169	—	888
Other assets	15	245	168	(2)	426
Total Assets	$31,195	47,299	23,341	(50,182)	51,653

Liabilities and Equity
Accounts payable	$—	5,626	2,663	(1,228)	7,061
Short-term debt	500	30	20	—	550
Accrued income and other taxes	—	348	457	—	805
Employee benefit obligations	—	475	52	—	527
Other accruals	59	371	90	—	520
Total Current Liabilities	559	6,850	3,282	(1,228)	9,463
Long-term debt	6,920	150	2,518	—	9,588
Asset retirement obligations and accrued environmental costs	—	501	154	—	655
Deferred income taxes	—	4,391	2,354	(2)	6,743
Employee benefit obligations	—	948	268	—	1,216
Other liabilities and deferred credits	1,297	3,337	4,060	(8,431)	263
Total Liabilities	8,776	16,177	12,636	(9,661)	27,928
Common stock	10,777	25,403	10,117	(35,520)	10,777
Retained earnings	12,637	6,714	(269)	(6,474)	12,608
Accumulated other comprehensive loss	(995)	(995)	(478)	1,473	(995)
Noncontrolling interests	—	—	1,335	—	1,335
Total Liabilities and Equity	$31,195	47,299	23,341	(50,182)	51,653

	Millions of Dollars
	At December 31, 2015
Balance Sheet	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Assets
Cash and cash equivalents	$—	575	2,499	—	3,074
Accounts and notes receivable	14	3,643	2,217	(701)	5,173
Inventories	—	2,171	1,306	—	3,477
Prepaid expenses and other current assets	2	382	148	—	532
Total Current Assets	16	6,771	6,170	(701)	12,256
Investments and long-term receivables	33,315	24,068	7,395	(52,635)	12,143
Net properties, plants and equipment	—	12,651	7,070	—	19,721
Goodwill	—	3,040	235	—	3,275
Intangibles	—	726	180	—	906
Other assets	16	154	113	(4)	279
Total Assets	$33,347	47,410	21,163	(53,340)	48,580

Liabilities and Equity
Accounts payable	$—	4,015	2,341	(701)	5,655
Short-term debt	—	25	19	—	44
Accrued income and other taxes	—	320	558	—	878
Employee benefit obligations	—	528	48	—	576
Other accruals	59	240	79	—	378
Total Current Liabilities	59	5,128	3,045	(701)	7,531
Long-term debt	7,413	158	1,272	—	8,843
Asset retirement obligations and accrued environmental costs	—	496	169	—	665
Deferred income taxes	—	4,500	1,545	(4)	6,041
Employee benefit obligations	—	1,094	191	—	1,285
Other liabilities and deferred credits	2,746	2,765	3,734	(8,968)	277
Total Liabilities	10,218	14,141	9,956	(9,673)	24,642
Common stock	11,405	25,404	10,688	(36,092)	11,405
Retained earnings	12,377	8,518	(200)	(8,347)	12,348
Accumulated other comprehensive loss	(653)	(653)	(119)	772	(653)
Noncontrolling interests	—	—	838	—	838
Total Liabilities and Equity	$33,347	47,410	21,163	(53,340)	48,580

	Millions of Dollars
	Year Ended December 31, 2016
Statement of Cash Flows	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Cash Flows From Operating Activities
Net cash provided by continuing operating activities	$3,491	2,307	503	(3,338)	2,963
Net cash provided by discontinued operations	—	—	—	—	—
Net Cash Provided by Operating Activities	3,491	2,307	503	(3,338)	2,963

Cash Flows From Investing Activities
Capital expenditures and investments*	—	(1,425)	(1,457)	38	(2,844)
Proceeds from asset dispositions**	—	1,007	156	(1,007)	156
Intercompany lending activities	(1,139)	2,046	(907)	—	—
Advances/loans—related parties	—	(75)	(357)	—	(432)
Collection of advances/loans—related parties	—	—	108	—	108
Other	—	18	(164)	—	(146)
Net cash provided by (used in) continuing investing activities	(1,139)	1,571	(2,621)	(969)	(3,158)
Net cash provided by (used in) discontinued operations	—	—	—	—	—
Net Cash Provided by (Used in) Investing Activities	(1,139)	1,571	(2,621)	(969)	(3,158)

Cash Flows From Financing Activities
Issuance of debt	—	—	2,090	—	2,090
Repayment of debt	—	(26)	(807)	—	(833)
Issuance of common stock	(12)	—	—	—	(12)
Repurchase of common stock	(1,042)	—	—	—	(1,042)
Dividends paid on common stock	(1,282)	(3,604)	(783)	4,387	(1,282)
Distributions to controlling interests	—	—	1,049	(1,049)	—
Distributions to noncontrolling interests	—	—	(75)	—	(75)
Net proceeds from issuance of Phillips 66 Partners LP common units	—	—	972	—	972
Other*	(16)	31	(980)	969	4
Net cash provided by (used in) continuing financing activities	(2,352)	(3,599)	1,466	4,307	(178)
Net cash provided by (used in) discontinued operations	—	—	—	—	—
Net Cash Provided by (Used in) Financing Activities	(2,352)	(3,599)	1,466	4,307	(178)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	10	—	10

Net Change in Cash and Cash Equivalents	—	279	(642)	—	(363)
Cash and cash equivalents at beginning of period		575	2,499	—	3,074
Cash and Cash Equivalents at End of Period	$—	854	1,857	—	2,711
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

Selected Quarterly Financial Data (Unaudited)

	Millions of Dollars				Per Share of Common Stock
	Sales and Other Operating Revenues*	Income Before Income Taxes	Net Income	Net Income Attributable to Phillips 66	Net Income Attributable to Phillips 66
					Basic	Diluted
2016
First	$17,409	596	398	385	0.72	0.72
Second	21,849	720	516	496	0.94	0.93
Third	21,624	813	536	511	0.97	0.96
Fourth	23,397	62	194	163	0.31	0.31

2015
First	$22,778	1,388	997	987	1.80	1.79
Second	28,512	1,465	1,025	1,012	1.85	1.84
Third	25,792	2,359	1,592	1,578	2.92	2.90
Fourth	21,893	832	666	650	1.21	1.20
*Includes excise taxes on petroleum products sales.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. As of December 31, 2016, with the participation of management, our Chairman and Chief Executive Officer and our Executive Vice President, Finance and Chief Financial Officer carried out an evaluation, pursuant to Rule 13a-15(b) of the Act, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our Chairman and Chief Executive Officer and our Executive Vice President, Finance and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of December 31, 2016.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, in the quarterly period ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The remaining information required by Item 10 of Part III is incorporated herein by reference from our 2017 Definitive Proxy Statement.*

Item 11. EXECUTIVE COMPENSATION

The information required by Item 11 of Part III is incorporated herein by reference from our 2017 Definitive Proxy Statement.*

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Part III is incorporated herein by reference from our 2017 Definitive Proxy Statement.*

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 of Part III is incorporated herein by reference from our 2017 Definitive Proxy Statement.*

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of Part III is incorporated herein by reference from our 2017 Definitive Proxy Statement.*

_________________________
*Except for information or data specifically incorporated herein by reference under Items 10 through 14, other information and data appearing in our 2017 Definitive Proxy Statement are not deemed to be a part of this Annual Report on Form 10‑K or deemed to be filed with the Commission as a part of this report.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1.
Financial Statements and Supplementary Data
The financial statements and supplementary information listed in the Index to Financial Statements, which appears on page 66, are filed as part of this Annual Report on Form 10-K.

	2.
Financial Statement Schedules
All financial statement schedules are omitted because they are not required, not significant, not applicable, or the information is shown in the financial statements or notes thereto.

	3.	Exhibits The exhibits listed in the Index to Exhibits, which appears on pages 135 to 138, are filed as part of this Annual Report on Form 10-K.

(c)
Pursuant to Rule 3-09 of Regulation S-X, the financial statements of Chevron Phillips Chemical Company LLC as of December 31, 2016 and 2015, and for the three years ended December 31, 2016, are included as an exhibit to this Annual Report on Form 10-K.

PHILLIPS 66

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.

2.1	Separation and Distribution Agreement between ConocoPhillips and Phillips 66, dated April 26, 2012.	8-K	2.1	05/01/12	001-35349

3.1	Amended and Restated Certificate of Incorporation of Phillips 66.	8-K	3.1	05/01/12	001-35349

3.2	Amended and Restated By-Laws of Phillips 66.	8-K	3.1	02/09/17	001-35349

4.1	Indenture, dated as of March 12, 2012, among Phillips 66, as issuer, Phillips 66 Company, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee, in respect of senior debt securities of Phillips 66.	10	4.3	04/05/12	001-35349

4.2	Form of the terms of the 2.950% Senior Notes due 2017, the 4.300% Senior Notes due 2022 and the 5.875% Senior Notes due 2042, including the form of the 2.950% Senior Notes due 2017, the 4.300% Senior Notes due 2022 and the 5.875% Senior Notes due 2042.	10-K	4.2	02/22/13	001-35349

4.3	Form of the terms of the 4.650% Senior Notes due 2034 and the 4.875% Senior Notes due 2044.	8-K	4.2	11/17/14	001-35349

10.1	Credit Agreement among Phillips 66, Phillips 66 Company, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders named therein, dated as of February 22, 2012.	10	4.1	03/01/12	001-35349

10.2	First Amendment to Credit Agreement among Phillips 66, Phillips 66 Company, JPMorgan Chase Bank, N.A., and lenders named therein, dated as of June 10, 2013.	10-Q	10.1	05/01/14	001-35349

10.3	Second Amendment to Credit Agreement among Phillips 66, Phillips 66 Company, JPMorgan Chase Bank, N.A., and lenders named therein, dated as of December 10, 2014.	10-K	10.3	02/20/15	001-35349

10.4*	Third Amendment to Credit Agreement among Phillips 66, Phillips 66 Company, JPMorgan Chase Bank, N.A., and lenders named therein, dated as of October 3, 2016.

10.5	Third Amended and Restated Limited Liability Company Agreement of Chevron Phillips Chemical Company LLC, effective as of May 1, 2012.	10-Q	10.14	08/03/12	001-35349

10.6	Second Amended and Restated Limited Liability Company Agreement of Duke Energy Field Services, LLC, dated July 5, 2005, by and between ConocoPhillips Gas Company and Duke Energy Enterprises Corporation.	10	10.12	03/01/12	001-35349

10.7	First Amendment to Second Amended and Restated Limited Liability Company Agreement of Duke Energy Field Services, LLC, dated August 11, 2006, by and between ConocoPhillips Gas Company and Duke Energy Enterprises Corporation.	10	10.13	03/01/12	001-35349

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.

10.8	Second Amendment to Second Amended and Restated Limited Liability Company Agreement of DCP Midstream, LLC (formerly Duke Energy Field Services, LLC), dated February 1, 2007, by and between ConocoPhillips Gas Company, Spectra Energy DEFS Holding, LLC, and Spectra Energy DEFS Holding Corp.	10	10.14	03/01/12	001-35349

10.9	Third Amendment to Second Amended and Restated Limited Liability Company Agreement of DCP Midstream, LLC (formerly Duke Energy Field Services, LLC), dated April 30, 2009, by and between ConocoPhillips Gas Company, Spectra Energy DEFS Holding, LLC, and Spectra Energy DEFS Holding Corp.	10	10.15	03/01/12	001-35349

10.10	Fourth Amendment to Second Amended and Restated Limited Liability Company Agreement of DCP Midstream, LLC (formerly Duke Energy Field Services, LLC), dated November 9, 2010, by and between ConocoPhillips Gas Company, Spectra Energy DEFS Holding, LLC, and Spectra Energy DEFS Holding Corp.	10	10.16	03/01/12	001-35349

10.11	Fifth Amendment to July 5, 2005 Second Amended and Restated Limited Liability Company Agreement of DCP Midstream, LLC (formerly Duke Energy Field Services, LLC) dated September 9, 2014, by and between Phillips Gas Company (formerly ConocoPhillips Gas Company), Spectra Energy DEFS Holding, LLC, and Spectra Energy DEFS Holding II, LLC.	10-Q	10.1	10/30/14	001-35349

10.12	Indemnification and Release Agreement between ConocoPhillips and Phillips 66, dated April 26, 2012.	8-K	10.1	05/01/12	001-35349

10.13	Intellectual Property Assignment and License Agreement between ConocoPhillips and Phillips 66, dated April 26, 2012.	8-K	10.2	05/01/12	001-35349

10.14	Tax Sharing Agreement between ConocoPhillips and Phillips 66, dated April 26, 2012.	8-K	10.3	05/01/12	001-35349

10.15	Employee Matters Agreement between ConocoPhillips and Phillips 66, dated April 26, 2012.	8-K	10.4	05/01/12	001-35349

10.16	Amendment to the Employee Matters Agreement by and between ConocoPhillips and Phillips 66, dated April 26, 2012.	10-Q	10.1	05/02/13	001-35349

10.17	Transition Services Agreement between ConocoPhillips and Phillips 66, dated April 26, 2012.	8-K	10.5	05/01/12	001-35349

10.18	2013 Omnibus Stock and Performance Incentive Plan of Phillips 66.**	DEF14A	App. A	03/27/13	001-35349

10.19	Phillips 66 Key Employee Supplemental Retirement Plan.**	10-Q	10.15	08/03/12	001-35349

10.20	First Amendment to the Phillips 66 Key Employee Supplemental Retirement Plan.**	10-K	10.18	02/22/13	001-35349

10.21	Phillips 66 Amended and Restated Executive Severance Plan.**	10-Q	10.1	07/29/16	001-35349

10.22	Phillips 66 Deferred Compensation Plan for Non-Employee Directors.**	10-Q	10.17	08/03/12	001-35349

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.

10.23	Phillips 66 Key Employee Deferred Compensation Plan-Title I.**	10-Q	10.18	08/03/12	001-35349

10.24	Phillips 66 Key Employee Deferred Compensation Plan-Title II.**	10-Q	10.19	08/03/12	001-35349

10.25	First Amendment to the Phillips 66 Key Employee Deferred Compensation Plan Title II.**	10-K	10.24	02/22/13	001-35349

10.26	Phillips 66 Defined Contribution Make-Up Plan Title I.**	10-Q	10.20	08/03/12	001-35349

10.27	Phillips 66 Defined Contribution Make-Up Plan Title II.**	10-K	10.26	02/22/13	001-35349

10.28	Phillips 66 Key Employee Change in Control Severance Plan.**	10-K	10.27	02/22/13	001-35349

10.29	First Amendment to Phillips 66 Key Employee Change in Control Severance Plan, Effective October 2, 2015.**	8-K	10.1	11/08/13	001-35349

10.30	Annex to the Phillips 66 Nonqualified Deferred Compensation Arrangements.**	10-Q	10.23	08/03/12	001-35349

10.31	Form of Stock Option Award Agreement under the 2013 Omnibus Stock and Performance Incentive Plan of Phillips 66.**	10-K	10.29	02/22/13	001-35349

10.32	Form of Restricted Stock or Restricted Stock Unit Award Agreement under the 2013 Omnibus Stock and Performance Incentive Plan of Phillips 66.**	10-K	10.30	02/22/13	001-35349

10.33	Form of Performance Share Unit Award Agreement under the 2013 Omnibus Stock and Performance Incentive Plan of Phillips 66.**	10-K	10.31	02/22/13	001-35349

12*	Computation of Ratio of Earnings to Fixed Charges.

21*	List of Subsidiaries of Phillips 66.

23.1*	Consent of Ernst & Young LLP, independent registered public accounting firm.

23.2*	Consent of Ernst & Young LLP, independent auditors for Chevron Phillips Chemicals Company LLC.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32*	Certifications pursuant to 18 U.S.C. Section 1350.

99.1*	The financial statements of Chevron Phillips Chemical Company, LLC, pursuant to Rule 3-09 of Regulation S-X.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Schema Document.

101.CAL*	XBRL Calculation Linkbase Document.

101.LAB*	XBRL Labels Linkbase Document.

101.PRE*	XBRL Presentation Linkbase Document.

101.DEF*	XBRL Definition Linkbase Document.

*Filed herewith.
**Management contracts and compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHILLIPS 66

February 17, 2017	/s/ Greg C. Garland
Greg C. Garland Chairman of the Board of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed, as of February 17, 2017, on behalf of the registrant by the following officers in the capacity indicated and by a majority of directors.

Signature	Title

/s/ Greg C. Garland	Chairman of the Board of Directors
Greg C. Garland	and Chief Executive Officer
(Principal executive officer)

/s/ Kevin J. Mitchell	Executive Vice President, Finance
Kevin J. Mitchell	and Chief Financial Officer
(Principal financial officer)

/s/ Chukwuemeka A. Oyolu	Vice President and Controller
Chukwuemeka A. Oyolu	(Principal accounting officer)

/s/ Gary K. Adams	Director
Gary K. Adams

/s/ J. Brian Ferguson	Director
J. Brian Ferguson

/s/ William R. Loomis Jr.	Director
William R. Loomis Jr.

/s/ John E. Lowe	Director
John E. Lowe

/s/ Harold W. McGraw III	Director
Harold W. McGraw III

/s/ Denise L. Ramos	Director
Denise L. Ramos

/s/ Glenn F. Tilton	Director
Glenn F. Tilton

/s/ Victoria J. Tschinkel	Director
Victoria J. Tschinkel

/s/ Marna C. Whittington	Director
Marna C. Whittington