Form 10-Q
period 2017-03-31
Phillips 66
filed 2017-05-05
CIK 1534701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2017

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	001-35349
Phillips 66
(Exact name of registrant as specified in its charter)

Delaware	45-3779385
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2331 CityWest Blvd., Houston, Texas 77042
(Address of principal executive offices) (Zip Code)
281-293-6600
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  [X]    No  [    ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  [X]    No  [    ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [X] Accelerated filer [ ] Non-accelerated filer [ ]
Smaller reporting company [ ] Emerging growth company [ ]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [    ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [    ]    No  [X]
The registrant had 516,098,240 shares of common stock, $.01 par value, outstanding as of March 31, 2017.

PHILLIPS 66

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Consolidated Statement of Income	Phillips 66

	Millions of Dollars
	Three Months Ended March 31
	2017	2016
Revenues and Other Income
Sales and other operating revenues*	$22,894	17,409
Equity in earnings of affiliates	365	333
Net gain on dispositions	1	—
Other income	452	18
Total Revenues and Other Income	23,712	17,760

Costs and Expenses
Purchased crude oil and products	17,679	11,930
Operating expenses	1,270	1,023
Selling, general and administrative expenses	384	386
Depreciation and amortization	315	280
Impairments	2	—
Taxes other than income taxes*	3,156	3,461
Accretion on discounted liabilities	5	5
Interest and debt expense	105	86
Foreign currency transaction gains	(1)	(7)
Total Costs and Expenses	22,915	17,164
Income before income taxes	797	596
Provision for income taxes	234	198
Net Income	563	398
Less: net income attributable to noncontrolling interests	28	13
Net Income Attributable to Phillips 66	$535	385

Net Income Attributable to Phillips 66 Per Share of Common Stock (dollars)
Basic	$1.02	0.72
Diluted	1.02	0.72

Dividends Paid Per Share of Common Stock (dollars)	$0.63	0.56

Average Common Shares Outstanding (in thousands)
Basic	521,647	531,739
Diluted	524,520	534,709
* Includes excise taxes on petroleum products sales:	$3,036	3,360
See Notes to Consolidated Financial Statements.

Consolidated Statement of Comprehensive Income	Phillips 66

	Millions of Dollars
	Three Months Ended March 31
	2017	2016

Net Income	$563	398
Other comprehensive income (loss)
Defined benefit plans
Actuarial gain:
Amortization to net income of net actuarial loss and settlements	23	23
Plans sponsored by equity affiliates	3	6
Income taxes on defined benefit plans	(9)	(11)
Defined benefit plans, net of tax	17	18
Foreign currency translation adjustments	26	(15)
Income taxes on foreign currency translation adjustments	(2)	(2)
Foreign currency translation adjustments, net of tax	24	(17)
Cash flow hedges	3	(8)
Income taxes on hedging activities	(1)	3
Hedging activities, net of tax	2	(5)
Other Comprehensive Income (Loss), Net of Tax	43	(4)
Comprehensive Income	606	394
Less: comprehensive income attributable to noncontrolling interests	28	13
Comprehensive Income Attributable to Phillips 66	$578	381
See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet	Phillips 66

	Millions of Dollars
	March 31 2017	December 31 2016
Assets
Cash and cash equivalents	$1,513	2,711
Accounts and notes receivable (net of allowances of $34 million in 2017 and $34 million in 2016)	4,979	5,485
Accounts and notes receivable—related parties	711	912
Inventories	4,387	3,150
Prepaid expenses and other current assets	580	422
Total Current Assets	12,170	12,680
Investments and long-term receivables	13,359	13,534
Net properties, plants and equipment	21,240	20,855
Goodwill	3,270	3,270
Intangibles	895	888
Other assets	471	426
Total Assets	$51,405	51,653

Liabilities
Accounts payable	$5,829	6,395
Accounts payable—related parties	543	666
Short-term debt	609	550
Accrued income and other taxes	853	805
Employee benefit obligations	284	527
Other accruals	612	520
Total Current Liabilities	8,730	9,463
Long-term debt	9,601	9,588
Asset retirement obligations and accrued environmental costs	616	655
Deferred income taxes	7,254	6,743
Employee benefit obligations	1,222	1,216
Other liabilities and deferred credits	257	263
Total Liabilities	27,680	27,928

Equity
Common stock (2,500,000,000 shares authorized at $.01 par value) Issued (2017—642,459,966 shares; 2016—641,593,854 shares)
Par value	6	6
Capital in excess of par	19,569	19,559
Treasury stock (at cost: 2017—126,361,726 shares; 2016—122,827,264 shares)	(9,073)	(8,788)
Retained earnings	12,814	12,608
Accumulated other comprehensive loss	(952)	(995)
Total Stockholders’ Equity	22,364	22,390
Noncontrolling interests	1,361	1,335
Total Equity	23,725	23,725
Total Liabilities and Equity	$51,405	51,653
See Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows	Phillips 66

	Millions of Dollars
	Three Months Ended March 31
	2017	2016
Cash Flows From Operating Activities
Net income	$563	398
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	315	280
Impairments	2	—
Accretion on discounted liabilities	5	5
Deferred taxes	493	154
Undistributed equity earnings	(212)	(166)
Net gain on dispositions	(1)	—
Gain on consolidation of business	(423)	—
Other	6	51
Working capital adjustments
Decrease (increase) in accounts and notes receivable	621	524
Decrease (increase) in inventories	(1,222)	(620)
Decrease (increase) in prepaid expenses and other current assets	(91)	(310)
Increase (decrease) in accounts payable	(496)	98
Increase (decrease) in taxes and other accruals	(109)	(156)
Net Cash Provided by (Used in) Operating Activities	(549)	258

Cash Flows From Investing Activities
Capital expenditures and investments	(470)	(750)
Proceeds from asset dispositions*	9	5
Advances/loans—related parties	—	(75)
Collection of advances/loans—related parties	325	—
Restricted cash received from consolidation of business	318	—
Other	(24)	(42)
Net Cash Provided by (Used in) Investing Activities	158	(862)

Cash Flows From Financing Activities
Issuance of debt	712	50
Repayment of debt	(773)	(100)
Issuance of common stock	4	4
Repurchase of common stock	(285)	(391)
Dividends paid on common stock	(326)	(296)
Distributions to noncontrolling interests	(24)	(11)
Net proceeds from issuance of Phillips 66 Partners LP common units	40	—
Other	(34)	(39)
Net Cash Used in Financing Activities	(686)	(783)

Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	2	36

Net Change in Cash, Cash Equivalents and Restricted Cash	(1,075)	(1,351)
Cash, cash equivalents and restricted cash at beginning of period	2,711	3,074
Cash, Cash Equivalents and Restricted Cash at End of Period	$1,636	1,723
* Includes return of investments in equity affiliates.
See Notes to Consolidated Financial Statements.

Consolidated Statement of Changes in Equity	Phillips 66

	Millions of Dollars
	Attributable to Phillips 66
	Common Stock
	Par Value	Capital in Excess of Par	Treasury Stock	Retained Earnings	Accum. Other Comprehensive Income (Loss)	Noncontrolling Interests	Total

December 31, 2015	$6	19,145	(7,746)	12,348	(653)	838	23,938
Net income	—	—	—	385	—	13	398
Other comprehensive loss	—	—	—	—	(4)	—	(4)
Cash dividends paid on common stock	—	—	—	(296)	—	—	(296)
Repurchase of common stock	—	—	(391)	—	—	—	(391)
Benefit plan activity	—	8	—	(3)	—	—	5
Issuance of Phillips 66 Partners LP common units	—	(11)	—	—	—	15	4
Distributions to noncontrolling interests and other	—	—	—	—	—	(11)	(11)
March 31, 2016	$6	19,142	(8,137)	12,434	(657)	855	23,643

December 31, 2016	$6	19,559	(8,788)	12,608	(995)	1,335	23,725
Net income	—	—	—	535	—	28	563
Other comprehensive income	—	—	—	—	43	—	43
Cash dividends paid on common stock	—	—	—	(326)	—	—	(326)
Repurchase of common stock	—	—	(285)	—	—	—	(285)
Benefit plan activity	—	(1)	—	(3)	—	—	(4)
Issuance of Phillips 66 Partners LP common units	—	11	—	—	—	22	33
Distributions to noncontrolling interests and other	—	—	—	—	—	(24)	(24)
March 31, 2017	$6	19,569	(9,073)	12,814	(952)	1,361	23,725

	Shares in Thousands
	Common Stock Issued	Treasury Stock
December 31, 2015	639,336	109,926
Repurchase of common stock	—	4,899
Shares issued—share-based compensation	1,071	—
March 31, 2016	640,407	114,825

December 31, 2016	641,594	122,827
Repurchase of common stock	—	3,535
Shares issued—share-based compensation	866	—
March 31, 2017	642,460	126,362
See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements	Phillips 66

Note 1—Interim Financial Information

The interim financial information presented in the financial statements included in this report is unaudited and includes all known accruals and adjustments necessary, in the opinion of management, for a fair presentation of the consolidated financial position of Phillips 66 and its results of operations and cash flows for the periods presented. Unless otherwise specified, all such adjustments are of a normal and recurring nature. Certain notes and other information have been condensed or omitted from the interim financial statements included in this report. Therefore, these interim financial statements should be read in conjunction with the consolidated financial statements and notes included in our 2016 Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2017, are not necessarily indicative of the results to be expected for the full year. Certain prior period financial information has been recast to reflect the current year’s presentation.

Note 2—Changes in Accounting Principles

Effective January 1, 2017, we early adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2017-04, “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which eliminates Step 2 from the goodwill impairment test. Under the revised test, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. We will apply this ASU prospectively to our goodwill impairment test.

Effective January 1, 2017, we early adopted ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” The new update clarifies the classification and presentation of changes in restricted cash. The amendment requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash and restricted cash equivalents. Adoption of this ASU on a retrospective basis did not have a material impact on our financial statements. See Note 17—Restricted Cash for more information.

Effective January 1, 2017, we early adopted ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” The new update clarifies the treatment of several cash flow categories. In addition, ASU No. 2016-15 clarifies that when cash receipts and cash payments have aspects of more than one class of cash flows and cannot be separated, classification will depend on the predominant source or use. Adoption of this ASU on a retrospective basis did not have a material impact on our financial statements.

Effective January 1, 2017, we adopted ASU 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which simplifies several aspects of the accounting for share-based payment award transactions including accounting for income taxes and classification of excess tax benefits on the statement of cash flows, forfeitures and minimum statutory tax withholding requirements. Adoption of this ASU on a prospective basis did not materially impact our financial position, results of operations, or cash flows. We account for forfeitures of awards when they occur and excess tax benefits, which were previously reported in cash flows from financing, are now reported in cash flows from operating activities on a prospective basis.

Note 3—Variable Interest Entities (VIEs)

Consolidated VIEs
In 2013, we formed Phillips 66 Partners LP, a master limited partnership, to own, operate, develop and acquire primarily fee-based crude oil, refined petroleum product and natural gas liquids (NGL) pipelines and terminals, as well as other midstream assets. We consolidate Phillips 66 Partners as we determined that Phillips 66 Partners is a VIE and we are the primary beneficiary. As general partner of Phillips 66 Partners, we have the ability to control its financial interests, as well as the ability to direct the activities that most significantly impact its economic performance. See Note 21—Phillips 66 Partners LP, for additional information.

The most significant assets and liabilities of Phillips 66 Partners that are available to settle only its obligations were:

	Millions of Dollars
	March 31 2017	December 31 2016

Equity investments*	$1,176	1,142
Net properties, plants and equipment	2,669	2,675
Long-term debt	2,357	2,396
* Included in “Investments and long-term receivables” on the Phillips 66 consolidated balance sheet.

Non-consolidated VIEs
We hold variable interests in VIEs that have not been consolidated because we are not considered the primary beneficiary. Information on our significant non-consolidated VIEs follows.

Merey Sweeny, L.P. (MSLP) is a limited partnership that owns a delayed coker and related facilities at the Sweeny Refinery. Under the agreements that governed the relationships between the co-venturers in MSLP, certain defaults by Petróleos de Venezuela S.A. (PDVSA) with respect to supply of crude oil to the Sweeny Refinery triggered the right to acquire PDVSA’s 50 percent ownership interest in MSLP. The call right was exercised in August 2009. The exercise of the call right was challenged, and the dispute was arbitrated in our favor and subsequently litigated. Through February 7, 2017, we determined MSLP was a VIE and used the equity method of accounting because the call right exercise remained subject to legal challenge. As discussed more fully in Note 5—Business Combinations, the exercise of the call right ceased to be subject to legal challenge in February 2017. At that point, we no longer considered MSLP a VIE and began consolidating the entity as a wholly owned subsidiary.

We have a 25 percent ownership interest in Dakota Access, LLC (DAPL) and Energy Transfer Crude Oil Company, LLC (ETCOP), whose planned principal operations have not commenced. Until the planned principal operations have commenced, these entities do not have sufficient equity at risk to fully fund the construction of all assets required for principal operations, and thus represent VIEs. We have determined we are not the primary beneficiary because we and our co-venturer jointly direct the activities of DAPL and ETCOP that most significantly impact economic performance. We use the equity method of accounting for these investments. At March 31, 2017, our maximum exposure to loss was $1,163 million, which represents the aggregate book value of our equity investments of $538 million and our share of borrowings under the project financing facility of $625 million.

Note 4—Inventories

Inventories consisted of the following:

	Millions of Dollars
	March 31 2017	December 31 2016

Crude oil and petroleum products	$4,108	2,883
Materials and supplies	279	267
	$4,387	3,150

Inventories valued on the last-in, first-out (LIFO) basis totaled $4,003 million and $2,772 million at March 31, 2017, and December 31, 2016, respectively. The estimated excess of current replacement cost over LIFO cost of inventories amounted to approximately $3.1 billion and $3.3 billion at March 31, 2017, and December 31, 2016, respectively.

Certain planned year-to-date reductions in inventory caused liquidations of LIFO inventory values that are not expected to be replaced by the end of the year. LIFO inventory liquidations during the first three months of 2017 were immaterial and decreased net income by approximately $43 million for the comparable period in 2016.

Note 5—Business Combinations

In November 2016, Phillips 66 Partners acquired NGL logistics assets located in southeast Louisiana, consisting of approximately 500 miles of pipelines and storage caverns connecting multiple fractionation facilities, refineries and a petrochemical facility. The acquisition provided an opportunity for fee-based growth in the Louisiana market within our Midstream segment. The acquisition was included in the “Capital expenditures and investments” line of our consolidated statement of cash flows. We recorded $183 million of properties, plants and equipment (PP&E) and $3 million of goodwill in connection with the acquisition in 2016. Our acquisition accounting was finalized during the first quarter of 2017, with no change to the provisional amounts recorded in 2016.

MSLP owns a delayed coker and related facilities at the Sweeny Refinery, and its results are included in our Refining segment.  Prior to August 28, 2009, MSLP was owned 50/50 by ConocoPhillips and PDVSA.  Under the agreements that governed the relationships between the partners, certain defaults by PDVSA with respect to supply of crude oil to the Sweeny Refinery triggered the right, exercised in August 2009, to acquire its 50 percent ownership interest in MSLP for a purchase price determined by a contractual formula.  As the distributions PDVSA received from MSLP exceeded the amounts it contributed to MSLP, the contractual formula required no cash consideration for the acquisition. The exercise was challenged, and the dispute was arbitrated in our favor and subsequently litigated.  While the dispute was being arbitrated and litigated, we continued to use the equity method of accounting for our 50 percent interest in MSLP.  When the exercise of the call right ceased to be subject to legal challenge on February 7, 2017, we deemed that the acquisition was complete and began accounting for MSLP as a wholly owned consolidated subsidiary.

Based on a third-party appraisal of the fair value of MSLP’s net assets, utilizing discounted cash flows and replacement costs, the acquisition of PDVSA’s 50 percent interest resulted in our recording a pre-tax gain of $423 million in the first quarter of 2017.  This gain was included in the “Other income” line of our consolidated statement of income. The fair value of our original equity interest in MSLP immediately prior to the deemed acquisition was $145 million. As a result of the transaction, we recorded $318 million of restricted cash, $250 million of PP&E and $238 million of debt, as well as a net $93 million for the elimination of our equity investment in MSLP and net intercompany payables. Our acquisition accounting was finalized during the first quarter of 2017.

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

Note 7—Investments, Loans and Long-Term Receivables

Equity Investments
Summarized 100 percent financial information for Chevron Phillips Chemical Company LLC (CPChem) was as follows:

	Millions of Dollars
	Three Months Ended March 31
	2017	2016

Revenues	$2,539	2,031
Income before income taxes	521	476
Net income	503	459

Related Party Loans and Advances
In the first quarter of 2017, we received payment of the $250 million outstanding principal balance at December 31, 2016, of our sponsor loans to the DAPL and ETCOP joint ventures. We also received payment of the $75 million outstanding principal balance of the partner loan to WRB Refining LP (WRB). These cash inflows totaling $325 million are included in the “Collections of advances/loans—related parties” line in the investing section of the consolidated statement of cash flows.

Note 8—Properties, Plants and Equipment

Our investment in PP&E, with the associated accumulated depreciation and amortization (Accum. D&A), was:

	Millions of Dollars
	March 31, 2017			December 31, 2016
	Gross PP&E	Accum. D&A	Net PP&E	Gross PP&E	Accum. D&A	Net PP&E

Midstream	$8,305	1,642	6,663	8,179	1,579	6,600
Chemicals	—	—	—	—	—	—
Refining	21,670	8,382	13,288	21,152	8,197	12,955
Marketing and Specialties	1,466	793	673	1,451	776	675
Corporate and Other	1,218	602	616	1,207	582	625
	$32,659	11,419	21,240	31,989	11,134	20,855

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

	Three Months Ended March 31
	2017		2016
	Basic	Diluted	Basic	Diluted
Amounts attributed to Phillips 66 Common Stockholders (millions):
Net income attributable to Phillips 66	$535	535	385	385
Income allocated to participating securities	(1)	(1)	(1)	(1)
Net Income available to common stockholders	$534	534	384	384

Weighted-average common shares outstanding (thousands):	517,603	521,647	527,229	531,739
Effect of stock-based compensation	4,044	2,873	4,510	2,970
Weighted-average common shares outstanding—EPS	521,647	524,520	531,739	534,709

Earnings Per Share of Common Stock (dollars)	$1.02	1.02	0.72	0.72

Note 10—Debt

At both March 31, 2017, and December 31, 2016, we had no direct outstanding borrowings under our $5 billion revolving credit agreement, while $51 million in letters of credit had been issued that were supported by it. At March 31, 2017, $157 million was outstanding under the $750 million revolving credit agreement of Phillips 66 Partners, compared with $210 million outstanding under the facility at December 31, 2016. Accordingly, as of March 31, 2017, an aggregate $5.5 billion of total capacity was available under these facilities.

At March 31, 2017, we classified $1.05 billion of the 2.95% Senior Notes maturing in 2017 as long-term debt on our consolidated balance sheet, based on our ability and intent to refinance the obligation on a long-term basis, with such ability demonstrated by our April 2017 debt issuances discussed below.

Debt Issuances
On April 21, 2017, Phillips 66 completed a private offering of $600 million aggregate principal amount of unsecured notes consisting of:

•	$300 million of floating rate Notes due 2019.

•	$300 million of floating rate Notes due 2020.

The notes are guaranteed by Phillips 66 Company, a wholly owned subsidiary. Phillips 66 expects to use the net proceeds from the notes, together with a portion of the proceeds from $900 million of term loans received in late April 2017, to repay its outstanding 2.95% Senior Notes due 2017, for capital expenditures and for general corporate purposes.

Interest is a floating rate equal to three-month LIBOR plus 0.65% per annum for the 2019 Notes and three-month LIBOR plus 0.75% per annum for the 2020 Notes. Interest on both series of notes is payable quarterly in arrears on January 15, April 15, July 15 and October 15, commencing in July 2017. The 2019 Notes mature on April 15, 2019, and the 2020 Notes mature on April 15, 2020.

The term loans consist of a $450 million 364-day facility and a $450 million three-year facility. Interest on the term loans is a floating rate based on either the Eurodollar rate or the reference rate, plus a margin determined by our long-term credit ratings.

Note 11—Guarantees

At March 31, 2017, we were liable for certain contingent obligations under various contractual arrangements as described below. We recognize a liability, at inception, for the fair value of our obligation as a guarantor for newly issued or modified guarantees. Unless the carrying amount of the liability is noted below, we have not recognized a liability either because the guarantees were issued prior to December 31, 2002, or because the fair value of the obligation is immaterial. In addition, unless otherwise stated, we are not currently performing with any significance under the guarantee and expect future performance to be either immaterial or have only a remote chance of occurrence.

Guarantees of Joint Venture Debt
In December 2016, as part of the restructuring within DCP Midstream, LLC (DCP Midstream) which occurred effective January 1, 2017, we issued a guarantee in support of DCP Midstream’s newly issued debt. At March 31, 2017, the maximum potential amount of future payments to third parties under the guarantee is estimated to be $188 million.  Payment would be required if DCP Midstream defaults on this debt obligation. DCP Midstream’s debt matures in 2019.

Other Guarantees
In 2016, the operating lease commenced on our headquarters facility in Houston, Texas. Under this lease agreement, we have a residual value guarantee with a maximum future exposure of $554 million. The operating lease has a term of five years and provides us the option, at the end of the lease term, to request to renew the lease, purchase the facility, or assist the lessor in marketing it for resale.

We have residual value guarantees associated with railcar and airplane leases with maximum future exposures totaling $356 million. At year-end 2016, based on an outside appraisal of the railcars’ fair value at the end of their lease terms, we estimated a total residual value deficiency of $94 million and recognized $28 million as expense in 2016.  During the first quarter of 2017, we recognized an additional $12 million of the residual value deficiency.  Beginning March 31, 2017, the remaining residual value deficiency of $54 million will be recognized on a straight-line basis with approximately one-third recognized through October 2017 and two-thirds recognized through May 2019.

Indemnifications
Over the years, we have entered into various agreements to sell ownership interests in certain corporations, joint ventures and assets that gave rise to qualifying indemnifications. Agreements associated with these sales include indemnifications for taxes, litigation, environmental liabilities, permits and licenses, and employee claims; and real estate indemnity against tenant defaults. The provisions of these indemnifications vary greatly. The majority of these indemnifications are related to environmental issues with generally indefinite terms, and the maximum amount of future payments is generally unlimited. The carrying amount recorded for indemnifications at March 31, 2017, was $199 million.

We amortize the indemnification liability over the relevant time period, if one exists, based on the facts and circumstances surrounding each type of indemnity. In cases where the indemnification term is indefinite, we will reverse the liability when we have information the liability is essentially relieved or amortize the liability over an appropriate time period as the fair value of our indemnification exposure declines. Although it is reasonably possible future payments may exceed amounts recorded, due to the nature of the indemnifications, it is not possible to make a reasonable estimate of the maximum potential amount of future payments. Included in the recorded carrying amount were $109 million of environmental accruals for known contamination that were primarily included in “Asset retirement obligations and accrued environmental costs” at March 31, 2017. For additional information about environmental liabilities, see Note 12—Contingencies and Commitments.

Indemnification and Release Agreement
In 2012, following our separation from ConocoPhillips (the Separation), we entered into the Indemnification and Release Agreement. This agreement governs the treatment between ConocoPhillips and us of matters relating to indemnification, insurance, litigation responsibility and management, and litigation document sharing and cooperation arising in connection with the Separation. Generally, the agreement provides for cross-indemnities principally designed to place financial responsibility for the obligations and liabilities of our business with us and financial responsibility for the obligations and liabilities of ConocoPhillips’ business with ConocoPhillips. The agreement also establishes procedures for handling claims subject to indemnification and related matters.

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

We are currently participating in environmental assessments and cleanups at numerous federal Superfund and comparable state sites. After an assessment of environmental exposures for cleanup and other costs, we make accruals on an undiscounted basis (except those pertaining to sites acquired in a purchase business combination, which we record on a discounted basis) for planned investigation and remediation activities for sites where it is probable future costs will be incurred and these costs can be reasonably estimated. At March 31, 2017, our total environmental accrual was $511 million, compared with $496 million at December 31, 2016. We expect to incur a substantial amount of these expenditures within the next 30 years. We have not reduced these accruals for possible insurance recoveries. In the future, we may be involved in additional environmental assessments, cleanups and proceedings.

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

At March 31, 2017, we had performance obligations secured by letters of credit and bank guarantees of $602 million (of which $51 million was issued under the provisions of our revolving credit facility, and the remainder was issued as direct bank letters of credit and bank guarantees) related to various purchase and other commitments incident to the ordinary conduct of business.

Note 13—Derivatives and Financial Instruments

Derivative Instruments
We use financial and commodity-based derivative contracts to manage exposures to fluctuations in commodity prices, interest rates, foreign currency exchange rates, or to capture market opportunities. Because we do not apply hedge accounting for commodity derivative contracts, all realized or unrealized gains and losses from commodity derivative contracts are recognized in the consolidated statement of income. Gains and losses from derivative contracts held for trading not directly related to our physical business are reported net in “Other income” on our consolidated statement of income. Cash flows from all our derivative activity for the periods presented appear in the operating section of the consolidated statement of cash flows.

Purchase and sales contracts with fixed minimum notional volumes for commodities that are readily convertible to cash are recorded on the consolidated balance sheet as derivatives unless the contracts are eligible for, and we elect, the normal purchases and normal sales exception, whereby the contracts are recorded on an accrual basis. We generally apply the normal purchases and normal sales exception to eligible crude oil, refined product, NGL, natural gas and power commodity contracts to purchase or sell quantities we expect to use or sell in the normal course of business. All other derivative instruments are recorded at fair value on our consolidated balance sheet. For further information on the fair value of derivatives, see Note 14—Fair Value Measurements.

Commodity Derivative Contracts—We sell into or receive supply from the worldwide crude oil, refined products, NGL, natural gas and electric power markets, exposing our revenues, purchases, cost of operating activities, and cash flows to fluctuations in the prices for these commodities. Generally, our policy is to remain exposed to the market prices of commodities; however, we use futures, forwards, swaps and options in various markets to balance physical systems, meet customer needs, manage price exposures on specific transactions, and do a limited, immaterial amount of trading not directly related to our physical business, all of which may reduce our exposure to fluctuations in market prices. We also use the market knowledge gained from these activities to capture market opportunities such as moving physical commodities to more profitable locations, storing commodities to capture seasonal or time premiums, and blending commodities to capture quality upgrades.

The following table indicates the consolidated balance sheet line items that include the fair values of commodity derivative assets and liabilities. The balances in the following table are presented on a gross basis, before the effects of counterparty and collateral netting. However, we have elected to present our commodity derivative assets and liabilities with the same counterparty on a net basis on the consolidated balance sheet when the right of setoff exists.

	Millions of Dollars
	March 31, 2017
	Commodity Derivatives		Effect of Collateral Netting	Net Carrying Value Presented on the Balance Sheet
	Assets	Liabilities

Assets
Prepaid expenses and other current assets	$106	73	—	33
Other assets	4	1	—	3
Liabilities
Other accruals	320	364	(20)	24
Other liabilities and deferred credits	1	2	—	1
Total	$431	440	(20)	11

	Millions of Dollars
	December 31, 2016
	Commodity Derivatives		Effect of Collateral Netting	Net Carrying Value Presented on the Balance Sheet
	Assets	Liabilities

Assets
Prepaid expenses and other current assets	$267	154	—	113
Other assets	5	1	—	4
Liabilities
Other accruals	474	612	(73)	65
Other liabilities and deferred credits	—	1	—	1
Total	$746	768	(73)	51

At March 31, 2017, and December 31, 2016, there was no material cash collateral received or paid that was not offset on the consolidated balance sheet.

The gains (losses) incurred from commodity derivatives, and the line items where they appear on our consolidated statement of income, were:

	Millions of Dollars
	Three Months Ended March 31
	2017	2016

Sales and other operating revenues	$68	(86)
Other income	9	9
Purchased crude oil and products	45	(36)
Net gain (loss) from commodity derivative activity	$122	(113)

The following table summarizes our material net exposures resulting from outstanding commodity derivative contracts. These financial and physical derivative contracts are primarily used to manage price exposure on our underlying operations. The underlying exposures may be from non-derivative positions such as inventory volumes. Financial derivative contracts may also offset physical derivative contracts, such as forward sales contracts. The percentage of our derivative contract volumes expiring within the next 12 months was at least 98 percent at March 31, 2017, and December 31, 2016.

	Open Position Long/(Short)
	March 31 2017	December 31 2016
Commodity
Crude oil, refined products and NGL (millions of barrels)	(33)	(18)

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

At March 31, 2017, and December 31, 2016, the aggregate net fair value of these swaps, which is included in the “Other accruals” and “Other assets” lines of our consolidated balance sheet, amounted to $10 million and $8 million, respectively.

We report the effective portion of the mark-to-market gain or loss on our interest rate swaps designated and qualifying as a cash flow hedging instrument as a component of other comprehensive income/loss and reclassify such gains and losses into earnings in the same period during which the hedged forecasted transaction affects earnings. Gains and losses due to ineffectiveness are recognized in general and administrative expenses. We did not recognize any material hedge ineffectiveness gain or loss in the consolidated income statement for the three months ended March 31, 2017 and 2016. Net realized loss from settlements of the swaps was immaterial for the three months ended March 31, 2017 and 2016.

We estimate that pre-tax losses of $1 million will be reclassified from accumulated other comprehensive income/loss into general and administrative expenses during the next twelve months as the hedged transaction settles; however, the actual amounts that will be reclassified will vary based on changes in interest rates.

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

Our trade receivables result primarily from the sale of products from, or related to, our refinery operations and reflect a broad national and international customer base, which limits our exposure to concentrations of credit risk. The majority of these receivables have payment terms of 30 days or less. We continually monitor this exposure and the creditworthiness of the counterparties and recognize bad debt expense based on historical write-off experience or specific counterparty collectability. Generally, we do not require collateral to limit the exposure to loss; however, we will sometimes use letters of credit, prepayments, or master netting arrangements to mitigate credit risk with counterparties that both buy from and sell to us, as these agreements permit the amounts owed by us or owed to others to be offset against amounts due to us.

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

The aggregate fair values of all derivative instruments with such credit-risk-related contingent features that were in a liability position were not material at March 31, 2017, or December 31, 2016.

Note 14—Fair Value Measurements

Recurring Fair Values Measurements
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

We classify the fair value of an asset or liability based on the lowest level of input significant to its measurement; however, the fair value of an asset or liability initially reported as Level 3 will be subsequently reported as Level 2 if the unobservable inputs become inconsequential to its measurement or corroborating market data becomes available. Conversely, an asset or liability initially reported as Level 2 will be subsequently reported as Level 3 if corroborating market data becomes unavailable. For the three-month period ended March 31, 2017, derivative assets with an aggregate value of $30 million and derivative liabilities with an aggregate value of $34 million were transferred into Level 1 from Level 2, as measured from the beginning of the reporting period. The measurements were reclassified within the fair value hierarchy due to the availability of unadjusted quoted prices from an active market.

We used the following methods and assumptions to estimate the fair value of financial instruments:

•	Cash and cash equivalents—The carrying amount reported on the consolidated balance sheet approximates fair value.

•	Accounts and notes receivable—The carrying amount reported on the consolidated balance sheet approximates fair value.

•
Derivative instruments—We fair value our exchange-traded contracts based on quoted market prices obtained from the New York Mercantile Exchange, the Intercontinental Exchange, or other exchanges, and classify them as Level 1 in the fair value hierarchy. When exchange-cleared contracts lack sufficient liquidity or are valued using either adjusted exchange-provided prices or non-exchange quotes, we classify those contracts as Level 2.

OTC financial swaps and physical commodity forward purchase and sales contracts are generally valued using forward quotes provided by brokers and price index developers such as Platts and Oil Price Information Service. We corroborate these quotes with market data and classify the resulting fair values as Level 2. When forward market prices are not available, we estimate fair value using the forward price of a similar commodity, adjusted for the difference in quality or location. In certain less liquid markets or for longer-term contracts, forward prices are not as readily available. In these circumstances, OTC swaps and physical commodity purchase and sales contracts are valued using internally developed methodologies that consider historical relationships among various commodities that result in management’s best estimate of fair value. We classify these contracts as Level 3. Financial OTC and physical commodity options are valued using industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and contractual prices for the underlying instruments, as well as other relevant economic measures. The degree to which these inputs are observable in the forward markets determines whether the options are classified as Level 2 or 3. We use a mid-market pricing convention (the mid-point between bid and ask prices). When appropriate, valuations are adjusted to reflect credit considerations, generally based on available market evidence.
We determine the fair value of our interest rate swaps based upon observed market valuations for interest-rate swaps that have notionals, durations, and pay and reset frequencies similar to ours.

•
Rabbi trust assets—The deferred compensation investments are measured at fair value using unadjusted prices available from national securities exchanges; therefore, these assets are categorized as Level 1 in the fair value hierarchy.

•	Debt—The carrying amount of our floating-rate debt approximates fair value. The fair value of our fixed-rate debt is estimated based on quoted market prices.

The following tables display the fair value hierarchy for our material financial assets and liabilities either accounted for or disclosed at fair value on a recurring basis. These values are determined by treating each contract as the fundamental unit of account; therefore, derivative assets and liabilities with the same counterparty are shown on a gross basis in the hierarchy sections of these tables, before the effects of counterparty and collateral netting. These tables also show that our Level 3 activity was not material.

We have master netting agreements for all of our exchange-cleared derivative instruments, the majority of our OTC derivative instruments, and certain physical commodity forward contracts (primarily pipeline crude oil deliveries). The following tables show the impact of these contracts in the column “Effect of Counterparty Netting.”

The carrying values and fair values by hierarchy of our material financial instruments and commodity forward contracts, either carried or disclosed at fair value, including any effects of netting derivative assets with liabilities and netting collateral due to right of setoff or master netting agreements, were:

	Millions of Dollars
	March 31, 2017
	Fair Value Hierarchy			Total Fair Value of Gross Assets & Liabilities	Effect of Counterparty Netting	Effect of Collateral Netting	Difference in Carrying Value and Fair Value	Net Carrying Value Presented on the Balance Sheet
	Level 1	Level 2	Level 3
Commodity Derivative Assets
Exchange-cleared instruments	$193	219	—	412	(395)	—	—	17
OTC instruments	—	2	—	2	—	—	—	2
Physical forward contracts	—	17	—	17	—	—	—	17
Interest-rate derivatives	—	10	—	10	—	—	—	10
Rabbi trust assets	106	—	—	106	N/A	N/A	—	106
	$299	248	—	547	(395)	—	—	152

Commodity Derivative Liabilities
Exchange-cleared instruments	$182	234	—	416	(395)	(20)	—	1
OTC instruments	—	1	—	1	—	—	—	1
Physical forward contracts	—	22	1	23	—	—	—	23
Floating-rate debt	100	157	—	257	N/A	N/A	—	257
Fixed-rate debt, excluding capital leases	—	10,126	—	10,126	N/A	N/A	(366)	9,760
	$282	10,540	1	10,823	(395)	(20)	(366)	10,042

	Millions of Dollars
	December 31, 2016
	Fair Value Hierarchy			Total Fair Value of Gross Assets & Liabilities	Effect of Counterparty Netting	Effect of Collateral Netting	Difference in Carrying Value and Fair Value	Net Carrying Value Presented on the Balance Sheet
	Level 1	Level 2	Level 3
Commodity Derivative Assets
Exchange-cleared instruments	$273	371	—	644	(628)	—	—	16
OTC instruments	—	6	—	6	(1)	—	—	5
Physical forward contracts	—	94	2	96	—	—	—	96
Interest-rate derivatives	—	8	—	8	—	—	—	8
Rabbi trust assets	97	—	—	97	N/A	N/A	—	97
	$370	479	2	851	(629)	—	—	222

Commodity Derivative Liabilities
Exchange-cleared instruments	$249	452	—	701	(628)	(73)	—	—
OTC instruments	—	1	—	1	(1)	—	—	—
Physical forward contracts	—	61	5	66	—	—	—	66
Floating-rate debt	50	210	—	260	N/A	N/A	—	260
Fixed-rate debt, excluding capital leases	—	10,260	—	10,260	N/A	N/A	(570)	9,690
	$299	10,984	5	11,288	(629)	(73)	(570)	10,016

The rabbi trust assets appear on our consolidated balance sheet in the “Investments and long-term receivables” line, while the floating-rate and fixed-rate debt appear in the “Short-term debt” and “Long-term debt” lines. For information regarding the location of our commodity derivative assets and liabilities on the balance sheet, see the first table in Note 13—Derivatives and Financial Instruments.

Nonrecurring Fair Value Measurements
See Note 5—Business Combinations for remeasurement of our investment in MSLP to fair value. During the three months ended March 31, 2017 and 2016, there were no other material nonrecurring fair value remeasurements of assets subsequent to their initial recognition.

Note 15—Employee Benefit Plans

Pension and Postretirement Plans
The components of net periodic benefit cost for the three-month periods ended March 31, 2017 and 2016, were as follows:

	Millions of Dollars
	Pension Benefits				Other Benefits
	2017		2016		2017	2016
	U.S.	Int’l.	U.S.	Int’l.
Components of Net Periodic Benefit Cost
Three Months Ended March 31
Service cost	$33	8	32	9	1	2
Interest cost	27	6	29	7	2	2
Expected return on plan assets	(37)	(10)	(32)	(10)	—	—
Amortization of prior service cost	1	—	1	—	—	—
Recognized net actuarial loss	17	6	18	4	—	—
Settlements	1	—	3	—	—	—
Net periodic benefit cost	$42	10	51	10	3	4

During the first three months of 2017, we contributed $4 million to our U.S. benefit plans and $8 million to our international benefit plans. We currently expect to make additional contributions of approximately $260 million to our U.S. benefit plans and $27 million to our international benefit plans during the remainder of 2017.

Note 16—Accumulated Other Comprehensive Income (Loss)

The following table depicts changes in accumulated other comprehensive income (loss) by component, as well as detail on reclassifications out of accumulated other comprehensive income (loss):

	Millions of Dollars
	Defined Benefit Plans	Foreign Currency Translation	Hedging	Accumulated Other Comprehensive Income (Loss)

December 31, 2015	$(662)	11	(2)	(653)
Other comprehensive income (loss) before reclassifications	4	(17)	(5)	(18)
Amounts reclassified from accumulated other comprehensive income (loss)*
Amortization of defined benefit plan items**
Actuarial losses and settlements	14	—	—	14
Net current period other comprehensive income (loss)	18	(17)	(5)	(4)
March 31, 2016	$(644)	(6)	(7)	(657)

December 31, 2016	$(713)	(285)	3	(995)
Other comprehensive income before reclassifications	2	24	2	28
Amounts reclassified from accumulated other comprehensive income (loss)*
Amortization of defined benefit plan items**
Actuarial losses and settlements	15	—	—	15
Net current period other comprehensive income	17	24	2	43
March 31, 2017	$(696)	(261)	5	(952)
* There were no significant reclassifications related to foreign currency translation or hedging.
** These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit cost (see Note 15—Employee Benefit Plans, for additional information).

Note 17— Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash as shown in the consolidated statement of cash flows to the amounts reflected in the consolidated balance sheet.

	Millions of Dollars
	March 31 2017	December 31 2016

Cash and cash equivalents	$1,513	2,711
Restricted cash included in:
Prepaid expenses and other current assets	69	—
Other assets	54	—
Cash, cash equivalents and restricted cash	$1,636	2,711

Restricted cash in prepaid expenses and other current assets represents amounts set aside in accordance with a lender’s agreement for payment of MSLP’s operating expenditures and financing principal and interest. Restricted cash in other assets represents amounts set aside in accordance with a lender’s agreement for payment of MSLP turnaround expenses expected to be paid in 2018.

Note 18—Related Party Transactions

Significant transactions with related parties were:

	Millions of Dollars
	Three Months Ended March 31
	2017	2016

Operating revenues and other income (a)	$571	407
Purchases (b)	2,144	1,503
Operating expenses and selling, general and administrative expenses (c)	26	33

As discussed more fully in Note 5—Business Combinations, in February 2017, we began accounting for MSLP as a wholly owned consolidated subsidiary. Accordingly, processing fees paid to MSLP are only included through the consolidation date in the table above.

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

4)
Marketing and Specialties—Purchases for resale and markets refined products (such as gasolines, distillates and aviation fuels), mainly in the United States and Europe. In addition, this segment includes the manufacturing and marketing of specialty products (such as base oils and lubricants), as well as power generation operations.

Corporate and Other includes general corporate overhead, interest expense, our investments in new technologies and various other corporate activities. Corporate assets include all cash and cash equivalents.

We evaluate segment performance based on net income attributable to Phillips 66. Intersegment sales are at prices that approximate market.

Analysis of Results by Operating Segment

	Millions of Dollars
	Three Months Ended March 31
	2017	2016
Sales and Other Operating Revenues
Midstream
Total sales	$1,659	931
Intersegment eliminations	(438)	(292)
Total Midstream	1,221	639
Chemicals	1	1
Refining
Total sales	14,292	10,238
Intersegment eliminations	(8,670)	(6,559)
Total Refining	5,622	3,679
Marketing and Specialties
Total sales	16,366	13,348
Intersegment eliminations	(324)	(266)
Total Marketing and Specialties	16,042	13,082
Corporate and Other	8	8
Consolidated sales and other operating revenues	$22,894	17,409

Net Income (Loss) Attributable to Phillips 66
Midstream	$77	65
Chemicals	181	156
Refining	259	86
Marketing and Specialties	141	205
Corporate and Other	(123)	(127)
Consolidated net income attributable to Phillips 66	$535	385

	Millions of Dollars
	March 31 2017	December 31 2016
Total Assets
Midstream	$12,584	12,832
Chemicals	6,029	5,802
Refining	23,715	22,825
Marketing and Specialties	6,051	6,227
Corporate and Other	3,026	3,967
Consolidated total assets	$51,405	51,653

Note 20—Income Taxes

Our effective tax rate for the first quarter of 2017 was 29 percent, compared with 33 percent for the corresponding period of 2016. The decrease in the effective tax rate was primarily attributable to the relative impact of foreign earnings that are subject to a lower tax rate and the recognition in the income statement of excess tax benefits associated with share-based compensation.

The effective tax rate varies from the federal statutory tax rate of 35 percent primarily as a result of foreign operations, excess tax benefits associated with share-based compensation and the impact of income attributable to noncontrolling interests, partially offset by state tax expense.

Note 21—Phillips 66 Partners LP

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

In June 2016, Phillips 66 Partners began issuing common units under a continuous offering program, which allows for the issuance of up to an aggregate of $250 million of Phillips 66 Partners’ common units, in amounts, at prices and on terms to be determined by market conditions and other factors at the time of the offerings (such continuous offering program, or at-the-market program, referred to as the ATM program). For the three months ended March 31, 2017, on a settlement-date basis, Phillips 66 Partners issued 744,968 common units under the ATM program, which generated net proceeds of $40 million. From inception through March 31, 2017, Phillips 66 Partners has issued an aggregate of 1,091,120 common units under the ATM program, generating net proceeds of $58 million.

At March 31, 2017, we owned a 58 percent limited partner interest and a 2 percent general partner interest in Phillips 66 Partners, while the public owned a 40 percent limited partner interest. We consolidate Phillips 66 Partners as a variable interest entity for financial reporting purposes. See Note 3—Variable Interest Entities (VIEs), for additional information on why we consolidate the partnership. As a result of this consolidation, the public unitholders’ ownership interest in Phillips 66 Partners is reflected as a noncontrolling interest in our financial statements.

Note 22—New Accounting Standards

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business,” which clarifies the definition of a business with the objective of adding guidance to assist in evaluating whether transactions should be accounted for as acquisitions of assets or businesses. The amendment provides a screen for determining when a transaction involves an acquisition of a business. If substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, then the transaction does not involve the acquisition of a business. If the screen is not met, then the amendment requires that to be considered a business, the operation must include at a minimum an input and a substantive process that together significantly contribute to the ability to create an output. The guidance may reduce the number of transactions accounted for as business acquisitions. Public business entities should apply the guidance in ASU No. 2017-01 to annual periods beginning after December 15, 2017, including interim periods within those periods, with early adoption permitted. The amendments should be applied prospectively, and no disclosures are required at the effective date. We are currently evaluating the provisions of ASU No. 2017-01.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” In the new standard, the FASB modified its determination of whether a contract is a lease rather than whether a lease is a capital or operating lease under the previous accounting principles generally accepted in the United States (GAAP). A contract represents a lease if a transfer of control occurs over an identified property, plant and equipment for a period of time in exchange for consideration. Control over the use of the identified asset includes the right to obtain substantially all of the economic benefits from the use of the asset and the right to direct its use. The FASB continued to maintain two classifications of leases—financing and operating—which are substantially similar to capital and operating leases in the previous lease guidance. Under the new standard, recognition of assets and liabilities arising from operating leases will require recognition on the balance sheet. The effect of all leases in the statement of comprehensive income and the statement of cash flows will be largely unchanged. Lessor accounting will also be largely unchanged. Additional disclosures will be required for financing and operating leases for both lessors and lessees. Public business entities should apply the guidance in ASU No. 2016-02 for annual periods beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted. Entities are required to adopt the ASU using a modified retrospective approach, subject to certain optional practical expedients, and apply the provisions of ASU No. 2016-02 to leasing arrangements existing at or entered into after the earliest comparative period presented in the financial statements. We are currently evaluating the provisions of ASU No. 2016-02 and assessing its impact on our financial statements.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” to meet its objective of providing more decision-useful information about financial instruments. The majority of this ASU’s provisions amend only the presentation or disclosures of financial instruments; however, one provision will also affect net income. Equity investments carried under the cost method or lower of cost or fair value method of accounting, in accordance with current GAAP, will have to be carried at fair value upon adoption of ASU No. 2016-01, with changes in fair value recorded in net income. For equity investments that do not have readily determinable fair values, a company may elect to carry such investments at cost less impairments, if any, adjusted up or down for price changes in similar financial instruments issued by the investee, when and if observed. Public business entities should apply the guidance in ASU No. 2016-01 for annual periods beginning after December 15, 2017, and interim periods within those annual periods, with early adoption prohibited. We are currently evaluating the provisions of ASU No. 2016-01. Our initial review indicates that ASU No. 2016-01 will have a limited impact on our financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” The new standard converged guidance on recognizing revenues in contracts with customers under GAAP and International Financial Reporting Standards. This ASU is intended to improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date.” The amendment in this ASU defers the effective date of ASU No. 2014-09 for all entities for one year. Public business entities should apply the guidance in ASU No. 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier adoption is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. As part of our assessment work-to-date, we have formed an implementation work team, completed training on the new ASU’s revenue recognition model and are continuing our contract review and documentation. Our expectation is to adopt the standard on January 1, 2018, using the modified retrospective application. In addition, we expect to present revenue net of sales-based taxes collected from our customers resulting in no impact to earnings. Sales-based taxes include excise taxes on petroleum product sales as noted on our consolidated statement of income. Our evaluation of the new ASU is ongoing, which includes understanding the impact of adoption on earnings from equity method investments. Based on our analysis to date, we have not identified any other material impact on our financial statements other than disclosure.

Note 23—Condensed Consolidating Financial Information

$7.5 billion of our senior notes were issued by Phillips 66 and are guaranteed by Phillips 66 Company, a 100-percent-owned subsidiary. Phillips 66 Company has fully and unconditionally guaranteed the payment obligations of Phillips 66 with respect to these debt securities. The following condensed consolidating financial information presents the results of operations, financial position and cash flows for:

•	Phillips 66 and Phillips 66 Company (in each case, reflecting investments in subsidiaries utilizing the equity method of accounting).

•	All other nonguarantor subsidiaries.

•	The consolidating adjustments necessary to present Phillips 66’s results on a consolidated basis.

This condensed consolidating financial information should be read in conjunction with the accompanying consolidated financial statements and notes.

	Millions of Dollars
	Three Months Ended March 31, 2017
Statement of Income	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Revenues and Other Income
Sales and other operating revenues	$—	16,250	6,644	—	22,894
Equity in earnings of affiliates	595	484	115	(829)	365
Net gain on dispositions	—	1	—	—	1
Other income	—	426	26	—	452
Intercompany revenues	—	428	2,907	(3,335)	—
Total Revenues and Other Income	595	17,589	9,692	(4,164)	23,712

Costs and Expenses
Purchased crude oil and products	—	13,884	7,060	(3,265)	17,679
Operating expenses	—	1,031	255	(16)	1,270
Selling, general and administrative expenses	3	289	94	(2)	384
Depreciation and amortization	—	214	101	—	315
Impairments	—	2	—	—	2
Taxes other than income taxes	—	1,372	1,784	—	3,156
Accretion on discounted liabilities	—	4	1	—	5
Interest and debt expense	90	12	55	(52)	105
Foreign currency transaction gains	—	—	(1)	—	(1)
Total Costs and Expenses	93	16,808	9,349	(3,335)	22,915
Income before income taxes	502	781	343	(829)	797
Provision (benefit) for income taxes	(33)	186	81	—	234
Net Income	535	595	262	(829)	563
Less: net income attributable to noncontrolling interests	—	—	28	—	28
Net Income Attributable to Phillips 66	$535	595	234	(829)	535

Comprehensive Income	$578	638	290	(900)	606

	Millions of Dollars
	Three Months Ended March 31, 2016
Statement of Income	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Revenues and Other Income
Sales and other operating revenues	$—	11,698	5,711	—	17,409
Equity in earnings of affiliates	447	398	86	(598)	333
Other income	—	15	3	—	18
Intercompany revenues	—	178	1,587	(1,765)	—
Total Revenues and Other Income	447	12,289	7,387	(2,363)	17,760

Costs and Expenses
Purchased crude oil and products	—	8,994	4,645	(1,709)	11,930
Operating expenses	—	832	199	(8)	1,023
Selling, general and administrative expenses	3	287	99	(3)	386
Depreciation and amortization	—	200	80	—	280
Taxes other than income taxes	—	1,344	2,117	—	3,461
Accretion on discounted liabilities	—	4	1	—	5
Interest and debt expense	93	8	30	(45)	86
Foreign currency transaction gains	—	—	(7)	—	(7)
Total Costs and Expenses	96	11,669	7,164	(1,765)	17,164
Income before income taxes	351	620	223	(598)	596
Provision (benefit) for income taxes	(34)	173	59	—	198
Net Income	385	447	164	(598)	398
Less: net income attributable to noncontrolling interests	—	—	13	—	13
Net Income Attributable to Phillips 66	$385	447	151	(598)	385

Comprehensive Income	$381	443	152	(582)	394

	Millions of Dollars
	March 31, 2017
Balance Sheet	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Assets
Cash and cash equivalents	$—	217	1,296	—	1,513
Accounts and notes receivable	11	3,935	3,778	(2,034)	5,690
Inventories	—	3,095	1,292	—	4,387
Prepaid expenses and other current assets	1	371	208	—	580
Total Current Assets	12	7,618	6,574	(2,034)	12,170
Investments and long-term receivables	29,698	21,203	8,421	(45,963)	13,359
Net properties, plants and equipment	—	13,110	8,130	—	21,240
Goodwill	—	2,853	417	—	3,270
Intangibles	—	729	166	—	895
Other assets	330	242	217	(318)	471
Total Assets	$30,040	45,755	23,925	(48,315)	51,405

Liabilities and Equity
Accounts payable	$—	5,507	2,899	(2,034)	6,372
Short-term debt	450	15	144	—	609
Accrued income and other taxes	—	330	523	—	853
Employee benefit obligations	—	254	30	—	284
Other accruals	143	370	99	—	612
Total Current Liabilities	593	6,476	3,695	(2,034)	8,730
Long-term debt	6,972	51	2,578	—	9,601
Asset retirement obligations and accrued environmental costs	—	460	156	—	616
Deferred income taxes	—	4,773	2,484	(3)	7,254
Employee benefit obligations	—	954	268	—	1,222
Other liabilities and deferred credits	82	3,387	3,781	(6,993)	257
Total Liabilities	7,647	16,101	12,962	(9,030)	27,680
Common stock	10,502	25,403	10,297	(35,700)	10,502
Retained earnings	12,843	5,203	(245)	(4,987)	12,814
Accumulated other comprehensive loss	(952)	(952)	(450)	1,402	(952)
Noncontrolling interests	—	—	1,361	—	1,361
Total Liabilities and Equity	$30,040	45,755	23,925	(48,315)	51,405

	Millions of Dollars
	December 31, 2016
Balance Sheet	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Assets
Cash and cash equivalents	$—	854	1,857	—	2,711
Accounts and notes receivable	13	4,336	3,276	(1,228)	6,397
Inventories	—	2,198	952	—	3,150
Prepaid expenses and other current assets	2	317	103	—	422
Total Current Assets	15	7,705	6,188	(1,228)	12,680
Investments and long-term receivables	31,165	22,733	8,588	(48,952)	13,534
Net properties, plants and equipment	—	13,044	7,811	—	20,855
Goodwill	—	2,853	417	—	3,270
Intangibles	—	719	169	—	888
Other assets	15	245	168	(2)	426
Total Assets	$31,195	47,299	23,341	(50,182)	51,653

Liabilities and Equity
Accounts payable	$—	5,626	2,663	(1,228)	7,061
Short-term debt	500	30	20	—	550
Accrued income and other taxes	—	348	457	—	805
Employee benefit obligations	—	475	52	—	527
Other accruals	59	371	90	—	520
Total Current Liabilities	559	6,850	3,282	(1,228)	9,463
Long-term debt	6,920	150	2,518	—	9,588
Asset retirement obligations and accrued environmental costs	—	501	154	—	655
Deferred income taxes	—	4,391	2,354	(2)	6,743
Employee benefit obligations	—	948	268	—	1,216
Other liabilities and deferred credits	1,297	3,337	4,060	(8,431)	263
Total Liabilities	8,776	16,177	12,636	(9,661)	27,928
Common stock	10,777	25,403	10,117	(35,520)	10,777
Retained earnings	12,637	6,714	(269)	(6,474)	12,608
Accumulated other comprehensive loss	(995)	(995)	(478)	1,473	(995)
Noncontrolling interests	—	—	1,335	—	1,335
Total Liabilities and Equity	$31,195	47,299	23,341	(50,182)	51,653

	Millions of Dollars
	Three Months Ended March 31, 2017
Statement of Cash Flows	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Cash Flows From Operating Activities
Net Cash Provided by (Used in) Operating Activities	$609	(583)	411	(986)	(549)

Cash Flows From Investing Activities
Capital expenditures and investments*	—	(291)	(179)	—	(470)
Proceeds from asset dispositions**	—	—	9	—	9
Intercompany lending activities	31	755	(786)	—	—
Collection of advances/loans—related parties	—	75	250	—	325
Restricted cash received from consolidation of business	—	—	318	—	318
Other	—	(31)	7	—	(24)
Net Cash Provided by (Used in) Investing Activities	31	508	(381)	—	158

Cash Flows From Financing Activities
Issuance of debt	—	—	712	—	712
Repayment of debt	—	(6)	(767)	—	(773)
Issuance of common stock	4	—	—	—	4
Repurchase of common stock	(285)	—	—	—	(285)
Dividends paid on common stock	(326)	(556)	(430)	986	(326)
Distributions to noncontrolling interests	—	—	(24)	—	(24)
Net proceeds from issuance of Phillips 66 Partners LP common units	—	—	40	—	40
Other*	(33)	—	(1)	—	(34)
Net Cash Used in Financing Activities	(640)	(562)	(470)	986	(686)

Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	—	—	2	—	2

Net Change in Cash, Cash Equivalents and Restricted Cash	—	(637)	(438)	—	(1,075)
Cash, cash equivalents and restricted cash at beginning of period	—	854	1,857	—	2,711
Cash, Cash Equivalents and Restricted Cash at End of Period	$—	217	1,419	—	1,636
* Includes intercompany capital contributions.
** Includes return of investments in equity affiliates.

	Millions of Dollars
	Three Months Ended March 31, 2016
Statement of Cash Flows	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Cash Flows From Operating Activities
Net Cash Provided by Operating Activities	$1,863	561	321	(2,487)	258

Cash Flows From Investing Activities
Capital expenditures and investments*	—	(345)	(443)	38	(750)
Proceeds from asset dispositions**	—	3	2	—	5
Intercompany lending activities	(1,141)	1,396	(255)	—	—
Advances/loans—related parties	—	(75)	—	—	(75)
Other	—	8	(50)	—	(42)
Net Cash Provided by (Used in) Investing Activities	(1,141)	987	(746)	38	(862)

Cash Flows From Financing Activities
Issuance of debt	—	—	50	—	50
Repayment of debt	—	(6)	(94)	—	(100)
Issuance of common stock	4	—	—	—	4
Repurchase of common stock	(391)	—	—	—	(391)
Dividends paid on common stock	(296)	(1,807)	(680)	2,487	(296)
Distributions to noncontrolling interests	—	—	(11)	—	(11)
Other*	(39)	—	38	(38)	(39)
Net Cash Used in Financing Activities	(722)	(1,813)	(697)	2,449	(783)

Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	—	—	36	—	36

Net Change in Cash, Cash Equivalents and Restricted Cash	—	(265)	(1,086)	—	(1,351)
Cash, cash equivalents and restricted cash at beginning of period	—	575	2,499	—	3,074
Cash, Cash Equivalents and Restricted Cash at End of Period	$—	310	1,413	—	1,723
* Includes intercompany capital contributions.
** Includes return of investments in equity affiliates.

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

Management’s Discussion and Analysis is the company’s analysis of its financial performance, its financial condition, and significant trends that may affect future performance. It should be read in conjunction with the consolidated financial statements and notes included elsewhere in this report. It contains forward-looking statements including, without limitation, statements relating to the company’s plans, strategies, objectives, expectations and intentions that are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “estimate,” “believe,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target” and similar expressions identify forward-looking statements. The company does not undertake to update, revise or correct any of the forward-looking information unless required to do so under the federal securities laws. Readers are cautioned that such forward-looking statements should be read in conjunction with the company’s disclosures under the heading: “CAUTIONARY STATEMENT FOR THE PURPOSES OF THE ‘SAFE HARBOR’ PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.”

The terms “earnings” and “loss” as used in Management’s Discussion and Analysis refer to net income (loss) attributable to Phillips 66.

BUSINESS ENVIRONMENT AND EXECUTIVE OVERVIEW

Phillips 66 is an energy manufacturing and logistics company with midstream, chemicals, refining, and marketing and specialties businesses. At March 31, 2017, we had total assets of $51 billion. Our common stock trades on the New York Stock Exchange under the symbol “PSX.”

Executive Overview
We reported earnings of $535 million in the first quarter of 2017 and cash used in operating activities of $549 million. We used available cash to fund capital expenditures and investments of $470 million, pay dividends of $326 million and repurchase $285 million of our common stock. We ended the first quarter of 2017 with $1.5 billion of cash and cash equivalents and approximately $5.5 billion of total capacity available under our liquidity facilities.

Business Environment
Commodity prices remained compressed but generally improved during the first quarter of 2017. The discount of the U.S. benchmark West Texas Intermediate (WTI) crude oil price to the international benchmark Brent crude oil price widened considerably to about $2 per barrel. The sustained low-commodity-price environment had a variety of impacts, both favorable and unfavorable, on our businesses that vary by segment.

Earnings in the Midstream segment, which includes our 50 percent equity investment in DCP Midstream, LLC (DCP Midstream), are closely linked to natural gas liquids (NGL) prices, natural gas prices and crude oil prices. NGL prices increased in the first quarter of 2017 compared with the fourth quarter and the first quarter of 2016 due to rising NGL exports and declining NGL inventories. Average natural gas prices remained consistent compared with the fourth quarter of 2016, and improved compared with the first quarter of 2016, benefiting from declining production.

The Chemicals segment consists of our 50 percent equity investment in Chevron Phillips Chemical Company LLC (CPChem). The chemicals and plastics industry is mainly a commodity-based industry where the margins for key products are based on supply and demand, as well as cost factors. The petrochemicals industry continues to experience lower ethylene cash costs in regions of the world where ethylene manufacturing is based upon NGL rather than crude-oil-derived feedstocks. In particular, companies with North American light NGL-based crackers have benefited from lower-priced feedstocks. The ethylene to polyethylene chain margins in the first quarter of 2017 improved compared with the fourth quarter and the first quarter of 2016.

The results of our Refining segment are driven by several factors including refining margins, cost control, refinery throughput, feedstock costs, and product yields. Industry crack spread indicators, the difference between market prices for refined products and crude oil, are used to estimate refining margins. The U.S. Gulf Coast 3:2:1 crack spread (three barrels of crude oil producing two barrels of gasoline and one barrel of diesel) increased in the first quarter of 2017 compared with the fourth quarter of 2016 due to higher gasoline crack spreads. The U.S. crack spread was also higher compared with the first quarter of 2016 due to increased gasoline and distillate crack spreads.

Results for our Marketing and Specialties (M&S) segment depend largely on marketing fuel margins, lubricant margins, and other specialty product margins. While M&S margins are primarily driven by market factors, largely determined by the relationship between supply and demand, marketing fuel margins, in particular, are influenced by the trend in spot prices for refined products. Generally speaking, a downward trend of spot prices has a favorable impact on marketing fuel margins, while an upward trend of spot prices has an unfavorable impact on marketing fuel margins.

RESULTS OF OPERATIONS

Unless otherwise indicated, discussion of results for the three-month period ended March 31, 2017, is based on a comparison with the corresponding period of 2016.

Consolidated Results
A summary of net income (loss) attributable to Phillips 66 by business segment follows:

	Millions of Dollars
	Three Months Ended March 31
	2017	2016

Midstream	$77	65
Chemicals	181	156
Refining	259	86
Marketing and Specialties	141	205
Corporate and Other	(123)	(127)
Net income attributable to Phillips 66	$535	385

Earnings for Phillips 66 increased $150 million, or 39 percent, in the first quarter of 2017, primarily due to higher earnings from the Refining segment. Earnings for the Refining segment improved mainly driven by the gain recognized from the consolidation of Merey Sweeny, L.P. (MSLP) and higher realized margins, partially offset by increased turnaround costs. See Note 5—Business Combinations, in the Notes to Consolidated Financial Statements, for additional information on the MSLP consolidation.

See the “Segment Results” section for additional information on our segment results.

Statement of Income Analysis

Sales and other operating revenues increased 32 percent in the first quarter of 2017, and purchased crude oil and products increased 48 percent. These increases were mainly due to higher prices for petroleum products, crude oil and NGL.

Equity in earnings of affiliates increased 10 percent in the first quarter of 2017. The increase was mainly due to higher earnings from CPChem, DCP Midstream and WRB Refining LP (WRB), partially offset by lower results from Excel Paralubes (Excel). Improved results from WRB were primarily attributable to higher market crack spreads, partially offset by increased turnaround costs. Lower equity in earnings from Excel were due to turnaround activity in the first quarter of 2017. See the “Segment Results” section for additional information on DCP Midstream and CPChem earnings.

Other income increased $434 million in the first quarter of 2017. We recognized a noncash, pre-tax gain of $423 million in the first quarter of 2017 related to the consolidation of MSLP. See Note 5—Business Combinations, in the Notes to Consolidated Financial Statements, for additional information.

Operating expenses increased 24 percent in the first quarter of 2017, mainly driven by higher refining turnaround activities.

Depreciation and amortization increased 13 percent in the first quarter of 2017, reflecting the impact of the full commercial operations of the Freeport LPG Export Terminal and a general increase in gross properties, plants and equipment.

Taxes other than income taxes decreased 9 percent in the first quarter of 2017. The decrease was mainly attributable to lower excise taxes from our U.K. operation due to the depreciation of the British pound and the sale of the Whitegate Refinery in September 2016.

Net income attributable to noncontrolling interest increased $15 million in the first quarter of 2017 reflecting the contribution of assets to Phillips 66 Partners during 2016.

See Note 20—Income Taxes, in the Notes to Consolidated Financial Statements, for information regarding our provision for income taxes and effective tax rates.

Segment Results

Midstream

	Three Months Ended March 31
	2017	2016
	Millions of Dollars
Net Income (Loss) Attributable to Phillips 66
Transportation	$56	72
NGL	4	(11)
DCP Midstream	17	4
Total Midstream	$77	65

	Thousands of Barrels Daily
Transportation Volumes
Pipelines*	3,469	3,488
Terminals	2,395	2,209
Operating Statistics
NGL fractionated**	175	161
NGL extracted***	341	382
* Pipelines represent the sum of volumes transported through each separately tariffed pipeline segment, including our share of equity volumes from Yellowstone Pipe Line Company and Lake Charles Pipe Line Company.
** Excludes DCP Midstream.
*** Includes 100 percent of DCP Midstream’s volumes.

Dollars Per Gallon
Weighted Average NGL Price*
DCP Midstream	$0.60	0.37
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

Earnings from the Midstream segment increased $12 million in the first quarter of 2017.

Transportation earnings decreased $16 million in the first quarter of 2017. The decrease was mainly due to higher operating costs, primarily related to integrity and maintenance activities, and higher income attributable to noncontrolling interests, reflecting the contribution of assets to Phillips 66 Partners.

Results from our NGL business improved $15 million in the first quarter of 2017. The quarter benefited from higher realized margins, including a full quarter of commercial operations at the Freeport LPG Export Terminal, as well as lower project development and other costs. These increases were partially offset by higher depreciation expenses and income attributable to noncontrolling interests.

Earnings from our investment in DCP Midstream increased $13 million in the first quarter of 2017. The increase was mainly driven by improved hedging results, improved margins due to higher commodity prices, and lower operating costs. These increases were partially offset by a favorable legal settlement recognized in 2016.

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

See the “Business Environment and Executive Overview” section for information on market factors impacting this quarter’s results.

Chemicals

	Three Months Ended March 31
	2017	2016
	Millions of Dollars

Net Income Attributable to Phillips 66	$181	156

	Millions of Pounds
CPChem Externally Marketed Sales Volumes*
Olefins and Polyolefins (O&P)	4,016	4,002
Specialties, Aromatics and Styrenics (SA&S)	1,206	1,254
	5,222	5,256
* Includes 100 percent of CPChem’s outside sales of produced petrochemical products, as well as commission sales from equity affiliates.

Olefins and Polyolefins Capacity Utilization (percent)*	89%	94
* Revised to exclude polyethylene pipe operations. Prior periods recast for comparability.

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

Earnings from the Chemicals segment increased $25 million in the first quarter of 2017. The increase was mainly driven by higher O&P volumes and improved benzene margins. In addition, CPChem recognized a gain from the sale of its K-Resin® SBC business in the first quarter of 2017. These increases were partially offset by lower equity earnings from CPChem’s SA&S equity affiliates due to an impairment recognized by CPChem, as well as higher turnaround expenses.

See the “Business Environment and Executive Overview” section for information on market factors impacting this quarter’s results.

Refining

	Three Months Ended March 31
	2017	2016
	Millions of Dollars
Net Income (Loss) Attributable to Phillips 66
Atlantic Basin/Europe	$(50)	4
Gulf Coast	328	68
Central Corridor	62	20
West Coast	(81)	(6)
Worldwide	$259	86

	Dollars Per Barrel
Refining Margins*
Atlantic Basin/Europe	$6.29	5.79
Gulf Coast	8.03	6.76
Central Corridor	10.54	7.41
West Coast	9.95	9.70
Worldwide	8.55	7.11
* Based on total processed inputs and includes proportional share of refining margins contributed by certain equity affiliates.

	Thousands of Barrels Daily
Operating Statistics
Refining operations*
Atlantic Basin/Europe
Crude oil capacity	520	588
Crude oil processed	366	577
Capacity utilization (percent)	70%	98
Refinery production	457	611
Gulf Coast
Crude oil capacity	743	743
Crude oil processed	668	679
Capacity utilization (percent)	90%	91
Refinery production	749	755
Central Corridor
Crude oil capacity	493	493
Crude oil processed	470	472
Capacity utilization (percent)	95%	96
Refinery production	493	494
West Coast
Crude oil capacity	360	360
Crude oil processed	279	323
Capacity utilization (percent)	78%	90
Refinery production	305	350
Worldwide
Crude oil capacity	2,116	2,184
Crude oil processed	1,783	2,051
Capacity utilization (percent)	84%	94
Refinery production	2,004	2,210
* Includes our share of equity affiliates.

The Refining segment buys, sells and refines crude oil and other feedstocks into petroleum products (such as gasoline, distillates and aviation fuels) at 13 refineries, mainly in the United States and Europe.

Earnings for the Refining segment increased $173 million in the first quarter of 2017.

The increase in earnings was due to a gain recognized from the consolidation of MSLP, which owns a delayed coker and related facilities at the Sweeny Refinery. See Note 5—Business Combinations, in the Notes to Consolidated Financial Statements, for additional information.

Realized refining margins improved in the first quarter of 2017, resulting from increased market crack spreads, partially offset by lower feedstock advantage and secondary product margins. This net margin improvement was more than offset by increased turnaround costs.

See the “Business Environment and Executive Overview” section for information on market factors impacting this quarter’s results.

Our worldwide refining crude oil capacity utilization rate was 84 percent in the first quarter of 2017, compared with 94 percent in the first quarter of 2016. The decrease was primarily attributable to higher turnaround activities, mainly in the Atlantic Basin/Europe, Gulf Coast and West Coast Regions.

Marketing and Specialties

	Three Months Ended March 31
	2017	2016
	Millions of Dollars
Net Income Attributable to Phillips 66
Marketing and Other	$124	162
Specialties	17	43
Total Marketing and Specialties	$141	205

	Dollars Per Barrel
Realized Marketing Fuel Margin*
U.S.	$1.47	1.83
International	3.70	3.16
* On third-party petroleum products sales.

	Dollars Per Gallon
U.S. Average Wholesale Prices*
Gasoline	$1.82	1.37
Distillates	1.75	1.16
* Excludes excise taxes.

	Thousands of Barrels Daily
Marketing Petroleum Products Sales Volumes
Gasoline	1,155	1,176
Distillates	835	903
Other products	15	15
Total	2,005	2,094

The M&S segment purchases for resale and markets refined petroleum products (such as gasoline, distillates and aviation fuels), mainly in the United States and Europe. In addition, this segment includes the manufacturing and marketing of specialty products (such as base oils and lubricants), as well as power generation operations.

The M&S segment earnings decreased $64 million in the first quarter of 2017. The decrease reflected lower U.S. realized marketing margins driven by a relatively less favorable spot market compared with the first quarter of 2016, and lower equity earnings due to turnaround activity at Excel.

See the “Business Environment and Executive Overview” section for information on marketing fuel margins and other market factors impacting this quarter’s results.

Corporate and Other

	Millions of Dollars
	Three Months Ended March 31
	2017	2016
Net Loss Attributable to Phillips 66
Net interest	$(65)	(54)
Corporate general and administrative expenses	(39)	(42)
Technology	(15)	(14)
Other	(4)	(17)
Total Corporate and Other	$(123)	(127)

Net interest consists of interest and financing expense, net of interest income and capitalized interest. Net interest increased in the first quarter of 2017, mainly due to lower capitalized interest and higher interest expense driven by a higher average debt principal balance as a result of Phillips 66 Partners’ debt issuance in October 2016.

The category “Other” includes certain income tax expenses, environmental costs associated with sites no longer in operation, foreign currency transaction gains and losses and other costs not directly associated with an operating segment. The decrease in costs during the first quarter of 2017 reflected favorable tax impacts and the impact of an increase in noncontrolling interests on interest expense incurred by Phillips 66 Partners.

CAPITAL RESOURCES AND LIQUIDITY

Financial Indicators

	Millions of Dollars Except as Indicated
	March 31 2017	December 31 2016

Cash and cash equivalents	$1,513	2,711
Short-term debt	609	550
Total debt	10,210	10,138
Total equity	23,725	23,725
Percent of total debt to capital*	30%	30
Percent of floating-rate debt to total debt	3%	3
* Capital includes total debt and total equity.

To meet our short- and long-term liquidity requirements, we look to a variety of funding sources but rely primarily on cash generated from operating activities and Phillips 66 Partners’ debt and equity offerings. During the first three months of 2017, we used $549 million in cash from operations. In addition, Phillips 66 Partners raised net proceeds of $40 million from its continuous offering program of common units. Available cash was primarily used for capital expenditures and investments ($470 million), repurchases of our common stock ($285 million) and dividend payments on our common stock ($326 million). During the first three months of 2017, cash and cash equivalents decreased by $1,198 million, to $1,513 million.

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

Significant Sources of Capital

Operating Activities
During the first three months of 2017, cash used in operating activities was $549 million, compared with cash provided by operations of $258 million for the first three months of 2016. The decrease in cash generated by operating activities primarily reflects the impact of larger seasonal inventory builds in the first quarter of 2017 compared with the first quarter of 2016, as well as a higher tax refund received in the first quarter of 2016 than we received in the first quarter of 2017.

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

Equity Affiliates
Our operating cash flows are also impacted by distribution decisions made by our equity affiliates, including DCP Midstream, CPChem and WRB. During the first three months of 2017, cash from operations included distributions of $153 million from our equity affiliates, compared with $167 million during the same period of 2016. We cannot control the amount of future dividends from equity affiliates; therefore, future dividend payments by these companies are not assured.

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

Foreign Cash Holdings
At March 31, 2017, approximately 17 percent of our consolidated cash and cash equivalents balance was available for domestic use without incurring material U.S. income taxes in excess of the amounts already accrued in the financial statements. We believe the remaining amount, primarily attributable to cash we hold in foreign locations where we have asserted our intention to indefinitely reinvest earnings, does not materially affect our consolidated liquidity due to the following factors:

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

Phillips 66 Partners LP
In 2016, Phillips 66 Partners began issuing common units under a continuous offering program, which allows for the issuance of up to an aggregate of $250 million of Phillips 66 Partners’ common units, in amounts, at prices and on terms to be determined by market conditions and other factors at the time of the offerings. We refer to this as an at-the-market, or ATM, program. For the three months ended March 31, 2017, on a settlement-date basis, Phillips 66 Partners issued 744,968 common units under the ATM program, which generated net proceeds of $40 million. From inception through March 31, 2017, Phillips 66 Partners has issued an aggregate of 1,091,120 common units generating net proceeds of $58 million.

Credit Facilities and Commercial Paper
As of March 31, 2017, no amount had been drawn under our $5 billion credit facility; however, $51 million in letters of credit had been issued that were supported by this facility. As of March 31, 2017, $157 million was outstanding under the $750 million revolving credit agreement of Phillips 66 Partners.

We have a $5 billion commercial paper program, supported by our credit facility, for short-term working capital needs. Commercial paper maturities are generally limited to 90 days. As of March 31, 2017, we had no outstanding commercial paper.

Debt Issuances
On April 21, 2017, Phillips 66 completed a private offering of $600 million aggregate principal amount of unsecured notes consisting of:

•	$300 million of floating rate Notes due 2019.

•	$300 million of floating rate Notes due 2020.

The notes are guaranteed by Phillips 66 Company, a wholly owned subsidiary. Phillips 66 expects to use the net proceeds from the notes, together with a portion of the proceeds from $900 million of term loans received in late April 2017, to repay its outstanding 2.95% Senior Notes due 2017, for capital expenditures and for general corporate purposes.

Interest is a floating rate equal to three-month LIBOR plus 0.65% per annum for the 2019 Notes and three-month LIBOR plus 0.75% per annum for the 2020 Notes. Interest on both series of notes is payable quarterly in arrears on January 15, April 15, July 15 and October 15, commencing in July 2017. The 2019 Notes mature on April 15, 2019, and the 2020 Notes mature on April 15, 2020.

The term loans consist of a $450 million 364-day facility and a $450 million three-year facility. Interest on the term loans is a floating rate based on either the Eurodollar rate or the reference rate, plus a margin determined by our long-term credit ratings.

Shelf Registration
We have a universal shelf registration statement on file with the U.S. Securities and Exchange Commission (SEC) under which we, as a well-known seasoned issuer, have the ability to issue and sell an indeterminate amount of various types of debt and equity securities.

Off-Balance Sheet Arrangements

In 2016, the operating lease commenced on our headquarters facility in Houston, Texas, after construction was deemed substantially complete. Under this lease agreement, we have a residual value guarantee with a maximum future exposure of $554 million. The operating lease has a term of five years and provides us the option, at the end of the lease term, to request to renew the lease, purchase the facility, or assist the lessor in marketing it for resale.

We have residual value guarantees associated with railcar and airplane leases with maximum future exposures totaling $356 million. For information on our need to perform under the railcar lease guarantee, see the Capital Requirements section to follow, as well as Note 11—Guarantees, in the Notes to Consolidated Financial Statements.

Capital Requirements

For information about our capital expenditures and investments, see the “Capital Spending” section.

Our debt balance at March 31, 2017, and December 31, 2016, was $10.2 billion and $10.1 billion, respectively. Our debt-to-capital ratio was 30 percent at both March 31, 2017, and December 31, 2016. Our target debt-to-capital ratio is between 20 and 30 percent. At March 31, 2017, we classified $1.05 billion of the 2.95% Senior Notes maturing in 2017 as long-term debt on our consolidated balance sheet, based on our ability and intent to refinance the obligation on a long-term basis, with such ability demonstrated by our April 2017 financing transactions.

On February 8, 2017, our Board of Directors declared a quarterly cash dividend of $0.63 per common share. The dividend was paid on March 1, 2017, to shareholders of record at the close of business on February 21, 2017.

Our Board of Directors at various times has authorized repurchases of our outstanding common stock, which aggregate to a total authorization of up to $9 billion. The share repurchases are expected to be funded primarily through available cash. The shares will be repurchased from time to time in the open market at our discretion, subject to market conditions and other factors, and in accordance with applicable regulatory requirements. We are not obligated to acquire any particular amount of common stock and may commence, suspend or discontinue purchases at any time or from time to time without prior notice. During the first quarter of 2017, we repurchased 3,534,462 shares at a cost of $285 million.

Since the inception of our share repurchases in 2012 through March 31, 2017, we have repurchased a total of 108,939,111 shares at a cost of $7,723 million. Shares of stock repurchased are held as treasury shares.

We own a 25 percent interest in the Dakota Access, LLC (DAPL) and Energy Transfer Crude Oil Company, LLC (ETCOP) joint ventures, which were formed to construct pipelines to deliver crude oil produced in the Bakken area of North Dakota to market centers in the Midwest and the Gulf Coast. In 2016, we and our co-venturer executed agreements, and an amendment to the original agreements, that provided we and our co-venturer would loan DAPL and ETCOP up to a maximum of $1,411 million and $76 million, respectively, with the amounts loaned by us and our co-venturer being proportionate to our ownership interests (Sponsor Loans). Also in 2016, DAPL and ETCOP secured a $2.5 billion facility (Facility) with a syndicate of financial institutions on a limited recourse basis with certain guarantees. Allowable draws under the Facility were initially reduced and finally suspended in September 2016 pending resolution of permitting delays. As a result, DAPL and ETCOP resumed making draws under the Sponsor Loans. In February 2017, DAPL was granted the lone outstanding easement required to complete work beneath the Missouri River. As a result, construction of the pipelines resumed and draws under the Facility were reinitiated and all outstanding Sponsor Loans were paid in February 2017. As of March 31, 2017, DAPL and ETCOP have an aggregate balance outstanding under the Facility of $2.5 billion; our 25 percent share is $625 million. The book values of our investments in DAPL and ETCOP at March 31, 2017, were $409 million and $129 million, respectively. Construction on both pipelines has been completed. Commercial operations are expected to begin by June 1, 2017.

In 2016, we and our co-venturer in WRB each made a $75 million partner loan to provide for WRB’s short-term operating needs. These partner loans were repaid in the first quarter of 2017.

During the first quarter of 2017, we recognized an additional $12 million of the residual value deficiency of our leased railcars.  The residual value deficiency of $54 million remaining at March 31, 2017, will be recognized on a straight-line basis with approximately one-third recognized through October 2017 and two-thirds recognized through May 2019.  Due to current market uncertainties, changes in the estimated fair values of railcars could occur, which could increase or decrease our currently estimated residual value deficiency. As of March 31, 2017, our maximum future exposure under the residual value guarantees was approximately $317 million. For additional information, see Note 11—Guarantees, in the Notes to Consolidated Financial Statements.

Capital Spending

	Millions of Dollars
	Three Months Ended March 31
	2017	2016
Capital Expenditures and Investments
Midstream	$182	446
Chemicals	—	—
Refining	259	261
Marketing and Specialties	15	15
Corporate and Other	14	28
Total consolidated from continuing operations	$470	750

Selected Equity Affiliates*
DCP Midstream	$44	35
CPChem	256	247
WRB	42	37
	$342	319
* Our share of capital spending.

Midstream
During the first three months of 2017, capital spending in our Midstream segment included construction activities related to increasing storage capacity at our crude oil and petroleum products terminal located near Beaumont, Texas, wrap-up activities related to our Freeport LPG Export Terminal and spending associated with return, reliability and maintenance projects in our Transportation and NGL businesses. Other major construction activities in progress include the further development of Phillips 66 Partners’ 40-percent owned joint venture Bayou Bridge Pipeline, which will provide Gulf Coast refineries more efficient and sustainable access to North American crude oil, and the development by our 25-percent owned joint ventures, DAPL and ETCOP, of two crude oil pipelines.

During the first three months of 2017, DCP Midstream had a self-funded capital program, and thus had no new capital infusions from us or our co-venturer. During this period, on a 100 percent basis, DCP Midstream’s capital expenditures and investments were approximately $87 million, primarily for expansion capital expenditures including construction of the Mewbourn 3 plant and investments in the Sand Hills Pipeline joint venture, and maintenance capital expenditures for existing assets.

Chemicals
During the first three months of 2017, CPChem had a self-funded capital program, and thus required no new capital infusions from us or our co-venturer. During this period, on a 100 percent basis, CPChem’s capital expenditures and investments were $512 million, primarily for its U.S. Gulf Coast Petrochemicals Project. We expect CPChem to self-fund its capital program in 2017.

Refining
Capital spending for the Refining segment during the first three months of 2017 was primarily for air emission reduction projects to meet new environmental standards, refinery upgrade projects to increase accessibility of advantaged crudes and improve product yields, improvements to the operating integrity of key processing units and safety-related projects.
Major construction activities in progress include:

•	Installation of facilities to comply with U.S. Environmental Protection Agency (EPA) Tier 3 gasoline regulations at the Sweeny and Bayway refineries.

•	Installation of facilities to improve processing of advantaged crudes at the Billings refinery.

•	Installation of facilities to improve clean product yield at the Bayway and Ponca City refineries, as well as the jointly owned Wood River refinery.

Generally, our equity affiliates in the Refining segment are intended to have self-funding capital programs.

Marketing and Specialties
Capital spending for the M&S segment during the first three months of 2017 was primarily for reliability and maintenance projects and projects targeted at developing our new international sites.

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

Environmental
Like other companies in our industry, we are subject to numerous international, federal, state and local environmental laws and regulations. For a discussion of the most significant of these environmental laws and regulations, including those with associated remediation obligations, see the “Environmental” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2016 Annual Report on Form 10-K.

We occasionally receive requests for information or notices of potential liability from the EPA and state environmental agencies alleging that we are a potentially responsible party under the Federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or an equivalent state statute. On occasion, we also have been made a party to cost recovery litigation by those agencies or by private parties. These requests, notices and lawsuits assert potential liability for remediation costs at various sites that typically are not owned by us, but allegedly contain wastes attributable to our past operations. As of December 31, 2016, we reported that we had been notified of potential liability under CERCLA and comparable state laws at 31 sites within the United States. During the first three months of 2017, there were two new sites for which we received notice of potential liability and two sites were deemed resolved and closed, leaving 31 sites with potential liability at March 31, 2017.

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

For examples of legislation and regulation or precursors for possible regulation that do or could affect our operations, see the “Climate Change” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2016 Annual Report on Form 10-K.

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

NEW ACCOUNTING STANDARDS

In January 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business,” which clarifies the definition of a business with the objective of adding guidance to assist in evaluating whether transactions should be accounted for as acquisitions of assets or businesses. The amendment provides a screen for determining when a transaction involves an acquisition of a business. If substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, then the transaction does not involve the acquisition of a business. If the screen is not met, then the amendment requires that to be considered a business, the operation must include at a minimum an input and a substantive process that together significantly contribute to the ability to create an output. The guidance may reduce the number of transactions accounted for as business acquisitions. Public business entities should apply the guidance in ASU No. 2017-01 to annual periods beginning after December 15, 2017, including interim periods within those periods, with early adoption permitted. The amendments should be applied prospectively, and no disclosures are required at the effective date. We are currently evaluating the provisions of ASU No. 2017-01.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” In the new standard, the FASB modified its determination of whether a contract is a lease rather than whether a lease is a capital or operating lease under the previous accounting principles generally accepted in the United States (GAAP). A contract represents a lease if a transfer of control occurs over an identified property, plant and equipment for a period of time in exchange for consideration. Control over the use of the identified asset includes the right to obtain substantially all of the economic benefits from the use of the asset and the right to direct its use. The FASB continued to maintain two classifications of leases—financing and operating—which are substantially similar to capital and operating leases in the previous lease guidance. Under the new standard, recognition of assets and liabilities arising from operating leases will require recognition on the balance sheet. The effect of all leases in the statement of comprehensive income and the statement of cash flows will be largely unchanged. Lessor accounting will also be largely unchanged. Additional disclosures will be required for financing and operating leases for both lessors and lessees. Public business entities should apply the guidance in ASU No. 2016-02 for annual periods beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted. Entities are required to adopt the ASU using a modified retrospective approach, subject to certain optional practical expedients, and apply the provisions of ASU No. 2016-02 to leasing arrangements existing at or entered into after the earliest comparative period presented in the financial statements. We are currently evaluating the provisions of ASU No. 2016-02 and assessing its impact on our financial statements.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” to meet its objective of providing more decision-useful information about financial instruments. The majority of this ASU’s provisions amend only the presentation or disclosures of financial instruments; however, one provision will also affect net income. Equity investments carried under the cost method or lower of cost or fair value method of accounting, in accordance with current GAAP, will have to be carried at fair value upon adoption of ASU No. 2016-01, with changes in fair value recorded in net income. For equity investments that do not have readily determinable fair values, a company may elect to carry such investments at cost less impairments, if any, adjusted up or down for price changes in similar financial instruments issued by the investee, when and if observed. Public business entities should apply the guidance in ASU No. 2016-01 for annual periods beginning after December 15, 2017, and interim periods within those annual periods, with early adoption prohibited. We are currently evaluating the provisions of ASU No. 2016-01. Our initial review indicates that ASU No. 2016-01 will have a limited impact on our financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” The new standard converged guidance on recognizing revenues in contracts with customers under GAAP and International Financial Reporting Standards. This ASU is intended to improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date.” The amendment in this ASU defers the effective date of ASU No. 2014-09 for all entities for one year. Public business entities should apply the guidance in ASU No. 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier adoption is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. Retrospective or modified retrospective application of the accounting standard is required. We are currently evaluating the provisions of ASU No. 2014-09 and assessing the impact on our financial statements. As part of our assessment work to-date, we have formed an implementation work team, completed training on the new ASU’s revenue recognition model and are continuing our contract review and documentation. Our expectation is to adopt the standard on January 1, 2018, using the modified retrospective application. In addition, we expect to present revenue net of sales-based taxes collected from our customers resulting in no impact to earnings. Sales-based taxes include excise taxes on petroleum product sales as noted on our consolidated statement of income. Our evaluation of the new ASU is ongoing, which includes understanding the impact of adoption on earnings from equity method investments. Based upon our analysis to-date, we have not identified any other material impact on our financial statements other than disclosure.

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

•	Changes in tax, environmental and other laws and regulations (including alternative energy mandates) applicable to our business.

•	Limited access to capital or significantly higher cost of capital related to changes to our credit profile or illiquidity or uncertainty in the domestic or international financial markets.

•	The operation, financing and distribution decisions of our joint ventures.

•	Domestic and foreign supplies of crude oil and other feedstocks.

•	Domestic and foreign supplies of petrochemicals and refined products, such as gasoline, diesel, aviation fuel and home heating oil.

•	Governmental policies relating to exports of crude oil and natural gas.

•	Overcapacity or undercapacity in the midstream, chemicals and refining industries.

•	Fluctuations in consumer demand for refined products.

•	The factors generally described in Item 1A.—Risk Factors in our 2016 Annual Report on Form 10-K.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our commodity price risk and interest rate risk at March 31, 2017, did not differ materially from the risks disclosed under Item 7A of our 2016 Annual Report on Form 10-K.

Item 4.   CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. As of March 31, 2017, with the participation of management, our Chairman and Chief Executive Officer and our Executive Vice President, Finance and Chief Financial Officer carried out an evaluation, pursuant to Rule 13a-15(b) of the Act, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our Chairman and Chief Executive Officer and our Executive Vice President, Finance and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of March 31, 2017.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, in the quarterly period ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

The following is a description of reportable legal proceedings, including those involving governmental authorities under federal, state and local laws regulating the discharge of materials into the environment, for this reporting period. There were no new matters that arose during the first quarter of 2017. However, there was one development that occurred with respect to matters previously reported in our 2016 Annual Report on Form 10-K. While it is not possible to accurately predict the final outcome of these pending proceedings, if any one or more of such proceedings were decided adversely to Phillips 66, we expect there would be no material effect on our consolidated financial position. Nevertheless, such proceedings are reported pursuant to SEC regulations.

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

Matters Previously Reported
In October 2016, after Phillips 66 received a Notice of Intent to Sue from the Sierra Club, Phillips 66 entered into a voluntary settlement with the Illinois Environmental Protection Agency regarding alleged violations of wastewater requirements at the Wood River Refinery.  The settlement involves certain capital projects and payment of $125,000. After the settlement was filed with the Court for final approval, the Sierra Club sought and was granted approval to intervene in the case. We are working to obtain Court approval for the settlement.

Item 1A.   RISK FACTORS

There have been no material changes from the risk factors disclosed in Item 1A of our 2016 Annual Report on Form 10-K.

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

				Millions of Dollars
Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs**	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2017	989,225	$84.93	989,225	$1,478
February 1-28, 2017	1,080,970	79.90	1,080,970	1,392
March 1-31, 2017	1,464,267	78.56	1,464,267	1,277
Total	3,534,462	$80.75	3,534,462
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

May 5, 2017