Form 10-Q
period 2017-06-30
Phillips 66
filed 2017-08-01
CIK 1534701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2017

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	001-35349
Phillips 66
(Exact name of registrant as specified in its charter)

Delaware	45-3779385
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer [X] Accelerated filer [ ] Non-accelerated filer [ ]
Smaller reporting company [ ] Emerging growth company [ ]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [    ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [    ]    No  [X]
The registrant had 511,510,782 shares of common stock, $.01 par value, outstanding as of June 30, 2017.

PHILLIPS 66

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Consolidated Statement of Income	Phillips 66

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
Revenues and Other Income
Sales and other operating revenues*	$24,087	21,849	46,981	39,258
Equity in earnings of affiliates	462	435	827	768
Net gain on dispositions	14	6	15	6
Other income	18	17	470	35
Total Revenues and Other Income	24,581	22,307	48,293	40,067

Costs and Expenses
Purchased crude oil and products	18,353	16,198	36,032	28,128
Operating expenses	1,137	994	2,407	2,017
Selling, general and administrative expenses	439	421	823	807
Depreciation and amortization	320	290	635	570
Impairments	15	2	17	2
Taxes other than income taxes*	3,356	3,594	6,512	7,055
Accretion on discounted liabilities	6	5	11	10
Interest and debt expense	107	83	212	169
Foreign currency transaction gains	—	—	(1)	(7)
Total Costs and Expenses	23,733	21,587	46,648	38,751
Income before income taxes	848	720	1,645	1,316
Provision for income taxes	267	204	501	402
Net Income	581	516	1,144	914
Less: net income attributable to noncontrolling interests	31	20	59	33
Net Income Attributable to Phillips 66	$550	496	1,085	881

Net Income Attributable to Phillips 66 Per Share of Common Stock (dollars)
Basic	$1.06	0.94	2.08	1.66
Diluted	1.06	0.93	2.07	1.65

Dividends Paid Per Share of Common Stock (dollars)	$0.70	0.63	1.33	1.19

Average Common Shares Outstanding (in thousands)
Basic	517,785	528,247	519,706	529,993
Diluted	520,160	531,060	522,329	532,815
* Includes excise taxes on petroleum products sales:	$3,252	3,508	6,288	6,868
See Notes to Consolidated Financial Statements.

Consolidated Statement of Comprehensive Income	Phillips 66

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016

Net Income	$581	516	1,144	914
Other comprehensive income (loss)
Defined benefit plans
Amortization to net income of net actuarial loss and settlements	77	24	100	47
Plans sponsored by equity affiliates	3	3	6	9
Income taxes on defined benefit plans	(30)	(9)	(39)	(20)
Defined benefit plans, net of tax	50	18	67	36
Foreign currency translation adjustments	102	(107)	128	(122)
Income taxes on foreign currency translation adjustments	(7)	(1)	(9)	(3)
Foreign currency translation adjustments, net of tax	95	(108)	119	(125)
Cash flow hedges	(3)	(8)	—	(16)
Income taxes on hedging activities	1	3	—	6
Hedging activities, net of tax	(2)	(5)	—	(10)
Other Comprehensive Income (Loss), Net of Tax	143	(95)	186	(99)
Comprehensive Income	724	421	1,330	815
Less: comprehensive income attributable to noncontrolling interests	31	20	59	33
Comprehensive Income Attributable to Phillips 66	$693	401	1,271	782
See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet	Phillips 66

	Millions of Dollars
	June 30 2017	December 31 2016
Assets
Cash and cash equivalents	$2,161	2,711
Accounts and notes receivable (net of allowances of $31 million in 2017 and $34 million in 2016)	4,750	5,485
Accounts and notes receivable—related parties	844	912
Inventories	4,245	3,150
Prepaid expenses and other current assets	456	422
Total Current Assets	12,456	12,680
Investments and long-term receivables	13,507	13,534
Net properties, plants and equipment	21,293	20,855
Goodwill	3,270	3,270
Intangibles	889	888
Other assets	413	426
Total Assets	$51,828	51,653

Liabilities
Accounts payable	$5,891	6,395
Accounts payable—related parties	664	666
Short-term debt	493	550
Accrued income and other taxes	893	805
Employee benefit obligations	359	527
Other accruals	574	520
Total Current Liabilities	8,874	9,463
Long-term debt	9,472	9,588
Asset retirement obligations and accrued environmental costs	625	655
Deferred income taxes	7,565	6,743
Employee benefit obligations	1,250	1,216
Other liabilities and deferred credits	236	263
Total Liabilities	28,022	27,928

Equity
Common stock (2,500,000,000 shares authorized at $.01 par value) Issued (2017—642,729,000 shares; 2016—641,593,854 shares)
Par value	6	6
Capital in excess of par	19,624	19,559
Treasury stock (at cost: 2017—131,218,218 shares; 2016—122,827,264 shares)	(9,454)	(8,788)
Retained earnings	13,001	12,608
Accumulated other comprehensive loss	(809)	(995)
Total Stockholders’ Equity	22,368	22,390
Noncontrolling interests	1,438	1,335
Total Equity	23,806	23,725
Total Liabilities and Equity	$51,828	51,653
See Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows	Phillips 66

	Millions of Dollars
	Six Months Ended June 30
	2017	2016
Cash Flows From Operating Activities
Net income	$1,144	914
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	635	570
Impairments	17	2
Accretion on discounted liabilities	11	10
Deferred taxes	757	191
Undistributed equity earnings	(252)	(515)
Net gain on dispositions	(15)	(6)
Gain on consolidation of business	(423)	—
Other	98	116
Working capital adjustments
Decrease (increase) in accounts and notes receivable	724	(386)
Decrease (increase) in inventories	(1,047)	(536)
Decrease (increase) in prepaid expenses and other current assets	17	(504)
Increase (decrease) in accounts payable	(308)	1,512
Increase (decrease) in taxes and other accruals	(42)	45
Net Cash Provided by Operating Activities	1,316	1,413

Cash Flows From Investing Activities
Capital expenditures and investments	(928)	(1,370)
Proceeds from asset dispositions*	51	15
Advances/loans—related parties	—	(182)
Collection of advances/loans—related parties	325	—
Restricted cash received from consolidation of business	318	—
Other	(61)	(75)
Net Cash Used in Investing Activities	(295)	(1,612)

Cash Flows From Financing Activities
Issuance of debt	2,603	150
Repayment of debt	(2,910)	(166)
Issuance of common stock	6	9
Repurchase of common stock	(666)	(633)
Dividends paid on common stock	(686)	(625)
Distributions to noncontrolling interests	(54)	(28)
Net proceeds from issuance of Phillips 66 Partners LP common units	171	669
Other	(54)	(27)
Net Cash Used in Financing Activities	(1,590)	(651)

Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	19	8

Net Change in Cash, Cash Equivalents and Restricted Cash	(550)	(842)
Cash, cash equivalents and restricted cash at beginning of period	2,711	3,074
Cash, Cash Equivalents and Restricted Cash at End of Period	$2,161	2,232
* Includes return of investments in equity affiliates.
See Notes to Consolidated Financial Statements.

Consolidated Statement of Changes in Equity	Phillips 66

	Millions of Dollars
	Attributable to Phillips 66
	Common Stock
	Par Value	Capital in Excess of Par	Treasury Stock	Retained Earnings	Accum. Other Comprehensive Income (Loss)	Noncontrolling Interests	Total

December 31, 2015	$6	19,145	(7,746)	12,348	(653)	838	23,938
Net income	—	—	—	881	—	33	914
Other comprehensive loss	—	—	—	—	(99)	—	(99)
Cash dividends paid on common stock	—	—	—	(625)	—	—	(625)
Repurchase of common stock	—	—	(633)	—	—	—	(633)
Benefit plan activity	—	44	—	(7)	—	—	37
Issuance of Phillips 66 Partners LP common units	—	181	—	—	—	381	562
Distributions to noncontrolling interests and other	—	—	—	—	—	(28)	(28)
June 30, 2016	$6	19,370	(8,379)	12,597	(752)	1,224	24,066

December 31, 2016	$6	19,559	(8,788)	12,608	(995)	1,335	23,725
Net income	—	—	—	1,085	—	59	1,144
Other comprehensive income	—	—	—	—	186	—	186
Cash dividends paid on common stock	—	—	—	(686)	—	—	(686)
Repurchase of common stock	—	—	(666)	—	—	—	(666)
Benefit plan activity	—	20	—	(6)	—	—	14
Issuance of Phillips 66 Partners LP common units	—	45	—	—	—	98	143
Distributions to noncontrolling interests and other	—	—	—	—	—	(54)	(54)
June 30, 2017	$6	19,624	(9,454)	13,001	(809)	1,438	23,806

	Shares in Thousands
	Common Stock Issued	Treasury Stock
December 31, 2015	639,336	109,926
Repurchase of common stock	—	7,832
Shares issued—share-based compensation	1,271	—
June 30, 2016	640,607	117,758

December 31, 2016	641,594	122,827
Repurchase of common stock	—	8,391
Shares issued—share-based compensation	1,135	—
June 30, 2017	642,729	131,218
See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements	Phillips 66

Note 1—Interim Financial Information

The interim financial information presented in the financial statements included in this report is unaudited and includes all known accruals and adjustments necessary, in the opinion of management, for a fair presentation of the consolidated financial position of Phillips 66 and its results of operations and cash flows for the periods presented. Unless otherwise specified, all such adjustments are of a normal and recurring nature. Certain notes and other information have been condensed or omitted from the interim financial statements included in this report. Therefore, these interim financial statements should be read in conjunction with the consolidated financial statements and notes included in our 2016 Annual Report on Form 10-K. The results of operations for the three and six months ended June 30, 2017, are not necessarily indicative of the results to be expected for the full year. Certain prior period financial information has been recast to reflect the current year’s presentation.

Note 2—Changes in Accounting Principles

Effective January 1, 2017, we early adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2017-04, “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which eliminates the second step from the goodwill impairment test. Under the revised test, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This ASU is applied prospectively to goodwill impairment tests performed on or after January 1, 2017.

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

Effective January 1, 2017, we adopted ASU 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which simplifies several aspects of the accounting for share-based payment award transactions, including accounting for income taxes and classification of excess tax benefits on the statement of cash flows, forfeitures and minimum statutory tax withholding requirements. Adoption of this ASU on a prospective basis did not materially impact our financial position, results of operations, or cash flows. We account for forfeitures of awards when they occur and excess tax benefits, which were previously reported in cash flows from financing, are now reported in cash flows from operating activities on a prospective basis.

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

The most significant assets of Phillips 66 Partners that are available to settle only its obligations, along with its most significant liabilities for which its creditors do not have recourse to Phillips 66’s general credit, were:

	Millions of Dollars
	June 30 2017	December 31 2016

Equity investments*	$1,212	1,142
Net properties, plants and equipment	2,670	2,675
Long-term debt	2,227	2,396
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

We have a 25 percent ownership interest in Dakota Access, LLC (DAPL) and Energy Transfer Crude Oil Company, LLC (ETCOP), whose principal operations commenced on June 1, 2017. Until the principal operations commenced, these entities did not have sufficient equity at risk to fully fund the construction of all assets required for principal operations, and thus represented VIEs. As of June 1, 2017, these entities commenced planned operations and were no longer considered VIEs. We will continue to use the equity method of accounting for these investments.

Note 4—Inventories

Inventories consisted of the following:

	Millions of Dollars
	June 30 2017	December 31 2016

Crude oil and petroleum products	$3,972	2,883
Materials and supplies	273	267
	$4,245	3,150

Inventories valued on the last-in, first-out (LIFO) basis totaled $3,863 million and $2,772 million at June 30, 2017, and December 31, 2016, respectively. The estimated excess of current replacement cost over LIFO cost of inventories amounted to approximately $2.6 billion and $3.3 billion at June 30, 2017, and December 31, 2016, respectively.

Certain planned year-to-date reductions in inventory caused liquidations of LIFO inventory values that are not expected to be replaced by the end of the year. LIFO inventory liquidations during the three- and six-months periods ended June 30, 2017, were immaterial and decreased net income by approximately $15 million and $58 million, respectively, for the comparable periods in 2016.

Note 5—Business Combinations

In November 2016, Phillips 66 Partners acquired NGL logistics assets located in southeast Louisiana, consisting of approximately 500 miles of pipelines and storage caverns connecting multiple fractionation facilities, refineries and a petrochemical facility. The acquisition provided an opportunity for fee-based growth in the Louisiana market within our Midstream segment. The acquisition was included in the “Capital expenditures and investments” line of our consolidated statement of cash flows. At the acquisition date, we recorded $183 million of properties, plants and equipment (PP&E) and $3 million of goodwill. Our acquisition accounting was finalized during the first quarter of 2017, with no change to the provisional amounts recorded in 2016.

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

Note 6—Assets Held for Sale or Sold

In June 2017, we entered into an agreement to sell land located in Louisville, Colorado, to a land development company. In our segment disclosures, the property is included in Corporate and Other. We classified the property as held for sale and transferred $50 million of PP&E to the “Prepaid expenses and other current assets” line on our consolidated balance sheet. We expect to close the sale in the first quarter of 2018 following a contractual inspection period. The net sales proceeds are expected to approximate the carrying value of the land.

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

Note 7—Investments, Loans and Long-Term Receivables

Equity Investments
Summarized 100 percent financial information for Chevron Phillips Chemical Company LLC (CPChem) was as follows:

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016

Revenues	$2,370	2,309	4,909	4,340
Income before income taxes	603	552	1,124	1,028
Net income	590	529	1,093	988

Related Party Loans and Advances
In the first quarter of 2017, we received payment of the $250 million outstanding principal balance at December 31, 2016, of our sponsor loans to the DAPL and ETCOP joint ventures. We also received payment of the $75 million outstanding principal balance of the partner loan to WRB Refining LP (WRB). These cash inflows totaling $325 million are included in the “Collections of advances/loans—related parties” line on our consolidated statement of cash flows.

Note 8—Properties, Plants and Equipment

Our investment in PP&E, with the associated accumulated depreciation and amortization (Accum. D&A), was:

	Millions of Dollars
	June 30, 2017			December 31, 2016
	Gross PP&E	Accum. D&A	Net PP&E	Gross PP&E	Accum. D&A	Net PP&E

Midstream	$8,389	1,706	6,683	8,179	1,579	6,600
Chemicals	—	—	—	—	—	—
Refining	21,926	8,583	13,343	21,152	8,197	12,955
Marketing and Specialties	1,547	847	700	1,451	776	675
Corporate and Other	1,132	565	567	1,207	582	625
	$32,994	11,701	21,293	31,989	11,134	20,855

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

	Three Months Ended June 30				Six Months Ended June 30
	2017		2016		2017		2016
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Amounts attributed to Phillips 66 Common Stockholders (millions):
Net income attributable to Phillips 66	$550	550	496	496	1,085	1,085	881	881
Income allocated to participating securities	(2)	(1)	(2)	(1)	(3)	(2)	(3)	(3)
Net income available to common stockholders	$548	549	494	495	1,082	1,083	878	878

Weighted-average common shares outstanding (thousands):	514,092	517,785	524,080	528,247	515,838	519,706	525,654	529,993
Effect of stock-based compensation	3,693	2,375	4,167	2,813	3,868	2,623	4,339	2,822
Weighted-average common shares outstanding—EPS	517,785	520,160	528,247	531,060	519,706	522,329	529,993	532,815

Earnings Per Share of Common Stock (dollars)	$1.06	1.06	0.94	0.93	2.08	2.07	1.66	1.65

Note 10—Debt

At both June 30, 2017, and December 31, 2016, we had no direct outstanding borrowings under our $5 billion revolving credit agreement, while $51 million in letters of credit had been issued that were supported by it. At June 30, 2017, there was $50 million outstanding under the $750 million revolving credit agreement of Phillips 66 Partners, compared with $210 million outstanding under the facility at December 31, 2016. Accordingly, as of June 30, 2017, an aggregate $5.6 billion of total capacity was available under these facilities.

Debt Repayments
In May 2017, we repaid $1,500 million of 2.95% Senior Notes upon maturity with the funding from the April 2017 debt issuances discussed below.

Also in May 2017, we repaid $135 million of MSLP 8.85% Senior Notes due in 2019. This debt was assumed as a result of the MSLP acquisition. See Note 5—Business Combinations for additional information regarding MSLP.

Debt Issuances
On April 21, 2017, Phillips 66 completed a private offering of $600 million aggregate principal amount of unsecured notes consisting of:

•	$300 million of floating rate Notes due 2019.

•	$300 million of floating rate Notes due 2020.

The notes are guaranteed by Phillips 66 Company, a wholly owned subsidiary. Phillips 66 used the net proceeds from the notes, together with a portion of the proceeds from $900 million of term loans received in late April 2017 and discussed below, to repay its outstanding 2.95% Senior Notes upon maturity in May 2017, for capital expenditures and for general corporate purposes.

Interest on these notes is a floating rate equal to three-month LIBOR plus 0.65% per annum for the 2019 Notes and three-month LIBOR plus 0.75% per annum for the 2020 Notes. Interest on both series of notes is payable quarterly in arrears on January 15, April 15, July 15 and October 15, commencing in July 2017. The 2019 Notes mature on April 15, 2019, and the 2020 Notes mature on April 15, 2020.

The term loans consist of a $450 million 364-day facility and a $450 million three-year facility. Interest on the term loans is a floating rate based on either the Eurodollar rate or the reference rate, plus a margin determined by our long-term credit ratings.

Note 11—Guarantees

At June 30, 2017, we were liable for certain contingent obligations under various contractual arrangements as described below. We recognize a liability, at inception, for the fair value of our obligation as a guarantor for newly issued or modified guarantees. Unless the carrying amount of the liability is noted below, we have not recognized a liability either because the guarantees were issued prior to December 31, 2002, or because the fair value of the obligation is immaterial. In addition, unless otherwise stated, we are not currently performing with any significance under the guarantee and expect future performance to be either immaterial or have only a remote chance of occurrence.

Guarantees of Joint Venture Debt
In December 2016, as part of the restructuring within DCP Midstream, LLC (DCP Midstream) which occurred effective January 1, 2017, we issued a guarantee in support of DCP Midstream’s debt issued in the first quarter of 2017. At June 30, 2017, the maximum potential amount of future payments to third parties under the guarantee was estimated to be $188 million.  Payment would be required if DCP Midstream defaults on this debt obligation, which matures in 2019.

Other Guarantees
In 2016, the operating lease commenced on our headquarters facility in Houston, Texas. Under this lease agreement, we have a residual value guarantee with a maximum future exposure of $554 million. The operating lease has a term of five years and provides us the option, at the end of the lease term, to request to renew the lease, purchase the facility or assist the lessor in marketing it for resale.

We have residual value guarantees associated with railcar and airplane leases with maximum future exposures totaling $350 million. At year-end 2016, based on an outside appraisal of the railcars’ fair value at the end of their lease terms, we estimated a total residual value deficiency of $94 million and recognized $28 million as expense in 2016.  During the first six months of 2017, we recognized an additional $24 million of the residual value deficiency.  At June 30, 2017, the remaining residual value deficiency was $42 million. This deficiency will be recognized on a straight-line basis with approximately 40 percent recognized through October 2017 and the remaining 60 percent recognized through May 2019.

Indemnifications
Over the years, we have entered into various agreements to sell ownership interests in certain corporations, joint ventures and assets that gave rise to qualifying indemnifications. Agreements associated with these sales include indemnifications for taxes, litigation, environmental liabilities, permits and licenses and employee claims; and real estate indemnity against tenant defaults. The provisions of these indemnifications vary greatly. The majority of these indemnifications are related to environmental issues with generally indefinite terms, and the maximum amount of future payments is generally unlimited. The carrying amount recorded for indemnifications at June 30, 2017, was $197 million.

We amortize the indemnification liability over the relevant time period, if one exists, based on the facts and circumstances surrounding each type of indemnity. In cases where the indemnification term is indefinite, we will reverse the liability when we have information the liability is essentially relieved or amortize the liability over an appropriate time period as the fair value of our indemnification exposure declines. Although it is reasonably possible future payments may exceed amounts recorded, due to the nature of the indemnifications, it is not possible to make a reasonable estimate of the maximum potential amount of future payments. Included in the recorded carrying amount were $106 million of environmental accruals for known contamination that were primarily included in the “Asset retirement obligations and accrued environmental costs” line of our consolidated balance sheet at June 30, 2017. For additional information about environmental liabilities, see Note 12—Contingencies and Commitments.

Indemnification and Release Agreement
In 2012, in connection with our separation from ConocoPhillips (the Separation), we entered into the Indemnification and Release Agreement. This agreement governs the treatment between ConocoPhillips and us of matters relating to indemnification, insurance, litigation responsibility and management, and litigation document sharing and cooperation arising in connection with the Separation. Generally, the agreement provides for cross-indemnities principally designed to place financial responsibility for the obligations and liabilities of our business with us and financial responsibility for the obligations and liabilities of ConocoPhillips’ business with ConocoPhillips. The agreement also establishes procedures for handling claims subject to indemnification and related matters.

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

Environmental
We are subject to international, federal, state and local environmental laws and regulations. When we prepare our consolidated financial statements, we record accruals for environmental liabilities based on management’s best estimates, using all information available at the time. We measure estimates and base contingent liabilities on currently available facts, existing technology and presently enacted laws and regulations, taking into account stakeholder and business considerations. When measuring contingent environmental liabilities, we also consider our prior experience in remediation of contaminated sites, other companies’ cleanup experience, and data released by the U.S. Environmental Protection Agency (EPA) or other organizations. We consider unasserted claims in our determination of environmental liabilities, and we accrue them in the period they are both probable and reasonably estimable.

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

We are currently participating in environmental assessments and cleanups at numerous federal Superfund and comparable state sites. After an assessment of environmental exposures for cleanup and other costs, we make accruals on an undiscounted basis (except those pertaining to sites acquired in a purchase business combination, which we record on a discounted basis) for planned investigation and remediation activities for sites where it is probable future costs will be incurred and these costs can be reasonably estimated. At June 30, 2017, our total environmental accrual was $476 million, compared with $496 million at December 31, 2016. We expect to incur a substantial amount of these expenditures within the next 30 years. We have not reduced these accruals for possible insurance recoveries. In the future, we may be involved in additional environmental assessments, cleanups and proceedings.

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

At June 30, 2017, we had performance obligations secured by letters of credit and bank guarantees of $431 million (of which $51 million was issued under the provisions of our revolving credit facility, and the remainder was issued as direct bank letters of credit and bank guarantees) related to various purchase and other commitments incident to the ordinary conduct of business.

Note 13—Derivatives and Financial Instruments

Derivative Instruments
We use financial and commodity-based derivative contracts to manage exposures to fluctuations in commodity prices, interest rates and foreign currency exchange rates, or to capture market opportunities. Because we do not apply hedge accounting for commodity derivative contracts, all realized or unrealized gains and losses from commodity derivative contracts are recognized in our consolidated statement of income. Gains and losses from derivative contracts held for trading not directly related to our physical business are reported net in the “Other income” line on our consolidated statement of income. Cash flows from all our derivative activity for the periods presented appear in the operating section of our consolidated statement of cash flows.

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

Commodity Derivative Contracts—We sell into or receive supply from the worldwide crude oil, refined products, NGL, natural gas and electric power markets, exposing our revenues, purchases, cost of operating activities and cash flows to fluctuations in the prices for these commodities. Generally, our policy is to remain exposed to the market prices of commodities; however, we use futures, forwards, swaps and options in various markets to balance physical systems, meet customer needs, manage price exposures on specific transactions, and do a limited, immaterial amount of trading not directly related to our physical business, all of which may reduce our exposure to fluctuations in market prices. We also use the market knowledge gained from these activities to capture market opportunities such as moving physical commodities to more profitable locations, storing commodities to capture seasonal or time premiums, and blending commodities to capture quality upgrades.

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

	Millions of Dollars
	June 30, 2017
	Commodity Derivatives		Effect of Collateral Netting	Net Carrying Value Presented on the Balance Sheet
	Assets	Liabilities

Assets
Prepaid expenses and other current assets	$400	(318)	(16)	66
Other assets	4	(2)	—	2
Liabilities
Other accruals	224	(257)	11	(22)
Other liabilities and deferred credits	—	(1)	—	(1)
Total	$628	(578)	(5)	45

	Millions of Dollars
	December 31, 2016
	Commodity Derivatives		Effect of Collateral Netting	Net Carrying Value Presented on the Balance Sheet
	Assets	Liabilities

Assets
Prepaid expenses and other current assets	$267	(154)	—	113
Other assets	5	(1)	—	4
Liabilities
Other accruals	474	(612)	73	(65)
Other liabilities and deferred credits	—	(1)	—	(1)
Total	$746	(768)	73	51

At June 30, 2017, and December 31, 2016, there was no material cash collateral received or paid that was not offset on the consolidated balance sheet.

The gains (losses) incurred from commodity derivatives, and the line items where they appear on our consolidated statement of income, were:

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016

Sales and other operating revenues	$87	(182)	155	(268)
Other income	4	7	13	16
Purchased crude oil and products	82	(89)	127	(125)
Net gain (loss) from commodity derivative activity	$173	(264)	295	(377)

The following table summarizes our material net exposures resulting from outstanding commodity derivative contracts. These financial and physical derivative contracts are primarily used to manage price exposure on our underlying operations. The underlying exposures may be from non-derivative positions such as inventory volumes. Financial derivative contracts may also offset physical derivative contracts, such as forward sales contracts. The percentage of our derivative contract volumes expiring within the next 12 months was at least 97 percent at June 30, 2017, and December 31, 2016.

	Open Position Long/(Short)
	June 30 2017	December 31 2016
Commodity
Crude oil, refined products and NGL (millions of barrels)	(27)	(18)

Interest Rate Derivative Contracts—In 2016, we entered into interest rate swaps to hedge the variability of anticipated lease payments on our new headquarters. These monthly lease payments will vary based on monthly changes in the one-month LIBOR and changes, if any, in the Company’s credit rating over the five-year term of the lease. The pay-fixed, receive-floating interest rate swaps have an aggregate notional value of $650 million and end on April 25, 2021. They qualify for and are designated as cash-flow hedges.

The aggregate net fair value of these swaps, which is included in the “Other accruals” and “Other assets” lines of our consolidated balance sheet, amounted to $8 million at both June 30, 2017, and December 31, 2016.

We report the effective portion of the mark-to-market gain or loss on our interest rate swaps designated and qualifying as a cash flow hedging instrument as a component of other comprehensive income (loss) and reclassify such gains and losses into earnings in the same period during which the hedged forecasted transaction affects earnings. Gains and losses due to ineffectiveness are recognized in general and administrative expenses. We did not recognize any material hedge ineffectiveness gain or loss in the consolidated income statement for the three- and six-month periods ended June 30, 2017 and 2016. Net realized loss from settlements of the swaps was immaterial for the three- and six-month periods ended June 30, 2017 and 2016.

We currently estimate that pre-tax losses of less than $1 million will be reclassified from accumulated other comprehensive income (loss) into general and administrative expenses during the next twelve months as the hedged transactions settle; however, the actual amounts that will be reclassified will vary based on changes in interest rates.

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

Our trade receivables result primarily from the sale of products from, or related to, our refinery operations and reflect a broad national and international customer base, which limits our exposure to concentrations of credit risk. The majority of these receivables have payment terms of 30 days or less. We continually monitor this exposure and the creditworthiness of the counterparties and recognize bad debt expense based on historical write-off experience or specific counterparty collectability. Generally, we do not require collateral to limit the exposure to loss; however, we will sometimes use letters of credit, prepayments or master netting arrangements to mitigate credit risk with counterparties that both buy from and sell to us, as these agreements permit the amounts owed by us or owed to others to be offset against amounts due to us.

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

The aggregate fair values of all derivative instruments with such credit-risk-related contingent features that were in a liability position were not material at June 30, 2017, or December 31, 2016.

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

We classify the fair value of an asset or liability based on the lowest level of input significant to its measurement; however, the fair value of an asset or liability initially reported as Level 3 will be subsequently reported as Level 2 if the unobservable inputs become inconsequential to its measurement or corroborating market data becomes available. Conversely, an asset or liability initially reported as Level 2 will be subsequently reported as Level 3 if corroborating market data becomes unavailable. For the six-month period ended June 30, 2017, derivative assets with an aggregate value of $55 million and derivative liabilities with an aggregate value of $56 million were transferred into Level 1 from Level 2, as measured from the beginning of the reporting period. The measurements were reclassified within the fair value hierarchy due to the availability of unadjusted quoted prices from an active market.

We used the following methods and assumptions to estimate the fair value of financial instruments:

•	Cash and cash equivalents—The carrying amount reported on the consolidated balance sheet approximates fair value.

•	Accounts and notes receivable—The carrying amount reported on the consolidated balance sheet approximates fair value.

•
Derivative instruments—We fair value our exchange-traded contracts based on quoted market prices obtained from the New York Mercantile Exchange, the Intercontinental Exchange or other exchanges, and classify them as Level 1 in the fair value hierarchy. When exchange-cleared contracts lack sufficient liquidity or are valued using either adjusted exchange-provided prices or non-exchange quotes, we classify those contracts as Level 2.

OTC financial swaps and physical commodity forward purchase and sales contracts are generally valued using forward quotes provided by brokers and price index developers such as Platts and Oil Price Information Service. We corroborate these quotes with market data and classify the resulting fair values as Level 2. When forward market prices are not available, we estimate fair value using the forward price of a similar commodity, adjusted for the difference in quality or location. In certain less liquid markets or for longer-term contracts, forward prices are not as readily available. In these circumstances, OTC swaps and physical commodity purchase and sales contracts are valued using internally developed methodologies that consider historical relationships among various commodities that result in management’s best estimate of fair value. We classify these contracts as Level 3. Financial OTC and physical commodity options are valued using industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors and contractual prices for the underlying instruments, as well as other relevant economic measures. The degree to which these inputs are observable in the forward markets determines whether the options are classified as Level 2 or 3. We use a mid-market pricing convention (the mid-point between bid and ask prices). When appropriate, valuations are adjusted to reflect credit considerations, generally based on available market evidence.
We determine the fair value of our interest rate swaps based upon observed market valuations for interest rate swaps that have notionals, terms and pay and reset frequencies similar to ours.

•
Rabbi trust assets—The deferred compensation investments are measured at fair value using unadjusted prices available from national securities exchanges; therefore, these assets are categorized as Level 1 in the fair value hierarchy.

•	Debt—The carrying amount of our floating-rate debt approximates fair value. The fair value of our fixed-rate debt is estimated based on observable quotes.

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

We have master netting agreements for all of our exchange-cleared derivative instruments, the majority of our OTC derivative instruments and certain physical commodity forward contracts (primarily pipeline crude oil deliveries). The following tables show the impact of these contracts in the column “Effect of Counterparty Netting.”

The carrying values and fair values by hierarchy of our material financial instruments and commodity forward contracts, either carried or disclosed at fair value, including any effects of netting derivative assets with liabilities and netting collateral due to right of setoff or master netting agreements, were:

	Millions of Dollars
	June 30, 2017
	Fair Value Hierarchy			Total Fair Value of Gross Assets & Liabilities	Effect of Counterparty Netting	Effect of Collateral Netting	Difference in Carrying Value and Fair Value	Net Carrying Value Presented on the Balance Sheet
	Level 1	Level 2	Level 3
Commodity Derivative Assets
Exchange-cleared instruments	$327	275	—	602	(543)	(16)	—	43
OTC instruments	—	2	—	2	(1)	—	—	1
Physical forward contracts	—	23	1	24	—	—	—	24
Interest rate derivatives	—	8	—	8	—	—	—	8
Rabbi trust assets	108	—	—	108	N/A	N/A	—	108
	$435	308	1	744	(544)	(16)	—	184

Commodity Derivative Liabilities
Exchange-cleared instruments	$275	280	—	555	(543)	(11)	—	1
OTC instruments	—	2	—	2	(1)	—	—	1
Physical forward contracts	—	17	4	21	—	—	—	21
Floating-rate debt	100	1,550	—	1,650	N/A	N/A	—	1,650
Fixed-rate debt, excluding capital leases	—	8,760	—	8,760	N/A	N/A	(639)	8,121
	$375	10,609	4	10,988	(544)	(11)	(639)	9,794

	Millions of Dollars
	December 31, 2016
	Fair Value Hierarchy			Total Fair Value of Gross Assets & Liabilities	Effect of Counterparty Netting	Effect of Collateral Netting	Difference in Carrying Value and Fair Value	Net Carrying Value Presented on the Balance Sheet
	Level 1	Level 2	Level 3
Commodity Derivative Assets
Exchange-cleared instruments	$273	371	—	644	(628)	—	—	16
OTC instruments	—	6	—	6	(1)	—	—	5
Physical forward contracts	—	94	2	96	—	—	—	96
Interest rate derivatives	—	8	—	8	—	—	—	8
Rabbi trust assets	97	—	—	97	N/A	N/A	—	97
	$370	479	2	851	(629)	—	—	222

Commodity Derivative Liabilities
Exchange-cleared instruments	$249	452	—	701	(628)	(73)	—	—
OTC instruments	—	1	—	1	(1)	—	—	—
Physical forward contracts	—	61	5	66	—	—	—	66
Floating-rate debt	50	210	—	260	N/A	N/A	—	260
Fixed-rate debt, excluding capital leases	—	10,260	—	10,260	N/A	N/A	(570)	9,690
	$299	10,984	5	11,288	(629)	(73)	(570)	10,016

The rabbi trust assets appear on our consolidated balance sheet in the “Investments and long-term receivables” line, while the floating-rate and fixed-rate debt appear in the “Short-term debt” and “Long-term debt” lines. For information regarding the location of our commodity derivative assets and liabilities on our consolidated balance sheet, see the first table in Note 13—Derivatives and Financial Instruments.

Nonrecurring Fair Value Measurements
See Note 5—Business Combinations for remeasurement of our investment in MSLP to fair value. During the six months ended June 30, 2017 and 2016, there were no other material nonrecurring fair value remeasurements of assets subsequent to their initial recognition.

Note 15—Employee Benefit Plans

Pension and Postretirement Plans
The components of net periodic benefit cost for the three- and six-month periods ended June 30, 2017 and 2016, were as follows:

	Millions of Dollars
	Pension Benefits				Other Benefits
	2017		2016		2017	2016
	U.S.	Int’l.	U.S.	Int’l.
Components of Net Periodic Benefit Cost
Three Months Ended June 30
Service cost	$33	9	32	9	2	2
Interest cost	27	7	29	8	2	2
Expected return on plan assets	(36)	(9)	(32)	(10)	—	—
Amortization of prior service credit	—	(1)	—	(1)	(1)	(1)
Recognized net actuarial loss	18	6	18	3	—	—
Settlements	54	—	—	—	—	—
Net periodic benefit cost	$96	12	47	9	3	3

Six Months Ended June 30
Service cost	$66	17	64	18	3	4
Interest cost	54	13	58	15	4	4
Expected return on plan assets	(73)	(19)	(64)	(20)	—	—
Amortization of prior service cost (credit)	1	(1)	1	(1)	(1)	(1)
Recognized net actuarial loss	35	12	36	7	—	—
Settlements	55	—	3	—	—	—
Net periodic benefit cost	$138	22	98	19	6	7

During the first half of 2017, we contributed $15 million to our U.S. benefit plans and $17 million to our international benefit plans. We currently expect to make additional contributions of approximately $425 million to our U.S. benefit plans and $18 million to our international benefit plans during the remainder of 2017.

For our U.S. pension plans, lump-sum benefit payments will exceed the sum of service and interest costs for the year. As a result, we have recognized a proportionate share of prior actuarial losses, or pension settlement expense, totaling $55 million for the six months ended June 30, 2017.

Note 16—Accumulated Other Comprehensive Income (Loss)

The following table depicts changes in accumulated other comprehensive income (loss) by component, as well as detail on reclassifications out of accumulated other comprehensive income (loss):

	Millions of Dollars
	Defined Benefit Plans	Foreign Currency Translation	Hedging	Accumulated Other Comprehensive Income (Loss)

December 31, 2015	$(662)	11	(2)	(653)
Other comprehensive income (loss) before reclassifications	6	(125)	(10)	(129)
Amounts reclassified from accumulated other comprehensive income (loss)*
Amortization of defined benefit plan items**
Actuarial losses and settlements	30	—	—	30
Net current period other comprehensive income (loss)	36	(125)	(10)	(99)
June 30, 2016	$(626)	(114)	(12)	(752)

December 31, 2016	$(713)	(285)	3	(995)
Other comprehensive income before reclassifications	3	119	—	122
Amounts reclassified from accumulated other comprehensive income (loss)*
Amortization of defined benefit plan items**
Actuarial losses and settlements	64	—	—	64
Net current period other comprehensive income	67	119	—	186
June 30, 2017	$(646)	(166)	3	(809)
* There were no significant reclassifications related to foreign currency translation or hedging.
** These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit cost (see Note 15—Employee Benefit Plans, for additional information).

Note 17— Restricted Cash

As of June 30, 2017, and December 31, 2016, the company did not have any restricted cash. The restrictions on the cash acquired in early 2017, as a result of the consolidation of MSLP, were removed in the second quarter of 2017 when MSLP’s outstanding debt that contained lender restrictions on the use of cash was paid in full. See Note 10—Debt for additional information.

Note 18—Related Party Transactions

Significant transactions with related parties were:

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016

Operating revenues and other income (a)	$569	549	1,140	956
Purchases (b)	2,231	2,148	4,375	3,651
Operating expenses and selling, general and administrative expenses (c)	13	28	39	61

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

We evaluate segment performance based on net income attributable to Phillips 66. Intersegment sales are at prices that approximate market.

Analysis of Results by Operating Segment

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
Sales and Other Operating Revenues
Midstream
Total sales	$1,375	919	3,034	1,850
Intersegment eliminations	(389)	(278)	(827)	(570)
Total Midstream	986	641	2,207	1,280
Chemicals	1	1	2	2
Refining
Total sales	15,223	13,539	29,515	23,777
Intersegment eliminations	(9,510)	(9,246)	(18,180)	(15,805)
Total Refining	5,713	4,293	11,335	7,972
Marketing and Specialties
Total sales	17,650	17,180	34,016	30,528
Intersegment eliminations	(270)	(274)	(594)	(540)
Total Marketing and Specialties	17,380	16,906	33,422	29,988
Corporate and Other	7	8	15	16
Consolidated sales and other operating revenues	$24,087	21,849	46,981	39,258

Net Income (Loss) Attributable to Phillips 66
Midstream	$59	39	136	104
Chemicals	196	190	377	346
Refining	224	149	483	235
Marketing and Specialties	214	229	355	434
Corporate and Other	(143)	(111)	(266)	(238)
Consolidated net income attributable to Phillips 66	$550	496	1,085	881

	Millions of Dollars
	June 30 2017	December 31 2016
Total Assets
Midstream	$12,546	12,832
Chemicals	6,033	5,802
Refining	23,635	22,825
Marketing and Specialties	6,089	6,227
Corporate and Other	3,525	3,967
Consolidated total assets	$51,828	51,653

Note 20—Income Taxes

Our effective tax rates for the second quarter and the first six months of 2017 were 31 percent and 30 percent, respectively, compared with 28 percent and 31 percent for the corresponding periods of 2016.

The increase in the effective tax rate for the second quarter of 2017 was primarily attributable to a favorable U.K. audit settlement in the second quarter of 2016.

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

In June 2016, Phillips 66 Partners began issuing common units under a continuous offering program, which allows for the issuance of up to an aggregate of $250 million of Phillips 66 Partners’ common units, in amounts, at prices and on terms to be determined by market conditions and other factors at the time of the offerings (such continuous offering program, or at-the-market program, referred to as the ATM program). For the three and six months ended June 30, 2017, on a settlement-date basis, Phillips 66 Partners issued 2,578,608 and 3,323,576 common units, respectively, under the ATM program, which generated net proceeds of $131 million and $171 million, respectively. From inception through June 30, 2017, Phillips 66 Partners has issued an aggregate of 3,669,728 common units under the ATM program, generating net proceeds of $190 million.

At June 30, 2017, we owned a 57 percent limited partner interest and a 2 percent general partner interest in Phillips 66 Partners, while the public owned a 41 percent limited partner interest. We consolidate Phillips 66 Partners as a variable interest entity for financial reporting purposes. See Note 3—Variable Interest Entities (VIEs), for additional information on why we consolidate the partnership. As a result of this consolidation, the public unitholders’ ownership interest in Phillips 66 Partners is reflected as a noncontrolling interest in our financial statements.

Note 22—New Accounting Standards

In February 2017, the FASB issued ASU No. 2017-05, “Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets.” This ASU clarifies the scope and accounting for the sale or transfer of nonfinancial assets and in substance nonfinancial assets to noncustomers, including partial sales.  This ASU will eliminate the use of carryover basis for most nonmonetary exchanges, including contributions of assets to equity method joint ventures.  These amendments could result in the entity recognizing a gain or loss on the sale or transfer of nonfinancial assets.  Public entities should apply the guidance in ASU No. 2017-05 to annual periods beginning after December 15, 2017, including interim periods within those periods.  We are currently evaluating the provisions of ASU No. 2017-05.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business,” which clarifies the definition of a business with the objective of adding guidance to assist in evaluating whether transactions should be accounted for as acquisitions of assets or businesses. The amendment provides a screen for determining when a transaction involves an acquisition of a business. If substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, then the transaction is not considered an acquisition of a business. If the screen is not met, then the amendment requires that to be considered a business, the operation must include at a minimum an input and a substantive process that together significantly contribute to the ability to create an output. The guidance may reduce the number of transactions accounted for as business acquisitions. Public business entities should apply the guidance in ASU No. 2017-01 to annual periods beginning after December 15, 2017, including interim periods within those periods, with early adoption permitted. The amendments should be applied prospectively, and no disclosures are required at the effective date. We are currently evaluating the provisions of ASU No. 2017-01.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” In the new standard, the FASB modified its determination of whether a contract is a lease rather than whether a lease is a capital or operating lease under the previous accounting principles generally accepted in the United States (GAAP). A contract represents a lease if a transfer of control occurs over an identified property, plant or equipment for a period of time in exchange for consideration. Control over the use of the identified asset includes the right to obtain substantially all of the economic benefits from the use of the asset and the right to direct its use. The FASB continued to maintain two classifications of leases—financing and operating—which are substantially similar to capital and operating leases in the previous lease guidance. Under the new standard, recognition of assets and liabilities arising from operating leases will require recognition on the balance sheet. The effect of all leases in the statement of comprehensive income and the statement of cash flows will be largely unchanged. Lessor accounting will also be largely unchanged. Additional disclosures will be required for financing and operating leases for both lessors and lessees. Public business entities should apply the guidance in ASU No. 2016-02 for annual periods beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted. Entities are required to adopt the ASU using a modified retrospective approach, subject to certain optional practical expedients, and apply the provisions of ASU No. 2016-02 to leasing arrangements existing at or entered into after the earliest comparative period presented in the financial statements. We are currently evaluating the provisions of ASU No. 2016-02 and assessing its impact on our financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” This ASU and other related updates issued are intended to improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets and expand disclosure requirements. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date.” The amendment in this ASU defers the effective date of ASU No. 2014-09 for all entities for one year. Public business entities should apply the guidance in ASU No. 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. As part of our assessment work-to-date, we have formed an implementation work team, completed training on the new ASU’s revenue recognition model and are continuing our contract review and documentation. Our expectation is to adopt the standard on January 1, 2018, using the modified retrospective application. In addition, we expect to present revenue net of sales-based taxes collected from our customers resulting in no impact to earnings. Sales-based taxes include excise taxes on petroleum product sales as noted on our consolidated statement of income. Our evaluation of the new ASU is ongoing, which includes understanding the impact of adoption on earnings from equity method investments. Based on our analysis to-date, we have not identified any other material impact on our financial statements other than disclosures.

Note 23—Condensed Consolidating Financial Information

Phillips 66 has issued $6 billion of senior notes, the payment obligations of which are fully and unconditionally guaranteed by Phillips 66 Company, a 100-percent-owned subsidiary. The following condensed consolidating financial information presents the results of operations, financial position and cash flows for:

•	Phillips 66 and Phillips 66 Company (in each case, reflecting investments in subsidiaries utilizing the equity method of accounting).

•	All other nonguarantor subsidiaries.

•	The consolidating adjustments necessary to present Phillips 66’s results on a consolidated basis.

This condensed consolidating financial information should be read in conjunction with the accompanying consolidated financial statements and notes.

	Millions of Dollars
	Three Months Ended June 30, 2017
Statement of Income	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Revenues and Other Income
Sales and other operating revenues	$—	17,653	6,434	—	24,087
Equity in earnings of affiliates	608	585	121	(852)	462
Net gain (loss) on dispositions	—	(1)	15	—	14
Other income	—	9	9	—	18
Intercompany revenues	—	222	2,942	(3,164)	—
Total Revenues and Other Income	608	18,468	9,521	(4,016)	24,581

Costs and Expenses
Purchased crude oil and products	—	14,757	6,685	(3,089)	18,353
Operating expenses	—	891	266	(20)	1,137
Selling, general and administrative expenses	1	335	106	(3)	439
Depreciation and amortization	—	218	102	—	320
Impairments	—	15	—	—	15
Taxes other than income taxes	—	1,451	1,905	—	3,356
Accretion on discounted liabilities	—	5	1	—	6
Interest and debt expense	87	14	58	(52)	107
Total Costs and Expenses	88	17,686	9,123	(3,164)	23,733
Income before income taxes	520	782	398	(852)	848
Provision (benefit) for income taxes	(30)	174	123	—	267
Net Income	550	608	275	(852)	581
Less: net income attributable to noncontrolling interests	—	—	31	—	31
Net Income Attributable to Phillips 66	$550	608	244	(852)	550

Comprehensive Income	$693	751	372	(1,092)	724

	Millions of Dollars
	Three Months Ended June 30, 2016
Statement of Income	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Revenues and Other Income
Sales and other operating revenues	$—	15,237	6,612	—	21,849
Equity in earnings of affiliates	556	487	74	(682)	435
Net gain on dispositions	—	—	6	—	6
Other income	—	9	8	—	17
Intercompany revenues	—	219	2,126	(2,345)	—
Total Revenues and Other Income	556	15,952	8,826	(3,027)	22,307

Costs and Expenses
Purchased crude oil and products	—	12,473	6,014	(2,289)	16,198
Operating expenses	—	781	223	(10)	994
Selling, general and administrative expenses	1	313	109	(2)	421
Depreciation and amortization	—	203	87	—	290
Impairments	—	—	2	—	2
Taxes other than income taxes	—	1,397	2,197	—	3,594
Accretion on discounted liabilities	—	4	1	—	5
Interest and debt expense	91	9	27	(44)	83
Total Costs and Expenses	92	15,180	8,660	(2,345)	21,587
Income before income taxes	464	772	166	(682)	720
Provision (benefit) for income taxes	(32)	216	20	—	204
Net Income	496	556	146	(682)	516
Less: net income attributable to noncontrolling interests	—	—	20	—	20
Net Income Attributable to Phillips 66	$496	556	126	(682)	496

Comprehensive Income	$401	461	39	(480)	421

	Millions of Dollars
	Six Months Ended June 30, 2017
Statement of Income	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Revenues and Other Income
Sales and other operating revenues	$—	33,903	13,078	—	46,981
Equity in earnings of affiliates	1,203	1,069	236	(1,681)	827
Net gain on dispositions	—	—	15	—	15
Other income	—	435	35	—	470
Intercompany revenues	—	650	5,849	(6,499)	—
Total Revenues and Other Income	1,203	36,057	19,213	(8,180)	48,293

Costs and Expenses
Purchased crude oil and products	—	28,641	13,745	(6,354)	36,032
Operating expenses	—	1,922	521	(36)	2,407
Selling, general and administrative expenses	4	624	200	(5)	823
Depreciation and amortization	—	432	203	—	635
Impairments	—	17	—	—	17
Taxes other than income taxes	—	2,823	3,689	—	6,512
Accretion on discounted liabilities	—	9	2	—	11
Interest and debt expense	177	26	113	(104)	212
Foreign currency transaction gains	—	—	(1)	—	(1)
Total Costs and Expenses	181	34,494	18,472	(6,499)	46,648
Income before income taxes	1,022	1,563	741	(1,681)	1,645
Provision (benefit) for income taxes	(63)	360	204	—	501
Net Income	1,085	1,203	537	(1,681)	1,144
Less: net income attributable to noncontrolling interests	—	—	59	—	59
Net Income Attributable to Phillips 66	$1,085	1,203	478	(1,681)	1,085

Comprehensive Income	$1,271	1,389	662	(1,992)	1,330

	Millions of Dollars
	Six Months Ended June 30, 2016
Statement of Income	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Revenues and Other Income
Sales and other operating revenues	$—	26,935	12,323	—	39,258
Equity in earnings of affiliates	1,003	885	160	(1,280)	768
Net gain on dispositions	—	—	6	—	6
Other income	—	24	11	—	35
Intercompany revenues	—	397	3,713	(4,110)	—
Total Revenues and Other Income	1,003	28,241	16,213	(5,390)	40,067

Costs and Expenses
Purchased crude oil and products	—	21,467	10,659	(3,998)	28,128
Operating expenses	—	1,613	422	(18)	2,017
Selling, general and administrative expenses	4	600	208	(5)	807
Depreciation and amortization	—	403	167	—	570
Impairments	—	—	2	—	2
Taxes other than income taxes	—	2,741	4,314	—	7,055
Accretion on discounted liabilities	—	8	2	—	10
Interest and debt expense	184	17	57	(89)	169
Foreign currency transaction gains	—	—	(7)	—	(7)
Total Costs and Expenses	188	26,849	15,824	(4,110)	38,751
Income before income taxes	815	1,392	389	(1,280)	1,316
Provision (benefit) for income taxes	(66)	389	79	—	402
Net Income	881	1,003	310	(1,280)	914
Less: net income attributable to noncontrolling interests	—	—	33	—	33
Net Income Attributable to Phillips 66	$881	1,003	277	(1,280)	881

Comprehensive Income	$782	904	191	(1,062)	815

	Millions of Dollars
	June 30, 2017
Balance Sheet	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Assets
Cash and cash equivalents	$—	541	1,620	—	2,161
Accounts and notes receivable	10	3,997	3,543	(1,956)	5,594
Inventories	—	2,855	1,390	—	4,245
Prepaid expenses and other current assets	1	318	137	—	456
Total Current Assets	11	7,711	6,690	(1,956)	12,456
Investments and long-term receivables	30,151	22,151	8,991	(47,786)	13,507
Net properties, plants and equipment	—	13,077	8,216	—	21,293
Goodwill	—	2,853	417	—	3,270
Intangibles	—	726	163	—	889
Other assets	14	241	161	(3)	413
Total Assets	$30,176	46,759	24,638	(49,745)	51,828

Liabilities and Equity
Accounts payable	$—	5,638	2,873	(1,956)	6,555
Short-term debt	449	13	31	—	493
Accrued income and other taxes	—	397	496	—	893
Employee benefit obligations	—	315	44	—	359
Other accruals	54	341	179	—	574
Total Current Liabilities	503	6,704	3,623	(1,956)	8,874
Long-term debt	6,969	52	2,451	—	9,472
Asset retirement obligations and accrued environmental costs	—	461	164	—	625
Deferred income taxes	—	4,958	2,610	(3)	7,565
Employee benefit obligations	—	971	279	—	1,250
Other liabilities and deferred credits	307	3,854	3,989	(7,914)	236
Total Liabilities	7,779	17,000	13,116	(9,873)	28,022
Common stock	10,176	25,403	10,438	(35,841)	10,176
Retained earnings	13,030	5,165	(1)	(5,193)	13,001
Accumulated other comprehensive loss	(809)	(809)	(353)	1,162	(809)
Noncontrolling interests	—	—	1,438	—	1,438
Total Liabilities and Equity	$30,176	46,759	24,638	(49,745)	51,828

	Millions of Dollars
	December 31, 2016
Balance Sheet	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Assets
Cash and cash equivalents	$—	854	1,857	—	2,711
Accounts and notes receivable	13	4,336	3,276	(1,228)	6,397
Inventories	—	2,198	952	—	3,150
Prepaid expenses and other current assets	2	317	103	—	422
Total Current Assets	15	7,705	6,188	(1,228)	12,680
Investments and long-term receivables	31,165	22,733	8,588	(48,952)	13,534
Net properties, plants and equipment	—	13,044	7,811	—	20,855
Goodwill	—	2,853	417	—	3,270
Intangibles	—	719	169	—	888
Other assets	15	245	168	(2)	426
Total Assets	$31,195	47,299	23,341	(50,182)	51,653

Liabilities and Equity
Accounts payable	$—	5,626	2,663	(1,228)	7,061
Short-term debt	500	30	20	—	550
Accrued income and other taxes	—	348	457	—	805
Employee benefit obligations	—	475	52	—	527
Other accruals	59	371	90	—	520
Total Current Liabilities	559	6,850	3,282	(1,228)	9,463
Long-term debt	6,920	150	2,518	—	9,588
Asset retirement obligations and accrued environmental costs	—	501	154	—	655
Deferred income taxes	—	4,391	2,354	(2)	6,743
Employee benefit obligations	—	948	268	—	1,216
Other liabilities and deferred credits	1,297	3,337	4,060	(8,431)	263
Total Liabilities	8,776	16,177	12,636	(9,661)	27,928
Common stock	10,777	25,403	10,117	(35,520)	10,777
Retained earnings	12,637	6,714	(269)	(6,474)	12,608
Accumulated other comprehensive loss	(995)	(995)	(478)	1,473	(995)
Noncontrolling interests	—	—	1,335	—	1,335
Total Liabilities and Equity	$31,195	47,299	23,341	(50,182)	51,653

	Millions of Dollars
	Six Months Ended June 30, 2017
Statement of Cash Flows	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Cash Flows From Operating Activities
Net Cash Provided by Operating Activities	$1,143	701	1,104	(1,632)	1,316

Cash Flows From Investing Activities
Capital expenditures and investments*	—	(675)	(393)	140	(928)
Proceeds from asset dispositions**	—	2	49	—	51
Intercompany lending activities	256	855	(1,111)	—	—
Collection of advances/loans—related parties	—	75	250	—	325
Restricted cash received from consolidation of business	—	—	318	—	318
Other	—	(59)	(2)	—	(61)
Net Cash Provided by (Used in) Investing Activities	256	198	(889)	140	(295)

Cash Flows From Financing Activities
Issuance of debt	1,500	—	1,103	—	2,603
Repayment of debt	(1,500)	(10)	(1,400)	—	(2,910)
Issuance of common stock	6	—	—	—	6
Repurchase of common stock	(666)	—	—	—	(666)
Dividends paid on common stock	(686)	(1,202)	(430)	1,632	(686)
Distributions to noncontrolling interests	—	—	(54)	—	(54)
Net proceeds from issuance of Phillips 66 Partners LP common units	—	—	171	—	171
Other*	(53)	—	139	(140)	(54)
Net Cash Used in Financing Activities	(1,399)	(1,212)	(471)	1,492	(1,590)

Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	—	—	19	—	19

Net Change in Cash, Cash Equivalents and Restricted Cash	—	(313)	(237)	—	(550)
Cash, cash equivalents and restricted cash at beginning of period	—	854	1,857	—	2,711
Cash, Cash Equivalents and Restricted Cash at End of Period	$—	541	1,620	—	2,161
* Includes intercompany capital contributions.
** Includes return of investments in equity affiliates.

	Millions of Dollars
	Six Months Ended June 30, 2016
Statement of Cash Flows	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Cash Flows From Operating Activities
Net Cash Provided by Operating Activities	$2,486	1,259	876	(3,208)	1,413

Cash Flows From Investing Activities
Capital expenditures and investments*	—	(685)	(723)	38	(1,370)
Proceeds from asset dispositions**	—	3	12	—	15
Intercompany lending activities	(1,190)	2,295	(1,105)	—	—
Advances/loans—related parties	—	(75)	(107)	—	(182)
Other	—	13	(88)	—	(75)
Net Cash Provided by (Used in) Investing Activities	(1,190)	1,551	(2,011)	38	(1,612)

Cash Flows From Financing Activities
Issuance of debt	—	—	150	—	150
Repayment of debt	—	(11)	(155)	—	(166)
Issuance of common stock	9	—	—	—	9
Repurchase of common stock	(633)	—	—	—	(633)
Dividends paid on common stock	(625)	(2,528)	(680)	3,208	(625)
Distributions to noncontrolling interests	—	—	(28)	—	(28)
Net proceeds from issuance of Phillips 66 Partners LP common units	—	—	669	—	669
Other*	(47)	18	40	(38)	(27)
Net Cash Used in Financing Activities	(1,296)	(2,521)	(4)	3,170	(651)

Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	—	—	8	—	8

Net Change in Cash, Cash Equivalents and Restricted Cash	—	289	(1,131)	—	(842)
Cash, cash equivalents and restricted cash at beginning of period	—	575	2,499	—	3,074
Cash, Cash Equivalents and Restricted Cash at End of Period	$—	864	1,368	—	2,232
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

BUSINESS ENVIRONMENT AND EXECUTIVE OVERVIEW

Phillips 66 is an energy manufacturing and logistics company with midstream, chemicals, refining, and marketing and specialties businesses. At June 30, 2017, we had total assets of $52 billion. Our common stock trades on the New York Stock Exchange under the symbol PSX.

Executive Overview
We reported earnings of $550 million in the second quarter of 2017 and cash provided by operating activities of $1,865 million. In addition, Phillips 66 Partners raised net proceeds of $131 million from its continuous offering program of common units. We used available cash to fund capital expenditures and investments of $458 million, pay dividends of $360 million, repurchase $381 million of our common stock and reduce debt by $245 million. We ended the second quarter of 2017 with $2.2 billion of cash and cash equivalents and approximately $5.6 billion of total capacity available under our liquidity facilities.

Business Environment
Commodity prices, particularly West Texas Intermediate (WTI), trended lower during the second quarter of 2017, with the U.S. crude oil benchmark, WTI, declining from an average of $51.83 per barrel in the first quarter to $48.24 per barrel in the second quarter. The WTI discount to the international benchmark, Brent, narrowed from the first quarter average of $1.95 per barrel to $1.59 per barrel in the second quarter.  The sustained low-commodity-price environment had a variety of impacts, both favorable and unfavorable, on our businesses that vary by segment.

Earnings in the Midstream segment, which includes our 50 percent equity investment in DCP Midstream, LLC (DCP Midstream), are closely linked to natural gas liquids (NGL) prices, natural gas prices and crude oil prices. The fall in crude prices contributed to weakening NGL prices in the second quarter of 2017 compared with the first quarter of 2017. Higher NGL prices in the second quarter of 2017 compared with the second quarter of 2016 were due to the strengthening of the propane and butane markets as a result of lower inventories and higher exports. Average natural gas prices remained consistent compared with the first quarter of 2017, and improved compared with the second quarter of 2016, benefiting from lower inventory and supply.

The Chemicals segment consists of our 50 percent equity investment in Chevron Phillips Chemical Company LLC (CPChem). The chemicals and plastics industry is mainly a commodity-based industry where the margins for key products are based on supply and demand, as well as cost factors. The petrochemicals industry continues to experience lower ethylene cash costs in regions of the world where ethylene manufacturing is based upon NGL rather than crude-oil-derived feedstocks. In particular, companies with North American light NGL-based crackers have benefited from lower-priced feedstocks. The ethylene-to-polyethylene chain margins in the second quarter of 2017 improved moderately compared with the first quarter of 2017 and the second quarter of 2016 due to higher polyethylene prices.

The results of our Refining segment are driven by several factors including refining margins, cost control, refinery throughput, feedstock costs, product yields and turnaround activity. Industry crack spread indicators, the difference between market prices for refined products and crude oil, are used to estimate refining margins. The U.S. Gulf Coast 3:2:1 crack spread (three barrels of crude oil producing two barrels of gasoline and one barrel of diesel) increased seasonally in the second quarter of 2017 compared with the first quarter of 2017 and rose slightly when compared with the second quarter of 2016.

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

RESULTS OF OPERATIONS

Unless otherwise indicated, discussion of results for the three- and six-month periods ended June 30, 2017, is based on a comparison with the corresponding periods of 2016.

Consolidated Results
A summary of net income (loss) attributable to Phillips 66 by business segment follows:

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016

Midstream	$59	39	136	104
Chemicals	196	190	377	346
Refining	224	149	483	235
Marketing and Specialties	214	229	355	434
Corporate and Other	(143)	(111)	(266)	(238)
Net income attributable to Phillips 66	$550	496	1,085	881

Earnings for Phillips 66 increased $54 million, or 11 percent, in the second quarter of 2017, mainly reflecting:

•	Higher realized refining margins.

•	Improved equity earnings from DCP Midstream.

These increases were partially offset by:

•	Higher refining turnaround costs.

•	Higher interest and debt expense.

•	Lower U.S. realized marketing margins.

Earnings for Phillips 66 increased $204 million, or 23 percent, in the six-month period of 2017, mainly reflecting:

•	Recognition of a $261 million after-tax gain from the consolidation of Merey Sweeny, L.P. (MSLP).

•	Higher realized refining margins.

•	Improved equity earnings from DCP Midstream.

These increases were partially offset by:

•	Higher refining turnaround costs.

•	Lower realized U.S. marketing margins.

•	Higher interest and debt expense.

See the “Segment Results” section for additional information on our segment results.

Statement of Income Analysis

Sales and other operating revenues for the second quarter and six-month period of 2017 increased 10 percent and 20 percent, respectively, and purchased crude oil and products increased 13 percent and 28 percent, respectively. These increases were mainly due to higher prices for petroleum products, crude oil and NGL.

Other income increased $435 million in the six-month period of 2017. We recognized a noncash, pre-tax gain of $423 million in the first quarter of 2017 related to the consolidation of MSLP. See Note 5—Business Combinations, in the Notes to Consolidated Financial Statements, for additional information.

Operating expenses increased 14 percent in the second quarter of 2017 and increased 19 percent in the six-month period of 2017. The increases for both periods were mainly due to higher refining turnaround costs, transportation costs and costs related to our employee benefit plans. See Note 15—Employee Benefit Plans, in the Notes to Consolidated Financial Statements, for more information.

Depreciation and amortization increased 10 percent in the second quarter of 2017 and increased 11 percent in the six-month period of 2017, reflecting the impact of operations at the Freeport LPG Export Terminal and an increase in properties, plants and equipment.

Taxes other than income taxes decreased 7 percent in the second quarter of 2017 and decreased 8 percent in the six-month period of 2017. These decreases were mainly attributable to lower excise taxes from our U.K. operations as a result of the sale of the Whitegate Refinery and related marketing assets in September 2016.

Interest and debt expense increased 29 percent in the second quarter of 2017 and increased 25 percent in the six-month period of 2017. The increases were mainly due to higher average debt principal balances and lower capitalized interest due to the Freeport LPG Export Terminal beginning operations in the fourth quarter of 2016. These increases were partially offset by lower interest rates on debt issued in April 2017 to repay $1,500 million of 2.95% Senior Notes that came due in the second quarter of 2017.

Net income attributable to noncontrolling interest increased $11 million in the second quarter of 2017 and increased $26 million in the six-month period of 2017, reflecting the contribution of assets to Phillips 66 Partners during 2016.

See Note 20—Income Taxes, in the Notes to Consolidated Financial Statements, for information regarding our provision for income taxes and effective tax rates.

Segment Results

Midstream

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
	Millions of Dollars
Net Income (Loss) Attributable to Phillips 66
Transportation	$51	65	107	137
NGL	(5)	(17)	(1)	(28)
DCP Midstream	13	(9)	30	(5)
Total Midstream	$59	39	136	104

	Thousands of Barrels Daily
Transportation Volumes
Pipelines*	3,430	3,638	3,449	3,563
Terminals	2,581	2,442	2,489	2,325
Operating Statistics
NGL fractionated**	177	174	176	168
NGL extracted***	367	416	354	399
* Pipelines represent the sum of volumes transported through each separately tariffed pipeline segment, including our share of equity volumes from Yellowstone Pipe Line Company and Lake Charles Pipe Line Company.
** Excludes DCP Midstream.
*** Includes 100 percent of DCP Midstream’s volumes.

Dollars Per Gallon
Weighted Average NGL Price*
DCP Midstream	$0.55	0.46	0.57	0.41
* Based on index prices from the Mont Belvieu and Conway market hubs that are weighted by NGL component and location mix.

The Midstream segment gathers, processes, transports and markets natural gas; and transports, stores, fractionates and markets NGL in the United States. In addition, this segment transports crude oil and other feedstocks to our refineries and other locations, delivers refined and specialty products to market, and provides terminaling and storage services for crude oil and petroleum products. The segment also stores, refrigerates, and exports liquefied petroleum gas primarily to Asia and Europe. The Midstream segment includes our master limited partnership, Phillips 66 Partners LP, as well as our 50 percent equity investment in DCP Midstream.

Earnings from the Midstream segment increased $20 million in the second quarter of 2017, and increased $32 million in the six-month period of 2017.

Transportation earnings decreased $14 million in the second quarter of 2017 and $30 million in the six-month period of 2017. The decreases were mainly due to higher operating costs, primarily related to integrity and maintenance activities, and higher income attributable to noncontrolling interests, reflecting the contribution of assets to Phillips 66 Partners. These decreases were partially offset by improved volumes and earnings from equity affiliates in both the three- and six-month periods of 2017.

Results from our NGL business improved $12 million in the second quarter of 2017 and $27 million in the six-month period of 2017. Both periods benefited from higher realized margins, which include results from the Freeport LPG Export Terminal. The increases were partially offset by higher depreciation expense and operating costs, primarily related to the Freeport LPG Export Terminal, in both the three- and six-month periods of 2017.

Earnings from our investment in DCP Midstream increased $22 million in the second quarter of 2017. The increase was mainly driven by improved hedging results and higher commodity prices, partially offset by lower volumes. Earnings from our investment in DCP Midstream increased $35 million in the six-month period of 2017. The increase was mainly driven by improved hedging results and higher commodity prices. The increase was partially offset by a favorable legal settlement recognized in 2016 and lower volumes in the six-month period of 2017. In addition, the increases in both periods in 2017 reflect the gain recognized from the sale of a non-core gathering system in the second quarter of 2017.

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

See the “Business Environment and Executive Overview” section for information on market factors impacting this quarter’s results.

Chemicals

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
	Millions of Dollars

Net Income Attributable to Phillips 66	$196	190	377	346

	Millions of Pounds
CPChem Externally Marketed Sales Volumes*
Olefins and Polyolefins (O&P)	4,137	4,139	8,153	8,141
Specialties, Aromatics and Styrenics (SA&S)	1,175	1,212	2,381	2,466
	5,312	5,351	10,534	10,607
* Includes 100 percent of CPChem’s outside sales of produced petrochemical products, as well as commission sales from equity affiliates.

Olefins and Polyolefins Capacity Utilization (percent)*	98%	92	93	93
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

Earnings from the Chemicals segment increased $6 million in the second quarter of 2017. The increase was mainly driven by higher O&P volumes, lower O&P controllable costs, and improved polyethylene and benzene margins. These increases were partially offset by lower equity earnings from CPChem’s equity affiliates.

Earnings from the Chemicals segment increased $31 million in the six-month period of 2017. The increase was mainly driven by higher O&P volumes and benzene margins.  In addition, CPChem recognized a gain from the sale of its K-Resin® SBC business in the first quarter of 2017.  These increases were partially offset by lower equity earnings from CPChem’s O&P equity affiliates, as well as lower SA&S equity earnings due to an impairment recognized by CPChem.

See the “Business Environment and Executive Overview” section for information on market factors impacting this quarter’s results.

Refining

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
	Millions of Dollars
Net Income (Loss) Attributable to Phillips 66
Atlantic Basin/Europe	$107	32	57	36
Gulf Coast	53	5	381	73
Central Corridor	27	55	89	75
West Coast	37	57	(44)	51
Worldwide	$224	149	483	235

	Dollars Per Barrel
Refining Margins*
Atlantic Basin/Europe	$7.90	6.15	7.20	5.97
Gulf Coast	6.74	5.18	7.36	5.94
Central Corridor	9.96	8.65	10.25	8.05
West Coast	10.83	10.94	10.44	10.34
Worldwide	8.44	7.13	8.49	7.12
* Based on total processed inputs and includes proportional share of refining margins contributed by certain equity affiliates.

	Thousands of Barrels Daily
Operating Statistics
Refining operations*
Atlantic Basin/Europe
Crude oil capacity	520	588	520	588
Crude oil processed	533	594	450	585
Capacity utilization (percent)	103%	101	87	100
Refinery production	575	629	516	620
Gulf Coast
Crude oil capacity	743	743	743	743
Crude oil processed	715	738	691	709
Capacity utilization (percent)	96%	99	93	95
Refinery production	801	817	775	786
Central Corridor
Crude oil capacity	493	493	493	493
Crude oil processed	465	500	468	486
Capacity utilization (percent)	94%	101	95	99
Refinery production	485	520	489	507
West Coast
Crude oil capacity	360	360	360	360
Crude oil processed	366	348	323	336
Capacity utilization (percent)	102%	97	90	93
Refinery production	388	371	347	360
Worldwide
Crude oil capacity	2,116	2,184	2,116	2,184
Crude oil processed	2,079	2,180	1,932	2,116
Capacity utilization (percent)	98%	100	91	97
Refinery production	2,249	2,337	2,127	2,273
* Includes our share of equity affiliates.

The Refining segment buys, sells and refines crude oil and other feedstocks into petroleum products (such as gasoline, distillates and aviation fuels) at 13 refineries, mainly in the United States and Europe.

Earnings for the Refining segment increased $75 million in the second quarter of 2017. The increase was primarily due to higher refining realized margins, resulting from improved clean product differentials, secondary product margins and improved distillate crack spreads, partially offset by lower feedstock advantage. These impacts were further offset by higher controllable costs as a result of increased turnaround activities.

Earnings for the Refining segment increased $248 million in the six-month period of 2017. The increase in earnings was mainly due to a gain recognized from the consolidation of MSLP, which owns a delayed coker and related facilities at the Sweeny Refinery. Earnings were also impacted by higher realized refining margins, which were more than offset by increased turnaround costs. See Note 5—Business Combinations, in the Notes to Consolidated Financial Statements, for additional information.

See the “Business Environment and Executive Overview” section for information on market factors impacting this quarter’s results.

Our worldwide refining crude oil capacity utilization rate was 98 percent and 91 percent in the second quarter and six-month period of 2017, respectively, compared with 100 percent and 97 percent in the second quarter and six-month period of 2016, respectively. These decreases were primarily attributable to higher turnaround activities in 2017 as compared with 2016.

Marketing and Specialties

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
	Millions of Dollars
Net Income Attributable to Phillips 66
Marketing and Other	$181	199	305	361
Specialties	33	30	50	73
Total Marketing and Specialties	$214	229	355	434

	Dollars Per Barrel
Realized Marketing Fuel Margin*
U.S.	$1.74	1.79	1.61	1.81
International	4.95	4.16	4.33	3.66
* On third-party petroleum products sales.

	Dollars Per Gallon
U.S. Average Wholesale Prices*
Gasoline	$1.85	1.73	1.83	1.55
Distillates	1.71	1.51	1.73	1.34
* Excludes excise taxes.

	Thousands of Barrels Daily
Marketing Petroleum Products Sales Volumes
Gasoline	1,275	1,261	1,215	1,219
Distillates	912	975	874	939
Other products	18	19	16	16
Total	2,205	2,255	2,105	2,174

The M&S segment purchases for resale and markets refined petroleum products (such as gasoline, distillates and aviation fuels), mainly in the United States and Europe. In addition, this segment includes the manufacturing and marketing of specialty products (such as base oils and lubricants), as well as power generation operations.

The M&S segment earnings decreased $15 million in the second quarter of 2017 and $79 million in the six-month period of 2017. The decreases were primarily due to lower U.S. realized marketing margins. In addition, the six-month period results reflected increased turnaround activities and unplanned outages at Excel Paralubes.

See the “Business Environment and Executive Overview” section for information on marketing fuel margins and other market factors impacting this quarter’s results.

Corporate and Other

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
Net Loss Attributable to Phillips 66
Net interest	$(65)	(52)	(130)	(106)
Corporate general and administrative expenses	(47)	(40)	(86)	(82)
Technology	(14)	(14)	(29)	(28)
Other	(17)	(5)	(21)	(22)
Total Corporate and Other	$(143)	(111)	(266)	(238)

Net interest consists of interest and financing expense, net of interest income and capitalized interest. Net interest increased in the second quarter and for the six-month period of 2017, mainly due to lower capitalized interest and higher interest expense driven by higher average debt principal balances as a result of Phillips 66 Partners’ debt issuance in October 2016.

The category “Other” includes certain income tax expenses, environmental costs associated with sites no longer in operation, foreign currency transaction gains and losses and other costs not directly associated with an operating segment. The increase in costs during the second quarter of 2017 reflected higher tax expense.

CAPITAL RESOURCES AND LIQUIDITY

Financial Indicators

	Millions of Dollars Except as Indicated
	June 30 2017	December 31 2016

Cash and cash equivalents	$2,161	2,711
Short-term debt	493	550
Total debt	9,965	10,138
Total equity	23,806	23,725
Percent of total debt to capital*	30%	30
Percent of floating-rate debt to total debt	17%	3
* Capital includes total debt and total equity.

To meet our short- and long-term liquidity requirements, we look to a variety of funding sources but rely primarily on cash generated from operating activities. Additionally, Phillips 66 Partners raises funds for its growth activities through debt and equity offerings. During the first six months of 2017, we generated $1,316 million in cash from operations. In addition, Phillips 66 Partners raised net proceeds of $171 million from its continuous offering program of common units, and we collected $325 million of previously issued related-party loans. Available cash was primarily used for capital expenditures and investments ($928 million), repurchases of our common stock ($666 million) and dividend payments on our common stock ($686 million). During the first six months of 2017, cash and cash equivalents decreased by $550 million to $2,161 million.

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

Significant Sources of Capital

Operating Activities
During the first six months of 2017, cash generated by operating activities was $1,316 million, compared with $1,413 million for the first six months of 2016. The decrease in the first six months of 2017, compared with the same period in 2016, primarily reflects the impact of higher inventory builds, which were partially offset by increased distributions from our equity affiliates.

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

Equity Affiliates
Our operating cash flows are also impacted by distribution decisions made by our equity affiliates, including DCP Midstream, CPChem and WRB. During the first six months of 2017, cash from operations included distributions of $575 million from our equity affiliates, compared with $253 million during the same period of 2016. In the second quarter of 2017, DCP Midstream resumed distributions. We cannot control the amount of future dividends from equity affiliates; therefore, future dividend payments by these companies are not assured.

Effective January 1, 2017, DCP Midstream, LLC and DCP Partners closed a transaction in which DCP Midstream, LLC contributed subsidiaries owning all of its operating assets, $424 million of cash and $3.15 billion of debt to DCP Partners, in exchange for DCP Partners units which had an estimated fair value of $1.125 billion at the time of the transaction. We and our co-venturer retained our 50/50 investment in DCP Midstream, LLC, and DCP Midstream, LLC retained its incentive distribution rights in DCP Partners through its ownership of the general partner of DCP Partners. After the transaction, DCP Midstream, LLC held a 38 percent interest in DCP Partners. DCP Midstream, LLC, through its ownership of the general partner, has agreed, if required, to forgo receipt of incentive distribution rights up to $100 million annually (100 percent basis) through 2019, to support a minimum distribution coverage ratio for DCP Partners. In connection with the transaction, DCP Midstream, LLC terminated its revolving credit agreement, which had previously served to limit distributions to its owners while amounts had been borrowed under the facility. As a result, distributions to the owners of DCP Midstream, LLC resumed in 2017.

Foreign Cash Holdings
At June 30, 2017, approximately 26 percent of our consolidated cash and cash equivalents balance was available for domestic use without incurring material U.S. income taxes in excess of the amounts already accrued in the financial statements. We believe the remaining amount, primarily attributable to cash held in foreign locations where we have asserted our intention to indefinitely reinvest earnings, does not materially affect our consolidated liquidity due to the following factors:

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

Phillips 66 Partners LP
In 2016, Phillips 66 Partners began issuing common units under a continuous offering program, which allows for the issuance of up to an aggregate of $250 million of Phillips 66 Partners’ common units, in amounts, at prices and on terms to be determined by market conditions and other factors at the time of the offerings. We refer to this as an at-the-market, or ATM, program. For the six months ended June 30, 2017, on a settlement-date basis, Phillips 66 Partners issued 3,323,576 common units under the ATM program, which generated net proceeds of $171 million. From inception through June 30, 2017, Phillips 66 Partners has issued an aggregate of 3,669,728 common units under the ATM program, generating net proceeds of $190 million.

Credit Facilities and Commercial Paper
As of June 30, 2017, no amount had been drawn under our $5 billion credit facility; however, $51 million in letters of credit had been issued that were supported by this facility. As of June 30, 2017, there was $50 million outstanding under the $750 million revolving credit agreement of Phillips 66 Partners.

We have a $5 billion commercial paper program, supported by our credit facility, for short-term working capital needs. Commercial paper maturities are generally limited to 90 days. As of June 30, 2017, we had no outstanding commercial paper.

Debt Issuances
On April 21, 2017, Phillips 66 completed a private offering of $600 million aggregate principal amount of unsecured notes consisting of:

•	$300 million of floating rate Notes due 2019.

•	$300 million of floating rate Notes due 2020.

The notes are guaranteed by Phillips 66 Company, a wholly owned subsidiary. Phillips 66 used the net proceeds from the notes, together with a portion of the proceeds from $900 million of term loans received in late April 2017 and discussed below, to repay its outstanding 2.95% Senior Notes upon maturity in May 2017, for capital expenditures and for general corporate purposes.

Interest on the notes is a floating rate equal to three-month LIBOR plus 0.65% per annum for the 2019 Notes and three-month LIBOR plus 0.75% per annum for the 2020 Notes. Interest on both series of notes is payable quarterly in arrears on January 15, April 15, July 15 and October 15, commencing in July 2017. The 2019 Notes mature on April 15, 2019, and the 2020 Notes mature on April 15, 2020.

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

We have residual value guarantees associated with railcar and airplane leases with maximum future exposures totaling $350 million. For information on our need to perform under the railcar lease guarantee, see the Capital Requirements section to follow, as well as Note 11—Guarantees, in the Notes to Consolidated Financial Statements.

Capital Requirements

For information about our capital expenditures and investments, see the “Capital Spending” section.

Our debt balance at June 30, 2017, and December 31, 2016, was $10.0 billion and $10.1 billion, respectively. Our debt-to-capital ratio was 30 percent at both June 30, 2017, and December 31, 2016. Our target debt-to-capital ratio is between 20 and 30 percent.

In May 2017, we repaid $1,500 million of 2.95% Senior Notes upon maturity with the funding from the April 2017 debt issuances discussed above.

Also in May 2017, we repaid $135 million of MSLP 8.85% Senior Notes due in 2019. This debt was assumed as a result of the consolation of MSLP. See Note 5—Business Combinations, in the Notes to the Consolidated Financial Statements, for additional information regarding MSLP.

On May 3, 2017, our Board of Directors declared a quarterly cash dividend of $0.70 per common share. The dividend was paid on June 1, 2017, to shareholders of record at the close of business on May 18, 2017. On July 12, 2017, our Board of Directors declared a quarterly cash dividend of $0.70 per common share. This dividend is payable on September 1, 2017, to shareholders of record at the close of business on August 18, 2017.

Our Board of Directors at various times has authorized repurchases of our outstanding common stock, which aggregate to a total authorization of up to $9 billion. The share repurchases are expected to be funded primarily through available cash. The shares will be repurchased from time to time in the open market at our discretion, subject to market conditions and other factors, and in accordance with applicable regulatory requirements. We are not obligated to acquire any particular amount of common stock and may commence, suspend or discontinue purchases at any time or from time to time without prior notice. During the first six months of 2017, we repurchased 8,390,954 shares at a cost of $666 million. Since the inception of our share repurchases in 2012 through June 30, 2017, we have repurchased a total of 113,795,603 shares at a cost of $8,104 million. Shares of stock repurchased are held as treasury shares.

During the first half of 2017, we contributed $15 million to our U.S. benefit plans and $17 million to our international benefit plans. We currently expect to make additional contributions of approximately $425 million to our U.S. benefit plans and $18 million to our international benefit plans during the remainder of 2017.

We own a 25 percent interest in the Dakota Access, LLC (DAPL) and Energy Transfer Crude Oil Company, LLC (ETCOP) joint ventures, which were formed to construct pipelines to deliver crude oil produced in the Bakken area of North Dakota to market centers in the Midwest and the Gulf Coast. In 2016, we and our co-venturer executed agreements, and an amendment to the original agreements, that provided we and our co-venturer would loan DAPL and ETCOP up to a maximum of $1,411 million and $76 million, respectively, with the amounts loaned by us and our co-venturer being proportionate to our ownership interests (Sponsor Loans). Also in 2016, DAPL and ETCOP secured a $2.5 billion facility (Facility) with a syndicate of financial institutions on a limited recourse basis with certain guarantees. Allowable draws under the Facility were initially reduced and finally suspended in September 2016 pending resolution of permitting delays. As a result, DAPL and ETCOP resumed making draws under the Sponsor Loans. In February 2017, DAPL was granted the lone outstanding easement required to complete work beneath the Missouri River. As a result, construction of the pipelines resumed and draws under the Facility were reinitiated and all outstanding Sponsor Loans were paid in February 2017. Construction on both pipelines was completed, with commercial operations beginning in June 2017. As of June 30, 2017, DAPL and ETCOP have an aggregate balance outstanding under the Facility of $2.5 billion.

In 2016, we and our co-venturer in WRB each made a $75 million partner loan to provide for WRB’s short-term operating needs. These partner loans were repaid in the first quarter of 2017.

During the first six months of 2017, we recognized an additional $24 million of the residual value deficiency of our leased railcars.  The residual value deficiency of $42 million remaining at June 30, 2017, will be recognized on a straight-line basis with approximately 40 percent recognized through October 2017 and the remainder recognized through May 2019.  Due to current market uncertainties, changes in the estimated fair values of railcars could occur, which could increase or decrease our currently estimated residual value deficiency. As of June 30, 2017, our maximum future exposure under the residual value guarantees was approximately $311 million. For additional information, see Note 11—Guarantees, in the Notes to Consolidated Financial Statements.

Capital Spending

	Millions of Dollars
	Six Months Ended June 30
	2017	2016
Capital Expenditures and Investments
Midstream	$381	730
Chemicals	—	—
Refining	475	538
Marketing and Specialties	38	37
Corporate and Other	34	65
Total consolidated from continuing operations	$928	1,370

Selected Equity Affiliates*
DCP Midstream	$104	55
CPChem	387	541
WRB	64	80
	$555	676
* Our share of capital spending.

Midstream
During the first six months of 2017, capital spending in our Midstream segment included construction activities related to increasing storage capacity at our crude oil and petroleum products terminal located near Beaumont, Texas, wrap-up activities related to our Freeport LPG Export Terminal and spending associated with return, reliability and maintenance projects in our Transportation and NGL businesses. Other major construction activities included the further development of Phillips 66 Partners’ 40-percent-owned joint venture Bayou Bridge Pipeline, and the development of two crude oil pipelines by our 25-percent-owned joint ventures, DAPL and ETCOP. Construction on the DAPL and ETCOP pipelines was completed, with commercial operations beginning in June 2017.

During the first six months of 2017, DCP Midstream had a self-funded capital program, and thus had no new capital infusions from us or our co-venturer. During this period, on a 100 percent basis, DCP Midstream’s capital expenditures and investments were approximately $207 million, primarily for expansion capital expenditures including construction of the Mewbourn 3 plant and investments in the Sand Hills Pipeline joint venture, and maintenance capital expenditures for existing assets.

Chemicals
During the first six months of 2017, CPChem had a self-funded capital program, and thus required no new capital infusions from us or our co-venturer. During this period, on a 100 percent basis, CPChem’s capital expenditures and investments were $774 million, primarily for its U.S. Gulf Coast Petrochemicals Project. We expect CPChem to self-fund its capital program in 2017.

Refining
Capital spending for the Refining segment during the first six months of 2017 was primarily for air emission reduction projects to meet new environmental standards, refinery upgrade projects to increase accessibility of advantaged crudes and improve product yields, improvements to the operating integrity of key processing units and safety-related projects.
Major construction activities included:

•	Installation of facilities to comply with U.S. Environmental Protection Agency (EPA) Tier 3 gasoline regulations at the Sweeny and Bayway refineries.

•	Installation of facilities to improve processing of advantaged crudes at the Billings and Lake Charles refineries.

•	Installation of facilities to improve clean product yield at the Bayway and Ponca City refineries, as well as the jointly owned Wood River refinery.

Our project to increase advantaged crude processing at the Billings Refinery was completed in June 2017 and is operating at design specifications.

Generally, our equity affiliates in the Refining segment are intended to have self-funding capital programs.

Marketing and Specialties
Capital spending for the M&S segment during the first six months of 2017 was primarily for reliability and maintenance projects and projects targeted at developing our new international sites.

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

We occasionally receive requests for information or notices of potential liability from the EPA and state environmental agencies alleging that we are a potentially responsible party under the Federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or an equivalent state statute. On occasion, we also have been made a party to cost recovery litigation by those agencies or by private parties. These requests, notices and lawsuits assert potential liability for remediation costs at various sites that typically are not owned by us, but allegedly contain wastes attributable to our past operations. As of December 31, 2016, we reported that we had been notified of potential liability under CERCLA and comparable state laws at 31 sites within the United States. During the first six months of 2017, there were two new sites for which we received notice of potential liability and three sites were deemed resolved and closed, leaving 30 sites with potential liability at June 30, 2017.

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

We consider and take into account anticipated future GHG emissions in designing and developing major facilities and projects, and implement energy efficiency initiatives to reduce such emissions. GHG emissions, legal requirements regulating such emissions, and the possible physical effects of climate change on our coastal assets are incorporated into our planning, investment and risk management decision-making.

NEW ACCOUNTING STANDARDS

In February 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2017-05, “Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets.” This ASU clarifies the scope and accounting for the sale or transfer of nonfinancial assets and in substance nonfinancial assets to noncustomers, including partial sales.  This ASU will eliminate the use of carryover basis for most nonmonetary exchanges, including contributions of assets to equity method joint ventures.  These amendments could result in the entity recognizing a gain or loss on the sale or transfer of nonfinancial assets.  Public entities should apply the guidance in ASU No. 2017-05 to annual periods beginning after December 15, 2017, including interim periods within those periods.  We are currently evaluating the provisions of ASU No. 2017-05.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business,” which clarifies the definition of a business with the objective of adding guidance to assist in evaluating whether transactions should be accounted for as acquisitions of assets or businesses. The amendment provides a screen for determining when a transaction involves an acquisition of a business. If substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, then the transaction is not considered an acquisition of a business. If the screen is not met, then the amendment requires that to be considered a business, the operation must include at a minimum an input and a substantive process that together significantly contribute to the ability to create an output. The guidance may reduce the number of transactions accounted for as business acquisitions. Public business entities should apply the guidance in ASU No. 2017-01 to annual periods beginning after December 15, 2017, including interim periods within those periods, with early adoption permitted. The amendments should be applied prospectively and no disclosures are required at the effective date. We are currently evaluating the provisions of ASU No. 2017-01.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” In the new standard, the FASB modified its determination of whether a contract is a lease rather than whether a lease is a capital or operating lease under the previous accounting principles generally accepted in the United States (GAAP). A contract represents a lease if a transfer of control occurs over an identified property, plant or equipment for a period of time in exchange for consideration. Control over the use of the identified asset includes the right to obtain substantially all of the economic benefits from the use of the asset and the right to direct its use. The FASB continued to maintain two classifications of leases—financing and operating—which are substantially similar to capital and operating leases in the previous lease guidance. Under the new standard, recognition of assets and liabilities arising from operating leases will require recognition on the balance sheet. The effect of all leases in the statement of comprehensive income and the statement of cash flows will be largely unchanged. Lessor accounting will also be largely unchanged. Additional disclosures will be required for financing and operating leases for both lessors and lessees. Public business entities should apply the guidance in ASU No. 2016-02 for annual periods beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted. Entities are required to adopt the ASU using a modified retrospective approach, subject to certain optional practical expedients, and apply the provisions of ASU No. 2016-02 to leasing arrangements existing at or entered into after the earliest comparative period presented in the financial statements. We are currently evaluating the provisions of ASU No. 2016-02 and assessing its impact on our financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” This ASU and other related updates are intended to improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets and expand disclosure requirements. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date.” The amendment in this ASU defers the effective date of ASU No. 2014-09 for all entities for one year. Public business entities should apply the guidance in ASU No. 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. Retrospective or modified retrospective application of the accounting standard is required. We are currently evaluating the provisions of ASU No. 2014-09 and assessing the impact on our financial statements. As part of our assessment work to-date, we have formed an implementation work team, completed training on the new ASU’s revenue recognition model and are continuing our contract review and documentation. Our expectation is to adopt the standard on January 1, 2018, using the modified retrospective application. In addition, we expect to present revenue net of sales-based taxes collected from our customers resulting in no impact to earnings. Sales-based taxes include excise taxes on petroleum product sales as noted on our consolidated statement of income. Our evaluation of the new ASU is ongoing, which includes understanding the impact of adoption on earnings from equity method investments. Based upon our analysis to-date, we have not identified any other material impact on our financial statements other than disclosures.

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

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our commodity price risk and interest rate risk at June 30, 2017, did not differ materially from the risks disclosed under Item 7A of our 2016 Annual Report on Form 10-K.

Item 4.   CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. As of June 30, 2017, with the participation of management, our Chairman and Chief Executive Officer and our Executive Vice President, Finance and Chief Financial Officer carried out an evaluation, pursuant to Rule 13a-15(b) of the Act, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our Chairman and Chief Executive Officer and our Executive Vice President, Finance and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of June 30, 2017.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, in the quarterly period ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

The following is a description of reportable legal proceedings, including those involving governmental authorities under federal, state and local laws regulating the discharge of materials into the environment, for this reporting period. There was one new matter that arose during the second quarter of 2017. There were no material developments that occurred with respect to matters previously reported in our 2016 Annual Report on Form 10-K or our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017. While it is not possible to accurately predict the final outcome of these pending proceedings, if any one or more of such proceedings were decided adversely to Phillips 66, we expect there would be no material effect on our consolidated financial position. Nevertheless, such proceedings are reported pursuant to SEC regulations.

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

New Matter
On June 27, 2017, Phillips 66 settled with the San Francisco Regional Water Quality Control Board for certain exceedances of copper and chlorine under the Rodeo Refinery’s National Pollutant Discharge Elimination System permit. The payment agreed was $109,000.

Item 1A.   RISK FACTORS

There have been no material changes from the risk factors disclosed in Item 1A of our 2016 Annual Report on Form 10-K.

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

				Millions of Dollars
Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs**	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2017	1,233,570	$77.44	1,233,570	$1,181
May 1-31, 2017	1,719,177	78.89	1,719,177	1,045
June 1-30, 2017	1,903,745	78.60	1,903,745	896
Total	4,856,492	$78.41	4,856,492
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

4.1
Indenture, dated as of April 21, 2017, among Phillips 66, as issuer, Phillips 66 Company, as guarantor, and Wells Fargo Bank, National Association, as trustee, in respect of senior debt securities of Phillips 66 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated April 21, 2017).

4.2
Form of the terms of the 2019 Notes and the 2020 Notes, including the form of the 2019 Notes and the 2020 Notes (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K dated April 21, 2017).

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

Date: August 1, 2017