Form 10-Q
period 2017-09-30
Phillips 66
filed 2017-10-27
CIK 1534701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2017

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	001-35349
Phillips 66
(Exact name of registrant as specified in its charter)

Delaware	45-3779385
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer [X] Accelerated filer [ ] Non-accelerated filer [ ]
Smaller reporting company [ ] Emerging growth company [ ]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [    ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [    ]    No  [X]
The registrant had 506,740,487 shares of common stock, $.01 par value, outstanding as of September 30, 2017.

PHILLIPS 66

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Consolidated Statement of Income	Phillips 66

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
Revenues and Other Income
Sales and other operating revenues*	$25,627	21,624	72,608	60,882
Equity in earnings of affiliates	530	391	1,357	1,159
Net gain on dispositions	—	3	15	9
Other income	49	24	519	59
Total Revenues and Other Income	26,206	22,042	74,499	62,109

Costs and Expenses
Purchased crude oil and products	19,463	15,961	55,495	44,089
Operating expenses	1,134	1,061	3,541	3,078
Selling, general and administrative expenses	435	411	1,258	1,218
Depreciation and amortization	337	293	972	863
Impairments	1	2	18	4
Taxes other than income taxes*	3,456	3,424	9,968	10,479
Accretion on discounted liabilities	5	5	16	15
Interest and debt expense	112	81	324	250
Foreign currency transaction (gains) losses	7	(9)	6	(16)
Total Costs and Expenses	24,950	21,229	71,598	59,980
Income before income taxes	1,256	813	2,901	2,129
Provision for income taxes	407	277	908	679
Net Income	849	536	1,993	1,450
Less: net income attributable to noncontrolling interests	26	25	85	58
Net Income Attributable to Phillips 66	$823	511	1,908	1,392

Net Income Attributable to Phillips 66 Per Share of Common Stock (dollars)
Basic	$1.60	0.97	3.68	2.62
Diluted	1.60	0.96	3.66	2.61

Dividends Paid Per Share of Common Stock (dollars)	$0.70	0.63	2.03	1.82

Weighted-Average Common Shares Outstanding (thousands)
Basic	512,923	525,991	517,420	528,650
Diluted	515,960	528,798	520,516	531,650
* Includes excise taxes on petroleum products sales:	$3,376	3,357	9,664	10,225
See Notes to Consolidated Financial Statements.

Consolidated Statement of Comprehensive Income	Phillips 66

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016

Net Income	$849	536	1,993	1,450
Other comprehensive income (loss)
Defined benefit plans
Actuarial loss arising during the period	—	(28)	—	(28)
Amortization to net income of net actuarial loss and settlements	45	23	145	70
Curtailment gain	—	31	—	31
Plans sponsored by equity affiliates	2	2	8	11
Income taxes on defined benefit plans	(17)	(9)	(56)	(29)
Defined benefit plans, net of tax	30	19	97	55
Foreign currency translation adjustments	94	(61)	222	(183)
Income taxes on foreign currency translation adjustments	1	(1)	(8)	(4)
Foreign currency translation adjustments, net of tax	95	(62)	214	(187)
Cash flow hedges	—	4	—	(12)
Income taxes on hedging activities	—	(1)	—	5
Hedging activities, net of tax	—	3	—	(7)
Other Comprehensive Income (Loss), Net of Tax	125	(40)	311	(139)
Comprehensive Income	974	496	2,304	1,311
Less: comprehensive income attributable to noncontrolling interests	26	25	85	58
Comprehensive Income Attributable to Phillips 66	$948	471	2,219	1,253
See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet	Phillips 66

	Millions of Dollars
	September 30 2017	December 31 2016
Assets
Cash and cash equivalents	$1,547	2,711
Accounts and notes receivable (net of allowances of $31 million in 2017 and $34 million in 2016)	5,421	5,485
Accounts and notes receivable—related parties	934	912
Inventories	4,455	3,150
Prepaid expenses and other current assets	578	422
Total Current Assets	12,935	12,680
Investments and long-term receivables	13,899	13,534
Net properties, plants and equipment	21,303	20,855
Goodwill	3,270	3,270
Intangibles	884	888
Other assets	421	426
Total Assets	$52,712	51,653

Liabilities
Accounts payable	$6,404	6,395
Accounts payable—related parties	867	666
Short-term debt	706	550
Accrued income and other taxes	901	805
Employee benefit obligations	482	527
Other accruals	545	520
Total Current Liabilities	9,905	9,463
Long-term debt	9,495	9,588
Asset retirement obligations and accrued environmental costs	629	655
Deferred income taxes	7,605	6,743
Employee benefit obligations	877	1,216
Other liabilities and deferred credits	242	263
Total Liabilities	28,753	27,928

Equity
Common stock (2,500,000,000 shares authorized at $.01 par value) Issued (2017—643,419,792 shares; 2016—641,593,854 shares)
Par value	6	6
Capital in excess of par	19,652	19,559
Treasury stock (at cost: 2017—136,679,305 shares; 2016—122,827,264 shares)	(9,915)	(8,788)
Retained earnings	13,464	12,608
Accumulated other comprehensive loss	(684)	(995)
Total Stockholders’ Equity	22,523	22,390
Noncontrolling interests	1,436	1,335
Total Equity	23,959	23,725
Total Liabilities and Equity	$52,712	51,653
See Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows	Phillips 66

	Millions of Dollars
	Nine Months Ended September 30
	2017	2016
Cash Flows From Operating Activities
Net income	$1,993	1,450
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	972	863
Impairments	18	4
Accretion on discounted liabilities	16	15
Deferred taxes	784	467
Undistributed equity earnings	(543)	(772)
Net gain on dispositions	(15)	(9)
Gain on consolidation of business	(423)	—
Other	(234)	(192)
Working capital adjustments
Decrease (increase) in accounts and notes receivable	(33)	185
Decrease (increase) in inventories	(1,228)	(510)
Decrease (increase) in prepaid expenses and other current assets	(106)	(453)
Increase (decrease) in accounts payable	464	1,025
Increase (decrease) in taxes and other accruals	52	223
Net Cash Provided by Operating Activities	1,717	2,296

Cash Flows From Investing Activities
Capital expenditures and investments	(1,295)	(2,031)
Proceeds from asset dispositions*	65	159
Advances/loans—related parties	(9)	(266)
Collection of advances/loans—related parties	325	107
Restricted cash received from consolidation of business	318	—
Other	(80)	(132)
Net Cash Used in Investing Activities	(676)	(2,163)

Cash Flows From Financing Activities
Issuance of debt	3,083	400
Repayment of debt	(3,161)	(418)
Issuance of common stock	23	14
Repurchase of common stock	(1,127)	(812)
Dividends paid on common stock	(1,042)	(954)
Distributions to noncontrolling interests	(83)	(45)
Net proceeds from issuance of Phillips 66 Partners LP common units	171	972
Other	(66)	(38)
Net Cash Used in Financing Activities	(2,202)	(881)

Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(3)	11

Net Change in Cash, Cash Equivalents and Restricted Cash	(1,164)	(737)
Cash, cash equivalents and restricted cash at beginning of period	2,711	3,074
Cash, Cash Equivalents and Restricted Cash at End of Period	$1,547	2,337
* Includes return of investments in equity affiliates and working capital true-ups on dispositions.
See Notes to Consolidated Financial Statements.

Consolidated Statement of Changes in Equity	Phillips 66

	Millions of Dollars
	Attributable to Phillips 66
	Common Stock
	Par Value	Capital in Excess of Par	Treasury Stock	Retained Earnings	Accum. Other Comprehensive Income (Loss)	Noncontrolling Interests	Total

December 31, 2015	$6	19,145	(7,746)	12,348	(653)	838	23,938
Net income	—	—	—	1,392	—	58	1,450
Other comprehensive loss	—	—	—	—	(139)	—	(139)
Cash dividends paid on common stock	—	—	—	(954)	—	—	(954)
Repurchase of common stock	—	—	(812)	—	—	—	(812)
Benefit plan activity	—	66	—	(11)	—	—	55
Issuance of Phillips 66 Partners LP common units	—	263	—	—	—	555	818
Distributions to noncontrolling interests and other	—	—	—	—	—	(45)	(45)
September 30, 2016	$6	19,474	(8,558)	12,775	(792)	1,406	24,311

December 31, 2016	$6	19,559	(8,788)	12,608	(995)	1,335	23,725
Net income	—	—	—	1,908	—	85	1,993
Other comprehensive income	—	—	—	—	311	—	311
Cash dividends paid on common stock	—	—	—	(1,042)	—	—	(1,042)
Repurchase of common stock	—	—	(1,127)	—	—	—	(1,127)
Benefit plan activity	—	48	—	(10)	—	—	38
Issuance of Phillips 66 Partners LP common units	—	45	—	—	—	99	144
Distributions to noncontrolling interests and other	—	—	—	—	—	(83)	(83)
September 30, 2017	$6	19,652	(9,915)	13,464	(684)	1,436	23,959

	Shares in Thousands
	Common Stock Issued	Treasury Stock
December 31, 2015	639,336	109,926
Repurchase of common stock	—	10,141
Shares issued—share-based compensation	1,581	—
September 30, 2016	640,917	120,067

December 31, 2016	641,594	122,827
Repurchase of common stock	—	13,852
Shares issued—share-based compensation	1,826	—
September 30, 2017	643,420	136,679
See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements	Phillips 66

Note 1—Interim Financial Information

The interim financial information presented in the financial statements included in this report is unaudited and includes all known accruals and adjustments necessary, in the opinion of management, for a fair presentation of the consolidated financial position of Phillips 66 and its results of operations and cash flows for the periods presented. Unless otherwise specified, all such adjustments are of a normal and recurring nature. Certain notes and other information have been condensed or omitted from the interim financial statements included in this report. Therefore, these interim financial statements should be read in conjunction with the consolidated financial statements and notes included in our 2016 Annual Report on Form 10-K. The results of operations for the three- and nine-month periods ended September 30, 2017, are not necessarily indicative of the results to be expected for the full year. Certain prior period financial information has been recast to reflect the current year’s presentation.

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

Effective January 1, 2017, we early adopted ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” The new update clarifies how certain cash receipts and cash payments should be presented and classified in the statement of cash flows. In addition, ASU No. 2016-15 clarifies that when cash receipts and cash payments have aspects of more than one class of cash flows and cannot be separated, classification will depend on the predominant source or use. Adoption of this ASU on a retrospective basis did not have a material impact on our financial statements.

Effective January 1, 2017, we adopted ASU 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which simplifies several aspects of the accounting for share-based payment award transactions, including accounting for income taxes and classification of excess tax benefits on the statement of cash flows, forfeitures and minimum statutory tax withholding requirements. Adoption of this ASU on a prospective basis did not materially impact our financial position, results of operations, or cash flows. We account for forfeitures of awards when they occur and excess tax benefits, which were previously reported in cash flows from financing activities, are now reported in cash flows from operating activities on a prospective basis.

Note 3—Variable Interest Entities (VIEs)

Consolidated VIEs
In 2013, we formed Phillips 66 Partners LP, a master limited partnership, to own, operate, develop and acquire primarily fee-based crude oil, refined petroleum product and natural gas liquids (NGL) pipelines and terminals, as well as other midstream assets. We consolidate Phillips 66 Partners, as we determined that Phillips 66 Partners is a VIE and we are the primary beneficiary. As general partner of Phillips 66 Partners, we have the ability to control its financial interests, as well as the ability to direct the activities that most significantly impact its economic performance. See Note 21—Phillips 66 Partners LP, for additional information.

The most significant assets of Phillips 66 Partners that are available to settle only its obligations, along with its most significant liabilities for which its creditors do not have recourse to Phillips 66’s general credit, were:

	Millions of Dollars
	September 30 2017	December 31 2016

Equity investments*	$1,265	1,142
Net properties, plants and equipment	2,675	2,675
Long-term debt	2,273	2,396
* Included in “Investments and long-term receivables” on the Phillips 66 consolidated balance sheet.

Non-consolidated VIEs
We hold variable interests in VIEs that have not been consolidated because we are not considered the primary beneficiary.

Merey Sweeny, L.P. (MSLP) is a limited partnership that owns a delayed coker and related facilities at the Sweeny Refinery. Under the agreements that governed the relationships between the former co-venturers in MSLP, certain defaults by Petróleos de Venezuela S.A. (PDVSA) with respect to supply of crude oil to the Sweeny Refinery triggered the right to acquire PDVSA’s 50 percent ownership interest in MSLP. The call right was exercised in August 2009. The exercise of the call right was challenged, and the dispute was arbitrated in our favor and subsequently litigated. Through February 7, 2017, we determined MSLP was a VIE and used the equity method of accounting because the exercise of the call right remained subject to legal challenge. As discussed more fully in Note 5—Business Combinations, the exercise of the call right ceased to be subject to legal challenge in February 2017. At that point, we no longer considered MSLP a VIE and began consolidating the entity as a wholly owned subsidiary.

We have a 25 percent ownership interest in both Dakota Access, LLC (DAPL) and Energy Transfer Crude Oil Company, LLC (ETCO), which collectively own the Bakken Pipeline. These entities did not have sufficient equity at risk to fully fund the construction of all assets required for principal operations, and thus represented VIEs until operations commenced. On June 1, 2017, these entities commenced operations and were no longer considered VIEs. We use the equity method of accounting for these investments.

Note 4—Inventories

Inventories consisted of the following:

	Millions of Dollars
	September 30 2017	December 31 2016

Crude oil and petroleum products	$4,172	2,883
Materials and supplies	283	267
	$4,455	3,150

Inventories valued on the last-in, first-out (LIFO) basis totaled $4,059 million and $2,772 million at September 30, 2017, and December 31, 2016, respectively. The estimated excess of current replacement cost over LIFO cost of inventories amounted to approximately $3.8 billion and $3.3 billion at September 30, 2017, and December 31, 2016, respectively.

Certain planned reductions in inventory that are not expected to be replaced by the end of the year cause liquidations of LIFO inventory values. LIFO inventory liquidations during the three- and nine-month periods ended September 30, 2017, were not material. Excluding the disposition of the Whitegate Refinery, LIFO liquidations during the three- and nine-month periods ended September 30, 2016, decreased net income by approximately $13 million and $71 million, respectively.

In conjunction with the Whitegate Refinery disposition, the refinery’s LIFO inventory values were liquidated causing a decrease in net income of $62 million during the three- and nine-month periods ended September 30, 2016. This LIFO liquidation impact was included in the gain recognized on the disposition.

Note 5—Business Combinations

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

Based on a third-party appraisal of the fair value of MSLP’s net assets, utilizing discounted cash flows and replacement costs, the acquisition of PDVSA’s 50 percent interest resulted in our recording a pre-tax gain of $423 million in the first quarter of 2017.  This gain was included in the “Other income” line on our consolidated statement of income. The fair value of our original equity interest in MSLP immediately prior to the deemed acquisition was $145 million. As a result of the transaction, we recorded $318 million of restricted cash, $250 million of properties, plants and equipment (PP&E) and $238 million of debt, as well as a net $93 million for the elimination of our equity investment in MSLP and net intercompany payables. Our acquisition accounting was finalized during the first quarter of 2017.

In November 2016, Phillips 66 Partners acquired NGL logistics assets located in southeast Louisiana, consisting of approximately 500 miles of pipelines and storage caverns connecting multiple fractionation facilities, refineries and a petrochemical facility. The acquisition provided an opportunity for fee-based growth in the Louisiana market within our Midstream segment. The acquisition was included in the “Capital expenditures and investments” line on our consolidated statement of cash flows. At the acquisition date, we recorded $183 million of PP&E and $3 million of goodwill. Our acquisition accounting was finalized during the first quarter of 2017, with no change to the provisional amounts recorded in 2016.

Note 6—Assets Held for Sale or Sold

In June 2017, we entered into an agreement to sell vacant land. In our segment disclosures, the property is included in Corporate and Other. We classified the property as held for sale and transferred $50 million of PP&E to the “Prepaid expenses and other current assets” line on our consolidated balance sheet. We expect to close the sale in the first quarter of 2018, following a contractual inspection period. The net sales proceeds are expected to approximate the carrying value of the land.

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

Note 7—Investments, Loans and Long-Term Receivables

Equity Investments
Summarized 100 percent financial information for Chevron Phillips Chemical Company LLC (CPChem) was as follows:

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016

Revenues	$2,287	2,186	7,196	6,526
Income before income taxes	345	372	1,469	1,400
Net income	331	355	1,424	1,343

Related Party Loans and Advances
In the first quarter of 2017, we received payment of the $250 million outstanding principal balance at December 31, 2016, of our sponsor loans to the DAPL and ETCO joint ventures. We also received payment of the $75 million outstanding principal balance of the partner loan to WRB Refining LP (WRB). These cash inflows, totaling $325 million, are included in the “Collections of advances/loans—related parties” line on our consolidated statement of cash flows.

Note 8—Properties, Plants and Equipment

Our gross investment in PP&E and the associated accumulated depreciation and amortization (Accum. D&A) balances were as follows:

	Millions of Dollars
	September 30, 2017			December 31, 2016
	Gross PP&E	Accum. D&A	Net PP&E	Gross PP&E	Accum. D&A	Net PP&E

Midstream	$8,491	1,775	6,716	8,179	1,579	6,600
Chemicals	—	—	—	—	—	—
Refining	22,143	8,805	13,338	21,152	8,197	12,955
Marketing and Specialties	1,610	889	721	1,451	776	675
Corporate and Other	1,104	576	528	1,207	582	625
	$33,348	12,045	21,303	31,989	11,134	20,855

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

	Three Months Ended September 30				Nine Months Ended September 30
	2017		2016		2017		2016
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Amounts attributed to Phillips 66 Common Stockholders (millions):
Net income attributable to Phillips 66	$823	823	511	511	1,908	1,908	1,392	1,392
Income allocated to participating securities	(1)	—	(2)	(1)	(4)	(1)	(5)	(3)
Net income available to common stockholders	$822	823	509	510	1,904	1,907	1,387	1,389

Weighted-average common shares outstanding (thousands):	509,147	512,923	521,815	525,991	513,583	517,420	524,365	528,650
Effect of stock-based compensation	3,776	3,037	4,176	2,807	3,837	3,096	4,285	3,000
Weighted-average common shares outstanding—EPS	512,923	515,960	525,991	528,798	517,420	520,516	528,650	531,650

Earnings Per Share of Common Stock (dollars)	$1.60	1.60	0.97	0.96	3.68	3.66	2.62	2.61

Note 10—Debt

At September 30, 2017, no amount had been directly drawn under our $5 billion revolving credit facility; however, we had $200 million of short-term commercial paper outstanding and $51 million of issued letters of credit that were supported by this facility. In addition, at September 30, 2017, there was $87 million outstanding under Phillips 66 Partners’ $750 million revolving credit facility. As a result, we had $5.4 billion of total committed capacity available under our credit facilities at September 30, 2017.

Debt Repayments
In May 2017, we repaid $1,500 million of 2.95% Senior Notes upon maturity with the funding from the April 2017 debt issuances discussed below.

Also in May 2017, we repaid $135 million of MSLP 8.85% Senior Notes due in 2019. This debt was recorded as a result of the consolidation of MSLP in February 2017. See Note 5—Business Combinations for additional information regarding MSLP.

Debt Issuances
In April 2017, Phillips 66 completed a private offering of $600 million aggregate principal amount of unsecured notes, consisting of $300 million of Notes due 2019 and $300 million of Notes due 2020. Interest on these notes is a floating rate equal to three-month LIBOR plus 0.65% per annum for the 2019 Notes and three-month LIBOR plus 0.75% per annum for the 2020 Notes. Interest on both series of notes is payable quarterly in arrears on January 15, April 15, July 15 and October 15, commencing in July 2017. The 2019 Notes mature on April 15, 2019, and the 2020 Notes mature on April 15, 2020. The notes are guaranteed by Phillips 66 Company, a wholly owned subsidiary.

Also in April 2017, Phillips 66 entered into term loan facilities with an aggregate borrowing amount of $900 million, consisting of a $450 million 364-day facility and a $450 million three-year facility. Interest on the term loans is a floating rate based on either the Eurodollar rate or the reference rate, plus a margin determined by our long-term credit ratings.

Phillips 66 used the net proceeds from the issuance of the notes, together with the proceeds from the term loans, and cash on-hand to repay its outstanding 2.95% Senior Notes upon maturity in May 2017, for capital expenditures and for general corporate purposes.

Subsequent Events
In October 2017, as part of a contribution of assets to Phillips 66 Partners, Phillips 66 Partners assumed the $450 million of term loans outstanding under the 364-day facility originally issued in April 2017, and repaid those loans shortly thereafter. In addition, Phillips 66 Partners issued $500 million aggregate principal amount of 3.75% Senior Notes due 2028 and $150 million aggregate principal amount of 4.68% Senior Notes due 2045. Interest on the 3.75% Senior Notes due 2028 is payable semiannually in arrears on March 1 and September 1 of each year, commencing on March 1, 2018. The 4.68% Senior Notes due 2045 are an additional issuance of existing Phillips 66 Partners’ 4.68% Senior Notes, and interest is payable semiannually in arrears on February 15 and August 15 of each year.

Also in October 2017, we repaid the $200 million of short-term commercial paper outstanding at September 30, 2017.

Note 11—Guarantees

At September 30, 2017, we were liable for certain contingent obligations under various contractual arrangements as described below. We recognize a liability, at inception, for the fair value of our obligation as a guarantor for newly issued or modified guarantees. Unless the carrying amount of the liability is noted below, we have not recognized a liability either because the guarantees were issued prior to December 31, 2002, or because the fair value of the obligation was immaterial. In addition, unless otherwise stated, we are not currently performing with any significance under the guarantee and expect future performance to be either immaterial or have only a remote chance of occurrence.

Guarantees of Joint Venture Debt
In December 2016, as part of the restructuring within DCP Midstream, LLC (DCP Midstream), we issued a guarantee, effective January 1, 2017, in support of DCP Midstream’s debt issued in the first quarter of 2017. At September 30, 2017, the maximum potential amount of future payments to third parties under the guarantee was estimated to be $175 million.  Payment would be required if DCP Midstream defaults on this debt obligation, which matures in 2019.

At September 30, 2017, we had other guarantees outstanding for our portion of certain joint venture debt obligations, which have remaining terms of up to 8 years. The maximum potential amount of future payments to third parties under these guarantees is approximately $135 million. Payment would be required if a joint venture defaults on its debt obligations.

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

We also have residual value guarantees associated with railcar and airplane leases with maximum future exposures totaling $349 million. At year-end 2016, based on an outside appraisal of the railcars’ fair value at the end of their lease terms, we estimated a total residual value deficiency of $94 million and recognized $28 million as expense in 2016.  During the first nine months of 2017, we recognized an additional $35 million of expense related to the residual value deficiency.  At September 30, 2017, the remaining residual value deficiency was $31 million. This deficiency will be recognized on a straight-line basis through May 2019.

Indemnifications
Over the years, we have entered into various agreements to sell ownership interests in certain corporations, joint ventures and assets that gave rise to indemnification. Agreements associated with these sales include indemnifications for taxes, litigation, environmental liabilities, permits and licenses and employee claims, as well as real estate indemnity against tenant defaults. The provisions of these indemnifications vary greatly. The majority of these indemnifications are related to environmental issues, which generally have indefinite terms, and the maximum amount of future payments is generally unlimited. The carrying amount recorded for indemnifications at September 30, 2017, was $201 million.

We amortize the indemnification liability over the relevant time period, if one exists, based on the facts and circumstances surrounding each type of indemnity. In cases where the indemnification term is indefinite, we will reverse the liability when we have information to support that the liability was essentially relieved or amortize the liability over an appropriate time period as the fair value of our indemnification exposure declines. Although it is reasonably possible future payments may exceed amounts recorded, due to the nature of the indemnifications, it is not possible to make a reasonable estimate of the maximum potential amount of future payments. Included in the recorded carrying amount were $109 million of environmental accruals for known contamination that were primarily included in the “Asset retirement obligations and accrued environmental costs” line on our consolidated balance sheet at September 30, 2017. For additional information about environmental liabilities, see Note 12—Contingencies and Commitments.

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

Although liability of those potentially responsible for environmental remediation costs is generally joint and several for federal sites and frequently so for state sites, we are usually only one of many companies alleged to have liability at a particular site. Due to such joint and several liabilities, we could be responsible for all cleanup costs related to any site at which we have been designated as a potentially responsible party. We have been successful to date in sharing cleanup costs with other financially sound companies. Many of the sites at which we are potentially responsible are still under investigation by the EPA or the state agencies concerned. Prior to actual cleanup, those potentially responsible normally assess the site conditions, apportion responsibility and determine the appropriate remediation. In some instances, we may have no liability or may attain a settlement of liability. Where it appears that other potentially responsible parties may be financially unable to bear their proportional share, we consider this inability in estimating our potential liability, and we adjust our accruals accordingly. As a result of various acquisitions in the past, we assumed certain environmental obligations. Some of these environmental obligations are mitigated by indemnifications made by others for our benefit, although some of the indemnifications are subject to dollar and time limits.

We are currently participating in environmental assessments and cleanups at numerous federal Superfund and comparable state sites. After an assessment of environmental exposures for cleanup and other costs, we make accruals on an undiscounted basis (except those pertaining to sites acquired in a purchase business combination, which we record on a discounted basis) for planned investigation and remediation activities for sites where it is probable future costs will be incurred and the costs can be reasonably estimated. At September 30, 2017, our total environmental accrual was $458 million, compared with $496 million at December 31, 2016. We expect to incur a substantial amount of these expenditures within the next 30 years. We have not reduced these accruals for possible insurance recoveries. In the future, we may be involved in additional environmental assessments, cleanups and proceedings.

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

At September 30, 2017, we had performance obligations secured by letters of credit and bank guarantees of $574 million (of which $51 million was issued under the provisions of our revolving credit facility, and the remainder was issued as direct bank letters of credit and bank guarantees) related to various purchase and other commitments incident to the ordinary conduct of business.

Note 13—Derivatives and Financial Instruments

Derivative Instruments
We use financial and commodity-based derivative contracts to manage exposures to fluctuations in commodity prices, interest rates and foreign currency exchange rates, or to capture market opportunities. Because we do not apply hedge accounting for commodity derivative contracts, all realized or unrealized gains and losses from commodity derivative contracts are recognized in our consolidated statement of income. Gains and losses from derivative contracts held for trading not directly related to our physical business are reported net in the “Other income” line on our consolidated statement of income. Cash flows from all our derivative activity for the periods presented appear in the operating section on our consolidated statement of cash flows.

Purchase and sales contracts with firm minimum notional volumes for commodities that are readily convertible to cash are recorded on the consolidated balance sheet as derivatives unless the contracts are eligible for, and we elect, the normal purchases and normal sales exception, whereby the contracts are recorded on an accrual basis. We generally apply the normal purchases and normal sales exception to eligible crude oil, refined product, NGL, natural gas and power commodity contracts to purchase or sell quantities we expect to use or sell in the normal course of business. All other derivative instruments are recorded at fair value on our consolidated balance sheet. For further information on the fair value of derivatives, see Note 14—Fair Value Measurements.

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

	Millions of Dollars
	September 30, 2017
	Commodity Derivatives		Effect of Collateral Netting	Net Carrying Value Presented on the Balance Sheet
	Assets	Liabilities

Assets
Prepaid expenses and other current assets	$30	—	—	30
Other assets	5	(3)	—	2
Liabilities
Other accruals	933	(1,141)	168	(40)
Other liabilities and deferred credits	2	(4)	—	(2)
Total	$970	(1,148)	168	(10)

	Millions of Dollars
	December 31, 2016
	Commodity Derivatives		Effect of Collateral Netting	Net Carrying Value Presented on the Balance Sheet
	Assets	Liabilities

Assets
Prepaid expenses and other current assets	$267	(154)	—	113
Other assets	5	(1)	—	4
Liabilities
Other accruals	474	(612)	73	(65)
Other liabilities and deferred credits	—	(1)	—	(1)
Total	$746	(768)	73	51

At September 30, 2017, and December 31, 2016, there was no material cash collateral received or paid that was not offset on the consolidated balance sheet.

The gains (losses) incurred from commodity derivatives, and the line items where they appear on our consolidated statement of income, were:

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016

Sales and other operating revenues	$(256)	(6)	(101)	(274)
Other income	33	8	46	24
Purchased crude oil and products	(111)	36	16	(89)
Net gain (loss) from commodity derivative activity	$(334)	38	(39)	(339)

The following table summarizes our material net exposures resulting from outstanding commodity derivative contracts. These financial and physical derivative contracts are primarily used to manage price exposure on our underlying operations. The underlying exposures may be from non-derivative positions such as inventory volumes. Financial derivative contracts may also offset physical derivative contracts, such as forward sales contracts. The percentage of our derivative contract volumes expiring within the next 12 months was approximately 98 percent at September 30, 2017, and December 31, 2016.

	Open Position Long/(Short)
	September 30 2017	December 31 2016
Commodity
Crude oil, refined products and NGL (millions of barrels)	(35)	(18)

Interest Rate Derivative Contracts—In 2016, we entered into interest rate swaps to hedge the variability of anticipated lease payments on our new headquarters. These monthly lease payments will vary based on monthly changes in the one-month LIBOR and changes, if any, in the Company’s credit rating over the five-year term of the lease. The pay-fixed, receive-floating interest rate swaps have an aggregate notional value of $650 million and end on April 25, 2021. They qualify for, and are designated as, cash-flow hedges.

The aggregate net fair value of these swaps, which is included in the “Other accruals” and “Other assets” lines on our consolidated balance sheet, amounted to $8 million at both September 30, 2017, and December 31, 2016.

We report the effective portion of the mark-to-market gain or loss on our interest rate swaps designated and qualifying as a cash flow hedging instrument as a component of other comprehensive income (loss) and reclassify such gains and losses into earnings in the same period during which the hedged forecasted transaction affects earnings. Gains and losses due to ineffectiveness are recognized in general and administrative expenses. We did not recognize any material hedge ineffectiveness gain or loss in the consolidated income statement for the three- and nine-month periods ended September 30, 2017 and 2016. Net realized losses from settlements of the swaps were immaterial for the three- and nine-month periods ended September 30, 2017 and 2016.

We currently estimate that pre-tax gains of less than $1 million will be reclassified from accumulated other comprehensive income (loss) into general and administrative expenses during the next twelve months as the hedged transactions settle; however, the actual amounts that will be reclassified will vary based on changes in interest rates.

Credit Risk
Financial instruments potentially exposed to concentrations of credit risk consist primarily of over-the-counter (OTC) derivative contracts and trade receivables.

The credit risk from our OTC derivative contracts, such as forwards and swaps, derives from the counterparty to the transaction. Individual counterparty exposure is managed within predetermined credit limits and includes the use of cash-call margins when appropriate, thereby reducing the risk of significant nonperformance. We also use futures, swaps and option contracts that have a negligible credit risk because these trades are cleared with an exchange clearinghouse and subject to mandatory margin requirements until settled. However, we are exposed to the credit risk of those exchange brokers for receivables arising from daily margin cash calls, as well as for cash deposited to meet initial margin requirements.

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

The aggregate fair values of all derivative instruments with such credit-risk-related contingent features that were in a liability position were not material at September 30, 2017, or December 31, 2016.

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

We classify the fair value of an asset or liability based on the lowest level of input significant to its measurement. However, the fair value of an asset or liability initially reported as Level 3 will be subsequently reported as Level 2 if the unobservable inputs become inconsequential to its measurement or corroborating market data becomes available. Conversely, an asset or liability initially reported as Level 2 will be subsequently reported as Level 3 if corroborating market data becomes unavailable. For the nine-month period ended September 30, 2017, derivative assets with an aggregate value of $110 million and derivative liabilities with an aggregate value of $112 million were transferred into Level 1 from Level 2, as measured from the beginning of the reporting period. The measurements were reclassified within the fair value hierarchy due to the availability of unadjusted quoted prices from an active market.

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

OTC financial swaps and physical commodity forward purchase and sales contracts are generally valued using forward quotes provided by brokers and price index developers, such as Platts and Oil Price Information Service. We corroborate these quotes with market data and classify the resulting fair values as Level 2. When forward market prices are not available, we estimate fair value using the forward price of a similar commodity, adjusted for the difference in quality or location. In certain less liquid markets or for longer-term contracts, forward prices are not as readily available. In these circumstances, OTC swaps and physical commodity purchase and sales contracts are valued using internally developed methodologies that consider historical relationships among various commodities that result in management’s best estimate of fair value. We classify these contracts as Level 3. Financial OTC and physical commodity options are valued using industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors and contractual prices for the underlying instruments, as well as other relevant economic measures. The degree to which these inputs are observable in the forward markets determines whether the options are classified as Level 2 or 3. We use a mid-market pricing convention (the mid-point between bid and ask prices). When appropriate, valuations are adjusted to reflect credit considerations, generally based on available market evidence.
We determine the fair value of our interest rate swaps based on observed market valuations for interest rate swaps that have notionals, terms and pay and reset frequencies similar to ours.

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

The carrying values and fair values by hierarchy of our material financial instruments and commodity forward contracts, either carried or disclosed at fair value, including any effects of netting derivative assets with liabilities and netting collateral due to right of setoff or master netting agreements, were:

	Millions of Dollars
	September 30, 2017
	Fair Value Hierarchy			Total Fair Value of Gross Assets & Liabilities	Effect of Counterparty Netting	Effect of Collateral Netting	Difference in Carrying Value and Fair Value	Net Carrying Value Presented on the Balance Sheet
	Level 1	Level 2	Level 3
Commodity Derivative Assets
Exchange-cleared instruments	$487	452	—	939	(938)	—	—	1
OTC instruments	—	1	—	1	—	—	—	1
Physical forward contracts	—	30	—	30	—	—	—	30
Interest rate derivatives	—	8	—	8	—	—	—	8
Rabbi trust assets	111	—	—	111	N/A	N/A	—	111
	$598	491	—	1,089	(938)	—	—	151

Commodity Derivative Liabilities
Exchange-cleared instruments	$630	476	—	1,106	(938)	(168)	—	—
OTC instruments	—	1	—	1	—	—	—	1
Physical forward contracts	—	30	11	41	—	—	—	41
Floating-rate debt	100	1,587	—	1,687	N/A	N/A	—	1,687
Fixed-rate debt, excluding capital leases	—	9,110	—	9,110	N/A	N/A	(787)	8,323
	$730	11,204	11	11,945	(938)	(168)	(787)	10,052

	Millions of Dollars
	December 31, 2016
	Fair Value Hierarchy			Total Fair Value of Gross Assets & Liabilities	Effect of Counterparty Netting	Effect of Collateral Netting	Difference in Carrying Value and Fair Value	Net Carrying Value Presented on the Balance Sheet
	Level 1	Level 2	Level 3
Commodity Derivative Assets
Exchange-cleared instruments	$273	371	—	644	(628)	—	—	16
OTC instruments	—	6	—	6	(1)	—	—	5
Physical forward contracts	—	94	2	96	—	—	—	96
Interest rate derivatives	—	8	—	8	—	—	—	8
Rabbi trust assets	97	—	—	97	N/A	N/A	—	97
	$370	479	2	851	(629)	—	—	222

Commodity Derivative Liabilities
Exchange-cleared instruments	$249	452	—	701	(628)	(73)	—	—
OTC instruments	—	1	—	1	(1)	—	—	—
Physical forward contracts	—	61	5	66	—	—	—	66
Floating-rate debt	50	210	—	260	N/A	N/A	—	260
Fixed-rate debt, excluding capital leases	—	10,260	—	10,260	N/A	N/A	(570)	9,690
	$299	10,984	5	11,288	(629)	(73)	(570)	10,016

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

Nonrecurring Fair Value Measurements
See Note 5—Business Combinations for remeasurement of our investment in MSLP to fair value. During the nine months ended September 30, 2017 and 2016, there were no other material nonrecurring fair value remeasurements of assets subsequent to their initial recognition.

Note 15—Employee Benefit Plans

Pension and Postretirement Plans
The components of net periodic benefit cost for the three- and nine-month periods ended September 30, 2017 and 2016, were as follows:

	Millions of Dollars
	Pension Benefits				Other Benefits
	2017		2016		2017	2016
	U.S.	Int’l.	U.S.	Int’l.
Components of Net Periodic Benefit Cost
Three Months Ended September 30
Service cost	$33	8	32	8	1	1
Interest cost	27	7	29	7	2	2
Expected return on plan assets	(37)	(11)	(32)	(9)	—	—
Amortization of prior service cost	1	—	1	—	—	—
Recognized net actuarial loss	17	6	18	4	—	—
Settlements	21	—	2	—	—	—
Net periodic benefit cost	$62	10	50	10	3	3

Nine Months Ended September 30
Service cost	$99	25	96	26	4	5
Interest cost	81	20	87	22	6	6
Expected return on plan assets	(110)	(30)	(96)	(29)	—	—
Amortization of prior service cost (credit)	2	(1)	2	(1)	(1)	(1)
Recognized net actuarial loss	52	18	54	11	—	—
Settlements	76	—	5	—	—	—
Net periodic benefit cost	$200	32	148	29	9	10

During the first nine months of 2017, we contributed $432 million to our U.S. employee benefit plans and $26 million to our international employee benefit plans. The contributions were included in the “Other” line within the operating activities section on our consolidated statement of cash flows. We currently expect to make additional contributions of approximately $6 million to our U.S. employee benefit plans and $9 million to our international employee benefit plans during the remainder of 2017.

For our U.S. pension plans, lump-sum benefit payments have exceeded the sum of service and interest costs for the year. As a result, we have recognized a proportionate share of prior actuarial losses, or pension settlement expense, totaling $76 million for the nine months ended September 30, 2017.

In conjunction with the Whitegate Refinery disposition, the fair market value of plan assets was updated and the pension benefit obligation was remeasured for the Ireland Pension Plan at August 31, 2016. At the measurement date, the pension liability had a net decrease of $3 million, which resulted in an increase to other comprehensive income, due to the following two components: 1) a curtailment gain (decrease in projected benefit obligation) of $31 million, as all future benefit accruals were eliminated from projected benefit obligation, and 2) an actuarial loss (increase in projected benefit obligation) of $28 million, which was primarily related to a decline in the discount rate from 2.3 percent at December 31, 2015, to 1.3 percent at August 31, 2016.

Note 16—Accumulated Other Comprehensive Income (Loss)

The following table depicts changes in accumulated other comprehensive income (loss) by component, as well as detail on reclassifications out of accumulated other comprehensive income (loss):

	Millions of Dollars
	Defined Benefit Plans	Foreign Currency Translation	Hedging	Accumulated Other Comprehensive Income (Loss)

December 31, 2015	$(662)	11	(2)	(653)
Other comprehensive income (loss) before reclassifications	10	(187)	(7)	(184)
Amounts reclassified from accumulated other comprehensive income (loss)*
Amortization of defined benefit plan items**
Actuarial losses and settlements	45	—	—	45
Net current period other comprehensive income (loss)	55	(187)	(7)	(139)
September 30, 2016	$(607)	(176)	(9)	(792)

December 31, 2016	$(713)	(285)	3	(995)
Other comprehensive income before reclassifications	5	214	—	219
Amounts reclassified from accumulated other comprehensive income (loss)*
Amortization of defined benefit plan items**
Actuarial losses and settlements	92	—	—	92
Net current period other comprehensive income	97	214	—	311
September 30, 2017	$(616)	(71)	3	(684)
* There were no significant reclassifications related to foreign currency translation or hedging.
** These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit cost (see Note 15—Employee Benefit Plans, for additional information).

Note 17— Restricted Cash

At September 30, 2017, and December 31, 2016, the company did not have any restricted cash. The restrictions on the cash acquired in February 2017, as a result of the consolidation of MSLP, were fully removed in the second quarter of 2017 when MSLP’s outstanding debt that contained lender restrictions on the use of cash was paid in full. See Note 5—Business Combinations and Note 10—Debt for additional information regarding MSLP.

Note 18—Related Party Transactions

Significant transactions with related parties were:

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016

Operating revenues and other income (a)	$638	588	1,778	1,544
Purchases (b)	2,557	2,118	6,932	5,769
Operating expenses and selling, general and administrative expenses (c)	13	31	52	92

As discussed more fully in Note 5—Business Combinations, in February 2017, we began accounting for MSLP as a wholly owned consolidated subsidiary. Accordingly, the table above only includes processing fees paid to MSLP through the consolidation date.

(a)
We sold NGL and other petrochemical feedstocks, along with solvents, to CPChem, and we sold gas oil and hydrogen feedstocks to Excel Paralubes (Excel). We sold refined products to our OnCue Holdings, LLC joint venture. We also sold certain feedstocks and intermediate products to WRB and also acted as agent for WRB in supplying crude oil and other feedstocks for a fee. In addition, we charged several of our affiliates, including CPChem, for the use of common facilities, such as steam generators, waste and water treaters, and warehouse facilities.

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

Note 19—Segment Disclosures and Related Information

Our operating segments are:

1)
Midstream—Gathers, processes, transports and markets natural gas; and transports, stores, fractionates and markets NGL in the United States. In addition, this segment transports crude oil and other feedstocks to our refineries and other locations, delivers refined and specialty products to market, and provides terminaling and storage services for crude oil and petroleum products. The segment also stores, refrigerates and exports liquefied petroleum gas primarily to Asia. The Midstream segment includes our master limited partnership, Phillips 66 Partners LP, as well as our 50 percent equity investment in DCP Midstream.

2)	Chemicals—Consists of our 50 percent equity investment in CPChem, which manufactures and markets petrochemicals and plastics on a worldwide basis.

3)	Refining—Purchases, sells and refines crude oil and other feedstocks at 13 refineries, mainly in the United States and Europe.

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

We evaluate segment performance based on net income attributable to Phillips 66. Intersegment sales are at prices that approximate market.

Analysis of Results by Operating Segment

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
Sales and Other Operating Revenues
Midstream
Total sales	$1,433	934	4,467	2,784
Intersegment eliminations	(433)	(296)	(1,260)	(866)
Total Midstream	1,000	638	3,207	1,918
Chemicals	2	1	4	3
Refining
Total sales	16,499	13,465	46,014	37,242
Intersegment eliminations	(10,461)	(9,035)	(28,641)	(24,840)
Total Refining	6,038	4,430	17,373	12,402
Marketing and Specialties
Total sales	18,887	16,799	52,903	47,327
Intersegment eliminations	(306)	(252)	(900)	(792)
Total Marketing and Specialties	18,581	16,547	52,003	46,535
Corporate and Other	6	8	21	24
Consolidated sales and other operating revenues	$25,627	21,624	72,608	60,882

Net Income (Loss) Attributable to Phillips 66
Midstream	$85	75	221	179
Chemicals	121	101	498	447
Refining	550	177	1,033	412
Marketing and Specialties	208	267	563	701
Corporate and Other	(141)	(109)	(407)	(347)
Consolidated net income attributable to Phillips 66	$823	511	1,908	1,392

	Millions of Dollars
	September 30 2017	December 31 2016
Total Assets
Midstream	$12,904	12,832
Chemicals	6,211	5,802
Refining	23,949	22,825
Marketing and Specialties	7,118	6,227
Corporate and Other	2,530	3,967
Consolidated total assets	$52,712	51,653

Note 20—Income Taxes

Our effective tax rates for the third quarter and the first nine months of 2017 were 32 percent and 31 percent, respectively, compared with 34 percent and 32 percent for the corresponding periods of 2016.

The decrease in the effective tax rate for the third quarter of 2017 was primarily attributable to the relative impact of foreign operations that are subject to a lower income tax rate and excess tax benefits associated with share-based compensation.

The effective tax rate varies from the federal statutory tax rate of 35 percent primarily as a result of foreign operations, excess tax benefits associated with share-based compensation, and the impact of income attributable to noncontrolling interests, partially offset by state tax expense.

Note 21—Phillips 66 Partners LP

Phillips 66 Partners is a publicly traded master limited partnership formed to own, operate, develop and acquire primarily fee-based crude oil, refined petroleum product and NGL pipelines and terminals, as well as other midstream assets. Headquartered in Houston, Texas, Phillips 66 Partners’ assets currently consist of crude oil, refined petroleum products and NGL transportation, terminaling and storage systems, as well as crude oil and NGL processing facilities. Phillips 66 Partners conducts its operations through both wholly owned and joint-venture operations. The majority of Phillips 66 Partners’ wholly owned assets are associated with, and integral to the operation of, nine of Phillips 66’s owned or joint-venture refineries.

We consolidate Phillips 66 Partners as a variable interest entity for financial reporting purposes. See Note 3—Variable Interest Entities (VIEs) for additional information on why we consolidate the partnership. As a result of this consolidation, the public unitholders’ ownership interest in Phillips 66 Partners is reflected as a noncontrolling interest in our financial statements. At September 30, 2017, we owned a 57 percent limited partner interest and a 2 percent general partner interest in Phillips 66 Partners, while the public owned a 41 percent limited partner interest.

In June 2016, Phillips 66 Partners began issuing common units under a continuous offering program, which allows for the issuance of up to an aggregate of $250 million of Phillips 66 Partners’ common units, in amounts, at prices and on terms to be determined by market conditions and other factors at the time of the offerings (such continuous offering program, or at-the-market program, is referred to as the ATM program). For the nine months ended September 30, 2017, on a settlement-date basis, Phillips 66 Partners has issued 3,323,576 common units under the ATM program, which generated net proceeds of $171 million. From inception through September 30, 2017, Phillips 66 Partners has issued an aggregate of 3,669,728 common units under the ATM program, which generated net proceeds of $190 million.

Subsequent Events
On September 19, 2017, we entered into an agreement to contribute to Phillips 66 Partners our 25 percent interests in DAPL and ETCO and our 100 percent interest in MSLP. The transaction closed on October 6, 2017. Total consideration paid to us by Phillips 66 Partners was $1.65 billion, which included $372 million in cash at closing, the assumption of $588 million of promissory notes payable to us, the assumption of $450 million of term loans payable to a third party, and the issuance to us of common and general partner units with a fair value of $240 million. Shortly after closing, Phillips 66 Partners repaid the $588 million of promissory notes payable to us, resulting in total cash received by us for the transaction of $960 million. Phillips 66 Partners financed the consideration paid, in October 2017, with the proceeds from the private placement of $750 million of perpetual convertible preferred units and $300 million of common units, as well as a portion of the proceeds from a public offering of $650 million of Senior Notes. See Note 10—Debt for additional information on the Senior Notes.

After giving effect to the contribution and financing transactions discussed above, we own a 55 percent limited partner interest and a 2 percent general partner interest in Phillips 66 Partners, with the public owning a 43 percent limited partner interest.

Note 22—New Accounting Standards

In February 2017, the FASB issued ASU No. 2017-05, “Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20).” This ASU clarifies the scope and accounting for the sale or transfer of nonfinancial assets and in substance nonfinancial assets to noncustomers, including partial sales.  This ASU will eliminate the use of carryover basis for most nonmonetary exchanges, including contributions of assets to equity method joint ventures.  These amendments could result in the entity recognizing a gain or loss on the sale or transfer of nonfinancial assets.  Public entities should apply the guidance in ASU No. 2017-05 to annual periods beginning after December 15, 2017, including interim periods within those periods.  We are currently evaluating the provisions of ASU No. 2017-05.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business,” which clarifies the definition of a business with the objective of adding guidance to assist in evaluating whether transactions should be accounted for as acquisitions of assets or businesses. The amendment provides a screen for determining when a transaction involves an acquisition of a business. If substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset, or a group of similar identifiable assets, then the transaction is not considered an acquisition of a business. If the screen is not met, then the amendment requires that to be considered a business, the operation must include at a minimum an input and a substantive process that together significantly contribute to the ability to create an output. The guidance may reduce the number of transactions accounted for as business acquisitions. Public business entities should apply the guidance in ASU No. 2017-01 to annual periods beginning after December 15, 2017, including interim periods within those periods, with early adoption permitted. The amendments should be applied prospectively, and no disclosures are required at the effective date. We are currently evaluating the provisions of ASU No. 2017-01.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The new standard amends the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which may result in earlier recognition of losses. Public business entities should apply the guidance in ASU No. 2016-13 for annual periods beginning after December 15, 2019, including interim periods within those annual periods. Early adoption will be permitted for annual periods beginning after December 15, 2018. We are currently evaluating the provisions of ASU No. 2016-13 and assessing the impact on our financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” In the new standard, the FASB modified its determination of whether a contract is a lease rather than whether a lease is a capital or operating lease under the previous accounting principles generally accepted in the United States (GAAP). A contract represents a lease if a transfer of control occurs over an identified property, plant or equipment for a period of time in exchange for consideration. Control over the use of the identified asset includes the right to obtain substantially all of the economic benefits from the use of the asset and the right to direct its use. The FASB continued to maintain two classifications of leases—financing and operating—which are substantially similar to capital and operating leases in the previous lease guidance. Under the new standard, recognition of assets and liabilities arising from operating leases will require recognition on the balance sheet. The effect of all leases in the statement of comprehensive income and the statement of cash flows will be largely unchanged. Lessor accounting will also be largely unchanged. Additional disclosures will be required for financing and operating leases for both lessors and lessees. Public business entities should apply the guidance in ASU No. 2016-02 for annual periods beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted. Entities are required to adopt the ASU using a modified retrospective approach, subject to certain optional practical expedients, and apply the provisions of ASU No. 2016-02 to leasing arrangements existing at or entered into after the earliest comparative period presented in the financial statements. We are currently evaluating the provisions of ASU No. 2016-02 and assessing its impact on our financial statements. As part of our assessment to-date, we have formed an implementation team, commenced identification of our lease population and are evaluating lease software packages.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” This ASU and other related updates issued are intended to improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets and expand disclosure requirements. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date.” The amendment in this ASU defers the effective date of ASU No. 2014-09 for all entities for one year. Public business entities should apply the guidance in ASU No. 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. As part of our assessment work to-date, we have formed an implementation work team, completed training on the new ASU’s revenue recognition model and are continuing our contract review and documentation. Our expectation is to adopt the standard on January 1, 2018, using the modified retrospective application. In addition, we expect to present revenue net of sales-based taxes collected from our customers, resulting in no impact to earnings. Sales-based taxes include excise taxes on petroleum product sales as noted on our consolidated statement of income. Our evaluation of the new ASU is ongoing, which includes understanding the impact of adoption on earnings from equity method investments. Based on our analysis to-date, we have not identified any other material impact on our financial statements other than disclosures.

Note 23—Condensed Consolidating Financial Information

Phillips 66 has $6 billion of senior notes outstanding, the payment obligations of which are fully and unconditionally guaranteed by Phillips 66 Company, a 100-percent-owned subsidiary. The following condensed consolidating financial information presents the results of operations, financial position and cash flows for:

•	Phillips 66 and Phillips 66 Company (in each case, reflecting investments in subsidiaries utilizing the equity method of accounting).

•	All other nonguarantor subsidiaries.

•	The consolidating adjustments necessary to present Phillips 66’s results on a consolidated basis.

This condensed consolidating financial information should be read in conjunction with the accompanying consolidated financial statements and notes.

	Millions of Dollars
	Three Months Ended September 30, 2017
Statement of Income	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Revenues and Other Income
Sales and other operating revenues	$—	18,941	6,686	—	25,627
Equity in earnings of affiliates	880	608	172	(1,130)	530
Net gain (loss) on dispositions	—	1	(1)	—	—
Other income	—	34	15	—	49
Intercompany revenues	—	522	3,805	(4,327)	—
Total Revenues and Other Income	880	20,106	10,677	(5,457)	26,206

Costs and Expenses
Purchased crude oil and products	—	15,981	7,744	(4,262)	19,463
Operating expenses	—	857	285	(8)	1,134
Selling, general and administrative expenses	2	338	98	(3)	435
Depreciation and amortization	—	225	112	—	337
Impairments	—	—	1	—	1
Taxes other than income taxes	—	1,464	1,992	—	3,456
Accretion on discounted liabilities	—	3	2	—	5
Interest and debt expense	86	20	60	(54)	112
Foreign currency transaction losses	—	—	7	—	7
Total Costs and Expenses	88	18,888	10,301	(4,327)	24,950
Income before income taxes	792	1,218	376	(1,130)	1,256
Provision (benefit) for income taxes	(31)	338	100	—	407
Net Income	823	880	276	(1,130)	849
Less: net income attributable to noncontrolling interests	—	—	26	—	26
Net Income Attributable to Phillips 66	$823	880	250	(1,130)	823

Comprehensive Income	$948	1,005	362	(1,341)	974

	Millions of Dollars
	Three Months Ended September 30, 2016
Statement of Income	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Revenues and Other Income
Sales and other operating revenues	$—	15,264	6,360	—	21,624
Equity in earnings of affiliates	571	521	108	(809)	391
Net gain (loss) on dispositions	—	(11)	14	—	3
Other income	—	10	14	—	24
Intercompany revenues	—	173	2,685	(2,858)	—
Total Revenues and Other Income	571	15,957	9,181	(3,667)	22,042

Costs and Expenses
Purchased crude oil and products	—	12,377	6,388	(2,804)	15,961
Operating expenses	—	864	206	(9)	1,061
Selling, general and administrative expenses	1	314	99	(3)	411
Depreciation and amortization	—	206	87	—	293
Impairments	—	1	1	—	2
Taxes other than income taxes	—	1,390	2,034	—	3,424
Accretion on discounted liabilities	—	3	2	—	5
Interest and debt expense	91	6	26	(42)	81
Foreign currency transaction gains	—	—	(9)	—	(9)
Total Costs and Expenses	92	15,161	8,834	(2,858)	21,229
Income before income taxes	479	796	347	(809)	813
Provision (benefit) for income taxes	(32)	225	84	—	277
Net Income	511	571	263	(809)	536
Less: net income attributable to noncontrolling interests	—	—	25	—	25
Net Income Attributable to Phillips 66	$511	571	238	(809)	511

Comprehensive Income	$471	531	207	(713)	496

	Millions of Dollars
	Nine Months Ended September 30, 2017
Statement of Income	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Revenues and Other Income
Sales and other operating revenues	$—	52,844	19,764	—	72,608
Equity in earnings of affiliates	2,083	1,677	408	(2,811)	1,357
Net gain on dispositions	—	1	14	—	15
Other income	—	469	50	—	519
Intercompany revenues	—	1,172	9,654	(10,826)	—
Total Revenues and Other Income	2,083	56,163	29,890	(13,637)	74,499

Costs and Expenses
Purchased crude oil and products	—	44,622	21,489	(10,616)	55,495
Operating expenses	—	2,779	806	(44)	3,541
Selling, general and administrative expenses	6	962	298	(8)	1,258
Depreciation and amortization	—	657	315	—	972
Impairments	—	17	1	—	18
Taxes other than income taxes	—	4,287	5,681	—	9,968
Accretion on discounted liabilities	—	12	4	—	16
Interest and debt expense	263	46	173	(158)	324
Foreign currency transaction losses	—	—	6	—	6
Total Costs and Expenses	269	53,382	28,773	(10,826)	71,598
Income before income taxes	1,814	2,781	1,117	(2,811)	2,901
Provision (benefit) for income taxes	(94)	698	304	—	908
Net Income	1,908	2,083	813	(2,811)	1,993
Less: net income attributable to noncontrolling interests	—	—	85	—	85
Net Income Attributable to Phillips 66	$1,908	2,083	728	(2,811)	1,908

Comprehensive Income	$2,219	2,394	1,024	(3,333)	2,304

	Millions of Dollars
	Nine Months Ended September 30, 2016
Statement of Income	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Revenues and Other Income
Sales and other operating revenues	$—	42,199	18,683	—	60,882
Equity in earnings of affiliates	1,574	1,406	268	(2,089)	1,159
Net gain (loss) on dispositions	—	(11)	20	—	9
Other income	—	34	25	—	59
Intercompany revenues	—	570	6,398	(6,968)	—
Total Revenues and Other Income	1,574	44,198	25,394	(9,057)	62,109

Costs and Expenses
Purchased crude oil and products	—	33,844	17,047	(6,802)	44,089
Operating expenses	—	2,477	628	(27)	3,078
Selling, general and administrative expenses	5	914	307	(8)	1,218
Depreciation and amortization	—	609	254	—	863
Impairments	—	1	3	—	4
Taxes other than income taxes	—	4,131	6,348	—	10,479
Accretion on discounted liabilities	—	11	4	—	15
Interest and debt expense	275	23	83	(131)	250
Foreign currency transaction gains	—	—	(16)	—	(16)
Total Costs and Expenses	280	42,010	24,658	(6,968)	59,980
Income before income taxes	1,294	2,188	736	(2,089)	2,129
Provision (benefit) for income taxes	(98)	614	163	—	679
Net Income	1,392	1,574	573	(2,089)	1,450
Less: net income attributable to noncontrolling interests	—	—	58	—	58
Net Income Attributable to Phillips 66	$1,392	1,574	515	(2,089)	1,392

Comprehensive Income	$1,253	1,435	398	(1,775)	1,311

	Millions of Dollars
	September 30, 2017
Balance Sheet	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Assets
Cash and cash equivalents	$—	308	1,239	—	1,547
Accounts and notes receivable	10	4,596	4,584	(2,835)	6,355
Inventories	—	3,174	1,281	—	4,455
Prepaid expenses and other current assets	—	435	143	—	578
Total Current Assets	10	8,513	7,247	(2,835)	12,935
Investments and long-term receivables	30,418	22,699	9,195	(48,413)	13,899
Net properties, plants and equipment	—	13,052	8,251	—	21,303
Goodwill	—	2,853	417	—	3,270
Intangibles	—	724	160	—	884
Other assets	14	252	158	(3)	421
Total Assets	$30,442	48,093	25,428	(51,251)	52,712

Liabilities and Equity
Accounts payable	$—	6,828	3,278	(2,835)	7,271
Short-term debt	649	9	48	—	706
Accrued income and other taxes	—	373	528	—	901
Employee benefit obligations	—	419	63	—	482
Other accruals	128	305	112	—	545
Total Current Liabilities	777	7,934	4,029	(2,835)	9,905
Long-term debt	6,970	49	2,476	—	9,495
Asset retirement obligations and accrued environmental costs	—	462	167	—	629
Deferred income taxes	—	5,034	2,574	(3)	7,605
Employee benefit obligations	—	593	284	—	877
Other liabilities and deferred credits	143	3,994	4,064	(7,959)	242
Total Liabilities	7,890	18,066	13,594	(10,797)	28,753
Common stock	9,743	25,403	10,416	(35,819)	9,743
Retained earnings	13,493	5,308	249	(5,586)	13,464
Accumulated other comprehensive loss	(684)	(684)	(267)	951	(684)
Noncontrolling interests	—	—	1,436	—	1,436
Total Liabilities and Equity	$30,442	48,093	25,428	(51,251)	52,712

	Millions of Dollars
	December 31, 2016
Balance Sheet	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Assets
Cash and cash equivalents	$—	854	1,857	—	2,711
Accounts and notes receivable	13	4,336	3,276	(1,228)	6,397
Inventories	—	2,198	952	—	3,150
Prepaid expenses and other current assets	2	317	103	—	422
Total Current Assets	15	7,705	6,188	(1,228)	12,680
Investments and long-term receivables	31,165	22,733	8,588	(48,952)	13,534
Net properties, plants and equipment	—	13,044	7,811	—	20,855
Goodwill	—	2,853	417	—	3,270
Intangibles	—	719	169	—	888
Other assets	15	245	168	(2)	426
Total Assets	$31,195	47,299	23,341	(50,182)	51,653

Liabilities and Equity
Accounts payable	$—	5,626	2,663	(1,228)	7,061
Short-term debt	500	30	20	—	550
Accrued income and other taxes	—	348	457	—	805
Employee benefit obligations	—	475	52	—	527
Other accruals	59	371	90	—	520
Total Current Liabilities	559	6,850	3,282	(1,228)	9,463
Long-term debt	6,920	150	2,518	—	9,588
Asset retirement obligations and accrued environmental costs	—	501	154	—	655
Deferred income taxes	—	4,391	2,354	(2)	6,743
Employee benefit obligations	—	948	268	—	1,216
Other liabilities and deferred credits	1,297	3,337	4,060	(8,431)	263
Total Liabilities	8,776	16,177	12,636	(9,661)	27,928
Common stock	10,777	25,403	10,117	(35,520)	10,777
Retained earnings	12,637	6,714	(269)	(6,474)	12,608
Accumulated other comprehensive loss	(995)	(995)	(478)	1,473	(995)
Noncontrolling interests	—	—	1,335	—	1,335
Total Liabilities and Equity	$31,195	47,299	23,341	(50,182)	51,653

	Millions of Dollars
	Nine Months Ended September 30, 2017
Statement of Cash Flows	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Cash Flows From Operating Activities
Net Cash Provided by Operating Activities	$1,919	601	1,566	(2,369)	1,717

Cash Flows From Investing Activities
Capital expenditures and investments*	—	(842)	(593)	140	(1,295)
Proceeds from asset dispositions**	—	2	63	—	65
Intercompany lending activities	93	1,655	(1,748)	—	—
Advances/loans—related parties	—	(9)	—	—	(9)
Collection of advances/loans—related parties	—	75	250	—	325
Restricted cash received from consolidation of business	—	—	318	—	318
Other	—	(73)	(7)	—	(80)
Net Cash Provided by (Used in) Investing Activities	93	808	(1,717)	140	(676)

Cash Flows From Financing Activities
Issuance of debt	1,700	—	1,383	—	3,083
Repayment of debt	(1,500)	(16)	(1,645)	—	(3,161)
Issuance of common stock	23	—	—	—	23
Repurchase of common stock	(1,127)	—	—	—	(1,127)
Dividends paid on common stock	(1,042)	(1,939)	(430)	2,369	(1,042)
Distributions to noncontrolling interests	—	—	(83)	—	(83)
Net proceeds from issuance of Phillips 66 Partners LP common units	—	—	171	—	171
Other*	(66)	—	140	(140)	(66)
Net Cash Used in Financing Activities	(2,012)	(1,955)	(464)	2,229	(2,202)

Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	—	—	(3)	—	(3)

Net Change in Cash, Cash Equivalents and Restricted Cash	—	(546)	(618)	—	(1,164)
Cash, cash equivalents and restricted cash at beginning of period	—	854	1,857	—	2,711
Cash, Cash Equivalents and Restricted Cash at End of Period	$—	308	1,239	—	1,547
* Includes intercompany capital contributions.
** Includes return of investments in equity affiliates.

	Millions of Dollars
	Nine Months Ended September 30, 2016
Statement of Cash Flows	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Cash Flows From Operating Activities
Net Cash Provided by Operating Activities	$3,111	1,790	1,174	(3,779)	2,296

Cash Flows From Investing Activities
Capital expenditures and investments*	—	(1,025)	(1,044)	38	(2,031)
Proceeds from asset dispositions**	—	—	159	—	159
Intercompany lending activities	(1,303)	2,692	(1,389)	—	—
Advances/loans—related parties	—	(75)	(191)	—	(266)
Collection of advances/loans—related parties	—	—	107	—	107
Other	—	30	(162)	—	(132)
Net Cash Provided by (Used in) Investing Activities	(1,303)	1,622	(2,520)	38	(2,163)

Cash Flows From Financing Activities
Issuance of debt	—	—	400	—	400
Repayment of debt	—	(21)	(397)	—	(418)
Issuance of common stock	14	—	—	—	14
Repurchase of common stock	(812)	—	—	—	(812)
Dividends paid on common stock	(954)	(3,099)	(680)	3,779	(954)
Distributions to noncontrolling interests	—	—	(45)	—	(45)
Net proceeds from issuance of Phillips 66 Partners LP common units	—	—	972	—	972
Other*	(56)	18	38	(38)	(38)
Net Cash Provided by (Used in) Financing Activities	(1,808)	(3,102)	288	3,741	(881)

Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	—	—	11	—	11

Net Change in Cash, Cash Equivalents and Restricted Cash	—	310	(1,047)	—	(737)
Cash, cash equivalents and restricted cash at beginning of period	—	575	2,499	—	3,074
Cash, Cash Equivalents and Restricted Cash at End of Period	$—	885	1,452	—	2,337
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

BUSINESS ENVIRONMENT AND EXECUTIVE OVERVIEW

Phillips 66 is an energy manufacturing and logistics company with midstream, chemicals, refining, and marketing and specialties businesses. At September 30, 2017, we had total assets of $53 billion. Our common stock trades on the New York Stock Exchange under the symbol PSX.

Executive Overview
In the third quarter of 2017, we reported earnings of $823 million and generated cash from operating activities of $401 million. Cash from operations for the quarter reflected contributions to our employee benefit plans of $426 million. We used available cash to fund capital expenditures and investments of $367 million, pay dividends of $356 million and repurchase $461 million of our common stock. We ended the third quarter of 2017 with $1.5 billion of cash and cash equivalents and approximately $5.4 billion of total committed capacity available under our credit facilities.

Business Environment
Crude oil prices were relatively flat in the third quarter of 2017 compared with the second quarter of 2017, but significantly higher compared with the third quarter of 2016. At the end of the third quarter, Hurricane Harvey and Hurricane Irma combined to drive price volatility by reducing production of crude oil, natural gas and refined products. The U.S. crude oil benchmark, West Texas Intermediate (WTI), stayed relatively flat, moving from an average of $48.24 per barrel in the second quarter of 2017 to $48.16 per barrel in the third quarter of 2017. The WTI discount to the international benchmark, Brent, expanded from the second quarter of 2017 average of $1.59 per barrel to $3.92 per barrel in the third quarter of 2017, driven by refinery and transportation and storage system outages on the U.S. Gulf Coast, as well as Organization of the Petroleum Exporting Countries (OPEC) production cuts.  The continual low-commodity-price environment, along with the weather-related supply disruptions, had both favorable and unfavorable impacts on our businesses that vary by segment.

Earnings in the Midstream segment, which includes our 50 percent equity investment in DCP Midstream, LLC (DCP Midstream), are closely linked to natural gas liquids (NGL) prices, natural gas prices and crude oil prices. Higher NGL prices in the third quarter of 2017, compared with both the second quarter of 2017 and third quarter of 2016, resulted from lower inventories due to higher export volumes. Average natural gas prices improved in the third quarter of 2017 compared with the third quarter of 2016, benefiting from lower inventory, and decreased compared with the second quarter of 2017.

The Chemicals segment consists of our 50 percent equity investment in Chevron Phillips Chemical Company LLC (CPChem). The chemicals and plastics industry is mainly a commodity-based industry where the margins for key products are based on supply and demand, as well as cost factors. The petrochemicals industry continues to experience lower ethylene cash costs in regions of the world where ethylene feedstocks are based on NGL rather than crude-oil-derived feedstocks. In particular, companies with North American light NGL-based crackers have benefited from lower-priced feedstocks, primarily ethane. Due to weather-related issues, a number of crackers were offline or running at reduced rates during the quarter. The ethylene-to-polyethylene chain margins in the third quarter of 2017 declined compared with the second quarter of 2017 and the third quarter of 2016 due to higher NGL feedstock costs.

The results of our Refining segment are driven by several factors, including refining margins, cost control, refinery throughput, feedstock costs, product yields and turnaround activity. Industry crack spread indicators, the difference between market prices for refined products and crude oil, are used to estimate refining margins. The U.S. Gulf Coast 3:2:1 crack spread (three barrels of crude oil producing two barrels of gasoline and one barrel of diesel) rose significantly in the third quarter of 2017, compared with the second quarter of 2017 and third quarter of 2016, due primarily to weather-related disruptions.

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

RESULTS OF OPERATIONS

Unless otherwise indicated, discussion of results for the three- and nine-month periods ended September 30, 2017, is based on a comparison with the corresponding periods of 2016.

Consolidated Results
A summary of net income (loss) attributable to Phillips 66 by business segment follows:

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016

Midstream	$85	75	221	179
Chemicals	121	101	498	447
Refining	550	177	1,033	412
Marketing and Specialties	208	267	563	701
Corporate and Other	(141)	(109)	(407)	(347)
Net income attributable to Phillips 66	$823	511	1,908	1,392

Earnings for Phillips 66 increased $312 million, or 61 percent, in the third quarter of 2017, mainly reflecting:

•	Higher realized refining margins.

•	Improved earnings from equity affiliates in our Midstream segment.

•	Lower refining turnaround costs.

These increases were partially offset by:

•	Increased costs due to Hurricane Harvey.

•	Lower realized marketing margins.

•	Higher interest and debt expense.

Earnings for Phillips 66 increased $516 million, or 37 percent, in the nine-month period of 2017, mainly reflecting:

•	Higher realized refining margins.

•	Recognition of a $261 million after-tax gain from the consolidation of Merey Sweeny, L.P. (MSLP).

•	Improved earnings from equity affiliates in our Midstream and Chemicals segments.

These increases were partially offset by:

•	Higher refining turnaround costs.

•	Lower realized marketing margins.

•	Higher interest and debt expense.

See the “Segment Results” section for additional information on our segment results.

Statement of Income Analysis

Sales and other operating revenues for the third quarter and nine-month period of 2017 both increased 19 percent and purchased crude oil and products increased 22 percent and 26 percent, respectively. These increases were mainly due to higher prices for petroleum products, crude oil and NGL.

Equity in earnings of affiliates increased 36 percent in the third quarter and 17 percent in the nine-month period of 2017. These increases were mainly due to increased earnings from WRB Refining LP (WRB), driven by higher refining margins, and improved earnings from equity affiliates in our Midstream segment. Additionally, during the nine-month period of 2017, higher earnings from our investment in CPChem contributed to the increase. See the “Segment Results” section for additional information on Midstream and Chemicals earnings from equity affiliates.

Other income increased $460 million in the nine-month period of 2017. We recognized a noncash, pre-tax gain of $423 million in the first quarter of 2017 related to the consolidation of MSLP. See Note 5—Business Combinations, in the Notes to Consolidated Financial Statements, for additional information.

Operating expenses increased 7 percent in the third quarter and 15 percent in the nine-month period of 2017. These increases were mainly due to higher environmental expenses, transportation costs, hurricane-related costs and costs related to our employee benefit plans. In the third quarter, these increases were partially offset by lower refining turnaround costs. Additionally, higher refining turnaround costs contributed to the increase in operating costs during the nine-month period of 2017. See Note 15—Employee Benefit Plans, in the Notes to Consolidated Financial Statements, for more information.

Depreciation and amortization increased 15 percent in the third quarter and 13 percent in the nine-month period of 2017, reflecting higher depreciation from the Freeport LPG Export Terminal, which began operations in late 2016, and an increase in properties, plants and equipment.

Taxes other than income taxes decreased 5 percent in the nine-month period of 2017. This decrease was mainly attributable to lower excise taxes from our U.K. operations as a result of the sale of the Whitegate Refinery and related marketing assets in September 2016.

Interest and debt expense increased 38 percent in the third quarter and 30 percent in the nine-month period of 2017. These increases were mainly due to higher average debt principal balances and lower capitalized interest due to the Freeport LPG Export Terminal beginning operations in late 2016. These increases were partially offset by lower interest rates on debt issued in April 2017 to repay $1,500 million of 2.95% Senior Notes that came due in the second quarter of 2017.

Net income attributable to noncontrolling interest increased $27 million in the nine-month period of 2017, reflecting the contribution of assets to Phillips 66 Partners during 2016.

See Note 20—Income Taxes, in the Notes to Consolidated Financial Statements, for information regarding our provision for income taxes and effective tax rates.

Segment Results

Midstream

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
	Millions of Dollars
Net Income (Loss) Attributable to Phillips 66
Transportation	$97	63	204	200
NGL	(13)	3	(14)	(25)
DCP Midstream	1	9	31	4
Total Midstream	$85	75	221	179

	Thousands of Barrels Daily
Transportation Volumes
Pipelines*	3,447	3,495	3,449	3,540
Terminals	2,675	2,417	2,552	2,356
Operating Statistics
NGL fractionated**	177	173	176	170
NGL extracted***	378	403	362	400
* Pipelines represent the sum of volumes transported through each separately tariffed pipeline segment, including our share of equity volumes from Yellowstone Pipe Line Company and Lake Charles Pipe Line Company.
** Excludes DCP Midstream.
*** Includes 100 percent of DCP Midstream’s volumes.

Dollars Per Gallon
Weighted-Average NGL Price*
DCP Midstream	$0.62	0.45	0.59	0.43
* Based on index prices from the Mont Belvieu and Conway market hubs that are weighted by NGL component and location mix.

The Midstream segment gathers, processes, transports and markets natural gas; and transports, stores, fractionates and markets NGL in the United States. In addition, this segment transports crude oil and other feedstocks to our refineries and other locations, delivers refined and specialty products to market, and provides terminaling and storage services for crude oil and petroleum products. The segment also stores, refrigerates, and exports liquefied petroleum gas primarily to Asia. The Midstream segment includes our master limited partnership, Phillips 66 Partners LP, as well as our 50 percent equity investment in DCP Midstream.

Earnings from the Midstream segment increased $10 million in the third quarter and $42 million in the nine-month period of 2017.

Transportation earnings increased $34 million in the third quarter of 2017. The improved earnings were mainly driven by a full quarter of operations of the Bakken Pipeline, which commenced commercial operations on June 1, 2017, as well as our share of a settlement payment received by Rockies Express Pipeline LLC (REX) in connection with a breach of contract claim. These items were partially offset by higher earnings attributable to noncontrolling interests, reflecting the impact of transportation asset contributions to Phillips 66 Partners in October 2016. Transportation earnings increased $4 million in the nine-month period of 2017, as the Bakken Pipeline and REX Pipeline items noted above were mostly offset by higher earnings attributable to noncontrolling interests and increased maintenance costs.

Results from our NGL business were $16 million lower in the third quarter of 2017, primarily due to higher depreciation from the startup of the Freeport LPG Export Terminal in late 2016 and development expenses associated with new capital projects. NGL results improved $11 million in the nine-month period of 2017. The improved results reflect the Freeport LPG Export Terminal startup in late 2016, as well as improved NGL margins. These items were partially offset by higher earnings attributable to noncontrolling interests, as a result of asset contributions to Phillips 66 Partners.

Earnings from our investment in DCP Midstream decreased $8 million in the third quarter of 2017, primarily reflecting the impact of higher asset impairments in the 2017 period and a gain on an asset sale in the 2016 period. In addition, lower volumes and margins, including the impact of DCP Midstream’s hedging program, contributed to the decrease in earnings. Earnings from our investment in DCP Midstream increased $27 million in the nine-month period of 2017, as higher margins more than offset the impact of lower volumes and the impairments and gain on sale noted above.

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

See the “Business Environment and Executive Overview” section for information on market factors impacting this quarter’s results.

Chemicals

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
	Millions of Dollars

Net Income Attributable to Phillips 66	$121	101	498	447

	Millions of Pounds
CPChem Externally Marketed Sales Volumes*
Olefins and Polyolefins (O&P)	3,842	4,155	11,995	12,296
Specialties, Aromatics and Styrenics (SA&S)	1,095	1,284	3,476	3,750
	4,937	5,439	15,471	16,046
* Includes 100 percent of CPChem’s outside sales of produced petrochemical products, as well as commission sales from equity affiliates.

Olefins and Polyolefins Capacity Utilization (percent)*	83%	93	90	93
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

Earnings from the Chemicals segment increased $20 million in the third quarter and $51 million in the nine-month period of 2017. The increase in both 2017 periods primarily reflects the absence of an impairment of $177 million due to lower demand and margin factors affecting an equity investment affiliate, which resulted in an $89 million after-tax reduction in our equity earnings from CPChem in the third quarter and nine-month period of 2016.  This increase was partially offset in both 2017 periods by lower margins and hurricane-related costs.  In addition, the nine-month period of 2017 benefited from a gain CPChem recognized on the sale of its K-Resin® SBC business in the first quarter of 2017, and higher outside sales volumes.

As a result of Hurricane Harvey, CPChem’s Cedar Bayou facility in Baytown, Texas, experienced severe flooding, which caused it to shut down operations in the third quarter of 2017. We expect the units at this facility to resume operations, in stages, beginning in November and completing in December 2017. CPChem’s U.S. Gulf Coast Petrochemicals Project, which consists of a world-scale ethane cracker at Cedar Bayou and two polyethylene units at Old Ocean, Texas, was also impacted by the flooding. As a result, we expect construction on the ethane cracker to be completed and commissioning to begin in the first quarter of 2018.

See the “Business Environment and Executive Overview” section for information on market factors impacting this quarter’s results.

Refining

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
Net Income Attributable to Phillips 66
Atlantic Basin/Europe	$171	5	228	41
Gulf Coast	67	30	448	103
Central Corridor	197	142	286	217
West Coast	115	—	71	51
Worldwide	$550	177	1,033	412

The following table presents our realized refining margin per barrel. Realized refining margins measure the difference between a) sales and other operating revenues derived from the sale of petroleum products manufactured at our refineries and b) purchase costs of feedstocks, primarily crude oil, used to produce the petroleum products. The margins are adjusted to include our proportional share of our joint venture refineries’ realized margins, as calculated above, as well as to exclude those items that are not representative of the underlying operating performance of a period, which we call “special items.” The realized refining margins are converted to a per-barrel basis by dividing them by total refinery processed inputs (primarily crude oil) measured on a barrel basis, including our share of inputs processed by our joint venture refineries. Our realized refining margin per barrel is intended to be comparable with industry refining margins, which are known as “crack spreads.” As discussed in “Business Environment,” industry crack spreads measure the difference between market prices for refined petroleum products and crude oil. Realized refining margin per barrel calculated on a similar basis as industry crack spreads provides a useful measure of how well we performed relative to benchmark industry margins.

Under the accounting principles generally accepted in the United States (GAAP), the performance measure most directly comparable to refining margin per barrel is the Refining segment’s “net income attributable to Phillips 66 per barrel.” Refining margin per barrel excludes items that are typically included in a manufacturer’s gross margin, such as depreciation and operating expenses, and other items used to determine net income, such as general and administrative expenses and income taxes. It also includes our proportional share of joint venture refineries’ realized margins and excludes special items. Because refining margin per barrel is calculated in this manner, and because refining margin per barrel may be defined differently by other companies in our industry, it has limitations as an analytical tool. See the “Non-GAAP Reconciliations” section below for reconciliations of net income attributable to Phillips 66 to realized refining margins.

	Dollars Per Barrel
	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
Net Income Attributable to Phillips 66
Atlantic Basin/Europe	$3.27	0.09	1.58	0.24
Gulf Coast	0.95	0.42	2.14	0.49
Central Corridor	8.37	5.92	4.06	2.98
West Coast	3.14	—	0.71	0.51
Worldwide	3.01	0.96	1.97	0.74

Realized Refining Margins
Atlantic Basin/Europe	$10.02	5.04	8.22	5.66
Gulf Coast	7.26	5.47	7.33	5.78
Central Corridor	14.04	11.18	11.55	9.10
West Coast	12.95	9.07	11.37	9.91
Worldwide	10.49	7.23	9.19	7.16

	Thousands of Barrels Daily
	Three Months Ended September 30		Nine Months Ended September 30
Operating Statistics	2017	2016	2017	2016
Refining operations*
Atlantic Basin/Europe
Crude oil capacity	520	571	520	582
Crude oil processed	536	573	479	581
Capacity utilization (percent)	103%	100	92	100
Refinery production	574	611	536	617
Gulf Coast
Crude oil capacity	743	743	743	743
Crude oil processed	694	701	692	706
Capacity utilization (percent)	93%	94	93	95
Refinery production	771	776	774	783
Central Corridor
Crude oil capacity	493	493	493	493
Crude oil processed	480	487	472	486
Capacity utilization (percent)	97%	99	96	99
Refinery production	503	510	493	508
West Coast
Crude oil capacity	360	360	360	360
Crude oil processed	368	344	338	339
Capacity utilization (percent)	102%	96	94	94
Refinery production	398	374	364	365
Worldwide
Crude oil capacity	2,116	2,167	2,116	2,178
Crude oil processed	2,078	2,105	1,981	2,112
Capacity utilization (percent)	98%	97	94	97
Refinery production	2,246	2,271	2,167	2,273
* Includes our share of equity affiliates.

The Refining segment purchases, sells and refines crude oil and other feedstocks into petroleum products (such as gasoline, distillates and aviation fuels) at 13 refineries, mainly in the United States and Europe.

Earnings for the Refining segment increased $373 million in the third quarter of 2017. The increase was primarily due to higher realized refining margins resulting from improved market crack spreads and secondary product margins, partially offset by lower feedstock advantage and clean product differentials. Lower turnaround costs also contributed to the increase in earnings.

Earnings for the Refining segment increased $621 million in the nine-month period of 2017. The increase in earnings was mainly due to higher realized refining margins and a gain recognized on the consolidation of MSLP. These increases were partially offset by higher turnaround costs. See Note 5—Business Combinations, in the Notes to Consolidated Financial Statements, for additional information on the consolidation of MSLP.

See the “Business Environment and Executive Overview” section for information on market factors impacting this quarter’s results.

Our worldwide refining crude oil capacity utilization rate was 98 percent and 94 percent in the third quarter and nine-month period of 2017, respectively, compared with 97 percent in both the third quarter and nine-month period of 2016. The increase in the third quarter of 2017 was primarily attributable to improved market conditions, partially offset by hurricane-related downtime. The decrease in the nine-month period of 2017 was primarily due to higher turnaround activities in 2017 as compared with 2016.

Non-GAAP Reconciliations

	Millions of Dollars, Except as Indicated
Realized Refining Margins	Atlantic Basin/Europe	Gulf Coast	Central Corridor	West Coast	Worldwide

Three Months Ended September 30, 2017
Net income attributable to Phillips 66	$171	67	197	115	550
Plus (Less):
Provision for income taxes	76	42	120	75	313
Taxes other than income taxes	14	24	9	—	47
Depreciation, amortization and impairments	47	68	32	58	205
Selling, general and administrative expenses	16	14	8	12	50
Operating expenses	185	298	123	212	818
Equity in (earnings) losses of affiliates	3	(1)	(146)	—	(144)
Other segment (income) expense, net	(2)	—	8	2	8
Proportional share of refining gross margins contributed by equity affiliates	15	—	290	—	305
Realized refining margins	$525	512	641	474	2,152

Total processed inputs (thousands of barrels)	52,306	70,544	23,525	36,635	183,010
Adjusted total processed inputs (thousands of barrels)*	52,306	70,544	45,733	36,635	205,218

Net income attributable to Phillips 66 per barrel (dollars per barrel)**	$3.27	0.95	8.37	3.14	3.01
Realized refining margins (dollars per barrel)***	10.02	7.26	14.04	12.95	10.49

Three Months Ended September 30, 2016
Net income attributable to Phillips 66	$5	30	142	—	177
Plus (Less):
Provision (benefit) for income taxes	(1)	21	78	(1)	97
Taxes other than income taxes	13	12	7	20	52
Depreciation, amortization and impairments	46	58	26	58	188
Selling, general and administrative expenses	16	14	8	12	50
Operating expenses	199	330	118	221	868
Equity in (earnings) losses of affiliates	2	(8)	(62)	—	(68)
Other segment (income) expense, net	(12)	—	2	—	(10)
Proportional share of refining gross margins contributed by equity affiliates	14	1	199	—	214
Special items:
Pending claims and settlements	—	(70)	—	—	(70)
Realized refining margins	$282	388	518	310	1,498

Total processed inputs (thousands of barrels)	55,854	70,814	23,977	34,251	184,896
Adjusted total processed inputs (thousands of barrels)*	55,854	70,814	46,420	34,251	207,339

Net income attributable to Phillips 66 per barrel (dollars per barrel)**	$0.09	0.42	5.92	—	0.96
Realized refining margins (dollars per barrel)***	5.04	5.47	11.18	9.07	7.23
* Adjusted total processed inputs include our proportional share of processed inputs of equity affiliates.
** Net income attributable to Phillips 66 divided by total processed inputs.
*** Realized refining margins per barrel, as presented, are calculated using the underlying realized refining margin amounts, in dollars, divided by adjusted total processed inputs, in barrels. As such, recalculated per barrel amounts using the rounded margins and barrels presented may differ from the presented per barrel amounts due to rounding.

	Millions of Dollars, Except as Indicated
Realized Refining Margins	Atlantic Basin/Europe	Gulf Coast	Central Corridor	West Coast	Worldwide

Nine Months Ended September 30, 2017
Net income attributable to Phillips 66	$228	448	286	71	1,033
Plus (Less):
Provision for income taxes	41	268	170	48	527
Taxes other than income taxes	43	74	36	41	194
Depreciation, amortization and impairments	143	203	96	183	625
Selling, general and administrative expenses	45	40	24	35	144
Operating expenses	640	930	442	747	2,759
Equity in (earnings) losses of affiliates	9	(6)	(163)	—	(160)
Other segment (income) expense, net	(8)	(421)	14	4	(411)
Proportional share of refining gross margins contributed by equity affiliates	45	1	634	—	680
Realized refining margins	$1,186	1,537	1,539	1,129	5,391

Total processed inputs (thousands of barrels)	144,171	209,738	70,503	99,353	523,765
Adjusted total processed inputs (thousands of barrels)*	144,171	209,738	133,372	99,353	586,634

Net income attributable to Phillips 66 per barrel (dollars per barrel)**	$1.58	2.14	4.06	0.71	1.97
Realized refining margins (dollars per barrel)***	8.22	7.33	11.55	11.37	9.19

Nine Months Ended September 30, 2016
Net income attributable to Phillips 66	$41	103	217	51	412
Plus (Less):
Provision (benefit) for income taxes	(20)	62	131	23	196
Taxes other than income taxes	45	56	32	61	194
Depreciation, amortization and impairments	147	173	78	172	570
Selling, general and administrative expenses	47	36	23	35	141
Operating expenses	627	905	336	650	2,518
Equity in (earnings) losses of affiliates	6	(33)	(112)	—	(139)
Other segment (income) expense, net	(15)	1	(1)	(4)	(19)
Proportional share of refining gross margins contributed by equity affiliates	45	(5)	550	—	590
Special items:
Pending claims and settlements	—	(70)	—	—	(70)
Recognition of deferred logistics commitments	30	—	—	—	30
Realized refining margins	$953	1,228	1,254	988	4,423

Total processed inputs (thousands of barrels)	168,086	212,287	72,838	99,920	553,131
Adjusted total processed inputs (thousands of barrels)*	168,086	212,287	137,833	99,920	618,126

Net income attributable to Phillips 66 per barrel (dollars per barrel)**	$0.24	0.49	2.98	0.51	0.74
Realized refining margins (dollars per barrel)***	5.66	5.78	9.10	9.91	7.16
* Adjusted total processed inputs include our proportional share of processed inputs of equity affiliates.
** Net income attributable to Phillips 66 divided by total processed inputs.
*** Realized refining margins per barrel, as presented, are calculated using the underlying realized refining margin amounts, in dollars, divided by adjusted total processed inputs, in barrels. As such, recalculated per barrel amounts using the rounded margins and barrels presented may differ from the presented per barrel amounts due to rounding.

Marketing and Specialties

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
Net Income Attributable to Phillips 66
Marketing and Other	$160	228	465	589
Specialties	48	39	98	112
Total Marketing and Specialties	$208	267	563	701

The following table presents our realized marketing fuel margin per barrel. Realized marketing fuel margins measure the difference between a) sales and other operating revenues derived from the sale of fuels in our Marketing and Specialties segment and b) purchase costs of those fuels. These margins are converted to a per-barrel basis by dividing them by sales volumes measured on a barrel basis. Marketing fuel margin per barrel demonstrates the value uplift our marketing operations provide by optimizing the placement and ultimate sale of our refineries’ fuel production.

Within the Marketing and Specialties segment, the GAAP performance measure most directly comparable to marketing fuel margin per barrel is the marketing business’ “net income attributable to Phillips 66 per barrel.” Marketing fuel margin per barrel excludes items that are typically included in gross margin, such as depreciation and operating expenses, and other items used to determine net income, such as general and administrative expenses and income taxes. Because marketing fuel margin per barrel excludes these items, and because marketing fuel margin per barrel may be defined differently by other companies in our industry, it has limitations as an analytical tool. See the “Non-GAAP Reconciliations” section below for reconciliations of net income attributable to Phillips 66 to realized marketing fuel margins.

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
	Dollars Per Barrel
Net Income Attributable to Phillips 66
U.S.	$0.65	0.86	0.64	0.83
International	1.79	2.77	1.90	2.01

Realized Marketing Fuel Margins
U.S.	$1.63	1.88	1.62	1.83
International	4.45	5.19	4.37	4.16

	Dollars Per Gallon
U.S. Average Wholesale Prices*
Gasoline	$1.89	1.69	1.85	1.60
Distillates	1.85	1.60	1.77	1.43
* On third-party branded petroleum product sales, excluding excise taxes.

	Thousands of Barrels Daily
	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
Marketing Petroleum Products Sales Volumes
Gasoline	1,272	1,247	1,235	1,228
Distillates	946	969	898	949
Other products	18	17	17	17
Total	2,236	2,233	2,150	2,194

The M&S segment purchases for resale and markets refined petroleum products (such as gasoline, distillates and aviation fuels), mainly in the United States and Europe. In addition, this segment includes the manufacturing and marketing of specialty products (such as base oils and lubricants), as well as power generation operations.

The M&S segment earnings decreased $59 million in the third quarter and $138 million in the nine-month period of 2017. The decreases were primarily due to lower realized marketing margins. In addition, the nine-month period results reflected lower equity earnings due to increased turnaround activities and unplanned outages at Excel Paralubes, as well as the absence of biodiesel tax credits recognized in 2016.

See the “Business Environment and Executive Overview” section for information on marketing fuel margins and other market factors impacting this quarter’s results.

Non-GAAP Reconciliations

	Millions of Dollars, Except as Indicated
	U.S.	International	U.S.	International
	Three Months Ended September 30, 2017		Three Months Ended September 30, 2016
Realized Marketing Fuel Margins

Net income attributable to Phillips 66	$118	44	153	75
Plus (Less):
Provision for income taxes	73	14	90	23
Taxes other than income taxes	1,409	1,970	1,330	2,019
Depreciation and amortization	3	17	3	15
Selling, general and administrative expenses	193	70	185	66
Equity in earnings of affiliates	(2)	(22)	(1)	(21)
Other operating revenues*	(1,499)	(1,973)	(1,425)	(2,024)
Other segment income, net	—	(1)	—	—
Marketing margins	295	119	335	153
Less: margin for non-fuel related sales	—	(10)	—	(12)
Realized marketing fuel margins	$295	109	335	141

Total fuel sales volumes (thousands of barrels)	181,110	24,596	178,343	27,124

Net income attributable to Phillips 66 per barrel (dollars per barrel)	$0.65	1.79	0.86	2.77
Realized marketing fuel margins (dollars per barrel)**	1.63	4.45	1.88	5.19

	Nine Months Ended September 30, 2017		Nine Months Ended September 30, 2016

Net income attributable to Phillips 66	$331	138	430	165
Plus (Less):
Provision for income taxes	200	43	252	46
Taxes other than income taxes	4,062	5,607	3,909	6,287
Depreciation and amortization	10	48	9	46
Selling, general and administrative expenses	560	193	526	193
Equity in earnings of affiliates	(4)	(63)	(4)	(56)
Other operating revenues*	(4,312)	(5,616)	(4,171)	(6,307)
Other segment (income) expense, net	(15)	(1)	—	2
Marketing margins	832	349	951	376
Less: margin for non-fuel related sales	—	(32)	—	(34)
Realized marketing fuel margins	$832	317	951	342

Total fuel sales volumes (thousands of barrels)	514,077	72,710	519,129	82,058

Net income attributable to Phillips 66 per barrel (dollars per barrel)	$0.64	1.90	0.83	2.01
Realized marketing fuel margins (dollars per barrel)**	1.62	4.37	1.83	4.16
* Primarily excise taxes and other non-fuel revenues.
** Realized marketing fuel margins per barrel, as presented, are calculated using the underlying realized marketing fuel margin amounts, in dollars, divided by sales volumes, in barrels. As such, recalculated per barrel amounts using the rounded margins and barrels presented may differ from the presented per barrel amounts due to rounding.

Corporate and Other

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
Net Loss Attributable to Phillips 66
Net interest	$(68)	(49)	(198)	(155)
Corporate general and administrative expenses	(45)	(39)	(131)	(121)
Technology	(16)	(15)	(45)	(43)
Other	(12)	(6)	(33)	(28)
Total Corporate and Other	$(141)	(109)	(407)	(347)

Net interest consists of interest and financing expense, net of interest income and capitalized interest. Net interest increased in the third quarter and nine-month period of 2017, mainly due to lower capitalized interest and higher interest expense driven by higher average debt principal balances, reflecting Phillips 66 Partners’ debt issuance in October 2016.

Higher pension settlement expense contributed to the increase in Corporate general and administrative expenses in both 2017 periods.

The category “Other” includes certain income tax expenses, environmental costs associated with sites no longer in operation, foreign currency transaction gains and losses and other costs not directly associated with an operating segment. The increase in costs during the third quarter of 2017 was primarily due to the accrual of environmental-related indemnities associated with a previously sold refinery, partially offset by favorable tax impacts.

CAPITAL RESOURCES AND LIQUIDITY

Financial Indicators

	Millions of Dollars Except as Indicated
	September 30 2017	December 31 2016

Cash and cash equivalents	$1,547	2,711
Short-term debt	706	550
Total debt	10,201	10,138
Total equity	23,959	23,725
Percent of total debt to capital*	30%	30
Percent of floating-rate debt to total debt	17%	3
* Capital includes total debt and total equity.

To meet our short- and long-term liquidity requirements, we look to a variety of funding sources but rely primarily on cash generated from operating activities. Additionally, Phillips 66 Partners raises funds for its growth activities through debt and equity offerings. During the first nine months of 2017, we generated $1,717 million in cash from operations. In addition, Phillips 66 Partners raised net proceeds of $171 million from its continuous offering program of common units (ATM program), and we collected $325 million of previously issued related-party loans. Available cash was primarily used for capital expenditures and investments ($1,295 million), repurchases of our common stock ($1,127 million) and dividend payments on our common stock ($1,042 million). During the first nine months of 2017, cash and cash equivalents decreased by $1,164 million to $1,547 million.

In addition to cash flows from operating activities, we rely on our commercial paper and credit facility programs, asset sales and our ability to issue securities using our shelf registration statement to support our short- and long-term liquidity requirements. We believe current cash and cash equivalents and cash generated by operations, together with access to external sources of funds as described below under “Significant Sources of Capital,” will be sufficient to meet our funding requirements in the near and long term, including our capital spending, dividend payments, employee benefit plan contributions, debt repayment and share repurchases.

Significant Sources of Capital

Operating Activities
During the first nine months of 2017, cash generated by operating activities was $1,717 million, compared with $2,296 million for the first nine months of 2016. The decrease in the first nine months of 2017, compared with the same period in 2016, reflects inventory builds at higher commodity prices and an increase in employee benefit plan contributions, partially offset by an increase in distributions from our equity affiliates.

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

Equity Affiliates
Our operating cash flows are also impacted by distribution decisions made by our equity affiliates, including DCP Midstream, CPChem and WRB. During the first nine months of 2017, cash from operations included distributions of $814 million from our equity affiliates, compared with $387 million during the same period of 2016. In the second quarter of 2017, DCP Midstream resumed distributions. We did not receive any distributions from CPChem in the third quarter of 2017, and do not expect to receive any distributions in the fourth quarter of 2017, due to the impacts of Hurricane Harvey on its Gulf Coast operations. We cannot control the amount of future dividends from equity affiliates; therefore, future dividend payments by these companies are not assured.

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

Foreign Cash Holdings
At September 30, 2017, approximately 22 percent of our consolidated cash and cash equivalents balance was available for domestic use without incurring material U.S. income taxes in excess of the amounts already accrued in the financial statements. We believe the remaining amount, primarily attributable to cash held in foreign locations where we have asserted our intention to indefinitely reinvest earnings, does not materially affect our consolidated liquidity due to the following factors:

•	A substantial portion of our foreign cash supports the liquidity needs and regulatory requirements of our foreign operations.

•	We have the ability to fund a significant portion of our domestic capital requirements with cash provided by domestic operating activities.

•	We have access to U.S. capital markets through our $5 billion committed revolving credit facility, commercial paper program and universal shelf registration statement.

Phillips 66 Partners LP
In 2016, Phillips 66 Partners began issuing common units under its ATM program, which allows for the issuance of up to an aggregate of $250 million of Phillips 66 Partners’ common units, in amounts, at prices and on terms to be determined by market conditions and other factors at the time of the offerings. For the nine months ended September 30, 2017, on a settlement-date basis, Phillips 66 Partners has issued 3,323,576 common units under the ATM program, which generated net proceeds of $171 million. From inception through September 30, 2017, Phillips 66 Partners has issued an aggregate of 3,669,728 common units under the ATM program, which generated net proceeds of $190 million.

On September 19, 2017, we entered into an agreement to contribute to Phillips 66 Partners our 25 percent interests in the Dakota Access, LLC (DAPL) and Energy Transfer Crude Oil Company, LLC (ETCO) joint ventures and our 100 percent interest in MSLP. The transaction closed on October 6, 2017. Total consideration paid to us by Phillips 66 Partners was $1.65 billion, which included $372 million in cash at closing, the assumption of $588 million of promissory notes payable to us, the assumption of $450 million of term loans payable to a third party, and the issuance to us of common and general partner units with a fair value of $240 million. Shortly after closing, Phillips 66 Partners repaid the $588 million of promissory notes payable to us, resulting in total cash received by us for the transaction of $960 million. Phillips 66 Partners financed the consideration paid, in early October 2017, with proceeds from the private placement of $750 million of perpetual convertible preferred units and $300 million of common units, as well as a portion of the proceeds from a public offering of $650 million of Senior Notes.

Credit Facilities and Commercial Paper
At September 30, 2017, no amount had been directly drawn under our $5 billion revolving credit facility; however, we had $200 million of short-term commercial paper outstanding and $51 million of issued letters of credit that were supported by this facility. In addition, at September 30, 2017, there was $87 million outstanding under the $750 million revolving credit facility of Phillips 66 Partners. As a result, we had $5.4 billion of total committed capacity available under our credit facilities at September 30, 2017.

Also in October 2017, we repaid the $200 million of short-term commercial paper outstanding at September 30, 2017, and Phillips 66 Partners repaid the $87 million of borrowings outstanding under its revolving credit facility at September 30, 2017.

Debt Issuances and Repayments
In April 2017, Phillips 66 completed a private offering of $600 million aggregate principal amount of unsecured notes, consisting of $300 million of Notes due 2019 and $300 million of Notes due 2020. Interest on the notes is a floating rate equal to three-month LIBOR plus 0.65% per annum for the 2019 Notes and three-month LIBOR plus 0.75% per annum for the 2020 Notes. Interest on both series of notes is payable quarterly in arrears on January 15, April 15, July 15 and October 15, commencing in July 2017. The 2019 Notes mature on April 15, 2019, and the 2020 Notes mature on April 15, 2020. The notes are guaranteed by Phillips 66 Company, a wholly owned subsidiary.

Also in April 2017, Phillips 66 entered into term loan facilities with an aggregate borrowing amount of $900 million, consisting of a $450 million 364-day facility and a $450 million three-year facility. Interest on the term loans is a floating rate based on either the Eurodollar rate or the reference rate, plus a margin determined by our long-term credit ratings.

Phillips 66 used the net proceeds from the issuance of the notes, together with the proceeds from the term loans, and cash on-hand to repay its outstanding 2.95% Senior Notes upon maturity in May 2017, for capital expenditures and for general corporate purposes.

In October 2017, as part of the contribution of assets to Phillips 66 Partners, discussed above, Phillips 66 Partners assumed the $450 million of term loans outstanding under the 364-day facility originally issued in April 2017, and repaid those loans shortly thereafter. In addition, Phillips 66 Partners issued $500 million aggregate principal amount of 3.75% Senior Notes due 2028 and $150 million aggregate principal amount of 4.68% Senior Notes due 2045. Interest on the 3.75% Senior Notes due 2028 is payable semiannually in arrears on March 1 and September 1 of each year, commencing on March 1, 2018. The 4.68% Senior Notes due 2045 are an additional issuance of existing Phillips 66 Partners’ 4.68% Senior Notes, and interest is payable semiannually in arrears on February 15 and August 15 of each year.

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

We also have residual value guarantees associated with railcar and airplane leases with maximum future exposures totaling $349 million. For information on our need to perform under the railcar lease guarantee, see the Capital Requirements section to follow.

In addition, we have guarantees outstanding related to certain joint venture debt obligations, which have remaining terms of up to 8 years. The maximum potential amount of future payments to third parties under these guarantees is approximately $310 million.

See Note 11—Guarantees, in the Notes to Consolidated Financial Statements, for additional information on our guarantees.

Capital Requirements

For information about our capital expenditures and investments, see the “Capital Spending” section.

Our debt balance at September 30, 2017, and December 31, 2016, was $10.2 billion and $10.1 billion, respectively. Our debt-to-capital ratio was 30 percent at both September 30, 2017, and December 31, 2016.

In May 2017, we repaid $1,500 million of 2.95% Senior Notes upon maturity with the funding from the April 2017 debt issuances discussed above.

Also in May 2017, we repaid $135 million of MSLP 8.85% Senior Notes due in 2019. This debt was recorded as a result of the consolidation of MSLP in February 2017. See Note 5—Business Combinations, in the Notes to the Consolidated Financial Statements, for additional information regarding MSLP.

On July 12, 2017, we announced that our Board of Directors declared a quarterly cash dividend of $0.70 per common share. The dividend was paid on September 1, 2017, to shareholders of record at the close of business on August 18, 2017. On October 9, 2017, we announced that our Board of Directors declared a quarterly cash dividend of $0.70 per common share. This dividend is payable on December 1, 2017, to shareholders of record at the close of business on November 17, 2017.

On October 9, 2017, we announced that our Board of Directors authorized $3 billion of additional share repurchases. Since July 2012, our Board of Directors has authorized share repurchases of our outstanding common stock totaling up to $12 billion. The share repurchases have been, and are expected to be, funded primarily through available cash. The shares will be repurchased from time to time in the open market at our discretion, subject to market conditions and other factors, and in accordance with applicable regulatory requirements. We are not obligated to acquire any particular amount of common stock and may commence, suspend or discontinue purchases at any time or from time to time without prior notice. During the first nine months of 2017, we repurchased 13,852,041 shares at a cost of $1,127 million. Since the inception of our share repurchases in 2012 through September 30, 2017, we have repurchased a total of 119,256,690 shares at a cost of $8,565 million. Shares of stock repurchased are held as treasury shares.

During the first nine months of 2017, we contributed $432 million to our U.S. employee benefit plans and $26 million to our international employee benefit plans. We currently expect to make additional contributions of approximately $6 million to our U.S. employee benefit plans and $9 million to our international employee benefit plans during the remainder of 2017.

We have a 25 percent ownership interest in both DAPL and ETCO, which were formed to construct pipelines to deliver crude oil produced in the Bakken area of North Dakota to market centers in the Midwest and the Gulf Coast. In 2016, we and our co-venturer executed agreements, and an amendment to the original agreements, that provided we and our co-venturer would loan DAPL and ETCO up to a maximum of $1,411 million and $76 million, respectively, with the amounts loaned by us and our co-venturer being proportionate to our ownership interests (Sponsor Loans). Also in 2016, DAPL and ETCO secured a $2.5 billion facility (Facility) with a syndicate of financial institutions on a limited recourse basis with certain guarantees. Allowable draws under the Facility were initially reduced and finally suspended in September 2016 pending resolution of permitting delays. As a result, DAPL and ETCO resumed making draws under the Sponsor Loans. In February 2017, DAPL was granted the lone outstanding easement required to complete work beneath the Missouri River. As a result, construction of the pipelines resumed and draws under the Facility were reinitiated and all outstanding Sponsor Loans were paid in February 2017. Construction on both pipelines was completed, with commercial operations beginning in June 2017. As of September 30, 2017, DAPL and ETCO have an aggregate balance outstanding under the Facility of $2.5 billion.

In 2016, we and our co-venturer in WRB each made a $75 million partner loan to provide for WRB’s short-term operating needs. These partner loans were repaid in the first quarter of 2017.

During the first nine months of 2017, we recognized an additional $35 million of the residual value deficiency of our leased railcars.  The residual value deficiency of $31 million remaining at September 30, 2017, will be recognized on a straight-line basis through May 2019.  Due to current market uncertainties, changes in the estimated fair values of railcars could occur, which could increase or decrease our currently estimated residual value deficiency. As of September 30, 2017, our maximum future exposure for residual value guarantees associated with our railcar and airplane leases was approximately $349 million. In October 2017, we paid $53 million of our railcar residual value guarantee liability. For additional information, see Note 11—Guarantees, in the Notes to Consolidated Financial Statements.

Capital Spending

	Millions of Dollars
	Nine Months Ended September 30
	2017	2016
Capital Expenditures and Investments
Midstream	$559	1,045
Chemicals	—	—
Refining	623	827
Marketing and Specialties	65	63
Corporate and Other	48	96
	$1,295	2,031

Selected Equity Affiliates*
DCP Midstream	$166	76
CPChem	506	746
WRB	91	116
	$763	938
* Our share of capital spending.

Midstream
During the first nine months of 2017, capital spending in our Midstream segment included construction activities related to increasing storage capacity at our crude oil and petroleum products terminal located near Beaumont, Texas, wrap-up activities related to our Freeport LPG Export Terminal and spending associated with return, reliability and maintenance projects in our Transportation and NGL businesses.  Other major construction activities included the further development of Phillips 66 Partners’ 40-percent-owned joint venture Bayou Bridge Pipeline, expansion activities on the Phillips 66 Partners’ 50-percent owned STACK Pipeline joint venture and the development of two crude oil pipelines (collectively, the Bakken Pipeline) by our 25-percent-owned joint ventures, DAPL and ETCO.  Construction of the Bakken Pipeline was completed, with commercial operations beginning in June 2017.

During the first nine months of 2017, DCP Midstream had a self-funded capital program, and thus had no new capital infusions from us or our co-venturer. During this period, on a 100 percent basis, DCP Midstream’s capital expenditures and investments were approximately $332 million, primarily for expansion capital expenditures, including construction of the Mewbourn 3 plant and investments in the Sand Hills Pipeline joint venture, as well as maintenance capital expenditures for existing assets.

Chemicals
During the first nine months of 2017, CPChem had a self-funded capital program, and thus required no new capital infusions from us or our co-venturer. During this period, on a 100 percent basis, CPChem’s capital expenditures and investments were $1,012 million, primarily for its U.S. Gulf Coast Petrochemicals Project. We expect CPChem to continue self-funding their capital program for the remainder of 2017.

Refining
Capital spending for the Refining segment during the first nine months of 2017 was primarily for air emission reduction projects to meet new environmental standards, refinery upgrade projects to increase accessibility of advantaged crudes and improve product yields, improvements to the operating integrity of key processing units and safety-related projects.

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

Marketing and Specialties
Capital spending for the M&S segment during the first nine months of 2017 was primarily for reliability and maintenance projects and projects targeted at developing our new international sites.

2017 Forecast and 2018 Budget
We are forecasting total capital spending in 2017 of approximately $2 billion. Looking forward to 2018, we expect to finalize and announce our 2018 capital budget in December 2017. Our preliminary view is that the 2018 capital budget will be in the range of $2 billion to $3 billion, subject to approval by our Board of Directors.

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

We occasionally receive requests for information or notices of potential liability from the EPA and state environmental agencies alleging that we are a potentially responsible party under the Federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or an equivalent state statute. On occasion, we also have been made a party to cost recovery litigation by those agencies or by private parties. These requests, notices and lawsuits assert potential liability for remediation costs at various sites that typically are not owned by us, but allegedly contain wastes attributable to our past operations. As of December 31, 2016, we reported that we had been notified of potential liability under CERCLA and comparable state laws at 31 sites within the United States. During the first nine months of 2017, there were three new sites for which we received notice of potential liability and three sites were deemed resolved and closed, leaving 31 sites with potential liability at September 30, 2017.

Notwithstanding any of the foregoing, and as with other companies engaged in similar businesses, environmental costs and liabilities are inherent concerns in certain of our operations and products, and there can be no assurance that material costs and liabilities will not be incurred. However, we currently do not expect any material adverse effect on our results of operations or financial position as a result of compliance with current environmental laws and regulations.

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

We consider and take into account anticipated future GHG emissions in designing and developing major facilities and projects, and implement energy efficiency initiatives to reduce GHG emissions. Data on our GHG emissions, legal requirements regulating such emissions, and the possible physical effects of climate change on our coastal assets are incorporated into our planning, investment and risk management decision-making.

NEW ACCOUNTING STANDARDS

In February 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2017-05, “Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20).” This ASU clarifies the scope and accounting for the sale or transfer of nonfinancial assets and in substance nonfinancial assets to noncustomers, including partial sales.  This ASU will eliminate the use of carryover basis for most nonmonetary exchanges, including contributions of assets to equity method joint ventures.  These amendments could result in the entity recognizing a gain or loss on the sale or transfer of nonfinancial assets.  Public entities should apply the guidance in ASU No. 2017-05 to annual periods beginning after December 15, 2017, including interim periods within those periods.  We are currently evaluating the provisions of ASU No. 2017-05.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business,” which clarifies the definition of a business with the objective of adding guidance to assist in evaluating whether transactions should be accounted for as acquisitions of assets or businesses. The amendment provides a screen for determining when a transaction involves an acquisition of a business. If substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset, or a group of similar identifiable assets, then the transaction is not considered an acquisition of a business. If the screen is not met, then the amendment requires that to be considered a business, the operation must include at a minimum an input and a substantive process that together significantly contribute to the ability to create an output. The guidance may reduce the number of transactions accounted for as business acquisitions. Public business entities should apply the guidance in ASU No. 2017-01 to annual periods beginning after December 15, 2017, including interim periods within those periods, with early adoption permitted. The amendments should be applied prospectively and no disclosures are required at the effective date. We are currently evaluating the provisions of ASU No. 2017-01.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The new standard amends the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which may result in earlier recognition of losses. Public business entities should apply the guidance in ASU No. 2016-13 for annual periods beginning after December 15, 2019, including interim periods within those annual periods. Early adoption will be permitted for annual periods beginning after December 15, 2018. We are currently evaluating the provisions of ASU No. 2016-13 and assessing the impact on our financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” In the new standard, the FASB modified its determination of whether a contract is a lease rather than whether a lease is a capital or operating lease under the previous accounting principles generally accepted in the United States (GAAP). A contract represents a lease if a transfer of control occurs over an identified property, plant or equipment for a period of time in exchange for consideration. Control over the use of the identified asset includes the right to obtain substantially all of the economic benefits from the use of the asset and the right to direct its use. The FASB continued to maintain two classifications of leases—financing and operating—which are substantially similar to capital and operating leases in the previous lease guidance. Under the new standard, recognition of assets and liabilities arising from operating leases will require recognition on the balance sheet. The effect of all leases in the statement of comprehensive income and the statement of cash flows will be largely unchanged. Lessor accounting will also be largely unchanged. Additional disclosures will be required for financing and operating leases for both lessors and lessees. Public business entities should apply the guidance in ASU No. 2016-02 for annual periods beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted. Entities are required to adopt the ASU using a modified retrospective approach, subject to certain optional practical expedients, and apply the provisions of ASU No. 2016-02 to leasing arrangements existing at or entered into after the earliest comparative period presented in the financial statements. We are currently evaluating the provisions of ASU No. 2016-02 and assessing its impact on our financial statements. As part of our assessment to-date, we have formed an implementation team, commenced identification of our lease population and are evaluating lease software packages.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” This ASU and other related updates are intended to improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets and expand disclosure requirements. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date.” The amendment in this ASU defers the effective date of ASU No. 2014-09 for all entities for one year. Public business entities should apply the guidance in ASU No. 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. As part of our assessment work to-date, we have formed an implementation work team, completed training on the new ASU’s revenue recognition model and are continuing our contract review and documentation. Our expectation is to adopt the standard on January 1, 2018, using the modified retrospective application. In addition, we expect to present revenue net of sales-based taxes collected from our customers, resulting in no impact to earnings. Sales-based taxes include excise taxes on petroleum product sales as noted on our consolidated statement of income. Our evaluation of the new ASU is ongoing, which includes understanding the impact of adoption on earnings from equity method investments. Based upon our analysis to-date, we have not identified any other material impact on our financial statements other than disclosures.

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

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our commodity price risk and interest rate risk at September 30, 2017, did not differ materially from the risks disclosed under Item 7A of our 2016 Annual Report on Form 10-K.

Item 4.   CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. As of September 30, 2017, with the participation of management, our Chairman and Chief Executive Officer and our Executive Vice President, Finance and Chief Financial Officer carried out an evaluation, pursuant to Rule 13a-15(b) of the Act, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our Chairman and Chief Executive Officer and our Executive Vice President, Finance and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of September 30, 2017.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, in the quarterly period ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

The following is a description of reportable legal proceedings, including those involving governmental authorities under federal, state and local laws regulating the discharge of materials into the environment, for this reporting period. There were no new matters that arose during the third quarter of 2017. There were no material developments that occurred with respect to matters previously reported in our 2016 Annual Report on Form 10-K or our Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2017, and June 30, 2017. While it is not possible to accurately predict the final outcome of these pending proceedings, even if any one or more of such proceedings were decided adversely to Phillips 66, we expect there would be no material effect on our consolidated financial position. Nevertheless, such proceedings are reported pursuant to SEC regulations.

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

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

				Millions of Dollars
Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs**	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2017	1,635,271	$82.57	1,635,271	$761
August 1-31, 2017	1,968,056	83.81	1,968,056	596
September 1-30, 2017	1,857,760	86.52	1,857,760	435
Total	5,461,087	$84.36	5,461,087
* Includes repurchase of shares of common stock from company employees in connection with the company’s broad-based employee incentive plans, when applicable.
** As of September 30, 2017, our Board of Directors has authorized repurchases totaling up to $9 billion of our outstanding common stock. In October 2017, the Board of Directors authorized additional repurchases of $3 billion, which increased the total authorized repurchases to $12 billion. The authorizations do not have expiration dates. The share repurchases are expected to be funded primarily through available cash. The shares under these authorizations will be repurchased from time to time in the open market at the company’s discretion, subject to market conditions and other factors, and in accordance with applicable regulatory requirements. We are not obligated to acquire any particular amount of common stock and may commence, suspend or discontinue purchases at any time or from time to time without prior notice. Shares of stock repurchased are held as treasury shares.

Item 6. EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.
4.1	Indenture, dated as of February 23, 2015, between Phillips 66 Partners LP and The Bank of New York Mellon Trust Company, N.A., as trustee, in respect of senior debt securities of Phillips 66 Partners LP.	8-K	4.1	2/23/2015	001-36011

4.2	First Supplemental Indenture, dated as of February 23, 2015, between Phillips 66 Partners LP and The Bank of New York Mellon Trust Company, N.A., as trustee, in respect of the 2020 Notes.	8-K	4.2	2/23/2015	001-36011

4.3	Second Supplemental Indenture, dated as of February 23, 2015, between Phillips 66 Partners LP and The Bank of New York Mellon Trust Company, N.A., as trustee, in respect of the 2025 Notes.	8-K	4.3	2/23/2015	001-36011

4.4	Third Supplemental Indenture, dated as of February 23, 2015, between Phillips 66 Partners LP and The Bank of New York Mellon Trust Company, N.A., as trustee, in respect of the 2045 Notes.	8-K	4.4	2/23/2015	001-36011

4.5	Fourth Supplemental Indenture, dated as of October 14, 2016, between Phillips 66 Partners LP and The Bank of New York Mellon Trust Company, N.A., as trustee, in respect of the 2026 Notes.	8-K	4.2	10/17/2016	001-36011

4.6	Fifth Supplemental Indenture, dated as of October 14, 2016, between Phillips 66 Partners LP and The Bank of New York Mellon Trust Company, N.A., as trustee, in respect of the 2046 Notes.	8-K	4.3	10/17/2016	001-36011

4.7	Sixth Supplemental Indenture, dated as of October 13, 2017, between Phillips 66 Partners LP and The Bank of New York Mellon Trust Company, N.A., as trustee, in respect of the 2028 Notes.	8-K	4.2	10/13/2017	001-36011

4.8	Form of the Phillips 66 Partners LP 2020 Notes (included in Exhibit 4.2 as Exhibit A to the Appendix thereto).	8-K	4.5	2/23/2015	001-36011

4.9	Form of the Phillips 66 Partners LP 2025 Notes (included in Exhibit 4.3 as Exhibit A to the Appendix thereto).	8-K	4.6	2/23/2015	001-36011

4.10	Form of the Phillips 66 Partners LP 2045 Notes (included in Exhibit 4.4 as Exhibit A to the Appendix thereto).	8-K	4.7	2/23/2015	001-36011

4.11	Form of the Phillips 66 Partners LP 2026 Notes (included in Exhibit 4.2 as Exhibit A to the Appendix thereto).	8-K	4.4	10/17/2016	001-36011

4.12	Form of the Phillips 66 Partners LP 2046 Notes (included in Exhibit 4.3 as Exhibit A to the Appendix thereto).	8-K	4.5	10/17/2016	001-36011

4.13	Form of the Phillips 66 Partners LP 2028 Notes (included in Exhibit 4.2 as Exhibit A to the Appendix thereto).	8-K	4.4	10/13/2017	001-36011

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.

12*	Computation of Ratio of Earnings to Fixed Charges.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32*	Certifications pursuant to 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Schema Document.

101.CAL*	XBRL Calculation Linkbase Document.

101.LAB*	XBRL Labels Linkbase Document.

101.PRE*	XBRL Presentation Linkbase Document.

101.DEF*	XBRL Definition Linkbase Document.

* Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHILLIPS 66

/s/ Chukwuemeka A. Oyolu
Chukwuemeka A. Oyolu Vice President and Controller (Chief Accounting and Duly Authorized Officer)

Date: October 27, 2017