Form 10-Q
period 2018-03-31
Phillips 66
filed 2018-04-27
CIK 1534701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2018

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	001-35349
Phillips 66
(Exact name of registrant as specified in its charter)

Delaware	45-3779385
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer [X] Accelerated filer [ ] Non-accelerated filer [ ]
Smaller reporting company [ ] Emerging growth company [ ]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [    ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [    ]    No  [X]
The registrant had 465,836,946 shares of common stock, $0.01 par value, outstanding as of March 31, 2018.

PHILLIPS 66

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Consolidated Statement of Income	Phillips 66

	Millions of Dollars
	Three Months Ended March 31
	2018	2017
Revenues and Other Income
Sales and other operating revenues*	$23,595	22,894
Equity in earnings of affiliates	424	365
Net gain on dispositions	17	1
Other income	10	452
Total Revenues and Other Income	24,046	23,712

Costs and Expenses
Purchased crude oil and products	21,138	17,679
Operating expenses	1,246	1,270
Selling, general and administrative expenses	386	384
Depreciation and amortization	336	315
Impairments	—	2
Taxes other than income taxes*	110	3,156
Accretion on discounted liabilities	6	5
Interest and debt expense	123	105
Foreign currency transaction gains	(16)	(1)
Total Costs and Expenses	23,329	22,915
Income before income taxes	717	797
Income tax expense	132	234
Net Income	585	563
Less: net income attributable to noncontrolling interests	61	28
Net Income Attributable to Phillips 66	$524	535

Net Income Attributable to Phillips 66 Per Share of Common Stock (dollars)
Basic	$1.07	1.02
Diluted	1.07	1.02

Dividends Paid Per Share of Common Stock (dollars)	$0.70	0.63

Weighted-Average Common Shares Outstanding (thousands)
Basic	487,065	521,647
Diluted	489,668	524,520
* Includes excise taxes on sales of petroleum products for periods prior to the adoption of Accounting Standards Update No. 2014-09 on January 1, 2018:		$3,036
See Notes to Consolidated Financial Statements.

Consolidated Statement of Comprehensive Income	Phillips 66

	Millions of Dollars
	Three Months Ended March 31
	2018	2017

Net Income	$585	563
Other comprehensive income
Defined benefit plans
Amortization to net income of net actuarial loss and settlements	22	23
Plans sponsored by equity affiliates	6	3
Income taxes on defined benefit plans	(7)	(9)
Defined benefit plans, net of tax	21	17
Foreign currency translation adjustments	91	26
Income taxes on foreign currency translation adjustments	(3)	(2)
Foreign currency translation adjustments, net of tax	88	24
Cash flow hedges	6	3
Income taxes on hedging activities	(2)	(1)
Hedging activities, net of tax	4	2
Other Comprehensive Income, Net of Tax	113	43
Comprehensive Income	698	606
Less: comprehensive income attributable to noncontrolling interests	61	28
Comprehensive Income Attributable to Phillips 66	$637	578
See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet	Phillips 66

	Millions of Dollars
	March 31 2018	December 31 2017
Assets
Cash and cash equivalents	$842	3,119
Accounts and notes receivable (net of allowances of $24 million in 2018 and $29 million in 2017)	5,399	6,424
Accounts and notes receivable—related parties	725	1,082
Inventories	4,743	3,395
Prepaid expenses and other current assets	416	370
Total Current Assets	12,125	14,390
Investments and long-term receivables	13,934	13,941
Net properties, plants and equipment	21,500	21,460
Goodwill	3,270	3,270
Intangibles	871	876
Other assets	432	434
Total Assets	$52,132	54,371

Liabilities
Accounts payable	$6,736	7,242
Accounts payable—related parties	674	785
Short-term debt	42	41
Accrued income and other taxes	1,008	1,002
Employee benefit obligations	341	582
Other accruals	435	455
Total Current Liabilities	9,236	10,107
Long-term debt	11,579	10,069
Asset retirement obligations and accrued environmental costs	644	641
Deferred income taxes	5,119	5,008
Employee benefit obligations	879	884
Other liabilities and deferred credits	375	234
Total Liabilities	27,832	26,943

Equity
Common stock (2,500,000,000 shares authorized at $0.01 par value) Issued (2018—644,726,936 shares; 2017—643,835,464 shares)
Par value	6	6
Capital in excess of par	19,775	19,768
Treasury stock (at cost: 2018—178,889,990 shares; 2017—141,565,145 shares)	(13,891)	(10,378)
Retained earnings	16,537	16,306
Accumulated other comprehensive loss	(504)	(617)
Total Stockholders’ Equity	21,923	25,085
Noncontrolling interests	2,377	2,343
Total Equity	24,300	27,428
Total Liabilities and Equity	$52,132	54,371
See Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows	Phillips 66

	Millions of Dollars
	Three Months Ended March 31
	2018	2017
Cash Flows From Operating Activities
Net income	$585	563
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	336	315
Impairments	—	2
Accretion on discounted liabilities	6	5
Deferred income taxes	101	493
Undistributed equity earnings	119	(212)
Net gain on dispositions	(17)	(1)
Gain on consolidation of business	—	(423)
Other	173	6
Working capital adjustments
Decrease (increase) in accounts and notes receivable	1,366	621
Decrease (increase) in inventories	(1,330)	(1,222)
Decrease (increase) in prepaid expenses and other current assets	(51)	(91)
Increase (decrease) in accounts payable	(552)	(496)
Increase (decrease) in taxes and other accruals	(248)	(109)
Net Cash Provided by (Used in) Operating Activities	488	(549)

Cash Flows From Investing Activities
Capital expenditures and investments	(328)	(470)
Proceeds from asset dispositions*	17	9
Collection of advances/loans—related parties	—	325
Restricted cash received from consolidation of business	—	318
Other	(46)	(24)
Net Cash Provided by (Used in) Investing Activities	(357)	158

Cash Flows From Financing Activities
Issuance of debt	1,509	712
Repayment of debt	(7)	(773)
Issuance of common stock	10	4
Repurchase of common stock	(3,513)	(285)
Dividends paid on common stock	(327)	(326)
Distributions to noncontrolling interests	(45)	(24)
Net proceeds from issuance of Phillips 66 Partners LP common units	9	40
Other	(45)	(34)
Net Cash Used in Financing Activities	(2,409)	(686)

Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	1	2

Net Change in Cash, Cash Equivalents and Restricted Cash	(2,277)	(1,075)
Cash, cash equivalents and restricted cash at beginning of period	3,119	2,711
Cash, Cash Equivalents and Restricted Cash at End of Period	$842	1,636
* Includes return of investments in equity affiliates.
See Notes to Consolidated Financial Statements.

Consolidated Statement of Changes in Equity	Phillips 66

	Millions of Dollars
	Attributable to Phillips 66
	Common Stock
	Par Value	Capital in Excess of Par	Treasury Stock	Retained Earnings	Accum. Other Comprehensive Loss	Noncontrolling Interests	Total

December 31, 2016	$6	19,559	(8,788)	12,608	(995)	1,335	23,725
Net income	—	—	—	535	—	28	563
Other comprehensive income	—	—	—	—	43	—	43
Dividends paid on common stock	—	—	—	(326)	—	—	(326)
Repurchase of common stock	—	—	(285)	—	—	—	(285)
Benefit plan activity	—	(1)	—	(3)	—	—	(4)
Issuance of Phillips 66 Partners LP common units	—	11	—	—	—	22	33
Distributions to noncontrolling interests	—	—	—	—	—	(24)	(24)
March 31, 2017	$6	19,569	(9,073)	12,814	(952)	1,361	23,725

December 31, 2017	$6	19,768	(10,378)	16,306	(617)	2,343	27,428
Cumulative effect of accounting changes	—	—	—	36	—	13	49
Net income	—	—	—	524	—	61	585
Other comprehensive income	—	—	—	—	113	—	113
Dividends paid on common stock	—	—	—	(327)	—	—	(327)
Repurchase of common stock	—	—	(3,513)	—	—	—	(3,513)
Benefit plan activity	—	4	—	(2)	—	—	2
Issuance of Phillips 66 Partners LP common units	—	3	—	—	—	5	8
Distributions to noncontrolling interests	—	—	—	—	—	(45)	(45)
March 31, 2018	$6	19,775	(13,891)	16,537	(504)	2,377	24,300

	Shares in Thousands
	Common Stock Issued	Treasury Stock
December 31, 2016	641,594	122,827
Repurchase of common stock	—	3,535
Shares issued—share-based compensation	866	—
March 31, 2017	642,460	126,362

December 31, 2017	643,835	141,565
Repurchase of common stock	—	37,325
Shares issued—share-based compensation	892	—
March 31, 2018	644,727	178,890
See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements	Phillips 66

Note 1—Interim Financial Information

The interim financial information presented in the financial statements included in this report is unaudited and includes all known accruals and adjustments necessary, in the opinion of management, for a fair presentation of the consolidated financial position of Phillips 66 and its results of operations and cash flows for the periods presented. Unless otherwise specified, all such adjustments are of a normal and recurring nature. Certain notes and other information have been condensed or omitted from the interim financial statements included in this report. Therefore, these interim financial statements should be read in conjunction with the consolidated financial statements and notes included in our 2017 Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2018, are not necessarily indicative of the results to be expected for the full year. Certain prior period financial information has been recast to reflect the current year’s presentation.

Note 2—Changes in Accounting Principles

Effective January 1, 2018, we adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2017-05, “Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20),” which clarifies the scope and accounting for the sale or transfer of nonfinancial assets and in substance nonfinancial assets to noncustomers, including partial sales.  This ASU eliminated the use of carryover basis for most nonmonetary exchanges, including contributions of assets to equity-method joint ventures, and could result in the entity recognizing a gain or loss on the sale or transfer of nonfinancial assets.  At the time of adoption, there was no impact on our consolidated financial statements from adopting this ASU.

Effective January 1, 2018, we adopted ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business,” which clarifies the definition of a business with the objective of adding guidance to assist in evaluating whether transactions should be accounted for as acquisitions of assets or businesses. The amendment provides a screen for determining when a transaction involves an acquisition of a business. If substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset, or a group of similar identifiable assets, then the screen is met and the transaction is not considered an acquisition of a business. If the screen is not met, the amendment requires that to be considered a business, the operation must include at a minimum an input and a substantive process that together significantly contribute to the ability to create an output. The guidance may reduce the number of transactions accounted for as business acquisitions. At the time of adoption, there was no impact on our consolidated financial statements from adopting this ASU.

Effective January 1, 2018, we adopted ASU No. 2016-16, “Income Taxes (Topic 740): Intra-Entity Asset Transfers of Assets Other Than Inventory.”  This ASU requires the income tax consequences of an intra-entity transfer of an asset, other than inventory, to be recognized when the transfer occurs.  At the time of adoption, this ASU did not have a material impact on our consolidated financial statements.

Effective January 1, 2018, we adopted ASU No. 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The majority of this ASU’s provisions amend only the presentation or disclosures of financial instruments; however, one provision could also affect net income. Equity investments carried under the cost method or the lower of cost or fair value method of accounting, in accordance with previous generally accepted accounting principles in the United States (GAAP), will have to be carried at fair value with changes in fair value recorded in net income. For equity investments that do not have readily determinable fair values, a company may elect to carry such investments at cost less impairments, if any, adjusted up or down for price changes in similar financial instruments issued by the investee, when and if observed. At the time of adoption, this ASU did not have a material impact on our consolidated financial statements.

Effective January 1, 2018, we adopted ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” Under the new revenue recognition guidance, recognition of revenue involves a multiple step approach including identifying the contract, identifying the separate performance obligations, determining the transaction price, allocating the price to the performance obligations and recognizing the revenue as the obligations are satisfied. Additional disclosures are required to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. We, and all but one of our Midstream segment equity-method investees, adopted ASU No. 2014-09 on January 1, 2018, using the modified retrospective transition method. We do not expect the remaining equity-method investee’s adoption of this ASU in 2019 to have a material impact on our consolidated financial statements.

On January 1, 2018, under the modified retrospective transition method applied to all contracts, we recorded noncash cumulative effect adjustments of $35 million to retaining earnings, net of $10 million of income taxes, and $13 million to noncontrolling interests. These adjustments primarily reflected amounts recorded by our equity-method investees. In addition, prospectively from January 1, 2018, our presentation of excise taxes on sales of petroleum products changed to a net basis from a gross basis. As a result, the “Sales and other operating revenues” and “Taxes other than income taxes” lines on our consolidated statement of income for the three months ended March 31, 2018, are not presented on a comparable basis to the three months ended March 31, 2017. See Note 3—Sales and Other Operating Revenues, for more information on our presentation of excise taxes on sales of petroleum products.

Note 3—Sales and Other Operating Revenues

Our revenues are primarily associated with sales of crude oil, natural gas liquids (NGL), refined petroleum and chemical products, and other items. Each gallon, or other unit of measure of product, is separately identifiable and represents a distinct performance obligation to which the transaction price is allocated. The transaction prices of our contracts with customers are either fixed or variable, with variable pricing based upon various market indices. For our contracts that include variable consideration, we utilize the variable consideration allocation exception, whereby the variable consideration is only allocated to the performance obligations that are satisfied during the period. The related revenue is recognized at a point in time when control passes to the customer, which is when title and the risk of ownership passes to the customer and physical delivery of goods occurs, either immediately or within a fixed delivery schedule that is reasonable and customary in the industry.

Effective for reporting periods ending after our adoption of ASU No. 2014-09 on January 1, 2018, excise taxes on sales of petroleum products charged to our customers are presented net of taxes on sales of petroleum products owed to governmental authorities in the “Taxes other than income taxes” line on our consolidated statement of income. For reporting periods ending prior to January 1, 2018, excise taxes on sales of petroleum products charged to our customers are presented in the “Sales and other operating revenues” line on our consolidated statement of income, and excise taxes on sales of petroleum products owed to governmental authorities are presented in the “Taxes other than income taxes” line on our consolidated statement of income. See Note 2—Changes in Accounting Principles, for more information regarding our adoption of this ASU.

Revenues associated with pipeline transportation services are recognized at a point in time when the volumes are delivered based on contractual rates. Revenues associated with terminaling and storage services are recognized over time as the services are performed based on contractual rates related to throughput volumes or capacity arrangements.

Our products and services are billed and payments are received typically on a monthly basis, which may vary based upon the product or service offered.

The following tables present our sales and other operating revenues disaggregated by product line and services and geographic location:

Millions of Dollars
Three Months Ended March 31, 2018
Product Line and Services
Refined products	$18,780
Crude oil resales	3,188
NGL	1,421
Services and other	206
Consolidated sales and other operating revenues by product line and services*	$23,595

Geographic Location
United States	$18,511
United Kingdom	2,249
Germany	931
Other foreign countries	1,904
Consolidated sales and other operating revenues by geographic location*	$23,595
* Includes $35 million related to lease income and $8 million related to net gains on commodity derivatives, which do not represent revenue recognized from contracts with customers.

At March 31, 2018, and January 1, 2018, receivables from contracts with customers were $4.7 billion and $6.2 billion, respectively.

Our contract assets include payments we make to our marketing customers related to incentive programs. These payments are initially recognized as an asset and subsequently amortized as a reduction to revenue upon the sale of our products. At March 31, 2018, and January 1, 2018, our asset balance related to such payments was $212 million and $208 million, respectively. Amortization recognized during the three months ended March 31, 2018, was $9 million. Contract liabilities were not material at March 31, 2018, and January 1, 2018.

At March 31, 2018, we had $412 million of remaining performance obligations related to minimum volume commitments on certain Midstream assets with fixed pricing. We excluded contracts with expected durations of one year or less and those contracts with variable prices that were allocated entirely to an unsatisfied performance obligation. We expect to recognize $65 million over the remainder of 2018, $80 million in 2019, $52 million in 2020, $52 million in 2021, and the remaining balance thereafter.

Note 4—Inventories

Inventories consisted of the following:

	Millions of Dollars
	March 31 2018	December 31 2017

Crude oil and petroleum products	$4,451	3,106
Materials and supplies	292	289
	$4,743	3,395

Inventories valued on the last-in, first-out (LIFO) basis totaled $4,329 million and $2,980 million at March 31, 2018, and December 31, 2017, respectively. The estimated excess of current replacement cost over LIFO cost of inventories amounted to approximately $4.6 billion and $4.3 billion at March 31, 2018, and December 31, 2017, respectively.

Note 5—Business Combinations

Merey Sweeny, L.P. (MSLP) is a limited partnership that owns a delayed coker and related facilities at the Sweeny Refinery. In February 2017, we began accounting for MSLP as a consolidated subsidiary because the exercise of a call right triggered by certain defaults by the co-venturer, Petróleos de Venezuela S.A. (PDVSA), with respect to supply of crude oil to the Sweeny Refinery ceased to be subject to legal challenge. The purchase price for PDVSA’s 50 percent ownership interest was determined by a contractual formula. As the distributions PDVSA received from MSLP exceeded the amounts it contributed to MSLP, the contractual formula required no cash consideration for the acquisition.

Based on a third-party appraisal of the fair value of MSLP’s net assets, utilizing discounted cash flows and replacement costs, the acquisition of PDVSA’s 50 percent interest resulted in our recording a pre-tax gain of $423 million in the first quarter of 2017.  This gain was included in the “Other income” line on our consolidated statement of income. The fair value of our original equity interest in MSLP immediately prior to the deemed acquisition was $145 million. As a result of the transaction, we recorded $318 million of restricted cash, $250 million of properties, plants and equipment (PP&E) and $238 million of debt, as well as a net $93 million for the elimination of our equity investment in MSLP and net intercompany payables. Our acquisition accounting was finalized in the first quarter of 2017.

The results of MSLP were included in our Refining segment until October 2017, when we contributed our 100 percent interest in MSLP to Phillips 66 Partners LP (Phillips 66 Partners), which is included in our Midstream segment.

Note 6—Investments, Loans and Long-Term Receivables

Equity Investments
Summarized 100 percent financial information for Chevron Phillips Chemical Company LLC (CPChem) was as follows:

	Millions of Dollars
	Three Months Ended March 31
	2018	2017

Revenues and other income	$2,748	2,539
Income before income taxes	600	521
Net income	585	503

Related Party Loans and Advances
In the first quarter of 2017, we received payment of the $250 million outstanding sponsor loans to the Dakota Access, LLC and Energy Transfer Crude Oil Company, LLC joint ventures. We also received payment of the $75 million outstanding principal balance of the partner loan we made to WRB Refining LP (WRB) in 2016. These cash inflows, totaling $325 million, are included in the “Collection of advances/loans—related parties” line on our consolidated statement of cash flows.

Note 7—Properties, Plants and Equipment

Our gross investment in PP&E and the associated accumulated depreciation and amortization (Accum. D&A) balances were as follows:

	Millions of Dollars
	March 31, 2018			December 31, 2017
	Gross PP&E	Accum. D&A	Net PP&E	Gross PP&E	Accum. D&A	Net PP&E

Midstream	$8,950	1,922	7,028	8,849	1,853	6,996
Chemicals	—	—	—	—	—	—
Refining	22,391	9,208	13,183	22,144	8,987	13,157
Marketing and Specialties	1,689	932	757	1,658	909	749
Corporate and Other	1,095	563	532	1,091	533	558
	$34,125	12,625	21,500	33,742	12,282	21,460

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

	Three Months Ended March 31
	2018		2017
	Basic	Diluted	Basic	Diluted
Amounts attributed to Phillips 66 Common Stockholders (millions):
Net income attributable to Phillips 66	$524	524	535	535
Income allocated to participating securities	(2)	(1)	(1)	(1)
Net income available to common stockholders	$522	523	534	534

Weighted-average common shares outstanding (thousands):	483,585	487,065	517,603	521,647
Effect of share-based compensation	3,480	2,603	4,044	2,873
Weighted-average common shares outstanding—EPS	487,065	489,668	521,647	524,520

Earnings Per Share of Common Stock (dollars)	$1.07	1.07	1.02	1.02

Note 9—Debt

On March 1, 2018, Phillips 66 closed on a public offering of $1,500 million aggregate principal amount of unsecured notes consisting of:

•
$500 million of floating-rate Senior Notes due 2021. Interest on these notes is equal to the three-month London Interbank Offered Rate (LIBOR) plus 0.60% per annum and is payable quarterly in arrears on February 26, May 26, August 26 and November 26, beginning on May 29, 2018.

•	$800 million of 3.900% Senior Notes due 2028. Interest on these notes is payable semiannually on March 15 and September 15 of each year, beginning on September 15, 2018.

•	An additional $200 million of our 4.875% Senior Notes due 2044. Interest on these notes is payable semiannually on May 15 and November 15 of each year, beginning on May 15, 2018.

These notes are guaranteed by Phillips 66 Company, a wholly owned subsidiary. Phillips 66 used the net proceeds from the issuance of these notes and cash on hand to repay commercial paper borrowings during the three months ended March 31, 2018, and for general corporate purposes. The commercial paper borrowings during the three months ended March 31, 2018, were primarily used to repurchase shares of our common stock, see Note 16—Treasury Stock for additional information.

Note 10—Guarantees

At March 31, 2018, we were liable for certain contingent obligations under various contractual arrangements as described below. We recognize a liability for the fair value of our obligation as a guarantor for newly issued or modified guarantees. Unless the carrying amount of the liability is noted below, we have not recognized a liability either because the guarantees were issued prior to December 31, 2002, or because the fair value of the obligation is immaterial. In addition, unless otherwise stated, we are not currently performing with any significance under the guarantee and expect future performance to be either immaterial or have only a remote chance of occurrence.

Guarantees of Joint-Venture Debt
In December 2016, as part of the restructuring within DCP Midstream, LLC (DCP Midstream), we issued a guarantee, effective January 1, 2017, to support the debt DCP Midstream issued in the first quarter of 2017. At March 31, 2018, the maximum potential amount of future payments to third parties under the guarantee is estimated to be $145 million.  Payment would be required if DCP Midstream defaults on this debt obligation, which matures in 2019.

At March 31, 2018, we had other guarantees outstanding for our portion of certain joint venture debt obligations, which have remaining terms of up to seven years. The maximum potential amount of future payments to third parties under these guarantees was approximately $132 million. Payment would be required if a joint venture defaults on its debt obligations.

Other Guarantees
Under the operating lease agreement on our headquarters facility in Houston, Texas, we have a residual value guarantee with a maximum future exposure of $554 million. The operating lease has a remaining term of three years and provides us the option, at the end of the lease term, to request to renew the lease, purchase the facility or assist the lessor in marketing it for resale.

We also have residual value guarantees associated with railcar and airplane leases with maximum future exposures totaling $298 million, which have remaining terms of up to five years. For one of our railcar leases, we estimated a total residual value deficiency of $56 million based on third-party appraisals of the railcars’ expected fair value at the end of their lease term in May 2019. The total residual value deficiency is our estimate of the amount we will owe to the lessor at the end of the lease term and is recognized as expense over the remaining lease term. During the three months ended March 31, 2018, we recognized $6 million of expense related to the residual value deficiency.  At March 31, 2018, the remaining unrecognized residual value deficiency was $30 million.

Indemnifications
Over the years, we have entered into various agreements to sell ownership interests in certain corporations, joint ventures and assets that gave rise to indemnification. Agreements associated with these sales include indemnifications for taxes, litigation, environmental liabilities, permits and licenses and employee claims, as well as real estate indemnity against tenant defaults. The provisions of these indemnifications vary greatly. The majority of these indemnifications are related to environmental issues, which generally have indefinite terms and potentially unlimited exposure. The carrying amount recorded for indemnifications at March 31, 2018, was $184 million.

We amortize the indemnification liability over the relevant time period, if one exists, based on the facts and circumstances surrounding each type of indemnity. In cases where the indemnification term is indefinite, we will reverse the liability when we have information to support that the liability was essentially relieved or amortize the liability over an appropriate time period as the fair value of our indemnification exposure declines. Although it is reasonably possible future payments may exceed amounts recorded, due to the nature of the indemnifications, it is not possible to make a reasonable estimate of the maximum potential amount of future payments. Included in the recorded carrying amount were $104 million of environmental accruals for known contamination that were primarily included in the “Asset retirement obligations and accrued environmental costs” line on our consolidated balance sheet at March 31, 2018. For additional information about environmental liabilities, see Note 11—Contingencies and Commitments.

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

We are currently participating in environmental assessments and cleanups at numerous federal Superfund and comparable state sites. After an assessment of environmental exposures for cleanup and other costs, we make accruals on an undiscounted basis (except those pertaining to sites acquired in a business combination, which we record on a discounted basis) for planned investigation and remediation activities for sites where it is probable future costs will be incurred and these costs can be reasonably estimated. At March 31, 2018, our total environmental accrual was $456 million, compared with $458 million at December 31, 2017. We expect to incur a substantial amount of these expenditures within the next 30 years. We have not reduced these accruals for possible insurance recoveries. In the future, we may be involved in additional environmental assessments, cleanups and proceedings.

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

At March 31, 2018, we had performance obligations secured by letters of credit and bank guarantees of $739 million related to various purchase and other commitments incident to the ordinary conduct of business.

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

	Millions of Dollars
	March 31, 2018				December 31, 2017
	Commodity Derivatives		Effect of Collateral Netting	Net Carrying Value Presented on the Balance Sheet	Commodity Derivatives		Effect of Collateral Netting	Net Carrying Value Presented on the Balance Sheet
	Assets	Liabilities			Assets	Liabilities

Assets
Prepaid expenses and other current assets	$44	(11)	(5)	28	43	(19)	—	24
Other assets	8	(5)	—	3	7	(3)	—	4
Liabilities
Other accruals	751	(875)	103	(21)	699	(746)	21	(26)
Other liabilities and deferred credits	—	—	—	—	—	(1)	—	(1)
Total	$803	(891)	98	10	749	(769)	21	1

At March 31, 2018, and December 31, 2017, there was no material cash collateral received or paid that was not offset on our consolidated balance sheet.

The realized and unrealized gains (losses) incurred from commodity derivatives, and the line items where they appear on our consolidated statement of income, were:

	Millions of Dollars
	Three Months Ended March 31
	2018	2017

Sales and other operating revenues	$8	68
Other income	(5)	9
Purchased crude oil and products	(32)	45
Net gain (loss) from commodity derivative activity	$(29)	122

The following table summarizes our material net exposures resulting from outstanding commodity derivative contracts. These financial and physical derivative contracts are primarily used to manage price exposure on our underlying operations. The underlying exposures may be from non-derivative positions such as inventory volumes. Financial derivative contracts may also offset physical derivative contracts, such as forward sales contracts. The percentage of our derivative contract volumes expiring within the next 12 months was at least 98 percent at March 31, 2018, and December 31, 2017.

	Open Position Long / (Short)
	March 31 2018	December 31 2017
Commodity
Crude oil, refined products and NGL (millions of barrels)	(31)	(11)

Interest Rate Derivative Contracts—In 2016, we entered into interest rate swaps to hedge the variability of anticipated lease payments on our new headquarters. These monthly lease payments will vary based on monthly changes in the one-month LIBOR and changes, if any, in our credit rating over the five-year term of the lease. The pay-fixed, receive-floating interest rate swaps have an aggregate notional value of $650 million and end in April 2021. We have designated these swaps as cash-flow hedges.

The aggregate net fair value of these swaps, which is included in the “Prepaid expenses and other current assets” and “Other assets” lines on our consolidated balance sheet, totaled $20 million and $14 million at March 31, 2018, and December 31, 2017, respectively.

We report the mark-to-market gain or loss on our interest rate swaps designated as highly effective cash-flow hedges as a component of other comprehensive income (loss), and reclassify such gains and losses into earnings in the same period during which the hedged forecasted transaction affects earnings. Net realized gains and losses from settlements of the swaps were immaterial for the three months ended March 31, 2018 and 2017.

We currently estimate that pre-tax gains of $5 million will be reclassified from accumulated other comprehensive loss into general and administrative expenses during the next twelve months as the hedged transactions settle; however, the actual amounts that will be reclassified will vary based on changes in interest rates.

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

The aggregate fair values of all derivative instruments with such credit-risk-related contingent features that were in a liability position were immaterial at March 31, 2018, and December 31, 2017.

Note 13—Fair Value Measurements

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

We classify the fair value of an asset or liability based on the significance of its observable or unobservable inputs to the measurement. However, the fair value of an asset or liability initially reported as Level 3 will be subsequently reported as Level 2 if the unobservable inputs become inconsequential to its measurement or corroborating market data becomes available. Conversely, an asset or liability initially reported as Level 2 will be subsequently reported as Level 3 if corroborating market data becomes unavailable. For the three months ended March 31, 2018, derivative assets with an aggregate value of $70 million and derivative liabilities with an aggregate value of $72 million were transferred to Level 1 from Level 2, as measured from the beginning of the reporting period. The measurements were reclassified within the fair value hierarchy due to the availability of unadjusted quoted prices from an active market.

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

The following tables display the fair value hierarchy for our material financial assets and liabilities either accounted for or disclosed at fair value on a recurring basis. These values are determined by treating each contract as the fundamental unit of account; therefore, derivative assets and liabilities with the same counterparty are shown on a gross basis in the hierarchy sections of these tables, before the effects of counterparty and collateral netting. These tables also show that our Level 3 activity was immaterial.

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

The carrying values and fair values by hierarchy of our material financial instruments and commodity forward contracts, either carried or disclosed at fair value, including any effects of netting derivative assets with liabilities and netting collateral due to right of setoff or master netting agreements, were:

	Millions of Dollars
	March 31, 2018
	Fair Value Hierarchy			Total Fair Value of Gross Assets & Liabilities	Effect of Counterparty Netting	Effect of Collateral Netting	Difference in Carrying Value and Fair Value	Net Carrying Value Presented on the Balance Sheet
	Level 1	Level 2	Level 3
Commodity Derivative Assets
Exchange-cleared instruments	$526	258	—	784	(767)	(5)	—	12
OTC instruments	—	3	—	3	—	—	—	3
Physical forward contracts	—	16	—	16	—	—	—	16
Interest rate derivatives	—	20	—	20	—	—	—	20
Rabbi trust assets	116	—	—	116	N/A	N/A	—	116
	$642	297	—	939	(767)	(5)	—	167

Commodity Derivative Liabilities
Exchange-cleared instruments	$615	255	—	870	(767)	(103)	—	—
OTC instruments	—	1	—	1	—	—	—	1
Physical forward contracts	—	19	1	20	—	—	—	20
Floating-rate debt	—	1,650	—	1,650	N/A	N/A	—	1,650
Fixed-rate debt, excluding capital leases	—	10,335	—	10,335	N/A	N/A	(568)	9,767
	$615	12,260	1	12,876	(767)	(103)	(568)	11,438

	Millions of Dollars
	December 31, 2017
	Fair Value Hierarchy			Total Fair Value of Gross Assets & Liabilities	Effect of Counterparty Netting	Effect of Collateral Netting	Difference in Carrying Value and Fair Value	Net Carrying Value Presented on the Balance Sheet
	Level 1	Level 2	Level 3
Commodity Derivative Assets
Exchange-cleared instruments	$333	395	—	728	(721)	—	—	7
Physical forward contracts	—	20	1	21	—	—	—	21
Interest rate derivatives	—	14	—	14	—	—	—	14
Rabbi trust assets	112	—	—	112	N/A	N/A	—	112
	$445	429	1	875	(721)	—	—	154

Commodity Derivative Liabilities
Exchange-cleared instruments	$369	373	—	742	(721)	(21)	—	—
Physical forward contracts	—	23	4	27	—	—	—	27
Floating-rate debt	—	1,150	—	1,150	N/A	N/A	—	1,150
Fixed-rate debt, excluding capital leases	—	9,746	—	9,746	N/A	N/A	(978)	8,768
	$369	11,292	4	11,665	(721)	(21)	(978)	9,945

The rabbi trust assets are recorded in the “Investments and long-term receivables” line and the floating-rate and fixed-rate debt are recorded in the “Short-term debt” and “Long-term debt” lines on our consolidated balance sheet. For information regarding the location of our commodity derivative assets and liabilities on our consolidated balance sheet, see the first table in Note 12—Derivatives and Financial Instruments.

Nonrecurring Fair Value Measurements
See Note 5—Business Combinations for information on the remeasurement of our investment in MSLP to fair value. During the three months ended March 31, 2018 and 2017, there were no other material nonrecurring fair value remeasurements of assets subsequent to their initial recognition.

Note 14—Pension and Postretirement Plans

The components of net periodic benefit cost for the three months ended March 31, 2018 and 2017, were as follows:

	Millions of Dollars
	Pension Benefits				Other Benefits
	2018		2017		2018	2017
	U.S.	Int’l.	U.S.	Int’l.
Components of Net Periodic Benefit Cost
Three Months Ended March 31
Service cost	$34	7	33	8	1	1
Interest cost	26	7	27	6	2	2
Expected return on plan assets	(42)	(12)	(37)	(10)	—	—
Amortization of prior service cost	—	—	1	—	—	—
Recognized net actuarial loss	15	5	17	6	—	—
Settlements	2	—	1	—	—	—
Net periodic benefit cost*	$35	7	42	10	3	3
* Included in the “Operating expenses” and “Selling, general and administrative expenses” lines on our consolidated statement of income.

During the three months ended March 31, 2018, we contributed $7 million to our U.S. employee benefit plans and $9 million to our international employee benefit plans. We currently expect to make additional contributions of approximately $50 million to our U.S. employee benefit plans and $25 million to our international employee benefit plans during the remainder of 2018.

Note 15—Accumulated Other Comprehensive Loss

Changes in the balances of each component of accumulated other comprehensive loss were as follows:

	Millions of Dollars
	Defined Benefit Plans	Foreign Currency Translation	Hedging	Accumulated Other Comprehensive Loss

December 31, 2016	$(713)	(285)	3	(995)
Other comprehensive income before reclassifications	2	24	2	28
Amounts reclassified from accumulated other comprehensive loss*
Amortization of defined benefit plan items**
Actuarial loss and settlements	15	—	—	15
Net current period other comprehensive income	17	24	2	43
March 31, 2017	$(696)	(261)	5	(952)

December 31, 2017	$(598)	(26)	7	(617)
Other comprehensive income before reclassifications	5	88	4	97
Amounts reclassified from accumulated other comprehensive loss*
Amortization of defined benefit plan items**
Actuarial loss and settlements	16	—	—	16
Net current period other comprehensive income	21	88	4	113
March 31, 2018	$(577)	62	11	(504)
* There were no significant reclassifications related to foreign currency translation or hedging.
** Included in the computation of net periodic benefit cost. See Note 14—Pension and Postretirement Plans, for additional information.

Note 16—Treasury Stock

On February 13, 2018, we entered into a Stock Purchase and Sale Agreement (Purchase Agreement) with Berkshire Hathaway Inc. and National Indemnity Company, a wholly owned subsidiary of Berkshire Hathaway, to repurchase 35 million shares of Phillips 66 common stock for an aggregate purchase price of $3,280 million. Pursuant to the Purchase Agreement, the purchase price per share of $93.725 was based on the volume-weighted-average price of our common stock on the New York Stock Exchange on February 13, 2018. The transaction closed on February 14, 2018. We funded the repurchase with cash of $1,880 million and borrowings of $1,400 million under our commercial paper program. These borrowings were subsequently refinanced through a public offering of senior notes. This specific share repurchase transaction was separately authorized by our Board of Directors and therefore does not impact previously announced authorizations to repurchase shares of Phillips 66 common stock under our share repurchase program, which total up to $12.0 billion. See Note 9—Debt, for additional information regarding our borrowing activity during the three months ended March 31, 2018.

Note 17—Restricted Cash

At March 31, 2018, and December 31, 2017, the company did not have any restricted cash. The restrictions on the cash acquired in February 2017, as a result of the consolidation of MSLP, were fully removed in May 2017 when MSLP’s outstanding debt that contained lender restrictions on the use of cash was paid in full. See Note 5—Business Combinations, for additional information regarding MSLP.

Note 18—Related Party Transactions

Significant transactions with related parties were:

	Millions of Dollars
	Three Months Ended March 31
	2018	2017

Operating revenues and other income (a)	$818	571
Purchases (b)	2,554	2,144
Operating expenses and selling, general and administrative expenses (c)	16	26

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

Analysis of Results by Operating Segment

	Millions of Dollars
	Three Months Ended March 31
	2018	2017
Sales and Other Operating Revenues
Midstream
Total sales	$1,951	1,659
Intersegment eliminations	(533)	(438)
Total Midstream	1,418	1,221
Chemicals	1	1
Refining
Total sales	17,632	14,292
Intersegment eliminations	(10,615)	(8,670)
Total Refining	7,017	5,622
Marketing and Specialties
Total sales	15,617	16,366
Intersegment eliminations	(464)	(324)
Total Marketing and Specialties	15,153	16,042
Corporate and Other	6	8
Consolidated sales and other operating revenues	$23,595	22,894

Net Income (Loss)
Midstream	$233	112
Chemicals	232	181
Refining	91	259
Marketing and Specialties	184	141
Corporate and Other	(155)	(130)
Consolidated net income	$585	563

	Millions of Dollars
	March 31 2018	December 31 2017
Total Assets
Midstream	$13,155	13,231
Chemicals	6,372	6,226
Refining	23,976	23,820
Marketing and Specialties	6,808	7,103
Corporate and Other	1,821	3,991
Consolidated total assets	$52,132	54,371

Note 20—Income Taxes

Our effective income tax rate for the first quarter of 2018 was 18 percent, compared with 29 percent for the corresponding period of 2017. The decrease was primarily attributable to the enactment of the U.S. Tax Cuts and Jobs Act (the Tax Act) in December 2017, which reduced the U.S. federal corporate income tax rate from 35 percent to 21 percent beginning January 1, 2018. The effective income tax rate varies from the federal statutory income tax rate of 21 percent primarily as a result of foreign operations and the impact of income attributable to noncontrolling interests, partially offset by state income tax expense.

During the three months ended March 31, 2018, adjustments to the provisional income tax benefit recorded in December 2017 from the enactment of the Tax Act were not material. At March 31, 2018, we have not yet completed our accounting for the income tax effects of the Tax Act, but have made reasonable estimates of those effects on our existing deferred income tax balances and the one-time deemed repatriation tax. The final financial statement impact of the Tax Act may differ from our previously recorded estimates, possibly materially, due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, and changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates the company has utilized to calculate the provisional impacts. The Securities and Exchange Commission (SEC) has issued rules that allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related income tax impacts.

Note 21—Phillips 66 Partners LP

In 2013, we formed Phillips 66 Partners, a publicly traded master limited partnership, to own, operate, develop and acquire primarily fee-based crude oil, refined petroleum products and NGL pipelines and terminals, as well as other midstream assets. Headquartered in Houston, Texas, Phillips 66 Partners’ operations currently consist of crude oil, refined petroleum products and NGL transportation, processing, terminaling and storage assets.

We consolidate Phillips 66 Partners because we determined it is a variable interest entity of which we are the primary beneficiary. As general partner of Phillips 66 Partners, we have the ability to control its financial interests, as well as the ability to direct the activities that most significantly impact its economic performance. As a result of this consolidation, the public common and perpetual convertible preferred unitholders’ ownership interests in Phillips 66 Partners are reflected as noncontrolling interests in our financial statements. At March 31, 2018, we owned a 55 percent limited partner interest and a 2 percent general partner interest in Phillips 66 Partners, while the public owned a 43 percent limited partner interest and 13.8 million perpetual convertible preferred units.

The most significant assets of Phillips 66 Partners that are available to settle only its obligations, along with its most significant liabilities for which its creditors do not have recourse to Phillips 66’s general credit, were:

	Millions of Dollars
	March 31 2018	December 31 2017

Cash and cash equivalents	$167	185
Equity investments*	1,986	1,932
Net properties, plants and equipment	2,925	2,918
Long-term debt	2,921	2,920
* Included in “Investments and long-term receivables” line on the Phillips 66 consolidated balance sheet.

2018 Activities
Phillips 66 Partners has two continuous offering, or at-the-market (ATM), programs under which it may offer up to an aggregate of $500 million of its common units. For the three months ended March 31, 2018, on a settlement-date basis, Phillips 66 Partners issued an aggregate of 188,815 common units under the ATM programs, which generated net proceeds of $9 million. Since inception through March 31, 2018, Phillips 66 Partners has issued an aggregate of 3,907,683 common units under the ATM programs, which generated net proceeds of $201 million.

Note 22—New Accounting Standards

In February 2018, the FASB issued ASU No. 2018-02, "Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” This ASU allows for the deferred income tax effects stranded in accumulated other comprehensive income (AOCI) resulting from the Tax Act enacted in December 2017 to be reclassed from AOCI to retained earnings. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the impact of this ASU on our consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The new standard amends the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which may result in earlier recognition of losses. Public business entities should apply the guidance in ASU No. 2016-13 for annual periods beginning after December 15, 2019, including interim periods within those annual periods. Early adoption will be permitted for annual periods beginning after December 15, 2018. We are currently evaluating the provisions of ASU No. 2016-13 and assessing the impact on our consolidated financial statements.

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

Note 23—Condensed Consolidating Financial Information

Phillips 66 has senior notes outstanding, the payment obligations of which are fully and unconditionally guaranteed by Phillips 66 Company, a 100-percent-owned subsidiary. The following condensed consolidating financial information presents the results of operations, financial position and cash flows for:

•	Phillips 66 and Phillips 66 Company (in each case, reflecting investments in subsidiaries utilizing the equity method of accounting).

•	All other nonguarantor subsidiaries.

•	The consolidating adjustments necessary to present Phillips 66’s results on a consolidated basis.

This condensed consolidating financial information should be read in conjunction with the accompanying consolidated financial statements and notes.

	Millions of Dollars
	Three Months Ended March 31, 2018
Statement of Income	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Revenues and Other Income
Sales and other operating revenues	$—	18,276	5,319	—	23,595
Equity in earnings of affiliates	600	614	195	(985)	424
Net gain on dispositions	—	7	10	—	17
Other income (loss)	—	(1)	11	—	10
Intercompany revenues	—	579	2,879	(3,458)	—
Total Revenues and Other Income	600	19,475	8,414	(4,443)	24,046

Costs and Expenses
Purchased crude oil and products	—	17,213	7,301	(3,376)	21,138
Operating expenses	—	978	283	(15)	1,246
Selling, general and administrative expenses	3	289	97	(3)	386
Depreciation and amortization	—	230	106	—	336
Taxes other than income taxes	—	82	28	—	110
Accretion on discounted liabilities	—	5	1	—	6
Interest and debt expense	93	30	64	(64)	123
Foreign currency transaction gains	—	—	(16)	—	(16)
Total Costs and Expenses	96	18,827	7,864	(3,458)	23,329
Income before income taxes	504	648	550	(985)	717
Income tax expense (benefit)	(20)	48	104	—	132
Net Income	524	600	446	(985)	585
Less: net income attributable to noncontrolling interests	—	—	61	—	61
Net Income Attributable to Phillips 66	$524	600	385	(985)	524

Comprehensive Income	$637	713	534	(1,186)	698

	Millions of Dollars
	Three Months Ended March 31, 2017
Statement of Income	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Revenues and Other Income
Sales and other operating revenues	$—	16,250	6,644	—	22,894
Equity in earnings of affiliates	595	484	115	(829)	365
Net gain on dispositions	—	1	—	—	1
Other income	—	426	26	—	452
Intercompany revenues	—	428	2,907	(3,335)	—
Total Revenues and Other Income	595	17,589	9,692	(4,164)	23,712

Costs and Expenses
Purchased crude oil and products	—	13,884	7,060	(3,265)	17,679
Operating expenses	—	1,031	255	(16)	1,270
Selling, general and administrative expenses	3	289	94	(2)	384
Depreciation and amortization	—	214	101	—	315
Impairments	—	2	—	—	2
Taxes other than income taxes	—	1,372	1,784	—	3,156
Accretion on discounted liabilities	—	4	1	—	5
Interest and debt expense	90	12	55	(52)	105
Foreign currency transaction gains	—	—	(1)	—	(1)
Total Costs and Expenses	93	16,808	9,349	(3,335)	22,915
Income before income taxes	502	781	343	(829)	797
Income tax expense (benefit)	(33)	186	81	—	234
Net Income	535	595	262	(829)	563
Less: net income attributable to noncontrolling interests	—	—	28	—	28
Net Income Attributable to Phillips 66	$535	595	234	(829)	535

Comprehensive Income	$578	638	290	(900)	606

	Millions of Dollars
	March 31, 2018
Balance Sheet	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Assets
Cash and cash equivalents	$—	403	439	—	842
Accounts and notes receivable	8	4,205	4,359	(2,448)	6,124
Inventories	—	2,912	1,831	—	4,743
Prepaid expenses and other current assets	1	298	117	—	416
Total Current Assets	9	7,818	6,746	(2,448)	12,125
Investments and long-term receivables	32,172	23,648	9,663	(51,549)	13,934
Net properties, plants and equipment	—	13,087	8,413	—	21,500
Goodwill	—	2,853	417	—	3,270
Intangibles	—	720	151	—	871
Other assets	11	279	144	(2)	432
Total Assets	$32,192	48,405	25,534	(53,999)	52,132

Liabilities and Equity
Accounts payable	$—	6,672	3,186	(2,448)	7,410
Short-term debt	—	10	32	—	42
Accrued income and other taxes	—	386	622	—	1,008
Employee benefit obligations	—	304	37	—	341
Other accruals	136	175	124	—	435
Total Current Liabilities	136	7,547	4,001	(2,448)	9,236
Long-term debt	8,471	57	3,051	—	11,579
Asset retirement obligations and accrued environmental costs	—	465	179	—	644
Deferred income taxes	—	3,407	1,714	(2)	5,119
Employee benefit obligations	—	633	246	—	879
Other liabilities and deferred credits	1,632	4,256	3,819	(9,332)	375
Total Liabilities	10,239	16,365	13,010	(11,782)	27,832
Common stock	5,890	24,952	9,547	(34,499)	5,890
Retained earnings	16,567	7,592	717	(8,339)	16,537
Accumulated other comprehensive loss	(504)	(504)	(117)	621	(504)
Noncontrolling interests	—	—	2,377	—	2,377
Total Liabilities and Equity	$32,192	48,405	25,534	(53,999)	52,132

	Millions of Dollars
	December 31, 2017
Balance Sheet	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Assets
Cash and cash equivalents	$—	1,411	1,708	—	3,119
Accounts and notes receivable	10	5,317	4,476	(2,297)	7,506
Inventories	—	2,386	1,009	—	3,395
Prepaid expenses and other current assets	2	276	92	—	370
Total Current Assets	12	9,390	7,285	(2,297)	14,390
Investments and long-term receivables	32,125	23,483	9,959	(51,626)	13,941
Net properties, plants and equipment	—	13,117	8,343	—	21,460
Goodwill	—	2,853	417	—	3,270
Intangibles	—	722	154	—	876
Other assets	12	266	158	(2)	434
Total Assets	$32,149	49,831	26,316	(53,925)	54,371

Liabilities and Equity
Accounts payable	$—	7,272	3,052	(2,297)	8,027
Short-term debt	—	9	32	—	41
Accrued income and other taxes	—	451	551	—	1,002
Employee benefit obligations	—	513	69	—	582
Other accruals	55	298	102	—	455
Total Current Liabilities	55	8,543	3,806	(2,297)	10,107
Long-term debt	6,972	50	3,047	—	10,069
Asset retirement obligations and accrued environmental costs	—	467	174	—	641
Deferred income taxes	—	3,349	1,661	(2)	5,008
Employee benefit obligations	—	639	245	—	884
Other liabilities and deferred credits	8	4,700	3,814	(8,288)	234
Total Liabilities	7,035	17,748	12,747	(10,587)	26,943
Common stock	9,396	24,952	10,125	(35,077)	9,396
Retained earnings	16,335	7,748	1,306	(9,083)	16,306
Accumulated other comprehensive loss	(617)	(617)	(205)	822	(617)
Noncontrolling interests	—	—	2,343	—	2,343
Total Liabilities and Equity	$32,149	49,831	26,316	(53,925)	54,371

	Millions of Dollars
	Three Months Ended March 31, 2018
Statement of Cash Flows	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Cash Flows From Operating Activities
Net Cash Provided by Operating Activities	$825	703	530	(1,570)	488

Cash Flows From Investing Activities
Capital expenditures and investments*	—	(186)	(142)	—	(328)
Proceeds from asset dispositions**	—	325	17	(325)	17
Intercompany lending activities	1,541	(1,015)	(526)	—	—
Other	—	(41)	(5)	—	(46)
Net Cash Provided by (Used in) Investing Activities	1,541	(917)	(656)	(325)	(357)

Cash Flows From Financing Activities
Issuance of debt	1,509	—	—	—	1,509
Repayment of debt	—	(5)	(2)	—	(7)
Issuance of common stock	10	—	—	—	10
Repurchase of common stock	(3,513)	—	—	—	(3,513)
Dividends paid on common stock	(327)	(789)	(781)	1,570	(327)
Distributions to noncontrolling interests	—	—	(45)	—	(45)
Net proceeds from issuance of Phillips 66 Partners LP common units	—	—	9	—	9
Other*	(45)	—	(325)	325	(45)
Net Cash Used in Financing Activities	(2,366)	(794)	(1,144)	1,895	(2,409)

Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	—	—	1	—	1

Net Change in Cash, Cash Equivalents and Restricted Cash	—	(1,008)	(1,269)	—	(2,277)
Cash, cash equivalents and restricted cash at beginning of period	—	1,411	1,708	—	3,119
Cash, Cash Equivalents and Restricted Cash at End of Period	$—	403	439	—	842
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

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise indicated, “the company,” “we,” “our,” “us” and “Phillips 66” are used in this report to refer to the businesses of Phillips 66 and its consolidated subsidiaries. Unless the context requires otherwise, references to “DCP Midstream” include the consolidated operations of DCP Midstream, LLC, including DCP Midstream, LP (DCP Partners), the master limited partnership formed by DCP Midstream, LLC.

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

BUSINESS ENVIRONMENT AND EXECUTIVE OVERVIEW

Phillips 66 is an energy manufacturing and logistics company with midstream, chemicals, refining, and marketing and specialties businesses. At March 31, 2018, we had total assets of $52.1 billion. Our common stock trades on the New York Stock Exchange under the symbol PSX.

Executive Overview
In the first quarter of 2018, we reported earnings of $524 million and generated cash from operating activities of $488 million. In addition, we raised net proceeds of $1.5 billion from the issuance of senior notes. We used available cash to repurchase $3.5 billion of our common stock, fund capital expenditures and investments of $328 million and pay dividends of $327 million. We ended the first quarter of 2018 with $842 million of cash and cash equivalents and approximately $5.8 billion of total committed capacity available under our credit facilities.

Business Environment
The U.S. crude oil benchmark price, West Texas Intermediate (WTI), increased during the first quarter of 2018, moving to an average of $62.88 per barrel, compared with an average of $55.35 and $51.83 per barrel in the fourth and first quarters of 2017, respectively. During the first quarter of 2018, the WTI discount versus the international benchmark Dated Brent decreased $2.16 per barrel compared with the fourth quarter of 2017, but expanded $1.93 per barrel compared with the first quarter of 2017. The expansion of the discount initially related to extended production cuts by the Organization of the Petroleum Exporting Countries (OPEC) and certain non-OPEC countries, but further widened with Hurricane Harvey and logistical issues at the Cushing, Oklahoma, trading hub. During the first quarter of 2018, commodity prices had both favorable and unfavorable impacts on our businesses that vary by segment.

The Midstream segment, which includes our 50 percent equity investment in DCP Midstream, contains fee-based operations that are not directly exposed to commodity price risk, as well as operations that are directly linked to natural gas liquids (NGL) prices, natural gas prices and crude oil prices. Average natural gas prices increased in the first quarter of 2018, compared with the first and fourth quarters of 2017, due to colder average temperatures.  In January of 2018, natural gas prices gained momentum with colder temperatures and increased residential and commercial heating demand.  U.S. natural gas production was at record highs due to increased dry gas production and associated gains in gas production from tight oil developments.  NGL prices fell in the first quarter of 2018, compared with the fourth quarter of 2017, due to reduced Asian demand.

The Chemicals segment consists of our 50 percent equity investment in Chevron Phillips Chemical Company LLC (CPChem). The chemicals and plastics industry is mainly a commodity-based industry where the margins for key products are based on supply and demand, as well as cost factors. During the first quarter of 2018, the chemicals and plastics industry continued to benefit from feedstock cost advantages associated with manufacturing ethylene in regions of the world with significant NGL production.  The price of crude oil is rising faster than NGL prices and thus the petrochemicals industry continues to experience lower ethylene cash costs in regions of the world where ethylene manufacturing is based upon NGL rather than crude oil-derived feedstocks.  In particular, companies with North American ethane-based crackers have benefited from a feedstock price advantage and have captured a higher polyethylene chain margin than crackers in most other regions of the world.

Our Refining segment results are driven by several factors, including refining margins, cost control, refinery throughput, feedstock costs, product yields and turnaround activity. Industry crack spread indicators, the difference between market prices for refined products and crude oil, are used to estimate refining margins. During the first quarter of 2018, the U.S. 3:2:1 crack spread (three barrels of crude oil producing two barrels of gasoline and one barrel of diesel) decreased compared with the fourth quarter of 2017 due to higher fourth quarter 2017 distillate cracks with a colder winter season and lower product inventories in the last half of 2017 due to Hurricane Harvey. The Atlantic Basin crack spread also decreased on average in the first quarter of 2018, compared with the fourth quarter of 2017, but was higher compared with the first quarter of 2017 by nearly one dollar per barrel, due to lower post-Hurricane Harvey inventories.

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

RESULTS OF OPERATIONS

Unless otherwise indicated, discussion of results for the three months ended March 31, 2018, is based on a comparison with the corresponding period of 2017.

Basis of Presentation

During the fourth quarter of 2017, the segment performance measure used by our chief executive officer to assess performance and allocate resources was changed from “net income attributable to Phillips 66” to “net income.”  Prior period segment information has been recast to conform to the current presentation.

Consolidated Results

A summary of net income (loss) by business segment with a reconciliation to net income attributable to Phillips 66 follows:

	Millions of Dollars
	Three Months Ended March 31
	2018	2017

Midstream	$233	112
Chemicals	232	181
Refining	91	259
Marketing and Specialties	184	141
Corporate and Other	(155)	(130)
Net income	585	563
Less: net income attributable to noncontrolling interests	61	28
Net income attributable to Phillips 66	$524	535

Our earnings decreased $11 million, or 2 percent, in the first quarter of 2018, mainly reflecting:

•	Absence of a $261 million after-tax gain from the consolidation of Merey Sweeny, L.P. (MSLP) in 2017.

•	Lower equity earnings from WRB Refining LP (WRB) due to turnaround activities.

•	Higher net income attributable to noncontrolling interests due to contributions of assets to Phillips 66 Partners LP (Phillips 66 Partners) in the fourth quarter of 2017.

•	Higher interest and debt expense.

These decreases were partially offset by:

•	Higher realized refining margins.

•	Improved earnings from equity affiliates in our Midstream and Chemicals segments.

•	Lower income taxes due to the reduction of the U.S. federal corporate income tax rate beginning January 1, 2018, as a result of the U.S. Tax Cuts and Jobs Act (the Tax Act) enacted in December 2017.

See the “Segment Results” section for additional information on our segment results.

Statement of Income Analysis

Sales and other operating revenues for the first quarter of 2018 increased 3 percent and purchased crude oil and products increased 20 percent. These increases were mainly due to higher prices for petroleum products, crude oil and NGL. The increase in sales and other operating revenues due to higher commodity prices was partially offset by a change in the presentation of excise taxes on sales of petroleum products resulting from our adoption of Financial Accounting Standard Board (FASB) Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” on January 1, 2018. As part of our adoption of this ASU, prospectively from January 1, 2018, our presentation of excise taxes on sales of petroleum products changed to a net basis from a gross basis. As a result, the “Sales and other operating revenues” and “Taxes other than income taxes” lines on our consolidated statement of income for the three months ended March 31, 2018, are not presented on a comparable basis to the three months ended March 31, 2017. See Note 2—Changes in Accounting Principles and Note 3—Sales and Other Operating Revenues, in the Notes to Consolidated Financial Statements, for further information on our adoption of this ASU and our presentation of excise taxes on sales of petroleum products, respectively.

Equity in earnings of affiliates increased 16 percent in the first quarter of 2018. The increase was mainly due to improved equity earnings from affiliates in our Midstream segment and CPChem, partially offset by decreased equity earnings from WRB. See the “Segment Results” section for additional information.

Other income decreased $442 million in the first quarter of 2018. We recognized a noncash, pre-tax gain of $423 million in 2017 related to the consolidation of MSLP. See Note 5—Business Combinations, in the Notes to Consolidated Financial Statements, for additional information.

Taxes other than income taxes decreased 97 percent in the first quarter of 2018. The decrease was primarily attributable to the change in our presentation of excise taxes on sales of petroleum products resulting from our adoption of ASU No. 2014-09 on January 1, 2018. See the “Sales and other operating revenues” section above for further discussion.

Interest and debt expense increased 17 percent in the first quarter of 2018. The increase was due to higher average debt principal balances, reflecting our issuance of senior notes totaling $1,500 million in March 2018 and Phillips 66 Partners’ issuance of senior notes totaling $650 million in October 2017.

Income tax expense decreased primarily due to the reduction of the U.S. federal corporate income tax rate from 35 percent to 21 percent beginning January 1, 2018, as a result of the Tax Act. See Note 20—Income Taxes, in the Notes to Consolidated Financial Statements, for information regarding our income tax expense and effective income tax rates.

Net income attributable to noncontrolling interests increased $33 million in the first quarter of 2018, reflecting the contribution of assets to Phillips 66 Partners in 2017.

Segment Results

Midstream

	Three Months Ended March 31
	2018	2017
	Millions of Dollars
Net Income
Transportation	$136	78
NGL and Other	73	17
DCP Midstream	24	17
Total Midstream	$233	112

	Thousands of Barrels Daily
Transportation Volumes
Pipelines*	3,407	3,469
Terminals	2,669	2,395
Operating Statistics
NGL fractionated**	184	175
NGL production***	380	341
* Pipelines represent the sum of volumes transported through each separately tariffed pipeline segment, including our share of equity volumes from Yellowstone Pipe Line Company and Lake Charles Pipe Line Company.
** Excludes DCP Midstream.
*** Includes 100 percent of DCP Midstream’s volumes.

Dollars Per Gallon
Weighted-Average NGL Price*
DCP Midstream	$0.70	0.60
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

Net income from the Midstream segment increased $121 million in the first quarter of 2018.

Transportation net income increased $58 million in the first quarter of 2018. The improved results were mainly driven by increased equity earnings from affiliates, including our joint ventures that own the Bakken Pipeline, which commenced commercial operations in June 2017, as well as favorable impacts of the new U.S. federal corporate income tax rate beginning January 1, 2018.

Net income from our NGL and Other business was $56 million higher in the first quarter of 2018. This increase reflects the impacts of improved realized margins and volumes, as well as the contribution of MSLP to Phillips 66 Partners in October 2017.

Net income from our investment in DCP Midstream increased $7 million in the first quarter of 2018, primarily reflecting the timing of incentive distribution income allocations from DCP Partners.

See the “Business Environment and Executive Overview” section for information on market factors impacting this quarter’s results.

Chemicals

	Three Months Ended March 31
	2018	2017
	Millions of Dollars

Net Income	$232	181

	Millions of Pounds
CPChem Externally Marketed Sales Volumes*
Olefins and Polyolefins	4,427	4,016
Specialties, Aromatics and Styrenics	1,013	1,206
	5,440	5,222
* Represents 100 percent of CPChem’s outside sales of produced petrochemical products, as well as commission sales from equity affiliates.

Olefins and Polyolefins Capacity Utilization (percent)	96%	89

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

Net income from the Chemicals segment increased $51 million in the first quarter of 2018. The increase was primarily driven by higher O&P volumes and realized margins, as well as favorable impacts of the new U.S. federal corporate income tax rate beginning January 1, 2018. These increases were partially offset by higher operating expenses.

See the “Business Environment and Executive Overview” section for information on market factors impacting this quarter’s results.

Refining

	Three Months Ended March 31
	2018	2017
	Millions of Dollars
Net Income (Loss)
Atlantic Basin/Europe	$(73)	(50)
Gulf Coast	1	328
Central Corridor	203	62
West Coast	(40)	(81)
Worldwide	$91	259

	Dollars Per Barrel
Net Income (Loss)
Atlantic Basin/Europe	$(1.86)	(1.25)
Gulf Coast	0.01	4.91
Central Corridor	7.74	2.52
West Coast	(1.21)	(2.95)
Worldwide	0.54	1.63

Realized Refining Margins
Atlantic Basin/Europe	$7.17	6.29
Gulf Coast	6.75	8.03
Central Corridor	16.11	10.54
West Coast	8.32	9.95
Worldwide	9.29	8.55

	Thousands of Barrels Daily
	Three Months Ended March 31
Operating Statistics	2018	2017
Refining operations*
Atlantic Basin/Europe
Crude oil capacity	537	520
Crude oil processed	419	366
Capacity utilization (percent)	78%	70
Refinery production	438	457
Gulf Coast
Crude oil capacity	752	743
Crude oil processed	696	668
Capacity utilization (percent)	93%	90
Refinery production	775	749
Central Corridor
Crude oil capacity	493	493
Crude oil processed	458	470
Capacity utilization (percent)	93%	95
Refinery production	479	493
West Coast
Crude oil capacity	364	360
Crude oil processed	340	279
Capacity utilization (percent)	93%	78
Refinery production	369	305
Worldwide
Crude oil capacity	2,146	2,116
Crude oil processed	1,913	1,783
Capacity utilization (percent)	89%	84
Refinery production	2,061	2,004
* Includes our share of equity affiliates.

The Refining segment refines crude oil and other feedstocks into petroleum products (such as gasoline, distillates and aviation fuels) at 13 refineries in the United States and Europe.

Net income for the Refining segment decreased $168 million in the first quarter of 2018. The decrease was primarily due to the absence of an after-tax gain of $261 million recognized on the consolidation of MSLP in 2017 and lower equity earnings from WRB due to turnaround activities, partially offset by higher realized refining margins. The higher realized refining margins primarily resulted from improved market crack spreads, configuration benefits and secondary product margins, partially offset by lower clean product differentials.

See the “Business Environment and Executive Overview” section for information on market factors impacting this quarter’s results.

Our worldwide refining crude oil capacity utilization rate was 89 percent in the first quarter of 2018 compared with 84 percent in 2017. The increase was primarily attributable to lower planned maintenance and turnaround activity, and improved market conditions in 2018 as compared with 2017.

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

	Millions of Dollars, Except as Indicated
Realized Refining Margins	Atlantic Basin/ Europe	Gulf Coast	Central Corridor	West Coast	Worldwide

Three Months Ended March 31, 2018
Net income (loss)	$(73)	1	203	(40)	91
Plus:
Income tax expense (benefit)	(35)	(1)	69	(12)	21
Taxes other than income taxes	15	25	12	25	77
Depreciation and amortization	52	66	35	58	211
Selling, general and administrative expenses	13	10	7	11	41
Operating expenses	285	366	108	230	989
Equity in losses of affiliates	2	1	61	—	64
Other segment (income) expense, net	(7)	(1)	(4)	3	(9)
Proportional share of refining gross margins contributed by equity affiliates	29	—	198	—	227
Realized refining margins	$281	467	689	275	1,712

Total processed inputs (thousands of barrels)	39,218	69,207	26,236	33,051	167,712
Adjusted total processed inputs (thousands of barrels)*	39,218	69,207	42,765	33,051	184,241

Net income (loss) per barrel (dollars per barrel)**	$(1.86)	0.01	7.74	(1.21)	0.54
Realized refining margins (dollars per barrel)***	7.17	6.75	16.11	8.32	9.29
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

	Millions of Dollars, Except as Indicated
Realized Refining Margins	Atlantic Basin/ Europe	Gulf Coast	Central Corridor	West Coast	Worldwide

Three Months Ended March 31, 2017
Net income (loss)	$(50)	328	62	(81)	259
Plus:
Income tax expense (benefit)	(48)	193	35	(49)	131
Taxes other than income taxes	16	27	14	20	77
Depreciation, amortization and impairments	49	67	27	58	201
Selling, general and administrative expenses	14	12	8	11	45
Operating expenses	257	338	136	313	1,044
Equity in (earnings) losses of affiliates	4	(7)	9	—	6
Other segment (income) expense, net	(3)	(422)	2	1	(422)
Proportional share of refining gross margins contributed by equity affiliates	14	1	169	—	184
Realized refining margins	$253	537	462	273	1,525

Total processed inputs (thousands of barrels)	40,116	66,848	24,647	27,414	159,025
Adjusted total processed inputs (thousands of barrels)*	40,116	66,848	43,921	27,414	178,299

Net income (loss) per barrel (dollars per barrel)**	$(1.25)	4.91	2.52	(2.95)	1.63
Realized refining margins (dollars per barrel)***	6.29	8.03	10.54	9.95	8.55
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

Marketing and Specialties

	Millions of Dollars
	Three Months Ended March 31
	2018	2017
Net Income
Marketing and Other	$139	124
Specialties	45	17
Total Marketing and Specialties	$184	141

	Dollars Per Barrel
Net Income
U.S.	$0.64	0.52
International	1.30	1.59

Realized Marketing Fuel Margins
U.S.	$1.39	1.47
International	3.32	3.70

	Dollars Per Gallon
U.S. Average Wholesale Prices*
Gasoline	$2.05	1.82
Distillates	2.12	1.75
* On third-party branded petroleum product sales, excluding excise taxes.

	Thousands of Barrels Daily
Marketing Petroleum Products Sales Volumes
Gasoline	1,105	1,155
Distillates	879	835
Other	20	15
Total	2,004	2,005

The M&S segment purchases for resale and markets refined petroleum products (such as gasoline, distillates and aviation fuels), mainly in the United States and Europe. In addition, this segment includes the manufacturing and marketing of specialty products (such as base oils and lubricants), as well as power generation operations.

The M&S segment net income increased $43 million in the first quarter of 2018. The increase was primarily due to the favorable impacts of the new U.S. federal corporate income tax rate beginning January 1, 2018, higher margins for specialty products and services, noncash gains related to the disposition of certain assets, and benefits from the retroactive extension of the 2017 biodiesel blenders tax incentive in early 2018. These items were partially offset by lower realized marketing margins.

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

	Millions of Dollars, Except as Indicated
	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
	U.S.	International	U.S.	International
Realized Marketing Fuel Margins
Net income	$99	32	81	38
Plus:
Income tax expense	33	5	48	10
Taxes other than income taxes*	(10)	(2)	1,278	1,756
Depreciation and amortization	4	18	4	15
Selling, general and administrative expenses	176	70	174	60
Equity in earnings of affiliates	(2)	(18)	—	(19)
Other operating revenues*	(84)	(7)	(1,354)	(1,760)
Other segment income, net	—	(5)	(1)	(1)
Marketing margins	216	93	230	99
Less: margin for non-fuel related sales	—	12	—	11
Realized marketing fuel margins	$216	81	230	88

Total fuel sales volumes (thousands of barrels)	155,780	24,534	156,548	23,885

Net income per barrel (dollars per barrel)	$0.64	1.30	0.52	1.59
Realized marketing fuel margins (dollars per barrel)**	1.39	3.32	1.47	3.70
* Includes excise taxes on sales of petroleum products for periods prior to the adoption of ASU No. 2014-09 on January 1, 2018. See Note 2—Changes in Accounting Principles, in the Notes to Consolidated Financial Statements, for further information on our adoption of this ASU. Other operating revenues also includes other non-fuel revenues.

** Realized marketing fuel margins per barrel, as presented, are calculated using the underlying realized marketing fuel margin amounts, in dollars, divided by sales volumes, in barrels. As such, recalculated per barrel amounts using the rounded margins and barrels presented may differ from the presented per barrel amounts due to rounding.

Corporate and Other

	Millions of Dollars
	Three Months Ended March 31
	2018	2017
Net Income (Loss)
Net interest expense	$(89)	(65)
Corporate general and administrative expenses	(47)	(39)
Technology	(18)	(15)
U.S. tax reform	7	—
Other	(8)	(11)
Total Corporate and Other	$(155)	(130)

Net interest consists of interest and financing expense, net of interest income and capitalized interest. Net interest increased in the first quarter of 2018, mainly due to higher interest expense driven by higher average debt principal balances, reflecting our issuance of senior notes totaling $1,500 million in March 2018 and Phillips 66 Partners’ issuance of senior notes totaling $650 million in October 2017, lower capitalized interest and impacts of the new U.S. federal corporate income tax rate beginning January 1, 2018.

During the first quarter of 2018, Corporate and Other also includes one-time impacts related to the enactment of the Tax Act in December 2017, totaling $7 million. These one-time impacts are comprised of income tax benefits recorded by equity affiliates, partially offset by adjustments to the provisional deferred income tax revaluation benefit we recorded in December 2017.

CAPITAL RESOURCES AND LIQUIDITY

Financial Indicators

	Millions of Dollars, Except as Indicated
	March 31 2018	December 31 2017

Cash and cash equivalents	$842	3,119
Short-term debt	42	41
Total debt	11,621	10,110
Total equity	24,300	27,428
Percent of total debt to capital*	32%	27
Percent of floating-rate debt to total debt	14%	11
* Capital includes total debt and total equity.

To meet our short- and long-term liquidity requirements, we look to a variety of funding sources but rely primarily on cash generated from operating activities. Additionally, Phillips 66 Partners has the ability to fund its growth activities through debt and equity offerings. During the first three months of 2018, we generated $488 million in cash from operations and raised net proceeds of $1.5 billion from the issuance of senior notes. Available cash was primarily used for repurchases of our common stock of $3.5 billion; capital expenditures and investments of $328 million; and dividend payments on our common stock of $327 million. During the first three months of 2018, cash and cash equivalents decreased by $2.3 billion to $842 million.

In addition to cash flows from operating activities, we rely on our commercial paper and credit facility programs, asset sales and our ability to issue securities using our shelf registration statement to support our short- and long-term liquidity requirements. We believe current cash and cash equivalents and cash generated by operations, together with access to external sources of funds as described below under “Significant Sources of Capital,” will be sufficient to meet our funding requirements in the near and long term, including our capital spending, dividend payments, defined benefit plan contributions, debt repayments and share repurchases.

Significant Sources of Capital

Operating Activities
During the first three months of 2018, cash generated by operating activities was $488 million, compared with cash used in operating activities of $549 million for the first three months of 2017. The increase in the first three months of 2018, compared with the same period in 2017, reflects positive working capital changes primarily driven by higher collections of receivables, as well as increased distributions from our equity affiliates.

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

Equity Affiliates
Our operating cash flows are also impacted by distribution decisions made by our equity affiliates, including DCP Midstream, CPChem and WRB. During the first three months of 2018, cash from operations included distributions of $543 million from our equity affiliates, compared with $153 million during the same period of 2017. CPChem resumed distributions to us in the first quarter of 2018 following the return to full operations of its Cedar Bayou facility post-Hurricane Harvey. In addition, CPChem completed its U.S. Gulf Coast Petrochemicals project. We cannot control the amount of future dividends from equity affiliates; therefore, future dividend payments by these companies are not assured.

Phillips 66 Partners LP
Phillips 66 Partners has two continuous offering, or at-the-market (ATM), programs under which it may offer up to an aggregate of $500 million of its common units. For the three months ended March 31, 2018, on a settlement-date basis, Phillips 66 Partners issued an aggregate of 188,815 common units under the ATM programs, which generated net proceeds of $9 million. Since inception through March 31, 2018, Phillips 66 Partners has issued an aggregate of 3,907,683 common units under the ATM programs, which generated net proceeds of $201 million.

Debt Issuances
On March 1, 2018, Phillips 66 closed on a public offering of $1,500 million aggregate principal amount of unsecured notes consisting of:

•
$500 million of floating-rate Senior Notes due 2021. Interest on these notes is equal to the three-month London Interbank Offered Rate (LIBOR) plus 0.60% per annum and is payable quarterly in arrears on February 26, May 26, August 26 and November 26, beginning on May 29, 2018.

•	$800 million of 3.900% Senior Notes due 2028. Interest on these notes is payable semiannually on March 15 and September 15 of each year, beginning on September 15, 2018.

•	An additional $200 million of our 4.875% Senior Notes due 2044. Interest on these notes is payable semiannually on May 15 and November 15 of each year, beginning on May 15, 2018.

These notes are guaranteed by Phillips 66 Company, a wholly owned subsidiary. Phillips 66 used the net proceeds from the issuance of these notes to repay commercial paper borrowings during the three months ended March 31, 2018, and for general corporate purposes.

Credit Facilities and Commercial Paper
At March 31, 2018, no amount had been directly drawn under our $5.0 billion revolving credit facility or our $5.0 billion commercial paper program supported by our revolving credit facility. In addition, at March 31, 2018, Phillips 66 Partners had no borrowings outstanding under its $750 million revolving credit facility. As a result, we had approximately $5.8 billion of total committed capacity available under our credit facilities at March 31, 2018.

Shelf Registration
We have a universal shelf registration statement on file with the U.S. Securities and Exchange Commission (SEC) under which we, as a well-known seasoned issuer, have the ability to issue and sell an indeterminate amount of various types of debt and equity securities.

Off-Balance Sheet Arrangements

Under the operating lease agreement on our headquarters facility in Houston, Texas, we have a residual value guarantee with a maximum future exposure of $554 million. The operating lease has a remaining term of three years and provides us the option, at the end of the lease term, to request to renew the lease, purchase the facility or assist the lessor in marketing it for resale.

We also have residual value guarantees associated with railcar and airplane leases with maximum future exposures totaling $298 million, which have remaining terms of up to five years. For one of our railcar leases, we estimated a total residual value deficiency of $56 million based on third-party appraisals of the railcars’ expected fair value at the end of their lease term in May 2019. The total residual value deficiency is our estimate of the amount we will owe to the lessor at the end of the lease term and is recognized as expense over the remaining lease term. At March 31, 2018, the remaining unrecognized residual value deficiency was $30 million.

In addition, we have guarantees outstanding related to certain joint-venture debt obligations, which have remaining terms of up to seven years. The maximum potential amount of future payments to third parties under these guarantees was approximately $277 million.

See Note 10—Guarantees, in the Notes to Consolidated Financial Statements, for additional information on our guarantees.

Capital Requirements

Capital Expenditures and Investments
For information about our capital expenditures and investments, see the “Capital Spending” section below.

Debt Financing
Our total debt balance at March 31, 2018, and December 31, 2017, was $11,621 million and $10,110 million, respectively. Our total debt-to-capital ratio was 32 percent and 27 percent at March 31, 2018, and December 31, 2017, respectively.

Dividends
On February 7, 2018, our Board of Directors declared a quarterly cash dividend of $0.70 per common share. The dividend was paid March 1, 2018, to shareholders of record at the close of business on February 20, 2018.

Share Repurchases
Our Board of Directors, at various times, has authorized repurchases of our outstanding common stock under our share repurchase program, which aggregate to a total authorization of up to $12.0 billion. The share repurchases have been, and are expected to be, funded primarily through available cash. The shares will be repurchased from time to time in the open market at our discretion, subject to market conditions and other factors, and in accordance with applicable regulatory requirements. We are not obligated to acquire any particular amount of common stock and may commence, suspend or discontinue purchases at any time or from time to time without prior notice. During the three months ended March 31, 2018, we repurchased 2,324,845 shares at a cost of $233 million under our share repurchase program. Since the inception of our share repurchase program in 2012 through March 31, 2018, we have repurchased a total of 126,467,375 shares at a cost of $9,261 million. Shares of stock repurchased are held as treasury shares.

On February 13, 2018, we entered into a Stock Purchase and Sale Agreement (Purchase Agreement) with Berkshire Hathaway Inc. and National Indemnity Company, a wholly owned subsidiary of Berkshire Hathaway, to repurchase 35 million shares of Phillips 66 common stock for an aggregate purchase price of $3,280 million. Pursuant to the Purchase Agreement, the purchase price per share of $93.725 was based on the volume-weighted-average price of our common stock on the New York Stock Exchange on February 13, 2018. The transaction closed on February 14, 2018. We funded the repurchase with cash of $1,880 million and borrowings of $1,400 million under our commercial paper program. These borrowings were subsequently refinanced through a public offering of senior notes. This specific share repurchase transaction was separately authorized by our Board of Directors and therefore does not impact previously announced authorizations under our share repurchase program, which are discussed above.

Railcar and Airplane Lease Residual Value Guarantees
For one of our railcar leases, we estimated a total residual value deficiency of $56 million based on third-party appraisals of the railcars’ expected fair value at the end of their lease term. The total residual value deficiency is our estimate of the amount we will owe to the lessor at the end of the lease term in May 2019. Due to current market uncertainties, changes in the estimated fair values of railcars could occur, which could increase or decrease our currently estimated residual value deficiency.

At March 31, 2018, our maximum future exposure for residual value guarantees under railcar and airplane lease arrangements was approximately $298 million. For additional information, see Note 10—Guarantees, in the Notes to Consolidated Financial Statements.

Capital Spending

	Millions of Dollars
	Three Months Ended March 31
	2018	2017
Capital Expenditures and Investments
Midstream	$136	182
Chemicals	—	—
Refining	172	259
Marketing and Specialties	13	15
Corporate and Other	7	14
	$328	470

Selected Equity Affiliates*
DCP Midstream	$95	44
CPChem	161	256
WRB	40	42
	$296	342
* Our share of capital spending.

Midstream
During the first three months of 2018, capital spending in our Midstream segment included construction activities related to increasing storage capacity at our crude oil and petroleum products terminal located near Beaumont, Texas, development of additional Gulf Coast fractionation capacity, and spending associated with return, reliability and maintenance projects in our Transportation and NGL businesses. Phillips 66 Partners also advanced several major construction projects, including a new isomerization unit at the Lake Charles Refinery, expansion activities on its 33-percent-owned DCP Sand Hills joint-venture pipeline, and continued development of the eastern leg of its 40-percent-owned Bayou Bridge joint-venture pipeline.

In addition, Phillips 66 Partners recently announced it has received sufficient binding commitments to proceed with construction of the Gray Oak Pipeline system. The Gray Oak Pipeline will provide crude oil transportation from West Texas to destinations in the Corpus Christi and Sweeny/Freeport markets, including the Sweeny Refinery. A second binding open season is underway to determine the final scope and capacity of the pipeline system, which could be up to 700,000 barrels per day (BPD). Phillips 66 Partners will initially own a 75 percent interest in the pipeline system. Other third parties have an option to acquire up to 32.75 percent interest in the joint venture. If all options are exercised, Phillips 66 Partners would own 42.25 percent. The pipeline is expected to be placed in service by the end of 2019.

During the first three months of 2018, DCP Midstream had a self-funded capital program, and thus had no new capital infusions from us or our co-venturer. During this period, on a 100 percent basis, DCP Midstream’s capital expenditures and investments were approximately $189 million, which were primarily for expansion capital expenditures, including construction of the Mewbourn 3 and O’Connor 2 plants, and investments in the DCP Sand Hills and Gulf Coast Express joint-venture pipelines, as well as maintenance capital expenditures for existing assets.

Chemicals
During the first three months of 2018, CPChem had a self-funded capital program, and thus required no new capital infusions from us or our co-venturer. During this period, on a 100 percent basis, CPChem’s capital expenditures and investments were $322 million, which were primarily for its U.S. Gulf Coast Petrochemicals project. We expect CPChem to continue self-funding their capital program for the remainder of 2018.

Refining
Capital spending for the Refining segment during the first three months of 2018 was primarily for air emission reduction projects to meet new environmental standards, refinery upgrade projects to increase accessibility of advantaged crudes and improve product yields, improvements to the operating integrity of key processing units and safety-related projects.

Major construction activities included:

•	Installation of facilities to comply with U.S. Environmental Protection Agency (EPA) Tier 3 gasoline regulations at the Bayway and Ferndale refineries.

•	Installation of facilities to improve processing of advantaged crudes at the Lake Charles Refinery.

•	Installation of facilities to improve clean product yield at the Bayway Refinery, as well as the jointly owned Wood River Refinery.

Generally, our equity affiliates in the Refining segment are intended to have self-funding capital programs.

Marketing and Specialties
Capital spending for the M&S segment during the first three months of 2018 was primarily for reliability and maintenance projects, and developing our new international sites.

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

Environmental
Like other companies in our industry, we are subject to numerous international, federal, state and local environmental laws and regulations. For a discussion of the most significant of these international and federal environmental laws and regulations, see the “Environmental” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2017 Annual Report on Form 10-K.

We occasionally receive requests for information or notices of potential liability from the EPA and state environmental agencies alleging that we are a potentially responsible party under the Federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or an equivalent state statute. On occasion, we also have been made a party to cost recovery litigation by those agencies or by private parties. These requests, notices and lawsuits assert potential liability for remediation costs at various sites that typically are not owned by us, but allegedly contain wastes attributable to our past operations. As of December 31, 2017, we reported that we had been notified of potential liability under CERCLA and comparable state laws at 31 sites within the United States. During the first three months of 2018, there were no new sites for which we received notification of potential liability, and one site was deemed resolved and closed, leaving 30 unresolved sites with potential liability at March 31, 2018.

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

For examples of legislation and regulation or precursors for possible regulation that do or could affect our operations, see the “Climate Change” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2017 Annual Report on Form 10-K.

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

NEW ACCOUNTING STANDARDS

In February 2018, the FASB issued ASU No. 2018-02, "Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” This ASU allows for the deferred income tax effects stranded in accumulated other comprehensive income (AOCI) resulting from the Tax Act enacted in December 2017 to be reclassed from AOCI to retained earnings. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the impact of this ASU on our consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The new standard amends the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which may result in earlier recognition of losses. Public business entities should apply the guidance in ASU No. 2016-13 for annual periods beginning after December 15, 2019, including interim periods within those annual periods. Early adoption will be permitted for annual periods beginning after December 15, 2018. We are currently evaluating the provisions of ASU No. 2016-13 and assessing the impact on our consolidated financial statements.

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

•	Changes in tax, environmental and other laws and regulations (including alternative energy mandates) applicable to our business.

•	Limited access to capital or significantly higher cost of capital related to changes to our credit profile or illiquidity or uncertainty in the domestic or international financial markets.

•	The operation, financing and distribution decisions of our joint ventures.

•	Domestic and foreign supplies of crude oil and other feedstocks.

•	Domestic and foreign supplies of petrochemicals and refined products, such as gasoline, diesel, aviation fuel and home heating oil.

•	Governmental policies relating to exports of crude oil and natural gas.

•	Overcapacity or undercapacity in the midstream, chemicals and refining industries.

•	Fluctuations in consumer demand for refined products.

•	The factors generally described in Item 1A.—Risk Factors in our 2017 Annual Report on Form 10-K.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our commodity price risk and interest rate risk at March 31, 2018, did not differ materially from the risks disclosed under Item 7A of our 2017 Annual Report on Form 10-K.

Item 4.   CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. As of March 31, 2018, with the participation of management, our Chairman and Chief Executive Officer and our Executive Vice President, Finance and Chief Financial Officer carried out an evaluation, pursuant to Rule 13a-15(b) of the Act, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our Chairman and Chief Executive Officer and our Executive Vice President, Finance and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of March 31, 2018.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, in the quarterly period ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

The following is a description of reportable legal proceedings, including those involving governmental authorities under federal, state and local laws regulating the discharge of materials into the environment, for this reporting period. There was one new matter that arose during the first quarter of 2018, as well as material developments that occurred with respect to one matter reported in our 2017 Annual Report on Form 10-K. While it is not possible to accurately predict the final outcome of reported, pending proceedings, if any one or more of such proceedings were decided adversely to Phillips 66, we expect there would be no material effect on our consolidated financial position. Nevertheless, such proceedings are reported pursuant to Securities and Exchange Commission (SEC) regulations.

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

New Matter
In March 2018, Phillips 66 Partners received notification from the Illinois Attorney General’s office of a proposed penalty in the amount of $150,000 arising from the April 2015 release of approximately 800 barrels of diesel fuel from its pipeline that transports products from a terminal in Hartford, Illinois, to a dock on the Mississippi River.  Phillips 66 Partners is working with the Illinois Attorney General's office to resolve the matter.

Matters Previously Reported
In October 2016, after receiving a Notice of Intent to Sue from the Sierra Club, we entered into a voluntary settlement with the Illinois Environmental Protection Agency for alleged violations of wastewater requirements at the Wood River Refinery.  The settlement involves certain capital projects and payment of $125,000.  After the settlement was filed with the Court for final approval, the Sierra Club sought and was granted approval to intervene in the case.  The settlement and a first modification were entered by the Court, but the Sierra Club sought to reopen and challenge the settlement.  On February 9, 2018, the Court denied the Sierra Club’s motion to reopen the settlement.  The Sierra Club did not appeal the Court's denial and the matter is now resolved.

Item 1A.   RISK FACTORS

There have been no material changes from the risk factors disclosed in Item 1A of our 2017 Annual Report on Form 10-K.

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

				Millions of Dollars
Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs**	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2018	1,211,270	$103.71	1,211,270	$2,846
February 1-28, 2018	35,309,736	93.78	309,736	2,815
March 1-31, 2018	803,839	94.44	803,839	2,739
Total	37,324,845	$94.12	2,324,845
  * February 2018 shares repurchased include 35 million of shares purchased from Berkshire Hathaway, Inc. at an average price of $93.725 per share. This transaction was separately authorized by our Board of Directors. See Note 16—Treasury Stock, in the Notes to Consolidated Financial Statements, for further details. Also, includes repurchase of shares of common stock from company employees in connection with the company’s broad-based employee incentive plans, when applicable.

** As of March 31, 2018, our Board of Directors has authorized repurchases totaling up to $12.0 billion of our outstanding common stock. The authorizations do not have expiration dates. The share repurchases are expected to be funded primarily through available cash. The shares under these authorizations will be repurchased from time to time in the open market at the company’s discretion, subject to market conditions and other factors, and in accordance with applicable regulatory requirements. We are not obligated to acquire any particular amount of common stock and may commence, suspend or discontinue purchases at any time or from time to time without prior notice. Shares of stock repurchased are held as treasury shares.

Item 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.

As permitted by Item 601(b)(4)(iii)(A) of Regulation S-K, the company has not filed with this Quarterly Report on Form 10-Q certain instruments defining the rights of holders of long-term debt of the company and its subsidiaries because the total amount of securities authorized thereunder does not exceed 10 percent of the total assets of the company and its subsidiaries on a consolidated basis. The company agrees to furnish a copy of such agreements to the Commission upon request.

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

Date: April 27, 2018