Form 10-Q
period 2018-06-30
Phillips 66
filed 2018-07-27
CIK 1534701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2018

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	001-35349
Phillips 66
(Exact name of registrant as specified in its charter)

Delaware	45-3779385
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer [X] Accelerated filer [ ] Non-accelerated filer [ ]
Smaller reporting company [ ] Emerging growth company [ ]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [    ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [    ]    No  [X]
The registrant had 464,262,410 shares of common stock, $0.01 par value, outstanding as of June 30, 2018.

PHILLIPS 66

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Consolidated Statement of Income	Phillips 66

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
Revenues and Other Income
Sales and other operating revenues*	$28,980	24,087	52,575	46,981
Equity in earnings of affiliates	743	462	1,167	827
Net gain on dispositions	—	14	17	15
Other income	13	18	23	470
Total Revenues and Other Income	29,736	24,581	53,782	48,293

Costs and Expenses
Purchased crude oil and products	25,747	18,353	46,885	36,032
Operating expenses	1,143	1,137	2,389	2,407
Selling, general and administrative expenses	432	439	818	823
Depreciation and amortization	337	320	673	635
Impairments	6	15	6	17
Taxes other than income taxes*	109	3,356	219	6,512
Accretion on discounted liabilities	6	6	12	11
Interest and debt expense	135	107	258	212
Foreign currency transaction gains	(14)	—	(30)	(1)
Total Costs and Expenses	27,901	23,733	51,230	46,648
Income before income taxes	1,835	848	2,552	1,645
Income tax expense	431	267	563	501
Net Income	1,404	581	1,989	1,144
Less: net income attributable to noncontrolling interests	65	31	126	59
Net Income Attributable to Phillips 66	$1,339	550	1,863	1,085

Net Income Attributable to Phillips 66 Per Share of Common Stock (dollars)
Basic	$2.86	1.06	3.89	2.08
Diluted	2.84	1.06	3.87	2.07

Dividends Paid Per Share of Common Stock (dollars)	$0.80	0.70	1.50	1.33

Weighted-Average Common Shares Outstanding (thousands)
Basic	468,331	517,785	477,647	519,706
Diluted	471,638	520,160	480,995	522,329
* Includes excise taxes on sales of petroleum products for periods prior to the adoption of Accounting Standards Update No. 2014-09 on January 1, 2018:		$3,252		6,288
See Notes to Consolidated Financial Statements.

Consolidated Statement of Comprehensive Income	Phillips 66

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017

Net Income	$1,404	581	1,989	1,144
Other comprehensive income (loss)
Defined benefit plans
Amortization to net income of net actuarial loss, prior service credit and settlements	21	77	43	100
Plans sponsored by equity affiliates	3	3	9	6
Income taxes on defined benefit plans	(5)	(30)	(12)	(39)
Defined benefit plans, net of tax	19	50	40	67
Foreign currency translation adjustments	(201)	102	(110)	128
Income taxes on foreign currency translation adjustments	4	(7)	1	(9)
Foreign currency translation adjustments, net of tax	(197)	95	(109)	119
Cash flow hedges	2	(3)	8	—
Income taxes on hedging activities	—	1	(2)	—
Hedging activities, net of tax	2	(2)	6	—
Other Comprehensive Income (Loss), Net of Tax	(176)	143	(63)	186
Comprehensive Income	1,228	724	1,926	1,330
Less: comprehensive income attributable to noncontrolling interests	65	31	126	59
Comprehensive Income Attributable to Phillips 66	$1,163	693	1,800	1,271
See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet	Phillips 66

	Millions of Dollars
	June 30 2018	December 31 2017
Assets
Cash and cash equivalents	$1,884	3,119
Accounts and notes receivable (net of allowances of $22 million in 2018 and $29 million in 2017)	6,006	6,424
Accounts and notes receivable—related parties	1,167	1,082
Inventories	4,901	3,395
Prepaid expenses and other current assets	621	370
Total Current Assets	14,579	14,390
Investments and long-term receivables	14,177	13,941
Net properties, plants and equipment	21,465	21,460
Goodwill	3,270	3,270
Intangibles	866	876
Other assets	469	434
Total Assets	$54,826	54,371

Liabilities
Accounts payable	$8,437	7,242
Accounts payable—related parties	899	785
Short-term debt	341	41
Accrued income and other taxes	1,133	1,002
Employee benefit obligations	461	582
Other accruals	461	455
Total Current Liabilities	11,732	10,107
Long-term debt	11,023	10,069
Asset retirement obligations and accrued environmental costs	646	641
Deferred income taxes	5,191	5,008
Employee benefit obligations	885	884
Other liabilities and deferred credits	389	234
Total Liabilities	29,866	26,943

Equity
Common stock (2,500,000,000 shares authorized at $0.01 par value) Issued (2018—645,214,810 shares; 2017—643,835,464 shares)
Par value	6	6
Capital in excess of par	19,831	19,768
Treasury stock (at cost: 2018—180,952,400 shares; 2017—141,565,145 shares)	(14,121)	(10,378)
Retained earnings	17,500	16,306
Accumulated other comprehensive loss	(680)	(617)
Total Stockholders’ Equity	22,536	25,085
Noncontrolling interests	2,424	2,343
Total Equity	24,960	27,428
Total Liabilities and Equity	$54,826	54,371
See Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows	Phillips 66

	Millions of Dollars
	Six Months Ended June 30
	2018	2017
Cash Flows From Operating Activities
Net income	$1,989	1,144
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	673	635
Impairments	6	17
Accretion on discounted liabilities	12	11
Deferred income taxes	129	757
Undistributed equity earnings	(14)	(252)
Net gain on dispositions	(17)	(15)
Gain on consolidation of business	—	(423)
Other	197	98
Working capital adjustments
Decrease (increase) in accounts and notes receivable	304	724
Decrease (increase) in inventories	(1,537)	(1,047)
Decrease (increase) in prepaid expenses and other current assets	(257)	17
Increase (decrease) in accounts payable	1,311	(308)
Increase (decrease) in taxes and other accruals	56	(42)
Net Cash Provided by Operating Activities	2,852	1,316

Cash Flows From Investing Activities
Capital expenditures and investments	(866)	(928)
Proceeds from asset dispositions*	29	51
Collection of advances/loans—related parties	—	325
Restricted cash received from consolidation of business	—	318
Other	16	(61)
Net Cash Used in Investing Activities	(821)	(295)

Cash Flows From Financing Activities
Issuance of debt	1,509	2,603
Repayment of debt	(260)	(2,910)
Issuance of common stock	30	6
Repurchase of common stock	(3,743)	(666)
Dividends paid on common stock	(699)	(686)
Distributions to noncontrolling interests	(96)	(54)
Net proceeds from issuance of Phillips 66 Partners LP common units	67	171
Other	(58)	(54)
Net Cash Used in Financing Activities	(3,250)	(1,590)

Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(16)	19

Net Change in Cash, Cash Equivalents and Restricted Cash	(1,235)	(550)
Cash, cash equivalents and restricted cash at beginning of period	3,119	2,711
Cash, Cash Equivalents and Restricted Cash at End of Period	$1,884	2,161
* Includes return of investments in equity affiliates.
See Notes to Consolidated Financial Statements.

Consolidated Statement of Changes in Equity	Phillips 66

	Millions of Dollars
	Attributable to Phillips 66
	Common Stock
	Par Value	Capital in Excess of Par	Treasury Stock	Retained Earnings	Accum. Other Comprehensive Loss	Noncontrolling Interests	Total

December 31, 2016	$6	19,559	(8,788)	12,608	(995)	1,335	23,725
Net income	—	—	—	1,085	—	59	1,144
Other comprehensive income	—	—	—	—	186	—	186
Dividends paid on common stock	—	—	—	(686)	—	—	(686)
Repurchase of common stock	—	—	(666)	—	—	—	(666)
Benefit plan activity	—	20	—	(6)	—	—	14
Issuance of Phillips 66 Partners LP common units	—	45	—	—	—	98	143
Distributions to noncontrolling interests	—	—	—	—	—	(54)	(54)
June 30, 2017	$6	19,624	(9,454)	13,001	(809)	1,438	23,806

December 31, 2017	$6	19,768	(10,378)	16,306	(617)	2,343	27,428
Cumulative effect of accounting changes	—	—	—	36	—	13	49
Net income	—	—	—	1,863	—	126	1,989
Other comprehensive loss	—	—	—	—	(63)	—	(63)
Dividends paid on common stock	—	—	—	(699)	—	—	(699)
Repurchase of common stock	—	—	(3,743)	—	—	—	(3,743)
Benefit plan activity	—	41	—	(6)	—	—	35
Issuance of Phillips 66 Partners LP common units	—	22	—	—	—	38	60
Distributions to noncontrolling interests	—	—	—	—	—	(96)	(96)
June 30, 2018	$6	19,831	(14,121)	17,500	(680)	2,424	24,960

	Shares in Thousands
	Common Stock Issued	Treasury Stock
December 31, 2016	641,594	122,827
Repurchase of common stock	—	8,391
Shares issued—share-based compensation	1,135	—
June 30, 2017	642,729	131,218

December 31, 2017	643,835	141,565
Repurchase of common stock	—	39,387
Shares issued—share-based compensation	1,380	—
June 30, 2018	645,215	180,952
See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements	Phillips 66

Note 1—Interim Financial Information

The interim financial information presented in the financial statements included in this report is unaudited and includes all known accruals and adjustments necessary, in the opinion of management, for a fair presentation of the consolidated financial position of Phillips 66 and its results of operations and cash flows for the periods presented. Unless otherwise specified, all such adjustments are of a normal and recurring nature. Certain notes and other information have been condensed or omitted from the interim financial statements included in this report. Therefore, these interim financial statements should be read in conjunction with the consolidated financial statements and notes included in our 2017 Annual Report on Form 10-K. The results of operations for the three and six months ended June 30, 2018, are not necessarily indicative of the results to be expected for the full year. Certain prior period financial information has been recast to reflect the current year’s presentation.

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

Effective January 1, 2018, we adopted ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business,” which clarifies the definition of a business with the objective of adding guidance to assist in evaluating whether transactions should be accounted for as acquisitions of assets or businesses. The amendment provides a screen for determining when a transaction involves an acquisition of a business. If substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset, or a group of similar identifiable assets, then the screen is met and the transaction is not considered an acquisition of a business. If the screen is not met, the amendment requires that to be considered a business, the operation must include at a minimum an input and a substantive process that together significantly contribute to the ability to create an output. The guidance may reduce the number of future transactions accounted for as business acquisitions. At the time of adoption, there was no impact on our consolidated financial statements from adopting this ASU.

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

Effective January 1, 2018, we adopted ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” using the modified retrospective transition method applied to all contracts. Under the new revenue recognition guidance, recognition of revenue involves a multiple step approach including (i) identifying the contract, (ii) identifying the separate performance obligations, (iii) determining the transaction price, (iv) allocating the price to the performance obligations and (v) recognizing the revenue as the obligations are satisfied. Additional disclosures are required to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

We recorded noncash cumulative effect adjustments to our opening total equity balance as of January 1, 2018, to increase retained earnings by $35 million, net of $11 million of income taxes, and noncontrolling interests by $13 million. These adjustments primarily reflected amounts recorded by our equity-method investees related to contracts that contain tier-pricing and minimum volume commitments with recovery provisions. One of our Midstream segment equity-method investees will adopt this ASU in 2019, and we do not expect their adoption to have a material impact on our consolidated financial statements.

In addition, prospectively from January 1, 2018, our presentation of excise taxes on sales of petroleum products changed to a net basis from a gross basis. As a result, the “Sales and other operating revenues” and “Taxes other than income taxes” lines on our consolidated statement of income for the three and six months ended June 30, 2018, are not presented on a comparable basis to the three and six months ended June 30, 2017. See Note 3—Sales and Other Operating Revenues, for more information on our presentation of excise taxes on sales of petroleum products.

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

Effective for reporting periods ending after our adoption of ASU No. 2014-09 on January 1, 2018, excise taxes on sales of petroleum products charged to our customers are presented net of excise taxes on sales of petroleum products owed to governmental authorities in the “Taxes other than income taxes” line on our consolidated statement of income. For reporting periods ending prior to January 1, 2018, excise taxes on sales of petroleum products charged to our customers are presented in the “Sales and other operating revenues” line on our consolidated statement of income, and excise taxes on sales of petroleum products owed to governmental authorities are presented in the “Taxes other than income taxes” line on our consolidated statement of income. See Note 2—Changes in Accounting Principles, for more information regarding our adoption of this ASU.

Revenues associated with pipeline transportation services are recognized at a point in time when the volumes are delivered based on contractual rates. Revenues associated with terminaling and storage services are recognized over time as the services are performed based on throughput volume or capacity utilization at contractual rates.

Our products and services are billed and payments are received typically on a monthly basis, which may vary based upon the product or service offered.

Disaggregated Revenues
The following tables present our sales and other operating revenues disaggregated by product line and services and geographic location:

	Millions of Dollars
	Three Months Ended June 30	Six Months Ended June 30
	2018	2018
Product Line and Services
Refined products	$23,011	41,791
Crude oil resales	4,381	7,569
NGL	1,548	2,969
Services and other	40	246
Consolidated sales and other operating revenues by product line and services	$28,980	52,575

Geographic Location
United States	$22,902	41,413
United Kingdom	2,289	4,538
Germany	1,108	2,039
Other foreign countries	2,681	4,585
Consolidated sales and other operating revenues by geographic location	$28,980	52,575

Contract-Related Assets and Liabilities
At June 30, 2018, and January 1, 2018, receivables from contracts with customers were $5.9 billion and $6.2 billion, respectively. Significant non-customer balances, such as buy/sell receivables and excise tax receivables, were excluded from these amounts.

Our contract-related assets also include payments we make to our marketing customers related to incentive programs. An incentive payment is initially recognized as an asset and subsequently amortized as a reduction to revenue over the contract term, which generally ranges from 5 to 15 years. At June 30, 2018, and January 1, 2018, our asset balances related to such payments were $220 million and $208 million, respectively.

Our contract liabilities represent advances from our customers prior to product or service delivery. At June 30, 2018, and January 1, 2018, contract liabilities were not material.

Remaining Performance Obligations
Most of our contracts with customers are spot contracts or term contracts with only variable consideration. We do not disclose remaining performance obligations for these contracts as the expected duration is one year or less or because the variable consideration has been allocated entirely to an unsatisfied performance obligation. We also have certain contracts in our Midstream segment that include minimum volume commitments with fixed pricing, most of which expire by 2021. The remaining performance obligations related to these minimum volume commitment contracts were immaterial at June 30, 2018.

Note 4—Inventories

Inventories consisted of the following:

	Millions of Dollars
	June 30 2018	December 31 2017

Crude oil and petroleum products	$4,608	3,106
Materials and supplies	293	289
	$4,901	3,395

Inventories valued on the last-in, first-out (LIFO) basis totaled $4,494 million and $2,980 million at June 30, 2018, and December 31, 2017, respectively. The estimated excess of current replacement cost over LIFO cost of inventories amounted to approximately $6.0 billion and $4.3 billion at June 30, 2018, and December 31, 2017, respectively.

Note 5—Business Combinations

Merey Sweeny, L.P. (MSLP) is a limited partnership that owns a delayed coker and related facilities at the Sweeny Refinery. In February 2017, we began accounting for MSLP as a consolidated subsidiary because the exercise of a call right triggered by certain defaults by the co-venturer, Petróleos de Venezuela S.A. (PDVSA), with respect to supply of crude oil to the Sweeny Refinery ceased to be subject to legal challenge. The purchase price for PDVSA’s 50 percent ownership interest was determined by a contractual formula. Because the distributions PDVSA received from MSLP exceeded the amounts it contributed to MSLP, the contractual formula required no cash consideration for the acquisition.

Based on a third-party appraisal of the fair value of MSLP’s net assets, utilizing discounted cash flows and replacement costs, the acquisition of PDVSA’s 50 percent interest resulted in the recognition of a pre-tax gain of $423 million during the three months ended March 31, 2017.  This gain was included in the “Other income” line on our consolidated statement of income. The fair value of our original equity interest in MSLP immediately prior to the deemed acquisition was $145 million. As a result of the transaction, we recorded $318 million of restricted cash, $250 million of properties, plants and equipment (PP&E) and $238 million of debt, as well as a net $93 million for the elimination of our equity investment in MSLP and net intercompany payables. Our acquisition accounting was finalized in the first quarter of 2017.

The results of MSLP were included in our Refining segment until October 2017, when we contributed our 100 percent interest in MSLP to Phillips 66 Partners LP (Phillips 66 Partners), which is included in our Midstream segment.

Note 6—Investments, Loans and Long-Term Receivables

Equity Investments
Summarized 100 percent financial information for Chevron Phillips Chemical Company LLC (CPChem) was as follows:

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017

Revenues and other income	$3,188	2,370	5,936	4,909
Income before income taxes	667	603	1,267	1,124
Net income	650	590	1,235	1,093

Gray Oak Pipeline, LLC
Phillips 66 Partners has a 75 percent ownership interest in Gray Oak Pipeline, LLC (Gray Oak), an entity formed to develop and construct the Gray Oak Pipeline system which, upon completion, will provide crude oil transportation from the Permian Basin and Eagle Ford to destinations in the Corpus Christi and Sweeny/Freeport markets on the Texas Gulf Coast. The pipeline is expected to be placed in service by the end of 2019.

Gray Oak is considered a variable interest entity (VIE) because it does not have sufficient equity at risk to fully fund the construction of all assets required for principal operations. Phillips 66 Partners has determined it is not the primary beneficiary because it and its co-venturer jointly direct the activities of Gray Oak that most significantly impact economic performance. At June 30, 2018, Phillips 66 Partners’ maximum exposure to loss was $28 million, which represented the aggregate book value of its equity investment in Gray Oak.

Rockies Express Pipeline LLC
In July 2018, Rockies Express Pipeline LLC (REX) repaid $550 million of its debt, reducing its total debt to approximately $2.0 billion.  REX funded the repayment through member cash contributions.  Our 25 percent share was approximately $138 million, which we contributed to REX in July 2018.

Related Party Loans and Advances
During the three months ended March 31, 2017, we received payment of the $250 million outstanding sponsor loans to the Dakota Access, LLC and Energy Transfer Crude Oil Company, LLC joint ventures. We also received payment of the $75 million outstanding principal balance of the partner loan we made to WRB Refining LP (WRB) in 2016. These cash inflows, totaling $325 million, are included in the “Collection of advances/loans—related parties” line on our consolidated statement of cash flows.

Note 7—Properties, Plants and Equipment

Our gross investment in PP&E and the associated accumulated depreciation and amortization (Accum. D&A) balances were as follows:

	Millions of Dollars
	June 30, 2018			December 31, 2017
	Gross PP&E	Accum. D&A	Net PP&E	Gross PP&E	Accum. D&A	Net PP&E

Midstream	$9,158	2,004	7,154	8,849	1,853	6,996
Chemicals	—	—	—	—	—	—
Refining	22,406	9,356	13,050	22,144	8,987	13,157
Marketing and Specialties	1,639	920	719	1,658	909	749
Corporate and Other	1,125	583	542	1,091	533	558
	$34,328	12,863	21,465	33,742	12,282	21,460

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

	Three Months Ended June 30				Six Months Ended June 30
	2018		2017		2018		2017
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Amounts attributed to Phillips 66 Common Stockholders (millions):
Net income attributable to Phillips 66	$1,339	1,339	550	550	1,863	1,863	1,085	1,085
Income allocated to participating securities	(1)	—	(2)	(1)	(3)	—	(3)	(2)
Net income available to common stockholders	$1,338	1,339	548	549	1,860	1,863	1,082	1,083

Weighted-average common shares outstanding (thousands):	465,052	468,331	514,092	517,785	474,267	477,647	515,838	519,706
Effect of share-based compensation	3,279	3,307	3,693	2,375	3,380	3,348	3,868	2,623
Weighted-average common shares outstanding—EPS	468,331	471,638	517,785	520,160	477,647	480,995	519,706	522,329

Earnings Per Share of Common Stock (dollars)	$2.86	2.84	1.06	1.06	3.89	3.87	2.08	2.07

Note 9—Debt

Debt Issuances
In March 2018, Phillips 66 closed on a public offering of $1,500 million aggregate principal amount of unsecured notes consisting of:

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

These notes are guaranteed by Phillips 66 Company, a wholly owned subsidiary. Phillips 66 used the net proceeds from the issuance of these notes and cash on hand to repay commercial paper borrowings during the three months ended March 31, 2018, and for general corporate purposes. The commercial paper borrowings during the three months ended March 31, 2018, were primarily used to repurchase shares of our common stock; see Note 16—Treasury Stock for additional information.

Debt Repayments
In June 2018, Phillips 66 repaid $250 million of the $450 million outstanding under its three-year term loan facility due 2020.

Debt Reclassifications
During the three months ended June 30, 2018, Phillips 66’s $300 million of floating-rate notes due 2019 were reclassified from long-term to short-term debt.

Note 10—Guarantees

At June 30, 2018, we were liable for certain contingent obligations under various contractual arrangements as described below. We recognize a liability for the fair value of our obligation as a guarantor for newly issued or modified guarantees. Unless the carrying amount of the liability is noted below, we have not recognized a liability either because the guarantees were issued prior to December 31, 2002, or because the fair value of the obligation is immaterial. In addition, unless otherwise stated, we are not currently performing with any significance under the guarantee and expect future performance to be either immaterial or have only a remote chance of occurrence.

Guarantees of Joint Venture Debt
In December 2016, as part of the restructuring within DCP Midstream, LLC (DCP Midstream), we issued a guarantee, effective January 1, 2017, to support the debt DCP Midstream issued during the three months ended March 31, 2017. At June 30, 2018, the maximum potential amount of future payments to third parties under the guarantee is estimated to be $125 million.  Payment would be required if DCP Midstream defaults on this debt obligation, which matures in December 2019.

At June 30, 2018, we had other guarantees outstanding for our portion of certain joint venture debt obligations, which have remaining terms of up to seven years. The maximum potential amount of future payments to third parties under these guarantees was approximately $131 million. Payment would be required if a joint venture defaults on its debt obligations.

Other Guarantees
Under the operating lease agreement on our headquarters facility in Houston, Texas, we have a residual value guarantee with a maximum future exposure of $554 million. The operating lease term ends in June 2021 and provides us the option, at the end of the lease term, to request to renew the lease, purchase the facility or assist the lessor in marketing it for resale.

We also have residual value guarantees associated with railcar and airplane leases with maximum future exposures totaling $291 million, which have remaining terms of up to five years. For one of our railcar leases, we estimated a total residual value deficiency of $56 million based on a third-party appraisal of the railcars’ expected fair value at the end of their lease term in May 2019. The total residual value deficiency is our estimate of the amount we will owe to the lessor at the end of the lease term and is recognized as expense over the remaining lease term. During the six months ended June 30, 2018, we recognized $12 million of expense related to the residual value deficiency.  At June 30, 2018, the remaining unrecognized residual value deficiency was $24 million.

Indemnifications
Over the years, we have entered into various agreements to sell ownership interests in certain corporations, joint ventures and assets that gave rise to indemnification. Agreements associated with these sales include indemnifications for taxes, litigation, environmental liabilities, permits and licenses and employee claims, as well as real estate indemnity against tenant defaults. The provisions of these indemnifications vary greatly. The majority of these indemnifications are related to environmental issues, which generally have indefinite terms and potentially unlimited exposure. At June 30, 2018, the carrying amount recorded for indemnifications was $187 million.

We amortize the indemnification liability over the relevant time period, if one exists, based on the facts and circumstances surrounding each type of indemnity. In cases where the indemnification term is indefinite, we will reverse the liability when we have information to support that the liability was essentially relieved or amortize the liability over an appropriate time period as the fair value of our indemnification exposure declines. Although it is reasonably possible future payments may exceed amounts recorded, due to the nature of the indemnifications, it is not possible to make a reasonable estimate of the maximum potential amount of future payments. At June 30, 2018, environmental accruals for known contaminations of $111 million were included in the recorded carrying amount for indemnifications. These accruals were primarily included in the “Asset retirement obligations and accrued environmental costs” line on our consolidated balance sheet. For additional information about environmental liabilities, see Note 11—Contingencies and Commitments.

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

We are currently participating in environmental assessments and cleanups at numerous federal Superfund and comparable state sites. After an assessment of environmental exposures for cleanup and other costs, we make accruals on an undiscounted basis (except those pertaining to sites acquired in a business combination, which we record on a discounted basis) for planned investigation and remediation activities for sites where it is probable future costs will be incurred and these costs can be reasonably estimated. At June 30, 2018, our total environmental accrual was $465 million, compared with $458 million at December 31, 2017. We expect to incur a substantial amount of these expenditures within the next 30 years. We have not reduced these accruals for possible insurance recoveries. In the future, we may be involved in additional environmental assessments, cleanups and proceedings.

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

At June 30, 2018, we had performance obligations secured by letters of credit and bank guarantees of $729 million related to various purchase and other commitments incident to the ordinary conduct of business.

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

	Millions of Dollars
	June 30, 2018				December 31, 2017
	Commodity Derivatives		Effect of Collateral Netting	Net Carrying Value Presented on the Balance Sheet	Commodity Derivatives		Effect of Collateral Netting	Net Carrying Value Presented on the Balance Sheet
	Assets	Liabilities			Assets	Liabilities

Assets
Prepaid expenses and other current assets	$544	(485)	(28)	31	43	(19)	—	24
Other assets	4	(2)	—	2	7	(3)	—	4
Liabilities
Other accruals	720	(870)	112	(38)	699	(746)	21	(26)
Other liabilities and deferred credits	11	(12)	—	(1)	—	(1)	—	(1)
Total	$1,279	(1,369)	84	(6)	749	(769)	21	1

At June 30, 2018, and December 31, 2017, there was no material cash collateral received or paid that was not offset on our consolidated balance sheet.

The realized and unrealized gains (losses) incurred from commodity derivatives, and the line items where they appear on our consolidated statement of income, were:

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017

Sales and other operating revenues	$(137)	87	(129)	155
Other income	(15)	4	(20)	13
Purchased crude oil and products	(141)	82	(173)	127
Net gain (loss) from commodity derivative activity	$(293)	173	(322)	295

The following table summarizes our material net exposures resulting from outstanding commodity derivative contracts. These financial and physical derivative contracts are primarily used to manage price exposure on our underlying operations. The underlying exposures may be from non-derivative positions such as inventory volumes. Financial derivative contracts may also offset physical derivative contracts, such as forward sales contracts. The percentage of our derivative contract volumes expiring within the next 12 months was at least 98 percent at June 30, 2018, and December 31, 2017.

	Open Position Long / (Short)
	June 30 2018	December 31 2017
Commodity
Crude oil, refined products and NGL (millions of barrels)	(32)	(11)

Interest Rate Derivative Contracts—In 2016, we entered into interest rate swaps to hedge the variability of lease payments on our new headquarters. These monthly lease payments vary based on monthly changes in the one-month LIBOR and changes, if any, in our credit rating over the five-year term of the lease. The pay-fixed, receive-floating interest rate swaps have an aggregate notional value of $650 million and end in April 2021. We have designated these swaps as cash-flow hedges.

The aggregate net fair value of these swaps, which is included in the “Prepaid expenses and other current assets” and “Other assets” lines on our consolidated balance sheet, totaled $22 million and $14 million at June 30, 2018, and December 31, 2017, respectively.

We report the mark-to-market gains or losses on our interest rate swaps designated as highly effective cash-flow hedges as a component of other comprehensive income (loss), and reclassify such gains and losses into earnings in the same period during which the hedged transaction affects earnings. Net realized gains and losses from settlements of the swaps were immaterial for the three and six months ended June 30, 2018 and 2017.

We currently estimate that pre-tax gains of $6 million will be reclassified from accumulated other comprehensive loss into general and administrative expenses during the next twelve months as the hedged transactions settle; however, the actual amounts that will be reclassified will vary based on changes in interest rates.

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

The aggregate fair values of all derivative instruments with such credit-risk-related contingent features that were in a liability position were immaterial at June 30, 2018, and December 31, 2017.

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

We classify the fair value of an asset or liability based on the significance of its observable or unobservable inputs to the measurement. However, the fair value of an asset or liability initially reported as Level 3 will be subsequently reported as Level 2 if the unobservable inputs become inconsequential to its measurement or corroborating market data becomes available. Conversely, an asset or liability initially reported as Level 2 will be subsequently reported as Level 3 if corroborating market data becomes unavailable. For the six months ended June 30, 2018, derivative assets with an aggregate value of $81 million and derivative liabilities with an aggregate value of $83 million were transferred to Level 1 from Level 2, as measured from the beginning of the reporting period. The measurements were reclassified within the fair value hierarchy due to the availability of unadjusted quoted prices from an active market.

We used the following methods and assumptions to estimate the fair value of financial instruments:

•	Cash and cash equivalents—The carrying amount reported on our consolidated balance sheet approximates fair value.

•	Accounts and notes receivable—The carrying amount reported on our consolidated balance sheet approximates fair value.

•
Derivative instruments—We fair value our exchange-traded contracts based on quoted market prices obtained from the New York Mercantile Exchange, the Intercontinental Exchange or other exchanges, and classify them as Level 1 in the fair value hierarchy. When exchange-cleared contracts lack sufficient liquidity, or are valued using either adjusted exchange-provided prices or non-exchange quotes, we classify those contracts as Level 2.

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
We determine the fair value of our interest rate swaps based on observed market valuations for interest rate swaps that have notional values, terms and pay and reset frequencies similar to ours.

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

We have master netting agreements for all of our exchange-cleared derivative instruments, the majority of our OTC derivative instruments and certain physical commodity forward contracts (primarily pipeline crude oil deliveries). The following tables show the impact of these agreements in the column “Effect of Counterparty Netting.”

The carrying values and fair values by hierarchy of our material financial instruments and commodity forward contracts, either carried or disclosed at fair value, including any effects of netting derivative assets with liabilities and netting collateral due to right of setoff or master netting agreements, were:

	Millions of Dollars
	June 30, 2018
	Fair Value Hierarchy			Total Fair Value of Gross Assets & Liabilities	Effect of Counterparty Netting	Effect of Collateral Netting	Difference in Carrying Value and Fair Value	Net Carrying Value Presented on the Balance Sheet
	Level 1	Level 2	Level 3
Commodity Derivative Assets
Exchange-cleared instruments	$425	836	—	1,261	(1,218)	(28)	—	15
OTC instruments	—	1	—	1	—	—	—	1
Physical forward contracts	—	16	1	17	—	—	—	17
Interest rate derivatives	—	22	—	22	—	—	—	22
Rabbi trust assets	118	—	—	118	N/A	N/A	—	118
	$543	875	1	1,419	(1,218)	(28)	—	173

Commodity Derivative Liabilities
Exchange-cleared instruments	$433	909	—	1,342	(1,218)	(112)	—	12
Physical forward contracts	—	26	1	27	—	—	—	27
Floating-rate debt	—	1,400	—	1,400	N/A	N/A	—	1,400
Fixed-rate debt, excluding capital leases	—	10,046	—	10,046	N/A	N/A	(276)	9,770
	$433	12,381	1	12,815	(1,218)	(112)	(276)	11,209

	Millions of Dollars
	December 31, 2017
	Fair Value Hierarchy			Total Fair Value of Gross Assets & Liabilities	Effect of Counterparty Netting	Effect of Collateral Netting	Difference in Carrying Value and Fair Value	Net Carrying Value Presented on the Balance Sheet
	Level 1	Level 2	Level 3
Commodity Derivative Assets
Exchange-cleared instruments	$333	395	—	728	(721)	—	—	7
Physical forward contracts	—	20	1	21	—	—	—	21
Interest rate derivatives	—	14	—	14	—	—	—	14
Rabbi trust assets	112	—	—	112	N/A	N/A	—	112
	$445	429	1	875	(721)	—	—	154

Commodity Derivative Liabilities
Exchange-cleared instruments	$369	373	—	742	(721)	(21)	—	—
Physical forward contracts	—	23	4	27	—	—	—	27
Floating-rate debt	—	1,150	—	1,150	N/A	N/A	—	1,150
Fixed-rate debt, excluding capital leases	—	9,746	—	9,746	N/A	N/A	(978)	8,768
	$369	11,292	4	11,665	(721)	(21)	(978)	9,945

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

Nonrecurring Fair Value Measurements
See Note 5—Business Combinations for information on the remeasurement of our investment in MSLP to fair value. During the six months ended June 30, 2018 and 2017, there were no other material nonrecurring fair value remeasurements of assets subsequent to their initial recognition.

Note 14—Pension and Postretirement Plans

The components of net periodic benefit cost for the three and six months ended June 30, 2018 and 2017, were as follows:

	Millions of Dollars
	Pension Benefits				Other Benefits
	2018		2017		2018	2017
	U.S.	Int’l.	U.S.	Int’l.
Components of Net Periodic Benefit Cost
Three Months Ended June 30
Service cost	$34	10	33	9	2	2
Interest cost	26	8	27	7	2	2
Expected return on plan assets	(43)	(12)	(36)	(9)	—	—
Amortization of prior service credit	—	(1)	—	(1)	(1)	(1)
Recognized net actuarial loss	15	5	18	6	—	—
Settlements	3	—	54	—	—	—
Net periodic benefit cost*	$35	10	96	12	3	3

Six Months Ended June 30
Service cost	$68	17	66	17	3	3
Interest cost	52	15	54	13	4	4
Expected return on plan assets	(85)	(24)	(73)	(19)	—	—
Amortization of prior service cost (credit)	—	(1)	1	(1)	(1)	(1)
Recognized net actuarial loss	30	10	35	12	—	—
Settlements	5	—	55	—	—	—
Net periodic benefit cost*	$70	17	138	22	6	6
* Included in the “Operating expenses” and “Selling, general and administrative expenses” lines on our consolidated statement of income.

During the six months ended June 30, 2018, we contributed $17 million to our U.S. employee benefit plans and $18 million to our international employee benefit plans. We currently expect to make additional contributions of approximately $140 million to our U.S. employee benefit plans and $20 million to our international employee benefit plans during the remainder of 2018.

Note 15—Accumulated Other Comprehensive Loss

Changes in the balances of each component of accumulated other comprehensive loss were as follows:

	Millions of Dollars
	Defined Benefit Plans	Foreign Currency Translation	Hedging	Accumulated Other Comprehensive Loss

December 31, 2016	$(713)	(285)	3	(995)
Other comprehensive income before reclassifications	3	119	—	122
Amounts reclassified from accumulated other comprehensive loss*
Amortization of defined benefit plan items**
Net actuarial loss, prior service credit and settlements	64	—	—	64
Net current period other comprehensive income	67	119	—	186
June 30, 2017	$(646)	(166)	3	(809)

December 31, 2017	$(598)	(26)	7	(617)
Other comprehensive income before reclassifications	7	(99)	6	(86)
Amounts reclassified from accumulated other comprehensive loss*
Foreign currency translation	—	(10)	—	(10)
Amortization of defined benefit plan items**
Net actuarial loss, prior service credit and settlements	33	—	—	33
Net current period other comprehensive income	40	(109)	6	(63)
June 30, 2018	$(558)	(135)	13	(680)
* There were no significant reclassifications related to hedging in either period presented or foreign currency translation in the prior year period.
** Included in the computation of net periodic benefit cost. See Note 14—Pension and Postretirement Plans, for additional information.

Note 16—Treasury Stock

In February 2018, we entered into a Stock Purchase and Sale Agreement (Purchase Agreement) with Berkshire Hathaway Inc. and National Indemnity Company, a wholly owned subsidiary of Berkshire Hathaway, to repurchase 35 million shares of Phillips 66 common stock for an aggregate purchase price of $3,280 million. Pursuant to the Purchase Agreement, the purchase price per share of $93.725 was based on the volume-weighted-average price of our common stock on the New York Stock Exchange on February 13, 2018. The transaction closed in February 2018. We funded the repurchase with cash of $1,880 million and borrowings of $1,400 million under our commercial paper program. These borrowings were subsequently refinanced through a public offering of senior notes in March 2018. This specific share repurchase transaction was separately authorized by our Board of Directors and therefore does not impact previously announced authorizations to repurchase shares of Phillips 66 common stock under our share repurchase program, which total up to $12.0 billion. See Note 9—Debt, for additional information regarding our borrowing activity during the six months ended June 30, 2018.

Note 17—Restricted Cash

At June 30, 2018, and December 31, 2017, the company did not have any restricted cash. The restrictions on the cash acquired in February 2017, as a result of the consolidation of MSLP, were fully removed in May 2017 when MSLP’s outstanding debt that contained lender restrictions on the use of cash was paid in full. See Note 5—Business Combinations, for additional information regarding MSLP.

Note 18—Related Party Transactions

Significant transactions with related parties were:

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017

Operating revenues and other income (a)	$944	569	1,762	1,140
Purchases (b)	3,313	2,231	5,867	4,375
Operating expenses and selling, general and administrative expenses (c)	16	13	32	39

(a)
We sold NGL and other petrochemical feedstocks, along with solvents, to CPChem, gas oil and hydrogen feedstocks to Excel Paralubes (Excel), and refined products to OnCue Holdings, LLC. We also sold certain feedstocks and intermediate products to WRB and acted as agent for WRB in supplying crude oil and other feedstocks for a fee. In addition, we charged several of our affiliates, including CPChem, for the use of common facilities, such as steam generators, waste and water treaters and warehouse facilities.

(b)
We purchased crude oil and refined products from WRB and also acted as agent for WRB in distributing solvents. We also purchased natural gas and NGL from DCP Midstream and CPChem, as well as other feedstocks from various affiliates, for use in our refinery and fractionation processes. In addition, we purchased base oils and fuel products from Excel for use in our refining and specialty businesses. We paid NGL fractionation fees to CPChem. We also paid fees to various pipeline equity companies for transporting crude oil, refined products and NGL.

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

Analysis of Results by Operating Segment

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
Sales and Other Operating Revenues
Midstream
Total sales	$1,996	1,375	3,947	3,034
Intersegment eliminations	(498)	(389)	(1,031)	(827)
Total Midstream	1,498	986	2,916	2,207
Chemicals	2	1	3	2
Refining
Total sales	22,126	15,223	39,758	29,515
Intersegment eliminations	(13,605)	(9,510)	(24,220)	(18,180)
Total Refining	8,521	5,713	15,538	11,335
Marketing and Specialties
Total sales	19,522	17,650	35,139	34,016
Intersegment eliminations	(571)	(270)	(1,035)	(594)
Total Marketing and Specialties	18,951	17,380	34,104	33,422
Corporate and Other	8	7	14	15
Consolidated sales and other operating revenues	$28,980	24,087	52,575	46,981

Net Income (Loss)
Midstream	$202	96	435	208
Chemicals	262	196	494	377
Refining	910	224	1,001	483
Marketing and Specialties	237	214	421	355
Corporate and Other	(207)	(149)	(362)	(279)
Consolidated net income	$1,404	581	1,989	1,144

	Millions of Dollars
	June 30 2018	December 31 2017
Total Assets
Midstream	$13,624	13,231
Chemicals	6,440	6,226
Refining	24,862	23,820
Marketing and Specialties	7,136	7,103
Corporate and Other	2,764	3,991
Consolidated total assets	$54,826	54,371

Note 20—Income Taxes

Our effective income tax rates for the three and six months ended June 30, 2018, were 23 percent and 22 percent, respectively, compared with 31 percent and 30 percent for the corresponding periods of 2017. The decrease was primarily attributable to the enactment of the U.S. Tax Cuts and Jobs Act (the Tax Act) in December 2017, which reduced the U.S. federal corporate income tax rate from 35 percent to 21 percent beginning January 1, 2018. The effective income tax rate varies from the federal statutory income tax rate of 21 percent primarily due to state income tax expense and adjustments to the provisional income tax benefit related to the Tax Act, partially offset by the impact of our foreign operations and income attributable to noncontrolling interests.

During the three and six months ended June 30, 2018, adjustments to the provisional income tax benefit recorded in December 2017 from the enactment of the Tax Act totaled $19 million and $29 million, respectively. The adjustments to date were primarily due to the issuance of additional guidance related to the calculation of the one-time deemed repatriation tax on foreign-sourced earnings that were previously tax deferred. We have not yet completed our accounting for the income tax effects of the Tax Act, but have made reasonable estimates of those effects on our existing deferred income tax balances and the one-time deemed repatriation tax. The final financial statement impact of the Tax Act may differ from our previously recorded estimates, possibly materially, due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, and changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates the company has utilized to calculate the provisional impacts. The Securities and Exchange Commission (SEC) has issued rules that allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related income tax impacts.

Note 21—Phillips 66 Partners LP

In 2013, we formed Phillips 66 Partners, a publicly traded master limited partnership, to own, operate, develop and acquire primarily fee-based crude oil, refined petroleum products and NGL pipelines, terminals and other midstream assets. Headquartered in Houston, Texas, Phillips 66 Partners’ operations currently consist of crude oil, refined petroleum products and NGL transportation, processing, terminaling and storage assets.

We consolidate Phillips 66 Partners because we determined it is a VIE of which we are the primary beneficiary. As general partner of Phillips 66 Partners, we have the ability to control its financial interests, as well as the ability to direct the activities that most significantly impact its economic performance. As a result of this consolidation, the public common and perpetual convertible preferred unitholders’ ownership interests in Phillips 66 Partners are reflected as noncontrolling interests in our financial statements. At June 30, 2018, we owned a 55 percent limited partner interest and a 2 percent general partner interest in Phillips 66 Partners, while the public owned a 43 percent limited partner interest and 13.8 million perpetual convertible preferred units.

The most significant assets of Phillips 66 Partners that are available to settle only its obligations, along with its most significant liabilities for which its creditors do not have recourse to Phillips 66’s general credit, were:

	Millions of Dollars
	June 30 2018	December 31 2017

Cash and cash equivalents	$151	185
Equity investments*	2,104	1,932
Net properties, plants and equipment	2,948	2,918
Long-term debt	2,921	2,920
* Included in “Investments and long-term receivables” line on the Phillips 66 consolidated balance sheet.

2018 Financing Activities
Phillips 66 Partners’ initial $250 million continuous offering of common units, or at-the-market (ATM) program, was completed during the three months ended June 30, 2018.  At that time, Phillips 66 Partners commenced issuing common units under its second $250 million ATM program. For the three and six months ended June 30, 2018, on a settlement-date basis, Phillips 66 Partners had issued an aggregate of 1,152,119 and 1,340,934 common units, respectively, under the ATM programs, which generated net proceeds of $58 million and $67 million, respectively. Since inception through June 30, 2018, Phillips 66 Partners had issued an aggregate of 5,059,802 common units under the ATM programs, which generated net proceeds of $259 million.

Note 22—New Accounting Standards

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” This ASU allows for the deferred income tax effects stranded in accumulated other comprehensive income (AOCI) resulting from the Tax Act enacted in December 2017 to be reclassed from AOCI to retained earnings. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the impact of this ASU on our consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months.  Leases will continue to be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  Similarly, lessors will be required to classify leases as sales-type, finance or operating, with classification affecting the pattern of income recognition.  Classification for both lessees and lessors will be based on an assessment of whether risks and rewards, as well as substantive control have been transferred through a lease contract.  Public business entities should apply the guidance in ASU No. 2016-02 for annual periods beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted. Entities are required to adopt the ASU using a modified retrospective approach, subject to certain optional practical expedients, and apply the provisions of ASU No. 2016-02 to leasing arrangements existing at or entered into after the earliest comparative period presented in the financial statements. We are currently evaluating the provisions of ASU No. 2016-02 and assessing its impact on our financial statements. As part of our assessment to-date, we have formed an implementation team, selected a software package, and completed software design and configuration within a test environment. Furthermore, we have loaded a majority of our lease population into the software and commenced both software and lease data testing. We expect the adoption of ASU 2016-02 will materially gross up our consolidated balance sheet with the recognition of the ROU assets and operating lease liabilities.  The impact to our consolidated statements of income and cash flows is not expected to be material.  The new standard will also require additional disclosures for financing and operating leases.

Note 23—Condensed Consolidating Financial Information

Phillips 66 has senior notes outstanding, the payment obligations of which are fully and unconditionally guaranteed by Phillips 66 Company, a 100-percent-owned subsidiary. The following condensed consolidating financial information presents the results of operations, financial position and cash flows for:

•	Phillips 66 and Phillips 66 Company (in each case, reflecting investments in subsidiaries utilizing the equity method of accounting).

•	All other nonguarantor subsidiaries.

•	The consolidating adjustments necessary to present Phillips 66’s results on a consolidated basis.

This condensed consolidating financial information should be read in conjunction with the accompanying consolidated financial statements and notes.

	Millions of Dollars
	Three Months Ended June 30, 2018
Statement of Income	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Revenues and Other Income
Sales and other operating revenues	$—	22,561	6,419	—	28,980
Equity in earnings of affiliates	1,427	864	185	(1,733)	743
Other income	—	3	10	—	13
Intercompany revenues	—	786	4,136	(4,922)	—
Total Revenues and Other Income	1,427	24,214	10,750	(6,655)	29,736

Costs and Expenses
Purchased crude oil and products	—	20,855	9,717	(4,825)	25,747
Operating expenses	—	847	312	(16)	1,143
Selling, general and administrative expenses	1	339	94	(2)	432
Depreciation and amortization	—	229	108	—	337
Impairments	—	1	5	—	6
Taxes other than income taxes	—	82	27	—	109
Accretion on discounted liabilities	—	4	2	—	6
Interest and debt expense	111	42	61	(79)	135
Foreign currency transaction gains	—	—	(14)	—	(14)
Total Costs and Expenses	112	22,399	10,312	(4,922)	27,901
Income before income taxes	1,315	1,815	438	(1,733)	1,835
Income tax expense (benefit)	(24)	388	67	—	431
Net Income	1,339	1,427	371	(1,733)	1,404
Less: net income attributable to noncontrolling interests	—	—	65	—	65
Net Income Attributable to Phillips 66	$1,339	1,427	306	(1,733)	1,339

Comprehensive Income	$1,163	1,251	188	(1,374)	1,228

	Millions of Dollars
	Three Months Ended June 30, 2017
Statement of Income	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Revenues and Other Income
Sales and other operating revenues	$—	17,653	6,434	—	24,087
Equity in earnings of affiliates	608	585	121	(852)	462
Net gain on dispositions	—	(1)	15	—	14
Other income	—	9	9	—	18
Intercompany revenues	—	222	2,942	(3,164)	—
Total Revenues and Other Income	608	18,468	9,521	(4,016)	24,581

Costs and Expenses
Purchased crude oil and products	—	14,757	6,685	(3,089)	18,353
Operating expenses	—	891	266	(20)	1,137
Selling, general and administrative expenses	1	335	106	(3)	439
Depreciation and amortization	—	218	102	—	320
Impairments	—	15	—	—	15
Taxes other than income taxes	—	1,451	1,905	—	3,356
Accretion on discounted liabilities	—	5	1	—	6
Interest and debt expense	87	14	58	(52)	107
Total Costs and Expenses	88	17,686	9,123	(3,164)	23,733
Income before income taxes	520	782	398	(852)	848
Income tax expense (benefit)	(30)	174	123	—	267
Net Income	550	608	275	(852)	581
Less: net income attributable to noncontrolling interests	—	—	31	—	31
Net Income Attributable to Phillips 66	$550	608	244	(852)	550

Comprehensive Income	$693	751	372	(1,092)	724

	Millions of Dollars
	Six Months Ended June 30, 2018
Statement of Income	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Revenues and Other Income
Sales and other operating revenues	$—	40,837	11,738	—	52,575
Equity in earnings of affiliates	2,027	1,478	380	(2,718)	1,167
Net gain on dispositions	—	7	10	—	17
Other income	—	2	21	—	23
Intercompany revenues	—	1,365	7,015	(8,380)	—
Total Revenues and Other Income	2,027	43,689	19,164	(11,098)	53,782

Costs and Expenses
Purchased crude oil and products	—	38,068	17,018	(8,201)	46,885
Operating expenses	—	1,825	595	(31)	2,389
Selling, general and administrative expenses	4	628	191	(5)	818
Depreciation and amortization	—	459	214	—	673
Impairments	—	1	5	—	6
Taxes other than income taxes	—	164	55	—	219
Accretion on discounted liabilities	—	9	3	—	12
Interest and debt expense	204	72	125	(143)	258
Foreign currency transaction gains	—	—	(30)	—	(30)
Total Costs and Expenses	208	41,226	18,176	(8,380)	51,230
Income before income taxes	1,819	2,463	988	(2,718)	2,552
Income tax expense (benefit)	(44)	436	171	—	563
Net Income	1,863	2,027	817	(2,718)	1,989
Less: net income attributable to noncontrolling interests	—	—	126	—	126
Net Income Attributable to Phillips 66	$1,863	2,027	691	(2,718)	1,863

Comprehensive Income	$1,800	1,964	722	(2,560)	1,926

	Millions of Dollars
	Six Months Ended June 30, 2017
Statement of Income	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Revenues and Other Income
Sales and other operating revenues	$—	33,903	13,078	—	46,981
Equity in earnings of affiliates	1,203	1,069	236	(1,681)	827
Net gain on dispositions	—	—	15	—	15
Other income	—	435	35	—	470
Intercompany revenues	—	650	5,849	(6,499)	—
Total Revenues and Other Income	1,203	36,057	19,213	(8,180)	48,293

Costs and Expenses
Purchased crude oil and products	—	28,641	13,745	(6,354)	36,032
Operating expenses	—	1,922	521	(36)	2,407
Selling, general and administrative expenses	4	624	200	(5)	823
Depreciation and amortization	—	432	203	—	635
Impairments	—	17	—	—	17
Taxes other than income taxes	—	2,823	3,689	—	6,512
Accretion on discounted liabilities	—	9	2	—	11
Interest and debt expense	177	26	113	(104)	212
Foreign currency transaction gains	—	—	(1)	—	(1)
Total Costs and Expenses	181	34,494	18,472	(6,499)	46,648
Income before income taxes	1,022	1,563	741	(1,681)	1,645
Income tax expense (benefit)	(63)	360	204	—	501
Net Income	1,085	1,203	537	(1,681)	1,144
Less: net income attributable to noncontrolling interests	—	—	59	—	59
Net Income Attributable to Phillips 66	$1,085	1,203	478	(1,681)	1,085

Comprehensive Income	$1,271	1,389	662	(1,992)	1,330

	Millions of Dollars
	June 30, 2018
Balance Sheet	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Assets
Cash and cash equivalents	$—	793	1,091	—	1,884
Accounts and notes receivable	11	5,260	4,452	(2,550)	7,173
Inventories	—	3,150	1,751	—	4,901
Prepaid expenses and other current assets	1	435	185	—	621
Total Current Assets	12	9,638	7,479	(2,550)	14,579
Investments and long-term receivables	31,037	22,537	9,709	(49,106)	14,177
Net properties, plants and equipment	—	13,050	8,415	—	21,465
Goodwill	—	2,853	417	—	3,270
Intangibles	—	718	148	—	866
Other assets	11	295	165	(2)	469
Total Assets	$31,060	49,091	26,333	(51,658)	54,826

Liabilities and Equity
Accounts payable	$—	7,865	4,021	(2,550)	9,336
Short-term debt	300	11	30	—	341
Accrued income and other taxes	—	517	616	—	1,133
Employee benefit obligations	—	417	44	—	461
Other accruals	69	264	128	—	461
Total Current Liabilities	369	9,074	4,839	(2,550)	11,732
Long-term debt	7,925	58	3,040	—	11,023
Asset retirement obligations and accrued environmental costs	—	472	174	—	646
Deferred income taxes	—	3,470	1,723	(2)	5,191
Employee benefit obligations	—	658	227	—	885
Other liabilities and deferred credits	201	4,453	3,902	(8,167)	389
Total Liabilities	8,495	18,185	13,905	(10,719)	29,866
Common stock	5,716	24,952	9,374	(34,326)	5,716
Retained earnings	17,529	6,634	930	(7,593)	17,500
Accumulated other comprehensive loss	(680)	(680)	(300)	980	(680)
Noncontrolling interests	—	—	2,424	—	2,424
Total Liabilities and Equity	$31,060	49,091	26,333	(51,658)	54,826

	Millions of Dollars
	December 31, 2017
Balance Sheet	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Assets
Cash and cash equivalents	$—	1,411	1,708	—	3,119
Accounts and notes receivable	10	5,317	4,476	(2,297)	7,506
Inventories	—	2,386	1,009	—	3,395
Prepaid expenses and other current assets	2	276	92	—	370
Total Current Assets	12	9,390	7,285	(2,297)	14,390
Investments and long-term receivables	32,125	23,483	9,959	(51,626)	13,941
Net properties, plants and equipment	—	13,117	8,343	—	21,460
Goodwill	—	2,853	417	—	3,270
Intangibles	—	722	154	—	876
Other assets	12	266	158	(2)	434
Total Assets	$32,149	49,831	26,316	(53,925)	54,371

Liabilities and Equity
Accounts payable	$—	7,272	3,052	(2,297)	8,027
Short-term debt	—	9	32	—	41
Accrued income and other taxes	—	451	551	—	1,002
Employee benefit obligations	—	513	69	—	582
Other accruals	55	298	102	—	455
Total Current Liabilities	55	8,543	3,806	(2,297)	10,107
Long-term debt	6,972	50	3,047	—	10,069
Asset retirement obligations and accrued environmental costs	—	467	174	—	641
Deferred income taxes	—	3,349	1,661	(2)	5,008
Employee benefit obligations	—	639	245	—	884
Other liabilities and deferred credits	8	4,700	3,814	(8,288)	234
Total Liabilities	7,035	17,748	12,747	(10,587)	26,943
Common stock	9,396	24,952	10,125	(35,077)	9,396
Retained earnings	16,335	7,748	1,306	(9,083)	16,306
Accumulated other comprehensive loss	(617)	(617)	(205)	822	(617)
Noncontrolling interests	—	—	2,343	—	2,343
Total Liabilities and Equity	$32,149	49,831	26,316	(53,925)	54,371

	Millions of Dollars
	Six Months Ended June 30, 2018
Statement of Cash Flows	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Cash Flows From Operating Activities
Net Cash Provided by Operating Activities	$3,080	2,523	1,203	(3,954)	2,852

Cash Flows From Investing Activities
Capital expenditures and investments*	—	(374)	(492)	—	(866)
Proceeds from asset dispositions**	—	326	28	(325)	29
Intercompany lending activities	131	121	(252)	—	—
Other	—	(33)	49	—	16
Net Cash Provided by (Used in) Investing Activities	131	40	(667)	(325)	(821)

Cash Flows From Financing Activities
Issuance of debt	1,509	—	—	—	1,509
Repayment of debt	(250)	(7)	(3)	—	(260)
Issuance of common stock	30	—	—	—	30
Repurchase of common stock	(3,743)	—	—	—	(3,743)
Dividends paid on common stock	(699)	(3,174)	(780)	3,954	(699)
Distributions to noncontrolling interests	—	—	(96)	—	(96)
Net proceeds from issuance of Phillips 66 Partners LP common units	—	—	67	—	67
Other*	(58)	—	(325)	325	(58)
Net Cash Used in Financing Activities	(3,211)	(3,181)	(1,137)	4,279	(3,250)

Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	—	—	(16)	—	(16)

Net Change in Cash, Cash Equivalents and Restricted Cash	—	(618)	(617)	—	(1,235)
Cash, cash equivalents and restricted cash at beginning of period	—	1,411	1,708	—	3,119
Cash, Cash Equivalents and Restricted Cash at End of Period	$—	793	1,091	—	1,884
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

BUSINESS ENVIRONMENT AND EXECUTIVE OVERVIEW

Phillips 66 is an energy manufacturing and logistics company with midstream, chemicals, refining, and marketing and specialties businesses. At June 30, 2018, we had total assets of $54.8 billion. Our common stock trades on the New York Stock Exchange under the symbol PSX.

Executive Overview
In the second quarter of 2018, we reported earnings of $1.3 billion and generated cash from operating activities of $2.4 billion. We used available cash to fund capital expenditures and investments of $538 million, pay dividends of $372 million, repay term loans of $250 million and repurchase $230 million of our common stock. We ended the second quarter of 2018 with $1.9 billion of cash and cash equivalents and approximately $5.8 billion of total committed capacity available under our credit facilities.

Business Environment
The U.S. crude oil benchmark price, West Texas Intermediate (WTI), increased to an average of $67.99 per barrel during the second quarter of 2018, compared with an average of $62.88 per barrel during the first quarter of 2018. During the second quarter of 2018, the WTI discount versus the international benchmark Dated Brent expanded $2.48 per barrel compared with the first quarter of 2018. The expansion of the discount was driven by uncertainty surrounding increased production expected by the Organization of the Petroleum Exporting Countries (OPEC) and certain non-OPEC countries, and inventories not being reduced as expected at the Cushing, Oklahoma, trading hub. During the second quarter of 2018, commodity prices had both favorable and unfavorable impacts on our businesses that vary by segment.

The Midstream segment, which includes our 50 percent equity investment in DCP Midstream, contains fee-based operations that are not directly exposed to commodity price risk, as well as operations that are directly linked to natural gas liquids (NGL) prices, natural gas prices and crude oil prices. Average natural gas prices decreased in the second quarter of 2018, compared with the first quarter of 2018, due to fewer heating days in the second quarter.  In January 2018, natural gas prices gained momentum due to colder than average temperatures, which increased residential and commercial heating demand.  Additionally, U.S. natural gas production has been at record highs due to increased dry gas production and associated gains in gas production from tight oil developments.  NGL prices were higher in the second quarter of 2018, compared with the first quarter of 2018, due to higher global crude oil prices and increased Asian demand for imports.

The Chemicals segment consists of our 50 percent equity investment in Chevron Phillips Chemical Company LLC (CPChem). The chemicals and plastics industry is mainly a commodity-based industry where the margins for key products are based on supply and demand, as well as cost factors. During the second quarter of 2018, the chemicals and plastics industry continued to benefit from feedstock cost advantages associated with manufacturing ethylene in regions of the world with significant NGL production.  The price of crude oil is rising faster than NGL prices and thus the petrochemicals industry continues to experience lower ethylene costs in regions of the world where ethylene manufacturing is based on NGL rather than crude oil-derived feedstocks.  In particular, companies with North American ethane-based crackers integrated through ethylene derivatives have benefited from a feedstock price advantage and have captured a higher polyethylene chain margin than crackers in most other regions of the world.

Our Refining segment results are driven by several factors, including refining margins, cost control, refinery throughput, feedstock costs, product yields and turnaround activity. Industry crack spread indicators, the difference between market prices for refined products and crude oil, are used to estimate refining margins. During the second quarter of 2018, the U.S. 3:2:1 crack spread (three barrels of crude oil producing two barrels of gasoline and one barrel of diesel) increased compared with the first quarter of 2018 due to higher gasoline and distillate cracks caused by the start of the summer driving season. Northwest Europe crack spreads on average increased in the second quarter of 2018, compared with the first quarter of 2018 due to higher demand.

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

RESULTS OF OPERATIONS

Unless otherwise indicated, discussion of results for the three and six months ended June 30, 2018, is based on a comparison with the corresponding periods of 2017.

Basis of Presentation

During the fourth quarter of 2017, the segment performance measure used by our chief executive officer to assess performance and allocate resources was changed from “net income attributable to Phillips 66” to “net income.”  Prior period segment information has been recast to conform to the current presentation.

Consolidated Results

A summary of net income (loss) by business segment with a reconciliation to net income attributable to Phillips 66 follows:

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017

Midstream	$202	96	435	208
Chemicals	262	196	494	377
Refining	910	224	1,001	483
Marketing and Specialties	237	214	421	355
Corporate and Other	(207)	(149)	(362)	(279)
Net income	1,404	581	1,989	1,144
Less: net income attributable to noncontrolling interests	65	31	126	59
Net income attributable to Phillips 66	$1,339	550	1,863	1,085

Our earnings increased $789 million, or 143 percent, in the second quarter of 2018, mainly reflecting:

•	Higher realized refining margins.

•	Improved earnings from equity affiliates in our Midstream and Chemicals segments.

•	Lower income taxes due to the reduction of the U.S. federal corporate income tax rate beginning January 1, 2018, as a result of the U.S. Tax Cuts and Jobs Act (the Tax Act) enacted in December 2017.

These increases were partially offset by:

•	Higher interest and debt expense.

•	Higher net income attributable to noncontrolling interests due to contributions of assets to Phillips 66 Partners LP (Phillips 66 Partners) in the fourth quarter of 2017.

Our earnings increased $778 million, or 72 percent, in the six-month period of 2018, mainly reflecting:

•	Higher realized refining margins.

•	Improved earnings from equity affiliates in our Midstream and Chemicals segments.

•	Lower income taxes due to the reduction of the U.S. federal corporate income tax rate beginning January 1, 2018, as a result of the Tax Act enacted in December 2017.

•	Lower refining turnaround costs.

These increases were partially offset by:

•	Absence of a $261 million after-tax gain from the consolidation of Merey Sweeny, L.P. (MSLP) in 2017.

•	Higher net income attributable to noncontrolling interests due to contributions of assets to Phillips 66 Partners in the fourth quarter of 2017.

•	Higher interest and debt expense.

See the “Segment Results” section for additional information on our segment results.

Statement of Income Analysis

Sales and other operating revenues for the second quarter and six-month period of 2018 increased 20 percent and 12 percent, respectively, and purchased crude oil and products increased 40 percent and 30 percent, respectively, mainly due to higher prices for petroleum products, crude oil and NGL. The increases in sales and other operating revenues in both periods were partially offset by a change in the presentation of excise taxes on sales of petroleum products resulting from our adoption of Financial Accounting Standard Board (FASB) Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” on January 1, 2018. As part of our adoption of this ASU, prospectively from January 1, 2018, our presentation of excise taxes on sales of petroleum products changed to a net basis from a gross basis. As a result, the “Sales and other operating revenues” and “Taxes other than income taxes” lines on our consolidated statement of income for the second quarter and six-month period of 2018 are not presented on a comparable basis to prior year periods. See Note 2—Changes in Accounting Principles and Note 3—Sales and Other Operating Revenues, in the Notes to Consolidated Financial Statements, for further information on our adoption of this ASU and our presentation of excise taxes on sales of petroleum products, respectively.

Equity in earnings of affiliates increased 61 percent and 41 percent in the second quarter and six-month period of 2018, respectively. These increases were mainly due to improved equity earnings from WRB Refining LP (WRB), driven by higher realized margins, as well as higher equity earnings from affiliates in our Midstream and Chemicals segments. See the “Segment Results” section for additional information.

Other income decreased $447 million in the six-month period of 2018. We recognized a noncash, pre-tax gain of $423 million in February 2017 related to the consolidation of MSLP. See Note 5—Business Combinations, in the Notes to Consolidated Financial Statements, for additional information.

Taxes other than income taxes decreased 97 percent in both the second quarter and six-month period of 2018. The decrease was primarily attributable to the change in our presentation of excise taxes on sales of petroleum products resulting from our adoption of ASU No. 2014-09 on January 1, 2018. See the “Sales and other operating revenues” section above for further discussion.

Interest and debt expense increased 26 percent and 22 percent in the second quarter and six-month period of 2018, respectively. The increase was due to higher average debt principal balances, reflecting our issuance of senior notes totaling $1,500 million in March 2018 and Phillips 66 Partners’ issuance of senior notes totaling $650 million in October 2017, as well as lower capitalized interest.

Income tax expense increased 61 percent and 12 percent in the second quarter and six-month period of 2018, respectively, primarily due to higher income before income taxes. These increases were partially offset by the reduction of the U.S. federal corporate income tax rate from 35 percent to 21 percent beginning January 1, 2018, as a result of the Tax Act. See Note 20—Income Taxes, in the Notes to Consolidated Financial Statements, for information regarding our income tax expense and effective income tax rates.

Net income attributable to noncontrolling interests increased $34 million and $67 million in the second quarter and six-month period of 2018, respectively, reflecting the contribution of assets to Phillips 66 Partners in 2017.

Segment Results

Midstream

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017

	Millions of Dollars
Net Income
Transportation	$137	74	273	152
NGL and Other	50	9	123	26
DCP Midstream	15	13	39	30
Total Midstream	$202	96	435	208

	Thousands of Barrels Daily
Transportation Volumes
Pipelines*	3,594	3,430	3,501	3,449
Terminals	3,214	2,581	2,942	2,489
Operating Statistics
NGL fractionated**	227	177	206	176
NGL production***	430	367	405	354
* Pipelines represent the sum of volumes transported through each separately tariffed pipeline segment, including our share of equity volumes from Yellowstone Pipe Line Company and Lake Charles Pipe Line Company.
** Excludes DCP Midstream.
*** Includes 100 percent of DCP Midstream’s volumes.

Dollars Per Gallon
Weighted-Average NGL Price*
DCP Midstream	$0.76	0.55	0.73	0.57
* Based on index prices from the Mont Belvieu market hub, which are weighted by NGL component mix.

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

Net income from the Midstream segment increased $106 million in the second quarter of 2018 and $227 million in the six-month period of 2018.

Net income from our Transportation business increased $63 million in the second quarter of 2018 and $121 million in the six-month period of 2018. The increased results in both periods were mainly driven by higher equity earnings from affiliates, including our joint ventures that own the Bakken Pipeline, which commenced commercial operations in June 2017, and increased revenue volumes from our consolidated assets.

Net income from our NGL and Other business increased $41 million in the second quarter of 2018 and $97 million in the six-month period of 2018. The increases in both periods were mainly due to higher volumes and equity earnings from affiliates, as well as the contribution of MSLP to Phillips 66 Partners in October 2017.

Net income from our investment in DCP Midstream increased $2 million in the second quarter of 2018 and $9 million in the six-month period of 2018. The increases in both periods were mainly due to the timing of incentive distribution income allocations from DCP Partners, higher equity earnings from DCP Midstream’s affiliates and favorable impacts of the new U.S. federal corporate income tax rate beginning January 1, 2018, partially offset by unfavorable hedging results.

See the “Business Environment and Executive Overview” section for information on market factors impacting this quarter’s results.

Chemicals

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017

	Millions of Dollars

Net Income	$262	196	494	377

	Millions of Pounds
CPChem Externally Marketed Sales Volumes*
Olefins and Polyolefins	4,738	4,137	9,165	8,153
Specialties, Aromatics and Styrenics	1,595	1,175	2,608	2,381
	6,333	5,312	11,773	10,534
* Represents 100 percent of CPChem’s outside sales of produced petrochemical products, as well as commission sales from equity affiliates.

Olefins and Polyolefins Capacity Utilization (percent)	95%	98	96	93

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

Net income from the Chemicals segment increased $66 million in the second quarter of 2018 and $117 million in the six-month period of 2018. The increases in both periods reflect the commencement of full operations at its new U.S. Gulf Coast petrochemicals assets in the second quarter of 2018, which resulted in higher sales volumes of polyethylene and ethylene, partially offset by lower capitalized interest. Additionally, higher equity earnings from CPChem’s affiliates, and the favorable impacts of the new U.S. federal corporate income tax rate beginning January 1, 2018, contributed to the increases in both periods.

See the “Business Environment and Executive Overview” section for information on market factors impacting this quarter’s results.

Refining

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017

	Millions of Dollars
Net Income (Loss)
Atlantic Basin/Europe	$131	107	58	57
Gulf Coast	275	53	276	381
Central Corridor	392	27	595	89
West Coast	112	37	72	(44)
Worldwide	$910	224	1,001	483

	Dollars Per Barrel
Net Income (Loss)
Atlantic Basin/Europe	$2.73	2.07	0.67	0.62
Gulf Coast	3.58	0.73	1.89	2.74
Central Corridor	14.96	1.21	11.35	1.89
West Coast	3.18	1.05	1.06	(0.70)
Worldwide	4.89	1.23	2.83	1.42

Realized Refining Margins
Atlantic Basin/Europe	$10.42	7.90	8.96	7.20
Gulf Coast	9.93	6.74	8.43	7.36
Central Corridor	17.51	9.96	16.85	10.25
West Coast	12.77	10.83	10.61	10.44
Worldwide	12.28	8.44	10.88	8.49

	Thousands of Barrels Daily
	Three Months Ended June 30		Six Months Ended June 30
Operating Statistics	2018	2017	2018	2017
Refining operations*
Atlantic Basin/Europe
Crude oil capacity	537	520	537	520
Crude oil processed	495	533	457	450
Capacity utilization (percent)	92%	103	85	87
Refinery production	532	575	485	516
Gulf Coast
Crude oil capacity	752	743	752	743
Crude oil processed	767	715	732	691
Capacity utilization (percent)	102%	96	97	93
Refinery production	850	801	813	775
Central Corridor
Crude oil capacity	493	493	493	493
Crude oil processed	513	465	486	468
Capacity utilization (percent)	104%	94	99	95
Refinery production	537	485	508	489
West Coast
Crude oil capacity	364	360	364	360
Crude oil processed	362	366	351	323
Capacity utilization (percent)	100%	102	97	90
Refinery production	387	388	378	347
Worldwide
Crude oil capacity	2,146	2,116	2,146	2,116
Crude oil processed	2,137	2,079	2,026	1,932
Capacity utilization (percent)	100%	98	94	91
Refinery production	2,306	2,249	2,184	2,127
* Includes our share of equity affiliates.

The Refining segment refines crude oil and other feedstocks into petroleum products (such as gasoline, distillates and aviation fuels) at 13 refineries in the United States and Europe.

Net income for the Refining segment increased $686 million in the second quarter of 2018 and $518 million in the six-month period of 2018. The increases in both periods were primarily due to higher realized refining margins mainly driven by improved market crack spreads, configuration benefits and higher feedstock advantage, as well as lower turnaround costs. Additionally, results for the six-month period of 2017 reflect an after-tax gain of $261 million recognized on the consolidation of MSLP in February 2017.

See the “Business Environment and Executive Overview” section for information on market factors impacting this quarter’s results.

Our worldwide refining crude oil capacity utilization rate was 100 percent and 94 percent in the second quarter and six-month period of 2018, respectively, compared with 98 percent and 91 percent in the second quarter and six-month period of 2017, respectively. These increases were primarily attributable to lower planned maintenance and turnaround activity, and improved market conditions in 2018 as compared with 2017. These increases were partially offset by higher unplanned downtime.

Non-GAAP Reconciliations

Our realized refining margins measure the difference between a) sales and other operating revenues derived from the sale of petroleum products manufactured at our refineries and b) purchase costs of feedstocks, primarily crude oil, used to produce the petroleum products. The margins are adjusted to include our proportional share of our joint venture refineries’ realized margins, as well as to exclude those items that are not representative of the underlying operating performance of a period, which we call “special items.” The realized refining margins are converted to a per-barrel basis by dividing them by total refinery processed inputs (primarily crude oil) measured on a barrel basis, including our share of inputs processed by our joint venture refineries. Our realized refining margin per barrel is intended to be comparable with industry refining margins, which are known as “crack spreads.” As discussed in “Business Environment,” industry crack spreads measure the difference between market prices for refined petroleum products and crude oil. Realized refining margin per barrel calculated on a similar basis as industry crack spreads provides a useful measure of how well we performed relative to benchmark industry margins.

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

	Millions of Dollars, Except as Indicated
Realized Refining Margins	Atlantic Basin/ Europe	Gulf Coast	Central Corridor	West Coast	Worldwide

Three Months Ended June 30, 2018
Net income	$131	275	392	112	910
Plus:
Income tax expense	33	91	129	27	280
Taxes other than income taxes	15	23	9	25	72
Depreciation, amortization and impairments	50	64	32	60	206
Selling, general and administrative expenses	15	13	7	12	47
Operating expenses	225	292	124	228	869
Equity in (earnings) losses of affiliates	3	3	(220)	—	(214)
Other segment (income) expense, net	—	3	(8)	(14)	(19)
Proportional share of refining gross margins contributed by equity affiliates	28	—	381	—	409
Realized refining margins	$500	764	846	450	2,560

Total processed inputs (thousands of barrels)	47,978	76,875	26,209	35,195	186,257
Adjusted total processed inputs (thousands of barrels)*	47,978	76,875	48,347	35,195	208,395

Net income per barrel (dollars per barrel)**	$2.73	3.58	14.96	3.18	4.89
Realized refining margins (dollars per barrel)***	10.42	9.93	17.51	12.77	12.28

Three Months Ended June 30, 2017
Net income	$107	53	27	37	224
Plus:
Income tax expense	13	33	15	22	83
Taxes other than income taxes	13	23	13	21	70
Depreciation, amortization and impairments	47	68	37	67	219
Selling, general and administrative expenses	15	14	8	12	49
Operating expenses	198	294	183	222	897
Equity in (earnings) losses of affiliates	2	2	(26)	—	(22)
Other segment (income) expense, net	(3)	1	4	1	3
Proportional share of refining gross margins contributed by equity affiliates	16	—	175	—	191
Realized refining margins	$408	488	436	382	1,714

Total processed inputs (thousands of barrels)	51,749	72,346	22,331	35,304	181,730
Adjusted total processed inputs (thousands of barrels)*	51,749	72,346	43,718	35,304	203,117

Net income per barrel (dollars per barrel)**	$2.07	0.73	1.21	1.05	1.23
Realized refining margins (dollars per barrel)***	7.90	6.74	9.96	10.83	8.44
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

	Millions of Dollars, Except as Indicated
Realized Refining Margins	Atlantic Basin/ Europe	Gulf Coast	Central Corridor	West Coast	Worldwide

Six Months Ended June 30, 2018
Net income	$58	276	595	72	1,001
Plus:
Income tax expense (benefit)	(2)	90	198	15	301
Taxes other than income taxes	30	48	21	50	149
Depreciation, amortization and impairments	102	130	67	118	417
Selling, general and administrative expenses	28	23	14	23	88
Operating expenses	510	658	232	458	1,858
Equity in (earnings) losses of affiliates	5	4	(159)	—	(150)
Other segment (income) expense, net	(7)	2	(12)	(11)	(28)
Proportional share of refining gross margins contributed by equity affiliates	57	—	579	—	636
Realized refining margins	$781	1,231	1,535	725	4,272

Total processed inputs (thousands of barrels)	87,196	146,082	52,445	68,246	353,969
Adjusted total processed inputs (thousands of barrels)*	87,196	146,082	91,112	68,246	392,636

Net income per barrel (dollars per barrel)**	$0.67	1.89	11.35	1.06	2.83
Realized refining margins (dollars per barrel)***	8.96	8.43	16.85	10.61	10.88

Six Months Ended June 30, 2017
Net income (loss)	$57	381	89	(44)	483
Plus:
Income tax expense (benefit)	(35)	226	50	(27)	214
Taxes other than income taxes	29	50	27	41	147
Depreciation, amortization and impairments	96	135	64	125	420
Selling, general and administrative expenses	29	26	16	23	94
Operating expenses	455	632	319	535	1,941
Equity in (earnings) losses of affiliates	6	(5)	(17)	—	(16)
Other segment (income) expense, net	(6)	(421)	6	2	(419)
Proportional share of refining gross margins contributed by equity affiliates	30	1	344	—	375
Realized refining margins	$661	1,025	898	655	3,239

Total processed inputs (thousands of barrels)	91,865	139,194	46,978	62,718	340,755
Adjusted total processed inputs (thousands of barrels)*	91,865	139,194	87,639	62,718	381,416

Net income (loss) per barrel (dollars per barrel)**	$0.62	2.74	1.89	(0.70)	1.42
Realized refining margins (dollars per barrel)***	7.20	7.36	10.25	10.44	8.49
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

Marketing and Specialties

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017

	Millions of Dollars
Net Income
Marketing and Other	$187	181	326	305
Specialties	50	33	95	50
Total Marketing and Specialties	$237	214	421	355

	Dollars Per Barrel
Net Income
U.S.	$0.79	0.75	0.72	0.64
International	2.67	2.31	1.99	1.95

Realized Marketing Fuel Margins
U.S.	$1.61	1.74	1.51	1.61
International	5.25	4.95	4.29	4.33

	Dollars Per Gallon
U.S. Average Wholesale Prices*
Gasoline	$2.33	1.85	2.19	1.83
Distillates	2.37	1.71	2.25	1.73
* On third-party branded petroleum product sales, excluding excise taxes.

	Thousands of Barrels Daily
Marketing Petroleum Products Sales Volumes
Gasoline	1,196	1,275	1,150	1,215
Distillates	1,012	912	946	874
Other	17	18	19	16
Total	2,225	2,205	2,115	2,105

The M&S segment purchases for resale and markets refined petroleum products (such as gasoline, distillates and aviation fuels), mainly in the United States and Europe. In addition, this segment includes the manufacturing and marketing of specialty products (such as base oils and lubricants), as well as power generation operations.

The M&S segment net income increased $23 million in the second quarter of 2018 and $66 million in the six-month period of 2018. The increases in both periods were primarily due to benefits from the retroactive extension of the 2017 biodiesel blender’s tax incentive in early 2018, favorable impacts of the new U.S. federal corporate income tax rate beginning January 1, 2018, and higher margins for specialty products and services. These increases were partially offset by lower U.S. realized marketing margins.

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

	Millions of Dollars, Except as Indicated
	Three Months Ended June 30, 2018		Three Months Ended June 30, 2017
	U.S.	International	U.S.	International
Realized Marketing Fuel Margins
Net income	$140	66	132	56
Plus:
Income tax expense	47	16	79	19
Taxes other than income taxes*	3	2	1,375	1,881
Depreciation and amortization	3	18	3	16
Selling, general and administrative expenses	193	71	193	63
Equity in earnings of affiliates	(2)	(25)	(2)	(22)
Other operating revenues*	(98)	(6)	(1,459)	(1,883)
Other segment (income) expense, net	—	2	(14)	1
Marketing margins	286	144	307	131
Less: margin for non-fuel related sales	—	14	—	11
Realized marketing fuel margins	$286	130	307	120

Total fuel sales volumes (thousands of barrels)	177,725	24,717	176,419	24,229

Net income per barrel (dollars per barrel)	$0.79	2.67	0.75	2.31
Realized marketing fuel margins (dollars per barrel)**	1.61	5.25	1.74	4.95
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

	Millions of Dollars, Except as Indicated
	Six Months Ended June 30, 2018		Six Months Ended June 30, 2017
	U.S.	International	U.S.	International
Realized Marketing Fuel Margins
Net income	$239	98	213	94
Plus:
Income tax expense	80	21	127	29
Taxes other than income taxes*	(7)	—	2,653	3,637
Depreciation and amortization	7	36	7	31
Selling, general and administrative expenses	369	141	367	123
Equity in earnings of affiliates	(4)	(43)	(2)	(41)
Other operating revenues*	(182)	(13)	(2,813)	(3,643)
Other segment income, net	—	(3)	(15)	—
Marketing margins	502	237	537	230
Less: margin for non-fuel related sales	—	26	—	22
Realized marketing fuel margins	$502	211	537	208

Total fuel sales volumes (thousands of barrels)	333,505	49,251	332,967	48,114

Net income per barrel (dollars per barrel)	$0.72	1.99	0.64	1.95
Realized marketing fuel margins (dollars per barrel)**	1.51	4.29	1.61	4.33
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

Corporate and Other

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
Net Loss
Net interest expense	$(101)	(65)	(190)	(130)
Corporate general and administrative expenses	(58)	(47)	(105)	(86)
Technology	(17)	(14)	(35)	(29)
U.S. tax reform	(24)	—	(17)	—
Other	(7)	(23)	(15)	(34)
Total Corporate and Other	$(207)	(149)	(362)	(279)

Net interest consists of interest and financing expense, net of interest income and capitalized interest. Net interest increased in the second quarter and six-month period of 2018, mainly due to higher average debt principal balances, reflecting our issuance of senior notes totaling $1,500 million in March 2018 and Phillips 66 Partners’ issuance of senior notes totaling $650 million in October 2017; lower capitalized interest; and impacts of the new U.S. federal corporate income tax rate beginning January 1, 2018.

During the second quarter and six-month period of 2018, Corporate and Other also includes one-time impacts related to the enactment of the Tax Act in December 2017, totaling $24 million and $17 million, respectively. These one-time impacts related to the Tax Act are comprised of adjustments to the provisional deemed repatriation income tax expense and deferred income tax revaluation benefit recorded in December 2017, income tax benefits recorded by equity affiliates, as well as other indirect income tax effects of the Tax Act.

CAPITAL RESOURCES AND LIQUIDITY

Financial Indicators

	Millions of Dollars, Except as Indicated
	June 30 2018	December 31 2017

Cash and cash equivalents	$1,884	3,119
Short-term debt	341	41
Total debt	11,364	10,110
Total equity	24,960	27,428
Percent of total debt to capital*	31%	27
Percent of floating-rate debt to total debt	12%	11
* Capital includes total debt and total equity.

To meet our short- and long-term liquidity requirements, we look to a variety of funding sources but rely primarily on cash generated from operating activities. Additionally, Phillips 66 Partners has the ability to fund its growth activities through debt and equity offerings. During the first six months of 2018, we generated $2.9 billion in cash from operations and raised net proceeds of $1.5 billion from the issuance of senior notes. Available cash was primarily used for repurchases of our common stock of $3.7 billion; capital expenditures and investments of $866 million; dividend payments on our common stock of $699 million; and repayment of term loans of $250 million. During the first six months of 2018, cash and cash equivalents decreased by $1.2 billion to $1.9 billion.

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

Significant Sources of Capital

Operating Activities
During the first six months of 2018, cash generated by operating activities was $2,852 million, compared with $1,316 million for the first six months of 2017. The increase in the first six months of 2018, compared with the same period in 2017, reflects higher realized refining margins and distributions from our equity affiliates, as well as net favorable working capital changes primarily driven by the effects of increased commodity prices, inventory impacts and timing of payments and collections.

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

Equity Affiliates
Our operating cash flows are also impacted by distribution decisions made by our equity affiliates, including DCP Midstream, CPChem and WRB. During the first six months of 2018, cash from operations included distributions of $1,153 million from our equity affiliates, compared with $575 million during the same period of 2017. CPChem resumed distributions to us in the first quarter of 2018 following the return to full operations of its Cedar Bayou facility post-Hurricane Harvey and the start-up of its new U.S. Gulf Coast petrochemicals assets. We cannot control the amount of future dividends from equity affiliates; therefore, future dividend payments by these companies are not assured.

Phillips 66 Partners LP
Phillips 66 Partners’ initial $250 million continuous offering of common units, or at-the-market (ATM) program, was completed during the three months ended June 30, 2018.  At that time, Phillips 66 Partners commenced issuing common units under its second $250 million ATM program. For the six months ended June 30, 2018, on a settlement-date basis, Phillips 66 Partners had issued an aggregate of 1,340,934 common units under the ATM programs, which generated net proceeds of $67 million. Since inception through June 30, 2018, Phillips 66 Partners had issued an aggregate of 5,059,802 common units under the ATM programs, which generated net proceeds of $259 million.

Debt Issuances
In March 2018, Phillips 66 closed on a public offering of $1,500 million aggregate principal amount of unsecured notes consisting of:

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

These notes are guaranteed by Phillips 66 Company, a wholly owned subsidiary. Phillips 66 used the net proceeds from the issuance of these notes to repay commercial paper borrowings during the first quarter of 2018, and for general corporate purposes.

Credit Facilities and Commercial Paper
At June 30, 2018, no amount had been directly drawn under our $5.0 billion revolving credit facility or our $5.0 billion commercial paper program supported by our revolving credit facility. In addition, at June 30, 2018, Phillips 66 Partners had no borrowings outstanding under its $750 million revolving credit facility. As a result, we had approximately $5.8 billion of total committed capacity available under our credit facilities at June 30, 2018.

Shelf Registration
We have a universal shelf registration statement on file with the U.S. Securities and Exchange Commission (SEC) under which we, as a well-known seasoned issuer, have the ability to issue and sell an indeterminate amount of various types of debt and equity securities.

Off-Balance Sheet Arrangements

Under the operating lease agreement on our headquarters facility in Houston, Texas, we have a residual value guarantee with a maximum future exposure of $554 million. The operating lease term ends in June 2021 and provides us the option, at the end of the lease term, to request to renew the lease, purchase the facility or assist the lessor in marketing it for resale.

We also have residual value guarantees associated with railcar and airplane leases with maximum future exposures totaling $291 million, which have remaining terms of up to five years. For one of our railcar leases, we estimated a total residual value deficiency of $56 million based on third-party appraisals of the railcars’ expected fair value at the end of their lease term in May 2019. The total residual value deficiency is our estimate of the amount we will owe to the lessor at the end of the lease term and is recognized as expense over the remaining lease term. At June 30, 2018, the remaining unrecognized residual value deficiency was $24 million.

In addition, we have guarantees outstanding related to certain joint venture debt obligations, which have remaining terms of up to seven years. The maximum potential amount of future payments to third parties under these guarantees was approximately $256 million.

See Note 10—Guarantees, in the Notes to Consolidated Financial Statements, for additional information on our guarantees.

Capital Requirements

Capital Expenditures and Investments
For information about our capital expenditures and investments, see the “Capital Spending” section below.

Debt Financing
Our total debt balance at June 30, 2018, and December 31, 2017, was $11,364 million and $10,110 million, respectively. Our total debt-to-capital ratio was 31 percent and 27 percent at June 30, 2018, and December 31, 2017, respectively.

In June 2018, Phillips 66 repaid $250 million of the $450 million outstanding under its three-year term loan facility due 2020.

Dividends
On May 9, 2018, our Board of Directors declared a quarterly cash dividend of $0.80 per common share. The dividend was paid June 1, 2018, to shareholders of record at the close of business on May 21, 2018. On July 11, 2018, our Board of Directors declared a quarterly cash dividend of $0.80 per common share. This dividend is payable on September 4, 2018, to shareholders of record at the close of business on August 21, 2018.

Share Repurchases
Our Board of Directors, at various times, has authorized repurchases of our outstanding common stock under our share repurchase program, which aggregate to a total authorization of up to $12.0 billion. The share repurchases have been, and are expected to be, funded primarily through available cash. The shares will be repurchased from time to time in the open market at our discretion, subject to market conditions and other factors, and in accordance with applicable regulatory requirements. We are not obligated to acquire any particular amount of common stock and may commence, suspend or discontinue purchases at any time or from time to time without prior notice. During the six months ended June 30, 2018, we repurchased 4,387,255 shares at a cost of $463 million under our share repurchase program. Since the inception of our share repurchase program in 2012 through June 30, 2018, we have repurchased a total of 128,529,785 shares at a cost of $9,491 million. Shares of stock repurchased are held as treasury shares.

In February 2018, we entered into a Stock Purchase and Sale Agreement (Purchase Agreement) with Berkshire Hathaway Inc. and National Indemnity Company, a wholly owned subsidiary of Berkshire Hathaway, to repurchase 35 million shares of Phillips 66 common stock for an aggregate purchase price of $3,280 million. Pursuant to the Purchase Agreement, the purchase price per share of $93.725 was based on the volume-weighted-average price of our common stock on the New York Stock Exchange on February 13, 2018. The transaction closed in February 2018. We funded the repurchase with cash of $1,880 million and borrowings of $1,400 million under our commercial paper program. These borrowings were subsequently refinanced through a public offering of senior notes. This specific share repurchase transaction was separately authorized by our Board of Directors and therefore does not impact previously announced authorizations under our share repurchase program, which are discussed above.

Railcar and Airplane Lease Residual Value Guarantees
For one of our railcar leases, we estimated a total residual value deficiency of $56 million based on a third-party appraisal of the railcars’ expected fair value at the end of their lease term. The total residual value deficiency is our estimate of the amount we will owe to the lessor at the end of the lease term in May 2019. Due to current market uncertainties, changes in the estimated fair values of railcars could occur, which could increase or decrease our currently estimated residual value deficiency.

At June 30, 2018, our maximum future exposure for residual value guarantees under railcar and airplane lease arrangements was approximately $291 million. For additional information, see Note 10—Guarantees, in the Notes to Consolidated Financial Statements.

Capital Spending

	Millions of Dollars
	Six Months Ended June 30
	2018	2017
Capital Expenditures and Investments
Midstream	$475	381
Chemicals	—	—
Refining	325	475
Marketing and Specialties	28	38
Corporate and Other	38	34
	$866	928

Selected Equity Affiliates*
DCP Midstream	$193	104
CPChem	224	387
WRB	75	64
	$492	555
* Our share of capital spending.

Midstream
During the first six months of 2018, capital spending in our Midstream segment included continued development of additional Gulf Coast fractionation capacity, construction activities related to increasing storage capacity at our crude oil and petroleum products terminal located near Beaumont, Texas, and spending associated with return, reliability and maintenance projects in our Transportation and NGL businesses.  Phillips 66 Partners advanced several major construction projects, including progressing construction on the eastern leg of its 40-percent-owned Bayou Bridge joint venture pipeline, expansion activities on its 33-percent-owned DCP Sand Hills joint venture pipeline, constructing a new isomerization unit at the Lake Charles Refinery, and development of the Gray Oak Pipeline joint venture and related ventures.

In April 2018, Phillips 66 Partners announced that it received sufficient binding commitments to proceed with construction of the Gray Oak Pipeline. The pipeline will provide crude oil transportation from the Permian Basin and Eagle Ford to destinations in the Corpus Christi and Sweeny/Freeport markets on the Texas Gulf Coast, including the Sweeny Refinery. In July 2018, Phillips 66 Partners completed the expansion open season to determine the scope and capacity of the pipeline system. The pipeline will have an initial capacity of 800,000 barrels per day (BPD) based on shipper commitments of 700,000 BPD and the reservation of capacity for walk-up shippers.  The pipeline is expandable to approximately 1 million BPD subject to additional shipper commitments. Phillips 66 Partners currently owns a 75 percent interest in the pipeline system, and other third parties have options to acquire up to a 32.75 percent interest. If all options are exercised, Phillips 66 Partners would own 42.25 percent. The pipeline is expected to be in service by the end of 2019, with total cost of approximately $2 billion on a 100 percent basis.

In Corpus Christi, Texas, the Gray Oak Pipeline will connect to the new South Texas Gateway Terminal under development by Buckeye Partners, L.P. The marine terminal will have an initial storage capacity of 3.4 million barrels and is expected to begin operations by the end of 2019. Phillips 66 Partners owns a 25 percent interest in the joint venture that is constructing the terminal.

In June 2018, we announced the expansion of the Sweeny Hub, which is an integrated NGL fractionation, storage and export complex strategically located on the Texas Gulf Coast with access to petrochemicals, fuels and liquefied petroleum gas (LPG) export markets. The expansion includes two 150,000-BPD fractionators, associated pipeline infrastructure, and 6 million barrels of additional storage capacity at Phillips 66 Partners’ Clemens Caverns. DCP Midstream has committed to supply Y-grade NGL feedstock and has an option to acquire up to a 30 percent ownership interest in the fractionators. Upon completion of the expansion, expected in late 2020, the Sweeny Hub will have 400,000 BPD of fractionation capability and access to 15 million barrels of storage capacity.

During the first six months of 2018, DCP Midstream had a self-funded capital program, and thus had no new capital infusions from us or our co-venturer. During this period, on a 100 percent basis, DCP Midstream’s capital expenditures and investments were approximately $385 million, which were primarily for expansion capital expenditures, including construction of the Mewbourn 3 and O’Connor 2 plants, and investments in the DCP Sand Hills and Gulf Coast Express joint venture pipelines, as well as maintenance capital expenditures for existing assets. We expect DCP to continue self-funding its capital program for the remainder of 2018.

In July 2018, Rockies Express Pipeline LLC (REX) repaid $550 million of its debt, reducing its total debt to approximately $2.0 billion.  REX funded the repayment through member cash contributions.  Our 25 percent share was approximately $138 million, which we contributed to REX in July 2018.

Chemicals
During the first six months of 2018, CPChem had a self-funded capital program, and thus required no new capital infusions from us or our co-venturer. During this period, on a 100 percent basis, CPChem’s capital expenditures and investments were $448 million, which were primarily for completion of its U.S. Gulf Coast Petrochemicals Project. We expect CPChem to continue self-funding its capital program for the remainder of 2018.

Refining
Capital spending for the Refining segment during the first six months of 2018 was primarily for air emission reduction projects to meet new environmental standards, refinery upgrade projects to increase accessibility of advantaged crudes and improve product yields, improvements to the operating integrity of key processing units and safety-related projects.

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

Additionally, a project was approved at the Sweeny Refinery to optimize a fluid catalytic cracking unit to increase production of higher-value petrochemical products and higher-octane gasoline. The project is anticipated to be completed in mid-2020.

Generally, our equity affiliates in the Refining segment are intended to have self-funding capital programs.

Marketing and Specialties
Capital spending for the M&S segment during the first six months of 2018 was primarily for reliability and maintenance projects and developing our new international sites.

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

We occasionally receive requests for information or notices of potential liability from the EPA and state environmental agencies alleging that we are a potentially responsible party under the Federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or an equivalent state statute. On occasion, we also have been made a party to cost recovery litigation by those agencies or by private parties. These requests, notices and lawsuits assert potential liability for remediation costs at various sites that typically are not owned by us, but allegedly contain wastes attributable to our past operations. As of December 31, 2017, we reported that we had been notified of potential liability under

CERCLA and comparable state laws at 31 sites within the United States. During the first six months of 2018, there was one new site for which we received notification of potential liability, two sites were deemed resolved and closed, and one site was deemed resolved but not closed, leaving 29 unresolved sites with potential liability at June 30, 2018.

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

NEW ACCOUNTING STANDARDS

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” This ASU allows for the deferred income tax effects stranded in accumulated other comprehensive income (AOCI) resulting from the Tax Act enacted in December 2017 to be reclassed from AOCI to retained earnings. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the impact of this ASU on our consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months.  Leases will continue to be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  Similarly, lessors will be required to classify leases as sales-type, finance or operating, with classification affecting the pattern of income recognition.  Classification for both lessees and lessors will be based on an assessment of whether risks and rewards, as well as substantive control have been transferred through a lease contract.  Public business entities should apply the guidance in ASU No. 2016-02 for annual periods beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted. Entities are required to adopt the ASU using a modified retrospective approach, subject to certain optional practical expedients, and apply the provisions of ASU No. 2016-02 to leasing arrangements existing at or entered into after the earliest comparative period presented in the financial statements. We are currently evaluating the provisions of ASU No. 2016-02 and assessing its impact on our financial statements. As part of our assessment to-date, we have formed an implementation team, selected a software package, and completed software design and configuration within a test environment. Furthermore, we have loaded a majority of our lease population into the software and commenced both software and lease data testing. We expect the adoption of ASU 2016-02 will materially gross up our consolidated balance sheet with the recognition of the ROU assets and operating lease liabilities.  The impact to our consolidated statements of income and cash flows is not expected to be material.  The new standard will also require additional disclosures for financing and operating leases.

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

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our commodity price risk and interest rate risk at June 30, 2018, did not differ materially from the risks disclosed under Item 7A of our 2017 Annual Report on Form 10-K.

Item 4.   CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. As of June 30, 2018, with the participation of management, our Chairman and Chief Executive Officer and our Executive Vice President, Finance and Chief Financial Officer carried out an evaluation, pursuant to Rule 13a-15(b) of the Act, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our Chairman and Chief Executive Officer and our Executive Vice President, Finance and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of June 30, 2018.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, in the quarterly period ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

The following is a description of reportable legal proceedings, including those involving governmental authorities under federal, state and local laws regulating the discharge of materials into the environment, for this reporting period. There were no new matters that arose during the second quarter of 2018. There were material developments that occurred with respect to one matter previously reported in our 2017 Annual Report on Form 10-K or our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018. While it is not possible to accurately predict the final outcome of reported, pending proceedings, if any one or more of such proceedings were decided adversely to Phillips 66, we expect there would be no material effect on our consolidated financial position. Nevertheless, such proceedings are reported pursuant to Securities and Exchange Commission (SEC) regulations.

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

New Matters
There are no new matters to report.

Matters Previously Reported
In March 2018, Phillips 66 Partners received notification from the Illinois Attorney General’s office of a proposed penalty arising from the April 2015 release of approximately 800 barrels of diesel fuel from its pipeline that transports products from a terminal in Hartford, Illinois, to a dock on the Mississippi River. This matter has been resolved with a penalty payment of $120,000.

Item 1A.   RISK FACTORS

There have been no material changes from the risk factors disclosed in Item 1A of our 2017 Annual Report on Form 10-K.

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

				Millions of Dollars
Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs**	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2018	678,312	$101.89	678,312	$2,670
May 1-31, 2018	676,104	117.00	676,104	2,591
June 1-30, 2018	707,994	115.41	707,994	2,509
Total	2,062,410	$111.49	2,062,410
* Includes repurchase of shares of common stock from company employees in connection with the company’s broad-based employee incentive plans, when applicable.
** As of June 30, 2018, our Board of Directors has authorized repurchases totaling up to $12.0 billion of our outstanding common stock. The authorizations do not have expiration dates. The share repurchases are expected to be funded primarily through available cash. The shares under these authorizations will be repurchased from time to time in the open market at the company’s discretion, subject to market conditions and other factors, and in accordance with applicable regulatory requirements. We are not obligated to acquire any particular amount of common stock and may commence, suspend or discontinue purchases at any time or from time to time without prior notice. Shares of stock repurchased are held as treasury shares.

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

10.1*	Second Amendment to Third Amended and Restated Limited Liability Company Agreement of Chevron Phillips Chemical Company LLC, effective as of June 1, 2018.

12*	Computation of Ratio of Earnings to Fixed Charges.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32*	Certifications pursuant to 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Schema Document.

101.CAL*	XBRL Calculation Linkbase Document.

101.LAB*	XBRL Labels Linkbase Document.

101.PRE*	XBRL Presentation Linkbase Document.

101.DEF*	XBRL Definition Linkbase Document.

* Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHILLIPS 66

/s/ Chukwuemeka A. Oyolu
Chukwuemeka A. Oyolu Vice President and Controller (Chief Accounting and Duly Authorized Officer)

Date: July 27, 2018