Form 10-Q
period 2018-09-30
Phillips 66
filed 2018-10-26
CIK 1534701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2018

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	001-35349
Phillips 66
(Exact name of registrant as specified in its charter)

Delaware	45-3779385
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer [X] Accelerated filer [ ] Non-accelerated filer [ ]
Smaller reporting company [ ] Emerging growth company [ ]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [    ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [    ]    No  [X]
The registrant had 461,125,321 shares of common stock, $0.01 par value, outstanding as of September 30, 2018.

PHILLIPS 66

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Consolidated Statement of Income	Phillips 66

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
Revenues and Other Income
Sales and other operating revenues*	$29,788	25,627	82,363	72,608
Equity in earnings of affiliates	779	530	1,946	1,357
Net gain on dispositions	1	—	18	15
Other income	24	49	47	519
Total Revenues and Other Income	30,592	26,206	84,374	74,499

Costs and Expenses
Purchased crude oil and products	26,385	19,463	73,270	55,495
Operating expenses	1,206	1,134	3,595	3,541
Selling, general and administrative expenses	440	435	1,258	1,258
Depreciation and amortization	346	337	1,019	972
Impairments	1	1	7	18
Taxes other than income taxes*	109	3,456	328	9,968
Accretion on discounted liabilities	5	5	17	16
Interest and debt expense	125	112	383	324
Foreign currency transaction (gains) losses	—	7	(30)	6
Total Costs and Expenses	28,617	24,950	79,847	71,598
Income before income taxes	1,975	1,256	4,527	2,901
Income tax expense	407	407	970	908
Net Income	1,568	849	3,557	1,993
Less: net income attributable to noncontrolling interests	76	26	202	85
Net Income Attributable to Phillips 66	$1,492	823	3,355	1,908

Net Income Attributable to Phillips 66 Per Share of Common Stock (dollars)
Basic	$3.20	1.60	7.07	3.68
Diluted	3.18	1.60	7.03	3.66

Dividends Paid Per Share of Common Stock (dollars)	$0.80	0.70	2.30	2.03

Weighted-Average Common Shares Outstanding (thousands)
Basic	466,109	512,923	473,760	517,420
Diluted	469,440	515,960	477,220	520,516
* Includes excise taxes on sales of petroleum products for periods prior to the adoption of Accounting Standards Update No. 2014-09 on January 1, 2018:		$3,376		9,664
See Notes to Consolidated Financial Statements.

Consolidated Statement of Comprehensive Income	Phillips 66

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017

Net Income	$1,568	849	3,557	1,993
Other comprehensive income (loss)
Defined benefit plans
Amortization to net income of net actuarial loss, prior service credit and settlements	68	45	111	145
Plans sponsored by equity affiliates	4	2	13	8
Income taxes on defined benefit plans	(18)	(17)	(30)	(56)
Defined benefit plans, net of tax	54	30	94	97
Foreign currency translation adjustments	(15)	94	(125)	222
Income taxes on foreign currency translation adjustments	1	1	2	(8)
Foreign currency translation adjustments, net of tax	(14)	95	(123)	214
Cash flow hedges	2	—	10	—
Income taxes on hedging activities	(1)	—	(3)	—
Hedging activities, net of tax	1	—	7	—
Other Comprehensive Income (Loss), Net of Tax	41	125	(22)	311
Comprehensive Income	1,609	974	3,535	2,304
Less: comprehensive income attributable to noncontrolling interests	76	26	202	85
Comprehensive Income Attributable to Phillips 66	$1,533	948	3,333	2,219
See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet	Phillips 66

	Millions of Dollars
	September 30 2018	December 31 2017
Assets
Cash and cash equivalents	$924	3,119
Accounts and notes receivable (net of allowances of $22 million in 2018 and $29 million in 2017)	6,840	6,424
Accounts and notes receivable—related parties	1,131	1,082
Inventories	5,544	3,395
Prepaid expenses and other current assets	875	370
Total Current Assets	15,314	14,390
Investments and long-term receivables	14,311	13,941
Net properties, plants and equipment	21,625	21,460
Goodwill	3,270	3,270
Intangibles	874	876
Other assets	490	434
Total Assets	$55,884	54,371

Liabilities
Accounts payable	$8,444	7,242
Accounts payable—related parties	911	785
Short-term debt	316	41
Accrued income and other taxes	1,151	1,002
Employee benefit obligations	569	582
Other accruals	583	455
Total Current Liabilities	11,974	10,107
Long-term debt	11,021	10,069
Asset retirement obligations and accrued environmental costs	637	641
Deferred income taxes	5,311	5,008
Employee benefit obligations	793	884
Other liabilities and deferred credits	353	234
Total Liabilities	30,089	26,943

Equity
Common stock (2,500,000,000 shares authorized at $0.01 par value) Issued (2018—645,578,563 shares; 2017—643,835,464 shares)
Par value	6	6
Capital in excess of par	19,860	19,768
Treasury stock (at cost: 2018—184,453,242 shares; 2017—141,565,145 shares)	(14,526)	(10,378)
Retained earnings	18,618	16,306
Accumulated other comprehensive loss	(639)	(617)
Total Stockholders’ Equity	23,319	25,085
Noncontrolling interests	2,476	2,343
Total Equity	25,795	27,428
Total Liabilities and Equity	$55,884	54,371
See Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows	Phillips 66

	Millions of Dollars
	Nine Months Ended September 30
	2018	2017
Cash Flows From Operating Activities
Net income	$3,557	1,993
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,019	972
Impairments	7	18
Accretion on discounted liabilities	17	16
Deferred income taxes	229	784
Undistributed equity earnings	111	(543)
Net gain on dispositions	(18)	(15)
Gain on consolidation of business	—	(423)
Other	118	(234)
Working capital adjustments
Decrease (increase) in accounts and notes receivable	(478)	(33)
Decrease (increase) in inventories	(2,178)	(1,228)
Decrease (increase) in prepaid expenses and other current assets	(509)	(106)
Increase (decrease) in accounts payable	1,280	464
Increase (decrease) in taxes and other accruals	279	52
Net Cash Provided by Operating Activities	3,434	1,717

Cash Flows From Investing Activities
Capital expenditures and investments	(1,645)	(1,295)
Proceeds from asset dispositions*	39	65
Collection of advances/loans—related parties	—	325
Restricted cash received from consolidation of business	—	318
Other	66	(89)
Net Cash Used in Investing Activities	(1,540)	(676)

Cash Flows From Financing Activities
Issuance of debt	1,594	3,083
Repayment of debt	(374)	(3,161)
Issuance of common stock	39	23
Repurchase of common stock	(4,148)	(1,127)
Dividends paid on common stock	(1,069)	(1,042)
Distributions to noncontrolling interests	(146)	(83)
Net proceeds from issuance of Phillips 66 Partners LP common units	114	171
Other	(79)	(66)
Net Cash Used in Financing Activities	(4,069)	(2,202)

Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(20)	(3)

Net Change in Cash, Cash Equivalents and Restricted Cash	(2,195)	(1,164)
Cash, cash equivalents and restricted cash at beginning of period	3,119	2,711
Cash, Cash Equivalents and Restricted Cash at End of Period	$924	1,547
* Includes return of investments in equity affiliates.
See Notes to Consolidated Financial Statements.

Consolidated Statement of Changes in Equity	Phillips 66

	Millions of Dollars
	Attributable to Phillips 66
	Common Stock
	Par Value	Capital in Excess of Par	Treasury Stock	Retained Earnings	Accum. Other Comprehensive Loss	Noncontrolling Interests	Total
December 31, 2016	$6	19,559	(8,788)	12,608	(995)	1,335	23,725
Net income	—	—	—	1,908	—	85	1,993
Other comprehensive income	—	—	—	—	311	—	311
Dividends paid on common stock	—	—	—	(1,042)	—	—	(1,042)
Repurchase of common stock	—	—	(1,127)	—	—	—	(1,127)
Benefit plan activity	—	48	—	(10)	—	—	38
Issuance of Phillips 66 Partners LP common units	—	45	—	—	—	99	144
Distributions to noncontrolling interests	—	—	—	—	—	(83)	(83)
September 30, 2017	$6	19,652	(9,915)	13,464	(684)	1,436	23,959

December 31, 2017	$6	19,768	(10,378)	16,306	(617)	2,343	27,428
Cumulative effect of accounting changes	—	—	—	36	—	13	49
Net income	—	—	—	3,355	—	202	3,557
Other comprehensive loss	—	—	—	—	(22)	—	(22)
Dividends paid on common stock	—	—	—	(1,069)	—	—	(1,069)
Repurchase of common stock	—	—	(4,148)	—	—	—	(4,148)
Benefit plan activity	—	54	—	(10)	—	—	44
Issuance of Phillips 66 Partners LP common units	—	38	—	—	—	64	102
Distributions to noncontrolling interests	—	—	—	—	—	(146)	(146)
September 30, 2018	$6	19,860	(14,526)	18,618	(639)	2,476	25,795

	Shares in Thousands
	Common Stock Issued	Treasury Stock
December 31, 2016	641,594	122,827
Repurchase of common stock	—	13,852
Shares issued—share-based compensation	1,826	—
September 30, 2017	643,420	136,679

December 31, 2017	643,835	141,565
Repurchase of common stock	—	42,888
Shares issued—share-based compensation	1,744	—
September 30, 2018	645,579	184,453
See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements	Phillips 66

Note 1—Interim Financial Information

The interim financial information presented in the financial statements included in this report is unaudited and includes all known accruals and adjustments necessary, in the opinion of management, for a fair presentation of the consolidated financial position of Phillips 66 and its results of operations and cash flows for the periods presented. Unless otherwise specified, all such adjustments are of a normal and recurring nature. Certain notes and other information have been condensed or omitted from the interim financial statements included in this report. Therefore, these interim financial statements should be read in conjunction with the consolidated financial statements and notes included in our 2017 Annual Report on Form 10-K. The results of operations for the three and nine months ended September 30, 2018, are not necessarily indicative of the results to be expected for the full year. Certain prior period financial information has been recast to reflect the current year’s presentation.

Note 2—Changes in Accounting Principles

Effective January 1, 2018, we adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2017-05, “Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20),” which clarifies the scope and accounting for the sale or transfer of nonfinancial assets and in substance nonfinancial assets to noncustomers, including partial sales.  This ASU eliminated the use of carryover basis for most nonmonetary exchanges, including contributions of assets to equity-method joint ventures, and could result in the entity recognizing a gain or loss on the sale or transfer of nonfinancial assets.  At the time of adoption, there was no impact on our consolidated financial statements from this ASU.

Effective January 1, 2018, we adopted ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business,” which clarifies the definition of a business with the objective of adding guidance to assist in evaluating whether transactions should be accounted for as acquisitions of assets or businesses. The amendment provides a screen for determining when a transaction involves an acquisition of a business. If substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset, or a group of similar identifiable assets, then the screen is met and the transaction is not considered an acquisition of a business. If the screen is not met, the amendment requires that to be considered a business, the operation must include at a minimum an input and a substantive process that together significantly contribute to the ability to create an output. The guidance may reduce the number of future transactions accounted for as business acquisitions. At the time of adoption, there was no impact on our consolidated financial statements from this ASU.

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

Effective January 1, 2018, we adopted ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” using the modified retrospective transition method applied to all contracts. Under the new guidance, recognition of revenue involves a multiple step approach including (i) identifying the contract, (ii) identifying the separate performance obligations, (iii) determining the transaction price, (iv) allocating the price to the performance obligations and (v) recognizing the revenue as the obligations are satisfied. Additional disclosures are required to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.

We recorded noncash cumulative effect adjustments to our opening total equity balance as of January 1, 2018, to increase retained earnings by $35 million, net of $11 million of income taxes, and noncontrolling interests by $13 million. These adjustments primarily reflected amounts recorded by our equity-method investees related to contracts that contain tier-pricing and minimum volume commitments with recovery provisions. One of our equity-method investees will adopt this ASU in 2019, and we do not expect its adoption to have a material impact on our consolidated financial statements.

In addition, prospectively from January 1, 2018, our presentation of excise taxes on sales of petroleum products changed to a net basis from a gross basis. As a result, the “Sales and other operating revenues” and “Taxes other than income taxes” lines on our consolidated statement of income for the three and nine months ended September 30, 2018, are not presented on a comparable basis to the three and nine months ended September 30, 2017. See Note 3—Sales and Other Operating Revenues, for more information on our presentation of excise taxes on sales of petroleum products.

Note 3—Sales and Other Operating Revenues

Our revenues are primarily associated with sales of refined petroleum products, crude oil and natural gas liquids (NGL). Each gallon, or other unit of measure of product, is separately identifiable and represents a distinct performance obligation to which the transaction price is allocated. The transaction prices of our contracts with customers are either fixed or variable, with variable pricing based upon various market indices. For our contracts that include variable consideration, we utilize the variable consideration allocation exception, whereby the variable consideration is only allocated to the performance obligations that are satisfied during the period. The related revenue is recognized at a point in time when control passes to the customer, which is when title and the risk of ownership passes to the customer and physical delivery of goods occurs, either immediately or within a fixed delivery schedule that is reasonable and customary in the industry.

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

Disaggregated Revenues
The following tables present our disaggregated sales and other operating revenues:

	Millions of Dollars
	Three Months Ended September 30	Nine Months Ended September 30
	2018	2018
Product Line and Services
Refined petroleum products	$23,184	64,975
Crude oil resales	4,747	12,316
NGL	1,782	4,751
Services and other	75	321
Consolidated sales and other operating revenues	$29,788	82,363

Geographic Location
United States	$23,068	64,481
United Kingdom	3,085	7,623
Germany	1,135	3,174
Other foreign countries	2,500	7,085
Consolidated sales and other operating revenues	$29,788	82,363

Contract-Related Assets and Liabilities
At September 30, 2018, and January 1, 2018, receivables from contracts with customers were $6.5 billion and $6.2 billion, respectively. Significant non-customer balances, such as buy/sell receivables and excise tax receivables, were excluded from these amounts.

Our contract-related assets also include payments we make to our marketing customers related to incentive programs. An incentive payment is initially recognized as an asset and subsequently amortized as a reduction to revenue over the contract term, which generally ranges from 5 to 15 years. At September 30, 2018, and January 1, 2018, our asset balances related to such payments were $237 million and $208 million, respectively.

Our contract liabilities represent advances from our customers prior to product or service delivery. At September 30, 2018, and January 1, 2018, contract liabilities were not material.

Remaining Performance Obligations
Most of our contracts with customers are spot contracts or term contracts with only variable consideration. We do not disclose remaining performance obligations for these contracts as the expected duration is one year or less or because the variable consideration has been allocated entirely to an unsatisfied performance obligation. We also have certain contracts in our Midstream segment that include minimum volume commitments with fixed pricing, most of which expire by 2021. The remaining performance obligations related to these minimum volume commitment contracts were immaterial at September 30, 2018.

Note 4—Inventories

Inventories consisted of the following:

	Millions of Dollars
	September 30 2018	December 31 2017

Crude oil and petroleum products	$5,245	3,106
Materials and supplies	299	289
	$5,544	3,395

Inventories valued on the last-in, first-out (LIFO) basis totaled $5,153 million and $2,980 million at September 30, 2018, and December 31, 2017, respectively. The estimated excess of current replacement cost over LIFO cost of inventories amounted to approximately $6.6 billion and $4.3 billion at September 30, 2018, and December 31, 2017, respectively.

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

Based on a third-party appraisal of the fair value of MSLP’s net assets, utilizing discounted cash flows and replacement costs, the acquisition of PDVSA’s 50 percent interest resulted in the recognition of a pre-tax gain of $423 million during the three months ended March 31, 2017.  This gain was included in the “Other income” line on our consolidated statement of income. The fair value of our original equity interest in MSLP immediately prior to the deemed acquisition was $145 million. We also recorded $318 million of restricted cash, $250 million of properties, plants and equipment (PP&E) and $238 million of debt, as well as a net $93 million for the elimination of our equity investment in MSLP and net intercompany payables related to this transaction. Our acquisition accounting was finalized in the first quarter of 2017.

The results of MSLP were included in our Refining segment until October 2017, when we contributed our 100 percent interest in MSLP to Phillips 66 Partners LP (Phillips 66 Partners), which is a consolidated subsidiary in our Midstream segment.

Note 6—Investments, Loans and Long-Term Receivables

Equity Investments

Chevron Phillips Chemical Company LLC
Summarized 100 percent financial information for Chevron Phillips Chemical Company LLC (CPChem) was as follows:

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017

Revenues and other income	$3,393	2,287	9,329	7,196
Income before income taxes	552	345	1,819	1,469
Net income	531	331	1,766	1,424

Gray Oak Pipeline, LLC
Phillips 66 Partners has a 75 percent ownership interest in Gray Oak Pipeline, LLC (Gray Oak), an entity formed to develop and construct the Gray Oak Pipeline system which, upon completion, will provide crude oil transportation from the Permian Basin and Eagle Ford to destinations in the Corpus Christi and Freeport markets on the Texas Gulf Coast. The pipeline is expected to be placed in service by the end of 2019.

Gray Oak is considered a variable interest entity (VIE) because it does not have sufficient equity at risk to fully fund the construction of all assets required for principal operations. Phillips 66 Partners has determined it is not the primary beneficiary because it and its co-venturer jointly direct the activities of Gray Oak that most significantly impact economic performance. At September 30, 2018, Phillips 66 Partners’ maximum exposure to loss was $72 million, which represented the aggregate book value of its equity investment in Gray Oak.

Rockies Express Pipeline LLC
In July 2018, Rockies Express Pipeline LLC (REX) repaid $550 million of its debt, reducing its total debt to approximately $2.1 billion.  REX funded the repayment through member cash contributions.  Our 25 percent share was approximately $138 million and was contributed to REX in July 2018.

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

Note 7—Properties, Plants and Equipment

Our gross investment in PP&E and the associated accumulated depreciation and amortization (Accum. D&A) balances were as follows:

	Millions of Dollars
	September 30, 2018			December 31, 2017
	Gross PP&E	Accum. D&A	Net PP&E	Gross PP&E	Accum. D&A	Net PP&E

Midstream	$9,393	2,076	7,317	8,849	1,853	6,996
Chemicals	—	—	—	—	—	—
Refining	22,584	9,549	13,035	22,144	8,987	13,157
Marketing and Specialties	1,641	929	712	1,658	909	749
Corporate and Other	1,163	602	561	1,091	533	558
	$34,781	13,156	21,625	33,742	12,282	21,460

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

	Three Months Ended September 30				Nine Months Ended September 30
	2018		2017		2018		2017
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Amounts attributed to Phillips 66 Common Stockholders (millions):
Net income attributable to Phillips 66	$1,492	1,492	823	823	3,355	3,355	1,908	1,908
Income allocated to participating securities	(1)	—	(1)	—	(4)	—	(4)	(1)
Net income available to common stockholders	$1,491	1,492	822	823	3,351	3,355	1,904	1,907

Weighted-average common shares outstanding (thousands):	463,002	466,109	509,147	512,923	470,471	473,760	513,583	517,420
Effect of share-based compensation	3,107	3,331	3,776	3,037	3,289	3,460	3,837	3,096
Weighted-average common shares outstanding—EPS	466,109	469,440	512,923	515,960	473,760	477,220	517,420	520,516

Earnings Per Share of Common Stock (dollars)	$3.20	3.18	1.60	1.60	7.07	7.03	3.68	3.66

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

Debt Reclassifications
In April 2018, Phillips 66’s $300 million of floating-rate notes due 2019 were reclassified from long-term to short-term debt.

Note 10—Guarantees

At September 30, 2018, we were liable for certain contingent obligations under various contractual arrangements as described below. We recognize a liability for the fair value of our obligation as a guarantor for newly issued or modified guarantees. Unless the carrying amount of the liability is noted below, we have not recognized a liability either because the guarantees were issued prior to December 31, 2002, or because the fair value of the obligation is immaterial. In addition, unless otherwise stated, we are not currently performing with any significance under the guarantee and expect future performance to be either immaterial or have only a remote chance of occurrence.

Guarantees of Joint Venture Debt
In December 2016, as part of the restructuring within DCP Midstream, LLC (DCP Midstream), we issued a guarantee, effective January 1, 2017, to support the debt DCP Midstream issued during the three months ended March 31, 2017. Payment would be required if DCP Midstream defaults on this debt obligation, which matures in December 2019. At September 30, 2018, the maximum potential amount of future payments to third parties under the guarantee is estimated to be $105 million.

At September 30, 2018, we had other guarantees outstanding for our portion of certain joint venture debt obligations, which have remaining terms of up to seven years. Payment would be required if a joint venture defaults on its debt obligations. The maximum potential amount of future payments to third parties under these guarantees was approximately $134 million.

Other Guarantees
Under the operating lease agreement on our headquarters facility in Houston, Texas, we have a residual value guarantee with a maximum future exposure of $554 million. The operating lease term ends in June 2021 and provides us the option, at the end of the lease term, to request to renew the lease, purchase the facility or assist the lessor in marketing it for resale.

We also have residual value guarantees associated with railcar and airplane leases with maximum future exposures totaling $319 million, which have remaining terms of up to five years. For one of our railcar leases, we estimated a total residual value deficiency of $56 million based on a third-party appraisal of the railcars’ expected fair value at the end of the lease term in May 2019. The total residual value deficiency is our estimate of the amount we will owe to the lessor at the end of the lease term and is recognized as expense over the remaining lease term. During the nine months ended September 30, 2018, we recognized $19 million of expense related to the residual value deficiency.  At September 30, 2018, the remaining unrecognized residual value deficiency was $17 million.

Indemnifications
Over the years, we have entered into various agreements to sell ownership interests in certain corporations, joint ventures and assets that gave rise to indemnification. Agreements associated with these sales include indemnifications for taxes, litigation, environmental liabilities, permits and licenses and employee claims, as well as real estate indemnity against tenant defaults. The provisions of these indemnifications vary greatly. The majority of these indemnifications are related to environmental issues, which generally have indefinite terms and potentially unlimited exposure. At September 30, 2018, the carrying amount recorded for indemnifications was $178 million.

We amortize the indemnification liability over the relevant time period, if one exists, based on the facts and circumstances surrounding each type of indemnity. In cases where the indemnification term is indefinite, we will reverse the liability when we have information to support that the liability was essentially relieved or amortize the liability over an appropriate time period as the fair value of our indemnification exposure declines. Although it is reasonably possible future payments may exceed amounts recorded, due to the nature of the indemnifications, it is not possible to make a reasonable estimate of the maximum potential amount of future payments. At September 30, 2018, environmental accruals for known contaminations of $107 million were included in the recorded carrying amount for indemnifications. These accruals were primarily included in the “Asset retirement obligations and accrued environmental costs” line on our consolidated balance sheet. For additional information about environmental liabilities, see Note 11—Contingencies and Commitments.

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

We are currently participating in environmental assessments and cleanups at numerous federal Superfund and comparable state sites. After an assessment of environmental exposures for cleanup and other costs, we make accruals on an undiscounted basis (except those pertaining to sites acquired in a business combination, which we record on a discounted basis) for planned investigation and remediation activities for sites where it is probable future costs will be incurred and these costs can be reasonably estimated. At September 30, 2018, our total environmental accrual was $456 million, compared with $458 million at December 31, 2017. We expect to incur a substantial amount of these expenditures within the next 30 years. We have not reduced these accruals for possible insurance recoveries. In the future, we may be involved in additional environmental assessments, cleanups and proceedings.

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

At September 30, 2018, we had performance obligations secured by letters of credit and bank guarantees of $628 million related to various purchase and other commitments incident to the ordinary conduct of business.

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

Purchase and sales contracts with firm minimum notional volumes for commodities that are readily convertible to cash are recorded on our consolidated balance sheet as derivatives unless the contracts are eligible for, and we elect, the normal purchases and normal sales exception, whereby the contracts are recorded on an accrual basis. We generally apply the normal purchases and normal sales exception to eligible crude oil, refined petroleum products, NGL, natural gas and power commodity contracts to purchase or sell quantities we expect to use or sell in the normal course of business. All other derivative instruments are recorded at fair value on our consolidated balance sheet. For further information on the fair value of derivatives, see Note 13—Fair Value Measurements.

Commodity Derivative Contracts—We sell into or receive supply from the worldwide crude oil, refined petroleum products, NGL, natural gas and electric power markets, exposing our revenues, purchases, cost of operating activities and cash flows to fluctuations in the prices for these commodities. Generally, our policy is to remain exposed to the market prices of commodities; however, we use futures, forwards, swaps and options in various markets to balance physical systems, meet customer needs, manage price exposures on specific transactions, and do a limited, immaterial amount of trading not directly related to our physical business, all of which may reduce our exposure to fluctuations in market prices. We also use the market knowledge gained from these activities to capture market opportunities such as moving physical commodities to more profitable locations, storing commodities to capture seasonal or time premiums, and blending commodities to capture quality upgrades.

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

	Millions of Dollars
	September 30, 2018				December 31, 2017
	Commodity Derivatives		Effect of Collateral Netting	Net Carrying Value Presented on the Balance Sheet	Commodity Derivatives		Effect of Collateral Netting	Net Carrying Value Presented on the Balance Sheet
	Assets	Liabilities			Assets	Liabilities

Assets
Prepaid expenses and other current assets	$58	(30)	(4)	24	43	(19)	—	24
Other assets	11	(3)	—	8	7	(3)	—	4
Liabilities
Other accruals	1,078	(1,274)	155	(41)	699	(746)	21	(26)
Other liabilities and deferred credits	25	(26)	—	(1)	—	(1)	—	(1)
Total	$1,172	(1,333)	151	(10)	749	(769)	21	1

At September 30, 2018, and December 31, 2017, there was no material cash collateral received or paid that was not offset on our consolidated balance sheet.

The realized and unrealized gains (losses) incurred from commodity derivatives, and the line items where they appear on our consolidated statement of income, were:

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017

Sales and other operating revenues	$(98)	(256)	(227)	(101)
Other income	3	33	(17)	46
Purchased crude oil and products	(138)	(111)	(311)	16
Net loss from commodity derivative activity	$(233)	(334)	(555)	(39)

The following table summarizes our material net exposures resulting from outstanding commodity derivative contracts. These financial and physical derivative contracts are primarily used to manage price exposure on our underlying operations. The underlying exposures may be from non-derivative positions such as inventory volumes. Financial derivative contracts may also offset physical derivative contracts, such as forward sales contracts. The percentage of our derivative contract volumes expiring within the next 12 months was at least 98 percent at September 30, 2018, and December 31, 2017.

	Open Position Long / (Short)
	September 30 2018	December 31 2017
Commodity
Crude oil, refined petroleum products and NGL (millions of barrels)	(45)	(11)

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

The aggregate net fair value of these swaps, which is included in the “Prepaid expenses and other current assets” and “Other assets” lines on our consolidated balance sheet, totaled $24 million and $14 million at September 30, 2018, and December 31, 2017, respectively.

We report the mark-to-market gains or losses on our interest rate swaps designated as highly effective cash-flow hedges as a component of other comprehensive income (loss), and reclassify such gains and losses into earnings in the same period during which the hedged transaction affects earnings. Net realized gains and losses from settlements of the swaps were immaterial for the three and nine months ended September 30, 2018 and 2017.

We currently estimate that pre-tax gains of $8 million will be reclassified from accumulated other comprehensive loss into general and administrative expenses during the next twelve months as the hedged transactions settle; however, the actual amounts that will be reclassified will vary based on changes in interest rates.

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

The aggregate fair values of all derivative instruments with such credit-risk-related contingent features that were in a liability position were immaterial at September 30, 2018, and December 31, 2017.

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

We classify the fair value of an asset or liability based on the significance of its observable or unobservable inputs to the measurement. However, the fair value of an asset or liability initially reported as Level 3 will be subsequently reported as Level 2 if the unobservable inputs become inconsequential to its measurement or corroborating market data becomes available. Conversely, an asset or liability initially reported as Level 2 will be subsequently reported as Level 3 if corroborating market data becomes unavailable. For the nine months ended September 30, 2018, derivative assets with an aggregate value of $244 million and derivative liabilities with an aggregate value of $244 million were transferred to Level 1 from Level 2, as measured from the beginning of the reporting period. The measurements were reclassified within the fair value hierarchy due to the availability of unadjusted quoted prices from an active market.

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

Physical commodity forward purchase and sales contracts are generally valued using forward quotes provided by brokers and price index developers, such as Platts and Oil Price Information Service. We corroborate these quotes with market data and classify the resulting fair values as Level 2. When forward market prices are not available, we estimate fair value using the forward price of a similar commodity, adjusted for the difference in quality or location. In certain less liquid markets or for longer-term contracts, forward prices are not as readily available. In these circumstances, physical commodity purchase and sales contracts are valued using internally developed methodologies that consider historical relationships among various commodities that result in management’s best estimate of fair value. We classify these contracts as Level 3. Physical commodity options are valued using industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors and contractual prices for the underlying instruments, as well as other relevant economic measures. The degree to which these inputs are observable in the forward markets determines whether the options are classified as Level 2 or 3. We use a mid-market pricing convention (the mid-point between bid and ask prices). When appropriate, valuations are adjusted to reflect credit considerations, generally based on available market evidence.
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

We have master netting agreements for all of our exchange-cleared derivative instruments and certain of our physical commodity forward contracts (primarily pipeline crude oil deliveries). The following tables show the impact of these agreements in the column “Effect of Counterparty Netting.”

The carrying values and fair values by hierarchy of our material financial instruments and commodity forward contracts, either carried or disclosed at fair value, including any effects of netting derivative assets with liabilities and netting collateral due to right of setoff or master netting agreements, were:

	Millions of Dollars
	September 30, 2018
	Fair Value Hierarchy			Total Fair Value of Gross Assets & Liabilities	Effect of Counterparty Netting	Effect of Collateral Netting	Difference in Carrying Value and Fair Value	Net Carrying Value Presented on the Balance Sheet
	Level 1	Level 2	Level 3
Commodity Derivative Assets
Exchange-cleared instruments	$672	480	—	1,152	(1,136)	(4)	—	12
Physical forward contracts	—	19	1	20	—	—	—	20
Interest rate derivatives	—	24	—	24	—	—	—	24
Rabbi trust assets	121	—	—	121	N/A	N/A	—	121
	$793	523	1	1,317	(1,136)	(4)	—	177

Commodity Derivative Liabilities
Exchange-cleared instruments	$790	501	—	1,291	(1,136)	(155)	—	—
Physical forward contracts	—	38	4	42	—	—	—	42
Floating-rate debt	—	1,375	—	1,375	N/A	N/A	—	1,375
Fixed-rate debt, excluding capital leases	—	10,132	—	10,132	N/A	N/A	(359)	9,773
	$790	12,046	4	12,840	(1,136)	(155)	(359)	11,190

	Millions of Dollars
	December 31, 2017
	Fair Value Hierarchy			Total Fair Value of Gross Assets & Liabilities	Effect of Counterparty Netting	Effect of Collateral Netting	Difference in Carrying Value and Fair Value	Net Carrying Value Presented on the Balance Sheet
	Level 1	Level 2	Level 3
Commodity Derivative Assets
Exchange-cleared instruments	$333	395	—	728	(721)	—	—	7
Physical forward contracts	—	20	1	21	—	—	—	21
Interest rate derivatives	—	14	—	14	—	—	—	14
Rabbi trust assets	112	—	—	112	N/A	N/A	—	112
	$445	429	1	875	(721)	—	—	154

Commodity Derivative Liabilities
Exchange-cleared instruments	$369	373	—	742	(721)	(21)	—	—
Physical forward contracts	—	23	4	27	—	—	—	27
Floating-rate debt	—	1,150	—	1,150	N/A	N/A	—	1,150
Fixed-rate debt, excluding capital leases	—	9,746	—	9,746	N/A	N/A	(978)	8,768
	$369	11,292	4	11,665	(721)	(21)	(978)	9,945

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

Nonrecurring Fair Value Measurements
See Note 5—Business Combinations, for information on the remeasurement of our investment in MSLP to fair value in 2017. During the nine months ended September 30, 2018 and 2017, there were no other material nonrecurring fair value remeasurements of assets subsequent to their initial recognition.

Note 14—Pension and Postretirement Plans

The components of net periodic benefit cost for the three and nine months ended September 30, 2018 and 2017, were as follows:

	Millions of Dollars
	Pension Benefits				Other Benefits
	2018		2017		2018	2017
	U.S.	Int’l.	U.S.	Int’l.
Components of Net Periodic Benefit Cost
Three Months Ended September 30
Service cost	$34	5	33	8	2	1
Interest cost	26	6	27	7	1	2
Expected return on plan assets	(42)	(11)	(37)	(11)	—	—
Amortization of prior service cost	—	—	1	—	—	—
Recognized net actuarial loss	14	5	17	6	—	—
Settlements	49	—	21	—	—	—
Net periodic benefit cost*	$81	5	62	10	3	3

Nine Months Ended September 30
Service cost	$102	22	99	25	5	4
Interest cost	78	21	81	20	5	6
Expected return on plan assets	(127)	(35)	(110)	(30)	—	—
Amortization of prior service cost (credit)	—	(1)	2	(1)	(1)	(1)
Recognized net actuarial loss	44	15	52	18	—	—
Settlements	54	—	76	—	—	—
Net periodic benefit cost*	$151	22	200	32	9	9
* Included in the “Operating expenses” and “Selling, general and administrative expenses” lines on our consolidated statement of income.

During the nine months ended September 30, 2018, we contributed $133 million to our U.S. employee benefit plans and $26 million to our international employee benefit plans. We currently expect to make additional contributions of approximately $20 million to our U.S. employee benefit plans and $10 million to our international employee benefit plans during the remainder of 2018.

During 2018 and 2017, lump-sum benefit payments exceeded the sum of service and interest costs for our U.S. pension plans. As a result, we recognized a proportionate share of prior actuarial losses, or pension settlement expense, totaling $54 million and $76 million for the nine months ended September 30, 2018 and 2017, respectively.

Note 15—Accumulated Other Comprehensive Loss

Changes in the balances of each component of accumulated other comprehensive loss were as follows:

	Millions of Dollars
	Defined Benefit Plans	Foreign Currency Translation	Hedging	Accumulated Other Comprehensive Loss

December 31, 2016	$(713)	(285)	3	(995)
Other comprehensive income before reclassifications	5	214	—	219
Amounts reclassified from accumulated other comprehensive loss*
Amortization of defined benefit plan items**
Net actuarial loss, prior service credit and settlements	92	—	—	92
Net current period other comprehensive income	97	214	—	311
September 30, 2017	$(616)	(71)	3	(684)

December 31, 2017	$(598)	(26)	7	(617)
Other comprehensive income (loss) before reclassifications	10	(113)	9	(94)
Amounts reclassified from accumulated other comprehensive loss
Amortization of defined benefit plan items**
Net actuarial loss, prior service credit and settlements	84	—	—	84
Foreign currency translation	—	(10)	—	(10)
Hedging	—	—	(2)	(2)
Net current period other comprehensive income (loss)	94	(123)	7	(22)
September 30, 2018	$(504)	(149)	14	(639)
* There were no significant reclassifications related to hedging or foreign currency translation in the prior year period.
** Included in the computation of net periodic benefit cost. See Note 14—Pension and Postretirement Plans, for additional information.

Note 16—Treasury Stock

In February 2018, we entered into a Stock Purchase and Sale Agreement (Purchase Agreement) with Berkshire Hathaway Inc. and National Indemnity Company, a wholly owned subsidiary of Berkshire Hathaway, to repurchase 35 million shares of Phillips 66 common stock for an aggregate purchase price of $3,280 million. Pursuant to the Purchase Agreement, the purchase price per share of $93.725 was based on the volume-weighted-average price of our common stock on the New York Stock Exchange on February 13, 2018. The transaction closed in February 2018. We funded the repurchase with cash of $1,880 million and borrowings of $1,400 million under our commercial paper program. These borrowings were subsequently refinanced through a public offering of senior notes in March 2018. This specific share repurchase transaction was separately authorized by our Board of Directors and therefore does not impact previously announced authorizations to repurchase shares of Phillips 66 common stock under our share repurchase program, which total up to $12.0 billion. See Note 9—Debt, for additional information regarding our borrowing activity during the nine months ended September 30, 2018.

Note 17—Restricted Cash

At September 30, 2018, and December 31, 2017, the company did not have any restricted cash. The restrictions on the cash acquired in February 2017, as a result of the consolidation of MSLP, were fully removed in May 2017 when MSLP’s outstanding debt that contained lender restrictions on the use of cash was paid in full. See Note 5—Business Combinations, for additional information regarding our consolidation of MSLP.

Note 18—Related Party Transactions

Significant transactions with related parties were:

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017

Operating revenues and other income (a)	$955	638	2,717	1,778
Purchases (b)	3,667	2,557	9,534	6,932
Operating expenses and selling, general and administrative expenses (c)	12	13	44	52

(a)
We sold NGL and other petrochemical feedstocks, along with solvents, to CPChem, gas oil and hydrogen feedstocks to Excel Paralubes (Excel), and refined petroleum products to OnCue Holdings, LLC. We also sold certain feedstocks and intermediate products to WRB and acted as agent for WRB in supplying crude oil and other feedstocks for a fee. In addition, we charged several of our affiliates, including CPChem, for the use of common facilities, such as steam generators, waste and water treaters and warehouse facilities.

(b)
We purchased crude oil and refined petroleum products from WRB and also acted as agent for WRB in distributing solvents. We also purchased natural gas and NGL from DCP Midstream and CPChem, as well as other feedstocks from various affiliates, for use in our refinery and fractionation processes. In addition, we purchased base oils and fuel products from Excel for use in our specialty and refining businesses. We paid NGL fractionation fees to CPChem. We also paid fees to various pipeline affiliates for transporting crude oil, refined petroleum products and NGL.

(c)	We paid utility and processing fees to various affiliates.

Note 19—Segment Disclosures and Related Information

Our operating segments are:

1)
Midstream—Provides crude oil and refined petroleum products transportation, terminaling and processing services, as well as natural gas, NGL and liquefied petroleum gas (LPG) transportation, storage, processing and marketing services, mainly in the United States. The Midstream segment includes our master limited partnership, Phillips 66 Partners, as well as our 50 percent equity investment in DCP Midstream.

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

Analysis of Results by Operating Segment

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
Sales and Other Operating Revenues
Midstream
Total sales	$2,287	1,433	6,234	4,467
Intersegment eliminations	(524)	(433)	(1,555)	(1,260)
Total Midstream	1,763	1,000	4,679	3,207
Chemicals	1	2	4	4
Refining
Total sales	21,949	16,499	61,707	46,014
Intersegment eliminations	(12,807)	(10,461)	(37,027)	(28,641)
Total Refining	9,142	6,038	24,680	17,373
Marketing and Specialties
Total sales	19,332	18,887	54,471	52,903
Intersegment eliminations	(457)	(306)	(1,492)	(900)
Total Marketing and Specialties	18,875	18,581	52,979	52,003
Corporate and Other	7	6	21	21
Consolidated sales and other operating revenues	$29,788	25,627	82,363	72,608

Net Income (Loss)
Midstream	$240	117	675	325
Chemicals	210	121	704	498
Refining	936	550	1,937	1,033
Marketing and Specialties	318	208	739	563
Corporate and Other	(136)	(147)	(498)	(426)
Consolidated net income	$1,568	849	3,557	1,993

	Millions of Dollars
	September 30 2018	December 31 2017
Total Assets
Midstream	$14,123	13,231
Chemicals	6,378	6,226
Refining	25,959	23,820
Marketing and Specialties	7,581	7,103
Corporate and Other	1,843	3,991
Consolidated total assets	$55,884	54,371

Note 20—Income Taxes

Our effective income tax rate for the three and nine months ended September 30, 2018, was 21 percent, compared with 32 percent and 31 percent for the corresponding periods of 2017. The decrease was primarily attributable to the enactment of the U.S. Tax Cuts and Jobs Act (the Tax Act) in December 2017, which reduced the U.S. federal corporate income tax rate from 35 percent to 21 percent beginning January 1, 2018. The effective income tax rates in the 2018 periods did not vary from the U.S. federal statutory income tax rate of 21 percent as the effect of state income tax expense was primarily offset by adjustments to the provisional income tax benefit related to the Tax Act, and the tax benefits associated with our foreign operations and income attributable to noncontrolling interests.

During the three and nine months ended September 30, 2018, we recorded income tax benefits of $49 million and $20 million, respectively, to adjust the provisional income tax benefit recorded in December 2017 upon enactment of the Tax Act. The adjustments to date were primarily due to the revision of our estimated deferred income tax balances in conjunction with the filing of our 2017 income tax return and the issuance of additional guidance by the U.S. Internal Revenue Service related to the calculation of the one-time deemed repatriation tax. We have not yet completed our accounting for the income tax effects of the Tax Act; however, we have made reasonable estimates of the effects on our existing deferred income tax balances and the one-time deemed repatriation tax. The final financial statement impact of the Tax Act may differ from our previously recorded estimates, possibly materially, due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, and changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates the company has utilized to calculate the provisional impacts. The U.S. Securities and Exchange Commission has issued rules that allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related income tax impacts.

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

We consolidate Phillips 66 Partners because we determined it is a VIE of which we are the primary beneficiary. As general partner of Phillips 66 Partners, we have the ability to control its financial interests, as well as the ability to direct the activities that most significantly impact its economic performance. As a result of this consolidation, the public common and perpetual convertible preferred unitholders’ ownership interests in Phillips 66 Partners are reflected as noncontrolling interests in our financial statements. At September 30, 2018, we owned a 54 percent limited partner interest and a 2 percent general partner interest in Phillips 66 Partners, while the public owned a 44 percent limited partner interest and 13.8 million perpetual convertible preferred units.

The most significant assets of Phillips 66 Partners that are available to settle only its obligations, along with its most significant liabilities for which its creditors do not have recourse to Phillips 66’s general credit, were:

	Millions of Dollars
	September 30 2018	December 31 2017

Cash and cash equivalents	$100	185
Equity investments*	2,215	1,932
Net properties, plants and equipment	2,999	2,918
Long-term debt	2,922	2,920
* Included in “Investments and long-term receivables” line on the Phillips 66 consolidated balance sheet.

Financing Activities
Phillips 66 Partners’ initial $250 million continuous offering of common units, or at-the-market (ATM) program, was completed in June 2018.  At that time, Phillips 66 Partners commenced issuing common units under its second $250 million ATM program. For the nine months ended September 30, 2018 and 2017, on a settlement-date basis, Phillips 66 Partners generated net proceeds of $114 million and $171 million, respectively, from common units issued under the ATM programs. Since inception through September 30, 2018, the ATM programs generated net proceeds of $306 million.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months.  Leases will continue to be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  Similarly, lessors will be required to classify leases as sales-type, finance or operating, with classification affecting the pattern of income recognition.  Classification for both lessees and lessors will be based on an assessment of whether risks and rewards, as well as substantive control have been transferred through a lease contract.  Public business entities should apply the guidance in ASU No. 2016-02 for annual periods beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted. We plan to adopt ASU No. 2016-02 by recognizing a cumulative-effect adjustment to the opening balance of retained earnings as of our adoption date of January 1, 2019. We are currently evaluating the provisions of ASU No. 2016-02 and assessing its impact on our consolidated financial statements. As part of our assessment to-date, we have formed an implementation team, selected a software package, and completed software design and configuration within a test environment. Furthermore, we continue to load our lease population into the software and test the software configuration, lease data and system reports. We expect the adoption of ASU No. 2016-02 will materially gross up our consolidated balance sheet with the recognition of the ROU assets and operating lease liabilities.  The impact to our consolidated statements of income and cash flows is not expected to be material.  The new standard will also require additional disclosures for financing and operating leases.

Note 23—Condensed Consolidating Financial Information

Phillips 66 has senior notes outstanding, the payment obligations of which are fully and unconditionally guaranteed by Phillips 66 Company, a 100-percent-owned subsidiary. The following condensed consolidating financial information presents the results of operations, financial position and cash flows for:

•	Phillips 66 and Phillips 66 Company (in each case, reflecting investments in subsidiaries utilizing the equity method of accounting).

•	All other nonguarantor subsidiaries.

•	The consolidating adjustments necessary to present Phillips 66’s results on a consolidated basis.

This condensed consolidating financial information should be read in conjunction with the accompanying consolidated financial statements and notes.

	Millions of Dollars
	Three Months Ended September 30, 2018
Statement of Income	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Revenues and Other Income
Sales and other operating revenues	$—	22,866	6,922	—	29,788
Equity in earnings of affiliates	1,573	1,160	186	(2,140)	779
Net gain on dispositions	—	—	1	—	1
Other income	—	23	1	—	24
Intercompany revenues	—	1,091	4,371	(5,462)	—
Total Revenues and Other Income	1,573	25,140	11,481	(7,602)	30,592

Costs and Expenses
Purchased crude oil and products	—	21,656	10,095	(5,366)	26,385
Operating expenses	—	946	280	(20)	1,206
Selling, general and administrative expenses	2	338	103	(3)	440
Depreciation and amortization	—	232	114	—	346
Impairments	—	1	—	—	1
Taxes other than income taxes	—	84	25	—	109
Accretion on discounted liabilities	—	4	1	—	5
Interest and debt expense	100	36	62	(73)	125
Total Costs and Expenses	102	23,297	10,680	(5,462)	28,617
Income before income taxes	1,471	1,843	801	(2,140)	1,975
Income tax expense (benefit)	(21)	270	158	—	407
Net Income	1,492	1,573	643	(2,140)	1,568
Less: net income attributable to noncontrolling interests	—	—	76	—	76
Net Income Attributable to Phillips 66	$1,492	1,573	567	(2,140)	1,492

Comprehensive Income	$1,533	1,614	635	(2,173)	1,609

	Millions of Dollars
	Three Months Ended September 30, 2017
Statement of Income	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Revenues and Other Income
Sales and other operating revenues	$—	18,941	6,686	—	25,627
Equity in earnings of affiliates	880	608	172	(1,130)	530
Net gain (loss) on dispositions	—	1	(1)	—	—
Other income	—	34	15	—	49
Intercompany revenues	—	522	3,805	(4,327)	—
Total Revenues and Other Income	880	20,106	10,677	(5,457)	26,206

Costs and Expenses
Purchased crude oil and products	—	15,981	7,744	(4,262)	19,463
Operating expenses	—	857	285	(8)	1,134
Selling, general and administrative expenses	2	338	98	(3)	435
Depreciation and amortization	—	225	112	—	337
Impairments	—	—	1	—	1
Taxes other than income taxes	—	1,464	1,992	—	3,456
Accretion on discounted liabilities	—	3	2	—	5
Interest and debt expense	86	20	60	(54)	112
Foreign currency transaction losses	—	—	7	—	7
Total Costs and Expenses	88	18,888	10,301	(4,327)	24,950
Income before income taxes	792	1,218	376	(1,130)	1,256
Income tax expense (benefit)	(31)	338	100	—	407
Net Income	823	880	276	(1,130)	849
Less: net income attributable to noncontrolling interests	—	—	26	—	26
Net Income Attributable to Phillips 66	$823	880	250	(1,130)	823

Comprehensive Income	$948	1,005	362	(1,341)	974

	Millions of Dollars
	Nine Months Ended September 30, 2018
Statement of Income	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Revenues and Other Income
Sales and other operating revenues	$—	63,703	18,660	—	82,363
Equity in earnings of affiliates	3,600	2,638	566	(4,858)	1,946
Net gain on dispositions	—	7	11	—	18
Other income	—	25	22	—	47
Intercompany revenues	—	2,456	11,386	(13,842)	—
Total Revenues and Other Income	3,600	68,829	30,645	(18,700)	84,374

Costs and Expenses
Purchased crude oil and products	—	59,724	27,113	(13,567)	73,270
Operating expenses	—	2,771	875	(51)	3,595
Selling, general and administrative expenses	6	966	294	(8)	1,258
Depreciation and amortization	—	691	328	—	1,019
Impairments	—	2	5	—	7
Taxes other than income taxes	—	248	80	—	328
Accretion on discounted liabilities	—	13	4	—	17
Interest and debt expense	304	108	187	(216)	383
Foreign currency transaction gains	—	—	(30)	—	(30)
Total Costs and Expenses	310	64,523	28,856	(13,842)	79,847
Income before income taxes	3,290	4,306	1,789	(4,858)	4,527
Income tax expense (benefit)	(65)	706	329	—	970
Net Income	3,355	3,600	1,460	(4,858)	3,557
Less: net income attributable to noncontrolling interests	—	—	202	—	202
Net Income Attributable to Phillips 66	$3,355	3,600	1,258	(4,858)	3,355

Comprehensive Income	$3,333	3,578	1,357	(4,733)	3,535

	Millions of Dollars
	Nine Months Ended September 30, 2017
Statement of Income	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Revenues and Other Income
Sales and other operating revenues	$—	52,844	19,764	—	72,608
Equity in earnings of affiliates	2,083	1,677	408	(2,811)	1,357
Net gain on dispositions	—	1	14	—	15
Other income	—	469	50	—	519
Intercompany revenues	—	1,172	9,654	(10,826)	—
Total Revenues and Other Income	2,083	56,163	29,890	(13,637)	74,499

Costs and Expenses
Purchased crude oil and products	—	44,622	21,489	(10,616)	55,495
Operating expenses	—	2,779	806	(44)	3,541
Selling, general and administrative expenses	6	962	298	(8)	1,258
Depreciation and amortization	—	657	315	—	972
Impairments	—	17	1	—	18
Taxes other than income taxes	—	4,287	5,681	—	9,968
Accretion on discounted liabilities	—	12	4	—	16
Interest and debt expense	263	46	173	(158)	324
Foreign currency transaction losses	—	—	6	—	6
Total Costs and Expenses	269	53,382	28,773	(10,826)	71,598
Income before income taxes	1,814	2,781	1,117	(2,811)	2,901
Income tax expense (benefit)	(94)	698	304	—	908
Net Income	1,908	2,083	813	(2,811)	1,993
Less: net income attributable to noncontrolling interests	—	—	85	—	85
Net Income Attributable to Phillips 66	$1,908	2,083	728	(2,811)	1,908

Comprehensive Income	$2,219	2,394	1,024	(3,333)	2,304

	Millions of Dollars
	September 30, 2018
Balance Sheet	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Assets
Cash and cash equivalents	$—	476	448	—	924
Accounts and notes receivable	7	6,049	5,225	(3,310)	7,971
Inventories	—	3,537	2,007	—	5,544
Prepaid expenses and other current assets	—	557	318	—	875
Total Current Assets	7	10,619	7,998	(3,310)	15,314
Investments and long-term receivables	32,053	23,114	9,365	(50,221)	14,311
Net properties, plants and equipment	—	13,072	8,553	—	21,625
Goodwill	—	2,853	417	—	3,270
Intangibles	—	728	146	—	874
Other assets	9	323	160	(2)	490
Total Assets	$32,069	50,709	26,639	(53,533)	55,884

Liabilities and Equity
Accounts payable	$—	8,380	4,285	(3,310)	9,355
Short-term debt	300	11	5	—	316
Accrued income and other taxes	—	443	708	—	1,151
Employee benefit obligations	—	513	56	—	569
Other accruals	136	263	184	—	583
Total Current Liabilities	436	9,610	5,238	(3,310)	11,974
Long-term debt	7,926	55	3,040	—	11,021
Asset retirement obligations and accrued environmental costs	—	465	172	—	637
Deferred income taxes	—	3,678	1,635	(2)	5,311
Employee benefit obligations	—	573	220	—	793
Other liabilities and deferred credits	359	4,407	4,048	(8,461)	353
Total Liabilities	8,721	18,788	14,353	(11,773)	30,089
Common stock	5,340	24,953	8,906	(33,859)	5,340
Retained earnings	18,647	7,607	1,212	(8,848)	18,618
Accumulated other comprehensive loss	(639)	(639)	(308)	947	(639)
Noncontrolling interests	—	—	2,476	—	2,476
Total Liabilities and Equity	$32,069	50,709	26,639	(53,533)	55,884

	Millions of Dollars
	December 31, 2017
Balance Sheet	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Assets
Cash and cash equivalents	$—	1,411	1,708	—	3,119
Accounts and notes receivable	10	5,317	4,476	(2,297)	7,506
Inventories	—	2,386	1,009	—	3,395
Prepaid expenses and other current assets	2	276	92	—	370
Total Current Assets	12	9,390	7,285	(2,297)	14,390
Investments and long-term receivables	32,125	23,483	9,959	(51,626)	13,941
Net properties, plants and equipment	—	13,117	8,343	—	21,460
Goodwill	—	2,853	417	—	3,270
Intangibles	—	722	154	—	876
Other assets	12	266	158	(2)	434
Total Assets	$32,149	49,831	26,316	(53,925)	54,371

Liabilities and Equity
Accounts payable	$—	7,272	3,052	(2,297)	8,027
Short-term debt	—	9	32	—	41
Accrued income and other taxes	—	451	551	—	1,002
Employee benefit obligations	—	513	69	—	582
Other accruals	55	298	102	—	455
Total Current Liabilities	55	8,543	3,806	(2,297)	10,107
Long-term debt	6,972	50	3,047	—	10,069
Asset retirement obligations and accrued environmental costs	—	467	174	—	641
Deferred income taxes	—	3,349	1,661	(2)	5,008
Employee benefit obligations	—	639	245	—	884
Other liabilities and deferred credits	8	4,700	3,814	(8,288)	234
Total Liabilities	7,035	17,748	12,747	(10,587)	26,943
Common stock	9,396	24,952	10,125	(35,077)	9,396
Retained earnings	16,335	7,748	1,306	(9,083)	16,306
Accumulated other comprehensive loss	(617)	(617)	(205)	822	(617)
Noncontrolling interests	—	—	2,343	—	2,343
Total Liabilities and Equity	$32,149	49,831	26,316	(53,925)	54,371

	Millions of Dollars
	Nine Months Ended September 30, 2018
Statement of Cash Flows	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Cash Flows From Operating Activities
Net Cash Provided by Operating Activities	$3,094	3,070	1,425	(4,155)	3,434

Cash Flows From Investing Activities
Capital expenditures and investments*	—	(633)	(1,012)	—	(1,645)
Proceeds from asset dispositions**	—	328	36	(325)	39
Intercompany lending activities	904	(510)	(394)	—	—
Other	—	(7)	73	—	66
Net Cash Provided by (Used in) Investing Activities	904	(822)	(1,297)	(325)	(1,540)

Cash Flows From Financing Activities
Issuance of debt	1,509	—	85	—	1,594
Repayment of debt	(250)	(9)	(115)	—	(374)
Issuance of common stock	39	—	—	—	39
Repurchase of common stock	(4,148)	—	—	—	(4,148)
Dividends paid on common stock	(1,069)	(3,174)	(981)	4,155	(1,069)
Distributions to noncontrolling interests	—	—	(146)	—	(146)
Net proceeds from issuance of Phillips 66 Partners LP common units	—	—	114	—	114
Other*	(79)	—	(325)	325	(79)
Net Cash Used in Financing Activities	(3,998)	(3,183)	(1,368)	4,480	(4,069)

Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	—	—	(20)	—	(20)

Net Change in Cash, Cash Equivalents and Restricted Cash	—	(935)	(1,260)	—	(2,195)
Cash, cash equivalents and restricted cash at beginning of period	—	1,411	1,708	—	3,119
Cash, Cash Equivalents and Restricted Cash at End of Period	$—	476	448	—	924
* Includes intercompany capital contributions.
** Includes return of investments in equity affiliates.

	Millions of Dollars
	Nine Months Ended September 30, 2017
Statement of Cash Flows	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Cash Flows From Operating Activities
Net Cash Provided by Operating Activities	$1,919	601	1,566	(2,369)	1,717

Cash Flows From Investing Activities
Capital expenditures and investments*	—	(842)	(593)	140	(1,295)
Proceeds from asset dispositions**	—	2	63	—	65
Intercompany lending activities	93	1,655	(1,748)	—	—
Collection of advances/loans—related parties	—	75	250	—	325
Restricted cash received from consolidation of business	—	—	318	—	318
Other	—	(82)	(7)	—	(89)
Net Cash Provided by (Used in) Investing Activities	93	808	(1,717)	140	(676)

Cash Flows From Financing Activities
Issuance of debt	1,700	—	1,383	—	3,083
Repayment of debt	(1,500)	(16)	(1,645)	—	(3,161)
Issuance of common stock	23	—	—	—	23
Repurchase of common stock	(1,127)	—	—	—	(1,127)
Dividends paid on common stock	(1,042)	(1,939)	(430)	2,369	(1,042)
Distributions to noncontrolling interests	—	—	(83)	—	(83)
Net proceeds from issuance of Phillips 66 Partners LP common units	—	—	171	—	171
Other*	(66)	—	140	(140)	(66)
Net Cash Used in Financing Activities	(2,012)	(1,955)	(464)	2,229	(2,202)

Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	—	—	(3)	—	(3)

Net Change in Cash, Cash Equivalents and Restricted Cash	—	(546)	(618)	—	(1,164)
Cash, cash equivalents and restricted cash at beginning of period	—	854	1,857	—	2,711
Cash, Cash Equivalents and Restricted Cash at End of Period	$—	308	1,239	—	1,547
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

BUSINESS ENVIRONMENT AND EXECUTIVE OVERVIEW

Phillips 66 is an energy manufacturing and logistics company with midstream, chemicals, refining, and marketing and specialties businesses. At September 30, 2018, we had total assets of $55.9 billion. Our common stock trades on the New York Stock Exchange (NYSE) under the symbol PSX.

Executive Overview
In the third quarter of 2018, we reported earnings of $1.5 billion and generated cash from operating activities of $582 million. We used available cash to fund capital expenditures and investments of $779 million, repurchase $405 million of our common stock and pay dividends of $370 million. We ended the third quarter of 2018 with $924 million of cash and cash equivalents and approximately $5.8 billion of total committed capacity available under our credit facilities.

Business Environment
The U.S. crude oil benchmark price, West Texas Intermediate (WTI), increased to an average of $69.71 per barrel during the third quarter of 2018, compared with an average of $67.99 per barrel during the second quarter of 2018. During the third quarter of 2018, the WTI discount versus the international benchmark Dated Brent decreased $0.79 per barrel compared with the second quarter of 2018. The slight reduction of the discount was mostly driven by the modest slowing of export volumes in the third quarter. During the third quarter of 2018, commodity prices had both favorable and unfavorable impacts on our businesses that vary by segment.

The Midstream segment, which includes our 50 percent equity investment in DCP Midstream, LLC (DCP Midstream), contains fee-based operations that are not directly exposed to commodity price risk, as well as operations that are directly linked to natural gas liquids (NGL) prices, natural gas prices and crude oil prices. Average natural gas prices slightly increased in the third quarter of 2018, compared with the second quarter of 2018. Additionally, U.S. natural gas production continues to increase due to higher dry gas production and growing associated gas production from tight oil developments.  NGL prices were higher in the third quarter of 2018, compared with the second quarter of 2018, due to higher global crude oil prices and increased domestic demand for ethane.

The Chemicals segment consists of our 50 percent equity investment in Chevron Phillips Chemical Company LLC (CPChem). The chemicals and plastics industry is mainly a commodity-based industry where the margins for key products are based on supply and demand, as well as cost factors. During the third quarter of 2018, the high-density polyethylene chain margin contracted due to lower polyethylene prices and higher feedstock costs. However, North American ethane-based crackers integrated through ethylene derivatives continue to benefit from a feedstock price advantage associated with abundant domestic supply and continue to capture a higher polyethylene chain margin than crackers in most other regions of the world.

Our Refining segment results are driven by several factors, including refining margins, cost control, refinery throughput, feedstock costs, product yields and turnaround activity. Industry crack spread indicators, the difference between market prices for refined petroleum products and crude oil, are used to estimate refining margins. During the third quarter of 2018, the U.S. 3:2:1 crack spread (three barrels of crude oil producing two barrels of gasoline and one barrel of diesel) decreased compared with the second quarter of 2018 primarily due to lower gasoline cracks caused by higher refinery utilization and inventory. Northwest Europe crack spreads on average increased in the third quarter of 2018, compared with the second quarter of 2018 due to strengthening Asian and West African markets.

Results for our Marketing and Specialties (M&S) segment depend largely on marketing fuel margins, lubricant margins, and other specialty product margins. While M&S margins are primarily driven by market factors, largely determined by the relationship between supply and demand, marketing fuel margins, in particular, are influenced by the trend in spot prices for refined petroleum products. Generally speaking, a downward trend of spot prices has a favorable impact on marketing fuel margins, while an upward trend of spot prices has an unfavorable impact on marketing fuel margins.

RESULTS OF OPERATIONS

Unless otherwise indicated, discussion of results for the three and nine months ended September 30, 2018, is based on a comparison with the corresponding periods of 2017.

Basis of Presentation

During the fourth quarter of 2017, the segment performance measure used by our chief executive officer to assess performance and allocate resources was changed from “net income attributable to Phillips 66” to “net income.”  Prior period segment information has been recast to conform to the current presentation.

Consolidated Results

A summary of net income (loss) by business segment with a reconciliation to net income attributable to Phillips 66 follows:

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017

Midstream	$240	117	675	325
Chemicals	210	121	704	498
Refining	936	550	1,937	1,033
Marketing and Specialties	318	208	739	563
Corporate and Other	(136)	(147)	(498)	(426)
Net income	1,568	849	3,557	1,993
Less: net income attributable to noncontrolling interests	76	26	202	85
Net income attributable to Phillips 66	$1,492	823	3,355	1,908

Our earnings increased $669 million, or 81 percent, in the third quarter of 2018, mainly reflecting:

•	Higher realized refining and marketing margins.

•	Higher earnings from equity affiliates in our Midstream and Chemicals segments.

•
Favorable income tax impacts due to the reduction of the U.S. federal corporate income tax rate beginning January 1, 2018, as a result of the U.S. Tax Cuts and Jobs Act (the Tax Act) enacted in December 2017.

These increases were partially offset by:

•	Higher net income attributable to noncontrolling interests due to the contribution of assets to Phillips 66 Partners LP (Phillips 66 Partners) in the fourth quarter of 2017.

•	Higher interest and debt expense.

Our earnings increased $1,447 million, or 76 percent, in the nine-month period of 2018, mainly reflecting:

•	Higher realized refining margins.

•	Higher earnings from equity affiliates in our Midstream and Chemicals segments.

•	Favorable income tax impacts due to the reduction of the U.S. federal corporate income tax rate beginning January 1, 2018, as a result of the Tax Act enacted in December 2017.

These increases were partially offset by:

•	Absence of a $261 million after-tax gain from the consolidation of Merey Sweeny, L.P. (MSLP) in 2017.

•	Higher net income attributable to noncontrolling interests due to the contribution of assets to Phillips 66 Partners in the fourth quarter of 2017.

•	Higher interest and debt expense.

See the “Segment Results” section for additional information on our segment results.

Statement of Income Analysis

Sales and other operating revenues for the third quarter and nine-month period of 2018 increased 16 percent and 13 percent, respectively, and purchased crude oil and products increased 36 percent and 32 percent, respectively, mainly due to higher prices for petroleum products, crude oil and NGL. The increases in sales and other operating revenues in both periods were partially offset by a change in the presentation of excise taxes on sales of petroleum products resulting from our adoption of Financial Accounting Standard Board (FASB) Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” on January 1, 2018. As part of our adoption of this ASU, prospectively from January 1, 2018, our presentation of excise taxes on sales of petroleum products changed to a net basis from a gross basis. As a result, the “Sales and other operating revenues” and “Taxes other than income taxes” lines on our consolidated statement of income for the third quarter and nine-month period of 2018 are not presented on a comparable basis to the corresponding prior year periods. See Note 2—Changes in Accounting Principles and Note 3—Sales and Other Operating Revenues, in the Notes to Consolidated Financial Statements, for further information on our adoption of this ASU and our presentation of excise taxes on sales of petroleum products, respectively.

Equity in earnings of affiliates increased 47 percent and 43 percent in the third quarter and nine-month period of 2018, respectively. These increases were mainly due to higher equity earnings from WRB Refining LP (WRB), driven by improved realized margins, as well as equity affiliates in our Midstream and Chemicals segments. See the “Segment Results” section for additional information.

Other income decreased $472 million in the nine-month period of 2018. We recognized a noncash, pre-tax gain of $423 million in February 2017 related to the consolidation of MSLP. See Note 5—Business Combinations, in the Notes to Consolidated Financial Statements, for additional information.

Taxes other than income taxes decreased 97 percent in both the third quarter and nine-month period of 2018. The decrease was primarily attributable to the change in our presentation of excise taxes on sales of petroleum products resulting from our adoption of ASU No. 2014-09 on January 1, 2018. See the “Sales and other operating revenues” section above for further discussion.

Interest and debt expense increased 12 percent and 18 percent in the third quarter and nine-month period of 2018, respectively. The increase was due to higher average debt principal balances from our issuance of senior notes totaling $1,500 million in March 2018 and Phillips 66 Partners’ issuance of senior notes totaling $650 million in October 2017.

Income tax expense increased $62 million in the nine-month period of 2018 primarily due to higher income before income taxes, partially offset by the reduction of the U.S. federal corporate income tax rate from 35 percent to 21 percent beginning January 1, 2018, as a result of the Tax Act. See Note 20—Income Taxes, in the Notes to Consolidated Financial Statements, for information regarding our income tax expense and effective income tax rates.

Net income attributable to noncontrolling interests increased $50 million and $117 million in the third quarter and nine-month period of 2018, respectively, due to the contribution of assets to Phillips 66 Partners in 2017.

Segment Results

Midstream

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017

	Millions of Dollars
Net Income (Loss)
Transportation	$175	119	448	271
NGL and Other	43	(3)	166	23
DCP Midstream	22	1	61	31
Total Midstream	$240	117	675	325

	Thousands of Barrels Daily
Transportation Volumes
Pipelines*	3,706	3,447	3,569	3,449
Terminals	3,179	2,675	3,021	2,552
Operating Statistics
NGL fractionated**	227	177	213	176
NGL production***	426	378	412	362
* Pipelines represent the sum of volumes transported through each separately tariffed pipeline segment, including our share of equity volumes from Yellowstone Pipe Line Company and Lake Charles Pipe Line Company.
** Excludes DCP Midstream.
*** Includes 100 percent of DCP Midstream’s volumes.

Dollars Per Gallon
Weighted-Average NGL Price*
DCP Midstream	$0.87	0.62	0.78	0.59
* Based on index prices from the Mont Belvieu market hub, which are weighted by NGL component mix.

The Midstream segment provides crude oil and refined petroleum products transportation, terminaling and processing services, as well as natural gas, NGL and liquefied petroleum gas (LPG) transportation, storage, processing and marketing services, mainly in the United States. This segment includes our master limited partnership (MLP), Phillips 66 Partners, as well as our 50 percent equity investment in DCP Midstream, which includes the operations of its MLP, DCP Midstream, LP (DCP Partners).

Net income from the Midstream segment increased $123 million in the third quarter of 2018 and $350 million in the nine-month period of 2018.

Net income from our Transportation business increased $56 million in the third quarter of 2018 and $177 million in the nine-month period of 2018. The increased results in both periods were mainly driven by higher volumes, tariffs and storage rates from our portfolio of consolidated and joint venture assets.

Net income from our NGL and Other business increased $46 million in the third quarter of 2018 and $143 million in the nine-month period of 2018. The increased results in both periods were mainly due to the contribution of MSLP to Phillips 66 Partners in October 2017, improved realized margins and volumes, and higher equity earnings from affiliates, partially offset by a contingency accrual recorded in the third quarter of 2018.

Net income from our investment in DCP Midstream increased $21 million in the third quarter of 2018 and $30 million in the nine-month period of 2018. The increased results in both periods were mainly due to the timing of incentive distribution income allocations from DCP Partners and higher equity earnings from DCP Midstream’s affiliates. Additionally, results for the third quarter of 2017 reflected higher asset impairment charges.

See the “Business Environment and Executive Overview” section for information on market factors impacting this quarter’s results.

Chemicals

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017

	Millions of Dollars

Net Income	$210	121	704	498

	Millions of Pounds
CPChem Externally Marketed Sales Volumes*
Olefins and Polyolefins	4,883	3,842	14,048	11,995
Specialties, Aromatics and Styrenics	1,385	1,095	3,746	3,476
	6,268	4,937	17,794	15,471
* Represents 100 percent of CPChem’s outside sales of produced petrochemical products, as well as commission sales from equity affiliates.

Olefins and Polyolefins Capacity Utilization (percent)	91%	83	94	90

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

Net income from the Chemicals segment increased $89 million in the third quarter of 2018 and $206 million in the nine-month period of 2018. The increased results in both periods reflected the commencement of full operations at CPChem’s new U.S. Gulf Coast petrochemicals assets in the second quarter of 2018, which resulted in higher production and sales of polyethylene and ethylene, partially offset by lower capitalized interest. Additionally, lower hurricane-related costs and downtime in 2018, and favorable impacts of the lower U.S. federal corporate income tax rate beginning January 1, 2018, contributed to the increased results in both periods. Further, the nine-month period of 2018 reflected higher equity earnings from CPChem’s affiliates due to increased volumes and margins and the absence of an impairment charge recorded in 2017.

See the “Business Environment and Executive Overview” section for information on market factors impacting this quarter’s results.

Refining

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017

	Millions of Dollars
Net Income (Loss)
Atlantic Basin/Europe	$170	171	228	228
Gulf Coast	158	67	434	448
Central Corridor	627	197	1,222	286
West Coast	(19)	115	53	71
Worldwide	$936	550	1,937	1,033

	Dollars Per Barrel
Net Income (Loss)
Atlantic Basin/Europe	$3.76	3.27	1.72	1.58
Gulf Coast	2.27	0.95	2.01	2.14
Central Corridor	23.41	8.37	15.42	4.06
West Coast	(0.54)	3.14	0.51	0.71
Worldwide	5.29	3.01	3.65	1.97

Realized Refining Margins
Atlantic Basin/Europe	$11.48	10.02	9.82	8.22
Gulf Coast	9.09	7.26	8.64	7.33
Central Corridor	23.61	14.04	19.26	11.55
West Coast	9.53	12.95	10.25	11.37
Worldwide	13.36	10.49	11.72	9.19

	Thousands of Barrels Daily
	Three Months Ended September 30		Nine Months Ended September 30
Operating Statistics	2018	2017	2018	2017
Refining operations*
Atlantic Basin/Europe
Crude oil capacity	537	520	537	520
Crude oil processed	465	536	460	479
Capacity utilization (percent)	87%	103	86	92
Refinery production	494	574	488	536
Gulf Coast
Crude oil capacity	752	743	752	743
Crude oil processed	656	694	706	692
Capacity utilization (percent)	87%	93	94	93
Refinery production	765	771	797	774
Central Corridor
Crude oil capacity	493	493	493	493
Crude oil processed	531	480	501	472
Capacity utilization (percent)	108%	97	102	96
Refinery production	553	503	523	493
West Coast
Crude oil capacity	364	360	364	360
Crude oil processed	354	368	352	338
Capacity utilization (percent)	97%	102	97	94
Refinery production	381	398	379	364
Worldwide
Crude oil capacity	2,146	2,116	2,146	2,116
Crude oil processed	2,006	2,078	2,019	1,981
Capacity utilization (percent)	93%	98	94	94
Refinery production	2,193	2,246	2,187	2,167
* Includes our share of equity affiliates.

The Refining segment refines crude oil and other feedstocks into petroleum products (such as gasoline, distillates and aviation fuels) at 13 refineries in the United States and Europe.

Net income for the Refining segment increased $386 million in the third quarter of 2018 and $904 million in the nine-month period of 2018. The increased results in both periods were primarily due to higher realized refining margins. Additionally, results for the nine-month period of 2017 reflected an after-tax gain of $261 million recognized on the consolidation of MSLP in February 2017.

The increased realized refining margins for the third quarter and nine-month period of 2018 were primarily driven by higher feedstock advantage, clean product differentials and secondary product margins, as well as lower renewable identification number (RIN) costs, partially offset by a decline in market crack spreads.

See the “Business Environment and Executive Overview” section for information on market factors impacting this quarter’s results.

Our worldwide refining crude oil capacity utilization rate decreased to 93 percent in third quarter of 2018 compared with 98 percent in the third quarter 2017 due to higher unplanned downtime. Our worldwide refining crude oil capacity utilization rate for the nine-month period of 2018 and 2017 was 94 percent.

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

Under generally accepted accounting principles in the United States (GAAP), the performance measure most directly comparable to refining margin per barrel is the Refining segment’s “net income per barrel.” Refining margin per barrel excludes items that are typically included in a manufacturer’s gross margin, such as depreciation and operating expenses, and other items used to determine net income, such as general and administrative expenses and income taxes. It also includes our proportional share of joint venture refineries’ realized margins and excludes special items. Because refining realized margin per barrel is calculated in this manner, and because realized refining margin per barrel may be defined differently by other companies in our industry, it has limitations as an analytical tool. Following are reconciliations of net income to realized refining margins:

	Millions of Dollars, Except as Indicated
Realized Refining Margins	Atlantic Basin/ Europe	Gulf Coast	Central Corridor	West Coast	Worldwide

Three Months Ended September 30, 2018
Net income (loss)	$170	158	627	(19)	936
Plus:
Income tax expense (benefit)	39	52	212	(7)	296
Taxes other than income taxes	13	23	10	26	72
Depreciation, amortization and impairments	50	69	34	60	213
Selling, general and administrative expenses	16	13	7	11	47
Operating expenses	217	317	124	264	922
Equity in (earnings) losses of affiliates	2	1	(300)	—	(297)
Other segment (income) expense, net	(3)	1	4	—	2
Proportional share of refining gross margins contributed by equity affiliates	16	—	472	—	488
Special items:
Certain tax impacts	(1)	—	—	—	(1)
Realized refining margins	$519	634	1,190	335	2,678

Total processed inputs (thousands of barrels)	45,233	69,745	26,778	35,132	176,888
Adjusted total processed inputs (thousands of barrels)*	45,233	69,745	50,410	35,132	200,520

Net income (loss) per barrel (dollars per barrel)**	$3.76	2.27	23.41	(0.54)	5.29
Realized refining margins (dollars per barrel)***	11.48	9.09	23.61	9.53	13.36

Three Months Ended September 30, 2017
Net income	$171	67	197	115	550
Plus:
Income tax expense	76	42	120	75	313
Taxes other than income taxes	14	24	9	—	47
Depreciation, amortization and impairments	47	68	32	58	205
Selling, general and administrative expenses	16	14	8	12	50
Operating expenses	185	298	123	212	818
Equity in (earnings) losses of affiliates	3	(1)	(146)	—	(144)
Other segment (income) expense, net	(2)	—	8	2	8
Proportional share of refining gross margins contributed by equity affiliates	15	—	290	—	305
Realized refining margins	$525	512	641	474	2,152

Total processed inputs (thousands of barrels)	52,306	70,544	23,525	36,635	183,010
Adjusted total processed inputs (thousands of barrels)*	52,306	70,544	45,733	36,635	205,218

Net income per barrel (dollars per barrel)**	$3.27	0.95	8.37	3.14	3.01
Realized refining margins (dollars per barrel)***	10.02	7.26	14.04	12.95	10.49
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

	Millions of Dollars, Except as Indicated
Realized Refining Margins	Atlantic Basin/ Europe	Gulf Coast	Central Corridor	West Coast	Worldwide

Nine Months Ended September 30, 2018
Net income	$228	434	1,222	53	1,937
Plus:
Income tax expense	37	142	410	8	597
Taxes other than income taxes	43	71	31	76	221
Depreciation, amortization and impairments	152	199	101	178	630
Selling, general and administrative expenses	44	36	21	34	135
Operating expenses	727	975	356	722	2,780
Equity in (earnings) losses of affiliates	7	5	(459)	—	(447)
Other segment (income) expense, net	(10)	3	(8)	(11)	(26)
Proportional share of refining gross margins contributed by equity affiliates	73	—	1,051	—	1,124
Special items:
Certain tax impacts	(1)	—	—	—	(1)
Realized refining margins	$1,300	1,865	2,725	1,060	6,950

Total processed inputs (thousands of barrels)	132,429	215,827	79,223	103,378	530,857
Adjusted total processed inputs (thousands of barrels)*	132,429	215,827	141,522	103,378	593,156

Net income per barrel (dollars per barrel)**	$1.72	2.01	15.42	0.51	3.65
Realized refining margins (dollars per barrel)***	9.82	8.64	19.26	10.25	11.72

Nine Months Ended September 30, 2017
Net income	$228	448	286	71	1,033
Plus:
Income tax expense	41	268	170	48	527
Taxes other than income taxes	43	74	36	41	194
Depreciation, amortization and impairments	143	203	96	183	625
Selling, general and administrative expenses	45	40	24	35	144
Operating expenses	640	930	442	747	2,759
Equity in (earnings) losses of affiliates	9	(6)	(163)	—	(160)
Other segment (income) expense, net	(8)	(421)	14	4	(411)
Proportional share of refining gross margins contributed by equity affiliates	45	1	634	—	680
Realized refining margins	$1,186	1,537	1,539	1,129	5,391

Total processed inputs (thousands of barrels)	144,171	209,738	70,503	99,353	523,765
Adjusted total processed inputs (thousands of barrels)*	144,171	209,738	133,372	99,353	586,634

Net income per barrel (dollars per barrel)**	$1.58	2.14	4.06	0.71	1.97
Realized refining margins (dollars per barrel)***	8.22	7.33	11.55	11.37	9.19
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

Marketing and Specialties

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017

	Millions of Dollars
Net Income
Marketing and Other	$271	160	597	465
Specialties	47	48	142	98
Total Marketing and Specialties	$318	208	739	563

	Dollars Per Barrel
Net Income
U.S.	$1.10	0.65	0.85	0.64
International	3.69	1.79	2.57	1.90

Realized Marketing Fuel Margins
U.S.	$2.05	1.63	1.69	1.62
International	6.58	4.45	5.07	4.37

	Dollars Per Gallon
U.S. Average Wholesale Prices*
Gasoline	$2.35	1.89	2.25	1.85
Distillates	2.40	1.85	2.31	1.77
* On third-party branded petroleum product sales, excluding excise taxes.

	Thousands of Barrels Daily
Marketing Petroleum Products Sales Volumes
Gasoline	1,187	1,272	1,163	1,235
Distillates	955	946	949	898
Other	17	18	18	17
Total	2,159	2,236	2,130	2,150

The M&S segment purchases for resale and markets refined petroleum products (such as gasoline, distillates and aviation fuels), mainly in the United States and Europe. In addition, this segment includes the manufacturing and marketing of specialty products (such as base oils and lubricants), as well as power generation operations.

The M&S segment net income increased $110 million in the third quarter of 2018 and $176 million in the nine-month period of 2018. The increased results in both periods were primarily due to favorable impacts of the lower U.S. federal corporate income tax rate beginning January 1, 2018, and benefits from the retroactive extension of the 2017 biodiesel blender’s tax incentive in early 2018. Additionally, results for the third quarter of 2018 benefited from higher international realized marketing margins.

See the “Business Environment and Executive Overview” section for information on marketing fuel margins and other market factors impacting this quarter’s results.

Non-GAAP Reconciliations

Our realized marketing fuel margins measure the difference between a) sales and other operating revenues derived from the sale of fuels in our M&S segment and b) purchase costs of those fuels. These margins are converted to a per-barrel basis by dividing them by sales volumes measured on a barrel basis. Realized marketing fuel margin per barrel demonstrates the value uplift our marketing operations provide by optimizing the placement and ultimate sale of our refineries’ fuel production.

Within the M&S segment, the GAAP performance measure most directly comparable to marketing fuel margin per barrel is the marketing business’ “net income per barrel.” Realized marketing fuel margin per barrel excludes items that are typically included in gross margin, such as depreciation and operating expenses, and other items used to determine net income, such as general and administrative expenses and income taxes. Because realized marketing fuel margin per barrel excludes these items, and because realized marketing fuel margin per barrel may be defined differently by other companies in our industry, it has limitations as an analytical tool. Following are reconciliations of net income to realized marketing fuel margins:

	Millions of Dollars, Except as Indicated
	Three Months Ended September 30, 2018		Three Months Ended September 30, 2017
	U.S.	International	U.S.	International
Realized Marketing Fuel Margins
Net income	$191	94	118	44
Plus:
Income tax expense	65	28	73	14
Taxes other than income taxes*	3	1	1,409	1,970
Depreciation and amortization	3	17	3	17
Selling, general and administrative expenses	201	66	193	70
Equity in earnings of affiliates	(3)	(22)	(2)	(22)
Other operating revenues*	(104)	(7)	(1,499)	(1,973)
Other segment income, net	—	—	—	(1)
Marketing margins	356	177	295	119
Less: margin for non-fuel related sales	—	10	—	10
Realized marketing fuel margins	$356	167	295	109

Total fuel sales volumes (thousands of barrels)	173,072	25,441	181,110	24,596

Net income per barrel (dollars per barrel)	$1.10	3.69	0.65	1.79
Realized marketing fuel margins (dollars per barrel)**	2.05	6.58	1.63	4.45
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

	Millions of Dollars, Except as Indicated
	Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017
	U.S.	International	U.S.	International
Realized Marketing Fuel Margins
Net income	$430	192	331	138
Plus:
Income tax expense	145	49	200	43
Taxes other than income taxes*	(4)	1	4,062	5,607
Depreciation and amortization	10	53	10	48
Selling, general and administrative expenses	570	207	560	193
Equity in earnings of affiliates	(7)	(65)	(4)	(63)
Other operating revenues*	(286)	(20)	(4,312)	(5,616)
Other segment income, net	—	(3)	(15)	(1)
Marketing margins	858	414	832	349
Less: margin for non-fuel related sales	—	36	—	32
Realized marketing fuel margins	$858	378	832	317

Total fuel sales volumes (thousands of barrels)	506,577	74,692	514,077	72,710

Net income per barrel (dollars per barrel)	$0.85	2.57	0.64	1.90
Realized marketing fuel margins (dollars per barrel)**	1.69	5.07	1.62	4.37
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

Corporate and Other

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
Net Income (Loss)
Net interest expense	$(90)	(68)	(280)	(198)
Corporate general and administrative expenses	(66)	(45)	(171)	(131)
Technology	(17)	(16)	(52)	(45)
U.S. tax reform	49	—	32	—
Other	(12)	(18)	(27)	(52)
Total Corporate and Other	$(136)	(147)	(498)	(426)

Net interest consists of interest and financing expense, net of interest income and capitalized interest. Net interest increased in the third quarter and nine-month period of 2018, mainly due to higher average debt principal balances from our issuance of senior notes totaling $1,500 million in March 2018 and Phillips 66 Partners’ issuance of senior notes totaling $650 million in October 2017, and impacts of the new U.S. federal corporate income tax rate beginning January 1, 2018.

Corporate general and administrative expenses increased in the third quarter and nine-month period of 2018, primarily due to impacts of the new U.S. federal corporate income tax rate beginning January 1, 2018, and higher employee-related costs.

During the third quarter and nine-month period of 2018, Corporate and Other also included benefits related to the enactment of the Tax Act in December 2017, totaling $49 million and $32 million, respectively. The impacts related to the Tax Act are comprised of adjustments to the provisional deemed repatriation income tax expense and deferred income tax revaluation benefit recorded in December 2017, income tax benefits recorded by equity affiliates, and other indirect income tax effects of the Tax Act.

The category “Other” includes certain income tax expenses, environmental costs associated with sites no longer in operation, foreign currency transaction gains and losses and other costs not directly associated with an operating segment. The decrease in other costs in the third quarter and nine-month period of 2018 was primarily attributable to lower environmental-related accruals, partially offset by unfavorable tax impacts.

CAPITAL RESOURCES AND LIQUIDITY

Financial Indicators

	Millions of Dollars, Except as Indicated
	September 30 2018	December 31 2017

Cash and cash equivalents	$924	3,119
Short-term debt	316	41
Total debt	11,337	10,110
Total equity	25,795	27,428
Percent of total debt to capital*	31%	27
Percent of floating-rate debt to total debt	12%	11
* Capital includes total debt and total equity.

To meet our short- and long-term liquidity requirements, we look to a variety of funding sources but rely primarily on cash generated from operating activities. Additionally, Phillips 66 Partners has the ability to fund its growth activities through debt and equity offerings. During the first nine months of 2018, we generated $3.4 billion in cash from operations and raised net proceeds of $1.5 billion from the issuance of senior notes. Available cash was primarily used for repurchases of our common stock of $4.1 billion; capital expenditures and investments of $1.6 billion; dividend payments on our common stock of $1.1 billion; and early repayment of term loans of $250 million. During the first nine months of 2018, cash and cash equivalents decreased by $2.2 billion to $924 million.

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

Significant Sources of Capital

Operating Activities
During the first nine months of 2018, cash generated by operating activities was $3,434 million, compared with $1,717 million for the first nine months of 2017. The increase in the first nine months of 2018, compared with the same period in 2017, reflected higher realized refining margins and distributions from our equity affiliates, as well as lower employee benefit plan contributions. These increases were partially offset by net unfavorable working capital changes primarily driven by the effects of higher commodity prices, inventory impacts and the timing of payments and collections.

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

Equity Affiliates
Our operating cash flows are also impacted by distribution decisions made by our equity affiliates, including DCP Midstream, CPChem and WRB. During the first nine months of 2018, cash from operations included distributions of $2,057 million from our equity affiliates, compared with $814 million during the same period of 2017. CPChem resumed distributions to us in the first quarter of 2018 following the return to full operations of its Cedar Bayou facility post-Hurricane Harvey and the start-up of its new U.S. Gulf Coast petrochemicals assets. We cannot control the amount of future dividends from equity affiliates; therefore, future dividend payments by these companies are not assured.

Phillips 66 Partners LP
Phillips 66 Partners’ initial $250 million continuous offering of common units, or at-the-market (ATM) program, was completed in June 2018.  At that time, Phillips 66 Partners commenced issuing common units under its second $250 million ATM program. For the nine months ended September 30, 2018, on a settlement-date basis, Phillips 66 Partners generated net proceeds of $114 million from common units issued under the ATM programs. Since inception through September 30, 2018, the ATM programs generated net proceeds of $306 million.

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

Credit Facilities and Commercial Paper
At September 30, 2018, no amount had been directly drawn under our $5.0 billion revolving credit facility or our $5.0 billion commercial paper program supported by our revolving credit facility. In addition, at September 30, 2018, Phillips 66 Partners had no borrowings outstanding under its $750 million revolving credit facility. As a result, we had approximately $5.8 billion of total committed capacity available under our credit facilities at September 30, 2018.

Shelf Registration
We have a universal shelf registration statement on file with the U.S. Securities and Exchange Commission under which we, as a well-known seasoned issuer, have the ability to issue and sell an indeterminate amount of various types of debt and equity securities.

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

We also have residual value guarantees associated with railcar and airplane leases with maximum future exposures totaling $319 million, which have remaining terms of up to five years. For one of our railcar leases, we estimated a total residual value deficiency of $56 million based on third-party appraisals of the railcars’ expected fair value at the end of the lease term in May 2019. The total residual value deficiency is our estimate of the amount we will owe to the lessor at the end of the lease term and is recognized as expense over the remaining lease term. At September 30, 2018, the remaining unrecognized residual value deficiency was $17 million.

In addition, we have guarantees outstanding related to certain joint venture debt obligations, which have remaining terms of up to seven years. The maximum potential amount of future payments to third parties under these guarantees was approximately $239 million.

See Note 10—Guarantees, in the Notes to Consolidated Financial Statements, for additional information on our guarantees.

Capital Requirements

Capital Expenditures and Investments
For information about our capital expenditures and investments, see the “Capital Spending” section below.

Debt Financing
Our total debt balance at September 30, 2018, and December 31, 2017, was $11,337 million and $10,110 million, respectively. Our total debt-to-capital ratio was 31 percent and 27 percent at September 30, 2018, and December 31, 2017, respectively.

In June 2018, Phillips 66 repaid $250 million of the $450 million outstanding under its three-year term loan facility due 2020.

Dividends
On July 11, 2018, our Board of Directors declared a quarterly cash dividend of $0.80 per common share. This dividend was paid on September 4, 2018, to shareholders of record at the close of business on August 21, 2018. On October 5, 2018, our Board of Directors declared a quarterly cash dividend of $0.80 per common share. This dividend is payable on December 3, 2018, to shareholders of record at the close of business on November 19, 2018.

Share Repurchases
Our Board of Directors, at various times, has authorized repurchases of our outstanding common stock under our share repurchase program, which aggregate to a total authorization of up to $12.0 billion. The share repurchases have been, and are expected to be, funded primarily through available cash. The shares will be repurchased from time to time in the open market at our discretion, subject to market conditions and other factors, and in accordance with applicable regulatory requirements. We are not obligated to acquire any particular amount of common stock and may commence, suspend or discontinue purchases at any time or from time to time without prior notice. During the nine months ended September 30, 2018, we repurchased 7,888,097 shares at a cost of $868 million under our share repurchase program. Since the inception of our share repurchase program in 2012 through September 30, 2018, we have repurchased a total of 132,030,627 shares at a cost of $9,896 million. Shares of stock repurchased are held as treasury shares.

In February 2018, we entered into a Stock Purchase and Sale Agreement (Purchase Agreement) with Berkshire Hathaway Inc. and National Indemnity Company, a wholly owned subsidiary of Berkshire Hathaway, to repurchase 35 million shares of Phillips 66 common stock for an aggregate purchase price of $3,280 million. Pursuant to the Purchase Agreement, the purchase price per share of $93.725 was based on the volume-weighted-average price of our common stock on the NYSE on February 13, 2018. The transaction closed in February 2018. We funded the repurchase with cash of $1,880 million and borrowings of $1,400 million under our commercial paper program. These borrowings were subsequently refinanced through a public offering of senior notes. This specific share repurchase transaction was separately authorized by our Board of Directors and therefore does not impact previously announced authorizations under our share repurchase program, which are discussed above.

Employee Benefit Plan Contributions
During the nine months ended September 30, 2018, we contributed $133 million to our U.S. employee benefit plans and $26 million to our international employee benefit plans. We currently expect to make additional contributions of approximately $20 million to our U.S. employee benefit plans and $10 million to our international employee benefit plans during the remainder of 2018.

Railcar and Airplane Lease Residual Value Guarantees
For one of our railcar leases, we estimated a total residual value deficiency of $56 million based on a third-party appraisal of the railcars’ expected fair value at the end of the lease term. The total residual value deficiency is our estimate of the amount we will owe to the lessor at the end of the lease term in May 2019. Due to current market uncertainties, changes in the estimated fair values of railcars could occur, which could increase or decrease our currently estimated residual value deficiency.

At September 30, 2018, our maximum future exposure for residual value guarantees under railcar and airplane lease arrangements was approximately $319 million. For additional information, see Note 10—Guarantees, in the Notes to Consolidated Financial Statements.

Capital Spending

	Millions of Dollars
	Nine Months Ended September 30
	2018	2017
Capital Expenditures and Investments
Midstream	$978	559
Chemicals	—	—
Refining	525	623
Marketing and Specialties	65	65
Corporate and Other	77	48
	$1,645	1,295

Selected Equity Affiliates*
DCP Midstream	$342	166
CPChem	284	506
WRB	116	91
	$742	763
* Our share of capital spending.

Midstream
During the first nine months of 2018, capital spending in our Midstream segment included continued development of additional Gulf Coast fractionation capacity, construction activities related to increasing storage capacity at our crude oil and refined petroleum products terminal located near Beaumont, Texas, and spending associated with return, reliability and maintenance projects in our Transportation and NGL businesses.  Phillips 66 Partners advanced several major construction projects, including progressing construction on the eastern leg of its 40-percent-owned Bayou Bridge joint venture pipeline, expansion activities on its 33-percent-owned DCP Sand Hills joint venture pipeline, constructing a new isomerization unit at the Lake Charles Refinery, and continued development of the Gray Oak Pipeline and related ventures.

Phillips 66 Partners is constructing the Gray Oak Pipeline, which will provide crude oil transportation from the Permian Basin and Eagle Ford to destinations in Corpus Christi and Freeport markets on the Texas Gulf Coast, including the Sweeny Refinery. The planned capacity of the pipeline has been expanded to 900,000 barrels per day (BPD). The pipeline is expected to be in service by the end of 2019, with total cost of approximately $2.2 billion on a 100 percent basis. Phillips 66 Partners currently has a 75 percent ownership interest in the pipeline project, and third parties have options to acquire up to a 32.75 percent interest by year end. If all options are exercised, Phillips 66 Partners would own 42.25 percent.

In Corpus Christi, Texas, the Gray Oak Pipeline will connect to the new South Texas Gateway Terminal under development by Buckeye Partners, L.P. The marine terminal will have an initial storage capacity of 3.4 million barrels and is expected to begin operations by the end of 2019. Phillips 66 Partners owns a 25 percent interest in the terminal.

At the Sweeny Hub, we are constructing two 150,000-BPD NGL fractionators and associated pipeline infrastructure, and Phillips 66 Partners is adding 6 million barrels of storage capacity at Clemens Caverns. Upon completion of the expansion, expected in late 2020, the Sweeny Hub will have 400,000 BPD of NGL fractionation capability and 15 million barrels of storage capacity.

During the first nine months of 2018, DCP Midstream had a self-funded capital program, and thus had no new capital infusions from us or our co-venturer. During this period, on a 100 percent basis, DCP Midstream’s capital expenditures and investments were approximately $684 million, which were primarily for expansion capital expenditures, including construction of the Mewbourn 3 and O’Connor 2 plants, and investments in the DCP Sand Hills and Gulf Coast Express joint venture pipelines, as well as maintenance capital expenditures for existing assets. We expect DCP to continue self-funding its capital program for the remainder of 2018.

In July 2018, Rockies Express Pipeline LLC (REX) repaid $550 million of its debt, reducing its total debt to approximately $2.1 billion.  REX funded the repayment through member cash contributions.  Our 25 percent share was approximately $138 million and was contributed to REX in July 2018.

Chemicals
During the first nine months of 2018, CPChem had a self-funded capital program, and thus required no new capital infusions from us or our co-venturer. During this period, on a 100 percent basis, CPChem’s capital expenditures and investments were $567 million, which were primarily for completion of its U.S. Gulf Coast Petrochemicals Project. We expect CPChem to continue self-funding its capital program for the remainder of 2018.

Refining
Capital spending for the Refining segment during the first nine months of 2018 was primarily for air emission reduction projects to meet new environmental standards, refinery upgrade projects to increase accessibility of advantaged crudes and improve product yields, improvements to the operating integrity of key processing units and safety-related projects.

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

Marketing and Specialties
Capital spending for the M&S segment during the first nine months of 2018 was primarily for reliability and maintenance projects and development of new international sites.

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

We occasionally receive requests for information or notices of potential liability from the EPA and state environmental agencies alleging that we are a potentially responsible party under the Federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or an equivalent state statute. On occasion, we also have been made a party to cost recovery litigation by those agencies or by private parties. These requests, notices and lawsuits assert potential liability for remediation costs at various sites that typically are not owned by us, but allegedly contain wastes attributable to our past operations. As of December 31, 2017, we reported that we had been notified of potential liability under CERCLA and comparable state laws at 31 sites within the United States. During the first nine months of 2018, we were notified of one new site, one previously resolved site was returned to active status, four sites were deemed resolved and closed, and two sites were deemed resolved but not closed, leaving 27 unresolved sites with potential liability at September 30, 2018.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months.  Leases will continue to be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  Similarly, lessors will be required to classify leases as sales-type, finance or operating, with classification affecting the pattern of income recognition.  Classification for both lessees and lessors will be based on an assessment of whether risks and rewards, as well as substantive control have been transferred through a lease contract.  Public business entities should apply the guidance in ASU No. 2016-02 for annual periods beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted. We plan to adopt ASU No. 2016-02 by recognizing a cumulative-effect adjustment to the opening balance of retained earnings as of our adoption date of January 1, 2019. We are currently evaluating the provisions of ASU No. 2016-02 and assessing its impact on our consolidated financial statements. As part of our assessment to-date, we have formed an implementation team, selected a software package, and completed software design and configuration within a test environment. Furthermore, we continue to load our lease population into the software and test the software configuration, lease data and system reports. We expect the adoption of ASU No. 2016-02 will materially gross up our consolidated balance sheet with the recognition of the ROU assets and operating lease liabilities.  The impact to our consolidated statements of income and cash flows is not expected to be material.  The new standard will also require additional disclosures for financing and operating leases.

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

We based the forward-looking statements on our current expectations, estimates and projections about us and the industries in which we operate in general. We caution you these statements are not guarantees of future performance as they involve assumptions that, while made in good faith, may prove to be incorrect, and involve risks and uncertainties we cannot predict. In addition, we based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, our actual outcomes and results may differ materially from what we have expressed or forecast in the forward-looking statements. Any differences could result from a variety of factors, including the following:

•	Fluctuations in NGL, crude oil, petroleum products and natural gas prices and refining, marketing and petrochemical margins.

•	Failure of new products and services to achieve market acceptance.

•	Unexpected changes in costs or technical requirements for constructing, modifying or operating our facilities or transporting our products.

•	Unexpected technological or commercial difficulties in manufacturing, refining or transporting our products, including chemicals products.

•	Lack of, or disruptions in, adequate and reliable transportation for our NGL, crude oil, natural gas and refined petroleum products.

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

•
General domestic and international economic and political developments including: armed hostilities; expropriation of assets; changes in governmental policies relating to NGL, crude oil, natural gas or refined petroleum products pricing, regulation or taxation; and other political, economic or diplomatic developments.

•	Changes in tax, environmental and other laws and regulations (including alternative energy mandates) applicable to our business.

•	Limited access to capital or significantly higher cost of capital related to changes to our credit profile or illiquidity or uncertainty in the domestic or international financial markets.

•	The operation, financing and distribution decisions of our joint ventures.

•	Domestic and foreign supplies of crude oil and other feedstocks.

•	Domestic and foreign supplies of petrochemicals and refined petroleum products, such as gasoline, diesel, aviation fuel and home heating oil.

•	Governmental policies relating to exports of crude oil and natural gas.

•	Overcapacity or undercapacity in the midstream, chemicals and refining industries.

•	Fluctuations in consumer demand for refined petroleum products.

•	The factors generally described in Item 1A.—Risk Factors in our 2017 Annual Report on Form 10-K.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our commodity price risk and interest rate risk at September 30, 2018, did not differ materially from the risks disclosed under Item 7A of our 2017 Annual Report on Form 10-K.

Item 4.   CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported within the time periods specified in U.S. Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. As of September 30, 2018, with the participation of management, our Chairman and Chief Executive Officer and our Executive Vice President, Finance and Chief Financial Officer carried out an evaluation, pursuant to Rule 13a-15(b) of the Act, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our Chairman and Chief Executive Officer and our Executive Vice President, Finance and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of September 30, 2018.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, in the quarterly period ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

The following is a description of reportable legal proceedings, including those involving governmental authorities under federal, state and local laws regulating the discharge of materials into the environment, for this reporting period. There was one new matter that arose during the third quarter of 2018. There were material developments that occurred with respect to two matters previously reported in our 2017 Annual Report on Form 10-K or our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2018, and June 30, 2018. While it is not possible to accurately predict the final outcome of reported, pending proceedings, if any one or more of such proceedings were decided adversely to Phillips 66, we expect there would be no material effect on our consolidated financial position. Nevertheless, such proceedings are reported pursuant to U.S. Securities and Exchange Commission (SEC) regulations.

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

New Matter
In September 2018, the South Coast Air Quality Management District (District) demanded penalties to resolve nine Notices of Violation (NOVs) issued in 2016 and 2017. The NOVs pertain to alleged violations of air permit requirements or other air pollution regulatory requirements at our Los Angeles Refinery and Colton Terminal. The aggregate amount demanded is $185,750. Phillips 66 is working with the District to resolve these NOVs.

Matters Previously Reported
In July 2014, the EPA issued an NOV alleging flaring-related violations between 2009 and 2013 at the Wood River Refinery. In September 2014, the EPA issued an NOV alleging a violation of hazardous air pollution regulations at the Wood River Refinery during 2014. A settlement addressing both NOVs was filed in the U.S. District Court (S.D. Illinois) on August 10, 2018. This settlement is expected to be finalized in the fourth quarter of 2018. Pursuant to the settlement, Phillips 66 will pay total penalties of $990,000 (of which $515,000 constitutes stipulated penalties pursuant to the consent decrees described above) and $500,000 for lead abatement projects.

Item 1A.   RISK FACTORS

There were no material changes from the risk factors disclosed in Item 1A of our 2017 Annual Report on Form 10-K.

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

				Millions of Dollars
Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs**	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2018	783,572	$111.94	783,572	$2,421
August 1-31, 2018	1,284,927	119.75	1,278,810	2,268
September 1-30, 2018	1,438,460	114.24	1,438,460	2,104
Total	3,506,959	$115.74	3,500,842
* Includes repurchase of shares of common stock from company employees in connection with the company’s broad-based employee incentive plans, when applicable.
** As of September 30, 2018, our Board of Directors has authorized repurchases totaling up to $12.0 billion of our outstanding common stock. The authorizations do not have expiration dates. The share repurchases are expected to be funded primarily through available cash. The shares under these authorizations will be repurchased from time to time in the open market at the company’s discretion, subject to market conditions and other factors, and in accordance with applicable regulatory requirements. We are not obligated to acquire any particular amount of common stock and may commence, suspend or discontinue purchases at any time or from time to time without prior notice. Shares of stock repurchased are held as treasury shares.

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

Date: October 26, 2018