Form 10-Q
period 2019-03-31
Phillips 66
filed 2019-04-30
CIK 1534701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2019

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	001-35349
Phillips 66
(Exact name of registrant as specified in its charter)

Delaware	45-3779385
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer [X] Accelerated filer [ ] Non-accelerated filer [ ]
Smaller reporting company [ ] Emerging growth company [ ]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [    ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [    ]    No  [X]
The registrant had 453,551,166 shares of common stock, $0.01 par value, outstanding as of March 31, 2019.

PHILLIPS 66

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Consolidated Statement of Income	Phillips 66

	Millions of Dollars
	Three Months Ended March 31
	2019	2018
Revenues and Other Income
Sales and other operating revenues	$23,103	23,595
Equity in earnings of affiliates	516	424
Net gain on dispositions	1	17
Other income	38	10
Total Revenues and Other Income	23,658	24,046

Costs and Expenses
Purchased crude oil and products	21,055	21,138
Operating expenses	1,307	1,246
Selling, general and administrative expenses	366	386
Depreciation and amortization	331	336
Impairments	1	—
Taxes other than income taxes	128	110
Accretion on discounted liabilities	6	6
Interest and debt expense	119	123
Foreign currency transaction (gains) losses	5	(16)
Total Costs and Expenses	23,318	23,329
Income before income taxes	340	717
Income tax expense	70	132
Net Income	270	585
Less: net income attributable to noncontrolling interests	66	61
Net Income Attributable to Phillips 66	$204	524

Net Income Attributable to Phillips 66 Per Share of Common Stock (dollars)
Basic	$0.44	1.07
Diluted	0.44	1.07

Weighted-Average Common Shares Outstanding (thousands)
Basic	457,599	487,065
Diluted	459,289	489,668
See Notes to Consolidated Financial Statements.

Consolidated Statement of Comprehensive Income	Phillips 66

	Millions of Dollars
	Three Months Ended March 31
	2019	2018

Net Income	$270	585
Other comprehensive income (loss)
Defined benefit plans
Amortization to income of net actuarial loss and settlements	19	22
Plans sponsored by equity affiliates	4	6
Income taxes on defined benefit plans	(5)	(7)
Defined benefit plans, net of income taxes	18	21
Foreign currency translation adjustments	57	91
Income taxes on foreign currency translation adjustments	—	(3)
Foreign currency translation adjustments, net of income taxes	57	88
Cash flow hedges	(4)	6
Income taxes on hedging activities	1	(2)
Hedging activities, net of income taxes	(3)	4
Other Comprehensive Income, Net of Income Taxes	72	113
Comprehensive Income	342	698
Less: comprehensive income attributable to noncontrolling interests	66	61
Comprehensive Income Attributable to Phillips 66	$276	637
See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet	Phillips 66

	Millions of Dollars
	March 31 2019	December 31 2018
Assets
Cash and cash equivalents	$1,253	3,019
Accounts and notes receivable (net of allowances of $35 million in 2019 and $22 million in 2018)	6,476	5,414
Accounts and notes receivable—related parties	827	759
Inventories	5,344	3,543
Prepaid expenses and other current assets	915	474
Total Current Assets	14,815	13,209
Investments and long-term receivables	14,786	14,421
Net properties, plants and equipment	22,263	22,018
Goodwill	3,270	3,270
Intangibles	864	869
Other assets	1,857	515
Total Assets	$57,855	54,302

Liabilities
Accounts payable	$8,310	6,113
Accounts payable—related parties	703	473
Short-term debt	30	67
Accrued income and other taxes	940	1,116
Employee benefit obligations	357	724
Other accruals	988	442
Total Current Liabilities	11,328	8,935
Long-term debt	11,268	11,093
Asset retirement obligations and accrued environmental costs	620	624
Deferred income taxes	5,456	5,275
Employee benefit obligations	875	867
Other liabilities and deferred credits	1,563	355
Total Liabilities	31,110	27,149

Equity
Common stock (2,500,000,000 shares authorized at $0.01 par value) Issued (2019—646,716,278 shares; 2018—645,691,761 shares)
Par value	6	6
Capital in excess of par	19,879	19,873
Treasury stock (at cost: 2019—193,165,112 shares; 2018—189,526,331 shares)	(15,367)	(15,023)
Retained earnings	20,408	20,489
Accumulated other comprehensive loss	(709)	(692)
Total Stockholders’ Equity	24,217	24,653
Noncontrolling interests	2,528	2,500
Total Equity	26,745	27,153
Total Liabilities and Equity	$57,855	54,302
See Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows	Phillips 66

	Millions of Dollars
	Three Months Ended March 31
	2019	2018
Cash Flows From Operating Activities
Net income	$270	585
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	331	336
Impairments	1	—
Accretion on discounted liabilities	6	6
Deferred income taxes	179	101
Undistributed equity earnings	95	119
Net gain on dispositions	(1)	(17)
Other	42	173
Working capital adjustments
Accounts and notes receivable	(1,170)	1,366
Inventories	(1,790)	(1,330)
Prepaid expenses and other current assets	(438)	(51)
Accounts payable	2,466	(552)
Taxes and other accruals	(469)	(248)
Net Cash Provided by (Used in) Operating Activities	(478)	488

Cash Flows From Investing Activities
Capital expenditures and investments	(1,097)	(328)
Proceeds from asset dispositions*	103	17
Advances/loans—related parties	—	(1)
Other	(18)	(45)
Net Cash Used in Investing Activities	(1,012)	(357)

Cash Flows From Financing Activities
Issuance of debt	725	1,509
Repayment of debt	(592)	(7)
Issuance of common stock	8	10
Repurchase of common stock	(344)	(3,513)
Dividends paid on common stock	(364)	(327)
Distributions to noncontrolling interests	(56)	(45)
Net proceeds from issuance of Phillips 66 Partners LP common units	32	9
Other	307	(45)
Net Cash Used in Financing Activities	(284)	(2,409)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	8	1

Net Change in Cash and Cash Equivalents	(1,766)	(2,277)
Cash and cash equivalents at beginning of period	3,019	3,119
Cash and Cash Equivalents at End of Period	$1,253	842
* Includes return of investments in equity affiliates.
See Notes to Consolidated Financial Statements.

Consolidated Statement of Changes in Equity	Phillips 66

	Millions of Dollars
	Attributable to Phillips 66
	Common Stock
	Par Value	Capital in Excess of Par	Treasury Stock	Retained Earnings	Accum. Other Comprehensive Loss	Noncontrolling Interests	Total

December 31, 2017	$6	19,768	(10,378)	16,306	(617)	2,343	27,428
Cumulative effect of accounting changes	—	—	—	36	—	13	49
Net income	—	—	—	524	—	61	585
Other comprehensive income	—	—	—	—	113	—	113
Dividends paid on common stock ($0.70 per share)	—	—	—	(327)	—	—	(327)
Repurchase of common stock	—	—	(3,513)	—	—	—	(3,513)
Benefit plan activity	—	4	—	(2)	—	—	2
Issuance of Phillips 66 Partners LP common units	—	3	—	—	—	5	8
Distributions to noncontrolling interests	—	—	—	—	—	(45)	(45)
March 31, 2018	$6	19,775	(13,891)	16,537	(504)	2,377	24,300

December 31, 2018	$6	19,873	(15,023)	20,489	(692)	2,500	27,153
Cumulative effect of accounting changes	—	—	—	81	(89)	(1)	(9)
Net income	—	—	—	204	—	66	270
Other comprehensive income	—	—	—	—	72	—	72
Dividends paid on common stock ($0.80 per share)	—	—	—	(364)	—	—	(364)
Repurchase of common stock	—	—	(344)	—	—	—	(344)
Benefit plan activity	—	4	—	(2)	—	—	2
Issuance of Phillips 66 Partners LP common units	—	2	—	—	—	19	21
Distributions to noncontrolling interests	—	—	—	—	—	(56)	(56)
March 31, 2019	$6	19,879	(15,367)	20,408	(709)	2,528	26,745

	Shares in Thousands
	Common Stock Issued	Treasury Stock

December 31, 2017	643,835	141,565
Repurchase of common stock	—	37,325
Shares issued—share-based compensation	892	—
March 31, 2018	644,727	178,890

December 31, 2018	645,692	189,526
Repurchase of common stock	—	3,639
Shares issued—share-based compensation	1,024	—
March 31, 2019	646,716	193,165
See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements	Phillips 66

Note 1—Interim Financial Information

The unaudited interim financial information presented in the financial statements included in this report is prepared in accordance with generally accepted accounting principles in the United States (GAAP) and includes all known accruals and adjustments necessary, in the opinion of management, for a fair presentation of the consolidated financial position of Phillips 66 and its results of operations and cash flows for the periods presented. Unless otherwise specified, all such adjustments are of a normal and recurring nature. Certain notes and other information have been condensed or omitted from the interim financial statements included in this report. Therefore, these interim financial statements should be read in conjunction with the consolidated financial statements and notes included in our 2018 Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2019, are not necessarily indicative of the results to be expected for the full year. Certain prior period financial information has been recast to reflect the current year’s presentation.

Note 2—Changes in Accounting Principles

Effective January 1, 2019, we elected to adopt Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2018-02, “Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” This ASU permits the deferred income tax effects stranded in accumulated other comprehensive income (AOCI) resulting from the U.S. Tax Cuts and Jobs Act (the Tax Act) enacted in December 2017 to be reclassified to retained earnings. As of January 1, 2019, we recorded a cumulative effect adjustment to our opening consolidated balance sheet to reclassify an aggregate income tax benefit of $89 million, primarily related to our pension plans, from accumulated other comprehensive loss to retained earnings.

Effective January 1, 2019, we early adopted ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” using the modified retrospective transition method. This ASU amends the impairment model to utilize an expected loss methodology in place of the incurred loss methodology for financial instruments, including trade receivables, and off-balance sheet credit exposures. The amendment requires entities to consider a broader range of information to estimate expected credit losses, which may result in earlier recognition of losses. We recorded a noncash cumulative effect adjustment to retained earnings of $9 million, net of $3 million of income taxes, on our opening consolidated balance sheet as of January 1, 2019. See Note 4—Credit Losses, for more information on our presentation of credit losses.

Effective January 1, 2019, we adopted ASU No. 2016-02, “Leases (Topic 842),” using the modified retrospective transition method. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the consolidated balance sheet for all leases with terms longer than 12 months. Leases will continue to be classified as either finance or operating, with classification affecting the pattern of expense recognition in the consolidated income statement.

We elected the package of practical expedients that allowed us to carry forward our determination of whether an arrangement contained a lease and lease classification, as well as our accounting for initial direct costs for existing contracts. We recorded a noncash cumulative effect adjustment to our opening consolidated balance sheet as of January 1, 2019, to record an aggregate operating lease ROU asset and corresponding lease liability of $1,415 million and immaterial adjustments to retained earnings and noncontrolling interests. See Note 14—Leases, for the new lease disclosures required by this ASU.

Note 3—Sales and Other Operating Revenues

Disaggregated Revenues
The following tables present our disaggregated sales and other operating revenues:

	Millions of Dollars
	Three Months Ended March 31
	2019	2018
Product Line and Services
Refined petroleum products	$18,793	18,780
Crude oil resales	3,038	3,188
Natural gas liquids (NGLs)	1,304	1,421
Services and other*	(32)	206
Consolidated sales and other operating revenues	$23,103	23,595

Geographic Location**
United States	$17,575	18,511
United Kingdom	2,431	2,249
Germany	957	931
Other foreign countries	2,140	1,904
Consolidated sales and other operating revenues	$23,103	23,595
* Includes derivatives-related activities. See Note 12—Derivatives and Financial Instruments, for additional information.
** Sales and other operating revenues are attributable to countries based on the location of the operations generating the revenues.

Contract-Related Assets and Liabilities
At March 31, 2019, and December 31, 2018, receivables from contracts with customers were $5,699 million and $4,993 million, respectively. Significant non-customer balances, such as buy/sell receivables and excise tax receivables, were excluded from these amounts.

Our contract-related assets also include payments we make to our marketing customers related to incentive programs. An incentive payment is initially recognized as an asset and subsequently amortized as a reduction to revenue over the contract term, which generally ranges from 5 to 15 years. At March 31, 2019, and December 31, 2018, our asset balances related to such payments were $259 million and $248 million, respectively.

Our contract liabilities represent advances from our customers prior to product or service delivery. At March 31, 2019, and December 31, 2018, contract liabilities were $158 million and $99 million, respectively.

Remaining Performance Obligations
Most of our contracts with customers are spot contracts or term contracts with only variable consideration. We do not disclose remaining performance obligations for these contracts as the expected duration is one year or less or because the variable consideration has been allocated entirely to an unsatisfied performance obligation. We also have certain contracts in our Midstream segment that include minimum volume commitments with fixed pricing, most of which expire by 2021. At March 31, 2019, the remaining performance obligations related to these minimum volume commitment contracts were not material.

Note 4—Credit Losses

We are exposed to credit losses primarily through our sales of refined petroleum products, crude oil and NGLs. We assess each counterparty’s ability to pay for the products we sell by conducting a credit review. The credit review considers our expected billing exposure and timing for payment and the counterparty’s established credit rating or our assessment of the counterparty’s creditworthiness based on our analysis of their financial statements when a credit rating is not available. We also consider contract terms and conditions, country and political risk, and business strategy in our evaluation. A credit limit is established for each counterparty based on the outcome of this review. We may require collateralized asset support or a prepayment to mitigate credit risk.

We monitor our ongoing credit exposure through active review of counterparty balances against contract terms and due dates. Our activities include timely account reconciliation, dispute resolution and payment confirmation. We may employ collection agencies and legal counsel to pursue recovery of defaulted receivables.

At March 31, 2019, we reported $7,303 million of accounts receivable, net of allowances of $35 million. Changes in the allowance were not material for the three months ended March 31, 2019. Based on an aging analysis at March 31, 2019, 99% of our accounts receivable were outstanding less than 60 days, with the remainder outstanding less than 90 days.

We are also exposed to credit losses from off-balance sheet exposures, such as guarantees of joint venture debt, residual value guarantees of leased assets and standby letters of credit. See Note 10—Guarantees, and Note 11—Contingencies and Commitments, for more information on these off-balance sheet exposures.

Note 5—Inventories

Inventories consisted of the following:

	Millions of Dollars
	March 31 2019	December 31 2018

Crude oil and petroleum products	$5,039	3,238
Materials and supplies	305	305
	$5,344	3,543

Inventories valued on the last-in, first-out (LIFO) basis totaled $4,931 million and $3,123 million at March 31, 2019, and December 31, 2018, respectively. The estimated excess of current replacement cost over LIFO cost of inventories amounted to approximately $5.1 billion and $2.9 billion at March 31, 2019, and December 31, 2018, respectively.

Note 6—Investments, Loans and Long-Term Receivables

Equity Investments

Summarized 100% financial information for Chevron Phillips Chemical Company LLC (CPChem) and WRB Refining LP (WRB) was as follows:

	Millions of Dollars
	Three Months Ended March 31
	2019	2018

Revenues	$5,139	5,366
Income before income taxes	555	393
Net income	534	378

Dakota Access, LLC (Dakota Access) and Energy Transfer Crude Oil Company, LLC (ETCO)
In March 2019, a wholly owned subsidiary of Dakota Access closed on an offering of $2,500 million aggregate principal amount of unsecured senior notes. The net proceeds from the issuance of these notes were used to repay amounts outstanding under existing credit facilities of Dakota Access and ETCO. Dakota Access and ETCO have guaranteed repayment of the notes. In addition, Phillips 66 Partners LP (Phillips 66 Partners) and its co-venturers provided a Contingent Equity Contribution Undertaking (CECU) in conjunction with the notes offering. Under the CECU, if Dakota Access receives an unfavorable court ruling related to certain disputed construction permits and Dakota Access determines that an equity contribution trigger event has occurred, the venturers may be severally required to make proportionate equity contributions to Dakota Access and ETCO up to an aggregate maximum of approximately $2,525 million. Phillips 66 Partners’ share of the maximum potential equity contributions under the CECU is approximately $631 million.

Gray Oak Pipeline, LLC (Gray Oak)
In February 2019, Gray Oak Holdings LLC (Holdings LLC), a consolidated subsidiary of Phillips 66 Partners, transferred a 10% ownership interest in Gray Oak to a third party that exercised a purchase option for proceeds of $81 million. This transfer was accounted for as a sale and resulted in a decrease in Holdings LLC’s ownership interest in Gray Oak from 75% to 65% and the recognition of an immaterial gain. The proceeds received from this sale are presented as an investing cash inflow in the “Proceeds from asset dispositions” line on our consolidated statement of cash flows.

Phillips 66 Partners accounts for the investment in Gray Oak under the equity method because it does not have sufficient voting rights over key governance provisions to assert control over Gray Oak. Gray Oak is considered a variable interest entity (VIE) because it does not have sufficient equity at risk to fully fund the construction of all assets required for principal operations. Phillips 66 Partners has determined it is not the primary beneficiary because it and its co-venturers jointly direct the activities of Gray Oak that most significantly impact economic performance. At March 31, 2019, Phillips 66 Partners’ maximum exposure to loss was $771 million, which represented the book value of the investment in Gray Oak of $741 million and guaranteed purchase obligations of $30 million.

See Note 21—Phillips 66 Partners LP, for additional information regarding Phillips 66 Partners’ ownership in Holdings LLC and Gray Oak.

OnCue Holdings, LLC (OnCue)
We hold a 50% interest in OnCue, a joint venture that owns and operates retail convenience stores. We fully guaranteed various debt agreements of OnCue and our co-venturer did not participate in the guarantees. This entity is considered a VIE because our debt guarantees resulted in OnCue not being exposed to all potential losses. We have determined we are not the primary beneficiary because we do not have the power to direct the activities that most significantly impact economic performance. At March 31, 2019, our maximum exposure to loss was $124 million, which represented the book value of our investment in OnCue of $70 million and guaranteed debt obligations of $54 million.

Related Party Loan

On March 29, 2019, Phillips 66 Partners and its co-venturers executed an agreement to loan Gray Oak up to a maximum of $1,230 million to finance construction of the Gray Oak Pipeline. The amount loaned by each venturer is expected to be proportionate to its effective ownership interest. The maximum amount to be loaned by Phillips 66 Partners is $520 million. Loans under this agreement are due on March 31, 2022, with early repayment permitted. On April 1, 2019, Phillips 66 Partners and its co-venturers loaned Gray Oak a total of $125 million under this agreement, of which Phillips 66 Partners’ share was $53 million.

Note 7—Properties, Plants and Equipment

Our gross investment in properties, plants and equipment (PP&E) and the associated accumulated depreciation and amortization (Accum. D&A) balances were as follows:

	Millions of Dollars
	March 31, 2019			December 31, 2018
	Gross PP&E	Accum. D&A	Net PP&E	Gross PP&E	Accum. D&A	Net PP&E

Midstream	$9,956	2,172	7,784	9,663	2,100	7,563
Chemicals	—	—	—	—	—	—
Refining	22,865	9,732	13,133	22,640	9,531	13,109
Marketing and Specialties	1,645	912	733	1,671	926	745
Corporate and Other	1,240	627	613	1,223	622	601
	$35,706	13,443	22,263	35,197	13,179	22,018

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

	Three Months Ended March 31
	2019		2018
	Basic	Diluted	Basic	Diluted
Amounts attributed to Phillips 66 Common Stockholders (millions):
Net income attributable to Phillips 66	$204	204	524	524
Income allocated to participating securities	(1)	(1)	(2)	(1)
Net income available to common stockholders	$203	203	522	523

Weighted-average common shares outstanding (thousands):	454,886	457,599	483,585	487,065
Effect of share-based compensation	2,713	1,690	3,480	2,603
Weighted-average common shares outstanding—EPS	457,599	459,289	487,065	489,668

Earnings Per Share of Common Stock (dollars)	$0.44	0.44	1.07	1.07

Note 9—Debt

2019 Activity
On March 22, 2019, Phillips 66 Partners entered into a senior unsecured term loan facility with a borrowing capacity of $400 million that matures on March 20, 2020. At March 31, 2019, term loans totaling $250 million were outstanding under this facility. Borrowings under this facility bear interest at a floating rate based on either the Eurodollar rate or the reference rate, plus a margin determined by Phillips 66 Partners’ credit ratings. Proceeds from term loans made under this facility were used for general partnership purposes, including repayment of amounts borrowed under Phillips 66 Partners’ $750 million revolving credit facility. At March 31, 2019, borrowings of $15 million were outstanding under Phillips 66 Partners’ revolving credit facility, compared with borrowings of $125 million at December 31, 2018.

At March 31, 2019, $550 million of Phillips 66 Partners’ debt due within a year was classified as long-term debt based on Phillips 66 Partners’ intent to refinance these obligations on a long-term basis and ability to do so under its revolving credit facility.

2018 Activity
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

These notes are guaranteed by Phillips 66 Company, a wholly owned subsidiary. Phillips 66 used the net proceeds from the issuance of these notes and cash on hand to repay commercial paper borrowings during the three months ended March 31, 2018, and for general corporate purposes. The commercial paper borrowings during the three months ended March 31, 2018, were primarily used to repurchase shares of our common stock. See Note 17—Treasury Stock, for additional information.

Note 10—Guarantees

At March 31, 2019, we were liable for certain contingent obligations under various contractual arrangements as described below. We recognize a liability for the fair value of our obligation as a guarantor for newly issued or modified guarantees. Unless the carrying amount of the liability is noted below, we have not recognized a liability either because the guarantees were issued prior to December 31, 2002, or because the fair value of the obligation is immaterial. In addition, unless otherwise stated, we are not currently performing with any significance under the guarantees and expect future performance to be either immaterial or have only a remote chance of occurrence.

Guarantees of Joint Venture Obligations
At March 31, 2019, we had guarantees outstanding for our portion of certain joint venture debt and purchase obligations, which have remaining terms of up to seven years. The maximum potential amount of future payments to third parties under these guarantees was approximately $207 million. Payment would be required if a joint venture defaults on its obligations.

Residual Value Guarantees
Under the operating lease agreement on our headquarters facility in Houston, Texas, we have a residual value guarantee with a maximum future exposure of $554 million. The operating lease term ends in June 2021 and provides us the option, at the end of the lease term, to request to renew the lease, purchase the facility or assist the lessor in marketing it for resale. We also have residual value guarantees associated with railcar and airplane leases with maximum future exposures totaling $288 million, which have remaining terms of up to five years.

Indemnifications
Over the years, we have entered into various agreements to sell ownership interests in certain corporations, joint ventures and assets that gave rise to indemnification. Agreements associated with these sales include indemnifications for taxes, litigation, environmental liabilities, permits and licenses and employee claims, as well as real estate indemnity against tenant defaults. The provisions of these indemnifications vary greatly. The majority of these indemnifications are related to environmental issues, which generally have indefinite terms and potentially unlimited exposure. At March 31, 2019, and December 31, 2018, the carrying amount of recorded indemnifications was $173 million and $171 million, respectively.

We amortize the indemnification liability over the relevant time period, if one exists, based on the facts and circumstances surrounding each type of indemnity. In cases where the indemnification term is indefinite, we will reverse the liability when we have information to support that the liability was essentially relieved or amortize the liability over an appropriate time period as the fair value of our indemnification exposure declines. Although it is reasonably possible future payments may exceed amounts recorded, due to the nature of the indemnifications, it is not possible to make a reasonable estimate of the maximum potential amount of future payments. At March 31, 2019, and December 31, 2018, environmental accruals for known contamination of $104 million and $101 million, respectively, were included in the carrying amount of recorded indemnifications. These environmental accruals were primarily included in the “Asset retirement obligations and accrued environmental costs” line on our consolidated balance sheet. For additional information about environmental liabilities, see Note 11—Contingencies and Commitments.

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

We are currently participating in environmental assessments and cleanups at numerous federal Superfund and comparable state sites. After an assessment of environmental exposures for cleanup and other costs, we make accruals on an undiscounted basis (except those pertaining to sites acquired in a business combination, which we record on a discounted basis) for planned investigation and remediation activities for sites where it is probable future costs will be incurred and these costs can be reasonably estimated. At March 31, 2019, our total environmental accrual was $446 million, compared with $447 million at December 31, 2018. We expect to incur a substantial amount of these expenditures within the next 30 years. We have not reduced these accruals for possible insurance recoveries. In the future, we may be involved in additional environmental assessments, cleanups and proceedings.

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

At March 31, 2019, we had performance obligations secured by letters of credit and bank guarantees of $553 million related to various purchase and other commitments incident to the ordinary conduct of business.

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

Purchase and sales contracts with firm minimum notional volumes for commodities that are readily convertible to cash are recorded on our consolidated balance sheet as derivatives unless the contracts are eligible for, and we elect, the normal purchases and normal sales exception, whereby the contracts are recorded on an accrual basis. We generally apply the normal purchases and normal sales exception to eligible crude oil, refined petroleum product, NGL, natural gas and power commodity contracts to purchase or sell quantities we expect to use or sell in the normal course of business. All other derivative instruments are recorded at fair value on our consolidated balance sheet. For further information on the fair value of our derivatives, see Note 13—Fair Value Measurements.

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

	Millions of Dollars
	March 31, 2019				December 31, 2018
	Commodity Derivatives		Effect of Collateral Netting	Net Carrying Value Presented on the Balance Sheet	Commodity Derivatives		Effect of Collateral Netting	Net Carrying Value Presented on the Balance Sheet
	Assets	Liabilities			Assets	Liabilities

Assets
Prepaid expenses and other current assets	$52	(5)	—	47	1,257	(1,070)	(89)	98
Other assets	1	—	—	1	2	—	—	2
Liabilities
Other accruals	614	(657)	35	(8)	—	(23)	—	(23)
Other liabilities and deferred credits	4	(5)	—	(1)	5	(7)	—	(2)
Total	$671	(667)	35	39	1,264	(1,100)	(89)	75

At March 31, 2019, and December 31, 2018, there was no material cash collateral received or paid that was not offset on our consolidated balance sheet.

The realized and unrealized gains (losses) incurred from commodity derivatives, and the line items where they appear on our consolidated statement of income, were:

	Millions of Dollars
	Three Months Ended March 31
	2019	2018

Sales and other operating revenues	$(177)	8
Other income	13	(5)
Purchased crude oil and products	(155)	(32)
Net loss from commodity derivative activity	$(319)	(29)

The following table summarizes our material net exposures resulting from outstanding commodity derivative contracts. These financial and physical derivative contracts are primarily used to manage price exposure on our underlying operations. The underlying exposures may be from non-derivative positions such as inventory volumes. Financial derivative contracts may also offset physical derivative contracts, such as forward sales contracts. The percentage of our derivative contract volumes expiring within the next 12 months was at least 98% at March 31, 2019, and December 31, 2018.

	Open Position Long / (Short)
	March 31 2019	December 31 2018
Commodity
Crude oil, refined petroleum products and NGL (millions of barrels)	(44)	(17)

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

The aggregate net fair value of these swaps, which is included in the “Prepaid expenses and other current assets” and “Other assets” lines on our consolidated balance sheet, totaled $11 million and $15 million at March 31, 2019, and December 31, 2018, respectively.

We report the mark-to-market gains or losses on our interest rate swaps designated as highly effective cash flow hedges as a component of other comprehensive income (loss), and reclassify such gains and losses into earnings in the same period during which the hedged transaction affects earnings. Net realized gains and losses from settlements of the swaps were immaterial for the three months ended March 31, 2019 and 2018.

We currently estimate that pre-tax gains of $6 million will be reclassified from accumulated other comprehensive loss into general and administrative expenses during the next 12 months as the hedged transactions settle; however, the actual amounts that will be reclassified will vary based on changes in interest rates.

Credit Risk from Derivative Instruments
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

The aggregate fair values of all derivative instruments with such credit-risk-related contingent features that were in a liability position were immaterial at March 31, 2019, and December 31, 2018.

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

We classify the fair value of an asset or liability based on the significance of its observable or unobservable inputs to the measurement. However, the fair value of an asset or liability initially reported as Level 3 will be subsequently reported as Level 2 if the unobservable inputs become inconsequential to its measurement or corroborating market data becomes available. Conversely, an asset or liability initially reported as Level 2 will be subsequently reported as Level 3 if corroborating market data becomes unavailable. For the three months ended March 31, 2019, derivative assets with an aggregate value of $53 million and derivative liabilities with an aggregate value of $22 million were transferred to Level 1 from Level 2, as measured from the beginning of the reporting period. The measurements were reclassified within the fair value hierarchy due to the availability of unadjusted quoted prices from an active market.

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

The carrying values and fair values by hierarchy of our financial assets and liabilities, either carried or disclosed at fair value, including any effects of counterparty and collateral netting, were:

	Millions of Dollars
	March 31, 2019
	Fair Value Hierarchy			Total Fair Value of Gross Assets & Liabilities	Effect of Counterparty Netting	Effect of Collateral Netting	Difference in Carrying Value and Fair Value	Net Carrying Value Presented on the Balance Sheet
	Level 1	Level 2	Level 3
Commodity Derivative Assets
Exchange-cleared instruments	$349	290	—	639	(623)	—	—	16
Physical forward contracts	—	30	2	32	—	—	—	32
Interest rate derivatives	—	11	—	11	—	—	—	11
Rabbi trust assets	120	—	—	120	N/A	N/A	—	120
	$469	331	2	802	(623)	—	—	179

Commodity Derivative Liabilities
Exchange-cleared instruments	$390	269	—	659	(623)	(35)	—	1
Physical forward contracts	—	8	—	8	—	—	—	8
Floating-rate debt	—	1,340	—	1,340	N/A	N/A	—	1,340
Fixed-rate debt, excluding capital leases	—	10,500	—	10,500	N/A	N/A	(723)	9,777
	$390	12,117	—	12,507	(623)	(35)	(723)	11,126

	Millions of Dollars
	December 31, 2018
	Fair Value Hierarchy			Total Fair Value of Gross Assets & Liabilities	Effect of Counterparty Netting	Effect of Collateral Netting	Difference in Carrying Value and Fair Value	Net Carrying Value Presented on the Balance Sheet
	Level 1	Level 2	Level 3
Commodity Derivative Assets
Exchange-cleared instruments	$674	547	—	1,221	(1,075)	(89)	—	57
Physical forward contracts	—	39	4	43	—	—	—	43
Interest rate derivatives	—	15	—	15	—	—	—	15
Rabbi trust assets	104	—	—	104	N/A	N/A	—	104
	$778	601	4	1,383	(1,075)	(89)	—	219

Commodity Derivative Liabilities
Exchange-cleared instruments	$605	472	—	1,077	(1,075)	—	—	2
Physical forward contracts	—	20	—	20	—	—	—	20
OTC instruments	—	3	—	3	—	—	—	3
Floating-rate debt	—	1,200	—	1,200	N/A	N/A	—	1,200
Fixed-rate debt, excluding capital leases	—	9,727	—	9,727	N/A	N/A	49	9,776
	$605	11,422	—	12,027	(1,075)	—	49	11,001

The rabbi trust assets are recorded in the “Investments and long-term receivables” line and floating-rate and fixed-rate debt are recorded in the “Short-term debt” and “Long-term debt” lines on our consolidated balance sheet. See Note 12—Derivatives and Financial Instruments, for information regarding where the assets and liabilities related to our commodity and interest rate derivatives are recorded on our consolidated balance sheet.

Note 14—Leases

We lease marine vessels, tugboats, barges, pipelines, storage tanks, railcars, service station sites, office buildings, corporate aircraft, land and other facilities and equipment. In determining whether an agreement contains a lease, we consider our ability to control the asset and whether there are limitations on our control through third-party participation or vendor substitution rights. Certain leases include escalation clauses for adjusting rental payments to reflect changes in price indices, as well as renewal options and/or options to purchase the leased property. Renewal options have been included only when reasonably certain of exercise. There are no significant restrictions imposed on us in our lease agreements with regards to dividend payments, asset dispositions or borrowing ability. Certain leases have residual value guarantees, which may require additional payments at the end of the lease term if future fair values decline below contractual lease balances.

In our implementation of ASU No. 2016-02, we elected to discount lease obligations using our incremental borrowing rate. Furthermore, we elected to separate costs for lease and service components for contracts involving the following asset types: marine vessels, tugboats, barges and consignment service stations. For these contracts, we allocate the consideration payable between the lease and service components using the relative standalone prices of each component. For contracts involving all other asset types, we elected the practical expedient to account for the lease and service components on a combined basis. Our right-of-way agreements in effect prior to January 1, 2019, were not accounted for as leases as they were not initially determined to be leases at their commencement dates. However, modifications to these agreements or new agreements will be assessed and accounted for accordingly under ASU No. 2016-02. For short-term leases, which are leases that, at the commencement date, have a lease term of 12 months or less and do not include an option to purchase the underlying asset that is reasonably certain to exercise, we elected to not recognize the ROU asset and corresponding lease liability on our consolidated balance sheet.

The following table indicates the consolidated balance sheet line items that include the ROU assets and lease liabilities for our finance and operating leases:

	Millions of Dollars
	March 31, 2019
	Finance Leases	Operating Leases
Right-of-Use Assets
Net properties, plants and equipment	$193	—
Other assets	—	1,376
Total Right-of-Use Assets	$193	1,376

Lease Liabilities
Short-term debt	$14	—
Other accruals	—	459
Long-term debt	166	—
Other liabilities and deferred credits	—	874
Total Lease Liabilities	$180	1,333

Future minimum lease payments at March 31, 2019, for finance and operating lease liabilities were:

	Millions of Dollars
	Finance Leases	Operating Leases

Remainder of 2019	$15	387
2020	19	412
2021	19	199
2022	16	134
2023	16	85
Remaining years	140	297
Future minimum lease payments	225	1,514
Amount representing interest or discounts	(45)	(181)
Total Lease Liabilities	$180	1,333

Our finance lease liabilities relate primarily to an oil terminal in the United Kingdom. The lease liability for this finance lease is subject to foreign currency translation adjustments each reporting period.

Components of net lease cost for the three months ended March 31, 2019, were:

Millions of Dollars
Finance lease cost
Amortization of right-of-use assets	$5
Interest on lease liabilities	2
Total finance lease cost	7
Operating lease cost	129
Short-term lease cost	32
Variable lease cost	7
Sublease income	(5)
Total net lease cost	$170

Cash paid for amounts included in the measurement of our lease liabilities for the three months ended March 31, 2019, were:

Millions of Dollars

Operating cash outflows—finance leases	$2
Operating cash outflows—operating leases	144
Financing cash outflows—finance leases	4

During the three months ended March 31, 2019, we recorded noncash ROU assets and corresponding operating lease liabilities totaling $36 million related to new and modified lease agreements.

At March 31, 2019, the weighted-average remaining lease term and discount rate for our lease liabilities were:

Weighted-average remaining lease term—finance leases (years)	13.1
Weighted average remaining lease term—operating leases (years)	5.4

Weighted-average discount rate—finance leases (percent)	3.8%
Weighted-average discount rate—operating leases (percent)	4.0

Note 15—Pension and Postretirement Plans

The components of net periodic benefit cost for the three months ended March 31, 2019 and 2018, were as follows:

	Millions of Dollars
	Pension Benefits				Other Benefits
	2019		2018		2019	2018
	U.S.	Int’l.	U.S.	Int’l.
Components of Net Periodic Benefit Cost
Three Months Ended March 31
Service cost	$32	6	34	7	1	1
Interest cost	27	6	26	7	2	2
Expected return on plan assets	(36)	(11)	(42)	(12)	—	—
Recognized net actuarial loss	13	2	15	5	—	—
Settlements	4	—	2	—	—	—
Net periodic benefit cost*	$40	3	35	7	3	3
* Included in the “Operating expenses” and “Selling, general and administrative expenses” lines on our consolidated statement of income.

During the three months ended March 31, 2019, we contributed $10 million to our U.S. employee benefit plans and $8 million to our international employee benefit plans. We currently expect to make additional contributions of approximately $30 million to our U.S. employee benefit plans and $22 million to our international employee benefit plans during the remainder of 2019.

Note 16—Accumulated Other Comprehensive Loss

Changes in the balances of each component of accumulated other comprehensive loss were as follows:

	Millions of Dollars
	Defined Benefit Plans	Foreign Currency Translation	Hedging	Accumulated Other Comprehensive Loss

December 31, 2017	$(598)	(26)	7	(617)
Other comprehensive income before reclassifications	5	88	4	97
Amounts reclassified from accumulated other comprehensive loss
Defined benefit plans*
Amortization of net actuarial loss and settlements	16	—	—	16
Foreign currency translation	—	—	—	—
Hedging	—	—	—	—
Net current period other comprehensive income	21	88	4	113
March 31, 2018	$(577)	62	11	(504)

December 31, 2018	$(472)	(228)	8	(692)
Other comprehensive income (loss) before reclassifications	3	57	(1)	59
Amounts reclassified from accumulated other comprehensive loss
Defined benefit plans*
Amortization of net actuarial loss and settlements	15	—	—	15
Foreign currency translation	—	—	—	—
Hedging	—	—	(2)	(2)
Net current period other comprehensive income (loss)	18	57	(3)	72
Income taxes reclassified to retained earnings**	(93)	2	2	(89)
March 31, 2019	$(547)	(169)	7	(709)
* Included in the computation of net periodic benefit cost. See Note 15—Pension and Postretirement Plans, for additional information.
** As of January 1, 2019, stranded income taxes related to the enactment of the Tax Act in December 2017 were reclassified to retained earnings upon adoption of ASU No. 2018-02. See Note 2—Changes in Accounting Principles, for additional information on our adoption of this ASU.

Note 17—Treasury Stock

In February 2018, we entered into a Stock Purchase and Sale Agreement (Purchase Agreement) with Berkshire Hathaway Inc. and National Indemnity Company, a wholly owned subsidiary of Berkshire Hathaway, to repurchase 35,000,000 shares of Phillips 66 common stock for an aggregate purchase price of $3,280 million. Pursuant to the Purchase Agreement, the purchase price per share of $93.725 was based on the volume-weighted-average price of our common stock on the New York Stock Exchange on February 13, 2018. The transaction closed in February 2018. We funded the repurchase with cash of $1,880 million and borrowings of $1,400 million under our commercial paper program. These borrowings were subsequently refinanced through a public offering of senior notes in March 2018. This specific share repurchase transaction was separately authorized by our Board of Directors and therefore does not impact previously announced authorizations to repurchase shares of Phillips 66 common stock under our share repurchase program, which total up to $12 billion.

Note 18—Related Party Transactions

Significant transactions with related parties were:

	Millions of Dollars
	Three Months Ended March 31
	2019	2018

Operating revenues and other income (a)	$683	818
Purchases (b)	2,668	2,554
Operating expenses and selling, general and administrative expenses (c)	9	16

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

(b)
We purchased crude oil, refined petroleum products and NGL from WRB and also acted as agent for WRB in distributing solvents. We also purchased natural gas and NGL from DCP Midstream, LLC (DCP Midstream) and CPChem, as well as other feedstocks from various affiliates, for use in our refinery and fractionation processes. In addition, we purchased base oils and fuel products from Excel for use in our specialty and refining businesses. We paid NGL fractionation fees to CPChem. We also paid fees to various pipeline affiliates for transporting crude oil, refined petroleum products and NGL.

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

Our operating segments are:

1)
Midstream—Provides crude oil and refined petroleum product transportation, terminaling and processing services, as well as natural gas and NGL transportation, storage, processing and marketing services, mainly in the United States. The Midstream segment includes our master limited partnership (MLP), Phillips 66 Partners, as well as our 50% equity investment in DCP Midstream.

2)	Chemicals—Consists of our 50% equity investment in CPChem, which manufactures and markets petrochemicals and plastics on a worldwide basis.

3)	Refining—Refines crude oil and other feedstocks into petroleum products (such as gasoline, distillates and aviation fuels) at 13 refineries in the United States and Europe.

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

Analysis of Results by Operating Segment

	Millions of Dollars
	Three Months Ended March 31
	2019	2018
Sales and Other Operating Revenues*
Midstream
Total sales	$1,897	1,951
Intersegment eliminations	(584)	(533)
Total Midstream	1,313	1,418
Chemicals	1	1
Refining
Total sales	16,861	17,632
Intersegment eliminations	(9,768)	(10,615)
Total Refining	7,093	7,017
Marketing and Specialties
Total sales	15,242	15,617
Intersegment eliminations	(553)	(464)
Total Marketing and Specialties	14,689	15,153
Corporate and Other	7	6
Consolidated sales and other operating revenues	$23,103	23,595
* See Note 3—Sales and Other Operating Revenues, for further details on our disaggregated sales and other operating revenues.

Income (Loss) Before Income Taxes
Midstream	$316	280
Chemicals	227	286
Refining	(198)	112
Marketing and Specialties	205	235
Corporate and Other	(210)	(196)
Consolidated income before income taxes	$340	717

	Millions of Dollars
	March 31 2019	December 31 2018
Total Assets
Midstream	$15,347	14,329
Chemicals	6,261	6,235
Refining	25,900	23,230
Marketing and Specialties	7,949	6,572
Corporate and Other	2,398	3,936
Consolidated total assets	$57,855	54,302

Note 20—Income Taxes

Our effective income tax rate for the three months ended March 31, 2019, was 21%, compared with 18% for the corresponding period of 2018. The increase in our effective tax rate was primarily attributable to the impact of our foreign operations.

The effective income tax rate in the first quarter of 2019 did not vary from the U.S. federal statutory income tax rate of 21% as the effect of state income tax expense was primarily offset by excess tax benefits associated with share-based compensation and income attributable to noncontrolling interests.

Note 21—Phillips 66 Partners LP

Phillips 66 Partners, headquartered in Houston, Texas, is a publicly traded MLP formed in 2013 to own, operate, develop and acquire primarily fee-based midstream assets. Phillips 66 Partners’ operations currently consist of crude oil, refined petroleum product and NGL transportation, processing, terminaling and storage assets.

We consolidate Phillips 66 Partners because we determined it is a VIE of which we are the primary beneficiary. As general partner of Phillips 66 Partners, we have the ability to control its financial interests, as well as the ability to direct the activities that most significantly impact its economic performance. As a result of this consolidation, the public common and perpetual convertible preferred unitholders’ ownership interests in Phillips 66 Partners are reflected as noncontrolling interests in our financial statements. At March 31, 2019, we owned a 54% limited partner interest and a 2% general partner interest in Phillips 66 Partners, while the public owned a 44% limited partner interest and 13.8 million perpetual convertible preferred units.

The most significant assets of Phillips 66 Partners that are available to settle only its obligations, along with its most significant liabilities for which its creditors do not have recourse to Phillips 66’s general credit, were:

	Millions of Dollars
	March 31 2019	December 31 2018

Equity investments*	$2,897	2,448
Net properties, plants and equipment	3,104	3,052
Long-term debt	3,173	2,998
* Included in “Investments and long-term receivables” line on the Phillips 66 consolidated balance sheet.

2019 Activities
For the three months ended March 31, 2019 and 2018, on a settlement-date basis, Phillips 66 Partners generated net proceeds of $32 million and $9 million, respectively, from common units issued under its continuous offering of common units, or at-the-market (ATM) programs. Since inception in June 2016 through March 31, 2019, the ATM programs generated net proceeds of $352 million.

Phillips 66 Partners holds an investment in the Gray Oak Pipeline through Holdings LLC. In December 2018, a third party exercised its option to acquire a 35% interest in Holdings LLC. Because Holdings LLC’s sole asset was its ownership interest in Gray Oak, which is considered a financial asset, and because certain restrictions were placed on the third party’s ability to transfer or sell its interest in Holdings LLC during the construction of the Gray Oak Pipeline, the legal sale of the 35% interest did not qualify as a sale under GAAP. As such, the contributions the third party is making to Holdings LLC to cover its share of previously incurred and future construction costs plus a premium to Phillips 66 Partners are reflected as a long-term obligation in the “Other liabilities and deferred credits” line on our consolidated balance sheet and financing cash inflows in the “Other” line on our consolidated statement of cash flows. The sale will be recognized under GAAP after construction of the Gray Oak Pipeline is completed and the restrictions expire. Phillips 66 Partners will continue to control and consolidate Holdings LLC after sale recognition, and therefore the third party’s 35% interest will be recharacterized from a long-term obligation to a noncontrolling interest on our consolidated balance sheet at that time. Also at that time, the premium paid will be recharacterized from a long-term obligation to a gain in our consolidated statement of income. For the three months ended March 31, 2019, the third party contributed an aggregate of $341 million into Holdings LLC, which Holdings LLC used to fund its portion of Gray Oak’s cash calls. See Note 6—Investments, Loans and Long-Term Receivables, for further discussion regarding Phillip 66 Partners’ investment in Gray Oak.

Note 22—Condensed Consolidating Financial Information

Phillips 66 has senior notes outstanding, the payment obligations of which are fully and unconditionally guaranteed by Phillips 66 Company, a 100% owned subsidiary. The following condensed consolidating financial information presents the results of operations, financial position and cash flows for:

•	Phillips 66 and Phillips 66 Company (in each case, reflecting investments in subsidiaries utilizing the equity method of accounting).

•	All other nonguarantor subsidiaries.

•	The consolidating adjustments necessary to present Phillips 66’s results on a consolidated basis.

This condensed consolidating financial information should be read in conjunction with the accompanying consolidated financial statements and notes.

	Millions of Dollars
	Three Months Ended March 31, 2019
Statement of Income	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Revenues and Other Income
Sales and other operating revenues	$—	17,415	5,688	—	23,103
Equity in earnings of affiliates	281	431	165	(361)	516
Net gain on dispositions	—	—	1	—	1
Other income	—	20	18	—	38
Intercompany revenues	—	1,161	3,215	(4,376)	—
Total Revenues and Other Income	281	19,027	9,087	(4,737)	23,658

Costs and Expenses
Purchased crude oil and products	—	17,080	8,254	(4,279)	21,055
Operating expenses	—	1,000	326	(19)	1,307
Selling, general and administrative expenses	3	255	110	(2)	366
Depreciation and amortization	—	227	104	—	331
Impairments	—	—	1	—	1
Taxes other than income taxes	—	95	33	—	128
Accretion on discounted liabilities	—	4	1	1	6
Interest and debt expense	93	36	67	(77)	119
Foreign currency transaction losses	—	—	5	—	5
Total Costs and Expenses	96	18,697	8,901	(4,376)	23,318
Income before income taxes	185	330	186	(361)	340
Income tax expense (benefit)	(19)	49	40	—	70
Net Income	204	281	146	(361)	270
Less: net income attributable to noncontrolling interests	—	—	66	—	66
Net Income Attributable to Phillips 66	$204	281	80	(361)	204

Comprehensive Income	$276	353	211	(498)	342

	Millions of Dollars
	Three Months Ended March 31, 2018
Statement of Income	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Revenues and Other Income
Sales and other operating revenues	$—	18,276	5,319	—	23,595
Equity in earnings of affiliates	600	614	195	(985)	424
Net gain on dispositions	—	7	10	—	17
Other income (loss)	—	(1)	11	—	10
Intercompany revenues	—	579	2,879	(3,458)	—
Total Revenues and Other Income	600	19,475	8,414	(4,443)	24,046

Costs and Expenses
Purchased crude oil and products	—	17,213	7,301	(3,376)	21,138
Operating expenses	—	978	283	(15)	1,246
Selling, general and administrative expenses	3	289	97	(3)	386
Depreciation and amortization	—	230	106	—	336
Taxes other than income taxes	—	82	28	—	110
Accretion on discounted liabilities	—	5	1	—	6
Interest and debt expense	93	30	64	(64)	123
Foreign currency transaction gains	—	—	(16)	—	(16)
Total Costs and Expenses	96	18,827	7,864	(3,458)	23,329
Income before income taxes	504	648	550	(985)	717
Income tax expense (benefit)	(20)	48	104	—	132
Net Income	524	600	446	(985)	585
Less: net income attributable to noncontrolling interests	—	—	61	—	61
Net Income Attributable to Phillips 66	$524	600	385	(985)	524

Comprehensive Income	$637	713	534	(1,186)	698

	Millions of Dollars
	March 31, 2019
Balance Sheet	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Assets
Cash and cash equivalents	$—	193	1,060	—	1,253
Accounts and notes receivable	—	5,180	4,208	(2,085)	7,303
Inventories	—	3,544	1,800	—	5,344
Prepaid expenses and other current assets	1	652	262	—	915
Total Current Assets	1	9,569	7,330	(2,085)	14,815
Investments and long-term receivables	32,412	22,562	10,256	(50,444)	14,786
Net properties, plants and equipment	—	13,229	9,034	—	22,263
Goodwill	—	2,853	417	—	3,270
Intangibles	—	724	140	—	864
Other assets	8	5,832	647	(4,630)	1,857
Total Assets	$32,421	54,769	27,824	(57,159)	57,855

Liabilities and Equity
Accounts payable	$—	6,913	4,185	(2,085)	9,013
Short-term debt	—	8	22	—	30
Accrued income and other taxes	—	376	564	—	940
Employee benefit obligations	—	324	33	—	357
Other accruals	135	1,163	243	(553)	988
Total Current Liabilities	135	8,784	5,047	(2,638)	11,328
Long-term debt	7,929	51	3,288	—	11,268
Asset retirement obligations and accrued environmental costs	—	454	166	—	620
Deferred income taxes	—	3,690	1,767	(1)	5,456
Employee benefit obligations	—	688	187	—	875
Other liabilities and deferred credits	111	9,226	5,104	(12,878)	1,563
Total Liabilities	8,175	22,893	15,559	(15,517)	31,110
Common stock	4,518	24,968	8,754	(33,722)	4,518
Retained earnings	20,437	7,617	1,211	(8,857)	20,408
Accumulated other comprehensive loss	(709)	(709)	(228)	937	(709)
Noncontrolling interests	—	—	2,528	—	2,528
Total Liabilities and Equity	$32,421	54,769	27,824	(57,159)	57,855

	Millions of Dollars
	December 31, 2018
Balance Sheet	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Assets
Cash and cash equivalents	$—	1,648	1,371	—	3,019
Accounts and notes receivable	9	4,255	3,202	(1,293)	6,173
Inventories	—	2,489	1,054	—	3,543
Prepaid expenses and other current assets	2	373	99	—	474
Total Current Assets	11	8,765	5,726	(1,293)	13,209
Investments and long-term receivables	32,712	22,799	9,829	(50,919)	14,421
Net properties, plants and equipment	—	13,218	8,800	—	22,018
Goodwill	—	2,853	417	—	3,270
Intangibles	—	726	143	—	869
Other assets	9	335	173	(2)	515
Total Assets	$32,732	48,696	25,088	(52,214)	54,302

Liabilities and Equity
Accounts payable	$—	5,415	2,464	(1,293)	6,586
Short-term debt	—	11	56	—	67
Accrued income and other taxes	—	458	658	—	1,116
Employee benefit obligations	—	663	61	—	724
Other accruals	66	227	149	—	442
Total Current Liabilities	66	6,774	3,388	(1,293)	8,935
Long-term debt	7,928	54	3,111	—	11,093
Asset retirement obligations and accrued environmental costs	—	458	166	—	624
Deferred income taxes	1	3,541	1,735	(2)	5,275
Employee benefit obligations	—	676	191	—	867
Other liabilities and deferred credits	55	4,611	4,287	(8,598)	355
Total Liabilities	8,050	16,114	12,878	(9,893)	27,149
Common stock	4,856	24,960	8,754	(33,714)	4,856
Retained earnings	20,518	8,314	1,249	(9,592)	20,489
Accumulated other comprehensive loss	(692)	(692)	(293)	985	(692)
Noncontrolling interests	—	—	2,500	—	2,500
Total Liabilities and Equity	$32,732	48,696	25,088	(52,214)	54,302

	Millions of Dollars
	Three Months Ended March 31, 2019
Statement of Cash Flows	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Cash Flows From Operating Activities
Net Cash Provided by (Used in) Operating Activities	$3	(384)	21	(118)	(478)

Cash Flows From Investing Activities
Capital expenditures and investments	—	(234)	(863)	—	(1,097)
Proceeds from asset dispositions*	—	—	103	—	103
Intercompany lending activities	731	(806)	75	—	—
Other	—	(26)	8	—	(18)
Net Cash Provided by (Used in) Investing Activities	731	(1,066)	(677)	—	(1,012)

Cash Flows From Financing Activities
Issuance of debt	—	—	725	—	725
Repayment of debt	—	(5)	(587)	—	(592)
Issuance of common stock	8	—	—	—	8
Repurchase of common stock	(344)	—	—	—	(344)
Dividends paid on common stock	(364)	—	(118)	118	(364)
Distributions to noncontrolling interests	—	—	(56)	—	(56)
Net proceeds from issuance of Phillips 66 Partners LP common units	—	—	32	—	32
Other	(34)	—	341	—	307
Net Cash Provided by (Used in) Financing Activities	(734)	(5)	337	118	(284)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	8	—	8

Net Change in Cash and Cash Equivalents	—	(1,455)	(311)	—	(1,766)
Cash and cash equivalents at beginning of period	—	1,648	1,371	—	3,019
Cash and Cash Equivalents at End of Period	$—	193	1,060	—	1,253
* Includes return of investments in equity affiliates.

	Millions of Dollars
	Three Months Ended March 31, 2018
Statement of Cash Flows	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Cash Flows From Operating Activities
Net Cash Provided by Operating Activities	$825	703	530	(1,570)	488

Cash Flows From Investing Activities
Capital expenditures and investments	—	(186)	(142)	—	(328)
Proceeds from asset dispositions*	—	325	17	(325)	17
Intercompany lending activities	1,541	(1,015)	(526)	—	—
Advances/loans—related parties	—	(1)	—	—	(1)
Other	—	(40)	(5)	—	(45)
Net Cash Provided by (Used in) Investing Activities	1,541	(917)	(656)	(325)	(357)

Cash Flows From Financing Activities
Issuance of debt	1,509	—	—	—	1,509
Repayment of debt	—	(5)	(2)	—	(7)
Issuance of common stock	10	—	—	—	10
Repurchase of common stock	(3,513)	—	—	—	(3,513)
Dividends paid on common stock	(327)	(789)	(781)	1,570	(327)
Distributions to noncontrolling interests	—	—	(45)	—	(45)
Net proceeds from issuance of Phillips 66 Partners LP common units	—	—	9	—	9
Other	(45)	—	(325)	325	(45)
Net Cash Used in Financing Activities	(2,366)	(794)	(1,144)	1,895	(2,409)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	1	—	1

Net Change in Cash and Cash Equivalents	—	(1,008)	(1,269)	—	(2,277)
Cash and cash equivalents at beginning of period	—	1,411	1,708	—	3,119
Cash and Cash Equivalents at End of Period	$—	403	439	—	842
* Includes return of investments in equity affiliates.

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

EXECUTIVE OVERVIEW AND BUSINESS ENVIRONMENT

Phillips 66 is an energy manufacturing and logistics company with midstream, chemicals, refining, and marketing and specialties businesses. At March 31, 2019, we had total assets of $57.9 billion. Our common stock trades on the New York Stock Exchange under the symbol PSX.

Executive Overview
In the first quarter of 2019, we reported earnings of $204 million and cash used in operating activities of $478 million, both of which were unfavorably impacted by lower realized refining margins, and, in the case of cash flow, discretionary inventory builds. We used available cash to fund capital expenditures and investments of $1.1 billion, pay dividends of $364 million and repurchase $344 million of our common stock. In addition, Phillips 66 Partners received $422 million from its joint venture partners to partially fund the Gray Oak capital project. We ended the first quarter of 2019 with $1.3 billion of cash and cash equivalents and approximately $5.7 billion of total committed capacity available under our revolving credit facilities.

Business Environment
The Midstream segment, which includes our 50% equity investment in DCP Midstream, LLC (DCP Midstream), contains fee-based operations that are not directly exposed to commodity price risk, as well as operations that are directly linked to natural gas liquids (NGL) prices, natural gas prices and crude oil prices. Average natural gas prices decreased in the first quarter of 2019, compared with the first quarter of 2018, due to continued supply growth. NGL prices were lower in the first quarter of 2019, compared with the first quarter of 2018, due to higher inventory levels resulting from lower liquefied petroleum gas (LPG) export volume related to fog and incident delays impacting the U.S. Gulf Coast (USGC) ports.

The Chemicals segment consists of our 50% equity investment in Chevron Phillips Chemical Company LLC (CPChem). The chemicals and plastics industry is mainly a commodity-based industry where the margins for key products are based on supply and demand, as well as cost factors. During the first quarter of 2019, the benchmark high-density polyethylene chain margin decreased, compared with the first quarter of 2018, due to higher product availability.

Our Refining segment results are driven by several factors, including refining margins, cost control, refinery throughput, feedstock costs, product yields and turnaround activity. The price of U.S. benchmark crude oil, West Texas Intermediate (WTI) at Cushing, Oklahoma, decreased to an average of $54.87 per barrel during the first quarter of 2019, compared with an average of $62.88 per barrel in the first quarter of 2018. During the first quarter of 2019, the differential between WTI and the international benchmark Dated Brent differential widened $4.46 per barrel, compared with the first quarter of 2018, primarily due to higher crude inventories. However, inland crude differentials narrowed in the first quarter of 2019. Industry crack spread indicators, the difference between market prices for refined petroleum products and crude oil, are used to estimate refining margins. During the first quarter of 2019, the U.S. 3:2:1 crack spread (three barrels of crude oil producing two barrels of gasoline and one barrel of diesel) was substantially lower than the first quarter of 2018, primarily due to inventory levels. Northwest Europe crack spreads on average improved slightly compared with the first quarter of 2018, due to higher diesel margins.

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

RESULTS OF OPERATIONS

Unless otherwise indicated, discussion of results for the three months ended March 31, 2019, is based on a comparison with the corresponding period of 2018.

Basis of Presentation

During the fourth quarter of 2018, the segment performance measure used by our chief executive officer to assess performance and allocate resources was changed from “net income” to “income before income taxes.”  Prior-period segment information has been recast to conform to the current presentation.

Consolidated Results

A summary of income (loss) before income taxes by business segment with a reconciliation to net income attributable to Phillips 66 follows:

	Millions of Dollars
	Three Months Ended March 31
	2019	2018

Midstream	$316	280
Chemicals	227	286
Refining	(198)	112
Marketing and Specialties	205	235
Corporate and Other	(210)	(196)
Income before income taxes	340	717
Income tax expense	70	132
Net income	270	585
Less: net income attributable to noncontrolling interests	66	61
Net income attributable to Phillips 66	$204	524

Our earnings decreased $320 million, or 61%, in the first quarter of 2019, mainly reflecting:

•	Lower realized refining margins.

•	Lower equity in earnings from CPChem.

These decreases were partially offset by:

•	Higher earnings from equity affiliates in our Midstream segment.

See the “Segment Results” section for additional information on our segment results.

Statement of Income Analysis

Sales and other operating revenues and purchased crude oil and products decreased $492 million and $83 million, respectively, in the first quarter of 2019. These decreases were mainly due to lower prices for refined petroleum products, crude oil and NGL.

Equity in earnings of affiliates increased 22% in the first quarter of 2019. The increase was mainly due to higher equity in earnings from WRB Refining LP (WRB) due to lower turnaround activities and affiliates in our Midstream segment due to higher volumes. These increases were partially offset by lower equity in earnings from CPChem due to lower margins, partially offset by improved operations of CPChem’s USGC petrochemicals assets. See the “Segment Results” section for additional information.

Operating expenses increased $61 million in the first quarter of 2019. The increase was mainly driven by higher employee-related expenses and utility costs, partially offset by lower maintenance expenses due to reduced turnaround costs.

Income tax expense decreased 47% in the first quarter of 2019. The decrease was primarily due to lower income before income taxes. See Note 20—Income Taxes, in the Notes to Consolidated Financial Statements, for information regarding our effective income tax rates.

Segment Results

Midstream

	Three Months Ended March 31
	2019	2018

	Millions of Dollars
Income Before Income Taxes
Transportation	$203	163
NGL and Other	90	86
DCP Midstream	23	31
Total Midstream	$316	280

	Thousands of Barrels Daily
Transportation Volumes
Pipelines*	3,176	3,209
Terminals	3,063	2,669
Operating Statistics
NGL fractionated**	234	184
NGL production***	428	380
* Pipelines represent the sum of volumes transported through each separately tariffed consolidated pipeline segment. Prior-period volumes have been recast to exclude our share of equity volumes from Yellowstone Pipe Line Company and Lake Charles Pipe Line Company.
** Excludes DCP Midstream.
*** Includes 100% of DCP Midstream’s volumes.

Dollars Per Gallon
Weighted-Average NGL Price*
DCP Midstream	$0.60	0.70
* Based on index prices from the Mont Belvieu market hub, which are weighted by NGL component.

The Midstream segment provides crude oil and refined petroleum product transportation, terminaling and processing services, as well as natural gas and NGL transportation, storage, processing and marketing services, mainly in the United States. This segment includes our master limited partnership (MLP), Phillips 66 Partners LP (Phillips 66 Partners), as well as our 50% equity investment in DCP Midstream, which includes the operations of its MLP, DCP Midstream, LP (DCP Partners).

Pre-tax income from the Midstream segment increased $36 million in the first quarter of 2019.

Pre-tax income from our Transportation business increased $40 million in the first quarter of 2019. The increased results were mainly driven by higher volumes, tariffs and storage rates from our portfolio of consolidated and joint venture assets.

Pre-tax income from our NGL and Other business increased $4 million in the first quarter of 2019. The increased results were mainly due to improved cargo volumes and margins and higher equity earnings from pipeline affiliates, partially offset by less favorable inventory impacts.

Pre-tax income from our investment in DCP Midstream decreased $8 million in the first quarter of 2019. The decreased results were mainly due to lower incentive distribution income allocations from DCP Partners.

See the “Executive Overview and Business Environment” section for information on market factors impacting this quarter’s results.

Chemicals

	Three Months Ended March 31
	2019	2018

	Millions of Dollars

Income Before Income Taxes	$227	286

	Millions of Pounds
CPChem Externally Marketed Sales Volumes*
Olefins and Polyolefins	4,692	4,427
Specialties, Aromatics and Styrenics	1,069	1,013
	5,761	5,440
* Represents 100% of CPChem’s outside sales of produced petrochemical products, as well as commission sales from equity affiliates.

Olefins and Polyolefins Capacity Utilization (percent)	98%	96

The Chemicals segment consists of our 50% interest in CPChem, which we account for under the equity method. CPChem uses NGL and other feedstocks to produce petrochemicals. These products are then marketed and sold or used as feedstocks to produce plastics and other chemicals. We structure our reporting of CPChem’s operations around two primary business lines: Olefins and Polyolefins (O&P) and Specialties, Aromatics and Styrenics (SA&S).

Pre-tax income from the Chemicals segment decreased $59 million in the first quarter of 2019. The decreased results were primarily driven by lower O&P margins and equity earnings from CPChem’s affiliates, partially offset by improved operations at CPChem’s new USGC petrochemicals assets, which commenced full operations in the second quarter of 2018. The full commencement of operations at these assets resulted in higher polyethylene and ethylene sales volumes and production-related costs, as well as lower capitalized interest.

See the “Executive Overview and Business Environment” section for information on market factors impacting this quarter’s results.

Refining

	Three Months Ended March 31
	2019	2018

	Millions of Dollars
Income (Loss) Before Income Taxes
Atlantic Basin/Europe	$(7)	(108)
Gulf Coast	(118)	—
Central Corridor	77	272
West Coast	(150)	(52)
Worldwide	$(198)	112

	Dollars Per Barrel
Income (Loss) Before Income Taxes
Atlantic Basin/Europe	$(0.17)	(2.75)
Gulf Coast	(1.80)	—
Central Corridor	3.22	10.37
West Coast	(4.89)	(1.57)
Worldwide	(1.22)	0.67

Realized Refining Margins*
Atlantic Basin/Europe	$7.76	7.17
Gulf Coast	5.44	6.75
Central Corridor	10.23	16.11
West Coast	6.25	8.32
Worldwide	7.23	9.29
* See the “Non-GAAP Reconciliations” section for a reconciliation of this non-GAAP measure to the most directly comparable measure under generally accepted accounting principles in the United States (GAAP), income (loss) before income taxes per barrel.

	Thousands of Barrels Daily
	Three Months Ended March 31
Operating Statistics	2019	2018
Refining operations*
Atlantic Basin/Europe
Crude oil capacity	537	537
Crude oil processed	427	419
Capacity utilization (percent)	80%	78
Refinery production	467	438
Gulf Coast
Crude oil capacity	764	752
Crude oil processed	654	696
Capacity utilization (percent)	85%	93
Refinery production	722	775
Central Corridor
Crude oil capacity	515	493
Crude oil processed	445	458
Capacity utilization (percent)	86%	93
Refinery production	468	479
West Coast
Crude oil capacity	364	364
Crude oil processed	307	340
Capacity utilization (percent)	84%	93
Refinery production	342	369
Worldwide
Crude oil capacity	2,180	2,146
Crude oil processed	1,833	1,913
Capacity utilization (percent)	84%	89
Refinery production	1,999	2,061
* Includes our share of equity affiliates.

The Refining segment refines crude oil and other feedstocks into petroleum products (such as gasoline, distillates and aviation fuels) at 13 refineries in the United States and Europe.

Pre-tax income from the Refining segment decreased $310 million in the first quarter of 2019. The decreased results were primarily due to a decline in realized refining margins driven by lower market crack spreads, feedstock advantage and clean product differentials, partially offset by lower renewable identification number (RIN) costs and higher secondary product margins.

See the “Executive Overview and Business Environment” section for information on market factors impacting this quarter’s results.

Our worldwide refining crude oil capacity utilization rate was 84% in first quarter of 2019, compared with 89% in the first quarter of 2018. The decrease was primarily due to higher unplanned downtime, planned maintenance and unfavorable market conditions, partially offset by lower turnaround activity.

Marketing and Specialties

	Three Months Ended March 31
	2019	2018

	Millions of Dollars
Income Before Income Taxes
Marketing and Other	$138	176
Specialties	67	59
Total Marketing and Specialties	$205	235

	Dollars Per Barrel
Income Before Income Taxes
U.S.	$0.60	0.85
International	2.25	1.51

Realized Marketing Fuel Margins*
U.S.	$1.06	1.39
International	3.80	3.32
* See the “Non-GAAP Reconciliations” section for a reconciliation of this non-GAAP measure to the most directly comparable GAAP measure, income before income taxes per barrel.

	Dollars Per Gallon
U.S. Average Wholesale Prices*
Gasoline	$1.86	2.05
Distillates	2.04	2.12
* On third-party branded petroleum product sales, excluding excise taxes.

	Thousands of Barrels Daily
Marketing Petroleum Products Sales Volumes
Gasoline	1,151	1,105
Distillates	940	879
Other	18	20
Total	2,109	2,004

The M&S segment purchases for resale and markets refined petroleum products (such as gasoline, distillates and aviation fuels), mainly in the United States and Europe. In addition, this segment includes the manufacturing and marketing of specialty products (such as base oils and lubricants), as well as power generation operations.

Pre-tax income from the M&S segment decreased $30 million in the first quarter of 2019. The decreased results were primarily due to lower U.S. marketing margins, as well as income recognized in 2018 related to biodiesel blender’s tax incentives and the disposition of certain assets. These decreases were partially offset by higher margins from our international marketing and lubricants businesses.

See the “Executive Overview and Business Environment” section for information on marketing fuel margins and other market factors impacting this quarter’s results.

Corporate and Other

	Millions of Dollars
	Three Months Ended March 31
	2019	2018
Loss Before Income Taxes
Net interest expense	$(108)	(112)
Corporate overhead and other	(102)	(84)
Total Corporate and Other	$(210)	(196)

Net interest consists of interest and financing expense, net of interest income and capitalized interest. Net interest decreased in the first quarter of 2019, mainly due to higher capitalized interest related to capital projects under development, primarily by our Midstream segment, partially offset by an increase in interest expense driven by the issuance of $1.5 billion of debt in March 2018.

Corporate overhead and other includes general and administrative expenses, technology costs, environmental costs associated with sites no longer in operation, foreign currency transaction gains and losses and other costs not directly associated with an operating segment. Corporate overhead and other expenses increased $18 million in the first quarter of 2019, primarily due to one-time income tax benefits recognized by equity affiliates in 2018 related to U.S. tax reform, as well as higher employee-related costs.

CAPITAL RESOURCES AND LIQUIDITY

Financial Indicators

	Millions of Dollars, Except as Indicated
	March 31 2019	December 31 2018

Cash and cash equivalents	$1,253	3,019
Short-term debt	30	67
Total debt	11,298	11,160
Total equity	26,745	27,153
Percent of total debt to capital*	30%	29
Percent of floating-rate debt to total debt	12%	11
* Capital includes total debt and total equity.

To meet our short- and long-term liquidity requirements, we look to a variety of funding sources but rely primarily on cash generated from operating activities. Additionally, Phillips 66 Partners has the ability to fund its growth activities through debt and equity offerings. During the first three months of 2019, we used $478 million of cash in our operations. Available cash was also used to fund capital expenditures and investments of $1.1 billion; pay dividends on our common stock of $364 million; and repurchase $344 million of our common stock. In addition, Phillips 66 Partners received $422 million from its joint venture partners to partially fund the Gray Oak capital project. During the first three months of 2019, cash and cash equivalents decreased by $1.8 billion to $1.3 billion.

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

Significant Sources of Capital

Operating Activities
During the first three months of 2019, cash used in operating activities was $478 million, compared with cash provided by operations of $488 million for the first three months of 2018. The decrease in the first three months of 2019, compared with the same period in 2018, reflected lower realized refining margins, as well as larger net unfavorable working capital impacts. The unfavorable working capital impacts were primarily driven by the effects of changes in commodity prices, the timing of payments and collections, and discretionary inventory builds.

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

Equity Affiliate Operating Distributions
Our operating cash flows are also impacted by distribution decisions made by our equity affiliates, including DCP Midstream, CPChem and WRB. During the first three months of 2019, cash from operations included distributions of $611 million from our equity affiliates, compared with $543 million during the same period of 2018. We cannot control the amount of future dividends from equity affiliates; therefore, future dividend payments by these companies are not assured.

Phillips 66 Partners LP

Unit Issuances
During the first three months of 2019, on a settlement-date basis, Phillips 66 Partners generated net proceeds of $32 million from common units issued under its active continuous offering of common units, or at-the-market (ATM) program. Since inception in June 2016 through March 31, 2019, net proceeds of $352 million have been received under its ATM programs.

Debt Issuances
On March 22, 2019, Phillips 66 Partners entered into a senior unsecured term loan facility with a borrowing capacity of $400 million that matures on March 20, 2020. At March 31, 2019, term loans totaling $250 million were outstanding under this facility. Borrowings under this facility bear interest at a floating rate based on either the Eurodollar rate or the reference rate, plus a margin determined by Phillips 66 Partners’ credit ratings. Proceeds from term loans made under this facility were used for general partnership purposes, including repayment of amounts borrowed under Phillips 66 Partners’ $750 million revolving credit facility.

Transfers of Equity Interests
In December 2018, a third party exercised an option to acquire a 35% interest in Gray Oak Holdings LLC (Holdings LLC), a consolidated subsidiary of Phillips 66 Partners. This transfer did not qualify as a sale under GAAP because of certain restrictions placed on the acquirer. The contributions received by Holdings LLC from the third party to cover capital calls from Gray Oak Pipeline, LLC (Gray Oak) are presented as a long-term obligation on our consolidated balance sheet and financing cash inflows on our consolidated statement of cash flows until construction of the Gray Oak Pipeline is completed and the restrictions expire. During the first three months of 2019, the third party contributed an aggregate of $341 million into Holdings LLC, which Holdings LLC used to fund its portion of Gray Oak’s cash calls. See Note 21—Phillips 66 Partners LP, in the Notes to Consolidated Financial Statements, for additional information regarding this transaction.

In February 2019, Holdings LLC sold a 10% ownership interest in Gray Oak to a third party that exercised a purchase option for proceeds of $81 million. The proceeds received from this sale are presented as an investing cash inflow on our consolidated statement of cash flows. See Note 6—Investments, Loans and Long-Term Receivables, in the Notes to Consolidated Financial Statements, for additional information regarding this transaction.

Revolving Credit Facilities and Commercial Paper
At March 31, 2019, no amount had been directly drawn under our $5 billion revolving credit facility or our $5 billion commercial paper program supported by our revolving credit facility. In addition, at March 31, 2019, Phillips 66 Partners had $15 million of borrowings outstanding under its $750 million revolving credit facility. As a result, we had approximately $5.7 billion of total committed capacity available under our revolving credit facilities at March 31, 2019.

Off-Balance Sheet Arrangements

Contingent Equity Affiliate Contribution
In March 2019, a wholly owned subsidiary of Dakota Access, LLC (Dakota Access) closed on an offering of $2,500 million aggregate principal amount of unsecured senior notes. The net proceeds from the issuance of these notes were used to repay amounts outstanding under existing credit facilities of Dakota Access and Energy Transfer Crude Oil Company, LLC (ETCO). Dakota Access and ETCO have guaranteed repayment of the notes. In addition, Phillips 66 Partners and its co-venturers provided a Contingent Equity Contribution Undertaking (CECU) in conjunction with the notes offering. Under the CECU, if Dakota Access receives an unfavorable court ruling related to certain disputed construction permits and Dakota Access determines that an equity contribution trigger event has occurred, the venturers may be severally required to make proportionate equity contributions to Dakota Access and ETCO up to an aggregate maximum of approximately $2,525 million. Phillips 66 Partners’ share of the maximum potential equity contributions under the CECU is approximately $631 million.

Lease Residual Value and Joint Venture Obligation Guarantees
Under the operating lease agreement on our headquarters facility in Houston, Texas, we have a residual value guarantee with a maximum future exposure of $554 million at March 31, 2019. The operating lease term ends in June 2021 and provides us the option, at the end of the lease term, to request to renew the lease, purchase the facility or assist the lessor in marketing it for resale. We also have residual value guarantees associated with railcar and airplane leases with maximum future exposures totaling $288 million at March 31, 2019, which have remaining terms of up to five years.

In addition, we have guarantees outstanding related to certain joint venture debt and purchase obligations, which have remaining terms of up to seven years. At March 31, 2019, the maximum potential amount of future payments to third parties under these guarantees was approximately $207 million.

See Note 10—Guarantees, in the Notes to Consolidated Financial Statements, for additional information on our guarantees.

Capital Requirements

Capital Expenditures and Investments
For information about our capital expenditures and investments, see the “Capital Spending” section below.

Debt Financing
Our total debt balance at March 31, 2019, and December 31, 2018, was $11,298 million and $11,160 million, respectively. Our total debt-to-capital ratio was 30% and 29% at March 31, 2019, and December 31, 2018, respectively.

Dividends
On February 6, 2019, our Board of Directors declared a quarterly cash dividend of $0.80 per common share. The dividend was paid on March 1, 2019, to shareholders of record at the close of business on February 19, 2019.

Share Repurchases
Since July 2012, our Board of Directors has, at various times, authorized repurchases of our outstanding common stock under our share repurchase program, which aggregate to a total authorization of up to $12 billion. The share repurchases are expected to be funded primarily through available cash. The shares will be repurchased from time to time in the open market at our discretion, subject to market conditions and other factors, and in accordance with applicable regulatory requirements. Since the inception of our share repurchase program in 2012 through March 31, 2019, we have repurchased 140,742,497 shares at an aggregate cost of $10,737 million. Shares of stock repurchased are held as treasury shares.

Related Party Loan
On March 29, 2019, Phillips 66 Partners and its co-venturers executed an agreement to loan Gray Oak up to a maximum of $1,230 million to finance construction of the Gray Oak Pipeline. The amount loaned by each venturer is expected to be proportionate to its effective ownership interest. The maximum amount to be loaned by Phillips 66 Partners is $520 million. Loans under this agreement are due on March 31, 2022, with early repayment permitted. We expect any amounts outstanding under this agreement to be repaid upon completion of project-level financing. On April 1, 2019, Phillips 66 Partners and its co-venturers loaned Gray Oak a total of $125 million under this agreement, of which Phillips 66 Partners’ share was $53 million.

Capital Spending

	Millions of Dollars
	Three Months Ended March 31
	2019	2018
Capital Expenditures and Investments
Midstream*	$841	136
Chemicals	—	—
Refining	194	172
Marketing and Specialties	19	13
Corporate and Other	43	7
	$1,097	328

Selected Equity Affiliates**
DCP Midstream	$150	95
CPChem	103	161
WRB	37	40
	$290	296
* Midstream capital expenditures and investments for the three months ended March 31, 2019, include $422 million of capital funded by Gray Oak joint venture partners.
** Our share of joint venture’s self-funded capital spending.

Midstream
During the first three months of 2019, capital spending in our Midstream segment included continued development of additional Gulf Coast fractionation capacity, construction activities related to increasing storage capacity at our crude oil and refined petroleum products terminal located near Beaumont, Texas, as well as other return, reliability and maintenance projects in our Transportation and NGL businesses. Phillips 66 Partners advanced several major construction projects, including the Gray Oak Pipeline and related ventures, the new isomerization unit at the Lake Charles Refinery, completion of the eastern leg of Phillips 66 Partners’ 40% owned Bayou Bridge Pipeline and capacity increases on the Sweeny to Pasadena refined petroleum products pipeline.

During the first three months of 2019, DCP Midstream had a self-funded capital program. During this period, on a 100% basis, DCP Midstream’s capital expenditures and investments were $300 million, which were primarily for expansion capital expenditures, including construction of the O’Connor 2 plant and investments in the Gulf Coast Express joint venture pipeline, as well as maintenance capital expenditures for existing assets. We expect DCP Midstream to continue self-funding its capital program for the remainder of 2019.

Chemicals
During the first three months of 2019, CPChem had a self-funded capital program. During this period, on a 100% basis, CPChem’s capital expenditures and investments were $206 million, which were primarily for the continued development of its second USGC Petrochemicals Project and debottlenecking projects on existing assets. We expect CPChem to continue self-funding its capital program for the remainder of 2019.

Refining
Capital spending for the Refining segment during the first three months of 2019 was primarily for air emission reduction projects to meet new environmental standards, refinery upgrade projects to increase accessibility of advantaged crudes and improve product yields, improvements to the operating integrity of key processing units and safety-related projects. Our equity affiliates in the Refining segment had self-funded capital programs during the first three months of 2019 and we expect them to continue self-funding their capital programs for the remainder of 2019.

Major construction activities included:

•	Installation of facilities to improve product value at the Sweeny and Lake Charles refineries, as well as the jointly owned Borger Refinery.

•	Installation of facilities for U.K. biofuels compliance at the Humber Refinery.

The facility installed at the Ferndale Refinery to comply with U.S. Environmental Protection Agency (EPA) Tier 3 gasoline regulations started up in the first quarter of 2019.

Marketing and Specialties
Capital spending for the M&S segment during the first three months of 2019 was primarily for the acquisition and development of new international retail sites and maintenance projects at our lubricants and power generation facilities.

Corporate and Other
Capital spending for Corporate and Other during the first three months of 2019 was primarily for information technology and facilities.

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

Environmental
Like other companies in our industry, we are subject to numerous international, federal, state and local environmental laws and regulations. For a discussion of the most significant of these international and federal environmental laws and regulations, see the “Environmental” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2018 Annual Report on Form 10-K.

We occasionally receive requests for information or notices of potential liability from the EPA and state environmental agencies alleging that we are a potentially responsible party under the Federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or an equivalent state statute. On occasion, we also have been made a party to cost recovery litigation by those agencies or by private parties. These requests, notices and lawsuits assert potential liability for remediation costs at various sites that typically are not owned by us, but allegedly contain wastes attributable to our past operations. At March 31, 2019, and December 31, 2018, we were notified of potential liability under CERCLA and comparable state laws at 27 sites within the United States.

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

For examples of legislation and regulation or precursors for possible regulation that do or could affect our operations, see the “Climate Change” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2018 Annual Report on Form 10-K.

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

	Millions of Dollars, Except as Indicated
Realized Refining Margins	Atlantic Basin/ Europe	Gulf Coast	Central Corridor	West Coast	Worldwide

Three Months Ended March 31, 2019
Income (loss) before income taxes	$(7)	(118)	77	(150)	(198)
Plus:
Taxes other than income taxes	15	23	13	24	75
Depreciation and amortization	50	67	33	62	212
Selling, general and administrative expenses	7	(2)	1	5	11
Operating expenses	233	384	145	249	1,011
Equity in (earnings) losses of affiliates	3	—	(84)	—	(81)
Other segment (income) expense, net	6	1	(2)	2	7
Proportional share of refining gross margins contributed by equity affiliates	17	—	267	—	284
Special items:
Pending claims and settlements	—	—	(21)	—	(21)
Realized refining margins	$324	355	429	192	1,300

Total processed inputs (thousands of barrels)	41,682	65,434	23,893	30,703	161,712
Adjusted total processed inputs (thousands of barrels)*	41,682	65,434	41,896	30,703	179,715

Income (loss) before income taxes per barrel (dollars per barrel)**	$(0.17)	(1.80)	3.22	(4.89)	(1.22)
Realized refining margins (dollars per barrel)***	7.76	5.44	10.23	6.25	7.23

Three Months Ended March 31, 2018
Income (loss) before income taxes	$(108)	—	272	(52)	112
Plus:
Taxes other than income taxes	15	25	12	25	77
Depreciation and amortization	52	66	35	58	211
Selling, general and administrative expenses	13	10	7	11	41
Operating expenses	285	366	108	230	989
Equity in losses of affiliates	2	1	61	—	64
Other segment (income) expense, net	(7)	(1)	(4)	3	(9)
Proportional share of refining gross margins contributed by equity affiliates	29	—	198	—	227
Realized refining margins	$281	467	689	275	1,712

Total processed inputs (thousands of barrels)	39,218	69,207	26,236	33,051	167,712
Adjusted total processed inputs (thousands of barrels)*	39,218	69,207	42,765	33,051	184,241

Income (loss) before income taxes per barrel (dollars per barrel)**	$(2.75)	—	10.37	(1.57)	0.67
Realized refining margins (dollars per barrel)***	7.17	6.75	16.11	8.32	9.29
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

	Millions of Dollars, Except as Indicated
	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
	U.S.	International	U.S.	International
Realized Marketing Fuel Margins
Income before income taxes	$98	58	132	37
Plus:
Taxes other than income taxes	2	2	(10)	(2)
Depreciation and amortization	2	16	4	18
Selling, general and administrative expenses	155	62	176	70
Equity in earnings of affiliates	(1)	(22)	(2)	(18)
Other operating revenues*	(82)	(6)	(84)	(7)
Other segment income, net	—	(2)	—	(5)
Marketing margins	174	108	216	93
Less: margin for non-fuel related sales	—	10	—	12
Realized marketing fuel margins	$174	98	216	81

Total fuel sales volumes (thousands of barrels)	164,058	25,796	155,780	24,534

Income before income taxes per barrel (dollars per barrel)	$0.60	2.25	0.85	1.51
Realized marketing fuel margins (dollars per barrel)**	1.06	3.80	1.39	3.32
* Includes other non-fuel revenues.
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

•	Changes in tax, environmental and other laws and regulations (including alternative energy mandates) applicable to our business.

•	Limited access to capital or significantly higher cost of capital related to changes to our credit profile or illiquidity or uncertainty in the domestic or international financial markets.

•	The operation, financing and distribution decisions of our joint ventures.

•	Domestic and foreign supplies of crude oil and other feedstocks.

•	Domestic and foreign supplies of petrochemicals and refined petroleum products, such as gasoline, diesel, aviation fuel and home heating oil.

•	Governmental policies relating to exports of crude oil and natural gas.

•	Overcapacity or undercapacity in the midstream, chemicals and refining industries.

•	Fluctuations in consumer demand for refined petroleum products.

•	The factors generally described in Item 1A.—Risk Factors in our 2018 Annual Report on Form 10-K.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our commodity price risk and interest rate risk at March 31, 2019, did not differ materially from the risks disclosed under Item 7A of our 2018 Annual Report on Form 10-K.

Item 4.   CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported within the time periods specified in U.S. Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. As of March 31, 2019, with the participation of management, our Chairman and Chief Executive Officer and our Executive Vice President, Finance and Chief Financial Officer carried out an evaluation, pursuant to Rule 13a-15(b) of the Act, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our Chairman and Chief Executive Officer and our Executive Vice President, Finance and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of March 31, 2019.

Effective January 1, 2019, we adopted Financial Accounting Standards Board Accounting Standards Update (ASU) No. 2016-02, “Leases (Topic 842).” Changes were made to our business processes, including information systems, to capture the additional recording and reporting obligations required by the new ASU. To maintain adequate controls over these new business processes and information systems, we evaluated, updated and added new internal controls over financial reporting applicable to lease accounting and reporting. There have been no other changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, in the quarterly period ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

Item 103 of U.S. Securities and Exchange Commission (SEC) Regulation S-K requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings, or such proceedings are known to be contemplated, unless we reasonably believe that the matter will result in no monetary sanctions, or in monetary sanctions, exclusive of interest and costs, of less than $100,000. The following matters are disclosed in accordance with that requirement. We do not currently believe that the eventual outcome of any such matters, individually or in the aggregate, could have a material adverse effect on our business, financial condition, results of operations or cash flows. There were no new matters that arose during the first quarter of 2019. One matter previously reported in our 2018 Annual Report on Form 10-K for the quarterly period ended December 31, 2018, has been resolved, as described below.

Our U.S. refineries are implementing two separate consent decrees, regarding alleged violations of the Federal Clean Air Act, with the U.S. Environmental Protection Agency (EPA), five states and one local air pollution agency. Some of the requirements and limitations contained in the decrees provide for stipulated penalties for violations. Stipulated penalties under the decrees are not automatic, but must be requested by one of the agency signatories. As part of periodic reports under the decrees or other reports required by permits or regulations, we occasionally report matters that could be subject to a request for stipulated penalties. If a specific request for stipulated penalties meeting the SEC reporting threshold described above is made pursuant to these decrees based on a given reported exceedance, we will separately report that matter and the amount of the proposed penalty.

New Matters
There are no new matters to report.

Matters Previously Reported
In late 2018, Phillips 66 and the EPA agreed to resolve certain flaring violations alleged to have occurred at our Billings Refinery between May 2010 and September 2018. The matter was resolved on April 8, 2019, pursuant to a final settlement consisting of payments of a $150,000 penalty and approximately $220,000 for supplemental environmental projects.

Item 1A.   RISK FACTORS

There were no material changes from the risk factors disclosed in Item 1A of our 2018 Annual Report on Form 10-K.

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

				Millions of Dollars
Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs**	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2019	1,312,264	$91.16	1,312,264	$1,487
February 1-28, 2019	1,093,370	95.50	1,093,370	1,383
March 1-31, 2019	1,233,147	97.41	1,233,147	1,263
Total	3,638,781	$94.58	3,638,781
* Includes repurchase of shares of common stock from company employees in connection with the company’s broad-based employee incentive plans, when applicable.
** As of March 31, 2019, our Board of Directors has authorized repurchases totaling up to $12 billion of our outstanding common stock. The authorizations do not have expiration dates. The share repurchases are expected to be funded primarily through available cash. The shares under these authorizations will be repurchased from time to time in the open market at the company’s discretion, subject to market conditions and other factors, and in accordance with applicable regulatory requirements. We are not obligated to acquire any particular amount of common stock and may commence, suspend or discontinue purchases at any time or from time to time without prior notice. Shares of stock repurchased are held as treasury shares.

Item 6. EXHIBITS

Exhibit Number	Exhibit Description

As permitted by Item 601(b)(4)(iii)(A) of Regulation S-K, the company has not filed with this Quarterly Report on Form 10-Q certain instruments defining the rights of holders of long-term debt of the company and its subsidiaries because the total amount of securities authorized thereunder does not exceed 10% of the total assets of the company and its subsidiaries on a consolidated basis. The company agrees to furnish a copy of such agreements to the Commission upon request.

10.1*	First Amendment to the Phillips 66 Defined Contribution Make-Up Plan Title II.**

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32*	Certifications pursuant to 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Schema Document.

101.CAL*	XBRL Calculation Linkbase Document.

101.LAB*	XBRL Labels Linkbase Document.

101.PRE*	XBRL Presentation Linkbase Document.

101.DEF*	XBRL Definition Linkbase Document.

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

Date: April 30, 2019