Form 10-Q
period 2019-06-30
Phillips 66
filed 2019-07-26
CIK 1534701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	001-35349
Phillips 66
(Exact name of registrant as specified in its charter)

Delaware	45-3779385
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2331 CityWest Blvd., Houston, Texas 77042
(Address of principal executive offices) (Zip Code)
281-293-6600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 Par Value	PSX	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐
Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The registrant had 448,541,697 shares of common stock, $0.01 par value, outstanding as of June 30, 2019.

PHILLIPS 66

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Consolidated Statement of Income	Phillips 66

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
Revenues and Other Income
Sales and other operating revenues	$27,847	28,980	50,950	52,575
Equity in earnings of affiliates	648	743	1,164	1,167
Net gain on dispositions	—	—	1	17
Other income	23	13	61	23
Total Revenues and Other Income	28,518	29,736	52,176	53,782

Costs and Expenses
Purchased crude oil and products	24,554	25,747	45,609	46,885
Operating expenses	1,165	1,143	2,472	2,389
Selling, general and administrative expenses	408	432	774	818
Depreciation and amortization	334	337	665	673
Impairments	2	6	3	6
Taxes other than income taxes	97	109	225	219
Accretion on discounted liabilities	5	6	11	12
Interest and debt expense	115	135	234	258
Foreign currency transaction (gains) losses	9	(14)	14	(30)
Total Costs and Expenses	26,689	27,901	50,007	51,230
Income before income taxes	1,829	1,835	2,169	2,552
Income tax expense	325	431	395	563
Net Income	1,504	1,404	1,774	1,989
Less: net income attributable to noncontrolling interests	80	65	146	126
Net Income Attributable to Phillips 66	$1,424	1,339	1,628	1,863

Net Income Attributable to Phillips 66 Per Share of Common Stock (dollars)
Basic	$3.13	2.86	3.57	3.89
Diluted	3.12	2.84	3.55	3.87

Weighted-Average Common Shares Outstanding (thousands)
Basic	453,681	468,331	455,630	477,647
Diluted	455,585	471,638	457,620	480,995
See Notes to Consolidated Financial Statements.

Consolidated Statement of Comprehensive Income	Phillips 66

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018

Net Income	$1,504	1,404	1,774	1,989
Other comprehensive income (loss)
Defined benefit plans
Amortization to income of net actuarial loss, prior service credit and settlements	15	21	34	43
Plans sponsored by equity affiliates	1	3	5	9
Income taxes on defined benefit plans	(4)	(5)	(9)	(12)
Defined benefit plans, net of income taxes	12	19	30	40
Foreign currency translation adjustments	(62)	(201)	(5)	(110)
Income taxes on foreign currency translation adjustments	(1)	4	(1)	1
Foreign currency translation adjustments, net of income taxes	(63)	(197)	(6)	(109)
Cash flow hedges	(7)	2	(11)	8
Income taxes on hedging activities	—	—	1	(2)
Hedging activities, net of income taxes	(7)	2	(10)	6
Other Comprehensive Income (Loss), Net of Income Taxes	(58)	(176)	14	(63)
Comprehensive Income	1,446	1,228	1,788	1,926
Less: comprehensive income attributable to noncontrolling interests	80	65	146	126
Comprehensive Income Attributable to Phillips 66	$1,366	1,163	1,642	1,800
See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet	Phillips 66

	Millions of Dollars
	June 30 2019	December 31 2018
Assets
Cash and cash equivalents	$1,819	3,019
Accounts and notes receivable (net of allowances of $41 million in 2019 and $22 million in 2018)	5,748	5,414
Accounts and notes receivable—related parties	979	759
Inventories	5,093	3,543
Prepaid expenses and other current assets	656	474
Total Current Assets	14,295	13,209
Investments and long-term receivables	15,006	14,421
Net properties, plants and equipment	22,503	22,018
Goodwill	3,270	3,270
Intangibles	871	869
Other assets	1,836	515
Total Assets	$57,781	54,302

Liabilities
Accounts payable	$7,300	6,113
Accounts payable—related parties	700	473
Short-term debt	667	67
Accrued income and other taxes	1,086	1,116
Employee benefit obligations	502	724
Other accruals	916	442
Total Current Liabilities	11,171	8,935
Long-term debt	10,772	11,093
Asset retirement obligations and accrued environmental costs	634	624
Deferred income taxes	5,533	5,275
Employee benefit obligations	906	867
Other liabilities and deferred credits	1,459	355
Total Liabilities	30,475	27,149

Equity
Common stock (2,500,000,000 shares authorized at $0.01 par value) Issued (2019—646,828,397 shares; 2018—645,691,761 shares)
Par value	6	6
Capital in excess of par	19,912	19,873
Treasury stock (at cost: 2019—198,286,700 shares; 2018—189,526,331 shares)	(15,822)	(15,023)
Retained earnings	21,423	20,489
Accumulated other comprehensive loss	(767)	(692)
Total Stockholders’ Equity	24,752	24,653
Noncontrolling interests	2,554	2,500
Total Equity	27,306	27,153
Total Liabilities and Equity	$57,781	54,302
See Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows	Phillips 66

	Millions of Dollars
	Six Months Ended June 30
	2019	2018
Cash Flows From Operating Activities
Net income	$1,774	1,989
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	665	673
Impairments	3	6
Accretion on discounted liabilities	11	12
Deferred income taxes	253	129
Undistributed equity earnings	(44)	(14)
Net gain on dispositions	(1)	(17)
Other	(59)	197
Working capital adjustments
Accounts and notes receivable	(534)	304
Inventories	(1,549)	(1,537)
Prepaid expenses and other current assets	(182)	(257)
Accounts payable	1,368	1,311
Taxes and other accruals	(253)	56
Net Cash Provided by Operating Activities	1,452	2,852

Cash Flows From Investing Activities
Capital expenditures and investments	(1,728)	(866)
Proceeds from asset dispositions*	118	29
Advances/loans—related parties	(95)	(1)
Collection of advances/loans—related parties	95	—
Other	24	17
Net Cash Used in Investing Activities	(1,586)	(821)

Cash Flows From Financing Activities
Issuance of debt	860	1,509
Repayment of debt	(597)	(260)
Issuance of common stock	9	30
Repurchase of common stock	(799)	(3,743)
Dividends paid on common stock	(770)	(699)
Distributions to noncontrolling interests	(117)	(96)
Net proceeds from issuance of Phillips 66 Partners LP common units	42	67
Other	301	(58)
Net Cash Used in Financing Activities	(1,071)	(3,250)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	5	(16)

Net Change in Cash and Cash Equivalents	(1,200)	(1,235)
Cash and cash equivalents at beginning of period	3,019	3,119
Cash and Cash Equivalents at End of Period	$1,819	1,884
* Includes return of investments in equity affiliates.
See Notes to Consolidated Financial Statements.

Consolidated Statement of Changes in Equity	Phillips 66

	Millions of Dollars
	Three Months Ended June 30
	Attributable to Phillips 66
	Common Stock
	Par Value	Capital in Excess of Par	Treasury Stock	Retained Earnings	Accum. Other Comprehensive Loss	Noncontrolling Interests	Total

March 31, 2019	$6	19,879	(15,367)	20,408	(709)	2,528	26,745
Net income	—	—	—	1,424	—	80	1,504
Other comprehensive loss	—	—	—	—	(58)	—	(58)
Dividends paid on common stock ($0.90 per share)	—	—	—	(406)	—	—	(406)
Repurchase of common stock	—	—	(455)	—	—	—	(455)
Benefit plan activity	—	30	—	(3)	—	—	27
Issuance of Phillips 66 Partners LP common units	—	3	—	—	—	7	10
Distributions to noncontrolling interests	—	—	—	—	—	(61)	(61)
June 30, 2019	$6	19,912	(15,822)	21,423	(767)	2,554	27,306

March 31, 2018	$6	19,775	(13,891)	16,537	(504)	2,377	24,300
Net income	—	—	—	1,339	—	65	1,404
Other comprehensive loss	—	—	—	—	(176)	—	(176)
Dividends paid on common stock ($0.80 per share)	—	—	—	(372)	—	—	(372)
Repurchase of common stock	—	—	(230)	—	—	—	(230)
Benefit plan activity	—	37	—	(4)	—	—	33
Issuance of Phillips 66 Partners LP common units	—	19	—	—	—	33	52
Distributions to noncontrolling interests	—	—	—	—	—	(51)	(51)
June 30, 2018	$6	19,831	(14,121)	17,500	(680)	2,424	24,960

	Shares in Thousands
	Three Months Ended June 30
	Common Stock Issued	Treasury Stock

March 31, 2019	646,716	193,165
Repurchase of common stock	—	5,122
Shares issued—share-based compensation	112	—
June 30, 2019	646,828	198,287

March 31, 2018	644,727	178,890
Repurchase of common stock	—	2,062
Shares issued—share-based compensation	488	—
June 30, 2018	645,215	180,952
See Notes to Consolidated Financial Statements.

	Millions of Dollars
	Six Months Ended June 30
	Attributable to Phillips 66
	Common Stock
	Par Value	Capital in Excess of Par	Treasury Stock	Retained Earnings	Accum. Other Comprehensive Loss	Noncontrolling Interests	Total

December 31, 2018	$6	19,873	(15,023)	20,489	(692)	2,500	27,153
Cumulative effect of accounting changes	—	—	—	81	(89)	(1)	(9)
Net income	—	—	—	1,628	—	146	1,774
Other comprehensive income	—	—	—	—	14	—	14
Dividends paid on common stock ($1.70 per share)	—	—	—	(770)	—	—	(770)
Repurchase of common stock	—	—	(799)	—	—	—	(799)
Benefit plan activity	—	34	—	(5)	—	—	29
Issuance of Phillips 66 Partners LP common units	—	5	—	—	—	26	31
Distributions to noncontrolling interests	—	—	—	—	—	(117)	(117)
June 30, 2019	$6	19,912	(15,822)	21,423	(767)	2,554	27,306

December 31, 2017	$6	19,768	(10,378)	16,306	(617)	2,343	27,428
Cumulative effect of accounting changes	—	—	—	36	—	13	49
Net income	—	—	—	1,863	—	126	1,989
Other comprehensive loss	—	—	—	—	(63)	—	(63)
Dividends paid on common stock ($1.50 per share)	—	—	—	(699)	—	—	(699)
Repurchase of common stock	—	—	(3,743)	—	—	—	(3,743)
Benefit plan activity	—	41	—	(6)	—	—	35
Issuance of Phillips 66 Partners LP common units	—	22	—	—	—	38	60
Distributions to noncontrolling interests	—	—	—	—	—	(96)	(96)
June 30, 2018	$6	19,831	(14,121)	17,500	(680)	2,424	24,960

	Shares in Thousands
	Six Months Ended June 30
	Common Stock Issued	Treasury Stock

December 31, 2018	645,692	189,526
Repurchase of common stock	—	8,761
Shares issued—share-based compensation	1,136	—
June 30, 2019	646,828	198,287

December 31, 2017	643,835	141,565
Repurchase of common stock	—	39,387
Shares issued—share-based compensation	1,380	—
June 30, 2018	645,215	180,952
See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements	Phillips 66

Note 1—Interim Financial Information

The unaudited interim financial information presented in the financial statements included in this report is prepared in accordance with generally accepted accounting principles in the United States (GAAP) and includes all known accruals and adjustments necessary, in the opinion of management, for a fair presentation of the consolidated financial position of Phillips 66 and its results of operations and cash flows for the periods presented. Unless otherwise specified, all such adjustments are of a normal and recurring nature. Certain notes and other information have been condensed or omitted from the interim financial statements included in this report. Therefore, these interim financial statements should be read in conjunction with the consolidated financial statements and notes included in our 2018 Annual Report on Form 10-K. The results of operations for the three and six months ended June 30, 2019, are not necessarily indicative of the results to be expected for the full year. Certain prior period financial information has been recast to reflect the current year’s presentation.

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

Note 3—Sales and Other Operating Revenues

Disaggregated Revenues
The following tables present our disaggregated sales and other operating revenues:

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
Product Line and Services
Refined petroleum products	$22,922	23,011	41,715	41,791
Crude oil resales	3,613	4,381	6,651	7,569
Natural gas liquids (NGLs)	1,179	1,548	2,483	2,969
Services and other*	133	40	101	246
Consolidated sales and other operating revenues	$27,847	28,980	50,950	52,575

Geographic Location**
United States	$21,867	22,902	39,442	41,413
United Kingdom	2,512	2,289	4,943	4,538
Germany	1,092	1,108	2,049	2,039
Other foreign countries	2,376	2,681	4,516	4,585
Consolidated sales and other operating revenues	$27,847	28,980	50,950	52,575
* Includes derivatives-related activities. See Note 12—Derivatives and Financial Instruments, for additional information.
** Sales and other operating revenues are attributable to countries based on the location of the operations generating the revenues.

Contract-Related Assets and Liabilities
At June 30, 2019, and December 31, 2018, receivables from contracts with customers were $5,385 million and $4,993 million, respectively. Significant non-customer balances, such as buy/sell receivables and excise tax receivables, were excluded from these amounts.

Our contract-related assets also include payments we make to our marketing customers related to incentive programs. An incentive payment is initially recognized as an asset and subsequently amortized as a reduction to revenue over the contract term, which generally ranges from 5 to 15 years. At June 30, 2019, and December 31, 2018, our asset balances related to such payments were $287 million and $248 million, respectively.

Our contract liabilities represent advances from our customers prior to product or service delivery. At June 30, 2019, and December 31, 2018, contract liabilities were $77 million and $99 million, respectively.

Remaining Performance Obligations
Most of our contracts with customers are spot contracts or term contracts with only variable consideration. We do not disclose remaining performance obligations for these contracts as the expected duration is one year or less or because the variable consideration has been allocated entirely to an unsatisfied performance obligation. We also have certain contracts in our Midstream segment that include minimum volume commitments with fixed pricing, most of which expire by 2021. At June 30, 2019, the remaining performance obligations related to these minimum volume commitment contracts were not material.

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

At June 30, 2019, we reported $6,727 million of accounts and notes receivable, net of allowances of $41 million. Changes in the allowance were not material for the three and six months ended June 30, 2019. Based on an aging analysis at June 30, 2019, 99% of our accounts receivable were outstanding less than 60 days, with the remainder outstanding less than 90 days.

We are also exposed to credit losses from off-balance sheet exposures, such as guarantees of joint venture debt, residual value guarantees of leased assets and standby letters of credit. See Note 10—Guarantees, and Note 11—Contingencies and Commitments, for more information on these off-balance sheet exposures.

Note 5—Inventories

Inventories consisted of the following:

	Millions of Dollars
	June 30 2019	December 31 2018

Crude oil and petroleum products	$4,781	3,238
Materials and supplies	312	305
	$5,093	3,543

Inventories valued on the last-in, first-out (LIFO) basis totaled $4,678 million and $3,123 million at June 30, 2019, and December 31, 2018, respectively. The estimated excess of current replacement cost over LIFO cost of inventories amounted to approximately $4.6 billion and $2.9 billion at June 30, 2019, and December 31, 2018, respectively.

Note 6—Investments, Loans and Long-Term Receivables

Equity Investments

Summarized 100% financial information for Chevron Phillips Chemical Company LLC (CPChem) was as follows:

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018

Revenues	$2,463	3,001	4,840	5,578
Income before income taxes	578	667	1,047	1,267
Net income	559	650	1,008	1,235

DCP Midstream, LLC (DCP Midstream)
The fair value of our investment in DCP Midstream depends on the market value of DCP Midstream’s general partner interest in its master limited partnership (MLP), DCP Midstream, LP (DCP Partners) and the market value of DCP Partners’ common units. Recent declines in DCP Partners’ common unit price and MLP valuations have negatively impacted the fair value of our investment in DCP Midstream. At June 30, 2019, we estimated the fair value of our investment in DCP Midstream was approximately 10% below our current book value of $2.3 billion. We currently believe this condition is temporary. However, we may subsequently conclude the reduction in fair value is other-than-temporary and impair our investment in DCP Midstream if market conditions do not sustainably improve in the near future.

Dakota Access, LLC (Dakota Access) and Energy Transfer Crude Oil Company, LLC (ETCO)
In March 2019, a wholly owned subsidiary of Dakota Access closed an offering of $2,500 million aggregate principal amount of unsecured senior notes. The net proceeds from the issuance of these notes were used to repay amounts outstanding under existing credit facilities of Dakota Access and ETCO. Dakota Access and ETCO have guaranteed repayment of the notes. In addition, Phillips 66 Partners LP (Phillips 66 Partners) and its co-venturers in Dakota Access provided a Contingent Equity Contribution Undertaking (CECU) in conjunction with the notes offering. Under the CECU, if Dakota Access receives an unfavorable court ruling related to certain disputed construction permits and Dakota Access determines that an equity contribution trigger event has occurred, the venturers may be severally required to make proportionate equity contributions to Dakota Access and ETCO up to an aggregate maximum of approximately $2,525 million. Phillips 66 Partners’ share of the maximum potential equity contributions under the CECU is approximately $631 million.

Gray Oak Pipeline, LLC (Gray Oak)
In February 2019, Gray Oak Holdings LLC (Holdings LLC), a consolidated subsidiary of Phillips 66 Partners, transferred a 10% ownership interest in Gray Oak to a third party that exercised a purchase option, for proceeds of $81 million. This transfer was accounted for as a sale and resulted in a decrease in Holdings LLC’s ownership interest in Gray Oak from 75% to 65% and the recognition of an immaterial gain. The proceeds received from this sale are presented as an investing cash inflow in the “Proceeds from asset dispositions” line on our consolidated statement of cash flows. At June 30, 2019, Phillips 66 Partners’ effective ownership interest in the Gray Oak Pipeline was 42.25%.

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

In June 2019, Gray Oak entered into a third-party term loan facility with an initial borrowing capacity of $1,230 million, which was increased in July 2019 to $1,317 million. Borrowings under the facility are due on June 3, 2022. Phillips 66 Partners and its co-venturers provided a guarantee through an equity contribution agreement requiring proportionate equity contributions to Gray Oak up to the total outstanding loan amount. Under the agreement, Phillips 66 Partners’ maximum potential amount of future obligations is $556 million, plus any accrued interest and associated fees, which would be required if the term loan facility is fully utilized and Gray Oak defaults on its obligations. At June 30, 2019, Gray Oak had borrowings of $551 million outstanding, and Phillips 66 Partners’ 42.25% proportionate exposure under the equity contribution agreement was $233 million. The net proceeds from the term loan were used by Gray Oak for construction of the Gray Oak Pipeline and repayment of amounts borrowed under a related party loan agreement that Phillips 66 Partners and its co-venturers executed in March 2019 and terminated upon the repayment by Gray Oak in June. The total related party loan to and repayment received from Gray Oak was $95 million during the second quarter of 2019.

At June 30, 2019, Phillips 66 Partners’ maximum exposure to loss was $978 million, which represented the book value of the investment in Gray Oak of $745 million and the term loan guarantee of $233 million. See Note 21—Phillips 66 Partners LP, for additional information regarding Phillips 66 Partners’ ownership in Holdings LLC and Gray Oak.

OnCue Holdings, LLC (OnCue)
We hold a 50% interest in OnCue, a joint venture that owns and operates retail convenience stores. We fully guaranteed various debt agreements of OnCue and our co-venturer did not participate in the guarantees. This entity is considered a VIE because our debt guarantees resulted in OnCue not being exposed to all potential losses. We have determined we are not the primary beneficiary because we do not have the power to direct the activities that most significantly impact economic performance. At June 30, 2019, our maximum exposure to loss was $131 million, which represented the book value of our investment in OnCue of $72 million and guaranteed debt obligations of $59 million.

Note 7—Properties, Plants and Equipment

Our gross investment in properties, plants and equipment (PP&E) and the associated accumulated depreciation and amortization (Accum. D&A) balances were as follows:

	Millions of Dollars
	June 30, 2019			December 31, 2018
	Gross PP&E	Accum. D&A	Net PP&E	Gross PP&E	Accum. D&A	Net PP&E

Midstream	$10,276	2,244	8,032	9,663	2,100	7,563
Chemicals	—	—	—	—	—	—
Refining	22,999	9,908	13,091	22,640	9,531	13,109
Marketing and Specialties	1,673	936	737	1,671	926	745
Corporate and Other	1,288	645	643	1,223	622	601
	$36,236	13,733	22,503	35,197	13,179	22,018

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

	Three Months Ended June 30				Six Months Ended June 30
	2019		2018		2019		2018
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Amounts attributed to Phillips 66 Common Stockholders (millions):
Net income attributable to Phillips 66	$1,424	1,424	1,339	1,339	1,628	1,628	1,863	1,863
Income allocated to participating securities	(2)	(1)	(1)	—	(3)	(2)	(3)	—
Net income available to common stockholders	$1,422	1,423	1,338	1,339	1,625	1,626	1,860	1,863

Weighted-average common shares outstanding (thousands):	451,216	453,681	465,052	468,331	453,041	455,630	474,267	477,647
Effect of share-based compensation	2,465	1,904	3,279	3,307	2,589	1,990	3,380	3,348
Weighted-average common shares outstanding—EPS	453,681	455,585	468,331	471,638	455,630	457,620	477,647	480,995

Earnings Per Share of Common Stock (dollars)	$3.13	3.12	2.86	2.84	3.57	3.55	3.89	3.87

Note 9—Debt

2019 Activities

Debt Issuances
On March 22, 2019, Phillips 66 Partners entered into a senior unsecured term loan facility with a borrowing capacity of $400 million that matures on March 20, 2020. At June 30, 2019, term loans totaling $400 million were outstanding under this facility. Borrowings under this facility bear interest at a floating rate based on either the Eurodollar rate or the reference rate, plus a margin determined by Phillips 66 Partners’ credit ratings. Proceeds from term loans made under this facility were used for general partnership purposes, including repayment of amounts borrowed under Phillips 66 Partners’ $750 million revolving credit facility. At June 30, 2019, no borrowings were outstanding under Phillips 66 Partners’ revolving credit facility, compared with borrowings of $125 million at December 31, 2018.

Debt Classifications
At June 30, 2019, $575 million of Phillips 66 Partners’ debt due within a year was classified as long-term debt based on Phillips 66 Partners’ intent to refinance these obligations on a long-term basis and ability to do so under its revolving credit facility.

In May 2019, Phillips 66’s $300 million of floating-rate notes due April 2020 and remaining $200 million outstanding under its $450 million three-year term loan facility due April 2020 were reclassified from long-term to short-term debt.

2018 Activities

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

These notes are guaranteed by Phillips 66 Company, a wholly owned subsidiary. Phillips 66 used the net proceeds from the issuance of these notes and cash on hand to repay commercial paper borrowings during the three months ended March 31, 2018, and for general corporate purposes. The commercial paper borrowings during the three months ended March 31, 2018, were primarily used to fund a Stock Purchase and Sale Agreement (Purchase Agreement). See Note 17—Treasury Stock, for additional information.

Debt Repayments
In June 2018, Phillips 66 repaid $250 million of the $450 million outstanding under its three-year term loan facility due April 2020.

Note 10—Guarantees

At June 30, 2019, we were liable for certain contingent obligations under various contractual arrangements as described below. We recognize a liability for the fair value of our obligation as a guarantor for newly issued or modified guarantees. Unless the carrying amount of the liability is noted below, we have not recognized a liability either because the guarantees were issued prior to December 31, 2002, or because the fair value of the obligation is immaterial. In addition, unless otherwise stated, we are not currently performing with any significance under the guarantees and expect future performance to be either immaterial or have only a remote chance of occurrence.

Guarantees of Joint Venture Obligations
In June 2019, Phillips 66 Partners issued a guarantee for 42.25% of Gray Oak’s third-party term loan facility. See Note 6—Investments, Loans and Long-Term Receivables, for additional information.

In addition, at June 30, 2019, we had other guarantees outstanding for our portion of certain joint venture debt obligations, which have remaining terms of up to six years. The maximum potential amount of future payments to third parties under these guarantees was approximately $157 million. Payment would be required if a joint venture defaults on its obligations.

Residual Value Guarantees
Under the operating lease agreement on our headquarters facility in Houston, Texas, we have a residual value guarantee with a maximum future exposure of $554 million at June 30, 2019. The operating lease term ends in June 2021 and provides us the option, at the end of the lease term, to request to renew the lease, purchase the facility or assist the lessor in marketing it for resale. We also have residual value guarantees associated with railcar and airplane leases with maximum future exposures totaling $305 million at June 30, 2019, which have remaining terms of up to five years.

Indemnifications
Over the years, we have entered into various agreements to sell ownership interests in certain corporations, joint ventures and assets that gave rise to indemnification. Agreements associated with these sales include indemnifications for taxes, litigation, environmental liabilities, permits and licenses and employee claims, as well as real estate indemnity against tenant defaults. The provisions of these indemnifications vary greatly. The majority of these indemnifications are related to environmental issues, which generally have indefinite terms and potentially unlimited exposure. At June 30, 2019, and December 31, 2018, the carrying amount of recorded indemnifications was $181 million and $171 million, respectively.

We amortize the indemnification liability over the relevant time period, if one exists, based on the facts and circumstances surrounding each type of indemnity. In cases where the indemnification term is indefinite, we will reverse the liability when we have information to support that the liability was essentially relieved or amortize the liability over an appropriate time period as the fair value of our indemnification exposure declines. Although it is reasonably possible future payments may exceed amounts recorded, due to the nature of the indemnifications, it is not possible to make a reasonable estimate of the maximum potential amount of future payments. At June 30, 2019, and December 31, 2018, environmental accruals for known contamination of $113 million and $101 million, respectively, were included in the carrying amount of recorded indemnifications. These environmental accruals were primarily included in the “Asset retirement obligations and accrued environmental costs” line on our consolidated balance sheet. For additional information about environmental liabilities, see Note 11—Contingencies and Commitments.

Indemnification and Release Agreement
In 2012, in connection with our separation from ConocoPhillips, we entered into the Indemnification and Release Agreement. This agreement governs the treatment between ConocoPhillips and us of matters relating to indemnification, insurance, litigation responsibility and management, and litigation document sharing and cooperation arising in connection with the separation. Generally, the agreement provides for cross-indemnities principally designed to place financial responsibility for the obligations and liabilities of our business with us and financial responsibility for the obligations and liabilities of ConocoPhillips’ business with ConocoPhillips. The agreement also establishes procedures for handling claims subject to indemnification and related matters.

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

We are currently participating in environmental assessments and cleanups at numerous federal Superfund and comparable state sites. After an assessment of environmental exposures for cleanup and other costs, we make accruals on an undiscounted basis (except those pertaining to sites acquired in a business combination, which we record on a discounted basis) for planned investigation and remediation activities for sites where it is probable future costs will be incurred and these costs can be reasonably estimated. At June 30, 2019, our total environmental accrual was $463 million, compared with $447 million at December 31, 2018. We expect to incur a substantial amount of these expenditures within the next 30 years. We have not reduced these accruals for possible insurance recoveries. In the future, we may be involved in additional environmental assessments, cleanups and proceedings.

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

Other Contingencies
We have contingent liabilities not associated with financing arrangements resulting from throughput agreements with pipeline and processing companies. Under these agreements, we may be required to provide any such company with additional funds through advances and penalties for fees related to throughput capacity not utilized.

At June 30, 2019, we had performance obligations secured by letters of credit and bank guarantees of $480 million related to various purchase and other commitments incident to the ordinary conduct of business.

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

	Millions of Dollars
	June 30, 2019				December 31, 2018
	Commodity Derivatives		Effect of Collateral Netting	Net Carrying Value Presented on the Balance Sheet	Commodity Derivatives		Effect of Collateral Netting	Net Carrying Value Presented on the Balance Sheet
	Assets	Liabilities			Assets	Liabilities

Assets
Prepaid expenses and other current assets	$617	(573)	—	44	1,257	(1,070)	(89)	98
Other assets	2	—	—	2	2	—	—	2
Liabilities
Other accruals	349	(403)	22	(32)	—	(23)	—	(23)
Other liabilities and deferred credits	23	(24)	—	(1)	5	(7)	—	(2)
Total	$991	(1,000)	22	13	1,264	(1,100)	(89)	75

At June 30, 2019, and December 31, 2018, there was no material cash collateral received or paid that was not offset on our consolidated balance sheet.

The realized and unrealized gains (losses) incurred from commodity derivatives, and the line items where they appear on our consolidated statement of income, were:

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018

Sales and other operating revenues	$17	(137)	(160)	(129)
Other income	—	(15)	13	(20)
Purchased crude oil and products	54	(141)	(101)	(173)
Net gain (loss) from commodity derivative activity	$71	(293)	(248)	(322)

The following table summarizes our material net exposures resulting from outstanding commodity derivative contracts. These financial and physical derivative contracts are primarily used to manage price exposure on our underlying operations. The underlying exposures may be from non-derivative positions such as inventory volumes. Financial derivative contracts may also offset physical derivative contracts, such as forward sales contracts. The percentage of our derivative contract volumes expiring within the next 12 months was at least 95% at June 30, 2019, and December 31, 2018.

	Open Position Long / (Short)
	June 30 2019	December 31 2018
Commodity
Crude oil, refined petroleum products and NGL (millions of barrels)	(34)	(17)

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

The aggregate net fair value of these swaps, which is included in the “Prepaid expenses and other current assets” and “Other assets” lines on our consolidated balance sheet, totaled $3 million and $15 million at June 30, 2019, and December 31, 2018, respectively.

We report the mark-to-market gains or losses on our interest rate swaps designated as highly effective cash flow hedges as a component of other comprehensive income (loss), and reclassify such gains and losses into earnings in the same period during which the hedged transaction affects earnings. Net realized gains and losses from settlements of the swaps were immaterial for the three and six months ended June 30, 2019 and 2018.

We currently estimate that pre-tax gains of $3 million will be reclassified from accumulated other comprehensive loss into general and administrative expenses during the next 12 months as the hedged transactions settle; however, the actual amounts that will be reclassified will vary based on changes in interest rates.

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

The aggregate fair values of all derivative instruments with such credit-risk-related contingent features that were in a liability position were immaterial at June 30, 2019, and December 31, 2018.

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

We classify the fair value of an asset or liability based on the significance of its observable or unobservable inputs to the measurement. However, the fair value of an asset or liability initially reported as Level 3 will be subsequently reported as Level 2 if the unobservable inputs become inconsequential to its measurement or corroborating market data becomes available. Conversely, an asset or liability initially reported as Level 2 will be subsequently reported as Level 3 if corroborating market data becomes unavailable. For the six months ended June 30, 2019, derivative assets with an aggregate value of $91 million and derivative liabilities with an aggregate value of $51 million were transferred to Level 1 from Level 2, as measured from the beginning of the reporting period. The measurements were reclassified within the fair value hierarchy due to the availability of unadjusted quoted prices from an active market.

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

The carrying values and fair values by hierarchy of our financial assets and liabilities, either carried or disclosed at fair value, including any effects of counterparty and collateral netting, were:

	Millions of Dollars
	June 30, 2019
	Fair Value Hierarchy			Total Fair Value of Gross Assets & Liabilities	Effect of Counterparty Netting	Effect of Collateral Netting	Difference in Carrying Value and Fair Value	Net Carrying Value Presented on the Balance Sheet
	Level 1	Level 2	Level 3
Commodity Derivative Assets
Exchange-cleared instruments	$501	453	—	954	(945)	—	—	9
Physical forward contracts	—	34	3	37	—	—	—	37
Interest rate derivatives	—	3	—	3	—	—	—	3
Rabbi trust assets	122	—	—	122	N/A	N/A	—	122
	$623	490	3	1,116	(945)	—	—	171

Commodity Derivative Liabilities
Exchange-cleared instruments	$519	449	—	968	(945)	(22)	—	1
Physical forward contracts	—	32	—	32	—	—	—	32
Floating-rate debt	—	1,475	—	1,475	N/A	N/A	—	1,475
Fixed-rate debt, excluding capital leases	—	10,778	—	10,778	N/A	N/A	(998)	9,780
	$519	12,734	—	13,253	(945)	(22)	(998)	11,288

	Millions of Dollars
	December 31, 2018
	Fair Value Hierarchy			Total Fair Value of Gross Assets & Liabilities	Effect of Counterparty Netting	Effect of Collateral Netting	Difference in Carrying Value and Fair Value	Net Carrying Value Presented on the Balance Sheet
	Level 1	Level 2	Level 3
Commodity Derivative Assets
Exchange-cleared instruments	$674	547	—	1,221	(1,075)	(89)	—	57
Physical forward contracts	—	39	4	43	—	—	—	43
Interest rate derivatives	—	15	—	15	—	—	—	15
Rabbi trust assets	104	—	—	104	N/A	N/A	—	104
	$778	601	4	1,383	(1,075)	(89)	—	219

Commodity Derivative Liabilities
Exchange-cleared instruments	$605	472	—	1,077	(1,075)	—	—	2
Physical forward contracts	—	20	—	20	—	—	—	20
OTC instruments	—	3	—	3	—	—	—	3
Floating-rate debt	—	1,200	—	1,200	N/A	N/A	—	1,200
Fixed-rate debt, excluding capital leases	—	9,727	—	9,727	N/A	N/A	49	9,776
	$605	11,422	—	12,027	(1,075)	—	49	11,001

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

The following table indicates the consolidated balance sheet line items that include the ROU assets and lease liabilities for our finance and operating leases:

	Millions of Dollars
	June 30, 2019
	Finance Leases	Operating Leases
Right-of-Use Assets
Net properties, plants and equipment	$185	—
Other assets	—	1,327
Total Right-of-Use Assets	$185	1,327

Lease Liabilities
Short-term debt	$15	—
Other accruals	—	467
Long-term debt	159	—
Other liabilities and deferred credits	—	817
Total Lease Liabilities	$174	1,284

Future minimum lease payments at June 30, 2019, for finance and operating lease liabilities were:

	Millions of Dollars
	Finance Leases	Operating Leases

Remainder of 2019	$10	267
2020	19	435
2021	18	215
2022	16	139
2023	16	88
Remaining years	137	310
Future minimum lease payments	216	1,454
Amount representing interest or discounts	(42)	(170)
Total Lease Liabilities	$174	1,284

Our finance lease liabilities relate primarily to an oil terminal in the United Kingdom. The lease liability for this finance lease is subject to foreign currency translation adjustments each reporting period.

Components of net lease cost for the three and six months ended June 30, 2019, were:

	Millions of Dollars
	Three Months Ended June 30	Six Months Ended June 30
	2019	2019
Finance lease cost
Amortization of right-of-use assets	$5	10
Interest on lease liabilities	1	3
Total finance lease cost	6	13
Operating lease cost	131	260
Short-term lease cost	32	64
Variable lease cost	5	12
Sublease income	(5)	(10)
Total net lease cost	$169	339

Cash paid for amounts included in the measurement of our lease liabilities for the six months ended June 30, 2019, were:

Millions of Dollars

Operating cash outflows—finance leases	$3
Operating cash outflows—operating leases	276
Financing cash outflows—finance leases	10

During the six months ended June 30, 2019, we recorded noncash ROU assets and corresponding operating lease liabilities totaling $110 million related to new and modified lease agreements.

At June 30, 2019, the weighted-average remaining lease term and discount rate for our lease liabilities were:

Weighted-average remaining lease term—finance leases (years)	12.9
Weighted-average remaining lease term—operating leases (years)	5.7

Weighted-average discount rate—finance leases (percent)	3.8%
Weighted-average discount rate—operating leases (percent)	4.0

Note 15—Pension and Postretirement Plans

The components of net periodic benefit cost for the three and six months ended June 30, 2019 and 2018, were as follows:

	Millions of Dollars
	Pension Benefits				Other Benefits
	2019		2018		2019	2018
	U.S.	Int’l.	U.S.	Int’l.
Components of Net Periodic Benefit Cost
Three Months Ended June 30
Service cost	$31	6	34	10	2	2
Interest cost	27	7	26	8	2	2
Expected return on plan assets	(35)	(12)	(43)	(12)	—	—
Amortization of prior service credit	—	—	—	(1)	(1)	(1)
Recognized net actuarial loss	13	1	15	5	—	—
Settlements	2	—	3	—	—	—
Net periodic benefit cost*	$38	2	35	10	3	3

Six Months Ended June 30
Service cost	$63	12	68	17	3	3
Interest cost	54	13	52	15	4	4
Expected return on plan assets	(71)	(23)	(85)	(24)	—	—
Amortization of prior service credit	—	—	—	(1)	(1)	(1)
Recognized net actuarial loss	26	3	30	10	—	—
Settlements	6	—	5	—	—	—
Net periodic benefit cost*	$78	5	70	17	6	6
* Included in the “Operating expenses” and “Selling, general and administrative expenses” lines on our consolidated statement of income.

During the six months ended June 30, 2019, we contributed $17 million to our U.S. employee benefit plans and $15 million to our international employee benefit plans. We currently expect to make additional contributions of approximately $45 million to our U.S. employee benefit plans and $15 million to our international employee benefit plans during the remainder of 2019.

Note 16—Accumulated Other Comprehensive Loss

Changes in the balances of each component of accumulated other comprehensive loss were as follows:

	Millions of Dollars
	Defined Benefit Plans	Foreign Currency Translation	Hedging	Accumulated Other Comprehensive Loss

December 31, 2018	$(472)	(228)	8	(692)
Other comprehensive income (loss) before reclassifications	4	(6)	(7)	(9)
Amounts reclassified from accumulated other comprehensive loss
Defined benefit plans*
Amortization of net actuarial loss, prior service credit and settlements	26	—	—	26
Foreign currency translation	—	—	—	—
Hedging	—	—	(3)	(3)
Net current period other comprehensive income (loss)	30	(6)	(10)	14
Income taxes reclassified to retained earnings**	(93)	2	2	(89)
June 30, 2019	$(535)	(232)	—	(767)

December 31, 2017	$(598)	(26)	7	(617)
Other comprehensive income (loss) before reclassifications	7	(99)	6	(86)
Amounts reclassified from accumulated other comprehensive loss
Defined benefit plans*
Amortization of net actuarial loss, prior service credit and settlements	33	—	—	33
Foreign currency translation	—	(10)	—	(10)
Hedging	—	—	—	—
Net current period other comprehensive income (loss)	40	(109)	6	(63)
June 30, 2018	$(558)	(135)	13	(680)
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

Note 17—Treasury Stock

In February 2018, we entered into a Purchase Agreement with Berkshire Hathaway Inc. and National Indemnity Company, a wholly owned subsidiary of Berkshire Hathaway Inc., to repurchase 35,000,000 shares of Phillips 66 common stock for an aggregate purchase price of $3,280 million. Pursuant to the Purchase Agreement, the purchase price per share of $93.725 was based on the volume-weighted-average price of our common stock on the New York Stock Exchange on February 13, 2018. The transaction closed in February 2018. We funded the repurchase with cash of $1,880 million and borrowings of $1,400 million under our commercial paper program. These borrowings were subsequently refinanced through a public offering of senior notes in March 2018. This specific share repurchase transaction was separately authorized by our Board of Directors and therefore does not impact previously announced authorizations to repurchase shares of Phillips 66 common stock under our share repurchase program, which total up to $12 billion.

Note 18—Related Party Transactions

Significant transactions with related parties were:

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018

Operating revenues and other income (a)	$796	944	1,479	1,762
Purchases (b)	3,260	3,313	5,928	5,867
Operating expenses and selling, general and administrative expenses (c)	8	16	17	32

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

Our operating segments are:

1)
Midstream—Provides crude oil and refined petroleum product transportation, terminaling and processing services, as well as natural gas and NGL transportation, storage, processing and marketing services, mainly in the United States. The Midstream segment includes our MLP, Phillips 66 Partners, as well as our 50% equity investment in DCP Midstream.

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

Intersegment sales are at prices that we believe approximate market.

Analysis of Results by Operating Segment

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
Sales and Other Operating Revenues*
Midstream
Total sales	$1,709	1,996	3,606	3,947
Intersegment eliminations	(460)	(498)	(1,044)	(1,031)
Total Midstream	1,249	1,498	2,562	2,916
Chemicals	1	2	2	3
Refining
Total sales	20,387	22,126	37,248	39,758
Intersegment eliminations	(12,788)	(13,605)	(22,556)	(24,220)
Total Refining	7,599	8,521	14,692	15,538
Marketing and Specialties
Total sales	19,687	19,522	34,929	35,139
Intersegment eliminations	(696)	(571)	(1,249)	(1,035)
Total Marketing and Specialties	18,991	18,951	33,680	34,104
Corporate and Other	7	8	14	14
Consolidated sales and other operating revenues	$27,847	28,980	50,950	52,575
* See Note 3—Sales and Other Operating Revenues, for further details on our disaggregated sales and other operating revenues.

Income (Loss) Before Income Taxes
Midstream	$423	238	739	518
Chemicals	275	324	502	610
Refining	983	1,190	785	1,302
Marketing and Specialties	353	310	558	545
Corporate and Other	(205)	(227)	(415)	(423)
Consolidated income before income taxes	$1,829	1,835	2,169	2,552

	Millions of Dollars
	June 30 2019	December 31 2018
Total Assets
Midstream	$15,606	14,329
Chemicals	6,343	6,235
Refining	24,606	23,230
Marketing and Specialties	8,177	6,572
Corporate and Other	3,049	3,936
Consolidated total assets	$57,781	54,302

Note 20—Income Taxes

Our effective income tax rate for the three and six months ended June 30, 2019, was 18%, compared with 23% and 22% for the corresponding periods of 2018. The decrease in our effective tax rate was primarily attributable to an income tax benefit of $45 million recorded in the current period in connection with the Internal Revenue Service’s issuance of additional guidance related to the calculation of the one-time deemed repatriation tax on foreign-sourced earnings that were previously tax deferred.

The effective income tax rate for the three and six months ended June 30, 2019, varies from the U.S. federal statutory income tax rate of 21% primarily due to the impact of the aforementioned income tax benefit, our foreign operations, and income attributable to noncontrolling interests, partially offset by state income tax expense.

Note 21—Phillips 66 Partners LP

Phillips 66 Partners, headquartered in Houston, Texas, is a publicly traded MLP formed in 2013 to own, operate, develop and acquire primarily fee-based midstream assets. Phillips 66 Partners’ operations consist of crude oil, refined petroleum product and NGL transportation, terminaling, processing and storage assets.

We consolidate Phillips 66 Partners because we determined it is a VIE of which we are the primary beneficiary. As general partner of Phillips 66 Partners, we have the ability to control its financial interests, as well as the ability to direct the activities that most significantly impact its economic performance. As a result of this consolidation, the public common and perpetual convertible preferred unitholders’ ownership interests in Phillips 66 Partners are reflected as noncontrolling interests in our financial statements. At June 30, 2019, we owned a 54% limited partner interest and a 2% general partner interest in Phillips 66 Partners, while the public owned a 44% limited partner interest and 13.8 million perpetual convertible preferred units.

The most significant assets of Phillips 66 Partners that are available to settle only its obligations, along with its most significant liabilities for which its creditors do not have recourse to Phillips 66’s general credit, were:

	Millions of Dollars
	June 30 2019	December 31 2018

Cash and cash equivalents	$130	1
Equity investments*	2,912	2,448
Net properties, plants and equipment	3,158	3,052
Long-term debt	3,174	2,998
* Included in “Investments and long-term receivables” line on the Phillips 66 consolidated balance sheet.

2019 Activities
For the three and six months ended June 30, 2019, on a settlement-date basis, Phillips 66 Partners generated net proceeds of $10 million and $42 million, respectively, from common units issued under its continuous offering of common units, or at-the-market (ATM) programs. For the three and six months ended June 30, 2018, Phillips 66 Partners generated net proceeds of $58 million and $67 million, respectively, under its ATM programs.

Phillips 66 Partners holds an investment in the Gray Oak Pipeline through Holdings LLC. In December 2018, a third party exercised its option to acquire a 35% interest in Holdings LLC. Because Holdings LLC’s sole asset was its ownership interest in Gray Oak, which is considered a financial asset, and because certain restrictions were placed on the third party’s ability to transfer or sell its interest in Holdings LLC during the construction of the Gray Oak Pipeline, the legal sale of the 35% interest did not qualify as a sale under GAAP. As such, the contributions the third party is making to Holdings LLC to cover its share of previously incurred and future construction costs plus a premium to Phillips 66 Partners are reflected as a long-term obligation in the “Other liabilities and deferred credits” line on our consolidated balance sheet and financing cash inflows in the “Other” line on our consolidated statement of cash flows. After construction of the Gray Oak Pipeline is fully completed, these restrictions expire, and the sale will be recognized under GAAP. Phillips 66 Partners will continue to control and consolidate Holdings LLC after sale recognition, and therefore the third party’s 35% interest will be recharacterized from a long-term obligation to a noncontrolling interest on our consolidated balance sheet at that time. Also at that time, the premium paid will be recharacterized from a long-term obligation to a gain in our consolidated statement of income. For the six months ended June 30, 2019, the third party contributed an aggregate of $341 million into Holdings LLC, which Holdings LLC used to fund its portion of Gray Oak’s cash calls. See Note 6—Investments, Loans and Long-Term Receivables, for further discussion regarding Phillips 66 Partners’ investment in Gray Oak.

Incentive Distribution Rights Elimination
On July 24, 2019, we executed a definitive agreement to eliminate all of our incentive distribution rights (IDRs) and general partner economic interest in Phillips 66 Partners in exchange for 101 million newly issued Phillips 66 Partners’ common units.  Pursuant to the definitive agreement, our IDRs will be eliminated, and our general partner economic interest in Phillips 66 Partners will be converted into a non-economic general partner interest in Phillips 66 Partners. After the transaction closes, we will own approximately 170 million Phillips 66 Partners’ common units, representing approximately 75% of Phillips 66 Partners’ outstanding common units.  As a result of the transaction, we expect the balance of “Noncontrolling interests” on our consolidated balance sheet to decrease approximately $400 million, with an offset to “Capital in excess of par” and “Deferred income taxes.”  The transaction is scheduled to close on August 1, 2019.

Note 22—Condensed Consolidating Financial Information

Phillips 66 has senior notes outstanding, the payment obligations of which are fully and unconditionally guaranteed by Phillips 66 Company, a 100% owned subsidiary. The following condensed consolidating financial information presents the results of operations, financial position and cash flows for:

•	Phillips 66 and Phillips 66 Company (in each case, reflecting investments in subsidiaries utilizing the equity method of accounting).

•	All other nonguarantor subsidiaries.

•	The consolidating adjustments necessary to present Phillips 66’s results on a consolidated basis.

This condensed consolidating financial information should be read in conjunction with the accompanying consolidated financial statements and notes.

	Millions of Dollars
	Three Months Ended June 30, 2019
Statement of Income	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Revenues and Other Income
Sales and other operating revenues	$—	21,698	6,149	—	27,847
Equity in earnings of affiliates	1,495	1,000	202	(2,049)	648
Other income	—	22	1	—	23
Intercompany revenues	—	722	4,095	(4,817)	—
Total Revenues and Other Income	1,495	23,442	10,447	(6,866)	28,518

Costs and Expenses
Purchased crude oil and products	—	20,185	9,082	(4,713)	24,554
Operating expenses	—	917	271	(23)	1,165
Selling, general and administrative expenses	1	319	91	(3)	408
Depreciation and amortization	—	229	105	—	334
Impairments	—	1	1	—	2
Taxes other than income taxes	—	70	27	—	97
Accretion on discounted liabilities	—	5	1	(1)	5
Interest and debt expense	89	37	66	(77)	115
Foreign currency transaction losses	—	—	9	—	9
Total Costs and Expenses	90	21,763	9,653	(4,817)	26,689
Income before income taxes	1,405	1,679	794	(2,049)	1,829
Income tax expense (benefit)	(19)	184	160	—	325
Net Income	1,424	1,495	634	(2,049)	1,504
Less: net income attributable to noncontrolling interests	—	—	80	—	80
Net Income Attributable to Phillips 66	$1,424	1,495	554	(2,049)	1,424

Comprehensive Income	$1,366	1,437	574	(1,931)	1,446

	Millions of Dollars
	Three Months Ended June 30, 2018
Statement of Income	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Revenues and Other Income
Sales and other operating revenues	$—	22,561	6,419	—	28,980
Equity in earnings of affiliates	1,427	864	185	(1,733)	743
Other income	—	3	10	—	13
Intercompany revenues	—	786	4,136	(4,922)	—
Total Revenues and Other Income	1,427	24,214	10,750	(6,655)	29,736

Costs and Expenses
Purchased crude oil and products	—	20,855	9,717	(4,825)	25,747
Operating expenses	—	847	312	(16)	1,143
Selling, general and administrative expenses	1	339	94	(2)	432
Depreciation and amortization	—	229	108	—	337
Impairments	—	1	5	—	6
Taxes other than income taxes	—	82	27	—	109
Accretion on discounted liabilities	—	4	2	—	6
Interest and debt expense	111	42	61	(79)	135
Foreign currency transaction gains	—	—	(14)	—	(14)
Total Costs and Expenses	112	22,399	10,312	(4,922)	27,901
Income before income taxes	1,315	1,815	438	(1,733)	1,835
Income tax expense (benefit)	(24)	388	67	—	431
Net Income	1,339	1,427	371	(1,733)	1,404
Less: net income attributable to noncontrolling interests	—	—	65	—	65
Net Income Attributable to Phillips 66	$1,339	1,427	306	(1,733)	1,339

Comprehensive Income	$1,163	1,251	188	(1,374)	1,228

	Millions of Dollars
	Six Months Ended June 30, 2019
Statement of Income	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Revenues and Other Income
Sales and other operating revenues	$—	39,113	11,837	—	50,950
Equity in earnings of affiliates	1,776	1,431	367	(2,410)	1,164
Net gain on dispositions	—	—	1	—	1
Other income	—	42	19	—	61
Intercompany revenues	—	1,883	7,310	(9,193)	—
Total Revenues and Other Income	1,776	42,469	19,534	(11,603)	52,176

Costs and Expenses
Purchased crude oil and products	—	37,265	17,336	(8,992)	45,609
Operating expenses	—	1,917	597	(42)	2,472
Selling, general and administrative expenses	4	574	201	(5)	774
Depreciation and amortization	—	456	209	—	665
Impairments	—	1	2	—	3
Taxes other than income taxes	—	165	60	—	225
Accretion on discounted liabilities	—	9	2	—	11
Interest and debt expense	182	73	133	(154)	234
Foreign currency transaction losses	—	—	14	—	14
Total Costs and Expenses	186	40,460	18,554	(9,193)	50,007
Income before income taxes	1,590	2,009	980	(2,410)	2,169
Income tax expense (benefit)	(38)	233	200	—	395
Net Income	1,628	1,776	780	(2,410)	1,774
Less: net income attributable to noncontrolling interests	—	—	146	—	146
Net Income Attributable to Phillips 66	$1,628	1,776	634	(2,410)	1,628

Comprehensive Income	$1,642	1,790	785	(2,429)	1,788

	Millions of Dollars
	Six Months Ended June 30, 2018
Statement of Income	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Revenues and Other Income
Sales and other operating revenues	$—	40,837	11,738	—	52,575
Equity in earnings of affiliates	2,027	1,478	380	(2,718)	1,167
Net gain on dispositions	—	7	10	—	17
Other income	—	2	21	—	23
Intercompany revenues	—	1,365	7,015	(8,380)	—
Total Revenues and Other Income	2,027	43,689	19,164	(11,098)	53,782

Costs and Expenses
Purchased crude oil and products	—	38,068	17,018	(8,201)	46,885
Operating expenses	—	1,825	595	(31)	2,389
Selling, general and administrative expenses	4	628	191	(5)	818
Depreciation and amortization	—	459	214	—	673
Impairments	—	1	5	—	6
Taxes other than income taxes	—	164	55	—	219
Accretion on discounted liabilities	—	9	3	—	12
Interest and debt expense	204	72	125	(143)	258
Foreign currency transaction gains	—	—	(30)	—	(30)
Total Costs and Expenses	208	41,226	18,176	(8,380)	51,230
Income before income taxes	1,819	2,463	988	(2,718)	2,552
Income tax expense (benefit)	(44)	436	171	—	563
Net Income	1,863	2,027	817	(2,718)	1,989
Less: net income attributable to noncontrolling interests	—	—	126	—	126
Net Income Attributable to Phillips 66	$1,863	2,027	691	(2,718)	1,863

Comprehensive Income	$1,800	1,964	722	(2,560)	1,926

	Millions of Dollars
	June 30, 2019
Balance Sheet	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Assets
Cash and cash equivalents	$—	367	1,452	—	1,819
Accounts and notes receivable	—	4,888	3,735	(1,896)	6,727
Inventories	—	3,513	1,580	—	5,093
Prepaid expenses and other current assets	1	502	153	—	656
Total Current Assets	1	9,270	6,920	(1,896)	14,295
Investments and long-term receivables	32,890	23,448	10,527	(51,859)	15,006
Net properties, plants and equipment	—	13,255	9,248	—	22,503
Goodwill	—	2,853	417	—	3,270
Intangibles	—	730	141	—	871
Other assets	7	5,693	647	(4,511)	1,836
Total Assets	$32,898	55,249	27,900	(58,266)	57,781

Liabilities and Equity
Accounts payable	$—	6,575	3,321	(1,896)	8,000
Short-term debt	500	11	156	—	667
Accrued income and other taxes	—	561	525	—	1,086
Employee benefit obligations	—	459	43	—	502
Other accruals	67	1,170	235	(556)	916
Total Current Liabilities	567	8,776	4,280	(2,452)	11,171
Long-term debt	7,431	57	3,284	—	10,772
Asset retirement obligations and accrued environmental costs	—	468	166	—	634
Deferred income taxes	—	3,733	1,801	(1)	5,533
Employee benefit obligations	—	718	188	—	906
Other liabilities and deferred credits	118	9,147	5,352	(13,158)	1,459
Total Liabilities	8,116	22,899	15,071	(15,611)	30,475
Common stock	4,096	24,978	8,763	(33,741)	4,096
Retained earnings	21,453	8,139	1,800	(9,969)	21,423
Accumulated other comprehensive loss	(767)	(767)	(288)	1,055	(767)
Noncontrolling interests	—	—	2,554	—	2,554
Total Liabilities and Equity	$32,898	55,249	27,900	(58,266)	57,781

	Millions of Dollars
	December 31, 2018
Balance Sheet	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Assets
Cash and cash equivalents	$—	1,648	1,371	—	3,019
Accounts and notes receivable	9	4,255	3,202	(1,293)	6,173
Inventories	—	2,489	1,054	—	3,543
Prepaid expenses and other current assets	2	373	99	—	474
Total Current Assets	11	8,765	5,726	(1,293)	13,209
Investments and long-term receivables	32,712	22,799	9,829	(50,919)	14,421
Net properties, plants and equipment	—	13,218	8,800	—	22,018
Goodwill	—	2,853	417	—	3,270
Intangibles	—	726	143	—	869
Other assets	9	335	173	(2)	515
Total Assets	$32,732	48,696	25,088	(52,214)	54,302

Liabilities and Equity
Accounts payable	$—	5,415	2,464	(1,293)	6,586
Short-term debt	—	11	56	—	67
Accrued income and other taxes	—	458	658	—	1,116
Employee benefit obligations	—	663	61	—	724
Other accruals	66	227	149	—	442
Total Current Liabilities	66	6,774	3,388	(1,293)	8,935
Long-term debt	7,928	54	3,111	—	11,093
Asset retirement obligations and accrued environmental costs	—	458	166	—	624
Deferred income taxes	1	3,541	1,735	(2)	5,275
Employee benefit obligations	—	676	191	—	867
Other liabilities and deferred credits	55	4,611	4,287	(8,598)	355
Total Liabilities	8,050	16,114	12,878	(9,893)	27,149
Common stock	4,856	24,960	8,754	(33,714)	4,856
Retained earnings	20,518	8,314	1,249	(9,592)	20,489
Accumulated other comprehensive loss	(692)	(692)	(293)	985	(692)
Noncontrolling interests	—	—	2,500	—	2,500
Total Liabilities and Equity	$32,732	48,696	25,088	(52,214)	54,302

	Millions of Dollars
	Six Months Ended June 30, 2019
Statement of Cash Flows	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Cash Flows From Operating Activities
Net Cash Provided by (Used in) Operating Activities	$(130)	621	1,079	(118)	1,452

Cash Flows From Investing Activities
Capital expenditures and investments	—	(485)	(1,243)	—	(1,728)
Proceeds from asset dispositions*	—	1	117	—	118
Intercompany lending activities	1,730	(1,385)	(345)	—	—
Advances/loans—related parties	—	—	(95)	—	(95)
Collection of advances/loans—related parties	—	—	95	—	95
Other	—	(24)	48	—	24
Net Cash Provided by (Used in) Investing Activities	1,730	(1,893)	(1,423)	—	(1,586)

Cash Flows From Financing Activities
Issuance of debt	—	—	860	—	860
Repayment of debt	—	(9)	(588)	—	(597)
Issuance of common stock	9	—	—	—	9
Repurchase of common stock	(799)	—	—	—	(799)
Dividends paid on common stock	(770)	—	(118)	118	(770)
Distributions to noncontrolling interests	—	—	(117)	—	(117)
Net proceeds from issuance of Phillips 66 Partners LP common units	—	—	42	—	42
Other	(40)	—	341	—	301
Net Cash Provided by (Used in) Financing Activities	(1,600)	(9)	420	118	(1,071)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	5	—	5

Net Change in Cash and Cash Equivalents	—	(1,281)	81	—	(1,200)
Cash and cash equivalents at beginning of period	—	1,648	1,371	—	3,019
Cash and Cash Equivalents at End of Period	$—	367	1,452	—	1,819
* Includes return of investments in equity affiliates.

	Millions of Dollars
	Six Months Ended June 30, 2018
Statement of Cash Flows	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Cash Flows From Operating Activities
Net Cash Provided by Operating Activities	$3,080	2,523	1,203	(3,954)	2,852

Cash Flows From Investing Activities
Capital expenditures and investments	—	(374)	(492)	—	(866)
Proceeds from asset dispositions*	—	326	28	(325)	29
Intercompany lending activities	131	121	(252)	—	—
Advances/loans—related parties	—	(1)	—	—	(1)
Other	—	(32)	49	—	17
Net Cash Provided by (Used in) Investing Activities	131	40	(667)	(325)	(821)

Cash Flows From Financing Activities
Issuance of debt	1,509	—	—	—	1,509
Repayment of debt	(250)	(7)	(3)	—	(260)
Issuance of common stock	30	—	—	—	30
Repurchase of common stock	(3,743)	—	—	—	(3,743)
Dividends paid on common stock	(699)	(3,174)	(780)	3,954	(699)
Distributions to noncontrolling interests	—	—	(96)	—	(96)
Net proceeds from issuance of Phillips 66 Partners LP common units	—	—	67	—	67
Other	(58)	—	(325)	325	(58)
Net Cash Used in Financing Activities	(3,211)	(3,181)	(1,137)	4,279	(3,250)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	(16)	—	(16)

Net Change in Cash and Cash Equivalents	—	(618)	(617)	—	(1,235)
Cash and cash equivalents at beginning of period	—	1,411	1,708	—	3,119
Cash and Cash Equivalents at End of Period	$—	793	1,091	—	1,884
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

EXECUTIVE OVERVIEW AND BUSINESS ENVIRONMENT

Phillips 66 is an energy manufacturing and logistics company with midstream, chemicals, refining, and marketing and specialties businesses. At June 30, 2019, we had total assets of $57.8 billion. Our common stock trades on the New York Stock Exchange under the symbol PSX.

Executive Overview
In the second quarter of 2019, we reported earnings of $1.4 billion and generated cash from operating activities of $1.9 billion. We used available cash to fund capital expenditures and investments of $631 million, repurchase $455 million of our common stock and pay dividends of $406 million. We ended the second quarter of 2019 with $1.8 billion of cash and cash equivalents and approximately $5.7 billion of total committed capacity available under our revolving credit facilities.

Business Environment
The Midstream segment, which includes our 50% equity investment in DCP Midstream, LLC (DCP Midstream), contains fee-based operations that are not directly exposed to commodity price risk, as well as operations that are directly linked to natural gas liquids (NGL) prices, natural gas prices and crude oil prices. Average natural gas prices decreased in the second quarter of 2019, compared with the second quarter of 2018, due to continued supply growth. NGL prices were lower in the second quarter of 2019, compared with the second quarter of 2018, due to higher inventory levels resulting from lower liquefied petroleum gas (LPG) export volume related to fog and incident delays impacting the U.S. Gulf Coast (USGC) ports.

The Chemicals segment consists of our 50% equity investment in Chevron Phillips Chemical Company LLC (CPChem). The chemicals and plastics industry is mainly a commodity-based industry where the margins for key products are based on supply and demand, as well as cost factors. During the second quarter of 2019, the benchmark high-density polyethylene chain margin decreased, compared with the second quarter of 2018, due to higher product availability.

Our Refining segment results are driven by several factors, including refining margins, cost control, refinery throughput, feedstock costs, product yields and turnaround activity. The price of U.S. benchmark crude oil, West Texas Intermediate (WTI) at Cushing, Oklahoma, decreased to an average of $59.80 per barrel during the second quarter of 2019, compared with an average of $67.99 per barrel in the second quarter of 2018, due to continued growth in Permian Basin production and higher inventories resulting from numerous planned and unplanned refinery outages. During the second quarter of 2019, the differential between WTI and the international benchmark Dated Brent widened $2.66 per barrel, compared with the second quarter of 2018, primarily due to higher U.S. crude inventories. Industry crack spread indicators, the difference between market prices for refined petroleum products and crude oil, are used to estimate refining margins. During the second quarter of 2019, the U.S. 3:2:1 crack spread (three barrels of crude oil producing two barrels of gasoline and one barrel of diesel) improved compared with the second quarter of 2018, primarily due to stronger gasoline crack spreads driven by tighter market supply following heavy planned and unplanned refinery maintenance across the United States. Northwest Europe crack spreads on average decreased compared with the second quarter of 2018, due to lower diesel margins.

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

RESULTS OF OPERATIONS

Unless otherwise indicated, discussion of results for the three and six months ended June 30, 2019, is based on a comparison with the corresponding periods of 2018.

Basis of Presentation

During the fourth quarter of 2018, the segment performance measure used by our chief executive officer to assess performance and allocate resources was changed from “net income” to “income before income taxes.”  Prior-period segment information has been recast to conform to the current presentation.

Consolidated Results

A summary of income (loss) before income taxes by business segment with a reconciliation to net income attributable to Phillips 66 follows:

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018

Midstream	$423	238	739	518
Chemicals	275	324	502	610
Refining	983	1,190	785	1,302
Marketing and Specialties	353	310	558	545
Corporate and Other	(205)	(227)	(415)	(423)
Income before income taxes	1,829	1,835	2,169	2,552
Income tax expense	325	431	395	563
Net income	1,504	1,404	1,774	1,989
Less: net income attributable to noncontrolling interests	80	65	146	126
Net income attributable to Phillips 66	$1,424	1,339	1,628	1,863

Our earnings increased $85 million, or 6%, in the second quarter of 2019, mainly reflecting:

•	Higher margins and volumes from our midstream assets.

•	Lower income tax expense.

•	Improved realized marketing margins and volumes.

These increases were partially offset by:

•	Lower realized refining margins.

•	Decreased equity in earnings from CPChem.

Our earnings decreased $235 million, or 13%, in the six-month period of 2019, mainly reflecting:

•	Lower realized refining margins.

•	Decreased equity in earnings from CPChem.

These decreases were partially offset by:

•	Higher margins and volumes from our midstream assets.

•	Lower income tax expense.

See the “Segment Results” section for additional information on our segment results.

Statement of Income Analysis

Sales and other operating revenues for the second quarter and six-month period of 2019 decreased 4% and 3%, respectively, and purchased crude oil and products decreased 5% and 3%, respectively. These decreases were mainly due to lower prices for refined petroleum products, crude oil and NGL.

Equity in earnings of affiliates decreased 13% in the second quarter of 2019. The decrease was mainly due to lower equity in earnings from WRB Refining LP (WRB) and CPChem, both driven by lower margins. These decreases were partially offset by higher equity in earnings from affiliates in our Midstream segment due to increased volumes. See the “Segment Results” section for additional information.

Interest and debt expense decreased 15% and 9% in the second quarter and six-month period of 2019, respectively. The decreases were primarily attributable to higher capitalized interest associated with capital projects under development in our Midstream segment.

Foreign currency transaction (gains) losses for the second quarter and six-month period of 2019 were losses of $9 million and $14 million, respectively, compared to gains of $14 million and $30 million in the same periods of 2018, respectively. Losses in the 2019 periods were mainly due to unfavorable translation impacts of the U.S. dollar against the Canadian dollar and British pound. Gains in the 2018 periods were mainly driven by a currency translation gain associated with the liquidation of a consolidated foreign subsidiary. In addition, there were favorable translation impacts of the U.S. dollar against the Canadian dollar.

Income tax expense decreased 25% and 30% in the second quarter and six-month period of 2019, respectively. The decreases were primarily due to favorable impacts related to additional Internal Revenue Service guidance on the calculation of the one-time deemed repatriation tax, as well as lower income before income taxes. See Note 20—Income Taxes, in the Notes to Consolidated Financial Statements, for information regarding our effective income tax rates.

Net income attributable to noncontrolling interests increased $15 million and $20 million in the second quarter and six-month period of 2019, respectively, due to higher earnings generated by Phillips 66 Partners LP (Phillips 66 Partners) operations.

Segment Results

Midstream

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018

	Millions of Dollars
Income Before Income Taxes
Transportation	$245	164	448	327
NGL and Other	143	53	233	139
DCP Midstream	35	21	58	52
Total Midstream	$423	238	739	518

	Thousands of Barrels Daily
Transportation Volumes
Pipelines*	3,417	3,404	3,297	3,307
Terminals	3,261	3,214	3,163	2,942
Operating Statistics
NGL fractionated**	232	227	233	206
NGL production***	423	430	425	405
* Pipelines represent the sum of volumes transported through each separately tariffed consolidated pipeline segment. Prior-period volumes have been recast to exclude our share of equity volumes from Yellowstone Pipe Line Company and Lake Charles Pipe Line Company.
** Excludes DCP Midstream.
*** Includes 100% of DCP Midstream’s volumes.

Dollars Per Gallon
Weighted-Average NGL Price*
DCP Midstream	$0.51	0.76	0.56	0.73
* Based on index prices from the Mont Belvieu market hub, which are weighted by NGL component.

The Midstream segment provides crude oil and refined petroleum product transportation, terminaling and processing services, as well as natural gas and NGL transportation, storage, processing and marketing services, mainly in the United States. This segment includes our master limited partnership (MLP), Phillips 66 Partners, as well as our 50% equity investment in DCP Midstream, which includes the operations of its MLP, DCP Midstream, LP (DCP Partners).

Pre-tax income from the Midstream segment increased $185 million in the second quarter of 2019 and $221 million in the six-month period of 2019.

Pre-tax income from our Transportation business increased $81 million in the second quarter of 2019 and $121 million in the six-month period of 2019. The increased results in both periods were mainly driven by higher volumes, tariffs and storage rates from our portfolio of consolidated and joint venture assets, as well as lower operating costs.

Pre-tax income from our NGL and Other business increased $90 million in the second quarter of 2019 and $94 million in the six-month period of 2019. The increased results in both periods were mainly due to improved margins and volumes, primarily at the Sweeny Hub, as well as higher equity earnings from pipeline affiliates driven by increased volumes.

Pre-tax income from our investment in DCP Midstream increased $14 million in the second quarter of 2019 and $6 million in the six-month period of 2019. The increases in both periods were mainly driven by favorable hedging impacts and higher equity earnings from its pipeline affiliates due to increased volumes. The increase in the six-month period of 2019 was partially offset by the unfavorable impact associated with the timing of incentive distribution income allocations from DCP Partners.

The fair value of our investment in DCP Midstream depends on the market value of DCP Midstream’s general partner interest in DCP Partners and the market value of DCP Partners’ common units. Recent declines in DCP Partners’ common unit price and industry MLP valuations have negatively impacted the fair value of our investment in DCP Midstream. At June 30, 2019, we estimated the fair value of our investment in DCP Midstream was approximately 10% below our current book value of $2.3 billion. We currently believe this condition is temporary. However, we may subsequently conclude the reduction in fair value is other-than-temporary and impair our investment in DCP Midstream if market conditions do not sustainably improve in the near future.

See the “Executive Overview and Business Environment” section for information on market factors impacting this quarter’s results.

Chemicals

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018

	Millions of Dollars

Income Before Income Taxes	$275	324	502	610

	Millions of Pounds
CPChem Externally Marketed Sales Volumes*
Olefins and Polyolefins	4,592	4,738	9,284	9,165
Specialties, Aromatics and Styrenics	969	1,595	2,038	2,608
	5,561	6,333	11,322	11,773
* Represents 100% of CPChem’s outside sales of produced petrochemical products, as well as commission sales from equity affiliates.

Olefins and Polyolefins Capacity Utilization (percent)	95%	95	97	96

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

Pre-tax income from the Chemicals segment decreased $49 million in the second quarter of 2019 and $108 million in the six-month period of 2019. The decreased results in both periods were mainly due to lower O&P margins for CPChem and its equity affiliates, driven by falling polyethylene prices. The decrease in the six-month period of 2019 was partially offset by higher polyethylene sales volumes due to the full commencement of operations at CPChem’s USGC assets in the second quarter of 2018.

See the “Executive Overview and Business Environment” section for information on market factors impacting this quarter’s results.

Refining

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018

	Millions of Dollars
Income (Loss) Before Income Taxes
Atlantic Basin/Europe	$258	164	251	56
Gulf Coast	222	366	104	366
Central Corridor	520	521	597	793
West Coast	(17)	139	(167)	87
Worldwide	$983	1,190	785	1,302

	Dollars Per Barrel
Income (Loss) Before Income Taxes
Atlantic Basin/Europe	$5.04	3.42	2.70	0.64
Gulf Coast	2.88	4.76	0.73	2.51
Central Corridor	19.81	19.88	11.91	15.12
West Coast	(0.52)	3.95	(2.63)	1.27
Worldwide	5.25	6.39	2.25	3.68

Realized Refining Margins*
Atlantic Basin/Europe	$10.85	10.42	9.47	8.96
Gulf Coast	8.20	9.93	6.93	8.43
Central Corridor	17.84	17.51	14.33	16.85
West Coast	9.94	12.77	8.16	10.61
Worldwide	11.37	12.28	9.46	10.88
* See the “Non-GAAP Reconciliations” section for a reconciliation of this non-GAAP measure to the most directly comparable measure under generally accepted accounting principles in the United States (GAAP), income (loss) before income taxes per barrel.

	Thousands of Barrels Daily
	Three Months Ended June 30		Six Months Ended June 30
Operating Statistics	2019	2018	2019	2018
Refining operations*
Atlantic Basin/Europe
Crude oil capacity	537	537	537	537
Crude oil processed	519	495	473	457
Capacity utilization (percent)	97%	92	88	85
Refinery production	570	532	519	485
Gulf Coast
Crude oil capacity	764	752	764	752
Crude oil processed	757	767	706	732
Capacity utilization (percent)	99%	102	92	97
Refinery production	850	850	787	813
Central Corridor
Crude oil capacity	515	493	515	493
Crude oil processed	521	513	483	486
Capacity utilization (percent)	101%	104	94	99
Refinery production	541	537	504	508
West Coast
Crude oil capacity	364	364	364	364
Crude oil processed	317	362	312	351
Capacity utilization (percent)	87%	100	86	97
Refinery production	357	387	349	378
Worldwide
Crude oil capacity	2,180	2,146	2,180	2,146
Crude oil processed	2,114	2,137	1,974	2,026
Capacity utilization (percent)	97%	100	91	94
Refinery production	2,318	2,306	2,159	2,184
* Includes our share of equity affiliates.

The Refining segment refines crude oil and other feedstocks into petroleum products (such as gasoline, distillates and aviation fuels) at 13 refineries in the United States and Europe.

Pre-tax income for the Refining segment decreased $207 million in the second quarter of 2019 and $517 million in the six-month period of 2019. The decreased results in both periods were primarily due to declined realized refining margins driven by lower feedstock advantage, partially offset by lower renewable identification number (RIN) costs and higher secondary product margins. The decrease in the six-month period of 2019 was also driven by lower market crack spreads.

See the “Executive Overview and Business Environment” section for information on market factors impacting this quarter’s results.

Our worldwide refining crude oil capacity utilization rate was 97% and 91% in the second quarter and six-month period of 2019, respectively, compared with 100% and 94% in the second quarter and six-month period of 2018, respectively. These decreases were primarily due to higher unplanned downtime and unfavorable market conditions in 2019 as compared with 2018, partially offset by lower turnaround activity.

Marketing and Specialties

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018

	Millions of Dollars
Income Before Income Taxes
Marketing and Other	$294	244	432	420
Specialties	59	66	126	125
Total Marketing and Specialties	$353	310	558	545

	Dollars Per Barrel
Income Before Income Taxes
U.S.	$1.09	1.05	0.86	0.96
International	4.81	3.32	3.55	2.42

Realized Marketing Fuel Margins*
U.S.	$1.53	1.30	1.31	1.34
International	6.03	5.25	4.94	4.29
* See the “Non-GAAP Reconciliations” section for a reconciliation of this non-GAAP measure to the most directly comparable GAAP measure, income before income taxes per barrel. Prior period U.S. realized marketing fuel margins have been revised to exclude the effects of special items on fuel margins.

	Dollars Per Gallon
U.S. Average Wholesale Prices*
Gasoline	$2.32	2.33	2.10	2.19
Distillates	2.20	2.37	2.12	2.25
* On third-party branded petroleum product sales, excluding excise taxes.

	Thousands of Barrels Daily
Marketing Petroleum Products Sales Volumes
Gasoline	1,240	1,196	1,197	1,150
Distillates	1,085	1,012	1,013	946
Other	19	17	18	19
Total	2,344	2,225	2,228	2,115

The M&S segment purchases for resale and markets refined petroleum products (such as gasoline, distillates and aviation fuels), mainly in the United States and Europe. In addition, this segment includes the manufacturing and marketing of specialty products (such as base oils and lubricants), as well as power generation operations.

Pre-tax income from the M&S segment increased $43 million in the second quarter of 2019 and $13 million in the six-month period of 2019. The increased result in the second quarter of 2019 was primarily due to higher U.S. and international realized marketing margins and sales volumes.  The increased result in the six-month period of 2019 was primarily due to higher sales volumes and international realized marketing margins.  In addition, both 2018 periods reflected a benefit related to biodiesel blender’s tax incentives.

See the “Executive Overview and Business Environment” section for information on marketing fuel margins and other market factors impacting this quarter’s results.

Corporate and Other

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
Loss Before Income Taxes
Net interest expense	$(105)	(128)	(213)	(240)
Corporate overhead and other	(100)	(99)	(202)	(183)
Total Corporate and Other	$(205)	(227)	(415)	(423)

Net interest consists of interest and financing expense, net of interest income and capitalized interest. Net interest decreased in the second quarter and six-month period of 2019, mainly due to higher capitalized interest related to capital projects under development in our Midstream segment. The decrease in the six-month period of 2019 was partially offset by higher interest expense due to the issuance of $1.5 billion of debt in March 2018.

Corporate overhead and other includes general and administrative expenses, technology costs, environmental costs associated with sites no longer in operation, foreign currency transaction gains and losses and other costs not directly associated with an operating segment. Corporate overhead and other expenses increased $19 million in the six-month period of 2019 primarily due to one-time income tax benefits recognized by equity affiliates in 2018 related to U.S. tax reform.

CAPITAL RESOURCES AND LIQUIDITY

Financial Indicators

	Millions of Dollars, Except as Indicated
	June 30 2019	December 31 2018

Cash and cash equivalents	$1,819	3,019
Short-term debt	667	67
Total debt	11,439	11,160
Total equity	27,306	27,153
Percent of total debt to capital*	30%	29
Percent of floating-rate debt to total debt	13%	11
* Capital includes total debt and total equity.

To meet our short- and long-term liquidity requirements, we look to a variety of funding sources but rely primarily on cash generated from operating activities. Additionally, Phillips 66 Partners has the ability to fund its growth activities through debt and equity offerings. During the first six months of 2019, we generated $1.5 billion in cash from operations. Available cash was primarily used to fund capital expenditures and investments of $1.7 billion; repurchase $799 million of our common stock; and pay dividends on our common stock of $770 million. In addition, Phillips 66 Partners received $422 million from its joint venture partners to partially fund the Gray Oak capital project. Phillips 66 Partners also received net proceeds of $275 million from borrowings during the period. During the first six months of 2019, cash and cash equivalents decreased by $1.2 billion to $1.8 billion.

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

Significant Sources of Capital

Operating Activities
During the first six months of 2019, cash generated by operating activities was $1,452 million, compared with $2,852 million for the first six months of 2018. The decrease in the first six months of 2019, compared with the same period in 2018, reflected lower realized refining margins, as well as larger net unfavorable working capital impacts. The unfavorable working capital impacts were primarily driven by the effects of changes in commodity prices and the timing of payments and collections.

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

Equity Affiliate Operating Distributions
Our operating cash flows are also impacted by distribution decisions made by our equity affiliates, including DCP Midstream, CPChem and WRB. During the first six months of 2019, cash from operations included distributions of $1,120 million from our equity affiliates, compared with $1,153 million during the same period of 2018. We cannot control the amount of future dividends from equity affiliates; therefore, future dividend payments by these companies are not assured.

Phillips 66 Partners LP

Unit Issuances
During the first six months of 2019, on a settlement-date basis, Phillips 66 Partners generated net proceeds of $42 million from common units issued under its active continuous offering of common units, or at-the-market (ATM) program.

Debt Issuances
In March 2019, Phillips 66 Partners entered into a senior unsecured term loan facility with a borrowing capacity of $400 million that matures on March 20, 2020. At June 30, 2019, term loans totaling $400 million were outstanding under this facility. Borrowings under this facility bear interest at a floating rate based on either the Eurodollar rate or the reference rate, plus a margin determined by Phillips 66 Partners’ credit ratings. Proceeds from term loans made under this facility were used for general partnership purposes, including repayment of amounts borrowed under Phillips 66 Partners’ $750 million revolving credit facility.

Transfers of Equity Interests
In December 2018, a third party exercised an option to acquire a 35% interest in Gray Oak Holdings LLC (Holdings LLC), a consolidated subsidiary of Phillips 66 Partners. This transfer did not qualify as a sale under GAAP because of certain restrictions placed on the acquirer. The contributions received by Holdings LLC from the third party to cover capital calls from Gray Oak Pipeline, LLC (Gray Oak) are presented as a long-term obligation on our consolidated balance sheet and financing cash inflows on our consolidated statement of cash flows until construction of the Gray Oak Pipeline is fully completed and these restrictions expire. During the first six months of 2019, the third party contributed an aggregate of $341 million into Holdings LLC, which Holdings LLC used to fund its portion of Gray Oak’s cash calls. See Note 21—Phillips 66 Partners LP, in the Notes to Consolidated Financial Statements, for additional information regarding this transaction.

In February 2019, Holdings LLC sold a 10% ownership interest in Gray Oak to a third party that exercised a purchase option, for proceeds of $81 million. The proceeds received from this sale are presented as an investing cash inflow on our consolidated statement of cash flows. See Note 6—Investments, Loans and Long-Term Receivables, in the Notes to Consolidated Financial Statements, for additional information regarding this transaction.

Incentive Distribution Rights Elimination
On July 24, 2019, we executed a definitive agreement to eliminate all of our incentive distribution rights (IDRs) and general partner economic interest in Phillips 66 Partners in exchange for 101 million newly issued Phillips 66 Partners’ common units.  Pursuant to the definitive agreement, our IDRs will be eliminated, and our general partner economic interest in Phillips 66 Partners will be converted into a non-economic general partner interest in Phillips 66 Partners. After the transaction closes, we will own approximately 170 million Phillips 66 Partners’ common units, representing approximately 75% of Phillips 66 Partners’ outstanding common units.  As a result of the transaction, we expect the balance of “Noncontrolling interests” on our consolidated balance sheet to decrease approximately $400 million, with an offset to “Capital in excess of par” and “Deferred income taxes.”  The transaction is scheduled to close on August 1, 2019.

Revolving Credit Facilities and Commercial Paper
At June 30, 2019, no amount had been directly drawn under our $5 billion revolving credit facility or our $5 billion commercial paper program supported by our revolving credit facility. In addition, at June 30, 2019, Phillips 66 Partners had no borrowings outstanding under its $750 million revolving credit facility. As a result, we had approximately $5.7 billion of total committed capacity available under our revolving credit facilities at June 30, 2019.

Off-Balance Sheet Arrangements

Contingent Equity Affiliate Contributions
In March 2019, a wholly owned subsidiary of Dakota Access, LLC (Dakota Access) closed an offering of $2,500 million aggregate principal amount of unsecured senior notes. The net proceeds from the issuance of these notes were used to repay amounts outstanding under existing credit facilities of Dakota Access and Energy Transfer Crude Oil Company, LLC (ETCO). Dakota Access and ETCO have guaranteed repayment of the notes. In addition, Phillips 66 Partners and its co-venturers in Dakota Access provided a Contingent Equity Contribution Undertaking (CECU) in conjunction with the notes offering. Under the CECU, if Dakota Access receives an unfavorable court ruling related to certain disputed construction permits and Dakota Access determines that an equity contribution trigger event has occurred, the venturers may be severally required to make proportionate equity contributions to Dakota Access and ETCO up to an aggregate maximum of approximately $2,525 million. Phillips 66 Partners’ share of the maximum potential equity contributions under the CECU is approximately $631 million.

Lease Residual Value and Joint Venture Obligation Guarantees
Under the operating lease agreement on our headquarters facility in Houston, Texas, we have a residual value guarantee with a maximum future exposure of $554 million at June 30, 2019. The operating lease term ends in June 2021 and provides us the option, at the end of the lease term, to request to renew the lease, purchase the facility or assist the lessor in marketing it for resale. We also have residual value guarantees associated with railcar and airplane leases with maximum future exposures totaling $305 million at June 30, 2019, which have remaining terms of up to five years.

In June 2019, Phillips 66 Partners issued a guarantee for 42.25% of Gray Oak’s third-party term loan facility. See Note 6—Investments, Loans and Long-Term Receivables, for additional information.

In addition, at June 30, 2019, we had other guarantees outstanding for our portion of certain joint venture debt obligations, which have remaining terms of up to six years. The maximum potential amount of future payments to third parties under these guarantees was approximately $157 million. Payment would be required if a joint venture defaults on its obligations.

Capital Requirements

Capital Expenditures and Investments
For information about our capital expenditures and investments, see the “Capital Spending” section below.

Debt Financing
Our total debt balance at June 30, 2019, and December 31, 2018, was $11,439 million and $11,160 million, respectively. Our total debt-to-capital ratio was 30% and 29% at June 30, 2019, and December 31, 2018, respectively.

Dividends
On May 8, 2019, our Board of Directors declared a quarterly cash dividend of $0.90 per common share. The dividend was paid on June 3, 2019, to shareholders of record at the close of business on May 20, 2019. On July 10, 2019, our Board of Directors declared a quarterly cash dividend of $0.90 per common share. This dividend is payable on September 3, 2019, to shareholders of record at the close of business on August 20, 2019.

Share Repurchases
Since July 2012, our Board of Directors has, at various times, authorized repurchases of our outstanding common stock under our share repurchase program, which aggregate to a total authorization of up to $12 billion. The share repurchases are expected to be funded primarily through available cash. The shares will be repurchased from time to time in the open market at our discretion, subject to market conditions and other factors, and in accordance with applicable regulatory requirements. Since the inception of our share repurchase program in 2012 through June 30, 2019, we have repurchased 145,864,085 shares at an aggregate cost of $11,191 million. Shares of stock repurchased are held as treasury shares.

Capital Spending

	Millions of Dollars
	Six Months Ended June 30
	2019	2018
Capital Expenditures and Investments
Midstream*	$1,200	475
Chemicals	—	—
Refining	391	325
Marketing and Specialties	42	28
Corporate and Other	95	38
	$1,728	866

Selected Equity Affiliates**
DCP Midstream	$278	193
CPChem	175	224
WRB	81	75
	$534	492
* Midstream capital expenditures and investments for the six months ended June 30, 2019, include $422 million of capital funded by Gray Oak joint venture partners.
** Our share of joint venture’s self-funded capital spending.

Midstream
During the first six months of 2019, capital spending in our Midstream segment included continued development of additional Gulf Coast fractionation capacity, construction activities related to increasing storage capacity at our crude oil and refined petroleum products terminal located near Beaumont, Texas, as well as other return, reliability and maintenance projects in our Transportation and NGL businesses. Phillips 66 Partners advanced several major construction projects, including the Gray Oak Pipeline and related ventures, the new isomerization unit at the Lake Charles Refinery, completion of the eastern leg of Phillips 66 Partners’ 40% owned Bayou Bridge Pipeline, increasing capacity on the Sweeny to Pasadena refined petroleum products pipeline, and a new ethane pipeline from Clemens Caverns to Gregory, Texas.

In June 2019, we formed a 50/50 joint venture, Liberty Pipeline LLC, to continue construction of the Liberty Pipeline. We will lead project construction on behalf of the joint venture and will operate the pipeline. The estimated project cost, on a gross basis, is approximately $1.6 billion. In addition, in June 2019, we formed a 50/50 joint venture, Red Oak Pipeline LLC, to construct the Red Oak Pipeline System. Our co-venturer will lead project construction on behalf of the joint venture and we will operate the pipeline. The estimated project spending, on a gross basis, is approximately $2.5 billion. Initial services for both projects are targeted for the first quarter of 2021.

During the first six months of 2019, DCP Midstream had a self-funded capital program. During this period, on a 100% basis, DCP Midstream’s capital expenditures and investments were $556 million, which were primarily for expansion capital expenditures, including construction of the O’Connor 2 plant and investments in the Gulf Coast Express joint venture pipeline, as well as maintenance capital expenditures for existing assets. We expect DCP Midstream to continue self-funding its capital program for the remainder of 2019.

Chemicals
During the first six months of 2019, CPChem had a self-funded capital program. During this period, on a 100% basis, CPChem’s capital expenditures and investments were $350 million, which were primarily for the continued development of its second USGC Petrochemicals Project and debottlenecking projects on existing assets. In June 2019, CPChem signed an agreement with a co-venturer to jointly pursue the development of a second USGC Petrochemicals Project, and an agreement with a co-venturer to jointly pursue the development of a petrochemical complex in Qatar. We expect CPChem to continue self-funding its capital program for the remainder of 2019.

Refining
Capital spending for the Refining segment during the first six months of 2019 was primarily for refinery upgrade projects to increase accessibility of advantaged crudes and improve product yields, improvements to the operating integrity of key processing units and safety-related projects. Our equity affiliates in the Refining segment had self-funded capital programs during the first six months of 2019 and we expect them to continue self-funding their capital programs for the remainder of 2019.

Major construction activities included:

•	Installation of facilities to improve product value at the Sweeny and Lake Charles refineries, as well as the jointly owned Borger Refinery.

•	Installation of facilities to produce biofuels at the Humber Refinery.

The facility installed at the Ferndale Refinery to comply with U.S. Environmental Protection Agency (EPA) Tier 3 gasoline regulations started up in the first quarter of 2019.

Marketing and Specialties
Capital spending for the M&S segment during the first six months of 2019 was primarily for the acquisition and development of international retail sites and maintenance projects at our lubricants and power generation facilities.

Corporate and Other
Capital spending for Corporate and Other during the first six months of 2019 was primarily for information technology and facilities.

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

We occasionally receive requests for information or notices of potential liability from the EPA and state environmental agencies alleging that we are a potentially responsible party under the Federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or an equivalent state statute. On occasion, we also have been made a party to cost recovery litigation by those agencies or by private parties. These requests, notices and lawsuits assert potential liability for remediation costs at various sites that typically are not owned by us, but allegedly contain wastes attributable to our past operations. At June 30, 2019, and December 31, 2018, we had been notified of potential liability under CERCLA and comparable state laws at 27 sites within the United States.

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

	Millions of Dollars, Except as Indicated
Realized Refining Margins	Atlantic Basin/ Europe	Gulf Coast	Central Corridor	West Coast	Worldwide

Three Months Ended June 30, 2019
Income (loss) before income taxes	$258	222	520	(17)	983
Plus:
Taxes other than income taxes	11	16	10	21	58
Depreciation and amortization	49	68	34	63	214
Selling, general and administrative expenses	10	8	7	8	33
Operating expenses	201	322	134	249	906
Equity in (earnings) losses of affiliates	3	2	(133)	—	(128)
Other segment (income) expense, net	4	(5)	4	1	4
Proportional share of refining gross margins contributed by equity affiliates	19	—	298	—	317
Realized refining margins	$555	633	874	325	2,387

Total processed inputs (thousands of barrels)	51,172	77,186	26,244	32,697	187,299
Adjusted total processed inputs (thousands of barrels)*	51,172	77,186	48,932	32,697	209,987

Income (loss) before income taxes per barrel (dollars per barrel)**	$5.04	2.88	19.81	(0.52)	5.25
Realized refining margins (dollars per barrel)***	10.85	8.20	17.84	9.94	11.37

Three Months Ended June 30, 2018
Income before income taxes	$164	366	521	139	1,190
Plus:
Taxes other than income taxes	15	23	9	25	72
Depreciation and amortization	50	64	32	60	206
Selling, general and administrative expenses	15	13	7	12	47
Operating expenses	225	292	124	228	869
Equity in (earnings) losses of affiliates	3	3	(220)	—	(214)
Other segment (income) expense, net	—	3	(8)	(14)	(19)
Proportional share of refining gross margins contributed by equity affiliates	28	—	381	—	409
Realized refining margins	$500	764	846	450	2,560

Total processed inputs (thousands of barrels)	47,978	76,875	26,209	35,195	186,257
Adjusted total processed inputs (thousands of barrels)*	47,978	76,875	48,347	35,195	208,395

Income before income taxes per barrel (dollars per barrel)**	$3.42	4.76	19.88	3.95	6.39
Realized refining margins (dollars per barrel)***	10.42	9.93	17.51	12.77	12.28
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

	Millions of Dollars, Except as Indicated
Realized Refining Margins	Atlantic Basin/ Europe	Gulf Coast	Central Corridor	West Coast	Worldwide

Six Months Ended June 30, 2019
Income (loss) before income taxes	$251	104	597	(167)	785
Plus:
Taxes other than income taxes	26	39	23	45	133
Depreciation, amortization and impairments	99	135	67	125	426
Selling, general and administrative expenses	17	6	8	13	44
Operating expenses	434	706	279	498	1,917
Equity in (earnings) losses of affiliates	6	2	(217)	—	(209)
Other segment (income) expense, net	10	(4)	2	3	11
Proportional share of refining gross margins contributed by equity affiliates	36	—	565	—	601
Special items:
Pending claims and settlements	—	—	(21)	—	(21)
Realized refining margins	$879	988	1,303	517	3,687

Total processed inputs (thousands of barrels)	92,854	142,620	50,137	63,400	349,011
Adjusted total processed inputs (thousands of barrels)*	92,854	142,620	90,828	63,400	389,702

Income (loss) before income taxes per barrel (dollars per barrel)**	$2.70	0.73	11.91	(2.63)	2.25
Realized refining margins (dollars per barrel)***	9.47	6.93	14.33	8.16	9.46
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

	Millions of Dollars, Except as Indicated
Realized Refining Margins	Atlantic Basin/Europe	Gulf Coast	Central Corridor	West Coast	Worldwide

Six Months Ended June 30, 2018
Income before income taxes	$56	366	793	87	1,302
Plus:
Taxes other than income taxes	30	48	21	50	149
Depreciation, amortization and impairments	102	130	67	118	417
Selling, general and administrative expenses	28	23	14	23	88
Operating expenses	510	658	232	458	1,858
Equity in (earnings) losses of affiliates	5	4	(159)	—	(150)
Other segment (income) expense, net	(7)	2	(12)	(11)	(28)
Proportional share of refining gross margins contributed by equity affiliates	57	—	579	—	636
Realized refining margins	$781	1,231	1,535	725	4,272

Total processed inputs (thousands of barrels)	87,196	146,082	52,445	68,246	353,969
Adjusted total processed inputs (thousands of barrels)*	87,196	146,082	91,112	68,246	392,636

Income before income taxes per barrel (dollars per barrel)**	$0.64	2.51	15.12	1.27	3.68
Realized refining margins (dollars per barrel)***	8.96	8.43	16.85	10.61	10.88
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

	Millions of Dollars, Except as Indicated
	Three Months Ended June 30, 2019		Three Months Ended June 30, 2018
	U.S.	International	U.S.	International
Realized Marketing Fuel Margins
Income before income taxes	$203	129	187	82
Plus:
Taxes other than income taxes	3	1	3	2
Depreciation and amortization	3	16	3	18
Selling, general and administrative expenses	183	61	193	71
Equity in earnings of affiliates	(3)	(25)	(2)	(25)
Other operating revenues*	(103)	(9)	(98)	(6)
Other segment expense, net	—	1	—	2
Special items:
Certain tax impacts	—	—	(56)	—
Marketing margins	286	174	230	144
Less: margin for non-fuel related sales	—	12	—	14
Realized marketing fuel margins**	$286	162	230	130

Total fuel sales volumes (thousands of barrels)	186,488	26,837	177,725	24,717

Income before income taxes per barrel (dollars per barrel)	$1.09	4.81	1.05	3.32
Realized marketing fuel margins (dollars per barrel)***	1.53	6.03	1.30	5.25
* Includes other non-fuel revenues.
** Prior period U.S. realized marketing fuel margins have been revised to exclude the effects of special items on fuel margins.
*** Realized marketing fuel margins per barrel, as presented, are calculated using the underlying realized marketing fuel margin amounts, in dollars, divided by sales volumes, in barrels. As such, recalculated per barrel amounts using the rounded margins and barrels presented may differ from the presented per barrel amounts due to rounding.

	Millions of Dollars, Except as Indicated
	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
	U.S.	International	U.S.	International
Realized Marketing Fuel Margins
Income before income taxes	$301	187	319	119
Plus:
Taxes other than income taxes	5	3	(7)	—
Depreciation and amortization	5	32	7	36
Selling, general and administrative expenses	338	123	369	141
Equity in earnings of affiliates	(4)	(47)	(4)	(43)
Other operating revenues*	(185)	(15)	(182)	(13)
Other segment income, net	—	(1)	—	(3)
Special items:
Certain tax impacts	—	—	(56)	—
Marketing margins	460	282	446	237
Less: margin for non-fuel related sales	—	22	—	26
Realized marketing fuel margins**	$460	260	446	211

Total fuel sales volumes (thousands of barrels)	350,546	52,633	333,505	49,251

Income before income taxes per barrel (dollars per barrel)	$0.86	3.55	0.96	2.42
Realized marketing fuel margins (dollars per barrel)***	1.31	4.94	1.34	4.29
* Includes other non-fuel revenues.
** Prior period U.S. realized marketing fuel margins have been revised to exclude the effects of special items on fuel margins.
*** Realized marketing fuel margins per barrel, as presented, are calculated using the underlying realized marketing fuel margin amounts, in dollars, divided by sales volumes, in barrels. As such, recalculated per barrel amounts using the rounded margins and barrels presented may differ from the presented per barrel amounts due to rounding.

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

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our commodity price risk and interest rate risk at June 30, 2019, did not differ materially from the risks disclosed under Item 7A of our 2018 Annual Report on Form 10-K.

Item 4.   CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported within the time periods specified in U.S. Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. As of June 30, 2019, with the participation of management, our Chairman and Chief Executive Officer and our Executive Vice President, Finance and Chief Financial Officer carried out an evaluation, pursuant to Rule 13a-15(b) of the Act, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our Chairman and Chief Executive Officer and our Executive Vice President, Finance and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of June 30, 2019.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, in the quarterly period ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

Item 103 of U.S. Securities and Exchange Commission (SEC) Regulation S-K requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings, or such proceedings are known to be contemplated, unless we reasonably believe that the matter will result in no monetary sanctions, or in monetary sanctions, exclusive of interest and costs, of less than $100,000. There were no such new matters that arose during the second quarter of 2019. In addition, there were no material developments that occurred with respect to matters previously reported in our 2018 Annual Report on Form 10-K for the quarterly period ended December 31, 2018, or for any matter reported in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019. We do not currently believe that the eventual outcome of any matters previously reported, individually or in the aggregate, could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

				Millions of Dollars
Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs**	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2019	1,277,369	$96.39	1,277,369	$1,140
May 1-31, 2019	1,978,069	86.57	1,978,069	969
June 1-30, 2019	1,866,150	85.76	1,866,150	809
Total	5,121,588	$88.72	5,121,588
* Includes repurchase of shares of common stock from company employees in connection with the company’s broad-based employee incentive plans, when applicable.
** As of June 30, 2019, our Board of Directors has authorized repurchases totaling up to $12 billion of our outstanding common stock since the inception of our share repurchase program in July 2012. The authorizations do not have expiration dates. The share repurchases are expected to be funded primarily through available cash. The shares under these authorizations will be repurchased from time to time in the open market at the company’s discretion, subject to market conditions and other factors, and in accordance with applicable regulatory requirements. We are not obligated to acquire any particular amount of common stock and may commence, suspend or discontinue purchases at any time or from time to time without prior notice. Shares of stock repurchased are held as treasury shares.

Item 6. EXHIBITS

Exhibit Number	Exhibit Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32*	Certifications pursuant to 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Schema Document.

101.CAL*	XBRL Calculation Linkbase Document.

101.LAB*	XBRL Labels Linkbase Document.

101.PRE*	XBRL Presentation Linkbase Document.

101.DEF*	XBRL Definition Linkbase Document.

* Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHILLIPS 66

/s/ Chukwuemeka A. Oyolu
Chukwuemeka A. Oyolu Vice President and Controller (Chief Accounting and Duly Authorized Officer)

Date: July 26, 2019