Form 10-Q
period 2019-09-30
Phillips 66
filed 2019-10-25
CIK 1534701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	001-35349
Phillips 66
(Exact name of registrant as specified in its charter)

Delaware	45-3779385
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The registrant had 444,357,576 shares of common stock, $0.01 par value, outstanding as of September 30, 2019.

PHILLIPS 66

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Consolidated Statement of Income	Phillips 66

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
Revenues and Other Income
Sales and other operating revenues	$27,218	29,788	78,168	82,363
Equity in earnings of affiliates	499	779	1,663	1,946
Net gain on dispositions	18	1	19	18
Other income	36	24	97	47
Total Revenues and Other Income	27,771	30,592	79,947	84,374

Costs and Expenses
Purchased crude oil and products	23,806	26,385	69,415	73,270
Operating expenses	1,206	1,206	3,678	3,595
Selling, general and administrative expenses	416	440	1,190	1,258
Depreciation and amortization	336	346	1,001	1,019
Impairments	853	1	856	7
Taxes other than income taxes	105	109	330	328
Accretion on discounted liabilities	6	5	17	17
Interest and debt expense	109	125	343	383
Foreign currency transaction (gains) losses	(9)	—	5	(30)
Total Costs and Expenses	26,828	28,617	76,835	79,847
Income before income taxes	943	1,975	3,112	4,527
Income tax expense	150	407	545	970
Net Income	793	1,568	2,567	3,557
Less: net income attributable to noncontrolling interests	81	76	227	202
Net Income Attributable to Phillips 66	$712	1,492	2,340	3,355

Net Income Attributable to Phillips 66 Per Share of Common Stock (dollars)
Basic	$1.58	3.20	5.15	7.07
Diluted	1.58	3.18	5.13	7.03

Weighted-Average Common Shares Outstanding (thousands)
Basic	449,005	466,109	453,398	473,760
Diluted	451,001	469,440	455,810	477,220
See Notes to Consolidated Financial Statements.

Consolidated Statement of Comprehensive Income	Phillips 66

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018

Net Income	$793	1,568	2,567	3,557
Other comprehensive income (loss)
Defined benefit plans
Amortization to income of net actuarial loss, prior service credit and settlements	17	68	51	111
Plans sponsored by equity affiliates	2	4	7	13
Income taxes on defined benefit plans	(4)	(18)	(13)	(30)
Defined benefit plans, net of income taxes	15	54	45	94
Foreign currency translation adjustments	(119)	(15)	(124)	(125)
Income taxes on foreign currency translation adjustments	1	1	—	2
Foreign currency translation adjustments, net of income taxes	(118)	(14)	(124)	(123)
Cash flow hedges	(2)	2	(13)	10
Income taxes on hedging activities	1	(1)	2	(3)
Hedging activities, net of income taxes	(1)	1	(11)	7
Other Comprehensive Income (Loss), Net of Income Taxes	(104)	41	(90)	(22)
Comprehensive Income	689	1,609	2,477	3,535
Less: comprehensive income attributable to noncontrolling interests	81	76	227	202
Comprehensive Income Attributable to Phillips 66	$608	1,533	2,250	3,333
See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet	Phillips 66

	Millions of Dollars
	September 30 2019	December 31 2018
Assets
Cash and cash equivalents	$2,268	3,019
Accounts and notes receivable (net of allowances of $41 million in 2019 and $22 million in 2018)	6,097	5,414
Accounts and notes receivable—related parties	989	759
Inventories	5,521	3,543
Prepaid expenses and other current assets	742	474
Total Current Assets	15,617	13,209
Investments and long-term receivables	14,147	14,421
Net properties, plants and equipment	22,954	22,018
Goodwill	3,270	3,270
Intangibles	872	869
Other assets	1,881	515
Total Assets	$58,741	54,302

Liabilities
Accounts payable	$7,738	6,113
Accounts payable—related parties	635	473
Short-term debt	842	67
Accrued income and other taxes	1,128	1,116
Employee benefit obligations	624	724
Other accruals	1,116	442
Total Current Liabilities	12,083	8,935
Long-term debt	11,083	11,093
Asset retirement obligations and accrued environmental costs	617	624
Deferred income taxes	5,503	5,275
Employee benefit obligations	905	867
Other liabilities and deferred credits	1,458	355
Total Liabilities	31,649	27,149

Equity
Common stock (2,500,000,000 shares authorized at $0.01 par value) Issued (2019—647,050,977 shares; 2018—645,691,761 shares)
Par value	6	6
Capital in excess of par	20,253	19,873
Treasury stock (at cost: 2019—202,693,401 shares; 2018—189,526,331 shares)	(16,261)	(15,023)
Retained earnings	21,730	20,489
Accumulated other comprehensive loss	(871)	(692)
Total Stockholders’ Equity	24,857	24,653
Noncontrolling interests	2,235	2,500
Total Equity	27,092	27,153
Total Liabilities and Equity	$58,741	54,302
See Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows	Phillips 66

	Millions of Dollars
	Nine Months Ended September 30
	2019	2018
Cash Flows From Operating Activities
Net income	$2,567	3,557
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,001	1,019
Impairments	856	7
Accretion on discounted liabilities	17	17
Deferred income taxes	115	229
Undistributed equity earnings	(25)	111
Net gain on dispositions	(19)	(18)
Other	(97)	118
Working capital adjustments
Accounts and notes receivable	(909)	(478)
Inventories	(2,004)	(2,178)
Prepaid expenses and other current assets	(269)	(509)
Accounts payable	1,778	1,280
Taxes and other accruals	103	279
Net Cash Provided by Operating Activities	3,114	3,434

Cash Flows From Investing Activities
Capital expenditures and investments	(2,595)	(1,645)
Proceeds from asset dispositions*	139	39
Advances/loans—related parties	(95)	(1)
Collection of advances/loans—related parties	95	—
Other	24	67
Net Cash Used in Investing Activities	(2,432)	(1,540)

Cash Flows From Financing Activities
Issuance of debt	1,758	1,594
Repayment of debt	(1,004)	(374)
Issuance of common stock	15	39
Repurchase of common stock	(1,238)	(4,148)
Dividends paid on common stock	(1,172)	(1,069)
Distributions to noncontrolling interests	(176)	(146)
Net proceeds from issuance of Phillips 66 Partners LP common units	133	114
Other	282	(79)
Net Cash Used in Financing Activities	(1,402)	(4,069)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(31)	(20)

Net Change in Cash and Cash Equivalents	(751)	(2,195)
Cash and cash equivalents at beginning of period	3,019	3,119
Cash and Cash Equivalents at End of Period	$2,268	924
* Includes return of investments in equity affiliates.
See Notes to Consolidated Financial Statements.

Consolidated Statement of Changes in Equity	Phillips 66

	Millions of Dollars
	Three Months Ended September 30
	Attributable to Phillips 66
	Common Stock
	Par Value	Capital in Excess of Par	Treasury Stock	Retained Earnings	Accum. Other Comprehensive Loss	Noncontrolling Interests	Total

June 30, 2019	$6	19,912	(15,822)	21,423	(767)	2,554	27,306
Net income	—	—	—	712	—	81	793
Other comprehensive loss	—	—	—	—	(104)	—	(104)
Dividends paid on common stock ($0.90 per share)	—	—	—	(402)	—	—	(402)
Repurchase of common stock	—	—	(439)	—	—	—	(439)
Benefit plan activity	—	22	—	(3)	—	—	19
Issuance of Phillips 66 Partners LP common units	—	44	—	—	—	32	76
Impacts from Phillips 66 Partners GP/IDR restructuring transaction	—	275	—	—	—	(373)	(98)
Distributions to noncontrolling interests	—	—	—	—	—	(59)	(59)
September 30, 2019	$6	20,253	(16,261)	21,730	(871)	2,235	27,092

June 30, 2018	$6	19,831	(14,121)	17,500	(680)	2,424	24,960
Net income	—	—	—	1,492	—	76	1,568
Other comprehensive income	—	—	—	—	41	—	41
Dividends paid on common stock ($0.80 per share)	—	—	—	(370)	—	—	(370)
Repurchase of common stock	—	—	(405)	—	—	—	(405)
Benefit plan activity	—	13	—	(4)	—	—	9
Issuance of Phillips 66 Partners LP common units	—	16	—	—	—	26	42
Distributions to noncontrolling interests	—	—	—	—	—	(50)	(50)
September 30, 2018	$6	19,860	(14,526)	18,618	(639)	2,476	25,795

	Shares in Thousands
	Three Months Ended September 30
	Common Stock Issued	Treasury Stock

June 30, 2019	646,828	198,287
Repurchase of common stock	—	4,406
Shares issued—share-based compensation	223	—
September 30, 2019	647,051	202,693

June 30, 2018	645,215	180,952
Repurchase of common stock	—	3,501
Shares issued—share-based compensation	364	—
September 30, 2018	645,579	184,453
See Notes to Consolidated Financial Statements.

	Millions of Dollars
	Nine Months Ended September 30
	Attributable to Phillips 66
	Common Stock
	Par Value	Capital in Excess of Par	Treasury Stock	Retained Earnings	Accum. Other Comprehensive Loss	Noncontrolling Interests	Total

December 31, 2018	$6	19,873	(15,023)	20,489	(692)	2,500	27,153
Cumulative effect of accounting changes	—	—	—	81	(89)	(1)	(9)
Net income	—	—	—	2,340	—	227	2,567
Other comprehensive loss	—	—	—	—	(90)	—	(90)
Dividends paid on common stock ($2.60 per share)	—	—	—	(1,172)	—	—	(1,172)
Repurchase of common stock	—	—	(1,238)	—	—	—	(1,238)
Benefit plan activity	—	56	—	(8)	—	—	48
Issuance of Phillips 66 Partners LP common units	—	49	—	—	—	58	107
Impacts from Phillips 66 Partners GP/IDR restructuring transaction	—	275	—	—	—	(373)	(98)
Distributions to noncontrolling interests	—	—	—	—	—	(176)	(176)
September 30, 2019	$6	20,253	(16,261)	21,730	(871)	2,235	27,092

December 31, 2017	$6	19,768	(10,378)	16,306	(617)	2,343	27,428
Cumulative effect of accounting changes	—	—	—	36	—	13	49
Net income	—	—	—	3,355	—	202	3,557
Other comprehensive loss	—	—	—	—	(22)	—	(22)
Dividends paid on common stock ($2.30 per share)	—	—	—	(1,069)	—	—	(1,069)
Repurchase of common stock	—	—	(4,148)	—	—	—	(4,148)
Benefit plan activity	—	54	—	(10)	—	—	44
Issuance of Phillips 66 Partners LP common units	—	38	—	—	—	64	102
Distributions to noncontrolling interests	—	—	—	—	—	(146)	(146)
September 30, 2018	$6	19,860	(14,526)	18,618	(639)	2,476	25,795

	Shares in Thousands
	Nine Months Ended September 30
	Common Stock Issued	Treasury Stock

December 31, 2018	645,692	189,526
Repurchase of common stock	—	13,167
Shares issued—share-based compensation	1,359	—
September 30, 2019	647,051	202,693

December 31, 2017	643,835	141,565
Repurchase of common stock	—	42,888
Shares issued—share-based compensation	1,744	—
September 30, 2018	645,579	184,453
See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements	Phillips 66

Note 1—Interim Financial Information

The unaudited interim financial information presented in the financial statements included in this report is prepared in accordance with generally accepted accounting principles in the United States (GAAP) and includes all known accruals and adjustments necessary, in the opinion of management, for a fair presentation of the consolidated financial position of Phillips 66 and its results of operations and cash flows for the periods presented. Unless otherwise specified, all such adjustments are of a normal and recurring nature. Certain notes and other information have been condensed or omitted from the interim financial statements included in this report. Therefore, these interim financial statements should be read in conjunction with the consolidated financial statements and notes included in our 2018 Annual Report on Form 10-K. The results of operations for the three and nine months ended September 30, 2019, are not necessarily indicative of the results expected for the full year. Certain prior period financial information has been recast to reflect the current year’s presentation.

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

Note 3—Sales and Other Operating Revenues

Disaggregated Revenues
The following tables present our disaggregated sales and other operating revenues:

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
Product Line and Services
Refined petroleum products	$22,373	23,184	64,088	64,975
Crude oil resales	3,511	4,747	10,162	12,316
Natural gas liquids (NGL)	1,025	1,782	3,508	4,751
Services and other*	309	75	410	321
Consolidated sales and other operating revenues	$27,218	29,788	78,168	82,363

Geographic Location**
United States	$21,160	23,068	60,602	64,481
United Kingdom	2,375	3,085	7,318	7,623
Germany	1,025	1,135	3,074	3,174
Other foreign countries	2,658	2,500	7,174	7,085
Consolidated sales and other operating revenues	$27,218	29,788	78,168	82,363
* Includes derivatives-related activities. See Note 12—Derivatives and Financial Instruments, for additional information.
** Sales and other operating revenues are attributable to countries based on the location of the operations generating the revenues.

Contract-Related Assets and Liabilities
At September 30, 2019, and December 31, 2018, receivables from contracts with customers were $5,585 million and $4,993 million, respectively. Significant non-customer balances, such as buy/sell receivables and excise tax receivables, were excluded from these amounts.

Our contract-related assets also include payments we make to our marketing customers related to incentive programs. An incentive payment is initially recognized as an asset and subsequently amortized as a reduction to revenue over the contract term, which generally ranges from 5 to 15 years. At September 30, 2019, and December 31, 2018, our asset balances related to such payments were $311 million and $248 million, respectively.

Our contract-related liabilities represent advances received from our customers prior to product or service delivery. At September 30, 2019, and December 31, 2018, contract liabilities were $218 million and $99 million, respectively.

Remaining Performance Obligations
Most of our contracts with customers are spot contracts or term contracts with only variable consideration. We do not disclose remaining performance obligations for these contracts as the expected duration is one year or less or because the variable consideration has been allocated entirely to an unsatisfied performance obligation. We also have certain contracts in our Midstream segment that include minimum volume commitments with fixed pricing, most of which expire by 2021. At September 30, 2019, the remaining performance obligations related to these minimum volume commitment contracts were not material.

Note 4—Credit Losses

We are exposed to credit losses primarily through our sales of refined petroleum products, crude oil and NGL. We assess each counterparty’s ability to pay for the products we sell by conducting a credit review. The credit review considers our expected billing exposure and timing for payment and the counterparty’s established credit rating or our assessment of the counterparty’s creditworthiness based on our analysis of their financial statements when a credit rating is not available. We also consider contract terms and conditions, country and political risk, and business strategy in our evaluation. A credit limit is established for each counterparty based on the outcome of this review. We may require collateralized asset support or a prepayment to mitigate credit risk.

We monitor our ongoing credit exposure through active review of counterparty balances against contract terms and due dates. Our activities include timely account reconciliation, dispute resolution and payment confirmation. We may employ collection agencies and legal counsel to pursue recovery of defaulted receivables.

At September 30, 2019, we reported $7,086 million of accounts and notes receivable, net of allowances of $41 million. Changes in the allowance were not material for the three and nine months ended September 30, 2019. Based on an aging analysis at September 30, 2019, 99% of our accounts receivable were outstanding less than 60 days, with the remainder outstanding less than 90 days.

We are also exposed to credit losses from off-balance sheet exposures, such as guarantees of joint venture debt, residual value guarantees of leased assets and standby letters of credit. See Note 10—Guarantees, and Note 11—Contingencies and Commitments, for more information on these off-balance sheet exposures.

Note 5—Inventories

Inventories consisted of the following:

	Millions of Dollars
	September 30 2019	December 31 2018

Crude oil and petroleum products	$5,208	3,238
Materials and supplies	313	305
	$5,521	3,543

Inventories valued on the last-in, first-out (LIFO) basis totaled $5,103 million and $3,123 million at September 30, 2019, and December 31, 2018, respectively. The estimated excess of current replacement cost over LIFO cost of inventories amounted to approximately $4.4 billion and $2.9 billion at September 30, 2019, and December 31, 2018, respectively.

Note 6—Investments, Loans and Long-Term Receivables

Equity Investments

Summarized 100% financial information for Chevron Phillips Chemical Company LLC (CPChem) was as follows:

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018

Revenues	$2,369	3,195	7,209	8,773
Income before income taxes	475	552	1,522	1,819
Net income	456	531	1,464	1,766

DCP Midstream, LLC (DCP Midstream)
The fair value of our investment in DCP Midstream depends on the market value of DCP Midstream’s general partner interest in DCP Midstream, LP (DCP Partners) and the market value of DCP Partners’ common units.  At June 30, 2019, we estimated the fair value of our investment in DCP Midstream was below our book value, but we believed the condition was temporary.  The fair value of our investment in DCP Midstream further deteriorated in the third quarter as the market value of DCP Midstream’s general partner interest in DCP Partners and the market value of DCP Partners’ common units declined further.  We concluded the decline in fair value was no longer temporary due to the duration and magnitude of the decline.  Accordingly, we recorded an $853 million impairment in the third quarter of 2019. The impairment is included in the “Impairments” line on our consolidated statement of income and results in our investment in DCP Midstream having a book value of $1,358 million at September 30, 2019. See Note 13—Fair Value Measurements, for additional information on the techniques used to determine the fair value of our investment in DCP Midstream.

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

Gray Oak Pipeline, LLC (Gray Oak)
In February 2019, Gray Oak Holdings LLC (Holdings LLC), a consolidated subsidiary of Phillips 66 Partners, transferred a 10% ownership interest in Gray Oak to a third party that exercised a purchase option, for proceeds of $81 million. This transfer was accounted for as a sale and resulted in a decrease in Holdings LLC’s ownership interest in Gray Oak from 75% to 65% and the recognition of an immaterial gain. The proceeds received from this sale are presented as an investing cash inflow in the “Proceeds from asset dispositions” line on our consolidated statement of cash flows. At September 30, 2019, Phillips 66 Partners’ effective ownership interest in the Gray Oak Pipeline was 42.25%.

In June 2019, Gray Oak entered into a third-party term loan facility with an initial borrowing capacity of $1,230 million, which was increased in July 2019 to $1,317 million. Borrowings under the facility are due on June 3, 2022. Phillips 66 Partners and its co-venturers provided a guarantee through an equity contribution agreement requiring proportionate equity contributions to Gray Oak up to the total outstanding loan amount. Under the agreement, Phillips 66 Partners’ maximum potential amount of future obligations is $556 million, plus any accrued interest and associated fees, which would be required if the term loan facility is fully utilized and Gray Oak defaults on its obligations. At September 30, 2019, Gray Oak had outstanding borrowings of $904 million, and Phillips 66 Partners’ 42.25% proportionate exposure under the equity contribution agreement was $382 million. The net proceeds from the term loan were used by Gray Oak for construction of the Gray Oak Pipeline and repayment of amounts borrowed under a related party loan agreement that Phillips 66 Partners and its co-venturers executed in March 2019 and terminated upon the repayment by Gray Oak in June. The total related party loan to and repayment received from Gray Oak was $95 million.

At September 30, 2019, Phillips 66 Partners’ maximum exposure to loss was $1,130 million, which represented the book value of the investment in Gray Oak of $748 million and the term loan guarantee of $382 million. See Note 21—Phillips 66 Partners LP, for additional information regarding Phillips 66 Partners’ ownership in Holdings LLC and Gray Oak.

Phillips 66 Partners accounts for the investment in Gray Oak under the equity method because it does not have sufficient voting rights over key governance provisions to assert control over Gray Oak. Gray Oak is considered a variable interest entity (VIE) because it does not have sufficient equity at risk to fully fund the construction of all assets required for principal operations. Phillips 66 Partners has determined it is not the primary beneficiary because it and its co-venturers jointly direct the activities of Gray Oak that most significantly impact Gray Oak’s economic performance.

OnCue Holdings, LLC (OnCue)
We hold a 50% interest in OnCue, a joint venture that owns and operates retail convenience stores. We fully guaranteed various debt agreements of OnCue and our co-venturer did not participate in the guarantees. This entity is considered a VIE because our debt guarantees resulted in OnCue not being exposed to all potential losses. We have determined we are not the primary beneficiary because we do not have the power to direct the activities that most significantly impact OnCue’s economic performance. At September 30, 2019, our maximum exposure to loss was $139 million, which represented the book value of our investment in OnCue of $76 million and guaranteed debt obligations of $63 million.

Note 7—Properties, Plants and Equipment

Our gross investment in properties, plants and equipment (PP&E) and the associated accumulated depreciation and amortization (Accum. D&A) balances were as follows:

	Millions of Dollars
	September 30, 2019			December 31, 2018
	Gross PP&E	Accum. D&A	Net PP&E	Gross PP&E	Accum. D&A	Net PP&E

Midstream	$10,759	2,316	8,443	9,663	2,100	7,563
Chemicals	—	—	—	—	—	—
Refining	23,189	10,084	13,105	22,640	9,531	13,109
Marketing and Specialties	1,656	927	729	1,671	926	745
Corporate and Other	1,309	632	677	1,223	622	601
	$36,913	13,959	22,954	35,197	13,179	22,018

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

	Three Months Ended September 30				Nine Months Ended September 30
	2019		2018		2019		2018
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Amounts attributed to Phillips 66 Common Stockholders (millions):
Net income attributable to Phillips 66	$712	712	1,492	1,492	2,340	2,340	3,355	3,355
Income allocated to participating securities	(2)	(1)	(1)	—	(5)	(1)	(4)	—
Net income available to common stockholders	$710	711	1,491	1,492	2,335	2,339	3,351	3,355

Weighted-average common shares outstanding (thousands):	446,498	449,005	463,002	466,109	450,836	453,398	470,471	473,760
Effect of share-based compensation	2,507	1,996	3,107	3,331	2,562	2,412	3,289	3,460
Weighted-average common shares outstanding—EPS	449,005	451,001	466,109	469,440	453,398	455,810	473,760	477,220

Earnings Per Share of Common Stock (dollars)	$1.58	1.58	3.20	3.18	5.15	5.13	7.07	7.03

Note 9—Debt

2019 Activities

Debt Issuances and Repayments
On September 6, 2019, Phillips 66 Partners closed on a public offering of $900 million aggregate principal amount of unsecured notes consisting of:

•	$300 million aggregate principal amount of 2.450% Senior Notes due December 15, 2024.

•	$600 million aggregate principal amount of 3.150% Senior Notes due December 15, 2029.

Interest on each series of senior notes is payable semi-annually in arrears on June 15 and December 15 of each year, commencing on June 15, 2020. On September 13, 2019, Phillips 66 Partners used a portion of the net proceeds to repay the $400 million outstanding principal balance of its term loans due March 2020, and on October 15, 2019, Phillips 66 Partners used a portion of the net proceeds to repay the $300 million outstanding principal balance of its 2.646% Senior Notes due February 2020.

Credit Agreement Amendment and Restatement
On July 30, 2019, we amended and restated our revolving credit agreement. The agreement extended the scheduled maturity from October 3, 2021, to July 30, 2024. No other material amendments were made to the agreement, and the overall capacity remains at $5 billion with an option to increase the overall capacity to $6 billion, subject to certain conditions.

On July 30, 2019, Phillips 66 Partners amended and restated its revolving credit agreement. The agreement extended the scheduled maturity from October 3, 2021, to July 30, 2024. No other material amendments were made to the agreement, and the overall capacity remains at $750 million with an option to increase the overall capacity to $1 billion, subject to certain conditions.

Phillips 66’s revolving credit facility had no outstanding balance at September 30, 2019, and December 31, 2018. Phillips 66 Partners’ revolving credit facility had no amount directly drawn at September 30, 2019, compared with borrowings of $125 million at December 31, 2018.

2018 Activities

Debt Issuances and Repayments
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

Note 10—Guarantees

At September 30, 2019, we were liable for certain contingent obligations under various contractual arrangements as described below. We recognize a liability for the fair value of our obligation as a guarantor for newly issued or modified guarantees. Unless the carrying amount of the liability is noted below, we have not recognized a liability either because the guarantees were issued prior to December 31, 2002, or because the fair value of the obligation is immaterial. In addition, unless otherwise stated, we are not currently performing with any significance under the guarantees and expect future performance to be either immaterial or have only a remote chance of occurrence.

Guarantees of Joint Venture Obligations
In June 2019, Phillips 66 Partners issued a guarantee for 42.25% of Gray Oak’s third-party term loan facility. See Note 6—Investments, Loans and Long-Term Receivables, for additional information.

In addition, at September 30, 2019, we had other guarantees outstanding for our portion of certain joint venture debt obligations, which have remaining terms of up to six years. The maximum potential amount of future payments to third parties under these guarantees was approximately $135 million. Payment would be required if a joint venture defaults on its obligations.

Residual Value Guarantees
Under the operating lease agreement on our headquarters facility in Houston, Texas, we have a residual value guarantee with a maximum future exposure of $554 million at September 30, 2019. The operating lease term ends in June 2021 and provides us the option, at the end of the lease term, to renew the lease, purchase the facility or assist the lessor in marketing it for resale. We also have residual value guarantees associated with railcar and airplane leases with maximum future exposures totaling $344 million at September 30, 2019, which have remaining terms of up to five years.

Indemnifications
Over the years, we entered into various agreements to sell ownership interests in certain corporations, joint ventures and assets that gave rise to indemnification. Agreements associated with these sales include indemnifications for taxes, litigation, environmental liabilities, permits and licenses and employee claims, as well as real estate indemnity against tenant defaults. The provisions of these indemnifications vary greatly. The majority of these indemnifications are related to environmental issues, which generally have indefinite terms and potentially unlimited exposure. At September 30, 2019, and December 31, 2018, the carrying amount of recorded indemnifications was $159 million and $171 million, respectively.

We amortize the indemnification liability over the relevant time period, if one exists, based on the facts and circumstances surrounding each type of indemnity. In cases where the indemnification term is indefinite, we will reverse the liability when we have information to support that the liability was essentially relieved or amortize the liability over an appropriate time period as the fair value of our indemnification exposure declines. Although it is reasonably possible future payments may exceed amounts recorded, due to the nature of the indemnifications, it is not possible to make a reasonable estimate of the maximum potential amount of future payments. At September 30, 2019, and December 31, 2018, environmental accruals for known contamination of $110 million and $101 million, respectively, were included in the carrying amount of recorded indemnifications. These environmental accruals were primarily included in the “Asset retirement obligations and accrued environmental costs” line on our consolidated balance sheet. For additional information about environmental liabilities, see Note 11—Contingencies and Commitments.

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

We are currently participating in environmental assessments and cleanups at numerous federal Superfund and comparable state sites. After an assessment of environmental exposures for cleanup and other costs, we make accruals on an undiscounted basis (except those pertaining to sites acquired in a business combination, which we record on a discounted basis) for planned investigation and remediation activities for sites where it is probable future costs will be incurred and these costs can be reasonably estimated. At September 30, 2019, and December 31, 2018, our total environmental accrual was $447 million for both periods. We expect to incur a substantial amount of these expenditures within the next 30 years. We have not reduced these accruals for possible insurance recoveries. In the future, we may be involved in additional environmental assessments, cleanups and proceedings.

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

At September 30, 2019, we had performance obligations secured by letters of credit and bank guarantees of $644 million related to various purchase and other commitments incident to the ordinary conduct of business.

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

	Millions of Dollars
	September 30, 2019				December 31, 2018
	Commodity Derivatives		Effect of Collateral Netting	Net Carrying Value Presented on the Balance Sheet	Commodity Derivatives		Effect of Collateral Netting	Net Carrying Value Presented on the Balance Sheet
	Assets	Liabilities			Assets	Liabilities

Assets
Prepaid expenses and other current assets	$1,018	(856)	(5)	157	1,257	(1,070)	(89)	98
Other assets	4	(1)	—	3	2	—	—	2
Liabilities
Other accruals	454	(542)	70	(18)	—	(23)	—	(23)
Other liabilities and deferred credits	35	(37)	—	(2)	5	(7)	—	(2)
Total	$1,511	(1,436)	65	140	1,264	(1,100)	(89)	75

At September 30, 2019, and December 31, 2018, there was no material cash collateral received or paid that was not offset on our consolidated balance sheet.

The realized and unrealized gains (losses) incurred from commodity derivatives, and the line items where they appear on our consolidated statement of income, were:

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018

Sales and other operating revenues	$71	(98)	(89)	(227)
Other income	20	3	33	(17)
Purchased crude oil and products	60	(138)	(41)	(311)
Net gain (loss) from commodity derivative activity	$151	(233)	(97)	(555)

The following table summarizes our material net exposures resulting from outstanding commodity derivative contracts. These financial and physical derivative contracts are primarily used to manage price exposure on our underlying operations. The underlying exposures may be from non-derivative positions such as inventory volumes. Financial derivative contracts may also offset physical derivative contracts, such as forward sales contracts. The percentage of our derivative contract volumes expiring within the next 12 months was at least 97% at September 30, 2019, and December 31, 2018.

	Open Position Long / (Short)
	September 30 2019	December 31 2018
Commodity
Crude oil, refined petroleum products and NGL (millions of barrels)	(35)	(17)

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

The aggregate net fair value of these swaps, which is included in the “Prepaid expenses and other current assets” and “Other assets” lines on our consolidated balance sheet, totaled $1 million and $15 million at September 30, 2019, and December 31, 2018, respectively.

We report the mark-to-market gains or losses on our interest rate swaps designated as highly effective cash flow hedges as a component of other comprehensive income (loss), and reclassify such gains and losses into earnings in the same period during which the hedged transaction affects earnings. Net realized gains and losses from settlements of the swaps were immaterial for the three and nine months ended September 30, 2019 and 2018.

We currently estimate that pre-tax gains of $1 million will be reclassified from accumulated other comprehensive loss into general and administrative expenses during the next 12 months as the hedged transactions settle; however, the actual amounts that will be reclassified will vary based on changes in interest rates.

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

The aggregate fair values of all derivative instruments with such credit-risk-related contingent features that were in a liability position were immaterial at September 30, 2019, and December 31, 2018.

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

We classify the fair value of an asset or liability based on the significance of its observable or unobservable inputs to the measurement. However, the fair value of an asset or liability initially reported as Level 3 will be subsequently reported as Level 2 if the unobservable inputs become inconsequential to its measurement or corroborating market data becomes available. Conversely, an asset or liability initially reported as Level 2 will be subsequently reported as Level 3 if corroborating market data becomes unavailable. For the nine months ended September 30, 2019, derivative assets with an aggregate value of $117 million and derivative liabilities with an aggregate value of $82 million were transferred to Level 1 from Level 2, as measured from the beginning of the reporting period. The measurements were reclassified within the fair value hierarchy due to the availability of unadjusted quoted prices from an active market.

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

The carrying values and fair values by hierarchy of our financial assets and liabilities, either carried or disclosed at fair value, including any effects of counterparty and collateral netting, were:

	Millions of Dollars
	September 30, 2019
	Fair Value Hierarchy			Total Fair Value of Gross Assets & Liabilities	Effect of Counterparty Netting	Effect of Collateral Netting	Difference in Carrying Value and Fair Value	Net Carrying Value Presented on the Balance Sheet
	Level 1	Level 2	Level 3
Commodity Derivative Assets
Exchange-cleared instruments	$788	657	—	1,445	(1,346)	(5)	—	94
OTC instruments	—	1	—	1	—	—	—	1
Physical forward contracts	—	64	1	65	—	—	—	65
Interest rate derivatives	—	1	—	1	—	—	—	1
Rabbi trust assets	122	—	—	122	N/A	N/A	—	122
	$910	723	1	1,634	(1,346)	(5)	—	283

Commodity Derivative Liabilities
Exchange-cleared instruments	$748	669	—	1,417	(1,346)	(70)	—	1
OTC instruments	—	3	—	3	—	—	—	3
Physical forward contracts	—	16	—	16	—	—	—	16
Floating-rate debt	—	1,075	—	1,075	N/A	N/A	—	1,075
Fixed-rate debt, excluding capital leases	—	12,050	—	12,050	N/A	N/A	(1,377)	10,673
	$748	13,813	—	14,561	(1,346)	(70)	(1,377)	11,768

	Millions of Dollars
	December 31, 2018
	Fair Value Hierarchy			Total Fair Value of Gross Assets & Liabilities	Effect of Counterparty Netting	Effect of Collateral Netting	Difference in Carrying Value and Fair Value	Net Carrying Value Presented on the Balance Sheet
	Level 1	Level 2	Level 3
Commodity Derivative Assets
Exchange-cleared instruments	$674	547	—	1,221	(1,075)	(89)	—	57
Physical forward contracts	—	39	4	43	—	—	—	43
Interest rate derivatives	—	15	—	15	—	—	—	15
Rabbi trust assets	104	—	—	104	N/A	N/A	—	104
	$778	601	4	1,383	(1,075)	(89)	—	219

Commodity Derivative Liabilities
Exchange-cleared instruments	$605	472	—	1,077	(1,075)	—	—	2
Physical forward contracts	—	20	—	20	—	—	—	20
OTC instruments	—	3	—	3	—	—	—	3
Floating-rate debt	—	1,200	—	1,200	N/A	N/A	—	1,200
Fixed-rate debt, excluding capital leases	—	9,727	—	9,727	N/A	N/A	49	9,776
	$605	11,422	—	12,027	(1,075)	—	49	11,001

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

Nonrecurring Fair Value Measurements
The nonrecurring fair value measurement used to record an impairment of our DCP Midstream investment consisted of two valuations:

•
The fair value of our share of DCP Midstream’s limited partner interest in DCP Partners was estimated based on an average market price of DCP Partners’ common units for a 20 day trading period encompassing September 30, 2019.

•
The fair value of our share of DCP Midstream’s general partner interest in DCP Partners was estimated using two primary inputs: 1) estimated future cash flows of distributions attributable to the incentive distribution rights (IDRs) from DCP Partners, and 2) a multiple of those cash flows based on internal estimates and observation of IDR conversion transactions by other master limited partnerships.

Taken together, we concluded the two valuations above resulted in an overall Level 3 nonrecurring fair value measurement. See Note 6—Investments, Loans and Long-Term Receivables, for additional information on the impairment.

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

The following table indicates the consolidated balance sheet line items that include the ROU assets and lease liabilities for our finance and operating leases:

	Millions of Dollars
	September 30, 2019
	Finance Leases	Operating Leases
Right-of-Use Assets
Net properties, plants and equipment	$177	—
Other assets	—	1,338
Total right-of-use assets	$177	1,338

Lease Liabilities
Short-term debt	$13	—
Other accruals	—	468
Long-term debt	153	—
Other liabilities and deferred credits	—	820
Total lease liabilities	$166	1,288

Future minimum lease payments at September 30, 2019, for finance and operating lease liabilities were:

	Millions of Dollars
	Finance Leases	Operating Leases

Remainder of 2019	$4	126
2020	19	469
2021	18	245
2022	15	157
2023	15	102
Remaining years	135	355
Future minimum lease payments	206	1,454
Amount representing interest or discounts	(40)	(166)
Total lease liabilities	$166	1,288

Our finance lease liabilities relate primarily to an oil terminal in the United Kingdom. The lease liability for this finance lease is subject to foreign currency translation adjustments each reporting period.

Components of net lease cost for the three and nine months ended September 30, 2019, were:

	Millions of Dollars
	Three Months Ended September 30	Nine Months Ended September 30
	2019	2019
Finance lease cost
Amortization of right-of-use assets	$5	15
Interest on lease liabilities	2	5
Total finance lease cost	7	20
Operating lease cost	126	386
Short-term lease cost	29	93
Variable lease cost	6	18
Sublease income	(4)	(14)
Total net lease cost	$164	503

Cash paid for amounts included in the measurement of our lease liabilities for the nine months ended September 30, 2019, were:

Millions of Dollars

Operating cash outflows—finance leases	$5
Operating cash outflows—operating leases	397
Financing cash outflows—finance leases	18

During the nine months ended September 30, 2019, we recorded noncash ROU assets and corresponding operating lease liabilities totaling $259 million related to new and modified lease agreements.

At September 30, 2019, the weighted-average remaining lease term and discount rate for our lease liabilities were:

Weighted-average remaining lease term—finance leases (years)	12.7
Weighted-average remaining lease term—operating leases (years)	5.5

Weighted-average discount rate—finance leases (percent)	3.7%
Weighted-average discount rate—operating leases (percent)	3.9

Note 15—Pension and Postretirement Plans

The components of net periodic benefit cost for the three and nine months ended September 30, 2019 and 2018, were as follows:

	Millions of Dollars
	Pension Benefits				Other Benefits
	2019		2018		2019	2018
	U.S.	Int’l.	U.S.	Int’l.
Components of Net Periodic Benefit Cost
Three Months Ended September 30
Service cost	$32	5	34	5	1	2
Interest cost	27	6	26	6	2	1
Expected return on plan assets	(36)	(10)	(42)	(11)	—	—
Amortization of prior service credit	—	—	—	—	—	—
Recognized net actuarial loss	14	2	14	5	—	—
Settlements	1	—	49	—	—	—
Net periodic benefit cost*	$38	3	81	5	3	3

Nine Months Ended September 30
Service cost	$95	17	102	22	4	5
Interest cost	81	19	78	21	6	5
Expected return on plan assets	(107)	(33)	(127)	(35)	—	—
Amortization of prior service credit	—	—	—	(1)	(1)	(1)
Recognized net actuarial loss	40	5	44	15	—	—
Settlements	7	—	54	—	—	—
Net periodic benefit cost*	$116	8	151	22	9	9
* Included in the “Operating expenses” and “Selling, general and administrative expenses” lines on our consolidated statement of income.

During the nine months ended September 30, 2019, we contributed $50 million to our U.S. pension and other postretirement benefit plans and $21 million to our international pension plans. We currently expect to make additional contributions of approximately $8 million to our U.S. pension and other postretirement benefit plans and $7 million to our international pension plans during the remainder of 2019.

Note 16—Accumulated Other Comprehensive Loss

Changes in the balances of each component of accumulated other comprehensive loss were as follows:

	Millions of Dollars
	Defined Benefit Plans	Foreign Currency Translation	Hedging	Accumulated Other Comprehensive Loss

December 31, 2018	$(472)	(228)	8	(692)
Other comprehensive income (loss) before reclassifications	5	(124)	(6)	(125)
Amounts reclassified from accumulated other comprehensive loss
Defined benefit plans*
Amortization of net actuarial loss, prior service credit and settlements	40	—	—	40
Foreign currency translation	—	—	—	—
Hedging	—	—	(5)	(5)
Net current period other comprehensive income (loss)	45	(124)	(11)	(90)
Income taxes reclassified to retained earnings**	(93)	2	2	(89)
September 30, 2019	$(520)	(350)	(1)	(871)

December 31, 2017	$(598)	(26)	7	(617)
Other comprehensive income (loss) before reclassifications	10	(113)	9	(94)
Amounts reclassified from accumulated other comprehensive loss
Defined benefit plans*
Amortization of net actuarial loss, prior service credit and settlements	84	—	—	84
Foreign currency translation	—	(10)	—	(10)
Hedging	—	—	(2)	(2)
Net current period other comprehensive income (loss)	94	(123)	7	(22)
September 30, 2018	$(504)	(149)	14	(639)
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

Note 17—Treasury Stock

In February 2018, we entered into a Purchase Agreement with Berkshire Hathaway Inc. and National Indemnity Company, a wholly owned subsidiary of Berkshire Hathaway Inc., to repurchase 35,000,000 shares of Phillips 66 common stock for an aggregate purchase price of $3,280 million. Pursuant to the Purchase Agreement, the purchase price per share of $93.725 was based on the volume-weighted-average price of our common stock on the New York Stock Exchange on February 13, 2018. The transaction closed in February 2018. We funded the repurchase with cash of $1,880 million and borrowings of $1,400 million under our commercial paper program. These borrowings were subsequently refinanced through a public offering of senior notes in March 2018. This specific share repurchase transaction was separately authorized by our Board of Directors and therefore did not impact previously announced authorizations to repurchase shares of Phillips 66 common stock under our share repurchase programs.

On October 4, 2019, our Board of Directors approved a new share repurchase program that authorizes us to repurchase up to $3 billion of our common stock, bringing the total amount of share repurchases authorized by our Board of Directors since July 2012 to an aggregate of $15 billion.

Note 18—Related Party Transactions

Significant transactions with related parties were:

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018

Operating revenues and other income (a)	$756	955	2,235	2,717
Purchases (b)	2,842	3,667	8,770	9,534
Operating expenses and selling, general and administrative expenses (c)	8	12	25	44

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

Corporate and Other includes general corporate overhead, interest expense, our investment in new technologies and various other corporate activities. Corporate assets include all cash, cash equivalents and income tax related assets.

Intersegment sales are at prices that we believe approximate market.

Analysis of Results by Operating Segment

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
Sales and Other Operating Revenues*
Midstream
Total sales	$1,602	2,287	5,208	6,234
Intersegment eliminations	(482)	(524)	(1,526)	(1,555)
Total Midstream	1,120	1,763	3,682	4,679
Chemicals	1	1	3	4
Refining
Total sales	19,591	21,949	56,839	61,707
Intersegment eliminations	(11,452)	(12,807)	(34,008)	(37,027)
Total Refining	8,139	9,142	22,831	24,680
Marketing and Specialties
Total sales	18,535	19,332	53,464	54,471
Intersegment eliminations	(584)	(457)	(1,833)	(1,492)
Total Marketing and Specialties	17,951	18,875	51,631	52,979
Corporate and Other	7	7	21	21
Consolidated sales and other operating revenues	$27,218	29,788	78,168	82,363
* See Note 3—Sales and Other Operating Revenues, for further details on our disaggregated sales and other operating revenues.

Income (Loss) Before Income Taxes
Midstream	$(460)	284	279	802
Chemicals	227	263	729	873
Refining	856	1,232	1,641	2,534
Marketing and Specialties	498	423	1,056	968
Corporate and Other	(178)	(227)	(593)	(650)
Consolidated income before income taxes	$943	1,975	3,112	4,527

	Millions of Dollars
	September 30 2019	December 31 2018
Total Assets
Midstream	$15,209	14,329
Chemicals	6,269	6,235
Refining	25,280	23,230
Marketing and Specialties	8,338	6,572
Corporate and Other	3,645	3,936
Consolidated total assets	$58,741	54,302

Note 20—Income Taxes

Our effective income tax rate for the three and nine months ended September 30, 2019, was 16% and 18%, respectively, compared with 21% for the corresponding periods of 2018. The decrease in our effective tax rate for the three months ended September 30, 2019, compared with the three months ended September 30, 2018, was primarily attributable to the impact of our foreign operations. The decrease in our effective tax rate for the nine months ended September 30, 2019, compared with the nine months ended September 30, 2018, was primarily attributable to an income tax benefit of $45 million recorded in the second quarter in connection with the Internal Revenue Service’s issuance of additional guidance related to the calculation of the one-time deemed repatriation tax on foreign-source earnings that were previously tax deferred, as well as the impact of our foreign operations.

The effective income tax rate for the three and nine months ended September 30, 2019, varies from the U.S. federal statutory income tax rate of 21%, primarily due to the impact of our foreign operations and income attributable to noncontrolling interests, partially offset by state income tax expense. For the nine months ended September 30, 2019, there was an additional reduction in the effective tax rate related to the aforementioned $45 million income tax benefit.

Note 21—Phillips 66 Partners LP

Phillips 66 Partners, headquartered in Houston, Texas, is a publicly traded MLP formed in 2013 to own, operate, develop and acquire primarily fee-based midstream assets. Phillips 66 Partners’ operations consist of crude oil, refined petroleum product and NGL transportation, terminaling, processing and storage assets.

We consolidate Phillips 66 Partners because we determined it is a VIE of which we are the primary beneficiary. As general partner of Phillips 66 Partners, we have the ability to control its financial interests, as well as the ability to direct the activities that most significantly impact its economic performance. As a result of this consolidation, the public common and perpetual convertible preferred unitholders’ ownership interests in Phillips 66 Partners are reflected as noncontrolling interests in our financial statements. At September 30, 2019, we owned a 75% limited partner interest in Phillips 66 Partners, while the public owned a 25% limited partner interest and 13.8 million perpetual convertible preferred units.

The most significant assets of Phillips 66 Partners that are available to settle only its obligations, along with its most significant liabilities for which its creditors do not have recourse to Phillips 66’s general credit, were:

	Millions of Dollars
	September 30 2019	December 31 2018

Cash and cash equivalents	$655	1
Equity investments*	2,921	2,448
Net properties, plants and equipment	3,258	3,052
Short-term debt	325	50
Long-term debt	3,490	2,998
* Included in “Investments and long-term receivables” line on the Phillips 66 consolidated balance sheet.

2019 Activities
For the three and nine months ended September 30, 2019, on a settlement-date basis, Phillips 66 Partners generated net proceeds of $91 million and $133 million, respectively, from common units issued under its continuous offering of common units, or at-the-market (ATM) programs. For the three and nine months ended September 30, 2018, Phillips 66 Partners generated net proceeds of $47 million and $114 million, respectively, under its ATM programs.

Phillips 66 Partners holds an investment in the Gray Oak Pipeline through Holdings LLC. In December 2018, a third party exercised its option to acquire a 35% interest in Holdings LLC. Because Holdings LLC’s sole asset was its ownership interest in Gray Oak, which is considered a financial asset, and because certain restrictions were placed on the third party’s ability to transfer or sell its interest in Holdings LLC during the construction of the Gray Oak Pipeline, the legal sale of the 35% interest did not qualify as a sale under GAAP. As such, the contributions the third party is making to Holdings LLC to cover its share of previously incurred and future construction costs plus a premium to Phillips 66 Partners are reflected as a long-term obligation in the “Other liabilities and deferred credits” line on our consolidated balance sheet and financing cash inflows in the “Other” line on our consolidated statement of cash flows. After construction of the Gray Oak Pipeline is fully completed, these restrictions expire, and the sale will be recognized under GAAP. Phillips 66 Partners will continue to control and consolidate Holdings LLC after sale recognition, and therefore the third party’s 35% interest will be recharacterized from a long-term obligation to a noncontrolling interest on our consolidated balance sheet at that time. Also at that time, the premium paid will be recharacterized from a long-term obligation to a gain in our consolidated statement of income. For the nine months ended September 30, 2019, the third party contributed an aggregate of $341 million into Holdings LLC, which Holdings LLC used to fund its portion of Gray Oak’s cash calls. See Note 6—Investments, Loans and Long-Term Receivables, for further discussion regarding Phillips 66 Partners’ investment in Gray Oak.

Restructuring Transaction
On August 1, 2019, Phillips 66 Partners completed a restructuring transaction to eliminate the IDRs held by us and convert our 2% economic general partner interest into a non-economic general partner interest in exchange for 101 million Phillips 66 Partners’ common units.  As a result of the restructuring transaction, the balance of “Noncontrolling interests” on our consolidated balance sheet decreased $373 million, with a $275 million increase to “Capital in excess of par,” a $91 million increase in “Deferred income taxes” and $7 million of transaction costs. No distributions will be made on the general partner interest after August 1, 2019. At September 30, 2019, we owned 170 million Phillips 66 Partners’ common units, representing 75% of Phillips 66 Partners’ outstanding common units.

Note 22—Condensed Consolidating Financial Information

Phillips 66 has senior notes outstanding, the payment obligations of which are fully and unconditionally guaranteed by Phillips 66 Company, a 100% owned subsidiary. The following condensed consolidating financial information presents the results of operations, financial position and cash flows for:

•	Phillips 66 and Phillips 66 Company (in each case, reflecting investments in subsidiaries utilizing the equity method of accounting).

•	All other nonguarantor subsidiaries.

•	The consolidating adjustments necessary to present Phillips 66’s results on a consolidated basis.

This condensed consolidating financial information should be read in conjunction with the accompanying consolidated financial statements and notes.

	Millions of Dollars
	Three Months Ended September 30, 2019
Statement of Income	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Revenues and Other Income
Sales and other operating revenues	$—	20,947	6,271	—	27,218
Equity in earnings of affiliates	781	214	147	(643)	499
Net gain on dispositions	—	1	17	—	18
Other income	—	25	11	—	36
Intercompany revenues	—	837	3,704	(4,541)	—
Total Revenues and Other Income	781	22,024	10,150	(5,184)	27,771

Costs and Expenses
Purchased crude oil and products	—	19,383	8,866	(4,443)	23,806
Operating expenses	—	959	264	(17)	1,206
Selling, general and administrative expenses	1	324	94	(3)	416
Depreciation and amortization	—	230	106	—	336
Impairments	—	—	853	—	853
Taxes other than income taxes	—	77	28	—	105
Accretion on discounted liabilities	—	4	2	—	6
Interest and debt expense	85	35	67	(78)	109
Foreign currency transaction gains	—	—	(9)	—	(9)
Total Costs and Expenses	86	21,012	10,271	(4,541)	26,828
Income (loss) before income taxes	695	1,012	(121)	(643)	943
Income tax expense (benefit)	(17)	231	(64)	—	150
Net Income (Loss)	712	781	(57)	(643)	793
Less: net income attributable to noncontrolling interests	—	—	81	—	81
Net Income (Loss) Attributable to Phillips 66	$712	781	(138)	(643)	712

Comprehensive Income (Loss)	$608	677	(170)	(426)	689

	Millions of Dollars
	Three Months Ended September 30, 2018
Statement of Income	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Revenues and Other Income
Sales and other operating revenues	$—	22,866	6,922	—	29,788
Equity in earnings of affiliates	1,573	1,160	186	(2,140)	779
Net gain on dispositions	—	—	1	—	1
Other income	—	23	1	—	24
Intercompany revenues	—	1,091	4,371	(5,462)	—
Total Revenues and Other Income	1,573	25,140	11,481	(7,602)	30,592

Costs and Expenses
Purchased crude oil and products	—	21,656	10,095	(5,366)	26,385
Operating expenses	—	946	280	(20)	1,206
Selling, general and administrative expenses	2	338	103	(3)	440
Depreciation and amortization	—	232	114	—	346
Impairments	—	1	—	—	1
Taxes other than income taxes	—	84	25	—	109
Accretion on discounted liabilities	—	4	1	—	5
Interest and debt expense	100	36	62	(73)	125
Total Costs and Expenses	102	23,297	10,680	(5,462)	28,617
Income before income taxes	1,471	1,843	801	(2,140)	1,975
Income tax expense (benefit)	(21)	270	158	—	407
Net Income	1,492	1,573	643	(2,140)	1,568
Less: net income attributable to noncontrolling interests	—	—	76	—	76
Net Income Attributable to Phillips 66	$1,492	1,573	567	(2,140)	1,492

Comprehensive Income	$1,533	1,614	635	(2,173)	1,609

	Millions of Dollars
	Nine Months Ended September 30, 2019
Statement of Income	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Revenues and Other Income
Sales and other operating revenues	$—	60,060	18,108	—	78,168
Equity in earnings of affiliates	2,557	1,645	514	(3,053)	1,663
Net gain on dispositions	—	1	18	—	19
Other income	—	67	30	—	97
Intercompany revenues	—	2,720	11,014	(13,734)	—
Total Revenues and Other Income	2,557	64,493	29,684	(16,787)	79,947

Costs and Expenses
Purchased crude oil and products	—	56,648	26,202	(13,435)	69,415
Operating expenses	—	2,876	861	(59)	3,678
Selling, general and administrative expenses	5	898	295	(8)	1,190
Depreciation and amortization	—	686	315	—	1,001
Impairments	—	1	855	—	856
Taxes other than income taxes	—	242	88	—	330
Accretion on discounted liabilities	—	13	4	—	17
Interest and debt expense	267	108	200	(232)	343
Foreign currency transaction losses	—	—	5	—	5
Total Costs and Expenses	272	61,472	28,825	(13,734)	76,835
Income before income taxes	2,285	3,021	859	(3,053)	3,112
Income tax expense (benefit)	(55)	464	136	—	545
Net Income	2,340	2,557	723	(3,053)	2,567
Less: net income attributable to noncontrolling interests	—	—	227	—	227
Net Income Attributable to Phillips 66	$2,340	2,557	496	(3,053)	2,340

Comprehensive Income	$2,250	2,467	615	(2,855)	2,477

	Millions of Dollars
	Nine Months Ended September 30, 2018
Statement of Income	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Revenues and Other Income
Sales and other operating revenues	$—	63,703	18,660	—	82,363
Equity in earnings of affiliates	3,600	2,638	566	(4,858)	1,946
Net gain on dispositions	—	7	11	—	18
Other income	—	25	22	—	47
Intercompany revenues	—	2,456	11,386	(13,842)	—
Total Revenues and Other Income	3,600	68,829	30,645	(18,700)	84,374

Costs and Expenses
Purchased crude oil and products	—	59,724	27,113	(13,567)	73,270
Operating expenses	—	2,771	875	(51)	3,595
Selling, general and administrative expenses	6	966	294	(8)	1,258
Depreciation and amortization	—	691	328	—	1,019
Impairments	—	2	5	—	7
Taxes other than income taxes	—	248	80	—	328
Accretion on discounted liabilities	—	13	4	—	17
Interest and debt expense	304	108	187	(216)	383
Foreign currency transaction gains	—	—	(30)	—	(30)
Total Costs and Expenses	310	64,523	28,856	(13,842)	79,847
Income before income taxes	3,290	4,306	1,789	(4,858)	4,527
Income tax expense (benefit)	(65)	706	329	—	970
Net Income	3,355	3,600	1,460	(4,858)	3,557
Less: net income attributable to noncontrolling interests	—	—	202	—	202
Net Income Attributable to Phillips 66	$3,355	3,600	1,258	(4,858)	3,355

Comprehensive Income	$3,333	3,578	1,357	(4,733)	3,535

	Millions of Dollars
	September 30, 2019
Balance Sheet	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Assets
Cash and cash equivalents	$—	576	1,692	—	2,268
Accounts and notes receivable	—	5,316	4,106	(2,336)	7,086
Inventories	—	3,673	1,848	—	5,521
Prepaid expenses and other current assets	—	525	217	—	742
Total Current Assets	—	10,090	7,863	(2,336)	15,617
Investments and long-term receivables	33,126	24,034	9,884	(52,897)	14,147
Net properties, plants and equipment	—	13,350	9,604	—	22,954
Goodwill	—	2,853	417	—	3,270
Intangibles	—	732	140	—	872
Other assets	12	5,882	729	(4,742)	1,881
Total Assets	$33,138	56,941	28,637	(59,975)	58,741

Liabilities and Equity
Accounts payable	$—	6,944	3,765	(2,336)	8,373
Short-term debt	500	11	331	—	842
Accrued income and other taxes	—	672	456	—	1,128
Employee benefit obligations	—	569	55	—	624
Other accruals	133	1,310	262	(589)	1,116
Total Current Liabilities	633	9,506	4,869	(2,925)	12,083
Long-term debt	7,433	55	3,595	—	11,083
Asset retirement obligations and accrued environmental costs	—	453	164	—	617
Deferred income taxes	—	3,761	1,743	(1)	5,503
Employee benefit obligations	—	725	180	—	905
Other liabilities and deferred credits	185	9,448	5,351	(13,526)	1,458
Total Liabilities	8,251	23,948	15,902	(16,452)	31,649
Common stock	3,998	25,802	9,239	(35,041)	3,998
Retained earnings	21,760	8,062	1,662	(9,754)	21,730
Accumulated other comprehensive loss	(871)	(871)	(401)	1,272	(871)
Noncontrolling interests	—	—	2,235	—	2,235
Total Liabilities and Equity	$33,138	56,941	28,637	(59,975)	58,741

	Millions of Dollars
	December 31, 2018
Balance Sheet	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Assets
Cash and cash equivalents	$—	1,648	1,371	—	3,019
Accounts and notes receivable	9	4,255	3,202	(1,293)	6,173
Inventories	—	2,489	1,054	—	3,543
Prepaid expenses and other current assets	2	373	99	—	474
Total Current Assets	11	8,765	5,726	(1,293)	13,209
Investments and long-term receivables	32,712	22,799	9,829	(50,919)	14,421
Net properties, plants and equipment	—	13,218	8,800	—	22,018
Goodwill	—	2,853	417	—	3,270
Intangibles	—	726	143	—	869
Other assets	9	335	173	(2)	515
Total Assets	$32,732	48,696	25,088	(52,214)	54,302

Liabilities and Equity
Accounts payable	$—	5,415	2,464	(1,293)	6,586
Short-term debt	—	11	56	—	67
Accrued income and other taxes	—	458	658	—	1,116
Employee benefit obligations	—	663	61	—	724
Other accruals	66	227	149	—	442
Total Current Liabilities	66	6,774	3,388	(1,293)	8,935
Long-term debt	7,928	54	3,111	—	11,093
Asset retirement obligations and accrued environmental costs	—	458	166	—	624
Deferred income taxes	1	3,541	1,735	(2)	5,275
Employee benefit obligations	—	676	191	—	867
Other liabilities and deferred credits	55	4,611	4,287	(8,598)	355
Total Liabilities	8,050	16,114	12,878	(9,893)	27,149
Common stock	4,856	24,960	8,754	(33,714)	4,856
Retained earnings	20,518	8,314	1,249	(9,592)	20,489
Accumulated other comprehensive loss	(692)	(692)	(293)	985	(692)
Noncontrolling interests	—	—	2,500	—	2,500
Total Liabilities and Equity	$32,732	48,696	25,088	(52,214)	54,302

	Millions of Dollars
	Nine Months Ended September 30, 2019
Statement of Cash Flows	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Cash Flows From Operating Activities
Net Cash Provided by (Used in) Operating Activities	$(143)	1,645	1,730	(118)	3,114

Cash Flows From Investing Activities
Capital expenditures and investments	—	(803)	(1,792)	—	(2,595)
Proceeds from asset dispositions*	—	352	137	(350)	139
Intercompany lending activities	2,587	(2,245)	(342)	—	—
Advances/loans—related parties	—	—	(95)	—	(95)
Collection of advances/loans—related parties	—	—	95	—	95
Other	—	(3)	27	—	24
Net Cash Provided by (Used in) Investing Activities	2,587	(2,699)	(1,970)	(350)	(2,432)

Cash Flows From Financing Activities
Issuance of debt	—	—	1,758	—	1,758
Repayment of debt	—	(14)	(990)	—	(1,004)
Issuance of common stock	15	—	—	—	15
Repurchase of common stock	(1,238)	—	—	—	(1,238)
Dividends paid on common stock	(1,172)	—	(118)	118	(1,172)
Distributions to noncontrolling interests	—	—	(176)	—	(176)
Net proceeds from issuance of Phillips 66 Partners LP common units	—	—	133	—	133
Other	(49)	(4)	(15)	350	282
Net Cash Provided by (Used in) Financing Activities	(2,444)	(18)	592	468	(1,402)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	(31)	—	(31)

Net Change in Cash and Cash Equivalents	—	(1,072)	321	—	(751)
Cash and cash equivalents at beginning of period	—	1,648	1,371	—	3,019
Cash and Cash Equivalents at End of Period	$—	576	1,692	—	2,268
* Includes return of investments in equity affiliates.

	Millions of Dollars
	Nine Months Ended September 30, 2018
Statement of Cash Flows	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Cash Flows From Operating Activities
Net Cash Provided by Operating Activities	$3,094	3,070	1,425	(4,155)	3,434

Cash Flows From Investing Activities
Capital expenditures and investments	—	(633)	(1,012)	—	(1,645)
Proceeds from asset dispositions*	—	328	36	(325)	39
Intercompany lending activities	904	(510)	(394)	—	—
Advances/loans—related parties	—	(1)	—	—	(1)
Other	—	(6)	73	—	67
Net Cash Provided by (Used in) Investing Activities	904	(822)	(1,297)	(325)	(1,540)

Cash Flows From Financing Activities
Issuance of debt	1,509	—	85	—	1,594
Repayment of debt	(250)	(9)	(115)	—	(374)
Issuance of common stock	39	—	—	—	39
Repurchase of common stock	(4,148)	—	—	—	(4,148)
Dividends paid on common stock	(1,069)	(3,174)	(981)	4,155	(1,069)
Distributions to noncontrolling interests	—	—	(146)	—	(146)
Net proceeds from issuance of Phillips 66 Partners LP common units	—	—	114	—	114
Other	(79)	—	(325)	325	(79)
Net Cash Used in Financing Activities	(3,998)	(3,183)	(1,368)	4,480	(4,069)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	(20)	—	(20)

Net Change in Cash and Cash Equivalents	—	(935)	(1,260)	—	(2,195)
Cash and cash equivalents at beginning of period	—	1,411	1,708	—	3,119
Cash and Cash Equivalents at End of Period	$—	476	448	—	924
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

EXECUTIVE OVERVIEW AND BUSINESS ENVIRONMENT

Phillips 66 is an energy manufacturing and logistics company with midstream, chemicals, refining, and marketing and specialties businesses. At September 30, 2019, we had total assets of $58.7 billion. Our common stock trades on the New York Stock Exchange under the symbol PSX.

Executive Overview
In the third quarter of 2019, we reported earnings of $712 million and generated cash from operating activities of $1.7 billion. We used available cash to fund capital expenditures and investments of $867 million, repurchase $439 million of our common stock and pay dividends of $402 million. We ended the third quarter of 2019 with $2.3 billion of cash and cash equivalents and approximately $5.7 billion of total committed capacity available under our revolving credit facilities.

Business Environment
The Midstream segment, which includes our 50% equity investment in DCP Midstream, LLC (DCP Midstream), contains fee-based operations that are not directly exposed to commodity price risk, as well as operations that are directly linked to natural gas liquids (NGL) prices, natural gas prices and crude oil prices. Average natural gas prices decreased in the third quarter of 2019, compared with the third quarter of 2018, due to continued supply growth. NGL prices were lower in the third quarter of 2019, compared with the third quarter of 2018, due to higher inventory levels resulting from supply growth.

The Chemicals segment consists of our 50% equity investment in Chevron Phillips Chemical Company LLC (CPChem). The chemicals and plastics industry is mainly a commodity-based industry where the margins for key products are based on supply and demand, as well as cost factors. During the third quarter of 2019, the benchmark high-density polyethylene chain margin further decreased, compared with the third quarter of 2018, due to higher product availability driven by recent capacity additions, the continued trade uncertainty, and a demand slowdown in Asia.

Our Refining segment results are driven by several factors, including refining margins, cost control, refinery throughput, feedstock costs, product yields and turnaround activity. The price of U.S. benchmark crude oil, West Texas Intermediate (WTI) at Cushing, Oklahoma, decreased to an average of $56.44 per barrel during the third quarter of 2019, compared with an average of $69.71 per barrel in the third quarter of 2018, due to continued growth in Permian Basin production and higher inventories resulting from numerous planned and unplanned refinery outages. Industry crack spread indicators, the difference between market prices for refined petroleum products and crude oil, are used to estimate refining margins. During the third quarter of 2019, the U.S. 3:2:1 crack spread (three barrels of crude oil producing two barrels of gasoline and one barrel of diesel) increased compared with the third quarter of 2018, following heavy planned and unplanned refinery maintenance across the United States. Northwest Europe crack spreads on average improved compared with the third quarter of 2018, due to higher diesel margins.

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

RESULTS OF OPERATIONS

Unless otherwise indicated, discussion of results for the three and nine months ended September 30, 2019, is based on a comparison with the corresponding periods of 2018.

Basis of Presentation

During the fourth quarter of 2018, the segment performance measure used by our chief executive officer to assess performance and allocate resources was changed from “net income” to “income before income taxes.”  Prior-period segment information has been recast to conform to the current presentation.

Consolidated Results

A summary of income (loss) before income taxes by business segment with a reconciliation to net income attributable to Phillips 66 follows:

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018

Midstream	$(460)	284	279	802
Chemicals	227	263	729	873
Refining	856	1,232	1,641	2,534
Marketing and Specialties	498	423	1,056	968
Corporate and Other	(178)	(227)	(593)	(650)
Income before income taxes	943	1,975	3,112	4,527
Income tax expense	150	407	545	970
Net income	793	1,568	2,567	3,557
Less: net income attributable to noncontrolling interests	81	76	227	202
Net income attributable to Phillips 66	$712	1,492	2,340	3,355

Our earnings decreased $780 million, or 52%, in the third quarter of 2019, mainly reflecting:

•	Impairments associated with our investment in DCP Midstream.

•	Lower realized refining margins.

These decreases were partially offset by:

•	Lower income tax expense.

•	Improved margins from our NGL assets.

•	Higher U.S. margins and volumes from our M&S segment.

Our earnings decreased $1,015 million, or 30%, in the nine-month period of 2019, mainly reflecting:

•	Lower realized refining margins.

•	Impairments associated with our investment in DCP Midstream.

•	Decreased equity in earnings from CPChem.

These decreases were partially offset by:

•	Higher margins and volumes from our NGL and transportation assets.

•	Lower income tax expense.

•	Higher global margins and volumes from our M&S segment.

See the “Segment Results” section for additional information on our segment results.

Statement of Income Analysis

Sales and other operating revenues for the third quarter and nine-month period of 2019 decreased 9% and 5%, respectively, and purchased crude oil and products decreased 10% and 5%, respectively. These decreases were mainly driven by lower prices for refined petroleum products, crude oil and NGL.

Equity in earnings of affiliates decreased 36% and 15% in the third quarter and nine-month period of 2019. The decrease in both periods reflected lower margins at WRB Refining LP (WRB) and CPChem, as well as maintenance activities at Wood River and Borger refineries during the third quarter of 2019. Lower equity earnings in the third quarter of 2019 also reflected asset and goodwill impairments at DCP Midstream and a lower-of-cost-or-market inventory write-down at CPChem. See the “Segment Results” section for additional information.

Other income increased $50 million in the nine-month period of 2019. The increase was mainly driven by trading activities not directly related to our physical business. See Note 12—Derivatives and Financial Instruments, for additional information associated with our commodity derivatives.

Impairments increased $852 million and $849 million in the third quarter and nine-month period of 2019, respectively. The increase in both periods was mainly driven by an $853 million before-tax impairment associated with our investment in DCP Midstream. See Note 6—Investments, Loans and Long-Term Receivables, and Note 13—Fair Value Measurements, for additional information associated with this impairment.

Interest and debt expense decreased 13% and 10% in the third quarter and nine-month period of 2019, respectively. The decrease in both periods was primarily attributable to higher capitalized interest associated with capital projects under development in our Midstream segment.

Income tax expense decreased 63% and 44% in the third quarter and nine-month period of 2019, respectively. The decrease in both periods was primarily due to lower income before income taxes and the impact of our foreign operations. See Note 20—Income Taxes, in the Notes to Consolidated Financial Statements, for information regarding our effective income tax rates.

Segment Results

Midstream

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018

	Millions of Dollars
Income (Loss) Before Income Taxes
Transportation	$248	209	696	536
NGL and Other	169	46	402	185
DCP Midstream	(877)	29	(819)	81
Total Midstream	$(460)	284	279	802

	Thousands of Barrels Daily
Transportation Volumes
Pipelines*	3,443	3,517	3,346	3,378
Terminals	3,381	3,179	3,236	3,021
Operating Statistics
NGL fractionated**	203	227	223	213
NGL production***	409	426	420	412
* Pipelines represent the sum of volumes transported through each separately tariffed consolidated pipeline segment. Prior-period volumes have been recast to exclude our share of equity volumes from Yellowstone Pipe Line Company and Lake Charles Pipe Line Company.
** Excludes DCP Midstream.
*** Includes 100% of DCP Midstream’s volumes.

Dollars Per Gallon
Weighted-Average NGL Price*
DCP Midstream	$0.44	0.87	0.52	0.78
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

Pre-tax income (loss) from the Midstream segment decreased $744 million in the third quarter of 2019 and $523 million in the nine-month period of 2019.

Pre-tax income from our Transportation business increased $39 million in the third quarter of 2019 and $160 million in the nine-month period of 2019. The increased results in both periods were mainly driven by higher volumes and pipeline tariffs from our portfolio of consolidated and joint venture assets. In addition, the increase in the nine-month period of 2019 also reflected lower maintenance cost.

Pre-tax income from our NGL and Other business increased $123 million in the third quarter of 2019 and $217 million in the nine-month period of 2019. The increased results in both periods were mainly due to improved margins and volumes, primarily at the Sweeny Hub, and favorable impacts from our trading activities associated with NGL inventory management, as well as the absence of a contingency accrual recorded in the third quarter of 2018. In addition, the increase in the nine-month period of 2019 also reflected higher equity earnings from certain pipeline affiliates driven by increased volumes.

Pre-tax income (loss) from our investment in DCP Midstream decreased $906 million in the third quarter of 2019 and $900 million in the nine-month period of 2019. The decrease in both periods was mainly driven by $900 million of impairments related to our investment in DCP Midstream.

In September 2019, DCP Partners performed goodwill and other asset impairment assessments based on internal discounted cash flow models that reflect various observable and non-observable factors, such as prices, volumes, expenses and discount rates. As a result of these assessments, DCP Partners recorded goodwill and other asset impairments that reduced our equity earnings by $47 million, included in the “Equity in earnings of affiliates” line on our consolidated statement of income.

The fair value of our investment in DCP Midstream depends on the market value of DCP Midstream’s general partner interest in DCP Partners and the market value of DCP Partners’ common units.  At June 30, 2019, we estimated the fair value of our investment in DCP Midstream was below our book value, but we believed the condition was temporary.  The fair value of our investment in DCP Midstream further deteriorated in the third quarter as the market value of DCP Midstream’s general partner interest in DCP Partners and the market value of DCP Partners’ common units declined further.  We concluded the decline in fair value was no longer temporary due to the duration and magnitude of the decline. Accordingly, we recorded an $853 million impairment in the third quarter of 2019. The impairment is included in the “Impairments” line on our consolidated statement of income and results in our investment in DCP Midstream having a book value of $1,358 million at September 30, 2019.

The majority of the difference between the book value of our investment in DCP Midstream and our 50% share of the net assets reported by DCP Midstream will be amortized on a straight-line basis over a 22-year estimated useful life as an increase to equity earnings. See Note 6—Investments, Loans and Long-Term Receivables, and Note 13—Fair Value Measurements, for additional information on our investment in DCP Midstream.

See the “Executive Overview and Business Environment” section for information on market factors impacting this quarter’s results.

Chemicals

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018

	Millions of Dollars

Income Before Income Taxes	$227	263	729	873

	Millions of Pounds
CPChem Externally Marketed Sales Volumes*
Olefins and Polyolefins	4,990	4,883	14,274	14,048
Specialties, Aromatics and Styrenics	1,322	1,385	3,360	3,993
	6,312	6,268	17,634	18,041
* Represents 100% of CPChem’s outside sales of produced petrochemical products, as well as commission sales from equity affiliates.

Olefins and Polyolefins Capacity Utilization (percent)	97%	91	97	94

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

Pre-tax income from the Chemicals segment decreased $36 million in the third quarter of 2019 and $144 million in the nine-month period of 2019. The decrease in both periods included a lower-of-cost-or-market write-down of LIFO-valued inventories, primarily resulting from lower polyethylene prices.  Our portion of the write-down reduced our equity earnings from CPChem by $42 million, pre-tax.  In addition, the decreased results in the nine-month period were due to lower margins, partially offset by higher polyethylene sales volume.

See the “Executive Overview and Business Environment” section for information on market factors impacting this quarter’s results.

Refining

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018

	Millions of Dollars
Income (Loss) Before Income Taxes
Atlantic Basin/Europe	$296	209	547	265
Gulf Coast	184	210	288	576
Central Corridor	408	839	1,005	1,632
West Coast	(32)	(26)	(199)	61
Worldwide	$856	1,232	1,641	2,534

	Dollars Per Barrel
Income (Loss) Before Income Taxes
Atlantic Basin/Europe	$5.93	4.62	3.83	2.00
Gulf Coast	2.46	3.01	1.32	2.67
Central Corridor	15.26	31.33	13.07	20.60
West Coast	(0.93)	(0.74)	(2.03)	0.59
Worldwide	4.60	6.96	3.07	4.77

Realized Refining Margins*
Atlantic Basin/Europe	$11.48	11.48	10.17	9.82
Gulf Coast	8.34	9.09	7.42	8.64
Central Corridor	15.99	23.61	14.91	19.26
West Coast	10.11	9.53	8.84	10.25
Worldwide	11.18	13.36	10.06	11.72
* See the “Non-GAAP Reconciliations” section for a reconciliation of this non-GAAP measure to the most directly comparable measure under generally accepted accounting principles in the United States (GAAP), income (loss) before income taxes per barrel.

	Thousands of Barrels Daily
	Three Months Ended September 30		Nine Months Ended September 30
Operating Statistics	2019	2018	2019	2018
Refining operations*
Atlantic Basin/Europe
Crude oil capacity	537	537	537	537
Crude oil processed	509	465	485	460
Capacity utilization (percent)	95%	87	90	86
Refinery production	545	494	527	488
Gulf Coast
Crude oil capacity	764	752	764	752
Crude oil processed	729	656	714	706
Capacity utilization (percent)	95%	87	93	94
Refinery production	817	765	797	797
Central Corridor
Crude oil capacity	515	493	515	493
Crude oil processed	517	531	495	501
Capacity utilization (percent)	100%	108	96	102
Refinery production	535	553	515	523
West Coast
Crude oil capacity	364	364	364	364
Crude oil processed	351	354	325	352
Capacity utilization (percent)	97%	97	89	97
Refinery production	371	381	357	379
Worldwide
Crude oil capacity	2,180	2,146	2,180	2,146
Crude oil processed	2,106	2,006	2,019	2,019
Capacity utilization (percent)	97%	93	93	94
Refinery production	2,268	2,193	2,196	2,187
* Includes our share of equity affiliates.

The Refining segment refines crude oil and other feedstocks into petroleum products (such as gasoline, distillates and aviation fuels) at 13 refineries in the United States and Europe.

Pre-tax income for the Refining segment decreased $376 million in the third quarter of 2019 and $893 million in the nine-month period of 2019, primarily driven by lower realized refining margins.

In the third quarter of 2019, the decrease in realized refining margins was mainly due to lower feedstock advantage, partially offset by favorable inventory impacts and higher secondary product margins.

In the nine-month period of 2019, the decrease in realized refining margins was primarily due to lower feedstock advantage and market crack spreads, partially offset by higher secondary product margins and lower renewable identification number costs.

See the “Executive Overview and Business Environment” section for information on market factors impacting this quarter’s results.

Our worldwide refining crude oil capacity utilization rate was 97% and 93% in the third quarter and nine-month period of 2019, respectively, compared with 93% and 94% in the third quarter and nine-month period of 2018, respectively. The increase in the third quarter of 2019 was primarily due to lower unplanned downtime.

Marketing and Specialties

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018

	Millions of Dollars
Income Before Income Taxes
Marketing and Other	$440	361	872	781
Specialties	58	62	184	187
Total Marketing and Specialties	$498	423	1,056	968

	Dollars Per Barrel
Income Before Income Taxes
U.S.	$1.66	1.48	1.14	1.14
International	5.19	4.80	4.10	3.23

Realized Marketing Fuel Margins*
U.S.	$2.11	1.80	1.59	1.50
International	6.37	6.58	5.42	5.07
* See the “Non-GAAP Reconciliations” section for a reconciliation of this non-GAAP measure to the most directly comparable GAAP measure, income before income taxes per barrel. Prior period U.S. realized marketing fuel margins have been revised to exclude the effects of special items on fuel margins.

	Dollars Per Gallon
U.S. Average Wholesale Prices*
Gasoline	$2.14	2.35	2.11	2.25
Distillates	2.07	2.40	2.10	2.31
* On third-party branded petroleum product sales, excluding excise taxes.

	Thousands of Barrels Daily
Marketing Petroleum Products Sales Volumes
Gasoline	1,222	1,187	1,205	1,163
Distillates	1,099	955	1,041	949
Other	16	17	18	18
Total	2,337	2,159	2,264	2,130

The M&S segment purchases for resale and markets refined petroleum products (such as gasoline, distillates and aviation fuels), mainly in the United States and Europe. In addition, this segment includes the manufacturing and marketing of specialty products (such as base oils and lubricants), as well as power generation operations.

Pre-tax income from the M&S segment increased $75 million in the third quarter of 2019 and $88 million in the nine-month period of 2019. The improved results in the third quarter of 2019 were primarily due to higher U.S. margins, driven by favorable market conditions, as well as higher sales volumes.  The improved results in the nine-month period were mainly driven by higher global margins and sales volumes. In addition, both 2018 periods reflected a benefit related to biodiesel blender’s tax incentives.

See the “Executive Overview and Business Environment” section for information on marketing fuel margins and other market factors impacting this quarter’s results.

Corporate and Other

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
Loss Before Income Taxes
Net interest expense	$(98)	(114)	(311)	(354)
Corporate overhead and other	(80)	(113)	(282)	(296)
Total Corporate and Other	$(178)	(227)	(593)	(650)

Net interest consists of interest and financing expense, net of interest income and capitalized interest. Net interest decreased in the third quarter and nine-month period of 2019, mainly due to higher capitalized interest related to capital projects under development in our Midstream segment.

Corporate overhead and other includes general and administrative expenses, technology costs, environmental costs associated with sites no longer in operation, foreign currency transaction gains and losses and other costs not directly associated with an operating segment. Corporate overhead and other expenses decreased in both periods, primarily driven by lower accrued environmental expenses and technology costs. The decrease in the nine-month period of 2019 was partially offset by a one-time income tax benefit recognized by our equity affiliates in 2018 related to U.S. tax reform.

CAPITAL RESOURCES AND LIQUIDITY

Financial Indicators

	Millions of Dollars, Except as Indicated
	September 30 2019	December 31 2018

Cash and cash equivalents	$2,268	3,019
Short-term debt	842	67
Total debt	11,925	11,160
Total equity	27,092	27,153
Percent of total debt to capital*	31%	29
Percent of floating-rate debt to total debt	9%	11
* Capital includes total debt and total equity.

To meet our short- and long-term liquidity requirements, we look to a variety of funding sources but rely primarily on cash generated from operating activities. Additionally, Phillips 66 Partners has the ability to fund its growth activities through debt and equity offerings. During the first nine months of 2019, we generated $3.1 billion in cash from operations. Available cash was primarily used to fund capital expenditures and investments of $2.6 billion; repurchase $1.2 billion of our common stock; and pay dividends on our common stock of $1.2 billion. In addition, Phillips 66 Partners received $422 million from its joint venture partners to partially fund the Gray Oak capital project. Phillips 66 Partners also received net proceeds of $773 million from borrowings during the period. During the first nine months of 2019, cash and cash equivalents decreased by $0.8 billion to $2.3 billion.

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

Significant Sources of Capital

Operating Activities
During the first nine months of 2019, cash generated by operating activities was $3,114 million, compared with $3,434 million for the first nine months of 2018. The decrease was mainly driven by lower refining margins, partially offset by improved results from our transportation and NGL assets along with working capital impacts. The working capital impacts were primarily driven by lower inventory builds in 2019.

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

Equity Affiliate Operating Distributions
Our operating cash flows are also impacted by distribution decisions made by our equity affiliates, including CPChem, DCP Midstream and WRB. During the first nine months of 2019, cash from operations included distributions of $1,638 million from our equity affiliates, compared with $2,057 million during the same period of 2018. The lower distributions from our equity affiliates for the first nine months of 2019 were mainly driven by lower equity earnings. We cannot control the amount of future dividends from equity affiliates; therefore, future dividend payments by these companies are not assured.

Phillips 66 Partners LP

Unit Issuances
During the first nine months of 2019, on a settlement-date basis, Phillips 66 Partners generated net proceeds of $133 million from common units issued under its active continuous offering of common units, or at-the-market (ATM) program.

Debt Issuances and Repayments
On September 6, 2019, Phillips 66 Partners closed on a public offering of $900 million aggregate principal amount of unsecured notes consisting of:

•	$300 million aggregate principal amount of 2.450% Senior Notes due December 15, 2024.

•	$600 million aggregate principal amount of 3.150% Senior Notes due December 15, 2029.

Interest on each series of senior notes is payable semi-annually in arrears on June 15 and December 15 of each year, commencing on June 15, 2020. On September 13, 2019, Phillips 66 Partners used a portion of the net proceeds to repay the $400 million outstanding principal balance of its term loans due March 2020, and on October 15, 2019, Phillips 66 Partners used a portion of the net proceeds to repay the $300 million outstanding principal balance of its 2.646% Senior Notes due February 2020.

Revolving Credit Agreement Amendment and Restatement
On July 30, 2019, Phillips 66 Partners amended and restated its revolving credit agreement. The agreement extended the scheduled maturity from October 3, 2021, to July 30, 2024. No other material amendments were made to the agreement, and the overall capacity remains at $750 million with an option to increase the overall capacity to $1 billion, subject to certain conditions.

At September 30, 2019, no amount had been directly drawn under Phillips 66 Partners’ revolving credit facility, compared with borrowings of $125 million at December 31, 2018.

Transfers of Equity Interests
In December 2018, a third party exercised an option to acquire a 35% interest in Gray Oak Holdings LLC (Holdings LLC), a consolidated subsidiary of Phillips 66 Partners. This transfer did not qualify as a sale under GAAP because of certain restrictions placed on the acquirer. The contributions received by Holdings LLC from the third party to cover capital calls from Gray Oak Pipeline, LLC (Gray Oak) are presented as a long-term obligation on our consolidated balance sheet and financing cash inflows on our consolidated statement of cash flows until construction of the Gray Oak Pipeline is fully completed and these restrictions expire. During the first nine months of 2019, the third party contributed an aggregate of $341 million into Holdings LLC, which Holdings LLC used to fund its portion of Gray Oak’s cash calls. See Note 21—Phillips 66 Partners LP, in the Notes to Consolidated Financial Statements, for additional information regarding this transaction.

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

Restructuring Transaction
On August 1, 2019, Phillips 66 Partners completed a restructuring transaction to eliminate the IDRs held by us and convert our 2% economic general partner interest into a non-economic general partner interest in exchange for 101 million Phillips 66 Partners’ common units.  As a result of the restructuring transaction, the balance of “Noncontrolling interests” on our consolidated balance sheet decreased $373 million, with a $275 million increase to “Capital in excess of par,” a $91 million increase in “Deferred income taxes” and $7 million of transaction costs. No distributions will be made on the general partner interest after August 1, 2019. At September 30, 2019, we owned 170 million Phillips 66 Partners’ common units, representing 75% of Phillips 66 Partners’ outstanding common units.

Revolving Credit Facilities and Commercial Paper
On July 30, 2019, we amended and restated our revolving credit agreement. The agreement extended the scheduled maturity from October 3, 2021, to July 30, 2024. No other material amendments were made to the agreement, and the overall capacity remains at $5 billion with an option to increase the overall capacity to $6 billion, subject to certain conditions.

At September 30, 2019, no amount had been directly drawn under our $5 billion revolving credit facility or our $5 billion commercial paper program supported by our revolving credit facility. In addition, at September 30, 2019, Phillips 66 Partners had no borrowings outstanding under its $750 million revolving credit facility. As a result, we had approximately $5.7 billion of total committed capacity available under our revolving credit facilities at September 30, 2019.

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

Lease Residual Value and Joint Venture Obligation Guarantees
Under the operating lease agreement on our headquarters facility in Houston, Texas, we have a residual value guarantee with a maximum future exposure of $554 million at September 30, 2019. The operating lease term ends in June 2021 and provides us the option, at the end of the lease term, to request to renew the lease, purchase the facility or assist the lessor in marketing it for resale. We also have residual value guarantees associated with railcar and airplane leases with maximum future exposures totaling $344 million at September 30, 2019, which have remaining terms of up to five years.

In June 2019, Phillips 66 Partners issued a guarantee for 42.25% of Gray Oak’s third-party term loan facility. See Note 6—Investments, Loans and Long-Term Receivables, for additional information.

In addition, at September 30, 2019, we had other guarantees outstanding for our portion of certain joint venture debt obligations, which have remaining terms of up to six years. The maximum potential amount of future payments to third parties under these guarantees was approximately $135 million. Payment would be required if a joint venture defaults on its obligations.

Capital Requirements

Capital Expenditures and Investments
For information about our capital expenditures and investments, see the “Capital Spending” section below.

Debt Financing
Our total debt balance at September 30, 2019, and December 31, 2018, was $11,925 million and $11,160 million, respectively. Our total debt-to-capital ratio was 31% and 29% at September 30, 2019, and December 31, 2018, respectively.

Dividends
On July 10, 2019, our Board of Directors declared a quarterly cash dividend of $0.90 per common share. The dividend was paid on September 3, 2019, to shareholders of record at the close of business on August 20, 2019. On October 4, 2019, our Board of Directors declared a quarterly cash dividend of $0.90 per common share. This dividend is payable on December 2, 2019, to shareholders of record at the close of business on November 18, 2019.

Share Repurchase Programs
On October 4, 2019, our Board of Directors approved a new share repurchase program that authorizes us to repurchase up to $3 billion of our common stock, bringing the total amount of share repurchases authorized by our Board of Directors since July 2012 to an aggregate of $15 billion. The share repurchases are expected to be funded primarily through available cash. The shares will be repurchased from time to time in the open market at our discretion, subject to market conditions and other factors, and in accordance with applicable regulatory requirements. Since the inception of our share repurchase programs in 2012 through September 30, 2019, we have repurchased 150,270,786 shares at an aggregate cost of $11.6 billion. Shares of stock repurchased are held as treasury shares.

Capital Spending

Our capital expenditures and investments represent consolidated capital spending. Our adjusted capital spending is a non-GAAP financial measure that demonstrates our net share of capital spending, and reflects an adjustment for the portion of our consolidated capital spending funded by certain Gray Oak joint venture partners.

	Millions of Dollars
	Nine Months Ended September 30
	2019	2018
Capital Expenditures and Investments
Midstream	$1,724	978
Chemicals	—	—
Refining	645	525
Marketing and Specialties	76	65
Corporate and Other	150	77
Total Capital Expenditures and Investments	$2,595	1,645
Less: capital spending funded by certain Gray Oak joint venture partners*	422	—
Adjusted Capital Spending	$2,173	1,645

Selected Equity Affiliates**
DCP Midstream	$355	342
CPChem	252	284
WRB	135	116
	$742	742
* Included in the Midstream segment.
** Our share of joint venture’s self-funded capital spending.

Midstream
During the first nine months of 2019, capital spending in our Midstream segment included continued development of additional Gulf Coast fractionation capacity, construction activities related to increasing storage capacity at our crude oil and refined petroleum products terminal located near Beaumont, Texas, as well as other return, reliability and maintenance projects in our Transportation and NGL businesses. Phillips 66 Partners progressed several major capital projects, including the Gray Oak Pipeline and related ventures, a new ethane pipeline from Clemens Caverns to Gregory, Texas, and capacity expansion on the Sweeny to Pasadena refined petroleum products pipeline. Phillips 66 Partners also completed a new isomerization unit at the Lake Charles Refinery and the eastern leg of its 40% owned Bayou Bridge Pipeline.

In June 2019, we formed a 50/50 joint venture, Liberty Pipeline LLC, to construct the Liberty Pipeline, which will provide crude oil transportation from the Rockies and Bakken production areas to Cushing, Oklahoma. We will lead project construction on behalf of the joint venture and will operate the pipeline. The estimated project cost, on a gross basis, is approximately $1.6 billion. In addition, in June 2019, we formed a 50/50 joint venture, Red Oak Pipeline LLC, to construct the Red Oak Pipeline System, which will provide crude oil transportation from Cushing and the Permian Basin to multiple destinations along the Texas Gulf Coast, including Corpus Christi, Ingleside, Houston and Beaumont. Our co-venturer will lead project construction on behalf of the joint venture and we will operate the pipeline. The estimated project spending, on a gross basis, is approximately $2.5 billion. Initial services for both projects are targeted for the first half of 2021.

During the first nine months of 2019, DCP Midstream had a self-funded capital program. During this period, on a 100% basis, DCP Midstream’s capital expenditures and investments were $710 million. The capital spending was primarily for expansion projects, including construction of the O’Connor 2 plant and investments in the Gulf Coast Express joint venture pipeline, as well as maintenance capital expenditures for existing assets. We expect DCP Midstream to continue self-funding its capital program for the remainder of 2019.

Chemicals
During the first nine months of 2019, CPChem had a self-funded capital program. During this period, on a 100% basis, CPChem’s capital expenditures and investments were $503 million. The capital spending was primarily for the continued development of its second U.S. Gulf Coast (USGC) Petrochemicals Project and debottlenecking projects on existing assets. In June 2019, CPChem signed an agreement with a co-venturer to jointly pursue the development of a second USGC Petrochemicals Project, and an agreement with a co-venturer to jointly pursue the development of a petrochemical complex in Qatar. We expect CPChem to continue self-funding its capital program for the remainder of 2019.

Refining
Capital spending for the Refining segment during the first nine months of 2019 was primarily for refinery upgrade projects to increase accessibility of advantaged crudes and improve product yields, improvements to the operating integrity of key processing units and safety-related projects. Our equity affiliates in the Refining segment had self-funded capital programs during the first nine months of 2019 and we expect them to continue self-funding their capital programs for the remainder of 2019.

Major construction activities included:

•	Installation of facilities to improve product value at the Sweeny Refinery.

•	Installation of facilities to produce biofuels at the Humber Refinery.

A facility installed at the Borger Refinery to increase distillate yields started up in the third quarter of 2019.

Marketing and Specialties
Capital spending for the M&S segment during the first nine months of 2019 was primarily for the acquisition, development and improvement of our international retail sites, and safety and reliability projects at our lubricants and power generation facilities.

Corporate and Other
Capital spending for Corporate and Other during the first nine months of 2019 was primarily for information technology and facilities.

2019 Budget Update
We are forecasting our total 2019 capital spending to range from $3.7 billion to $4.0 billion, including $1.2 billion for Phillips 66 Partners.  Excluding $0.4 billion funded by our Gray Oak joint venture partners, we expect our adjusted capital spending to range from $3.3 billion to $3.6 billion.  The increase in our expected capital spending reflects higher spending on Midstream growth projects, domestic retail marketing and other planned expenditures across our portfolio.

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

We occasionally receive requests for information or notices of potential liability from the EPA and state environmental agencies alleging that we are a potentially responsible party under the Federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or an equivalent state statute. On occasion, we also have been made a party to cost recovery litigation by those agencies or by private parties. These requests, notices and lawsuits assert potential liability for remediation costs at various sites that typically are not owned by us, but allegedly contain wastes attributable to our past operations. At September 30, 2019, and December 31, 2018, we had been notified of potential liability under CERCLA and comparable state laws at 27 sites within the United States.

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

The GAAP performance measure most directly comparable to realized refining margin per barrel is the Refining segment’s “income before income taxes per barrel.” Realized refining margin per barrel excludes items that are typically included in a manufacturer’s gross margin, such as depreciation and operating expenses, and other items used to determine income before income taxes, such as general and administrative expenses. It also includes our proportional share of our joint venture refineries’ realized refining margins and excludes special items. Because realized refining margin per barrel is calculated in this manner, and because realized refining margin per barrel may be defined differently by other companies in our industry, it has limitations as an analytical tool. Following are reconciliations of income before income taxes to realized refining margins:

	Millions of Dollars, Except as Indicated
Realized Refining Margins	Atlantic Basin/ Europe	Gulf Coast	Central Corridor	West Coast	Worldwide

Three Months Ended September 30, 2019
Income (loss) before income taxes	$296	184	408	(32)	856
Plus:
Taxes other than income taxes	12	23	10	23	68
Depreciation and amortization	49	66	34	66	215
Selling, general and administrative expenses	10	7	6	8	31
Operating expenses	208	345	125	282	960
Equity in (earnings) losses of affiliates	3	(1)	(69)	—	(67)
Other segment (income) expense, net	(24)	1	(3)	1	(25)
Proportional share of refining gross margins contributed by equity affiliates	19	—	269	—	288
Realized refining margins	$573	625	780	348	2,326

Total processed inputs (thousands of barrels)	49,895	74,936	26,740	34,498	186,069
Adjusted total processed inputs (thousands of barrels)*	49,895	74,936	48,853	34,498	208,182

Income (loss) before income taxes per barrel (dollars per barrel)**	$5.93	2.46	15.26	(0.93)	4.60
Realized refining margins (dollars per barrel)***	11.48	8.34	15.99	10.11	11.18

Three Months Ended September 30, 2018
Income (loss) before income taxes	$209	210	839	(26)	1,232
Plus:
Taxes other than income taxes	13	23	10	26	72
Depreciation and amortization	50	69	34	60	213
Selling, general and administrative expenses	16	13	7	11	47
Operating expenses	217	317	124	264	922
Equity in (earnings) losses of affiliates	2	1	(300)	—	(297)
Other segment (income) expense, net	(3)	1	4	—	2
Proportional share of refining gross margins contributed by equity affiliates	16	—	472	—	488
Special items:
Certain tax impacts	(1)	—	—	—	(1)
Realized refining margins	$519	634	1,190	335	2,678

Total processed inputs (thousands of barrels)	45,233	69,745	26,778	35,132	176,888
Adjusted total processed inputs (thousands of barrels)*	45,233	69,745	50,410	35,132	200,520

Income (loss) before income taxes per barrel (dollars per barrel)**	$4.62	3.01	31.33	(0.74)	6.96
Realized refining margins (dollars per barrel)***	11.48	9.09	23.61	9.53	13.36
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

	Millions of Dollars, Except as Indicated
Realized Refining Margins	Atlantic Basin/ Europe	Gulf Coast	Central Corridor	West Coast	Worldwide

Nine Months Ended September 30, 2019
Income (loss) before income taxes	$547	288	1,005	(199)	1,641
Plus:
Taxes other than income taxes	38	62	33	68	201
Depreciation and amortization	148	201	101	191	641
Selling, general and administrative expenses	27	13	14	21	75
Operating expenses	642	1,051	404	780	2,877
Equity in (earnings) losses of affiliates	9	1	(286)	—	(276)
Other segment (income) expense, net	(14)	(3)	(1)	4	(14)
Proportional share of refining gross margins contributed by equity affiliates	55	—	834	—	889
Special items:
Pending claims and settlements	—	—	(21)	—	(21)
Realized refining margins	$1,452	1,613	2,083	865	6,013

Total processed inputs (thousands of barrels)	142,749	217,556	76,877	97,898	535,080
Adjusted total processed inputs (thousands of barrels)*	142,749	217,556	139,681	97,898	597,884

Income (loss) before income taxes per barrel (dollars per barrel)**	$3.83	1.32	13.07	(2.03)	3.07
Realized refining margins (dollars per barrel)***	10.17	7.42	14.91	8.84	10.06
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

	Millions of Dollars, Except as Indicated
Realized Refining Margins	Atlantic Basin/ Europe	Gulf Coast	Central Corridor	West Coast	Worldwide

Nine Months Ended September 30, 2018
Income before income taxes	$265	576	1,632	61	2,534
Plus:
Taxes other than income taxes	43	71	31	76	221
Depreciation, amortization and impairments	152	199	101	178	630
Selling, general and administrative expenses	44	36	21	34	135
Operating expenses	727	975	356	722	2,780
Equity in (earnings) losses of affiliates	7	5	(459)	—	(447)
Other segment (income) expense, net	(10)	3	(8)	(11)	(26)
Proportional share of refining gross margins contributed by equity affiliates	73	—	1,051	—	1,124
Special items:
Certain tax impacts	(1)	—	—	—	(1)
Realized refining margins	$1,300	1,865	2,725	1,060	6,950

Total processed inputs (thousands of barrels)	132,429	215,827	79,223	103,378	530,857
Adjusted total processed inputs (thousands of barrels)*	132,429	215,827	141,522	103,378	593,156

Income before income taxes per barrel (dollars per barrel)**	$2.00	2.67	20.60	0.59	4.77
Realized refining margins (dollars per barrel)***	9.82	8.64	19.26	10.25	11.72
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

Marketing

Our realized marketing fuel margins measure the difference between a) sales and other operating revenues derived from the sale of fuels in our M&S segment and b) purchase costs of those fuels. The realized marketing fuel margins are adjusted to exclude those items that are not representative of the underlying operating performance of a period, which we call “special items.” The realized marketing fuel margins are converted to a per barrel basis by dividing them by sales volumes measured on a barrel basis. We believe realized marketing fuel margin per barrel demonstrates the value uplift our marketing operations provide by optimizing the placement and ultimate sale of our refineries’ fuel production.

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

	Millions of Dollars, Except as Indicated
	Three Months Ended September 30, 2019		Three Months Ended September 30, 2018
	U.S.	International	U.S.	International
Realized Marketing Fuel Margins
Income before income taxes	$312	139	256	122
Plus:
Taxes other than income taxes	3	2	3	1
Depreciation and amortization	2	16	3	17
Selling, general and administrative expenses	184	61	201	66
Equity in earnings of affiliates	(3)	(27)	(3)	(22)
Other operating revenues*	(101)	(10)	(104)	(7)
Other segment expense, net	—	1	—	—
Special items:
Certain tax impacts	—	—	(44)	—
Marketing margins	397	182	312	177
Less: margin for non-fuel related sales	—	11	—	10
Realized marketing fuel margins**	$397	171	312	167

Total fuel sales volumes (thousands of barrels)	188,172	26,796	173,072	25,441

Income before income taxes per barrel (dollars per barrel)	$1.66	5.19	1.48	4.80
Realized marketing fuel margins (dollars per barrel)***	2.11	6.37	1.80	6.58
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

	Millions of Dollars, Except as Indicated
	Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
	U.S.	International	U.S.	International
Realized Marketing Fuel Margins
Income before income taxes	$613	326	575	241
Plus:
Taxes other than income taxes	8	5	(4)	1
Depreciation and amortization	7	48	10	53
Selling, general and administrative expenses	522	184	570	207
Equity in earnings of affiliates	(7)	(74)	(7)	(65)
Other operating revenues*	(286)	(25)	(286)	(20)
Other segment income, net	—	—	—	(3)
Special items:
Certain tax impacts	—	—	(100)	—
Marketing margins	857	464	758	414
Less: margin for non-fuel related sales	—	33	—	36
Realized marketing fuel margins**	$857	431	758	378

Total fuel sales volumes (thousands of barrels)	538,718	79,429	506,577	74,692

Income before income taxes per barrel (dollars per barrel)	$1.14	4.10	1.14	3.23
Realized marketing fuel margins (dollars per barrel)***	1.59	5.42	1.50	5.07
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

We based the forward-looking statements on our current expectations, estimates and projections about us and the industries in which we operate in general. We caution you these statements are not guarantees of future performance as they involve assumptions that, while made in good faith, may prove to be incorrect, and involve risks and uncertainties we cannot predict. In addition, we based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, our actual outcomes and results may differ materially from what we have expressed or forecast in the forward-looking statements. Any differences could result from a variety of factors, including the following:

•	Fluctuations in NGL, crude oil, refined petroleum product and natural gas prices and refining, marketing and petrochemical margins.

•	Failure of new products and services to achieve market acceptance.

•	Unexpected changes in costs or technical requirements for constructing, modifying or operating our facilities or transporting our products.

•	Unexpected technological or commercial difficulties in manufacturing, refining or transporting our products, including chemical products.

•	Lack of, or disruptions in, adequate and reliable transportation for our NGL, crude oil, natural gas and refined petroleum products.

•	The level and success of drilling and quality of production volumes around our Midstream assets.

•	Our inability to timely obtain or maintain permits, including those necessary for capital projects.

•	Our inability to comply with government regulations or make capital expenditures required to maintain compliance.

•	Failure to complete definitive agreements and feasibility studies for, and to complete construction of, announced and future capital projects on time and within budget.

•	Potential disruption or interruption of our operations due to accidents, weather events, civil unrest, political events, terrorism or cyber attacks.

•	International monetary conditions and exchange controls.

•	Substantial investment or reduced demand for products as a result of existing or future environmental rules and regulations.

•	Liability resulting from litigation or for remedial actions, including removal and reclamation obligations under environmental regulations.

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

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our commodity price risk and interest rate risk at September 30, 2019, did not differ materially from the risks disclosed under Item 7A of our 2018 Annual Report on Form 10-K.

Item 4.   CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported within the time periods specified in U.S. Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. As of September 30, 2019, with the participation of management, our Chairman and Chief Executive Officer and our Executive Vice President, Finance and Chief Financial Officer carried out an evaluation, pursuant to Rule 13a-15(b) of the Act, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our Chairman and Chief Executive Officer and our Executive Vice President, Finance and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of September 30, 2019.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, in the quarterly period ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

Item 103 of U.S. Securities and Exchange Commission (SEC) Regulation S-K requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings, or such proceedings are known to be contemplated, unless we reasonably believe that the matter will result in no monetary sanctions, or in monetary sanctions, exclusive of interest and costs, of less than $100,000. There were no such new matters that arose during the third quarter of 2019. In addition, there were no material developments that occurred with respect to matters previously reported in our 2018 Annual Report on Form 10-K for the quarterly period ended December 31, 2018, or for any matter reported in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019, or June 30, 2019. We do not currently believe that the eventual outcome of any matters previously reported, individually or in the aggregate, could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

				Millions of Dollars
Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs**	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2019	1,207,472	$98.74	1,207,472	$689
August 1-31, 2019	1,804,388	98.45	1,804,388	511
September 1-30, 2019	1,394,841	101.82	1,394,841	369
Total	4,406,701	$99.59	4,406,701
* Includes repurchase of shares of common stock from company employees in connection with the company’s broad-based employee incentive plans, when applicable.
** As of September 30, 2019, our Board of Directors has authorized repurchases totaling up to $12 billion of our outstanding common stock since the inception of our share repurchase program in July 2012. The authorizations do not have expiration dates. On October 4, 2019, our Board of Directors approved a new share repurchase program that authorizes us to repurchase up to $3 billion of our common stock, bringing the total amount of share repurchases authorized by our Board of Directors since July 2012 to an aggregate of $15 billion. The share repurchases are expected to be funded primarily through available cash. The shares under these authorizations will be repurchased from time to time in the open market at the company’s discretion, subject to market conditions and other factors, and in accordance with applicable regulatory requirements. We are not obligated to acquire any particular amount of common stock and may commence, suspend or discontinue purchases at any time or from time to time without prior notice. Shares of stock repurchased are held as treasury shares.

Item 6. EXHIBITS

Incorporate by Reference
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

10.1	Partnership Interests Restructuring Agreement, dated as of July 24, 2019, by and between Phillips 66 Partners LP and Phillips 66 Partners GP LLC	8-K	10.1	7/26/2019	001-35349

10.2	Amended and Restated Credit Agreement dated as of July 30, 2019, among Phillips 66, Phillips 66 Company, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent	8-K	10.1	8/1/2019	001-35349

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32*	Certifications pursuant to 18 U.S.C. Section 1350.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Schema Document.

101.CAL*	Inline XBRL Calculation Linkbase Document.

101.LAB*	Inline XBRL Labels Linkbase Document.

101.PRE*	Inline XBRL Presentation Linkbase Document.

101.DEF*	Inline XBRL Definition Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHILLIPS 66

/s/ Chukwuemeka A. Oyolu
Chukwuemeka A. Oyolu Vice President and Controller (Chief Accounting and Duly Authorized Officer)

Date: October 25, 2019