Form 10-Q
period 2020-03-31
Phillips 66
filed 2020-05-01
CIK 1534701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	001-35349
Phillips 66
(Exact name of registrant as specified in its charter)

Delaware	45-3779385
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The registrant had 436,674,707 shares of common stock, $0.01 par value, outstanding as of March 31, 2020.

PHILLIPS 66

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Consolidated Statement of Operations	Phillips 66

	Millions of Dollars
	Three Months Ended March 31
	2020	2019
Revenues and Other Income
Sales and other operating revenues	$20,878	23,103
Equity in earnings of affiliates	365	516
Net gain on dispositions	1	1
Other income	—	38
Total Revenues and Other Income	21,244	23,658

Costs and Expenses
Purchased crude oil and products	18,440	21,055
Operating expenses	1,341	1,307
Selling, general and administrative expenses	319	366
Depreciation and amortization	342	331
Impairments	3,006	1
Taxes other than income taxes	157	128
Accretion on discounted liabilities	6	6
Interest and debt expense	111	119
Foreign currency transaction losses	—	5
Total Costs and Expenses	23,722	23,318
Income (loss) before income taxes	(2,478)	340
Income tax expense (benefit)	(51)	70
Net Income (Loss)	(2,427)	270
Less: net income attributable to noncontrolling interests	69	66
Net Income (Loss) Attributable to Phillips 66	$(2,496)	204

Net Income (Loss) Attributable to Phillips 66 Per Share of Common Stock (dollars)
Basic	$(5.66)	0.44
Diluted	(5.66)	0.44

Weighted-Average Common Shares Outstanding (thousands)
Basic	441,345	457,599
Diluted	441,345	459,289
See Notes to Consolidated Financial Statements.

Consolidated Statement of Comprehensive Income (Loss)	Phillips 66

	Millions of Dollars
	Three Months Ended March 31
	2020	2019

Net Income (Loss)	$(2,427)	270
Other comprehensive income (loss)
Defined benefit plans
Amortization to income of net actuarial loss, net prior service credit and settlements	23	19
Plans sponsored by equity affiliates	2	4
Income taxes on defined benefit plans	(5)	(5)
Defined benefit plans, net of income taxes	20	18
Foreign currency translation adjustments	(222)	57
Income taxes on foreign currency translation adjustments	1	—
Foreign currency translation adjustments, net of income taxes	(221)	57
Cash flow hedges	(9)	(4)
Income taxes on hedging activities	2	1
Hedging activities, net of income taxes	(7)	(3)
Other Comprehensive Income (Loss), Net of Income Taxes	(208)	72
Comprehensive Income (Loss)	(2,635)	342
Less: comprehensive income attributable to noncontrolling interests	69	66
Comprehensive Income (Loss) Attributable to Phillips 66	$(2,704)	276
See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet	Phillips 66

	Millions of Dollars
	March 31 2020	December 31 2019
Assets
Cash and cash equivalents	$1,221	1,614
Accounts and notes receivable (net of allowances of $41 million in 2020 and 2019)	4,046	7,376
Accounts and notes receivable—related parties	513	1,134
Inventories	5,331	3,776
Prepaid expenses and other current assets	594	495
Total Current Assets	11,705	14,395
Investments and long-term receivables	13,635	14,571
Net properties, plants and equipment	24,051	23,786
Goodwill	1,425	3,270
Intangibles	880	869
Other assets	1,764	1,829
Total Assets	$53,460	58,720

Liabilities
Accounts payable	$4,882	8,043
Accounts payable—related parties	440	532
Short-term debt	2,243	547
Accrued income and other taxes	703	979
Employee benefit obligations	301	710
Other accruals	1,960	835
Total Current Liabilities	10,529	11,646
Long-term debt	10,720	11,216
Asset retirement obligations and accrued environmental costs	635	638
Deferred income taxes	5,487	5,553
Employee benefit obligations	1,000	1,044
Other liabilities and deferred credits	1,450	1,454
Total Liabilities	29,821	31,551

Equity
Common stock (2,500,000,000 shares authorized at $0.01 par value) Issued (2020—648,446,534 shares; 2019—647,416,633 shares)
Par value	6	6
Capital in excess of par	20,305	20,301
Treasury stock (at cost: 2020—211,771,827 shares; 2019—206,390,806 shares)	(17,116)	(16,673)
Retained earnings	19,168	22,064
Accumulated other comprehensive loss	(991)	(788)
Total Stockholders’ Equity	21,372	24,910
Noncontrolling interests	2,267	2,259
Total Equity	23,639	27,169
Total Liabilities and Equity	$53,460	58,720
See Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows	Phillips 66

	Millions of Dollars
	Three Months Ended March 31
	2020	2019
Cash Flows From Operating Activities
Net income (loss)	$(2,427)	270
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	342	331
Impairments	3,006	1
Accretion on discounted liabilities	6	6
Deferred income taxes	(47)	179
Undistributed equity earnings	(4)	95
Net gain on dispositions	(1)	(1)
Other	(139)	42
Working capital adjustments
Accounts and notes receivable	3,900	(1,170)
Inventories	(1,620)	(1,790)
Prepaid expenses and other current assets	(90)	(438)
Accounts payable	(3,239)	2,466
Taxes and other accruals	530	(469)
Net Cash Provided by (Used in) Operating Activities	217	(478)

Cash Flows From Investing Activities
Capital expenditures and investments	(923)	(1,097)
Return of investments in equity affiliates	38	21
Proceeds from asset dispositions	1	82
Advances/loans—related parties	(8)	—
Other	15	(18)
Net Cash Used in Investing Activities	(877)	(1,012)

Cash Flows From Financing Activities
Issuance of debt	1,199	725
Repayment of debt	(7)	(592)
Issuance of common stock	6	8
Repurchase of common stock	(443)	(344)
Dividends paid on common stock	(396)	(364)
Distributions to noncontrolling interests	(61)	(56)
Net proceeds from issuance of Phillips 66 Partners LP common units	2	32
Other	(24)	307
Net Cash Provided by (Used in) Financing Activities	276	(284)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(9)	8

Net Change in Cash and Cash Equivalents	(393)	(1,766)
Cash and cash equivalents at beginning of period	1,614	3,019
Cash and Cash Equivalents at End of Period	$1,221	1,253

See Notes to Consolidated Financial Statements.

Consolidated Statement of Changes in Equity	Phillips 66

	Millions of Dollars
	Three Months Ended March 31
	Attributable to Phillips 66
	Common Stock
	Par Value	Capital in Excess of Par	Treasury Stock	Retained Earnings	Accum. Other Comprehensive Loss	Noncontrolling Interests	Total

December 31, 2019	$6	20,301	(16,673)	22,064	(788)	2,259	27,169
Net income (loss)	—	—	—	(2,496)	—	69	(2,427)
Other comprehensive loss	—	—	—	—	(208)	—	(208)
Dividends paid on common stock ($0.90 per share)	—	—	—	(396)	—	—	(396)
Repurchase of common stock	—	—	(443)	—	—	—	(443)
Benefit plan activity	—	4	—	(2)	—	—	2
Distributions to noncontrolling interests	—	—	—	—	—	(61)	(61)
Other	—	—	—	(2)	5	—	3
March 31, 2020	$6	20,305	(17,116)	19,168	(991)	2,267	23,639

December 31, 2018	$6	19,873	(15,023)	20,489	(692)	2,500	27,153
Cumulative effect of accounting changes	—	—	—	81	(89)	(1)	(9)
Net income	—	—	—	204	—	66	270
Other comprehensive income	—	—	—	—	72	—	72
Dividends paid on common stock ($0.80 per share)	—	—	—	(364)	—	—	(364)
Repurchase of common stock	—	—	(344)	—	—	—	(344)
Benefit plan activity	—	4	—	(2)	—	—	2
Issuance of Phillips 66 Partners LP common units	—	2	—	—	—	19	21
Distributions to noncontrolling interests	—	—	—	—	—	(56)	(56)
March 31, 2019	$6	19,879	(15,367)	20,408	(709)	2,528	26,745

	Shares in Thousands
	Common Stock Issued	Treasury Stock

December 31, 2019	647,417	206,391
Repurchase of common stock	—	5,381
Shares issued—share-based compensation	1,030	—
March 31, 2020	648,447	211,772

December 31, 2018	645,692	189,526
Repurchase of common stock	—	3,639
Shares issued—share-based compensation	1,024	—
March 31, 2019	646,716	193,165
See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements	Phillips 66

Note 1—Interim Financial Information

The unaudited interim financial information presented in the financial statements included in this report is prepared in accordance with generally accepted accounting principles in the United States (GAAP) and includes all known accruals and adjustments necessary, in the opinion of management, for a fair presentation of the consolidated financial position of Phillips 66 and its results of operations and cash flows for the periods presented. Unless otherwise specified, all such adjustments are of a normal and recurring nature. Certain notes and other information have been condensed or omitted from the interim financial statements included in this report. Therefore, these interim financial statements should be read in conjunction with the consolidated financial statements and notes included in our 2019 Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2020, are not necessarily indicative of the results expected for the full year.

Note 2—Sales and Other Operating Revenues

Disaggregated Revenues
The following tables present our disaggregated sales and other operating revenues:

	Millions of Dollars
	Three Months Ended March 31
	2020	2019
Product Line and Services
Refined petroleum products	$16,157	18,793
Crude oil resales	2,877	3,038
Natural gas liquids (NGL)	979	1,304
Services and other*	865	(32)
Consolidated sales and other operating revenues	$20,878	23,103

Geographic Location**
United States	$15,710	17,575
United Kingdom	2,309	2,431
Germany	858	957
Other foreign countries	2,001	2,140
Consolidated sales and other operating revenues	$20,878	23,103
* Includes derivatives-related activities. See Note 12—Derivatives and Financial Instruments, for additional information.
** Sales and other operating revenues are attributable to countries based on the location of the operations generating the revenues.

Contract-Related Assets and Liabilities
At March 31, 2020, and December 31, 2019, receivables from contracts with customers were $3,344 million and $6,902 million, respectively. Significant noncustomer balances, such as buy/sell receivables and excise tax receivables, were excluded from these amounts.

Our contract-related assets also include payments we make to our marketing customers related to incentive programs. An incentive payment is initially recognized as an asset and subsequently amortized as a reduction to revenue over the contract term, which generally ranges from 5 to 15 years. At March 31, 2020, and December 31, 2019, our asset balances related to such payments were $357 million and $336 million, respectively.

Our contract liabilities represent advances from our customers prior to product or service delivery. At March 31, 2020, and December 31, 2019, contract liabilities were not material.

Remaining Performance Obligations
Most of our contracts with customers are spot contracts or term contracts with only variable consideration. We do not disclose remaining performance obligations for these contracts as the expected duration is one year or less or because the variable consideration has been allocated entirely to an unsatisfied performance obligation. We also have certain contracts in our Midstream segment that include minimum volume commitments with fixed pricing, which mostly expire by 2021. At March 31, 2020, the remaining performance obligations related to these minimum volume commitment contracts were not material.

Note 3—Credit Losses

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

The recent decline in commodity prices, weak petroleum product demand, and negative economic impacts associated with Coronavirus Disease 2019 (COVID-19) increase the probability that certain of our counterparties may not be able to fully fulfill their obligations in a timely manner. In response, we have enhanced our credit monitoring, sought collateral to support some transactions, and required prepayments from higher-risk counterparties.

At March 31, 2020, and December 31, 2019, we reported $4,559 million and $8,510 million of accounts and notes receivable, respectively, net of allowances of $41 million for both periods. Based on an aging analysis at March 31, 2020, more than 98% of our accounts receivable were outstanding less than 60 days.

We are also exposed to credit losses from off-balance sheet exposures, such as guarantees of joint venture debt and standby letters of credit. See Note 10—Guarantees, and Note 11—Contingencies and Commitments, for more information on these off-balance sheet exposures.

Note 4—Inventories

Inventories consisted of the following:

	Millions of Dollars
	March 31 2020	December 31 2019

Crude oil and petroleum products	$5,008	3,452
Materials and supplies	323	324
	$5,331	3,776

Inventories valued on the last-in, first-out (LIFO) basis totaled $4,879 million and $3,331 million at March 31, 2020, and December 31, 2019, respectively. We performed a lower-of-cost-or-market evaluation for our crude oil and petroleum products inventory at March 31, 2020, and determined that a write-down was not required based on forward prices. Should crude oil and petroleum product forward prices have a sustained decline, a future lower-of-cost-or-market write‑down may be required.

Note 5—Investments, Loans and Long-Term Receivables

Equity Investments

DCP Midstream, LLC (DCP Midstream)
The fair value of our investment in DCP Midstream depends on the market value of DCP Midstream, LP (DCP Partners) common units. The market value of DCP Partners common units declined by approximately 85% in the first quarter of 2020.  As a result, at March 31, 2020, the fair value of our investment in DCP Midstream was significantly lower than its book value. We concluded the difference between its fair value and book value was not temporary primarily due to its magnitude. Accordingly, we recorded a $1,161 million before-tax impairment of our investment in the first quarter of 2020. This charge is included in the “Impairments” line item on our consolidated statement of operations. Following the impairment, our investment in DCP Midstream had a book value of $245 million at March 31, 2020. The impairment increased the basis difference for our investment in DCP Midstream, which indicates the carrying value of our investment is lower than our share of DCP Midstream’s recorded net assets. The basis difference of $1,795 million is expected to be amortized and recognized as a benefit to equity earnings over a period of 22 years, which was the estimated remaining useful life of DCP Midstream’s properties, plants and equipment (PP&E) at March 31, 2020. See Note 13—Fair Value Measurements, for additional information on the techniques used to determine the fair value of our investment in DCP Midstream.

Gray Oak Pipeline, LLC
Gray Oak Pipeline, LLC has a third-party term loan facility with a borrowing capacity of $1,379 million, inclusive of accrued interest. Borrowings under the facility are due on June 3, 2022.  Phillips 66 Partners LP (Phillips 66 Partners) and its co-venturers provided a guarantee through an equity contribution agreement requiring proportionate equity contributions to Gray Oak Pipeline, LLC up to the total outstanding loan amount, plus any additional accrued interest and associated fees, if the term loan facility is fully utilized and Gray Oak Pipeline, LLC defaults on certain of its obligations thereunder.  At March 31, 2020, the term loan facility was fully utilized by Gray Oak Pipeline, LLC, and Phillips 66 Partners’ 42.25% proportionate exposure under the equity contribution agreement was $583 million.

Gray Oak Pipeline, LLC is considered a variable interest entity (VIE) because it does not have sufficient equity at risk to fully fund the construction of all assets required for principal operations. We have determined we are not the primary beneficiary because we and our co-venturers jointly direct the activities of Gray Oak Pipeline, LLC that most significantly impact economic performance. On April 1, 2020, the Gray Oak Pipeline commenced full operations from West Texas to Texas Gulf Coast destinations. The Eagle Ford segment of the pipeline commenced operations later in April. At March 31, 2020, Phillips 66 Partners’ effective ownership interest in the Gray Oak Pipeline was 42.25%, and Phillips 66 Partners’ maximum exposure to loss was $1,382 million, which represented the book value of the investment in Gray Oak Pipeline, LLC of $799 million and the term loan guarantee of $583 million. See Note 19—Phillips 66 Partners LP, for additional information regarding Phillips 66 Partners’ ownership in Gray Oak Pipeline, LLC.

Dakota Access, LLC (Dakota Access) and Energy Transfer Crude Oil Company, LLC (ETCO)
In March 2019, a wholly owned subsidiary of Dakota Access closed an offering of $2,500 million aggregate principal amount of unsecured senior notes. Dakota Access and ETCO have guaranteed repayment of the notes. In addition, Phillips 66 Partners and its co-venturers in Dakota Access provided a Contingent Equity Contribution Undertaking (CECU) in conjunction with the notes offering. Under the CECU, if Dakota Access receives an unfavorable court ruling in the litigation related to certain disputed construction permits and Dakota Access determines that an equity contribution trigger event has occurred, the co-venturers may be severally required to make proportionate equity contributions to Dakota Access and ETCO up to an aggregate maximum of approximately $2,525 million. Phillips 66 Partners’ share of the maximum potential equity contributions under the CECU is approximately $631 million. In March 2020, the court in such litigation requested an Environmental Impact Statement from the U.S. Army Corps of Engineers, and requested additional information to make a further decision regarding whether the Dakota Access Pipeline should be shut down while the Environmental Impact Statement is being prepared. Currently, this ruling does not have any immediate impact on the operations of Dakota Access and ETCO.

CF United LLC (United)
In the fourth quarter of 2019, we acquired a 50% voting interest and a 48% economic interest in United, a retail marketing joint venture with operations primarily on the U.S. West Coast. United is considered a VIE because our co‑venturer has an option to sell its interest to us based on a fixed multiple. The put option is viewed as a variable interest as the purchase price on the exercise date may not represent the then-current fair value of United. We have determined that we are not the primary beneficiary because we and our co-venturer jointly direct the activities of United that most significantly impact economic performance. At March 31, 2020, our maximum exposure to loss was comprised of our $250 million investment in United and any potential future loss resulting from the put option, if the purchase price based on a fixed multiple exceeds the then-current fair value of United.

Liberty Pipeline LLC (Liberty)
Liberty is a 50%-owned joint venture formed to develop and construct the Liberty Pipeline system which, upon completion, will transport crude oil from the Rockies and Bakken production areas to Cushing, Oklahoma. Liberty is considered a VIE because it does not have sufficient equity at risk to fully fund the construction of all assets required for principal operations. We have determined we are not the primary beneficiary because we and our co-venturer jointly direct the activities of Liberty that most significantly impact economic performance. On March 2, 2020, Phillips 66 Partners closed a transaction to acquire our 50% interest in Liberty for $75 million. Phillips 66 Partners and its co-venturer subsequently deferred the development and construction of the Liberty Pipeline system as a result of the current challenging business environment. At March 31, 2020, our maximum exposure to loss was $216 million, which represented the book value of Phillips 66 Partners’ investment in Liberty of $103 million and our outstanding proportionate vendor guarantees of $113 million.

OnCue Holdings, LLC (OnCue)
We hold a 50% interest in OnCue, a joint venture that owns and operates retail convenience stores. We fully guaranteed various debt agreements of OnCue and our co-venturer did not participate in the guarantees. This entity is considered a VIE because our debt guarantees resulted in OnCue not being exposed to all potential losses. We have determined we are not the primary beneficiary because we do not have the power to direct the activities that most significantly impact OnCue’s economic performance. At March 31, 2020, our maximum exposure to loss was $148 million, which represented the book value of our investment in OnCue of $79 million and guaranteed debt obligations of $69 million.

Red Oak Pipeline LLC (Red Oak)
We hold a 50% interest in a joint venture formed to develop and construct the Red Oak Pipeline system which, upon completion, will transport crude oil from Cushing, Oklahoma, and the Permian to multiple destinations along the Texas Gulf Coast, including Corpus Christi, Ingleside, Houston, and Beaumont, Texas. Red Oak is considered a VIE because it does not have sufficient equity at risk to fully fund the construction of all assets required for principal operations. We have determined we are not the primary beneficiary because we and our co-venturer jointly direct the activities of Red Oak that most significantly impact economic performance. The development and construction of the Red Oak Pipeline system have been deferred as a result of the current challenging business environment. At March 31, 2020, our maximum exposure to loss was $66 million, which represented the book value of our investment in Red Oak of $54 million and an outstanding member loan to Red Oak of $12 million.

Note 6—Properties, Plants and Equipment

Our gross investment in PP&E and the associated accumulated depreciation and amortization (Accum. D&A) balances were as follows:

	Millions of Dollars
	March 31, 2020			December 31, 2019
	Gross PP&E	Accum. D&A	Net PP&E	Gross PP&E	Accum. D&A	Net PP&E

Midstream	$11,605	2,467	9,138	11,221	2,391	8,830
Chemicals	—	—	—	—	—	—
Refining	23,956	10,521	13,435	23,692	10,336	13,356
Marketing and Specialties (M&S)	1,660	917	743	1,847	959	888
Corporate and Other	1,352	617	735	1,311	599	712
	$38,573	14,522	24,051	38,071	14,285	23,786

Note 7— Goodwill

Our stock price declined significantly in the first quarter of 2020 due to the volatility in global commodity and equity markets related to the COVID-19 pandemic and other factors.  We assessed our goodwill for impairment due to the decline in our market capitalization and concluded that the carrying value of our Refining reporting unit at March 31, 2020, was greater than its fair value by an amount in excess of its goodwill balance. Accordingly, we recorded a goodwill impairment charge of $1,845 million in our Refining segment. This charge is included in the “Impairments” line item on our consolidated statement of operations. The fair value of our other reporting units continued to exceed their carrying values by a significant percentage. See Note 13—Fair Value Measurements for additional information on the techniques used to determine the fair value of our Refining reporting unit.

The carrying amount of goodwill by segment at March 31, 2020 was:

	Millions of Dollars
	Midstream	Refining	M&S	Total

Balance at January 1, 2020	$626	1,845	799	3,270
Impairments	—	(1,845)	—	(1,845)
Balance at March 31, 2020	$626	—	799	1,425

Note 8—Earnings (Loss) Per Share

The numerator of basic earnings (loss) per share (EPS) is net income (loss) attributable to Phillips 66, reduced by noncancelable dividends paid on unvested share-based employee awards during the vesting period (participating securities). The denominator of basic EPS is the sum of the daily weighted-average number of common shares outstanding during the periods presented and fully vested stock and unit awards that have not yet been issued as common stock. The numerator of diluted EPS is also based on net income (loss) attributable to Phillips 66, which is reduced only by dividend equivalents paid on participating securities for which the dividends are more dilutive than the participation of the awards in the earnings (losses) of the periods presented. To the extent unvested stock, unit or option awards and vested unexercised stock options are dilutive, they are included with the weighted-average common shares outstanding in the denominator. Treasury stock is excluded from the denominator in both basic and diluted EPS.

	Three Months Ended March 31
	2020		2019
	Basic	Diluted	Basic	Diluted
Amounts Attributed to Phillips 66 Common Stockholders (millions):
Net income (loss) attributable to Phillips 66	$(2,496)	(2,496)	204	204
Income allocated to participating securities	(1)	(1)	(1)	(1)
Net income (loss) available to common stockholders	$(2,497)	(2,497)	203	203

Weighted-average common shares outstanding (thousands):	439,014	441,345	454,886	457,599
Effect of share-based compensation	2,331	—	2,713	1,690
Weighted-average common shares outstanding—EPS	441,345	441,345	457,599	459,289

Earnings (Loss) Per Share of Common Stock (dollars)	$(5.66)	(5.66)	0.44	0.44

Note 9—Debt

Debt Issuances
On April 9, 2020, Phillips 66 closed on a public offering of $1 billion aggregate principal amount of senior unsecured notes consisting of:

•	$500 million aggregate principal amount of 3.700% Senior Notes due 2023.

•	$500 million aggregate principal amount of 3.850% Senior Notes due 2025.

Interest on the Senior Notes due 2023 is payable semiannually on April 6 and October 6 of each year, commencing on October 6, 2020. Interest on the Senior Notes due 2025 is payable semiannually on April 9 and October 9 of each year, commencing on October 9, 2020. Proceeds of $993 million, net of underwriters’ discounts and commissions and debt issuance costs, are being used for general corporate purposes.

On March 19, 2020, Phillips 66 entered into a $1 billion 364-day delayed draw term loan agreement (the Facility) and borrowed $1 billion under the Facility shortly thereafter. On April 6, 2020, Phillips 66 increased the size of the Facility to $2 billion, with $1 billion of capacity remaining undrawn. Borrowings under the Facility bear interest at a floating rate based on either the Eurodollar rate or the reference rate, plus a margin determined by the credit rating of Phillips 66’s senior unsecured long‑term debt. Phillips 66 is using the proceeds from the debt issuance for general corporate purposes.

At March 31, 2020, borrowings of $200 million were outstanding under Phillips 66’s uncommitted $5 billion commercial paper program, compared with no borrowings outstanding under the commercial paper program at December 31, 2019. At March 31, 2020, and December 31, 2019, no amount had been directly drawn under Phillips 66 Partners’ $750 million revolving credit facility; however, $3 million and $1 million in letters of credit had been issued under this facility at March 31, 2020, and December 31, 2019, respectively.

Debt Repayments
In April 2020, Phillips 66 repaid the $300 million outstanding principal balance of its floating-rate notes due April 2020 and the $200 million outstanding principal balance of its term loan facility due April 2020. Also in April 2020, Phillips 66 Partners repaid the $25 million outstanding principal balance of its tax-exempt bonds due April 2020.

Note 10—Guarantees

At March 31, 2020, we were liable for certain contingent obligations under various contractual arrangements as described below. We recognize a liability for the fair value of our obligation as a guarantor for newly issued or modified guarantees. Unless the carrying amount of the liability is noted below, we have not recognized a liability either because the guarantees were issued prior to December 31, 2002, or because the fair value of the obligation is immaterial. In addition, unless otherwise stated, we are not currently performing with any significance under the guarantees and expect future performance to be either immaterial or have only a remote chance of occurrence.

Lease Residual Value Guarantees
Under the operating lease agreement on our headquarters facility in Houston, Texas, we have a residual value guarantee with a maximum future exposure of $554 million at March 31, 2020. The operating lease term ends in June 2021 and provides us the option, at the end of the lease term, to request to renew the lease, purchase the facility or assist the lessor in marketing it for resale. We also have residual value guarantees associated with railcar and airplane leases with maximum potential future payments totaling $362 million. These leases have remaining terms of up to four years.

Contingent Equity Contribution Undertaking
In March 2019, Phillips 66 Partners and its co-venturers in Dakota Access provided a Contingent Equity Contribution Undertaking in conjunction with an unsecured senior notes offering. See Note 5—Investments, Loans and Long-Term Receivables, for additional information on Dakota Access.

Guarantees of Joint Venture Obligations
In June 2019, Phillips 66 Partners issued a guarantee through an equity contribution agreement for 42.25% of Gray Oak Pipeline, LLC’s third-party term loan facility. See Note 5—Investments, Loans and Long-Term Receivables, for additional information on Gray Oak Pipeline, LLC.

In addition, at March 31, 2020, we had other guarantees outstanding for our portion of certain joint venture debt obligations and purchase obligations, which have remaining terms of up to eight years. The maximum potential amount of future payments to third parties under these guarantees was approximately $331 million. Payment would be required if a joint venture defaults on its obligations.

Indemnifications
Over the years, we have entered into various agreements to sell ownership interests in certain corporations, joint ventures and assets that gave rise to indemnification. Agreements associated with these sales include indemnifications for taxes, litigation, environmental liabilities, permits and licenses and employee claims, as well as real estate indemnity against tenant defaults. The provisions of these indemnifications vary greatly. The majority of these indemnifications are related to environmental issues, which generally have indefinite terms and potentially unlimited exposure. At March 31, 2020, and December 31, 2019, the carrying amount of recorded indemnifications was $159 million and $153 million, respectively.

We amortize the indemnification liability over the relevant time period, if one exists, based on the facts and circumstances surrounding each type of indemnity. In cases where the indemnification term is indefinite, we will reverse the liability when we have information to support the reversal. Although it is reasonably possible future payments may exceed amounts recorded, due to the nature of the indemnifications, it is not possible to make a reasonable estimate of the maximum potential amount of future payments. At March 31, 2020, and December 31, 2019, environmental accruals for known contamination of $111 million and $105 million, respectively, were included in the carrying amount of recorded indemnifications noted above. These environmental accruals were primarily included in the “Asset retirement obligations and accrued environmental costs” line item on our consolidated balance sheet. For additional information about environmental liabilities, see Note 11—Contingencies and Commitments.

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

We are currently participating in environmental assessments and cleanups at numerous federal Superfund and comparable state sites. After an assessment of environmental exposures for cleanup and other costs, we make accruals on an undiscounted basis (except those pertaining to sites acquired in a business combination, which we record on a discounted basis) for planned investigation and remediation activities for sites where it is probable future costs will be incurred and these costs can be reasonably estimated. At March 31, 2020, our total environmental accruals were $442 million, compared with $441 million at December 31, 2019. We expect to incur a substantial amount of these expenditures within the next 30 years. We have not reduced these accruals for possible insurance recoveries. In the future, we may be involved in additional environmental assessments, cleanups and proceedings.

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

At March 31, 2020, we had performance obligations secured by letters of credit and bank guarantees of $463 million related to various purchase and other commitments incident to the ordinary conduct of business.

Note 12—Derivatives and Financial Instruments

Derivative Instruments
We use financial and commodity-based derivative contracts to manage exposures to fluctuations in commodity prices, interest rates and foreign currency exchange rates, or to capture market opportunities. Because we do not apply hedge accounting for commodity derivative contracts, all realized and unrealized gains and losses from commodity derivative contracts are recognized in our consolidated statement of operations. Gains and losses from derivative contracts held for trading not directly related to our physical business are reported net in the “Other income” line item on our consolidated statement of operations. Cash flows from all our derivative activity for the periods presented appear in the operating section on our consolidated statement of cash flows.

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

	Millions of Dollars
	March 31, 2020				December 31, 2019
	Commodity Derivatives		Effect of Collateral Netting	Net Carrying Value Presented on the Balance Sheet	Commodity Derivatives		Effect of Collateral Netting	Net Carrying Value Presented on the Balance Sheet
	Assets	Liabilities			Assets	Liabilities

Assets
Prepaid expenses and other current assets	$6,826	(6,173)	(455)	198	23	—	—	23
Other assets	10	(6)	—	4	3	—	—	3
Liabilities
Other accruals	—	(36)	—	(36)	1,188	(1,281)	80	(13)
Other liabilities and deferred credits	—	—	—	—	—	(1)	—	(1)
Total	$6,836	(6,215)	(455)	166	1,214	(1,282)	80	12

At March 31, 2020, and December 31, 2019, there was no material cash collateral received or paid that was not offset on our consolidated balance sheet.

The realized and unrealized gains (losses) incurred from commodity derivatives, and the line items where they appear on our consolidated statement of operations, were:

	Millions of Dollars
	Three Months Ended March 31
	2020	2019

Sales and other operating revenues	$679	(177)
Other income	3	13
Purchased crude oil and products	441	(155)
Net gain (loss) from commodity derivative activity	$1,123	(319)

The following table summarizes our material net exposures resulting from outstanding commodity derivative contracts. These financial and physical derivative contracts are primarily used to manage price exposure on our underlying operations. The underlying exposures may be from nonderivative positions such as inventory volumes. Financial derivative contracts may also offset physical derivative contracts, such as forward purchase and sales contracts. The percentage of our derivative contract volumes expiring within the next 12 months was at least 98% at March 31, 2020, and December 31, 2019.

	Open Position Long / (Short)
	March 31 2020	December 31 2019
Commodity
Crude oil, refined petroleum products and NGL (millions of barrels)	(33)	(16)

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

The aggregate net fair value of these swaps was immaterial at March 31, 2020, and December 31, 2019. We report the mark-to-market gains or losses on our interest rate swaps designated as highly effective cash flow hedges as a component of other comprehensive income (loss), and reclassify such gains and losses into earnings in the same period during which the hedged transaction affects earnings. Net realized gains and losses from settlements of the swaps were immaterial for the three months ended March 31, 2020 and 2019.

We currently estimate that before-tax losses of $7 million will be reclassified from accumulated other comprehensive loss into general and administrative expenses during the next 12 months as the hedged transactions settle; however, the actual amounts that will be reclassified will vary based on changes in interest rates.

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

The aggregate fair values of all derivative instruments with such credit-risk-related contingent features that were in a liability position were immaterial at March 31, 2020, and December 31, 2019.

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
We determine the fair value of our interest rate swaps based on observable market valuations for interest rate swaps that have notional amounts, terms and pay and reset frequencies similar to ours.

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

The carrying values and fair values by hierarchy of our financial assets and liabilities, either carried or disclosed at fair value, including any effects of counterparty and collateral netting, were:

	Millions of Dollars
	March 31, 2020
	Fair Value Hierarchy			Total Fair Value of Gross Assets & Liabilities	Effect of Counterparty Netting	Effect of Collateral Netting	Difference in Carrying Value and Fair Value	Net Carrying Value Presented on the Balance Sheet
	Level 1	Level 2	Level 3
Commodity Derivative Assets
Exchange-cleared instruments	$5,251	1,545	—	6,796	(6,179)	(455)	—	162
Physical forward contracts	—	40	—	40	—	—	—	40
Rabbi trust assets	116	—	—	116	N/A	N/A	—	116
	$5,367	1,585	—	6,952	(6,179)	(455)	—	318

Commodity Derivative Liabilities
Exchange-cleared instruments	$4,589	1,590	—	6,179	(6,179)	—	—	—
OTC instruments	—	4	—	4	—	—	—	4
Physical forward contracts	—	32	—	32	—	—	—	32
Interest rate derivatives	—	8	—	8	—	—	—	8
Floating-rate debt	—	2,097	—	2,097	N/A	N/A	—	2,097
Fixed-rate debt, excluding finance leases	—	10,560	—	10,560	N/A	N/A	17	10,577
	$4,589	14,291	—	18,880	(6,179)	—	17	12,718

	Millions of Dollars
	December 31, 2019
	Fair Value Hierarchy			Total Fair Value of Gross Assets & Liabilities	Effect of Counterparty Netting	Effect of Collateral Netting	Difference in Carrying Value and Fair Value	Net Carrying Value Presented on the Balance Sheet
	Level 1	Level 2	Level 3
Commodity Derivative Assets
Exchange-cleared instruments	$820	368	—	1,188	(1,188)	—	—	—
Physical forward contracts	—	26	—	26	—	—	—	26
Interest rate derivatives	—	1	—	1	—	—	—	1
Rabbi trust assets	127	—	—	127	N/A	N/A	—	127
	$947	395	—	1,342	(1,188)	—	—	154

Commodity Derivative Liabilities
Exchange-cleared instruments	$884	385	—	1,269	(1,188)	(80)	—	1
OTC instruments	—	1	—	1	—	—	—	1
Physical forward contracts	—	12	—	12	—	—	—	12
Floating-rate debt	—	1,100	—	1,100	N/A	N/A	—	1,100
Fixed-rate debt, excluding finance leases	—	11,813	—	11,813	N/A	N/A	(1,438)	10,375
	$884	13,311	—	14,195	(1,188)	(80)	(1,438)	11,489

The rabbi trust assets are recorded in the “Investments and long-term receivables” line item and floating-rate and fixed-rate debt are recorded in the “Short-term debt” and “Long-term debt” line items on our consolidated balance sheet. See Note 12—Derivatives and Financial Instruments, for information regarding where the assets and liabilities related to our commodity and interest rate derivatives are recorded on our consolidated balance sheet.

Nonrecurring Fair Value Measurements

The nonrecurring fair value measurement used to record an impairment of our DCP Midstream investment was the fair value of our share of DCP Midstream’s limited partner interest in DCP Partners, which was estimated based on average market prices of DCP Partners common units for a 15-day trading period encompassing March 31, 2020. This valuation resulted in a Level 2 nonrecurring fair value measurement. See Note 5—Investments, Loans and Long-Term Receivables, for additional information on the impairment.

The carrying value of the Refining reporting unit’s goodwill was remeasured to fair value on a nonrecurring basis in the first quarter of 2020.  The fair value of the Refining reporting unit was calculated by weighting the results from the income approach and the market approach.  The income approach uses a discounted cash flow model that requires various observable and nonobservable inputs, such as prices, volumes, expenses, capital expenditures, discount rates and projected long‑term growth rates and terminal values. The market approach uses peer company enterprise values relative to current and future net income (loss) before net interest expense, income taxes, depreciation and amortization (EBITDA) projections to arrive at an average multiple.  This multiple was applied to the reporting unit’s current and projected EBITDA, with consideration for an estimated market participant acquisition premium.  The resulting fair value Level 3 estimate was less than the Refining reporting unit’s carrying value by an amount that exceeded the existing goodwill balance of the reporting unit.  As a result, the Refining reporting unit’s goodwill was impaired to zero.  As part of our impairment analysis, the fair value of all reporting units was reconciled to the company’s market capitalization. See Note 7—Goodwill, for additional information on the goodwill impairment.

Note 14—Pension and Postretirement Plans

The components of net periodic benefit cost for the three months ended March 31, 2020 and 2019, were as follows:

	Millions of Dollars
	Pension Benefits				Other Benefits
	2020		2019		2020	2019
	U.S.	Int’l.	U.S.	Int’l.
Components of Net Periodic Benefit Cost
Three Months Ended March 31
Service cost	$33	7	32	6	1	1
Interest cost	25	6	27	6	2	2
Expected return on plan assets	(41)	(13)	(36)	(11)	—	—
Amortization of prior service credit	—	—	—	—	(1)	—
Recognized net actuarial loss	14	4	13	2	—	—
Settlements	—	—	4	—	—	—
Net periodic benefit cost*	$31	4	40	3	2	3
* Included in the “Operating expenses” and “Selling, general and administrative expenses” line items on our consolidated statement of operations.

During the three months ended March 31, 2020, we contributed $4 million to our U.S. pension and other postretirement benefit plans and $7 million to our international pension plans. We currently expect to make additional contributions of approximately $42 million to our U.S. pension and other postretirement benefit plans and $20 million to our international pension plans during the remainder of 2020.

Note 15—Accumulated Other Comprehensive Loss

Changes in the balances of each component of accumulated other comprehensive loss were as follows:

	Millions of Dollars
	Defined Benefit Plans	Foreign Currency Translation	Hedging	Accumulated Other Comprehensive Loss

December 31, 2019	$(656)	(131)	(1)	(788)
Other comprehensive income (loss) before reclassifications	1	(221)	(7)	(227)
Amounts reclassified from accumulated other comprehensive loss
Defined benefit plans*
Amortization of net actuarial loss and net prior service credit	19	—	—	19
Foreign currency translation	—	—	—	—
Hedging	—	—	—	—
Net current period other comprehensive income (loss)	20	(221)	(7)	(208)
Other	—	5	—	5
March 31, 2020	$(636)	(347)	(8)	(991)

December 31, 2018	$(472)	(228)	8	(692)
Other comprehensive income (loss) before reclassifications	3	57	(1)	59
Amounts reclassified from accumulated other comprehensive loss
Defined benefit plans*
Amortization of net actuarial loss and settlements	15	—	—	15
Foreign currency translation	—	—	—	—
Hedging	—	—	(2)	(2)
Net current period other comprehensive income (loss)	18	57	(3)	72
Income taxes reclassified to retained earnings**	(93)	2	2	(89)
March 31, 2019	$(547)	(169)	7	(709)
* Included in the computation of net periodic benefit cost. See Note 14—Pension and Postretirement Plans, for additional information.
** As of January 1, 2019, stranded income taxes related to the enactment of the Tax Act in December 2017 were reclassified to retained earnings upon adoption of ASU No. 2018-02.

Note 16—Related Party Transactions

Significant transactions with related parties were:

	Millions of Dollars
	Three Months Ended March 31
	2020	2019

Operating revenues and other income (a)	$534	683
Purchases (b)	2,126	2,668
Operating expenses and selling, general and administrative expenses (c)	51	9

(a)
We sold NGL, other petrochemical feedstocks and solvents to Chevron Phillips Chemical Company LLC (CPChem), gas oil and hydrogen feedstocks to Excel Paralubes (Excel), and refined petroleum products to several of our affiliates in the M&S segment, including OnCue and United. We also sold certain feedstocks and intermediate products to WRB Refining LP (WRB) and acted as agent for WRB in supplying crude oil and other feedstocks for a fee. In addition, we charged several of our affiliates, including CPChem, for the use of common facilities, such as steam generators, waste and water treaters and warehouse facilities.

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

Note 17—Segment Disclosures and Related Information

Our operating segments are:

1)
Midstream—Provides crude oil and refined petroleum product transportation, terminaling and processing services, as well as natural gas and NGL transportation, storage, fractionation, processing, and marketing services, mainly in the United States. The Midstream segment includes our master limited partnership (MLP), Phillips 66 Partners, as well as our 50% equity investment in DCP Midstream.

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

Corporate and Other includes general corporate overhead, interest expense, our investment in new technologies, and various other corporate activities. Corporate assets include all cash, cash equivalents and income tax-related assets.

Intersegment sales are at prices that we believe approximate market.

Analysis of Results by Operating Segment

	Millions of Dollars
	Three Months Ended March 31
	2020	2019
Sales and Other Operating Revenues*
Midstream
Total sales	$1,538	1,897
Intersegment eliminations	(495)	(584)
Total Midstream	1,043	1,313
Chemicals	1	1
Refining
Total sales	13,781	16,861
Intersegment eliminations	(7,633)	(9,768)
Total Refining	6,148	7,093
Marketing and Specialties
Total sales	14,249	15,242
Intersegment eliminations	(570)	(553)
Total Marketing and Specialties	13,679	14,689
Corporate and Other	7	7
Consolidated sales and other operating revenues	$20,878	23,103
* See Note 2—Sales and Other Operating Revenues, for further details on our disaggregated sales and other operating revenues.

Income (Loss) Before Income Taxes
Midstream	$(702)	316
Chemicals	169	227
Refining	(2,261)	(198)
Marketing and Specialties	513	205
Corporate and Other	(197)	(210)
Consolidated income (loss) before income taxes	$(2,478)	340

	Millions of Dollars
	March 31 2020	December 31 2019
Total Assets
Midstream	$14,846	15,716
Chemicals	6,376	6,249
Refining	22,516	25,150
Marketing and Specialties	7,108	8,659
Corporate and Other	2,614	2,946
Consolidated total assets	$53,460	58,720

Note 18—Income Taxes

Our effective income tax rate for the three months ended March 31, 2020, was 2%, compared with 21% for the corresponding period of 2019. The decrease in our effective tax rate was primarily attributable to the impact of our foreign operations, income attributable to noncontrolling interests, a nondeductible goodwill impairment and a net operating loss carryback to a year with a 35% tax rate.

The effective income tax rate for the three months ended March 31, 2020, varied from the U.S. federal statutory income tax rate of 21%, primarily due to the impact of our foreign operations, income attributable to noncontrolling interests, a nondeductible goodwill impairment and a net operating loss carryback to a year with a 35% tax rate. These items have a disproportionate impact on our effective income tax rate in a period with a before-tax loss.

Note 19—Phillips 66 Partners LP

Phillips 66 Partners, headquartered in Houston, Texas, is a publicly traded MLP formed in 2013 to own, operate, develop and acquire primarily fee-based midstream assets. Phillips 66 Partners’ operations currently consist of crude oil, refined petroleum product and NGL transportation, fractionation, processing, terminaling, and storage assets.

We consolidate Phillips 66 Partners because we determined it is a VIE of which we are the primary beneficiary. As general partner of Phillips 66 Partners, we have the ability to control its financial interests, as well as the ability to direct the activities that most significantly impact its economic performance. As a result of this consolidation, the public common and perpetual convertible preferred unitholders’ ownership interests in Phillips 66 Partners are reflected as noncontrolling interests in our financial statements. At March 31, 2020, we owned 170 million Phillips 66 Partners common units, representing a 74% limited partner interest in Phillips 66 Partners, while the public owned a 26% limited partner interest and 13.8 million perpetual convertible preferred units.

The most significant assets of Phillips 66 Partners that are available to settle only its obligations, along with its most significant liabilities for which its creditors do not have recourse to Phillips 66’s general credit, were:

	Millions of Dollars
	March 31 2020	December 31 2019

Cash and cash equivalents	$92	286
Equity investments*	3,136	2,961
Net properties, plants and equipment	3,410	3,349
Short-term debt	25	25
Long-term debt	3,491	3,491
* Included in “Investments and long-term receivables” line item on the Phillips 66 consolidated balance sheet.

For the three months ended March 31, 2020 and 2019, on a settlement-date basis, Phillips 66 Partners generated net proceeds of $2 million and $32 million, respectively, from common units issued under its continuous offering of common units, or at-the-market (ATM) programs. Since inception in June 2016 and through March 31, 2020, the ATM programs have generated net proceeds of $494 million.

Phillips 66 Partners has a consolidated holding company that owns 65% of Gray Oak Pipeline, LLC. After deducting a co-venturer’s pending acquisition of a 35% interest in the consolidated holding company, Phillips 66 Partners has an effective ownership interest of 42.25% in Gray Oak Pipeline, LLC. Gray Oak Pipeline, LLC was formed to develop and construct the Gray Oak Pipeline which transports crude oil from the Permian and Eagle Ford to Texas Gulf Coast destinations that include Corpus Christi and the Sweeny area, including the Phillips 66 Sweeny Refinery, as well as access to the Houston market. On April 1, 2020, the Gray Oak Pipeline commenced full operations from West Texas to Texas Gulf Coast destinations. The Eagle Ford segment of the pipeline commenced operations later in April. Accordingly, the co-venturer’s 35% interest in the holding company is expected to be recharacterized from a long-term obligation to a noncontrolling interest on our consolidated balance sheet in the second quarter. Also at that time, the premium paid by the co-venturer will be recharacterized from a long-term obligation to a gain in our consolidated statement of operations. For the three months ended March 31, 2020, the co-venturer contributed an aggregate of $23 million to the holding company to fund its portion of Gray Oak Pipeline LLC’s cash calls. See Note 5—Investments, Loans and Long-Term Receivables, for further discussion regarding Phillips 66 Partners’ investment in Gray Oak Pipeline, LLC.

Note 20—Condensed Consolidating Financial Information

Phillips 66 has senior notes outstanding, the payment obligations of which are fully and unconditionally guaranteed by Phillips 66 Company, a 100 percent-owned subsidiary. The following condensed consolidating financial information presents the results of operations, financial position and cash flows for:

•	Phillips 66 and Phillips 66 Company (in each case, reflecting investments in subsidiaries utilizing the equity method of accounting).

•	All other nonguarantor subsidiaries.

•	The consolidating adjustments necessary to present Phillips 66’s results on a consolidated basis.

This condensed consolidating financial information should be read in conjunction with the accompanying consolidated financial statements and notes.

	Millions of Dollars
	Three Months Ended March 31, 2020
Statement of Operations	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Revenues and Other Income
Sales and other operating revenues	$—	15,510	5,368	—	20,878
Equity in earnings (losses) of affiliates	(2,420)	(361)	239	2,907	365
Net gain on dispositions	—	1	—	—	1
Other income (loss)	—	(2)	2	—	—
Intercompany revenues	—	930	2,418	(3,348)	—
Total Revenues and Other Income (Loss)	(2,420)	16,078	8,027	(441)	21,244

Costs and Expenses
Purchased crude oil and products	—	14,986	6,689	(3,235)	18,440
Operating expenses	—	1,117	254	(30)	1,341
Selling, general and administrative expenses	3	211	107	(2)	319
Depreciation and amortization	—	235	107	—	342
Impairments	—	1,805	1,201	—	3,006
Taxes other than income taxes	—	123	34	—	157
Accretion on discounted liabilities	—	5	1	—	6
Interest and debt expense	78	36	78	(81)	111
Total Costs and Expenses	81	18,518	8,471	(3,348)	23,722
Loss before income taxes	(2,501)	(2,440)	(444)	2,907	(2,478)
Income tax benefit	(5)	(20)	(26)	—	(51)
Net Loss	(2,496)	(2,420)	(418)	2,907	(2,427)
Less: net income attributable to noncontrolling interests	—	—	69	—	69
Net Loss Attributable to Phillips 66	$(2,496)	(2,420)	(487)	2,907	(2,496)

Comprehensive Loss	$(2,704)	(2,628)	(627)	3,324	(2,635)

	Millions of Dollars
	Three Months Ended March 31, 2019
Statement of Operations	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Revenues and Other Income
Sales and other operating revenues	$—	17,415	5,688	—	23,103
Equity in earnings of affiliates	281	431	165	(361)	516
Net gain on dispositions	—	—	1	—	1
Other income	—	20	18	—	38
Intercompany revenues	—	1,161	3,215	(4,376)	—
Total Revenues and Other Income	281	19,027	9,087	(4,737)	23,658

Costs and Expenses
Purchased crude oil and products	—	17,080	8,254	(4,279)	21,055
Operating expenses	—	1,000	326	(19)	1,307
Selling, general and administrative expenses	3	255	110	(2)	366
Depreciation and amortization	—	227	104	—	331
Impairments	—	—	1	—	1
Taxes other than income taxes	—	95	33	—	128
Accretion on discounted liabilities	—	4	1	1	6
Interest and debt expense	93	36	67	(77)	119
Foreign currency transaction losses	—	—	5	—	5
Total Costs and Expenses	96	18,697	8,901	(4,376)	23,318
Income before income taxes	185	330	186	(361)	340
Income tax expense (benefit)	(19)	49	40	—	70
Net Income	204	281	146	(361)	270
Less: net income attributable to noncontrolling interests	—	—	66	—	66
Net Income Attributable to Phillips 66	$204	281	80	(361)	204

Comprehensive Income	$276	353	211	(498)	342

	Millions of Dollars
	March 31, 2020
Balance Sheet	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Assets
Cash and cash equivalents	$—	809	412	—	1,221
Accounts and notes receivable	—	3,114	3,726	(2,281)	4,559
Inventories	—	3,821	1,510	—	5,331
Prepaid expenses and other current assets	—	387	207	—	594
Total Current Assets	—	8,131	5,855	(2,281)	11,705
Investments and long-term receivables	30,738	24,454	10,173	(51,730)	13,635
Net properties, plants and equipment	—	13,738	10,313	—	24,051
Goodwill	—	1,047	378	—	1,425
Intangibles	—	744	136	—	880
Other assets	13	4,239	662	(3,150)	1,764
Total Assets	$30,751	52,353	27,517	(57,161)	53,460

Liabilities and Equity
Accounts payable	$—	5,296	2,307	(2,281)	5,322
Short-term debt	2,196	16	31	—	2,243
Accrued income and other taxes	—	303	400	—	703
Employee benefit obligations	—	271	30	—	301
Other accruals	134	1,620	548	(342)	1,960
Total Current Liabilities	2,330	7,506	3,316	(2,623)	10,529
Long-term debt	6,936	165	3,619	—	10,720
Asset retirement obligations and accrued environmental costs	—	460	175	—	635
Deferred income taxes	—	3,863	1,627	(3)	5,487
Employee benefit obligations	—	787	213	—	1,000
Other liabilities and deferred credits	83	9,782	5,799	(14,214)	1,450
Total Liabilities	9,349	22,563	14,749	(16,840)	29,821
Common stock	3,195	25,859	9,527	(35,386)	3,195
Retained earnings	19,198	4,922	1,453	(6,405)	19,168
Accumulated other comprehensive loss	(991)	(991)	(479)	1,470	(991)
Noncontrolling interests	—	—	2,267	—	2,267
Total Liabilities and Equity	$30,751	52,353	27,517	(57,161)	53,460

	Millions of Dollars
	December 31, 2019
Balance Sheet	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Assets
Cash and cash equivalents	$—	136	1,478	—	1,614
Accounts and notes receivable	86	6,334	4,148	(2,058)	8,510
Inventories	—	2,594	1,182	—	3,776
Prepaid expenses and other current assets	2	362	131	—	495
Total Current Assets	88	9,426	6,939	(2,058)	14,395
Investments and long-term receivables	33,082	25,039	10,989	(54,539)	14,571
Net properties, plants and equipment	—	13,676	10,110	—	23,786
Goodwill	—	2,853	417	—	3,270
Intangibles	—	732	137	—	869
Other assets	14	4,290	714	(3,189)	1,829
Total Assets	$33,184	56,016	29,306	(59,786)	58,720

Liabilities and Equity
Accounts payable	$—	7,024	3,609	(2,058)	8,575
Short-term debt	500	16	31	—	547
Accrued income and other taxes	—	386	593	—	979
Employee benefit obligations	—	648	62	—	710
Other accruals	65	850	249	(329)	835
Total Current Liabilities	565	8,924	4,544	(2,387)	11,646
Long-term debt	7,434	155	3,627	—	11,216
Asset retirement obligations and accrued environmental costs	—	460	178	—	638
Deferred income taxes	—	3,727	1,828	(2)	5,553
Employee benefit obligations	—	825	219	—	1,044
Other liabilities and deferred credits	245	8,975	5,465	(13,231)	1,454
Total Liabilities	8,244	23,066	15,861	(15,620)	31,551
Common stock	3,634	25,838	9,516	(35,354)	3,634
Retained earnings	22,094	7,900	1,940	(9,870)	22,064
Accumulated other comprehensive loss	(788)	(788)	(270)	1,058	(788)
Noncontrolling interests	—	—	2,259	—	2,259
Total Liabilities and Equity	$33,184	56,016	29,306	(59,786)	58,720

	Millions of Dollars
	Three Months Ended March 31, 2020
Statement of Cash Flows	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Cash Flows From Operating Activities
Net Cash Provided by (Used in) Operating Activities	$643	(364)	494	(556)	217

Cash Flows From Investing Activities
Capital expenditures and investments	—	(292)	(631)	—	(923)
Return of investments in equity affiliates	—	—	38	—	38
Proceeds from asset dispositions	—	1	—	—	1
Intercompany lending activities	(973)	1,914	(941)	—	—
Advances/loans—related parties	—	—	(8)	—	(8)
Other	—	(25)	40	—	15
Net Cash Provided by (Used in) Investing Activities	(973)	1,598	(1,502)	—	(877)

Cash Flows From Financing Activities
Issuance of debt	1,199	—	—	—	1,199
Repayment of debt	—	(5)	(2)	—	(7)
Issuance of common stock	6	—	—	—	6
Repurchase of common stock	(443)	—	—	—	(443)
Dividends paid on common stock	(396)	(556)	—	556	(396)
Distributions to noncontrolling interests	—	—	(61)	—	(61)
Net proceeds from issuance of Phillips 66 Partners LP common units	—	—	2	—	2
Other	(36)	—	12	—	(24)
Net Cash Provided by (Used in) Financing Activities	330	(561)	(49)	556	276

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	(9)	—	(9)

Net Change in Cash and Cash Equivalents	—	673	(1,066)	—	(393)
Cash and cash equivalents at beginning of period	—	136	1,478	—	1,614
Cash and Cash Equivalents at End of Period	$—	809	412	—	1,221

	Millions of Dollars
	Three Months Ended March 31, 2019
Statement of Cash Flows	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Cash Flows From Operating Activities
Net Cash Provided by (Used in) Operating Activities	$3	(384)	21	(118)	(478)

Cash Flows From Investing Activities
Capital expenditures and investments	—	(234)	(863)	—	(1,097)
Return of investments in equity affiliates	—	—	21	—	21
Proceeds from asset dispositions	—	—	82	—	82
Intercompany lending activities	731	(806)	75	—	—
Other	—	(26)	8	—	(18)
Net Cash Provided by (Used in) Investing Activities	731	(1,066)	(677)	—	(1,012)

Cash Flows From Financing Activities
Issuance of debt	—	—	725	—	725
Repayment of debt	—	(5)	(587)	—	(592)
Issuance of common stock	8	—	—	—	8
Repurchase of common stock	(344)	—	—	—	(344)
Dividends paid on common stock	(364)	—	(118)	118	(364)
Distributions to noncontrolling interests	—	—	(56)	—	(56)
Net proceeds from issuance of Phillips 66 Partners LP common units	—	—	32	—	32
Other	(34)	—	341	—	307
Net Cash Provided by (Used in) Financing Activities	(734)	(5)	337	118	(284)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	8	—	8

Net Change in Cash and Cash Equivalents	—	(1,455)	(311)	—	(1,766)
Cash and cash equivalents at beginning of period	—	1,648	1,371	—	3,019
Cash and Cash Equivalents at End of Period	$—	193	1,060	—	1,253

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

The terms “earnings” and “loss” as used in Management’s Discussion and Analysis refer to net income (loss) attributable to Phillips 66. The terms “before-tax income” or “before-tax loss” as used in Management’s Discussion and Analysis refer to income (loss) before income taxes.

EXECUTIVE OVERVIEW AND BUSINESS ENVIRONMENT

Phillips 66 is an energy manufacturing and logistics company with midstream, chemicals, refining, and marketing and specialties businesses. At March 31, 2020, we had total assets of $53.5 billion. Our common stock trades on the New York Stock Exchange under the symbol PSX.

Executive Overview
The global markets for crude oil and petroleum products were materially disrupted during the first quarter of 2020 by two significant events:

•
The outbreak of Coronavirus Disease 2019 (COVID-19) and its development into a pandemic resulted in significant economic disruption globally. Actions taken by governments to prevent the spread of the disease included severe travel and business restrictions, which resulted in substantial decreases in the demand for many refined petroleum products, particularly gasoline and jet fuel. This drop in demand led refiners to reduce crude oil processing rates and eventually led to lower crude oil demand and prices.

•
The dispute over production levels between Russia and the members of the Organization of Petroleum Exporting Countries (OPEC), including Saudi Arabia, resulted in an oversupply of crude oil, which exacerbated the decline in crude oil prices and eventually led to lower petroleum product prices.

These events resulted in significant reductions in realized margins and materially impacted our results of operations in the first quarter of 2020. Our first quarter results of operations also reflect a $1.8 billion goodwill impairment, a $1.2 billion before-tax impairment of our investment in DCP Midstream, LLC (DCP Midstream), and approximately $50 million of lower-of-cost-or-market inventory charges recorded by certain of our equity affiliates.

In March and April of 2020, we took the following significant steps to enhance our liquidity:

•	Secured a $2 billion, 364-day term loan facility, under which we have drawn $1 billion to date.

•	Issued $1 billion of senior unsecured notes in equal tranches of three- and five-year maturities.

•	Temporarily suspended our share repurchase programs.

•	Reduced our consolidated capital spending plans in 2020 by $700 million.

•	Executed a plan to reduce operating and administrative costs by $500 million in 2020.

OPEC has agreed to crude oil production cuts into 2022, but the near-term outlook for petroleum product demand remains highly uncertain, prices remain volatile, and margins and volumes remain challenged. The depth and duration of the economic consequences of the COVID-19 pandemic are currently unknown. However, the adverse economic effects on our company have continued into the second quarter and will likely continue to be significant in the near term.

In the first quarter of 2020, we reported a loss of $2.5 billion, generated cash from operating activities of $217 million, borrowed $1.0 billion under a new term loan facility and borrowed $200 million of commercial paper. We used available cash to fund capital expenditures and investments of $923 million, repurchase $443 million of our common stock and pay dividends of $396 million. We ended the first quarter of 2020 with $1.2 billion of cash and cash equivalents and approximately $5.7 billion of total committed capacity available under our revolving credit facilities.

Business Environment
The Midstream segment includes our Transportation and Natural Gas Liquids (NGL) businesses. Our Transportation business contains fee-based operations that are not directly exposed to commodity price risk. Our NGL business results are primarily driven by fractionation and terminaling margins, throughput volumes, and impacts from NGL prices. The Midstream segment also includes our 50% equity investment in DCP Midstream. Compared with the first quarter of 2019, NGL prices have experienced significant volatility and declined in the first quarter of 2020 resulting from the negative economic impacts from the response to the COVID-19 pandemic.

The Chemicals segment consists of our 50% equity investment in Chevron Phillips Chemical Company LLC (CPChem). The chemicals and plastics industry is mainly a commodity-based industry where the margins for key products are based on supply and demand, as well as cost factors. During the first quarter of 2020, the benchmark high-density polyethylene chain margin decreased, compared with the first quarter of 2019, driven by continued supply increases from the startup of new polyethylene plants in 2019 and trade policy uncertainty.

Our Refining segment results are driven by several factors, including refining margins, refinery throughput, feedstock costs, product yields, turnaround activity, and other operating costs. The price of U.S. benchmark crude oil, West Texas Intermediate (WTI) at Cushing, Oklahoma, decreased to an average of $45.97 per barrel during the first quarter of 2020, compared with an average of $54.87 per barrel in the first quarter of 2019, driven by a significant decline in global demand for petroleum products in March 2020, as a result of the negative global economic impacts in response to the COVID-19 pandemic, combined with increased crude supply from Russia and OPEC. Market crack spreads are used as indicators of refining margins and measure the difference between market prices for refined petroleum products and crude oil. During the first quarter of 2020, the worldwide market crack spreads were relatively flat compared with the first quarter of 2019. However, starting in mid-March, the gasoline and jet fuel crack spreads have significantly decreased, mainly driven by a sharp decline in demand for refined petroleum products resulting from significant global economic disruption in response to the COVID-19 pandemic.

Results for our Marketing and Specialties (M&S) segment depend largely on marketing fuel margins, lubricant margins, and other specialty product sales. While M&S margins are primarily driven by market factors, largely determined by the relationship between supply and demand, marketing fuel margins, in particular, are influenced by the trend in spot prices for refined petroleum products. Generally speaking, a downward trend of spot prices has a favorable impact on marketing fuel margins, while an upward trend of spot prices has an unfavorable impact on marketing fuel margins. The decline in demand for gasoline and jet fuel led to lower revenues derived from selling those products.

RESULTS OF OPERATIONS

Unless otherwise indicated, discussion of results for the three months ended March 31, 2020, is based on a comparison with the corresponding period of 2019.

Consolidated Results

A summary of income (loss) before income taxes by business segment with a reconciliation to net income (loss) attributable to Phillips 66 follows:

	Millions of Dollars
	Three Months Ended March 31
	2020	2019

Midstream	$(702)	316
Chemicals	169	227
Refining	(2,261)	(198)
Marketing and Specialties	513	205
Corporate and Other	(197)	(210)
Income (loss) before income taxes	(2,478)	340
Income tax expense (benefit)	(51)	70
Net income (loss)	(2,427)	270
Less: net income attributable to noncontrolling interests	69	66
Net income (loss) attributable to Phillips 66	$(2,496)	204

Our earnings decreased $2,700 million in the first quarter of 2020, mainly reflecting:

•	A $1,845 million goodwill impairment in our Refining segment.

•	A $1,161 million before-tax impairment of our investment in DCP Midstream.

•	Lower refinery production.

•	Lower equity in earnings of affiliates in our Refining and Chemicals segments.

These decreases were partially offset by:

•	Higher realized marketing margins.

•	Improved results from our NGL and Other business.

•	Higher equity in earnings of affiliates in our Midstream segment.

•	An income tax benefit in the current period.

See the “Segment Results” section for additional information on our segment results.

Statement of Operations Analysis

Sales and other operating revenues and purchased crude oil and products decreased 10% and 12%, respectively, in the first quarter of 2020. These decreases were mainly due to lower prices for refined petroleum products, crude oil and NGL.

Equity in earnings of affiliates decreased 29% in the first quarter of 2020. The decrease was mainly due to lower refining margins at WRB Refining LP (WRB) and lower polyethylene margins at CPChem, partially offset by improved results from our Midstream joint venture assets.

Other income decreased $38 million in the first quarter of 2020. The decrease was primarily driven by a decrease in the fair value of deferred compensation investments in the first quarter of 2020, compared with an increase in the fair value of deferred compensation investments in the first quarter of 2019. See Note 13—Fair Value Measurements, in the Notes to Consolidated Financial Statements, for additional information on the fair value of the deferred compensation investments.

Selling, general and administrative expenses decreased 13% in the first quarter of 2020, mainly due to lower selling costs in our M&S segment and lower employee-related expenses.

Impairments were $3.0 billion in the first quarter of 2020, consisting of a before-tax impairment of $1.2 billion associated with our investment in DCP Midstream, and a $1.8 billion before-tax goodwill impairment in our Refining segment. See Note 5—Investments, Loans and Long-Term Receivables and Note 7—Goodwill, in the Notes to Consolidated Financial Statements, for additional information associated with these impairments.

We had an income tax benefit of $51 million in the first quarter of 2020, compared with an income tax expense of $70 million in the first quarter of 2019. The benefit in the first quarter of 2020 was attributable to a loss before income taxes. See Note 18—Income Taxes, in the Notes to Consolidated Financial Statements, for information regarding our effective income tax rates.

Segment Results

Midstream

	Three Months Ended March 31
	2020	2019

	Millions of Dollars
Income (Loss) Before Income Taxes
Transportation	$200	203
NGL and Other	179	90
DCP Midstream	(1,081)	23
Total Midstream	$(702)	316

	Thousands of Barrels Daily
Transportation Volumes
Pipelines*	3,178	3,176
Terminals	3,148	3,063
Operating Statistics
NGL fractionated**	198	234
NGL production***	396	428
* Pipelines represent the sum of volumes transported through each separately tariffed consolidated pipeline segment.
** Excludes DCP Midstream.
*** Includes 100% of DCP Midstream’s volumes.

Dollars Per Gallon
Weighted-Average NGL Price*
DCP Midstream	$0.39	0.60
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

The Midstream segment had a before-tax loss of $702 million in the first quarter of 2020, compared with before-tax income of $316 million in the first quarter of 2019. The decrease was primarily driven by a $1,161 million before-tax impairment of our equity investment in DCP Midstream, partially offset by improved results from our NGL and Other business and higher equity earnings from DCP Midstream.

Before-tax income from our Transportation business decreased slightly in the first quarter of 2020.

Before-tax income from our NGL and Other business increased $89 million in the first quarter of 2020. The increase was mainly due to improved margins and volumes at the Sweeny Hub, a favorable impact from our trading activities associated with NGL inventory management, the start-up of a new isomerization unit at our Lake Charles Refinery in the second half of 2019, and higher equity earnings.

The before-tax loss from our investment in DCP Midstream was $1,081 million in the first quarter of 2020, compared with before-tax income of $23 million in the first quarter of 2019. The current period loss was primarily due to a $1,161 million before-tax impairment of our equity investment in DCP Midstream. Excluding the impairment, equity earnings from DCP Midstream increased $57 million in the first quarter of 2020, primarily driven by favorable impacts from its commodity price risk management activities, and DCP Midstream’s increased ownership interest in DCP Partners associated with the Incentive Distribution Rights elimination transaction in the fourth quarter of 2019.

The fair value of our investment in DCP Midstream depends on the market value of DCP Partners common units. The market value of DCP Partners common units declined by approximately 85% in the first quarter of 2020.  As a result, at March 31, 2020, the fair value of our investment in DCP Midstream was significantly lower than its book value. We concluded the difference between its fair value and book value was not temporary primarily due to its magnitude. Accordingly, we recorded a $1,161 million before-tax impairment of our investment in the first quarter of 2020.  This charge is included in the “Impairments” line item on our consolidated statement of operations. Following the impairment, our investment in DCP Midstream had a book value of $245 million at March 31, 2020. The impairment increased the basis difference for our investment in DCP Midstream, which indicates the carrying value of our investment is lower than our share of DCP Midstream’s recorded net assets. The basis difference of $1,795 million is expected to be amortized and recognized as a benefit to equity earnings over a period of 22 years, which was the estimated remaining useful life of DCP Midstream’s properties, plants and equipment (PP&E) at March 31, 2020. See Note 13—Fair Value Measurements, in the Notes to Consolidated Financial Statements, for additional information on the techniques used to determine the fair value of our investment in DCP Midstream.

See the “Executive Overview and Business Environment” section for information on market factors impacting this quarter’s results.

Chemicals

	Three Months Ended March 31
	2020	2019

	Millions of Dollars

Income Before Income Taxes	$169	227

	Millions of Pounds
CPChem Externally Marketed Sales Volumes*
Olefins and Polyolefins	4,600	4,692
Specialties, Aromatics and Styrenics	1,188	1,069
	5,788	5,761
* Represents 100% of CPChem’s outside sales of produced petrochemical products, as well as commission sales from equity affiliates.

Olefins and Polyolefins Capacity Utilization (percent)	98%	98

The Chemicals segment consists of our 50% interest in CPChem, which we account for under the equity method. CPChem uses NGL and other feedstocks to produce petrochemicals. These products are then marketed and sold or used as feedstocks to produce plastics and other chemicals. We structure our reporting of CPChem’s operations around two primary business lines: Olefins and Polyolefins (O&P) and Specialties, and Aromatics and Styrenics (SA&S).

Before-tax income from the Chemicals segment decreased $58 million in the first quarter of 2020. The decrease was mainly due to decreased polyethylene margins and lower equity earnings from CPChem’s equity affiliates resulting from their higher turnaround activities and lower margins. In addition, CPChem recorded a lower-of-cost-or-market write-down of inventories valued on the last-in, first-out (LIFO) basis, and our portion of the write-down reduced our equity earnings from CPChem by $24 million, before-tax. These decreases were partially offset by higher polyethylene sales volumes, lower utility expenses and lower maintenance activities during the first quarter of 2020.

See the “Executive Overview and Business Environment” section for information on market factors impacting this quarter’s results.

Refining

	Three Months Ended March 31
	2020	2019

	Millions of Dollars
Income (Loss) Before Income Taxes
Atlantic Basin/Europe	$(637)	(7)
Gulf Coast	(843)	(118)
Central Corridor	(227)	77
West Coast	(554)	(150)
Worldwide	$(2,261)	(198)

	Dollars Per Barrel
Income (Loss) Before Income Taxes
Atlantic Basin/Europe	$(15.41)	(0.17)
Gulf Coast	(13.16)	(1.80)
Central Corridor	(9.72)	3.22
West Coast	(19.87)	(4.89)
Worldwide	(14.44)	(1.22)

Realized Refining Margins*
Atlantic Basin/Europe	$2.38	7.76
Gulf Coast	6.76	5.44
Central Corridor	13.50	10.23
West Coast	4.80	6.25
Worldwide	7.11	7.23
* See the “Non-GAAP Reconciliations” section for a reconciliation of this non-GAAP measure to the most directly comparable measure under generally accepted accounting principles in the United States (GAAP), income (loss) before income taxes per barrel.

	Thousands of Barrels Daily
	Three Months Ended March 31
Operating Statistics	2020	2019
Refining operations*
Atlantic Basin/Europe
Crude oil capacity	537	537
Crude oil processed	437	427
Capacity utilization (percent)	81%	80
Refinery production	456	467
Gulf Coast
Crude oil capacity	769	764
Crude oil processed	645	654
Capacity utilization (percent)	84%	85
Refinery production	703	722
Central Corridor
Crude oil capacity	530	515
Crude oil processed	471	445
Capacity utilization (percent)	89%	86
Refinery production	488	468
West Coast
Crude oil capacity	364	364
Crude oil processed	279	307
Capacity utilization (percent)	77%	84
Refinery production	306	342
Worldwide
Crude oil capacity	2,200	2,180
Crude oil processed	1,832	1,833
Capacity utilization (percent)	83%	84
Refinery production	1,953	1,999
* Includes our share of equity affiliates.

The Refining segment refines crude oil and other feedstocks into petroleum products, such as gasoline, distillates and aviation fuels, at 13 refineries in the United States and Europe.

The before-tax loss from our Refining segment increased $2,063 million in the first quarter of 2020, primarily driven by a goodwill impairment of $1,845 million in the first quarter of 2020, combined with lower refinery production and higher operating expenses due to higher turnaround costs in the current quarter, partially offset by higher realized refining margins in the Gulf Coast and Central Corridor regions. Lower refinery production was mainly driven by a sharp decline in demand for petroleum products in March 2020 in response to the COVID-19 pandemic.

Our stock price declined significantly in the first quarter of 2020 due to the volatility in global commodity and equity markets related to the COVID-19 pandemic and other factors.  We assessed our goodwill for impairment due to the decline in our market capitalization and concluded that the carrying value of our Refining reporting unit at March 31, 2020, was greater than its fair value by an amount in excess of its goodwill balance. Accordingly, we recorded a goodwill impairment charge of $1,845 million in our Refining segment. This charge is included in the “Impairments” line item on our consolidated statement of operations. The fair value of our other reporting units continued to exceed their carrying values by a significant percentage. See Note 13—Fair Value Measurements, in the Notes to Consolidated Financial Statements, for additional information on the techniques used to determine the fair value of our Refining reporting unit.

See the “Executive Overview and Business Environment” section for information on market factors impacting this quarter’s results.

Our worldwide refining crude oil capacity utilization rate was 83% in the first quarter of 2020, compared with 84% in the first quarter of 2019. The decrease in the current quarter was primarily due to refinery economic run cuts in March 2020 in response to the COVID-19 pandemic.

Marketing and Specialties

	Three Months Ended March 31
	2020	2019

	Millions of Dollars
Income Before Income Taxes
Marketing and Other	$471	138
Specialties	42	67
Total Marketing and Specialties	$513	205

	Dollars Per Barrel
Income Before Income Taxes
U.S.	$1.79	0.60
International	6.58	2.25

Realized Marketing Fuel Margins*
U.S.	$2.08	1.06
International	8.53	3.80
* See the “Non-GAAP Reconciliations” section for a reconciliation of this non-GAAP measure to the most directly comparable GAAP measure, income before income taxes per barrel.

	Dollars Per Gallon
U.S. Average Wholesale Prices*
Gasoline	$1.77	1.86
Distillates	1.76	2.04
* On third-party branded petroleum product sales, excluding excise taxes.

	Thousands of Barrels Daily
Marketing Petroleum Products Sales Volumes
Gasoline	1,066	1,151
Distillates	1,037	940
Other	20	18
Total	2,123	2,109

The M&S segment purchases for resale and markets refined petroleum products, such as gasoline, distillates and aviation fuels, mainly in the United States and Europe. In addition, this segment includes the manufacturing and marketing of specialty products, such as base oils and lubricants.

Before-tax income from the M&S segment increased $308 million in the first quarter of 2020. The increase was primarily due to higher realized marketing fuel margins.

See the “Executive Overview and Business Environment” section for information on marketing fuel margins and other market factors impacting this quarter’s results.

Corporate and Other

	Millions of Dollars
	Three Months Ended March 31
	2020	2019
Loss Before Income Taxes
Net interest expense	$(103)	(108)
Corporate overhead and other	(94)	(102)
Total Corporate and Other	$(197)	(210)

Net interest expense consists of interest and financing expense, net of interest income and capitalized interest. Corporate overhead and other includes general and administrative expenses, technology costs, environmental costs associated with sites no longer in operation, foreign currency transaction gains and losses, and other costs not directly associated with an operating segment. Corporate overhead and other decreased $8 million in the first quarter of 2020, mainly driven by lower employee-related expenses.

CAPITAL RESOURCES AND LIQUIDITY

Financial Indicators

	Millions of Dollars, Except as Indicated
	March 31 2020	December 31 2019

Cash and cash equivalents	$1,221	1,614
Short-term debt	2,243	547
Total debt	12,963	11,763
Total equity	23,639	27,169
Percent of total debt to capital*	35%	30
* Capital includes total debt and total equity.

To meet our short- and long-term liquidity requirements, we seek a variety of funding sources but rely primarily on cash generated from operating activities and debt financing. Additionally, Phillips 66 Partners has the ability to fund its growth activities through debt and equity financings. During the first three months of 2020, we generated $217 million of cash from operations, borrowed $1 billion under our new term loan facility, and borrowed $200 million under our commercial paper facility. We used available cash primarily for capital expenditures and investments of $923 million; repurchases of our common stock of $443 million; and dividend payments on our common stock of $396 million. During the first three months of 2020, cash and cash equivalents decreased $393 million to $1.2 billion.

We believe current cash and cash equivalents and cash generated by operations, together with access to external sources of funds as described below under “Significant Sources of Capital,” will be sufficient to meet our funding requirements in the near and long term, including our capital spending, dividend payments, defined benefit plan contributions, and debt repayments.

Significant Sources of Capital

Operating Activities
During the first three months of 2020, cash generated by operating activities was $217 million, compared with cash used in operating activities of $478 million for the first three months of 2019. The increase in the first three months of 2020, compared with the same period in 2019, was mainly due to favorable working capital impacts, partially offset by decreased cash distributions from our equity affiliates.

Our short- and long-term operating cash flows are highly dependent upon refining and marketing margins, NGL prices and chemical margins. Prices and margins in our industry are typically volatile, and are driven by market conditions over which we have little or no control. Absent other mitigating factors, as these prices and margins fluctuate, we would expect a corresponding change in our operating cash flows. The recent decline in demand for petroleum products has led to a significant decrease in refining margins. If the global economic disruption associated with the COVID-19 pandemic sustains, we expect refining, marketing and chemical margins, along with transportation volumes, to remain challenged in the near term, all of which could have a significant unfavorable impact on our future operating cash flows.

The level and quality of output from our refineries also impacts our cash flows. Factors such as operating efficiency, maintenance turnarounds, market conditions, feedstock availability, and weather conditions can affect output. We actively manage the operations of our refineries, and any variability in their operations typically has not been as significant to cash flows as that caused by margins and prices. However, the recent decline in demand for petroleum products has led to a reduction of our refinery production; and if the global economic disruption associated with the COVID-19 pandemic sustains, we expect the reduced refinery production to continue in the near term, which could have a significant unfavorable impact on our future operating cash flows.

Equity Affiliate Operating Distributions
Our operating cash flows are also impacted by distribution decisions made by our equity affiliates. During the first three months of 2020, cash from operations included distributions of $361 million from our equity affiliates, compared with $611 million during the same period of 2019. We cannot control the amount of future dividends from equity affiliates; therefore, future dividend payments by these equity affiliates are not assured. If the global economic disruption associated with the COVID-19 pandemic sustains, we expect lower distributions from our equity affiliates.

Phillips 66 Partners LP

Unit Issuances
During the first three months of 2020, on a settlement-date basis, Phillips 66 Partners generated net proceeds of $2 million from common units issued under its active continuous offering of common units, or at-the-market (ATM) program. Since inception in June 2016 through March 31, 2020, net proceeds of $494 million have been received under its ATM programs.

Transfer of Equity Interests
Phillips 66 Partners has a consolidated holding company that owns 65% of Gray Oak Pipeline, LLC. After deducting a co-venturer’s pending acquisition of a 35% interest in the consolidated holding company, Phillips 66 Partners has an effective ownership interest of 42.25% in Gray Oak Pipeline, LLC. Gray Oak Pipeline, LLC was formed to develop and construct the Gray Oak Pipeline which transports crude oil from the Permian and Eagle Ford to Texas Gulf Coast destinations that include Corpus Christi and the Sweeny area, including the Phillips 66 Sweeny Refinery, as well as access to the Houston market. On April 1, 2020, the Gray Oak Pipeline commenced full operations from West Texas to Texas Gulf Coast destinations. The Eagle Ford segment of the pipeline commenced operations later in April. Accordingly, the co-venturer’s 35% interest in the holding company is expected to be recharacterized from a long-term obligation to a noncontrolling interest on our consolidated balance sheet in the second quarter. Also at that time, the premium paid by the co-venturer will be recharacterized from a long-term obligation to a gain in our consolidated statement of operations. For the three months ended March 31, 2020, the co-venturer contributed an aggregate of $23 million to the holding company to fund its portion of Gray Oak Pipeline LLC’s cash calls. See Note 5—Investments, Loans and Long-Term Receivables, in the Notes to Consolidated Financial Statements, for further discussion regarding Phillips 66 Partners’ investment in Gray Oak Pipeline, LLC.

Credit Facilities and Commercial Paper
At March 31, 2020, no amount had been drawn under Phillips 66’s $5 billion revolving credit facility and no amount had been directly drawn under Phillips 66 Partners’ $750 million revolving credit facility; however, $3 million in letters of credit had been issued under Phillips 66 Partners’ revolving credit facility. As a result, we had approximately $5.7 billion of total committed capacity available under our revolving credit facilities at March 31, 2020. In addition, at March 31, 2020, borrowings of $200 million were outstanding under Phillips 66’s uncommitted $5 billion commercial paper program.

Other Debt Issuances and Financings
On April 9, 2020, Phillips 66 closed on a public offering of $1 billion aggregate principal amount of senior unsecured notes consisting of:

•	$500 million aggregate principal amount of 3.700% Senior Notes due 2023.

•	$500 million aggregate principal amount of 3.850% Senior Notes due 2025.

Interest on the Senior Notes due 2023 is payable semiannually on April 6 and October 6 of each year, commencing on October 6, 2020. Interest on the Senior Notes due 2025 is payable semiannually on April 9 and October 9 of each year, commencing on October 9, 2020. Proceeds of $993 million, net of underwriters’ discounts and commissions and debt issuance costs, are being used for general corporate purposes.

On March 19, 2020, Phillips 66 entered into a $1 billion 364-day delayed draw term loan agreement (the Facility) and borrowed $1 billion under the Facility shortly thereafter. On April 6, 2020, Phillips 66 increased the size of the Facility to $2 billion, with $1 billion of capacity remaining undrawn. Borrowings under the Facility bear interest at a floating rate based on either the Eurodollar rate or the reference rate, plus a margin determined by the credit rating of Phillips 66’s senior unsecured long‑term debt. Phillips 66 is using the proceeds from the debt issuance for general corporate purposes.

Off-Balance Sheet Arrangements

Lease Residual Value Guarantees
Under the operating lease agreement on our headquarters facility in Houston, Texas, we have a residual value guarantee with a maximum future exposure of $554 million at March 31, 2020. The operating lease term ends in June 2021 and provides us the option, at the end of the lease term, to request to renew the lease, purchase the facility or assist the lessor in marketing it for resale. We also have residual value guarantees associated with railcar and airplane leases with maximum potential future payments totaling $362 million at March 31, 2020, which have remaining terms of up to four years.

Dakota Access, LLC (Dakota Access)
In March 2019, a wholly owned subsidiary of Dakota Access closed an offering of $2,500 million aggregate principal amount of unsecured senior notes. Dakota Access and Energy Transfer Crude Oil Company, LLC (ETCO) have guaranteed repayment of the notes. In addition, Phillips 66 Partners and its co-venturers in Dakota Access provided a Contingent Equity Contribution Undertaking (CECU) in conjunction with the notes offering. Under the CECU, if Dakota Access receives an unfavorable court ruling in the litigation related to certain disputed construction permits and Dakota Access determines that an equity contribution trigger event has occurred, the co-venturers may be severally required to make proportionate equity contributions to Dakota Access and ETCO up to an aggregate maximum of approximately $2,525 million. Phillips 66 Partners’ share of the maximum potential equity contributions under the CECU is approximately $631 million. In March 2020, the court in such litigation requested an Environmental Impact Statement from the U.S. Army Corps of Engineers, and requested additional information to make a further decision regarding whether the Dakota Access Pipeline should be shut down while the Environmental Impact Statement is being prepared. Currently, this ruling does not have any immediate impact on the operations of Dakota Access and ETCO.

Gray Oak Pipeline, LLC
Gray Oak Pipeline, LLC has a third-party term loan facility with a borrowing capacity of $1,379 million, inclusive of accrued interest. Borrowings under the facility are due on June 3, 2022.  Phillips 66 Partners and its co-venturers provided a guarantee through an equity contribution agreement requiring proportionate equity contributions to Gray Oak Pipeline, LLC up to the total outstanding loan amount, plus any additional accrued interest and associated fees, if the term loan facility is fully utilized and Gray Oak Pipeline, LLC defaults on certain of its obligations thereunder.  At March 31, 2020, the term loan facility was fully utilized by Gray Oak Pipeline, LLC, and Phillips 66 Partners’ 42.25% proportionate exposure under the equity contribution agreement was $583 million.

Other Guarantees
At March 31, 2020, we had other guarantees outstanding for our portion of certain joint venture debt obligations and purchase obligations, which have remaining terms of up to eight years. The maximum potential amount of future payments to third parties under these guarantees was approximately $331 million. Payment would be required if a joint venture defaults on its obligations.

See Note 10—Guarantees, in the Notes to Consolidated Financial Statements, for additional information on our guarantees.

Capital Requirements

Capital Expenditures and Investments
For information about our capital expenditures and investments, see the “Capital Spending” section below.

Debt Financing
Our total debt balance at March 31, 2020, and December 31, 2019, was $13.0 billion and $11.8 billion, respectively. Our total debt-to-capital ratio was 35% and 30% at March 31, 2020, and December 31, 2019, respectively.

In April 2020, Phillips 66 repaid the $300 million outstanding principal balance of its floating-rate notes due April 2020 and the $200 million outstanding principal balance of its term loan facility due April 2020. Also in April 2020, Phillips 66 Partners repaid the $25 million outstanding principal balance of its tax-exempt bonds due April 2020.

Dividends
On February 5, 2020, our Board of Directors declared a quarterly cash dividend of $0.90 per common share. The dividend was paid on March 2, 2020, to shareholders of record at the close of business on February 18, 2020.

Share Repurchases
Since July 2012, our Board of Directors has, at various times, authorized repurchases of our outstanding common stock under our share repurchase programs, which aggregate to a total of $15 billion. The authorizations do not have expiration dates. The share repurchases are expected to be funded primarily through available cash. The shares under these authorizations are repurchased from time to time in the open market at our discretion, subject to market conditions and other factors, and in accordance with applicable regulatory requirements. Since the inception of our share repurchase programs in 2012 through March 17, 2020, we have repurchased 159 million shares at an aggregate cost of $12.5 billion. Shares of stock repurchased are held as treasury shares. We suspended share repurchases in mid-March 2020 to preserve liquidity in response to the economic effects of the COVID-19 pandemic and other factors, and will evaluate timing to resume share repurchases.

Capital Spending

Our capital expenditures and investments represent consolidated capital spending. Our adjusted capital spending is a non-GAAP financial measure that demonstrates our net share of capital spending, and reflects an adjustment for the portion of our consolidated capital spending funded by certain joint venture partners.

	Millions of Dollars
	Three Months Ended March 31
	2020	2019
Capital Expenditures and Investments
Midstream	$603	841
Chemicals	—	—
Refining	245	194
Marketing and Specialties	25	19
Corporate and Other	50	43
Total Capital Expenditures and Investments	923	1,097
Less: capital spending funded by certain joint venture partners*	23	422
Adjusted Capital Spending	$900	675

Selected Equity Affiliates**
DCP Midstream	$46	150
CPChem	126	103
WRB	37	37
	$209	290
* Included in the Midstream segment.
** Our share of joint venture’s self-funded capital spending.

Midstream
During the first three months of 2020, capital spending in our Midstream segment included continued development of additional Gulf Coast fractionation capacity, construction activities related to increasing storage capacity at our crude oil and refined petroleum products terminal located near Beaumont, Texas, and cash contributions to our joint ventures to develop and construct the Liberty and Red Oak pipeline systems, as well as other return, reliability and maintenance projects. Phillips 66 Partners’ capital spending was mainly attributable to several major capital projects, including the Gray Oak Pipeline and related ventures, capacity expansion on the Sweeny to Pasadena refined petroleum products pipeline, and a new ethane pipeline from Clemens Caverns to petrochemical facilities in Gregory, Texas (C2G Pipeline).

The development and construction of the Red Oak Pipeline system and Sweeny Frac 4 projects have been deferred as a result of the current challenging business environment. On March 2, 2020, Phillips 66 Partners closed a transaction to acquire our 50% interest in Liberty for $75 million. Phillips 66 Partners and its co-venturer subsequently deferred the development and construction of the Liberty Pipeline system.

During the first three months of 2020, DCP Midstream’s self-funded capital expenditures and investments were $92 million on a 100% basis. Capital spending during this period was primarily for expansion projects, including the construction of the Latham II offloading facility and the Cheyenne Connector, and investments in the Sand Hills and Southern Hills joint ventures, as well as maintenance capital expenditures for existing assets. In April 2020, DCP Midstream announced capital and cost reduction plans, including a 75% growth capital reduction. We expect that DCP Midstream’s capital program will continue to be self-funded for the remainder of 2020.

Chemicals
During the first three months of 2020, CPChem had a self-funded capital program. During this period, on a 100% basis, CPChem’s capital expenditures and investments were $252 million. The capital spending was primarily for the continued development of its second U.S. Gulf Coast petrochemical project and debottlenecking projects on existing assets. We expect CPChem to continue self-funding its capital program for the remainder of 2020.

Refining
Capital spending for the Refining segment during the first three months of 2020 was primarily for refinery upgrade projects to enhance the yield of high value products, renewable diesel projects, improvements to the operating integrity of key processing units, and safety-related projects. Our equity affiliates in the Refining segment had self-funded capital programs during the first three months of 2020, and we expect them to continue self-funding their capital programs for the remainder of 2020.

Major construction activities included:

•	Installation and startup of facilities to improve product value at the Sweeny Refinery.

•	Installation of facilities to improve product value at the Ponca City and Bayway refineries.

•	Installation of facilities to produce biofuels at the Humber Refinery.

Marketing and Specialties
Capital spending for the M&S segment during the first three months of 2020 was primarily for the acquisition, development and enhancement of retail sites in Europe.

Corporate and Other
Capital spending for Corporate and Other during the first three months of 2020 was primarily for information technology.

2020 Capital Spending Budget Update
In late March 2020, we announced an update to the 2020 capital budget that was included in our 2019 Annual Report on Form 10-K.  In response to the current challenging business environment, we reduced our 2020 consolidated capital spending plans from $3.8 billion to $3.1 billion.  Capital spending net of cash capital contributions from certain joint venture partners (adjusted capital spending) is now expected to be $3.0 billion.  This $300 million reduction in adjusted capital spending from the original budget of $3.3 billion reflects a $700 million reduction in our consolidated capital spending, partially offset by a $400 million reduction in cash capital contributions expected from DCP Midstream, which is no longer expected to exercise its option to participate in the Sweeny Fracs 2 and 3 projects in 2020.  In Midstream, the Red Oak Pipeline and Sweeny Frac 4 project, as well as Phillips 66 Partners’ Liberty Pipeline, have been deferred.  Phillips 66 Partners has also postponed its final investment decision on the ACE Pipeline.  In Refining, we are deferring and canceling certain discretionary projects.

Contingencies

A number of lawsuits involving a variety of claims that arose in the ordinary course of business have been filed against us or are subject to indemnifications provided by us. We also may be required to remove or mitigate the effects on the environment of the placement, storage, disposal, or release of certain chemical, mineral and petroleum substances at various active and inactive sites. We regularly assess the need for financial recognition or disclosure of these contingencies. In the case of all known contingencies (other than those related to income taxes), we accrue a liability when the loss is probable and the amount is reasonably estimable. If a range of amounts can be reasonably estimated and no amount within the range is a better estimate than any other amount, then the minimum of the range is accrued. We do not reduce these liabilities for potential insurance or third-party recoveries. If applicable, we accrue receivables for probable insurance or other third-party recoveries. In the case of income tax-related contingencies, we use a cumulative probability-weighted loss accrual in cases where sustaining a tax position is less than certain.

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

Environmental
Like other companies in our industry, we are subject to numerous international, federal, state and local environmental laws and regulations. For a discussion of the most significant of these international and federal environmental laws and regulations, see the “Environmental” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2019 Annual Report on Form 10-K.

We occasionally receive requests for information or notices of potential liability from the U.S. Environmental Protection Agency (EPA) and state environmental agencies alleging that we are a potentially responsible party under the Federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or an equivalent state statute. On occasion, we also have been made a party to cost recovery litigation by those agencies or by private parties. These requests, notices and lawsuits assert potential liability for remediation costs at various sites that typically are not owned by us, but allegedly contain wastes attributable to our past operations. At March 31, 2020, and December 31, 2019, we had been notified of potential liability under CERCLA and comparable state laws at 27 sites within the United States.

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

For examples of legislation and regulation or precursors for possible regulation that do or could affect our operations, see the “Climate Change” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2019 Annual Report on Form 10-K.

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

	Millions of Dollars, Except as Indicated
Realized Refining Margins	Atlantic Basin/ Europe	Gulf Coast	Central Corridor	West Coast	Worldwide

Three Months Ended March 31, 2020
Loss before income taxes	$(637)	(843)	(227)	(554)	(2,261)
Plus:
Taxes other than income taxes	19	37	17	31	104
Depreciation, amortization and impairments	492	741	469	364	2,066
Selling, general and administrative expenses	13	7	6	10	36
Operating expenses	194	492	136	283	1,105
Equity in (earnings) losses of affiliates	2	(1)	51	—	52
Other segment (income) expense, net	(2)	1	(3)	1	(3)
Proportional share of refining gross margins contributed by equity affiliates	16	—	113	—	129
Special items:
Lower-of-cost-or-market inventory adjustments	—	—	35	—	35
Realized refining margins	$97	434	597	135	1,263

Total processed inputs (thousands of barrels)	41,335	64,066	23,345	27,877	156,623
Adjusted total processed inputs (thousands of barrels)*	41,335	64,066	44,291	27,877	177,569

Loss before income taxes per barrel (dollars per barrel)**	$(15.41)	(13.16)	(9.72)	(19.87)	(14.44)
Realized refining margins (dollars per barrel)***	2.38	6.76	13.50	4.80	7.11

Three Months Ended March 31, 2019
Income (loss) before income taxes	$(7)	(118)	77	(150)	(198)
Plus:
Taxes other than income taxes	15	23	13	24	75
Depreciation and amortization	50	67	33	62	212
Selling, general and administrative expenses	7	(2)	1	5	11
Operating expenses	233	384	145	249	1,011
Equity in (earnings) losses of affiliates	3	—	(84)	—	(81)
Other segment (income) expense, net	6	1	(2)	2	7
Proportional share of refining gross margins contributed by equity affiliates	17	—	267	—	284
Special items:
Pending claims and settlements	—	—	(21)	—	(21)
Realized refining margins	$324	355	429	192	1,300

Total processed inputs (thousands of barrels)	41,682	65,434	23,893	30,703	161,712
Adjusted total processed inputs (thousands of barrels)*	41,682	65,434	41,896	30,703	179,715

Income (loss) before income taxes per barrel (dollars per barrel)**	$(0.17)	(1.80)	3.22	(4.89)	(1.22)
Realized refining margins (dollars per barrel)***	7.76	5.44	10.23	6.25	7.23
* Adjusted total processed inputs include our proportional share of processed inputs of an equity affiliate.
** Income (loss) before income taxes divided by total processed inputs.
*** Realized refining margins per barrel, as presented, are calculated using the underlying realized refining margin amounts, in dollars, divided by adjusted total processed inputs, in barrels. As such, recalculated per barrel amounts using the rounded margins and barrels presented may differ from the presented per barrel amounts.

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

	Millions of Dollars, Except as Indicated
	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
	U.S.	International	U.S.	International
Realized Marketing Fuel Margins
Income before income taxes	$299	171	98	58
Plus:
Taxes other than income taxes	2	1	2	2
Depreciation and amortization	3	17	2	16
Selling, general and administrative expenses	127	63	155	62
Equity in earnings of affiliates	—	(22)	(1)	(22)
Other operating revenues*	(84)	2	(82)	(6)
Other segment (income) expense, net	—	—	—	(2)
Marketing margins	347	232	174	108
Less: margin for nonfuel related sales	—	10	—	10
Realized marketing fuel margins	$347	222	174	98

Total fuel sales volumes (thousands of barrels)	167,178	25,979	164,058	25,796

Income before income taxes per barrel (dollars per barrel)	$1.79	6.58	0.60	2.25
Realized marketing fuel margins (dollars per barrel)**	2.08	8.53	1.06	3.80
* Includes other nonfuel revenues.
  ** Realized marketing fuel margins per barrel, as presented, are calculated using the underlying realized marketing fuel margin amounts, in dollars, divided by sales volumes, in barrels. As such, recalculated per barrel amounts using the rounded margins and barrels presented may differ from the presented per barrel amounts.

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
We based the forward-looking statements on our current expectations, estimates and projections about us and the industries in which we operate in general. We caution you these statements are not guarantees of future performance as they involve assumptions that, while made in good faith, may prove to be incorrect, and involve risks and uncertainties we cannot predict. In addition, we based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, our actual outcomes and results may differ materially from what we have expressed or forecast in the forward-looking statements. Any differences could result from a variety of factors, including the following:

•	Fluctuations in NGL, crude oil, refined petroleum product and natural gas prices and refining, marketing and petrochemical margins.

•	Failure of new products and services to achieve market acceptance.

•	Unexpected changes in costs or technical requirements for constructing, modifying or operating our facilities or transporting our products.

•	Unexpected technological or commercial difficulties in manufacturing, refining or transporting our products, including chemical products.

•	Lack of, or disruptions in, adequate and reliable transportation for our NGL, crude oil, natural gas and refined petroleum products.

•	The level and success of drilling and quality of production volumes around our Midstream assets.

•	Our inability to timely obtain or maintain permits, including those necessary for capital projects.

•	Our inability to comply with government regulations or make capital expenditures required to maintain compliance.

•	Failure to complete definitive agreements and feasibility studies for, and to complete construction of, announced and future capital projects on time and within budget.

•	Potential disruption or interruption of our operations due to accidents, weather events, civil unrest, political events, terrorism or cyberattacks.

•	International monetary conditions and exchange controls.

•	Substantial investment or reduced demand for products as a result of existing or future environmental rules and regulations.

•	Liability resulting from litigation or for remedial actions, including removal and reclamation obligations under environmental regulations.

•
General domestic and international economic and political developments including: armed hostilities; expropriation of assets; changes in governmental policies relating to NGL, crude oil, natural gas or refined petroleum products pricing, regulation or taxation; actions taken by the members of OPEC affecting the production and pricing of crude oil; and other political, economic or diplomatic developments, including those caused by public health issues and outbreaks of diseases.

•	Changes in tax, environmental and other laws and regulations (including alternative energy mandates) applicable to our business.

•	Limited access to capital or significantly higher cost of capital related to changes to our credit profile or illiquidity or uncertainty in the domestic or international financial markets.

•	The operation, financing and distribution decisions of our joint ventures.

•	Domestic and foreign supplies of crude oil and other feedstocks.

•	Domestic and foreign supplies of petrochemicals and refined petroleum products, such as gasoline, diesel, aviation fuel and home heating oil.

•	Governmental policies relating to exports of crude oil and natural gas.

•	Overcapacity or undercapacity in the midstream, chemicals and refining industries.

•	Fluctuations in consumer demand for refined petroleum products.

•	The factors generally described in Item 1A.—Risk Factors in our 2019 Annual Report on Form 10-K and in Item 1A.—Risk Factors of Part II in this Quarterly Report on Form 10-Q.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our commodity price risk and interest rate risk at March 31, 2020, did not differ materially from the risks disclosed under Item 7A of our 2019 Annual Report on Form 10-K.

Item 4.   CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported within the time periods specified in U.S. Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. As of March 31, 2020, with the participation of management, our Chairman and Chief Executive Officer and our Executive Vice President, Finance and Chief Financial Officer carried out an evaluation, pursuant to Rule 13a-15(b) of the Act, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our Chairman and Chief Executive Officer and our Executive Vice President, Finance and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of March 31, 2020.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, in the quarterly period ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

Item 103 of Regulation S-K promulgated by the U.S. Securities and Exchange Commission (SEC) requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings and such proceedings involve potential monetary sanctions, unless we reasonably believe that the matter will result in no monetary sanctions, or in monetary sanctions, exclusive of interest and costs, of less than $100,000. There were no such new matters that arose during the first quarter of 2020. In addition, there were no material developments that occurred with respect to matters previously reported in our 2019 Annual Report on Form 10-K for the quarterly period ended December 31, 2019. We do not currently believe that the eventual outcome of any matters previously reported, individually or in the aggregate, could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

Item 1A.   RISK FACTORS

The following risk factor should be read in conjunction with the risk factors included in Item 1A of our 2019 Annual Report on Form 10-K.

The outbreak of Coronavirus Disease 2019 (COVID-19) has materially adversely affected, and may continue to materially adversely affect, general economic, financial and business conditions, and could materially and adversely affect our business, financial condition, results of operations and cash flows and those of our customers, suppliers and other counterparties.

The recent outbreak of COVID-19 is negatively impacting worldwide economic and commercial activity and financial markets, and uncertainty over economic and business recovery caused by COVID-19 has increased concerns over a prolonged economic slowdown and recession. Responses of governmental authorities, companies and individuals to prevent the spread of COVID-19, including travel restrictions, business and school closures, and stay at home orders, have significantly reduced global economic activity.  These actions have resulted in substantial decreases in the demand for many refined petroleum products we manufacture and sell, particularly gasoline and jet fuel.  Additionally, disputes over production levels have resulted in an oversupply of crude oil, further exacerbating the decline in crude oil prices and lower petroleum product prices. Refinery utilization rates and operating margins in our Refining business have already been negatively impacted by these developments. Any prolonged period of economic slowdown or recession, as well as depressed oil prices, may also have a material adverse impact on the financial results of our Midstream, Chemicals, and Marketing and Specialties businesses.  These events also could result in an increased risk that our customers and other counterparties may be unable to fulfill their obligations in a timely manner, or at all, which could negatively affect our financial condition and cash flows. The extent to which COVID-19 will continue to negatively impact our business and operations will depend on how quickly and to what extent economic conditions improve and normal business and operating conditions resume.

Due to declines in the market prices of products held in inventories, certain of our equity affiliates recorded lower-of-cost-or-market inventory charges during the first quarter of 2020.  Depending on future movements of market prices for products held in inventories, we could be required to make future inventory valuation adjustments, which could affect our financial results.

Any of the foregoing events or conditions, or other consequences of COVID-19, could significantly adversely affect our business and financial condition and the business and financial condition of our customers and other counterparties.  Moreover, many risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2019, should be interpreted as heightened risks as a result of the impact of the COVID-19 pandemic.

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

				Millions of Dollars
Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs**	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2020	1,652,838	$103.72	1,652,838	$2,786
February 1-29, 2020	1,494,854	89.39	1,494,854	2,652
March 1-31, 2020	2,233,329	61.54	2,233,329	2,514
Total	5,381,021	$82.23	5,381,021
* Includes repurchase of shares of common stock from company employees in connection with the company’s broad-based employee incentive plans, when applicable.
** As of March 31, 2020, our Board of Directors has authorized repurchases of our outstanding common stock under our share repurchase programs totaling $15 billion. The authorizations do not have expiration dates. The share repurchases are expected to be funded primarily through available cash. The shares under these authorizations are repurchased from time to time in the open market at our discretion, subject to market conditions and other factors, and in accordance with applicable regulatory requirements. We are not obligated to acquire any particular amount of common stock and may commence, suspend or discontinue purchases at any time or from time to time without prior notice. Shares of stock repurchased are held as treasury shares. Effective March 18, 2020, share repurchases under our share purchase programs were temporarily suspended.

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

10.1	Credit Agreement dated as of March 19, 2020, among Phillips 66, Phillips 66 Company, the lenders party thereto, Mizuho Bank, Ltd., as administrative agent.	8-K	10.1	03/24/2020	001-35349

10.2	Master New Lender Agreement dated as of April 6, 2020, among Phillips 66, Phillips 66 Company, the lenders party thereto, Mizuho Bank, Ltd., as administrative agent.	8-K	10.1	04/07/2020	001-35349

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32*	Certifications pursuant to 18 U.S.C. Section 1350.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Schema Document.

101.CAL*	Inline XBRL Calculation Linkbase Document.

101.LAB*	Inline XBRL Labels Linkbase Document.

101.PRE*	Inline XBRL Presentation Linkbase Document.

101.DEF*	Inline XBRL Definition Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHILLIPS 66

/s/ Chukwuemeka A. Oyolu
Chukwuemeka A. Oyolu Vice President and Controller (Chief Accounting and Duly Authorized Officer)

Date: May 1, 2020