Form 10-Q
period 2020-06-30
Phillips 66
filed 2020-07-31
CIK 1534701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	001-35349
Phillips 66
(Exact name of registrant as specified in its charter)

Delaware	45-3779385
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The registrant had 436,696,660 shares of common stock, $0.01 par value, outstanding as of June 30, 2020.

PHILLIPS 66

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Consolidated Statement of Operations	Phillips 66

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
Revenues and Other Income
Sales and other operating revenues	$10,913	27,847	31,791	50,950
Equity in earnings of affiliates	157	648	522	1,164
Net gain on dispositions	85	—	86	1
Other income	28	23	28	61
Total Revenues and Other Income	11,183	28,518	32,427	52,176

Costs and Expenses
Purchased crude oil and products	9,608	24,554	28,048	45,609
Operating expenses	1,026	1,165	2,367	2,472
Selling, general and administrative expenses	409	408	728	774
Depreciation and amortization	343	334	685	665
Impairments	—	2	3,006	3
Taxes other than income taxes	114	97	271	225
Accretion on discounted liabilities	5	5	11	11
Interest and debt expense	117	115	228	234
Foreign currency transaction losses	6	9	6	14
Total Costs and Expenses	11,628	26,689	35,350	50,007
Income (loss) before income taxes	(445)	1,829	(2,923)	2,169
Income tax expense (benefit)	(378)	325	(429)	395
Net Income (Loss)	(67)	1,504	(2,494)	1,774
Less: net income attributable to noncontrolling interests	74	80	143	146
Net Income (Loss) Attributable to Phillips 66	$(141)	1,424	(2,637)	1,628

Net Income (Loss) Attributable to Phillips 66 Per Share of Common Stock (dollars)
Basic	$(0.33)	3.13	(6.00)	3.57
Diluted	(0.33)	3.12	(6.00)	3.55

Weighted-Average Common Shares Outstanding (thousands)
Basic	438,756	453,681	440,050	455,630
Diluted	438,756	455,585	440,050	457,620
See Notes to Consolidated Financial Statements.

Consolidated Statement of Comprehensive Income (Loss)	Phillips 66

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019

Net Income (Loss)	$(67)	1,504	(2,494)	1,774
Other comprehensive income (loss)
Defined benefit plans
Actuarial loss arising during the period	(300)	—	(300)	—
Amortization to income of net actuarial loss, net prior service credit and settlements	55	15	78	34
Plans sponsored by equity affiliates	3	1	5	5
Income taxes on defined benefit plans	59	(4)	54	(9)
Defined benefit plans, net of income taxes	(183)	12	(163)	30
Foreign currency translation adjustments	26	(62)	(196)	(5)
Income taxes on foreign currency translation adjustments	—	(1)	1	(1)
Foreign currency translation adjustments, net of income taxes	26	(63)	(195)	(6)
Cash flow hedges	—	(7)	(9)	(11)
Income taxes on hedging activities	—	—	2	1
Hedging activities, net of income taxes	—	(7)	(7)	(10)
Other Comprehensive Income (Loss), Net of Income Taxes	(157)	(58)	(365)	14
Comprehensive Income (Loss)	(224)	1,446	(2,859)	1,788
Less: comprehensive income attributable to noncontrolling interests	74	80	143	146
Comprehensive Income (Loss) Attributable to Phillips 66	$(298)	1,366	(3,002)	1,642
See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet	Phillips 66

	Millions of Dollars
	June 30 2020	December 31 2019
Assets
Cash and cash equivalents	$1,890	1,614
Accounts and notes receivable (net of allowances of $39 million in 2020 and $41 million in 2019)	3,995	7,376
Accounts and notes receivable—related parties	857	1,134
Inventories	5,136	3,776
Prepaid expenses and other current assets	621	495
Total Current Assets	12,499	14,395
Investments and long-term receivables	13,628	14,571
Net properties, plants and equipment	24,282	23,786
Goodwill	1,425	3,270
Intangibles	874	869
Other assets	1,810	1,829
Total Assets	$54,518	58,720

Liabilities
Accounts payable	$4,902	8,043
Accounts payable—related parties	466	532
Short-term debt	1,783	547
Accrued income and other taxes	1,046	979
Employee benefit obligations	395	710
Other accruals	1,431	835
Total Current Liabilities	10,023	11,646
Long-term debt	12,663	11,216
Asset retirement obligations and accrued environmental costs	625	638
Deferred income taxes	5,471	5,553
Employee benefit obligations	1,360	1,044
Other liabilities and deferred credits	1,081	1,454
Total Liabilities	31,223	31,551

Equity
Common stock (2,500,000,000 shares authorized at $0.01 par value) Issued (2020—648,468,487 shares; 2019—647,416,633 shares)
Par value	6	6
Capital in excess of par	20,342	20,301
Treasury stock (at cost: 2020—211,771,827 shares; 2019—206,390,806 shares)	(17,116)	(16,673)
Retained earnings	18,631	22,064
Accumulated other comprehensive loss	(1,148)	(788)
Total Stockholders’ Equity	20,715	24,910
Noncontrolling interests	2,580	2,259
Total Equity	23,295	27,169
Total Liabilities and Equity	$54,518	58,720
See Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows	Phillips 66

	Millions of Dollars
	Six Months Ended June 30
	2020	2019
Cash Flows From Operating Activities
Net income (loss)	$(2,494)	1,774
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	685	665
Impairments	3,006	3
Accretion on discounted liabilities	11	11
Deferred income taxes	(21)	253
Undistributed equity earnings	298	(44)
Net gain on dispositions	(86)	(1)
Other	7	(59)
Working capital adjustments
Accounts and notes receivable	3,814	(534)
Inventories	(1,416)	(1,549)
Prepaid expenses and other current assets	(126)	(182)
Accounts payable	(3,121)	1,368
Taxes and other accruals	424	(253)
Net Cash Provided by Operating Activities	981	1,452

Cash Flows From Investing Activities
Capital expenditures and investments	(1,862)	(1,728)
Return of investments in equity affiliates	88	35
Proceeds from asset dispositions	1	83
Advances/loans—related parties	(231)	(95)
Collection of advances/loans—related parties	44	95
Other	(64)	24
Net Cash Used in Investing Activities	(2,024)	(1,586)

Cash Flows From Financing Activities
Issuance of debt	3,230	860
Repayment of debt	(541)	(597)
Issuance of common stock	6	9
Repurchase of common stock	(443)	(799)
Dividends paid on common stock	(789)	(770)
Distributions to noncontrolling interests	(127)	(117)
Net proceeds from issuance of Phillips 66 Partners LP common units	2	42
Other	(15)	301
Net Cash Provided by (Used in) Financing Activities	1,323	(1,071)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(4)	5

Net Change in Cash and Cash Equivalents	276	(1,200)
Cash and cash equivalents at beginning of period	1,614	3,019
Cash and Cash Equivalents at End of Period	$1,890	1,819
See Notes to Consolidated Financial Statements.

Consolidated Statement of Changes in Equity	Phillips 66

	Millions of Dollars
	Three Months Ended June 30
	Attributable to Phillips 66
	Common Stock
	Par Value	Capital in Excess of Par	Treasury Stock	Retained Earnings	Accum. Other Comprehensive Loss	Noncontrolling Interests	Total

March 31, 2020	$6	20,305	(17,116)	19,168	(991)	2,267	23,639
Net income (loss)	—	—	—	(141)	—	74	(67)
Other comprehensive loss	—	—	—	—	(157)	—	(157)
Dividends paid on common stock ($0.90 per share)	—	—	—	(393)	—	—	(393)
Benefit plan activity	—	37	—	(3)	—	—	34
Transfer of equity interest	—	—	—	—	—	305	305
Distributions to noncontrolling interests	—	—	—	—	—	(66)	(66)
June 30, 2020	$6	20,342	(17,116)	18,631	(1,148)	2,580	23,295

March 31, 2019	$6	19,879	(15,367)	20,408	(709)	2,528	26,745
Net income	—	—	—	1,424	—	80	1,504
Other comprehensive loss	—	—	—	—	(58)	—	(58)
Dividends paid on common stock ($0.90 per share)	—	—	—	(406)	—	—	(406)
Repurchase of common stock	—	—	(455)	—	—	—	(455)
Benefit plan activity	—	30	—	(3)	—	—	27
Issuance of Phillips 66 Partners LP common units	—	3	—	—	—	7	10
Distributions to noncontrolling interests	—	—	—	—	—	(61)	(61)
June 30, 2019	$6	19,912	(15,822)	21,423	(767)	2,554	27,306

	Shares in Thousands
	Three Months Ended June 30
	Common Stock Issued	Treasury Stock

March 31, 2020	648,447	211,772
Repurchase of common stock	—	—
Shares issued—share-based compensation	21	—
June 30, 2020	648,468	211,772

March 31, 2019	646,716	193,165
Repurchase of common stock	—	5,122
Shares issued—share-based compensation	112	—
June 30, 2019	646,828	198,287
See Notes to Consolidated Financial Statements.

Consolidated Statement of Changes in Equity	Phillips 66

	Millions of Dollars
	Six Months Ended June 30, 2020
	Attributable to Phillips 66
	Common Stock
	Par Value	Capital in Excess of Par	Treasury Stock	Retained Earnings	Accum. Other Comprehensive Loss	Noncontrolling Interests	Total

December 31, 2019	$6	20,301	(16,673)	22,064	(788)	2,259	27,169
Net income (loss)	—	—	—	(2,637)	—	143	(2,494)
Other comprehensive loss	—	—	—	—	(365)	—	(365)
Dividends paid on common stock ($1.80 per share)	—	—	—	(789)	—	—	(789)
Repurchase of common stock	—	—	(443)	—	—	—	(443)
Benefit plan activity	—	41	—	(5)	—	—	36
Transfer of equity interest	—	—	—	—	—	305	305
Distributions to noncontrolling interests	—	—	—	—	—	(127)	(127)
Other	—	—	—	(2)	5	—	3
June 30, 2020	$6	20,342	(17,116)	18,631	(1,148)	2,580	23,295

December 31, 2018	$6	19,873	(15,023)	20,489	(692)	2,500	27,153
Cumulative effect of accounting changes	—	—	—	81	(89)	(1)	(9)
Net income	—	—	—	1,628	—	146	1,774
Other comprehensive income	—	—	—	—	14	—	14
Dividends paid on common stock ($1.70 per share)	—	—	—	(770)	—	—	(770)
Repurchase of common stock	—	—	(799)	—	—	—	(799)
Benefit plan activity	—	34	—	(5)	—	—	29
Issuance of Phillips 66 Partners LP common units	—	5	—	—	—	26	31
Distributions to noncontrolling interests	—	—	—	—	—	(117)	(117)
June 30, 2019	$6	19,912	(15,822)	21,423	(767)	2,554	27,306

	Shares in Thousands
	Six Months Ended June 30
	Common Stock Issued	Treasury Stock

December 31, 2019	647,417	206,391
Repurchase of common stock	—	5,381
Shares issued—share-based compensation	1,051	—
June 30, 2020	648,468	211,772

December 31, 2018	645,692	189,526
Repurchase of common stock	—	8,761
Shares issued—share-based compensation	1,136	—
June 30, 2019	646,828	198,287
See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements	Phillips 66

Note 1—Interim Financial Information

The unaudited interim financial information presented in the financial statements included in this report is prepared in accordance with generally accepted accounting principles in the United States (GAAP) and includes all known accruals and adjustments necessary, in the opinion of management, for a fair presentation of the consolidated financial position of Phillips 66 and its results of operations and cash flows for the periods presented. Unless otherwise specified, all such adjustments are of a normal and recurring nature. Certain notes and other information have been condensed or omitted from the interim financial statements included in this report. Therefore, these interim financial statements should be read in conjunction with the consolidated financial statements and notes included in our 2019 Annual Report on Form 10-K. The results of operations for the three and six months ended June 30, 2020, are not necessarily indicative of the results expected for the full year.

Note 2—Sales and Other Operating Revenues

Disaggregated Revenues
The following tables present our disaggregated sales and other operating revenues:

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
Product Line and Services
Refined petroleum products	$8,701	22,922	24,858	41,715
Crude oil resales	1,490	3,613	4,367	6,651
Natural gas liquids (NGL)	700	1,179	1,679	2,483
Services and other*	22	133	887	101
Consolidated sales and other operating revenues	$10,913	27,847	31,791	50,950

Geographic Location**
United States	$8,377	21,867	24,087	39,442
United Kingdom	972	2,512	3,281	4,943
Germany	613	1,092	1,471	2,049
Other foreign countries	951	2,376	2,952	4,516
Consolidated sales and other operating revenues	$10,913	27,847	31,791	50,950
* Includes derivatives-related activities. See Note 12—Derivatives and Financial Instruments, for additional information.
** Sales and other operating revenues are attributable to countries based on the location of the operations generating the revenues.

Contract-Related Assets and Liabilities
At June 30, 2020, and December 31, 2019, receivables from contracts with customers were $3,237 million and $6,902 million, respectively. Significant noncustomer balances, such as buy/sell receivables and excise tax receivables, were excluded from these amounts.

Our contract-related assets also include payments we make to our marketing customers related to incentive programs. An incentive payment is initially recognized as an asset and subsequently amortized as a reduction to revenue over the contract term, which generally ranges from 5 to 15 years. At June 30, 2020, and December 31, 2019, our asset balances related to such payments were $376 million and $336 million, respectively.

Our contract liabilities represent advances from our customers prior to product or service delivery. At June 30, 2020, and December 31, 2019, contract liabilities were not material.

Remaining Performance Obligations
Most of our contracts with customers are spot contracts or term contracts with only variable consideration. We do not disclose remaining performance obligations for these contracts as the expected duration is one year or less, or because the variable consideration has been allocated entirely to an unsatisfied performance obligation. We also have certain contracts in our Midstream segment that include minimum volume commitments with fixed pricing, which mostly expire by 2021. At June 30, 2020, the remaining performance obligations related to these minimum volume commitment contracts were not material.

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

The negative economic impacts associated with Coronavirus Disease 2019 (COVID-19) increase the probability that certain of our counterparties may not be able to completely fulfill their obligations in a timely manner. In response, we have enhanced our credit monitoring, sought collateral to support some transactions, and required prepayments from higher-risk counterparties.

At June 30, 2020, and December 31, 2019, we reported $4,852 million and $8,510 million of accounts and notes receivable, net of allowances of $39 million and $41 million, respectively. Based on an aging analysis at June 30, 2020, more than 99% of our accounts receivable were outstanding less than 60 days.

We are also exposed to credit losses from off-balance sheet exposures, such as guarantees of joint venture debt and standby letters of credit. See Note 10—Guarantees, and Note 11—Contingencies and Commitments, for more information on these off-balance sheet exposures.

Note 4—Inventories

Inventories consisted of the following:

	Millions of Dollars
	June 30 2020	December 31 2019

Crude oil and petroleum products	$4,806	3,452
Materials and supplies	330	324
	$5,136	3,776

Inventories valued on the last-in, first-out (LIFO) basis totaled $4,701 million and $3,331 million at June 30, 2020, and December 31, 2019, respectively. The estimated excess of current replacement cost over LIFO cost of inventories amounted to approximately $1.4 billion and $4.3 billion at June 30, 2020, and December 31, 2019, respectively.

Note 5—Investments, Loans and Long-Term Receivables

Equity Investments

DCP Midstream, LLC (DCP Midstream)
The fair value of our investment in DCP Midstream depends on the market value of DCP Midstream, LP (DCP Partners) common units. The market value of DCP Partners common units declined by approximately 85% in the first quarter of 2020.  As a result, at March 31, 2020, the fair value of our investment in DCP Midstream was significantly lower than its book value. We concluded the difference between its fair value and book value was not temporary primarily due to its magnitude. Accordingly, we recorded a $1.2 billion before-tax impairment of our investment in the first quarter of 2020. This charge is included in the “Impairments” line item on our consolidated statement of operations for the six months ended June 30, 2020. The impairment increased the basis difference for our investment in DCP Midstream to $1.8 billion at March 31, 2020, which indicated the carrying value of our investment was lower than our share of DCP Midstream’s recorded net assets at March 31, 2020. The basis difference is being amortized and recognized as a benefit to equity earnings over a period of 22 years, which was the estimated remaining useful life of DCP Midstream’s properties, plants and equipment (PP&E) at March 31, 2020. Equity earnings for the three and six months ended June 30, 2020, were increased by approximately $20 million and $30 million, respectively, due to the amortization of the basis difference. See Note 13—Fair Value Measurements, for additional information on the techniques used to determine the fair value of our investment in DCP Midstream. At June 30, 2020, our investment in DCP Midstream had a book value of $254 million.

Gray Oak Pipeline, LLC
Phillips 66 Partners LP (Phillips 66 Partners) has a consolidated holding company that owns 65% of Gray Oak Pipeline, LLC. Excluding a co-venturer’s 35% interest in the consolidated holding company, Phillips 66 Partners has an effective ownership interest of 42.25% in Gray Oak Pipeline, LLC. Gray Oak Pipeline, LLC has a third-party term loan facility with a borrowing capacity of $1,379 million, inclusive of accrued interest. Borrowings under the facility are due on June 3, 2022.  Phillips 66 Partners and its co-venturers provided a guarantee through an equity contribution agreement requiring proportionate equity contributions to Gray Oak Pipeline, LLC up to the total outstanding loan amount, plus any additional accrued interest and associated fees, if Gray Oak Pipeline, LLC defaults on certain of its obligations thereunder.  At June 30, 2020, the term loan facility was fully utilized by Gray Oak Pipeline, LLC, and Phillips 66 Partners’ 42.25% proportionate exposure under the equity contribution agreement was $583 million.

During its development phase, Gray Oak Pipeline, LLC was considered a variable interest entity (VIE) because it did not have sufficient equity at risk to fully fund the construction of all assets required for principal operations. We determined we were not the primary beneficiary because we and our co-venturers jointly directed the activities of Gray Oak Pipeline, LLC that most significantly impacted economic performance. The Gray Oak Pipeline commenced full operations in the second quarter of 2020 and ceased being a VIE. At June 30, 2020, Phillips 66 Partners’ investment in the Gray Oak Pipeline had a book value of $896 million. See Note 19—Phillips 66 Partners LP, for additional information regarding Phillips 66 Partners’ ownership in Gray Oak Pipeline, LLC.

Dakota Access, LLC (Dakota Access) and Energy Transfer Crude Oil Company, LLC (ETCO)
In March 2019, a wholly owned subsidiary of Dakota Access closed an offering of $2.5 billion aggregate principal amount of unsecured senior notes, consisting of:

•$650 million aggregate principal amount of 3.625% Senior Notes due 2022.
•$1.0 billion aggregate principal amount of 3.900% Senior Notes due 2024.
•$850 million aggregate principal amount of 4.625% Senior Notes due 2029.

Dakota Access and ETCO have guaranteed repayment of the notes. In addition, Phillips 66 Partners and its co-venturers in Dakota Access provided a Contingent Equity Contribution Undertaking (CECU) in conjunction with the notes offering. Under the CECU, the co-venturers may be severally required to make proportionate equity contributions to Dakota Access if there is an unfavorable final judgment in the ongoing litigation related to an easement granted by the U.S. Army Corps of Engineers (USACE) to allow the pipeline to be constructed under Lake Oahe in North Dakota. Contributions may be required if Dakota Access determines that the issues included in any such final judgment cannot be remediated and Dakota Access has or is projected to have insufficient funds to satisfy repayment of the notes. If Dakota Access undertakes remediation to cure issues raised in a final judgment, contributions may be required if any series of the notes become due, whether by acceleration or at maturity, during such time, to the extent Dakota Access has or is projected to have insufficient funds to pay such amounts. At June 30, 2020, Phillips 66 Partners’ share of the maximum potential equity contributions under the CECU was approximately $631 million.

In March 2020, the court presiding over this litigation ordered the USACE to prepare an Environmental Impact Statement (EIS), and requested additional information to enable a decision on whether the Dakota Access Pipeline should be shut down while the EIS is being prepared. On July 6, 2020, the court ordered the Dakota Access Pipeline to be shut down and emptied of crude oil by August 5, 2020, and that the pipeline should remain shut down pending the preparation of the EIS by the USACE, which the USACE has indicated is expected to take approximately 13 months. Dakota Access filed an appeal and a request for a stay of the order. On July 14, 2020, an appeals court granted a temporary stay of the lower court’s order directing the pipeline to be shut down and emptied of crude oil. The appeals court has not yet ruled on the motion for a stay during the appeals process. In addition to the potential obligations under the CECU, if the pipeline is required to cease operations pending the preparation of the EIS, and should Dakota Access and ETCO not have sufficient funds to pay ongoing expenses, Phillips 66 Partners also could be asked to support its share of the ongoing expenses, including scheduled interest payments on the notes of approximately $25 million annually.

CF United LLC (CF United)
We hold a 50% voting interest and a 48% economic interest in CF United, a retail marketing joint venture with operations primarily on the U.S. West Coast. CF United is considered a VIE because our co-venturer has an option to sell its interest to us based on a fixed multiple. The put option becomes effective July 1, 2023, and expires on March 31, 2024. The put option is viewed as a variable interest as the purchase price on the exercise date may not represent the then-current fair value of CF United. We have determined that we are not the primary beneficiary because we and our co-venturer jointly direct the activities of CF United that most significantly impact economic performance. At June 30, 2020, our maximum exposure to loss was comprised of our $322 million investment in CF United and any potential future loss resulting from the put option, if the purchase price based on a fixed multiple exceeds the then-current fair value of CF United.

Liberty Pipeline LLC (Liberty)
Liberty is a 50 percent-owned joint venture formed to develop and construct the Liberty Pipeline system which, upon completion, will transport crude oil from the Rockies and Bakken production areas to Cushing, Oklahoma. Liberty is considered a VIE because it does not have sufficient equity at risk to fully fund the construction of all assets required for principal operations. We have determined we are not the primary beneficiary because we and our co-venturer jointly direct the activities of Liberty that most significantly impact economic performance. On March 2, 2020, Phillips 66 Partners closed a transaction to acquire our 50% interest in Liberty for $75 million. The development and construction of the Liberty Pipeline system have been deferred as a result of the current challenging business environment. At June 30, 2020, our maximum exposure to loss was $251 million, which represented the book value of Phillips 66 Partners’ investment in Liberty of $202 million and our outstanding proportionate vendor guarantees of $49 million.

Red Oak Pipeline LLC (Red Oak)
We hold a 50% interest in a joint venture formed to develop and construct the Red Oak Pipeline system which, upon completion, will transport crude oil from Cushing, Oklahoma, and the Permian to multiple destinations along the Texas Gulf Coast, including Corpus Christi, Ingleside, Houston, and Beaumont, Texas. Red Oak is considered a VIE because it does not have sufficient equity at risk to fully fund the construction of all assets required for principal operations. We have determined we are not the primary beneficiary because we and our co-venturer jointly direct the activities of Red Oak that most significantly impact economic performance. The development and construction of the Red Oak Pipeline system have been deferred as a result of the current challenging business environment. In June 2020, Red Oak fully repaid its outstanding member loan. At June 30, 2020, our maximum exposure to loss was the book value of our investment in Red Oak of $104 million.

OnCue Holdings, LLC (OnCue)
We hold a 50% interest in OnCue, a joint venture that owns and operates retail convenience stores. We fully guaranteed various debt agreements of OnCue and our co-venturer did not participate in the guarantees. This entity is considered a VIE because our debt guarantees resulted in OnCue not being exposed to all potential losses. We have determined we are not the primary beneficiary because we do not have the power to direct the activities that most significantly impact OnCue’s economic performance. At June 30, 2020, our maximum exposure to loss was $155 million, which represented the book value of our investment in OnCue of $86 million and guaranteed debt obligations of $69 million.

Note 6—Properties, Plants and Equipment
Our gross investment in PP&E and the associated accumulated depreciation and amortization (Accum. D&A) balances were as follows:

	Millions of Dollars
	June 30, 2020			December 31, 2019
	Gross PP&E	Accum. D&A	Net PP&E	Gross PP&E	Accum. D&A	Net PP&E

Midstream	$11,931	2,543	9,388	11,221	2,391	8,830
Chemicals	—	—	—	—	—	—
Refining	24,110	10,730	13,380	23,692	10,336	13,356
Marketing and Specialties (M&S)	1,695	945	750	1,847	959	888
Corporate and Other	1,401	637	764	1,311	599	712
	$39,137	14,855	24,282	38,071	14,285	23,786

Note 7—Goodwill

Our stock price declined significantly in the first quarter of 2020 due to the volatility in global commodity and equity markets related to the COVID-19 pandemic and other factors.  We assessed our goodwill for impairment due to the decline in our market capitalization and concluded that the carrying value of our Refining reporting unit at March 31, 2020, was greater than its fair value by an amount in excess of its goodwill balance. Accordingly, we recorded a goodwill impairment charge of $1,845 million in our Refining segment during the first quarter of 2020. This charge is included in the “Impairments” line item on our consolidated statement of operations for the six months ended June 30, 2020. See Note 13—Fair Value Measurements for additional information on the techniques used to determine the fair value of our Refining reporting unit.

The carrying amount of goodwill by segment at June 30, 2020 was:

	Millions of Dollars
	Midstream	Refining	M&S	Total

Balance at January 1, 2020	$626	1,845	799	3,270
Impairments	—	(1,845)	—	(1,845)
Balance at June 30, 2020	$626	—	799	1,425

Note 8—Earnings (Loss) Per Share

The numerator of basic earnings (loss) per share (EPS) is net income (loss) attributable to Phillips 66, adjusted for noncancelable dividends paid on unvested share-based employee awards during the vesting period (participating securities). The denominator of basic EPS is the sum of the daily weighted-average number of common shares outstanding during the periods presented and fully vested stock and unit awards that have not yet been issued as common stock. The numerator of diluted EPS is also based on net income (loss) attributable to Phillips 66, which is reduced only by dividend equivalents paid on participating securities for which the dividends are more dilutive than the participation of the awards in the earnings (losses) of the periods presented. To the extent unvested stock, unit or option awards and vested unexercised stock options are dilutive, they are included with the weighted-average common shares outstanding in the denominator. Treasury stock is excluded from the denominator in both basic and diluted EPS.

	Three Months Ended June 30				Six Months Ended June 30
	2020		2019		2020		2019
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Amounts Attributed to Phillips 66 Common Stockholders (millions):
Net income (loss) attributable to Phillips 66	$(141)	(141)	1,424	1,424	(2,637)	(2,637)	1,628	1,628
Income allocated to participating securities	(2)	(2)	(2)	(1)	(4)	(4)	(3)	(2)
Net income (loss) available to common stockholders	$(143)	(143)	1,422	1,423	(2,641)	(2,641)	1,625	1,626

Weighted-average common shares outstanding (thousands):	436,688	438,756	451,216	453,681	437,851	440,050	453,041	455,630
Effect of share-based compensation	2,068	—	2,465	1,904	2,199	—	2,589	1,990
Weighted-average common shares outstanding—EPS	438,756	438,756	453,681	455,585	440,050	440,050	455,630	457,620

Earnings (Loss) Per Share of Common Stock (dollars)	$(0.33)	(0.33)	3.13	3.12	(6.00)	(6.00)	3.57	3.55

Note 9—Debt

Debt Issuances
On June 10, 2020, Phillips 66 closed its public offering of $1 billion aggregate principal amount of senior unsecured notes consisting of:

•$150 million aggregate principal amount of 3.850% Senior Notes due 2025.
•$850 million aggregate principal amount of 2.150% Senior Notes due 2030.

On April 9, 2020, Phillips 66 closed its public offering of $1 billion aggregate principal amount of senior unsecured notes consisting of:

•$500 million aggregate principal amount of 3.700% Senior Notes due 2023.
•$500 million aggregate principal amount of 3.850% Senior Notes due 2025.

Interest on the Senior Notes due 2023 is payable semiannually on April 6 and October 6 of each year, commencing on October 6, 2020. The Senior Notes due 2025 issued on June 10, 2020, constitute a further issuance of the Senior Notes due 2025 originally issued on April 9, 2020. The $650 million in aggregate principal amount of Senior Notes due 2025 is treated as a single class of debt securities. Interest on the Senior Notes due 2025 is payable semiannually on April 9 and October 9 of each year, commencing on October 9, 2020. Interest on the Senior Notes due 2030 is payable semiannually on June 15 and December 15 of each year, commencing on December 15, 2020.

Proceeds received from the public offerings of senior unsecured notes on June 10, 2020, and April 9, 2020, were $1,008 million exclusive of accrued interest received, and $993 million, respectively, net of underwriters’ discounts or premiums and commissions, as well as debt issuance costs. These proceeds are being used for general corporate purposes.

On March 19, 2020, Phillips 66 entered into a $1 billion 364-day delayed draw term loan agreement (the Facility) and borrowed $1 billion under the Facility shortly thereafter. On April 6, 2020, Phillips 66 increased the size of the Facility to $2 billion, with $1 billion of capacity remaining undrawn at June 30, 2020. In June 2020, the Facility was amended to extend the commitment period to September 19, 2020. Borrowings under the Facility bear interest at a floating rate based on either the Eurodollar rate or the reference rate, plus a margin determined by the credit rating of Phillips 66’s senior unsecured long-term debt. Phillips 66 is using the proceeds from the debt issuance for general corporate purposes.

At June 30, 2020, borrowings of $215 million were outstanding and $3 million in letters of credit had been drawn under Phillips 66 Partners’ $750 million revolving credit facility.

Debt Repayments
In April 2020, Phillips 66 repaid the $300 million outstanding principal balance of its floating-rate notes due April 2020 and the $200 million outstanding principal balance of its term loan facility due April 2020. Also in April 2020, Phillips 66 Partners repaid the $25 million outstanding principal balance of its tax-exempt bonds due April 2020.

Note 10—Guarantees

At June 30, 2020, we were liable for certain contingent obligations under various contractual arrangements as described below. We recognize a liability for the fair value of our obligation as a guarantor for newly issued or modified guarantees. Unless the carrying amount of the liability is noted below, we have not recognized a liability either because the guarantees were issued prior to December 31, 2002, or because the fair value of the obligation is immaterial. In addition, unless otherwise stated, we are not currently performing with any significance under the guarantees and expect future performance to be either immaterial or have only a remote chance of occurrence.

Lease Residual Value Guarantees
Under the operating lease agreement on our headquarters facility in Houston, Texas, we have a residual value guarantee with a maximum future exposure of $554 million at June 30, 2020. The operating lease term ends in June 2021 and provides us the option, at the end of the lease term, to request to renew the lease, purchase the facility or assist the lessor in marketing it for resale. We also have residual value guarantees associated with railcar and airplane leases with maximum potential future payments totaling $351 million. These leases have remaining terms of up to four years.

Guarantees of Joint Venture and Other Obligations
In June 2019, Phillips 66 Partners issued a guarantee through an equity contribution agreement for 42.25% of Gray Oak Pipeline, LLC’s third-party term loan facility. See Note 5—Investments, Loans and Long-Term Receivables, for additional information on Gray Oak Pipeline, LLC.

In March 2019, Phillips 66 Partners and its co-venturers in Dakota Access provided a CECU in conjunction with an unsecured senior notes offering. See Note 5—Investments, Loans and Long-Term Receivables, for additional information on Dakota Access and the CECU.

In addition, at June 30, 2020, we had other guarantees outstanding for our portion of certain joint venture debt obligations and purchase obligations, which have remaining terms of up to eight years. The maximum potential amount of future payments to third parties under these guarantees was approximately $155 million. Payment would be required if a joint venture defaults on its obligations.

Indemnifications
Over the years, we have entered into various agreements to sell ownership interests in certain corporations, joint ventures and assets that gave rise to indemnification. Agreements associated with these sales include indemnifications for taxes, litigation, environmental liabilities, permits and licenses and employee claims, as well as real estate indemnity against tenant defaults. The provisions of these indemnifications vary greatly. The majority of these indemnifications are related to environmental issues, which generally have indefinite terms and potentially unlimited exposure. At June 30, 2020, and December 31, 2019, the carrying amount of recorded indemnifications was $154 million and $153 million, respectively.

We amortize the indemnification liability over the relevant time period, if one exists, based on the facts and circumstances surrounding each type of indemnity. In cases where the indemnification term is indefinite, we will reverse the liability when we have information to support the reversal. Although it is reasonably possible future payments may exceed amounts recorded, due to the nature of the indemnifications, it is not possible to make a reasonable estimate of the maximum potential amount of future payments. At June 30, 2020, and December 31, 2019, environmental accruals for known contamination of $107 million and $105 million, respectively, were included in the carrying amount of recorded indemnifications noted above. These environmental accruals were primarily included in the “Asset retirement obligations and accrued environmental costs” line item on our consolidated balance sheet. For additional information about environmental liabilities, see Note 11—Contingencies and Commitments.

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

We are currently participating in environmental assessments and cleanups at numerous federal Superfund and comparable state sites. After an assessment of environmental exposures for cleanup and other costs, we make accruals on an undiscounted basis (except those pertaining to sites acquired in a business combination, which we record on a discounted basis) for planned investigation and remediation activities for sites where it is probable future costs will be incurred and these costs can be reasonably estimated. At June 30, 2020, our total environmental accruals were $429 million, compared with $441 million at December 31, 2019. We expect to incur a substantial amount of these expenditures within the next 30 years. We have not reduced these accruals for possible insurance recoveries. In the future, we may be involved in additional environmental assessments, cleanups and proceedings.

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

At June 30, 2020, we had performance obligations secured by letters of credit and bank guarantees of $461 million related to various purchase and other commitments incident to the ordinary conduct of business.

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

	Millions of Dollars
	June 30, 2020				December 31, 2019
	Commodity Derivatives		Effect of Collateral Netting	Net Carrying Value Presented on the Balance Sheet	Commodity Derivatives		Effect of Collateral Netting	Net Carrying Value Presented on the Balance Sheet
	Assets	Liabilities			Assets	Liabilities

Assets
Prepaid expenses and other current assets	$56	(25)	—	31	23	—	—	23
Other assets	—	—	—	—	3	—	—	3
Liabilities
Other accruals	1,216	(1,399)	168	(15)	1,188	(1,281)	80	(13)
Other liabilities and deferred credits	—	(1)	—	(1)	—	(1)	—	(1)
Total	$1,272	(1,425)	168	15	1,214	(1,282)	80	12

At June 30, 2020, and December 31, 2019, there was no material cash collateral received or paid that was not offset on our consolidated balance sheet.

The realized and unrealized gains (losses) incurred from commodity derivatives, and the line items where they appear on our consolidated statement of operations, were:

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019

Sales and other operating revenues	$(180)	17	499	(160)
Other income	6	—	9	13
Purchased crude oil and products	(124)	54	317	(101)
Net gain (loss) from commodity derivative activity	$(298)	71	825	(248)

The following table summarizes our material net exposures resulting from outstanding commodity derivative contracts. These financial and physical derivative contracts are primarily used to manage price exposure on our underlying operations. The underlying exposures may be from nonderivative positions such as inventory volumes. Financial derivative contracts may also offset physical derivative contracts, such as forward purchase and sales contracts. The percentage of our derivative contract volumes expiring within the next 12 months was at least 98% at June 30, 2020, and December 31, 2019.

	Open Position Long / (Short)
	June 30 2020	December 31 2019
Commodity
Crude oil, refined petroleum products and NGL (millions of barrels)	(36)	(16)

Interest Rate Derivative Contracts—In 2016, we entered into interest rate swaps to hedge the variability of lease payments on our headquarters facility. These monthly lease payments vary based on monthly changes in the one-month London Inter-Bank Offered Rate (LIBOR) and changes, if any, in our credit rating over the five-year term of the lease. The pay-fixed, receive-floating interest rate swaps have an aggregate notional value of $650 million and end in April 2021. We have designated these swaps as cash flow hedges.

The aggregate net fair value of these swaps was immaterial at June 30, 2020, and December 31, 2019. We report the mark-to-market gains or losses on our interest rate swaps designated as highly effective cash flow hedges as a component of other comprehensive income (loss), and reclassify such gains and losses into earnings in the same period during which the hedged transaction affects earnings. Net realized gains and losses from settlements of the swaps were immaterial for the three and six months ended June 30, 2020 and 2019.

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

The aggregate fair values of all derivative instruments with such credit-risk-related contingent features that were in a liability position were immaterial at June 30, 2020, and December 31, 2019.

Note 13—Fair Value Measurements

Recurring Fair Value Measurements
We carry certain assets and liabilities at fair value, which we measure at the reporting date using the price that would be received to sell an asset or paid to transfer a liability (i.e., an exit price), and disclose the quality of these fair values based on the valuation inputs used in these measurements under the following hierarchy:

•Level 1: Fair value measured with unadjusted quoted prices from an active market for identical assets or liabilities.
•Level 2: Fair value measured either with: (1) adjusted quoted prices from an active market for similar assets or liabilities; or (2) other valuation inputs that are directly or indirectly observable.
•Level 3: Fair value measured with unobservable inputs that are significant to the measurement.

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

We used the following methods and assumptions to estimate the fair value of financial instruments:

•Cash and cash equivalents—The carrying amount reported on our consolidated balance sheet approximates fair value.
•Accounts and notes receivable—The carrying amount reported on our consolidated balance sheet approximates fair value.
•Derivative instruments—We fair value our exchange-traded contracts based on quoted market prices obtained from the New York Mercantile Exchange, the Intercontinental Exchange or other exchanges, and classify them as Level 1 in the fair value hierarchy. When exchange-cleared contracts lack sufficient liquidity, or are valued using either adjusted exchange-provided prices or nonexchange quotes, we classify those contracts as Level 2.
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
•Rabbi trust assets—These deferred compensation investments are measured at fair value using unadjusted quoted prices available from national securities exchanges and are therefore categorized as Level 1 in the fair value hierarchy.
•Debt—The carrying amount of our floating-rate debt approximates fair value. The fair value of our fixed-rate debt is estimated based on observable market prices.

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

The carrying values and fair values by hierarchy of our financial assets and liabilities, either carried or disclosed at fair value, including any effects of counterparty and collateral netting, were:

	Millions of Dollars
	June 30, 2020
	Fair Value Hierarchy			Total Fair Value of Gross Assets & Liabilities	Effect of Counterparty Netting	Effect of Collateral Netting	Difference in Carrying Value and Fair Value	Net Carrying Value Presented on the Balance Sheet
	Level 1	Level 2	Level 3
Commodity Derivative Assets
Exchange-cleared instruments	$850	392	—	1,242	(1,241)	—	—	1
Physical forward contracts	—	30	—	30	—	—	—	30
Rabbi trust assets	129	—	—	129	N/A	N/A	—	129
	$979	422	—	1,401	(1,241)	—	—	160

Commodity Derivative Liabilities
Exchange-cleared instruments	$986	424	—	1,410	(1,241)	(168)	—	1
Physical forward contracts	—	14	1	15	—	—	—	15
Interest rate derivatives	—	7	—	7	—	—	—	7
Floating-rate debt	—	1,787	—	1,787	N/A	N/A	—	1,787
Fixed-rate debt, excluding finance leases	—	14,023	—	14,023	N/A	N/A	(1,643)	12,380
	$986	16,255	1	17,242	(1,241)	(168)	(1,643)	14,190

	Millions of Dollars
	December 31, 2019
	Fair Value Hierarchy			Total Fair Value of Gross Assets & Liabilities	Effect of Counterparty Netting	Effect of Collateral Netting	Difference in Carrying Value and Fair Value	Net Carrying Value Presented on the Balance Sheet
	Level 1	Level 2	Level 3
Commodity Derivative Assets
Exchange-cleared instruments	$820	368	—	1,188	(1,188)	—	—	—
Physical forward contracts	—	26	—	26	—	—	—	26
Interest rate derivatives	—	1	—	1	—	—	—	1
Rabbi trust assets	127	—	—	127	N/A	N/A	—	127
	$947	395	—	1,342	(1,188)	—	—	154

Commodity Derivative Liabilities
Exchange-cleared instruments	$884	385	—	1,269	(1,188)	(80)	—	1
OTC instruments	—	1	—	1	—	—	—	1
Physical forward contracts	—	12	—	12	—	—	—	12
Floating-rate debt	—	1,100	—	1,100	N/A	N/A	—	1,100
Fixed-rate debt, excluding finance leases	—	11,813	—	11,813	N/A	N/A	(1,438)	10,375
	$884	13,311	—	14,195	(1,188)	(80)	(1,438)	11,489

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

Nonrecurring Fair Value Measurements
The nonrecurring fair value measurement used to record an impairment of our DCP Midstream investment at March 31, 2020, was the fair value of our share of DCP Midstream’s limited partner interest in DCP Partners, which was estimated based on average market prices of DCP Partners common units for a 15-day trading period encompassing March 31, 2020. This valuation resulted in a Level 2 nonrecurring fair value measurement. See Note 5—Investments, Loans and Long-Term Receivables, for additional information on the impairment.

The carrying value of the Refining reporting unit’s goodwill was remeasured to fair value on a nonrecurring basis in the first quarter of 2020.  The fair value of the Refining reporting unit was calculated by weighting the results from the income approach and the market approach.  The income approach uses a discounted cash flow model that requires various observable and nonobservable inputs, such as prices, volumes, expenses, capital expenditures, discount rates and projected long-term growth rates and terminal values. The market approach uses peer company enterprise values relative to current and future net income (loss) before net interest expense, income taxes, depreciation and amortization (EBITDA) projections to arrive at an average multiple.  This multiple was applied to the reporting unit’s current and projected EBITDA, with consideration for an estimated market participant acquisition premium.  The resulting fair value Level 3 estimate was less than the Refining reporting unit’s carrying value by an amount that exceeded the existing goodwill balance of the reporting unit.  As a result, the Refining reporting unit recorded a goodwill impairment charge of $1,845 million and reduced its goodwill balance to zero. As part of our impairment analysis, the fair value of all reporting units was reconciled to the company’s market capitalization. See Note 7—Goodwill, for additional information on the goodwill impairment.

Note 14—Pension and Postretirement Plans

The components of net periodic benefit cost for the three and six months ended June 30, 2020 and 2019, were as follows:

	Millions of Dollars
	Pension Benefits				Other Benefits
	2020		2019		2020	2019
	U.S.	Int’l.	U.S.	Int’l.
Components of Net Periodic Benefit Cost
Three Months Ended June 30
Service cost	$34	7	31	6	2	2
Interest cost	24	5	27	7	1	2
Expected return on plan assets	(42)	(12)	(35)	(12)	—	—
Amortization of prior service credit	—	—	—	—	—	(1)
Recognized net actuarial loss	15	4	13	1	—	—
Settlements	39	—	2	—	—	—
Net periodic benefit cost*	$70	4	38	2	3	3

Six Months Ended June 30
Service cost	$67	14	63	12	3	3
Interest cost	49	11	54	13	3	4
Expected return on plan assets	(83)	(25)	(71)	(23)	—	—
Amortization of prior service credit	—	—	—	—	(1)	(1)
Recognized net actuarial loss	29	8	26	3	—	—
Settlements	39	—	6	—	—	—
Net periodic benefit cost*	$101	8	78	5	5	6
* Included in the “Operating expenses” and “Selling, general and administrative expenses” line items on our consolidated statement of operations.

During the six months ended June 30, 2020, we contributed $13 million to our U.S. pension and other postretirement benefit plans and $13 million to our international pension plans. We currently expect to make additional contributions of approximately $24 million to our U.S. pension and other postretirement benefit plans and $13 million to our international pension plans during the remainder of 2020.

During the six months ended June 30, 2020, we estimated that lump-sum benefit payments will exceed the sum of service and interest costs for the plan year for our U.S. qualified and non-qualified pension plans. As a result, we recognized a portion of prior actuarial losses, or pension settlement expense, of $34 million related to our U.S. qualified pension plan and $5 million related to our U.S. non-qualified pension plan. In conjunction with the recognition of pension settlement expense, the plan assets and projected benefit obligation of our U.S. qualified pension plan were remeasured as of June 30, 2020. At the remeasurement date, the net pension liability increased by $300 million resulting in a corresponding increase to other comprehensive loss. The increase in the net pension liability was primarily due to a decline in the discount rate used to value the projected benefit obligation from 3.3% to 2.7% and a decrease in the fair value of plan assets during the six months ended June 30, 2020.

Note 15—Accumulated Other Comprehensive Loss

Changes in the balances of each component of accumulated other comprehensive loss were as follows:

	Millions of Dollars
	Defined Benefit Plans	Foreign Currency Translation	Hedging	Accumulated Other Comprehensive Loss

December 31, 2019	$(656)	(131)	(1)	(788)
Other comprehensive loss before reclassifications	(223)	(195)	(8)	(426)
Amounts reclassified from accumulated other comprehensive loss
Defined benefit plans*
Amortization of net actuarial loss, prior service credit and settlements	60	—	—	60
Foreign currency translation	—	—	—	—
Hedging	—	—	1	1
Net current period other comprehensive loss	(163)	(195)	(7)	(365)
Other	—	5	—	5
June 30, 2020	$(819)	(321)	(8)	(1,148)

December 31, 2018	$(472)	(228)	8	(692)
Other comprehensive income (loss) before reclassifications	4	(6)	(7)	(9)
Amounts reclassified from accumulated other comprehensive loss
Defined benefit plans*
Amortization of net actuarial loss, prior service credit and settlements	26	—	—	26
Foreign currency translation	—	—	—	—
Hedging	—	—	(3)	(3)
Net current period other comprehensive income (loss)	30	(6)	(10)	14
Income taxes reclassified to retained earnings**	(93)	2	2	(89)
June 30, 2019	$(535)	(232)	—	(767)
* Included in the computation of net periodic benefit cost. See Note 14—Pension and Postretirement Plans, for additional information.
** As of January 1, 2019, stranded income taxes related to the enactment of the Tax Act in December 2017 were reclassified to retained earnings upon adoption of ASU No. 2018-02.

Note 16—Related Party Transactions

Significant transactions with related parties were:

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019

Operating revenues and other income (a)	$353	796	887	1,479
Purchases (b)	1,130	3,260	3,256	5,928
Operating expenses and selling, general and administrative expenses (c)	55	8	106	17

(a)We sold NGL, other petrochemical feedstocks and solvents to Chevron Phillips Chemical Company LLC (CPChem), gas oil and hydrogen feedstocks to Excel Paralubes (Excel), and refined petroleum products to several of our equity affiliates in the M&S segment, including OnCue and CF United. We also sold certain feedstocks and intermediate products to WRB Refining LP (WRB) and acted as agent for WRB in supplying crude oil and other feedstocks for a fee. In addition, we charged several of our equity affiliates, including CPChem, for the use of common facilities, such as steam generators, waste and water treaters and warehouse facilities.

(b)We purchased crude oil, refined petroleum products and NGL from WRB and also acted as agent for WRB in distributing solvents. We also purchased natural gas and NGL from DCP Midstream and CPChem, as well as other feedstocks from various equity affiliates, for use in our refinery and fractionation processes. In addition, we purchased base oils and fuel products from Excel for use in our specialty and refining businesses. We paid NGL fractionation fees to CPChem. We also paid fees to various pipeline equity affiliates for transporting crude oil, refined petroleum products and NGL.

(c)We paid consignment fees to CF United, and utility and processing fees to various equity affiliates.

Note 17—Segment Disclosures and Related Information

Our operating segments are:

1)Midstream—Provides crude oil and refined petroleum product transportation, terminaling and processing services, as well as natural gas and NGL transportation, storage, fractionation, processing, and marketing services, mainly in the United States. The Midstream segment includes our master limited partnership (MLP), Phillips 66 Partners, as well as our 50% equity investment in DCP Midstream.

2)Chemicals—Consists of our 50% equity investment in CPChem, which manufactures and markets petrochemicals and plastics on a worldwide basis.

3)Refining—Refines crude oil and other feedstocks into petroleum products, such as gasoline, distillates and aviation fuels, at 13 refineries in the United States and Europe.

4)Marketing and Specialties—Purchases for resale and markets refined petroleum products, mainly in the United States and Europe. In addition, this segment includes the manufacturing and marketing of specialty products.

Corporate and Other includes general corporate overhead, interest expense, our investment in new technologies, and various other corporate activities. Corporate assets include all cash, cash equivalents and income tax-related assets.

Intersegment sales are at prices that we believe approximate market.

Analysis of Results by Operating Segment

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
Sales and Other Operating Revenues*
Midstream
Total sales	$1,100	1,709	2,638	3,606
Intersegment eliminations	(382)	(460)	(877)	(1,044)
Total Midstream	718	1,249	1,761	2,562
Chemicals	1	1	2	2
Refining
Total sales	7,352	20,387	21,133	37,248
Intersegment eliminations	(4,437)	(12,788)	(12,070)	(22,556)
Total Refining	2,915	7,599	9,063	14,692
Marketing and Specialties
Total sales	7,493	19,687	21,742	34,929
Intersegment eliminations	(220)	(696)	(790)	(1,249)
Total Marketing and Specialties	7,273	18,991	20,952	33,680
Corporate and Other	6	7	13	14
Consolidated sales and other operating revenues	$10,913	27,847	31,791	50,950
* See Note 2—Sales and Other Operating Revenues, for further details on our disaggregated sales and other operating revenues.

Income (Loss) Before Income Taxes
Midstream	$324	423	(378)	739
Chemicals	42	275	211	502
Refining	(878)	983	(3,139)	785
Marketing and Specialties	286	353	799	558
Corporate and Other	(219)	(205)	(416)	(415)
Consolidated income (loss) before income taxes	$(445)	1,829	(2,923)	2,169

	Millions of Dollars
	June 30 2020	December 31 2019
Total Assets
Midstream	$15,447	15,716
Chemicals	6,148	6,249
Refining	21,981	25,150
Marketing and Specialties	7,246	8,659
Corporate and Other	3,696	2,946
Consolidated total assets	$54,518	58,720

Note 18—Income Taxes

Historically, we have calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full year to income (loss) for the interim period. In the second quarter of 2020, we concluded that we could not calculate a reliable estimate of our annual effective tax rate due to the range of potential impacts the global COVID-19 pandemic may have on our business and results of operations. Accordingly, we computed the effective tax rate for the six-month period ending June 30, 2020, using actual results.

Our effective income tax rate for the three and six months ended June 30, 2020, was 85% and 15%, respectively, compared with 18% for the corresponding periods of 2019. The increase in our effective tax rate for the three months ended June 30, 2020, is primarily attributable to the adjustment required in the second quarter for the first-quarter 2020 results to reflect the change in methodology discussed above. The decrease in our effective tax rate for the six months ended June 30, 2020, is primarily attributable to the impact of the nondeductible goodwill impairment, partially offset by the ability provided under the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) to carry back a 2020 net operating loss to a year with a 35% income tax rate, as well as foreign operations and income attributable to noncontrolling interests.

The effective income tax rate for the three months ended June 30, 2020, varied from the U.S. federal statutory income tax rate of 21%, primarily attributable to the adjustment required in the second quarter for the first-quarter 2020 results to reflect the change in methodology discussed above. The effective income tax rate for the six months ended June 30, 2020, varied from the U.S. federal statutory rate of 21%, primarily due to the impact of the nondeductible goodwill impairment, partially offset by the ability provided under the CARES Act to carry back a 2020 net operating loss to a year with a 35% income tax rate.

An income tax receivable of $557 million is included in the “Accounts and notes receivable” line item on our consolidated balance sheet as of June 30, 2020, which reflects our estimate of the tax benefit that we expect to realize within the next 12 months.

Note 19—Phillips 66 Partners LP

Phillips 66 Partners, headquartered in Houston, Texas, is a publicly traded MLP formed in 2013 to own, operate, develop and acquire primarily fee-based midstream assets. Phillips 66 Partners’ operations currently consist of crude oil, refined petroleum product and NGL transportation, fractionation, processing, terminaling, and storage assets.

We consolidate Phillips 66 Partners because we determined it is a VIE of which we are the primary beneficiary. As general partner of Phillips 66 Partners, we have the ability to control its financial interests, as well as the ability to direct the activities that most significantly impact its economic performance. As a result of this consolidation, the public common and perpetual convertible preferred unitholders’ ownership interests in Phillips 66 Partners are reflected as noncontrolling interests in our financial statements. At June 30, 2020, we owned 170 million Phillips 66 Partners common units, representing a 74% limited partner interest in Phillips 66 Partners, while the public owned a 26% limited partner interest and 13.8 million perpetual convertible preferred units.

The most significant assets of Phillips 66 Partners that are available to settle only its obligations, along with its most significant liabilities for which its creditors do not have recourse to Phillips 66’s general credit, were:

	Millions of Dollars
	June 30 2020	December 31 2019

Cash and cash equivalents	$7	286
Equity investments*	3,340	2,961
Net properties, plants and equipment	3,500	3,349
Short-term debt	265	25
Long-term debt	3,442	3,491
* Included in the “Investments and long-term receivables” line item on the Phillips 66 consolidated balance sheet.

For the six months ended June 30, 2020, on a settlement-date basis, Phillips 66 Partners generated net proceeds of $2 million from common units issued under its continuous offering of common units, or at-the-market (ATM) programs, with no issuances in the second quarter of 2020. For the three and six months ended June 30, 2019, Phillips 66 Partners generated net proceeds of $10 million and $42 million, respectively, under its ATM programs.

Gray Oak Pipeline, LLC was formed to develop and construct the Gray Oak Pipeline, which transports crude oil from the Permian and Eagle Ford to Texas Gulf Coast destinations that include Corpus Christi and the Sweeny area, including the Phillips 66 Sweeny Refinery, as well as access to the Houston market. Phillips 66 Partners has a consolidated holding company that owns 65% of Gray Oak Pipeline, LLC. In December 2018, a third party exercised its option to acquire a 35% interest in the holding company. Because the holding company’s sole asset was its ownership interest in Gray Oak Pipeline, LLC, which was considered a financial asset, and because certain restrictions were placed on the third party’s ability to transfer or sell its interest in the holding company during the construction of the Gray Oak Pipeline, the legal sale of the 35% interest did not qualify as a sale under GAAP at that time. The Gray Oak Pipeline commenced full operations in the second quarter of 2020, and the restrictions placed on the co-venturer were lifted on June 30, 2020, resulting in the recognition of the sale under GAAP. Accordingly, at June 30, 2020, the co-venturer’s 35% interest in the holding company was recharacterized from a long-term obligation to a noncontrolling interest on our consolidated balance sheet. In addition, the premium of $84 million previously paid by the co-venturer in 2019 was recharacterized from a long-term obligation to a gain in our consolidated statement of operations for the three and six months ended June 30, 2020. For the six months ended June 30, 2020, the co-venturer contributed an aggregate of $61 million to the holding company to fund its portion of Gray Oak Pipeline, LLC’s cash calls. Excluding the co-venturer’s 35% interest in the consolidated holding company, Phillips 66 Partners has an effective ownership interest of 42.25% in Gray Oak Pipeline, LLC. See Note 5—Investments, Loans and Long-Term Receivables, for further discussion regarding Phillips 66 Partners’ investment in Gray Oak Pipeline, LLC, Dakota Access and ETCO, and Liberty.

Note 20—Condensed Consolidating Financial Information

Phillips 66 has senior notes outstanding, the payment obligations of which are fully and unconditionally guaranteed by Phillips 66 Company, a 100 percent-owned subsidiary. The following condensed consolidating financial information presents the results of operations, financial position and cash flows for:

•Phillips 66 and Phillips 66 Company (in each case, reflecting investments in subsidiaries utilizing the equity method of accounting).
•All other nonguarantor subsidiaries.
•The consolidating adjustments necessary to present Phillips 66’s results on a consolidated basis.

This condensed consolidating financial information should be read in conjunction with the accompanying consolidated financial statements and notes.

	Millions of Dollars
	Three Months Ended June 30, 2020
Statement of Operations	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Revenues and Other Income (Loss)
Sales and other operating revenues	$—	8,236	2,677	—	10,913
Equity in earnings (losses) of affiliates	(86)	230	174	(161)	157
Net gain on dispositions	—	—	85	—	85
Other income	—	19	9	—	28
Intercompany revenues	1	604	1,553	(2,158)	—
Total Revenues and Other Income (Loss)	(85)	9,089	4,498	(2,319)	11,183

Costs and Expenses
Purchased crude oil and products	—	7,990	3,665	(2,047)	9,608
Operating expenses	—	810	248	(32)	1,026
Selling, general and administrative expenses	1	319	92	(3)	409
Depreciation and amortization	—	235	108	—	343
Taxes other than income taxes	—	86	28	—	114
Accretion on discounted liabilities	—	4	1	—	5
Interest and debt expense	92	22	79	(76)	117
Foreign currency transaction losses	—	—	6	—	6
Total Costs and Expenses	93	9,466	4,227	(2,158)	11,628
Income (loss) before income taxes	(178)	(377)	271	(161)	(445)
Income tax benefit	(37)	(291)	(50)	—	(378)
Net Income (Loss)	(141)	(86)	321	(161)	(67)
Less: net income attributable to noncontrolling interests	—	—	74	—	74
Net Income (Loss) Attributable to Phillips 66	$(141)	(86)	247	(161)	(141)

Comprehensive Income (Loss)	$(298)	(243)	343	(26)	(224)

	Millions of Dollars
	Three Months Ended June 30, 2019
Statement of Operations	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Revenues and Other Income
Sales and other operating revenues	$—	21,698	6,149	—	27,847
Equity in earnings of affiliates	1,495	1,000	202	(2,049)	648
Other income	—	22	1	—	23
Intercompany revenues	—	722	4,095	(4,817)	—
Total Revenues and Other Income	1,495	23,442	10,447	(6,866)	28,518

Costs and Expenses
Purchased crude oil and products	—	20,185	9,082	(4,713)	24,554
Operating expenses	—	917	271	(23)	1,165
Selling, general and administrative expenses	1	319	91	(3)	408
Depreciation and amortization	—	229	105	—	334
Impairments	—	1	1	—	2
Taxes other than income taxes	—	70	27	—	97
Accretion on discounted liabilities	—	5	1	(1)	5
Interest and debt expense	89	37	66	(77)	115
Foreign currency transaction losses	—	—	9	—	9
Total Costs and Expenses	90	21,763	9,653	(4,817)	26,689
Income before income taxes	1,405	1,679	794	(2,049)	1,829
Income tax expense (benefit)	(19)	184	160	—	325
Net Income	1,424	1,495	634	(2,049)	1,504
Less: net income attributable to noncontrolling interests	—	—	80	—	80
Net Income Attributable to Phillips 66	$1,424	1,495	554	(2,049)	1,424

Comprehensive Income	$1,366	1,437	574	(1,931)	1,446

	Millions of Dollars
	Six Months Ended June 30, 2020
Statement of Operations	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Revenues and Other Income (Loss)
Sales and other operating revenues	$—	23,746	8,045	—	31,791
Equity in earnings (losses) of affiliates	(2,506)	(131)	413	2,746	522
Net gain on dispositions	—	1	85	—	86
Other income	—	17	11	—	28
Intercompany revenues	1	1,534	3,971	(5,506)	—
Total Revenues and Other Income (Loss)	(2,505)	25,167	12,525	(2,760)	32,427

Costs and Expenses
Purchased crude oil and products	—	22,976	10,354	(5,282)	28,048
Operating expenses	—	1,927	502	(62)	2,367
Selling, general and administrative expenses	4	530	199	(5)	728
Depreciation and amortization	—	470	215	—	685
Impairments	—	1,805	1,201	—	3,006
Taxes other than income taxes	—	209	62	—	271
Accretion on discounted liabilities	—	9	2	—	11
Interest and debt expense	170	58	157	(157)	228
Foreign currency transaction losses	—	—	6	—	6
Total Costs and Expenses	174	27,984	12,698	(5,506)	35,350
Loss before income taxes	(2,679)	(2,817)	(173)	2,746	(2,923)
Income tax benefit	(42)	(311)	(76)	—	(429)
Net Loss	(2,637)	(2,506)	(97)	2,746	(2,494)
Less: net income attributable to noncontrolling interests	—	—	143	—	143
Net Loss Attributable to Phillips 66	$(2,637)	(2,506)	(240)	2,746	(2,637)

Comprehensive Loss	$(3,002)	(2,871)	(284)	3,298	(2,859)

	Millions of Dollars
	Six Months Ended June 30, 2019
Statement of Operations	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Revenues and Other Income
Sales and other operating revenues	$—	39,113	11,837	—	50,950
Equity in earnings of affiliates	1,776	1,431	367	(2,410)	1,164
Net gain on dispositions	—	—	1	—	1
Other income	—	42	19	—	61
Intercompany revenues	—	1,883	7,310	(9,193)	—
Total Revenues and Other Income	1,776	42,469	19,534	(11,603)	52,176

Costs and Expenses
Purchased crude oil and products	—	37,265	17,336	(8,992)	45,609
Operating expenses	—	1,917	597	(42)	2,472
Selling, general and administrative expenses	4	574	201	(5)	774
Depreciation and amortization	—	456	209	—	665
Impairments	—	1	2	—	3
Taxes other than income taxes	—	165	60	—	225
Accretion on discounted liabilities	—	9	2	—	11
Interest and debt expense	182	73	133	(154)	234
Foreign currency transaction losses	—	—	14	—	14
Total Costs and Expenses	186	40,460	18,554	(9,193)	50,007
Income before income taxes	1,590	2,009	980	(2,410)	2,169
Income tax expense (benefit)	(38)	233	200	—	395
Net Income	1,628	1,776	780	(2,410)	1,774
Less: net income attributable to noncontrolling interests	—	—	146	—	146
Net Income Attributable to Phillips 66	$1,628	1,776	634	(2,410)	1,628

Comprehensive Income	$1,642	1,790	785	(2,429)	1,788

	Millions of Dollars
	June 30, 2020
Balance Sheet	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Assets
Cash and cash equivalents	$—	661	1,229	—	1,890
Accounts and notes receivable	—	3,661	3,154	(1,963)	4,852
Inventories	—	3,622	1,514	—	5,136
Prepaid expenses and other current assets	1	377	243	—	621
Total Current Assets	1	8,321	6,140	(1,963)	12,499
Investments and long-term receivables	31,289	24,786	10,747	(53,194)	13,628
Net properties, plants and equipment	—	13,725	10,557	—	24,282
Goodwill	—	1,047	378	—	1,425
Intangibles	—	740	134	—	874
Other assets	12	4,195	673	(3,070)	1,810
Total Assets	$31,302	52,814	28,629	(58,227)	54,518

Liabilities and Equity
Accounts payable	$—	4,796	2,535	(1,963)	5,368
Short-term debt	1,497	15	271	—	1,783
Accrued income and other taxes	—	439	607	—	1,046
Employee benefit obligations	—	354	41	—	395
Other accruals	76	1,292	417	(354)	1,431
Total Current Liabilities	1,573	6,896	3,871	(2,317)	10,023
Long-term debt	8,938	158	3,567	—	12,663
Asset retirement obligations and accrued environmental costs	—	450	175	—	625
Deferred income taxes	—	3,801	1,673	(3)	5,471
Employee benefit obligations	—	1,142	218	—	1,360
Other liabilities and deferred credits	46	10,806	5,714	(15,485)	1,081
Total Liabilities	10,557	23,253	15,218	(17,805)	31,223
Common stock	3,232	25,873	9,588	(35,461)	3,232
Retained earnings	18,661	4,836	1,700	(6,566)	18,631
Accumulated other comprehensive loss	(1,148)	(1,148)	(457)	1,605	(1,148)
Noncontrolling interests	—	—	2,580	—	2,580
Total Liabilities and Equity	$31,302	52,814	28,629	(58,227)	54,518

	Millions of Dollars
	December 31, 2019
Balance Sheet	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Assets
Cash and cash equivalents	$—	136	1,478	—	1,614
Accounts and notes receivable	86	6,334	4,148	(2,058)	8,510
Inventories	—	2,594	1,182	—	3,776
Prepaid expenses and other current assets	2	362	131	—	495
Total Current Assets	88	9,426	6,939	(2,058)	14,395
Investments and long-term receivables	33,082	25,039	10,989	(54,539)	14,571
Net properties, plants and equipment	—	13,676	10,110	—	23,786
Goodwill	—	2,853	417	—	3,270
Intangibles	—	732	137	—	869
Other assets	14	4,290	714	(3,189)	1,829
Total Assets	$33,184	56,016	29,306	(59,786)	58,720

Liabilities and Equity
Accounts payable	$—	7,024	3,609	(2,058)	8,575
Short-term debt	500	16	31	—	547
Accrued income and other taxes	—	386	593	—	979
Employee benefit obligations	—	648	62	—	710
Other accruals	65	850	249	(329)	835
Total Current Liabilities	565	8,924	4,544	(2,387)	11,646
Long-term debt	7,434	155	3,627	—	11,216
Asset retirement obligations and accrued environmental costs	—	460	178	—	638
Deferred income taxes	—	3,727	1,828	(2)	5,553
Employee benefit obligations	—	825	219	—	1,044
Other liabilities and deferred credits	245	8,975	5,465	(13,231)	1,454
Total Liabilities	8,244	23,066	15,861	(15,620)	31,551
Common stock	3,634	25,838	9,516	(35,354)	3,634
Retained earnings	22,094	7,900	1,940	(9,870)	22,064
Accumulated other comprehensive loss	(788)	(788)	(270)	1,058	(788)
Noncontrolling interests	—	—	2,259	—	2,259
Total Liabilities and Equity	$33,184	56,016	29,306	(59,786)	58,720

	Millions of Dollars
	Six Months Ended June 30, 2020
Statement of Cash Flows	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Cash Flows From Operating Activities
Net Cash Provided by (Used in) Operating Activities	$517	(253)	1,273	(556)	981

Cash Flows From Investing Activities
Capital expenditures and investments	—	(554)	(1,350)	42	(1,862)
Return of investments in equity affiliates	—	—	88	—	88
Proceeds from asset dispositions	—	—	1	—	1
Intercompany lending activities	(1,751)	2,123	(372)	—	—
Advances/loans—related parties	—	(210)	(21)	—	(231)
Collection of advances/loans—related parties	—	20	24	—	44
Other	—	(32)	(32)	—	(64)
Net Cash Provided by (Used in) Investing Activities	(1,751)	1,347	(1,662)	42	(2,024)

Cash Flows From Financing Activities
Issuance of debt	3,015	—	215	—	3,230
Repayment of debt	(500)	(13)	(28)	—	(541)
Issuance of common stock	6	—	—	—	6
Repurchase of common stock	(443)	—	—	—	(443)
Dividends paid on common stock	(789)	(556)	—	556	(789)
Distributions to noncontrolling interests	—	—	(127)	—	(127)
Net proceeds from issuance of Phillips 66 Partners LP common units	—	—	2	—	2
Other	(55)	—	82	(42)	(15)
Net Cash Provided by (Used in) Financing Activities	1,234	(569)	144	514	1,323

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	(4)	—	(4)

Net Change in Cash and Cash Equivalents	—	525	(249)	—	276
Cash and cash equivalents at beginning of period	—	136	1,478	—	1,614
Cash and Cash Equivalents at End of Period	$—	661	1,229	—	1,890

	Millions of Dollars
	Six Months Ended June 30, 2019
Statement of Cash Flows	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Cash Flows From Operating Activities
Net Cash Provided by (Used in) Operating Activities	$(130)	621	1,079	(118)	1,452

Cash Flows From Investing Activities
Capital expenditures and investments	—	(485)	(1,243)	—	(1,728)
Return of investments in equity affiliates	—	1	34	—	35
Proceeds from asset dispositions	—	—	83	—	83
Intercompany lending activities	1,730	(1,385)	(345)	—	—
Advances/loans—related parties	—	—	(95)	—	(95)
Collection of advances/loans—related parties	—	—	95	—	95
Other	—	(24)	48	—	24
Net Cash Provided by (Used in) Investing Activities	1,730	(1,893)	(1,423)	—	(1,586)

Cash Flows From Financing Activities
Issuance of debt	—	—	860	—	860
Repayment of debt	—	(9)	(588)	—	(597)
Issuance of common stock	9	—	—	—	9
Repurchase of common stock	(799)	—	—	—	(799)
Dividends paid on common stock	(770)	—	(118)	118	(770)
Distributions to noncontrolling interests	—	—	(117)	—	(117)
Net proceeds from issuance of Phillips 66 Partners LP common units	—	—	42	—	42
Other	(40)	—	341	—	301
Net Cash Provided by (Used in) Financing Activities	(1,600)	(9)	420	118	(1,071)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	5	—	5

Net Change in Cash and Cash Equivalents	—	(1,281)	81	—	(1,200)
Cash and cash equivalents at beginning of period	—	1,648	1,371	—	3,019
Cash and Cash Equivalents at End of Period	$—	367	1,452	—	1,819

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise indicated, “the company,” “we,” “our,” “us” and “Phillips 66” are used in this report to refer to the businesses of Phillips 66 and its consolidated subsidiaries.

Management’s Discussion and Analysis is the company’s analysis of its financial performance, financial condition, and significant trends that may affect future performance. It should be read in conjunction with the consolidated financial statements and notes included elsewhere in this report. It contains forward-looking statements including, without limitation, statements relating to the company’s plans, strategies, objectives, expectations and intentions that are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “estimate,” “believe,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target” and similar expressions often identify forward-looking statements, but the absence of these words does not mean a statement is not forward-looking. The company does not undertake to update, revise or correct any of the forward-looking information unless required to do so under the federal securities laws. Readers are cautioned that such forward-looking statements should be read in conjunction with the company’s disclosures under the heading: “CAUTIONARY STATEMENT FOR THE PURPOSES OF THE ‘SAFE HARBOR’ PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.”

The terms “earnings” and “loss” as used in Management’s Discussion and Analysis refer to net income (loss) attributable to Phillips 66. The terms “before-tax income” or “before-tax loss” as used in Management’s Discussion and Analysis refer to income (loss) before income taxes.

EXECUTIVE OVERVIEW AND BUSINESS ENVIRONMENT

Phillips 66 is an energy manufacturing and logistics company with midstream, chemicals, refining, and marketing and specialties businesses. At June 30, 2020, we had total assets of $54.5 billion. Our common stock trades on the New York Stock Exchange under the symbol PSX.

Executive Overview
The outbreak of Coronavirus Disease 2019 (COVID-19) and its development into a pandemic continues to result in significant economic disruption globally. Actions taken by governments to prevent the spread of the disease included travel and business restrictions, which resulted in substantial decreases in the demand for many refined petroleum products, particularly gasoline and jet fuel. The lack of demand for petroleum products has resulted in low crude oil prices and refining margins. Accordingly, crude oil producers have shut in high cost production, and refiners have reduced crude oil processing rates.

The depth and duration of the economic consequences of the COVID-19 pandemic are currently unknown. The near-term outlook for petroleum product demand remains highly uncertain, prices remain volatile, and margins and volumes remain challenged. The adverse effects on our company have significantly impacted our second-quarter earnings and may continue to be significant in the near term.

During the first six months of 2020, we took the following significant steps to enhance our liquidity:

•Secured a $2 billion, 364-day term loan facility, under which we have drawn $1 billion to date.
•Issued $2 billion of senior unsecured notes in three tranches of three-, five-, and ten-year maturities.
•Temporarily suspended our share repurchase programs.
•Reduced our consolidated capital spending plans in 2020 by $700 million.
•Executed a plan to reduce operating and administrative costs by $500 million in 2020.

In the second quarter of 2020, we reported a loss of $141 million, generated cash from operating activities of $764 million and received approximately $2.0 billion in net proceeds from two public offerings of senior unsecured notes. We used available cash to fund capital expenditures and investments of $939 million, repay $525 million of maturing debt, and pay dividends of $393 million. We ended the second quarter of 2020 with $1.9 billion of cash and cash equivalents and approximately $6.5 billion of total committed capacity available under our revolving credit facilities and new term loan facility.

Business Environment
The Midstream segment includes our Transportation and Natural Gas Liquids (NGL) businesses. Our Transportation business contains fee-based operations that are not directly exposed to commodity price risk. Our NGL business results are primarily driven by fractionation and terminaling margins, throughput volumes, and impacts from NGL prices. The Midstream segment also includes our 50% equity investment in DCP Midstream, LLC (DCP Midstream). Compared with the second quarter of 2019, NGL prices decreased in the second quarter of 2020 due to the negative economic impacts caused by the COVID-19 pandemic.

The Chemicals segment consists of our 50% equity investment in Chevron Phillips Chemical Company LLC (CPChem). The chemicals and plastics industry is mainly a commodity-based industry where the margins for key products are based on supply and demand, as well as cost factors. During the second quarter of 2020, the benchmark high-density polyethylene chain margin decreased, compared with the second quarter of 2019, driven by the economic impacts of the COVID-19 pandemic and recent capacity additions.

Our Refining segment results are driven by several factors, including refining margins, refinery throughput, feedstock costs, product yields, turnaround activity, and other operating costs. The price of U.S. benchmark crude oil, West Texas Intermediate (WTI) at Cushing, Oklahoma, decreased to an average of $27.80 per barrel during the second quarter of 2020, compared with an average of $59.80 per barrel in the second quarter of 2019, driven by a significant decline in global demand for refined petroleum products in the second quarter of 2020, as a result of the negative global economic impacts of the COVID-19 pandemic. Market crack spreads are used as indicators of refining margins and measure the difference between market prices for refined petroleum products and crude oil. During the second quarter of 2020, the worldwide market crack spreads were significantly lower compared with the second quarter of 2019, mainly driven by a sharp decline in demand for refined petroleum products resulting from the significant global economic disruption caused by the COVID-19 pandemic.

Results for our Marketing and Specialties (M&S) segment depend largely on marketing fuel and lubricant margins, and sales volumes of our refined petroleum and other specialty products. While M&S margins are primarily driven by market factors, largely determined by the relationship between supply and demand, marketing fuel margins, in particular, are influenced by the trend in spot prices for refined petroleum products. Generally speaking, a downward trend of spot prices has a favorable impact on marketing fuel margins, while an upward trend of spot prices has an unfavorable impact on marketing fuel margins. The significant global disruption caused by COVID-19 also negatively impacted demand for our refined petroleum and specialty products in the second quarter of 2020 compared with the second quarter of 2019.

RESULTS OF OPERATIONS

Unless otherwise indicated, discussion of results for the three and six months ended June 30, 2020, is based on a comparison with the corresponding periods of 2019.

Consolidated Results

A summary of income (loss) before income taxes by business segment with a reconciliation to net income (loss) attributable to Phillips 66 follows:

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019

Midstream	$324	423	(378)	739
Chemicals	42	275	211	502
Refining	(878)	983	(3,139)	785
Marketing and Specialties	286	353	799	558
Corporate and Other	(219)	(205)	(416)	(415)
Income (loss) before income taxes	(445)	1,829	(2,923)	2,169
Income tax expense (benefit)	(378)	325	(429)	395
Net income (loss)	(67)	1,504	(2,494)	1,774
Less: net income attributable to noncontrolling interests	74	80	143	146
Net income (loss) attributable to Phillips 66	$(141)	1,424	(2,637)	1,628

Our earnings decreased $1,565 million in the second quarter of 2020, mainly reflecting:

•Lower realized refining margins and decreased refinery production.
•Lower equity in earnings of affiliates in our Chemicals, Refining and Midstream segments.

These decreases were partially offset by:

•An income tax benefit recognized in the current quarter, compared with income tax expense recognized in the second quarter of 2019.

Our earnings decreased $4,265 million in the six-month period of 2020, mainly reflecting:

•A $1,845 million before-tax goodwill impairment in our Refining segment.
•A $1,161 million before-tax impairment of our investment in DCP Midstream.
•Lower realized refining margins and decreased refinery production.
•Lower equity in earnings of affiliates in our Refining and Chemicals segments.

These decreases were partially offset by:

•An income tax benefit recognized in the current six-month period, compared with income tax expense recognized in the six-month period of 2019.

See the “Segment Results” section for additional information on our segment results.

Statement of Operations Analysis

Sales and other operating revenues for the second quarter and six-month period of 2020 decreased 61% and 38%, respectively, and purchased crude oil and products decreased 61% and 39%, respectively. These decreases were mainly due to lower prices for refined petroleum products, crude oil, and NGL, as well as lower volumes.

Equity in earnings of affiliates decreased 76% and 55% in the second quarter and six-month period of 2020, respectively. The decrease in both periods was primarily due to lower realized refining margins and decreased refinery production at WRB Refining LP (WRB) and lower equity earnings from CPChem. See Chemicals segment analysis in “Segment Results” section for additional information on CPChem. The second-quarter decrease was also driven by lower equity earnings from certain of our Midstream joint ventures due to lower volumes.

Net gain on dispositions increased $85 million in the second quarter and six-month period of 2020. The increase in both periods was mainly due to a gain of $84 million associated with a co-venturer’s prior-year acquisition of a 35% interest in the consolidated holding company that owns an interest in Gray Oak Pipeline, LLC. See Note 19—Phillips 66 Partners LP, in the Notes to Consolidated Financial Statements, for additional information.

Other income decreased $33 million in the six-month period of 2020. The decrease was primarily driven by a decrease in the fair value of deferred compensation investments in the first six months of 2020, compared with an increase in the fair value of deferred compensation investments in the first six months of 2019, as well as a decrease in interest income due to lower interest rates in the first six months of 2020. See Note 13—Fair Value Measurements, in the Notes to Consolidated Financial Statements, for additional information on the fair value of the deferred compensation investments.

Operating expenses for the second quarter of 2020 decreased 12%, primarily due to lower refinery maintenance activities and decreased utility costs.

Impairments were $3,006 million for the six-month period of 2020, consisting of an impairment of $1,161 million associated with our investment in DCP Midstream, and a $1,845 million goodwill impairment in our Refining segment. See Note 5—Investments, Loans and Long-Term Receivables and Note 7—Goodwill, in the Notes to Consolidated Financial Statements, for additional information associated with these impairments.

We had an income tax benefit of $378 million and $429 million in the second quarter and six-month period of 2020, respectively, compared with income tax expense of $325 million and $395 million, respectively, in the corresponding periods of 2019. See Note 18—Income Taxes, in the Notes to Consolidated Financial Statements, for information regarding our effective income tax rates.

Segment Results

Midstream

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019

	Millions of Dollars
Income (Loss) Before Income Taxes
Transportation	$214	245	414	448
NGL and Other	78	143	257	233
DCP Midstream	32	35	(1,049)	58
Total Midstream	$324	423	(378)	739

	Thousands of Barrels Daily
Transportation Volumes
Pipelines*	2,840	3,417	3,009	3,297
Terminals	2,883	3,261	3,016	3,163
Operating Statistics
NGL fractionated**	170	232	184	233
NGL production***	374	423	385	425
* Pipelines represent the sum of volumes transported through each separately tariffed consolidated pipeline segment.
** Excludes DCP Midstream.
*** Includes 100% of DCP Midstream’s volumes.

Dollars Per Gallon
Weighted-Average NGL Price*
DCP Midstream	$0.32	0.51	0.36	0.56
* Based on index prices from the Mont Belvieu market hub, which are weighted by NGL component mix.

The Midstream segment provides crude oil and refined petroleum product transportation, terminaling and processing services, as well as natural gas and NGL transportation, storage, fractionation, processing and marketing services, mainly in the United States. This segment includes our master limited partnership (MLP), Phillips 66 Partners LP (Phillips 66 Partners), as well as our 50% equity investment in DCP Midstream, which includes the operations of DCP Midstream, LP (DCP Partners), its MLP.

The Midstream segment had before-tax income of $324 million and a before-tax loss of $378 million in the second quarter and six-month period of 2020, respectively, compared with before-tax income of $423 million and $739 million in the corresponding periods of 2019, respectively. The decrease in before-tax income in the second quarter of 2020 was primarily due to decreased results in our Transportation and NGL and Other businesses. The decreased results in the six-month period of 2020 were primarily driven by a $1,161 million before-tax impairment of our equity investment in DCP Midstream, slightly offset by improved results from our NGL and Other business.

Before-tax income from our Transportation business decreased $31 million in the second quarter of 2020 and $34 million in the six-month period of 2020. The decrease in both periods was primarily attributable to lower pipeline and terminal volumes driven by decreased refinery utilization, lower equity earnings from joint ventures, and higher operating costs. These decreases were partially offset by a gain of $84 million associated with a co-venturer’s prior-year acquisition of a 35% interest in the consolidated holding company that owns an interest in Gray Oak Pipeline, LLC. See Note 19—Phillips 66 Partners LP, in the Notes to Consolidated Financial Statements, for additional information. The decrease in the second quarter of 2020 was also driven by unfavorable impacts of pipeline loss allowances due to lower commodity prices.

Before-tax income from our NGL and Other business decreased $65 million in the second quarter of 2020 and increased $24 million in the six-month period of 2020. The decrease in the second quarter of 2020 was primarily due to unfavorable impacts associated with NGL inventory storage management, as well as lower margins and volumes at the Sweeny Hub, partially offset by the startup of a new isomerization unit at our Lake Charles Refinery in the second half of 2019. The increase in the six-month period of 2020 was mainly due to the startup of a new isomerization unit at our Lake Charles Refinery in the second half of 2019 and favorable inventory impacts, partially offset by implementation costs for additional fractionation capacity at the Sweeny Hub.

The before-tax income (loss) from our investment in DCP Midstream decreased $3 million in the second quarter of 2020 and $1,107 million in the six-month period of 2020. The decrease in the six-month period was primarily due to a $1,161 million before-tax impairment of our equity investment in DCP Midstream as described below. Excluding the impairment, equity earnings from DCP Midstream increased $54 million in the six-month period ended June 30, 2020, mainly driven by the recognition of a benefit to equity earnings related to the amortization of the basis difference as described below, and lower operating costs.

The fair value of our investment in DCP Midstream depends on the market value of DCP Partners common units. The market value of DCP Partners common units declined by approximately 85% in the first quarter of 2020.  As a result, at March 31, 2020, the fair value of our investment in DCP Midstream was significantly lower than its book value. We concluded the difference between its fair value and book value was not temporary primarily due to its magnitude. Accordingly, we recorded a $1,161 million before-tax impairment of our investment in the first quarter of 2020. This charge is included in the “Impairments” line item on our consolidated statement of operations for the six months ended June 30, 2020. The impairment increased the basis difference for our investment in DCP Midstream to $1.8 billion at March 31, 2020, which indicated the carrying value of our investment was lower than our share of DCP Midstream’s recorded net assets at March 31, 2020. The basis difference is being amortized and recognized as a benefit to equity earnings over a period of 22 years, which was the estimated remaining useful life of DCP Midstream’s properties, plants and equipment (PP&E) at March 31, 2020. Equity earnings for the three and six months ended June 30, 2020, were increased by approximately $20 million and $30 million, respectively, due to the amortization of the basis difference. See Note 13—Fair Value Measurements, for additional information on the techniques used to determine the fair value of our investment in DCP Midstream.

See the “Executive Overview and Business Environment” section for information on market factors impacting this quarter’s results.

Chemicals

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019

	Millions of Dollars

Income Before Income Taxes	$42	275	211	502

	Millions of Pounds
CPChem Externally Marketed Sales Volumes*
Olefins and Polyolefins	4,890	4,592	9,490	9,284
Specialties, Aromatics and Styrenics	1,014	969	2,202	2,038
	5,904	5,561	11,692	11,322
* Represents 100% of CPChem’s outside sales of produced petrochemical products, as well as commission sales from equity affiliates.

Olefins and Polyolefins Capacity Utilization (percent)	103%	95	100	97

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

Before-tax income from the Chemicals segment decreased $233 million in the second quarter of 2020 and $291 million in the six-month period of 2020. The decrease in the second quarter and six-month period of 2020 was mainly driven by lower margins from CPChem’s portfolio of consolidated and joint venture assets, partially offset by higher sales volumes and lower utility costs. In addition, during the first six months of 2020, CPChem recorded lower-of-cost-or-market write-downs of inventories valued on the last-in, first-out (LIFO) basis and an asset write-off by an international joint venture. Our portion of the inventory write-downs and asset write-off reduced our equity earnings from CPChem in the second quarter and six-month period of 2020 by $47 million and $71 million, respectively.

See the “Executive Overview and Business Environment” section for information on market factors impacting this quarter’s results.

Refining

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019

	Millions of Dollars
Income (Loss) Before Income Taxes
Atlantic Basin/Europe	$(227)	258	(864)	251
Gulf Coast	(365)	222	(1,208)	104
Central Corridor	(104)	520	(331)	597
West Coast	(182)	(17)	(736)	(167)
Worldwide	$(878)	983	(3,139)	785

	Dollars Per Barrel
Income (Loss) Before Income Taxes
Atlantic Basin/Europe	$(5.80)	5.04	(10.74)	2.70
Gulf Coast	(5.98)	2.88	(9.66)	0.73
Central Corridor	(5.01)	19.81	(7.50)	11.91
West Coast	(7.07)	(0.52)	(13.73)	(2.63)
Worldwide	(5.99)	5.25	(10.35)	2.25

Realized Refining Margins*
Atlantic Basin/Europe	$1.53	10.85	1.97	9.47
Gulf Coast	0.36	8.20	3.64	6.93
Central Corridor	5.78	17.84	10.03	14.33
West Coast	5.05	9.94	4.92	8.16
Worldwide	2.60	11.37	4.96	9.46
* See the “Non-GAAP Reconciliations” section for a reconciliation of this non-GAAP measure to the most directly comparable measure under generally accepted accounting principles in the United States (GAAP), income (loss) before income taxes per barrel.

	Thousands of Barrels Daily
	Three Months Ended June 30		Six Months Ended June 30
Operating Statistics	2020	2019	2020	2019
Refining operations*
Atlantic Basin/Europe
Crude oil capacity	537	537	537	537
Crude oil processed	402	519	420	473
Capacity utilization (percent)	75%	97	78	88
Refinery production	433	570	445	519
Gulf Coast
Crude oil capacity	769	764	769	764
Crude oil processed	609	757	627	706
Capacity utilization (percent)	79%	99	81	92
Refinery production	675	850	689	787
Central Corridor
Crude oil capacity	530	515	530	515
Crude oil processed	386	521	428	483
Capacity utilization (percent)	73%	101	81	94
Refinery production	396	541	442	504
West Coast
Crude oil capacity	364	364	364	364
Crude oil processed	263	317	271	312
Capacity utilization (percent)	72%	87	75	86
Refinery production	280	357	293	349
Worldwide
Crude oil capacity	2,200	2,180	2,200	2,180
Crude oil processed	1,660	2,114	1,746	1,974
Capacity utilization (percent)	75%	97	79	91
Refinery production	1,784	2,318	1,869	2,159
* Includes our share of equity affiliates.

The Refining segment refines crude oil and other feedstocks into petroleum products, such as gasoline, distillates and aviation fuels, at 13 refineries in the United States and Europe.

The before-tax income (loss) from our Refining segment decreased $1,861 million in the second quarter of 2020 and $3,924 million in the six-month period of 2020. The decreased results in both periods were primarily due to significantly lower realized refining margins and decreased refinery production across all regions. A sharp decline in demand for refined petroleum products resulting from global economic disruption caused by the COVID-19 pandemic led to lower market crack spreads and reduced refinery production in the current periods. In addition, the decreased results in the six-month period included a goodwill impairment of $1,845 million recognized in the first quarter of 2020.

Our stock price declined significantly in the first quarter of 2020 due to the volatility in global commodity and equity markets related to the COVID-19 pandemic and other factors.  We assessed our goodwill for impairment due to the decline in our market capitalization and concluded that the carrying value of our Refining reporting unit at March 31, 2020, was greater than its fair value by an amount in excess of its goodwill balance. Accordingly, we recorded a goodwill impairment charge of $1,845 million in our Refining segment during the first quarter of 2020. This charge is included in the “Impairments” line item on our consolidated statement of operations for the six months ended June 30, 2020. See Note 13—Fair Value Measurements for additional information on the techniques used to determine the fair value of our Refining reporting unit.

See the “Executive Overview and Business Environment” section for information on market factors impacting this quarter’s results.

Our worldwide refining crude oil capacity utilization rate was 75% and 79% in the second quarter and six-month period of 2020, respectively, compared with 97% and 91% in the second quarter and six-month period of 2019, respectively. These decreases were primarily due to reduced refining runs in the first half of 2020 driven by lower demand for refined petroleum products.

Marketing and Specialties

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019

	Millions of Dollars
Income Before Income Taxes
Marketing and Other	$255	294	726	432
Specialties	31	59	73	126
Total Marketing and Specialties	$286	353	799	558

	Dollars Per Barrel
Income Before Income Taxes
U.S.	$1.24	1.09	1.53	0.86
International	3.48	4.81	5.25	3.55

Realized Marketing Fuel Margins*
U.S.	$1.75	1.53	1.92	1.31
International	5.07	6.03	7.04	4.94
* See the “Non-GAAP Reconciliations” section for a reconciliation of this non-GAAP measure to the most directly comparable GAAP measure, income before income taxes per barrel.

	Dollars Per Gallon
U.S. Average Wholesale Prices*
Gasoline	$1.26	2.32	1.53	2.10
Distillates	1.17	2.20	1.47	2.12
* On third-party branded petroleum product sales, excluding excise taxes.

	Thousands of Barrels Daily
Marketing Petroleum Products Sales Volumes
Gasoline	941	1,240	1,003	1,197
Distillates	847	1,085	942	1,013
Other	15	19	18	18
Total	1,803	2,344	1,963	2,228

The M&S segment purchases for resale and markets refined petroleum products, such as gasoline, distillates and aviation fuels, mainly in the United States and Europe. In addition, this segment includes the manufacturing and marketing of specialty products, such as base oils and lubricants.

Before-tax income from the M&S segment decreased $67 million in the second quarter of 2020 and increased $241 million in the six-month period of 2020. The decrease in the second quarter of 2020 was primarily due to lower sales volumes driven by decreased demand for refined petroleum and specialty products, partially offset by lower selling, general and administrative expenses. The increase in the six-month period of 2020 was primarily attributable to higher realized marketing margins and lower selling, general and administrative expenses, partially offset by lower sales volumes for refined petroleum and specialty products driven by decreased demand.

See the “Executive Overview and Business Environment” section for information on marketing fuel margins and other market factors impacting this quarter’s results.

Corporate and Other

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
Loss Before Income Taxes
Net interest expense	$(114)	(105)	(217)	(213)
Corporate overhead and other	(105)	(100)	(199)	(202)
Total Corporate and Other	$(219)	(205)	(416)	(415)

Net interest expense consists of interest and financing expense, net of interest income and capitalized interest. Corporate overhead and other includes general and administrative expenses, technology costs, environmental costs associated with sites no longer in operation, foreign currency transaction gains and losses, and other costs not directly associated with an operating segment. Net interest expense increased $9 million and $4 million in the second quarter and six-month period of 2020, respectively, primarily due to higher average debt principal balances, reflecting new debt issuances in the first half of 2020, partially offset by higher capitalized interest related to capital projects under development in our Midstream segment. See Note 9—Debt, in the Notes to Consolidated Financial Statements, for additional information on the new debt issuances.

CAPITAL RESOURCES AND LIQUIDITY

Financial Indicators

	Millions of Dollars, Except as Indicated
	June 30 2020	December 31 2019

Cash and cash equivalents	$1,890	1,614
Short-term debt	1,783	547
Total debt	14,446	11,763
Total equity	23,295	27,169
Percent of total debt to capital*	38%	30
Percent of floating-rate debt to total debt	12%	9
* Capital includes total debt and total equity.

To meet our short- and long-term liquidity requirements, we seek a variety of funding sources but rely primarily on cash generated from operating activities and debt financing. Additionally, Phillips 66 Partners has the ability to fund its growth activities through debt and equity financings. During the first six months of 2020, we generated $981 million of cash from operations, received approximately $2.0 billion in proceeds from two public offerings of senior unsecured notes, and borrowed $1.0 billion under our new term loan facility. We used available cash primarily for capital expenditures and investments of $1.9 billion, repayment of $525 million of maturing debt, and dividend payments on our common stock of $789 million. During the first quarter of 2020, we spent $443 million on common stock repurchases, before suspending our share repurchase program in March 2020. During the first six months of 2020, cash and cash equivalents increased $276 million to $1.9 billion.

We believe current cash and cash equivalents and cash generated by operations, together with access to external sources of funds as described below under “Significant Sources of Capital,” will be sufficient to meet our funding requirements in the near and long term, including our capital spending, dividend payments, defined benefit plan contributions, and debt repayments.

Significant Sources of Capital

Operating Activities
During the first six months of 2020, cash generated by operating activities was $981 million, compared with $1,452 million for the first six months of 2019. The decrease in the first six months of 2020, compared with the same period in 2019, was primarily due to decreased refinery production and lower refining margins in the first half of 2020 driven by significant global economic disruption caused by the COVID-19 pandemic, as well as reduced cash distributions from our equity affiliates, partially offset by higher realized marketing margins and favorable working capital impacts.

Our short- and long-term operating cash flows are highly dependent upon refining, marketing and chemical margins, as well as NGL prices. Prices and margins in our industry are typically volatile, and are driven by market conditions over which we have little or no control. Absent other mitigating factors, as these prices and margins fluctuate, we would expect a corresponding change in our operating cash flows. The recent decline in demand for refined petroleum products has led to a decrease in refining margins. If the global economic disruption associated with the COVID-19 pandemic sustains, we expect refining, marketing and chemical margins, along with transportation volumes, to remain challenged in the near term, all of which could have an unfavorable impact on our future operating cash flows.

The level and quality of output from our refineries also impact our cash flows. Factors such as operating efficiency, maintenance turnarounds, market conditions, feedstock availability, and weather conditions can affect output. We actively manage the operations of our refineries, and variability in their operations typically has not been as significant to cash flows as that caused by margins and prices. However, the recent decline in demand for refined petroleum products has led to a reduction of our refinery production; and if the global economic disruption associated with the COVID-19 pandemic sustains, we expect the reduced refinery production to continue in the near term, which could have an unfavorable impact on our future operating cash flows.

Equity Affiliate Operating Distributions
Our operating cash flows are also impacted by distribution decisions made by our equity affiliates. During the first six months of 2020, cash from operations included distributions of $820 million from our equity affiliates, compared with $1,120 million during the same period of 2019. We cannot control the amount of future dividends from equity affiliates; therefore, future dividend payments by these equity affiliates are not assured. If the global economic disruption associated with the COVID-19 pandemic sustains, we expect lower distributions from our equity affiliates.

Phillips 66 Partners LP

Unit Issuances
During the first six months of 2020, on a settlement-date basis, Phillips 66 Partners generated net proceeds of $2 million from common units issued under its active continuous offering of common units, or at-the-market (ATM) program.

Transfer of Equity Interest
Gray Oak Pipeline, LLC was formed to develop and construct the Gray Oak Pipeline, which transports crude oil from the Permian and Eagle Ford to Texas Gulf Coast destinations that include Corpus Christi and the Sweeny area, including the Phillips 66 Sweeny Refinery, as well as access to the Houston market. Phillips 66 Partners has a consolidated holding company that owns 65% of Gray Oak Pipeline, LLC. In December 2018, a third party exercised its option to acquire a 35% interest in the holding company. Because the holding company’s sole asset was its ownership interest in Gray Oak Pipeline, LLC, which was considered a financial asset, and because certain restrictions were placed on the third party’s ability to transfer or sell its interest in the holding company during the construction of the Gray Oak Pipeline, the legal sale of the 35% interest did not qualify as a sale under GAAP at that time. The Gray Oak Pipeline commenced full operations in the second quarter of 2020, and the restrictions placed on the co-venturer were lifted on June 30, 2020, resulting in the recognition of the sale under GAAP. Accordingly, at June 30, 2020, the co-venturer’s 35% interest in the holding company was recharacterized from a long-term obligation to a noncontrolling interest on our consolidated balance sheet. In addition, the premium of $84 million previously paid by the co-venturer in 2019 was recharacterized from a long-term obligation to a gain in our consolidated statement of operations for the three and six months ended June 30, 2020. For the six months ended June 30, 2020, the co-venturer contributed an aggregate of $61 million to the holding company to fund its portion of Gray Oak Pipeline, LLC’s cash calls. Excluding the co-venturer’s 35% interest in the consolidated holding company, Phillips 66 Partners has an effective ownership interest of 42.25% in Gray Oak Pipeline, LLC. See Note 5—Investments, Loans and Long-Term Receivables, in the Notes to Consolidated Financial Statements, for further discussion regarding Phillips 66 Partners’ investment in Gray Oak Pipeline, LLC.

Credit Facilities and Commercial Paper
At June 30, 2020, borrowings of $215 million were outstanding and $3 million in letters of credit had been drawn under Phillips 66 Partners’ $750 million revolving credit facility. At June 30, 2020, no amount had been drawn under Phillips 66’s $5 billion revolving credit facility or uncommitted $5 billion commercial paper program.

Other Debt Issuances and Financings
On June 10, 2020, Phillips 66 closed its public offering of $1 billion aggregate principal amount of senior unsecured notes consisting of:

•$150 million aggregate principal amount of 3.850% Senior Notes due 2025.
•$850 million aggregate principal amount of 2.150% Senior Notes due 2030.

On April 9, 2020, Phillips 66 closed its public offering of $1 billion aggregate principal amount of senior unsecured notes consisting of:

•$500 million aggregate principal amount of 3.700% Senior Notes due 2023.
•$500 million aggregate principal amount of 3.850% Senior Notes due 2025.

Interest on the Senior Notes due 2023 is payable semiannually on April 6 and October 6 of each year, commencing on October 6, 2020. The Senior Notes due 2025 issued on June 10, 2020, constitute a further issuance of the Senior Notes due 2025 originally issued on April 9, 2020. The $650 million in aggregate principal amount of Senior Notes due 2025 is treated as a single class of debt securities. Interest on the Senior Notes due 2025 is payable semiannually on April 9 and October 9 of each year, commencing on October 9, 2020. Interest on the Senior Notes due 2030 is payable semiannually on June 15 and December 15 of each year, commencing on December 15, 2020.

Proceeds received from the public offerings of senior unsecured notes on June 10, 2020, and April 9, 2020, were $1,008 million exclusive of accrued interest received, and $993 million, respectively, net of underwriters’ discounts or premiums and commissions, as well as debt issuance costs. These proceeds are being used for general corporate purposes.

On March 19, 2020, Phillips 66 entered into a $1 billion 364-day delayed draw term loan agreement (the Facility) and borrowed $1 billion under the Facility shortly thereafter. On April 6, 2020, Phillips 66 increased the size of the Facility to $2 billion, with $1 billion of capacity remaining undrawn at June 30, 2020. In June 2020, the Facility was amended to extend the commitment period to September 19, 2020. Borrowings under the Facility bear interest at a floating rate based on either the Eurodollar rate or the reference rate, plus a margin determined by the credit rating of Phillips 66’s senior unsecured long-term debt. Phillips 66 is using the proceeds from the debt issuance for general corporate purposes.

Off-Balance Sheet Arrangements

Lease Residual Value Guarantees
Under the operating lease agreement on our headquarters facility in Houston, Texas, we have a residual value guarantee with a maximum future exposure of $554 million at June 30, 2020. The operating lease term ends in June 2021 and provides us the option, at the end of the lease term, to request to renew the lease, purchase the facility or assist the lessor in marketing it for resale. We also have residual value guarantees associated with railcar and airplane leases with maximum potential future payments totaling $351 million at June 30, 2020, which have remaining terms of up to four years.

Dakota Access, LLC (Dakota Access) and Energy Transfer Crude Oil Company, LLC (ETCO)
In March 2019, a wholly owned subsidiary of Dakota Access closed an offering of $2.5 billion aggregate principal amount of unsecured senior notes, consisting of:

•$650 million aggregate principal amount of 3.625% Senior Notes due 2022.
•$1.0 billion aggregate principal amount of 3.900% Senior Notes due 2024.
•$850 million aggregate principal amount of 4.625% Senior Notes due 2029.

Dakota Access and ETCO have guaranteed repayment of the notes. In addition, Phillips 66 Partners and its co-venturers in Dakota Access provided a Contingent Equity Contribution Undertaking (CECU) in conjunction with the notes offering. Under the CECU, the co-venturers may be severally required to make proportionate equity contributions to Dakota Access if there is an unfavorable final judgment in the ongoing litigation related to an easement granted by the U.S. Army Corps of Engineers (USACE) to allow the pipeline to be constructed under Lake Oahe in North Dakota. Contributions may be required if Dakota Access determines that the issues included in any such final judgment cannot be remediated and Dakota Access has or is projected to have insufficient funds to satisfy repayment of the notes. If Dakota Access undertakes remediation to cure issues raised in a final judgment, contributions may be required if any series of the notes become due, whether by acceleration or at maturity, during such time, to the extent Dakota Access has or is projected to have insufficient funds to pay such amounts. At June 30, 2020, Phillips 66 Partners’ share of the maximum potential equity contributions under the CECU was approximately $631 million.

In March 2020, the court presiding over this litigation ordered the USACE to prepare an Environmental Impact Statement (EIS), and requested additional information to enable a decision on whether the Dakota Access Pipeline should be shut down while the EIS is being prepared. On July 6, 2020, the court ordered the Dakota Access Pipeline to be shut down and emptied of crude oil by August 5, 2020, and that the pipeline should remain shut down pending the preparation of the EIS by the USACE, which the USACE has indicated is expected to take approximately 13 months. Dakota Access filed an appeal and a request for a stay of the order. On July 14, 2020, an appeals court granted a temporary stay of the lower court’s order directing the pipeline to be shut down and emptied of crude oil. The appeals court has not yet ruled on the motion for a stay during the appeals process. In addition to the potential obligations under the CECU, if the pipeline is required to cease operations pending the preparation of the EIS, and should Dakota Access and ETCO not have sufficient funds to pay ongoing expenses, Phillips 66 Partners also could be asked to support its share of the ongoing expenses, including scheduled interest payments on the notes of approximately $25 million annually.

Gray Oak Pipeline, LLC
Gray Oak Pipeline, LLC has a third-party term loan facility with a borrowing capacity of $1,379 million, inclusive of accrued interest. Borrowings under the facility are due on June 3, 2022.  Phillips 66 Partners and its co-venturers provided a guarantee through an equity contribution agreement requiring proportionate equity contributions to Gray Oak Pipeline, LLC up to the total outstanding loan amount, plus any additional accrued interest and associated fees, if Gray Oak Pipeline, LLC defaults on certain of its obligations thereunder.  At June 30, 2020, the term loan facility was fully utilized by Gray Oak Pipeline, LLC, and Phillips 66 Partners’ 42.25% proportionate exposure under the equity contribution agreement was $583 million.

Other Guarantees
At June 30, 2020, we had other guarantees outstanding for our portion of certain joint venture debt obligations and purchase obligations, which have remaining terms of up to eight years. The maximum potential amount of future payments to third parties under these guarantees was approximately $155 million. Payment would be required if a joint venture defaults on its obligations.

See Note 10—Guarantees, in the Notes to Consolidated Financial Statements, for additional information on our guarantees.

Capital Requirements

Capital Expenditures and Investments
For information about our capital expenditures and investments, see the “Capital Spending” section below.

Debt Financing
Our total debt balance at June 30, 2020, and December 31, 2019, was $14.4 billion and $11.8 billion, respectively. Our total debt-to-capital ratio was 38% and 30% at June 30, 2020, and December 31, 2019, respectively.

In April 2020, Phillips 66 repaid the $300 million outstanding principal balance of its floating-rate notes due April 2020 and the $200 million outstanding principal balance of its term loan facility due April 2020. Also in April 2020, Phillips 66 Partners repaid the $25 million outstanding principal balance of its tax-exempt bonds due April 2020.

Dividends
On May 6, 2020, our Board of Directors declared a quarterly cash dividend of $0.90 per common share. The dividend was paid on June 1, 2020, to shareholders of record at the close of business on May 18, 2020. On July 8, 2020, our Board of Directors declared a quarterly cash dividend of $0.90 per common share. This dividend is payable on September 1, 2020, to shareholders of record at the close of business on August 18, 2020.

Share Repurchases
Since July 2012, our Board of Directors has, at various times, authorized repurchases of our outstanding common stock under our share repurchase programs, which aggregate to a total of $15 billion. The authorizations do not have expiration dates. The share repurchases are expected to be funded primarily through available cash. The shares under these authorizations are repurchased from time to time in the open market at our discretion, subject to market conditions and other factors, and in accordance with applicable regulatory requirements. Since the inception of our share repurchase programs in 2012 through March 17, 2020, we have repurchased 159 million shares at an aggregate cost of $12.5 billion. Shares of stock repurchased are held as treasury shares. We suspended share repurchases in mid-March 2020 to preserve liquidity in response to the economic effects of the COVID-19 pandemic and other factors.

Capital Spending

Our capital expenditures and investments represent consolidated capital spending. Our adjusted capital spending is a non-GAAP financial measure that demonstrates our net share of capital spending, and reflects an adjustment for the portion of our consolidated capital spending funded by certain joint venture partners.

	Millions of Dollars
	Six Months Ended June 30
	2020	2019
Capital Expenditures and Investments
Midstream	$1,238	1,200
Chemicals	—	—
Refining	409	391
Marketing and Specialties	111	42
Corporate and Other	104	95
Total Capital Expenditures and Investments	1,862	1,728
Less: capital spending funded by certain joint venture partners*	61	422
Adjusted Capital Spending	$1,801	1,306

Selected Equity Affiliates**
DCP Midstream	$90	278
CPChem	139	175
WRB	71	81
	$300	534
* Included in the Midstream segment.
** Our share of joint ventures’ self-funded capital spending.

Midstream
During the first six months of 2020, capital spending in our Midstream segment included:

•Continued development of additional Gulf Coast fractionation capacity.
•Cash contributions to our and Phillips 66 Partners’ joint ventures to develop and construct the Liberty and Red Oak pipeline systems.
•Cash contributions to Phillips 66 Partners’ Gray Oak Pipeline and South Texas Gateway Terminal for their development activities.
•Capacity expansion on Phillips 66 Partners’ Sweeny to Pasadena refined petroleum product pipeline.
•Construction activities on Phillips 66 Partners’ new ethane pipeline from Clemens Caverns to petrochemical facilities in Gregory, Texas (C2G Pipeline).
•Construction activities to increase storage capacity at our crude oil and refined petroleum product terminal located near Beaumont, Texas.
•Other reliability, return and maintenance projects.

On March 2, 2020, Phillips 66 Partners closed a transaction to acquire our 50% interest in Liberty Pipeline LLC for $75 million. The development and construction of our Red Oak Pipeline system and Sweeny Frac 4, as well as Phillips 66 Partners’ Liberty Pipeline system projects have been deferred as a result of the current challenging business environment.

During the first six months of 2020, DCP Midstream’s self-funded capital expenditures and investments were $179 million on a 100% basis. Capital spending during this period was primarily for expansion projects, including the construction of the Latham II offload facilities and the Cheyenne Connector, and investments in the Sand Hills and Southern Hills joint ventures, as well as maintenance capital expenditures for existing assets. In April 2020, DCP Midstream announced capital and cost reduction plans, including a 75% growth capital reduction. We expect that DCP Midstream’s capital program will continue to be self-funded for the remainder of 2020.

Chemicals
During the first six months of 2020, CPChem had a self-funded capital program. During this period, on a 100% basis, CPChem’s capital expenditures and investments were $277 million. The capital spending was primarily for the continued development of its second U.S. Gulf Coast petrochemical project and debottlenecking projects on existing assets. We expect CPChem to continue self-funding its capital program for the remainder of 2020.

Refining
Capital spending for the Refining segment during the first six months of 2020 was primarily for refinery upgrade projects to enhance the yield of high value products, renewable diesel projects, improvements to the operating integrity of key processing units, and safety-related projects. Our equity affiliates in the Refining segment had self-funded capital programs during the first six months of 2020, and we expect them to continue self-funding their capital programs for the remainder of 2020.

Major construction activities included:

•Installation and startup of facilities to improve product value at the Sweeny Refinery.
•Installation of facilities to improve product value at the Ponca City and Bayway refineries.
•Installation of facilities to produce biofuels at the Humber Refinery.

Marketing and Specialties
Capital spending for the M&S segment during the first six months of 2020 was primarily for an additional investment in the U.S. West Coast retail marketing joint venture, and the acquisition, development and enhancement of retail sites in Europe.

Corporate and Other
Capital spending for Corporate and Other during the first six months of 2020 was primarily for information technology.

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

We occasionally receive requests for information or notices of potential liability from the U.S. Environmental Protection Agency (EPA) and state environmental agencies alleging that we are a potentially responsible party under the Federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or an equivalent state statute. On occasion, we also have been made a party to cost recovery litigation by those agencies or by private parties. These requests, notices and lawsuits assert potential liability for remediation costs at various sites that typically are not owned by us, but allegedly contain wastes attributable to our past operations. At December 31, 2019, we reported that we had been notified of potential liability under CERCLA and comparable state laws at 27 sites within the United States. In the second quarter of 2020, we were notified of two Superfund sites that were deemed resolved and closed, accordingly, leaving 25 unresolved sites with potential liability at June 30, 2020.

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

NON-GAAP RECONCILIATIONS

Refining

Our realized refining margins measure the difference between (a) sales and other operating revenues derived from the sale of petroleum products manufactured at our refineries and (b) purchase costs of feedstocks, primarily crude oil, used to produce the petroleum products. The realized refining margins are adjusted to include our proportional share of our joint venture refineries’ realized margins, as well as to exclude those items that are not representative of the underlying operating performance of a period, which we call “special items.” The realized refining margins are converted to a per-barrel basis by dividing them by total refinery processed inputs (primarily crude oil) measured on a barrel basis, including our share of inputs processed by our joint venture refineries. Our realized refining margin per barrel is intended to be comparable with industry refining margins, which are known as “crack spreads.” As discussed in “Business Environment,” industry crack spreads measure the difference between market prices for refined petroleum products and crude oil. We believe realized refining margin per barrel calculated on a similar basis as industry crack spreads provides a useful measure of how well we performed relative to benchmark industry margins.

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

	Millions of Dollars, Except as Indicated
Realized Refining Margins	Atlantic Basin/ Europe	Gulf Coast	Central Corridor	West Coast	Worldwide

Three Months Ended June 30, 2020
Loss before income taxes	$(227)	(365)	(104)	(182)	(878)
Plus:
Taxes other than income taxes	15	25	14	22	76
Depreciation, amortization and impairments	49	75	33	63	220
Selling, general and administrative expenses	12	10	7	9	38
Operating expenses	190	277	120	216	803
Equity in (earnings) losses of affiliates	3	(1)	79	—	81
Other segment expense, net	3	—	3	1	7
Proportional share of refining gross margins contributed by equity affiliates	16	—	92	—	108
Special items:
Lower-of-cost-or-market inventory adjustments	—	—	(35)	—	(35)
Realized refining margins	$61	21	209	129	420

Total processed inputs (thousands of barrels)	39,121	61,032	20,778	25,737	146,668
Adjusted total processed inputs (thousands of barrels)*	39,121	61,032	36,067	25,737	161,957

Loss before income taxes per barrel (dollars per barrel)**	$(5.80)	(5.98)	(5.01)	(7.07)	(5.99)
Realized refining margins (dollars per barrel)***	1.53	0.36	5.78	5.05	2.60

Three Months Ended June 30, 2019
Income (loss) before income taxes	$258	222	520	(17)	983
Plus:
Taxes other than income taxes	11	16	10	21	58
Depreciation, amortization and impairments	49	68	34	63	214
Selling, general and administrative expenses	10	8	7	8	33
Operating expenses	201	322	134	249	906
Equity in (earnings) losses of affiliates	3	2	(133)	—	(128)
Other segment (income) expense, net	4	(5)	4	1	4
Proportional share of refining gross margins contributed by equity affiliates	19	—	298	—	317
Realized refining margins	$555	633	874	325	2,387

Total processed inputs (thousands of barrels)	51,172	77,186	26,244	32,697	187,299
Adjusted total processed inputs (thousands of barrels)*	51,172	77,186	48,932	32,697	209,987

Income (loss) before income taxes per barrel (dollars per barrel)**	$5.04	2.88	19.81	(0.52)	5.25
Realized refining margins (dollars per barrel)***	10.85	8.20	17.84	9.94	11.37
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

	Millions of Dollars, Except as Indicated
Realized Refining Margins	Atlantic Basin/ Europe	Gulf Coast	Central Corridor	West Coast	Worldwide

Six Months Ended June 30, 2020
Loss before income taxes	$(864)	(1,208)	(331)	(736)	(3,139)
Plus:
Taxes other than income taxes	34	62	31	53	180
Depreciation, amortization and impairments	541	816	502	427	2,286
Selling, general and administrative expenses	25	17	13	19	74
Operating expenses	384	769	256	499	1,908
Equity in (earnings) losses of affiliates	5	(2)	130	—	133
Other segment expense, net	1	1	—	2	4
Proportional share of refining gross margins contributed by equity affiliates	32	—	205	—	237
Realized refining margins	$158	455	806	264	1,683

Total processed inputs (thousands of barrels)	80,456	125,098	44,123	53,614	303,291
Adjusted total processed inputs (thousands of barrels)*	80,456	125,098	80,358	53,614	339,526

Loss before income taxes per barrel (dollars per barrel)**	$(10.74)	(9.66)	(7.50)	(13.73)	(10.35)
Realized refining margins (dollars per barrel)***	1.97	3.64	10.03	4.92	4.96
* Adjusted total processed inputs include our proportional share of processed inputs of an equity affiliate.
** Loss before income taxes divided by total processed inputs.
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

Marketing

Our realized marketing fuel margins measure the difference between (a) sales and other operating revenues derived from the sale of fuels in our M&S segment and (b) purchase costs of those fuels. The realized marketing fuel margins are adjusted to exclude those items that are not representative of the underlying operating performance of a period, which we call “special items.” The realized marketing fuel margins are converted to a per-barrel basis by dividing them by sales volumes measured on a barrel basis. We believe realized marketing fuel margin per barrel demonstrates the value uplift our marketing operations provide by optimizing the placement and ultimate sale of our refineries’ fuel production.

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

	Millions of Dollars, Except as Indicated
	Three Months Ended June 30, 2020		Three Months Ended June 30, 2019
	U.S.	International	U.S.	International
Realized Marketing Fuel Margins
Income before income taxes	$179	68	203	129
Plus:
Taxes other than income taxes	2	2	3	1
Depreciation and amortization	3	16	3	16
Selling, general and administrative expenses	151	57	183	61
Equity in earnings of affiliates	(11)	(28)	(3)	(25)
Other operating revenues*	(71)	(4)	(103)	(9)
Other segment expense, net	—	1	—	1
Marketing margins	253	112	286	174
Less: margin for nonfuel related sales	—	13	—	12
Realized marketing fuel margins	$253	99	286	162

Total fuel sales volumes (thousands of barrels)	144,517	19,583	186,488	26,837

Income before income taxes per barrel (dollars per barrel)	$1.24	3.48	1.09	4.81
Realized marketing fuel margins (dollars per barrel)**	1.75	5.07	1.53	6.03
* Includes other nonfuel revenues.
  ** Realized marketing fuel margins per barrel, as presented, are calculated using the underlying realized marketing fuel margin amounts, in dollars, divided by sales volumes, in barrels. As such, recalculated per barrel amounts using the rounded margins and barrels presented may differ from the presented per barrel amounts.

	Millions of Dollars, Except as Indicated
	Six Months Ended June 30, 2020		Six Months Ended June 30, 2019
	U.S.	International	U.S.	International
Realized Marketing Fuel Margins
Income before income taxes	$478	239	301	187
Plus:
Taxes other than income taxes	4	3	5	3
Depreciation and amortization	6	33	5	32
Selling, general and administrative expenses	278	120	338	123
Equity in earnings of affiliates	(11)	(50)	(4)	(47)
Other operating revenues*	(155)	(2)	(185)	(15)
Other segment (income) expense, net	—	1	—	(1)
Marketing margins	600	344	460	282
Less: margin for nonfuel related sales	—	23	—	22
Realized marketing fuel margins	$600	321	460	260

Total fuel sales volumes (thousands of barrels)	311,695	45,562	350,546	52,633

Income before income taxes per barrel (dollars per barrel)	$1.53	5.25	0.86	3.55
Realized marketing fuel margins (dollars per barrel)**	1.92	7.04	1.31	4.94
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

CAUTIONARY STATEMENT FOR THE PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can normally identify our forward-looking statements by the words “anticipate,” “estimate,” “believe,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target” and similar expressions, but the absence of such words does not mean a statement is not forward-looking.
We based the forward-looking statements on our current expectations, estimates and projections about us, our operations, our joint ventures and entities in which we have equity interests, as well as the industries in which we and they operate in general. We caution you these statements are not guarantees of future performance as they involve assumptions that, while made in good faith, may prove to be incorrect, and involve risks and uncertainties we cannot predict. In addition, we based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, our actual outcomes and results may differ materially from what we have expressed or forecast in the forward-looking statements. Any differences could result from a variety of factors, including the following:
•General domestic and international economic and political developments including: armed hostilities; expropriation of assets; changes in governmental policies relating to NGL, crude oil, natural gas or refined petroleum products pricing, regulation or taxation; actions taken by the members of the Organization of the Petroleum Exporting Countries (OPEC) affecting the production and pricing of crude oil; and other political, economic or diplomatic developments, including those caused by public health issues, outbreaks of diseases and pandemics, including the COVID-19 pandemic.
•Fluctuations in NGL, crude oil, refined petroleum product and natural gas prices and refining, marketing and petrochemical margins.
•Failure of new products and services to achieve market acceptance.
•Unexpected changes in costs or technical requirements for constructing, modifying or operating our facilities or transporting our products.
•Unexpected technological or commercial difficulties in manufacturing, refining or transporting our products, including chemical products.
•Lack of, or disruptions in, adequate and reliable transportation for our NGL, crude oil, natural gas and refined petroleum products.
•The level and success of drilling and quality of production volumes around our Midstream assets.
•The inability to timely obtain or maintain permits, including those necessary for capital projects.
•The inability to comply with government regulations or make capital expenditures required to maintain compliance.
•Failure to complete definitive agreements and feasibility studies for, and to complete construction of, announced and future capital projects on time and within budget.
•Potential disruption or interruption of our operations due to accidents, weather events, civil unrest, political events, terrorism or cyberattacks.
•International monetary conditions and exchange controls.
•Substantial investment or reduced demand for products as a result of existing or future environmental rules and regulations.
•Liability resulting from litigation or for remedial actions, including removal and reclamation obligations under environmental regulations.
•Changes in tax, environmental and other laws and regulations (including alternative energy mandates) applicable to our business.
•Limited access to capital or significantly higher cost of capital related to changes to our credit profile or illiquidity or uncertainty in the domestic or international financial markets.

•The operation, financing and distribution decisions of our joint ventures that we do not control.
•Domestic and foreign supplies of crude oil and other feedstocks.
•Domestic and foreign supplies of petrochemicals and refined petroleum products, such as gasoline, diesel, aviation fuel and home heating oil.
•Governmental policies relating to exports of crude oil and natural gas.
•Overcapacity or undercapacity in the midstream, chemicals and refining industries.
•Fluctuations in consumer demand for refined petroleum products.
•The factors generally described in Item 1A.—Risk Factors in our 2019 Annual Report on Form 10-K and in Item 1A.—Risk Factors of Part II in this Quarterly Report on Form 10-Q.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk
Our commodity price risk at June 30, 2020, did not differ materially from the risks disclosed under Item 7A of our 2019 Annual Report on Form 10-K.

Interest Rate Risk
In April 2020, we repaid the $300 million outstanding principal balance of our floating-rate notes due April 2020 and the $200 million outstanding principal balance of our term loan facility due April 2020. Also in April 2020, Phillips 66 Partners repaid the $25 million outstanding principal balance of its tax-exempt bonds due April 2020.

In March 2020, we borrowed $1 billion under our new term loan facility. In April and June 2020, we issued $2 billion in aggregate principal amount of senior notes with varying maturity dates. Because the senior notes have fixed rates, their fair value is sensitive to changes in U.S. interest rates. The following table presents the principal cash flows and associated interest rates of the newly issued debt by expected maturity dates, as of June 30, 2020. The carrying amount of our floating-rate debt approximates its fair value. The fair value of the fixed-rate debt is estimated based on observable market prices.

	Millions of Dollars, Except as Indicated
Expected Maturity Date	Fixed Rate Maturity	Average Interest Rate	Floating Rate Maturity	Average Interest Rate

Remainder of 2020	$—	—%	$—	—%
2021	—	—	1,000	1.68
2022	—	—	—	—
2023	500	3.70	—	—
2024	—	—	—	—
Remaining years	1,500	2.89	—	—
Total	$2,000		$1,000
Fair value	$2,082		$1,000

Item 4.   CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported within the time periods specified in U.S. Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. As of June 30, 2020, with the participation of management, our Chairman and Chief Executive Officer and our Executive Vice President, Finance and Chief Financial Officer carried out an evaluation, pursuant to Rule 13a-15(b) of the Act, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our Chairman and Chief Executive Officer and our Executive Vice President, Finance and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of June 30, 2020.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, in the quarterly period ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

Item 103 of Regulation S-K promulgated by the U.S. Securities and Exchange Commission (SEC) requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings and such proceedings involve potential monetary sanctions that we reasonably believe will be in excess of $100,000. The following matters are disclosed in accordance with that requirement. There was one new matter that arose immediately after the second quarter of 2020, as well as material developments that occurred with respect to matters previously reported in our 2019 Annual Report on Form 10-K for the quarterly period ended December 31, 2019. There were no material developments that occurred with respect to matters previously reported in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020. We do not currently believe that the eventual outcome of any matters reported, individually or in the aggregate, could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

New Matters
On July 2, 2020, the South Coast Air Quality Management District (SCAQMD) issued a demand for penalties totaling $2,696,575. The penalty demand proposes to resolve 26 Notices of Violation (NOVs) issued between 2017 and 2020 for alleged violations of air permit and air pollution regulatory requirements at the Los Angeles Refinery. The company is working with SCAQMD to resolve these NOVs.

Matters Previously Reported
On January 6, 2020, the California State Water Resources Control (Water Board) issued a penalty demand of $558,300 to resolve the Rodeo Refinery’s National Pollutant Discharge Elimination System permit requirement exceedance for total suspended solids that occurred following heavy rains on February 14, 2019. We have reached agreement with the Water Board to resolve this matter with a penalty payment of $142,500 and a monetary contribution of $142,500 for the San Francisco Estuary Institute’s San Francisco Bay Regional Monitoring Program. Final Water Board acceptance of the agreement is subject to a 30-day public comment period that will occur in the third quarter of 2020.

Item 1A.   RISK FACTORS

Except as provided below, there were no material changes from the risk factors disclosed in Item 1A of our 2019 Annual Report on Form 10-K.

The outbreak of Coronavirus Disease 2019 (COVID-19) has materially adversely affected, and may continue to materially adversely affect, general economic, financial and business conditions, and could materially and adversely affect our business, financial condition, results of operations and cash flows and those of our customers, suppliers and other counterparties.

The outbreak of COVID-19 continues to negatively impact worldwide economic and commercial activity and financial markets, and uncertainty over economic and business recovery caused by COVID-19 has increased concerns over a prolonged economic slowdown and recession. Responses of governmental authorities, companies and individuals to prevent the spread of COVID-19, including travel restrictions, business and school closures, and stay at home orders, have significantly reduced global economic activity.  These actions have resulted in substantial decreases in the demand for many refined petroleum products we manufacture and sell, particularly gasoline and jet fuel.  Additionally, disputes over production levels resulted in an oversupply of crude oil, further exacerbating the decline in crude oil prices and lower petroleum product prices. Refinery utilization rates and operating margins in our Refining business have already been negatively impacted by these developments. Any prolonged period of economic slowdown or recession, as well as depressed oil prices, may also have a material adverse impact on the financial results of our Midstream, Chemicals, and Marketing and Specialties businesses.  These events also could result in an increased risk that our customers and other counterparties may be unable to fulfill their obligations in a timely manner, or at all, which could negatively affect our financial condition and cash flows. The extent to which COVID-19 will continue to negatively impact our business and operations will depend on how quickly and to what extent economic conditions improve and normal business and operating conditions resume.

Due to declines in the market prices of products held in inventories, certain of our equity affiliates recorded lower-of-cost-or-market inventory charges during the first half of 2020.  Depending on future movements of market prices for products held in inventories, we could be required to make future inventory valuation adjustments, which could affect our financial results.

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

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

				Millions of Dollars
Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs**	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2020	—	$—	—	$2,514
May 1-31, 2020	—	—	—	2,514
June 1-30, 2020	—	—	—	2,514
Total	—	$—	—
* Includes repurchase of shares of common stock from company employees in connection with the company’s broad-based employee incentive plans, when applicable.
** As of June 30, 2020, our Board of Directors has authorized repurchases of our outstanding common stock under our share repurchase programs totaling $15 billion. The authorizations do not have expiration dates. The share repurchases are expected to be funded primarily through available cash. The shares under these authorizations are repurchased from time to time in the open market at our discretion, subject to market conditions and other factors, and in accordance with applicable regulatory requirements. We are not obligated to acquire any particular amount of common stock and may commence, suspend or discontinue purchases at any time or from time to time without prior notice. Shares of stock repurchased are held as treasury shares. Effective March 18, 2020, share repurchases under our share purchase programs were temporarily suspended.

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

10.1	Master New Lender Agreement dated as of April 6, 2020, by and among Phillips 66, Phillips 66 Company, the lenders party thereto, and Mizuho Bank, Ltd., as administrative agent.	8-K	10.1	04/07/2020	001-35349

10.2*	First Amendment to Credit Agreement dated as of June 10, 2020, by and among Phillips 66, Phillips 66 Company, the lenders party thereto, and Mizuho Bank, Ltd., as administrative agent.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32*	Certifications pursuant to 18 U.S.C. Section 1350.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Schema Document.

101.CAL*	Inline XBRL Calculation Linkbase Document.

101.LAB*	Inline XBRL Labels Linkbase Document.

101.PRE*	Inline XBRL Presentation Linkbase Document.

101.DEF*	Inline XBRL Definition Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHILLIPS 66

/s/ Chukwuemeka A. Oyolu
Chukwuemeka A. Oyolu Vice President and Controller (Chief Accounting and Duly Authorized Officer)

Date: July 31, 2020