Form 10-Q
period 2020-09-30
Phillips 66
filed 2020-10-30
CIK 1534701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	001-35349
Phillips 66
(Exact name of registrant as specified in its charter)

Delaware	45-3779385
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The registrant had 436,800,185 shares of common stock, $0.01 par value, outstanding as of September 30, 2020.

PHILLIPS 66

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Consolidated Statement of Operations	Phillips 66

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
Revenues and Other Income
Sales and other operating revenues	$15,929	27,218	47,720	78,168
Equity in earnings of affiliates	349	499	871	1,663
Net gain on dispositions	1	18	87	19
Other income	20	36	48	97
Total Revenues and Other Income	16,299	27,771	48,726	79,947

Costs and Expenses
Purchased crude oil and products	14,509	23,806	42,557	69,415
Operating expenses	1,016	1,206	3,383	3,678
Selling, general and administrative expenses	384	416	1,112	1,190
Depreciation and amortization	352	336	1,037	1,001
Impairments	1,140	853	4,146	856
Taxes other than income taxes	106	105	377	330
Accretion on discounted liabilities	6	6	17	17
Interest and debt expense	132	109	360	343
Foreign currency transaction (gains) losses	4	(9)	10	5
Total Costs and Expenses	17,649	26,828	52,999	76,835
Income (loss) before income taxes	(1,350)	943	(4,273)	3,112
Income tax expense (benefit)	(624)	150	(1,053)	545
Net Income (Loss)	(726)	793	(3,220)	2,567
Less: net income attributable to noncontrolling interests	73	81	216	227
Net Income (Loss) Attributable to Phillips 66	$(799)	712	(3,436)	2,340

Net Income (Loss) Attributable to Phillips 66 Per Share of Common Stock (dollars)
Basic	$(1.82)	1.58	(7.83)	5.15
Diluted	(1.82)	1.58	(7.83)	5.13

Weighted-Average Common Shares Outstanding (thousands)
Basic	438,916	449,005	439,670	453,398
Diluted	438,916	451,001	439,670	455,810
See Notes to Consolidated Financial Statements.

Consolidated Statement of Comprehensive Income (Loss)	Phillips 66

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019

Net Income (Loss)	$(726)	793	(3,220)	2,567
Other comprehensive income (loss)
Defined benefit plans
Actuarial loss arising during the period	—	—	(300)	—
Amortization to income of net actuarial loss, prior service credit and settlements	34	17	112	51
Plans sponsored by equity affiliates	4	2	9	7
Income taxes on defined benefit plans	(10)	(4)	44	(13)
Defined benefit plans, net of income taxes	28	15	(135)	45
Foreign currency translation adjustments	155	(119)	(41)	(124)
Income taxes on foreign currency translation adjustments	(4)	1	(3)	—
Foreign currency translation adjustments, net of income taxes	151	(118)	(44)	(124)
Cash flow hedges	2	(2)	(7)	(13)
Income taxes on hedging activities	—	1	2	2
Hedging activities, net of income taxes	2	(1)	(5)	(11)
Other Comprehensive Income (Loss), Net of Income Taxes	181	(104)	(184)	(90)
Comprehensive Income (Loss)	(545)	689	(3,404)	2,477
Less: comprehensive income attributable to noncontrolling interests	73	81	216	227
Comprehensive Income (Loss) Attributable to Phillips 66	$(618)	608	(3,620)	2,250
See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet	Phillips 66

	Millions of Dollars
	September 30 2020	December 31 2019
Assets
Cash and cash equivalents	$1,462	1,614
Accounts and notes receivable (net of allowances of $37 million in 2020 and $41 million in 2019)	5,195	7,376
Accounts and notes receivable—related parties	768	1,134
Inventories	4,897	3,776
Prepaid expenses and other current assets	500	495
Total Current Assets	12,822	14,395
Investments and long-term receivables	13,767	14,571
Net properties, plants and equipment	23,489	23,786
Goodwill	1,425	3,270
Intangibles	849	869
Other assets	1,929	1,829
Total Assets	$54,281	58,720

Liabilities
Accounts payable	$4,905	8,043
Accounts payable—related parties	552	532
Short-term debt	1,860	547
Accrued income and other taxes	1,229	979
Employee benefit obligations	443	710
Other accruals	1,524	835
Total Current Liabilities	10,513	11,646
Long-term debt	12,666	11,216
Asset retirement obligations and accrued environmental costs	644	638
Deferred income taxes	5,507	5,553
Employee benefit obligations	1,394	1,044
Other liabilities and deferred credits	1,252	1,454
Total Liabilities	31,976	31,551

Equity
Common stock (2,500,000,000 shares authorized at $0.01 par value) Issued (2020—648,572,012 shares; 2019—647,416,633 shares)
Par value	6	6
Capital in excess of par	20,363	20,301
Treasury stock (at cost: 2020—211,771,827 shares; 2019—206,390,806 shares)	(17,116)	(16,673)
Retained earnings	17,436	22,064
Accumulated other comprehensive loss	(967)	(788)
Total Stockholders’ Equity	19,722	24,910
Noncontrolling interests	2,583	2,259
Total Equity	22,305	27,169
Total Liabilities and Equity	$54,281	58,720
See Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows	Phillips 66

	Millions of Dollars
	Nine Months Ended September 30
	2020	2019
Cash Flows From Operating Activities
Net income (loss)	$(3,220)	2,567
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	1,037	1,001
Impairments	4,146	856
Accretion on discounted liabilities	17	17
Deferred income taxes	2	115
Undistributed equity earnings	254	(25)
Net gain on dispositions	(87)	(19)
Other	52	(97)
Working capital adjustments
Accounts and notes receivable	2,684	(909)
Inventories	(1,134)	(2,004)
Prepaid expenses and other current assets	(40)	(269)
Accounts payable	(2,985)	1,778
Taxes and other accruals	746	103
Net Cash Provided by Operating Activities	1,472	3,114

Cash Flows From Investing Activities
Capital expenditures and investments	(2,414)	(2,595)
Return of investments in equity affiliates	139	55
Proceeds from asset dispositions	3	84
Advances/loans—related parties	(251)	(95)
Collection of advances/loans—related parties	44	95
Other	(87)	24
Net Cash Used in Investing Activities	(2,566)	(2,432)

Cash Flows From Financing Activities
Issuance of debt	3,305	1,758
Repayment of debt	(546)	(1,004)
Issuance of common stock	6	15
Repurchase of common stock	(443)	(1,238)
Dividends paid on common stock	(1,182)	(1,172)
Distributions to noncontrolling interests	(201)	(176)
Net proceeds from issuance of Phillips 66 Partners LP common units	2	133
Other	(22)	282
Net Cash Provided by (Used in) Financing Activities	919	(1,402)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	23	(31)

Net Change in Cash and Cash Equivalents	(152)	(751)
Cash and cash equivalents at beginning of period	1,614	3,019
Cash and Cash Equivalents at End of Period	$1,462	2,268
See Notes to Consolidated Financial Statements.

Consolidated Statement of Changes in Equity	Phillips 66

	Millions of Dollars
	Three Months Ended September 30
	Attributable to Phillips 66
	Common Stock
	Par Value	Capital in Excess of Par	Treasury Stock	Retained Earnings	Accum. Other Comprehensive Loss	Noncontrolling Interests	Total

June 30, 2020	$6	20,342	(17,116)	18,631	(1,148)	2,580	23,295
Net income (loss)	—	—	—	(799)	—	73	(726)
Other comprehensive income	—	—	—	—	181	—	181
Dividends paid on common stock ($0.90 per share)	—	—	—	(393)	—	—	(393)
Benefit plan activity	—	21	—	(3)	—	—	18
Net distributions to noncontrolling interests	—	—	—	—	—	(70)	(70)
September 30, 2020	$6	20,363	(17,116)	17,436	(967)	2,583	22,305

June 30, 2019	$6	19,912	(15,822)	21,423	(767)	2,554	27,306
Net income	—	—	—	712	—	81	793
Other comprehensive loss	—	—	—	—	(104)	—	(104)
Dividends paid on common stock ($0.90 per share)	—	—	—	(402)	—	—	(402)
Repurchase of common stock	—	—	(439)	—	—	—	(439)
Benefit plan activity	—	22	—	(3)	—	—	19
Issuance of Phillips 66 Partners LP common units	—	44	—	—	—	32	76
Impacts from Phillips 66 Partners GP/IDR restructuring transaction	—	275	—	—	—	(373)	(98)
Distributions to noncontrolling interests	—	—	—	—	—	(59)	(59)
September 30, 2019	$6	20,253	(16,261)	21,730	(871)	2,235	27,092

	Shares
	Three Months Ended September 30
	Common Stock Issued	Treasury Stock

June 30, 2020	648,468,487	211,771,827
Repurchase of common stock	—	—
Shares issued—share-based compensation	103,525	—
September 30, 2020	648,572,012	211,771,827

June 30, 2019	646,828,397	198,286,700
Repurchase of common stock	—	4,406,701
Shares issued—share-based compensation	222,580	—
September 30, 2019	647,050,977	202,693,401
See Notes to Consolidated Financial Statements.

Consolidated Statement of Changes in Equity	Phillips 66

	Millions of Dollars
	Nine Months Ended September 30, 2020
	Attributable to Phillips 66
	Common Stock
	Par Value	Capital in Excess of Par	Treasury Stock	Retained Earnings	Accum. Other Comprehensive Loss	Noncontrolling Interests	Total

December 31, 2019	$6	20,301	(16,673)	22,064	(788)	2,259	27,169
Net income (loss)	—	—	—	(3,436)	—	216	(3,220)
Other comprehensive loss	—	—	—	—	(184)	—	(184)
Dividends paid on common stock ($2.70 per share)	—	—	—	(1,182)	—	—	(1,182)
Repurchase of common stock	—	—	(443)	—	—	—	(443)
Benefit plan activity	—	62	—	(8)	—	—	54
Transfer of equity interest	—	—	—	—	—	305	305
Net distributions to noncontrolling interests	—	—	—	—	—	(197)	(197)
Other	—	—	—	(2)	5	—	3
September 30, 2020	$6	20,363	(17,116)	17,436	(967)	2,583	22,305

December 31, 2018	$6	19,873	(15,023)	20,489	(692)	2,500	27,153
Cumulative effect of accounting changes	—	—	—	81	(89)	(1)	(9)
Net income	—	—	—	2,340	—	227	2,567
Other comprehensive loss	—	—	—	—	(90)	—	(90)
Dividends paid on common stock ($2.60 per share)	—	—	—	(1,172)	—	—	(1,172)
Repurchase of common stock	—	—	(1,238)	—	—	—	(1,238)
Benefit plan activity	—	56	—	(8)	—	—	48
Issuance of Phillips 66 Partners LP common units	—	49	—	—	—	58	107
Impacts from Phillips 66 Partners GP/IDR restructuring transaction	—	275	—	—	—	(373)	(98)
Distributions to noncontrolling interests	—	—	—	—	—	(176)	(176)
September 30, 2019	$6	20,253	(16,261)	21,730	(871)	2,235	27,092

	Shares
	Nine Months Ended September 30
	Common Stock Issued	Treasury Stock

December 31, 2019	647,416,633	206,390,806
Repurchase of common stock	—	5,381,021
Shares issued—share-based compensation	1,155,379	—
September 30, 2020	648,572,012	211,771,827

December 31, 2018	645,691,761	189,526,331
Repurchase of common stock	—	13,167,070
Shares issued—share-based compensation	1,359,216	—
September 30, 2019	647,050,977	202,693,401
See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements	Phillips 66

Note 1—Interim Financial Information

The unaudited interim financial information presented in the financial statements included in this report is prepared in accordance with generally accepted accounting principles in the United States (GAAP) and includes all known accruals and adjustments necessary, in the opinion of management, for a fair presentation of the consolidated financial position of Phillips 66 and its results of operations and cash flows for the periods presented. Unless otherwise specified, all such adjustments are of a normal and recurring nature. Certain notes and other information have been condensed or omitted from the interim financial statements included in this report. Therefore, these interim financial statements should be read in conjunction with the consolidated financial statements and notes included in our 2019 Annual Report on Form 10-K. The results of operations for the three and nine months ended September 30, 2020, are not necessarily indicative of the results expected for the full year.

Note 2—Sales and Other Operating Revenues

Disaggregated Revenues
The following tables present our disaggregated sales and other operating revenues:

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
Product Line and Services
Refined petroleum products	$12,573	22,373	37,431	64,088
Crude oil resales	2,198	3,511	6,565	10,162
Natural gas liquids (NGL)	966	1,025	2,645	3,508
Services and other*	192	309	1,079	410
Consolidated sales and other operating revenues	$15,929	27,218	47,720	78,168

Geographic Location**
United States	$12,125	21,160	36,212	60,602
United Kingdom	1,850	2,375	5,131	7,318
Germany	805	1,025	2,276	3,074
Other foreign countries	1,149	2,658	4,101	7,174
Consolidated sales and other operating revenues	$15,929	27,218	47,720	78,168
* Includes derivatives-related activities. See Note 13—Derivatives and Financial Instruments, for additional information.
** Sales and other operating revenues are attributable to countries based on the location of the operations generating the revenues.

Contract-Related Assets and Liabilities
At September 30, 2020, and December 31, 2019, receivables from contracts with customers were $3,410 million and $6,902 million, respectively. Significant noncustomer balances, such as buy/sell receivables and excise tax receivables, were excluded from these amounts.

Our contract-related assets also include payments we make to our marketing customers related to incentive programs. An incentive payment is initially recognized as an asset and subsequently amortized as a reduction to revenue over the contract term, which generally ranges from 5 to 15 years. At September 30, 2020, and December 31, 2019, our asset balances related to such payments were $389 million and $336 million, respectively.

Our contract liabilities represent advances from our customers prior to product or service delivery. At September 30, 2020, and December 31, 2019, contract liabilities were not material.

Remaining Performance Obligations
Most of our contracts with customers are spot contracts or term contracts with only variable consideration. We do not disclose remaining performance obligations for these contracts as the expected duration is one year or less, or because the variable consideration has been allocated entirely to an unsatisfied performance obligation. We also have certain contracts in our Midstream segment that include minimum volume commitments with fixed pricing, which mostly expire by 2021. At September 30, 2020, the remaining performance obligations related to these minimum volume commitment contracts were not material.

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

At September 30, 2020, and December 31, 2019, we reported $5,963 million and $8,510 million of accounts and notes receivable, net of allowances of $37 million and $41 million, respectively. Based on an aging analysis at September 30, 2020, more than 98% of our accounts receivable were outstanding less than 60 days.

We are also exposed to credit losses from off-balance sheet exposures, such as guarantees of joint venture debt and standby letters of credit. See Note 11—Guarantees, and Note 12—Contingencies and Commitments, for more information on these off-balance sheet exposures.

Note 4—Inventories

Inventories consisted of the following:

	Millions of Dollars
	September 30 2020	December 31 2019

Crude oil and petroleum products	$4,561	3,452
Materials and supplies	336	324
	$4,897	3,776

Inventories valued on the last-in, first-out (LIFO) basis totaled $4,436 million and $3,331 million at September 30, 2020, and December 31, 2019, respectively. The estimated excess of current replacement cost over LIFO cost of inventories amounted to approximately $1.6 billion and $4.3 billion at September 30, 2020, and December 31, 2019, respectively.

Note 5—Investments, Loans and Long-Term Receivables

Equity Investments

Gray Oak Pipeline, LLC
Phillips 66 Partners LP (Phillips 66 Partners) has a consolidated holding company that owns 65% of Gray Oak Pipeline, LLC. Phillips 66 Partners has an effective ownership interest of 42.25% in Gray Oak Pipeline, LLC, after considering a co-venturer’s 35% interest in the consolidated holding company.

In September 2020, Gray Oak Pipeline, LLC closed its offering of $1.4 billion aggregate principal amount of senior unsecured notes with maturities ranging from 2023 to 2027. These senior notes are not guaranteed by Phillips 66 Partners or any of its co-venturers. Net proceeds from the offering were used to repay a third-party term loan of $1,379 million, and for general company purposes. Concurrent with the full repayment of the third-party term loan facility, the associated equity contribution agreement was terminated.

During its development phase, Gray Oak Pipeline, LLC was considered a variable interest entity (VIE) because it did not have sufficient equity at risk to fully fund the construction of all assets required for principal operations. We determined we were not the primary beneficiary because we and our co-venturers jointly directed the activities of Gray Oak Pipeline, LLC that most significantly impacted economic performance. The Gray Oak Pipeline commenced full operations in the second quarter of 2020 and ceased being a VIE. At September 30, 2020, Phillips 66 Partners’ investment in the Gray Oak Pipeline had a book value of $896 million. See Note 20—Phillips 66 Partners LP, for additional information regarding Phillips 66 Partners’ ownership in Gray Oak Pipeline, LLC.

Dakota Access, LLC (Dakota Access) and Energy Transfer Crude Oil Company, LLC (ETCO)
In March 2019, a wholly owned subsidiary of Dakota Access closed an offering of $2.5 billion aggregate principal amount of senior unsecured notes, consisting of:

•$650 million aggregate principal amount of 3.625% Senior Notes due 2022.
•$1.0 billion aggregate principal amount of 3.900% Senior Notes due 2024.
•$850 million aggregate principal amount of 4.625% Senior Notes due 2029.

Dakota Access and ETCO have guaranteed repayment of the notes. In addition, Phillips 66 Partners and its co-venturers in Dakota Access provided a Contingent Equity Contribution Undertaking (CECU) in conjunction with the notes offering. Under the CECU, the co-venturers may be severally required to make proportionate equity contributions to Dakota Access if there is an unfavorable final judgment in the ongoing litigation related to an easement granted by the U.S. Army Corps of Engineers (USACE) to allow the pipeline to be constructed under Lake Oahe in North Dakota. Contributions may be required if Dakota Access determines that the issues included in any such final judgment cannot be remediated and Dakota Access has or is projected to have insufficient funds to satisfy repayment of the notes. If Dakota Access undertakes remediation to cure issues raised in a final judgment, contributions may be required if any series of the notes become due, whether by acceleration or at maturity, during such time, to the extent Dakota Access has or is projected to have insufficient funds to pay such amounts. At September 30, 2020, Phillips 66 Partners’ share of the maximum potential equity contributions under the CECU was approximately $631 million.

In March 2020, the trial court presiding over this litigation ordered the USACE to prepare an Environmental Impact Statement (EIS), and requested additional information to enable a decision on whether the Dakota Access Pipeline should be shut down while the EIS is being prepared. On July 6, 2020, the trial court ordered the Dakota Access Pipeline to be shut down and emptied of crude oil within 30 days, and that the pipeline should remain shut down pending the preparation of the EIS by the USACE, which the USACE has indicated is expected to take approximately 13 months. Dakota Access filed an appeal and a request for a stay of the order, which was granted. The case is now on an expedited appellate track and oral arguments regarding whether the pipeline easement is valid and whether the USACE must prepare an EIS are set for early November 2020, with a decision expected in late 2020 or early 2021. In addition to the proceedings in the appellate court, the trial court has been asked to issue an injunction to shut down the pipeline until the USACE completes the EIS, which could be ruled on as early as late December 2020. If the pipeline is required to cease operations pending the preparation of the EIS, and should Dakota Access and ETCO not have sufficient funds to pay ongoing expenses, Phillips 66 Partners also could be asked to support its share of the ongoing expenses, including scheduled interest payments on the notes of approximately $25 million annually, in addition to the potential obligations under the CECU.

CF United LLC (CF United)
We hold a 50% voting interest and a 48% economic interest in CF United, a retail marketing joint venture with operations primarily on the U.S. West Coast. CF United is considered a VIE because our co-venturer has an option to sell its interest to us based on a fixed multiple. The put option becomes effective July 1, 2023, and expires on March 31, 2024. The put option is viewed as a variable interest as the purchase price on the exercise date may not represent the then-current fair value of CF United. We have determined that we are not the primary beneficiary because we and our co-venturer jointly direct the activities of CF United that most significantly impact economic performance. At September 30, 2020, our maximum exposure to loss was comprised of our $326 million investment in CF United and any potential future loss resulting from the put option, if the purchase price based on a fixed multiple exceeds the then-current fair value of CF United.

DCP Midstream, LLC (DCP Midstream)
At September 30, 2019, we estimated the fair value of our investment in DCP Midstream was below our book value due to a decline in the market values of DCP Midstream, LP (DCP Partners) common units and its then general partner interest. Accordingly, we recorded an $853 million before-tax impairment in the third quarter of 2019. After the elimination of its general partner’s economic interests in November 2019, the fair value of our investment in DCP Midstream depends solely on the market value of DCP Partners common units. In the first quarter of 2020, the market value of DCP Partners common units further declined by approximately 85%.  As a result, at March 31, 2020, the fair value of our investment in DCP Midstream was significantly lower than its book value. We concluded the difference between its fair value and book value was not temporary primarily due to the magnitude of the difference. Accordingly, we recorded a $1.2 billion before-tax impairment of our investment in the first quarter of 2020. These charges are included in the “Impairments” line item on our consolidated statement of operations. These impairments increased the basis difference for our investment in DCP Midstream to $1.8 billion at March 31, 2020, which indicated the carrying value of our investment was lower than our share of DCP Midstream’s recorded net assets at March 31, 2020. The basis difference is being amortized and recognized as a benefit to equity earnings over a period of 22 years, which was the estimated remaining useful life of DCP Midstream’s properties, plants and equipment (PP&E) at March 31, 2020. Equity earnings for the three and nine months ended September 30, 2020, were increased by approximately $20 million and $50 million, respectively, due to the amortization of the basis difference. See Note 14—Fair Value Measurements, for additional information on the techniques used to determine the fair value of our investment in DCP Midstream. At September 30, 2020, our investment in DCP Midstream had a book value of $281 million.

Liberty Pipeline LLC (Liberty)
Phillips 66 Partners holds a 50% interest in Liberty, a joint venture formed to develop and construct the Liberty Pipeline system which, upon completion, will transport crude oil from the Rockies and Bakken production areas to Cushing, Oklahoma. Liberty is considered a VIE because it does not have sufficient equity at risk to fully fund the construction of all assets required for principal operations. We have determined we are not the primary beneficiary because we and our co-venturer jointly direct the activities of Liberty that most significantly impact economic performance. The development and construction of the Liberty Pipeline system have been deferred as a result of the current challenging business environment. At September 30, 2020, our maximum exposure to loss was $252 million, which represented the book value of Phillips 66 Partners’ investment in Liberty of $239 million and our outstanding proportionate vendor guarantees of $13 million.

OnCue Holdings, LLC (OnCue)
We hold a 50% interest in OnCue, a joint venture that owns and operates retail convenience stores. We fully guaranteed various debt agreements of OnCue and our co-venturer did not participate in the guarantees. This entity is considered a VIE because our debt guarantees resulted in OnCue not being exposed to all potential losses. We have determined we are not the primary beneficiary because we do not have the power to direct the activities that most significantly impact OnCue’s economic performance. At September 30, 2020, our maximum exposure to loss was $165 million, which represented the book value of our investment in OnCue of $92 million and guaranteed debt obligations of $73 million.

Red Oak Pipeline LLC (Red Oak)
We hold a 50% interest in a joint venture formed to develop and construct the Red Oak Pipeline system. In the third quarter of 2020, the Red Oak Pipeline project was canceled. As a result, we assessed our investment for impairment and concluded that the carrying value of our investment at September 30, 2020, was greater than its fair value. Accordingly, we recorded a before-tax impairment of $84 million in the Midstream segment, which is included in the “Impairments” line item on our consolidated statement of operations for the three and nine months ended September 30, 2020. See Note 14—Fair Value Measurements, for additional information on the techniques used to determine the fair value of our investment in Red Oak. At September 30, 2020, the remaining book value of our investment in Red Oak was $20 million.

Related Party Loan
In the second and third quarters of 2020, we and our co-venturer provided a short-term member loan to WRB Refining LP (WRB). At September 30, 2020, the outstanding loan balance to WRB was approximately $420 million, of which our share was approximately $210 million.

Note 6—Properties, Plants and Equipment

Our gross investment in PP&E and the associated accumulated depreciation and amortization (Accum. D&A) balances were as follows:

	Millions of Dollars
	September 30, 2020			December 31, 2019
	Gross PP&E	Accum. D&A	Net PP&E	Gross PP&E	Accum. D&A	Net PP&E

Midstream	$12,154	2,727	9,427	11,221	2,391	8,830
Chemicals	—	—	—	—	—	—
Refining	24,330	11,819	12,511	23,692	10,336	13,356
Marketing and Specialties (M&S)	1,762	988	774	1,847	959	888
Corporate and Other	1,434	657	777	1,311	599	712
	$39,680	16,191	23,489	38,071	14,285	23,786

In the third quarter of 2020, we announced a plan to reconfigure our San Francisco Refinery to produce renewable fuels at the Rodeo refining facility in Rodeo, California, starting in early 2024. Consequently, we plan to cease operation of the Santa Maria refining facility in Arroyo Grande, California, certain assets at the Rodeo refining facility, and associated Midstream assets in 2023. We assessed the San Francisco Refinery asset group for impairment and concluded that the carrying value of the asset group was not recoverable. As a result, we recorded a $1,030 million before-tax impairment to reduce the carrying value of the net PP&E and intangible assets in this asset group to its fair value of $940 million. The impairment charge resulted in a reduction of net PP&E totaling $1,009 million, consisting of $889 million in the Refining segment and $120 million in the Midstream segment, as well as a reduction of the Refining segment’s intangible assets of $21 million. This impairment charge is included within the “Impairments” line item on our consolidated statement of operations for the three and nine months ended September 30, 2020. See Note 14—Fair Value Measurements for additional information on the techniques used to determine the fair value of the asset group.

Note 7—Goodwill

Our stock price declined significantly in the first quarter of 2020 due to the disruption in global commodity and equity markets related to the COVID-19 pandemic and other factors.  We assessed our goodwill for impairment due to the decline in our market capitalization and concluded that the carrying value of our Refining reporting unit at March 31, 2020, was greater than its fair value by an amount in excess of its goodwill balance. Accordingly, we recorded a before-tax goodwill impairment charge of $1,845 million in our Refining segment during the first quarter of 2020. This charge is included in the “Impairments” line item on our consolidated statement of operations for the nine months ended September 30, 2020. See Note 14—Fair Value Measurements for additional information on the techniques used to determine the fair value of our Refining reporting unit.

The carrying amount of goodwill by segment at September 30, 2020, was:

	Millions of Dollars
	Midstream	Refining	M&S	Total

Balance at January 1, 2020	$626	1,845	799	3,270
Impairments	—	(1,845)	—	(1,845)
Balance at September 30, 2020	$626	—	799	1,425

Note 8—Impairments

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019

Midstream	$204	853	1,365	856
Refining	911	—	2,756	—
Corporate and Other	25	—	25	—
Total impairments	$1,140	853	4,146	856

These impairment charges are included within the “Impairments” line item on our consolidated statement of operations. See Note 5—Investments, Loans and Long-Term Receivables, Note 6—Properties, Plants and Equipment, Note 7—Goodwill, and Note 14—Fair Value Measurements for additional information regarding our impairment charges.

The COVID-19 pandemic continues to result in economic disruption globally. Reduced demand for petroleum products has resulted in low crude oil prices and refining margins, as well as decreased volumes through logistics infrastructure. We continue to assess our long-lived assets and equity investments for impairment in this challenging business environment. The depth and duration of the economic consequences of the COVID-19 pandemic remain unknown. Additional impairments may be required in the future if there is a further deterioration in our projected cash flows.

Note 9—Earnings (Loss) Per Share

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

	Three Months Ended September 30				Nine Months Ended September 30
	2020		2019		2020		2019
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Amounts Attributed to Phillips 66 Common Stockholders (millions):
Net income (loss) attributable to Phillips 66	$(799)	(799)	712	712	(3,436)	(3,436)	2,340	2,340
Income allocated to participating securities	(2)	(2)	(2)	(1)	(6)	(6)	(5)	(1)
Net income (loss) available to common stockholders	$(801)	(801)	710	711	(3,442)	(3,442)	2,335	2,339

Weighted-average common shares outstanding (thousands):	436,783	438,916	446,498	449,005	437,492	439,670	450,836	453,398
Effect of share-based compensation	2,133	—	2,507	1,996	2,178	—	2,562	2,412
Weighted-average common shares outstanding—EPS	438,916	438,916	449,005	451,001	439,670	439,670	453,398	455,810

Earnings (Loss) Per Share of Common Stock (dollars)	$(1.82)	(1.82)	1.58	1.58	(7.83)	(7.83)	5.15	5.13

Note 10—Debt

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

Proceeds received from the public offerings of senior unsecured notes on June 10, 2020, and April 9, 2020, were $1,008 million and $993 million, respectively, net of underwriters’ discounts or premiums and commissions, as well as debt issuance costs. These proceeds are being used for general corporate purposes.

On March 19, 2020, Phillips 66 entered into a $1 billion 364-day delayed draw term loan agreement (the Facility) and borrowed $1 billion under the Facility shortly thereafter. On April 6, 2020, Phillips 66 increased the size of the Facility to $2 billion, and in June 2020, the Facility was amended to extend the commitment period to September 19, 2020. We did not draw additional amounts under the Facility before the end of the commitment period or further extend the commitment period. Accordingly, the additional borrowing capacity under the Facility expired prior to September 30, 2020. Borrowings under the Facility bear interest at a floating rate based on either the Eurodollar rate or the reference rate, plus a margin determined by the credit rating of Phillips 66’s senior unsecured long-term debt. Phillips 66 is using the proceeds from the debt issuance for general corporate purposes.

At September 30, 2020, borrowings of $290 million were outstanding and $3 million in letters of credit had been drawn under Phillips 66 Partners’ $750 million revolving credit facility.

Debt Repayments
In April 2020, Phillips 66 repaid $300 million of floating-rate notes due April 2020 and $200 million outstanding under the term loan facility due April 2020. Also, in April 2020, Phillips 66 Partners repaid $25 million of tax-exempt bonds due April 2020.

Note 11—Guarantees

At September 30, 2020, we were liable for certain contingent obligations under various contractual arrangements as described below. We recognize a liability for the fair value of our obligation as a guarantor for newly issued or modified guarantees. Unless the carrying amount of the liability is noted below, we have not recognized a liability either because the guarantees were issued prior to December 31, 2002, or because the fair value of the obligation is immaterial. In addition, unless otherwise stated, we are not currently performing with any significance under the guarantees and expect future performance to be either immaterial or have only a remote chance of occurrence.

Lease Residual Value Guarantees
Under the operating lease agreement on our headquarters facility in Houston, Texas, we had the option, at the end of the lease term to request to renew the lease, purchase the facility or assist the lessor in marketing it for resale. In September 2020, we amended and extended the lease term to September 2025. We have a residual value guarantee associated with the operating lease agreement with a maximum potential future exposure of $514 million at September 30, 2020. We also have residual value guarantees associated with railcar and airplane leases with maximum potential future payments totaling $396 million. These leases have remaining terms of up to ten years.

Guarantees of Joint Venture and Other Obligations
In March 2019, Phillips 66 Partners and its co-venturers in Dakota Access provided a CECU in conjunction with a senior unsecured notes offering. See Note 5—Investments, Loans and Long-Term Receivables, for additional information on Dakota Access and the CECU.

In September 2020, concurrent with the full repayment of a third-party term loan facility by Gray Oak Pipeline, LLC, the associated guarantee issued by Phillips 66 Partners through an equity contribution agreement was terminated. See Note 5—Investments, Loans and Long-Term Receivables, for additional information on Gray Oak Pipeline, LLC.

In addition, at September 30, 2020, we had other guarantees outstanding for our portion of certain joint venture debt obligations and purchase obligations, which have remaining terms of up to eight years. The maximum potential amount of future payments to third parties under these guarantees was approximately $216 million. Payment would be required if a joint venture defaults on its obligations.

Indemnifications
Over the years, we have entered into various agreements to sell ownership interests in certain corporations, joint ventures and assets that gave rise to indemnification. Agreements associated with these sales include indemnifications for taxes, litigation, environmental liabilities, permits and licenses and employee claims, as well as real estate indemnities against tenant defaults. The provisions of these indemnifications vary greatly. The majority of these indemnifications are related to environmental issues, which generally have indefinite terms and potentially unlimited exposure. At September 30, 2020, and December 31, 2019, the carrying amount of recorded indemnifications was $147 million and $153 million, respectively.

We amortize the indemnification liability over the relevant time period, if one exists, based on the facts and circumstances surrounding each type of indemnity. In cases where the indemnification term is indefinite, we will reverse the liability when we have information to support the reversal. Although it is reasonably possible future payments may exceed amounts recorded, due to the nature of the indemnifications, it is not possible to make a reasonable estimate of the maximum potential amount of future payments. At September 30, 2020, and December 31, 2019, environmental accruals for known contamination of $105 million were included in the carrying amount of recorded indemnifications noted above. These environmental accruals were primarily included in the “Asset retirement obligations and accrued environmental costs” line item on our consolidated balance sheet. For additional information about environmental liabilities, see Note 12—Contingencies and Commitments.

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

We are currently participating in environmental assessments and cleanups at numerous federal Superfund and comparable state sites. After an assessment of environmental exposures for cleanup and other costs, we make accruals on an undiscounted basis (except those pertaining to sites acquired in a business combination, which we record on a discounted basis) for planned investigation and remediation activities for sites where it is probable future costs will be incurred and these costs can be reasonably estimated. At September 30, 2020, our total environmental accruals were $428 million, compared with $441 million at December 31, 2019. We expect to incur a substantial amount of these expenditures within the next 30 years. We have not reduced these accruals for possible insurance recoveries. In the future, we may be involved in additional environmental assessments, cleanups and proceedings.

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

At September 30, 2020, we had performance obligations secured by letters of credit and bank guarantees of $519 million related to various purchase and other commitments incident to the ordinary conduct of business.

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

	Millions of Dollars
	September 30, 2020				December 31, 2019
	Commodity Derivatives		Effect of Collateral Netting	Net Carrying Value Presented on the Balance Sheet	Commodity Derivatives		Effect of Collateral Netting	Net Carrying Value Presented on the Balance Sheet
	Assets	Liabilities			Assets	Liabilities

Assets
Prepaid expenses and other current assets	$838	(730)	(20)	88	23	—	—	23
Other assets	—	—	—	—	3	—	—	3
Liabilities
Other accruals	109	(137)	20	(8)	1,188	(1,281)	80	(13)
Other liabilities and deferred credits	10	(12)	—	(2)	—	(1)	—	(1)
Total	$957	(879)	—	78	1,214	(1,282)	80	12

At September 30, 2020, and December 31, 2019, there was no material cash collateral received or paid that was not offset on our consolidated balance sheet.

The realized and unrealized gains (losses) incurred from commodity derivatives, and the line items where they appear on our consolidated statement of operations, were:

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019

Sales and other operating revenues	$20	71	519	(89)
Other income	—	20	9	33
Purchased crude oil and products	(16)	60	301	(41)
Net gain (loss) from commodity derivative activity	$4	151	829	(97)

The following table summarizes our material net exposures resulting from outstanding commodity derivative contracts. These financial and physical derivative contracts are primarily used to manage price exposure on our underlying operations. The underlying exposures may be from nonderivative positions such as inventory volumes. Financial derivative contracts may also offset physical derivative contracts, such as forward purchase and sales contracts. The percentage of our derivative contract volumes expiring within the next 12 months was at least 97% at September 30, 2020, and December 31, 2019.

	Open Position Long / (Short)
	September 30 2020	December 31 2019
Commodity
Crude oil, refined petroleum products and NGL (millions of barrels)	(36)	(16)

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

The aggregate net fair value of these swaps was immaterial at September 30, 2020, and December 31, 2019. We report the mark-to-market gains or losses on our interest rate swaps designated as highly effective cash flow hedges as a component of other comprehensive income (loss), and reclassify such gains and losses into earnings in the same period during which the hedged transaction affects earnings. Net realized gains and losses from settlements of the swaps were immaterial for the three and nine months ended September 30, 2020 and 2019.

We currently estimate that before-tax losses of $5 million will be reclassified from accumulated other comprehensive loss into general and administrative expenses during the next 12 months as the hedged transactions settle; however, the actual amounts that will be reclassified will vary based on changes in interest rates.

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

The aggregate fair values of all derivative instruments with such credit-risk-related contingent features that were in a liability position were immaterial at September 30, 2020, and December 31, 2019.

Note 14—Fair Value Measurements

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

The carrying values and fair values by hierarchy of our financial assets and liabilities, either carried or disclosed at fair value, including any effects of counterparty and collateral netting, were:

	Millions of Dollars
	September 30, 2020
	Fair Value Hierarchy			Total Fair Value of Gross Assets & Liabilities	Effect of Counterparty Netting	Effect of Collateral Netting	Difference in Carrying Value and Fair Value	Net Carrying Value Presented on the Balance Sheet
	Level 1	Level 2	Level 3
Commodity Derivative Assets
Exchange-cleared instruments	$735	203	—	938	(849)	(20)	—	69
OTC instruments	—	1	—	1	—	—	—	1
Physical forward contracts	—	17	1	18	—	—	—	18
Rabbi trust assets	133	—	—	133	N/A	N/A	—	133
	$868	221	1	1,090	(849)	(20)	—	221

Commodity Derivative Liabilities
Exchange-cleared instruments	$653	218	—	871	(849)	(20)	—	2
Physical forward contracts	—	8	—	8	—	—	—	8
Interest rate derivatives	—	5	—	5	—	—	—	5
Floating-rate debt	—	1,863	—	1,863	N/A	N/A	—	1,863
Fixed-rate debt, excluding finance leases	—	13,803	—	13,803	N/A	N/A	(1,421)	12,382
	$653	15,897	—	16,550	(849)	(20)	(1,421)	14,260

	Millions of Dollars
	December 31, 2019
	Fair Value Hierarchy			Total Fair Value of Gross Assets & Liabilities	Effect of Counterparty Netting	Effect of Collateral Netting	Difference in Carrying Value and Fair Value	Net Carrying Value Presented on the Balance Sheet
	Level 1	Level 2	Level 3
Commodity Derivative Assets
Exchange-cleared instruments	$820	368	—	1,188	(1,188)	—	—	—
Physical forward contracts	—	26	—	26	—	—	—	26
Interest rate derivatives	—	1	—	1	—	—	—	1
Rabbi trust assets	127	—	—	127	N/A	N/A	—	127
	$947	395	—	1,342	(1,188)	—	—	154

Commodity Derivative Liabilities
Exchange-cleared instruments	$884	385	—	1,269	(1,188)	(80)	—	1
OTC instruments	—	1	—	1	—	—	—	1
Physical forward contracts	—	12	—	12	—	—	—	12
Floating-rate debt	—	1,100	—	1,100	N/A	N/A	—	1,100
Fixed-rate debt, excluding finance leases	—	11,813	—	11,813	N/A	N/A	(1,438)	10,375
	$884	13,311	—	14,195	(1,188)	(80)	(1,438)	11,489

The rabbi trust assets are recorded in the “Investments and long-term receivables” line item and floating-rate and fixed-rate debt are recorded in the “Short-term debt” and “Long-term debt” line items on our consolidated balance sheet. See Note 13—Derivatives and Financial Instruments, for information regarding where the assets and liabilities related to our commodity and interest rate derivatives are recorded on our consolidated balance sheet.

Nonrecurring Fair Value Measurements

Equity Investments
In the first quarter of 2020, the nonrecurring fair value measurement used to record an impairment of our DCP Midstream investment was the fair value of our share of DCP Midstream’s limited partner interest in DCP Partners, which was estimated based on average market prices of DCP Partners common units for a multi-day trading period encompassing March 31, 2020. This valuation resulted in a Level 2 nonrecurring fair value measurement.

In the third quarter of 2019, the nonrecurring fair value measurement used to record an impairment of our DCP Midstream investment consisted of:

•The fair value of our share of DCP Midstream’s limited partner interest in DCP Partners was estimated based on an average market price of DCP Partners common units for a multi-day trading period encompassing September 30, 2019.

•The fair value of our share of DCP Midstream’s general partner interest in DCP Partners was estimated using two primary inputs: 1) estimated future cash flows of distributions attributable to the incentive distribution rights from DCP Partners, and 2) a multiple of those cash flows based on internal estimates and observation of incentive distribution right (IDR) conversion transactions by other master limited partnerships.

Overall, we concluded the valuation above resulted in a Level 3 nonrecurring fair value measurement.

In the third quarter of 2020, the nonrecurring fair value measurement used to record an impairment of our Red Oak investment was the estimated salvage value of the joint venture’s assets. This valuation resulted in a Level 3 nonrecurring fair value measurement.

See Note 5—Investments, Loans and Long-Term Receivables, for additional information on these impairments.

PP&E and Intangible Assets
In the third quarter of 2020, we remeasured the carrying value of the net PP&E and intangible assets of our San Francisco Refinery asset group to fair value. The estimated fair value of the plants, equipment and intangible assets was determined using a replacement cost approach adjusted, as applicable, for physical deterioration, functional obsolescence and economic obsolescence. The estimated fair value of the properties was determined using a sales comparison approach. This valuation resulted in a Level 3 nonrecurring fair value measurement. See Note 6—Properties, Plants and Equipment, for additional information on this impairment.

Goodwill
The carrying value of the Refining reporting unit’s goodwill was remeasured to fair value on a nonrecurring basis in the first quarter of 2020.  The fair value of the Refining reporting unit was calculated by weighting the results from the income approach and the market approach.  The income approach uses a discounted cash flow model that requires various observable and nonobservable inputs, such as prices, volumes, expenses, capital expenditures, discount rates and projected long-term growth rates and terminal values. The market approach uses peer company enterprise values relative to current and future net income (loss) before net interest expense, income taxes, depreciation and amortization (EBITDA) projections to arrive at an average multiple.  This multiple was applied to the reporting unit’s current and projected EBITDA, with consideration for an estimated market participant acquisition premium.  The resulting fair value Level 3 estimate was less than the Refining reporting unit’s carrying value by an amount that exceeded the existing goodwill balance of the reporting unit.  As a result, the Refining reporting unit’s goodwill was impaired to zero. As part of our impairment analysis, the fair value of all reporting units was reconciled to the company’s market capitalization. See Note 7—Goodwill, for additional information regarding the goodwill impairment.

Note 15—Pension and Postretirement Plans

The components of net periodic benefit cost for the three and nine months ended September 30, 2020 and 2019, were as follows:

	Millions of Dollars
	Pension Benefits				Other Benefits
	2020		2019		2020	2019
	U.S.	Int’l.	U.S.	Int’l.
Components of Net Periodic Benefit Cost
Three Months Ended September 30
Service cost	$35	7	32	5	1	1
Interest cost	21	5	27	6	2	2
Expected return on plan assets	(38)	(12)	(36)	(10)	—	—
Amortization of prior service credit	—	—	—	—	(1)	—
Recognized net actuarial loss	21	4	14	2	—	—
Settlements	17	—	1	—	—	—
Net periodic benefit cost*	$56	4	38	3	2	3

Nine Months Ended September 30
Service cost	$102	21	95	17	4	4
Interest cost	70	16	81	19	5	6
Expected return on plan assets	(121)	(37)	(107)	(33)	—	—
Amortization of prior service credit	—	—	—	—	(2)	(1)
Recognized net actuarial loss	50	12	40	5	—	—
Settlements	56	—	7	—	—	—
Net periodic benefit cost*	$157	12	116	8	7	9
* Included in the “Operating expenses” and “Selling, general and administrative expenses” line items on our consolidated statement of operations.

During the nine months ended September 30, 2020, we contributed $28 million to our U.S. pension and other postretirement benefit plans and $20 million to our international pension plans. We currently expect to make additional contributions of approximately $6 million to our U.S. pension and other postretirement benefit plans and $7 million to our international pension plans during the remainder of 2020.

Lump-sum benefit payments exceeded the sum of service and interest costs for our U.S. qualified pension plan during 2020 and for our U.S. non-qualified pension plan during 2020 and 2019. As a result, we recognized a proportionate share of prior actuarial losses, or pension settlement expense, totaling $56 million and $7 million for the nine months ended September 30, 2020 and 2019, respectively.

Note 16—Accumulated Other Comprehensive Loss

Changes in the balances of each component of accumulated other comprehensive loss were as follows:

	Millions of Dollars
	Defined Benefit Plans	Foreign Currency Translation	Hedging	Accumulated Other Comprehensive Loss

December 31, 2019	$(656)	(131)	(1)	(788)
Other comprehensive loss before reclassifications	(221)	(44)	(8)	(273)
Amounts reclassified from accumulated other comprehensive loss
Defined benefit plans*
Amortization of net actuarial loss, prior service credit and settlements	86	—	—	86
Foreign currency translation	—	—	—	—
Hedging	—	—	3	3
Net current period other comprehensive loss	(135)	(44)	(5)	(184)
Other	—	5	—	5
September 30, 2020	$(791)	(170)	(6)	(967)

December 31, 2018	$(472)	(228)	8	(692)
Other comprehensive income (loss) before reclassifications	5	(124)	(6)	(125)
Amounts reclassified from accumulated other comprehensive loss
Defined benefit plans*
Amortization of net actuarial loss, prior service credit and settlements	40	—	—	40
Foreign currency translation	—	—	—	—
Hedging	—	—	(5)	(5)
Net current period other comprehensive income (loss)	45	(124)	(11)	(90)
Income taxes reclassified to retained earnings**	(93)	2	2	(89)
September 30, 2019	$(520)	(350)	(1)	(871)
* Included in the computation of net periodic benefit cost. See Note 15—Pension and Postretirement Plans, for additional information.
** As of January 1, 2019, stranded income taxes related to the enactment of the Tax Cuts and Jobs Act in December 2017 were reclassified to retained earnings upon adoption of ASU No. 2018-02.

Note 17—Related Party Transactions

Significant transactions with related parties were:

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019

Operating revenues and other income (a)	$450	756	1,337	2,235
Purchases (b)	1,612	2,842	4,868	8,770
Operating expenses and selling, general and administrative expenses (c)	65	8	171	25

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

Note 18—Segment Disclosures and Related Information

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

Intersegment sales are at prices that we believe approximate market.

Analysis of Results by Operating Segment

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
Sales and Other Operating Revenues*
Midstream
Total sales	$1,458	1,602	4,096	5,208
Intersegment eliminations	(446)	(482)	(1,323)	(1,526)
Total Midstream	1,012	1,120	2,773	3,682
Chemicals	1	1	3	3
Refining
Total sales	10,434	19,591	31,567	56,839
Intersegment eliminations	(6,286)	(11,452)	(18,356)	(34,008)
Total Refining	4,148	8,139	13,211	22,831
Marketing and Specialties
Total sales	11,038	18,535	32,780	53,464
Intersegment eliminations	(278)	(584)	(1,068)	(1,833)
Total Marketing and Specialties	10,760	17,951	31,712	51,631
Corporate and Other	8	7	21	21
Consolidated sales and other operating revenues	$15,929	27,218	47,720	78,168
* See Note 2—Sales and Other Operating Revenues, for further details on our disaggregated sales and other operating revenues.

Income (Loss) Before Income Taxes
Midstream	$146	(460)	(232)	279
Chemicals	231	227	442	729
Refining	(1,903)	856	(5,042)	1,641
Marketing and Specialties	415	498	1,214	1,056
Corporate and Other	(239)	(178)	(655)	(593)
Consolidated income (loss) before income taxes	$(1,350)	943	(4,273)	3,112

	Millions of Dollars
	September 30 2020	December 31 2019
Total Assets
Midstream	$15,605	15,716
Chemicals	6,284	6,249
Refining	20,898	25,150
Marketing and Specialties	7,322	8,659
Corporate and Other	4,172	2,946
Consolidated total assets	$54,281	58,720

Note 19—Income Taxes

Historically, we have calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full year to income (loss) for the interim period. In the second quarter of 2020, and again in the third quarter, we concluded that we could not calculate a reliable estimate of our annual effective tax rate due to the range of potential impacts the COVID-19 pandemic may have on our business and results of operations. Accordingly, we computed the effective tax rate for the nine-month period ending September 30, 2020, using actual results.

Our effective income tax rate for the three and nine months ended September 30, 2020, was 46% and 25%, respectively, compared with 16% and 18% for the corresponding periods of 2019. The increase in our effective tax rate for the three months ended September 30, 2020, was primarily due to the ability provided under the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) to carry back a 2020 net operating loss to a year with a 35% income tax rate, state income tax, foreign operations and income attributable to noncontrolling interests. The increase in our effective tax rate for the nine months ended September 30, 2020, was primarily due to the ability provided under the CARES Act to carry back a 2020 net operating loss to a year with a 35% income tax rate, foreign operations and income attributable to noncontrolling interests, partially offset by the impact of the nondeductible goodwill impairment.

The effective income tax rate for the three months ended September 30, 2020, varied from the U.S. federal statutory income tax rate of 21%, primarily due to the ability provided under the CARES Act to carry back a 2020 net operating loss to a year with a 35% income tax rate and state income tax. The effective income tax rate for the nine months ended September 30, 2020, varied from the U.S. federal statutory rate of 21%, primarily due to the ability provided under the CARES Act to carry back a 2020 net operating loss to a year with a 35% income tax rate and state income tax, partially offset by the impact of the nondeductible goodwill impairment.

An income tax receivable of $1.3 billion is included in the “Accounts and notes receivable” line item on our consolidated balance sheet as of September 30, 2020, which reflects our estimate of the tax benefit that we expect to realize within the next 12 months.

Note 20—Phillips 66 Partners LP

Phillips 66 Partners, headquartered in Houston, Texas, is a publicly traded MLP formed in 2013 to own, operate, develop and acquire primarily fee-based midstream assets. Phillips 66 Partners’ operations currently consist of crude oil, refined petroleum product and NGL transportation, fractionation, processing, terminaling, and storage assets.

We consolidate Phillips 66 Partners because we determined it is a VIE of which we are the primary beneficiary. As general partner of Phillips 66 Partners, we have the ability to control its financial interests, as well as the ability to direct the activities that most significantly impact its economic performance. As a result of this consolidation, the public common and perpetual convertible preferred unitholders’ ownership interests in Phillips 66 Partners are reflected as noncontrolling interests in our financial statements. At September 30, 2020, we owned 170 million Phillips 66 Partners common units, representing a 74% limited partner interest in Phillips 66 Partners, while the public owned a 26% limited partner interest and 13.8 million perpetual convertible preferred units.

The most significant assets of Phillips 66 Partners that are available to settle only its obligations, along with its most significant liabilities for which its creditors do not have recourse to Phillips 66’s general credit, were:

	Millions of Dollars
	September 30 2020	December 31 2019

Cash and cash equivalents	$2	286
Equity investments*	3,373	2,961
Net properties, plants and equipment	3,575	3,349
Short-term debt	340	25
Long-term debt	3,443	3,491
* Included in the “Investments and long-term receivables” line item on the Phillips 66 consolidated balance sheet.

For the nine months ended September 30, 2020, on a settlement-date basis, Phillips 66 Partners generated net proceeds of $2 million from common units issued under its continuous offering of common units, or at-the-market (ATM) programs, with no issuances in the second and third quarters of 2020. For the three and nine months ended September 30, 2019, Phillips 66 Partners generated net proceeds of $91 million and $133 million, respectively, under its ATM programs.

Gray Oak Pipeline, LLC was formed to develop and construct the Gray Oak Pipeline, which transports crude oil from the Permian and Eagle Ford to Texas Gulf Coast destinations that include Corpus Christi and the Sweeny area, including the Phillips 66 Sweeny Refinery, as well as access to the Houston market. Phillips 66 Partners has a consolidated holding company that owns 65% of Gray Oak Pipeline, LLC. In December 2018, a third party exercised its option to acquire a 35% interest in the holding company. Because the holding company’s sole asset was its ownership interest in Gray Oak Pipeline, LLC, which was considered a financial asset, and because certain restrictions were placed on the third party’s ability to transfer or sell its interest in the holding company during the construction of the Gray Oak Pipeline, the legal sale of the 35% interest did not qualify as a sale under GAAP at that time. The Gray Oak Pipeline commenced full operations in the second quarter of 2020, and the restrictions placed on the co-venturer were lifted on June 30, 2020, resulting in the recognition of the sale under GAAP. Accordingly, at June 30, 2020, the co-venturer’s 35% interest in the holding company was recharacterized from a long-term obligation to a noncontrolling interest on our consolidated balance sheet, and the premium of $84 million previously paid by the co-venturer in 2019 was recharacterized from a long-term obligation to a gain in our consolidated statement of operations. For the nine months ended September 30, 2020, the co-venturer contributed an aggregate of $64 million to the holding company to fund its portion of Gray Oak Pipeline, LLC’s cash calls. Phillips 66 Partners has an effective ownership interest of 42.25% in Gray Oak Pipeline, LLC, after considering a co-venturer’s 35% interest in the consolidated holding company. See Note 5—Investments, Loans and Long-Term Receivables, for further discussion regarding Phillips 66 Partners’ investment in Gray Oak Pipeline, LLC, Dakota Access and ETCO, and Liberty.

Note 21—Condensed Consolidating Financial Information

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

This condensed consolidating financial information should be read in conjunction with the accompanying consolidated financial statements and notes.

	Millions of Dollars
	Three Months Ended September 30, 2020
Statement of Operations	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Revenues and Other Income (Loss)
Sales and other operating revenues	$—	11,907	4,022	—	15,929
Equity in earnings (losses) of affiliates	(725)	173	220	681	349
Net gain on dispositions	—	1	—	—	1
Other income	—	11	9	—	20
Intercompany revenues	1	1,000	2,332	(3,333)	—
Total Revenues and Other Income (Loss)	(724)	13,092	6,583	(2,652)	16,299

Costs and Expenses
Purchased crude oil and products	—	12,056	5,685	(3,232)	14,509
Operating expenses	—	795	253	(32)	1,016
Selling, general and administrative expenses	1	295	91	(3)	384
Depreciation and amortization	—	237	115	—	352
Impairments	—	962	178	—	1,140
Taxes other than income taxes	—	78	28	—	106
Accretion on discounted liabilities	—	4	2	—	6
Interest and debt expense	98	15	85	(66)	132
Foreign currency transaction losses	—	—	4	—	4
Total Costs and Expenses	99	14,442	6,441	(3,333)	17,649
Income (loss) before income taxes	(823)	(1,350)	142	681	(1,350)
Income tax expense (benefit)	(24)	(625)	25	—	(624)
Net Income (Loss)	(799)	(725)	117	681	(726)
Less: net income attributable to noncontrolling interests	—	—	73	—	73
Net Income (Loss) Attributable to Phillips 66	$(799)	(725)	44	681	(799)

Comprehensive Income (Loss)	$(618)	(544)	254	363	(545)

	Millions of Dollars
	Three Months Ended September 30, 2019
Statement of Operations	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Revenues and Other Income
Sales and other operating revenues	$—	20,947	6,271	—	27,218
Equity in earnings of affiliates	781	214	147	(643)	499
Net gain on dispositions	—	1	17	—	18
Other income	—	25	11	—	36
Intercompany revenues	—	837	3,704	(4,541)	—
Total Revenues and Other Income	781	22,024	10,150	(5,184)	27,771

Costs and Expenses
Purchased crude oil and products	—	19,383	8,866	(4,443)	23,806
Operating expenses	—	959	264	(17)	1,206
Selling, general and administrative expenses	1	324	94	(3)	416
Depreciation and amortization	—	230	106	—	336
Impairments	—	—	853	—	853
Taxes other than income taxes	—	77	28	—	105
Accretion on discounted liabilities	—	4	2	—	6
Interest and debt expense	85	35	67	(78)	109
Foreign currency transaction gains	—	—	(9)	—	(9)
Total Costs and Expenses	86	21,012	10,271	(4,541)	26,828
Income (loss) before income taxes	695	1,012	(121)	(643)	943
Income tax expense (benefit)	(17)	231	(64)	—	150
Net Income (Loss)	712	781	(57)	(643)	793
Less: net income attributable to noncontrolling interests	—	—	81	—	81
Net Income (Loss) Attributable to Phillips 66	$712	781	(138)	(643)	712

Comprehensive Income (Loss)	$608	677	(170)	(426)	689

	Millions of Dollars
	Nine Months Ended September 30, 2020
Statement of Operations	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Revenues and Other Income (Loss)
Sales and other operating revenues	$—	35,653	12,067	—	47,720
Equity in earnings (losses) of affiliates	(3,231)	42	633	3,427	871
Net gain on dispositions	—	2	85	—	87
Other income	—	28	20	—	48
Intercompany revenues	2	2,534	6,303	(8,839)	—
Total Revenues and Other Income (Loss)	(3,229)	38,259	19,108	(5,412)	48,726

Costs and Expenses
Purchased crude oil and products	—	35,032	16,039	(8,514)	42,557
Operating expenses	—	2,722	755	(94)	3,383
Selling, general and administrative expenses	5	825	290	(8)	1,112
Depreciation and amortization	—	707	330	—	1,037
Impairments	—	2,767	1,379	—	4,146
Taxes other than income taxes	—	287	90	—	377
Accretion on discounted liabilities	—	13	4	—	17
Interest and debt expense	268	73	242	(223)	360
Foreign currency transaction losses	—	—	10	—	10
Total Costs and Expenses	273	42,426	19,139	(8,839)	52,999
Loss before income taxes	(3,502)	(4,167)	(31)	3,427	(4,273)
Income tax benefit	(66)	(936)	(51)	—	(1,053)
Net Income (Loss)	(3,436)	(3,231)	20	3,427	(3,220)
Less: net income attributable to noncontrolling interests	—	—	216	—	216
Net Loss Attributable to Phillips 66	$(3,436)	(3,231)	(196)	3,427	(3,436)

Comprehensive Loss	$(3,620)	(3,415)	(30)	3,661	(3,404)

	Millions of Dollars
	Nine Months Ended September 30, 2019
Statement of Operations	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Revenues and Other Income
Sales and other operating revenues	$—	60,060	18,108	—	78,168
Equity in earnings of affiliates	2,557	1,645	514	(3,053)	1,663
Net gain on dispositions	—	1	18	—	19
Other income	—	67	30	—	97
Intercompany revenues	—	2,720	11,014	(13,734)	—
Total Revenues and Other Income	2,557	64,493	29,684	(16,787)	79,947

Costs and Expenses
Purchased crude oil and products	—	56,648	26,202	(13,435)	69,415
Operating expenses	—	2,876	861	(59)	3,678
Selling, general and administrative expenses	5	898	295	(8)	1,190
Depreciation and amortization	—	686	315	—	1,001
Impairments	—	1	855	—	856
Taxes other than income taxes	—	242	88	—	330
Accretion on discounted liabilities	—	13	4	—	17
Interest and debt expense	267	108	200	(232)	343
Foreign currency transaction losses	—	—	5	—	5
Total Costs and Expenses	272	61,472	28,825	(13,734)	76,835
Income before income taxes	2,285	3,021	859	(3,053)	3,112
Income tax expense (benefit)	(55)	464	136	—	545
Net Income	2,340	2,557	723	(3,053)	2,567
Less: net income attributable to noncontrolling interests	—	—	227	—	227
Net Income Attributable to Phillips 66	$2,340	2,557	496	(3,053)	2,340

Comprehensive Income	$2,250	2,467	615	(2,855)	2,477

	Millions of Dollars
	September 30, 2020
Balance Sheet	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Assets
Cash and cash equivalents	$—	665	797	—	1,462
Accounts and notes receivable	—	4,477	3,905	(2,419)	5,963
Inventories	—	3,421	1,476	—	4,897
Prepaid expenses and other current assets	—	255	245	—	500
Total Current Assets	—	8,818	6,423	(2,419)	12,822
Investments and long-term receivables	30,358	25,272	10,990	(52,853)	13,767
Net properties, plants and equipment	—	12,783	10,706	—	23,489
Goodwill	—	1,047	378	—	1,425
Intangibles	—	717	132	—	849
Other assets	12	4,207	713	(3,003)	1,929
Total Assets	$30,370	52,844	29,342	(58,275)	54,281

Liabilities and Equity
Accounts payable	$—	5,282	2,594	(2,419)	5,457
Short-term debt	1,498	15	347	—	1,860
Accrued income and other taxes	—	480	749	—	1,229
Employee benefit obligations	—	392	51	—	443
Other accruals	159	1,304	425	(364)	1,524
Total Current Liabilities	1,657	7,473	4,166	(2,783)	10,513
Long-term debt	8,939	156	3,571	—	12,666
Asset retirement obligations and accrued environmental costs	—	463	181	—	644
Deferred income taxes	—	3,566	1,944	(3)	5,507
Employee benefit obligations	—	1,166	228	—	1,394
Other liabilities and deferred credits	22	10,990	5,664	(15,424)	1,252
Total Liabilities	10,618	23,814	15,754	(18,210)	31,976
Common stock	3,253	25,886	9,582	(35,468)	3,253
Retained earnings	17,466	4,111	1,743	(5,884)	17,436
Accumulated other comprehensive loss	(967)	(967)	(320)	1,287	(967)
Noncontrolling interests	—	—	2,583	—	2,583
Total Liabilities and Equity	$30,370	52,844	29,342	(58,275)	54,281

	Millions of Dollars
	December 31, 2019
Balance Sheet	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Assets
Cash and cash equivalents	$—	136	1,478	—	1,614
Accounts and notes receivable	86	6,334	4,148	(2,058)	8,510
Inventories	—	2,594	1,182	—	3,776
Prepaid expenses and other current assets	2	362	131	—	495
Total Current Assets	88	9,426	6,939	(2,058)	14,395
Investments and long-term receivables	33,082	25,039	10,989	(54,539)	14,571
Net properties, plants and equipment	—	13,676	10,110	—	23,786
Goodwill	—	2,853	417	—	3,270
Intangibles	—	732	137	—	869
Other assets	14	4,290	714	(3,189)	1,829
Total Assets	$33,184	56,016	29,306	(59,786)	58,720

Liabilities and Equity
Accounts payable	$—	7,024	3,609	(2,058)	8,575
Short-term debt	500	16	31	—	547
Accrued income and other taxes	—	386	593	—	979
Employee benefit obligations	—	648	62	—	710
Other accruals	65	850	249	(329)	835
Total Current Liabilities	565	8,924	4,544	(2,387)	11,646
Long-term debt	7,434	155	3,627	—	11,216
Asset retirement obligations and accrued environmental costs	—	460	178	—	638
Deferred income taxes	—	3,727	1,828	(2)	5,553
Employee benefit obligations	—	825	219	—	1,044
Other liabilities and deferred credits	245	8,975	5,465	(13,231)	1,454
Total Liabilities	8,244	23,066	15,861	(15,620)	31,551
Common stock	3,634	25,838	9,516	(35,354)	3,634
Retained earnings	22,094	7,900	1,940	(9,870)	22,064
Accumulated other comprehensive loss	(788)	(788)	(270)	1,058	(788)
Noncontrolling interests	—	—	2,259	—	2,259
Total Liabilities and Equity	$33,184	56,016	29,306	(59,786)	58,720

	Millions of Dollars
	Nine Months Ended September 30, 2020
Statement of Cash Flows	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Cash Flows From Operating Activities
Net Cash Provided by (Used in) Operating Activities	$520	(225)	1,733	(556)	1,472

Cash Flows From Investing Activities
Capital expenditures and investments	—	(746)	(1,710)	42	(2,414)
Return of investments in equity affiliates	—	12	127	—	139
Proceeds from asset dispositions	—	2	1	—	3
Intercompany lending activities	(1,352)	2,309	(957)	—	—
Advances/loans—related parties	—	(230)	(21)	—	(251)
Collection of advances/loans—related parties	—	20	24	—	44
Other	—	(40)	(47)	—	(87)
Net Cash Provided by (Used in) Investing Activities	(1,352)	1,327	(2,583)	42	(2,566)

Cash Flows From Financing Activities
Issuance of debt	3,015	—	290	—	3,305
Repayment of debt	(500)	(17)	(29)	—	(546)
Issuance of common stock	6	—	—	—	6
Repurchase of common stock	(443)	—	—	—	(443)
Dividends paid on common stock	(1,182)	(556)	—	556	(1,182)
Distributions to noncontrolling interests	—	—	(201)	—	(201)
Net proceeds from issuance of Phillips 66 Partners LP common units	—	—	2	—	2
Other	(64)	—	84	(42)	(22)
Net Cash Provided by (Used in) Financing Activities	832	(573)	146	514	919

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	23	—	23

Net Change in Cash and Cash Equivalents	—	529	(681)	—	(152)
Cash and cash equivalents at beginning of period	—	136	1,478	—	1,614
Cash and Cash Equivalents at End of Period	$—	665	797	—	1,462

	Millions of Dollars
	Nine Months Ended September 30, 2019
Statement of Cash Flows	Phillips 66	Phillips 66 Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Cash Flows From Operating Activities
Net Cash Provided by (Used in) Operating Activities	$(143)	1,645	1,730	(118)	3,114

Cash Flows From Investing Activities
Capital expenditures and investments	—	(803)	(1,792)	—	(2,595)
Return of investments in equity affiliates	—	352	53	(350)	55
Proceeds from asset dispositions	—	—	84	—	84
Intercompany lending activities	2,587	(2,245)	(342)	—	—
Advances/loans—related parties	—	—	(95)	—	(95)
Collection of advances/loans—related parties	—	—	95	—	95
Other	—	(3)	27	—	24
Net Cash Provided by (Used in) Investing Activities	2,587	(2,699)	(1,970)	(350)	(2,432)

Cash Flows From Financing Activities
Issuance of debt	—	—	1,758	—	1,758
Repayment of debt	—	(14)	(990)	—	(1,004)
Issuance of common stock	15	—	—	—	15
Repurchase of common stock	(1,238)	—	—	—	(1,238)
Dividends paid on common stock	(1,172)	—	(118)	118	(1,172)
Distributions to noncontrolling interests	—	—	(176)	—	(176)
Net proceeds from issuance of Phillips 66 Partners LP common units	—	—	133	—	133
Other	(49)	(4)	(15)	350	282
Net Cash Provided by (Used in) Financing Activities	(2,444)	(18)	592	468	(1,402)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	(31)	—	(31)

Net Change in Cash and Cash Equivalents	—	(1,072)	321	—	(751)
Cash and cash equivalents at beginning of period	—	1,648	1,371	—	3,019
Cash and Cash Equivalents at End of Period	$—	576	1,692	—	2,268

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

EXECUTIVE OVERVIEW AND BUSINESS ENVIRONMENT

Phillips 66 is an energy manufacturing and logistics company with midstream, chemicals, refining, and marketing and specialties businesses. At September 30, 2020, we had total assets of $54.3 billion. Our common stock trades on the New York Stock Exchange under the symbol PSX.

Executive Overview
The Coronavirus Disease 2019 (COVID-19) pandemic continues to result in economic disruption globally. Actions taken by governments to prevent the spread of the disease, including travel and business restrictions, have resulted in substantial decreases in the demand for many refined petroleum products, particularly gasoline and jet fuel. The lack of demand for petroleum products has resulted in low crude oil prices and refining margins. Accordingly, crude oil producers have shut in high cost production, and refiners have reduced crude oil processing rates.

During the first nine months of 2020, we took the following significant steps to enhance our liquidity in this challenged margin environment:

•Borrowed $1 billion under our 364-day term loan facility.
•Issued $2 billion of senior unsecured notes in three tranches of three-, five-, and ten-year maturities.
•Temporarily suspended our share repurchase programs.
•Reduced our consolidated capital spending plans in 2020 by $700 million.
•Executed a plan to reduce our budgeted operating and administrative costs by $500 million in 2020.

In the third quarter of 2020, we reported a loss of $799 million and generated cash from operating activities of $491 million. We used available cash to fund capital expenditures and investments of $552 million and pay dividends of $393 million. We ended the third quarter of 2020 with $1.5 billion of cash and cash equivalents and approximately $5.5 billion of total committed capacity available under our revolving credit facilities.

Our earnings in the third quarter of 2020 reflect the continued adverse effects of the pandemic. These adverse effects may continue to be significant in the near term. We continue to assess our long-lived assets and equity investments for impairment in this challenging business environment. The depth and duration of the economic consequences of the COVID-19 pandemic remain unknown. Additional impairments may be required in the future if there is a further deterioration in our projected cash flows.

Business Environment
The Midstream segment includes our Transportation and Natural Gas Liquids (NGL) businesses. Our Transportation business contains fee-based operations that are not directly exposed to commodity price risk. Our NGL business results are primarily driven by fractionation and terminaling margins, throughput volumes, and impacts from NGL prices. The Midstream segment also includes our 50% equity investment in DCP Midstream, LLC (DCP Midstream). During the third quarter of 2020, NGL prices remained relatively flat, compared with the third quarter of 2019.

The Chemicals segment consists of our 50% equity investment in Chevron Phillips Chemical Company LLC (CPChem). The chemicals and plastics industry is mainly a commodity-based industry where the margins for key products are based on supply and demand, as well as cost factors. During the third quarter of 2020, the benchmark high-density polyethylene chain margin decreased, compared with the third quarter of 2019, mainly driven by lower polyethylene sales prices and higher feedstock costs.

Our Refining segment results are driven by several factors, including refining margins, refinery throughput, feedstock costs, product yields, turnaround activity, and other operating costs. The price of U.S. benchmark crude oil, West Texas Intermediate (WTI) at Cushing, Oklahoma, decreased to an average of $40.91 per barrel during the third quarter of 2020, compared with an average of $56.44 per barrel in the third quarter of 2019, due to a significant decline in global demand driven by the negative global economic impacts of the COVID-19 pandemic. Market crack spreads are used as indicators of refining margins and measure the difference between market prices for refined petroleum products and crude oil. During the third quarter of 2020, the worldwide market crack spreads were significantly lower compared with the third quarter of 2019, mainly driven by a sharp decline in demand for refined petroleum products resulting from the global economic disruption caused by the COVID-19 pandemic.

Results for our Marketing and Specialties (M&S) segment depend largely on marketing fuel and lubricant margins, and sales volumes of our refined petroleum and other specialty products. While M&S margins are primarily driven by market factors, largely determined by the relationship between supply and demand, marketing fuel margins, in particular, are influenced by the trend in spot prices for refined petroleum products. Generally speaking, a downward trend of spot prices has a favorable impact on marketing fuel margins, while an upward trend of spot prices has an unfavorable impact on marketing fuel margins. The global disruption caused by the COVID-19 pandemic significantly reduced demand for our refined petroleum and specialty products in 2020 compared with 2019.

RESULTS OF OPERATIONS

Unless otherwise indicated, discussion of results for the three and nine months ended September 30, 2020, is based on a comparison with the corresponding periods of 2019.

Consolidated Results

A summary of income (loss) before income taxes by business segment with a reconciliation to net income (loss) attributable to Phillips 66 follows:

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019

Midstream	$146	(460)	(232)	279
Chemicals	231	227	442	729
Refining	(1,903)	856	(5,042)	1,641
Marketing and Specialties	415	498	1,214	1,056
Corporate and Other	(239)	(178)	(655)	(593)
Income (loss) before income taxes	(1,350)	943	(4,273)	3,112
Income tax expense (benefit)	(624)	150	(1,053)	545
Net income (loss)	(726)	793	(3,220)	2,567
Less: net income attributable to noncontrolling interests	73	81	216	227
Net income (loss) attributable to Phillips 66	$(799)	712	(3,436)	2,340

Our earnings decreased $1,511 million in the third quarter of 2020, mainly reflecting:

•Lower realized refining margins and decreased refinery production.
•Higher impairment charges, primarily related to a long-lived asset impairment associated with our plan to reconfigure the San Francisco Refinery into a renewable fuels plant, which impacted our Refining and Midstream segments.

These decreases were partially offset by an income tax benefit recognized in the current quarter, compared with income tax expense recognized in the third quarter of 2019.

Our earnings decreased $5,776 million in the nine-month period of 2020, mainly reflecting:

•Lower realized refining margins and decreased refinery production.
•A goodwill impairment in our Refining segment.
•A long-lived asset impairment, which impacted our Refining and Midstream segments.
•Higher impairments of equity investments in our Midstream segment.
•Lower chemicals margins.

These decreases were partially offset by an income tax benefit recognized in the current nine-month period, compared with income tax expense recognized in the nine-month period of 2019.

See the “Segment Results” section for additional information on our segment results.

Statement of Operations Analysis

Sales and other operating revenues for the third quarter and nine-month period of 2020 decreased 41% and 39%, respectively, and purchased crude oil and products decreased 39% for both periods. These decreases were mainly due to lower petroleum product and crude oil sales prices and volumes.

Equity in earnings of affiliates decreased 30% and 48% in the third quarter and nine-month period of 2020, respectively. The decrease in both periods was primarily due to lower realized refining margins and decreased refinery production at WRB Refining LP (WRB), partially offset by increased equity earnings from the Gray Oak Pipeline, which commenced full operations in the second quarter of 2020. The decrease in the nine-month period of 2020 was also driven by lower equity earnings from CPChem as a result of lower margins. See Chemicals segment analysis in the “Segment Results” section for additional information on CPChem.

Impairments increased $287 million and $3,290 million in the third quarter and nine-month period of 2020, respectively. See Note 5—Investments, Loans and Long-Term Receivables, Note 6—Properties, Plants and Equipment, Note 7—Goodwill, and Note 8—Impairments, in the Notes to Consolidated Financial Statements, for information regarding these impairments.

We had an income tax benefit of $624 million and $1,053 million in the third quarter and nine-month period of 2020, respectively, compared with income tax expense of $150 million and $545 million, respectively, in the corresponding periods of 2019. See Note 19—Income Taxes, in the Notes to Consolidated Financial Statements, for information regarding our effective income tax rates.

Segment Results

Midstream

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019

	Millions of Dollars
Income (Loss) Before Income Taxes
Transportation	$(3)	248	411	696
NGL and Other	99	169	356	402
DCP Midstream	50	(877)	(999)	(819)
Total Midstream	$146	(460)	(232)	279

	Thousands of Barrels Daily
Transportation Volumes
Pipelines*	3,076	3,443	3,032	3,346
Terminals	2,966	3,381	2,999	3,236
Operating Statistics
NGL fractionated**	217	203	195	223
NGL production***	414	409	395	420
* Pipelines represent the sum of volumes transported through each separately tariffed consolidated pipeline segment.
** Excludes DCP Midstream.
*** Includes 100% of DCP Midstream’s volumes.

Dollars Per Gallon
Weighted-Average NGL Price*
DCP Midstream	$0.44	0.44	0.38	0.52
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

Results from our Midstream segment increased $606 million in the third quarter of 2020 and decreased $511 million in the nine-month period of 2020.

Results from our Transportation business decreased $251 million and $285 million in the third quarter and nine-month period of 2020, respectively. The decreased results in both periods were primarily attributable to before-tax impairment charges totaling $204 million for the pipeline and terminal assets associated with the planned reconfiguration of our San Francisco Refinery into a renewal fuels plant, and the cancellation of the Red Oak Pipeline project, along with lower throughput volumes and decreased equity earnings. The decreased results for the nine-month period also included higher operating costs and an $84 million before-tax gain recognized in the second quarter of 2020 associated with the Gray Oak Pipeline joint venture. See Note 5—Investments, Loans and Long-Term Receivables, and Note 6—Properties, Plants and Equipment, in the Notes to Consolidated Financial Statements, for additional information regarding the impairments, and Note 20—Phillips 66 Partners LP, in the Notes to Consolidated Financial Statements, for additional information on the $84 million before-tax gain.

Before-tax income from our NGL and Other business decreased $70 million and $46 million in the third quarter and nine-month period of 2020, respectively. The decrease in both periods was primarily due to lower results from our trading activities around NGL inventory management and start-up costs for additional fractionation capacity at the Sweeny Hub, partially offset by the startup of a new isomerization unit at our Lake Charles Refinery in the second half of 2019. Lower cargo margins at the Sweeny Hub also contributed to the decrease in the third quarter of 2020.

Results from our investment in DCP Midstream increased $927 million in the third quarter of 2020 and decreased $180 million in the nine-month period of 2020. The increased results in the third quarter of 2020 were mainly due to the absence of an $853 million before-tax impairment of our investment in DCP Midstream recorded in the third quarter of 2019. The decreased results in the nine-month period of 2020 were primarily attributable to higher impairment charges. Excluding the impairments, equity earnings from DCP Midstream increased in the nine-month period of 2020, primarily due to the recognition of a benefit to equity earnings from the amortization of the basis difference created by the impairments, lower operating costs, and favorable impacts from its commodity price risk management activities. See Note 5—Investments, Loans and Long-Term Receivables, in the Notes to Consolidated Financial Statements, for additional information regarding impairments of our investment in DCP Midstream.

See the “Executive Overview and Business Environment” section for information on market factors impacting this quarter’s results.

Chemicals

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019

	Millions of Dollars

Income Before Income Taxes	$231	227	442	729

	Millions of Pounds
CPChem Externally Marketed Sales Volumes*
Olefins and Polyolefins	5,069	5,402	15,559	15,314
Specialties, Aromatics and Styrenics	1,120	1,322	3,322	3,360
	6,189	6,724	18,881	18,674
* Represents 100% of CPChem’s outside sales of produced petrochemical products, as well as commission sales from equity affiliates.

Olefins and Polyolefins Capacity Utilization (percent)	94%	97	98	97

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

Before-tax income from the Chemicals segment increased $4 million in the third quarter of 2020 and decreased $287 million in the nine-month period of 2020. The decrease in the current nine-month period was primarily driven by lower margins and decreased earnings from CPChem’s equity affiliates, partially offset by higher volumes, lower operating costs and a favorable impact from lower-of-cost-or-market adjustments of inventories attributable to petrochemical product price recovery in the current quarter.

See the “Executive Overview and Business Environment” section for information on market factors impacting this quarter’s results.

Refining

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019

	Millions of Dollars
Income (Loss) Before Income Taxes
Atlantic Basin/Europe	$(199)	296	(1,063)	547
Gulf Coast	(405)	184	(1,613)	288
Central Corridor	(132)	408	(463)	1,005
West Coast	(1,167)	(32)	(1,903)	(199)
Worldwide	$(1,903)	856	(5,042)	1,641

	Dollars Per Barrel
Income (Loss) Before Income Taxes
Atlantic Basin/Europe	$(4.61)	5.93	(8.60)	3.83
Gulf Coast	(7.86)	2.46	(9.13)	1.32
Central Corridor	(5.35)	15.26	(6.73)	13.07
West Coast	(38.12)	(0.93)	(22.59)	(2.03)
Worldwide	(12.69)	4.60	(11.12)	3.07

Realized Refining Margins*
Atlantic Basin/Europe	$1.65	11.48	1.86	10.17
Gulf Coast	(0.61)	8.34	2.40	7.42
Central Corridor	4.46	15.99	8.09	14.91
West Coast	2.23	10.11	3.94	8.84
Worldwide	1.78	11.18	3.91	10.06
* See the “Non-GAAP Reconciliations” section for a reconciliation of this non-GAAP measure to the most directly comparable measure under generally accepted accounting principles in the United States (GAAP), income (loss) before income taxes per barrel.

	Thousands of Barrels Daily
	Three Months Ended September 30		Nine Months Ended September 30
Operating Statistics	2020	2019	2020	2019
Refining operations*
Atlantic Basin/Europe
Crude oil capacity	537	537	537	537
Crude oil processed	432	509	424	485
Capacity utilization (percent)	81%	95	79	90
Refinery production	473	545	454	527
Gulf Coast
Crude oil capacity	769	764	769	764
Crude oil processed	506	729	586	714
Capacity utilization (percent)	66%	95	76	93
Refinery production	563	817	647	797
Central Corridor
Crude oil capacity	530	515	530	515
Crude oil processed	455	517	437	495
Capacity utilization (percent)	86%	100	82	96
Refinery production	469	535	451	515
West Coast
Crude oil capacity	364	364	364	364
Crude oil processed	311	351	285	325
Capacity utilization (percent)	85%	97	78	89
Refinery production	334	371	307	357
Worldwide
Crude oil capacity	2,200	2,180	2,200	2,180
Crude oil processed	1,704	2,106	1,732	2,019
Capacity utilization (percent)	77%	97	79	93
Refinery production	1,839	2,268	1,859	2,196
* Includes our share of equity affiliates.

The Refining segment refines crude oil and other feedstocks into petroleum products, such as gasoline, distillates and aviation fuels, at 13 refineries in the United States and Europe.

Results from our Refining segment decreased $2,759 million and $6,683 million in the third quarter and nine-month period of 2020, respectively. The decreased results in both periods were primarily due to:

•Lower realized refining margins and decreased refinery production. A sharp decline in demand for refined petroleum products resulting from global economic disruption caused by the COVID-19 pandemic led to lower market crack spreads and reduced refinery production in the current periods. In addition, hurricane impacts contributed to the lower refinery production in the Gulf Coast region.

•A before-tax long-lived asset impairment of $910 million associated with our plan to reconfigure the San Francisco Refinery into a renewable fuels plant.

In addition, the decreased results in the current nine-month period were also attributable to a before-tax goodwill impairment of $1,845 million recognized in the first quarter of 2020.

See Note 6—Properties, Plants and Equipment, and Note 7—Goodwill, in the Notes to Consolidated Financial Statements, for additional information regarding these impairments.

See the “Executive Overview and Business Environment” section for information on market factors impacting this quarter’s results.

Our worldwide refining crude oil capacity utilization rate was 77% and 79% in the third quarter and nine-month period of 2020, respectively, compared with 97% and 93% in the corresponding periods of 2019, respectively. The decreases were primarily due to reduced refining runs in the current year periods driven by lower demand for refined petroleum products, as well as hurricane impacts in the Gulf Coast region.

Marketing and Specialties

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019

	Millions of Dollars
Income Before Income Taxes
Marketing and Other	$365	440	1,091	872
Specialties	50	58	123	184
Total Marketing and Specialties	$415	498	1,214	1,056

	Dollars Per Barrel
Income Before Income Taxes
U.S.	$1.74	1.66	1.60	1.14
International	5.01	5.19	5.16	4.10

Realized Marketing Fuel Margins*
U.S.	$2.23	2.11	2.03	1.59
International	6.28	6.37	6.78	5.42
* See the “Non-GAAP Reconciliations” section for a reconciliation of this non-GAAP measure to the most directly comparable GAAP measure, income before income taxes per barrel.

	Dollars Per Gallon
U.S. Average Wholesale Prices*
Gasoline	$1.62	2.14	1.57	2.11
Distillates	1.41	2.07	1.45	2.10
* On third-party branded petroleum product sales, excluding excise taxes.

	Thousands of Barrels Daily
Marketing Petroleum Products Sales Volumes
Gasoline	1,080	1,222	1,029	1,205
Distillates	863	1,099	915	1,041
Other	15	16	17	18
Total	1,958	2,337	1,961	2,264

The M&S segment purchases for resale and markets refined petroleum products, such as gasoline, distillates and aviation fuels, mainly in the United States and Europe. In addition, this segment includes the manufacturing and marketing of specialty products, such as base oils and lubricants.

Before-tax income from the M&S segment decreased $83 million in the third quarter of 2020 and increased $158 million in the nine-month period of 2020. The decrease in the third quarter of 2020 was primarily due to lower sales volumes driven by decreased demand for refined petroleum and specialty products. The increase in the nine-month period of 2020 was primarily attributable to higher realized marketing fuel margins, partially offset by lower sales volumes for refined petroleum and specialty products driven by decreased demand.

See the “Executive Overview and Business Environment” section for information on marketing fuel margins and other market factors impacting this quarter’s results.

Corporate and Other

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
Loss Before Income Taxes
Net interest expense	$(131)	(98)	(348)	(311)
Corporate overhead and other	(108)	(80)	(307)	(282)
Total Corporate and Other	$(239)	(178)	(655)	(593)

Net interest expense consists of interest and financing expense, net of interest income and capitalized interest. Corporate overhead and other includes general and administrative expenses, technology costs, environmental costs associated with sites no longer in operation, foreign currency transaction gains and losses, and other costs not directly associated with an operating segment.

Net interest expense increased $33 million and $37 million in the third quarter and nine-month period of 2020, respectively, primarily due to higher average debt principal balances, reflecting new debt issuances in the nine-month period of 2020, along with decreased interest income driven by lower interest rates in 2020. The increase in net interest expense in the nine-month period of 2020 was partially offset by higher capitalized interest associated with Midstream capital projects. See Note 10—Debt, in the Notes to Consolidated Financial Statements, for additional information on the debt issuances in 2020.

Corporate overhead and other increased by $28 million and $25 million in the third quarter and nine-month period of 2020, respectively, reflecting a property impairment charge of $25 million in the third quarter of 2020.

CAPITAL RESOURCES AND LIQUIDITY

Financial Indicators

	Millions of Dollars, Except as Indicated
	September 30 2020	December 31 2019

Cash and cash equivalents	$1,462	1,614
Short-term debt	1,860	547
Total debt	14,526	11,763
Total equity	22,305	27,169
Percent of total debt to capital*	39%	30
Percent of floating-rate debt to total debt	13%	9
* Capital includes total debt and total equity.

To meet our short- and long-term liquidity requirements, we use a variety of funding sources but rely primarily on cash generated from operating activities and debt financing. During the first nine months of 2020, we generated $1.5 billion of cash from operations, received approximately $2.0 billion in proceeds from two public offerings of senior unsecured notes, and borrowed $1.0 billion under a term loan facility. We used available cash primarily for capital expenditures and investments of $2.4 billion, repayment of $525 million of maturing debt, and dividend payments on our common stock of $1.2 billion. During the first quarter of 2020, we spent $443 million on common stock repurchases, before suspending our share repurchase programs in March 2020. During the first nine months of 2020, cash and cash equivalents decreased $152 million to $1.5 billion.

We believe current cash and cash equivalents and cash generated by operations, together with access to external sources of funds as described below under “Significant Sources of Capital,” will be sufficient to meet our funding requirements in the near and long term, including our capital spending, dividend payments, defined benefit plan contributions, and debt repayments.

Significant Sources of Capital

Operating Activities
During the first nine months of 2020, cash generated by operating activities was $1,472 million, compared with $3,114 million for the first nine months of 2019. The decrease in the first nine months of 2020, compared with the same period in 2019, was primarily due to lower refining margins driven by global economic disruption caused by the COVID-19 pandemic, and reduced cash distributions from our equity affiliates, partially offset by higher realized marketing margins and working capital impacts.

Our short- and long-term operating cash flows are highly dependent upon refining, marketing and chemical margins, as well as NGL prices. Prices and margins in our industry are typically volatile, and are driven by market conditions over which we have little or no control. Absent other mitigating factors, as these prices and margins fluctuate, we would expect a corresponding change in our operating cash flows. The recent decline in demand for refined petroleum products has led to a decrease in refining margins. If the global economic disruption associated with the COVID-19 pandemic sustains, we expect refining margins, along with marketing, transportation and terminaling volumes, to remain challenged in the near term, all of which could have an unfavorable impact on our future operating cash flows.

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

Equity Affiliate Operating Distributions
Our operating cash flows are also impacted by distribution decisions made by our equity affiliates. During the first nine months of 2020, cash from operations included distributions of $1,125 million from our equity affiliates, compared with $1,638 million during the same period of 2019. We cannot control the amount of future dividends from equity affiliates; therefore, future dividend payments by these equity affiliates are not assured.

Phillips 66 Partners LP

Unit Issuances
During the first nine months of 2020, on a settlement-date basis, Phillips 66 Partners generated net proceeds of $2 million from common units issued under its active continuous offering of common units, or at-the-market (ATM) program.

Transfer of Equity Interest
Gray Oak Pipeline, LLC was formed to develop and construct the Gray Oak Pipeline, which transports crude oil from the Permian and Eagle Ford to Texas Gulf Coast destinations that include Corpus Christi and the Sweeny area, including the Phillips 66 Sweeny Refinery, as well as access to the Houston market. Phillips 66 Partners has a consolidated holding company that owns 65% of Gray Oak Pipeline, LLC. In December 2018, a third party exercised its option to acquire a 35% interest in the holding company. Because the holding company’s sole asset was its ownership interest in Gray Oak Pipeline, LLC, which was considered a financial asset, and because certain restrictions were placed on the third party’s ability to transfer or sell its interest in the holding company during the construction of the Gray Oak Pipeline, the legal sale of the 35% interest did not qualify as a sale under GAAP at that time. The Gray Oak Pipeline commenced full operations in the second quarter of 2020, and the restrictions placed on the co-venturer were lifted on June 30, 2020, resulting in the recognition of the sale under GAAP. Accordingly, at June 30, 2020, the co-venturer’s 35% interest in the holding company was recharacterized from a long-term obligation to a noncontrolling interest on our consolidated balance sheet, and the premium of $84 million previously paid by the co-venturer in 2019 was recharacterized from a long-term obligation to a gain in our consolidated statement of operations. For the nine months ended September 30, 2020, the co-venturer contributed an aggregate of $64 million to the holding company to fund its portion of Gray Oak Pipeline, LLC’s cash calls. Phillips 66 Partners has an effective ownership interest of 42.25% in Gray Oak Pipeline, LLC, after considering a co-venturer’s 35% interest in the consolidated holding company. See Note 5—Investments, Loans and Long-Term Receivables, in the Notes to Consolidated Financial Statements, for further discussion regarding Phillips 66 Partners’ investment in Gray Oak Pipeline, LLC.

Credit Facilities and Commercial Paper
At September 30, 2020, borrowings of $290 million were outstanding and $3 million in letters of credit had been drawn under Phillips 66 Partners’ $750 million revolving credit facility. At September 30, 2020, no amount had been drawn under Phillips 66’s $5 billion revolving credit facility or uncommitted $5 billion commercial paper program.

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

Proceeds received from the public offerings of senior unsecured notes on June 10, 2020, and April 9, 2020, were $1,008 million and $993 million, respectively, net of underwriters’ discounts or premiums and commissions, as well as debt issuance costs. These proceeds are being used for general corporate purposes.

On March 19, 2020, Phillips 66 entered into a $1 billion 364-day delayed draw term loan agreement (the Facility) and borrowed $1 billion under the Facility shortly thereafter. On April 6, 2020, Phillips 66 increased the size of the Facility to $2 billion, and in June 2020, the Facility was amended to extend the commitment period to September 19, 2020. We did not draw additional amounts under the Facility before the end of the commitment period or further extend the commitment period. Accordingly, the additional borrowing capacity under the Facility expired prior to September 30, 2020. Borrowings under the Facility bear interest at a floating rate based on either the Eurodollar rate or the reference rate, plus a margin determined by the credit rating of Phillips 66’s senior unsecured long-term debt. Phillips 66 is using the proceeds from the debt issuance for general corporate purposes.

Off-Balance Sheet Arrangements

Lease Residual Value Guarantees
Under the operating lease agreement on our headquarters facility in Houston, Texas, we had the option, at the end of the lease term to request to renew the lease, purchase the facility or assist the lessor in marketing it for resale. In September 2020, we amended and extended the lease term to September 2025. We have a residual value guarantee associated with the operating lease agreement with a maximum potential future exposure of $514 million as of September 30, 2020. We also have residual value guarantees associated with railcar and airplane leases with maximum potential future payments totaling $396 million. These leases have remaining terms of up to ten years.

Dakota Access, LLC (Dakota Access) and Energy Transfer Crude Oil Company, LLC (ETCO)
In March 2019, a wholly owned subsidiary of Dakota Access closed an offering of $2.5 billion aggregate principal amount of senior unsecured notes, consisting of:

•$650 million aggregate principal amount of 3.625% Senior Notes due 2022.
•$1.0 billion aggregate principal amount of 3.900% Senior Notes due 2024.
•$850 million aggregate principal amount of 4.625% Senior Notes due 2029.

Dakota Access and ETCO have guaranteed repayment of the notes. In addition, Phillips 66 Partners and its co-venturers in Dakota Access provided a Contingent Equity Contribution Undertaking (CECU) in conjunction with the notes offering. Under the CECU, the co-venturers may be severally required to make proportionate equity contributions to Dakota Access if there is an unfavorable final judgment in the ongoing litigation related to an easement granted by the U.S. Army Corps of Engineers (USACE) to allow the pipeline to be constructed under Lake Oahe in North Dakota. Contributions may be required if Dakota Access determines that the issues included in any such final judgment cannot be remediated and Dakota Access has or is projected to have insufficient funds to satisfy repayment of the notes. If Dakota Access undertakes remediation to cure issues raised in a final judgment, contributions may be required if any series of the notes become due, whether by acceleration or at maturity, during such time, to the extent Dakota Access has or is projected to have insufficient funds to pay such amounts. At September 30, 2020, Phillips 66 Partners’ share of the maximum potential equity contributions under the CECU was approximately $631 million.

In March 2020, the trial court presiding over this litigation ordered the USACE to prepare an Environmental Impact Statement (EIS), and requested additional information to enable a decision on whether the Dakota Access Pipeline should be shut down while the EIS is being prepared. On July 6, 2020, the trial court ordered the Dakota Access Pipeline to be shut down and emptied of crude oil within 30 days, and that the pipeline should remain shut down pending the preparation of the EIS by the USACE, which the USACE has indicated is expected to take approximately 13 months. Dakota Access filed an appeal and a request for a stay of the order, which was granted. The case is now on an expedited appellate track and oral arguments regarding whether the pipeline easement is valid and whether the USACE must prepare an EIS are set for early November 2020, with a decision expected in late 2020 or early 2021. In addition to the proceedings in the appellate court, the trial court has been asked to issue an injunction to shut down the pipeline until the USACE completes the EIS, which could be ruled on as early as late December 2020. If the pipeline is required to cease operations pending the preparation of the EIS, and should Dakota Access and ETCO not have sufficient funds to pay ongoing expenses, Phillips 66 Partners could be asked to support its share of the ongoing expenses, including scheduled interest payments on the notes of approximately $25 million annually, in addition to the potential obligations under the CECU.

Gray Oak Pipeline, LLC
Gray Oak Pipeline, LLC had a third-party term loan facility with a borrowing capacity of $1,379 million, inclusive of accrued interest. Borrowings under the facility were due on June 3, 2022.  Phillips 66 Partners and its co-venturers provided a guarantee through an equity contribution agreement requiring proportionate equity contributions to Gray Oak Pipeline, LLC up to the total outstanding loan amount, plus any additional accrued interest and associated fees, if Gray Oak Pipeline, LLC defaults on certain of its obligations thereunder. In September 2020, Gray Oak Pipeline, LLC fully repaid the outstanding balance of the term loan facility, and the associated equity contribution agreement was terminated.

Other Guarantees
At September 30, 2020, we had other guarantees outstanding for our portion of certain joint venture debt obligations and purchase obligations, which have remaining terms of up to eight years. The maximum potential amount of future payments to third parties under these guarantees was approximately $216 million. Payment would be required if a joint venture defaults on its obligations.

See Note 11—Guarantees, in the Notes to Consolidated Financial Statements, for additional information on our guarantees.

Capital Requirements

Capital Expenditures and Investments
For information about our capital expenditures and investments, see the “Capital Spending” section below.

Debt Financing
Our total debt balance at September 30, 2020, and December 31, 2019, was $14.5 billion and $11.8 billion, respectively. Our total debt-to-capital ratio was 39% and 30% at September 30, 2020, and December 31, 2019, respectively.

In April 2020, Phillips 66 repaid $300 million of floating-rate notes due April 2020 and $200 million outstanding under the term loan facility due April 2020. Also, in April 2020, Phillips 66 Partners repaid $25 million of tax-exempt bonds due April 2020.

Dividends
On July 8, 2020, our Board of Directors declared a quarterly cash dividend of $0.90 per common share. The dividend was paid on September 1, 2020, to shareholders of record at the close of business on August 18, 2020. On October 9, 2020, our Board of Directors declared a quarterly cash dividend of $0.90 per common share. This dividend is payable on December 1, 2020, to shareholders of record at the close of business on November 17, 2020.

Share Repurchases
Since July 2012, our Board of Directors has authorized an aggregate of $15 billion of repurchases of our outstanding common stock. The authorizations do not have expiration dates. The share repurchases are expected to be funded primarily through available cash. We are not obligated to repurchase any shares of common stock pursuant to these authorizations and may commence, suspend or terminate repurchases at any time. Since the inception of our share repurchase programs in 2012, we have repurchased 159 million shares at an aggregate cost of $12.5 billion. Shares of stock repurchased are held as treasury shares. We suspended share repurchases in mid-March 2020 to preserve liquidity primarily in response to the global economic disruption caused by the COVID-19 pandemic.

Capital Spending

Our capital expenditures and investments represent consolidated capital spending. Our adjusted capital spending is a non-GAAP financial measure that demonstrates our net share of capital spending, and reflects an adjustment for the portion of our consolidated capital spending funded by certain joint venture partners.

	Millions of Dollars
	Nine Months Ended September 30
	2020	2019
Capital Expenditures and Investments
Midstream	$1,556	1,724
Chemicals	—	—
Refining	577	645
Marketing and Specialties	139	76
Corporate and Other	142	150
Total Capital Expenditures and Investments	2,414	2,595
Less: capital spending funded by certain joint venture partners*	64	422
Adjusted Capital Spending	$2,350	2,173

Selected Equity Affiliates**
DCP Midstream	$102	355
CPChem	204	252
WRB	110	135
	$416	742
* Included in the Midstream segment.
** Our share of joint ventures’ self-funded capital spending.

Midstream
During the first nine months of 2020, capital spending in our Midstream segment included:

•Continued development of additional Gulf Coast fractionation capacity.
•Cash contributions to joint ventures to develop and construct crude oil pipeline systems, including the Liberty Pipeline system.
•Cash contributions by Phillips 66 Partners to fund Gray Oak Pipeline projects and South Texas Gateway Terminal development activities.
•Construction activities on Phillips 66 Partners’ new ethane pipeline from Clemens Caverns to petrochemical facilities in Gregory, Texas (C2G Pipeline).
•Completion of Phillips 66 Partners’ Sweeny to Pasadena refined petroleum product pipeline.
•Construction activities to increase storage and export capacity at our crude oil and refined petroleum product terminal located near Beaumont, Texas.
•Other reliability, return and maintenance projects.

In March 2020, the development and construction of our Red Oak Pipeline system and Sweeny Frac 4, as well as Phillips 66 Partners’ Liberty Pipeline system projects were deferred as a result of the current challenging business environment. In the third quarter of 2020, the Red Oak Pipeline project was canceled. See Note 5—Investments, Loans and Long-Term Receivables, in the Notes to Consolidated Financial Statements, for additional information regarding our investment in Red Oak.

During the first nine months of 2020, DCP Midstream’s self-funded capital expenditures and investments were $203 million on a 100% basis. Capital spending during this period was primarily for expansion projects and maintenance capital expenditures for existing assets. Expansion projects included the construction of the Latham II offload facilities and the Cheyenne Connector, and investments in the Sand Hills and Southern Hills joint ventures. In April 2020, DCP Midstream announced capital and cost reduction plans, including a 75% growth capital reduction. We expect that DCP Midstream’s capital program will continue to be self-funded for the remainder of 2020.

Chemicals
During the first nine months of 2020, CPChem had a self-funded capital program. During this period, on a 100% basis, CPChem’s capital expenditures and investments were $407 million. The capital spending was primarily for the continued development of its second U.S. Gulf Coast petrochemical project and debottlenecking projects on existing assets. We expect CPChem to continue self-funding its capital program for the remainder of 2020.

Refining
Capital spending for the Refining segment during the first nine months of 2020 was primarily for refinery upgrade projects to enhance the yield of high-value products, renewable diesel projects, improvements to the operating integrity of key processing units, and safety-related projects.

Major construction activities included:

•Installation and startup of facilities to improve product value at the Sweeny Refinery.
•Installation of facilities to improve product value at the Ponca City and Bayway refineries.
•Installation of facilities to produce biofuels at the Humber Refinery.

In the third quarter of 2020, we announced Rodeo Renewed, a project to reconfigure our San Francisco Refinery in Rodeo, California, to produce renewable fuels. The plant would no longer produce fuels from crude oil, but instead would make fuels from used cooking oil, fats, greases, soybean oils and other feedstocks. Upon completion expected in early 2024, the facility would have over 50,000 barrels per day, or 800 million gallons per year, of renewable fuel production capacity.

Marketing and Specialties
Capital spending for the M&S segment during the first nine months of 2020 was primarily for an additional investment in the U.S. West Coast retail marketing joint venture, and the acquisition, development and enhancement of retail sites in Europe.

Corporate and Other
Capital spending for Corporate and Other during the first nine months of 2020 was primarily for information technology.

2021 Outlook
Subject to approval by our Board of Directors, we currently expect our 2021 capital spending to be $2 billion or less. Our 2021 capital program details are scheduled to be released in December 2020.

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

We occasionally receive requests for information or notices of potential liability from the U.S. Environmental Protection Agency (EPA) and state environmental agencies alleging that we are a potentially responsible party under the Federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or an equivalent state statute. On occasion, we also have been made a party to cost recovery litigation by those agencies or by private parties. These requests, notices and lawsuits assert potential liability for remediation costs at various sites that typically are not owned by us, but allegedly contain wastes attributable to our past operations. At December 31, 2019, we reported that we had been notified of potential liability under CERCLA and comparable state laws at 27 sites within the United States. In the first nine months of 2020, we were notified of two Superfund sites that were deemed resolved and closed, and one Superfund site that was reopened, accordingly, leaving 26 unresolved sites with potential liability at September 30, 2020.

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

	Millions of Dollars, Except as Indicated
Realized Refining Margins	Atlantic Basin/ Europe	Gulf Coast	Central Corridor	West Coast	Worldwide

Three Months Ended September 30, 2020
Loss before income taxes	$(199)	(405)	(132)	(1,167)	(1,903)
Plus:
Taxes other than income taxes	14	30	11	16	71
Depreciation, amortization and impairments	50	75	33	974	1,132
Selling, general and administrative expenses	6	11	7	9	33
Operating expenses	180	258	111	235	784
Equity in losses of affiliates	2	1	118	—	121
Other segment (income) expense, net	—	(1)	(1)	1	(1)
Proportional share of refining gross margins contributed by equity affiliates	18	—	45	—	63
Realized refining margins	$71	(31)	192	68	300

Total processed inputs (thousands of barrels)	43,176	51,543	24,682	30,615	150,016
Adjusted total processed inputs (thousands of barrels)*	43,176	51,543	42,979	30,615	168,313

Loss before income taxes per barrel (dollars per barrel)**	$(4.61)	(7.86)	(5.35)	(38.12)	(12.69)
Realized refining margins (dollars per barrel)***	1.65	(0.61)	4.46	2.23	1.78

Three Months Ended September 30, 2019
Income (loss) before income taxes	$296	184	408	(32)	856
Plus:
Taxes other than income taxes	12	23	10	23	68
Depreciation, amortization and impairments	49	66	34	66	215
Selling, general and administrative expenses	10	7	6	8	31
Operating expenses	208	345	125	282	960
Equity in (earnings) losses of affiliates	3	(1)	(69)	—	(67)
Other segment (income) expense, net	(24)	1	(3)	1	(25)
Proportional share of refining gross margins contributed by equity affiliates	19	—	269	—	288
Realized refining margins	$573	625	780	348	2,326

Total processed inputs (thousands of barrels)	49,895	74,936	26,740	34,498	186,069
Adjusted total processed inputs (thousands of barrels)*	49,895	74,936	48,853	34,498	208,182

Income (loss) before income taxes per barrel (dollars per barrel)**	$5.93	2.46	15.26	(0.93)	4.60
Realized refining margins (dollars per barrel)***	11.48	8.34	15.99	10.11	11.18
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

	Millions of Dollars, Except as Indicated
Realized Refining Margins	Atlantic Basin/ Europe	Gulf Coast	Central Corridor	West Coast	Worldwide

Nine Months Ended September 30, 2020
Loss before income taxes	$(1,063)	(1,613)	(463)	(1,903)	(5,042)
Plus:
Taxes other than income taxes	48	92	42	69	251
Depreciation, amortization and impairments	591	891	535	1,401	3,418
Selling, general and administrative expenses	31	28	20	28	107
Operating expenses	564	1,027	367	734	2,692
Equity in (earnings) losses of affiliates	7	(1)	248	—	254
Other segment (income) expense, net	1	—	(1)	3	3
Proportional share of refining gross margins contributed by equity affiliates	50	—	250	—	300
Realized refining margins	$229	424	998	332	1,983

Total processed inputs (thousands of barrels)	123,632	176,641	68,805	84,229	453,307
Adjusted total processed inputs (thousands of barrels)*	123,632	176,641	123,337	84,229	507,839

Loss before income taxes per barrel (dollars per barrel)**	$(8.60)	(9.13)	(6.73)	(22.59)	(11.12)
Realized refining margins (dollars per barrel)***	1.86	2.40	8.09	3.94	3.91
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

	Millions of Dollars, Except as Indicated
Realized Refining Margins	Atlantic Basin/ Europe	Gulf Coast	Central Corridor	West Coast	Worldwide

Nine Months Ended September 30, 2019
Income (loss) before income taxes	$547	288	1,005	(199)	1,641
Plus:
Taxes other than income taxes	38	62	33	68	201
Depreciation, amortization and impairments	148	201	101	191	641
Selling, general and administrative expenses	27	13	14	21	75
Operating expenses	642	1,051	404	780	2,877
Equity in (earnings) losses of affiliates	9	1	(286)	—	(276)
Other segment (income) expense, net	(14)	(3)	(1)	4	(14)
Proportional share of refining gross margins contributed by equity affiliates	55	—	834	—	889
Special items:
Pending claims and settlements	—	—	(21)	—	(21)
Realized refining margins	$1,452	1,613	2,083	865	6,013

Total processed inputs (thousands of barrels)	142,749	217,556	76,877	97,898	535,080
Adjusted total processed inputs (thousands of barrels)*	142,749	217,556	139,681	97,898	597,884

Income (loss) before income taxes per barrel (dollars per barrel)**	$3.83	1.32	13.07	(2.03)	3.07
Realized refining margins (dollars per barrel)***	10.17	7.42	14.91	8.84	10.06
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

	Millions of Dollars, Except as Indicated
	Three Months Ended September 30, 2020		Three Months Ended September 30, 2019
	U.S.	International	U.S.	International
Realized Marketing Fuel Margins
Income before income taxes	$271	121	312	139
Plus:
Taxes other than income taxes	—	1	3	2
Depreciation and amortization	3	18	2	16
Selling, general and administrative expenses	174	62	184	61
Equity in earnings of affiliates	(10)	(31)	(3)	(27)
Other operating revenues*	(90)	(7)	(101)	(10)
Other segment (income) expense, net	—	(1)	—	1
Marketing margins	348	163	397	182
Less: margin for nonfuel related sales	—	11	—	11
Realized marketing fuel margins	$348	152	397	171

Total fuel sales volumes (thousands of barrels)	155,948	24,164	188,172	26,796

Income before income taxes per barrel (dollars per barrel)	$1.74	5.01	1.66	5.19
Realized marketing fuel margins (dollars per barrel)**	2.23	6.28	2.11	6.37
* Includes other nonfuel revenues.
  ** Realized marketing fuel margins per barrel, as presented, are calculated using the underlying realized marketing fuel margin amounts, in dollars, divided by sales volumes, in barrels. As such, recalculated per barrel amounts using the rounded margins and barrels presented may differ from the presented per barrel amounts.

	Millions of Dollars, Except as Indicated
	Nine Months Ended September 30, 2020		Nine Months Ended September 30, 2019
	U.S.	International	U.S.	International
Realized Marketing Fuel Margins
Income before income taxes	$749	360	613	326
Plus:
Taxes other than income taxes	4	4	8	5
Depreciation and amortization	9	51	7	48
Selling, general and administrative expenses	452	182	522	184
Equity in earnings of affiliates	(21)	(81)	(7)	(74)
Other operating revenues*	(245)	(9)	(286)	(25)
Marketing margins	948	507	857	464
Less: margin for nonfuel related sales	—	34	—	33
Realized marketing fuel margins	$948	473	857	431

Total fuel sales volumes (thousands of barrels)	467,643	69,726	538,718	79,429

Income before income taxes per barrel (dollars per barrel)	$1.60	5.16	1.14	4.10
Realized marketing fuel margins (dollars per barrel)**	2.03	6.78	1.59	5.42
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
We based the forward-looking statements on our current expectations, estimates and projections about us, our operations, our joint ventures and entities in which we have equity interests, as well as the industries in which we and they operate in general. We caution you these statements are not guarantees of future performance as they involve assumptions that, while made in good faith, may prove to be incorrect, and involve risks and uncertainties we cannot predict. In addition, we based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, our actual outcomes and results may differ materially from what we have expressed or forecast in the forward-looking statements. Any differences could result from a variety of factors, including the following:
•The continuing effects of the COVID-19 pandemic and its negative impact on commercial activity and demand for refined petroleum products, as well as the extent and duration of recovery of economies and demand for our products after the pandemic subsides.
•Fluctuations in NGL, crude oil, refined petroleum product and natural gas prices and refining, marketing and petrochemical margins.
•Changes in governmental policies relating to NGL, crude oil, natural gas or refined petroleum products pricing, regulation or taxation, including exports.
•Actions taken by the Organization of the Petroleum Exporting Countries (OPEC) and other countries impacting supply and demand and correspondingly, commodity prices.
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
•Changes to worldwide government policies relating to renewable fuels and greenhouse gas emissions that adversely affect programs like the renewable fuel standards program, low carbon fuel standards and tax credits for biofuels.
•Failure to complete definitive agreements and feasibility studies for, and to complete construction of, announced and future capital projects on time and within budget.
•Potential disruption or interruption of our operations due to accidents, weather events (including as a result of climate change), civil unrest, political events, terrorism or cyberattacks.
•General domestic and international economic and political developments including armed hostilities, expropriation of assets, and other political, economic or diplomatic developments, including those caused by public health issues, outbreaks of diseases and pandemics.
•Failure of new products and services to achieve market acceptance.
•International monetary conditions and exchange controls.

•Substantial investments required, or reduced demand for products, as a result of existing or future environmental rules and regulations, including reduced consumer demand for refined petroleum products.
•Liability resulting from litigation or for remedial actions, including removal and reclamation obligations under environmental regulations.
•Changes in tax, environmental and other laws and regulations (including alternative energy mandates) applicable to our business.
•Changes in estimates or projections used to assess fair value of intangible assets, goodwill and property and equipment and/or strategic decisions with respect to our asset portfolio that cause impairment charges.
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

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk
Our commodity price risk at September 30, 2020, did not differ materially from the risks disclosed under Item 7A of our 2019 Annual Report on Form 10-K.

Interest Rate Risk
In April 2020, we repaid $300 million of floating-rate notes due April 2020 and $200 million outstanding under our term loan facility due April 2020. Also, in April 2020, Phillips 66 Partners repaid $25 million of tax-exempt bonds due April 2020.

In March 2020, we borrowed $1 billion under our new term loan facility. In April and June 2020, we issued a total of $2 billion of senior notes with varying maturity dates. Because the senior notes have fixed rates, their fair value is sensitive to changes in U.S. interest rates. The following table presents the principal cash flows and associated interest rates of the newly issued debt by expected maturity dates, as of September 30, 2020. The carrying amount of our floating-rate debt approximates its fair value. The fair value of the fixed-rate debt is estimated based on observable market prices.

	Millions of Dollars, Except as Indicated
Expected Maturity Date	Fixed Rate Maturity	Average Interest Rate	Floating Rate Maturity	Average Interest Rate

Remainder of 2020	$—	—%	$—	—%
2021	—	—	1,000	1.65
2022	—	—	—	—
2023	500	3.70	—	—
2024	—	—	—	—
Remaining years	1,500	2.89	—	—
Total	$2,000		$1,000
Fair value	$2,083		$1,000

Item 4.   CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported within the time periods specified in U.S. Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. As of September 30, 2020, with the participation of management, our Chairman and Chief Executive Officer and our Executive Vice President, Finance and Chief Financial Officer carried out an evaluation, pursuant to Rule 13a-15(b) of the Act, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our Chairman and Chief Executive Officer and our Executive Vice President, Finance and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of September 30, 2020.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, in the quarterly period ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

New Matters
There are no new matters to report.

Matters Previously Reported
On January 6, 2020, the California State Water Resources Control (Water Board) issued a penalty demand of $558,300 to resolve the Rodeo refining facility’s National Pollutant Discharge Elimination System permit requirement exceedance for total suspended solids that occurred following heavy rains on February 14, 2019. We reached agreement with the Water Board to resolve this matter with a penalty payment of $142,500 and a monetary contribution of $142,500 for the San Francisco Estuary Institute’s San Francisco Bay Regional Monitoring Program. Final Water Board acceptance of the agreement was subject to a 30-day public comment period. The settlement has become final and the matter is resolved.

Item 1A.   RISK FACTORS

Except as provided below, there were no material changes from the risk factors disclosed in Item 1A of our 2019 Annual Report on Form 10-K.

Impacts of Coronavirus Disease 2019 (COVID-19) have resulted in a significant decrease in demand for many of our products, which has had, and is expected to continue to have, a materially adverse effect on our results of operations and cash flows, and impacts of COVID-19 may have materially adverse effects on our equity affiliates as well as our customers, suppliers and other counterparties.

The COVID-19 pandemic continues to negatively impact worldwide economic and commercial activity. Travel restrictions, business and school closures, and stay at home orders have significantly reduced global economic activity and have resulted in substantial decreases in the demand for many refined petroleum products we manufacture and sell, particularly gasoline and jet fuel. Additionally, although OPEC and other countries agreed to production cuts after disputes over production levels resulted in an oversupply of crude oil earlier in the year, the commitments have not offset the dramatic decrease in global demand. The oversupply and resulting depressed oil prices continue to negatively impact refinery utilization rates and operating margins in our Refining business. Any prolonged period of economic stagnation, as well as depressed oil prices, may also adversely impact the financial results of our Midstream, Chemicals, and Marketing and Specialties businesses. These events also could result in an increased risk that our equity affiliates, as well as our customers and other counterparties, may be unable to fulfill their obligations in a timely manner, or at all, which could negatively affect our financial condition and cash flows. The extent to which our business and operations will continue to be negatively impacted depends on the duration and scope of the pandemic, including any resurgences, and how quickly and to what extent economic conditions improve and normal business and operating conditions, including demand for refined petroleum products, resume. Depending on future movements of market prices for products held in inventories, we or certain of our equity affiliates could be required to make future inventory valuation adjustments, which could affect our financial results.

Any of the foregoing events or conditions, or other consequences of the COVID-19 pandemic, could significantly adversely affect our business and financial condition and the business and financial condition of our equity affiliates, as well as our customers and other counterparties. Moreover, many risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2019, should be interpreted as heightened risks as a result of the impact of the COVID-19 pandemic.

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

				Millions of Dollars
Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs**	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2020	—	$—	—	$2,514
August 1-31, 2020	—	—	—	2,514
September 1-30, 2020	—	—	—	2,514
Total	—	$—	—
* Includes repurchase of shares of common stock from company employees in connection with the company’s broad-based employee incentive plans, when applicable.
** As of September 30, 2020, our Board of Directors has authorized an aggregate of $15 billion of repurchases of our outstanding common stock. The authorizations do not have expiration dates. The share repurchases are expected to be funded primarily through available cash. We are not obligated to repurchase any shares of common stock pursuant to these authorizations and may commence, suspend or terminate repurchases at any time. Shares of stock repurchased are held as treasury shares. Effective March 18, 2020, share repurchases under our share repurchase programs were temporarily suspended.

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

Date: October 30, 2020