Form 10-K
period 2020-12-31
Phillips 66
filed 2021-02-24
CIK 1534701

2020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	December 31, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to
Commission file number: 001-35349

Phillips 66
(Exact name of registrant as specified in its charter)

Delaware	45-3779385
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.	☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.	☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	☐	Yes	☒	No
The aggregate market value of common stock held by non-affiliates of the registrant on June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price on that date of $71.90, was $31.3 billion. The registrant, solely for the purpose of this required presentation, had deemed its Board of Directors and executive officers to be affiliates, and deducted their stockholdings in determining the aggregate market value.
The registrant had 436,926,058 shares of common stock outstanding at January 29, 2021.
Documents incorporated by reference:
Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 12, 2021 (Part III).

Unless otherwise indicated, “the company,” “we,” “our,” “us” and “Phillips 66” are used in this report to refer to the businesses of Phillips 66 and its consolidated subsidiaries.

This Annual Report on Form 10-K contains forward-looking statements including, without limitation, statements relating to our plans, strategies, objectives, expectations and intentions that are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “estimate,” “believe,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target” and similar expressions often identify forward-looking statements, but the absence of these words does not mean a statement is not forward-looking. The company does not undertake to update, revise or correct any forward-looking information unless required to do so under the federal securities laws. Readers are cautioned that such forward-looking statements should be read in conjunction with the company’s disclosures under the headings “Risk Factors” and “CAUTIONARY STATEMENT FOR THE PURPOSES OF THE ‘SAFE HARBOR’ PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.”

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

2)Chemicals—Consists of our 50% equity investment in Chevron Phillips Chemical Company LLC (CPChem), which manufactures and markets petrochemicals and plastics on a worldwide basis.

3)Refining—Refines crude oil and other feedstocks into petroleum products, such as gasoline, distillates and aviation fuels, at 13 refineries in the United States and Europe.

4)Marketing and Specialties (M&S)—Purchases for resale and markets refined petroleum products, mainly in the United States and Europe. In addition, this segment includes the manufacturing and marketing of specialty products, such as base oils and lubricants.

Corporate and Other includes general corporate overhead, interest expense, our investment in new technologies and various other corporate activities. Corporate assets include all cash, cash equivalents and income tax-related assets.

SEGMENT AND GEOGRAPHIC INFORMATION

MIDSTREAM

The Midstream segment consists of three business lines:

•Transportation—Transports crude oil and other feedstocks to our refineries and other locations, delivers refined petroleum products to market, and provides terminaling and storage services for crude oil and refined petroleum products.

•NGL and Other—Transports, stores, fractionates, exports and markets NGL and provides other fee-based processing services.

•DCP Midstream—Gathers, processes, transports and markets natural gas and transports, fractionates and markets NGL.

Phillips 66 Partners
Phillips 66 Partners, headquartered in Houston, Texas, is a publicly traded MLP formed in 2013 to own, operate, develop and acquire primarily fee-based midstream assets. At December 31, 2020, we owned 170 million Phillips 66 Partners common units, representing a 74% limited partner interest in Phillips 66 Partners, while the public owned a 26% limited partner interest and 13.8 million perpetual convertible preferred units. We also own a noneconomic general partner interest.

Phillips 66 Partners’ operations consist of crude oil, refined petroleum product and NGL transportation, terminaling, fractionation, processing and storage assets that are geographically dispersed throughout the United States. The majority of Phillips 66 Partners’ assets are associated with, and integral to, Phillips 66 operated refineries.

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

Pipelines and Terminals
At December 31, 2020, our Transportation business was comprised of over 22,000 miles of crude oil, refined petroleum product, NGL and natural gas pipeline systems in the United States, including those partially owned or operated by our affiliates. We owned or operated 39 refined petroleum product terminals, 20 crude oil terminals, 5 NGL terminals, a petroleum coke exporting facility and various other storage and loading facilities.

The Beaumont Terminal in Nederland, Texas, is the largest terminal in the Phillips 66 portfolio. In the fourth quarter of 2020, we completed construction of a new 200,000 barrels per day (BPD) dock at the Beaumont Terminal, bringing the terminal’s total dock capacity to 800,000 BPD. At December 31, 2020, the terminal had total crude oil and refined petroleum product storage capacity of 16.8 million barrels.

The Gray Oak Pipeline transports up to 900,000 BPD of crude oil from the Permian and Eagle Ford to Texas Gulf Coast destinations that include Corpus Christi, Texas, and the Sweeny area, including our Sweeny Refinery. The pipeline made its first commercial delivery in November 2019 and commenced full operations in the second quarter of 2020. Phillips 66 Partners has a 42.25% effective ownership interest in the pipeline.

Phillips 66 Partners owns a 25% interest in the South Texas Gateway Terminal, which connects to the Gray Oak Pipeline in Corpus Christi, Texas. The first dock of the marine export terminal began crude oil export operations in July 2020. The second dock commenced crude oil export operations in the fourth quarter of 2020. Upon completion in the first quarter of 2021, the marine export terminal will have storage capacity of 8.6 million barrels and up to 800,000 BPD of dock throughput capacity.

Phillips 66 Partners continued construction of a 16 inch ethane pipeline (C2G Pipeline) that will connect its Clemens Caverns storage facility to petrochemical facilities in Gregory, Texas. The project is backed by long-term commitments and is expected to be completed in mid-2021.

The Liberty Pipeline joint venture was formed to transport crude oil from the Rockies and Bakken production areas to Cushing, Oklahoma. Phillips 66 Partners holds a 50% interest in the joint venture. In March 2020, Phillips 66 Partners deferred the Liberty Pipeline system project due to the challenging business environment.

In the third quarter of 2020, the project to develop and construct the Red Oak Pipeline system was canceled. We hold a 50% interest in the joint venture that was pursuing this project.

The Dakota Access Pipeline is currently subject to litigation that could affect operations. See the “Dakota Access, LLC (Dakota Access) and Energy Transfer Crude Oil Company, LLC (ETCO)” section of Note 6—Investments, Loans and Long-Term Receivables, in the Notes to Consolidated Financial Statements, for additional information on this litigation.

The following table depicts our ownership interest in major pipeline systems at December 31, 2020:

Name	State of Origination/Terminus	Interest	Length (Miles)	Gross Capacity (MBD)
Crude Oil
Bakken Pipeline †	North Dakota/Texas	25%	1,918	570
Bayou Bridge †	Texas/Louisiana	40	213	480
Clifton Ridge †	Louisiana	100	10	260
CushPo †	Oklahoma	100	62	130
Eagle Ford Gathering †	Texas	100	28	54
Glacier †	Montana	79	825	124
Gray Oak Pipeline* †	Texas	42	845	900
Line 100	California	100	79	61
Line 200	California	100	228	100
Line 300	California	100	61	34
Line 400	California	100	153	46
Line O †	Oklahoma/Texas	100	276	38
New Mexico Crude †	New Mexico/Texas	100	227	106
North Texas Crude †	Texas	100	224	34
Oklahoma Crude †	Texas/Oklahoma	100	217	100
Sacagawea †	North Dakota	50	95	183
STACK PL †	Oklahoma	50	149	250
Sweeny Crude	Texas	100	56	617
West Texas Crude †	Texas	100	1,079	140
Refined Petroleum Products
ATA Line †	Texas/New Mexico	50	293	34
Borger to Amarillo †	Texas	100	93	74
Borger-Denver	Texas	100	38	39
Borger-Denver	Texas/Colorado	65	207	39
Borger-Denver	Colorado	70	152	39
Cherokee East †	Oklahoma/Missouri	100	287	59
Cherokee North †	Oklahoma/Kansas	100	29	55
Cherokee South †	Oklahoma	100	98	47
Cross Channel Connector †	Texas	100	5	184
Explorer †	Texas/Indiana	22	1,830	660
Gold Line †	Texas/Illinois	100	686	120
Heartland**	Kansas/Iowa	50	49	30
LAX Jet Line	California	50	19	25
Los Angeles Products	California	100	22	132
Paola Products †	Kansas	100	106	120
Pioneer	Wyoming/Utah	50	562	63
Richmond	California	100	14	31
SAAL †	Texas	33	102	32
SAAL †	Texas	54	19	30
Seminoe †	Montana/Wyoming	100	342	44
Standish †	Oklahoma/Kansas	100	92	77
Sweeny to Pasadena †	Texas	100	120	335
Torrance Products	California	100	8	279
Watson Products	California	100	9	238
Yellowstone	Montana/Washington	46	710	68

Name	State of Origination/Terminus	Interest	Length (Miles)	Gross Capacity (MBD)
NGL
Blue Line	Texas/Illinois	100%	688	26
Brown Line †	Oklahoma/Kansas	100	76	26
Chisholm	Oklahoma/Kansas	50	202	42
Conway to Wichita	Kansas	100	55	26
Medford †	Oklahoma	100	42	25
Powder River	Wyoming/Texas	100	716	16
River Parish NGL †	Louisiana	100	499	104
Sand Hills †	New Mexico/Texas	33	1,400	500
Skelly-Belvieu	Texas	50	571	47
Southern Hills †	Kansas/Texas	33	981	192
Sweeny LPG	Texas	100	260	942
Sweeny NGL	Texas	100	18	204
TX Panhandle Y1/Y2	Texas	100	289	78
Natural Gas
Rockies Express***
East to West	Ohio/Illinois	25	661	2.6 Bcf/d
West to East	Colorado/Ohio	25	1,712	1.8 Bcf/d
Sacagawea Gas †	North Dakota	50	24	0.18 Bcf/d
† Owned by Phillips 66 Partners; Phillips 66 held 74% of the limited partner interest in Phillips 66 Partners at December 31, 2020.
* Interest reflects Phillips 66 Partners’ proportionate share of the Gray Oak Pipeline, net of a noncontrolling interest.
** Total pipeline system is 419 miles. Phillips 66 has an ownership interest in multiple segments totaling 49 miles.
*** Total pipeline system consists of three zones for a total of 1,712 miles. The third zone of the pipeline is bidirectional and can transport 2.6 Bcf/d of natural gas from east to west.

The following table depicts our ownership interest in terminal and storage facilities at December 31, 2020:

Facility Name	Location	Commodity Handled	Interest	Gross Storage Capacity (MBbl)	Gross Rack Capacity (MBD)
Albuquerque †	New Mexico	Refined Petroleum Products	100%	274	20
Amarillo †	Texas	Refined Petroleum Products	100	296	23
Beaumont	Texas	Crude Oil, Refined Petroleum Products	100	16,800	8
Billings	Montana	Refined Petroleum Products	100	88	12
Billings Crude †	Montana	Crude Oil	100	236	N/A
Borger	Texas	Crude Oil	50	772	N/A
Bozeman	Montana	Refined Petroleum Products	100	90	5
Buffalo Crude †	Montana	Crude Oil	100	303	N/A
Casper †	Wyoming	Refined Petroleum Products	100	365	7
Clemens †	Texas	NGL	100	16,500	N/A
Clifton Ridge †	Louisiana	Crude Oil	100	3,800	N/A
Coalinga	California	Crude Oil	100	817	N/A
Colton	California	Refined Petroleum Products	100	207	20
Cushing †	Oklahoma	Crude Oil	100	675	N/A
Cut Bank †	Montana	Crude Oil	100	315	N/A
Denver	Colorado	Refined Petroleum Products	100	441	43
Des Moines	Iowa	Refined Petroleum Products	50	217	12
East St. Louis †	Illinois	Refined Petroleum Products	100	1,529	55
Freeport	Texas	Crude Oil, Refined Petroleum Products, NGL	100	3,485	N/A
Glenpool †	Oklahoma	Refined Petroleum Products	100	571	18
Great Falls	Montana	Refined Petroleum Products	100	198	6
Hartford †	Illinois	Refined Petroleum Products	100	1,468	21
Helena	Montana	Refined Petroleum Products	100	195	5
Jefferson City †	Missouri	Refined Petroleum Products	100	103	15
Jones Creek	Texas	Crude Oil	100	2,580	N/A
Junction	California	Crude Oil, Refined Petroleum Products	100	524	N/A
Kansas City †	Kansas	Refined Petroleum Products	100	1,410	50
Keene †	North Dakota	Crude Oil	50	503	N/A
La Junta	Colorado	Refined Petroleum Products	100	109	5
Lake Charles Pipeline Storage	Louisiana	Refined Petroleum Products	50	3,143	N/A
Lincoln	Nebraska	Refined Petroleum Products	100	217	12
Linden †	New Jersey	Refined Petroleum Products	100	360	95
Los Angeles	California	Refined Petroleum Products	100	156	80
Lubbock †	Texas	Refined Petroleum Products	100	182	18
Medford Spheres †	Oklahoma	NGL	100	70	N/A
Missoula	Montana	Refined Petroleum Products	50	365	14
Moses Lake	Washington	Refined Petroleum Products	50	216	10
Mount Vernon †	Missouri	Refined Petroleum Products	100	365	40
North Salt Lake	Utah	Refined Petroleum Products	50	755	34
North Spokane	Washington	Refined Petroleum Products	100	492	N/A
Odessa †	Texas	Crude Oil	100	521	N/A
Oklahoma City †	Oklahoma	Crude Oil, Refined Petroleum Products	100	355	42

Facility Name	Location	Commodity Handled	Interest	Gross Storage Capacity (MBbl)	Gross Rack Capacity (MBD)
Palermo †	North Dakota	Crude Oil	70%	235	N/A
Paola †	Kansas	Refined Petroleum Products	100	978	N/A
Pasadena †	Texas	Refined Petroleum Products, NGL	100	3,558	65
Pecan Grove †	Louisiana	Lubricant Base Stocks, Refined Petroleum Products	100	177	N/A
Ponca City †	Oklahoma	Refined Petroleum Products	100	71	22
Ponca City Crude †	Oklahoma	Crude Oil	100	1,229	N/A
Portland	Oregon	Refined Petroleum Products	100	650	38
Renton	Washington	Refined Petroleum Products	100	243	19
Richmond	California	Refined Petroleum Products	100	343	28
River Parish †	Louisiana	NGL	100	1,500	N/A
Rock Springs	Wyoming	Refined Petroleum Products	100	132	8
Sacramento	California	Refined Petroleum Products	100	146	12
San Bernard	Texas	Refined Petroleum Products	100	222	N/A
Santa Margarita	California	Crude Oil	100	398	N/A
Sheridan †	Wyoming	Refined Petroleum Products	100	94	6
South Texas Gateway †	Texas	Crude Oil	25	7,700	N/A
Spokane	Washington	Refined Petroleum Products	100	351	20
Tacoma	Washington	Refined Petroleum Products	100	316	19
Torrance	California	Crude Oil, Refined Petroleum Products	100	2,128	N/A
Tremley Point †	New Jersey	Refined Petroleum Products	100	1,701	25
Westlake	Louisiana	Refined Petroleum Products	100	128	10
Wichita Falls †	Texas	Crude Oil	100	225	N/A
Wichita North †	Kansas	Refined Petroleum Products	100	769	20
Wichita South †	Kansas	Refined Petroleum Products	100	272	N/A
† Owned by Phillips 66 Partners; Phillips 66 held 74% of the limited partner interest in Phillips 66 Partners at December 31, 2020.

The following table depicts our ownership interest in marine, rail and petroleum coke loading and offloading facilities at December 31, 2020:

Facility Name	Location	Commodity Handled	Interest	Gross Loading Capacity*
Marine
Beaumont	Texas	Crude Oil, Refined Petroleum Products	100%	75
Clifton Ridge †	Louisiana	Crude Oil, Refined Petroleum Products	100	50
Freeport	Texas	Crude Oil, Refined Petroleum Products, NGL	100	46
Hartford †	Illinois	Refined Petroleum Products	100	3
Pecan Grove †	Louisiana	Lubricant Base Stocks, Refined Petroleum Products	100	6
Portland	Oregon	Crude Oil	100	10
Richmond	California	Crude Oil	100	3
San Bernard	Texas	Refined Petroleum Products	100	2
South Texas Gateway †	Texas	Crude Oil	25	33
Tacoma	Washington	Crude Oil	100	12
Tremley Point †	New Jersey	Refined Petroleum Products	100	7
Rail
Bayway †	New Jersey	Crude Oil	100	75
Beaumont	Texas	Crude Oil	100	20
Ferndale †	Washington	Crude Oil	100	30
Missoula	Montana	Refined Petroleum Products	50	41
Palermo †	North Dakota	Crude Oil	70	100
Thompson Falls	Montana	Refined Petroleum Products	50	41
Petroleum Coke
Lake Charles	Louisiana	Petroleum Coke	50	N/A
† Owned by Phillips 66 Partners; Phillips 66 held 74% of the limited partner interest in Phillips 66 Partners at December 31, 2020.
* Marine facilities in thousands of barrels per hour; Rail in thousands of barrels daily (MBD).

Marine Vessels
At December 31, 2020, we had 12 international-flagged crude oil, refined petroleum product and NGL tankers under time charter contracts, with capacities ranging in size from 300,000 to 2,200,000 barrels.  Additionally, we had a variety of inland and offshore tug/barge units.  These vessels are used primarily to transport crude oil and other feedstocks, as well as refined petroleum products for our refineries.  In addition, the NGL tankers are used to export propane and butane from our fractionation, transportation and storage infrastructure.

Truck and Rail
Our truck and rail fleets support our feedstock and distribution operations. Rail movements are provided via a fleet of approximately 9,700 owned and leased railcars. Truck movements are provided through our wholly owned subsidiary, Sentinel Transportation LLC, and through numerous third-party trucking companies.

NGL and Other

Our NGL and Other business includes the following:

•The Sweeny Hub, a U.S. Gulf Coast NGL market hub with 400,000 BPD of total fractionation capacity, a liquefied petroleum gas (LPG) export terminal and NGL storage caverns.

•A 22.5% interest in Gulf Coast Fractionators, which owns an NGL fractionation plant in Mont Belvieu, Texas. Our net share of its capacity is 32,625 BPD. In December 2020, we began the process to idle this facility and transfer operatorship to a co-venturer.

•A 12.5% undivided interest in a fractionation plant in Mont Belvieu, Texas. Our net share of its capacity is 30,250 BPD.

•A 40% undivided interest in a fractionation plant in Conway, Kansas. Our net share of its capacity is 43,200 BPD.

•Phillips 66 Partners owns the River Parish NGL logistics system in southeast Louisiana, comprising approximately 500 miles of pipeline and a storage cavern connecting multiple fractionation facilities, refineries and a petrochemical facility.

•Phillips 66 Partners owns a direct one-third interest in both the DCP Sand Hills Pipeline, LLC (Sand Hills) and DCP Southern Hills Pipeline, LLC (Southern Hills), which own NGL pipeline systems that connect the Eagle Ford, Permian Basin and Midcontinent production areas to the Mont Belvieu, Texas, market hub.

•Phillips 66 Partners owns a vacuum distillation unit with a capacity of 125,000 BPD and a delayed coker unit with a capacity of 70,000 BPD located at our Sweeny Refinery in Old Ocean, Texas.

•Phillips 66 Partners owns a 25,000 BPD isomerization unit at our Lake Charles Refinery. The isomerization unit increases Phillips 66’s production of higher-octane gasoline blend components.

The Sweeny Hub fractionators are located adjacent to our Sweeny Refinery in Old Ocean, Texas, and supply purity ethane to the petrochemical industry and purity NGL to domestic and global markets. Raw NGL supply to the fractionators is delivered from nearby major pipelines, including the Sand Hills Pipeline. The fractionators are supported by significant infrastructure including connectivity to two NGL supply pipelines, a pipeline connecting to the Mont Belvieu market hub and the Clemens Caverns storage facility with access to our LPG export terminal in Freeport, Texas.

During 2020, Phillips 66 completed two new 150,000 BPD fractionators at the Sweeny Hub, bringing the site’s total fractionation capacity to 400,000 BPD. Frac 2 and Frac 3 commenced commercial operations in September 2020 and October 2020, respectively. The fractionators are supported by long-term customer commitments. The construction and development of Frac 4, a new 150,000 BPD fractionator at the Sweeny Hub, is expected to resume in the second half of 2021, after a temporary deferral announced in March 2020.

During the second quarter of 2020, Phillips 66 Partners completed the expansion of storage capacity at Clemens Caverns from 9 million barrels to 16.5 million barrels.

The Freeport LPG Export Terminal leverages our fractionation, transportation and storage infrastructure to supply petrochemical, heating and transportation markets globally. The terminal can simultaneously load two ships with refrigerated propane and butane at a combined rate of approximately 36,000 barrels per hour. In addition, the terminal has the capability to export natural gasoline (C5+) produced by the Sweeny Hub fractionators.

DCP Midstream

Our Midstream segment includes our 50% equity investment in DCP Midstream, which is headquartered in Denver, Colorado. At December 31, 2020, DCP Midstream, through its subsidiary DCP Midstream, LP (DCP Partners), owned or operated 39 active natural gas processing facilities, with a net processing capacity of approximately 6.0 billion cubic feet per day (Bcf/d), and approximately 57,000 miles of natural gas and NGL pipelines. DCP Midstream’s owned or operated natural gas pipeline systems included gathering services for these facilities and natural gas transmission. DCP Midstream also owned or operated 9 NGL fractionation plants, along with natural gas and NGL storage facilities and NGL pipelines.

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

During 2020, DCP Midstream completed the following growth projects:

•The Cheyenne Connector was placed into service in the second quarter of 2020, adding 600 million cubic feet per day (MMcf/d) of residue gas takeaway and easing logistics constraints in the DJ Basin.

•The Front Range pipeline was expanded to a capacity of 260,000 BPD and the Texas Express pipeline was expanded to a capacity of 370,000 BPD in the second quarter of 2020.

•The Latham 2 offload was placed into service in the fourth quarter of 2020, adding up to 225 MMcf/d of incremental DJ Basin processing capacity.

CHEMICALS

The Chemicals segment consists of our 50% equity investment in CPChem, which is headquartered in The Woodlands, Texas. At December 31, 2020, CPChem owned or had joint venture interests in 28 manufacturing facilities located in Belgium, Colombia, Qatar, Saudi Arabia, Singapore and the United States. Additionally, CPChem has two research and development centers in the United States.

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

The following table reflects CPChem’s petrochemicals and plastics product capacities at December 31, 2020:

	Millions of Pounds per Year*
	U.S.	Worldwide
O&P
Ethylene	11,910	14,385
Propylene	2,675	3,180
High-density polyethylene	5,305	7,470
Low-density polyethylene	620	620
Linear low-density polyethylene	1,590	1,590
Polypropylene	—	310
Normal alpha olefins	2,335	2,850
Polyalphaolefins	125	255
Polyethylene pipe	500	500
Total O&P	25,060	31,160

SA&S
Benzene	1,600	2,530
Cyclohexane	1,060	1,455
Styrene	1,050	1,875
Polystyrene	835	915
Specialty chemicals	440	575
Total SA&S	4,985	7,350
Total O&P and SA&S	30,045	38,510
* Capacities include CPChem’s share in equity affiliates and excludes CPChem’s NGL fractionation capacity.

CPChem and a co-venturer are jointly pursuing the development of petrochemical facilities on the U.S. Gulf Coast and in Ras Laffan, Qatar. CPChem is monitoring economic developments and has deferred final investment decision for the U.S. Gulf Coast project until 2022.

In October 2020, CPChem announced its first U.S. commercial-scale production of circular polyethylene from recycled mixed-waste plastics at its Cedar Bayou facility and received International Sustainability and Carbon Certification PLUS (ISCC PLUS) certification for this location in November 2020. CPChem is using advanced recycling technology to convert plastic waste to liquids that can become new petrochemicals. CPChem’s circular polyethylene matches the performance and safety specifications of traditional polymers.

REFINING

Our Refining segment refines crude oil and other feedstocks into petroleum products, such as gasoline, distillates and aviation fuels, at 13 refineries in the United States and Europe.

The table below depicts information for each of our owned and joint venture refineries at December 31, 2020:

			Thousands of Barrels Daily
Region/Refinery	Location	Interest	Net Crude Throughput Capacity		Net Clean Product Capacity**		Clean Product Yield Capability
			At December 31 2020	Effective January 1 2021	Gasolines	Distillates
Atlantic Basin/Europe
Bayway	Linden, NJ	100%	258	258	155	130	92%
Humber	N. Lincolnshire, United Kingdom	100	221	221	95	115	81
MiRO*	Karlsruhe, Germany	19	58	58	25	25	87
			537	537

Gulf Coast
Alliance	Belle Chasse, LA	100	255	255	130	120	87
Lake Charles	Westlake, LA	100	249	264	105	115	70
Sweeny	Old Ocean, TX	100	265	265	140	125	86
			769	784

Central Corridor
Wood River	Roxana, IL	50	173	173	88	70	81
Borger	Borger, TX	50	75	75	50	35	91
Ponca City	Ponca City, OK	100	217	217	120	100	93
Billings	Billings, MT	100	65	66	36	30	90
			530	531

West Coast
Ferndale	Ferndale, WA	100	105	105	65	37	81
Los Angeles	Carson/Wilmington, CA	100	139	139	85	65	90
San Francisco	Arroyo Grande/Rodeo, CA	100	120	120	60	65	85
			364	364
			2,200	2,216
* Mineraloelraffinerie Oberrhein GmbH.
** Clean product capacities are maximum rates for each clean product category, independent of each other. They are not additive when calculating the clean product yield capability for each refinery.

Primary crude oil characteristics and sources of crude oil for our owned and joint venture refineries are as follows:

	Characteristics				Sources
	Sweet	Medium Sour	Heavy Sour	High TAN*	United States	Canada	South and Central America	Europe**	Middle East & Africa
Bayway	●	●			●	●			●
Humber	●		●	●	●			●	●
MiRO	●	●	●		●			●	●
Alliance	●	●			●
Lake Charles	●	●	●	●	●	●	●	●	●
Sweeny	●	●	●	●	●	●	●
Wood River	●		●	●	●	●
Borger	●	●	●		●	●
Ponca City	●	●	●		●	●
Billings		●	●	●	●	●
Ferndale	●	●			●	●			●
Los Angeles		●	●	●	●	●	●		●
San Francisco	●	●	●	●	●	●	●	●	●
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

•Wood River Refinery
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

•Borger Refinery
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

In the third quarter of 2020, we announced Rodeo Renewed, a project to reconfigure our San Francisco Refinery to produce renewable fuels. The Rodeo facility will no longer produce fuels from crude oil, but instead will make fuels from used cooking oil, fats, greases, soybean oils and other feedstocks. We expect to complete the diesel hydrotreater conversion in mid-2021, which will produce 8,000 BPD (120 million gallons per year) of renewable diesel. Upon expected completion of the full conversion in early 2024, the facility will have a renewable fuel production capacity of over 50,000 BPD, or 800 million gallons per year.

MARKETING AND SPECIALTIES

Our M&S segment purchases for resale and markets refined petroleum products, such as gasoline, distillates and aviation fuels, mainly in the United States and Europe. In addition, this segment includes the manufacturing and marketing of specialty products, such as base oils and lubricants.

Marketing

Marketing—United States
We market gasoline, diesel and aviation fuel through marketer and joint venture outlets that utilize the Phillips 66, Conoco or 76 brands. At December 31, 2020, we had approximately 7,590 branded outlets in 48 states and Puerto Rico.

Our wholesale operations utilize a network of marketers operating approximately 5,440 outlets. We place a strong emphasis on the wholesale channel of trade because of its relatively lower capital requirements. In addition, we hold brand-licensing agreements covering approximately 1,370 sites. Our refined petroleum products are marketed on both a branded and unbranded basis. A high percentage of our branded marketing sales are in the Midcontinent, Rockies and West Coast regions, where our wholesale marketing network secures efficient offtake from our refineries. We also utilize consignment fuel arrangements with several marketers whereby we own the fuel inventory and pay the marketers a monthly fee.

In the Gulf Coast and East Coast regions, most sales are conducted via the unbranded channel of trade, which does not require a highly integrated marketing network to secure product placement for refinery pull through. We have export capability at our U.S. coastal refineries to meet international demand.

In addition to automotive gasoline and diesel, we produce and market aviation gasoline and jet fuel. Aviation gasoline and jet fuel are sold through dealers and independent marketers at approximately 780 Phillips 66 branded locations.

We also participate in retail joint ventures to secure long-term placement of our refinery production and extend participation in the retail value chain. At December 31, 2020, our joint ventures had approximately 730 outlets. During the second quarter of 2020, our West Coast retail joint venture completed the acquisition of 95 additional sites. In January 2021, one of our joint ventures in the Central region acquired 106 retail sites.

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

At December 31, 2020, we had approximately 1,280 marketing outlets in Europe, of which approximately 990 were company owned and approximately 290 were dealer owned. We had interests in approximately 330 additional sites through our COOP joint venture operations in Switzerland, and we held brand-licensing agreements covering approximately 90 sites in Mexico.

We continued our program to update signature image designs for JET branded sites in Europe.

Specialties

We manufacture lubricants and sell a variety of specialty products, including petroleum coke products, solvents and polypropylene.

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

ENERGY RESEARCH & INNOVATION

Our Energy Research & Innovation organization, located in Bartlesville, Oklahoma, consists of approximately 250 scientists and engineers who conduct research to enhance the safety and reliability of our operations and to develop future air, water and energy solutions, including battery technology, organic (carbon-based) photovoltaic materials and solid oxide fuel cells, for the storage or production of electricity. The Energy Research & Innovation organization enhances our business programs and initiatives with research that enables us to improve our operations and provides a science-based approach to supporting our businesses and evaluating new opportunities.

HUMAN CAPITAL

Phillips 66 employees, our human capital, are guided by our values of safety, honor and commitment. Together, we operate as a high-performing organization by building breadth and depth in capabilities, pursuing excellence and doing the right thing. We empower our people to create and innovate, and to work in ways to deliver industry leading performance. At December 31, 2020, we had approximately 14,300 employees working toward our vision of providing energy and improving lives.

We believe maintaining and enhancing a high-performing organization is critical to our success. Our employees promote our culture and are integral to achieving our strategic goals and maximizing long-term shareholder value. We strive for continuous improvement of our high-performing organization, as we believe that our employees differentiate us in the marketplace. Human capital measures and objectives that we focus on in managing our business include:

•Safety—Safety is the cornerstone of our business. We are committed to protecting the health and safety of everyone who has a role in our operations and the communities in which we operate. We employ rigorous training and audit programs to drive ongoing improvement in personal safety as we strive for zero incidents.

•Culture—Phillips 66 fosters behaviors that promote our culture. “Our Energy in Action” is a set of core behaviors embedded in all of the company’s talent and business processes to drive accountability. Those behaviors include working for the greater good; creating an environment of trust; seeking different perspectives; and achieving excellence.

In addition, we believe a high level of performance can only be achieved through an inclusive culture and diverse workforce. Our inclusion and diversity (I&D) council, chaired by our Chairman and Chief Executive Officer and comprised of executives and business leaders, sets the strategic vision for advancing I&D. We have eight Employee Resource Groups (ERGs) that align with our corporate objective of fostering a diverse workforce. These ERGs are organizations formed around a shared set of experiences and perspectives, and are focused on professional development, networking, recruiting, raising cultural awareness, and community involvement.

We conduct biennial employee engagement surveys to gather employee perspectives on their experience, the results of which are available to employees and our board of directors. Management analyzes findings to identify progress on previous recommendations and areas of continued opportunity.

•Capability—We strive to build depth and breadth in our skills. We drive employee development through technical training and providing opportunities for rotational moves, as well as assisting employees with obtaining and sharpening managerial skills through targeted development programs and promotional moves. Our performance management process identifies coaching and training needs.

We also have a robust succession planning practice and work each year to identify successors for positions within the company. As part of the process, quarterly sessions are held with executives to monitor and guide leadership development for our key corporate positions.

•Performance—We focus on delivering exceptional, sustainable results. We work towards retention of top talent and have advanced the effectiveness of our performance management process by embedding Our Energy in Action into the process to ensure that we drive the desired behaviors.

COMPETITION

In the Midstream segment, our crude oil and products pipelines face competition from other crude oil and products pipeline companies, major integrated oil companies, and independent crude oil gathering and marketing companies.  Competition is based primarily on quality of customer service, competitive pricing and proximity to customers and market hubs. In addition, the Midstream segment, through our equity investment in DCP Midstream and our other operations, competes with numerous integrated petroleum companies, as well as natural gas transmission and distribution companies, to deliver components of natural gas to end users in natural gas markets. Principal methods of competing include economically securing the right to purchase raw natural gas for gathering systems, managing the pressure of those systems, operating efficient NGL processing plants and securing markets for the products produced. In the Chemicals segment, CPChem is ranked among the top 10 producers in many of its major product lines according to published industry sources, based on average 2020 production capacity. Petroleum products, petrochemicals and plastics are typically delivered into the worldwide commodity markets. Our Refining and M&S segments compete primarily in the United States and Europe. We are one of the largest refiners of petroleum products in the United States. Elements of competition for both our Chemicals and Refining segments include product improvement, new product development, low-cost structures, ability to run advantaged feedstocks, and efficient manufacturing and distribution systems. In the marketing portion of the business, competitive factors include product properties, reliability of supply, customer service, price and credit terms, advertising and sales promotion, and development of customer loyalty to branded products.

GENERAL

At December 31, 2020, we held a total of 501 active patents in 22 countries worldwide, including 391 active U.S. patents. The overall profitability of any business segment is not dependent on any single patent, trademark, license or franchise.

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

We are subject to various laws and government regulations concerning environmental matters and employee safety and health in the United States and other countries. In addition, various states have authority under the federal statutes and many state and local governments have adopted environmental and employee safety and health laws and regulations, some of which are similar to federal requirements. State and federal authorities may seek fines and penalties for violating these laws and regulations. The material effects of compliance with these government regulations upon our capital expenditures, earnings and competitive position are primarily associated with environmental regulations. See the environmental information contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity—Contingencies” under the captions “Environmental” and “Climate Change.” It includes information on expensed and capitalized environmental costs for 2020 and those expected for 2021 and 2022.

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

Item 1A. RISK FACTORS

You should carefully consider the following risk factors in addition to the other information included in this Annual Report on Form 10-K. Each of these risk factors could adversely affect our business, operating results and financial condition, as well as the value of an investment in our common stock. These risk factors do not identify all risks that we face; our operations could also be affected by factors, events or uncertainties that are not presently known to us or that we do not currently consider to present significant risks to our operations.

Risks Related to the COVID-19 Pandemic

The Coronavirus Disease 2019 (COVID-19) pandemic has resulted in a significant decrease in demand for many of our products, which has had and is expected to continue to have an adverse, and potentially materially adverse, effect on our results of operations and cash flows.

The economic, business, and oil and gas industry impacts from the COVID-19 pandemic have continued to be far reaching. Within the past year, crude oil prices have fallen dramatically to historic lows, even briefly going negative, due in part to severely reduced demand for crude oil, gasoline, jet fuel, diesel fuel, and other refined products, resulting from government-mandated travel restrictions and the curtailment of economic activity. The reduced demand and resulting oversupply of products continue to negatively impact refinery utilization rates and operating margins in our Refining business. Any prolonged period of economic stagnation, as well as depressed oil prices, may also adversely impact the financial results of our Midstream, Chemicals, and Marketing and Specialties businesses. The company’s equity affiliates, customers and other counterparties, have also been negatively impacted by the COVID-19 pandemic, and they may be unable to fulfill their obligations to us in a timely manner, or at all, which also could negatively affect our financial condition and cash flows.

The extent to which our business and operations, and those of our equity affiliates, customers and counterparties, will continue to be negatively impacted depends on the duration and scope of any existing or new travel restrictions, business and school closures, and stay at home orders. The extent of the negative impact also will depend on how quickly and to what extent economic conditions improve and normal business and operating conditions, including demand for refined petroleum products, resume.

Additionally, depending on future movements of market prices for products held in inventories, we or certain of our equity affiliates could be required to make future inventory valuation adjustments, which could affect our financial results. Any of the foregoing events or conditions, or other consequences of the COVID-19 pandemic, could significantly adversely affect our business and financial condition and the business and financial condition of our equity affiliates, as well as our customers and other counterparties.

Risks Related to Our Manufacturing and Operations

Our financial results are affected by changing commodity prices and margins for refined petroleum, petrochemical and plastics products.

Our financial results are largely affected by the relationship, or margin, between the prices at which we sell refined petroleum, petrochemical and plastics products and the prices for crude oil and other feedstocks used in manufacturing these products. Historically, margins have been volatile, and we expect they will continue to be volatile in the future.

The costs of feedstocks and the prices at which we can ultimately sell our products depend on numerous factors beyond our control, including regional and global supply and demand, which are subject to, among other things, production levels, levels of refined petroleum product inventories, productivity and growth of economies, and governmental regulation. We do not produce crude oil and must purchase all of the crude we process. The prices for crude oil and refined petroleum products can fluctuate based on global, regional and local market conditions, as well as by type and class of products, which can reduce margins and have a significant impact on our refining, wholesale marketing and retail operations, revenues, operating income and cash flows. Also, crude oil supply contracts generally have market-based pricing provisions. We normally purchase our refinery feedstocks weeks before manufacturing and selling the refined petroleum products. We also purchase refined petroleum products produced by others for sale to our customers. Changes in prices that occur between the time we purchase feedstocks or products and when we sell the refined petroleum products could have a significant effect on our financial results.

The price of crude oil also influences prices for petrochemical and plastics products and the feedstocks used to manufacture the products. Our Chemical segment uses feedstocks that are derivatively produced in the refining of crude oil and the processing of natural gas, and those feedstock prices can fluctuate widely for a variety of reasons, including changes in worldwide energy prices and the supply and availability of the feedstocks. Due to the highly competitive nature of most of the products sold by our Chemicals segment, market position cannot necessarily be protected by product differentiation or by passing on cost increases to customers. As a result, price increases in raw materials may not correlate with changes in the prices at which petrochemical and plastics products are sold, thereby negatively affecting margins and the results of operations of our Chemicals segment.

Market conditions, including commodity prices, may impact the earnings, financial condition and cash flows of our Midstream business, including Phillips 66 Partners and DCP Midstream.

Our Midstream business is affected by the price of and demand for crude oil, natural gas and NGL, which have historically been volatile. The prices for oil, natural gas and NGL depend upon factors beyond our control, including global and local demand, production levels, imports and exports, seasonality and weather conditions, economic and political conditions domestically and internationally, and governmental regulations. Decreases in energy prices can decrease drilling activity, production rates and investments by third parties in the development of new oil and natural gas reserves. Sustained periods of low prices can also cause producers to significantly curtail or limit their oil and gas drilling operations, which could substantially delay the production and delivery of volumes of oil, natural gas and NGL.

The volume of crude oil and refined petroleum products transported or stored in our pipelines and terminal facilities depends on the demand for and availability of attractively priced crude oil and products in the areas serviced by our assets. A period of sustained low prices for crude oil or products could lead to a decline in drilling activity, production, and refining of crude oil, which would lead to a decrease in the volumes of crude oil or petroleum products transported in our pipelines and terminal facilities, negatively affecting our earnings and cash flows.

The natural gas gathered, processed, transported, sold and stored by DCP Midstream is delivered into pipelines for further delivery to end-users, including fractionation facilities. Demand for these services may be substantially reduced due to lower rates of natural gas production as a result of declining commodity prices. Commodity prices, including when ethane prices are low relative to natural gas prices, can also negatively impact throughput volumes of NGL transported, fractionated and stored by DCP Midstream. Additionally, DCP Midstream’s revenues and cash flows can increase or decrease as the price of natural gas and NGL fluctuate because of certain contractual arrangements whereby natural gas is purchased for an agreed percentage of proceeds from the sale of the residue gas and/or NGL resulting from its processing activities.

Additionally, the level of production from natural gas wells will naturally decline over time. In order to maintain or increase throughput levels on its gathering and transportation pipeline systems and NGL pipelines and the asset utilization rates at its natural gas processing plants, DCP Midstream must continually obtain new supplies. The level of successful drilling activity and prices of, and demand for, natural gas and crude oil, as well as producers’ desire and ability to obtain necessary permits are some of the factors that may affect new supplies of natural gas and NGL. If DCP Midstream is not able to obtain new supplies of natural gas to replace the natural decline in volumes from existing wells or because of competition, throughput on its pipelines and the utilization rates of its treating and processing facilities would decline. This could have a material adverse effect on its business, results of operations, financial position and cash flows, and its ability to make cash distributions to us.

Our operations are subject to planned and unplanned downtime, business interruptions, and operational hazards, any of which could adversely impact our ability to operate and could adversely impact our financial condition, results of operations and cash flows.

Our operating results are largely dependent on the continued operation of facilities and assets owned and operated by us and our equity affiliates. Interruptions may materially reduce productivity and thus, the profitability, of operations during and after downtime, including for planned turnarounds and scheduled maintenance activities. In the past, we and certain of our equity affiliates also have temporarily shut down facilities due to the threat of severe weather, such as hurricanes. Although we take precautions to ensure and enhance the safety of our operations and minimize the risk of disruptions, our operations are also subject to hazards inherent in chemicals, refining and midstream businesses, such as explosions, fires, refinery or pipeline releases or other incidents, power outages, labor disputes, or other natural or man-made disasters, such as acts of terrorism, including cyber intrusion. The inability to operate facilities or assets due to any of these events could significantly impair our ability to manufacture, process, store or transport products.

Any casualty occurrence involving our assets or operations could result in serious personal injury or loss of human life, significant damage to property and equipment, environmental pollution, impairment of operations and substantial losses to us. For assets located near populated areas, including residential areas, commercial business centers, industrial sites and other public gathering areas, the level of damage resulting from these risks could be greater. Damages resulting from an incident involving any of our assets or operations may result in our being named as a defendant in one or more lawsuits asserting potentially substantial claims or in our being assessed potentially substantial fines by governmental authorities. Should any of these risks materialize at any of our equity affiliates, it could have a material adverse effect on the business and financial condition of the equity affiliate and negatively impact their ability to make future distributions to us.

We are subject to interruptions of supply and offtake, as well as increased costs, as a result of our reliance on third-party transportation of crude oil, NGL and refined petroleum products.

We often utilize the services of third parties to transport crude oil, NGL and refined petroleum products to and from our facilities. In addition to our own operational risks, we could experience interruptions of supply or increases in costs to deliver refined petroleum products to market if the ability of the pipelines or vessels to transport crude oil or refined petroleum products is disrupted because of weather events, accidents, governmental regulations or third-party actions. A prolonged disruption of the ability of a pipeline or vessel to transport crude oil, NGL or refined petroleum products to or from one or more of our refineries or other facilities could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Competition Risks

Refining and marketing competitors that produce their own feedstocks, have more extensive retail outlets, or have greater financial resources may have a competitive advantage.

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

Some of our competitors also have materially greater financial and other resources than we have. Such competitors have a greater ability to bear the economic risks inherent in all aspects of our business. In addition, we compete with other industries that provide alternative means to satisfy the energy and fuel requirements of our industrial, commercial and individual customers.

Market demand for transportation and midstream services and the risk of overbuild could negatively impact the results of operations of our Midstream business.

We and our Midstream equity affiliates compete with other pipelines and terminals that provide similar services in the same markets as our assets. We compete on the basis of many factors, including but not limited to rates, service levels and offerings, geographic location, connectivity and reliability. Our competitors could construct new assets or redeploy existing assets in a manner that would result in more intense competition. Additionally, we could be required to increase our costs or reduce the fees we charge in order to retain our customers.

We and our equity affiliates have made and continue to make significant investments in new infrastructure projects to meet market demand. Similar investments have been made, and additional investments may be made in the future, by us, our competitors or by new entrants to the markets we serve. The success of these investments largely depends on the realization of anticipated market demand, and these projects typically require significant development periods, during which time demand for such infrastructure may change, or additional investments by competitors may be made. Any of these or other competitive forces could materially adversely affect our results of operations, financial position or cash flows, as well as our ability to pay cash distributions.

Strategic Performance and Future Growth Risks

Large capital projects can take many years to complete, and market conditions could deteriorate significantly between the project approval date and the project startup date, negatively impacting expected project returns.

Our basis for approving a large-scale capital project is the expectation that it will deliver an acceptable rate of return on the capital invested. We base these forecasted project economics on our best estimate of future market conditions including the regulatory and operating environment. Most large-scale projects take several years to complete. During this multiyear period, market conditions can change from those we forecast, and these changes could be significant. Accordingly, we may not be able to realize our expected returns from a large investment in a capital project, and this could negatively impact our results of operations, cash flows and our return on capital employed.

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

Actions of federal, state, local and international governments through legislation or regulation, executive order, permit or other review of infrastructure or facility development, and commercial restrictions could delay projects, increase costs, limit development, or otherwise reduce our profitability both in the United States and abroad. Any such actions may affect many aspects of our operations, including:

•Requiring permits or other approvals that may impose unforeseen or unduly burdensome conditions or potentially cause delays in our operations.

•Further limiting or prohibiting construction or other activities in environmentally sensitive or other areas.

•Requiring increased capital costs to construct, maintain or upgrade equipment, facilities or infrastructure.

•Restricting the locations where we may construct facilities or requiring the relocation of facilities.

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

Other political and economic risks include global pandemics; financial market turmoil; economic volatility and global economic slowdown; currency exchange rate fluctuations and inflationary pressures; import or export restrictions and changes in trade regulations; acts of terrorism, war, civil unrest and other political risks; difficulties in developing, staffing and managing operations; and potentially adverse tax developments. If any of these events occur, our businesses and results of operations may be adversely affected.

Regulatory and Environmental, Climate and Weather Risks

Climate change and severe weather may adversely affect our and our joint ventures’ facilities and ongoing operations.

The potential physical effects of climate change and severe weather on our operations are highly uncertain and depend upon the unique geographic and environmental factors present. We have systems in place to manage potential acute physical risks, including those that may be caused by climate change, but if any such events were to occur, they could have an adverse effect on our assets and operations. Examples of potential physical risks include floods, hurricane-force winds, wildfires, freezing temperatures and snowstorms, as well as rising sea levels at our coastal facilities. We have incurred, and will continue to incur, costs to protect our assets from physical risks and to employ processes, to the extent available, to mitigate such risks.

Many of our facilities are located near coastal areas, as are many of CPChem’s facilities. As a result, extreme weather and rising sea levels may disrupt the ability to operate these facilities or transport crude oil, refined petroleum or petrochemical and plastics products. Extended periods of such disruption could have an adverse effect on our results of operations. We could also incur substantial costs to prevent or repair damage to these facilities. Finally, depending on the severity and duration of any extreme weather events or climate conditions, our operations may need to be modified and material costs incurred, which could materially and adversely affect our business, financial condition and results of operations.

There are certain environmental hazards and risks inherent in our operations that could adversely affect those operations and our financial results.

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

Our business is subject to numerous laws and regulations relating to the protection of the environment. These laws and regulations continue to increase in both number and complexity and affect our operations with respect to, among other things:

•The discharge of pollutants into the environment.

•Emissions into the atmosphere, such as nitrogen oxides, sulfur dioxide and mercury emissions, and greenhouse gas (GHG) emissions, as they are, or may become, regulated.

•The quantity of renewable fuels that must be blended into motor fuels.

•The handling, use, storage, transportation, disposal and cleanup of hazardous materials and hazardous and nonhazardous wastes.

•The dismantlement and abandonment of our facilities and restoration of our properties at the end of their useful lives.

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

Currently, multiple legislative and regulatory measures to address GHG and other emissions are in various phases of consideration, promulgation or implementation. These include actions to develop international, federal, regional or statewide programs, which could require reductions in our GHG or other emissions, establish a carbon tax and decrease the demand for our refined products. Requiring reductions in these emissions could result in increased costs to (i) operate and maintain our facilities, (ii) install new emission controls at our facilities and (iii) administer and manage any emissions programs, including acquiring emission credits or allotments.

For example, in 2017, the California state legislature adopted Assembly Bill 398, which provides direction and parameters on utilizing cap and trade after 2020 to meet the 40% reduction target from 1990 levels by 2030 specified in Senate Bill 32. Compliance with the cap and trade program is demonstrated through a market-based credit system. Additionally, the California Air Resources Board is now exploring the potential for additional GHG reductions by 2045 via a yet undefined carbon neutrality standard, and California’s governor has issued an Executive Order calling for a ban on the in-state sales of new cars containing internal combustion engines beginning in 2035. Other states are proposing, or have already promulgated, low carbon fuel standards or similar initiatives to reduce emissions from the transportation sector. If we are unable to pass the costs of compliance on to our customers, sufficient credits are unavailable for purchase, we have to pay a significantly higher price for credits, or if we are otherwise unable to meet our compliance obligation, our financial condition and results of operations could be adversely affected.

Regional and state climate change and air emissions goals and regulatory programs are complex, subject to change and considerable uncertainty due to a number of factors including technological feasibility, legal challenges and potential changes in federal policy. Increasing concerns about climate change and carbon intensity have also resulted in societal concerns and a number of international and national measures to limit GHG emissions. Additional stricter measures and investor pressure can be expected in the future and any of these changes may have a material adverse impact on our business or financial condition.

International climate change-related efforts, such as the 2015 United Nations Conference on Climate Change, which led to the creation of the Paris Agreement, may impact the regulatory framework of states whose policies directly influence our present and future operations. Although the United States had previously withdrawn from the Paris Agreement, it has since taken the steps necessary to rejoin, which was effective in February 2021. The U.S. climate change strategy and the impact to our industry and operations due to GHG regulation is unknown at this time.

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

Any additional levels of regulation and permits required with the adoption of new laws and regulations at the federal or state level could result in our having to rely on higher priced crude oil for our refineries. The resulting increased operating costs, process prohibitions and delays could also reduce natural gas and NGL supplies, negatively affecting midstream and chemicals operations.

Compliance with the EPA’s Renewable Fuel Standard (RFS) could adversely affect our financial results.

The EPA has implemented the RFS pursuant to the Energy Policy Act of 2005 and the Energy Independence and Security Act of 2007. The RFS program sets annual quotas for the quantity of renewable fuels, such as ethanol, that must be blended into motor fuels consumed in the United States. To provide certain flexibility in compliance options available to the industry, a Renewable Identification Number (RIN) is assigned to each gallon of renewable fuel produced in, or imported into, the United States. As a producer of petroleum-based motor fuels, we are obligated to blend renewable fuels into the products we produce at a rate that is at least commensurate to the EPA’s quota and, to the extent we do not, we must purchase RINs in the open market to satisfy our obligation under the RFS program.

We are exposed to the volatility in the market price of RINs. We cannot predict the future prices of RINs. RINs prices are dependent upon a variety of factors, including EPA regulations, the availability of RINs for purchase, and levels of transportation fuels produced, which can vary significantly from quarter to quarter. If sufficient RINs are unavailable for purchase, if we have to pay a significantly higher price for RINs, or if we are otherwise unable to meet the EPA’s RFS mandates, including because the EPA mandates a blending quantity of renewable fuel that exceeds the amount that is commercially feasible to blend into motor fuel (a situation commonly referred to as “the blend wall”), our operations could be materially adversely impacted, up to and including a reduction in produced motor fuel.

Societal, technological, political and scientific developments around emissions and fuel efficiency may decrease demand for transportation fuels.

Developments aimed at reducing GHG emissions may decrease the demand or increase the cost for our transportation fuels. Attitudes toward these products and their relationship to the environment may significantly affect our effectiveness in marketing our products. Government efforts to steer the public toward non-petroleum-based fuel dependent modes of transportation may foster a negative perception toward transportation fuels or increase costs of our products, thus affecting the public’s attitude toward our major product. Advanced technology and increased use of vehicles that do not use petroleum-based transportation fuels or that are powered by hybrid engines would reduce demand for motor fuel. We may also incur increased production costs, which we may not be able to pass along to our customers.

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

These developments could potentially have a material adverse effect on our business, financial condition, results of operations and cash flows.

Cybersecurity and Data Privacy Risks

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

Our information technology and infrastructure, or information technology and infrastructure of our third-party service providers (e.g., cloud-based service providers), may be vulnerable to attacks by malicious actors or breached due to human error, malfeasance or other disruptions. Any such breaches could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in one or more of the following outcomes: (i) a loss of intellectual property, proprietary information, or employee, customer or vendor data; (ii) public disclosure of sensitive information; (iii) increased costs to prevent, respond to, or mitigate cybersecurity events, such as deploying additional personnel and protection technologies, training employees, and engaging third-party experts and consultants; (iv) systems interruption; (v) disruption of our business operations; (vi) remediation costs for repairs of system damage; (vii) reputational damage that adversely affects customer or investor confidence; and (viii) damage to our competitiveness, stock price, and long-term stockholder value. Although we have experienced occasional, actual or attempted breaches of our cybersecurity, we do not believe that any of these breaches has had a material effect on our business, operations or financial condition.

A breach may also result in legal claims or proceedings against us by our shareholders, employees, customers, vendors, and governmental authorities (U.S. and non-U.S.). Our infrastructure protection technologies and disaster recovery plans may not be able to prevent a technology systems breach or systems failure, which could have a material adverse effect on our financial position or results of operations. Furthermore, the continuing and evolving threat of cyberattacks has resulted in increased regulatory focus on prevention. To the extent we face increased regulatory requirements, we may be required to expend significant additional resources to meet such requirements.

Increasing regulatory focus on privacy and cybersecurity issues and expanding laws could expose us to increased liability, subject us to lawsuits, investigations and other liabilities and restrictions on our operations that could significantly and adversely affect our business.

Along with our own data and information collected in the normal course of our business, we and our partners collect and retain certain data that is subject to specific laws and regulations. The transfer and use of this data both domestically and across international borders is becoming increasingly complex. This data is subject to governmental regulation at the federal, state, international, national, provincial and local levels in many areas of our business, including data privacy and security laws such as the European Union (EU) General Data Protection Regulation (GDPR) and the California Consumer Privacy Act (CCPA).

The GDPR applies to activities related to personal data that are conducted from an establishment in the EU. As interpretation and enforcement of the GDPR evolves, it creates a range of new compliance obligations, which could cause us to incur additional costs. Failure to comply could result in significant penalties that may materially adversely affect our business, reputation, results of operations, and cash flows.

The CCPA, which came into effect on January 1, 2020, gives California residents specific rights in relation to their personal information, requires that companies take certain actions, including notifications for security incidents and may apply to activities regarding personal information that is collected by us, directly or indirectly, from California residents. As interpretation and enforcement of the CCPA evolves, it creates a range of new compliance obligations, with the possibility for significant financial penalties for noncompliance that may materially adversely affect our business, reputation, results of operations, and cash flows.

The GDPR and CCPA, as well as other data privacy laws that may become applicable to our business, pose increasingly complex compliance challenges and potentially elevate our costs. Any failure by us to comply with these laws and regulations, including as a result of a security or privacy breach, could result in significant penalties and liabilities for us. Additionally, if we acquire a company that has violated or is not in compliance with applicable data protection laws, we may incur significant liabilities and penalties as a result.

Risks Related to Our Joint Ventures and Our MLP

Our investments in joint ventures decrease our ability to manage risk.

We conduct some of our operations, including parts of our Midstream, Refining and M&S segments, and our entire Chemicals segment, through joint ventures in which we share control with our joint venture partners. Our joint venture partners may have economic, business or legal interests or goals that are inconsistent with ours or those of the joint venture, or our joint venture participants may be unable to meet their economic or other obligations, and we may be required to fulfill those obligations alone. Failure by us, or an entity in which we have a joint venture interest, to adequately manage the risks associated with any acquisitions or joint ventures could have a material adverse effect on the financial condition or results of operations of our joint ventures and, in turn, our business and operations.

One of our subsidiaries acts as the general partner of a publicly traded MLP, Phillips 66 Partners, which may involve a greater exposure to legal liability than our historic business operations.

One of our subsidiaries acts as the general partner of Phillips 66 Partners, a publicly traded MLP. Our control of the general partner of Phillips 66 Partners may increase the possibility that we could be subject to claims of breach of fiduciary duties, including claims of conflicts of interest, related to Phillips 66 Partners. Any liability resulting from such claims could have a material adverse effect on our future business, financial condition, results of operations and cash flows.

Indebtedness, Capital Markets and Financial Risks

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

From time to time, our cash needs may exceed our cash from our consolidated operations and joint venture distributions, and our business could be materially and adversely affected if we are unable to obtain necessary funds from financing activities. From time to time, we may need to supplement cash generated from operations with proceeds from financing activities. Uncertainty and illiquidity in financial markets may materially impact the ability of the participating financial institutions to fund their commitments to us under our liquidity facilities that are supported by a broad syndicate of financial institutions. Accordingly, we may not be able to obtain the full amount of the funds available under our liquidity facilities to satisfy our cash requirements, and our failure to do so could have a material adverse effect on our operations and financial position.

Investor sentiment towards climate change, fossil fuels and sustainability could adversely affect our business and the market price for our common stock.

There have been efforts in recent years aimed at the investment community, including investment advisors, sovereign wealth funds, public pension funds, universities and other groups, to promote the divestment of shares of energy companies, as well as to pressure lenders and other financial services companies to limit or curtail activities with energy companies. If these efforts are successful, our stock price and our ability to access capital markets may be negatively impacted.

Members of the investment community are also increasing their focus on sustainability practices, including practices related to GHG and climate change, in the energy industry. As a result, we may face increasing pressure regarding our sustainability disclosures and practices. Additionally, members of the investment community may screen companies such as ours for sustainability performance before investing in our stock.

If we are unable to meet the sustainability standards set by these investors, we may lose investors, our stock price may be negatively impacted and our reputation may be negatively affected.

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

Deterioration in our credit profile could increase our costs of borrowing money, limit our access to the capital markets and commercial credit, and could trigger co-venturer rights under joint venture arrangements.

Our or Phillips 66 Partners’ credit ratings could be lowered or withdrawn entirely by a rating agency if, in its judgment, the circumstances warrant. If a rating agency were to downgrade our rating below investment grade, our or Phillips 66 Partners’ borrowing costs would increase, and our funding sources could decrease. In addition, a failure by us to maintain an investment grade rating could affect our business relationships with suppliers and operating partners. For example, our agreement with Chevron Corporation (Chevron) regarding CPChem permits Chevron to buy our 50% interest in CPChem for fair market value if we experience a change in control or if both Standard & Poor’s Financial Services LLC and Moody’s Investors Service, Inc. lower our credit ratings below investment grade and the credit rating from either rating agency remains below investment grade for 365 days thereafter, with fair market value determined by agreement or by nationally recognized investment banks. As a result of these factors, a downgrade of credit ratings could have a material adverse impact on our future operations and financial position.

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

Continuing Risks Related to Spin-Off from ConocoPhillips

We are subject to continuing contingent liabilities of ConocoPhillips following the separation. Further, ConocoPhillips has indemnified us for certain matters, but may not be able to satisfy its obligations to us in the future.

In connection with our separation from ConocoPhillips, we entered into a Tax Sharing Agreement that allocates the responsibility for prior period taxes of the ConocoPhillips consolidated tax reporting group between us and ConocoPhillips. ConocoPhillips may be unable to pay any prior period taxes for which it is responsible, and we could be required to pay the entire amount of such taxes. Other provisions of federal law establish similar liability for other matters, including laws governing tax-qualified pension plans as well as other contingent liabilities. Additionally, the Tax Sharing Agreement provides that if the separation and certain related transactions fail to qualify as tax-free transactions, we may be responsible for any resulting tax liabilities. Our indemnification obligations under the Tax Sharing Agreement are not subject to any cap and could be significant. We also entered into an Indemnification and Release Agreement and certain other agreements in connection with the separation pursuant to which ConocoPhillips agreed to indemnify us for certain liabilities, and we agreed to indemnify ConocoPhillips for certain liabilities. Indemnities that we may be required to provide are not subject to any cap and may be significant. Third parties could also seek to hold us responsible for any of the liabilities that ConocoPhillips has agreed to retain. Further, the indemnity from ConocoPhillips may not be sufficient to protect us against the full amount of such liabilities, and ConocoPhillips may not be able to fully satisfy its indemnification obligations. Each of these risks could negatively affect our business, results of operations and financial condition.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 3. LEGAL PROCEEDINGS

Item 103 of Regulation S-K promulgated by the U.S. Securities and Exchange Commission (SEC) requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings and such proceedings involve potential monetary sanctions that we reasonably believe will be in excess of $300,000. The following matters are disclosed in accordance with that requirement. We do not currently believe that the eventual outcome of any matters reported, individually or in the aggregate, could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

New Matters
There are no new matters to report.

Matters Previously Reported
On July 2, 2020, the South Coast Air Quality Management District (SCAQMD) issued a demand for penalties totaling $2,697,575. The penalty demand proposes to resolve 26 Notices of Violation (NOVs) issued between 2017 and 2020 for alleged violations of air permit and air pollution regulatory requirements at the Los Angeles Refinery. The company is working with SCAQMD to resolve these NOVs.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Name	Position Held	Age*

Greg C. Garland	Chairman and Chief Executive Officer	63
Robert A. Herman	Executive Vice President, Refining	61
Paula A. Johnson	Executive Vice President, Legal and Government Affairs, General Counsel and Corporate Secretary	57
Brian M. Mandell	Executive Vice President, Marketing and Commercial	57
Kevin J. Mitchell	Executive Vice President, Finance and Chief Financial Officer	54
Timothy D. Roberts	Executive Vice President, Midstream	59
Chukwuemeka A. Oyolu	Vice President and Controller	51
* On February 24, 2021.

There are no family relationships among any of the executive officers named above or any member of our Board of Directors. The Board of Directors annually elects the officers to serve until a successor is elected and qualified or as otherwise provided in our By-Laws. Set forth below is information about the executive officers identified above.

Greg C. Garland has been the Chairman and Chief Executive Officer of Phillips 66 since April 2012. Previously, Mr. Garland served as ConocoPhillips’ Senior Vice President, Exploration and Production—Americas from October 2010 to April 2012, and as President and Chief Executive Officer of CPChem from 2008 to 2010.

Robert A. Herman is Executive Vice President, Refining of Phillips 66, a position he has held since September 2017. Previously, Mr. Herman served as Executive Vice President, Midstream from June 2014 to September 2017.

Paula A. Johnson is Executive Vice President, Legal and Government Affairs, General Counsel and Corporate Secretary of Phillips 66, a position she has held since October 2016. Ms. Johnson previously served as Executive Vice President, Legal, General Counsel and Corporate Secretary from May 2013 to October 2016.

Brian M. Mandell is Executive Vice President, Marketing and Commercial of Phillips 66, a position he has held since March 2019. Mr. Mandell served as Senior Vice President, Marketing and Commercial from August 2018 to March 2019; Senior Vice President, Commercial from November 2016 to August 2018; and President, Global Marketing from March 2015 to November 2016.

Kevin J. Mitchell is Executive Vice President, Finance and Chief Financial Officer of Phillips 66, a position he has held since January 2016. Previously, Mr. Mitchell served as Vice President, Investor Relations from September 2014 to January 2016.

Timothy D. Roberts is Executive Vice President, Midstream of Phillips 66, a position he has held since August 2018. Previously, Mr. Roberts served as Executive Vice President, Marketing and Commercial from January 2017 to August 2018 and as Executive Vice President Strategy and Business Development from April 2016 to January 2017.

Chukwuemeka A. Oyolu is Vice President and Controller of Phillips 66, a position he has held since December 2014. Mr. Oyolu previously served as General Manager, Planning and Optimization from February 2014 to December 2014 and General Manager, Finance for Refining, Marketing and Transportation from May 2012 to February 2014.

PART II

Item 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Phillips 66’s common stock is traded on the New York Stock Exchange under the symbol “PSX.” At January 29, 2021, the number of stockholders of record of our shares was 33,565, including Cede & Co. as nominee of the Depository Trust Company.

Performance Graph

Cumulative Total Shareholder Return on $100 Invested on January 1, 2016
$210
$200
$190
$180
$170
$160
$150
$140
$130
$120
$110
$100
01/01/2016
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
Phillips 66
New Peer Group
Old Peer Group
S&P 500

The above performance graph represents cumulative total stockholder return, which assumes reinvestment of dividends, of a $100 investment in the Company’s common stock, the company’s self-constructed peer group for the year ended December 31, 2020 (the New Peer Group), the company’s self-constructed peer group for the year ended December 31, 2019 (the Old Peer Group), and the S&P 500 Index, for the five years ended December 31, 2020. We evaluate our peer group on an annual basis and believe the New Peer Group more closely aligns with the company’s size and lines of business.

The New Peer Group consists of Delek US Holdings, Inc.; Dow Inc.; HollyFrontier Corporation; LyondellBasell Industries N.V.; Magellan Midstream Partners, L.P.; Marathon Petroleum Corporation; MPLX LP; Oneok, Inc.; PBF Energy Inc.; Targa Resources Corp.; Valero Energy Corporation; Westlake Chemical Corporation; and The Williams Companies, Inc. Additionally, Andeavor was included as a peer for periods prior to its acquisition by Marathon Petroleum Corporation in October 2018.

The Old Peer Group was composed of Celanese Corporation; Delek US Holdings, Inc.; Eastman Chemical Co.; Enterprise Products Partners, LP; HollyFrontier Corporation; Huntsman Corporation; LyondellBasell Industries N.V.; Marathon Petroleum Corporation; Oneok, Inc.; PBF Energy Inc.; Targa Resources Corp.; Valero Energy Corporation; and Westlake Chemical Corporation. Additionally, Andeavor was included as a peer for periods prior to its acquisition by Marathon Petroleum Corporation in October 2018.

Issuer Purchases of Equity Securities
In March 2020, we announced that we had temporarily suspended our share repurchases. As of December 31, 2020, we had $2,514 million remaining on our existing share repurchase authorization, which has no expiration date. During 2020, prior to the temporary suspension, we repurchased an aggregate of $443 million of our common stock in open market repurchases, which equated to 5.4 million shares with a weighted average price per share of $82.23. Any future share repurchases will be made at the discretion of management and will depend on various factors including our share price, results of operations, financial condition and cash required for future business plans.

Item 6. [REMOVED AND RESERVED]

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis is the company’s analysis of its financial performance and financial condition, and of significant trends that may affect future performance. It should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

The terms “earnings” and “loss” refer to net income (loss) attributable to Phillips 66. The terms “before-tax income” or “before-tax loss” refer to income (loss) before income taxes.

EXECUTIVE OVERVIEW AND BUSINESS ENVIRONMENT

Phillips 66 is an energy manufacturing and logistics company with midstream, chemicals, refining, and marketing and specialties businesses. At December 31, 2020, we had total assets of $54.7 billion.

Executive Overview
The COVID-19 pandemic continues to disrupt economic activities globally. Actions taken by governments to prevent the spread of the disease, including travel and business restrictions, have resulted in substantial decreases in the demand for many refined petroleum products, particularly gasoline and jet fuel. The lack of demand for petroleum products has resulted in low crude oil prices and refining margins. Accordingly, crude oil producers have shut in high cost production, and refiners have reduced crude oil processing rates.

During 2020, we took the following significant steps to enhance our liquidity in this challenged margin environment:

•Issued $3.75 billion of senior unsecured notes and borrowed a net $500 million under a term loan facility.
•Temporarily suspended our share repurchase program.
•Reduced consolidated capital spending in 2020 by more than $700 million compared with our original budget.
•Exceeded our $500 million cost reduction target in 2020.

In 2020, we reported a loss of $4.0 billion and generated $2.1 billion in cash from operating activities. We used available cash and the debt financing noted above to fund capital expenditures and investments of $2.9 billion, pay dividends of $1.6 billion, and repurchase $0.4 billion of our common stock. We ended 2020 with $2.5 billion of cash and cash equivalents and approximately $5.3 billion of total committed capacity available under our credit facilities.

Our results in 2020 reflect the adverse effects of the COVID-19 pandemic, including asset and investment impairments. These adverse effects may continue to be significant in the near term. The depth and duration of the economic consequences of the COVID-19 pandemic remain unknown. We continuously monitor our asset and investment portfolio for impairments, as well as optimization opportunities, in this challenging business environment. As such, additional impairments may be required in the future.

We continue to focus on the following strategic priorities:

•Operating Excellence. Our commitment to operating excellence guides everything we do. We are committed to protecting the health and safety of everyone who has a role in our operations and the communities in which we operate. Continuous improvement in safety, environmental stewardship, reliability and cost efficiency is a fundamental requirement for our company and employees. We employ rigorous training and audit programs to drive ongoing improvement in both personal and process safety as we strive for zero incidents. In 2020, we achieved a 0.11 total recordable incident rate—the lowest since our inception. Since we cannot control commodity prices, controlling operating expenses and overhead costs, within the context of our commitment to safety and environmental stewardship, is a high priority. Senior management actively monitors these costs. We are committed to protecting the environment and strive to reduce our environmental footprint throughout our operations. Optimizing utilization rates at our refineries through reliable and safe operations enables us to capture the value available in the market in terms of prices and margins. During 2020, our worldwide refining crude oil capacity utilization rate was 76%, mainly driven by the decrease in market demand for refined petroleum products due to negative impacts from the COVID-19 pandemic.

•Growth. A disciplined capital allocation process ensures we invest in projects that are expected to generate competitive returns. Our strategy primarily focuses on investing in growth opportunities in the Midstream and Chemicals segments. In response to the challenging market conditions caused by the COVID-19 pandemic, we reduced our 2021 capital budget to $1.7 billion. We are prioritizing sustaining capital spending and completion of in-progress growth projects, as well as advancing our investments in renewable fuels. In the third quarter of 2020, we announced Rodeo Renewed, a project to reconfigure our San Francisco Refinery in Rodeo, California, to produce renewable fuels. In 2021, we have budgeted $615 million for Midstream capital expenditures and investments, including $305 million for Phillips 66 Partners. Capital will be used to complete near-term committed and optimization projects and to maintain our integrated logistics infrastructure network. In Chemicals, our share of expected self-funded capital spending by CPChem is $410 million. CPChem plans to use its growth capital to fund expansion of its normal alpha olefins production, optimization and debottleneck opportunities in the olefins and polyolefins chains, as well as continuing development of petrochemical projects on the U.S. Gulf Coast and in Qatar. We recently formed an Emerging Energy organization. This group is charged with establishing a lower-carbon business platform that delivers attractive returns. It will focus on opportunities within our portfolio, such as Rodeo Renewed, as well as commercializing emerging energy technologies for a sustainable future.

•Returns. We plan to enhance Refining returns by increasing throughput of advantaged feedstocks, improving yields, portfolio optimization and an ongoing commitment to operating excellence. For 2021, capital in Refining will be directed toward high-return projects to enhance the yield of higher-value products and other high-return, quick-payout projects, as well as investments to competitively position the company for a lower-carbon future. M&S will continue to develop and enhance our retail network and brands in the United States and Europe.

•Distributions. We believe shareholder value is enhanced through, among other things, consistent growth of regular dividends, complemented by share repurchases. Regular dividends demonstrate the confidence our Board of Directors and management have in our capital structure and operations’ capability to generate free cash flow throughout the business cycle. In 2020, despite the challenging business environment, we maintained stable quarterly dividend distributions to shareholders and repurchased $443 million of common stock before suspending our share repurchase program in March 2020 to preserve liquidity.

•High-Performing Organization. We strive to attract, develop and retain individuals with the knowledge and skills to implement our business strategy and who support our values and culture. Throughout the company, we focus on getting results in the right way, embrace our values as a common bond, and believe success is both what we do and how we do it. We encourage collaboration throughout our company, while valuing differences, respecting diversity, and creating a great place to work. We foster an environment of learning and development through structured programs focused on enhancing functional and technical skills where employees are engaged in our business and committed to their own, as well as the company’s, success.

Business Environment
The Midstream segment includes our Transportation and NGL businesses. Our Transportation business contains fee-based operations that are not directly exposed to commodity price risk. Our NGL business contains both fee-based operations and operations that are directly impacted by NGL prices. The Midstream segment also includes our 50% equity investment in DCP Midstream. NGL prices were significantly lower in 2020, compared with 2019, due to negative economic impacts caused by the COVID-19 pandemic.

The Chemicals segment consists of our 50% equity investment in CPChem. The chemicals and plastics industry is mainly a commodity-based industry where the margins for key products are based on supply and demand, as well as cost factors. Compared with 2019, the benchmark high-density polyethylene chain margin was lower in the first three quarters of 2020, before rebounding strongly in the fourth quarter of 2020. The lower margin in the first three quarters of 2020 was mainly due to lower polyethylene sales prices. The significant margin increase in the fourth quarter of 2020 was primarily driven by tight supply caused by hurricane impacts in the Gulf Coast region and a strong global market demand.

Our Refining segment results are driven by several factors, including refining margins, refinery throughput, feedstock costs, product yields, turnaround activity, and other operating costs. The price of U.S. benchmark crude oil, West Texas Intermediate (WTI) at Cushing, Oklahoma, decreased to an average of $39.31 per barrel during 2020, compared with an average of $57.02 per barrel in 2019, due to a significant decline in global demand driven by the adverse impacts of the COVID-19 pandemic. Market crack spreads are used as indicators of refining margins and measure the difference between market prices for refined petroleum products and crude oil. During 2020, the worldwide market crack spreads were significantly lower compared with 2019, mainly driven by a sharp decline in demand for refined petroleum products resulting from the COVID-19 global pandemic.

Results for our M&S segment depend largely on marketing fuel and lubricant margins, and sales volumes of our refined petroleum and other specialty products. While M&S margins are primarily driven by market factors, largely determined by the relationship between supply and demand, marketing fuel margins, in particular, are influenced by the trend in spot prices for refined petroleum products. Generally speaking, a downward trend of spot prices has a favorable impact on marketing fuel margins, while an upward trend of spot prices has an unfavorable impact on marketing fuel margins. The global disruption caused by the COVID-19 pandemic significantly reduced demand for our refined petroleum and specialty products in 2020 compared with 2019.

RESULTS OF OPERATIONS

Consolidated Results

A summary of income (loss) before income taxes by business segment with a reconciliation to net income (loss) attributable to Phillips 66 follows:

	Millions of Dollars
	Year Ended December 31
	2020	2019	2018

Midstream	$(9)	684	1,181
Chemicals	635	879	1,025
Refining	(6,155)	1,986	4,535
Marketing and Specialties	1,446	1,433	1,557
Corporate and Other	(881)	(804)	(853)
Income (loss) before income taxes	(4,964)	4,178	7,445
Income tax expense (benefit)	(1,250)	801	1,572
Net income (loss)	(3,714)	3,377	5,873
Less: net income attributable to noncontrolling interests	261	301	278
Net income (loss) attributable to Phillips 66	$(3,975)	3,076	5,595

2020 vs. 2019

Our results decreased $7,051 million in 2020, mainly reflecting:

•Lower realized refining margins and decreased refinery production.
•A goodwill impairment in our Refining segment.
•A long-lived asset impairment associated with our plan to reconfigure the San Francisco Refinery into a renewable fuels facility, which impacted our Refining and Midstream segments.
•Higher impairments of equity investments in our Midstream segment.

These decreases were partially offset by an income tax benefit recognized in 2020, compared with income tax expense recognized in 2019.

2019 vs. 2018

Our earnings decreased $2,519 million in 2019, mainly reflecting:

•Lower realized refining and marketing margins.
•Impairments associated with our equity investment in DCP Midstream.
•Decreased equity in earnings of affiliates in our Refining and Chemicals segments.

These decreases were partially offset by:

•Lower income tax expense.
•Improved results from our NGL and transportation businesses.

See the “Segment Results” section for additional information on our segment results.

Statement of Operations Analysis

2020 vs. 2019

Sales and other operating revenues and purchased crude oil and products both decreased 40% in 2020. The decreases were mainly due to lower prices and volumes for refined petroleum products and crude oil, reflecting the impact of the COVID-19 pandemic.

Equity in earnings of affiliates decreased 44% in 2020. The decrease was primarily due to lower realized refining margins and decreased refinery production at WRB, and lower margins, partially offset by higher sales volumes, at CPChem. See Chemicals segment analysis in the “Segment Results” section for additional information on CPChem.

Net gain on dispositions increased $88 million in 2020. The increase was mainly due to a gain of $84 million associated with a co-venturer’s prior-year acquisition of a 35% interest in Phillips 66 Partners’ consolidated holding company that owns an interest in Gray Oak Pipeline, LLC. See Note 27—Phillips 66 Partners LP, in the Notes to Consolidated Financial Statements, for additional information.

Operating expenses decreased 10% in 2020, primarily driven by our company-wide cost reduction initiatives in response to the COVID-19 pandemic, lower utility costs, and decreased refinery turnaround activities.

Impairments increased $3,391 million in 2020. See Note 9—Impairments, and Note 16—Fair Value Measurements, in the Notes to Consolidated Financial Statements, for additional information associated with impairments.

We had an income tax benefit of $1,250 million in 2020, compared with income tax expense of $801 million in 2019, primarily due to a net loss in 2020 versus net income in 2019. See Note 21—Income Taxes, in the Notes to Consolidated Financial Statements, for more information regarding our income taxes.

2019 vs. 2018

Sales and other operating revenues and purchased crude oil and products decreased 4% and 2%, respectively, in 2019. The decreases were mainly driven by lower prices for refined petroleum products, crude oil and NGL.

Equity in earnings of affiliates decreased 21% in 2019. The decrease was mainly due to lower margins at WRB and CPChem, partially offset by improved results from our Transportation and NGL joint venture assets. Lower equity earnings in 2019 also reflected higher goodwill and other asset impairments at DCP Midstream. See the “Segment Results” section for additional information.

Other income increased $58 million in 2019. The increase was mainly driven by trading activities not directly related to our physical business. See Note 15—Derivatives and Financial Instruments, in the Notes to Consolidated Financial Statements, for additional information associated with our commodity derivatives.

Impairments increased $853 million in 2019. The increase was driven by an $853 million before-tax impairment associated with our investment in DCP Midstream recognized in the third quarter of 2019. See Note 9—Impairments, and Note 16—Fair Value Measurements, in the Notes to Consolidated Financial Statements, for additional information associated with this impairment.

Income tax expense (benefit) decreased 49% in 2019. The decrease in income tax expense was primarily attributable to lower income before income taxes. See Note 21—Income Taxes, in the Notes to Consolidated Financial Statements, for more information regarding our income taxes.

Segment Results

Midstream

	Year Ended December 31
	2020	2019	2018
	Millions of Dollars
Income (Loss) Before Income Taxes
Transportation	$508	946	770
NGL and Other	441	522	305
DCP Midstream	(958)	(784)	106
Total Midstream	$(9)	684	1,181

	Thousands of Barrels Daily
Transportation Volumes
Pipelines*	3,005	3,396	3,441
Terminals	2,971	3,315	3,153
Operating Statistics
NGL fractionated**	249	224	216
NGL extracted***	399	417	413
* Pipelines represent the sum of volumes transported through each separately tariffed consolidated pipeline segment.
** Excludes DCP Midstream.
*** Includes 100% of DCP Midstream’s volumes.

Dollars Per Gallon
Weighted-Average NGL Price*
DCP Midstream	$0.41	0.51	0.75
* Based on index prices from the Mont Belvieu market hub, which are weighted by NGL component mix.

The Midstream segment provides crude oil and refined petroleum product transportation, terminaling and processing services, as well as natural gas and NGL transportation, storage, fractionation, processing and marketing services, mainly in the United States. This segment includes our MLP, Phillips 66 Partners, as well as our 50% equity investment in DCP Midstream, which includes the operations of its MLP, DCP Partners.

2020 vs. 2019

Midstream’s results decreased $693 million in 2020, compared with 2019.

Results from our Transportation business decreased $438 million in 2020, compared with 2019. The decrease was primarily attributable to before-tax impairments of $300 million, decreased equity earnings, lower pipeline and terminal throughput volumes, and higher operating costs, partially offset by an $84 million before-tax gain recognized in the second quarter of 2020 associated with the Gray Oak Pipeline joint venture.

The $300 million before-tax impairments consisted of a $120 million impairment of the pipeline and terminal assets associated with the planned reconfiguration of our San Francisco Refinery into a renewable fuels facility, a $96 million impairment of Phillips 66 Partners’ equity investments in two crude oil logistics joint ventures, and an $84 million impairment of our equity investment in the canceled Red Oak Pipeline project.

See Note 9—Impairments, and Note 27—Phillips 66 Partners LP, in the Notes to Consolidated Financial Statements, for additional information regarding the impairments and the $84 million before-tax gain, respectively.

Results from our NGL and Other business decreased $81 million in 2020, compared with 2019. The decrease was mainly due to lower results from our trading activities and decreased margins, partially offset by higher export cargos and increased fractionation volumes from the startup of Frac 2 and Frac 3 in late 2020, as well as the startup of a new isomerization unit at our Lake Charles Refinery in the second half of 2019.

Results from our investment in DCP Midstream decreased $174 million in 2020, compared with 2019. The decrease was primarily due to higher impairment charges, partially offset by the recognition of a larger benefit to our equity earnings from the amortization of the basis difference associated with the impairments and DCP Midstream’s cost reduction initiatives in response to the challenging business environment. See Note 6—Investments, Loans and Long-Term Receivables, and Note 9—Impairments, in the Notes to Consolidated Financial Statements, for additional information regarding the impairments and the associated basis difference amortization related to our investment in DCP Midstream.

See the “Executive Overview and Business Environment” section for information on market factors impacting 2020 results.

2019 vs. 2018

Before-tax income from the Midstream segment decreased $497 million in 2019, compared with 2018, mainly driven by an $853 million before-tax impairment associated with our investment in DCP Midstream and lower equity earnings from DCP Midstream, partially offset by improved results from our Transportation and NGL and Other businesses.

Before-tax income from our Transportation business increased $176 million in 2019, compared with 2018. The increase was mainly driven by higher volumes and pipeline tariffs from our portfolio of consolidated and joint venture assets.

Before-tax income from our NGL and Other business increased $217 million in 2019, compared with 2018. The increase was mainly due to improved margins and volumes, primarily at the Sweeny Hub, and higher equity earnings from certain pipeline affiliates driven by higher volumes.

Before-tax income from our investment in DCP Midstream decreased $890 million in 2019, compared with 2018. The decrease was primarily due to an $853 million before-tax impairment associated with our investment in DCP Midstream and lower equity earnings driven by higher goodwill and other asset impairments at DCP Partners in 2019. See Note 6—Investments, Loans and Long-Term Receivables, Note 9—Impairments, and Note 16—Fair Value Measurements, in the Notes to Consolidated Financial Statements, for additional information regarding our investment in DCP Midstream.

Chemicals

	Year Ended December 31
	2020	2019	2018
	Millions of Dollars

Income Before Income Taxes	$635	879	1,025

	Millions of Pounds
CPChem Externally Marketed Sales Volumes*
Olefins and Polyolefins	20,993	20,237	18,977
Specialties, Aromatics and Styrenics	4,367	4,281	4,931
	25,360	24,518	23,908
* Represents 100% of CPChem’s outside sales of produced petrochemical products, as well as commission sales from equity affiliates.

Olefins and Polyolefins Capacity Utilization (percent)	99%	97	94

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

2020 vs. 2019

Before-tax income from the Chemicals segment decreased $244 million in 2020, compared with 2019. The decrease was mainly due to lower margins and decreased earnings from CPChem’s equity affiliates, partially offset by higher sales volumes and a favorable impact from lower-of-cost-or-market adjustments of inventories valued on the last-in-first-out (LIFO) basis attributable to petrochemical product price recovery in 2020.

See the “Executive Overview and Business Environment” section for information on market factors impacting CPChem’s 2020 results.

2019 vs. 2018

Before-tax income from the Chemicals segment decreased $146 million in 2019, compared with 2018. The decrease was mainly due to lower polyethylene margins attributable to additional industry capacity and slower demand growth in Asia. In addition, CPChem recorded lower-of-cost-or-market write-downs of LIFO-valued inventories during 2019, and our portion of the write-downs reduced our equity earnings from CPChem by $65 million, before-tax. The decreases were partially offset by higher polyethylene sales volumes and lower turnaround and maintenance activity during 2019.

Refining

	Year Ended December 31
	2020	2019	2018
	Millions of Dollars
Income (Loss) Before Income Taxes
Atlantic Basin/Europe	$(1,224)	608	567
Gulf Coast	(2,077)	364	1,040
Central Corridor	(641)	1,338	2,817
West Coast	(2,213)	(324)	111
Worldwide	$(6,155)	1,986	4,535

	Dollars Per Barrel
Income (Loss) Before Income Taxes
Atlantic Basin/Europe	$(7.18)	3.11	3.05
Gulf Coast	(9.71)	1.24	3.55
Central Corridor	(6.96)	12.95	26.50
West Coast	(20.01)	(2.49)	0.81
Worldwide	(10.48)	2.75	6.29

Realized Refining Margins*
Atlantic Basin/Europe	$2.17	9.33	10.32
Gulf Coast	1.85	7.42	9.48
Central Corridor	7.17	14.91	22.22
West Coast	3.43	9.18	11.20
Worldwide	3.51	9.91	12.99
* See the “Non-GAAP Reconciliations” section for a reconciliation of this non-GAAP measure to the most directly comparable measure under generally accepted accounting principles in the United States (GAAP), income (loss) before income taxes per barrel.

	Thousands of Barrels Daily
	Year Ended December 31
	2020	2019	2018
Operating Statistics
Refining operations*
Atlantic Basin/Europe
Crude oil capacity	537	537	537
Crude oil processed	434	497	477
Capacity utilization (percent)	81%	92	89
Refinery production	470	541	514
Gulf Coast
Crude oil capacity	769	764	752
Crude oil processed	533	725	717
Capacity utilization (percent)	69%	95	95
Refinery production	586	804	808
Central Corridor
Crude oil capacity	530	515	493
Crude oil processed	431	498	507
Capacity utilization (percent)	81%	97	103
Refinery production	446	518	530
West Coast
Crude oil capacity	364	364	364
Crude oil processed	279	323	343
Capacity utilization (percent)	77%	89	94
Refinery production	301	354	373
Worldwide
Crude oil capacity	2,200	2,180	2,146
Crude oil processed	1,677	2,043	2,044
Capacity utilization (percent)	76%	94	95
Refinery production	1,803	2,217	2,225
* Includes our share of equity affiliates.

The Refining segment refines crude oil and other feedstocks into petroleum products, such as gasoline, distillates and aviation fuels, at 13 refineries in the United States and Europe.

2020 vs. 2019

Results from the Refining segment decreased $8,141 million in 2020, compared with 2019. The decreased results in 2020 were due to:

•Lower realized refining margins and decreased refinery production. A sharp decline in demand for refined petroleum products resulting from global economic disruption caused by the COVID-19 pandemic led to lower market crack spreads and reduced refinery production in 2020. In addition, hurricane impacts contributed to the lower refinery production in the Gulf Coast region in 2020.

•A before-tax long-lived asset impairment of $910 million in the third quarter of 2020 associated with our plan to reconfigure the San Francisco Refinery into a renewable fuels facility.

•A before-tax goodwill impairment of $1,845 million in the first quarter of 2020.

Our worldwide refining crude oil capacity utilization rate was 76% and 94% in 2020 and 2019, respectively. The lower utilization rate in 2020 was primarily due to reduced refining runs driven by lower demand for refined petroleum products as a result of the COVID-19 pandemic, as well as hurricane impacts in the Gulf Coast region.

See the “Executive Overview and Business Environment” section for information on industry crack spreads and other market factors impacting this year’s results.

2019 vs. 2018

Before-tax income for the Refining segment decreased $2,549 million in 2019, compared with 2018. The decrease was primarily driven by lower realized refining margins and lower refinery production at certain refineries due to turnaround activities and unplanned downtime. In 2019, the decrease in realized refining margins was primarily due to lower feedstock advantage driven by narrowing heavy crude differentials.

Our worldwide refining crude oil capacity utilization rate was 94% and 95% in 2019 and 2018, respectively.

Marketing and Specialties

	Year Ended December 31
	2020	2019	2018
	Millions of Dollars
Income Before Income Taxes
Marketing and Other	$1,271	1,199	1,306
Specialties	175	234	251
Total Marketing and Specialties	$1,446	1,433	1,557

	Dollars Per Barrel
Income Before Income Taxes
U.S.	$1.42	1.22	1.21
International	4.84	3.58	5.00

Realized Marketing Fuel Margins*
U.S.	$1.87	1.57	1.62
International	6.34	4.90	6.87
* See the “Non-GAAP Reconciliations” section for a reconciliation of this non-GAAP measure to the most directly comparable GAAP measure, income before income taxes per barrel.

	Dollars Per Gallon
U.S. Average Wholesale Prices*
Gasoline	$1.56	2.12	2.20
Distillates	1.47	2.12	2.29
* On third-party branded refined petroleum product sales, excluding excise taxes.

	Thousands of Barrels Daily
Marketing Refined Petroleum Product Sales
Gasoline	1,021	1,230	1,195
Distillates	895	1,104	975
Other	17	18	18
	1,933	2,352	2,188

The M&S segment purchases for resale and markets refined petroleum products, such as gasoline, distillates and aviation fuels, mainly in the United States and Europe. In addition, this segment includes the manufacturing and marketing of specialty products, such as base oils and lubricants.

2020 vs. 2019

Before-tax income from the M&S segment increased $13 million in 2020, compared with 2019. The increase was primarily attributable to higher realized marketing fuel margins, partially offset by lower sales volumes for refined petroleum and specialty products driven by decreased demand.

See the “Executive Overview and Business Environment” section for information on marketing fuel margins and other market factors impacting 2020 results.

2019 vs. 2018

Before-tax income from the M&S segment decreased $124 million in 2019, compared with 2018. The decrease was primarily due to lower realized marketing fuel margins, mainly driven by international marketing, partially offset by higher sales volumes.

Corporate and Other

	Millions of Dollars
	Year Ended December 31
	2020	2019	2018
Loss Before Income Taxes
Net interest expense	$(485)	(415)	(459)
Corporate overhead and other	(396)	(389)	(394)
Total Corporate and Other	$(881)	(804)	(853)

Net interest expense consists of interest and financing expense, net of interest income and capitalized interest. Corporate overhead and other includes general and administrative expenses, technology costs, environmental costs associated with sites no longer in operation, foreign currency transaction gains and losses, and other costs not directly associated with an operating segment.

2020 vs. 2019

Net interest expense increased $70 million in 2020, compared with 2019, primarily due to higher average debt principal balances, reflecting new debt issuances during 2020, along with decreased interest income driven by lower interest rates in 2020. See Note 12—Debt, in the Notes to Consolidated Financial Statements, for additional information on the debt issuances in 2020.

2019 vs. 2018

Net interest expense decreased $44 million in 2019, compared with 2018, mainly due to higher capitalized interest related to capital projects under development in our Midstream segment, partially offset by higher debt balances in 2019.

CAPITAL RESOURCES AND LIQUIDITY

Financial Indicators

	Millions of Dollars, Except as Indicated
	2020	2019	2018

Cash and cash equivalents	$2,514	1,614	3,019
Net cash provided by operating activities	2,111	4,808	7,573
Short-term debt	987	547	67
Total debt	15,893	11,763	11,160
Total equity	21,523	27,169	27,153
Percent of total debt to capital*	42%	30	29
Percent of floating-rate debt to total debt	12%	9	11
* Capital includes total debt and total equity.

To meet our short- and long-term liquidity requirements, we use a variety of funding sources but rely primarily on cash generated from operating activities and debt financing. During 2020, we generated $2.1 billion in cash from operations and had net borrowings of $4.1 billion. We used available cash primarily for capital expenditures and investments of $2.9 billion and dividend payments on our common stock of $1.6 billion. During the first quarter of 2020, we repurchased $443 million of common stock before suspending our share repurchase program in March 2020. During 2020, cash and cash equivalents increased $900 million to $2.5 billion.

Significant Sources of Capital

Operating Activities
During 2020, cash generated by operating activities was $2,111 million, a 56% decrease compared with 2019. The decrease was primarily due to lower realized refining margins, driven by the global economic disruption caused by the COVID-19 pandemic, partially offset by lower cash income taxes paid.

During 2019, cash generated by operating activities was $4,808 million, a 37% decrease compared with 2018. The decrease was mainly driven by lower realized refining margins and decreased distributions from our equity affiliates, along with unfavorable working capital impacts, partially offset by improved results from our Transportation and NGL and Other businesses.

Our short- and long-term operating cash flows are highly dependent upon refining and marketing margins, NGL prices and chemicals margins. Prices and margins in our industry are typically volatile, and are driven by market conditions over which we have little or no control. Absent other mitigating factors, as these prices and margins fluctuate, we would expect a corresponding change in our operating cash flows. The recent decline in demand for refined petroleum products has led to a decrease in refining margins. If the global economic disruption associated with the COVID-19 pandemic sustains, we expect refining margins to remain challenged in the near term, all of which could have an unfavorable impact on our future operating cash flows.

The level and quality of output from our refineries also impacts our cash flows. Factors such as operating efficiency, maintenance turnarounds, market conditions, feedstock availability and weather conditions can affect output. We actively manage the operations of our refineries, and any variability in their operations typically has not been as significant to cash flows as that caused by margins and prices. However, the recent decline in demand for refined petroleum products has led to a reduction of our refinery production. If the global economic disruption associated with the COVID-19 pandemic sustains, we expect refinery production, along with marketing, transportation and terminaling volumes, to remain challenged in the near term, which could have an unfavorable impact on our future operating cash flows. Our worldwide refining crude oil capacity utilization was 76%, 94% and 95% in 2020, 2019 and 2018, respectively.

Equity Affiliate Operating Distributions
Our operating cash flows are also impacted by distribution decisions made by our equity affiliates, including CPChem, DCP Midstream and WRB. Over the three years ended December 31, 2020, our operating cash flows included aggregate distributions from our equity affiliates of $6,406 million, including $290 million from DCP Midstream, $2,490 million from CPChem and $1,230 million from WRB. We cannot control the amount or timing of future distributions from equity affiliates; therefore, future distributions are not assured.

Tax Refunds
An income tax receivable of $1.5 billion is included in the “Accounts and notes receivable” line item on our consolidated balance sheet as of December 31, 2020, which reflects tax refunds we expect to receive within the next 12 months.

Phillips 66 Partners
In 2013, we formed Phillips 66 Partners, a publicly traded MLP, to own, operate, develop and acquire primarily fee-based midstream assets.

Ownership and Restructuring Transaction
On August 1, 2019, Phillips 66 Partners completed a restructuring transaction to eliminate the incentive distribution rights (IDRs) held by us and to convert our 2% economic general partner interest into a noneconomic general partner interest in exchange for 101 million Phillips 66 Partners common units.  No distributions were made for the general partner interest after August 1, 2019. At December 31, 2020, we owned 170 million Phillips 66 Partners common units, representing 74% of Phillips 66 Partners’ limited partner units.

We consolidate Phillips 66 Partners as a variable interest entity for financial reporting purposes. See Note 27—Phillips 66 Partners LP, in the Notes to Consolidated Financial Statements, for additional information on why we consolidate the partnership. As a result of this consolidation, the public common and preferred unitholders’ interests in Phillips 66 Partners are reflected as noncontrolling interests of $2,219 million in our consolidated balance sheet at December 31, 2020.

Debt and Equity Financings
During the three years ended December 31, 2020, Phillips 66 Partners raised net proceeds of approximately $1 billion from the following third-party debt and equity offerings:

•In September 2019, Phillips 66 Partners received net proceeds of $892 million from the issuance of $300 million of 2.450% Senior Notes due December 2024 and $600 million of 3.150% Senior Notes due December 2029.

•In March 2019, Phillips 66 Partners entered into a senior unsecured term loan facility with a borrowing capacity of $400 million due March 20, 2020. Phillips 66 Partners borrowed an aggregate amount of $400 million under the facility during the first half of 2019, which was repaid in full in September 2019.

•Phillips 66 Partners has authorized an aggregate of $750 million under three $250 million continuous offerings of common units, or at-the-market (ATM) programs. Phillips 66 Partners completed the first two programs in June 2018 and December 2019, respectively. For the three years ended December 31, 2020, net proceeds of $303 million have been received under these programs.

Phillips 66 Partners primarily used these net proceeds to fund the cash portion of acquisitions of assets from Phillips 66 and for capital spending and investments. See Note 27—Phillips 66 Partners LP, in the Notes to Consolidated Financial Statements, for additional information regarding Phillips 66 Partners.

Transfers of Equity Interests
Gray Oak Pipeline, LLC was formed to develop and construct the Gray Oak Pipeline, which transports crude oil from the Permian and Eagle Ford to Texas Gulf Coast destinations that include Corpus Christi, Texas, and the Sweeny area, including our Sweeny Refinery. Phillips 66 Partners has a consolidated holding company that owns 65% of Gray Oak Pipeline, LLC. In December 2018, a third party acquired a 35% interest in the holding company. Because the holding company’s sole asset was its ownership interest in Gray Oak Pipeline, LLC, which was considered a financial asset, and because certain restrictions were placed on the third party’s ability to transfer or sell its interest in the holding company during the construction of the Gray Oak Pipeline, the legal sale of the 35% interest did not qualify as a sale under GAAP at that time. The Gray Oak Pipeline commenced full operations in the second quarter of 2020, and the restrictions placed on the co-venturer were lifted on June 30, 2020, resulting in the recognition of the sale under GAAP. Accordingly, at June 30, 2020, the co-venturer’s 35% interest in the holding company was recharacterized from a long-term obligation to a noncontrolling interest on our consolidated balance sheet, and the premium of $84 million previously paid by the co-venturer in 2019 was recharacterized from a long-term obligation to a gain in our consolidated statement of operations. For the year ended December 31, 2020, the co-venturer contributed an aggregate of $61 million to the holding company to fund its portion of Gray Oak Pipeline, LLC’s cash calls. Phillips 66 Partners’ effective ownership interest in Gray Oak Pipeline, LLC is 42.25% , after considering the co-venturer’s 35% interest in the consolidated holding company. See Note 6—Investments, Loans and Long-Term Receivables, for further discussion regarding Phillips 66 Partners’ investment in Gray Oak Pipeline, LLC.

Revolving Credit Facilities and Commercial Paper
Phillips 66 has a $5 billion revolving credit facility which may be used for direct bank borrowings, as support for issuances of letters of credit, and as support for our commercial paper program. We have an option to increase the overall capacity to $6 billion, subject to certain conditions. We also have the option to extend the scheduled maturity of the facility for up to two additional one-year terms after its July 30, 2024, maturity date, subject to, among other things, the consent of the lenders holding the majority of the commitments and of each lender extending its commitment. The facility is with a broad syndicate of financial institutions and contains covenants that are usual and customary for an agreement of this type, including a maximum consolidated net debt-to-capitalization ratio of 65% as of the last day of each fiscal quarter. The facility has customary events of default, such as nonpayment of principal when due; nonpayment of interest, fees or other amounts; and violation of covenants. Outstanding borrowings under the facility bear interest, at our option, at either: (a) the Eurodollar rate in effect from time to time plus the applicable margin; or (b) the reference rate (as described in the facility) plus the applicable margin. The facility also provides for customary fees, including commitment fees. The pricing levels for the commitment fees and interest-rate margins are determined based on the ratings in effect for Phillips 66’s senior unsecured long-term debt from time to time. Phillips 66 may at any time prepay outstanding borrowings under the facility, in whole or in part, without premium or penalty. At December 31, 2020 and 2019, no amount had been drawn under the facility.

Phillips 66 also has a $5 billion uncommitted commercial paper program for short-term working capital needs that is supported by our revolving credit facility. Commercial paper maturities are contractually limited to 365 days. At December 31, 2020 and 2019, no borrowings were outstanding under the program.

Phillips 66 Partners has a $750 million revolving credit facility which may be used for direct bank borrowings and as support for issuances of letters of credit. Phillips 66 Partners has an option to increase the overall capacity to $1 billion, subject to certain conditions. Phillips 66 Partners also has the option to extend the facility for two additional one-year terms after its July 30, 2024, maturity date, subject to, among other things, the consent of the lenders holding the majority of the commitments and of each lender extending its commitment. The facility is with a broad syndicate of financial institutions and contains covenants that are usual and customary for an agreement of this type. The facility has customary events of default, such as nonpayment of principal when due; nonpayment of interest, fees or other amounts; and violation of covenants. Outstanding revolving borrowings under the facility bear interest, at Phillips 66 Partners’ option, at either: (a) the Eurodollar rate in effect from time to time plus the applicable margin; or (b) the reference rate (as described in the facility) plus the applicable margin. The facility also provides for customary fees, including commitment fees. The pricing levels for the commitment fees and interest-rate margins are determined based on Phillips 66 Partners’ credit ratings in effect from time to time. Borrowings under this facility may be short-term or long-term in duration, and Phillips 66 Partners may at any time prepay outstanding borrowings under the facility, in whole or in part, without premium or penalty. At December 31, 2020, borrowings of $415 million were outstanding under this facility, compared with no borrowings outstanding at December 31, 2019. At both December 31, 2020 and 2019, $1 million in letters of credit had been issued that were supported by this facility.

We had approximately $5.3 billion and $5.7 billion of total committed capacity available under our revolving credit facilities at December 31, 2020 and 2019, respectively.

Other Debt Issuances and Financings

Senior Unsecured Notes
On November 18, 2020, Phillips 66 closed its public offering of $1.75 billion aggregate principal amount of senior unsecured notes consisting of:

•$450 million aggregate principal amount of Floating Rate Senior Notes due 2024 (the Floating Rate Notes).
•$800 million aggregate principal amount of 0.900% Senior Notes due 2024.
•$500 million aggregate principal amount of 1.300% Senior Notes due 2026.

The Floating Rate Notes will bear interest at a floating rate, reset quarterly, equal to the three-month London Interbank Offered Rate (LIBOR) plus 0.62% per year, subject to adjustment. Interest on the Senior Notes due 2024 and 2026 is payable semiannually on February 15 and August 15 of each year, commencing on February 15, 2021.

Proceeds received from the public offering of senior unsecured notes on November 18, 2020, were $1.74 billion, net of underwriters’ discounts and commissions, as well as debt issuance costs. On November 19, 2020, a portion of these proceeds were used to repay $500 million of outstanding borrowings under the term loan facility that Phillips 66 entered into in March 2020 (see the “Term Loan Facility” section below for a full description of the term loan facility). In addition, a portion of the proceeds will be used to repay the $500 million aggregate principal amount of our outstanding Floating Rate Senior Notes due February 2021. The remainder of the proceeds are being used for general corporate purposes.

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

Term Loan Facility
On March 19, 2020, Phillips 66 entered into a $1 billion 364-day delayed draw term loan agreement (the Facility) and borrowed $1 billion under the Facility shortly thereafter. On April 6, 2020, Phillips 66 increased the size of the Facility to $2 billion, and in June 2020, the Facility was amended to extend the commitment period to September 19, 2020. We did not draw additional amounts under the Facility before the end of the commitment period or further extend the commitment period. In November 2020, we repaid $500 million of borrowings outstanding under the Facility, and the Facility was amended to extend the maturity date of the remaining $500 million outstanding borrowings from March 18, 2021, to November 20, 2023. Borrowings under the Facility bear interest at a floating rate based on either the Eurodollar rate or the reference rate, plus a margin determined by the credit rating of Phillips 66’s senior unsecured long-term debt. Phillips 66 is using the proceeds for general corporate purposes.

Availability of Debt Financing
We have a BBB+ credit rating, with a negative outlook, from Standard & Poor’s and an A3 credit rating, with a negative outlook, from Moody’s Investors Service. These investment grade ratings have served to lower our borrowing costs and facilitate access to a variety of lenders. We do not have any ratings triggers on any of our corporate debt that would cause an automatic default, and thereby impact our access to liquidity, in the event of a rating downgrade. Failure to maintain strong investment grade ratings could prohibit us from accessing the commercial paper market, although we would expect to be able to access funds under our liquidity facilities mentioned above.

Off-Balance Sheet Arrangements

Lease Residual Value Guarantees
In September 2020, we amended the operating lease agreement for our headquarters facility in Houston, Texas, and extended the lease term from June 2021 to September 2025. Under this agreement, we have the option, at the end of the lease term, to request to renew the lease, purchase the facility or assist the lessor in marketing it for resale. We have a residual value guarantee associated with the operating lease agreement with a maximum potential future exposure of $514 million at December 31, 2020. We also have residual value guarantees associated with railcar and airplane leases with maximum potential future payments totaling $381 million. These operating leases have remaining terms of up to nine years.

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

Dakota Access and ETCO have guaranteed repayment of the notes. In addition, Phillips 66 Partners and its coventurers in Dakota Access provided a Contingent Equity Contribution Undertaking (CECU) in conjunction with the notes offering. Under the CECU, the co-venturers may be severally required to make proportionate equity contributions to Dakota Access if there is an unfavorable final judgment in the ongoing litigation related to an easement granted by the U.S. Army Corps of Engineers (USACE) to allow the pipeline to be constructed under Lake Oahe in North Dakota. Contributions may be required if Dakota Access determines that the issues included in any such final judgment cannot be remediated and Dakota Access has or is projected to have insufficient funds to satisfy repayment of the notes. If Dakota Access undertakes remediation to cure issues raised in a final judgment, contributions may be required if any series of the notes become due, whether by acceleration or at maturity, during such time, to the extent Dakota Access has or is projected to have insufficient funds to pay such amounts. At December 31, 2020, Phillips 66 Partners’ share of the maximum potential equity contributions under the CECU was approximately $631 million and the aggregate book value of Phillips 66 Partners’ investments in Dakota Access and ETCO was $577 million.

In March 2020, the trial court presiding over this litigation ordered the USACE to prepare an Environmental Impact Statement (EIS) and requested additional information to enable a decision on whether the Dakota Access Pipeline should be shut down while the EIS is being prepared. In July 2020, the trial court ordered the Dakota Access Pipeline to be shut down and emptied of crude oil within 30 days and that the pipeline should remain shut down pending the preparation of the EIS by the USACE, which the USACE has indicated is expected to take approximately 13 months. Dakota Access filed an appeal and a request for a stay of the order, which was granted. In January 2021, the appellate court affirmed the trial court’s order that: (1) vacated Dakota Access’s easement under Lake Oahe, and (2) directed the USACE to prepare an EIS. The appellate court did not affirm the trial court’s order that the Dakota Access Pipeline be shut down and emptied of crude oil. However, the appellate court acknowledged the precise consequences of the vacated easement remain uncertain. Since the pipeline is now an encroachment, the USACE could seek a shutdown of the pipeline during the preparation of the EIS. Alternatively, the trial court could again issue an injunction that the pipeline be shut down, assuming it makes all findings necessary for injunctive relief. A status hearing is scheduled for April 9, 2021, at which time the parties will discuss the appellate court’s decision and how the USACE plans to proceed given the vacating of the easement.

If the pipeline is required to cease operations pending the preparation of the EIS, and should Dakota Access and ETCO not have sufficient funds to pay ongoing expenses, Phillips 66 Partners also could be required to support its share of the ongoing expenses, including scheduled interest payments on the notes of approximately $25 million annually, in addition to the potential obligations under the CECU.

Gray Oak Pipeline, LLC
Gray Oak Pipeline, LLC had a third-party term loan facility with a borrowing capacity of $1,379 million, inclusive of accrued interest. Phillips 66 Partners and its co-venturers provided a guarantee through an equity contribution agreement requiring proportionate equity contributions to Gray Oak Pipeline, LLC up to the total outstanding loan amount, plus any additional accrued interest and associated fees, if Gray Oak Pipeline, LLC defaulted on certain of its obligations thereunder. In September 2020, Gray Oak Pipeline, LLC fully repaid the outstanding balance of the term loan facility, and the associated equity contribution agreement was terminated.

See Note 13—Guarantees, in the Notes to Consolidated Financial Statements, for additional information on our guarantees.

Capital Requirements

Capital Expenditures and Investments
For information about our capital expenditures and investments, see the “Capital Spending” section below.

Debt Financing
Our debt balance at December 31, 2020, was $15.9 billion and our total debt-to-capital ratio was 42%.

See Note 12—Debt, in the Notes to Consolidated Financial Statements, for our annual debt maturities over the next five years and more information on debt repayments.

Debt Incurred During 2020
As noted in “Significant Sources of Capital,” Phillips 66 received approximately $4.7 billion in proceeds from debt issuances during 2020, while repaying approximately $1.0 billion of debt. Phillips 66 Partners had net borrowings of $415 million under its revolving credit facility during 2020. The net increase in debt of $4.1 billion reflects our response to the COVID-19 pandemic’s negative impacts on our operating cash flows. As economic conditions improve and our operating cash flows return to more typical levels, we will continue to prioritize funding sustaining capital expenditures and the company’s dividend. After these cash flow needs, we expect to prioritize repayment of debt, with an objective of maintaining our investment grade credit ratings and reducing our debt to pre-pandemic levels. We intentionally structured the maturities and call options of our debt issued in 2020 to facilitate these objectives. Additionally, restarting our share repurchase program remains a priority once operating cash flows exceed amounts needed to fulfill the other priorities stated above and assuming our shares are trading below intrinsic value.

Joint Venture Loans
During 2020, we and our co-venturer provided member loans to WRB. At December 31, 2020, our share of the loan balance was $277 million. The need for additional loans to WRB in 2021, as well as WRB’s repayment schedule, will depend on market conditions.

Dividends
On February 10, 2021, our Board of Directors declared a quarterly cash dividend of $0.90 per common share, payable March 1, 2021, to holders of record at the close of business on February 22, 2021. We expect that our Board of Directors will continue to declare quarterly dividends in 2021.

Share Repurchases
Since July 2012, our Board of Directors has authorized an aggregate of $15 billion of repurchases of our outstanding common stock. The authorizations do not have expiration dates. The share repurchases are expected to be funded primarily through available cash. We are not obligated to repurchase any shares of common stock pursuant to these authorizations and may commence, suspend or terminate repurchases at any time. Since the inception of our share repurchase program in 2012, we have repurchased 159 million shares at an aggregate cost of $12.5 billion. Shares of stock repurchased are held as treasury shares. We suspended share repurchases in mid-March 2020 to preserve liquidity in response to the global economic disruption caused by the COVID-19 pandemic.

Contractual Obligations

The following table summarizes our aggregate contractual fixed and variable obligations as of December 31, 2020:

	Millions of Dollars
	Payments Due by Period
	Total	Up to 1 Year	Years 2-3	Years 4-5	After 5 Years

Debt obligations (a)	$15,716	965	3,000	2,700	9,051
Finance lease obligations	264	16	30	32	186
Software obligations	19	6	10	3	—
Total debt	15,999	987	3,040	2,735	9,237
Interest on debt	7,434	568	998	866	5,002
Operating lease obligations	1,372	406	455	240	271
Purchase obligations (b)	76,887	28,946	9,742	8,099	30,100
Other long-term liabilities (c)
Asset retirement obligations	309	9	40	29	231
Accrued environmental costs	427	70	131	65	161
Repatriation income tax liability (d)	88	9	27	52	—
Total	$102,516	30,995	14,433	12,086	45,002

(a)For additional information, see Note 12—Debt, in the Notes to Consolidated Financial Statements.

(b)Represents any agreement to purchase goods or services that is enforceable, legally binding and specifies all significant terms. We expect these purchase obligations will be fulfilled with operating cash flows in the applicable maturity period. The majority of the purchase obligations are market-based contracts, including exchanges and futures, for the purchase of products such as crude oil and raw NGL. The products are used to supply our refineries and fractionators and optimize our supply chain. Product purchase commitments with third parties totaled $29,551 million. Related party purchase commitments totaled $31,729 million and included purchases from CPChem, DCP Midstream and other equity affiliates.

Purchase obligations of $4,027 million are related to agreements to access and utilize the capacity of third-party equipment and facilities, including pipelines and product terminals, to transport, process, treat, and store products. The remainder is primarily our net share of purchase commitments for materials and services for jointly owned facilities where we are the operator.

(c)Excludes pensions and unrecognized income tax benefits. From 2021 through 2025, we expect to contribute an average of $125 million per year to our qualified and nonqualified pension and other postretirement benefit plans in the United States and an average of $30 million per year to our non-U.S. plans. The U.S. five-year average consists of approximately $40 million for 2021 and $145 million per year for the remaining four years. Our minimum funding in 2021 is expected to be $40 million in the United States and $30 million outside the United States.
This amount also excludes unrecognized tax benefits of $56 million because the ultimate disposition and timing of any tax payments to be made with regard to such amounts are not reasonably estimable or the amounts relate to potential refunds. This amount also excludes interest of $5 million. Although unrecognized tax benefits are not a contractual obligation, they represent potential demands on our liquidity.

(d)We elected to pay the one-time deemed repatriation income tax on foreign-sourced earnings, recognized as a result of the Tax Act enacted in December 2017, in installments over eight years beginning in 2018. The amount represents the remaining income tax liability.

Capital Spending

Our capital expenditures and investments represent consolidated capital spending. Our adjusted capital spending is a non-GAAP financial measure that demonstrates our net share of capital spending, and reflects an adjustment for the portion of our consolidated capital spending funded by certain joint venture partners.

	Millions of Dollars
	2021 Budget	2020	2019	2018
Capital Expenditures and Investments
Midstream	$615	1,747	2,292	1,548
Chemicals	—	—	—	—
Refining	776	816	1,001	826
Marketing and Specialties	116	173	374	125
Corporate and Other	166	184	206	140
Total Capital Expenditures and Investments	1,673	2,920	3,873	2,639
Less: capital spending funded by certain joint venture partners*	5	61	423	—
Adjusted Capital Spending	$1,668	2,859	3,450	2,639

Selected Equity Affiliates**
DCP Midstream	$55	119	472	484
CPChem	410	284	382	339
WRB	242	175	175	156
	$707	578	1,029	979
* Included in the Midstream segment.
** Our share of joint venture’s capital spending.

Midstream
Capital spending in our Midstream segment during the three-year period ended December 31, 2020, included:

•Continued development of additional Gulf Coast fractionation capacity. During 2020, Phillips 66 commenced operations of two new NGL fractionators (Frac 2 and Frac 3) at the Sweeny Hub in Texas.

•Contributions by Phillips 66 Partners to fund the Gray Oak Pipeline project and South Texas Gateway Terminal development activities.

•Construction activities on Phillips 66 Partners’ C2G Pipeline that will connect its Clemens Caverns storage facility to petrochemical facilities in Gregory, Texas.

•Contributions to joint ventures to develop and construct crude oil pipeline systems, including the Liberty Pipeline system.

•Construction activities to increase storage and export capacity at our Beaumont Terminal.

•Construction of Phillips 66 Partners’ Sweeny to Pasadena refined petroleum product pipeline.

•Construction of Phillips 66 Partners’ new isomerization unit at the Lake Charles Refinery.

•Contributions to Bayou Bridge Pipeline, LLC, a Phillips 66 Partners’ 40 percent-owned joint venture, for the construction of a pipeline from Nederland, Texas, to Lake Charles, Louisiana, and a pipeline segment from Lake Charles to St. James, Louisiana.

•Spending associated with other return, reliability and maintenance projects in our Transportation and NGL businesses.

In March 2020, the development and construction of our Red Oak Pipeline system and Sweeny Frac 4, as well as Phillips 66 Partners’ Liberty Pipeline system projects, were deferred as a result of the challenging business environment. In the third quarter of 2020, the Red Oak Pipeline project was canceled. We plan to resume construction of Sweeny Frac 4 in the second half of 2021.

During the three-year period ended December 31, 2020, DCP Midstream’s self-funded capital expenditures and investments were $2.1 billion on a 100% basis. Capital spending during this period was primarily for expansion projects and maintenance capital expenditures for existing assets. Expansion projects included construction of the Latham II offload facilities, the Cheyenne Connector, and the Mewbourn 3 and O’Connor 2 plants, as well as investments in the Sand Hills, Southern Hills and Gulf Coast Express pipeline joint ventures.

Chemicals
During the three-year period ended December 31, 2020, CPChem had a self-funded capital program that totaled $2.0 billion on a 100% basis. The capital spending was primarily for the development of U.S. Gulf Coast petrochemical projects, debottlenecking projects on existing assets, and the development of a petrochemicals complex in Qatar.

Refining
Capital spending for the Refining segment during the three-year period ended December 31, 2020, was $2.6 billion, primarily for refinery upgrade projects to enhance the yield of high-value products, renewable diesel projects, improvements to the operating integrity of key processing units, and safety-related projects.

Key projects completed during the three-year period included:

•Installation of facilities to improve clean product yield at the Bayway and Lake Charles refineries, as well as the jointly owned Borger and Wood River refineries.

•Installation of facilities to improve product value at the Bayway and Sweeny refineries.

•Installation of facilities to improve processing of advantaged crude at the Lake Charles refinery.

•Installation of facilities to comply with the EPA Tier 3 gasoline regulations at the Bayway and Ferndale refineries.

Marketing and Specialties
Capital spending for the M&S segment during the three-year period ended December 31, 2020, was primarily for an investment in a U.S. West Coast retail marketing joint venture, and the acquisition, development and enhancement of retail sites in Europe.

Corporate and Other
Capital spending for Corporate and Other during the three-year period ended December 31, 2020, was primarily for information technology and facilities.

2021 Budget
Our 2021 capital budget is $1.7 billion, including $305 million of Phillips 66 Partners’ planned capital spending. Our projected $1.7 billion capital budget excludes our portion of planned capital spending by our major joint ventures DCP Midstream, CPChem and WRB totaling $707 million. Phillips 66 Partners’ planned capital spending of $305 million includes $5 million of capital expected to be funded by a joint venture partner.

The Midstream capital budget is $615 million, of which $5 million is expected to be funded by a joint venture partner. The Midstream growth capital budget is directed toward completing near-term committed and optimization projects, including the construction of Sweeny Frac 4 and the completion of the C2G Pipeline. Sustaining capital will be used to enhance asset integrity and reliability. Refining’s capital budget of $776 million includes $521 million of sustaining capital for reliability, safety and environmental projects. The Refining budget includes $255 million for high-return, quick-payout projects to enhance margins by improving clean product yields and reducing feedstock costs, as well as investments to competitively position the company for a lower carbon future. The Refining budget also includes pre-construction engineering and design costs related to the company’s plans to reconfigure the San Francisco Refinery in Rodeo, California, to produce renewable fuels. The M&S capital budget of $116 million primarily reflects the development and improvement of our international retail sites. The Corporate and Other capital budget of $166 million will primarily fund digital transformation projects, including a new enterprise resource planning system.

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

Environmental
We are subject to international, federal, state and local environmental laws and regulations. Among the most significant of these international and federal environmental laws and regulations are the:

•U.S. Federal Clean Air Act, which governs air emissions.
•U.S. Federal Clean Water Act, which governs discharges into water bodies.
•European Union Regulation for Registration, Evaluation, Authorization and Restriction of Chemicals (REACH), which governs production, marketing and use of chemicals.
•U.S. Federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), which imposes liability on generators, transporters and arrangers of hazardous substances at sites where hazardous substance releases have occurred or are threatening to occur.
•U.S. Federal Resource Conservation and Recovery Act (RCRA), which governs the treatment, storage and disposal of solid waste.
•U.S. Federal Emergency Planning and Community Right-to-Know Act (EPCRA), which requires facilities to report toxic chemical inventories to local emergency planning committees and response departments.

•U.S. Federal Oil Pollution Act of 1990 (OPA90), under which owners and operators of onshore facilities and pipelines as well as owners and operators of vessels are liable for removal costs and damages that result from a discharge of oil into navigable waters of the United States.
•European Union Trading Directive resulting in the European Union Emissions Trading Scheme (EU ETS), which uses a market-based mechanism to incentivize the reduction of greenhouse gas (GHG) emissions, as well as the United Kingdom Emissions Trading Scheme (UK ETS), which will replace the EU ETS in the United Kingdom beginning April 30, 2021.

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

Other foreign countries and many states where we operate also have, or are developing, similar environmental laws and regulations governing these same types of activities. While similar, in some cases these regulations may impose additional, or more stringent, requirements that can add to the cost and difficulty of developing infrastructure and marketing and transporting products across state and international borders. For example, in California the South Coast Air Quality Management District (SCAQMD) approved amendments to the Regional Clean Air Incentives Market (RECLAIM) that became effective in 2016, which require a phased reduction of nitrogen oxide emissions through 2022, affecting refineries in the Los Angeles metropolitan area. In 2017, SCAQMD required additional nitrogen dioxide emissions reductions through 2025 and is now promulgating new regulations to replace the RECLAIM program with a traditional command and control regulatory regime.

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

An example of this in the fuels area is the Energy Independence and Security Act of 2007 (EISA). It requires fuel producers and importers to provide additional renewable fuels for transportation motor fuels and stipulates a mix of various types. RINs form the mechanism used by the EPA to record compliance with the Renewable Fuel Standard. If an obligated party has more RINs than it needs to meet its obligation, it may sell or trade the extra RINs, or instead choose to “bank” them for use the following year. We have met the stringent requirements to date while establishing implementation, operating and capital strategies, along with advanced technology development, to address projected future requirements. It is uncertain how various future requirements contained in EISA, and the regulations promulgated thereunder, may be implemented and what their full impact may be on our operations. For the 2020 compliance year, the EPA set volumes of advanced and total renewable fuels required to be blended into transportation fuels at higher levels than in previous years; it is uncertain if these increased obligations will be achievable by fuel producers and shippers without drawing on the RIN bank. Additionally, we may experience a decrease in demand for refined petroleum products due to the regulatory program as currently promulgated. This program continues to be the subject of possible Congressional review and re-promulgation in revised form, and the EPA’s regulations pertaining to the 2019 and 2020 compliance years are subject to legal challenge, further creating uncertainty regarding renewable fuel volume requirements and obligations. Uncertainty also exists surrounding compliance year 2021, as the EPA has not yet promulgated standards for that compliance year, although we expect the EPA to follow its past practice of using its authority to reduce the statutorily required volumes under EISA of advanced and total renewable fuels required to be blended into transportation fuels. Compliance with the regulation has been further complicated as the market for RINs has been the subject of fraudulent third-party activity, and it is possible that some RINs that we have purchased may be determined to be invalid. Should that occur, we could incur costs to replace those fraudulent RINs. Although the cost for replacing any fraudulently marketed RINs is not reasonably estimable at this time, we would not expect such costs to have a material impact on our results of operations or financial condition.

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

We occasionally receive requests for information or notices of potential liability from the EPA and state environmental agencies alleging that we are a potentially responsible party under CERCLA or an equivalent state statute. On occasion, we also have been made a party to cost recovery litigation by those agencies or by private parties. These requests, notices and lawsuits assert potential liability for remediation costs at various sites that typically are not owned by us, but allegedly contain wastes attributable to our past operations. As of December 31, 2019, we reported that we had been notified of potential liability under CERCLA and comparable state laws at 27 sites within the United States. During 2020, we were notified of one previously resolved site that was returned to active status and three sites that were deemed resolved and closed, leaving 25 unresolved sites with potential liability at December 31, 2020.

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

Expensed environmental costs were $610 million in 2020 and are expected to be approximately $720 million per year in 2021 and 2022. Capitalized environmental costs were $131 million in 2020 and are expected to be approximately $105 million and $140 million, in 2021 and 2022, respectively. These amounts do not include capital expenditures made for other purposes that have an indirect benefit on environmental compliance.

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

Climate Change
There has been a broad range of proposed or promulgated state, national and international laws focusing on GHG emissions reduction, including various regulations proposed or issued by the EPA. These proposed or promulgated laws apply or could apply in states and/or countries where we have interests or may have interests in the future. Laws regulating GHG emissions continue to evolve, and while it is not possible to accurately estimate either a timetable for implementation or our future compliance costs relating to implementation, such laws potentially could have a material impact on our results of operations and financial condition as a result of increasing costs of compliance, lengthening project implementation and agency reviews, or reducing demand for certain hydrocarbon products. Examples of legislation or precursors for possible regulation that do or could affect our operations include:

•EU ETS, which is part of the European Union’s policy to combat climate change and is a key tool for reducing industrial GHG emissions. EU ETS impacts factories, power stations and other installations across all EU member states. As a result of the United Kingdom’s exit from the European Union (BREXIT), those types of entities in the United Kingdom will be subject to the UK ETS, rather than the EU ETS, beginning April 30, 2021.

•California’s Senate Bill No. 32, which requires reduction of California's GHG emissions to 40% below the 1990 emission level by 2030, and Assembly Bill 398, which extends the California GHG emission cap and trade program through 2030. Other GHG emissions programs in the western U.S. states have been enacted or are under consideration or development, including amendments to California's Low Carbon Fuel Standard, Oregon's Low Carbon Fuel Standard, and Washington's carbon reduction programs.

•The U.S. Supreme Court decision in Massachusetts v. EPA, 549 U.S. 497, 127 S. Ct. 1438 (2007), confirming that the EPA has the authority to regulate carbon dioxide as an “air pollutant” under the Federal Clean Air Act.

•The EPA’s announcement on March 29, 2010 (published as “Interpretation of Regulations that Determine Pollutants Covered by Clean Air Act Permitting Programs,” 75 Fed. Reg. 17004 (April 2, 2010)), and the EPA’s and U.S. Department of Transportation’s joint promulgation of a Final Rule on April 1, 2010, that triggers regulation of GHGs under the Clean Air Act. These collectively may lead to more climate-based claims for damages, and may result in longer agency review time for development projects to determine the extent of potential climate change.

•The EPA's 2015 Final Rule regulating GHG emissions from existing fossil fuel-fired electrical generating units under the Federal Clean Air Act, commonly referred to as the Clean Power Plan. The EPA commenced rulemaking in 2017 to rescind the Clean Power Plan and, in August 2018, the EPA proposed the Affordable Clean Energy (ACE) rule as its replacement. On January 19, 2021, the U.S. Court of Appeals for the District of Columbia invalidated the ACE rule and remanded the matter to the EPA, essentially restarting this rulemaking process.

•Carbon taxes in certain jurisdictions.

•GHG emission cap and trade programs in certain jurisdictions.

In the EU, the first phase of the EU ETS completed at the end of 2007. Phase II was undertaken from 2008 through 2012, and Phase III ran from 2013 through to 2020. Phase IV runs from January 1, 2021 through 2030 and sectors covered under the ETS must reduce their GHG emissions by 43% compared to 2005 levels. From April 30, 2021, the United Kingdom will no longer be part of the EU ETS and has launched the UK ETS. Phillips 66 has assets that are subject to the EU ETS and assets that will be subject to the UK ETS.

From November 30 to December 12, 2015, more than 190 countries, including the United States, participated in the United Nations Climate Change Conference in Paris, France. The conference culminated in what is known as the “Paris Agreement,” which, upon certain conditions being met, entered into force on November 4, 2016. The Paris Agreement establishes a commitment by signatory parties to pursue domestic GHG emission reductions. In 2017, President Trump announced his intention to withdraw the United States from the Paris Agreement and that withdrawal became effective on November 4, 2020. On January 20, 2021, President Biden signed the “Acceptance on Behalf of the United States of America,” which allows the United States to rejoin the Paris Agreement. The United States officially rejoined the Paris Agreement in February 2021, which could lead to additional GHG emission reduction requirements for sources in the United States.

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

An example of one such program is California’s cap and trade program, which was promulgated pursuant to the State’s Global Warming Solutions Act. The program had been limited to certain stationary sources, which include our refineries in California, but beginning in January 2015 was expanded to include emissions from transportation fuels distributed in California. Inclusion of transportation fuels in California’s cap and trade program as currently promulgated has increased our cap and trade program compliance costs. The ultimate impact on our financial performance, either positive or negative, from this and similar programs, will depend on a number of factors, including, but not limited to:

•Whether and to what extent legislation or regulation is enacted.
•The nature of the legislation or regulation, such as a cap and trade system or a tax on emissions.
•The GHG reductions required.
•The price and availability of offsets.
•The demand for, and amount and allocation of allowances.
•Technological and scientific developments leading to new products or services.
•Any potential significant physical effects of climate change, such as increased severe weather events, changes in sea levels and changes in temperature.
•Whether, and the extent to which, increased compliance costs are ultimately reflected in the prices of our products and services.

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

Impairment of Long-Lived Assets and Equity Method Investments
Long-lived assets used in operations are assessed for impairment whenever changes in facts and circumstances indicate a possible significant deterioration in future expected cash flows. If the sum of the undiscounted expected future before-tax cash flows of an asset group is less than the carrying value, including applicable liabilities, the carrying value is written down to estimated fair value. Individual assets are grouped for impairment purposes based on a judgmental assessment of the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other assets. Because there usually is a lack of quoted market prices for long-lived assets, the fair value of impaired assets is typically determined using one or more of the following methods: the present value of expected future cash flows using discount rates and other assumptions believed to be consistent with those used by principal market participants; a market multiple for similar assets; historical market transactions including similar assets, adjusted using principal market participant assumptions when necessary; or replacement cost adjusted for physical deterioration and economic obsolescence. The expected future cash flows used for impairment reviews and related fair value calculations are based on judgmental assessments, including future volumes, commodity prices, operating costs, margins, discount rates and capital project decisions, considering all available information at the date of review.

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

See Note 9—Impairments, in the Notes to Consolidated Financial Statements, for information about significant impairments recorded in 2020 and 2019.

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

Intangible Assets and Goodwill
At December 31, 2020, we had $725 million of intangible assets that we have determined to have indefinite useful lives, and therefore do not amortize. The judgmental determination that an intangible asset has an indefinite useful life is continuously evaluated. If, due to changes in facts and circumstances, management determines these intangible assets have finite useful lives, amortization will commence at that time on a prospective basis. As long as these intangible assets are determined to have indefinite lives, they will be subject to at least annual impairment tests that require management’s judgment of their estimated fair value.

At December 31, 2020, we had $1.4 billion of goodwill recorded in conjunction with past business combinations. Goodwill is not amortized. Instead, goodwill is subject to at least annual tests for impairment at a reporting unit level. A reporting unit is an operating segment or a component that is one level below an operating segment, and it is determined primarily based on the manner in which the business is managed.

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

See Note 9—Impairments, and Note 16—Fair Value Measurements, in the Notes to Consolidated Financial Statements, for additional information regarding the goodwill impairment we recorded in the first quarter of 2020.

We completed our annual qualitative assessment of goodwill as of October 1, 2020, and concluded that the fair values of our reporting units exceeded their respective carrying values (including goodwill). A decline in the estimated fair value of one or more of our reporting units in the future could result in an impairment. As such, we continue to monitor for indicators of impairment until our next annual impairment assessment is performed.

Tax Assets and Liabilities
Our operations are subject to various taxes, including federal, state and foreign income taxes, property taxes, and transactional taxes such as excise, sales and use, value-added and payroll taxes. We record tax liabilities based on our assessment of existing tax laws and regulations. The recording of tax liabilities requires significant judgment and estimates. We recognize the financial statement effects of an income tax position when it is more likely than not that the position will be sustained upon examination by a taxing authority. A contingent liability related to a transactional tax claim is recorded if the loss is both probable and reasonably estimable. Actual incurred tax liabilities can vary from our estimates for a variety of reasons, including different interpretations of tax laws and regulations and different assessments of the amount of tax due.

In determining our income tax expense (benefit), we assess the likelihood our deferred tax assets will be recovered through future taxable income. Valuation allowances reduce deferred tax assets to an amount that will, more likely than not, be realized. Judgment is required in estimating the amount of valuation allowance, if any, that should be recorded against our deferred tax assets. Based on our historical taxable income, our expectations for the future, and available tax-planning strategies, we expect our net deferred tax assets will more likely than not be realized as offsets to reversing deferred tax liabilities and as reductions to future taxable income. If our actual results of operations differ from such estimates or our estimates of future taxable income change, the valuation allowance may need to be revised.

New tax laws and regulations, as well as changes to existing tax laws and regulations, are continuously being proposed or promulgated. The implementation of future legislative and regulatory tax initiatives could result in increased income tax liabilities that cannot be predicted at this time.

Projected Benefit Obligations
Calculation of the projected benefit obligations for our defined benefit pension and postretirement plans impacts the obligations on the balance sheet and the amount of benefit expense in the statement of operations. The actuarial calculation of projected benefit obligations and company contribution requirements involves judgment about uncertain future events, including estimated retirement dates, salary levels at retirement, mortality rates, lump-sum election rates, rates of return on plan assets, future interest rates, future health care cost-trend rates, and rates of utilization of health care services by retirees. We engage outside actuarial firms to assist in the calculation of these projected benefit obligations and company contribution requirements due to the specialized nature of these calculations. As financial accounting rules and the pension plan funding regulations promulgated by governmental agencies have different objectives and requirements, the actuarial methods and assumptions for the two purposes differ in certain important respects. Ultimately, we will be required to fund all promised benefits under pension and postretirement benefit plans not funded by plan assets or investment returns, but the judgmental assumptions used in the actuarial calculations significantly affect periodic financial statements and funding patterns over time. Benefit expense is particularly sensitive to the discount rate and return on plan assets assumptions. A one percentage-point decrease in the discount rate assumption used for the plan obligation would increase annual benefit expense by an estimated $70 million, while a one percentage-point decrease in the return on plan assets assumption would increase annual benefit expense by an estimated $40 million. In determining the discount rate, we use yields on high-quality fixed income investments with payments matched to the estimated distributions of benefits from our plans.

The expected weighted-average long-term rate of return for worldwide pension plan assets was approximately 6% for both 2020 and 2019, while the actual weighted-average rate of return was 12% in 2020 and 18% in 2019. For the past ten years, our actual weighted-average rate of return for worldwide pension plan assets was 9%.

GUARANTOR FINANCIAL INFORMATION
At December 31, 2020, Phillips 66 had $11 billion of senior unsecured notes outstanding guaranteed by Phillips 66 Company, a direct, wholly owned operating subsidiary of Phillips 66. Phillips 66 conducts substantially all of its operations through subsidiaries, including Phillips 66 Company, and those subsidiaries generate substantially all of its operating income and cash flow. The guarantees are (1) unsecured obligations of Phillips 66 Company, (2) rank equally with all of Phillips 66 Company’s other unsecured and unsubordinated indebtedness, and (3) are full and unconditional.

Summarized financial information of Phillips 66 and Phillips 66 Company (the Obligor Group) is presented on a combined basis. Intercompany transactions among the members of the Obligor Group have been eliminated. The financial information of non-guarantor subsidiaries has been excluded from the summarized financial information. Significant intercompany transactions and receivable/payable balances between the Obligor Group and non-guarantor subsidiaries are presented separately in the summarized financial information.

The summarized results of operations for the year ended December 31, 2020, and the summarized financial position at December 31, 2020, for the Obligor Group on a combined basis were:

Summarized Combined Statement of Operations	Millions of Dollars
Sales and other operating revenues	$47,950
Revenues and other income—non-guarantor subsidiaries	3,211
Purchased crude oil and products—third parties	32,187
Purchased crude oil and products—related parties	6,433
Purchased crude oil and products—non-guarantor subsidiaries	8,690
Impairments	2,777
Loss before income taxes	(5,111)
Net loss	(3,882)

Summarized Combined Balance Sheet	Millions of Dollars
Accounts and notes receivable—third parties	$4,060
Accounts and notes receivable—related parties	804
Due from non-guarantor subsidiaries, current	288
Total current assets	8,965
Investments and long-term receivables	9,229
Net properties, plants and equipment	12,815
Goodwill	1,047
Due from non-guarantor subsidiaries, noncurrent	6,173
Other assets associated with non-guarantor subsidiaries	2,870
Total noncurrent assets	34,034
Total assets	42,999

Due to non-guarantor subsidiaries, current	$2,203
Total current liabilities	7,938
Long-term debt	11,330
Due to non-guarantor subsidiaries, noncurrent	9,316
Total noncurrent liabilities	26,044
Total liabilities	33,982
Total equity	9,017
Total liabilities and equity	42,999

NON-GAAP RECONCILIATIONS

Refining

Our realized refining margins measure the difference between (a) sales and other operating revenues derived from the sale of petroleum products manufactured at our refineries and (b) costs of feedstocks, primarily crude oil, used to produce the petroleum products. The realized refining margins are adjusted to include our proportional share of our joint venture refineries’ realized margins, as well as to exclude those items that are not representative of the underlying operating performance of a period, which we call “special items.” The realized refining margins are converted to a per-barrel basis by dividing them by total refinery processed inputs (primarily crude oil) measured on a barrel basis, including our share of inputs processed by our joint venture refineries. Our realized refining margin per barrel is intended to be comparable with industry refining margins, which are known as “crack spreads.” As discussed in “Business Environment,” industry crack spreads measure the difference between market prices for refined petroleum products and crude oil. We believe realized refining margin per barrel calculated on a similar basis as industry crack spreads provides a useful measure of how well we performed relative to benchmark industry refining margins.

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

	Millions of Dollars, Except as Indicated
Realized Refining Margins	Atlantic Basin/Europe	Gulf Coast	Central Corridor	West Coast	Worldwide

Year Ended December 31, 2020
Loss before income taxes	$(1,224)	(2,077)	(641)	(2,213)	(6,155)
Plus:
Taxes other than income taxes	61	107	51	89	308
Depreciation, amortization and impairments	643	968	571	1,460	3,642
Selling, general and administrative expenses	44	39	28	38	149
Operating expenses	774	1,354	498	1,000	3,626
Equity in losses of affiliates	10	3	363	—	376
Other segment (income) expense, net	1	1	(2)	5	5
Proportional share of refining gross margins contributed by equity affiliates	67	—	298	—	365
Special items:
Certain tax impacts	(6)	—	—	—	(6)
Realized refining margins	$370	395	1,166	379	2,310

Total processed inputs (thousands of barrels)	170,536	213,871	92,050	110,602	587,059
Adjusted total processed inputs (thousands of barrels)*	170,536	213,871	162,693	110,602	657,702

Loss before income taxes per barrel (dollars per barrel)**	$(7.18)	(9.71)	(6.96)	(20.01)	(10.48)
Realized refining margins (dollars per barrel)***	2.17	1.85	7.17	3.43	3.51

Year Ended December 31, 2019
Income (loss) before income taxes	$608	364	1,338	(324)	1,986
Plus:
Taxes other than income taxes	52	73	40	85	250
Depreciation, amortization and impairments	198	271	135	253	857
Selling, general and administrative expenses	39	23	22	31	115
Operating expenses	863	1,449	550	1,143	4,005
Equity in (earnings) losses of affiliates	11	2	(331)	—	(318)
Other segment (income) expense, net	(16)	(3)	—	5	(14)
Proportional share of refining gross margins contributed by equity affiliates	69	—	1,073	—	1,142
Special items:
Pending claims and settlements	—	—	(21)	—	(21)
Realized refining margins	$1,824	2,179	2,806	1,193	8,002

Total processed inputs (thousands of barrels)	195,506	293,666	103,294	130,014	722,480
Adjusted total processed inputs (thousands of barrels)*	195,506	293,666	188,045	130,014	807,231

Income (loss) before income taxes per barrel (dollars per barrel)**	$3.11	1.24	12.95	(2.49)	2.75
Realized refining margins (dollars per barrel)***	9.33	7.42	14.91	9.18	9.91
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

Marketing

Our realized marketing fuel margins measure the difference between (a) sales and other operating revenues derived from the sale of fuels in our M&S segment and (b) costs of those fuels. The realized marketing fuel margins are adjusted to exclude those items that are not representative of the underlying operating performance of a period, which we call “special items.” The realized marketing fuel margins are converted to a per-barrel basis by dividing them by sales volumes measured on a barrel basis. We believe realized marketing fuel margin per barrel demonstrates the value uplift our marketing operations provide by optimizing the placement and ultimate sale of our refineries’ fuel production.

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

	Millions of Dollars, Except as Indicated
	U.S.			International
	2020	2019	2018	2020	2019	2018
Realized Marketing Fuel Margins

Income before income taxes	$870	916	843	454	380	505
Plus:
Taxes other than income taxes	1	5	(2)	5	6	2
Depreciation, amortization and impairment	12	10	13	70	65	71
Selling, general and administrative expenses	623	743	763	246	249	280
Equity in earnings of affiliates	(31)	(27)	(8)	(108)	(99)	(91)
Other operating revenues*	(327)	(379)	(379)	(27)	(37)	(32)
Other segment expense, net	—	—	—	1	1	2
Special items:
Certain tax impacts	—	(90)	(100)	—	—	—
Marketing margins	1,148	1,178	1,130	641	565	737
Less: margin for nonfuel related sales	—	—	—	46	44	44
Realized marketing fuel margins	$1,148	1,178	1,130	595	521	693

Total fuel sales volumes (thousands of barrels)	613,869	752,064	697,696	93,773	106,263	100,949

Income before income taxes per barrel (dollars per barrel)	$1.42	1.22	1.21	4.84	3.58	5.00
Realized marketing fuel margins (dollars per barrel)**	1.87	1.57	1.62	6.34	4.90	6.87
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

Commodity Price Risk
Generally, our policy is to remain exposed to the market prices of commodities. Consistent with this policy, we use derivative contracts to convert our exposure from fixed-price sales or purchase contracts, often specified in contracts with refined petroleum product customers, back to floating market prices. We also use futures, forwards, swaps and options in various markets to accomplish the following objectives:

•Balance physical systems or meet our refinery requirements and market demand. In addition to cash settlement prior to contract expiration, certain exchange-traded futures may be settled by physical delivery of the underlying commodity.

•Enable us to use the market knowledge gained from our physical commodity market activities to capture market opportunities, such as moving physical commodities to more profitable locations, storing commodities to capture seasonal or time premiums, and blending commodities to capture quality upgrades. Derivatives may be utilized to optimize these activities.

•Manage the risk to our cash flows from price exposures on specific crude oil, refined petroleum product, natural gas and NGL transactions.

These objectives optimize the value of our supply chain and may reduce our exposure to fluctuations in market prices.

Our use of derivative instruments is governed by an “Authority Limitations” document approved by our Board of Directors. This document prohibits the use of highly leveraged derivatives or derivative instruments without sufficient market liquidity for comparable valuations, and establishes Value at Risk (VaR) limits. Compliance with these limits is monitored daily by our global risk group.

We use a VaR model to estimate the loss in fair value that could potentially result on a single day from the effect of adverse changes in market conditions on the derivative commodity instruments held or issued. Using Monte Carlo simulation, a 95% confidence level and a one-day holding period, the VaR for derivative commodity instruments issued or held at December 31, 2020 and 2019, was immaterial to our cash flows and results of operations.

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

	Millions of Dollars, Except as Indicated
Expected Maturity Date	Fixed Rate Maturity	Average Interest Rate	Floating Rate Maturity	Average Interest Rate
Year-End 2020
2021	$—	—%	$965	1.05%
2022	2,000	4.30	—	—
2023	500	3.70	500	1.40
2024	1,100	1.32	450	0.84
2025	1,150	3.74	—	—
Remaining years	9,026	4.22	25	0.76
Total	$13,776		$1,940
Fair value	$15,597		$1,940

	Millions of Dollars, Except as Indicated
Expected Maturity Date	Fixed Rate Maturity	Average Interest Rate	Floating Rate Maturity	Average Interest Rate
Year-End 2019
2020	$—	—%	$525	2.69%
2021	—	—	550	2.46
2022	2,000	4.30	—	—
2023	—	—	—	—
2024	300	2.45	—	—
Remaining years	8,176	4.57	25	2.39
Total	$10,476		$1,100
Fair value	$11,813		$1,100

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
•Potential disruption or interruption of our operations due to accidents, weather events (including as a result of climate change), civil unrest, insurrections, political events, terrorism or cyberattacks.
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
•The factors generally described in “Item 1A. Risk Factors” in this report.

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

Management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2020. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on this assessment, management concluded the company’s internal control over financial reporting was effective as of December 31, 2020.

Ernst & Young LLP has issued an audit report on the company’s internal control over financial reporting as of December 31, 2020, and their report is included herein.

/s/ Greg C. Garland	/s/ Kevin J. Mitchell

Greg C. Garland	Kevin J. Mitchell
Chairman of the Board of Directors and	Executive Vice President, Finance and
Chief Executive Officer	Chief Financial Officer

Date: February 24, 2021

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Phillips 66

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Phillips 66 (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020 and 2019, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2021 expressed an unqualified opinion thereon.

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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) related to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Assessment of Equity Method Investment Impairment
Description of the Matter
As discussed in Note 6 to the consolidated financial statements, the Company has investments in nonconsolidated entities accounted for using the equity method, totaling $13.0 billion as of December 31, 2020. The carrying value of each equity method investment is evaluated for impairment when indicators of a loss in value below the carrying value exist, including a lack of sustained earnings or a deterioration of market conditions, among others. When there are indicators of impairment, the Company estimates the fair value of the equity method investment. Fair value is determined using various methods including the present value of expected cash flows using weighted average cost of capital (“discount rate”) and other assumptions. When the estimated fair value is lower than carrying value, the Company considers whether that impairment is other-than-temporary.

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

In order to test whether an impairment was indicated, we tested the Company’s evaluation of quoted market prices, if available, and the investments’ earnings history and sustainability under current and expected market conditions. When impairment indicators were present, we performed audit procedures that included, among others, assessing the methodologies used by management to determine fair value, testing the significant assumptions, including projected revenues, operating expenses and discount rate, and the underlying data used by the Company in its analyses. For example, we compared the estimated cash flows used within the assessment to current operating results and future expected economic trends. We also performed sensitivity analyses of significant assumptions to evaluate the impact of changes in significant assumptions to management’s fair value estimate and recalculated management’s estimate. Lastly, we evaluated management’s determination as to whether an indicated impairment was other than temporary, considering factors such as the duration and magnitude of the decline in value.

Assessment of Goodwill Impairment
Description of the Matter
As discussed in Note 9 of the consolidated financial statements, goodwill is tested for impairment at least annually at the reporting unit level or more frequently if events or changes in circumstances indicate the asset might be impaired. During the first quarter of 2020, due to the impacts of the COVID-19 pandemic, the Company identified a triggering event and performed an interim quantitative goodwill impairment test for all its reporting units. The fair value of the reporting units was determined using various methods including quoted market prices, the present value of expected cash flows using weighted average cost of capital (“discount rate”) and other assumptions, as well as market multiples based on comparable entities applied to forecasted earnings. As a result of the Company’s test, it was determined that the refining reporting unit goodwill was fully impaired and an impairment charge of $1.8 billion was recorded.

Auditing management’s goodwill impairment tests was complex and highly judgmental due to the significant estimation required to determine the fair value of the Company’s reporting units. In particular, the fair value estimates were sensitive to significant assumptions, including projected gross margins, operating expenses, capital expenditures and discount rate which are affected by expectations about future market, industry and economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment process, including controls over management’s review of the significant assumptions described above.

To test the estimated fair value of the Company’s reporting units, we performed audit procedures that included, among others, assessing the valuation methodologies and testing the significant assumptions discussed above and the completeness and accuracy of the underlying data used by the Company in its analyses. We compared the significant assumptions used by management to current industry and economic trends and evaluated whether changes to the Company’s business environment would affect the significant assumptions. For example, we compared the significant assumptions used in the expected cash flows to recent operating results and expected economic trends. We performed sensitivity analyses of certain significant assumptions to evaluate the changes in the fair value of the reporting units that would result from changes in the assumptions. We also involved our internal valuation specialists to assist in our evaluation of the significant assumptions and methodologies used by the Company in developing the fair value estimates. In addition, we tested management’s reconciliation of the fair value of the reporting units to the market capitalization of the Company.

Impairment of Certain Long-Lived Assets
Description of the Matter
As discussed in Note 9 to the consolidated financial statements, in connection with the Company’s announcement to reconfigure the San Francisco Refinery to produce renewable fuels, the Company assessed the recoverability of the San Francisco Refinery asset group and concluded that the carrying value of the asset group was not recoverable. The Company determined the fair value of these assets, utilizing a combination of replacement cost estimates and comparable market transactions, and recorded a $1.0 billion impairment charge.

Auditing management’s impairment measurement was complex and judgmental due to the significant estimation required in determining the fair value of the asset group. In particular, judgment is required in order to assess significant assumptions including replacement cost as adjusted for physical deterioration and economic obsolescence, as well as the determination of comparable market transactions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s long-lived asset impairment process, including controls over management’s review of the significant assumptions described above.

To test the estimated fair value of the Company’s San Francisco Refinery asset group, we performed audit procedures that included, among others, assessing the appropriateness of the valuation methodologies utilized and testing the key assumptions discussed above and the underlying data used by the Company in its analysis. We compared the significant assumptions used by management to industry data, economic trends, and comparable market information. We also involved our internal valuation specialists to assist in our evaluation of the significant assumptions and methodologies used by the Company in developing the fair value estimates.

        /s/ Ernst & Young LLP

Houston, Texas
February 24, 2021

We have served as the Company’s auditor since 2011.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Phillips 66

Opinion on Internal Control over Financial Reporting
We have audited Phillips 66’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Phillips 66 (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated February 24, 2021, expressed an unqualified opinion thereon.

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
/s/ Ernst & Young LLP

Houston, Texas
February 24, 2021

Consolidated Statement of Operations	Phillips 66

	Millions of Dollars
Years Ended December 31	2020	2019	2018
Revenues and Other Income
Sales and other operating revenues	$64,129	107,293	111,461
Equity in earnings of affiliates	1,191	2,127	2,676
Net gain on dispositions	108	20	19
Other income	66	119	61
Total Revenues and Other Income	65,494	109,559	114,217

Costs and Expenses
Purchased crude oil and products	57,707	95,529	97,930
Operating expenses	4,563	5,074	4,880
Selling, general and administrative expenses	1,544	1,681	1,677
Depreciation and amortization	1,395	1,341	1,356
Impairments	4,252	861	8
Taxes other than income taxes	464	409	425
Accretion on discounted liabilities	22	23	23
Interest and debt expense	499	458	504
Foreign currency transaction (gains) losses	12	5	(31)
Total Costs and Expenses	70,458	105,381	106,772
Income (loss) before income taxes	(4,964)	4,178	7,445
Income tax expense (benefit)	(1,250)	801	1,572
Net Income (Loss)	(3,714)	3,377	5,873
Less: net income attributable to noncontrolling interests	261	301	278
Net Income (Loss) Attributable to Phillips 66	$(3,975)	3,076	5,595

Net Income (Loss) Attributable to Phillips 66 Per Share of Common Stock (dollars)
Basic	$(9.06)	6.80	11.87
Diluted	(9.06)	6.77	11.80

Weighted-Average Common Shares Outstanding (thousands)
Basic	439,530	451,364	470,708
Diluted	439,530	453,888	474,047
See Notes to Consolidated Financial Statements.

Consolidated Statement of Comprehensive Income (Loss)	Phillips 66

	Millions of Dollars
Years Ended December 31	2020	2019	2018

Net Income (Loss)	$(3,714)	3,377	5,873
Other comprehensive income (loss)
Defined benefit plans
Net actuarial loss arising during the period	(261)	(156)	(16)
Prior service credit arising during the period	—	2	—
Amortization of net actuarial loss, prior service credit and settlements	144	63	148
Curtailment gain	—	—	5
Plans sponsored by equity affiliates	(77)	(21)	22
Income taxes on defined benefit plans	41	21	(33)
Defined benefit plans, net of income taxes	(153)	(91)	126
Foreign currency translation adjustments	156	94	(205)
Income taxes on foreign currency translation adjustments	(5)	1	3
Foreign currency translation adjustments, net of income taxes	151	95	(202)
Cash flow hedges	(5)	(15)	1
Income taxes on hedging activities	1	4	—
Hedging activities, net of income taxes	(4)	(11)	1
Other Comprehensive Loss, Net of Income Taxes	(6)	(7)	(75)
Comprehensive Income (Loss)	(3,720)	3,370	5,798
Less: comprehensive income attributable to noncontrolling interests	261	301	278
Comprehensive Income (Loss) Attributable to Phillips 66	$(3,981)	3,069	5,520
See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet	Phillips 66

	Millions of Dollars
At December 31	2020	2019
Assets
Cash and cash equivalents	$2,514	1,614
Accounts and notes receivable (net of allowances of $37 million in 2020 and $41 million in 2019)	5,688	7,376
Accounts and notes receivable—related parties	834	1,134
Inventories	3,893	3,776
Prepaid expenses and other current assets	347	495
Total Current Assets	13,276	14,395
Investments and long-term receivables	13,624	14,571
Net properties, plants and equipment	23,716	23,786
Goodwill	1,425	3,270
Intangibles	843	869
Other assets	1,837	1,829
Total Assets	$54,721	58,720

Liabilities
Accounts payable	$5,171	8,043
Accounts payable—related parties	378	532
Short-term debt	987	547
Accrued income and other taxes	1,351	979
Employee benefit obligations	573	710
Other accruals	1,058	835
Total Current Liabilities	9,518	11,646
Long-term debt	14,906	11,216
Asset retirement obligations and accrued environmental costs	657	638
Deferred income taxes	5,644	5,553
Employee benefit obligations	1,341	1,044
Other liabilities and deferred credits	1,132	1,454
Total Liabilities	33,198	31,551

Equity
Common stock (2,500,000,000 shares authorized at $0.01 par value) Issued (2020—648,643,223 shares; 2019—647,416,633 shares)
Par value	6	6
Capital in excess of par	20,383	20,301
Treasury stock (at cost: 2020—211,771,827 shares; 2019—206,390,806 shares)	(17,116)	(16,673)
Retained earnings	16,500	22,064
Accumulated other comprehensive loss	(789)	(788)
Total Stockholders’ Equity	18,984	24,910
Noncontrolling interests	2,539	2,259
Total Equity	21,523	27,169
Total Liabilities and Equity	$54,721	58,720
See Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows	Phillips 66

	Millions of Dollars
Years Ended December 31	2020	2019	2018
Cash Flows From Operating Activities
Net income (loss)	$(3,714)	3,377	5,873
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	1,395	1,341	1,356
Impairments	4,252	861	8
Accretion on discounted liabilities	22	23	23
Deferred income taxes	126	183	252
Undistributed equity earnings	334	(143)	221
Net gain on dispositions	(108)	(20)	(19)
Other	130	16	132
Working capital adjustments
Accounts and notes receivable	2,023	(2,308)	1,320
Inventories	(71)	(204)	(202)
Prepaid expenses and other current assets	92	(14)	(113)
Accounts payable	(2,887)	1,941	(1,546)
Taxes and other accruals	517	(245)	268
Net Cash Provided by Operating Activities	2,111	4,808	7,573

Cash Flows From Investing Activities
Capital expenditures and investments	(2,920)	(3,873)	(2,639)
Return of investments in equity affiliates	192	71	45
Proceeds from asset dispositions	51	86	12
Advances/loans—related parties	(316)	(98)	(1)
Collection of advances/loans—related parties	44	95	—
Other	(130)	31	112
Net Cash Used in Investing Activities	(3,079)	(3,688)	(2,471)

Cash Flows From Financing Activities
Issuance of debt	5,178	1,783	2,184
Repayment of debt	(1,051)	(1,307)	(1,144)
Issuance of common stock	8	32	39
Repurchase of common stock	(443)	(1,650)	(4,645)
Dividends paid on common stock	(1,575)	(1,570)	(1,436)
Distributions to noncontrolling interests	(289)	(241)	(207)
Net proceeds from issuance of Phillips 66 Partners LP common and preferred units	2	173	128
Other	(39)	269	(86)
Net Cash Provided by (Used in) Financing Activities	1,791	(2,511)	(5,167)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	77	(14)	(35)

Net Change in Cash and Cash Equivalents	900	(1,405)	(100)
Cash and cash equivalents at beginning of year	1,614	3,019	3,119
Cash and Cash Equivalents at End of Year	$2,514	1,614	3,019
See Notes to Consolidated Financial Statements.

Consolidated Statement of Changes in Equity						Phillips 66

	Millions of Dollars
	Attributable to Phillips 66
	Common Stock
	Par Value	Capital in Excess of Par	Treasury Stock	Retained Earnings	Accum. Other Comprehensive Loss	Noncontrolling Interests	Total

December 31, 2017	$6	19,768	(10,378)	16,306	(617)	2,343	27,428
Cumulative effect of accounting changes	—	—	—	36	—	13	49
Net income	—	—	—	5,595	—	278	5,873
Other comprehensive loss	—	—	—	—	(75)	—	(75)
Dividends paid on common stock	—	—	—	(1,436)	—	—	(1,436)
Repurchase of common stock	—	—	(4,645)	—	—	—	(4,645)
Benefit plan activity	—	63	—	(12)	—	—	51
Issuance of Phillips 66 Partners LP common units	—	42	—	—	—	73	115
Distributions to noncontrolling interests	—	—	—	—	—	(207)	(207)
December 31, 2018	6	19,873	(15,023)	20,489	(692)	2,500	27,153
Cumulative effect of accounting changes	—	—	—	81	(89)	(1)	(9)
Net income	—	—	—	3,076	—	301	3,377
Other comprehensive loss	—	—	—	—	(7)	—	(7)
Dividends paid on common stock	—	—	—	(1,570)	—	—	(1,570)
Repurchase of common stock	—	—	(1,650)	—	—	—	(1,650)
Benefit plan activity	—	85	—	(12)	—	—	73
Issuance of Phillips 66 Partners LP common units	—	68	—	—	—	73	141
Impacts from Phillips 66 Partners LP GP/IDR restructuring transaction	—	275	—	—	—	(373)	(98)
Distributions to noncontrolling interests	—	—	—	—	—	(241)	(241)
December 31, 2019	6	20,301	(16,673)	22,064	(788)	2,259	27,169
Net income (loss)	—	—	—	(3,975)	—	261	(3,714)
Other comprehensive loss	—	—	—	—	(6)	—	(6)
Dividends paid on common stock	—	—	—	(1,575)	—	—	(1,575)
Repurchase of common stock	—	—	(443)	—	—	—	(443)
Benefit plan activity	—	80	—	(12)	—	—	68
Transfer of equity interest	—	2	—	—	—	305	307
Net distributions to noncontrolling interests	—	—	—	—	—	(285)	(285)
Other	—	—	—	(2)	5	(1)	2
December 31, 2020	$6	20,383	(17,116)	16,500	(789)	2,539	21,523

	Shares
	Common Stock Issued	Treasury Stock

December 31, 2017	643,835,464	141,565,145
Repurchase of common stock	—	47,961,186
Shares issued—share-based compensation	1,856,297	—
December 31, 2018	645,691,761	189,526,331
Repurchase of common stock	—	16,864,475
Shares issued—share-based compensation	1,724,872	—
December 31, 2019	647,416,633	206,390,806
Repurchase of common stock	—	5,381,021
Shares issued—share-based compensation	1,226,590	—
December 31, 2020	648,643,223	211,771,827

Dollars
Years Ended December 31	Dividends Paid Per Share of Common Stock

2018	$3.10
2019	3.50
2020	3.60
See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements	Phillips 66

Note 1—Summary of Significant Accounting Policies

Consolidation Principles and Investments
Our consolidated financial statements include the accounts of majority-owned, controlled subsidiaries and variable interest entities (VIEs) where we are the primary beneficiary. Undivided interests in pipelines, natural gas plants and terminals are consolidated on a proportionate basis. See Note 27—Phillips 66 Partners LP, for further discussion on our significant consolidated VIE.

The equity method is used to account for investments in affiliates in which we have the ability to exert significant influence over the affiliates’ operating and financial policies, including VIEs, of which we are not the primary beneficiary. Other securities and investments are generally carried at fair value, or cost less impairments, if any, adjusted up or down for price changes in similar financial instruments issued by the investee, when and if observed. See Note 6—Investments, Loans and Long-Term Receivables, for further discussion on our significant unconsolidated VIEs.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles in the United States (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

Foreign Currency Translation
Adjustments resulting from the process of translating financial statements with foreign functional currencies into U.S. dollars are included in accumulated other comprehensive income (loss) in stockholders’ equity. Foreign currency transaction gains and losses result from remeasuring monetary assets and liabilities denominated in a foreign currency into the functional currency of our subsidiary holding the asset or liability. We include these transaction gains and losses in current earnings (loss). Most of our foreign operations use their local currency as the functional currency.

Cash Equivalents
Cash equivalents are highly liquid, short-term investments that are readily convertible to known amounts of cash and will mature within 90 days or less from the date of acquisition. We carry these investments at cost plus accrued interest.

Inventories
We have several valuation methods for our various types of inventories and consistently use the following methods for each type of inventory. Crude oil and refined petroleum products inventories are valued at the lower of cost or market in the aggregate, primarily on the last-in, first-out (LIFO) basis. Any necessary lower-of-cost-or-market write-downs at year end are recorded as permanent adjustments to the LIFO cost basis. LIFO is used to better match current inventory costs with current revenues and to meet tax-conformity requirements. Costs include both direct and indirect expenditures incurred in bringing an item or product to its existing condition and location. Materials and supplies inventories are valued using the weighted-average-cost method.

Fair Value Measurements
We categorize assets and liabilities measured at fair value into one of three different levels depending on the observability of the inputs employed in the measurement. Level 1 inputs are quoted prices in active markets for identical assets or liabilities. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, through market-corroborated inputs. Level 3 inputs are unobservable inputs for the asset or liability that are used to measure fair value to the extent that relevant observable inputs are not available, and that reflect the assumptions we believe market participants would use when pricing an asset or liability for which there is little, if any, market activity at the measurement date.

Derivative Instruments
Derivative instruments are recorded on the balance sheet at fair value. We have master netting agreements with our exchange-cleared instrument counterparties and certain of our counterparties to other commodity instrument contracts (e.g., physical commodity forward contracts). We have elected to net derivative assets and liabilities with the same counterparty on the balance sheet if the legal right of offset exists and certain other criteria are met. We also net collateral payables and receivables against derivative assets and derivative liabilities, respectively.

Recognition and classification of the gain or loss that results from recording and adjusting a derivative to fair value depends on the purpose for issuing or holding the derivative. All realized and unrealized gains and losses from derivative instruments for which we do not apply hedge accounting are immediately recognized in our consolidated statement of operations. Unrealized gains or losses from derivative instruments that qualify for and are designated as cash flow hedges are recognized in other comprehensive income (loss) and appear on the balance sheet in accumulated other comprehensive income (loss) until the hedged transactions are recognized in earnings. However, to the extent the change in the fair value of a derivative instrument exceeds the change in the anticipated cash flows of the hedged transaction, the excess gain or loss is recognized immediately in earnings.

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

Impairment of Investments in Nonconsolidated Entities
Investments in nonconsolidated entities accounted for under the equity method are assessed for impairment whenever changes in the facts and circumstances indicate a loss in value has occurred. When indicators exist, the fair value is estimated and compared to the investment carrying value. If any impairment is judgmentally determined to be other than temporary, the carrying value of the investment is written down to fair value. The fair value of the impaired investment is determined based on quoted market prices, if available, or upon the present value of expected future cash flows using discount rates and other assumptions believed to be consistent with those used by principal market participants and observed market earnings multiples of comparable companies.

Depreciation and Amortization
Depreciation and amortization of properties, plants and equipment (PP&E) are determined by either the individual-unit-straight-line method or the group-straight-line method (for those individual units that are highly integrated with other units).

Capitalized Interest
A portion of interest from external borrowings is capitalized on major projects with an expected construction period of one year or longer. Capitalized interest is added to the cost of the related asset, and is amortized over the useful life of the related asset.

Impairment of Properties, Plants and Equipment
PP&E used in operations are assessed for impairment whenever changes in facts and circumstances indicate a possible significant deterioration in the future cash flows expected to be generated by an asset group. If indicators of potential impairment exist, an undiscounted cash flow test is performed. If the sum of the undiscounted expected future before-tax cash flows of an asset group is less than the carrying value of the asset group, including applicable liabilities, the carrying value of the PP&E included in the asset group is written down to estimated fair value and the write down is reported in the “Impairments” line item on our consolidated statement of operations in the period in which the impairment determination is made. Individual assets are grouped for impairment purposes at the lowest level for which identifiable cash flows are available. Because there is usually a lack of quoted market prices for long-lived assets, the fair value of impaired assets is typically determined using one or more of the following methods: the present values of expected future cash flows using discount rates and other assumptions believed to be consistent with those used by principal market participants; a market multiple of earnings for similar assets; historical market transactions including similar assets, adjusted using principal market participant assumptions when necessary; or replacement cost adjusted for physical deterioration and economic obsolescence. Long-lived assets held for sale are accounted for at the lower of amortized cost or fair value, less cost to sell, with fair value determined using a binding negotiated price, if available, estimated replacement cost, or present value of expected future cash flows as previously described.

The expected future cash flows used for impairment reviews and related fair value calculations are based on estimated future volumes, prices, costs, margins and capital project decisions, considering all available evidence at the date of review.

Property Dispositions
When complete units of depreciable property are sold, the asset cost and related accumulated depreciation are eliminated, with any gain or loss reflected in the “Net gain on dispositions” line item on our consolidated statement of operations. When less than complete units of depreciable property are disposed of or retired, the difference between asset cost and salvage value is charged or credited to accumulated depreciation.

Goodwill
Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in a business combination. Goodwill is not amortized, but is assessed for impairment annually and when events or changes in circumstance indicate that the fair value of a reporting unit with goodwill is below its carrying value. The impairment assessment requires allocating goodwill and other assets and liabilities to reporting units. The fair value of each reporting unit is determined and compared to the book value of the reporting unit. If the fair value of the reporting unit is less than the book value, an impairment is recognized for the amount by which the book value exceeds the reporting unit’s fair value. A goodwill loss cannot exceed the total amount of goodwill allocated to that reporting unit. For purposes of assessing goodwill for impairment, we have two reporting units with goodwill balances at the 2020 testing date: Transportation and Marketing and Specialties.

Intangible Assets Other Than Goodwill
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

Asset Retirement Obligations and Environmental Costs
The fair values of legal obligations to retire and remove long-lived assets are recorded in the period in which the obligations arise. When the liabilities are initially recorded, we capitalize these costs by increasing the carrying amount of the related PP&E. Over time, the liabilities are increased for the change in present value, and the capitalized costs in PP&E are depreciated over the useful life of the related assets. If our estimate of the liability changes after initial recognition, we record an adjustment to the liabilities and PP&E.

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

Guarantees
The fair value of a guarantee is determined and recorded as a liability at the time the guarantee is given. The initial liability is subsequently reduced as we are released from exposure under the guarantee. We amortize the guarantee liability over the relevant time period, if one exists, based on the facts and circumstances surrounding each type of guarantee. We amortize the guarantee liability to the related statement of operations line item based on the nature of the guarantee. In cases where the guarantee term is indefinite, we reverse the liability when we have information to support the reversal. When the performance on the guarantee becomes probable and the liability can be reasonably estimated, we accrue a separate liability for the excess amount above the guarantee’s book value based on the facts and circumstances at that time. We reverse the fair value liability only when there is no further exposure under the guarantee.

Treasury Stock
We record treasury stock purchases at cost, which includes incremental direct transaction costs. Amounts are recorded as reductions of stockholders’ equity on the consolidated balance sheet.

Revenue Recognition
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

Revenues associated with transactions commonly called buy/sell contracts, in which the purchase and sale of inventory with the same counterparty are entered into in contemplation of one another, are combined and reported in the “Purchased crude oil and products” line item on our consolidated statement of operations (i.e., these transactions are recorded net).

Taxes Collected from Customers and Remitted to Governmental Authorities
Excise taxes on sales of refined petroleum products charged to our customers are presented net of taxes on sales of refined petroleum products payable to governmental authorities in the “Taxes other than income taxes” line item on our consolidated statement of operations. Other sales and value-added taxes are recorded net in the “Taxes other than income taxes” line item on our consolidated statement of operations.

Shipping and Handling Costs
We have elected to account for shipping and handling costs as fulfillment activities and include these activities in the “Purchased crude oil and products” line item on our consolidated statement of operations. Freight costs billed to customers are recorded in “Sales and other operating revenues.”

Maintenance and Repairs
Costs of maintenance and repairs, which are not significant improvements, are expensed when incurred. Major refinery maintenance turnarounds are expensed as incurred.

Share-Based Compensation
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

Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income (loss) in the period that includes the enactment date. Interest related to unrecognized income tax benefits is reflected in the “Interest and debt expense” line item, and penalties in the “Operating expenses” or “Selling, general and administrative expenses” line items on our consolidated statement of operations.

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

Effective January 1, 2019, we adopted ASU No. 2016-02, “Leases (Topic 842),” using the modified retrospective transition method. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the consolidated balance sheet for all leases with terms longer than 12 months. Leases will continue to be classified as either finance or operating, with classification affecting the pattern of expense recognition in the consolidated statement of operations.

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

Note 3—Sales and Other Operating Revenues

Disaggregated Revenues
The following tables present our disaggregated sales and other operating revenues:

	Millions of Dollars
	2020	2019	2018
Product Line and Services
Refined petroleum products	$49,768	87,902	87,967
Crude oil resales	9,114	14,125	16,419
NGL	4,084	4,814	6,161
Services and other*	1,163	452	914
Consolidated sales and other operating revenues	$64,129	107,293	111,461

Geographic Location**
United States	$48,711	83,512	86,401
United Kingdom	7,031	9,863	11,054
Germany	3,034	4,053	4,352
Other foreign countries	5,353	9,865	9,654
Consolidated sales and other operating revenues	$64,129	107,293	111,461
* Includes derivatives-related activities. See Note 15—Derivatives and Financial Instruments, for additional information.
** Sales and other operating revenues are attributable to countries based on the location of the operations generating the revenues.

Contract-Related Assets and Liabilities
At December 31, 2020 and 2019, receivables from contracts with customers were $3,911 million and $6,902 million, respectively. Significant noncustomer balances, such as buy/sell receivables and excise tax receivables, were excluded from these amounts.

Our contract-related assets also include payments we make to our marketing customers related to incentive programs. An incentive payment is initially recognized as an asset and subsequently amortized as a reduction to revenue over the contract term, which generally ranges from 5 to 15 years. At December 31, 2020 and 2019, our asset balances related to such payments were $404 million and $336 million, respectively.

Our contract liabilities represent advances from our customers prior to product or service delivery. At December 31, 2020 and 2019, contract liabilities were not material.

Remaining Performance Obligations
Most of our contracts with customers are spot contracts or term contracts with only variable consideration. We do not disclose remaining performance obligations for these contracts as the expected duration is one year or less or because the variable consideration has been allocated entirely to an unsatisfied performance obligation. We also have certain contracts in our Midstream segment that include minimum volume commitments with fixed pricing, which mostly expire by 2022. At December 31, 2020, the remaining performance obligations related to these minimum volume commitment contracts were not material.

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

At December 31, 2020 and 2019, we reported $6,522 million and $8,510 million of accounts and notes receivable, net of allowances of $37 million and $41 million, respectively. Based on an aging analysis at December 31, 2020, 99% of our accounts receivable were outstanding less than 60 days.

We are also exposed to credit losses from off-balance sheet exposures, such as guarantees of joint venture debt and standby letters of credit. See Note 13—Guarantees, and Note 14—Contingencies and Commitments, for more information on these off-balance sheet exposures.

Note 5—Inventories

Inventories at December 31 consisted of the following:

	Millions of Dollars
	2020	2019

Crude oil and petroleum products	$3,536	3,452
Materials and supplies	357	324
	$3,893	3,776

Inventories valued on the LIFO basis totaled $3,368 million and $3,331 million at December 31, 2020 and 2019, respectively. The estimated excess of current replacement cost over LIFO cost of inventories amounted to approximately $2.7 billion and $4.3 billion at December 31, 2020 and 2019, respectively.

During each of the three years ended December 31, 2020, certain volume reductions in inventory caused liquidations of LIFO inventory values. These liquidations did not have a material impact on our results for the years ended December 31, 2020, 2019 and 2018.

Note 6—Investments, Loans and Long-Term Receivables
Components of investments and long-term receivables at December 31 were:

	Millions of Dollars
	2020	2019

Equity investments	$13,037	14,284
Other investments	145	130
Loans and long-term receivables	442	157
	$13,624	14,571

Equity Investments
Significant affiliated companies accounted for under the equity method, including nonconsolidated VIEs, at December 31, 2020 and 2019, included:

•Chevron Phillips Chemical Company LLC (CPChem)—50 percent-owned joint venture that manufactures and markets petrochemicals and plastics. We have multiple long-term supply and purchase agreements in place with CPChem with extension options. These agreements cover sales and purchases of refined petroleum products, solvents, fuel gas, natural gas, NGL, and other petrochemical feedstocks. All products are purchased and sold under specified pricing formulas based on various published pricing indices. At December 31, 2020 and 2019, the book value of our investment in CPChem was $6,126 million and $6,229 million, respectively.

•WRB Refining LP (WRB)—50 percent-owned joint venture that owns the Wood River and Borger refineries located in Roxana, Illinois, and Borger, Texas, respectively, for which we are the operator and managing partner. We have a basis difference for our investment in WRB because the carrying value of our investment is lower than our share of WRB’s recorded net assets. This basis difference was primarily the result of our contribution of these refineries to WRB. On the contribution closing date, a basis difference was created because the fair value of the contributed assets recorded by WRB exceeded our historical book value. The contribution-related basis difference is primarily being amortized and recognized as a benefit to equity earnings over a period of 26 years, which was the estimated remaining useful life of the refineries’ PP&E at the contribution closing date. At December 31, 2020, the aggregate remaining basis difference for this investment was $2,248 million. Equity earnings for the years ended December 31, 2020, 2019 and 2018, were increased by $180 million, $182 million and $177 million, respectively, due to the amortization of our aggregate basis difference. At December 31, 2020 and 2019, the book value of our investment in WRB was $1,819 million and $2,183 million, respectively.

During 2020, we and our co-venturer provided member loans to WRB. The outstanding member loan balance at December 31, 2020, was approximately $554 million, of which our share was approximately $277 million.

•Gray Oak Pipeline, LLC—Phillips 66 Partners LP (Phillips 66 Partners) has a consolidated holding company that owns 65% of Gray Oak Pipeline, LLC. Phillips 66 Partners’ effective ownership interest in Gray Oak Pipeline, LLC is 42.25%, after considering a co-venturer’s 35% interest in the consolidated holding company. The Gray Oak Pipeline transports crude oil from the Permian and Eagle Ford to Texas Gulf Coast destinations that include Corpus Christi, Texas, and the Sweeny area, including our Sweeny Refinery. The pipeline commenced full operations in the second quarter of 2020.

In September 2020, Gray Oak Pipeline, LLC closed its offering of $1.4 billion aggregate principal amount of senior unsecured notes with maturities ranging from 2023 to 2027. These senior notes are not guaranteed by Phillips 66 Partners or any of its co-venturers. Net proceeds from the offering were used to repay a third-party term loan of $1,379 million, and for general company purposes. Concurrent with the full repayment of the third-party term loan facility, the associated equity contribution agreement was terminated and Phillips 66 Partners no longer has its proportionate exposure under this equity contribution agreement.

During its development phase, Gray Oak Pipeline, LLC was considered a VIE because it did not have sufficient equity at risk to fully fund the construction of all assets required for principal operations. We determined we were not the primary beneficiary because we and our co-venturers jointly directed the activities of Gray Oak Pipeline, LLC that most significantly impacted economic performance. Gray Oak Pipeline, LLC ceased being a VIE after the commencement of full operations in the second quarter of 2020.

At December 31, 2020 and 2019, Phillips 66 Partners’ investment in the Gray Oak Pipeline had a book value of $860 million and $759 million, respectively. See Note 27—Phillips 66 Partners LP, for additional information regarding Phillips 66 Partners’ ownership in the consolidated holding company and Gray Oak Pipeline, LLC.

•DCP Sand Hills Pipeline, LLC (Sand Hills)—Phillips 66 Partners’ 33 percent-owned joint venture that owns an NGL pipeline system that extends from the Permian Basin and Eagle Ford to facilities on the Texas Gulf Coast and to the Mont Belvieu, Texas, market hub. The Sand Hills Pipeline system is operated by DCP Midstream, LP (DCP Partners). At December 31, 2020 and 2019, the book value of Phillips 66 Partners’ investment in Sand Hills was $582 million and $595 million, respectively.

•Dakota Access, LLC (Dakota Access) and Energy Transfer Crude Oil Company, LLC (ETCO)—Two Phillips 66 Partners 25 percent-owned joint ventures. Dakota Access owns a pipeline system that transports crude oil from the Bakken/Three Forks production area in North Dakota to Patoka, Illinois, and ETCO owns a connecting crude oil pipeline system from Patoka to Nederland, Texas. These two pipeline systems collectively form the Bakken Pipeline system, which is operated by a co-venturer.

In March 2019, a wholly owned subsidiary of Dakota Access closed an offering of $2.5 billion aggregate principal amount of senior unsecured notes, consisting of:

•$650 million aggregate principal amount of 3.625% Senior Notes due 2022.
•$1.0 billion aggregate principal amount of 3.900% Senior Notes due 2024.
•$850 million aggregate principal amount of 4.625% Senior Notes due 2029.

Dakota Access and ETCO have guaranteed repayment of the notes. In addition, Phillips 66 Partners and its co-venturers in Dakota Access provided a Contingent Equity Contribution Undertaking (CECU) in conjunction with the notes offering. Under the CECU, the co-venturers may be severally required to make proportionate equity contributions to Dakota Access if there is an unfavorable final judgment in the ongoing litigation related to an easement granted by the U.S. Army Corps of Engineers (USACE) to allow the pipeline to be constructed under Lake Oahe in North Dakota. Contributions may be required if Dakota Access determines that the issues included in any such final judgment cannot be remediated and Dakota Access has or is projected to have insufficient funds to satisfy repayment of the notes. If Dakota Access undertakes remediation to cure issues raised in a final judgment, contributions may be required if any series of the notes become due, whether by acceleration or at maturity, during such time, to the extent Dakota Access has or is projected to have insufficient funds to pay such amounts. At December 31, 2020, Phillips 66 Partners’ share of the maximum potential equity contributions under the CECU was approximately $631 million.

In March 2020, the trial court presiding over this litigation ordered the USACE to prepare an Environmental Impact Statement (EIS) and requested additional information to enable a decision on whether the Dakota Access Pipeline should be shut down while the EIS is being prepared. In July 2020, the trial court ordered the Dakota Access Pipeline to be shut down and emptied of crude oil within 30 days and that the pipeline should remain shut down pending the preparation of the EIS by the USACE, which the USACE has indicated is expected to take approximately 13 months. Dakota Access filed an appeal and a request for a stay of the order, which was granted. In January 2021, the appellate court affirmed the trial court’s order that: (1) vacated Dakota Access’s easement under Lake Oahe, and (2) directed the USACE to prepare an EIS. The appellate court did not affirm the trial court’s order that the Dakota Access Pipeline be shut down and emptied of crude oil. However, the appellate court acknowledged the precise consequences of the vacated easement remain uncertain. Since the pipeline is now an encroachment, the USACE could seek a shutdown of the pipeline during the preparation of the EIS. Alternatively, the trial court could again issue an injunction that the pipeline be shut down, assuming it makes all findings necessary for injunctive relief. A status hearing is scheduled for April 9, 2021, at which time the parties will discuss the appellate court’s decision and how the USACE plans to proceed given the vacating of the easement.

If the pipeline is required to cease operations pending the preparation of the EIS, and should Dakota Access and ETCO not have sufficient funds to pay ongoing expenses, Phillips 66 Partners also could be required to support its share of the ongoing expenses, including scheduled interest payments on the notes of approximately $25 million annually, in addition to the potential obligations under the CECU.

At December 31, 2020 and 2019, the aggregate book value of Phillips 66 Partners’ investments in Dakota Access and ETCO was $577 million and $592 million, respectively.

•Rockies Express Pipeline LLC (REX)—25 percent-owned joint venture that owns a natural gas pipeline system that extends from Wyoming and Colorado to Ohio with a bidirectional section that extends from Ohio to Illinois. The REX Pipeline system is operated by our co-venturer. In July 2018, we contributed $138 million to REX to cover our 25% share of a $550 million debt repayment. Our capital contribution was included in the “Capital expenditures and investments” line item on our consolidated statement of cash flows.

We have a basis difference for our investment in REX because the carrying value of our investment is lower than our share of REX’s recorded net assets. This basis difference was created by historical impairment charges we recorded for this investment and is being amortized and recognized as a benefit to equity earnings over a period of 25 years, which was the estimated remaining useful life of REX’s PP&E when the impairment charges were recorded. At December 31, 2020, the remaining basis difference for this investment was $319 million. Equity earnings for each of the years ended December 31, 2020, 2019 and 2018, were increased by $19 million due to the amortization of our basis difference. At December 31, 2020 and 2019, the book value of our investment in REX was $547 million and $590 million, respectively.

•CF United LLC (CF United)—In the fourth quarter of 2019, we acquired a 50% voting interest and a 48% economic interest in CF United, a retail marketing joint venture with operations primarily on the U.S. West Coast. CF United is considered a VIE, because our co-venturer has an option to sell its interest to us based on a fixed multiple. The put option becomes effective July 1, 2023, and expires on March 31, 2024. The put option is viewed as a variable interest as the purchase price on the exercise date may not represent the then-current fair value of CF United. We have determined that we are not the primary beneficiary because we and our co-venturer jointly direct the activities of CF United that most significantly impact economic performance. At December 31, 2020, our maximum exposure was comprised of our $332 million investment in CF United and any potential future loss resulting from the put option, if the purchase price based on a fixed multiple exceeds the then-current fair value of CF United. At December 31, 2019, the book value of our investment in CF United was $265 million.

•DCP Midstream, LLC (DCP Midstream)—50 percent-owned joint venture that owns and operates NGL and gas pipelines, gas plants, gathering systems, storage facilities and fractionation plants, through its subsidiary DCP Partners. DCP Midstream markets a portion of its NGL to us and our equity affiliates. On November 6, 2019, DCP Partners completed a transaction to eliminate all general partner economic interests in DCP Partners and incentive distribution rights (IDRs) in exchange for 65 million newly issued DCP Partners common units. At the completion of the transaction, DCP Midstream held a noneconomic general partner interest and approximately 118 million common units, representing approximately 57% of DCP Partners’ outstanding common units.

For the years ended December 31, 2020 and 2019, we recorded a before-tax impairment of $1,161 million and $853 million, respectively, on our investment in DCP Midstream. These impairments increased the difference between the carrying value of our investment in DCP Midstream and our share of DCP Midstream’s net assets at March 31, 2020, to $1.8 billion. This basis difference is being amortized and recognized as a benefit to equity earnings over a period of 22 years, which was the estimated remaining useful life of DCP Midstream’s PP&E at March 31, 2020. Equity earnings for the years ended December 31, 2020 and 2019, were increased by $71 million and $10 million, respectively, due to the amortization of our basis difference. At December 31, 2020, the aggregate remaining basis difference for this investment was $1.7 billion. See Note 9—Impairments and Note 16—Fair Value Measurements for additional information regarding the impairments and the techniques used to determine the fair value of our investment in DCP Midstream. At December 31, 2020 and 2019, the book value of our investment in DCP Midstream was $297 million and $1,374 million, respectively.

•Bayou Bridge Pipeline, LLC (Bayou Bridge)—Phillips 66 Partners’ 40 percent-owned joint venture that owns a pipeline that transports crude oil from Nederland, Texas, to St. James, Louisiana. A segment of the pipeline from Lake Charles to St. James, Louisiana, was completed on April 1, 2019. The Bayou Bridge Pipeline is operated by Phillips 66 Partners’ co-venturer. At December 31, 2020 and 2019, the book value of Phillips 66 Partners’ investment in Bayou Bridge was $288 million and $294 million, respectively.

•Liberty Pipeline LLC (Liberty)—Phillips 66 Partners’ 50 percent-owned joint venture that was formed to develop and construct the Liberty Pipeline system. Upon completion, this pipeline system will transport crude oil from the Rockies and Bakken production areas to Cushing, Oklahoma. Liberty is considered a VIE because it does not have sufficient equity at risk to fully fund the construction of all assets required for principal operations. We have determined we are not the primary beneficiary because we and our co-venturer jointly direct the activities of Liberty that most significantly impact economic performance. The development and construction of the Liberty Pipeline system have been deferred as a result of the current challenging business environment. At December 31, 2020, the book value of Phillips 66 Partners’ investment in Liberty was $241 million.

•DCP Southern Hills Pipeline, LLC (Southern Hills)—Phillips 66 Partners’ 33 percent-owned joint venture that owns an NGL pipeline system that extends from the Midcontinent region to the Mont Belvieu, Texas market hub. The Southern Hills Pipeline system is operated by DCP Partners. At December 31, 2020 and 2019, the book value of Phillips 66 Partners’ investment in Southern Hills was $217 million and $215 million, respectively.

•OnCue Holdings, LLC (OnCue)—50 percent-owned joint venture that owns and operates retail convenience stores. We fully guaranteed various debt agreements of OnCue, and our co-venturer did not participate in the guarantees. This entity is considered a VIE because our debt guarantees resulted in OnCue not being exposed to all potential losses. We have determined we are not the primary beneficiary because we do not have the power to direct the activities that most significantly impact economic performance. At December 31, 2020, our maximum exposure to loss was $172 million, which represented the book value of our investment in OnCue of $96 million and guaranteed debt obligations of $76 million. At December 31, 2019, the book value of our investment in OnCue was $77 million.

Total distributions received from affiliates were $1,717 million, $2,055 million, and $2,942 million for the years ended December 31, 2020, 2019 and 2018, respectively. In addition, at December 31, 2020, retained earnings included approximately $2.4 billion related to the undistributed earnings of affiliated companies.

Summarized 100% financial information for all affiliated companies accounted for under the equity method, on a combined basis, was:

	Millions of Dollars
	2020	2019	2018

Revenues	$30,531	38,156	43,627
Income before income taxes	2,104	4,976	6,066
Net income	1,990	4,787	5,926
Current assets	6,210	6,654	6,791
Noncurrent assets	55,806	56,163	52,649
Current liabilities	5,391	6,094	8,047
Noncurrent liabilities	16,887	15,740	10,695
Noncontrolling interests	2,997	2,145	2,550

Note 7—Properties, Plants and Equipment

Our investment in PP&E is recorded at cost. Investments in refining and processing facilities are generally depreciated on a straight-line basis over a 25-year life, pipeline assets over a 45-year life and terminal assets over a 33-year life. The company’s investment in PP&E, with the associated accumulated depreciation and amortization (Accum. D&A), at December 31 was:

	Millions of Dollars
	2020			2019
	Gross PP&E	Accum. D&A	Net PP&E	Gross PP&E	Accum. D&A	Net PP&E

Midstream	$12,313	2,815	9,498	11,221	2,391	8,830
Chemicals	—	—	—	—	—	—
Refining	24,647	12,019	12,628	23,692	10,336	13,356
Marketing and Specialties	1,815	1,007	808	1,847	959	888
Corporate and Other	1,448	666	782	1,311	599	712
	$40,223	16,507	23,716	38,071	14,285	23,786

See Note 9—Impairments, for information regarding the PP&E impairment of our San Francisco Refinery asset group.

Note 8—Goodwill and Intangibles

The carrying amount of goodwill by segment at December 31 was:

	Millions of Dollars
	Midstream	Refining	Marketing and Specialties	Total

Balance at January 1, 2019	$626	1,805	839	3,270
Adjustments	—	—	—	—
Balance at December 31, 2019	626	1,805	839	3,270
Asset transfer	—	40	(40)	—
Impairments*	—	(1,845)	—	(1,845)
Balance at December 31, 2020	$626	—	799	1,425
* Represents accumulated impairment losses at December 31, 2020.

See Note 9—Impairments, for information regarding the goodwill impairment in the Refining reporting unit.

Intangible Assets
The gross carrying value of indefinite-lived intangible assets at December 31 consisted of the following:

	Millions of Dollars
	2020	2019

Trade names and trademarks	$503	503
Refinery air and operating permits	222	249
	$725	752

The net book value of our amortized intangible assets was $118 million and $117 million at December 31, 2020 and 2019, respectively. Acquisitions of amortized intangible assets were not material in 2020 and 2019. For the years ended December 31, 2020, 2019 and 2018, amortization expense was $27 million, $17 million and $14 million, respectively, and is expected to be less than $20 million per year in future years.

See Note 9—Impairments, for information regarding the intangible asset impairment of our San Francisco Refinery assets group.

Note 9—Impairments

	Millions of Dollars
	2020	2019	2018

Midstream	$1,464	858	6
Refining	2,763	3	1
Corporate and Other	25	—	1
Total impairments	$4,252	861	8

Equity Investments

DCP Midstream
At September 30, 2019, we estimated the fair value of our investment in DCP Midstream was below our book value due to a decline in the market values of DCP Partners common units and its then general partner interest. We concluded this difference was not temporary due to its duration and magnitude, and we recorded an $853 million before-tax impairment in the third quarter of 2019. After the elimination of its general partner economic interests in November 2019, the fair value of our investment in DCP Midstream depends solely on the market value of DCP Partners common units. In the first quarter of 2020, the market value of DCP Partners common units further declined by approximately 85%. As a result, at March 31, 2020, the fair value of our investment in DCP Midstream was significantly lower than its book value. We concluded this difference was not temporary primarily due to its magnitude, and we recorded a $1,161 million before-tax impairment of our investment in the first quarter of 2020.

Red Oak Pipeline LLC (Red Oak)
In the third quarter of 2020, the Red Oak Pipeline project was canceled. As a result, we recorded an $84 million before-tax impairment to reduce the carrying value of our investment to our share of the estimated salvage value of the joint venture’s assets at September 30, 2020.

Other
In the fourth quarter of 2020, Phillips 66 Partners assessed for impairment its equity method investments in two crude oil transportation and terminaling joint ventures, and concluded that the carrying values of these investments at December 31, 2020, were greater than their fair values. Phillips 66 Partners concluded these differences were not temporary, based on its projections of future crude oil production. As a result, Phillips 66 Partners recorded before-tax impairments totaling $96 million.

PP&E and Intangible Assets
In the third quarter of 2020, we announced a plan to reconfigure our San Francisco Refinery to produce renewable fuels at the Rodeo refining facility in Rodeo, California, starting in early 2024. Consequently, we plan to cease operation of the Santa Maria refining facility in Arroyo Grande, California, certain assets at the Rodeo refining facility, and associated Midstream assets in 2023. We assessed the San Francisco Refinery asset group for impairment and concluded that the carrying value of the asset group was not recoverable. As a result, we recorded a $1,030 million before-tax impairment to reduce the carrying value of the net PP&E and intangible assets in this asset group to its fair value of $940 million. The impairment resulted in a reduction of net PP&E totaling $1,009 million and intangible assets of $21 million. This impairment was primarily related to our Refining segment, with the exception of $120 million that was related to PP&E in our Midstream segment.

Goodwill
Our stock price declined significantly in the first quarter of 2020, mainly due to the disruption in global commodity and equity markets related to the COVID-19 pandemic. We assessed our goodwill for impairment due to the decline in our market capitalization and concluded that the carrying value of our Refining reporting unit at March 31, 2020, was greater than its fair value by an amount in excess of its goodwill balance. Accordingly, we recorded a before-tax goodwill impairment charge of $1,845 million in our Refining segment during the first quarter of 2020.

These impairment charges are included within the “Impairments” line item on our consolidated statement of operations. See Note 16—Fair Value Measurements for additional information on the determination of fair value used to record these impairments.

Outlook
The COVID-19 pandemic continues to disrupt economic activities globally. Reduced demand for petroleum products has resulted in low crude oil prices and refining margins, as well as decreased volumes through refineries and logistics infrastructure. The depth and duration of the economic consequences of the COVID-19 pandemic remain unknown. We continuously monitor our asset and investment portfolio for impairments, as well as optimization opportunities, in this challenging business environment. As such, additional impairments may be required in the future.

Note 10—Asset Retirement Obligations and Accrued Environmental Costs

Asset retirement obligations and accrued environmental costs at December 31 were:

	Millions of Dollars
	2020	2019

Asset retirement obligations	$309	280
Accrued environmental costs	427	441
Total asset retirement obligations and accrued environmental costs	736	721
Asset retirement obligations and accrued environmental costs due within one year*	(79)	(83)
Long-term asset retirement obligations and accrued environmental costs	$657	638
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

During the years ended December 31, 2020 and 2019, our overall asset retirement obligation changed as follows:

	Millions of Dollars
	2020	2019

Balance at January 1	$280	261
Accretion of discount	15	10
New obligations	10	—
Changes in estimates of existing obligations	14	31
Spending on existing obligations	(11)	(22)
Foreign currency translation	1	—
Balance at December 31	$309	280

Accrued Environmental Costs
For the year ended December 31, 2020, the $14 million decrease in total accrued environmental costs was due to payments and settlements during the year, which exceeded new accruals, accrual adjustments and accretion.

Of our total accrued environmental costs at December 31, 2020, $245 million was primarily related to cleanup at domestic refineries and underground storage tanks at U.S. service stations; $130 million was associated with nonoperator sites; and $52 million was related to sites at which we have been named a potentially responsible party under federal or state laws. A large portion of our expected environmental expenditures have been discounted as these obligations were acquired in various business combinations. Expected expenditures for acquired environmental obligations were discounted using a weighted-average discount rate of approximately 5%. At December 31, 2020, the accrued balance for acquired environmental liabilities was $238 million. The expected future undiscounted payments related to the portion of the accrued environmental costs that have been discounted are: $18 million in 2021, $27 million in 2022, $21 million in 2023, $21 million in 2024, $16 million in 2025, and $199 million in the aggregate for all years after 2025.

Note 11—Earnings (Loss) Per Share

The numerator of basic earnings (loss) per share (EPS) is net income (loss) attributable to Phillips 66, adjusted for noncancelable dividends paid on unvested share-based employee awards during the vesting period (participating securities). The denominator of basic EPS is the sum of the daily weighted-average number of common shares outstanding during the periods presented and fully vested stock and unit awards that have not yet been issued as common stock. The numerator of diluted EPS is also based on net income (loss) attributable to Phillips 66, which is reduced only by dividend equivalents paid on participating securities for which the dividends are more dilutive than the participation of the awards in the earnings (loss) of the periods presented. To the extent unvested stock, unit or option awards and vested unexercised stock options are dilutive, they are included with the weighted-average common shares outstanding in the denominator. Treasury stock is excluded from the denominator in both basic and diluted EPS.

	2020		2019		2018
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Amounts Attributed to Phillips 66 Common Stockholders (millions):
Net income (loss) attributable to Phillips 66	$(3,975)	(3,975)	3,076	3,076	5,595	5,595
Income allocated to participating securities	(8)	(8)	(6)	(2)	(6)	—
Net income (loss) available to common stockholders	$(3,983)	(3,983)	3,070	3,074	5,589	5,595

Weighted-average common shares outstanding (thousands):	437,327	439,530	448,787	451,364	467,483	470,708
Effect of share-based compensation	2,203	—	2,577	2,524	3,225	3,339
Weighted-average common shares outstanding—EPS	439,530	439,530	451,364	453,888	470,708	474,047

Earnings (Loss) Per Share of Common Stock (dollars)	$(9.06)	(9.06)	6.80	6.77	11.87	11.80

Note 12—Debt

Short-term and long-term debt at December 31 was:

	Millions of Dollars
	2020	2019
Phillips 66
4.300% Senior Notes due April 2022	$2,000	2,000
3.700% Senior Notes due April 2023	500	—
0.900% Senior Notes due February 2024	800	—
3.850% Senior Notes due April 2025	650	—
1.300% Senior Notes due February 2026	500	—
3.900% Senior Notes due March 2028	800	800
2.150% Senior Notes due December 2030	850	—
4.650% Senior Notes due November 2034	1,000	1,000
5.875% Senior Notes due May 2042	1,500	1,500
4.875% Senior Notes due November 2044	1,700	1,700
Floating Rate Notes due April 2020 at 2.751% at year-end 2019	—	300
Term Loan due April 2020 at 2.699% at year-end 2019	—	200
Term Loan due November 2023 at 1.397% at year-end 2020	500	—
Floating Rate Senior Notes due February 2021 at 0.833% and 2.517% at year-end 2020 and 2019, respectively	500	500
Floating Rate Senior Notes due February 2024 at 0.840% at year-end 2020	450	—
Floating Rate Advance Term Loan due December 2034 at 0.755% and 2.392% at year-end 2020 and 2019, respectively—related party	25	25
Other	1	1

Phillips 66 Partners
2.450% Senior Notes due December 2024	300	300
3.605% Senior Notes due February 2025	500	500
3.550% Senior Notes due October 2026	500	500
3.750% Senior Notes due March 2028	500	500
3.150% Senior Notes due December 2029	600	600
4.680% Senior Notes due February 2045	450	450
4.900% Senior Notes due October 2046	625	625
Tax-Exempt Bonds due April 2020 and April 2021 at weighted-average rates of 0.360% and 1.850% at year-end 2020 and 2019, respectively	50	75
Revolving Credit Facility due January 2021 at weighted-average rate of 1.397% at year-end 2020	415	—
Debt at face value	15,716	11,576
Finance leases	264	277
Software obligations	19	10
Net unamortized discounts and debt issuance costs	(106)	(100)
Total debt	15,893	11,763
Short-term debt	(987)	(547)
Long-term debt	$14,906	11,216

Maturities of borrowings outstanding at December 31, 2020, inclusive of net unamortized discounts and debt issuance costs, for each of the years from 2021 through 2025 are $987 million, $2,017 million, $1,015 million, $1,560 million and $1,176 million, respectively.

2020 Debt Issuances and Repayments

Senior Unsecured Notes
On November 18, 2020, Phillips 66 closed its public offering of $1.75 billion aggregate principal amount of senior unsecured notes consisting of:

•$450 million aggregate principal amount of Floating Rate Senior Notes due 2024 (the Floating Rate Notes).
•$800 million aggregate principal amount of 0.900% Senior Notes due 2024.
•$500 million aggregate principal amount of 1.300% Senior Notes due 2026.

The Floating Rate Notes will bear interest at a floating rate, reset quarterly, equal to the three-month London Interbank Offered Rate (LIBOR) plus 0.62% per year, subject to adjustment. Interest on the Senior Notes due 2024 and 2026 is payable semiannually on February 15 and August 15 of each year, commencing on February 15, 2021.

Proceeds received from the public offering of senior unsecured notes on November 18, 2020, were $1.74 billion, net of underwriters’ discounts and commissions, as well as debt issuance costs. On November 19, 2020, a portion of these proceeds were used to repay $500 million of outstanding borrowings under the term loan facility that Phillips 66 entered into in March 2020 (see the “Term Loan Facility” section below for a full description of the term loan facility). In addition, a portion of the proceeds will be used to repay the $500 million aggregate principal amount of our outstanding Floating Rate Senior Notes due February 2021. The remainder of the proceeds are being used for general corporate purposes.

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

Term Loan Facility
On March 19, 2020, Phillips 66 entered into a $1 billion 364-day delayed draw term loan agreement (the Facility) and borrowed $1 billion under the Facility shortly thereafter. On April 6, 2020, Phillips 66 increased the size of the Facility to $2 billion, and in June 2020, the Facility was amended to extend the commitment period to September 19, 2020. We did not draw additional amounts under the Facility before the end of the commitment period or further extend the commitment period. In November 2020, we repaid $500 million of borrowings outstanding under the Facility, and the Facility was amended to extend the maturity date of the remaining $500 million outstanding borrowings from March 18, 2021, to November 20, 2023. Borrowings under the Facility bear interest at a floating rate based on either the Eurodollar rate or the reference rate, plus a margin determined by the credit rating of Phillips 66’s senior unsecured long-term debt. Phillips 66 is using the proceeds for general corporate purposes.

Other Debt Repayments
In April 2020, Phillips 66 repaid $300 million outstanding principal balance of its floating-rate notes due April 2020 and $200 million outstanding principal balance under the term loan facility due April 2020. Also in April 2020, Phillips 66 Partners repaid a $25 million tranche of its tax-exempt bonds due April 2020.

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

On September 6, 2019, Phillips 66 Partners closed on a public offering of $900 million aggregate principal amount of unsecured notes consisting of:

•$300 million aggregate principal amount of 2.450% Senior Notes due December 15, 2024.
•$600 million aggregate principal amount of 3.150% Senior Notes due December 15, 2029.

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

Revolving Credit Facilities and Commercial Paper
Phillips 66 has a $5 billion revolving credit facility which may be used for direct bank borrowings, as support for issuances of letters of credit, and as support for our commercial paper program. We have an option to increase the overall capacity to $6 billion, subject to certain conditions. We also have the option to extend the scheduled maturity of the facility for up to two additional one-year terms after its July 30, 2024, maturity date, subject to, among other things, the consent of the lenders holding the majority of the commitments and of each lender extending its commitment. The facility is with a broad syndicate of financial institutions and contains covenants that are usual and customary for an agreement of this type, including a maximum consolidated net debt-to-capitalization ratio of 65% as of the last day of each fiscal quarter. The facility has customary events of default, such as nonpayment of principal when due; nonpayment of interest, fees or other amounts; and violation of covenants. Outstanding borrowings under the facility bear interest, at our option, at either: (a) the Eurodollar rate in effect from time to time plus the applicable margin; or (b) the reference rate (as described in the facility) plus the applicable margin. The facility also provides for customary fees, including commitment fees. The pricing levels for the commitment fees and interest-rate margins are determined based on the ratings in effect for Phillips 66’s senior unsecured long-term debt from time to time. Phillips 66 may at any time prepay outstanding borrowings under the facility, in whole or in part, without premium or penalty. At December 31, 2020 and 2019, no amount had been drawn under the facility.

Phillips 66 also has a $5 billion uncommitted commercial paper program for short-term working capital needs that is supported by our revolving credit facility. Commercial paper maturities are contractually limited to 365 days. At December 31, 2020 and 2019, no borrowings were outstanding under the program.

Phillips 66 Partners has a $750 million revolving credit facility which may be used for direct bank borrowings and as support for issuances of letters of credit. Phillips 66 Partners has an option to increase the overall capacity to $1 billion, subject to certain conditions. Phillips 66 Partners also has the option to extend the facility for two additional one-year terms after its July 30, 2024, maturity date, subject to, among other things, the consent of the lenders holding the majority of the commitments and of each lender extending its commitment. The facility is with a broad syndicate of financial institutions and contains covenants that are usual and customary for an agreement of this type. The facility has customary events of default, such as nonpayment of principal when due; nonpayment of interest, fees or other amounts; and violation of covenants. Outstanding revolving borrowings under the facility bear interest, at Phillips 66 Partners’ option, at either: (a) the Eurodollar rate in effect from time to time plus the applicable margin; or (b) the reference rate (as described in the facility) plus the applicable margin. The facility also provides for customary fees, including commitment fees. The pricing levels for the commitment fees and interest-rate margins are determined based on Phillips 66 Partners’ credit ratings in effect from time to time. Borrowings under the facility may be short-term or long-term in duration, and Phillips 66 Partners may at any time prepay outstanding borrowings under the facility, in whole or in part, without premium or penalty. At December 31, 2020, borrowings of $415 million were outstanding under this facility, compared with no borrowings outstanding at December 31, 2019. At both December 31, 2020 and 2019, $1 million in letters of credit had been issued that were supported by this facility.

We had approximately $5.3 billion and $5.7 billion of total committed capacity available under our revolving credit facilities at December 31, 2020 and 2019, respectively.

Note 13—Guarantees

At December 31, 2020, we were liable for certain contingent obligations under various contractual arrangements as described below. We recognize a liability for the fair value of our obligation as a guarantor for newly issued or modified guarantees. Unless the carrying amount of the liability is noted below, we have not recognized a liability either because the guarantees were issued prior to December 31, 2002, or because the fair value of the obligation is immaterial. In addition, unless otherwise stated, we are not currently performing with any significance under the guarantees and expect future performance to be either immaterial or have only a remote chance of occurrence.

Lease Residual Value Guarantees
In September 2020, we amended the operating lease agreement for our headquarters facility in Houston, Texas, and extended the lease term from June 2021 to September 2025. Under this agreement, we have the option, at the end of the lease term, to request to renew the lease, purchase the facility or assist the lessor in marketing it for resale. We have a residual value guarantee associated with the operating lease agreement with a maximum potential future exposure of $514 million at December 31, 2020. We also have residual value guarantees associated with railcar and airplane leases with maximum potential future payments totaling $381 million. These operating leases have remaining terms of up to nine years.

Guarantees of Joint Venture and Other Obligations
In March 2019, Phillips 66 Partners and its co-venturers in Dakota Access provided a CECU in conjunction with a senior unsecured notes offering. See Note 6—Investments, Loans and Long-Term Receivables, for additional information on Dakota Access and the CECU.

Gray Oak Pipeline, LLC had a third-party term loan facility with a borrowing capacity of $1,379 million, inclusive of accrued interest. Phillips 66 Partners and its co-venturers provided a guarantee through an equity contribution agreement requiring proportionate equity contributions to Gray Oak Pipeline, LLC up to the total outstanding loan amount, plus any additional accrued interest and associated fees, if Gray Oak Pipeline, LLC defaulted on certain of its obligations thereunder. In September 2020, concurrent with the full repayment of a third-party term loan facility by Gray Oak Pipeline, LLC, the associated guarantee issued by Phillips 66 Partners through an equity contribution agreement was terminated. See Note 6—Investments, Loans and Long-Term Receivables, for additional information on Gray Oak Pipeline, LLC.

At December 31, 2020, we also had other guarantees outstanding for our portion of certain joint venture debt obligations and purchase obligations, which have remaining terms of up to seven years. The maximum potential amount of future payments to third parties under these guarantees was approximately $191 million. Payment would be required if a joint venture defaults on its obligations.

Indemnifications
Over the years, we have entered into various agreements to sell ownership interests in certain corporations, joint ventures and assets that gave rise to indemnification. Agreements associated with these sales include indemnifications for taxes, litigation, environmental liabilities, permits and licenses, employee claims, and real estate tenant defaults. The provisions of these indemnifications vary greatly. The majority of these indemnifications are related to environmental issues, which generally have indefinite terms and potentially unlimited exposure. At December 31, 2020 and 2019, the carrying amount of recorded indemnifications was $145 million and $153 million, respectively.

We amortize the indemnification liability over the relevant time period, if one exists, based on the facts and circumstances surrounding each type of indemnity. In cases where the indemnification term is indefinite, we will reverse the liability when we have information to support the reversal. Although it is reasonably possible future payments may exceed amounts recorded, due to the nature of the indemnifications, it is not possible to make a reasonable estimate of the maximum potential amount of future payments. At December 31, 2020 and 2019, environmental accruals for known contamination of $104 million and $105 million, respectively, were included in the carrying amount of the recorded indemnifications noted above. These environmental accruals were primarily included in the “Asset retirement obligations and accrued environmental costs” line item on our consolidated balance sheet. For additional information about environmental liabilities, see Note 10—Asset Retirement Obligations and Accrued Environmental Costs and Note 14—Contingencies and Commitments.

Indemnification and Release Agreement
In 2012, in connection with our separation from ConocoPhillips, we entered into an Indemnification and Release Agreement. This agreement governs the treatment between ConocoPhillips and us of matters relating to indemnification, insurance, litigation responsibility and management, and litigation document sharing and cooperation arising in connection with the separation. Generally, the agreement provides for cross-indemnities principally designed to place financial responsibility for the obligations and liabilities of our business with us and financial responsibility for the obligations and liabilities of ConocoPhillips’ business with ConocoPhillips. The agreement also establishes procedures for handling claims subject to indemnification and related matters.

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

Environmental
We are subject to international, federal, state and local environmental laws and regulations. When we prepare our consolidated financial statements, we record accruals for environmental liabilities based on management’s best estimates, using information available at the time. We measure estimates and base contingent liabilities on currently available facts, existing technology and presently enacted laws and regulations, taking into account stakeholder and business considerations. When measuring contingent environmental liabilities, we also consider our prior experience in remediation of contaminated sites, other companies’ cleanup experience, and data released by the EPA or other organizations. We consider unasserted claims in our determination of environmental liabilities, and we accrue them in the period they are both probable and reasonably estimable.

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

At December 31, 2020, we had performance obligations secured by letters of credit and bank guarantees of $538 million related to various purchase and other commitments incident to the ordinary conduct of business.

Long-Term Throughput Agreements and Take-or-Pay Agreements
We have certain throughput agreements and take-or-pay agreements in support of third-party financing arrangements. The agreements typically provide for crude oil transportation to be used in the ordinary course of our business. At December 31, 2020, the estimated aggregate future payments under these agreements were $324 million per year for each year from 2021 through 2025 and $1,676 million in aggregate for all years after 2025. For the years ended December 31, 2020, 2019 and 2018, total payments under these agreements were $320 million, $321 million and $323 million, respectively.

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

	Millions of Dollars
	December 31, 2020				December 31, 2019
	Commodity Derivatives		Effect of Collateral Netting	Net Carrying Value Presented on the Balance Sheet	Commodity Derivatives		Effect of Collateral Netting	Net Carrying Value Presented on the Balance Sheet
	Assets	Liabilities			Assets	Liabilities
Assets
Prepaid expenses and other current assets	$13	—	—	13	23	—	—	23
Other assets	5	(4)	—	1	3	—	—	3
Liabilities
Other accruals	665	(721)	46	(10)	1,188	(1,281)	80	(13)
Other liabilities and deferred credits	—	—	—	—	—	(1)	—	(1)
Total	$683	(725)	46	4	1,214	(1,282)	80	12

At December 31, 2020 and 2019, there was no material cash collateral received or paid that was not offset on our consolidated balance sheet.

The realized and unrealized gains (losses) incurred from commodity derivatives, and the line items where they appear on our consolidated statement of operations, were:

	Millions of Dollars
	2020	2019	2018

Sales and other operating revenues	$436	(150)	192
Other income	10	33	(15)
Purchased crude oil and products	174	(161)	(64)
Net gain (loss) from commodity derivative activity	$620	(278)	113

The following table summarizes our material net exposures resulting from outstanding commodity derivative contracts. These financial and physical derivative contracts are primarily used to manage price exposure on our underlying operations. The underlying exposures may be from nonderivative positions such as inventory volumes. Financial derivative contracts may also offset physical derivative contracts, such as forward purchase and sales contracts. The percentage of our derivative contract volumes expiring within the next 12 months was at least 98% at December 31, 2020 and 2019.

	Open Position Long / (Short)
	2020	2019
Commodity
Crude oil, refined petroleum products and NGL (millions of barrels)	(13)	(16)

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

The aggregate net fair value of these swaps was immaterial at December 31, 2020 and 2019.

We report the mark-to-market gains or losses on our interest rate swaps designated as highly effective cash flow hedges as a component of other comprehensive income (loss), and reclassify such gains and losses into earnings in the same period during which the hedged transaction affects earnings. Net realized gains and losses from settlements of the swaps were immaterial for the years ended December 31, 2020 and 2019.

We currently estimate that before-tax losses of $3 million will be reclassified from accumulated other comprehensive loss into general and administrative expenses during the next 12 months as the hedged transactions settle; however, the actual amounts that will be reclassified will vary based on changes in interest rates.

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

The aggregate fair values of all derivative instruments with such credit-risk-related contingent features that were in a liability position were immaterial at December 31, 2020 and 2019.

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

The carrying values and fair values by hierarchy of our financial assets and liabilities, either carried or disclosed at fair value, including any effects of counterparty and collateral netting, were:

	Millions of Dollars
	December 31, 2020
	Fair Value Hierarchy			Total Fair Value of Gross Assets & Liabilities	Effect of Counterparty Netting	Effect of Collateral Netting	Difference in Carrying Value and Fair Value	Net Carrying Value Presented on the Balance Sheet
	Level 1	Level 2	Level 3
Commodity Derivative Assets
Exchange-cleared instruments	$314	356	—	670	(669)	—	—	1
Physical forward contracts	—	13	—	13	—	—	—	13
Rabbi trust assets	143	—	—	143	N/A	N/A	—	143
	$457	369	—	826	(669)	—	—	157

Commodity Derivative Liabilities
Exchange-cleared instruments	$351	364	—	715	(669)	(46)	—	—
Physical forward contracts	—	10	—	10	—	—	—	10
Interest-rate derivatives	—	3	—	3	—	—	—	3
Floating-rate debt	—	1,940	—	1,940	N/A	N/A	—	1,940
Fixed-rate debt, excluding finance leases	—	15,597	—	15,597	N/A	N/A	(1,927)	13,670
	$351	17,914	—	18,265	(669)	(46)	(1,927)	15,623

	Millions of Dollars
	December 31, 2019
	Fair Value Hierarchy			Total Fair Value of Gross Assets & Liabilities	Effect of Counterparty Netting	Effect of Collateral Netting	Difference in Carrying Value and Fair Value	Net Carrying Value Presented on the Balance Sheet
	Level 1	Level 2	Level 3
Commodity Derivative Assets
Exchange-cleared instruments	$820	368	—	1,188	(1,188)	—	—	—
Physical forward contracts	—	26	—	26	—	—	—	26
Interest rate derivatives	—	1	—	1	—	—	—	1
Rabbi trust assets	127	—	—	127	N/A	N/A	—	127
	$947	395	—	1,342	(1,188)	—	—	154

Commodity Derivative Liabilities
Exchange-cleared instruments	$884	385	—	1,269	(1,188)	(80)	—	1
OTC instruments	—	1	—	1	—	—	—	1
Physical forward contracts	—	12	—	12	—	—	—	12
Floating-rate debt	—	1,100	—	1,100	N/A	N/A	—	1,100
Fixed-rate debt, excluding finance leases	—	11,813	—	11,813	N/A	N/A	(1,438)	10,375
	$884	13,311	—	14,195	(1,188)	(80)	(1,438)	11,489

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

In the third quarter of 2019, the nonrecurring fair value measurement used to record an impairment of our DCP Midstream investment consisted of:

•The fair value of our share of DCP Midstream’s limited partner interest in DCP Partners, which was estimated based on an average market price of DCP Partners common units for a multi-day trading period encompassing September 30, 2019.

•The fair value of our share of DCP Midstream’s general partner interest in DCP Partners, which was estimated using two primary inputs: 1) estimated future cash flows of distributions attributable to the incentive distribution rights from DCP Partners, and 2) a multiple of those cash flows based on internal estimates and observation of IDR conversion transactions by other master limited partnerships.

Overall, we concluded the third-quarter 2019 valuation resulted in a Level 3 nonrecurring fair value measurement.

In the fourth quarter of 2020, the nonrecurring fair value measurements used by Phillips 66 Partners to impair its equity method investments in two crude oil transportation and terminaling joint ventures were calculated by weighting the results of different economic scenarios using the income approach. The income approach uses a discounted cash flow model that requires various observable and nonobservable inputs, including volumes, rates/tariffs, expenses and discount rates. These valuations resulted in a Level 3 nonrecurring fair value measurement.

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

See Note 9—Impairments, for additional information on the above impairments.

Note 17—Equity

Preferred Stock
We have 500 million shares of preferred stock authorized, with a par value of $0.01 per share, none of which have been issued.

Treasury Stock
Since July 2012, our Board of Directors has authorized an aggregate of $15 billion of repurchases of our outstanding common stock. The authorizations do not have expiration dates. The share repurchases are expected to be funded primarily through available cash. We are not obligated to repurchase any shares of common stock pursuant to these authorizations and may commence, suspend or terminate repurchases at any time. Since the inception of our share repurchase program in 2012 through December 31, 2020, we have repurchased a total of 159,349,212 shares at an aggregate cost of $12.5 billion. Shares of stock repurchased are held as treasury shares. We suspended share repurchases in mid-March 2020 to preserve liquidity in response to the global economic disruption caused by the COVID-19 pandemic.

In February 2018, we entered into a Stock Purchase and Sale Agreement (Purchase Agreement) with Berkshire Hathaway Inc. and National Indemnity Company, a wholly owned subsidiary of Berkshire Hathaway, to repurchase 35,000,000 shares of Phillips 66 common stock for an aggregate purchase price of $3,280 million. Pursuant to the Purchase Agreement, the purchase price per share of $93.725 was based on the volume-weighted-average price of our common stock on the New York Stock Exchange on February 13, 2018. The transaction closed in February 2018. We funded the repurchase with cash of $1,880 million and borrowings of $1,400 million under our commercial paper program. These borrowings were subsequently refinanced through a public offering of senior notes. This specific share repurchase transaction was separately authorized by our Board of Directors and therefore did not impact previously announced authorizations under our share repurchase program.

In 2014, we completed the exchange of our flow improver business for shares of Phillips 66 common stock owned by the other party to the transaction. We received 17,422,615 shares of our common stock with a fair value at the time of the exchange of $1,350 million. This specific share repurchase transaction was also separately authorized by our Board of Directors and therefore did not impact previously announced authorizations under our share repurchase program.

Common Stock Dividends
On February 10, 2021, our Board of Directors declared a quarterly cash dividend of $0.90 per common share, payable March 1, 2021, to holders of record at the close of business on February 22, 2021.

Noncontrolling Interests
Our noncontrolling interests primarily represent issuances of common and preferred units to the public by Phillips 66 Partners. See Note 27—Phillips 66 Partners LP, for information on Phillips 66 Partners.

Note 18—Leases

We lease marine vessels, pipelines, storage tanks, railcars, service station sites, office buildings, corporate aircraft, land and other facilities and equipment. In determining whether an agreement contains a lease, we consider our ability to control the asset and whether third-party participation or vendor substitution rights limit our control. Certain leases include escalation clauses for adjusting rental payments to reflect changes in price indices, as well as renewal options and/or options to purchase the leased property. Renewal options have been included only when reasonably certain of exercise. There are no significant restrictions imposed on us in our lease agreements with regards to dividend payments, asset dispositions or borrowing ability. Certain leases have residual value guarantees, which may require additional payments at the end of the lease term if future fair values decline below contractual lease balances.

In our implementation of ASU No. 2016-02, we elected to discount lease obligations using our incremental borrowing rate. Furthermore, we elected to separate costs for lease and service components for contracts involving marine vessels and consignment service stations. For these contracts, we allocate the consideration payable between the lease and service components using the relative standalone prices of each component. For contracts involving all other asset types, we elected the practical expedient to account for the lease and service components on a combined basis. Our right of way agreements in effect prior to January 1, 2019, were not accounted for as leases as they were not initially determined to be leases at their commencement dates. However, modifications to these agreements or new agreements will be assessed and accounted for accordingly under ASU No. 2016-02. For short-term leases, which are leases that, at the commencement date, have a lease term of 12 months or less and do not include an option to purchase the underlying asset that is reasonably certain to be exercised, we elected to not recognize the ROU asset and corresponding lease liability on our consolidated balance sheet.

The following table indicates the consolidated balance sheet line items that include the ROU assets and lease liabilities for our finance and operating leases at December 31:

	Millions of Dollars
	2020		2019
	Finance Leases	Operating Leases	Finance Leases	Operating Leases
Right-of-Use Assets
Net properties, plants and equipment	$264	—	284	—
Other assets	—	1,211	—	1,312
Total right-of-use assets	$264	1,211	284	1,312

Lease Liabilities
Short-term debt	$16	—	18	—
Other accruals	—	369	—	455
Long-term debt	248	—	259	—
Other liabilities and deferred credits	—	853	—	806
Total lease liabilities	$264	1,222	277	1,261

Future minimum lease payments at December 31, 2020, for finance and operating lease liabilities were:

	Millions of Dollars
	Finance Leases	Operating Leases

2021	$25	406
2022	23	273
2023	23	182
2024	23	138
2025	23	102
Remaining years	224	271
Future minimum lease payments	341	1,372
Amount representing interest or discounts	(77)	(150)
Total lease liabilities	$264	1,222

Our finance lease liabilities relate primarily to service station consignment agreements with a marketing joint venture and an oil terminal in the United Kingdom. The lease liability for the oil terminal finance lease is subject to foreign currency translation adjustments each reporting period.

Components of net lease cost for the years ended December 31, 2020 and 2019, were:

	Millions of Dollars
	2020	2019
Finance lease cost
Amortization of right-of-use assets	$21	20
Interest on lease liabilities	10	6
Total finance lease cost	31	26
Operating lease cost	527	531
Short-term lease cost	108	118
Variable lease cost	39	12
Sublease income	(22)	(16)
Total net lease cost	$683	671

For the year ended December 31, 2018, operating lease rental expense was $603 million, including minimum rentals of $669 million and contingent rentals of $5 million, partially offset by sublease rental income of $71 million.

Cash paid for amounts included in the measurement of our lease liabilities for the years ended December 31, 2020 and 2019, was:

	Millions of Dollars
	2020	2019
Operating cash outflows—finance leases	$10	6
Operating cash outflows—operating leases	521	553
Financing cash outflows—finance leases	17	21

During the years ended December 31, 2020 and 2019, we recorded additional noncash ROU assets and corresponding operating lease liabilities totaling $363 million and $342 million, respectively, related to new and modified lease agreements.

At December 31, 2020 and 2019, the weighted-average remaining lease terms and discount rates for our lease liabilities were:

	2020	2019
Weighted-average remaining lease term—finance leases (years)	15.1	11.1
Weighted-average remaining lease term—operating leases (years)	5.7	5.6

Weighted-average discount rate—finance leases	3.6%	3.1
Weighted-average discount rate—operating leases	3.6%	3.8

Note 19—Pension and Postretirement Plans

The following table provides a reconciliation of the projected benefit obligations and plan assets for our pension plans and accumulated benefit obligations for our other postretirement benefit plans:

	Millions of Dollars
	Pension Benefits				Other Benefits
	2020		2019		2020	2019
	U.S.	Int’l.	U.S.	Int’l.
Change in Benefit Obligations
Benefit obligations at January 1	$3,148	1,228	2,730	1,007	226	220
Service cost	138	28	127	23	5	5
Interest cost	91	22	109	26	7	9
Plan participant contributions	—	2	—	2	6	5
Plan amendments	—	—	—	—	—	(2)
Net actuarial loss (gain)	353	168	380	186	(13)	6
Benefits paid	(325)	(34)	(198)	(31)	(18)	(17)
Foreign currency exchange rate change	—	66	—	15	—	—
Benefit obligations at December 31	$3,405	1,480	3,148	1,228	213	226

Change in Fair Value of Plan Assets
Fair value of plan assets at January 1	$2,702	1,046	2,377	902	—	—
Actual return on plan assets	342	118	478	121	—	—
Company contributions	19	26	45	28	12	12
Plan participant contributions	—	2	—	2	6	5
Benefits paid	(325)	(34)	(198)	(31)	(18)	(17)
Foreign currency exchange rate change	—	54	—	24	—	—
Fair value of plan assets at December 31	$2,738	1,212	2,702	1,046	—	—

Funded Status at December 31	$(667)	(268)	(446)	(182)	(213)	(226)

Amounts recognized in the consolidated balance sheet for our pension and other postretirement benefit plans at December 31 include:

	Millions of Dollars
	Pension Benefits				Other Benefits
	2020		2019		2020	2019
	U.S.	Int’l.	U.S.	Int’l.
Amounts Recognized in the Consolidated Balance Sheet
Noncurrent assets	$—	—	—	29	—	—
Current liabilities	(25)	—	(25)	—	(15)	(15)
Noncurrent liabilities	(642)	(268)	(421)	(211)	(198)	(211)
Total recognized	$(667)	(268)	(446)	(182)	(213)	(226)

Included in accumulated other comprehensive loss at December 31 were the following before-tax amounts that had not been recognized in net periodic benefit cost:

	Millions of Dollars
	Pension Benefits				Other Benefits
	2020		2019		2020	2019
	U.S.	Int’l.	U.S.	Int’l.

Unrecognized net actuarial loss (gain)	$562	253	523	164	(13)	—
Unrecognized prior service credit	—	(1)	—	(2)	(4)	(6)

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):

	Millions of Dollars
	Pension Benefits				Other Benefits
	2020		2019		2020	2019
	U.S.	Int’l.	U.S.	Int’l.
Sources of Change in Other Comprehensive Income (Loss)
Net actuarial gain (loss) arising during the period	$(170)	(105)	(45)	(106)	13	(7)
Amortization of net actuarial loss (gain) and settlements	131	16	61	6	—	(1)
Prior service credit arising during the period	—	—	—	—	—	2
Amortization of prior service credit	—	(1)	—	(1)	(2)	(2)
Total recognized in other comprehensive income (loss)	$(39)	(90)	16	(101)	11	(8)

The accumulated benefit obligations for all U.S. and international pension plans were $3,076 million and $1,289 million, respectively, at December 31, 2020, and $2,855 million and $1,068 million, respectively, at December 31, 2019.

Information for U.S. and international pension plans with an accumulated benefit obligation in excess of plan assets at December 31 was:

	Millions of Dollars
	Pension Benefits
	2020		2019
	U.S.	Int’l.	U.S.	Int’l.

Accumulated benefit obligations	$3,076	447	2,855	396
Fair value of plan assets	2,738	242	2,702	207

Information for U.S. and international pension plans with a projected benefit obligation in excess of plan assets at December 31 was:

	Millions of Dollars
	Pension Benefits
	2020		2019
	U.S.	Int’l.	U.S.	Int’l.

Projected benefit obligations	$3,405	1,480	3,148	419
Fair value of plan assets	2,738	1,212	2,702	207

Components of net periodic benefit cost for all defined benefit plans are presented in the table below:

	Millions of Dollars
	Pension Benefits						Other Benefits
	2020		2019		2018		2020	2019	2018
	U.S.	Int’l.	U.S.	Int’l.	U.S.	Int’l.
Components of Net Periodic Benefit Cost
Service cost	$138	28	127	23	136	29	5	5	6
Interest cost	91	22	109	26	104	28	7	9	7
Expected return on plan assets	(159)	(50)	(143)	(44)	(169)	(46)	—	—	—
Amortization of prior service credit	—	(1)	—	(1)	—	(1)	(2)	(2)	(1)
Amortization of net actuarial loss (gain)	70	16	53	6	59	19	—	(1)	—
Settlements	61	—	8	—	72	—	—	—	—
Total net periodic benefit cost*	$201	15	154	10	202	29	10	11	12
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

The following weighted-average assumptions were used to determine benefit obligations and net periodic benefit costs for years ended December 31:

	Pension Benefits				Other Benefits
	2020		2019		2020	2019
	U.S.	Int’l.	U.S.	Int’l.
Assumptions Used to Determine Benefit Obligations:
Discount rate	2.50%	1.27	3.30	1.81	2.30	3.05
Rate of compensation increase	4.00	3.01	4.00	3.34	—	—
Interest crediting rate on cash balance plan	2.05	—	2.70	—	—	—

Assumptions Used to Determine Net Periodic Benefit Cost:
Discount rate	3.00%	1.81	4.30	2.59	3.05	4.15
Expected return on plan assets	6.50	4.86	6.50	4.93	—	—
Rate of compensation increase	4.00	3.34	4.00	3.34	—	—
Interest crediting rate on cash balance plan	2.22	—	3.25	—	—	—

For both U.S. and international pension plans, the overall expected long-term rate of return is developed from the expected future return of each asset class, weighted by the expected allocation of pension assets to that asset class. We rely on a variety of independent market forecasts in developing the expected rate of return for each class of assets.

For the year ended December 31, 2020, actuarial losses resulted in increases in our U.S. and international pension benefit obligations of $353 million and $168 million, respectively. For the year ended December 31, 2019, actuarial losses resulted in increases in our U.S. and international pension benefit obligations of $380 million and $186 million, respectively. The primary drivers for the actuarial losses in 2020 and 2019 were decreases in the discount rates and changes to the census data demographics.

For the year ended December 31, 2020, the weighted-average actual return on plan assets for our U.S. pension plans was 14%, which resulted in a $342 million increase in plan assets. For the year ended December 31, 2019, the weighted-average actual return on plan assets for our U.S. pension plans was 20%, which resulted in a $478 million increase in plan assets. The primary driver of the return on plan assets in 2020 and 2019 was fluctuations in the equity and fixed income markets.

Our other postretirement benefit plans for health insurance are contributory. Effective December 31, 2012, we terminated the subsidy for retiree medical plans. Since January 1, 2013, eligible employees have been able to utilize notional amounts credited to an account during their period of service with the company to pay all, or a portion, of their cost to participate in postretirement health insurance. In general, employees hired after December 31, 2012, will not receive credits to an account, but will have unsubsidized access to health insurance through the plan. The cost of health insurance will be adjusted annually by the company’s actuary to reflect actual experience and expected health care cost trends. The measurement of the accumulated benefit obligation assumes a health care cost trend rate of 6.50% in 2021 that declines to 5.00% by 2027.

Plan Assets
The investment strategy for managing pension plan assets is to seek a reasonable rate of return relative to an appropriate level of risk and provide adequate liquidity for benefit payments and portfolio management. We follow a policy of diversifying pension plan assets across asset classes, investment managers, and individual holdings. As a result, our plan assets have no significant concentrations of credit risk. Asset classes that are considered appropriate include equities, fixed income, cash, real estate, infrastructure and insurance contracts. Plan fiduciaries may consider and add other asset classes to the investment program from time to time. The target allocations for plan assets are approximately 46% equity securities, 38% debt securities, 8% real estate investments and 8% in all other types of investments as of December 31, 2020. Generally, the investments in the plans are publicly traded, therefore minimizing the liquidity risk in the portfolio.

The following is a description of the valuation methodologies used for the pension plan assets.

•Fair values of equity securities and government debt securities are based on quoted market prices.

•Fair values of corporate debt securities are estimated using recently executed transactions and market price quotations. If there have been no market transactions in a particular fixed income security, its fair value is calculated by pricing models that benchmark the security against other securities with actual market prices.

•Cash and cash equivalents are valued at cost, which approximates fair value.

•Fair values of insurance contracts are valued at the present value of the future benefit payments owed by the insurance company to the plans’ participants.

•Fair values of investments in common/collective trusts and real estate funds are valued at the net asset value (NAV) as a practical expedient. The NAV is based on the underlying net assets owned by the fund and the relative interest of each participating investor in the fair value of the underlying assets. These investments valued at NAV are not classified within the fair value hierarchy, but are presented in the fair value table to permit reconciliation of total plan assets to the amounts presented in the fair value table.

The fair values of our pension plan assets at December 31, by asset class, were:

	Millions of Dollars
	U.S.				International
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
2020
Equity securities	$446	—	—	446	—	—	—	—
Government debt securities	424	—	—	424	—	—	—	—
Corporate debt securities	—	138	—	138	—	—	—	—
Cash and cash equivalents	31	—	—	31	3	—	—	3
Insurance contracts	—	—	—	—	—	—	15	15
Total assets in the fair value hierarchy	901	138	—	1,039	3	—	15	18
Common/collective trusts measured at NAV				1,538				1,103
Real estate funds measured at NAV				161				91
Total	$901	138	—	2,738	3	—	15	1,212

	Millions of Dollars
	U.S.				International
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
2019
Equity securities	$437	—	—	437	—	—	—	—
Government debt securities	475	—	—	475	—	—	—	—
Corporate debt securities	—	134	—	134	—	—	—	—
Cash and cash equivalents	136	—	—	136	4	—	—	4
Insurance contracts	—	—	—	—	—	—	14	14
Total assets in the fair value hierarchy	1,048	134	—	1,182	4	—	14	18
Common/collective trusts measured at NAV				1,364				938
Real estate funds measured at NAV				156				90
Total	$1,048	134	—	2,702	4	—	14	1,046

Our funding policy for U.S. plans is to contribute at least the minimum required by the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code of 1986, as amended. Contributions to international plans are subject to local laws and tax regulations. Actual contribution amounts are dependent upon plan asset returns, changes in pension obligations, regulatory environments, and other economic factors. In 2021, we expect to contribute approximately $40 million to our U.S. pension plans and other postretirement benefit plans and $30 million to our international pension plans.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid to plan participants in the years indicated:

	Millions of Dollars
	Pension Benefits		Other Benefits
	U.S.	Int’l.

2021	$469	24	18
2022	392	26	19
2023	320	28	19
2024	309	31	19
2025	288	33	19
2026-2030	1,241	194	85

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

For the years ended December 31, 2020, 2019 and 2018, we recorded expense of $145 million, $192 million and $178 million, respectively, related to our contributions to the Savings Plan.

Note 20—Share-Based Compensation Plans

In accordance with the Employee Matters Agreement related to the separation, compensation awards based on ConocoPhillips stock and granted before April 30, 2012 (the Separation Date) were converted to compensation awards based on both ConocoPhillips and Phillips 66 stock if, on the Separation Date, the awards were: (1) options outstanding and exercisable; or (2) restricted stock or restricted stock units (RSUs) awarded for completed performance periods under the ConocoPhillips Performance Share Program. Phillips 66 restricted stock, RSUs and options issued in this conversion became subject to the “Omnibus Stock and Performance Incentive Plan of Phillips 66” (the 2012 Plan) on the Separation Date, whether held by grantees working for Phillips 66 or grantees that remained employees of ConocoPhillips. Some of these awards based on Phillips 66 stock and held by employees of ConocoPhillips are outstanding and appear in the activity tables for the Stock Option and the Performance Share Programs presented later in this note.

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

Total share-based compensation expense recognized in income and the associated income tax benefit for the years ended December 31 were:

	Millions of Dollars
	2020	2019	2018

Share-based compensation expense	$127	169	100
Income tax benefit	(35)	(53)	(45)

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

The following table summarizes our stock option activity from January 1, 2020, to December 31, 2020:

				Millions of Dollars
	Options	Weighted-Average Exercise Price	Weighted-Average Grant-Date Fair Value	Aggregate Intrinsic Value

Outstanding at January 1, 2020	4,779,404	$72.55
Granted	1,015,000	89.57	$15.80
Forfeited	(37,958)	91.90
Exercised	(322,458)	23.76		$21
Outstanding at December 31, 2020	5,433,988	$78.49

Vested at December 31, 2020	3,811,788	$72.62		$24

Exercisable at December 31, 2020	3,695,000	$72.20		$24

The weighted-average remaining contractual terms of vested options and exercisable options at December 31, 2020, were 4.78 years and 4.60 years, respectively. During 2020, we received $8 million in cash and realized an income tax benefit of less than $1 million from the exercise of options. At December 31, 2020, the remaining unrecognized compensation expense from unvested options was $5 million, which will be recognized over a weighted-average period of 21 months, the longest period being 25 months. The calculations of realized income tax benefits and weighted-average periods include awards based on both Phillips 66 and ConocoPhillips stock held by Phillips 66 employees.

During 2019 and 2018, we granted options with a weighted-average grant-date fair value of $17.58 and $20.69, respectively. During 2019 and 2018, employees exercised options with an aggregate intrinsic value of $51 million and $37 million, respectively.

The following table provides the significant assumptions used to calculate the grant-date fair values of options granted over the years shown below, as calculated using the Black-Scholes-Merton option-pricing model:

	2020	2019	2018

Risk-free interest rate	1.58%	2.68	2.81
Dividend yield	3.20%	3.70	2.80
Volatility factor	25.23%	25.61	25.41
Expected life (years)	6.96	7.06	7.18

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

The following table summarizes our RSU activity from January 1, 2020, to December 31, 2020:

			Millions of Dollars
	Stock Units	Weighted-Average Grant-Date Fair Value	Total Fair Value

Outstanding at January 1, 2020	2,374,584	$90.47
Granted	1,289,842	83.48
Forfeited	(74,451)	94.17
Issued	(803,756)	80.72	$69
Outstanding at December 31, 2020	2,786,219	$89.95

Not Vested at December 31, 2020	1,964,339	$89.05

At December 31, 2020, the remaining unrecognized compensation cost from unvested RSU awards was $74 million, which will be recognized over a weighted-average period of 20 months, the longest period being 50 months.

During 2019 and 2018, we granted RSUs with a weighted-average grant-date fair value of $95.16 and $96.16, respectively. During 2019 and 2018, we issued shares with an aggregate fair value of $80 million and $102 million, respectively, to settle RSUs.

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

The following table summarizes our PSU activity from January 1, 2020, to December 31, 2020:

			Millions of Dollars
	Performance Share Units	Weighted-Average Grant-Date Fair Value	Total Fair Value

Outstanding at January 1, 2020	1,440,560	$46.44
Granted	554,457	112.73
Forfeited	—	—
Issued	(482,770)	64.62	$41
Cash settled	(554,457)	112.73	63
Outstanding at December 31, 2020	957,790	$37.28

Not Vested at December 31, 2020	1,596	$32.41

At December 31, 2020, the remaining unrecognized compensation cost from unvested PSU awards was immaterial. The calculations of unamortized expense and weighted-average periods include awards based on both Phillips 66 and ConocoPhillips stock held by Phillips 66 employees.

During 2019 and 2018, we granted PSUs with a weighted-average grant-date fair value of $87.42 and $99.74, respectively. During 2019 and 2018, we issued shares with an aggregate fair value of $44 million and $70 million, respectively, to settle PSUs. During 2019 and 2018, we cash settled PSUs with an aggregate fair value of $25 million and $49 million, respectively.

Note 21—Income Taxes

During the year ended December 31, 2020, in accordance with the Coronavirus Aid, Relief, and Economic Security (CARES) Act, we recorded a tax benefit reflecting the carryback of a significant portion of our 2020 net operating loss to a year that had a 35% federal statutory income tax rate. An income tax receivable of $1.5 billion is included in the “Accounts and notes receivable” line item on our consolidated balance sheet as of December 31, 2020, which reflects tax refunds we expect to receive within the next 12 months.

During the year ended December 31, 2019, we recorded adjustments to the one-time deemed repatriation tax, which decreased our income tax expense by $42 million. The adjustments were due to the issuance of additional guidance by the U.S. Internal Revenue Service related to the Tax Act.

During the year ended December 31, 2018, we recorded adjustments to finalize our accounting for the income tax effects of the Tax Act, which increased our income tax expense by $36 million. The adjustments were primarily due to the revision of our estimated revaluation of deferred income tax balances from 35% to 21% in conjunction with the filing of our 2017 income tax return and the issuance of additional guidance by the U.S. Internal Revenue Service related to the calculation of the one-time deemed repatriation tax.

Components of income tax expense (benefit) were:

	Millions of Dollars
	2020	2019	2018
Income Tax Expense (Benefit)
Federal
Current	$(1,324)	354	739
Deferred	171	177	257
Foreign
Current	9	204	326
Deferred	67	(50)	53
State and local
Current	(61)	61	255
Deferred	(112)	55	(58)
	$(1,250)	801	1,572

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. Major components of deferred tax liabilities and assets at December 31 were:

	Millions of Dollars
	2020	2019
Deferred Tax Liabilities
Properties, plants and equipment, and intangibles	$3,487	3,297
Investment in joint ventures	1,859	2,137
Investment in subsidiaries	940	794
Inventory	77	—
Other	310	263
Total deferred tax liabilities	6,673	6,491

Deferred Tax Assets
Benefit plan accruals	499	460
Loss and credit carryforwards	148	54
Asset retirement obligations and accrued environmental costs	114	115
Other financial accruals and deferrals	73	38
Inventory	—	28
Other	289	313
Total deferred tax assets	1,123	1,008
Less: valuation allowance	40	22
Net deferred tax assets	1,083	986
Net deferred tax liabilities	$5,590	5,505

At December 31, 2020, the loss and credit carryforward deferred tax assets were primarily related to a state tax net operating loss carryforward of $51 million; tax credit, capital loss and net operating loss carryforwards in the United Kingdom of $46 million; a foreign tax credit carryforward in the United States of $32 million; and a German interest deduction carryforward of $18 million. Foreign tax credit carryforwards, which have a full valuation allowance against them, begin to expire in 2029. The other loss and credit carryforwards, all of which relate to foreign operations, have indefinite lives.

Valuation allowances have been established to reduce deferred tax assets to an amount that will, more likely than not, be realized. During the year ended December 31, 2020, our total valuation allowance balance increased by $18 million. Based on our historical taxable income, expectations for the future and available tax planning strategies, management expects the remaining net deferred tax assets will be realized as offsets to reversing deferred tax liabilities and the tax consequences of future taxable income.

Earnings of our foreign subsidiaries and foreign joint ventures after December 31, 2017, are generally not subject to incremental income taxes in the United States or withholding taxes in foreign countries upon repatriation. As such, we only assert that the earnings of one of our foreign subsidiaries are permanently reinvested. At December 31, 2020 and 2019, the unrecorded deferred tax liability related to the undistributed earnings of this foreign subsidiary was not material.

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

	Millions of Dollars
	2020	2019	2018

Balance at January 1	$40	23	34
Additions for tax positions of current year	—	2	—
Additions for tax positions of prior years	44	29	1
Reductions for tax positions of prior years	(28)	(14)	(2)
Settlements	—	—	(10)
Balance at December 31	$56	40	23

Included in the balance of unrecognized income tax benefits at December 31, 2020, 2019 and 2018, were $37 million, $15 million and $1 million, respectively, which, if recognized, would affect our effective income tax rate. With respect to various unrecognized income tax benefits and the related accrued liabilities, we do not expect any to be recognized or paid within the next twelve months.

At December 31, 2020, 2019 and 2018, accrued liabilities for interest and penalties, net of accrued income taxes, totaled $5 million, $10 million and $5 million, respectively. These accruals decreased our results by $3 million for each of the years ended December 31, 2020 and 2019.

Audits in significant jurisdictions are generally complete as follows: United Kingdom (2018), Germany (2014) and United States (2013). Certain issues remain in dispute for audited years, and unrecognized income tax benefits for years still subject to or currently undergoing an audit are subject to change. As a consequence, the balance in unrecognized income tax benefits can be expected to fluctuate from period to period. Although it is reasonably possible such changes could be significant when compared with our total unrecognized income tax benefits, the amount of change is not estimable.

The amounts of U.S. and foreign income (loss) before income taxes, with a reconciliation of income tax at the federal statutory rate to the recorded income tax expense (benefit), were:

	Millions of Dollars			Percentage of Income Before Income Taxes
	2020	2019	2018	2020	2019	2018
Income (loss) before income taxes
United States	$(5,292)	3,267	5,716	106.6%	78.2	76.8
Foreign	328	911	1,729	(6.6)	21.8	23.2
	$(4,964)	4,178	7,445	100.0%	100.0	100.0

Federal statutory income tax	$(1,043)	877	1,563	21.0%	21.0	21.0
State income tax, net of federal benefit	(139)	92	155	2.8	2.2	2.1
Net operating loss carryback	(398)	—	—	8.0	—	—
Goodwill impairment	387	—	—	(7.8)	—	—
Noncontrolling interests	(54)	(61)	(58)	1.1	(1.5)	(0.8)
Foreign rate differential	(11)	(31)	(3)	0.2	(0.7)	—
Tax Cuts and Jobs Act	—	(42)	36	—	(1.0)	0.5
Other*	8	(34)	(121)	(0.1)	(0.8)	(1.7)
	$(1,250)	801	1,572	25.2%	19.2	21.1
* Other includes individually immaterial items but is primarily attributable to foreign operations and change in valuation allowance.

An income tax benefit of $1 million for the year ended December 31, 2020, and income tax expense of $123 million and $13 million for the years ended December 31, 2019 and 2018, respectively, is reflected in the “Capital in Excess of Par” column on our consolidated statement of changes in equity.

Note 22—Accumulated Other Comprehensive Loss

Changes in the balances of each component of accumulated other comprehensive loss were as follows:

	Millions of Dollars
	Defined Benefit Plans	Foreign Currency Translation	Hedging	Accumulated Other Comprehensive Loss

December 31, 2017	$(598)	(26)	7	(617)
Other comprehensive income (loss) before reclassifications	14	(192)	4	(174)
Amounts reclassified from accumulated other comprehensive loss
Defined benefit plans*
Amortization of net actuarial loss, prior service credit and settlements	112	—	—	112
Foreign currency translation	—	(10)	—	(10)
Hedging	—	—	(3)	(3)
Net current period other comprehensive income (loss)	126	(202)	1	(75)
December 31, 2018	(472)	(228)	8	(692)
Other comprehensive income (loss) before reclassifications	(140)	95	(5)	(50)
Amounts reclassified from accumulated other comprehensive loss
Defined benefit plans*
Amortization of net actuarial loss, prior service credit and settlements	49	—	—	49
Foreign currency translation	—	—	—	—
Hedging	—	—	(6)	(6)
Net current period other comprehensive income (loss)	(91)	95	(11)	(7)
Income taxes reclassified to retained earnings**	(93)	2	2	(89)
December 31, 2019	(656)	(131)	(1)	(788)
Other comprehensive income (loss) before reclassifications	(262)	151	1	(110)
Amounts reclassified from accumulated other comprehensive loss
Defined benefit plans*
Amortization of net actuarial loss, prior service credit and settlements	109	—	—	109
Foreign currency translation	—	—	—	—
Hedging	—	—	(5)	(5)
Net current period other comprehensive income (loss)	(153)	151	(4)	(6)
Other	—	5	—	5
December 31, 2020	$(809)	25	(5)	(789)
* Included in the computation of net periodic benefit cost. See Note 19—Pension and Postretirement Plans, for additional information.
** As of January 1, 2019, stranded income taxes related to the enactment of the Tax Act in December 2017 were reclassified to retained earnings upon adoption of ASU No. 2018-02.

Note 23—Cash Flow Information

Supplemental Cash Flow Information

	Millions of Dollars
	2020	2019	2018
Cash Payments
Interest	$478	426	465
Income taxes	103	955	984

Note 24—Other Financial Information

	Millions of Dollars
	2020	2019	2018
Interest and Debt Expense
Incurred
Debt	$550	504	493
Other	24	31	28
	574	535	521
Capitalized	(75)	(77)	(17)
Expensed	$499	458	504

Other Income
Interest income	$14	43	45
Other, net*	52	76	16
	$66	119	61
* Includes derivatives-related activities. See Note 15—Derivatives and Financial Instruments, for additional information.

Research and Development Expenses	$48	54	55

Advertising Expenses	$51	63	68

Foreign Currency Transaction (Gains) Losses
Midstream	$—	—	—
Chemicals	—	—	—
Refining	4	—	(24)
Marketing and Specialties	—	—	1
Corporate and Other	8	5	(8)
	$12	5	(31)

Note 25—Related Party Transactions
Significant transactions with related parties were:

	Millions of Dollars
	2020	2019	2018

Operating revenues and other income (a)	$1,932	2,977	3,514
Purchases (b)	6,536	11,726	12,755
Operating expenses and selling, general and administrative expenses (c)	247	96	59

(a)We sold NGL, other petrochemical feedstocks and solvents to CPChem, NGL and certain feedstocks to DCP Midstream, gas oil and hydrogen feedstocks to Excel Paralubes (Excel), and refined petroleum products to several of our equity affiliates in the Marketing and Specialties segment, including OnCue and CF United. We also sold certain feedstocks and intermediate products to WRB and acted as agent for WRB in supplying crude oil and other feedstocks for a fee. In addition, we charged several of our equity affiliates, including CPChem, for the use of common facilities, such as steam generators, waste and water treaters and warehouse facilities.

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

Note 26—Segment Disclosures and Related Information

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

Intersegment sales are at prices that we believe approximate market.

Analysis of Results by Operating Segment

	Millions of Dollars
	2020	2019	2018
Sales and Other Operating Revenues*
Midstream
Total sales	$6,047	7,103	8,293
Intersegment eliminations	(1,873)	(2,122)	(2,176)
Total Midstream	4,174	4,981	6,117
Chemicals	3	3	5
Refining
Total sales	42,206	76,792	83,140
Intersegment eliminations	(24,176)	(45,871)	(49,343)
Total Refining	18,030	30,921	33,797
Marketing and Specialties
Total sales	43,164	73,616	73,414
Intersegment eliminations	(1,272)	(2,256)	(1,899)
Total Marketing and Specialties	41,892	71,360	71,515
Corporate and Other	30	28	27
Consolidated sales and other operating revenues	$64,129	107,293	111,461
* See Note 3—Sales and Other Operating Revenues, for further details on our disaggregated sales and other operating revenues.

Equity in Earnings (Loss) of Affiliates
Midstream	$761	754	676
Chemicals	625	870	1,025
Refining	(376)	318	796
Marketing and Specialties	181	185	164
Corporate and Other	—	—	15
Consolidated equity in earnings of affiliates	$1,191	2,127	2,676

Depreciation, Amortization and Impairments*
Midstream	$1,795	1,162	326
Chemicals	—	—	—
Refining	3,642	857	841
Marketing and Specialties	103	103	114
Corporate and Other	107	80	83
Consolidated depreciation, amortization and impairments	$5,647	2,202	1,364
* See Note 9—Impairments, for further details on impairments by segment.

	Millions of Dollars
	2020	2019	2018
Interest Income and Expense
Interest income
Corporate and Other	$14	43	45

Interest and debt expense
Corporate and Other	$499	458	504

Income (Loss) Before Income Taxes
Midstream	$(9)	684	1,181
Chemicals	635	879	1,025
Refining	(6,155)	1,986	4,535
Marketing and Specialties	1,446	1,433	1,557
Corporate and Other	(881)	(804)	(853)
Consolidated income (loss) before income taxes	$(4,964)	4,178	7,445

Investments In and Advances To Affiliates
Midstream	$4,255	5,131	5,423
Chemicals	6,126	6,229	6,233
Refining	2,202	2,290	2,226
Marketing and Specialties	744	650	349
Corporate and Other	—	—	—
Consolidated investments in and advances to affiliates	$13,327	14,300	14,231

Total Assets
Midstream	$15,596	15,716	14,329
Chemicals	6,183	6,249	6,235
Refining	20,404	25,150	23,230
Marketing and Specialties	7,180	8,659	6,572
Corporate and Other	5,358	2,946	3,936
Consolidated total assets	$54,721	58,720	54,302

	Millions of Dollars
	2020	2019	2018
Capital Expenditures and Investments
Midstream	$1,747	2,292	1,548
Chemicals	—	—	—
Refining	816	1,001	826
Marketing and Specialties	173	374	125
Corporate and Other	184	206	140
Consolidated capital expenditures and investments	$2,920	3,873	2,639

Geographic Information

Long-lived assets, defined as net PP&E plus investments and long-term receivables, by geographic location at December 31 were:

	Millions of Dollars
	2020	2019	2018

United States	$35,273	36,407	34,587
United Kingdom	1,313	1,256	1,191
Germany	653	601	570
Other foreign countries	101	93	91
Worldwide consolidated	$37,340	38,357	36,439

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

At December 31, 2020, we owned 170 million Phillips 66 Partners common units, representing a 74% limited partner interest, while the public owned a 26% limited partner interest and 13.8 million perpetual convertible preferred units. Prior to October 2020, holders of the preferred units received cumulative quarterly distributions equal to $0.678375 per unit.  Beginning in October 2020, holders receive quarterly distributions equal to the greater of $0.678375 per unit or the per-unit distribution paid to common unitholders.

We consolidate Phillips 66 Partners because we determined it is a VIE of which we are the primary beneficiary. As general partner of Phillips 66 Partners, we have the ability to control its financial interests, as well as the ability to direct the activities that most significantly impact its economic performance. As a result of this consolidation, the public common and perpetual convertible preferred unitholders’ ownership interests in Phillips 66 Partners are reflected as noncontrolling interests of $2,219 million and $2,228 million on our consolidated balance sheet at December 31, 2020 and 2019, respectively.

The most significant assets of Phillips 66 Partners that are available to settle only its obligations, along with its most significant liabilities for which its creditors do not have recourse to Phillips 66’s general credit, were:

	Millions of Dollars
	December 31 2020	December 31 2019

Cash and cash equivalents	$7	286
Equity investments*	3,244	2,961
Net properties, plants and equipment	3,639	3,349
Short-term debt	465	25
Long-term debt	3,444	3,491
* Included in “Investments and long-term receivables” line item on the Phillips 66 consolidated balance sheet.

Phillips 66 Partners has authorized an aggregate of $750 million under three $250 million continuous offerings of common units, or at-the-market (ATM) programs. The first two programs concluded in June 2018 and December 2019, respectively. For the years ended December 31, 2020, 2019 and 2018, on a settlement-date basis, Phillips 66 Partners generated net proceeds of $2 million, $173 million and $128 million, respectively, from common units issued under the ATM programs. Since inception in June 2016 and through December 31, 2020, the ATM programs have generated net proceeds of $494 million.

Gray Oak Pipeline, LLC was formed to develop and construct the Gray Oak Pipeline, which transports crude oil from the Permian and Eagle Ford to Texas Gulf Coast destinations that include Corpus Christi, Texas, and the Sweeny area, including our Sweeny Refinery. Phillips 66 Partners has a consolidated holding company that owns 65% of Gray Oak Pipeline, LLC. In December 2018, a third party acquired a 35% interest in the holding company. Because the holding company’s sole asset was its ownership interest in Gray Oak Pipeline, LLC, which was considered a financial asset, and because certain restrictions were placed on the third party’s ability to transfer or sell its interest in the holding company during the construction of the Gray Oak Pipeline, the legal sale of the 35% interest did not qualify as a sale under GAAP at that time. The Gray Oak Pipeline commenced full operations in the second quarter of 2020, and the restrictions placed on the co-venturer were lifted on June 30, 2020, resulting in the recognition of the sale under GAAP. Accordingly, at June 30, 2020, the co-venturer’s 35% interest in the holding company was recharacterized from a long-term obligation to a noncontrolling interest on our consolidated balance sheet, and the premium of $84 million previously paid by the co-venturer in 2019 was recharacterized from a long-term obligation to a gain in our consolidated statement of operations. For the year ended December 31, 2020, the co-venturer contributed an aggregate of $61 million to the holding company to fund its portion of Gray Oak Pipeline, LLC’s cash calls. Phillips 66 Partners’ effective ownership interest in Gray Oak Pipeline, LLC is 42.25% , after considering the co-venturer’s 35% interest in the consolidated holding company. See Note 6—Investments, Loans and Long-Term Receivables, for further discussion regarding Phillips 66 Partners’ investment in Gray Oak Pipeline, LLC, as well as certain other joint ventures.

Selected Quarterly Financial Data (Unaudited)

	Millions of Dollars				Per Share of Common Stock
	Sales and Other Operating Revenues	Income (Loss) Before Income Taxes	Net Income (Loss)	Net Income (Loss) Attributable to Phillips 66	Net Income (Loss) Attributable to Phillips 66
					Basic	Diluted
2020
First	$20,878	(2,478)	(2,427)	(2,496)	(5.66)	(5.66)
Second	10,913	(445)	(67)	(141)	(0.33)	(0.33)
Third	15,929	(1,350)	(726)	(799)	(1.82)	(1.82)
Fourth	16,409	(691)	(494)	(539)	(1.23)	(1.23)

2019
First	$23,103	340	270	204	0.44	0.44
Second	27,847	1,829	1,504	1,424	3.13	3.12
Third	27,218	943	793	712	1.58	1.58
Fourth	29,125	1,066	810	736	1.65	1.64

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. As of December 31, 2020, with the participation of management, our Chairman and Chief Executive Officer and our Executive Vice President, Finance and Chief Financial Officer carried out an evaluation, pursuant to Rule 13a-15(b) of the Act, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our Chairman and Chief Executive Officer and our Executive Vice President, Finance and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of December 31, 2020.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, in the quarterly period ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The remaining information required by Item 10 of Part III is incorporated herein by reference from our Proxy Statement for the Annual Meeting of Stockholders to be held on May 12, 2021, which will be filed within 120 days after December 31, 2020 (2021 Definitive Proxy Statement).*

Item 11. EXECUTIVE COMPENSATION

The information required by Item 11 of Part III is incorporated herein by reference from our 2021 Definitive Proxy Statement.*

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Part III is incorporated herein by reference from our 2021 Definitive Proxy Statement.*

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 of Part III is incorporated herein by reference from our 2021 Definitive Proxy Statement.*

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 of Part III is incorporated herein by reference from our 2021 Definitive Proxy Statement.*

_________________________
* Except for information or data specifically incorporated herein by reference under Items 10 through 14, other information and data appearing in our 2021 Definitive Proxy Statement are not deemed to be a part of this Annual Report on Form 10-K or deemed to be filed with the Commission as a part of this report.

PART IV

Item 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a)	1.
Financial Statements and Supplementary Data
The financial statements and supplementary information listed in the Index to Financial Statements, which appears on page 78, are filed as part of this Annual Report on Form 10-K.

	2.
Financial Statement Schedules
All financial statement schedules are omitted because they are not required, not significant, not applicable, or the information is shown in the financial statements or notes thereto.

	3.	Exhibits The exhibits listed in the Index to Exhibits, which appears on pages 150 to 153, are filed as part of this Annual Report on Form 10-K.

Item 16. FORM 10-K SUMMARY

None.

PHILLIPS 66

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.

2.1	Separation and Distribution Agreement between ConocoPhillips and Phillips 66, dated April 26, 2012.	8-K	2.1	05/01/2012	001-35349

3.1	Amended and Restated Certificate of Incorporation of Phillips 66.	8-K	3.1	05/01/2012	001-35349

3.2	Amended and Restated By-Laws of Phillips 66.	8-K	3.1	02/09/2017	001-35349

4.1	Description of Phillips 66’s Securities.	10-K	4.1	02/21/2020	001-35349

4.2	Indenture, dated as of March 12, 2012, among Phillips 66, as issuer, Phillips 66 Company, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee, in respect of senior debt securities of Phillips 66.	10-12B/A	4.3	04/05/2012	001-35349

4.3	Form of the terms of 4.300% Senior Notes due 2022.	10-12B/A	4.4	04/05/2012	001-35349

4.4	Form of the terms of 5.875% Senior Notes due 2042.	10-12B/A	4.4	04/05/2012	001-35349

4.5	Form of the terms of 4.650% Senior Notes due November 2034.	8-K	4.2	11/17/2014	001-35349

4.6	Form of the terms of 4.875% Senior Notes due November 2044.	8-K	4.2	11/17/2014	001-35349

4.7	Form of the terms of 3.900% Senior Notes due March 2028.	8-K	4.3	03/01/2018	001-35349

4.8	Form of the terms of Floating Rate Senior Notes due February 2021.	8-K	4.2	03/01/2018	001-35349

4.9	Indenture, dated as of April 9, 2020, among Phillips 66, as issuer, Phillips 66 Company, as guarantor, and U.S. Bank National Association, as trustee, in respect of senior debt securities of Phillips 66.	8-K	4.1	04/09/2020	001-35349

4.10	Form of the terms of 3.700% Senior Notes due 2023.	8-K	4.2	04/09/2020	001-35349

4.11	Form of the terms of 3.850% Senior Notes due 2025.	8-K	4.3	04/09/2020	001-35349

4.12	Form of the terms of 2.150% Senior Notes due 2030.	8-K	4.3	06/10/2020	001-35349

4.13	Form of the terms of Floating Rate Senior Notes due 2024.	8-K	4.2	11/18/2020	001-35349

4.14	Form of the terms of 0.900% Senior Notes due 2024.	8-K	4.3	11/18/2020	001-35349

4.15	Form of the terms of 1.300% Senior Notes due 2026.	8-K	4.4	11/18/2020	001-35349

10.1	Credit Agreement dated as of March 19, 2020, among Phillips 66, Phillips 66 Company, the lenders party thereto, Mizuho Bank, Ltd., as administrative agent.	8-K	10.1	03/24/2020	001-35349

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.

10.2	Master New Lender Agreement dated as of April 6, 2020, among Phillips 66, Phillips 66 Company, the lenders party thereto, Mizuho Bank, Ltd., as administrative agent.	8-K	10.1	04/07/2020	001-35349

10.3	First Amendment to Credit Agreement dated as of June 10, 2020, by and among Phillips 66, Phillips 66 Company, the lenders party thereto, and Mizuho Bank, Ltd., as administrative agent.	10-Q	10.2	07/31/2020	001-35349

10.4	Second Amendment to Credit Agreement dated as of November 20, 2020, by and among Phillips 66, Phillips 66 Company, the lenders party thereto, and Mizuho Bank, Ltd., as administrative agent.	8-K	10.1	11/23/2020	001-35349

10.5	Amended and Restated Credit Agreement dated as of July 30, 2019, among Phillips 66, Phillips 66 Company, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	10.1	08/01/2019	001-35349

10.6	Third Amended and Restated Limited Liability Company Agreement of Chevron Phillips Chemical Company LLC, effective as of May 1, 2012.	10-Q	10.14	08/03/2012	001-35349

10.7	First Amendment to Third Amended and Restated Limited Liability Company Agreement of Chevron Phillips Chemical Company LLC, effective as of December 31, 2017.	10-K	10.6	02/23/2018	001-35349

10.8	Second Amendment to Third Amended and Restated Limited Liability Company Agreement of Chevron Phillips Chemical Company LLC, effective as of June 1, 2018.	10-Q	10.1	07/27/2018	001-35349

10.9	Indemnification and Release Agreement between ConocoPhillips and Phillips 66, dated April 26, 2012.	8-K	10.1	05/01/2012	001-35349

10.10	Intellectual Property Assignment and License Agreement between ConocoPhillips and Phillips 66, dated April 26, 2012.	8-K	10.2	05/01/2012	001-35349

10.11	Tax Sharing Agreement between ConocoPhillips and Phillips 66, dated April 26, 2012.	8-K	10.3	05/01/2012	001-35349

10.12	Employee Matters Agreement between ConocoPhillips and Phillips 66, dated April 26, 2012.	8-K	10.4	05/01/2012	001-35349

10.13	Amendment to the Employee Matters Agreement by and between ConocoPhillips and Phillips 66, dated April 26, 2012.	10-Q	10.1	05/02/2013	001-35349

10.14	Transition Services Agreement between ConocoPhillips and Phillips 66, dated April 26, 2012.	8-K	10.5	05/01/2012	001-35349

10.15	2013 Omnibus Stock and Performance Incentive Plan of Phillips 66.**	DEF14A	App. A	03/27/2013	001-35349

10.16	Phillips 66 Key Employee Supplemental Retirement Plan.**	10-Q	10.15	08/03/2012	001-35349

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.

10.17	First Amendment to the Phillips 66 Key Employee Supplemental Retirement Plan.**	10-K	10.18	02/22/2013	001-35349

10.18	Phillips 66 Amended and Restated Executive Severance Plan.**	10-Q	10.1	07/29/2016	001-35349

10.19	Phillips 66 Deferred Compensation Plan for Non-Employee Directors.**	10-Q	10.17	08/03/2012	001-35349

10.20	Phillips 66 Key Employee Deferred Compensation Plan-Title I.**	10-Q	10.18	08/03/2012	001-35349

10.21	Phillips 66 Key Employee Deferred Compensation Plan-Title II.**	10-Q	10.19	08/03/2012	001-35349

10.22	First Amendment to the Phillips 66 Key Employee Deferred Compensation Plan Title II.**	10-K	10.24	02/22/2013	001-35349

10.23	Phillips 66 Defined Contribution Make-Up Plan Title I.**	10-Q	10.20	08/03/2012	001-35349

10.24	Phillips 66 Defined Contribution Make-Up Plan Title II.**	10-K	10.26	02/22/2013	001-35349

10.25	First Amendment to the Phillips 66 Defined Contribution Make-Up Plan Title II.**	10-Q	10.1	04/30/2019	001-35349

10.26	Phillips 66 Key Employee Change in Control Severance Plan.**	10-K	10.27	02/22/2013	001-35349

10.27	First Amendment to Phillips 66 Key Employee Change in Control Severance Plan, Effective October 2, 2015.**	8-K	10.1	11/08/2013	001-35349

10.28	Annex to the Phillips 66 Nonqualified Deferred Compensation Arrangements.**	10-Q	10.23	08/03/2012	001-35349

10.29	Form of Stock Option Award Agreement under the 2013 Omnibus Stock and Performance Incentive Plan of Phillips 66.**	10-K	10.31	02/21/2020	001-35349

10.30	Form of Restricted Stock or Restricted Stock Unit Award Agreement under the 2013 Omnibus Stock and Performance Incentive Plan of Phillips 66.**	10-K	10.32	02/21/2020	001-35349

10.31	Form of Performance Share Unit Award Agreement under the 2013 Omnibus Stock and Performance Incentive Plan of Phillips 66.**	10-K	10.33	02/21/2020	001-35349

21*	List of Subsidiaries of Phillips 66.

22*	List of Guarantor Subsidiaries.

23*	Consent of Ernst & Young LLP, independent registered public accounting firm.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32*	Certifications pursuant to 18 U.S.C. Section 1350.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Schema Document.

101.CAL*	Inline XBRL Calculation Linkbase Document.

101.LAB*	Inline XBRL Labels Linkbase Document.

101.PRE*	Inline XBRL Presentation Linkbase Document.

101.DEF*	Inline XBRL Definition Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.
** Management contracts and compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHILLIPS 66

Date:	February 24, 2021	/s/ Greg C. Garland
Greg C. Garland Chairman of the Board of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, as of February 24, 2021, by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Greg C. Garland	Chairman of the Board of Directors
Greg C. Garland	and Chief Executive Officer
(Principal executive officer)

/s/ Kevin J. Mitchell	Executive Vice President, Finance
Kevin J. Mitchell	and Chief Financial Officer
(Principal financial officer)

/s/ Chukwuemeka A. Oyolu	Vice President and Controller
Chukwuemeka A. Oyolu	(Principal accounting officer)

/s/ Gary K. Adams	Director
Gary K. Adams

/s/ Julie L. Bushman	Director
Julie L. Bushman

/s/ Lisa A. Davis	Director
Lisa A. Davis

/s/ Charles M. Holley	Director
Charles M. Holley

/s/ John E. Lowe	Director
John E. Lowe

/s/ Harold W. McGraw III	Director
Harold W. McGraw III

/s/ Denise L. Ramos	Director
Denise L. Ramos

/s/ Glenn F. Tilton	Director
Glenn F. Tilton

/s/ Victoria J. Tschinkel	Director
Victoria J. Tschinkel

/s/ Marna C. Whittington	Director
Marna C. Whittington