Form 10-Q
period 2021-03-31
Phillips 66
filed 2021-04-30
CIK 1534701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	001-35349
Phillips 66
(Exact name of registrant as specified in its charter)

Delaware	45-3779385
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The registrant had 437,867,054 shares of common stock, $0.01 par value, outstanding as of March 31, 2021.

PHILLIPS 66

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Consolidated Statement of Operations	Phillips 66

	Millions of Dollars
	Three Months Ended March 31
	2021	2020
Revenues and Other Income
Sales and other operating revenues	$21,627	20,878
Equity in earnings of affiliates	285	365
Net gain on dispositions	—	1
Other income	15	—
Total Revenues and Other Income	21,927	21,244

Costs and Expenses
Purchased crude oil and products	20,065	18,440
Operating expenses	1,380	1,341
Selling, general and administrative expenses	408	319
Depreciation and amortization	356	342
Impairments	198	3,006
Taxes other than income taxes	139	157
Accretion on discounted liabilities	6	6
Interest and debt expense	146	111
Total Costs and Expenses	22,698	23,722
Loss before income taxes	(771)	(2,478)
Income tax benefit	(132)	(51)
Net Loss	(639)	(2,427)
Less: net income attributable to noncontrolling interests	15	69
Net Loss Attributable to Phillips 66	$(654)	(2,496)

Net Loss Attributable to Phillips 66 Per Share of Common Stock (dollars)
Basic	$(1.49)	(5.66)
Diluted	(1.49)	(5.66)

Weighted-Average Common Shares Outstanding (thousands)
Basic	439,504	441,345
Diluted	439,504	441,345
See Notes to Consolidated Financial Statements.

Consolidated Statement of Comprehensive Loss	Phillips 66

	Millions of Dollars
	Three Months Ended March 31
	2021	2020

Net Loss	$(639)	(2,427)
Other comprehensive income (loss)
Defined benefit plans
Amortization of net actuarial loss and prior service credit	22	23
Plans sponsored by equity affiliates	6	2
Income taxes on defined benefit plans	(6)	(5)
Defined benefit plans, net of income taxes	22	20
Foreign currency translation adjustments	(15)	(222)
Income taxes on foreign currency translation adjustments	—	1
Foreign currency translation adjustments, net of income taxes	(15)	(221)
Cash flow hedges	2	(9)
Income taxes on hedging activities	—	2
Hedging activities, net of income taxes	2	(7)
Other Comprehensive Income (Loss), Net of Income Taxes	9	(208)
Comprehensive Loss	(630)	(2,635)
Less: comprehensive income attributable to noncontrolling interests	15	69
Comprehensive Loss Attributable to Phillips 66	$(645)	(2,704)
See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet	Phillips 66

	Millions of Dollars
	March 31 2021	December 31 2020
Assets
Cash and cash equivalents	$1,351	2,514
Accounts and notes receivable (net of allowances of $51 million in 2021 and $37 million in 2020)	7,161	5,688
Accounts and notes receivable—related parties	1,004	834
Inventories	4,273	3,893
Prepaid expenses and other current assets	629	347
Total Current Assets	14,418	13,276
Investments and long-term receivables	13,376	13,624
Net properties, plants and equipment	23,677	23,716
Goodwill	1,425	1,425
Intangibles	836	843
Other assets	1,764	1,837
Total Assets	$55,496	54,721

Liabilities
Accounts payable	$7,484	5,171
Accounts payable—related parties	762	378
Short-term debt	516	987
Accrued income and other taxes	1,149	1,351
Employee benefit obligations	316	573
Other accruals	1,204	1,058
Total Current Liabilities	11,431	9,518
Long-term debt	14,906	14,906
Asset retirement obligations and accrued environmental costs	682	657
Deferred income taxes	5,547	5,644
Employee benefit obligations	1,351	1,341
Other liabilities and deferred credits	1,122	1,132
Total Liabilities	35,039	33,198

Equity
Common stock (2,500,000,000 shares authorized at $0.01 par value) Issued (2021—649,638,881 shares; 2020—648,643,223 shares)
Par value	6	6
Capital in excess of par	20,420	20,383
Treasury stock (at cost: 2021 and 2020—211,771,827 shares)	(17,116)	(17,116)
Retained earnings	15,449	16,500
Accumulated other comprehensive loss	(780)	(789)
Total Stockholders’ Equity	17,979	18,984
Noncontrolling interests	2,478	2,539
Total Equity	20,457	21,523
Total Liabilities and Equity	$55,496	54,721
See Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows	Phillips 66

	Millions of Dollars
	Three Months Ended March 31
	2021	2020
Cash Flows From Operating Activities
Net loss	$(639)	(2,427)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	356	342
Impairments	198	3,006
Accretion on discounted liabilities	6	6
Deferred income taxes	(103)	(47)
Undistributed equity earnings	217	(4)
Net gain on dispositions	—	(1)
Other	138	(139)
Working capital adjustments
Accounts and notes receivable	(1,740)	3,900
Inventories	(377)	(1,620)
Prepaid expenses and other current assets	(283)	(90)
Accounts payable	2,779	(3,239)
Taxes and other accruals	(281)	530
Net Cash Provided by Operating Activities	271	217

Cash Flows From Investing Activities
Capital expenditures and investments	(331)	(923)
Return of investments in equity affiliates	58	38
Proceeds from asset dispositions	—	1
Advances/loans—related parties	(155)	(8)
Other	(39)	15
Net Cash Used in Investing Activities	(467)	(877)

Cash Flows From Financing Activities
Issuance of debt	450	1,199
Repayment of debt	(925)	(7)
Issuance of common stock	20	6
Repurchase of common stock	—	(443)
Dividends paid on common stock	(394)	(396)
Distributions to noncontrolling interests	(76)	(61)
Other	(20)	(22)
Net Cash Provided by (Used in) Financing Activities	(945)	276

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(22)	(9)

Net Change in Cash and Cash Equivalents	(1,163)	(393)
Cash and cash equivalents at beginning of period	2,514	1,614
Cash and Cash Equivalents at End of Period	$1,351	1,221
See Notes to Consolidated Financial Statements.

Consolidated Statement of Changes in Equity	Phillips 66

	Millions of Dollars
	Three Months Ended March 31
	Attributable to Phillips 66
	Common Stock
	Par Value	Capital in Excess of Par	Treasury Stock	Retained Earnings	Accum. Other Comprehensive Loss	Noncontrolling Interests	Total

December 31, 2020	$6	20,383	(17,116)	16,500	(789)	2,539	21,523
Net income (loss)	—	—	—	(654)	—	15	(639)
Other comprehensive income	—	—	—	—	9	—	9
Dividends paid on common stock ($0.90 per share)	—	—	—	(394)	—	—	(394)
Benefit plan activity	—	37	—	(3)	—	—	34
Distributions to noncontrolling interests	—	—	—	—	—	(76)	(76)
March 31, 2021	$6	20,420	(17,116)	15,449	(780)	2,478	20,457

December 31, 2019	$6	20,301	(16,673)	22,064	(788)	2,259	27,169
Net income (loss)	—	—	—	(2,496)	—	69	(2,427)
Other comprehensive loss	—	—	—	—	(208)	—	(208)
Dividends paid on common stock ($0.90 per share)	—	—	—	(396)	—	—	(396)
Repurchase of common stock	—	—	(443)	—	—	—	(443)
Benefit plan activity	—	4	—	(2)	—	—	2
Distributions to noncontrolling interests	—	—	—	—	—	(61)	(61)
Other	—	—	—	(2)	5	—	3
March 31, 2020	$6	20,305	(17,116)	19,168	(991)	2,267	23,639

	Shares
	Three Months Ended March 31
	Common Stock Issued	Treasury Stock

December 31, 2020	648,643,223	211,771,827
Repurchase of common stock	—	—
Shares issued—share-based compensation	995,658	—
March 31, 2021	649,638,881	211,771,827

December 31, 2019	647,416,633	206,390,806
Repurchase of common stock	—	5,381,021
Shares issued—share-based compensation	1,029,901	—
March 31, 2020	648,446,534	211,771,827
See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements	Phillips 66

Note 1—Interim Financial Information

The unaudited interim financial information presented in the financial statements included in this report is prepared in accordance with generally accepted accounting principles in the United States (GAAP) and includes all known accruals and adjustments necessary, in the opinion of management, for a fair presentation of the consolidated financial position of Phillips 66 and its results of operations and cash flows for the periods presented. Unless otherwise specified, all such adjustments are of a normal and recurring nature. Certain notes and other information have been condensed or omitted from the interim financial statements included in this report. Therefore, these interim financial statements should be read in conjunction with the consolidated financial statements and notes included in our 2020 Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2021, are not necessarily indicative of the results expected for the full year.

Note 2—Sales and Other Operating Revenues

Disaggregated Revenues
The following tables present our disaggregated sales and other operating revenues:

	Millions of Dollars
	Three Months Ended March 31
	2021	2020
Product Line and Services
Refined petroleum products	$16,343	16,157
Crude oil resales	3,189	2,877
Natural gas liquids (NGL)	1,774	979
Services and other*	321	865
Consolidated sales and other operating revenues	$21,627	20,878

Geographic Location**
United States	$16,612	15,710
United Kingdom	2,287	2,309
Germany	817	858
Other foreign countries	1,911	2,001
Consolidated sales and other operating revenues	$21,627	20,878
* Includes derivatives-related activities. See Note 12—Derivatives and Financial Instruments, for additional information.
** Sales and other operating revenues are attributable to countries based on the location of the operations generating the revenues.

Contract-Related Assets and Liabilities
At March 31, 2021, and December 31, 2020, receivables from contracts with customers were $5,375 million and $3,911 million, respectively. Significant noncustomer balances, such as buy/sell receivables and excise tax receivables, were excluded from these amounts.

Our contract-related assets also include payments we make to our marketing customers related to incentive programs. An incentive payment is initially recognized as an asset and subsequently amortized as a reduction to revenue over the contract term, which generally ranges from 5 to 15 years. At March 31, 2021, and December 31, 2020, our asset balances related to such payments were $414 million and $404 million, respectively.

Our contract liabilities represent advances from our customers prior to product or service delivery. At March 31, 2021, and December 31, 2020, contract liabilities were immaterial.

Remaining Performance Obligations
Most of our contracts with customers are spot contracts or term contracts with only variable consideration. We do not disclose remaining performance obligations for these contracts as the expected duration is one year or less or because the variable consideration has been allocated entirely to the unsatisfied performance obligations. We also have certain contracts in our Midstream segment that include minimum volume commitments with fixed pricing, which mostly expire by 2022. At March 31, 2021, the remaining performance obligations related to these minimum volume commitment contracts were immaterial.

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

The negative economic impacts associated with Coronavirus Disease 2019 (COVID-19) have increased the probability that certain of our counterparties may not be able to completely fulfill their obligations in a timely manner. In response, we have enhanced our credit monitoring, sought collateral to support some transactions, and required prepayments from higher-risk counterparties.

At March 31, 2021, and December 31, 2020, we reported $8,165 million and $6,522 million of accounts and notes receivable, net of allowances of $51 million and $37 million, respectively. Based on an aging analysis at March 31, 2021, more than 95% of our accounts receivable were outstanding less than 60 days.

We are also exposed to credit losses from off-balance sheet exposures, such as guarantees of joint venture debt and standby letters of credit. See Note 10—Guarantees, and Note 11—Contingencies and Commitments, for more information on these off-balance sheet exposures.

Note 4—Inventories

Inventories consisted of the following:

	Millions of Dollars
	March 31 2021	December 31 2020

Crude oil and petroleum products	$3,915	3,536
Materials and supplies	358	357
	$4,273	3,893

Inventories valued on the last-in, first-out (LIFO) basis totaled $3,740 million and $3,368 million at March 31, 2021, and December 31, 2020, respectively. The estimated excess of current replacement cost over LIFO cost of inventories amounted to approximately $4.2 billion and $2.7 billion at March 31, 2021, and December 31, 2020, respectively.

Note 5—Investments, Loans and Long-Term Receivables

Equity Investments

Dakota Access, LLC (Dakota Access) and Energy Transfer Crude Oil Company, LLC (ETCO)
In March 2019, a wholly owned subsidiary of Dakota Access issued $2.5 billion aggregate principal amount of senior unsecured notes. Dakota Access and ETCO have guaranteed repayment of the notes. In addition, Phillips 66 Partners LP (Phillips 66 Partners) and its co-venturers in Dakota Access provided a Contingent Equity Contribution Undertaking (CECU) in conjunction with the notes offering. Under the CECU, the co-venturers may be severally required to make proportionate equity contributions to Dakota Access if there is an unfavorable final judgment in the ongoing litigation related to an easement granted by the U.S. Army Corps of Engineers (USACE) to allow the pipeline to be constructed under Lake Oahe in North Dakota. Contributions may be required if Dakota Access determines that the issues included in any such final judgment cannot be remediated and Dakota Access has or is projected to have insufficient funds to satisfy repayment of the notes. If Dakota Access undertakes remediation to cure issues raised in a final judgment, contributions may be required if any series of the notes become due, whether by acceleration or at maturity, during such time, to the extent Dakota Access has or is projected to have insufficient funds to pay such amounts. At March 31, 2021, Phillips 66 Partners’ share of the maximum potential equity contributions under the CECU was approximately $631 million.

In July 2020, the trial court presiding over the litigation vacated Dakota Access’ easement under Lake Oahe and ordered the Dakota Access Pipeline to be shut down and emptied of crude oil pending the preparation of an Environmental Impact Statement (EIS) by the USACE, which had been ordered by the court in March 2020 and is now expected to be completed by March 2022. In August 2020, pending an appeal of the trial court’s decisions, an appellate court denied Dakota Access’ motion to stay the order vacating the easement, but granted its motion to stay the order that the pipeline be shut down while the EIS is prepared. In January 2021, the appellate court affirmed the trial court’s order vacating the easement and directing the USACE to prepare an EIS and reversed the order directing the pipeline to be shut down. Notwithstanding that the easement has been vacated, in April 2021, the USACE indicated that it currently intends to allow the pipeline to continue to operate while it proceeds with the EIS. Currently, there is a motion for a permanent injunction to shut down the pipeline before the trial court that could be decided at any time. Additionally, Dakota Access has requested the appellate court to stay its January 2021 decision pending a filing and disposition of a petition for writ of certiorari to the U.S. Supreme Court.

If the pipeline is required to cease operations, either permanently or pending the preparation of the EIS, and should Dakota Access and ETCO not have sufficient funds to pay ongoing expenses, Phillips 66 Partners also could be required to support its share of the ongoing expenses, including scheduled interest payments on the notes of approximately $25 million annually, in addition to the potential obligations under the CECU.

At March 31, 2021, the aggregate book value of Phillips 66 Partners’ investments in Dakota Access and ETCO was $575 million.

CF United LLC (CF United)
We hold a 50% voting interest and a 48% economic interest in CF United, a retail marketing joint venture with operations primarily on the U.S. West Coast. CF United is considered a variable interest entity (VIE) because our co-venturer has an option to require us to purchase its interest based on a fixed multiple. The put option becomes effective July 1, 2023, and expires on March 31, 2024. The put option is viewed as a variable interest as the purchase price on the exercise date may not represent the then-current fair value of CF United. We have determined that we are not the primary beneficiary because we and our co-venturer jointly direct the activities of CF United that most significantly impact economic performance. At March 31, 2021, our maximum exposure to loss was comprised of our $334 million investment in CF United, and any potential future loss resulting from the put option should the purchase price based on a fixed multiple exceed the then-current fair value of CF United.

OnCue Holdings, LLC (OnCue)
We hold a 50% interest in OnCue, a joint venture that owns and operates retail convenience stores. We fully guaranteed various debt agreements of OnCue and our co-venturer did not participate in the guarantees. This entity is considered a VIE because our debt guarantees resulted in OnCue not being exposed to all potential losses. We have determined we are not the primary beneficiary because we do not have the power to direct the activities that most significantly impact economic performance. At March 31, 2021, our maximum exposure to loss was $178 million, which represented the book value of our investment in OnCue of $99 million and guaranteed debt obligations of $79 million.

Liberty Pipeline LLC (Liberty)
At March 31, 2021, Phillips 66 Partners held a 50% interest in Liberty, a joint venture formed to develop and construct the Liberty Pipeline system. Liberty was considered a VIE because it did not have sufficient equity at risk to fully fund the construction of all assets required for principal operations. It was determined that Phillips 66 Partners was not the primary beneficiary because Phillips 66 Partners and its co-venturer jointly directed the activities of Liberty that most significantly impact economic performance.

In the first quarter of 2021, Phillips 66 Partners’ decision to exit the Liberty Pipeline project resulted in a $198 million before-tax impairment of its investment in Liberty. The impairment is included in the “Impairments” line item on our consolidated statement of operations for the three months ended March 31, 2021. See Note 7—Impairments, and Note 13—Fair Value Measurements, for additional information regarding the impairment and the techniques used to determine the fair value of Phillips 66 Partners’ investment in Liberty. At March 31, 2021, the book value of Phillips 66 Partners’ investment in Liberty was $46 million.

In April 2021, Phillips 66 Partners transferred its ownership interest in Liberty to its co-venturer for cash and certain pipeline assets with an estimated fair value that approximated its book value at March 31, 2021.

Related Party Loans
We and our co-venturer provided member loans to WRB Refining LP (WRB). At March 31, 2021, our 50% share of the outstanding member loan balance, including accrued interest, was $434 million.

Note 6—Properties, Plants and Equipment

Our gross investment in properties, plants and equipment (PP&E) and the associated accumulated depreciation and amortization (Accum. D&A) balances were as follows:

	Millions of Dollars
	March 31, 2021			December 31, 2020
	Gross PP&E	Accum. D&A	Net PP&E	Gross PP&E	Accum. D&A	Net PP&E

Midstream	$12,184	2,796	9,388	12,313	2,815	9,498
Chemicals	—	—	—	—	—	—
Refining	25,095	12,351	12,744	24,647	12,019	12,628
Marketing and Specialties	1,770	994	776	1,815	1,007	808
Corporate and Other	1,455	686	769	1,448	666	782
	$40,504	16,827	23,677	40,223	16,507	23,716

Note 7—Impairments

	Millions of Dollars
	Three Months Ended March 31
	2021	2020
Midstream	$198	1,161
Refining	—	1,845
Total impairments	$198	3,006

Equity Investments

Liberty
In the first quarter of 2021, Phillips 66 Partners decided to exit the Liberty Pipeline project, which had previously been deferred due to the challenging business environment caused by the COVID-19 pandemic. As a result, Phillips 66 Partners recorded a $198 million before-tax impairment to reduce the book value of its investment in Liberty at March 31, 2021, to estimated fair value.

DCP Midstream, LLC (DCP Midstream)
In the first quarter of 2020, the market value of DCP Partners, LP (DCP Partners) common units declined by approximately 85%. As a result, at March 31, 2020, the fair value of our investment in DCP Midstream was significantly lower than its book value. We concluded this difference was not temporary primarily due to its magnitude, and we recorded a $1,161 million before-tax impairment of our investment in the first quarter of 2020.

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

These impairment charges are included within the “Impairments” line item on our consolidated statement of operations. See Note 13—Fair Value Measurements, for additional information on the determination of fair value used to record these impairments.

Outlook
The COVID-19 pandemic continues to disrupt economic activities globally. Reduced demand for petroleum products has resulted in low refining margins and decreased volumes through refineries and logistics infrastructure. Demand for refined petroleum products started to recover following the distribution of COVID-19 vaccines at the beginning of 2021, and consequently, refining margins have improved. However, the depth and duration of the economic consequences of the COVID-19 pandemic remain uncertain. We continuously monitor our asset and investment portfolio for impairments, as well as optimization opportunities, in this challenging business environment. As such, additional impairments may be required in the future.

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

	Three Months Ended March 31
	2021		2020
	Basic	Diluted	Basic	Diluted
Amounts Attributed to Phillips 66 Common Stockholders (millions):
Net loss attributable to Phillips 66	$(654)	(654)	(2,496)	(2,496)
Income allocated to participating securities	(2)	(2)	(1)	(1)
Net loss available to common stockholders	$(656)	(656)	(2,497)	(2,497)

Weighted-average common shares outstanding (thousands):	437,369	439,504	439,014	441,345
Effect of share-based compensation	2,135	—	2,331	—
Weighted-average common shares outstanding—EPS	439,504	439,504	441,345	441,345

Loss Per Share of Common Stock (dollars)	$(1.49)	(1.49)	(5.66)	(5.66)

Note 9—Debt

2021 Debt Issuances and Repayments
At March 31, 2021, borrowings of $450 million were outstanding and $1 million in letters of credit had been drawn under Phillips 66 Partners’ $750 million revolving credit facility.

In April 2021, Phillips 66 Partners entered into a $450 million term loan agreement and borrowed the full amount. The term loan agreement has a maturity date of April 5, 2022, and the outstanding borrowings can be repaid at any time and from time to time, in whole or in part, without premium or penalty. Borrowings bear interest at a floating rate based on either a Eurodollar rate or a reference rate, plus a margin of 0.875%. Proceeds were primarily used to repay amounts borrowed under Phillips 66 Partners’ $750 million revolving credit facility.

In February 2021, Phillips 66 repaid $500 million outstanding principal balance of its floating-rate senior notes due February 2021.

2020 Term Loan Facility
On March 19, 2020, Phillips 66 entered into a $1 billion 364-day delayed draw term loan agreement (the Facility) and borrowed $1 billion under the Facility shortly thereafter. On April 6, 2020, Phillips 66 increased the size of the Facility to $2 billion, and in June 2020, the Facility was amended to extend the commitment period to September 19, 2020. We did not draw additional amounts under the Facility before the end of the commitment period or further extend the commitment period. In November 2020, we repaid $500 million of borrowings outstanding under the Facility, and the Facility was amended to extend the maturity date of the remaining $500 million outstanding borrowings from March 18, 2021, to November 20, 2023. Borrowings under the Facility bear interest at a floating rate based on either a Eurodollar rate or a reference rate, plus a margin determined by the credit rating of Phillips 66’s senior unsecured long-term debt. Phillips 66 used the proceeds for general corporate purposes.

Note 10—Guarantees

At March 31, 2021, we were liable for certain contingent obligations under various contractual arrangements as described below. We recognize a liability for the fair value of our obligation as a guarantor for newly issued or modified guarantees. Unless the carrying amount of the liability is noted below, we have not recognized a liability either because the guarantees were issued prior to December 31, 2002, or because the fair value of the obligation is immaterial. In addition, unless otherwise stated, we are not currently performing with any significance under the guarantees and expect future performance to be either immaterial or have only a remote chance of occurrence.

Lease Residual Value Guarantees
Under the operating lease agreement for our headquarters facility in Houston, Texas, we have the option, at the end of the lease term in September 2025, to request to renew the lease, purchase the facility or assist the lessor in marketing it for resale. We have a residual value guarantee associated with the operating lease agreement with a maximum potential future exposure of $514 million at March 31, 2021. We also have residual value guarantees associated with railcar and airplane leases with maximum potential future payments totaling $371 million. These operating leases have remaining terms of up to nine years.

Guarantees of Joint Venture and Other Obligations
In March 2019, Phillips 66 Partners and its co-venturers in Dakota Access provided a CECU in conjunction with a senior unsecured notes offering. See Note 5—Investments, Loans and Long-Term Receivables, for additional information on Dakota Access and the CECU.

At March 31, 2021, we also had other guarantees outstanding for our portion of certain joint venture debt and purchase obligations, which have remaining terms of up to seven years. The maximum potential amount of future payments to third parties under these guarantees was approximately $197 million. Payment would be required if a joint venture defaults on its obligations.

Indemnifications
Over the years, we have entered into various agreements to sell ownership interests in certain corporations, joint ventures and assets that gave rise to indemnification. Agreements associated with these sales include indemnifications for taxes, litigation, environmental liabilities, permits and licenses, employee claims, and real estate tenant defaults. The provisions of these indemnifications vary greatly. The majority of these indemnifications are related to environmental issues, which generally have indefinite terms and potentially unlimited exposure. The carrying amount of recorded indemnifications was $145 million at both March 31, 2021, and December 31, 2020.

We amortize the indemnification liability over the relevant time period, if one exists, based on the facts and circumstances surrounding each type of indemnity. In cases where the indemnification term is indefinite, we will reverse the liability when we have information to support the reversal. Although it is reasonably possible future payments may exceed amounts recorded, due to the nature of the indemnifications, it is not possible to make a reasonable estimate of the maximum potential amount of future payments. At March 31, 2021, and December 31, 2020, environmental accruals for known contamination of $103 million and $104 million, respectively, were included in the carrying amount of the recorded indemnifications noted above. These environmental accruals were primarily included in the “Asset retirement obligations and accrued environmental costs” line item on our consolidated balance sheet. For additional information about environmental liabilities, see Note 11—Contingencies and Commitments.

Indemnification and Release Agreement
In 2012, in connection with our separation from ConocoPhillips, we entered into an Indemnification and Release Agreement. This agreement governs the treatment between ConocoPhillips and us of matters relating to indemnification, insurance, litigation responsibility and management, and litigation document sharing and cooperation arising in connection with the separation. Generally, the agreement provides for cross indemnities principally designed to place financial responsibility for the obligations and liabilities of our business with us and financial responsibility for the obligations and liabilities of ConocoPhillips’ business with ConocoPhillips. The agreement also establishes procedures for handling claims subject to indemnification and related matters.

Note 11—Contingencies and Commitments

A number of lawsuits involving a variety of claims that arose in the ordinary course of business have been filed against us or are subject to indemnifications provided by us. We also may be required to remove or mitigate the effects on the environment of the placement, storage, disposal or release of certain chemical, mineral and petroleum substances at various active and inactive sites. We regularly assess the need for financial recognition or disclosure of these contingencies. In the case of all known contingencies (other than those related to income taxes), we accrue a liability when the loss is probable and the amount is reasonably estimable. If a range of amounts can be reasonably estimated and no amount within the range is a better estimate than any other amount, then the minimum of the range is accrued. We do not reduce these liabilities for potential insurance or third-party recoveries. If applicable, we accrue receivables for probable insurance or other third-party recoveries. In the case of income tax-related contingencies, we use a cumulative probability-weighted loss accrual in cases where sustaining a tax position is uncertain.

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

We are currently participating in environmental assessments and cleanups at numerous federal Superfund and comparable state sites. After an assessment of environmental exposures for cleanup and other costs, we make accruals on an undiscounted basis (except those pertaining to sites acquired in a business combination, which we record on a discounted basis) for planned investigation and remediation activities for sites where it is probable future costs will be incurred and these costs can be reasonably estimated. At March 31, 2021, our total environmental accruals were $437 million, compared with $427 million at December 31, 2020. We expect to incur a substantial amount of these expenditures within the next 30 years. We have not reduced these accruals for possible insurance recoveries. In the future, we may be involved in additional environmental assessments, cleanups and proceedings.

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

At March 31, 2021, we had performance obligations secured by letters of credit and bank guarantees of $791 million related to various purchase and other commitments incident to the ordinary conduct of business.

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

	Millions of Dollars
	March 31, 2021				December 31, 2020
	Commodity Derivatives		Effect of Collateral Netting	Net Carrying Value Presented on the Balance Sheet	Commodity Derivatives		Effect of Collateral Netting	Net Carrying Value Presented on the Balance Sheet
	Assets	Liabilities			Assets	Liabilities

Assets
Prepaid expenses and other current assets	$652	(595)	(8)	49	13	—	—	13
Other assets	17	(16)	—	1	5	(4)	—	1
Liabilities
Other accruals	437	(529)	78	(14)	665	(721)	46	(10)
Total	$1,106	(1,140)	70	36	683	(725)	46	4

At March 31, 2021, and December 31, 2020, there was no material cash collateral received or paid that was not offset on our consolidated balance sheet.

The realized and unrealized gains (losses) incurred from commodity derivatives, and the line items where they appear on our consolidated statement of operations, were:

	Millions of Dollars
	Three Months Ended March 31
	2021	2020

Sales and other operating revenues	$(123)	679
Other income	1	3
Purchased crude oil and products	(135)	441
Net gain (loss) from commodity derivative activity	$(257)	1,123

The following table summarizes our material net exposures resulting from outstanding commodity derivative contracts. These financial and physical derivative contracts are primarily used to manage price exposure on our underlying operations. The underlying exposures may be from nonderivative positions such as inventory volumes. Financial derivative contracts may also offset physical derivative contracts, such as forward purchase and sales contracts. The percentage of our derivative contract volumes expiring within the next 12 months was more than 95% at March 31, 2021, and December 31, 2020.

	Open Position Long / (Short)
	March 31 2021	December 31 2020
Commodity
Crude oil, refined petroleum products and NGL (millions of barrels)	(25)	(13)

Interest Rate Derivative Contracts—In 2016, we entered into interest rate swaps to hedge the variability of lease payments on our headquarters facility. These monthly lease payments vary based on monthly changes in the one-month London Interbank Offered Rate (LIBOR) and changes, if any, in our credit rating. The pay-fixed, receive-floating interest rate swaps have an aggregate notional value of $650 million and ended in April 2021. We have designated these swaps as cash flow hedges.

The aggregate net fair value of these swaps was immaterial at March 31, 2021, and December 31, 2020. We report the mark-to-market gains or losses on our interest rate swaps designated as highly effective cash flow hedges as a component of other comprehensive income (loss), and reclassify such gains and losses into earnings (loss) in the same period during which the hedged transaction affects earnings (loss). Net realized gains and losses from settlements of the swaps were immaterial for the three months ended March 31, 2021 and 2020.

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

The aggregate fair values of all derivative instruments with such credit-risk-related contingent features that were in a liability position were immaterial at March 31, 2021, and December 31, 2020.

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

The carrying values and fair values by hierarchy of our financial assets and liabilities, either carried or disclosed at fair value, including any effects of counterparty and collateral netting, were:

	Millions of Dollars
	March 31, 2021
	Fair Value Hierarchy			Total Fair Value of Gross Assets & Liabilities	Effect of Counterparty Netting	Effect of Collateral Netting	Difference in Carrying Value and Fair Value	Net Carrying Value Presented on the Balance Sheet
	Level 1	Level 2	Level 3
Commodity Derivative Assets
Exchange-cleared instruments	$746	337	—	1,083	(1,048)	(8)	—	27
Physical forward contracts	—	23	—	23	—	—	—	23
Rabbi trust assets	150	—	—	150	N/A	N/A	—	150
	$896	360	—	1,256	(1,048)	(8)	—	200

Commodity Derivative Liabilities
Exchange-cleared instruments	$794	332	—	1,126	(1,048)	(78)	—	—
OTC instruments	—	1	—	1	—	—	—	1
Physical forward contracts	—	13	—	13	—	—	—	13
Interest-rate derivatives	—	1	—	1	—	—	—	1
Floating-rate debt	—	1,475	—	1,475	N/A	N/A	—	1,475
Fixed-rate debt, excluding finance leases	—	15,064	—	15,064	N/A	N/A	(1,391)	13,673
	$794	16,886	—	17,680	(1,048)	(78)	(1,391)	15,163

	Millions of Dollars
	December 31, 2020
	Fair Value Hierarchy			Total Fair Value of Gross Assets & Liabilities	Effect of Counterparty Netting	Effect of Collateral Netting	Difference in Carrying Value and Fair Value	Net Carrying Value Presented on the Balance Sheet
	Level 1	Level 2	Level 3
Commodity Derivative Assets
Exchange-cleared instruments	$314	356	—	670	(669)	—	—	1
Physical forward contracts	—	13	—	13	—	—	—	13
Rabbi trust assets	143	—	—	143	N/A	N/A	—	143
	$457	369	—	826	(669)	—	—	157

Commodity Derivative Liabilities
Exchange-cleared instruments	$351	364	—	715	(669)	(46)	—	—
Physical forward contracts	—	10	—	10	—	—	—	10
Interest-rate derivatives	—	3	—	3	—	—	—	3
Floating-rate debt	—	1,940	—	1,940	N/A	N/A	—	1,940
Fixed-rate debt, excluding finance leases	—	15,597	—	15,597	N/A	N/A	(1,927)	13,670
	$351	17,914	—	18,265	(669)	(46)	(1,927)	15,623

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

Nonrecurring Fair Value Measurements

Equity Investments
In the first quarter of 2021, Phillips 66 Partners wrote down the book value of its investment in Liberty to estimated fair value using a Level 3 nonrecurring fair value measurement. This nonrecurring measurement was based on the estimated fair value of Phillip 66 Partners’ share of the joint venture’s pipeline assets and net working capital. See Note 5—Investments, Loans and Long-Term Receivables, for more information regarding Phillips 66 Partners’ transfer of its ownership in Liberty to its co-venturer in April 2021.

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

Goodwill
The carrying value of the Refining reporting unit’s goodwill was remeasured to fair value on a nonrecurring basis in the first quarter of 2020.  The fair value of the Refining reporting unit was calculated by weighting the results from the income approach and the market approach.  The income approach used a discounted cash flow model that included various observable and nonobservable inputs, such as prices, volumes, expenses, capital expenditures, discount rates and projected long-term growth rates and terminal values. The market approach used peer company enterprise values relative to current and future net income (loss) before net interest expense, income taxes, depreciation and amortization (EBITDA) projections to arrive at an average multiple.  This multiple was applied to the reporting unit’s current and projected EBITDA, with consideration for an estimated market participant acquisition premium.  The resulting Level 3 fair value estimate was less than the Refining reporting unit’s carrying value by an amount that exceeded the existing goodwill balance of the reporting unit.  As a result, the Refining reporting unit’s goodwill was impaired to zero. As part of our impairment analysis, the fair value of all reporting units was reconciled to the company’s market capitalization.

See Note 7—Impairments, for additional information on the above impairments.

Note 14—Pension and Postretirement Plans

The components of net periodic benefit cost for the three months ended March 31, 2021 and 2020, were as follows:

	Millions of Dollars
	Pension Benefits				Other Benefits
	2021		2020		2021	2020
	U.S.	Int’l.	U.S.	Int’l.
Components of Net Periodic Benefit Cost
Three Months Ended March 31
Service cost	$37	9	33	7	1	1
Interest cost	20	5	25	6	1	2
Expected return on plan assets	(41)	(15)	(41)	(13)	—	—
Amortization of prior service credit	—	—	—	—	(1)	(1)
Recognized net actuarial loss	15	6	14	4	—	—
Net periodic benefit cost*	$31	5	31	4	1	2
* Included in the “Operating expenses” and “Selling, general and administrative expenses” line items on our consolidated statement of operations.

During the three months ended March 31, 2021, we contributed $5 million to our U.S. pension and other postretirement benefit plans and $7 million to our international pension plans. We currently expect to make additional contributions of approximately $35 million to our U.S. pension and other postretirement benefit plans and $23 million to our international pension plans during the remainder of 2021.

Note 15—Accumulated Other Comprehensive Loss

Changes in the balances of each component of accumulated other comprehensive loss were as follows:

	Millions of Dollars
	Defined Benefit Plans	Foreign Currency Translation	Hedging	Accumulated Other Comprehensive Loss

December 31, 2020	$(809)	25	(5)	(789)
Other comprehensive income (loss) before reclassifications	5	(15)	—	(10)
Amounts reclassified from accumulated other comprehensive loss
Defined benefit plans*
Amortization of net actuarial loss and prior service credit	17	—	—	17
Foreign currency translation	—	—	—	—
Hedging	—	—	2	2
Net current period other comprehensive income (loss)	22	(15)	2	9
March 31, 2021	$(787)	10	(3)	(780)

December 31, 2019	$(656)	(131)	(1)	(788)
Other comprehensive income (loss) before reclassifications	1	(221)	(7)	(227)
Amounts reclassified from accumulated other comprehensive loss
Defined benefit plans*
Amortization of net actuarial loss and prior service credit	19	—	—	19
Foreign currency translation	—	—	—	—
Hedging	—	—	—	—
Net current period other comprehensive income (loss)	20	(221)	(7)	(208)
Other	—	5	—	5
March 31, 2020	$(636)	(347)	(8)	(991)
* Included in the computation of net periodic benefit cost. See Note 14—Pension and Postretirement Plans, for additional information.

Note 16—Related Party Transactions

Significant transactions with related parties were:

	Millions of Dollars
	Three Months Ended March 31
	2021	2020

Operating revenues and other income (a)	$770	534
Purchases (b)	2,357	2,126
Operating expenses and selling, general and administrative expenses (c)	68	51

(a)We sold NGL, other petrochemical feedstocks and solvents to Chevron Phillips Chemical Company LLC (CPChem), NGL and certain feedstocks to DCP Midstream, gas oil and hydrogen feedstocks to Excel Paralubes (Excel), and refined petroleum products to several of our equity affiliates in the Marketing and Specialties segment, including OnCue and CF United. We also sold certain feedstocks and intermediate products to WRB and acted as an agent for WRB in supplying crude oil and other feedstocks for a fee. In addition, we charged several of our equity affiliates, including CPChem, for the use of common facilities, such as steam generators, waste and water treaters and warehouse facilities.

(b)We purchased crude oil, refined petroleum products, NGL and solvents from WRB. We also purchased natural gas and NGL from DCP Midstream and CPChem, as well as other feedstocks from various equity affiliates, for use in our refinery and fractionation processes. In addition, we purchased base oils and fuel products from Excel for use in our specialty and refining businesses. We paid NGL fractionation fees to CPChem. We also paid fees to various pipeline equity affiliates for transporting crude oil, refined petroleum products and NGL.

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

Analysis of Results by Operating Segment

	Millions of Dollars
	Three Months Ended March 31
	2021	2020
Sales and Other Operating Revenues*
Midstream
Total sales	$2,384	1,538
Intersegment eliminations	(627)	(495)
Total Midstream	1,757	1,043
Chemicals	1	1
Refining
Total sales	15,053	13,781
Intersegment eliminations	(8,456)	(7,633)
Total Refining	6,597	6,148
Marketing and Specialties
Total sales	13,598	14,249
Intersegment eliminations	(333)	(570)
Total Marketing and Specialties	13,265	13,679
Corporate and Other	7	7
Consolidated sales and other operating revenues	$21,627	20,878
* See Note 2—Sales and Other Operating Revenues, for further details on our disaggregated sales and other operating revenues.

Income (Loss) Before Income Taxes
Midstream	$76	(702)
Chemicals	154	169
Refining	(1,040)	(2,261)
Marketing and Specialties	290	513
Corporate and Other	(251)	(197)
Consolidated loss before income taxes	$(771)	(2,478)

	Millions of Dollars
	March 31 2021	December 31 2020
Total Assets
Midstream	$15,296	15,596
Chemicals	6,133	6,183
Refining	21,893	20,404
Marketing and Specialties	7,962	7,180
Corporate and Other	4,212	5,358
Consolidated total assets	$55,496	54,721

Note 18—Income Taxes

Our effective income tax rate for the three months ended March 31, 2021, was 17%, compared with 2% for the corresponding period of 2020. The increase in our effective tax rate for the three months ended March 31, 2021, was primarily attributable to the current-year impact of our foreign operations and income attributable to noncontrolling interests and the prior-year impact of a nondeductible goodwill impairment and a net operating loss carryback to a year with a 35% tax rate.

The effective income tax rate for the three months ended March 31, 2021, varied from the U.S. federal statutory income tax rate of 21%, primarily due to foreign operations and income attributable to noncontrolling interests.

An income tax receivable of $1.5 billion, which reflects tax refunds we expect to receive within the next 12 months, is included in the “Accounts and notes receivable” line item on our consolidated balance sheet as of March 31, 2021.

Note 19—Phillips 66 Partners LP

Phillips 66 Partners, headquartered in Houston, Texas, is a publicly traded MLP formed in 2013 to own, operate, develop and acquire primarily fee-based midstream assets. Phillips 66 Partners’ operations currently consist of crude oil, refined petroleum product and NGL transportation, fractionation, processing, terminaling, and storage assets.

We consolidate Phillips 66 Partners because we determined it is a VIE of which we are the primary beneficiary. As general partner of Phillips 66 Partners, we have the ability to control its financial interests, as well as the ability to direct the activities that most significantly impact its economic performance. As a result of this consolidation, the public common and perpetual convertible preferred unitholders’ ownership interests in Phillips 66 Partners are reflected as noncontrolling interests in our financial statements. At March 31, 2021, we owned 170 million Phillips 66 Partners common units, representing a 74% limited partner interest in Phillips 66 Partners, while the public owned a 26% limited partner interest and 13.8 million perpetual convertible preferred units.

The most significant assets of Phillips 66 Partners that are available to settle only its obligations, along with its most significant liabilities for which its creditors do not have recourse to Phillips 66’s general credit, were:

	Millions of Dollars
	March 31 2021	December 31 2020

Equity investments*	$3,029	3,244
Net properties, plants and equipment	3,646	3,639
Short-term debt	500	465
Long-term debt	3,444	3,444
* Included in the “Investments and long-term receivables” line item on the Phillips 66 consolidated balance sheet.

See Note 5—Investments, Loans and Long-Term Receivables, for further discussion regarding Phillips 66 Partners’ investments in Dakota Access and ETCO, and Liberty.

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

The terms “earnings” and “loss” as used in Management’s Discussion and Analysis refer to net income (loss) attributable to Phillips 66. The terms “results,” “before-tax income” or “before-tax loss” as used in Management’s Discussion and Analysis refer to income (loss) before income taxes.

EXECUTIVE OVERVIEW AND BUSINESS ENVIRONMENT

Phillips 66 is an energy manufacturing and logistics company with midstream, chemicals, refining, and marketing and specialties businesses. At March 31, 2021, we had total assets of $55.5 billion. Our common stock trades on the New York Stock Exchange under the symbol PSX.

Executive Overview
The Coronavirus Disease 2019 (COVID-19) pandemic continues to disrupt economic activities globally. Actions taken by governments to prevent the spread of the disease, including travel and business restrictions, have resulted in substantial decreases in the demand for many refined petroleum products, particularly gasoline and jet fuel. Demand for refined petroleum products started to recover following the distribution of COVID-19 vaccines at the beginning of 2021, and consequently, refining margins have improved. Ongoing market discipline of OPEC producers has reduced excess supplies of crude oil and the current balance has supported higher crude oil and natural gas liquids (NGL) prices. During the first quarter of 2021, winter storms significantly impacted refining, midstream and chemical operations in the Central and Gulf Coast regions, which resulted in lower asset utilization, as well as higher costs.

In the first quarter of 2021, we reported a loss of $654 million and generated cash from operating activities of $271 million. We used available cash for capital expenditures and investments of $331 million, repayment of $500 million of maturing debt, dividend payments on our common stock of $394 million, and an additional member loan to an equity affiliate of $155 million. We ended the first quarter of 2021 with $1.4 billion of cash and cash equivalents and approximately $5.3 billion of total committed capacity available under our revolving credit facilities.

Our results in the first quarter of 2021 reflect the adverse effects of the COVID-19 pandemic and severe winter storms that occurred in the Central and Gulf Coast regions in February 2021. The adverse effects of the COVID-19 pandemic may continue to be significant in the near term, and the depth and duration of the resulting economic consequences remain unknown. We continuously monitor our asset and investment portfolio for impairments, as well as optimization opportunities, in this challenging business environment. As such, additional asset and investment impairments may be required in the future.

Business Environment
The Midstream segment includes our Transportation and NGL businesses. Our Transportation business contains fee-based operations that are not directly exposed to commodity price risk. Our NGL business contains both fee-based operations and operations that are directly impacted by NGL prices. The Midstream segment also includes our 50% equity investment in DCP Midstream, LLC (DCP Midstream). During the first quarter of 2021, NGL prices increased, compared with the first quarter of 2020, due to higher demand and supply disruptions caused by the winter storms that occurred in the Central and Gulf Coast regions in February 2021.

The Chemicals segment consists of our 50% equity investment in Chevron Phillips Chemical Company LLC (CPChem). The chemicals and plastics industry is mainly a commodity-based industry where the margins for key products are based on supply and demand, as well as cost factors. During the first quarter of 2021, the benchmark high-density polyethylene chain margin increased significantly, compared with the first quarter of 2020. This increase was driven by strong demand, low inventories, and tight supply due to operational impacts from the winter storms that occurred in the Central and Gulf Coast regions in February 2021.

Our Refining segment results are driven by several factors, including refining margins, refinery throughput, feedstock costs, product yields, turnaround activity, and other operating costs. The price of U.S. benchmark crude oil, West Texas Intermediate (WTI) at Cushing, Oklahoma, increased to an average of $57.84 per barrel during the first quarter of 2021, compared with an average of $45.97 per barrel in the first quarter of 2020. Market crack spreads are used as indicators of refining margins and measure the difference between market prices for refined petroleum products and crude oil. During the first quarter of 2021, worldwide market crack spreads were significantly higher than the first quarter of 2020. The increases in crude oil prices and market crack spreads were mainly driven by an increase in demand for refined petroleum products and crude oil in the first quarter of 2021 following the distribution of COVID-19 vaccines. Additionally, product prices increased due to operational impacts from the winter storms that occurred in the Central and Gulf Coast regions in February 2021. However, during the first quarter of 2021, the improved market crack spreads were partially offset by a significant increase in cost of RINs, compared with the first quarter of 2020.

Results for our Marketing and Specialties (M&S) segment depend largely on marketing fuel and lubricant margins, and sales volumes of our refined petroleum and other specialty products. While M&S margins are primarily driven by market factors, largely determined by the relationship between supply and demand, marketing fuel margins, in particular, are influenced by the trend in spot prices for refined petroleum products. Generally speaking, a downward trend of spot prices has a favorable impact on marketing fuel margins, while an upward trend of spot prices has an unfavorable impact on marketing fuel margins. The global disruption caused by the COVID-19 pandemic has resulted in reduced demand for refined petroleum and specialty products since March 2020. With the distribution of COVID-19 vaccines in 2021, the global economy has begun to recover, and demand for refined petroleum and specialty products is improving.

RESULTS OF OPERATIONS

Unless otherwise indicated, discussion of results for the three months ended March 31, 2021, is based on a comparison with the corresponding period of 2020.

Consolidated Results

A summary of income (loss) before income taxes by business segment with a reconciliation to net loss attributable to Phillips 66 follows:

	Millions of Dollars
	Three Months Ended March 31
	2021	2020

Midstream	$76	(702)
Chemicals	154	169
Refining	(1,040)	(2,261)
Marketing and Specialties	290	513
Corporate and Other	(251)	(197)
Loss before income taxes	(771)	(2,478)
Income tax benefit	(132)	(51)
Net loss	(639)	(2,427)
Less: net income attributable to noncontrolling interests	15	69
Net loss attributable to Phillips 66	$(654)	(2,496)

Our net loss attributable to Phillips 66 in the first quarter of 2021 was $654 million, compared with $2,496 million in the first quarter of 2020. The lower net loss attributable to Phillips 66 reflects a before-tax impairment in the first quarter of 2021 of $198 million, compared with before-tax impairments of $3,006 million in the first quarter of 2020. Excluding these impairments, our results for the first quarter of 2021 decreased, primarily driven by lower realized refining margins, decreased realized marketing fuel margins and lower sales volumes in the first quarter of 2021.

See the “Segment Results” section for additional information on our segment results.

Statement of Operations Analysis

Sales and other operating revenues and purchased crude oil and products increased 4% and 9%, respectively, in the first quarter of 2021. These increases were mainly due to higher prices for refined petroleum products, crude oil and NGL, partially offset by lower volumes.

Equity in earnings of affiliates decreased 22% in the first quarter of 2021. The decrease was primarily due to lower realized refining margins and decreased refinery production at WRB Refining LP (WRB), as well as lower earnings from CPChem caused by the adverse impacts from the winter storms that occurred in the Central and Gulf Coast regions in February 2021. See Chemicals segment analysis in the “Segment Results” section for additional information on CPChem.

Selling, general and administrative expenses increased 28% in the first quarter of 2021. The increase was primarily due to higher employee-related expenses and increased selling expenses reflecting a benefit received from a legal settlement in the first quarter of 2020.

Impairments decreased $2,808 million in the first quarter of 2021. During the first quarter of 2021, a before-tax impairment of $198 million was recorded relating to Phillips 66 Partners LP’s investment in the Liberty Pipeline project. In the first quarter of 2020, before-tax impairments of $3,006 million were recorded for our investment in DCP Midstream and goodwill in our Refining segment. See Note 7—Impairments, and Note 13—Fair Value Measurements, in the Notes to Consolidated Financial Statements, for additional information regarding these impairments.

Interest and debt expense increased 32% in the first quarter of 2021. The increase was primarily driven by higher average debt principal balances, reflecting new debt issuances during 2020, and lower capitalized interest due to the completion of capital projects and the placement of assets into service.

Our income tax benefit was $132 million in the first quarter of 2021, compared with $51 million in the corresponding period of 2020. See Note 18—Income Taxes, in the Notes to Consolidated Financial Statements, for information regarding our effective income tax rates.

Net income attributable to noncontrolling interests decreased 78% in the first quarter of 2021. The decrease was primarily driven by a net loss from Phillips 66 Partners LP (Phillips 66 Partners) due to the before-tax impairment associated with Phillips 66 Partners’ investment in the Liberty Pipeline project described above.

Segment Results

Midstream

	Three Months Ended March 31
	2021	2020

	Millions of Dollars
Income (Loss) Before Income Taxes
Transportation	$7	200
NGL and Other	35	179
DCP Midstream	34	(1,081)
Total Midstream	$76	(702)

	Thousands of Barrels Daily
Transportation Volumes
Pipelines*	2,801	3,178
Terminals	2,675	3,148
Operating Statistics
NGL fractionated**	363	198
NGL production***	356	396
* Pipelines represent the sum of volumes transported through each separately tariffed consolidated pipeline segment.
** Excludes DCP Midstream.
*** Includes 100% of DCP Midstream’s volumes.

Dollars Per Gallon
Weighted-Average NGL Price*
DCP Midstream	$0.69	0.39
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

Results from our Midstream segment increased $778 million in the first quarter of 2021.

Results from our Transportation business decreased $193 million in the first quarter of 2021. The decrease was primarily attributable to a before-tax impairment of $198 million associated with Phillips 66 Partners’ decision to exit the Liberty Pipeline project.

Results from our NGL and Other business decreased $144 million in the first quarter of 2021. The decrease was primarily due to higher operating expenses driven by the winter storms that occurred in the Gulf Coast region in February 2021, lower results from our trading activities, reduced cargo margins at the Sweeny Hub, and decreased equity earnings. These decreases were partially offset by increased fractionation volumes from the startup of Fracs 2 and 3 at the Sweeny Hub in late 2020, leading to higher exported cargoes.

Results from our investment in DCP Midstream increased $1,115 million in the first quarter of 2021. The increased results reflect a $1,161 million before-tax impairment of our investment in DCP Midstream recorded in the first quarter of 2020. Excluding this impairment, results from our investment in DCP Midstream decreased in the first quarter of 2021, mainly due to unfavorable impacts from DCP Midstream’s commodity price risk management activities.

See Note 7—Impairments, and Note 13—Fair Value Measurements, in the Notes to Consolidated Financial Statements, for additional information regarding the Liberty Pipeline project and DCP Midstream investment impairments.

See the “Executive Overview and Business Environment” section for information on market factors impacting this quarter’s results.

Chemicals

	Three Months Ended March 31
	2021	2020

	Millions of Dollars

Income Before Income Taxes	$154	169

	Millions of Pounds
CPChem Externally Marketed Sales Volumes*
Olefins and Polyolefins	4,570	5,113
Specialties, Aromatics and Styrenics	981	1,188
	5,551	6,301
* Represents 100% of CPChem’s outside sales of produced petrochemical products, as well as commission sales from equity affiliates.

Olefins and Polyolefins Capacity Utilization (percent)	79%	98

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

Results from the Chemicals segment decreased $15 million in the first quarter of 2021. The decrease was primarily due to higher utility, maintenance and repair costs, as well as lower sales volumes, resulting from the winter storms that occurred in the Central and Gulf Coast regions in February 2021. These negative effects were partially offset by higher margins and increased earnings from CPChem’s equity affiliates.

See the “Executive Overview and Business Environment” section for information on market factors impacting this quarter’s results.

Refining

	Three Months Ended March 31
	2021	2020

	Millions of Dollars
Loss Before Income Taxes
Atlantic Basin/Europe	$(153)	(637)
Gulf Coast	(253)	(843)
Central Corridor	(248)	(227)
West Coast	(386)	(554)
Worldwide	$(1,040)	(2,261)

	Dollars Per Barrel
Loss Before Income Taxes
Atlantic Basin/Europe	$(3.57)	(15.41)
Gulf Coast	(4.64)	(13.16)
Central Corridor	(12.55)	(9.72)
West Coast	(14.89)	(19.87)
Worldwide	(7.27)	(14.44)

Realized Refining Margins*
Atlantic Basin/Europe	$4.86	2.38
Gulf Coast	3.39	6.76
Central Corridor	5.97	13.50
West Coast	3.33	4.80
Worldwide	4.36	7.11
* See the “Non-GAAP Reconciliations” section for a reconciliation of this non-GAAP measure to the most directly comparable measure under generally accepted accounting principles in the United States (GAAP), income (loss) before income taxes per barrel.

	Thousands of Barrels Daily
	Three Months Ended March 31
Operating Statistics	2021	2020
Refining operations*
Atlantic Basin/Europe
Crude oil capacity	537	537
Crude oil processed	438	437
Capacity utilization (percent)	82%	81
Refinery production	482	456
Gulf Coast
Crude oil capacity	784	769
Crude oil processed	553	645
Capacity utilization (percent)	71%	84
Refinery production	603	703
Central Corridor
Crude oil capacity	531	530
Crude oil processed	384	471
Capacity utilization (percent)	72%	89
Refinery production	398	488
West Coast
Crude oil capacity	364	364
Crude oil processed	268	279
Capacity utilization (percent)	74%	77
Refinery production	288	306
Worldwide
Crude oil capacity	2,216	2,200
Crude oil processed	1,643	1,832
Capacity utilization (percent)	74%	83
Refinery production	1,771	1,953
* Includes our share of equity affiliates.

The Refining segment refines crude oil and other feedstocks into petroleum products, such as gasoline, distillates and aviation fuels, at 13 refineries in the United States and Europe.

Results from our Refining segment improved by $1,221 million in the first quarter of 2021. The improved results reflect a $1,845 million before-tax goodwill impairment recorded in the first quarter of 2020. Excluding this impairment, results from our Refining segment decreased in the first quarter of 2021, mainly due to lower realized refining margins and decreased refinery production. Decreased refinery production was primarily driven by the reduced demand resulting from the COVID-19 pandemic and unplanned downtime caused by the winter storms that occurred in the Central and Gulf Coast regions in February 2021.

Our worldwide refining crude oil capacity utilization rate was 74% in the first quarter of 2021, compared with 83% in the first quarter of 2020. The decrease in the current quarter was primarily due to refinery run cuts resulting from the COVID-19 pandemic and unplanned downtime due to the winter storms.

See the “Executive Overview and Business Environment” section for information on market factors impacting this quarter’s results.

Marketing and Specialties

	Three Months Ended March 31
	2021	2020

	Millions of Dollars
Income Before Income Taxes
Marketing and Other	$211	471
Specialties	79	42
Total Marketing and Specialties	$290	513

	Dollars Per Barrel
Income Before Income Taxes
U.S.	$1.36	1.79
International	2.24	6.58

Realized Marketing Fuel Margins*
U.S.	$1.94	2.08
International	4.01	8.53
* See the “Non-GAAP Reconciliations” section for a reconciliation of this non-GAAP measure to the most directly comparable GAAP measure, income before income taxes per barrel.

	Dollars Per Gallon
U.S. Average Wholesale Prices*
Gasoline	$2.01	1.77
Distillates	1.98	1.76
* On third-party branded petroleum product sales, excluding excise taxes.

	Thousands of Barrels Daily
Marketing Petroleum Products Sales Volumes
Gasoline	1,023	1,066
Distillates	818	1,037
Other	18	20
Total	1,859	2,123

The M&S segment purchases for resale and markets refined petroleum products, such as gasoline, distillates and aviation fuels, mainly in the United States and Europe. In addition, this segment includes the manufacturing and marketing of specialty products, such as base oils and lubricants.

Before-tax income from the M&S segment decreased $223 million in the first quarter of 2021. The decrease was primarily due to lower realized marketing fuel margins driven by an increase in spot prices in the first quarter of 2021, compared with a significant decline in spot prices in the first quarter of 2020, as well as reduced demand caused by the COVID-19 pandemic.

See the “Executive Overview and Business Environment” section for information on marketing fuel margins and other market factors impacting this quarter’s results.

Corporate and Other

	Millions of Dollars
	Three Months Ended March 31
	2021	2020
Loss Before Income Taxes
Net interest expense	$(143)	(103)
Corporate overhead and other	(108)	(94)
Total Corporate and Other	$(251)	(197)

Net interest expense consists of interest and financing expense, net of interest income and capitalized interest. Corporate overhead and other includes general and administrative expenses, technology costs, environmental costs associated with sites no longer in operation, foreign currency transaction gains and losses, and other costs not directly associated with an operating segment.

Net interest expense increased $40 million in the first quarter of 2021, primarily driven by higher average debt principal balances, reflecting new debt issuances during 2020, and lower capitalized interest due to the completion of capital projects and the placement of assets into service.

Corporate overhead and other increased $14 million in the first quarter of 2021, reflecting higher employee-related expenses.

CAPITAL RESOURCES AND LIQUIDITY

Financial Indicators

	Millions of Dollars, Except as Indicated
	March 31 2021	December 31 2020

Cash and cash equivalents	$1,351	2,514
Short-term debt	516	987
Total debt	15,422	15,893
Total equity	20,457	21,523
Percent of total debt to capital*	43%	42
Percent of floating-rate debt to total debt	10%	12
* Capital includes total debt and total equity.

To meet our short- and long-term liquidity requirements, we use a variety of funding sources but rely primarily on cash generated from operating activities and debt financing. During the first three months of 2021, we generated $271 million of cash from operations. We used available cash primarily for capital expenditures and investments of $331 million, repayment of $500 million of maturing debt, dividend payments on our common stock of $394 million, and an additional member loan to an equity affiliate of $155 million. During the first three months of 2021, cash and cash equivalents decreased $1,163 million to $1,351 million.

Significant Sources of Capital

Operating Activities
During the first three months of 2021, cash generated by operating activities was $271 million, compared with $217 million for the first three months of 2020. The increase was primarily due to higher distributions from equity affiliates and favorable working capital impacts, partially offset by lower realized refining margins and sales volumes.

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

Equity Affiliate Operating Distributions
Our operating cash flows are also impacted by distribution decisions made by our equity affiliates. During the first three months of 2021, cash from operations included distributions of $502 million from our equity affiliates, compared with $361 million during the same period of 2020. We cannot control the amount of future dividends from equity affiliates; therefore, future dividend payments by these equity affiliates are not assured.

Tax Refunds
An income tax receivable of $1.5 billion, which reflects tax refunds we expect to receive within the next 12 months, is included in the “Accounts and notes receivable” line item on our consolidated balance sheet as of March 31, 2021.

Phillips 66 Partners’ Unit Issuances
Phillips 66 Partners suspended issuances under its current continuous offering of common units, or at-the-market (ATM) program in the first quarter of 2020 due to low common unit prices. During the first three months of 2021, Phillips 66 Partners did not issue any common units under the ATM program.

Revolving Credit Facilities and Commercial Paper
At March 31, 2021, borrowings of $450 million were outstanding and $1 million in letters of credit had been drawn under Phillips 66 Partners’ $750 million revolving credit facility. At March 31, 2021, no amount had been drawn under Phillips 66’s $5 billion revolving credit facility or uncommitted $5 billion commercial paper program.

Term Loan Agreement
On April 6, 2021, Phillips 66 Partners entered into a $450 million term loan agreement and borrowed the full amount. The term loan agreement has a maturity date of April 5, 2022, and the outstanding borrowings can be repaid at any time and from time to time, in whole or in part, without premium or penalty. Borrowings bear interest at a floating rate based on either a Eurodollar rate or a reference rate, plus a margin of 0.875%. Proceeds were primarily used to repay amounts borrowed under Phillips 66 Partners’ $750 million revolving credit facility.

Off-Balance Sheet Arrangements

Lease Residual Value Guarantees
Under the operating lease agreement for our headquarters facility in Houston, Texas, we have the option, at the end of the lease term in September 2025, to request to renew the lease, purchase the facility or assist the lessor in marketing it for resale. We have a residual value guarantee associated with the operating lease agreement with a maximum potential future exposure of $514 million at March 31, 2021. We also have residual value guarantees associated with railcar and airplane leases with maximum potential future payments totaling $371 million. These operating leases have remaining terms of up to nine years.

Dakota Access, LLC (Dakota Access) and Energy Transfer Crude Oil Company, LLC (ETCO)
In March 2019, a wholly owned subsidiary of Dakota Access issued $2.5 billion aggregate principal amount of senior unsecured notes. Dakota Access and ETCO have guaranteed repayment of the notes. In addition, Phillips 66 Partners and its co-venturers in Dakota Access provided a Contingent Equity Contribution Undertaking (CECU) in conjunction with the notes offering. Under the CECU, the co-venturers may be severally required to make proportionate equity contributions to Dakota Access if there is an unfavorable final judgment in the ongoing litigation related to an easement granted by the U.S. Army Corps of Engineers (USACE) to allow the pipeline to be constructed under Lake Oahe in North Dakota. Contributions may be required if Dakota Access determines that the issues included in any such final judgment cannot be remediated and Dakota Access has or is projected to have insufficient funds to satisfy repayment of the notes. If Dakota Access undertakes remediation to cure issues raised in a final judgment, contributions may be required if any series of the notes become due, whether by acceleration or at maturity, during such time, to the extent Dakota Access has or is projected to have insufficient funds to pay such amounts. At March 31, 2021, Phillips 66 Partners’ share of the maximum potential equity contributions under the CECU was approximately $631 million.

In July 2020, the trial court presiding over the litigation vacated Dakota Access’ easement under Lake Oahe and ordered the Dakota Access Pipeline to be shut down and emptied of crude oil pending the preparation of an Environmental Impact Statement (EIS) by the USACE, which had been ordered by the court in March 2020 and is now expected to be completed by March 2022. In August 2020, pending an appeal of the trial court’s decisions, an appellate court denied Dakota Access’ motion to stay the order vacating the easement, but granted its motion to stay the order that the pipeline be shut down while the EIS is prepared. In January 2021, the appellate court affirmed the trial court’s order vacating the easement and directing the USACE to prepare an EIS and reversed the order directing the pipeline to be shut down. Notwithstanding that the easement has been vacated, in April 2021, the USACE indicated that it currently intends to allow the pipeline to continue to operate while it proceeds with the EIS. Currently, there is a motion for a permanent injunction to shut down the pipeline before the trial court that could be decided at any time. Additionally, Dakota Access has requested the appellate court to stay its January 2021 decision pending a filing and disposition of a petition for writ of certiorari to the U.S. Supreme Court.

If the pipeline is required to cease operations, either permanently or pending the preparation of the EIS, and should Dakota Access and ETCO not have sufficient funds to pay ongoing expenses, Phillips 66 Partners also could be required to support its share of the ongoing expenses, including scheduled interest payments on the notes of approximately $25 million annually, in addition to the potential obligations under the CECU.

See Note 10—Guarantees, in the Notes to Consolidated Financial Statements, for additional information on our guarantees.

Capital Requirements

Capital Expenditures and Investments
For information about our capital expenditures and investments, see the “Capital Spending” section below.

Debt Financing
Our total debt balance at March 31, 2021, and December 31, 2020, was $15.4 billion and $15.9 billion, respectively. Our total debt-to-capital ratio was 43% and 42% at March 31, 2021, and December 31, 2020, respectively.

Joint Venture Loans
We and our co-venturer provided member loans to WRB. At March 31, 2021, our 50% share of the outstanding member loan balance, including accrued interest, was $434 million. The need for additional loans to WRB in the remainder of 2021, as well as WRB’s repayment schedule, will depend on market conditions.

Dividends
On February 10, 2021, our Board of Directors declared a quarterly cash dividend of $0.90 per common share. The dividend was paid on March 1, 2021, to holders of record at the close of business on February 22, 2021.

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

Capital Spending

Our capital expenditures and investments represent consolidated capital spending. Our adjusted capital spending is a non-GAAP financial measure that demonstrates our net share of capital spending, and reflects an adjustment for the portion of our consolidated capital spending funded by a joint venture partner.

	Millions of Dollars
	Three Months Ended March 31
	2021	2020
Capital Expenditures and Investments
Midstream	$100	603
Chemicals	—	—
Refining	184	245
Marketing and Specialties	22	25
Corporate and Other	25	50
Total Capital Expenditures and Investments	331	923
Less: capital spending funded by a joint venture partner*	—	23
Adjusted Capital Spending	$331	900

Selected Equity Affiliates**
DCP Midstream	$7	46
CPChem	79	126
WRB	59	37
	$145	209
* Included in the Midstream segment.
** Our share of joint venture’s capital spending.

Midstream
During the first three months of 2021, capital spending in our Midstream segment included:

•Construction activities on Phillips 66 Partners’ new ethane pipeline from Clemens Caverns to petrochemical facilities in Gregory, Texas (C2G Pipeline).

•Construction activities on a new 35-mile, 12-inch hydrogen gas pipeline connecting Alliance Refinery to hydrogen gas sources.

•Contributions by Phillips 66 Partners to complete the South Texas Gateway Terminal development activities.

•Continued development of additional Gulf Coast fractionation capacity at the Sweeny Hub.

•Spending associated with other return, reliability, and maintenance projects in our Transportation and NGL businesses.

Chemicals
During the first three months of 2021, on a 100% basis, CPChem’s capital expenditures and investments were $157 million. The capital spending was primarily for sustaining, optimization and debottlenecking projects on existing assets. CPChem’s capital program was self-funded, and we expect CPChem to continue self-funding its capital program for the remainder of 2021.

Refining
Capital spending for the Refining segment during the first three months of 2021 was primarily for refinery upgrade projects to enhance the yield of high-value products, renewable diesel projects, improvements to the operating integrity of key processing units, and safety-related projects.

Major construction activities included:

•Installation of facilities to improve product value at the Ponca City refinery.
•Installation of facilities to provide flexibility to produce renewable diesel at the San Francisco refinery.

Marketing and Specialties
Capital spending for the M&S segment during the first three months of 2021 was primarily for an investment in a retail marketing joint venture in the Central region and the development and enhancement of retail sites in Europe.

Corporate and Other
Capital spending for Corporate and Other during the first three months of 2021 was primarily for information technology and facilities.

Contingencies

A number of lawsuits involving a variety of claims that arose in the ordinary course of business have been filed against us or are subject to indemnifications provided by us. We also may be required to remove or mitigate the effects on the environment of the placement, storage, disposal, or release of certain chemical, mineral and petroleum substances at various active and inactive sites. We regularly assess the need for financial recognition or disclosure of these contingencies. In the case of all known contingencies (other than those related to income taxes), we accrue a liability when the loss is probable and the amount is reasonably estimable. If a range of amounts can be reasonably estimated and no amount within the range is a better estimate than any other amount, then the minimum of the range is accrued. We do not reduce these liabilities for potential insurance or third-party recoveries. If applicable, we accrue receivables for probable insurance or other third-party recoveries. In the case of income tax-related contingencies, we use a cumulative probability-weighted loss accrual in cases where sustaining a tax position is uncertain.

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

Environmental
Like other companies in our industry, we are subject to numerous international, federal, state and local environmental laws and regulations. For a discussion of the most significant of these international and federal environmental laws and regulations, see the “Environmental” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2020 Annual Report on Form 10-K.

We occasionally receive requests for information or notices of potential liability from the EPA and state environmental agencies alleging that we are a potentially responsible party under the Federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or an equivalent state statute. On occasion, we also have been made a party to cost recovery litigation by those agencies or by private parties. These requests, notices and lawsuits assert potential liability for remediation costs at various sites that typically are not owned by us, but allegedly contain wastes attributable to our past operations. At March 31, 2021, and December 31, 2020, we had been notified of potential liability under CERCLA and comparable state laws at 25 sites within the United States.

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

For examples of legislation and regulation or precursors for possible regulation that do or could affect our operations, see the “Climate Change” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2020 Annual Report on Form 10-K.

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

GUARANTOR FINANCIAL INFORMATION
At March 31, 2021, Phillips 66 had $10.8 billion of senior unsecured notes outstanding guaranteed by Phillips 66 Company, a direct, wholly owned operating subsidiary of Phillips 66. Phillips 66 conducts substantially all of its operations through subsidiaries, including Phillips 66 Company, and those subsidiaries generate substantially all of its operating income and cash flow. The guarantees are (1) unsecured obligations of Phillips 66 Company, (2) rank equally with all of Phillips 66 Company’s other unsecured and unsubordinated indebtedness, and (3) are full and unconditional.

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

The summarized results of operations for the three months ended March 31, 2021, and the summarized financial position at March 31, 2021, and December 31, 2020, for the Obligor Group on a combined basis were:

Summarized Combined Statement of Operations	Millions of Dollars
Sales and other operating revenues	$16,191
Revenues and other income—non-guarantor subsidiaries	1,125
Purchased crude oil and products—third parties	10,768
Purchased crude oil and products—related parties	2,316
Purchased crude oil and products—non-guarantor subsidiaries	3,323
Loss before income taxes	(895)
Net loss	(741)

	Millions of Dollars
Summarized Combined Balance Sheet	March 31 2021	December 31 2020
Accounts and notes receivable—third parties	$4,664	4,060
Accounts and notes receivable—related parties	970	804
Due from non-guarantor subsidiaries, current	494	288
Total current assets	10,061	8,965
Investments and long-term receivables	9,269	9,229
Net properties, plants and equipment	12,852	12,815
Goodwill	1,047	1,047
Due from non-guarantor subsidiaries, noncurrent	6,070	6,173
Other assets associated with non-guarantor subsidiaries	2,815	2,870
Total noncurrent assets	33,928	34,034
Total assets	43,989	42,999

Due to non-guarantor subsidiaries, current	$2,724	2,203
Total current liabilities	9,467	7,938
Long-term debt	11,330	11,330
Due to non-guarantor subsidiaries, noncurrent	9,937	9,316
Total noncurrent liabilities	26,600	26,044
Total liabilities	36,067	33,982
Total equity	7,922	9,017
Total liabilities and equity	43,989	42,999

NON-GAAP RECONCILIATIONS

Refining

Our realized refining margins measure the difference between (a) sales and other operating revenues derived from the sale of petroleum products manufactured at our refineries and (b) costs of feedstocks, primarily crude oil, used to produce the petroleum products. The realized refining margins are adjusted to include our proportional share of our joint venture refineries’ realized margins, as well as to exclude those items that are not representative of the underlying operating performance of a period, which we call “special items.” The realized refining margins are converted to a per-barrel basis by dividing them by total refinery processed inputs (primarily crude oil) measured on a barrel basis, including our share of inputs processed by our joint venture refineries. Our realized refining margin per barrel is intended to be comparable with industry refining margins, which are known as “crack spreads.” As discussed in “Executive Overview and Business Environment—Business Environment,” industry crack spreads measure the difference between market prices for refined petroleum products and crude oil. We believe realized refining margin per barrel calculated on a similar basis as industry crack spreads provides a useful measure of how well we performed relative to benchmark industry refining margins.

The GAAP performance measure most directly comparable to realized refining margin per barrel is the Refining segment’s “income (loss) before income taxes per barrel.” Realized refining margin per barrel excludes items that are typically included in a manufacturer’s gross margin, such as depreciation and operating expenses, and other items used to determine income (loss) before income taxes, such as general and administrative expenses. It also includes our proportional share of joint venture refineries’ realized refining margins and excludes special items. Because realized refining margin per barrel is calculated in this manner, and because realized refining margin per barrel may be defined differently by other companies in our industry, it has limitations as an analytical tool. Following are reconciliations of loss before income taxes to realized refining margins:

	Millions of Dollars, Except as Indicated
Realized Refining Margins	Atlantic Basin/ Europe	Gulf Coast	Central Corridor	West Coast	Worldwide

Three Months Ended March 31, 2021
Loss before income taxes	$(153)	(253)	(248)	(386)	(1,040)
Plus:
Taxes other than income taxes	20	27	15	23	85
Depreciation, amortization and impairments	52	77	34	54	217
Selling, general and administrative expenses	14	10	7	11	42
Operating expenses	230	321	205	382	1,138
Equity in losses of affiliates	2	3	117	—	122
Other segment (income) expense, net	—	—	(2)	2	—
Proportional share of refining gross margins contributed by equity affiliates	43	—	86	—	129
Realized refining margins	$208	185	214	86	693

Total processed inputs (thousands of barrels)	42,826	54,560	19,754	25,917	143,057
Adjusted total processed inputs (thousands of barrels)*	42,826	54,560	35,711	25,917	159,014

Loss before income taxes per barrel (dollars per barrel)**	$(3.57)	(4.64)	(12.55)	(14.89)	(7.27)
Realized refining margins (dollars per barrel)***	4.86	3.39	5.97	3.33	4.36

Three Months Ended March 31, 2020
Loss before income taxes	$(637)	(843)	(227)	(554)	(2,261)
Plus:
Taxes other than income taxes	19	37	17	31	104
Depreciation, amortization and impairments	492	741	469	364	2,066
Selling, general and administrative expenses	13	7	6	10	36
Operating expenses	194	492	136	283	1,105
Equity in (earnings) losses of affiliates	2	(1)	51	—	52
Other segment (income) expense, net	(2)	1	(3)	1	(3)
Proportional share of refining gross margins contributed by equity affiliates	16	—	113	—	129
Special items:
Lower-of-cost-or-market inventory adjustments	—	—	35	—	35
Realized refining margins	$97	434	597	135	1,263

Total processed inputs (thousands of barrels)	41,335	64,066	23,345	27,877	156,623
Adjusted total processed inputs (thousands of barrels)*	41,335	64,066	44,291	27,877	177,569

Loss before income taxes per barrel (dollars per barrel)**	$(15.41)	(13.16)	(9.72)	(19.87)	(14.44)
Realized refining margins (dollars per barrel)***	2.38	6.76	13.50	4.80	7.11
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

	Millions of Dollars, Except as Indicated
	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
	U.S.	International	U.S.	International
Realized Marketing Fuel Margins
Income before income taxes	$199	48	299	171
Plus:
Taxes other than income taxes	4	2	2	1
Depreciation and amortization	3	19	3	17
Selling, general and administrative expenses	165	60	127	63
Equity in earnings of affiliates	(2)	(24)	—	(22)
Other operating revenues*	(86)	(5)	(84)	2
Other segment income, net	—	(1)	—	—
Marketing margins	283	99	347	232
Less: margin for nonfuel related sales	—	13	—	10
Realized marketing fuel margins	$283	86	347	222

Total fuel sales volumes (thousands of barrels)	145,794	21,474	167,178	25,979

Income before income taxes per barrel (dollars per barrel)	$1.36	2.24	1.79	6.58
Realized marketing fuel margins (dollars per barrel)**	1.94	4.01	2.08	8.53
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
•Actions taken by OPEC and other countries impacting supply and demand and correspondingly, commodity prices.
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
•The factors generally described in Item 1A.—Risk Factors in our 2020 Annual Report on Form 10-K.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our commodity price risk and interest rate risk at March 31, 2021, did not differ materially from the risks disclosed under Item 7A of our 2020 Annual Report on Form 10-K.

Item 4.   CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported within the time periods specified in U.S. Securities and Exchange Commission (SEC) rules and forms, and that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. As of March 31, 2021, with the participation of management, our Chairman and Chief Executive Officer and our Executive Vice President, Finance and Chief Financial Officer carried out an evaluation, pursuant to Rule 13a-15(b) of the Act, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our Chairman and Chief Executive Officer and our Executive Vice President, Finance and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of March 31, 2021.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, in the quarterly period ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

Item 103 of Regulation S-K promulgated by the SEC requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings and such proceedings involve potential monetary sanctions that we reasonably believe will be in excess of $300,000. The following matters are disclosed in accordance with that requirement. We do not currently believe that the eventual outcome of any matters reported, individually or in the aggregate, could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

New Matters
There were no new matters to report.

Matters Previously Reported
There were no material developments to matters previously reported.

Item 1A.   RISK FACTORS

There were no material changes from the risk factors disclosed in Item 1A of our 2020 Annual Report on Form 10-K.

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
In March 2020, we announced that we had temporarily suspended our share repurchases. As of March 31, 2021, we had $2,514 million remaining on our existing share repurchase authorization, which has no expiration date. Any future share repurchases will be made at the discretion of management and will depend on various factors including our share price, results of operations, financial condition and cash required for future business plans.

Item 6. EXHIBITS

Exhibit Number	Exhibit Description

10.1*	Third Amendment to the Third Amended and Restated Limited Liability Company Agreement of Chevron Phillips Chemical Company LLC.

22*	List of Guarantor Subsidiaries.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32*	Certifications pursuant to 18 U.S.C. Section 1350.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Schema Document.

101.CAL*	Inline XBRL Calculation Linkbase Document.

101.LAB*	Inline XBRL Labels Linkbase Document.

101.PRE*	Inline XBRL Presentation Linkbase Document.

101.DEF*	Inline XBRL Definition Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHILLIPS 66

/s/ Chukwuemeka A. Oyolu
Chukwuemeka A. Oyolu Vice President and Controller (Chief Accounting and Duly Authorized Officer)

Date: April 30, 2021