Form 10-Q
period 2021-06-30
Phillips 66
filed 2021-08-03
CIK 1534701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	001-35349

Phillips 66
(Exact name of registrant as specified in its charter)

Delaware	45-3779385
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The registrant had 437,989,408 shares of common stock, $0.01 par value, outstanding as of June 30, 2021.

PHILLIPS 66

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Consolidated Statement of Operations	Phillips 66

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Revenues and Other Income
Sales and other operating revenues	$27,002	10,913	48,629	31,791
Equity in earnings of affiliates	830	157	1,115	522
Net gain on dispositions	2	85	2	86
Other income	51	28	66	28
Total Revenues and Other Income	27,885	11,183	49,812	32,427

Costs and Expenses
Purchased crude oil and products	25,218	9,608	45,283	28,048
Operating expenses	1,175	1,026	2,555	2,367
Selling, general and administrative expenses	433	409	841	728
Depreciation and amortization	364	343	720	685
Impairments	—	—	198	3,006
Taxes other than income taxes	119	114	258	271
Accretion on discounted liabilities	6	5	12	11
Interest and debt expense	143	117	289	228
Foreign currency transaction (gains) losses	(9)	6	(9)	6
Total Costs and Expenses	27,449	11,628	50,147	35,350
Income (loss) before income taxes	436	(445)	(335)	(2,923)
Income tax expense (benefit)	62	(378)	(70)	(429)
Net Income (Loss)	374	(67)	(265)	(2,494)
Less: net income attributable to noncontrolling interests	78	74	93	143
Net Income (Loss) Attributable to Phillips 66	$296	(141)	(358)	(2,637)

Net Income (Loss) Attributable to Phillips 66 Per Share of Common Stock (dollars)
Basic	$0.66	(0.33)	(0.83)	(6.00)
Diluted	0.66	(0.33)	(0.83)	(6.00)

Weighted-Average Common Shares Outstanding (thousands)
Basic	439,940	438,756	439,722	440,050
Diluted	440,396	438,756	439,722	440,050
See Notes to Consolidated Financial Statements.

Consolidated Statement of Comprehensive Income (Loss)	Phillips 66

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020

Net Income (Loss)	$374	(67)	(265)	(2,494)
Other comprehensive income (loss)
Defined benefit plans
Net actuarial gain (loss) arising during the period	210	(300)	210	(300)
Amortization of net actuarial loss, prior service credit and settlements	47	55	69	78
Plans sponsored by equity affiliates	23	3	29	5
Income taxes on defined benefit plans	(68)	59	(74)	54
Defined benefit plans, net of income taxes	212	(183)	234	(163)
Foreign currency translation adjustments	19	26	4	(196)
Income taxes on foreign currency translation adjustments	—	—	—	1
Foreign currency translation adjustments, net of income taxes	19	26	4	(195)
Cash flow hedges	1	—	3	(9)
Income taxes on hedging activities	(1)	—	(1)	2
Hedging activities, net of income taxes	—	—	2	(7)
Other Comprehensive Income (Loss), Net of Income Taxes	231	(157)	240	(365)
Comprehensive Income (Loss)	605	(224)	(25)	(2,859)
Less: comprehensive income attributable to noncontrolling interests	78	74	93	143
Comprehensive Income (Loss) Attributable to Phillips 66	$527	(298)	(118)	(3,002)
See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet	Phillips 66

	Millions of Dollars
	June 30 2021	December 31 2020
Assets
Cash and cash equivalents	$2,207	2,514
Accounts and notes receivable (net of allowances of $46 million in 2021 and $37 million in 2020)	6,627	5,688
Accounts and notes receivable—related parties	1,435	834
Inventories	4,752	3,893
Prepaid expenses and other current assets	759	347
Total Current Assets	15,780	13,276
Investments and long-term receivables	13,520	13,624
Net properties, plants and equipment	23,688	23,716
Goodwill	1,425	1,425
Intangibles	825	843
Other assets	1,739	1,837
Total Assets	$56,977	54,721

Liabilities
Accounts payable	$8,066	5,171
Accounts payable—related parties	879	378
Short-term debt	2,489	987
Accrued income and other taxes	1,362	1,351
Employee benefit obligations	412	573
Other accruals	1,343	1,058
Total Current Liabilities	14,551	9,518
Long-term debt	12,924	14,906
Asset retirement obligations and accrued environmental costs	694	657
Deferred income taxes	5,879	5,644
Employee benefit obligations	1,148	1,341
Other liabilities and deferred credits	1,179	1,132
Total Liabilities	36,375	33,198

Equity
Common stock (2,500,000,000 shares authorized at $0.01 par value) Issued (2021—649,761,235 shares; 2020—648,643,223 shares)
Par value	6	6
Capital in excess of par	20,463	20,383
Treasury stock (at cost: 2021 and 2020—211,771,827 shares)	(17,116)	(17,116)
Retained earnings	15,345	16,500
Accumulated other comprehensive loss	(549)	(789)
Total Stockholders’ Equity	18,149	18,984
Noncontrolling interests	2,453	2,539
Total Equity	20,602	21,523
Total Liabilities and Equity	$56,977	54,721
See Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows	Phillips 66

	Millions of Dollars
	Six Months Ended June 30
	2021	2020
Cash Flows From Operating Activities
Net loss	$(265)	(2,494)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	720	685
Impairments	198	3,006
Accretion on discounted liabilities	12	11
Deferred income taxes	163	(21)
Undistributed equity earnings	(1)	298
Net gain on dispositions	(2)	(86)
Other	258	7
Working capital adjustments
Accounts and notes receivable	(1,518)	3,814
Inventories	(821)	(1,416)
Prepaid expenses and other current assets	(413)	(126)
Accounts payable	3,482	(3,121)
Taxes and other accruals	201	424
Net Cash Provided by Operating Activities	2,014	981

Cash Flows From Investing Activities
Capital expenditures and investments	(711)	(1,862)
Return of investments in equity affiliates	158	88
Proceeds from asset dispositions	24	1
Advances/loans—related parties	(245)	(231)
Collection of advances/loans—related parties	—	44
Other	(45)	(64)
Net Cash Used in Investing Activities	(819)	(2,024)

Cash Flows From Financing Activities
Issuance of debt	465	3,230
Repayment of debt	(979)	(541)
Issuance of common stock	24	6
Repurchase of common stock	—	(443)
Dividends paid on common stock	(788)	(789)
Distributions to noncontrolling interests	(158)	(127)
Repurchase of noncontrolling interests	(24)	—
Other	(27)	(13)
Net Cash Provided by (Used in) Financing Activities	(1,487)	1,323

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(15)	(4)

Net Change in Cash and Cash Equivalents	(307)	276
Cash and cash equivalents at beginning of period	2,514	1,614
Cash and Cash Equivalents at End of Period	$2,207	1,890
See Notes to Consolidated Financial Statements.

Consolidated Statement of Changes in Equity	Phillips 66

	Millions of Dollars
	Three Months Ended June 30
	Attributable to Phillips 66
	Common Stock
	Par Value	Capital in Excess of Par	Treasury Stock	Retained Earnings	Accum. Other Comprehensive Loss	Noncontrolling Interests	Total

March 31, 2021	$6	20,420	(17,116)	15,449	(780)	2,478	20,457
Net income	—	—	—	296	—	78	374
Other comprehensive income	—	—	—	—	231	—	231
Dividends paid on common stock ($0.90 per share)	—	—	—	(394)	—	—	(394)
Benefit plan activity	—	43	—	(4)	—	—	39
Distributions to noncontrolling interests	—	—	—	—	—	(82)	(82)
Repurchase of noncontrolling interests	—	—	—	(2)	—	(21)	(23)
June 30, 2021	$6	20,463	(17,116)	15,345	(549)	2,453	20,602

March 31, 2020	$6	20,305	(17,116)	19,168	(991)	2,267	23,639
Net income (loss)	—	—	—	(141)	—	74	(67)
Other comprehensive loss	—	—	—	—	(157)	—	(157)
Dividends paid on common stock ($0.90 per share)	—	—	—	(393)	—	—	(393)
Benefit plan activity	—	37	—	(3)	—	—	34
Transfer of equity interest	—	—	—	—	—	305	305
Distributions to noncontrolling interests	—	—	—	—	—	(66)	(66)
June 30, 2020	$6	20,342	(17,116)	18,631	(1,148)	2,580	23,295

	Shares
	Three Months Ended June 30
	Common Stock Issued	Treasury Stock

March 31, 2021	649,638,881	211,771,827
Repurchase of common stock	—	—
Shares issued—share-based compensation	122,354	—
June 30, 2021	649,761,235	211,771,827

March 31, 2020	648,446,534	211,771,827
Repurchase of common stock	—	—
Shares issued—share-based compensation	21,953	—
June 30, 2020	648,468,487	211,771,827
See Notes to Consolidated Financial Statements.

Consolidated Statement of Changes in Equity	Phillips 66

	Millions of Dollars
	Six Months Ended June 30
	Attributable to Phillips 66
	Common Stock
	Par Value	Capital in Excess of Par	Treasury Stock	Retained Earnings	Accum. Other Comprehensive Loss	Noncontrolling Interests	Total

December 31, 2020	$6	20,383	(17,116)	16,500	(789)	2,539	21,523
Net income (loss)	—	—	—	(358)	—	93	(265)
Other comprehensive income	—	—	—	—	240	—	240
Dividends paid on common stock ($1.80 per share)	—	—	—	(788)	—	—	(788)
Benefit plan activity	—	80	—	(7)	—	—	73
Distributions to noncontrolling interests	—	—	—	—	—	(158)	(158)
Repurchase of noncontrolling interests	—	—	—	(2)	—	(21)	(23)
June 30, 2021	$6	20,463	(17,116)	15,345	(549)	2,453	20,602

December 31, 2019	$6	20,301	(16,673)	22,064	(788)	2,259	27,169
Net income (loss)	—	—	—	(2,637)	—	143	(2,494)
Other comprehensive loss	—	—	—	—	(365)	—	(365)
Dividends paid on common stock ($1.80 per share)	—	—	—	(789)	—	—	(789)
Repurchase of common stock	—	—	(443)	—	—	—	(443)
Benefit plan activity	—	41	—	(5)	—	—	36
Transfer of equity interest	—	—	—	—	—	305	305
Distributions to noncontrolling interests	—	—	—	—	—	(127)	(127)
Other	—	—	—	(2)	5	—	3
June 30, 2020	$6	20,342	(17,116)	18,631	(1,148)	2,580	23,295

	Shares
	Six Months Ended June 30
	Common Stock Issued	Treasury Stock

December 31, 2020	648,643,223	211,771,827
Repurchase of common stock	—	—
Shares issued—share-based compensation	1,118,012	—
June 30, 2021	649,761,235	211,771,827

December 31, 2019	647,416,633	206,390,806
Repurchase of common stock	—	5,381,021
Shares issued—share-based compensation	1,051,854	—
June 30, 2020	648,468,487	211,771,827
See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements	Phillips 66

Note 1—Interim Financial Information

The unaudited interim financial information presented in the financial statements included in this report is prepared in accordance with generally accepted accounting principles in the United States (GAAP) and includes all known accruals and adjustments necessary, in the opinion of management, for a fair presentation of the consolidated financial position of Phillips 66 and its results of operations and cash flows for the periods presented. Unless otherwise specified, all such adjustments are of a normal and recurring nature. Certain notes and other information have been condensed or omitted from the interim financial statements included in this report. Therefore, these interim financial statements should be read in conjunction with the consolidated financial statements and notes included in our 2020 Annual Report on Form 10-K. The results of operations for the three and six months ended June 30, 2021, are not necessarily indicative of the results expected for the full year.

Note 2—Sales and Other Operating Revenues

Disaggregated Revenues
The following tables present our disaggregated sales and other operating revenues:

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Product Line and Services
Refined petroleum products	$21,876	8,701	38,219	24,858
Crude oil resales	3,204	1,490	6,393	4,367
Natural gas liquids (NGL)	1,943	700	3,717	1,679
Services and other*	(21)	22	300	887
Consolidated sales and other operating revenues	$27,002	10,913	48,629	31,791

Geographic Location**
United States	$21,297	8,377	37,909	24,087
United Kingdom	2,835	972	5,122	3,281
Germany	1,038	613	1,855	1,471
Other foreign countries	1,832	951	3,743	2,952
Consolidated sales and other operating revenues	$27,002	10,913	48,629	31,791
* Includes derivatives-related activities. See Note 12—Derivatives and Financial Instruments, for additional information.
** Sales and other operating revenues are attributable to countries based on the location of the operations generating the revenues.

Contract-Related Assets and Liabilities
At June 30, 2021, and December 31, 2020, receivables from contracts with customers were $5,948 million and $3,911 million, respectively. Significant noncustomer balances, such as buy/sell receivables and excise tax receivables, were excluded from these amounts.

Our contract-related assets also include payments we make to our marketing customers related to incentive programs. An incentive payment is initially recognized as an asset and subsequently amortized as a reduction to revenue over the contract term, which generally ranges from 5 to 15 years. At June 30, 2021, and December 31, 2020, our asset balances related to such payments were $426 million and $404 million, respectively.

Our contract liabilities represent advances from our customers prior to product or service delivery. At June 30, 2021, and December 31, 2020, contract liabilities were immaterial.

Remaining Performance Obligations
Most of our contracts with customers are spot contracts or term contracts with only variable consideration. We do not disclose remaining performance obligations for these contracts as the expected duration is one year or less or because the variable consideration has been allocated entirely to the unsatisfied performance obligations. We also have certain contracts in our Midstream segment that include minimum volume commitments with fixed pricing. At June 30, 2021, the remaining performance obligations related to these minimum volume commitment contracts were immaterial.

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

At June 30, 2021, and December 31, 2020, we reported $8,062 million and $6,522 million of accounts and notes receivable, net of allowances of $46 million and $37 million, respectively. Based on an aging analysis at June 30, 2021, more than 95% of our accounts receivable were outstanding less than 60 days.

We are also exposed to credit losses from off-balance sheet exposures, such as guarantees of joint venture debt and standby letters of credit. See Note 10—Guarantees, and Note 11—Contingencies and Commitments, for more information on these off-balance sheet exposures.

Note 4—Inventories

Inventories consisted of the following:

	Millions of Dollars
	June 30 2021	December 31 2020

Crude oil and petroleum products	$4,365	3,536
Materials and supplies	387	357
	$4,752	3,893

Inventories valued on the last-in, first-out (LIFO) basis totaled $4,170 million and $3,368 million at June 30, 2021, and December 31, 2020, respectively. The estimated excess of current replacement cost over LIFO cost of inventories amounted to approximately $5.8 billion and $2.7 billion at June 30, 2021, and December 31, 2020, respectively.

Certain planned reductions in inventory that are not expected to be replaced by the end of the year cause liquidations of LIFO inventory values. LIFO inventory liquidations decreased our net income by $54 million in the second quarter of 2021, and increased our net loss by $82 million in the first six months of 2021. The impact was immaterial for the corresponding periods of 2020.

Note 5—Investments, Loans and Long-Term Receivables

Equity Investments

Dakota Access, LLC (Dakota Access) and Energy Transfer Crude Oil Company, LLC (ETCO)
In 2020, the trial court presiding over litigation regarding the Dakota Access Pipeline ordered the U.S. Army Corps of Engineers (USACE) to prepare an Environmental Impact Statement (EIS) relating to an easement under Lake Oahe in North Dakota and later vacated the easement. Although the easement has been vacated, the USACE has indicated that it will not take action to stop pipeline operations while it proceeds with the EIS, which is expected to be completed in 2022. In May 2021, the court denied a request for an injunction to shut down the pipeline while the EIS is being prepared and in June 2021, dismissed the litigation. It is possible that the litigation could be reopened or new litigation challenging the EIS, once completed, could be filed.

Dakota Access and ETCO have guaranteed repayment of $2.5 billion aggregate principal amount of senior unsecured notes issued by a wholly owned subsidiary of Dakota Access. In addition, Phillips 66 Partners LP (Phillips 66 Partners) and its co-venturers in Dakota Access provided a Contingent Equity Contribution Undertaking (CECU) in conjunction with the notes offering. Under the CECU, the co-venturers may be severally required to make proportionate equity contributions to Dakota Access in certain circumstances relating to the litigation described above. At June 30, 2021, Phillips 66 Partners’ share of the maximum potential equity contributions under the CECU was approximately $631 million.

If the pipeline is required to cease operations, and should Dakota Access and ETCO not have sufficient funds to pay ongoing expenses, Phillips 66 Partners also could be required to support its share of the ongoing expenses, including scheduled interest payments on the notes of approximately $25 million annually, in addition to the potential obligations under the CECU.

At June 30, 2021, the aggregate book value of Phillips 66 Partners’ investments in Dakota Access and ETCO was $577 million.

CF United LLC (CF United)
We hold a 50% voting interest and a 48% economic interest in CF United, a retail marketing joint venture with operations primarily on the U.S. West Coast. CF United is considered a variable interest entity (VIE) because our co-venturer has an option to require us to purchase its interest based on a fixed multiple. The put option becomes effective July 1, 2023, and expires on March 31, 2024. The put option is viewed as a variable interest as the purchase price on the exercise date may not represent the then-current fair value of CF United. We have determined that we are not the primary beneficiary because we and our co-venturer jointly direct the activities of CF United that most significantly impact economic performance. At June 30, 2021, our maximum exposure to loss was comprised of our $267 million investment in CF United, and any potential future loss resulting from the put option should the purchase price based on a fixed multiple exceed the then-current fair value of CF United.

OnCue Holdings, LLC (OnCue)
We hold a 50% interest in OnCue, a joint venture that owns and operates retail convenience stores. We fully guaranteed various debt agreements of OnCue and our co-venturer did not participate in the guarantees. This entity is considered a VIE because our debt guarantees resulted in OnCue not being exposed to all potential losses. We have determined we are not the primary beneficiary because we do not have the power to direct the activities that most significantly impact economic performance. At June 30, 2021, our maximum exposure to loss was $184 million, which represented the book value of our investment in OnCue of $106 million and guaranteed debt obligations of $78 million.

Liberty Pipeline LLC (Liberty)
In the first quarter of 2021, Phillips 66 Partners’ decision to exit the Liberty Pipeline project resulted in a $198 million before-tax impairment of its investment in Liberty. The impairment is included in the “Impairments” line item on our consolidated statement of operations for the six months ended June 30, 2021. See Note 7—Impairments, and Note 13—Fair Value Measurements, for additional information regarding the impairment and the techniques used to determine the fair value of Phillips 66 Partners’ investment in Liberty. In April 2021, Phillips 66 Partners transferred its ownership interest in Liberty to its co-venturer for cash and certain pipeline assets with a value that approximated its book value of $46 million at March 31, 2021.

Related Party Loans
We and our co-venturer provided member loans to WRB Refining LP (WRB). At June 30, 2021, our 50% share of the outstanding member loan balance, including accrued interest, was $525 million.

Note 6—Properties, Plants and Equipment

Our gross investment in properties, plants and equipment (PP&E) and the associated accumulated depreciation and amortization (Accum. D&A) balances were as follows:

	Millions of Dollars
	June 30, 2021			December 31, 2020
	Gross PP&E	Accum. D&A	Net PP&E	Gross PP&E	Accum. D&A	Net PP&E

Midstream	$12,289	2,885	9,404	12,313	2,815	9,498
Chemicals	—	—	—	—	—	—
Refining	25,293	12,569	12,724	24,647	12,019	12,628
Marketing and Specialties	1,805	1,023	782	1,815	1,007	808
Corporate and Other	1,485	707	778	1,448	666	782
	$40,872	17,184	23,688	40,223	16,507	23,716

Note 7—Impairments

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Midstream	$—	—	198	1,161
Refining	—	—	—	1,845
Total impairments	$—	—	198	3,006

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

Outlook
The COVID-19 pandemic continues to disrupt economic activities globally. Reduced demand for refined petroleum products resulted in low refining margins and decreased volumes through refineries and logistics infrastructure in 2020. Since the beginning of 2021, demand for refined petroleum products has started to recover following the administration of COVID-19 vaccines and the easing of pandemic restrictions. Consequently, refining margins have improved, as has volume throughput. However, refining profitability remains challenged. The depth and duration of the economic consequences of the COVID-19 pandemic remain uncertain and we continue to monitor our asset and investment portfolio. The consequences of the sustained disruption of economic activities by the pandemic may include additional asset impairments and portfolio rationalization in the future.

Note 8—Earnings (Loss) Per Share

The numerator of basic earnings (loss) per share (EPS) is net income (loss) attributable to Phillips 66, adjusted for noncancelable dividends paid on unvested share-based employee awards during the vesting period (participating securities) and the premium paid for the repurchase of noncontrolling interests. The denominator of basic EPS is the sum of the daily weighted-average number of common shares outstanding during the periods presented and fully vested stock and unit awards that have not yet been issued as common stock. The numerator of diluted EPS is also based on net income (loss) attributable to Phillips 66, which is reduced by dividend equivalents paid on participating securities for which the dividends are more dilutive than the participation of the awards in the earnings (loss) of the periods presented, and the premium paid for the repurchase of noncontrolling interests. To the extent unvested stock, unit or option awards and vested unexercised stock options are dilutive, they are included with the weighted-average common shares outstanding in the denominator. Treasury stock is excluded from the denominator in both basic and diluted EPS.

	Three Months Ended June 30				Six Months Ended June 30
	2021		2020		2021		2020
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Amounts Attributed to Phillips 66 Common Stockholders (millions):
Net income (loss) attributable to Phillips 66	$296	296	(141)	(141)	(358)	(358)	(2,637)	(2,637)
Income allocated to participating securities	(3)	(3)	(2)	(2)	(6)	(6)	(4)	(4)
Premium paid for the repurchase of noncontrolling interests	(2)	(2)	—	—	(2)	(2)	—	—
Net income (loss) available to common stockholders	$291	291	(143)	(143)	(366)	(366)	(2,641)	(2,641)

Weighted-average common shares outstanding (thousands):	437,909	439,940	436,688	438,756	437,639	439,722	437,851	440,050
Effect of share-based compensation	2,031	456	2,068	—	2,083	—	2,199	—
Weighted-average common shares outstanding—EPS	439,940	440,396	438,756	438,756	439,722	439,722	440,050	440,050

Earnings (Loss) Per Share of Common Stock (dollars)	$0.66	0.66	(0.33)	(0.33)	(0.83)	(0.83)	(6.00)	(6.00)

Note 9—Debt

2021 Debt Issuances and Repayments
At June 30, 2021, borrowings of $15 million were outstanding and $1 million in letters of credit had been drawn under Phillips 66 Partners’ $750 million revolving credit facility, compared with outstanding borrowings of $415 million and $1 million in letters of credit drawn under the facility at December 31, 2020.

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

In April 2021, Phillips 66 Partners repaid $50 million of its tax-exempt bonds upon maturity.

In February 2021, Phillips 66 repaid $500 million outstanding principal balance of its floating-rate senior notes due February 2021.

2020 Debt Issuances and Repayments

Senior Unsecured Notes
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

Proceeds received from the public offerings of senior unsecured notes on June 10, 2020, and April 9, 2020, were $1,008 million exclusive of accrued interest received, and $993 million, respectively, net of underwriters’ discounts or premiums and commissions, as well as debt issuance costs. These proceeds were used for general corporate purposes.

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

Other Debt Repayments
In April 2020, Phillips 66 repaid $300 million outstanding principal balance of its floating-rate notes due April 2020 and the $200 million outstanding principal balance of its term loan facility due April 2020. Also in April 2020, Phillips 66 Partners repaid $25 million of its tax-exempt bonds upon maturity.

Note 10—Guarantees

At June 30, 2021, we were liable for certain contingent obligations under various contractual arrangements as described below. We recognize a liability for the fair value of our obligation as a guarantor for newly issued or modified guarantees. Unless the carrying amount of the liability is noted below, we have not recognized a liability either because the guarantees were issued prior to December 31, 2002, or because the fair value of the obligation is immaterial. In addition, unless otherwise stated, we are not currently performing with any significance under the guarantees and expect future performance to be either immaterial or have only a remote chance of occurrence.

Lease Residual Value Guarantees
Under the operating lease agreement for our headquarters facility in Houston, Texas, we have the option, at the end of the lease term in September 2025, to request to renew the lease, purchase the facility or assist the lessor in marketing it for resale. We have a residual value guarantee associated with the operating lease agreement with a maximum potential future exposure of $514 million at June 30, 2021. We also have residual value guarantees associated with railcar and airplane leases with maximum potential future exposures totaling $209 million. These leases have remaining terms of up to nine years.

Guarantees of Joint Venture and Other Obligations
In March 2019, Phillips 66 Partners and its co-venturers in Dakota Access provided a CECU in conjunction with a senior unsecured notes offering. See Note 5—Investments, Loans and Long-Term Receivables, for additional information on Dakota Access and the CECU.

At June 30, 2021, we also had other guarantees outstanding primarily for our portion of certain joint venture debt, which have remaining terms of up to seven years. The maximum potential future exposures under these guarantees were approximately $148 million. Payment would be required if a joint venture defaults on its obligations.

Indemnifications
Over the years, we have entered into various agreements to sell ownership interests in certain corporations, joint ventures and assets that gave rise to indemnification. Agreements associated with these sales include indemnifications for taxes, litigation, environmental liabilities, permits and licenses, employee claims, and real estate tenant defaults. The provisions of these indemnifications vary greatly. The majority of these indemnifications are related to environmental issues, which generally have indefinite terms and potentially unlimited exposure. At June 30, 2021, and December 31, 2020, the carrying amount of recorded indemnifications was $149 million and $145 million, respectively.

We amortize the indemnification liability over the relevant time period, if one exists, based on the facts and circumstances surrounding each type of indemnity. In cases where the indemnification term is indefinite, we will reverse the liability when we have information to support the reversal. Although it is reasonably possible future payments may exceed amounts recorded, due to the nature of the indemnifications, it is not possible to make a reasonable estimate of the maximum potential amount of future payments. At June 30, 2021, and December 31, 2020, environmental accruals for known contamination of $108 million and $104 million, respectively, were included in the carrying amount of the recorded indemnifications noted above. These environmental accruals were primarily included in the “Asset retirement obligations and accrued environmental costs” line item on our consolidated balance sheet. For additional information about environmental liabilities, see Note 11—Contingencies and Commitments.

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

We are currently participating in environmental assessments and cleanups at numerous federal Superfund and comparable state sites. After an assessment of environmental exposures for cleanup and other costs, we make accruals on an undiscounted basis (except those pertaining to sites acquired in a business combination, which we record on a discounted basis) for planned investigation and remediation activities for sites where it is probable future costs will be incurred and these costs can be reasonably estimated. At June 30, 2021, our total environmental accruals were $455 million, compared with $427 million at December 31, 2020. We expect to incur a substantial amount of these expenditures within the next 30 years. We have not reduced these accruals for possible insurance recoveries. In the future, we may be involved in additional environmental assessments, cleanups and proceedings.

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

At June 30, 2021, we had performance obligations secured by letters of credit and bank guarantees of $883 million related to various purchase and other commitments incident to the ordinary conduct of business.

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

Purchase and sales contracts with firm minimum notional volumes for commodities that are readily convertible to cash are recorded on our consolidated balance sheet as derivatives unless the contracts are eligible for, and we elect, the normal purchases and normal sales exception, whereby the contracts are recorded on an accrual basis. We generally apply the normal purchases and normal sales exception to eligible crude oil, refined petroleum product, NGL, natural gas, renewable feedstock, and power commodity contracts to purchase or sell quantities we expect to use or sell in the normal course of business. All other derivative instruments are recorded at fair value on our consolidated balance sheet. For further information on the fair value of derivatives, see Note 13—Fair Value Measurements.

Commodity Derivative Contracts—We sell into or receive supply from the worldwide crude oil, refined petroleum product, NGL, natural gas, renewable feedstock, and electric power markets, exposing our revenues, purchases, cost of operating activities and cash flows to fluctuations in the prices for these commodities. Generally, our policy is to remain exposed to the market prices of commodities; however, we use futures, forwards, swaps and options in various markets to balance physical systems, meet customer needs, manage price exposures on specific transactions, and do a limited amount of trading not directly related to our physical business, all of which may reduce our exposure to fluctuations in market prices. We also use the market knowledge gained from these activities to capture market opportunities such as moving physical commodities to more profitable locations, storing commodities to capture seasonal or time premiums, and blending commodities to capture quality upgrades.

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

	Millions of Dollars
	June 30, 2021				December 31, 2020
	Commodity Derivatives		Effect of Collateral Netting	Net Carrying Value Presented on the Balance Sheet	Commodity Derivatives		Effect of Collateral Netting	Net Carrying Value Presented on the Balance Sheet
	Assets	Liabilities			Assets	Liabilities

Assets
Prepaid expenses and other current assets	$18	—	—	18	13	—	—	13
Other assets	6	(1)	—	5	5	(4)	—	1
Liabilities
Other accruals	1,703	(1,886)	152	(31)	665	(721)	46	(10)
Other liabilities and deferred credits	—	(1)	—	(1)	—	—	—	—
Total	$1,727	(1,888)	152	(9)	683	(725)	46	4

At June 30, 2021, and December 31, 2020, there was no material cash collateral received or paid that was not offset on our consolidated balance sheet.

The realized and unrealized gains (losses) incurred from commodity derivatives, and the line items where they appear on our consolidated statement of operations, were:

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020

Sales and other operating revenues	$(193)	(180)	(316)	499
Other income	18	6	19	9
Purchased crude oil and products	(213)	(124)	(348)	317
Net gain (loss) from commodity derivative activity	$(388)	(298)	(645)	825

The following table summarizes our material net exposures resulting from outstanding commodity derivative contracts. These financial and physical derivative contracts are primarily used to manage price exposure on our underlying operations. The underlying exposures may be from nonderivative positions such as inventory volumes. Financial derivative contracts may also offset physical derivative contracts, such as forward purchase and sales contracts. The percentage of our derivative contract volumes expiring within the next 12 months was more than 95% at June 30, 2021, and December 31, 2020.

	Open Position Long / (Short)
	June 30 2021	December 31 2020
Commodity
Crude oil, refined petroleum products, NGL and renewable feedstocks (millions of barrels)	(35)	(13)

Interest Rate Derivative Contracts—In 2016, we entered into interest rate swaps to hedge the variability of lease payments on our headquarters facility. These monthly lease payments vary based on monthly changes in the one-month London Interbank Offered Rate (LIBOR) and changes, if any, in our credit rating. The pay-fixed, receive-floating interest rate swaps have an aggregate notional value of $650 million and ended in April 2021. These swaps were designated as cash flow hedges. We reported the mark-to-market gains or losses on our interest rate swaps designated as highly effective cash flow hedges as a component of other comprehensive income (loss), and reclassified such gains and losses into earnings (loss) in the same period during which the hedged transaction affected earnings (loss). Net realized gains and losses from settlements of the swaps were immaterial for the three and six months ended June 30, 2021 and 2020.

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

The aggregate fair values of all derivative instruments with such credit-risk-related contingent features that were in a liability position were immaterial at June 30, 2021, and December 31, 2020.

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

The carrying values and fair values by hierarchy of our financial assets and liabilities, either carried or disclosed at fair value, including any effects of counterparty and collateral netting, were:

	Millions of Dollars
	June 30, 2021
	Fair Value Hierarchy			Total Fair Value of Gross Assets & Liabilities	Effect of Counterparty Netting	Effect of Collateral Netting	Difference in Carrying Value and Fair Value	Net Carrying Value Presented on the Balance Sheet
	Level 1	Level 2	Level 3
Commodity Derivative Assets
Exchange-cleared instruments	$878	832	—	1,710	(1,704)	—	—	6
Physical forward contracts	—	17	—	17	—	—	—	17
Rabbi trust assets	155	—	—	155	N/A	N/A	—	155
	$1,033	849	—	1,882	(1,704)	—	—	178

Commodity Derivative Liabilities
Exchange-cleared instruments	$1,040	816	—	1,856	(1,704)	(152)	—	—
Physical forward contracts	—	32	—	32	—	—	—	32
Floating-rate debt	—	1,440	—	1,440	N/A	N/A	—	1,440
Fixed-rate debt, excluding finance leases	—	15,546	—	15,546	N/A	N/A	(1,870)	13,676
	$1,040	17,834	—	18,874	(1,704)	(152)	(1,870)	15,148

	Millions of Dollars
	December 31, 2020
	Fair Value Hierarchy			Total Fair Value of Gross Assets & Liabilities	Effect of Counterparty Netting	Effect of Collateral Netting	Difference in Carrying Value and Fair Value	Net Carrying Value Presented on the Balance Sheet
	Level 1	Level 2	Level 3
Commodity Derivative Assets
Exchange-cleared instruments	$314	356	—	670	(669)	—	—	1
Physical forward contracts	—	13	—	13	—	—	—	13
Rabbi trust assets	143	—	—	143	N/A	N/A	—	143
	$457	369	—	826	(669)	—	—	157

Commodity Derivative Liabilities
Exchange-cleared instruments	$351	364	—	715	(669)	(46)	—	—
Physical forward contracts	—	10	—	10	—	—	—	10
Interest-rate derivatives	—	3	—	3	—	—	—	3
Floating-rate debt	—	1,940	—	1,940	N/A	N/A	—	1,940
Fixed-rate debt, excluding finance leases	—	15,597	—	15,597	N/A	N/A	(1,927)	13,670
	$351	17,914	—	18,265	(669)	(46)	(1,927)	15,623

The rabbi trust assets are recorded in the “Investments and long-term receivables” line item, and floating-rate and fixed-rate debt are recorded in the “Short-term debt” and “Long-term debt” line items on our consolidated balance sheet. See Note 12—Derivatives and Financial Instruments, for information regarding where the assets and liabilities related to our commodity derivatives are recorded on our consolidated balance sheet.

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

Note 14—Pension and Postretirement Plans

The components of net periodic benefit cost for the three and six months ended June 30, 2021 and 2020, were as follows:

	Millions of Dollars
	Pension Benefits				Other Benefits
	2021		2020		2021	2020
	U.S.	Int’l.	U.S.	Int’l.
Components of Net Periodic Benefit Cost
Three Months Ended June 30
Service cost	$37	8	34	7	2	2
Interest cost	20	4	24	5	1	1
Expected return on plan assets	(41)	(14)	(42)	(12)	—	—
Recognized net actuarial loss (gain)	14	6	15	4	(1)	—
Settlements	29	—	39	—	—	—
Net periodic benefit cost*	$59	4	70	4	2	3

Six Months Ended June 30
Service cost	$74	17	67	14	3	3
Interest cost	40	9	49	11	2	3
Expected return on plan assets	(82)	(29)	(83)	(25)	—	—
Amortization of prior service credit	—	—	—	—	(1)	(1)
Recognized net actuarial loss (gain)	29	12	29	8	(1)	—
Settlements	29	—	39	—	—	—
Net periodic benefit cost*	$90	9	101	8	3	5
* Included in the “Operating expenses” and “Selling, general and administrative expenses” line items on our consolidated statement of operations.

During the six months ended June 30, 2021, we contributed $10 million to our U.S. pension and other postretirement benefit plans and $13 million to our international pension plans. We currently expect to make additional contributions of approximately $35 million to our U.S. pension and other postretirement benefit plans and $15 million to our international pension plans during the remainder of 2021.

During the six months ended June 30, 2021, our lump-sum benefit payments exceeded the sum of service and interest costs for the plan year for our U.S. qualified and non-qualified pension plans. As a result, we recognized a portion of prior actuarial losses, or pension settlement expense, of $27 million related to our U.S. qualified pension plan and $2 million related to our U.S. non-qualified pension plan. In conjunction with the recognition of pension settlement expense, the plan assets and projected benefit obligation of our U.S. qualified pension plan were remeasured as of June 30, 2021. At the remeasurement date, the net pension liability decreased by $210 million resulting in a corresponding increase to other comprehensive income for the second quarter of 2021. The decrease in the net pension liability was primarily due to an increase in the discount rate used to value the projected benefit obligation from 2.5% to 2.9% and an increase in the fair value of plan assets from December 31, 2020, to June 30, 2021.

Note 15—Accumulated Other Comprehensive Loss

Changes in the balances of each component of accumulated other comprehensive loss were as follows:

	Millions of Dollars
	Defined Benefit Plans	Foreign Currency Translation	Hedging	Accumulated Other Comprehensive Loss

December 31, 2020	$(809)	25	(5)	(789)
Other comprehensive income before reclassifications	181	4	1	186
Amounts reclassified from accumulated other comprehensive loss
Defined benefit plans*
Amortization of net actuarial loss, prior service credit and settlements	53	—	—	53
Foreign currency translation	—	—	—	—
Hedging	—	—	1	1
Net current period other comprehensive income	234	4	2	240
June 30, 2021	$(575)	29	(3)	(549)

December 31, 2019	$(656)	(131)	(1)	(788)
Other comprehensive loss before reclassifications	(223)	(195)	(8)	(426)
Amounts reclassified from accumulated other comprehensive loss
Defined benefit plans*
Amortization of net actuarial loss, prior service credit and settlements	60	—	—	60
Foreign currency translation	—	—	—	—
Hedging	—	—	1	1
Net current period other comprehensive loss	(163)	(195)	(7)	(365)
Other	—	5	—	5
June 30, 2020	$(819)	(321)	(8)	(1,148)
* Included in the computation of net periodic benefit cost. See Note 14—Pension and Postretirement Plans, for additional information.

Note 16—Related Party Transactions

Significant transactions with related parties were:

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020

Operating revenues and other income (a)	$959	353	1,729	887
Purchases (b)	3,452	1,130	5,809	3,256
Operating expenses and selling, general and administrative expenses (c)	67	55	135	106

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

Intersegment sales are at prices that we believe approximate market.

Analysis of Results by Operating Segment

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Sales and Other Operating Revenues*
Midstream
Total sales	$2,598	1,100	4,982	2,638
Intersegment eliminations	(709)	(382)	(1,336)	(877)
Total Midstream	1,889	718	3,646	1,761
Chemicals	1	1	2	2
Refining
Total sales	18,680	7,352	33,733	21,133
Intersegment eliminations	(11,517)	(4,437)	(19,973)	(12,070)
Total Refining	7,163	2,915	13,760	9,063
Marketing and Specialties
Total sales	18,504	7,493	32,102	21,742
Intersegment eliminations	(560)	(220)	(893)	(790)
Total Marketing and Specialties	17,944	7,273	31,209	20,952
Corporate and Other	5	6	12	13
Consolidated sales and other operating revenues	$27,002	10,913	48,629	31,791
* See Note 2—Sales and Other Operating Revenues, for further details on our disaggregated sales and other operating revenues.

Income (Loss) Before Income Taxes
Midstream	$312	324	388	(378)
Chemicals	623	42	777	211
Refining	(729)	(878)	(1,769)	(3,139)
Marketing and Specialties	476	286	766	799
Corporate and Other	(246)	(219)	(497)	(416)
Consolidated income (loss) before income taxes	$436	(445)	(335)	(2,923)

	Millions of Dollars
	June 30 2021	December 31 2020
Total Assets
Midstream	$15,190	15,596
Chemicals	6,454	6,183
Refining	22,437	20,404
Marketing and Specialties	8,672	7,180
Corporate and Other	4,224	5,358
Consolidated total assets	$56,977	54,721

Note 18—Income Taxes

Our effective income tax rate for the three and six months ended June 30, 2021, was 14% and 21%, respectively, compared with 85% and 15%, respectively, for the corresponding periods of 2020. The decrease in our effective tax rate for the three months ended June 30, 2021, was primarily attributable to an adjustment required in the second quarter of 2020 related to a change in methodology used to calculate the provision for income taxes based on actual results and the ability provided under the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) to carry back a 2020 net operating loss to a year with a 35% income tax rate. Also contributing to the decrease were enacted income tax rate changes and income attributable to noncontrolling interests, partially offset by state income taxes. The increase in our effective tax rate for the six months ended June 30, 2021, was primarily due to the impact of a prior-year nondeductible goodwill impairment and enacted income tax rate changes, partially offset by the ability provided under the CARES Act to carry back a 2020 net operating loss to a year with a 35% income tax rate, income attributable to noncontrolling interests and foreign operations.

The effective income tax rate for the three months ended June 30, 2021, varied from the U.S. federal statutory income tax rate of 21%, primarily due to income attributable to noncontrolling interests, foreign operations and enacted income tax rate changes.

We received a U.S. federal income tax refund of $1.1 billion in the second quarter of 2021. An income tax receivable of $657 million is included in the “Accounts and notes receivable” line item on our consolidated balance sheet as of June 30, 2021.

Note 19—Phillips 66 Partners LP

Phillips 66 Partners, headquartered in Houston, Texas, is a publicly traded MLP formed in 2013 to own, operate, develop and acquire primarily fee-based midstream assets. Phillips 66 Partners’ operations currently consist of crude oil, refined petroleum product and NGL transportation, fractionation, processing, terminaling, and storage assets.

We consolidate Phillips 66 Partners because we determined it is a VIE of which we are the primary beneficiary. As general partner of Phillips 66 Partners, we have the ability to control its financial interests, as well as the ability to direct the activities that most significantly impact its economic performance. As a result of this consolidation, the public common and perpetual convertible preferred unitholders’ ownership interests in Phillips 66 Partners are reflected as noncontrolling interests in our financial statements. In June 2021, Phillips 66 Partners repurchased 368,528 of its outstanding perpetual convertible preferred units for $24 million in cash. Upon the repurchase, these preferred units were canceled and are no longer outstanding. At June 30, 2021, we owned 170 million Phillips 66 Partners common units, representing a 74% limited partner interest in Phillips 66 Partners, while the public owned a 26% limited partner interest and 13.5 million perpetual convertible preferred units.

The most significant assets of Phillips 66 Partners that are available to settle only its obligations, along with its most significant liabilities for which its creditors do not have recourse to Phillips 66’s general credit, were:

	Millions of Dollars
	June 30 2021	December 31 2020

Equity investments*	$2,962	3,244
Net properties, plants and equipment	3,653	3,639
Short-term debt	465	465
Long-term debt	3,445	3,444
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

The terms “earnings” or “loss” as used in Management’s Discussion and Analysis refer to net income (loss) attributable to Phillips 66. The terms “results,” “before-tax income” or “before-tax loss” as used in Management’s Discussion and Analysis refer to income (loss) before income taxes.

EXECUTIVE OVERVIEW AND BUSINESS ENVIRONMENT

Phillips 66 is an energy manufacturing and logistics company with midstream, chemicals, refining, and marketing and specialties businesses. At June 30, 2021, we had total assets of $57 billion. Our common stock trades on the New York Stock Exchange under the symbol PSX.

Executive Overview
The Coronavirus Disease 2019 (COVID-19) pandemic continues to disrupt economic activities globally. Reduced demand for refined petroleum products resulted in low refining margins and decreased volumes through refineries and logistics infrastructure in 2020. Since the beginning of 2021, demand for refined petroleum products has started to recover following the administration of COVID-19 vaccines and the easing of pandemic restrictions. Consequently, refining margins have improved, as has volume throughput. However, refining profitability remains challenged. The depth and duration of the economic consequences of the COVID-19 pandemic remain uncertain and we continue to monitor our asset and investment portfolio. The consequences of the sustained disruption of economic activities by the pandemic may include additional asset impairments and portfolio rationalization in the future.

In the second quarter of 2021, we reported earnings of $296 million and generated cash from operating activities of $1.7 billion, including a U.S. federal income tax refund of $1.1 billion. We used available cash for capital expenditures and investments of $380 million, dividend payments on our common stock of $394 million, and an additional member loan to an equity affiliate of $90 million. We ended the second quarter of 2021 with $2.2 billion of cash and cash equivalents and approximately $5.7 billion of total committed capacity available under our revolving credit facilities.

Business Environment
The Midstream segment includes our Transportation and NGL businesses. Our Transportation business contains fee-based operations that are not directly exposed to commodity price risk. Our NGL business contains both fee-based operations and operations that are directly impacted by NGL prices. The Midstream segment also includes our 50% equity investment in DCP Midstream, LLC (DCP Midstream). During the second quarter of 2021, NGL prices increased significantly, compared with the second quarter of 2020, due to strong demand as economic activities gradually recovered following the administration of COVID-19 vaccines and the easing of pandemic restrictions.

The Chemicals segment consists of our 50% equity investment in Chevron Phillips Chemical Company LLC (CPChem). The chemicals and plastics industry is mainly a commodity-based industry where the margins for key products are based on supply and demand, as well as cost factors. During the second quarter of 2021, the benchmark high-density polyethylene chain margin increased significantly, compared with the second quarter of 2020. This significant increase was due to continued strong demand and tight supplies driven by the operational impacts caused by the winter storms that occurred in the Central and Gulf Coast regions in the first quarter of 2021.

Our Refining segment results are driven by several factors, including refining margins, refinery throughput, feedstock costs, product yields, turnaround activity, and other operating costs. The price of U.S. benchmark crude oil, West Texas Intermediate (WTI) at Cushing, Oklahoma, increased to an average of $66.09 per barrel during the second quarter of 2021, compared with an average of $27.80 per barrel in the second quarter of 2020. Market crack spreads are used as indicators of refining margins and measure the difference between market prices for refined petroleum products and crude oil. During the second quarter of 2021, worldwide market crack spreads were higher than the second quarter of 2020. The increases in crude oil prices and market crack spreads were mainly driven by a significant increase in demand for refined petroleum products, as economic activities gradually recovered following the administration of COVID-19 vaccines and the easing of pandemic restrictions, as well as a tightening supply. In addition, in the second quarter of 2021, renewable identification number (RIN) costs increased significantly, compared with the corresponding period of 2020.

Results for our Marketing and Specialties (M&S) segment depend largely on marketing fuel and lubricant margins, and sales volumes of our refined petroleum and other specialty products. While M&S margins are primarily driven by market factors, largely determined by the relationship between supply and demand, marketing fuel margins, in particular, are influenced by the trend in spot prices for refined petroleum products. Generally speaking, a downward trend of spot prices has a favorable impact on marketing fuel margins, while an upward trend of spot prices has an unfavorable impact on marketing fuel margins. The global disruption caused by the COVID-19 pandemic resulted in reduced demand for refined petroleum and specialty products since March 2020. Following the administration of COVID-19 vaccines in 2021 and the easing of pandemic restrictions, the global economy has begun to recover, and demand for refined petroleum and specialty products has significantly improved, compared with the second quarter of 2020.

RESULTS OF OPERATIONS

Unless otherwise indicated, discussion of results for the three and six months ended June 30, 2021, is based on a comparison with the corresponding periods of 2020.

Consolidated Results

A summary of income (loss) before income taxes by business segment with a reconciliation to net income (loss) attributable to Phillips 66 follows:

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020

Midstream	$312	324	388	(378)
Chemicals	623	42	777	211
Refining	(729)	(878)	(1,769)	(3,139)
Marketing and Specialties	476	286	766	799
Corporate and Other	(246)	(219)	(497)	(416)
Income (loss) before income taxes	436	(445)	(335)	(2,923)
Income tax expense (benefit)	62	(378)	(70)	(429)
Net income (loss)	374	(67)	(265)	(2,494)
Less: net income attributable to noncontrolling interests	78	74	93	143
Net income (loss) attributable to Phillips 66	$296	(141)	(358)	(2,637)

Our net income attributable to Phillips 66 in the second quarter of 2021 was $296 million, compared with a net loss attributable to Phillips 66 of $141 million in the second quarter of 2020. The improvement reflects increased equity earnings from affiliates in our Chemicals and M&S segments, improved realized marketing fuel margins and sales volumes and higher realized refining margins. These increases were partially offset by an increase in income taxes.

Our net loss attributable to Phillips 66 for the six months ended June 30, 2021, was $358 million, compared with $2,637 million for the six months ended June 30, 2020. The lower net loss attributable to Phillips 66 reflects a before-tax impairment of $198 million in the first quarter of 2021, compared with before-tax impairments of $3,006 million in the first quarter of 2020. Excluding these impairments, after-tax results for the six months ended June 30, 2021, decreased primarily due to a higher before-tax loss from our Refining segment and a lower income tax benefit, partially offset by higher equity earnings from our Chemicals segment.

See the “Segment Results” section for additional information on our segment performance and Note 18—Income Taxes, in the Notes to Consolidated Financial Statements, for additional information on income taxes.

Statement of Operations Analysis

Sales and other operating revenues for the second quarter and six-month period of 2021 increased 147% and 53%, respectively, and purchased crude oil and products increased 162% and 61%, respectively. These increases were mainly due to higher prices for refined petroleum products, crude oil and NGL, as well as increased volumes.

Equity in earnings of affiliates increased $673 million and $593 million in the second quarter and six-month period of 2021, respectively. The increase in both periods was primarily due to higher equity earnings from CPChem. See Chemicals segment analysis in the “Segment Results” section for additional information on CPChem.

Net gain on dispositions decreased 98% in both the second quarter and six-month period of 2021, primarily due to a before-tax gain of $84 million recognized in the second quarter of 2020 associated with a co-venturer’s acquisition of an ownership interest in the consolidated holding company that owns an interest in Gray Oak Pipeline, LLC.

Operating expenses increased 15% and 8% in the second quarter and six-month period of 2021, respectively. The increase in the second quarter of 2021 was mainly due to higher refinery turnaround and maintenance expenses and increased utility costs. The increase in the six-month period of 2021 was primarily attributable to higher utility, maintenance and repair costs driven by the winter storms that occurred in the Central and Gulf Coast regions in February 2021.

Selling, general and administrative expenses increased 16% in the six-month period of 2021, primarily due to increased employee-related expenses and higher selling expenses due to rising refined petroleum product prices and demand, as well as a benefit received from a legal settlement in the first quarter of 2020.

Impairments decreased $2,808 million in the six-month period of 2021. During the first quarter of 2021, a before-tax impairment of $198 million was related to Phillips 66 Partners LP’s investment in the Liberty Pipeline project. In the first quarter of 2020, before-tax impairments of $3,006 million were recorded for our investment in DCP Midstream and goodwill in our Refining segment. See Note 7—Impairments, and Note 13—Fair Value Measurements, in the Notes to Consolidated Financial Statements, for additional information regarding these impairments.

Interest and debt expense increased 22% and 27% in the second quarter and six-month period of 2021, respectively. The increase in both periods was primarily driven by lower capitalized interest due to the completion of capital projects and the placement of assets into service, as well as higher average debt principal balances.

We had income tax expense of $62 million and an income tax benefit of $70 million in the second quarter and six-month period of 2021, respectively, compared with an income tax benefit of $378 million and $429 million in the corresponding periods of 2020, respectively, reflecting before-tax income in the second quarter of 2021, and before-tax losses in the second quarter and six-month period of 2020 and the six-month period of 2021. See Note 18—Income Taxes, in the Notes to Consolidated Financial Statements, for information regarding our effective income tax rates.

Net income attributable to noncontrolling interests decreased 35% in the six-month period of 2021, primarily due to lower net income from Phillips 66 Partners LP (Phillips 66 Partners) resulting from the before-tax impairment of $198 million associated with its investment in the Liberty Pipeline project described above.

Segment Results

Midstream

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020

	Millions of Dollars
Income (Loss) Before Income Taxes
Transportation	$224	214	231	414
NGL and Other	79	78	114	257
DCP Midstream	9	32	43	(1,049)
Total Midstream	$312	324	388	(378)

	Thousands of Barrels Daily
Transportation Volumes
Pipelines*	3,424	2,840	3,114	3,009
Terminals	2,786	2,883	2,731	3,016
Operating Statistics
NGL fractionated**	401	170	382	184
NGL production***	406	374	381	385
* Pipelines represent the sum of volumes transported through each separately tariffed consolidated pipeline segment.
** Excludes DCP Midstream.
*** Includes 100% of DCP Midstream’s volumes.

Dollars Per Gallon
Weighted-Average NGL Price*
DCP Midstream	$0.71	0.32	0.70	0.36
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

Results from our Midstream segment decreased $12 million in the second quarter of 2021 and increased $766 million in the six-month period of 2021.

Results from our Transportation business increased $10 million in the second quarter of 2021, and decreased $183 million in the six-month period of 2021. The increase in the second quarter of 2021 was mainly driven by higher pipeline volumes resulting from improved refinery utilization rates and increased earnings from equity affiliates. These increases were partially offset by a before-tax gain of $84 million recognized in the second quarter of 2020 associated with a co-venturer’s acquisition of an ownership interest in the consolidated holding company that owns an interest in Gray Oak Pipeline, LLC. The decrease in the six-month period of 2021 was primarily attributable to a before-tax impairment of $198 million associated with Phillips 66 Partners’ decision to exit the Liberty Pipeline project.

Results from our NGL and Other business increased $1 million in the second quarter of 2021, and decreased $143 million in the six-month period of 2021. The decrease in the six-month period of 2021 was primarily due to higher operating expenses driven by the winter storms that occurred in the Gulf Coast region in February 2021, lower results from trading activities, reduced cargo margins at the Sweeny Hub, and decreased equity earnings. These decreases were partially offset by increased fractionation volumes from the startup of Fracs 2 and 3 at the Sweeny Hub in late 2020, leading to higher exported cargos.

Results from our investment in DCP Midstream decreased $23 million in the second quarter of 2021, and increased $1,092 million in the six-month period of 2021. The decrease in the second quarter of 2021 was primarily due to unfavorable impacts from DCP Midstream’s commodity price risk management activities. The increase in the six-month period of 2021 was primarily due to a $1,161 million before-tax impairment of our investment in DCP Midstream recorded in the first quarter of 2020.

See Note 7—Impairments, and Note 13—Fair Value Measurements, in the Notes to Consolidated Financial Statements, for additional information regarding impairments related to the Liberty Pipeline project and our investment in DCP Midstream.

See the “Executive Overview and Business Environment” section for information on market factors impacting this quarter’s results.

Chemicals

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020

	Millions of Dollars

Income Before Income Taxes	$623	42	777	211

	Millions of Pounds
CPChem Externally Marketed Sales Volumes*
Olefins and Polyolefins	4,778	5,378	9,348	10,491
Specialties, Aromatics and Styrenics	1,234	1,014	2,215	2,202
	6,012	6,392	11,563	12,693
* Represents 100% of CPChem’s outside sales of produced petrochemical products, as well as commission sales from equity affiliates.

Olefins and Polyolefins Capacity Utilization (percent)	102%	103	88	100

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

Results from the Chemicals segment increased $581 million and $566 million in the second quarter and six-month period of 2021, respectively. The increase in both periods was primarily driven by higher margins reflecting strong demand, and tight supplies following the winter storms that occurred in the Central and Gulf Coast regions in February 2021.

See the “Executive Overview and Business Environment” section for information on market factors impacting this quarter’s results.

Refining

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020

	Millions of Dollars
Loss Before Income Taxes
Atlantic Basin/Europe	$(110)	(227)	(263)	(864)
Gulf Coast	(264)	(365)	(517)	(1,208)
Central Corridor	(82)	(104)	(330)	(331)
West Coast	(273)	(182)	(659)	(736)
Worldwide	$(729)	(878)	(1,769)	(3,139)

	Dollars Per Barrel
Loss Before Income Taxes
Atlantic Basin/Europe	$(2.20)	(5.80)	(2.83)	(10.74)
Gulf Coast	(3.81)	(5.98)	(4.17)	(9.66)
Central Corridor	(3.49)	(5.01)	(7.64)	(7.50)
West Coast	(9.70)	(7.07)	(12.19)	(13.73)
Worldwide	(4.26)	(5.99)	(5.63)	(10.35)

Realized Refining Margins*
Atlantic Basin/Europe	$4.63	1.53	4.73	1.97
Gulf Coast	2.10	0.36	2.67	3.64
Central Corridor	6.40	5.78	6.21	10.03
West Coast	3.37	5.05	3.35	4.92
Worldwide	3.92	2.60	4.12	4.96
* See the “Non-GAAP Reconciliations” section for a reconciliation of this non-GAAP measure to the most directly comparable measure under generally accepted accounting principles in the United States (GAAP), income (loss) before income taxes per barrel.

	Thousands of Barrels Daily
	Three Months Ended June 30		Six Months Ended June 30
Operating Statistics	2021	2020	2021	2020
Refining operations*
Atlantic Basin/Europe
Crude oil capacity	537	537	537	537
Crude oil processed	513	402	476	420
Capacity utilization (percent)	96%	75	89	78
Refinery production	552	433	517	445
Gulf Coast
Crude oil capacity	784	769	784	769
Crude oil processed	687	609	620	627
Capacity utilization (percent)	88%	79	79	81
Refinery production	763	675	683	689
Central Corridor
Crude oil capacity	531	530	531	530
Crude oil processed	462	386	423	428
Capacity utilization (percent)	87%	73	80	81
Refinery production	475	396	436	442
West Coast
Crude oil capacity	364	364	364	364
Crude oil processed	286	263	278	271
Capacity utilization (percent)	79%	72	76	75
Refinery production	307	280	298	293
Worldwide
Crude oil capacity	2,216	2,200	2,216	2,200
Crude oil processed	1,948	1,660	1,797	1,746
Capacity utilization (percent)	88%	75	81	79
Refinery production	2,097	1,784	1,934	1,869
* Includes our share of equity affiliates.

The Refining segment refines crude oil and other feedstocks into petroleum products, such as gasoline, distillates and aviation fuels, at 13 refineries in the United States and Europe.

Results from our Refining segment improved by $149 million and $1,370 million, respectively, in the second quarter and six-month period of 2021. The improved results in the second quarter of 2021 were primarily attributable to increased realized refining margins and higher refinery production driven by improved market demand, partially offset by higher refinery turnaround and other operating expenses. The improved results in the six-month period reflect a $1,845 million before-tax goodwill impairment recorded in the first quarter of 2020. Excluding this impairment, results decreased in the six-month period of 2021, mainly due to lower realized refining margins, and higher utility costs primarily driven by the winter storms that occurred in the Central and Gulf Coast regions in February 2021. Realized refining margins were lower in the six-month period, as the benefit of improved market crack spreads was more than offset by higher RIN costs, lower clean product differentials and decreased secondary product margins.

Our worldwide refining crude oil capacity utilization rate was 88% and 81% in the second quarter and six-month period of 2021, respectively, compared with 75% and 79% in the second quarter and six-month period of 2020, respectively. The increase in both periods was primarily driven by improved market demand for refined petroleum products following the administration of COVID-19 vaccines and the easing of pandemic restrictions since the beginning of 2021.

See the “Executive Overview and Business Environment” section for information on market factors impacting this quarter’s results.

Marketing and Specialties

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020

	Millions of Dollars
Income Before Income Taxes
Marketing and Other	$389	255	600	726
Specialties	87	31	166	73
Total Marketing and Specialties	$476	286	766	799

	Dollars Per Barrel
Income Before Income Taxes
U.S.	$2.15	1.24	1.79	1.53
International	1.96	3.48	2.09	5.25

Realized Marketing Fuel Margins*
U.S.	$2.62	1.75	2.31	1.92
International	2.89	5.07	3.41	7.04
* See the “Non-GAAP Reconciliations” section for a reconciliation of this non-GAAP measure to the most directly comparable GAAP measure, income before income taxes per barrel.

	Dollars Per Gallon
U.S. Average Wholesale Prices*
Gasoline	$2.44	1.26	2.24	1.53
Distillates	2.28	1.17	2.14	1.47
* On third-party branded petroleum product sales, excluding excise taxes.

	Thousands of Barrels Daily
Marketing Petroleum Products Sales Volumes
Gasoline	1,176	941	1,100	1,003
Distillates	947	847	882	942
Other	18	15	18	18
Total	2,141	1,803	2,000	1,963

The M&S segment purchases for resale and markets refined petroleum products, such as gasoline, distillates and aviation fuels, mainly in the United States and Europe. In addition, this segment includes the manufacturing and marketing of specialty products, such as base oils and lubricants.

Before-tax income from the M&S segment increased $190 million in the second quarter of 2021, and decreased $33 million in the six-month period of 2021.

The increase in the second quarter of 2021 was primarily due to higher realized U.S. marketing fuel margins driven by improved demand for refined petroleum products in key markets, as well as increased equity earnings from Excel Paralubes LLC due to improved base oil margins and volumes.

The decrease in the six-month period of 2021 was primarily driven by lower realized international marketing fuel margins from rising spot prices, decreased margins from chartered marine vessels and a benefit received from a legal settlement in the first quarter of 2020. These decreases were partially offset by higher realized U.S. marketing fuel margins and sales volumes, as well as increased equity earnings from Excel Paralubes LLC due to improved base oil margins and volumes.

See the “Executive Overview and Business Environment” section for information on marketing fuel margins and other market factors impacting this quarter’s results.

Corporate and Other

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Loss Before Income Taxes
Net interest expense	$(141)	(114)	(284)	(217)
Corporate overhead and other	(105)	(105)	(213)	(199)
Total Corporate and Other	$(246)	(219)	(497)	(416)

Net interest expense consists of interest and financing expense, net of interest income and capitalized interest. Corporate overhead and other includes general and administrative expenses, technology costs, environmental costs associated with sites no longer in operation, foreign currency transaction gains and losses, and other costs not directly associated with an operating segment.

Net interest expense increased $27 million and $67 million, respectively, in the second quarter and six-month period of 2021. The increase in both periods was primarily driven by lower capitalized interest due to the completion of capital projects and the placement of assets into service, as well as higher average debt principal balances.

Corporate overhead and other remained flat in the second quarter of 2021, and increased $14 million in the six-month period of 2021. The increase in the six-month period was primarily due to higher environmental costs.

CAPITAL RESOURCES AND LIQUIDITY

Financial Indicators

	Millions of Dollars, Except as Indicated
	June 30 2021	December 31 2020

Cash and cash equivalents	$2,207	2,514
Short-term debt	2,489	987
Total debt	15,413	15,893
Total equity	20,602	21,523
Percent of total debt to capital*	43%	42
Percent of floating-rate debt to total debt	9%	12
* Capital includes total debt and total equity.

To meet our short- and long-term liquidity requirements, we use a variety of funding sources but rely primarily on cash generated from operating activities and debt financing. During the first six months of 2021, we generated $2.0 billion of cash from operations, including a U.S. federal income tax refund of $1.1 billion. We used available cash primarily for capital expenditures and investments of $711 million, dividend payments on our common stock of $788 million, repayment of $550 million of maturing debt, and an additional member loan to an equity affiliate of $245 million. During the first six months of 2021, cash and cash equivalents decreased $307 million to $2.2 billion.

Significant Sources of Capital

Operating Activities
During the first six months of 2021, cash generated by operating activities was $2,014 million, compared with $981 million for the first six months of 2020. The increase was primarily due to a U.S. federal income tax refund of $1.1 billion received in the second quarter of 2021.

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

Equity Affiliate Operating Distributions
Our operating cash flows are also impacted by distribution decisions made by our equity affiliates. During the first six months of 2021, cash from operations included distributions of $1,114 million from our equity affiliates, compared with $820 million during the same period of 2020. We cannot control the amount of future dividends from equity affiliates; therefore, future dividend payments by these equity affiliates are not assured.

Tax Refunds
We received a U.S. federal income tax refund of $1.1 billion in the second quarter of 2021.

Revolving Credit Facilities and Commercial Paper
At June 30, 2021, borrowings of $15 million were outstanding and $1 million in letters of credit had been drawn under Phillips 66 Partners’ $750 million revolving credit facility, compared with outstanding borrowings of $415 million and $1 million in letters of credit drawn under the facility at December 31, 2020. At both June 30, 2021, and December 31, 2020, no amount had been drawn under Phillips 66’s $5 billion revolving credit facility or uncommitted $5 billion commercial paper program.

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

Off-Balance Sheet Arrangements

Lease Residual Value Guarantees
Under the operating lease agreement for our headquarters facility in Houston, Texas, we have the option, at the end of the lease term in September 2025, to request to renew the lease, purchase the facility or assist the lessor in marketing it for resale. We have a residual value guarantee associated with the operating lease agreement with a maximum potential future exposure of $514 million at June 30, 2021. We also have residual value guarantees associated with railcar and airplane leases with maximum potential future exposures totaling $209 million. These leases have remaining terms of up to nine years.

Dakota Access, LLC (Dakota Access) and Energy Transfer Crude Oil Company, LLC (ETCO)
In 2020, the trial court presiding over litigation regarding the Dakota Access Pipeline ordered the U.S. Army Corps of Engineers (USACE) to prepare an Environmental Impact Statement (EIS) relating to an easement under Lake Oahe in North Dakota and later vacated the easement. Although the easement has been vacated, the USACE has indicated that it will not take action to stop pipeline operations while it proceeds with the EIS, which is expected to be completed in 2022. In May 2021, the court denied a request for an injunction to shut down the pipeline while the EIS is being prepared and in June 2021, dismissed the litigation. It is possible that the litigation could be reopened or new litigation challenging the EIS, once completed, could be filed.

Dakota Access and ETCO have guaranteed repayment of $2.5 billion aggregate principal amount of senior unsecured notes issued by a wholly owned subsidiary of Dakota Access. In addition, Phillips 66 Partners and its co-venturers in Dakota Access provided a Contingent Equity Contribution Undertaking (CECU) in conjunction with the notes offering. Under the CECU, the co-venturers may be severally required to make proportionate equity contributions to Dakota Access in certain circumstances relating to the litigation described above. At June 30, 2021, Phillips 66 Partners’ share of the maximum potential equity contributions under the CECU was approximately $631 million.

If the pipeline is required to cease operations, and should Dakota Access and ETCO not have sufficient funds to pay ongoing expenses, Phillips 66 Partners also could be required to support its share of the ongoing expenses, including scheduled interest payments on the notes of approximately $25 million annually, in addition to the potential obligations under the CECU.

See Note 10—Guarantees, in the Notes to Consolidated Financial Statements, for additional information on our guarantees.

Capital Requirements

Capital Expenditures and Investments
For information about our capital expenditures and investments, see the “Capital Spending” section below.

Debt Financing
Our total debt balance at June 30, 2021, and December 31, 2020, was $15.4 billion and $15.9 billion, respectively. Our total debt-to-capital ratio was 43% and 42% at June 30, 2021, and December 31, 2020, respectively.

In April 2021, Phillips 66 Partners repaid $50 million of its tax-exempt bonds upon maturity.

In February 2021, Phillips 66 repaid $500 million outstanding principal balance of its floating-rate senior notes due February 2021.

Joint Venture Loans
We and our co-venturer provided member loans to WRB. At June 30, 2021, our 50% share of the outstanding member loan balance, including accrued interest, was $525 million. The need for additional loans to WRB in the remainder of 2021, as well as WRB’s repayment schedule, will depend on market conditions.

Dividends
On May 12, 2021, our board of directors declared a quarterly cash dividend of $0.90 per common share. The dividend was paid on June 1, 2021, to shareholders of record as of the close of business on May 24, 2021. On July 14, 2021, our board of directors declared a quarterly cash dividend of $0.90 per common share. This dividend is payable on September 1, 2021, to shareholders of record as of the close of business on August 18, 2021.

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

	Millions of Dollars
	Six Months Ended June 30
	2021	2020
Capital Expenditures and Investments
Midstream	$241	1,238
Chemicals	—	—
Refining	370	409
Marketing and Specialties	44	111
Corporate and Other	56	104
Total Capital Expenditures and Investments	711	1,862
Less: capital spending funded by a joint venture partner*	—	61
Adjusted Capital Spending	$711	1,801

Selected Equity Affiliates**
DCP Midstream	$21	90
CPChem	151	139
WRB	106	71
	$278	300
* Included in the Midstream segment.
** Our share of joint venture’s capital spending.

Midstream
During the first six months of 2021, capital spending in our Midstream segment included:

•Construction activities on Phillips 66 Partners’ C2G Pipeline, a new 16-inch ethane pipeline that connects Phillips 66 Partners’ Clemens Caverns storage facility to petrochemical facilities in Gregory, Texas, near Corpus Christi, Texas.

•Construction activities on a new 35-mile, 12-inch hydrogen gas pipeline connecting Alliance Refinery to hydrogen gas sources.

•Contributions to Dakota Access by Phillips 66 Partners for a pipeline optimization project.

•Investment in a renewable feedstock processing plant.

•Contributions by Phillips 66 Partners to complete the South Texas Gateway Terminal development activities.

•Continued development of additional Gulf Coast fractionation capacity at the Sweeny Hub.

•Spending associated with other return, reliability, and maintenance projects in our Transportation and NGL businesses.

Chemicals
During the first six months of 2021, on a 100% basis, CPChem’s capital expenditures and investments were $301 million. The capital spending was primarily for optimization, debottlenecking and sustaining projects on existing assets. CPChem’s capital program was self-funded, and we expect CPChem to continue self-funding its capital program for the remainder of 2021.

Refining
Capital spending for the Refining segment during the first six months of 2021 was primarily for refinery upgrade projects to enhance the yield of high-value products, renewable diesel projects, improvements to the operating integrity of key processing units, and safety-related projects.

In the second quarter of 2021, we started up facilities to improve product value at the Ponca City Refinery and facilities to provide flexibility to produce renewable diesel at the San Francisco Refinery. Other major construction activities included installation of facilities to improve product value at the jointly owned Wood River Refinery.

Marketing and Specialties
Capital spending for the M&S segment during the first six months of 2021 was primarily for an investment in a retail marketing joint venture in the Central region and the development and enhancement of retail sites in Europe.

Corporate and Other
Capital spending for Corporate and Other during the first six months of 2021 was primarily for information technology and facilities.

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

Environmental
Like other companies in our industry, we are subject to numerous international, federal, state and local environmental laws and regulations. For a discussion of the most significant international and federal environmental laws and regulations to which we are subject, see the “Environmental” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2020 Annual Report on Form 10-K.

We are required to purchase RINs in the open market to satisfy the portion of our obligation under the Renewable Fuel Standard (RFS) that is not fulfilled by blending renewable fuels into the motor fuels we produce. For the six months ended June 30, 2021 and 2020, we incurred expenses of $422 million and $147 million, respectively, associated with our obligation to purchase RINs in the open market to comply with the RFS for our wholly owned refineries. These expenses are included in the “Purchased crude oil and products” line item on our consolidated statement of operations. Our jointly owned refineries also incurred expenses associated with the purchase of RINs in the open market, of which our share was $178 million and $50 million for the six months ended June 30, 2021 and 2020, respectively. These expenses are included in the “Equity in earnings of affiliates” line item on our consolidated statement of operations. The amount of these expenses and fluctuations between periods is primarily driven by the market price of RINs, refinery production and blending activities.

We occasionally receive requests for information or notices of potential liability from the EPA and state environmental agencies alleging that we are a potentially responsible party under the Federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or an equivalent state statute. On occasion, we also have been made a party to cost recovery litigation by those agencies or by private parties. These requests, notices and lawsuits assert potential liability for remediation costs at various sites that typically are not owned by us, but allegedly contain wastes attributable to our past operations. At June 30, 2021, and December 31, 2020, we had been notified of potential liability under CERCLA and comparable state laws at 25 sites within the United States.

Notwithstanding any of the foregoing, and as with other companies engaged in similar businesses, environmental costs and liabilities are inherent concerns in certain of our operations and products, and those costs and liabilities could be material. However, we currently do not expect any material adverse effect on our results of operations or financial position as a result of compliance with current environmental laws and regulations.

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

GUARANTOR FINANCIAL INFORMATION
At June 30, 2021, Phillips 66 had $10.8 billion of senior unsecured notes outstanding guaranteed by Phillips 66 Company, a direct, wholly owned operating subsidiary of Phillips 66. Phillips 66 conducts substantially all of its operations through subsidiaries, including Phillips 66 Company, and those subsidiaries generate substantially all of its operating income and cash flow. The guarantees (1) are unsecured obligations of Phillips 66 Company, (2) rank equally with all of Phillips 66 Company’s other unsecured and unsubordinated indebtedness, and (3) are full and unconditional.

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

The summarized results of operations for the six months ended June 30, 2021, and the summarized financial position at June 30, 2021, and December 31, 2020, for the Obligor Group on a combined basis were:

Summarized Combined Statement of Operations	Millions of Dollars
Six Months Ended June 30, 2021
Sales and other operating revenues	$37,273
Revenues and other income—non-guarantor subsidiaries	2,371
Purchased crude oil and products—third parties	23,836
Purchased crude oil and products—related parties	5,710
Purchased crude oil and products—non-guarantor subsidiaries	7,921
Loss before income taxes	(639)
Net loss	(494)

	Millions of Dollars
Summarized Combined Balance Sheet	June 30 2021	December 31 2020
Accounts and notes receivable—third parties	$4,109	4,060
Accounts and notes receivable—related parties	1,389	804
Due from non-guarantor subsidiaries, current	604	288
Total current assets	11,538	8,965
Investments and long-term receivables	9,536	9,229
Net properties, plants and equipment	12,823	12,815
Goodwill	1,047	1,047
Due from non-guarantor subsidiaries, noncurrent	6,148	6,173
Other assets associated with non-guarantor subsidiaries	2,737	2,870
Total noncurrent assets	34,132	34,034
Total assets	45,670	42,999

Due to non-guarantor subsidiaries, current	$3,042	2,203
Total current liabilities	12,599	7,938
Long-term debt	9,327	11,330
Due to non-guarantor subsidiaries, noncurrent	9,965	9,316
Total noncurrent liabilities	24,828	26,044
Total liabilities	37,427	33,982
Total equity	8,243	9,017
Total liabilities and equity	45,670	42,999

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

	Millions of Dollars, Except as Indicated
Realized Refining Margins	Atlantic Basin/ Europe	Gulf Coast	Central Corridor	West Coast	Worldwide

Three Months Ended June 30, 2021
Loss before income taxes	$(110)	(264)	(82)	(273)	(729)
Plus:
Taxes other than income taxes	18	25	11	22	76
Depreciation, amortization and impairments	52	77	34	57	220
Selling, general and administrative expenses	18	14	7	10	49
Operating expenses	217	299	125	281	922
Equity in losses of affiliates	2	—	65	—	67
Other segment income, net	(8)	(6)	(8)	(2)	(24)
Proportional share of refining gross margins contributed by equity affiliates	42	—	125	—	167
Realized refining margins	$231	145	277	95	748

Total processed inputs (thousands of barrels)	49,979	69,364	23,466	28,158	170,967
Adjusted total processed inputs (thousands of barrels)*	49,979	69,364	43,189	28,158	190,690

Loss before income taxes per barrel (dollars per barrel)**	$(2.20)	(3.81)	(3.49)	(9.70)	(4.26)
Realized refining margins (dollars per barrel)***	4.63	2.10	6.40	3.37	3.92

Three Months Ended June 30, 2020
Loss before income taxes	$(227)	(365)	(104)	(182)	(878)
Plus:
Taxes other than income taxes	15	25	14	22	76
Depreciation, amortization and impairments	49	75	33	63	220
Selling, general and administrative expenses	12	10	7	9	38
Operating expenses	190	277	120	216	803
Equity in (earnings) losses of affiliates	3	(1)	79	—	81
Other segment expense, net	3	—	3	1	7
Proportional share of refining gross margins contributed by equity affiliates	16	—	92	—	108
Special items:
Lower-of-cost-or-market inventory adjustments	—	—	(35)	—	(35)
Realized refining margins	$61	21	209	129	420

Total processed inputs (thousands of barrels)	39,121	61,032	20,778	25,737	146,668
Adjusted total processed inputs (thousands of barrels)*	39,121	61,032	36,067	25,737	161,957

Loss before income taxes per barrel (dollars per barrel)**	$(5.80)	(5.98)	(5.01)	(7.07)	(5.99)
Realized refining margins (dollars per barrel)***	1.53	0.36	5.78	5.05	2.60
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

	Millions of Dollars, Except as Indicated
Realized Refining Margins	Atlantic Basin/ Europe	Gulf Coast	Central Corridor	West Coast	Worldwide

Six Months Ended June 30, 2021
Loss before income taxes	$(263)	(517)	(330)	(659)	(1,769)
Plus:
Taxes other than income taxes	38	52	26	45	161
Depreciation, amortization and impairments	104	154	68	111	437
Selling, general and administrative expenses	32	24	14	21	91
Operating expenses	447	620	330	663	2,060
Equity in losses of affiliates	4	3	182	—	189
Other segment income, net	(8)	(6)	(10)	—	(24)
Proportional share of refining gross margins contributed by equity affiliates	85	—	211	—	296
Realized refining margins	$439	330	491	181	1,441

Total processed inputs (thousands of barrels)	92,805	123,924	43,220	54,075	314,024
Adjusted total processed inputs (thousands of barrels)*	92,805	123,924	78,900	54,075	349,704

Loss before income taxes per barrel (dollars per barrel)**	$(2.83)	(4.17)	(7.64)	(12.19)	(5.63)
Realized refining margins (dollars per barrel)***	4.73	2.67	6.21	3.35	4.12
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

	Millions of Dollars, Except as Indicated
	Three Months Ended June 30, 2021		Three Months Ended June 30, 2020
	U.S.	International	U.S.	International
Realized Marketing Fuel Margins
Income before income taxes	$366	48	179	68
Plus:
Taxes other than income taxes	2	1	2	2
Depreciation and amortization	5	19	3	16
Selling, general and administrative expenses	198	60	151	57
Equity in earnings of affiliates	(15)	(31)	(11)	(28)
Other operating revenues*	(110)	(10)	(71)	(4)
Other segment (income) expense, net	—	(1)	—	1
Marketing margins	446	86	253	112
Less: margin for nonfuel related sales	—	15	—	13
Realized marketing fuel margins	$446	71	253	99

Total fuel sales volumes (thousands of barrels)	170,228	24,539	144,517	19,583

Income before income taxes per barrel (dollars per barrel)	$2.15	1.96	1.24	3.48
Realized marketing fuel margins (dollars per barrel)**	2.62	2.89	1.75	5.07
* Includes other nonfuel revenues.
** Realized marketing fuel margins per barrel, as presented, are calculated using the underlying realized marketing fuel margin amounts, in dollars, divided by sales volumes, in barrels. As such, recalculated per barrel amounts using the rounded margins and barrels presented may differ from the presented per barrel amounts.

	Millions of Dollars, Except as Indicated
	Six Months Ended June 30, 2021		Six Months Ended June 30, 2020
	U.S.	International	U.S.	International
Realized Marketing Fuel Margins
Income before income taxes	$565	96	478	239
Plus:
Taxes other than income taxes	6	3	4	3
Depreciation and amortization	8	38	6	33
Selling, general and administrative expenses	363	120	278	120
Equity in earnings of affiliates	(17)	(55)	(11)	(50)
Other operating revenues*	(196)	(15)	(155)	(2)
Other segment (income) expense, net	—	(2)	—	1
Marketing margins	729	185	600	344
Less: margin for nonfuel related sales	—	28	—	23
Realized marketing fuel margins	$729	157	600	321

Total fuel sales volumes (thousands of barrels)	316,022	46,013	311,695	45,562

Income before income taxes per barrel (dollars per barrel)	$1.79	2.09	1.53	5.25
Realized marketing fuel margins (dollars per barrel)**	2.31	3.41	1.92	7.04
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
•The factors generally described in Item 1A.—Risk Factors in our 2020 Annual Report on Form 10-K.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our commodity price risk and interest rate risk at June 30, 2021, did not differ materially from the risks disclosed under Item 7A of our 2020 Annual Report on Form 10-K.

Item 4.   CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported within the time periods specified in U.S. Securities and Exchange Commission (SEC) rules and forms, and that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. As of June 30, 2021, with the participation of management, our Chairman and Chief Executive Officer and our Executive Vice President, Finance and Chief Financial Officer carried out an evaluation, pursuant to Rule 13a-15(b) of the Act, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our Chairman and Chief Executive Officer and our Executive Vice President, Finance and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of June 30, 2021.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, in the quarterly period ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not a party to any reportable litigation. Additionally, Item 103 of Regulation S-K promulgated by the SEC requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings and such proceedings involve potential monetary sanctions that we reasonably believe will be in excess of $300,000. There were no such new matters that arose during the second quarter of 2021 and there were no material developments that occurred with respect to matters previously reported. We do not currently believe that the eventual outcome of any matters reported, individually or in the aggregate, could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

See Note 11—Contingencies and Commitments, in the Notes to Consolidated Financial Statements, for additional information.

Item 1A.   RISK FACTORS

There were no material changes from the risk factors disclosed in Item 1A of our 2020 Annual Report on Form 10-K.

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
In March 2020, we announced that we had temporarily suspended our share repurchases. As of June 30, 2021, we had $2,514 million remaining on our existing share repurchase authorization, which has no expiration date. Any future share repurchases will be made at the discretion of management and will depend on various factors including our share price, results of operations, financial condition and cash required for future business plans.

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

Date: August 3, 2021