Form 10-Q
period 2021-09-30
Phillips 66
filed 2021-10-29
CIK 1534701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	001-35349

Phillips 66
(Exact name of registrant as specified in its charter)

Delaware	45-3779385
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The registrant had 438,100,273 shares of common stock, $0.01 par value, outstanding as of September 30, 2021.

PHILLIPS 66

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Consolidated Statement of Operations	Phillips 66

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
Revenues and Other Income
Sales and other operating revenues	$30,243	15,929	78,872	47,720
Equity in earnings of affiliates	982	349	2,097	871
Net gain on dispositions	9	1	11	87
Other income	238	20	304	48
Total Revenues and Other Income	31,472	16,299	81,284	48,726

Costs and Expenses
Purchased crude oil and products	27,529	14,509	72,812	42,557
Operating expenses	1,166	1,016	3,721	3,383
Selling, general and administrative expenses	424	384	1,265	1,112
Depreciation and amortization	361	352	1,081	1,037
Impairments	1,298	1,140	1,496	4,146
Taxes other than income taxes	85	106	343	377
Accretion on discounted liabilities	6	6	18	17
Interest and debt expense	151	132	440	360
Foreign currency transaction (gains) losses	4	4	(5)	10
Total Costs and Expenses	31,024	17,649	81,171	52,999
Income (loss) before income taxes	448	(1,350)	113	(4,273)
Income tax benefit	(40)	(624)	(110)	(1,053)
Net Income (Loss)	488	(726)	223	(3,220)
Less: net income attributable to noncontrolling interests	86	73	179	216
Net Income (Loss) Attributable to Phillips 66	$402	(799)	44	(3,436)

Net Income (Loss) Attributable to Phillips 66 Per Share of Common Stock (dollars)
Basic	$0.91	(1.82)	0.08	(7.83)
Diluted	0.91	(1.82)	0.08	(7.83)

Weighted-Average Common Shares Outstanding (thousands)
Basic	440,193	438,916	439,880	439,670
Diluted	440,368	438,916	440,259	439,670
See Notes to Consolidated Financial Statements.

Consolidated Statement of Comprehensive Income (Loss)	Phillips 66

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020

Net Income (Loss)	$488	(726)	223	(3,220)
Other comprehensive income (loss)
Defined benefit plans
Net actuarial gain (loss) arising during the period	—	—	210	(300)
Amortization of net actuarial loss, prior service credit and settlements	36	34	105	112
Plans sponsored by equity affiliates	4	4	33	9
Income taxes on defined benefit plans	(8)	(10)	(82)	44
Defined benefit plans, net of income taxes	32	28	266	(135)
Foreign currency translation adjustments	(74)	155	(70)	(41)
Income taxes on foreign currency translation adjustments	2	(4)	2	(3)
Foreign currency translation adjustments, net of income taxes	(72)	151	(68)	(44)
Cash flow hedges	—	2	3	(7)
Income taxes on hedging activities	—	—	(1)	2
Hedging activities, net of income taxes	—	2	2	(5)
Other Comprehensive Income (Loss), Net of Income Taxes	(40)	181	200	(184)
Comprehensive Income (Loss)	448	(545)	423	(3,404)
Less: comprehensive income attributable to noncontrolling interests	86	73	179	216
Comprehensive Income (Loss) Attributable to Phillips 66	$362	(618)	244	(3,620)
See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet	Phillips 66

	Millions of Dollars
	September 30 2021	December 31 2020
Assets
Cash and cash equivalents	$2,897	2,514
Accounts and notes receivable (net of allowances of $36 million in 2021 and $37 million in 2020)	6,527	5,688
Accounts and notes receivable—related parties	1,479	834
Inventories	4,400	3,893
Prepaid expenses and other current assets	716	347
Total Current Assets	16,019	13,276
Investments and long-term receivables	14,059	13,624
Net properties, plants and equipment	22,377	23,716
Goodwill	1,425	1,425
Intangibles	822	843
Other assets	1,705	1,837
Total Assets	$56,407	54,721

Liabilities
Accounts payable	$8,203	5,171
Accounts payable—related parties	1,012	378
Short-term debt	1,489	987
Accrued income and other taxes	1,287	1,351
Employee benefit obligations	464	573
Other accruals	1,466	1,058
Total Current Liabilities	13,921	9,518
Long-term debt	13,421	14,906
Asset retirement obligations and accrued environmental costs	680	657
Deferred income taxes	5,434	5,644
Employee benefit obligations	1,123	1,341
Other liabilities and deferred credits	1,231	1,132
Total Liabilities	35,810	33,198

Equity
Common stock (2,500,000,000 shares authorized at $0.01 par value) Issued (2021—649,872,100 shares; 2020—648,643,223 shares)
Par value	6	6
Capital in excess of par	20,488	20,383
Treasury stock (at cost: 2021 and 2020—211,771,827 shares)	(17,116)	(17,116)
Retained earnings	15,350	16,500
Accumulated other comprehensive loss	(589)	(789)
Total Stockholders’ Equity	18,139	18,984
Noncontrolling interests	2,458	2,539
Total Equity	20,597	21,523
Total Liabilities and Equity	$56,407	54,721
See Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows	Phillips 66

	Millions of Dollars
	Nine Months Ended September 30
	2021	2020
Cash Flows From Operating Activities
Net income (loss)	$223	(3,220)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	1,081	1,037
Impairments	1,496	4,146
Accretion on discounted liabilities	18	17
Deferred income taxes	(290)	2
Undistributed equity earnings	(78)	254
Net gain on dispositions	(5)	(87)
Unrealized investment gain	(224)	—
Other	289	52
Working capital adjustments
Accounts and notes receivable	(1,465)	2,684
Inventories	(495)	(1,134)
Prepaid expenses and other current assets	(369)	(40)
Accounts payable	3,723	(2,985)
Taxes and other accruals	313	746
Net Cash Provided by Operating Activities	4,217	1,472

Cash Flows From Investing Activities
Capital expenditures and investments	(1,263)	(2,414)
Return of investments in equity affiliates	236	139
Proceeds from asset dispositions	26	3
Advances/loans—related parties	(310)	(251)
Collection of advances/loans—related parties	1	44
Other	(5)	(87)
Net Cash Used in Investing Activities	(1,315)	(2,566)

Cash Flows From Financing Activities
Issuance of debt	450	3,305
Repayment of debt	(1,485)	(546)
Issuance of common stock	24	6
Repurchase of common stock	—	(443)
Dividends paid on common stock	(1,182)	(1,182)
Distributions to noncontrolling interests	(239)	(201)
Repurchase of noncontrolling interests	(24)	—
Other	(36)	(20)
Net Cash Provided by (Used in) Financing Activities	(2,492)	919

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(27)	23

Net Change in Cash and Cash Equivalents	383	(152)
Cash and cash equivalents at beginning of period	2,514	1,614
Cash and Cash Equivalents at End of Period	$2,897	1,462
See Notes to Consolidated Financial Statements.

Consolidated Statement of Changes in Equity	Phillips 66

	Millions of Dollars
	Three Months Ended September 30
	Attributable to Phillips 66
	Common Stock
	Par Value	Capital in Excess of Par	Treasury Stock	Retained Earnings	Accum. Other Comprehensive Loss	Noncontrolling Interests	Total

June 30, 2021	$6	20,463	(17,116)	15,345	(549)	2,453	20,602
Net income	—	—	—	402	—	86	488
Other comprehensive loss	—	—	—	—	(40)	—	(40)
Dividends paid on common stock ($0.90 per share)	—	—	—	(394)	—	—	(394)
Benefit plan activity	—	25	—	(3)	—	—	22
Distributions to noncontrolling interests	—	—	—	—	—	(81)	(81)
September 30, 2021	$6	20,488	(17,116)	15,350	(589)	2,458	20,597

June 30, 2020	$6	20,342	(17,116)	18,631	(1,148)	2,580	23,295
Net income (loss)	—	—	—	(799)	—	73	(726)
Other comprehensive income	—	—	—	—	181	—	181
Dividends paid on common stock ($0.90 per share)	—	—	—	(393)	—	—	(393)
Benefit plan activity	—	21	—	(3)	—	—	18
Net distributions to noncontrolling interests	—	—	—	—	—	(70)	(70)
September 30, 2020	$6	20,363	(17,116)	17,436	(967)	2,583	22,305

	Shares
	Three Months Ended September 30
	Common Stock Issued	Treasury Stock

June 30, 2021	649,761,235	211,771,827
Repurchase of common stock	—	—
Shares issued—share-based compensation	110,865	—
September 30, 2021	649,872,100	211,771,827

June 30, 2020	648,468,487	211,771,827
Repurchase of common stock	—	—
Shares issued—share-based compensation	103,525	—
September 30, 2020	648,572,012	211,771,827
See Notes to Consolidated Financial Statements.

Consolidated Statement of Changes in Equity	Phillips 66

	Millions of Dollars
	Nine Months Ended September 30
	Attributable to Phillips 66
	Common Stock
	Par Value	Capital in Excess of Par	Treasury Stock	Retained Earnings	Accum. Other Comprehensive Loss	Noncontrolling Interests	Total

December 31, 2020	$6	20,383	(17,116)	16,500	(789)	2,539	21,523
Net income	—	—	—	44	—	179	223
Other comprehensive income	—	—	—	—	200	—	200
Dividends paid on common stock ($2.70 per share)	—	—	—	(1,182)	—	—	(1,182)
Benefit plan activity	—	105	—	(10)	—	—	95
Distributions to noncontrolling interests	—	—	—	—	—	(239)	(239)
Repurchase of noncontrolling interests	—	—	—	(2)	—	(21)	(23)
September 30, 2021	$6	20,488	(17,116)	15,350	(589)	2,458	20,597

December 31, 2019	$6	20,301	(16,673)	22,064	(788)	2,259	27,169
Net income (loss)	—	—	—	(3,436)	—	216	(3,220)
Other comprehensive loss	—	—	—	—	(184)	—	(184)
Dividends paid on common stock ($2.70 per share)	—	—	—	(1,182)	—	—	(1,182)
Repurchase of common stock	—	—	(443)	—	—	—	(443)
Benefit plan activity	—	62	—	(8)	—	—	54
Transfer of equity interest	—	—	—	—	—	305	305
Net distributions to noncontrolling interests	—	—	—	—	—	(197)	(197)
Other	—	—	—	(2)	5	—	3
September 30, 2020	$6	20,363	(17,116)	17,436	(967)	2,583	22,305

	Shares
	Nine Months Ended September 30
	Common Stock Issued	Treasury Stock

December 31, 2020	648,643,223	211,771,827
Repurchase of common stock	—	—
Shares issued—share-based compensation	1,228,877	—
September 30, 2021	649,872,100	211,771,827

December 31, 2019	647,416,633	206,390,806
Repurchase of common stock	—	5,381,021
Shares issued—share-based compensation	1,155,379	—
September 30, 2020	648,572,012	211,771,827
See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements	Phillips 66

Note 1—Interim Financial Information

The unaudited interim financial information presented in the financial statements included in this report is prepared in accordance with generally accepted accounting principles in the United States (GAAP) and includes all known accruals and adjustments necessary, in the opinion of management, for a fair presentation of the consolidated financial position of Phillips 66 and its results of operations and cash flows for the periods presented. Unless otherwise specified, all such adjustments are of a normal and recurring nature. Certain notes and other information have been condensed or omitted from the interim financial statements included in this report. Therefore, these interim financial statements should be read in conjunction with the consolidated financial statements and notes included in our 2020 Annual Report on Form 10-K. The results of operations for the three and nine months ended September 30, 2021, are not necessarily indicative of the results expected for the full year.

Note 2—Sales and Other Operating Revenues

Disaggregated Revenues
The following tables present our disaggregated sales and other operating revenues:

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
Product Line and Services
Refined petroleum products	$24,838	12,573	63,057	37,431
Crude oil resales	3,091	2,198	9,484	6,565
Natural gas liquids (NGL)	2,331	966	6,048	2,645
Services and other*	(17)	192	283	1,079
Consolidated sales and other operating revenues	$30,243	15,929	78,872	47,720

Geographic Location**
United States	$24,011	12,125	61,920	36,212
United Kingdom	2,948	1,850	8,070	5,131
Germany	1,194	805	3,049	2,276
Other foreign countries	2,090	1,149	5,833	4,101
Consolidated sales and other operating revenues	$30,243	15,929	78,872	47,720
* Includes derivatives-related activities. See Note 12—Derivatives and Financial Instruments, for additional information.
** Sales and other operating revenues are attributable to countries based on the location of the operations generating the revenues.

Contract-Related Assets and Liabilities
At September 30, 2021, and December 31, 2020, receivables from contracts with customers were $6,341 million and $3,911 million, respectively. Significant noncustomer balances, such as buy/sell receivables and excise tax receivables, were excluded from these amounts.

Our contract-related assets also include payments we make to our marketing customers related to incentive programs. An incentive payment is initially recognized as an asset and subsequently amortized as a reduction to revenue over the contract term, which generally ranges from 5 to 15 years. At September 30, 2021, and December 31, 2020, our asset balances related to such payments were $435 million and $404 million, respectively.

Our contract liabilities represent advances from our customers prior to product or service delivery. At September 30, 2021, and December 31, 2020, contract liabilities were immaterial.

Remaining Performance Obligations
Most of our contracts with customers are spot contracts or term contracts with only variable consideration. We do not disclose remaining performance obligations for these contracts as the expected duration is one year or less or because the variable consideration has been allocated entirely to the unsatisfied performance obligations. We also have certain contracts in our Midstream segment that include minimum volume commitments with fixed pricing. At September 30, 2021, the remaining performance obligations related to these minimum volume commitment contracts were immaterial.

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

At September 30, 2021, and December 31, 2020, we reported $8,006 million and $6,522 million of accounts and notes receivable, net of allowances of $36 million and $37 million, respectively. Based on an aging analysis at September 30, 2021, more than 95% of our accounts receivable were outstanding less than 60 days.

We are also exposed to credit losses from off-balance sheet exposures, such as guarantees of joint venture debt and standby letters of credit. See Note 10—Guarantees, and Note 11—Contingencies and Commitments, for more information on these off-balance sheet exposures.

Note 4—Inventories

Inventories consisted of the following:

	Millions of Dollars
	September 30 2021	December 31 2020

Crude oil and petroleum products	$4,015	3,536
Materials and supplies	385	357
	$4,400	3,893

Inventories valued on the last-in, first-out (LIFO) basis totaled $3,828 million and $3,368 million at September 30, 2021, and December 31, 2020, respectively. The estimated excess of current replacement cost over LIFO cost of inventories amounted to approximately $6.1 billion and $2.7 billion at September 30, 2021, and December 31, 2020, respectively.

Certain planned reductions in inventory that are not expected to be replaced by the end of the year cause liquidations of LIFO inventory values. LIFO inventory liquidations decreased our net income by $17 million and $99 million in the three and nine months ended September 30, 2021, respectively. The impact was immaterial for the corresponding periods of 2020.

Note 5—Investments, Loans and Long-Term Receivables

Equity Investments

Dakota Access, LLC (Dakota Access) and Energy Transfer Crude Oil Company, LLC (ETCO)
In 2020, the trial court presiding over litigation regarding the Dakota Access Pipeline ordered the U.S. Army Corps of Engineers (USACE) to prepare an Environmental Impact Statement (EIS) relating to an easement under Lake Oahe in North Dakota and later vacated the easement. Although the easement has been vacated, the USACE has indicated that it will not take action to stop pipeline operations while it proceeds with the EIS, which is expected to be completed in the second half of 2022. In May 2021, the court denied a request for an injunction to shut down the pipeline while the EIS is being prepared and in June 2021, dismissed the litigation. It is possible that the litigation could be reopened or new litigation challenging the EIS, once completed, could be filed. In September 2021, Dakota Access filed a writ of certiorari, requesting the U.S. Supreme Court to review the lower court’s judgment that ordered the EIS and vacated the easement.

Dakota Access and ETCO have guaranteed repayment of $2.5 billion aggregate principal amount of senior unsecured notes issued by a wholly owned subsidiary of Dakota Access. In addition, Phillips 66 Partners LP (Phillips 66 Partners) and its co-venturers in Dakota Access provided a Contingent Equity Contribution Undertaking (CECU) in conjunction with the notes offering. Under the CECU, the co-venturers may be severally required to make proportionate equity contributions to Dakota Access in certain circumstances relating to the litigation described above. At September 30, 2021, Phillips 66 Partners’ share of the maximum potential equity contributions under the CECU was approximately $631 million.

If the pipeline is required to cease operations, and should Dakota Access and ETCO not have sufficient funds to pay ongoing expenses, Phillips 66 Partners also could be required to support its share of the ongoing expenses, including scheduled interest payments on the notes of approximately $25 million annually, in addition to the potential obligations under the CECU.

At September 30, 2021, the aggregate book value of Phillips 66 Partners’ investments in Dakota Access and ETCO was $579 million.

CF United LLC (CF United)
We hold a 50% voting interest and a 48% economic interest in CF United, a retail marketing joint venture with operations primarily on the U.S. West Coast. CF United is considered a variable interest entity (VIE) because our co-venturer has an option to require us to purchase its interest based on a fixed multiple. The put option becomes effective July 1, 2023, and expires on March 31, 2024. The put option is viewed as a variable interest as the purchase price on the exercise date may not represent the then-current fair value of CF United. We have determined that we are not the primary beneficiary because we and our co-venturer jointly direct the activities of CF United that most significantly impact economic performance. At September 30, 2021, our maximum exposure to loss was comprised of our $271 million investment in CF United, and any potential future loss resulting from the put option should the purchase price based on a fixed multiple exceed the then-current fair value of CF United.

OnCue Holdings, LLC (OnCue)
We hold a 50% interest in OnCue, a joint venture that owns and operates retail convenience stores. We fully guaranteed various debt agreements of OnCue and our co-venturer did not participate in the guarantees. This entity is considered a VIE because our debt guarantees resulted in OnCue not being exposed to all potential losses. We have determined we are not the primary beneficiary because we do not have the power to direct the activities that most significantly impact economic performance. At September 30, 2021, our maximum exposure to loss was $183 million, which represented the book value of our investment in OnCue of $113 million and guaranteed debt obligations of $70 million.

Liberty Pipeline LLC (Liberty)
In the first quarter of 2021, Phillips 66 Partners’ decision to exit the Liberty Pipeline project resulted in a $198 million before-tax impairment of its investment in Liberty. The impairment is included in the “Impairments” line item on our consolidated statement of operations for the nine months ended September 30, 2021. See Note 7—Impairments, and Note 13—Fair Value Measurements, for additional information regarding the impairment and the techniques used to determine the fair value of Phillips 66 Partners’ investment in Liberty. In April 2021, Phillips 66 Partners transferred its ownership interest in Liberty to its co-venturer for cash and certain pipeline assets with a value that approximated its book value of $46 million at March 31, 2021.

Other Investments
In September 2021, we acquired 78 million ordinary shares in NOVONIX Limited (NOVONIX), representing a 16% ownership interest, for $150 million. NOVONIX is a Brisbane, Australia-based company listed on the Australian Securities Exchange that develops and supplies materials for lithium-ion batteries. Since we do not have significant influence over the operating and financial policies of NOVONIX and the shares we own have a readily determinable fair value, our investment is recorded at fair value at the end of each reporting period. The fair value of our investment is recorded in the “Investments and long-term receivables” line item on our consolidated balance sheet, and the change in the fair value of our investment, or unrealized gain (loss), is recorded in the “Other income” line item on our consolidated statement of operations. The fair value of our investment in NOVONIX was $374 million at September 30, 2021, and the unrealized investment gain was $224 million for the three and nine months ended September 30, 2021. See Note 13—Fair Value Measurements, for additional information regarding the recurring fair value measurement of our investment in NOVONIX.

Related Party Loans
We and our co-venturer provided member loans to WRB Refining LP (WRB). At September 30, 2021, our 50% share of the outstanding member loan balance, including accrued interest, was $593 million.

Note 6—Properties, Plants and Equipment

Our gross investment in properties, plants and equipment (PP&E) and the associated accumulated depreciation and amortization (Accum. D&A) balances were as follows:

	Millions of Dollars
	September 30, 2021			December 31, 2020
	Gross PP&E	Accum. D&A	Net PP&E	Gross PP&E	Accum. D&A	Net PP&E

Midstream	$12,435	2,975	9,460	12,313	2,815	9,498
Chemicals	—	—	—	—	—	—
Refining	25,378	14,033	11,345	24,647	12,019	12,628
Marketing and Specialties	1,802	1,028	774	1,815	1,007	808
Corporate and Other	1,524	726	798	1,448	666	782
	$41,139	18,762	22,377	40,223	16,507	23,716

See Note 7—Impairments, for information regarding a PP&E impairment associated with our Alliance Refinery asset group.

Note 7—Impairments

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
Midstream	$10	204	208	1,365
Refining	1,288	911	1,288	2,756
Corporate and Other	—	25	—	25
Total impairments	$1,298	1,140	1,496	4,146

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

PP&E and Intangible Assets

Alliance Refinery
In the third quarter of 2021, we identified impairment indicators related to our Alliance Refinery as a result of damages sustained from Hurricane Ida and our reassessment of the role this refinery will play in our refining portfolio. Accordingly, we assessed the refinery asset group for impairment by performing an analysis that considered several usage scenarios, including selling or converting the asset group to an alternative use. Based on our analysis, we concluded that the carrying value of the asset group was not recoverable. As a result, we recorded a $1,298 million before-tax impairment to reduce the carrying value of net PP&E in this asset group to its fair value of approximately $200 million. $1,288 million of the impairment charge was recorded in our Refining segment and $10 million was recorded in our Midstream segment.

San Francisco Refinery
In the third quarter of 2020, we announced a plan to reconfigure our San Francisco Refinery to produce renewable fuels at the Rodeo refining facility in Rodeo, California. We assessed the San Francisco Refinery asset group for impairment and concluded that the carrying value of the asset group was not recoverable. As a result, we recorded a $1,030 million before-tax impairment to reduce the carrying value of the net PP&E and intangible assets in this asset group to its fair value of $940 million. The impairment resulted in a reduction of net PP&E totaling $1,009 million and intangible assets of $21 million. This impairment was primarily related to our Refining segment, with the exception of $120 million that was related to PP&E in our Midstream segment.

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

Outlook
The COVID-19 pandemic continues to disrupt economic activities globally. Reduced demand for refined petroleum products resulted in low refining margins and decreased volumes through refineries and logistics infrastructure in 2020. Global refined product demand has been steadily recovering through 2021 due to the easing of pandemic restrictions and the administration of COVID-19 vaccines. Consequently, refining margins have improved, as has volume throughput. The depth and duration of the economic consequences of the COVID-19 pandemic remain uncertain and we continue to monitor our asset and investment portfolio. The consequences of the sustained disruption of economic activities by the pandemic may include additional asset impairments and portfolio rationalization in the future.

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

	Three Months Ended September 30				Nine Months Ended September 30
	2021		2020		2021		2020
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Amounts Attributed to Phillips 66 Common Stockholders (millions):
Net income (loss) attributable to Phillips 66	$402	402	(799)	(799)	44	44	(3,436)	(3,436)
Income allocated to participating securities	(2)	(2)	(2)	(2)	(7)	(7)	(6)	(6)
Premium paid for the repurchase of noncontrolling interests	—	—	—	—	(2)	(2)	—	—
Net income (loss) available to common stockholders	$400	400	(801)	(801)	35	35	(3,442)	(3,442)

Weighted-average common shares outstanding (thousands):	438,067	440,193	436,783	438,916	437,783	439,880	437,492	439,670
Effect of share-based compensation	2,126	175	2,133	—	2,097	379	2,178	—
Weighted-average common shares outstanding—EPS	440,193	440,368	438,916	438,916	439,880	440,259	439,670	439,670

Earnings (Loss) Per Share of Common Stock (dollars)	$0.91	0.91	(1.82)	(1.82)	0.08	0.08	(7.83)	(7.83)

Note 9—Debt

2021 Activities

Debt Issuances and Repayments
In September 2021, Phillips 66 repaid the $500 million of outstanding borrowings under the delayed draw term loan facility due November 2023 described below under “Term Loan Facility.”

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

In February 2021, Phillips 66 repaid $500 million outstanding principal balance of its floating-rate senior notes upon maturity.

At September 30, 2021, no borrowings were outstanding and $1 million in letters of credit had been drawn under Phillips 66 Partners’ $750 million revolving credit facility, compared with outstanding borrowings of $415 million and $1 million in letters of credit drawn under the facility at December 31, 2020.

Debt Classification
At September 30, 2021, $1 billion of Phillips 66’s debt due within a year was classified as long-term debt based on its intent and ability to refinance the obligation with long-term debt.

2020 Activities

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

Note 10—Guarantees

At September 30, 2021, we were liable for certain contingent obligations under various contractual arrangements as described below. We recognize a liability for the fair value of our obligation as a guarantor for newly issued or modified guarantees. Unless the carrying amount of the liability is noted below, we have not recognized a liability either because the guarantees were issued prior to December 31, 2002, or because the fair value of the obligation is immaterial. In addition, unless otherwise stated, we are not currently performing with any significance under the guarantees and expect future performance to be either immaterial or have only a remote chance of occurrence.

Lease Residual Value Guarantees
Under the operating lease agreement for our headquarters facility in Houston, Texas, we have the option, at the end of the lease term in September 2025, to request to renew the lease, purchase the facility or assist the lessor in marketing it for resale. We have a residual value guarantee associated with the operating lease agreement with a maximum potential future exposure of $514 million at September 30, 2021. We also have residual value guarantees associated with railcar and airplane leases with maximum potential future exposures totaling $209 million. These leases have remaining terms of up to ten years.

Guarantees of Joint Venture Obligations
In March 2019, Phillips 66 Partners and its co-venturers in Dakota Access provided a CECU in conjunction with a senior unsecured notes offering. See Note 5—Investments, Loans and Long-Term Receivables, for additional information on Dakota Access and the CECU.

At September 30, 2021, we also had other guarantees outstanding primarily for our portion of certain joint venture debt, which have remaining terms of up to four years. The maximum potential future exposures under these guarantees were approximately $122 million. Payment would be required if a joint venture defaults on its obligations.

Indemnifications
Over the years, we have entered into various agreements to sell ownership interests in certain corporations, joint ventures and assets that gave rise to indemnification. Agreements associated with these sales include indemnifications for taxes, litigation, environmental liabilities, permits and licenses, employee claims, and real estate tenant defaults. The provisions of these indemnifications vary greatly. The majority of these indemnifications are related to environmental issues, which generally have indefinite terms and potentially unlimited exposure. At September 30, 2021, and December 31, 2020, the carrying amount of recorded indemnifications was $146 million and $145 million, respectively.

We amortize the indemnification liability over the relevant time period, if one exists, based on the facts and circumstances surrounding each type of indemnity. In cases where the indemnification term is indefinite, we will reverse the liability when we have information to support the reversal. Although it is reasonably possible future payments may exceed amounts recorded, due to the nature of the indemnifications, it is not possible to make a reasonable estimate of the maximum potential amount of future payments. At September 30, 2021, and December 31, 2020, environmental accruals for known contamination of $108 million and $104 million, respectively, were included in the carrying amount of the recorded indemnifications noted above. These environmental accruals were primarily included in the “Asset retirement obligations and accrued environmental costs” line item on our consolidated balance sheet. For additional information about environmental liabilities, see Note 11—Contingencies and Commitments.

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

We are currently participating in environmental assessments and cleanups at numerous federal Superfund and comparable state sites. After an assessment of environmental exposures for cleanup and other costs, we make accruals on an undiscounted basis (except those pertaining to sites acquired in a business combination, which we record on a discounted basis) for planned investigation and remediation activities for sites where it is probable future costs will be incurred and these costs can be reasonably estimated. At September 30, 2021, our total environmental accruals were $453 million, compared with $427 million at December 31, 2020. We expect to incur a substantial amount of these expenditures within the next 30 years. We have not reduced these accruals for possible insurance recoveries. In the future, we may be involved in additional environmental assessments, cleanups and proceedings.

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

At September 30, 2021, we had performance obligations secured by letters of credit and bank guarantees of $740 million related to various purchase and other commitments incident to the ordinary conduct of business.

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

	Millions of Dollars
	September 30, 2021				December 31, 2020
	Commodity Derivatives		Effect of Collateral Netting	Net Carrying Value Presented on the Balance Sheet	Commodity Derivatives		Effect of Collateral Netting	Net Carrying Value Presented on the Balance Sheet
	Assets	Liabilities			Assets	Liabilities

Assets
Prepaid expenses and other current assets	$38	(2)	(4)	32	13	—	—	13
Other assets	15	(5)	—	10	5	(4)	—	1
Liabilities
Other accruals	1,990	(2,194)	145	(59)	665	(721)	46	(10)
Other liabilities and deferred credits	4	(6)	—	(2)	—	—	—	—
Total	$2,047	(2,207)	141	(19)	683	(725)	46	4

At September 30, 2021, and December 31, 2020, there was no material cash collateral received or paid that was not offset on our consolidated balance sheet.

The realized and unrealized gains (losses) incurred from commodity derivatives, and the line items where they appear on our consolidated statement of operations, were:

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020

Sales and other operating revenues	$(214)	20	(530)	519
Other income	11	—	30	9
Purchased crude oil and products	66	(16)	(282)	301
Net gain (loss) from commodity derivative activity	$(137)	4	(782)	829

The following table summarizes our material net exposures resulting from outstanding commodity derivative contracts. These financial and physical derivative contracts are primarily used to manage price exposure on our underlying operations. The underlying exposures may be from nonderivative positions such as inventory volumes. Financial derivative contracts may also offset physical derivative contracts, such as forward purchase and sales contracts. The percentage of our derivative contract volumes expiring within the next 12 months was more than 95% at September 30, 2021, and December 31, 2020.

	Open Position Long / (Short)
	September 30 2021	December 31 2020
Commodity
Crude oil, refined petroleum products, NGL and renewable feedstocks (millions of barrels)	(32)	(13)

Interest Rate Derivative Contracts—In 2016, we entered into interest rate swaps to hedge the variability of lease payments on our headquarters facility. These monthly lease payments vary based on monthly changes in the one-month London Interbank Offered Rate (LIBOR) and changes, if any, in our credit rating. The pay-fixed, receive-floating interest rate swaps have an aggregate notional value of $650 million and ended in April 2021. These swaps were designated as cash flow hedges. We reported the mark-to-market gains or losses on our interest rate swaps designated as highly effective cash flow hedges as a component of other comprehensive income (loss), and reclassified such gains and losses into earnings (loss) in the same period during which the hedged transaction affected earnings (loss). Net realized gains and losses from settlements of the swaps were immaterial for the three and nine months ended September 30, 2021 and 2020.

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

The aggregate fair values of all derivative instruments with such credit-risk-related contingent features that were in a liability position were immaterial at September 30, 2021, and December 31, 2020.

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
•Investment in NOVONIX—Our investment in NOVONIX is measured at fair value using unadjusted quoted prices available from Australian Securities Exchange and is therefore categorized as Level 1 in the fair value hierarchy.
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

The carrying values and fair values by hierarchy of our financial assets and liabilities, either carried or disclosed at fair value, including any effects of counterparty and collateral netting, were:

	Millions of Dollars
	September 30, 2021
	Fair Value Hierarchy			Total Fair Value of Gross Assets & Liabilities	Effect of Counterparty Netting	Effect of Collateral Netting	Difference in Carrying Value and Fair Value	Net Carrying Value Presented on the Balance Sheet
	Level 1	Level 2	Level 3
Commodity Derivative Assets
Exchange-cleared instruments	$1,093	923	—	2,016	(2,001)	(4)	—	11
Physical forward contracts	—	31	—	31	—	—	—	31
Rabbi trust assets	152	—	—	152	N/A	N/A	—	152
Investment in NOVONIX	374	—	—	374	N/A	N/A	—	374
	$1,619	954	—	2,573	(2,001)	(4)	—	568

Commodity Derivative Liabilities
Exchange-cleared instruments	$1,227	919	—	2,146	(2,001)	(145)	—	—
Physical forward contracts	—	61	—	61	—	—	—	61
Floating-rate debt	—	925	—	925	N/A	N/A	—	925
Fixed-rate debt, excluding finance leases	—	15,416	—	15,416	N/A	N/A	(1,736)	13,680
	$1,227	17,321	—	18,548	(2,001)	(145)	(1,736)	14,666

	Millions of Dollars
	December 31, 2020
	Fair Value Hierarchy			Total Fair Value of Gross Assets & Liabilities	Effect of Counterparty Netting	Effect of Collateral Netting	Difference in Carrying Value and Fair Value	Net Carrying Value Presented on the Balance Sheet
	Level 1	Level 2	Level 3
Commodity Derivative Assets
Exchange-cleared instruments	$314	356	—	670	(669)	—	—	1
Physical forward contracts	—	13	—	13	—	—	—	13
Rabbi trust assets	143	—	—	143	N/A	N/A	—	143
	$457	369	—	826	(669)	—	—	157

Commodity Derivative Liabilities
Exchange-cleared instruments	$351	364	—	715	(669)	(46)	—	—
Physical forward contracts	—	10	—	10	—	—	—	10
Interest-rate derivatives	—	3	—	3	—	—	—	3
Floating-rate debt	—	1,940	—	1,940	N/A	N/A	—	1,940
Fixed-rate debt, excluding finance leases	—	15,597	—	15,597	N/A	N/A	(1,927)	13,670
	$351	17,914	—	18,265	(669)	(46)	(1,927)	15,623

The rabbi trust assets and investment in NOVONIX are recorded in the “Investments and long-term receivables” line item, and floating-rate and fixed-rate debt are recorded in the “Short-term debt” and “Long-term debt” line items on our consolidated balance sheet. See Note 12—Derivatives and Financial Instruments, for information regarding where the assets and liabilities related to our commodity derivatives are recorded on our consolidated balance sheet.

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

PP&E and Intangible Assets
In the third quarter of 2021, we remeasured the carrying value of the net PP&E of our Alliance Refinery asset group to fair value. The fair value of PP&E was determined using a combination of the income, cost and sales comparison approaches. The income approach used a discounted cash flow model that requires various observable and non-observable inputs, such as commodity prices, margins, operating rates, sales volumes, operating expenses, capital expenditures, terminal-year values and a risk-adjusted discount rate. The cost approach used assumptions for the current replacement costs of similar plant and equipment assets adjusted for estimated physical deterioration, functional obsolescence and economic obsolescence. The sales comparison approach used the value of similar properties recently sold or currently offered for sale. This valuation resulted in a Level 3 nonrecurring fair value measurement.

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

Note 14—Pension and Postretirement Plans

The components of net periodic benefit cost for the three and nine months ended September 30, 2021 and 2020, were as follows:

	Millions of Dollars
	Pension Benefits				Other Benefits
	2021		2020		2021	2020
	U.S.	Int’l.	U.S.	Int’l.
Components of Net Periodic Benefit Cost
Three Months Ended September 30
Service cost	$37	9	35	7	1	1
Interest cost	20	5	21	5	2	2
Expected return on plan assets	(39)	(15)	(38)	(12)	—	—
Amortization of prior service credit	—	—	—	—	(1)	(1)
Recognized net actuarial loss	8	7	21	4	—	—
Settlements	18	—	17	—	—	—
Net periodic benefit cost*	$44	6	56	4	2	2

Nine Months Ended September 30
Service cost	$111	26	102	21	4	4
Interest cost	60	14	70	16	4	5
Expected return on plan assets	(121)	(44)	(121)	(37)	—	—
Amortization of prior service credit	—	—	—	—	(2)	(2)
Recognized net actuarial loss (gain)	37	19	50	12	(1)	—
Settlements	47	—	56	—	—	—
Net periodic benefit cost*	$134	15	157	12	5	7
* Included in the “Operating expenses” and “Selling, general and administrative expenses” line items on our consolidated statement of operations.

During the nine months ended September 30, 2021, we contributed $37 million to our U.S. pension and other postretirement benefit plans and $20 million to our international pension plans. We currently expect to make additional contributions of approximately $16 million to our U.S. pension and other postretirement benefit plans and $8 million to our international pension plans during the remainder of 2021.

During 2021 and 2020, our lump-sum benefit payments exceeded the sum of service and interest costs for the plan year for our U.S. qualified and non-qualified pension plans. As a result, we recognized a portion of prior actuarial losses, or pension settlement expense, totaling $47 million and $56 million for the nine months ended September 30, 2021 and 2020, respectively.

Note 15—Accumulated Other Comprehensive Loss

Changes in the balances of each component of accumulated other comprehensive loss were as follows:

	Millions of Dollars
	Defined Benefit Plans	Foreign Currency Translation	Hedging	Accumulated Other Comprehensive Loss

December 31, 2020	$(809)	25	(5)	(789)
Other comprehensive income (loss) before reclassifications	184	(68)	1	117
Amounts reclassified from accumulated other comprehensive loss
Defined benefit plans*
Amortization of net actuarial loss, prior service credit and settlements	82	—	—	82
Foreign currency translation	—	—	—	—
Hedging	—	—	1	1
Net current period other comprehensive income (loss)	266	(68)	2	200
September 30, 2021	$(543)	(43)	(3)	(589)

December 31, 2019	$(656)	(131)	(1)	(788)
Other comprehensive loss before reclassifications	(221)	(44)	(8)	(273)
Amounts reclassified from accumulated other comprehensive loss
Defined benefit plans*
Amortization of net actuarial loss, prior service credit and settlements	86	—	—	86
Foreign currency translation	—	—	—	—
Hedging	—	—	3	3
Net current period other comprehensive loss	(135)	(44)	(5)	(184)
Other	—	5	—	5
September 30, 2020	$(791)	(170)	(6)	(967)
* Included in the computation of net periodic benefit cost. See Note 14—Pension and Postretirement Plans, for additional information.

Note 16—Related Party Transactions

Significant transactions with related parties were:

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020

Operating revenues and other income (a)	$1,005	450	2,734	1,337
Purchases (b)	3,980	1,612	9,789	4,868
Operating expenses and selling, general and administrative expenses (c)	80	65	215	171

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

Note 17—Segment Disclosures and Related Information

Our operating segments are:

1)Midstream—Provides crude oil and refined petroleum product transportation, terminaling and processing services, as well as natural gas and NGL transportation, storage, fractionation, processing, and marketing services, mainly in the United States. The Midstream segment includes our master limited partnership (MLP), Phillips 66 Partners, our 50% equity investment in DCP Midstream, and our investment in NOVONIX.

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

Intersegment sales are at prices that we believe approximate market.

Analysis of Results by Operating Segment

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
Sales and Other Operating Revenues*
Midstream
Total sales	$3,067	1,458	8,049	4,096
Intersegment eliminations	(802)	(446)	(2,138)	(1,323)
Total Midstream	2,265	1,012	5,911	2,773
Chemicals	1	1	3	3
Refining
Total sales	20,206	10,434	53,939	31,567
Intersegment eliminations	(12,853)	(6,286)	(32,826)	(18,356)
Total Refining	7,353	4,148	21,113	13,211
Marketing and Specialties
Total sales	21,184	11,038	53,286	32,780
Intersegment eliminations	(569)	(278)	(1,462)	(1,068)
Total Marketing and Specialties	20,615	10,760	51,824	31,712
Corporate and Other	9	8	21	21
Consolidated sales and other operating revenues	$30,243	15,929	78,872	47,720
* See Note 2—Sales and Other Operating Revenues, for further details on our disaggregated sales and other operating revenues.

Income (Loss) Before Income Taxes
Midstream	$629	146	1,017	(232)
Chemicals	631	231	1,408	442
Refining	(1,126)	(1,903)	(2,895)	(5,042)
Marketing and Specialties	545	415	1,311	1,214
Corporate and Other	(231)	(239)	(728)	(655)
Consolidated income (loss) before income taxes	$448	(1,350)	113	(4,273)

	Millions of Dollars
	September 30 2021	December 31 2020
Total Assets
Midstream	$16,063	15,596
Chemicals	6,446	6,183
Refining	20,576	20,404
Marketing and Specialties	8,782	7,180
Corporate and Other	4,540	5,358
Consolidated total assets	$56,407	54,721

Note 18—Income Taxes

Our effective income tax rate for the three and nine months ended September 30, 2021, was (9)% and (97)%, respectively, compared with 46% and 25%, respectively, for the corresponding periods of 2020. The decrease in our effective tax rate for the three and nine months ended September 30, 2021, was primarily attributable to the discrete tax treatment of the Alliance Refinery impairment. The tax consequences of the impairment were not included in our estimated annual effective rate but instead were fully reported in the third quarter of 2021.

The effective income tax rate for the three months ended September 30, 2021, varied from the U.S. federal statutory income tax rate of 21%, primarily due to the discrete tax treatment of the Alliance Refinery impairment, income attributable to noncontrolling interests, and foreign operations, partially offset by state income tax. The effective income tax rate for the nine months ended September 30, 2021, varied from the U.S. federal statutory income tax rate of 21%, primarily due to the discrete tax treatment of the Alliance Refinery impairment, income attributable to noncontrolling interests, foreign operations and enacted income tax rate changes, partially offset by state income tax.

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

We consolidate Phillips 66 Partners because we determined it is a VIE of which we are the primary beneficiary. As general partner of Phillips 66 Partners, we have the ability to control its financial interests, as well as the ability to direct the activities that most significantly impact its economic performance. As a result of this consolidation, the public common and perpetual convertible preferred unitholders’ ownership interests in Phillips 66 Partners are reflected as noncontrolling interests in our financial statements. In June 2021, Phillips 66 Partners repurchased 368,528 of its outstanding perpetual convertible preferred units for $24 million in cash. Upon the repurchase, these preferred units were canceled and are no longer outstanding. At September 30, 2021, we owned 170 million Phillips 66 Partners common units, representing a 74% limited partner interest in Phillips 66 Partners, while the public owned a 26% limited partner interest and 13.5 million perpetual convertible preferred units.

The most significant assets of Phillips 66 Partners that are available to settle only its obligations, along with its most significant liabilities for which its creditors do not have recourse to Phillips 66’s general credit, were:

	Millions of Dollars
	September 30 2021	December 31 2020

Equity investments*	$2,941	3,244
Net properties, plants and equipment	3,693	3,639
Short-term debt	450	465
Long-term debt	3,446	3,444
* Included in the “Investments and long-term receivables” line item on the Phillips 66 consolidated balance sheet.

Gray Oak Pipeline, LLC was formed to develop and construct the Gray Oak Pipeline, which transports crude oil from the Permian and Eagle Ford to Texas Gulf Coast destinations that include Corpus Christi, Texas, and the Sweeny area, including our Sweeny Refinery. Phillips 66 Partners has a consolidated holding company that owns 65% of Gray Oak Pipeline, LLC. In December 2018, a third party acquired a 35% interest in the holding company. Because the holding company’s sole asset was its ownership interest in Gray Oak Pipeline, LLC, which was considered a financial asset, and because certain restrictions were placed on the third party’s ability to transfer or sell its interest in the holding company during the construction of the Gray Oak Pipeline, the legal sale of the 35% interest did not qualify as a sale under GAAP at that time. The Gray Oak Pipeline commenced full operations in the second quarter of 2020, and the restrictions placed on the co-venturer were lifted on June 30, 2020, resulting in the recognition of the sale under GAAP. Accordingly, at June 30, 2020, the co-venturer’s 35% interest in the holding company was recharacterized from a long-term obligation to a noncontrolling interest on our consolidated balance sheet, and the premium of $84 million previously paid by the co-venturer in 2019 was recharacterized from a long-term obligation to a gain in our consolidated statement of operations. For the nine months ended September 30, 2020, the co-venturer contributed an aggregate of $64 million to the holding company to fund its portion of Gray Oak Pipeline, LLC’s cash calls. Phillips 66 Partners’ effective ownership interest in Gray Oak Pipeline, LLC is 42.25%, after considering the co-venturer’s 35% interest in the consolidated holding company.

See Note 5—Investments, Loans and Long-Term Receivables, for further discussion regarding Phillips 66 Partners’ investments in Dakota Access and ETCO, and Liberty.

Pending Merger
On October 26, 2021, we entered into a definitive merger agreement with Phillips 66 Partners to acquire all of the publicly held common units representing limited partner interests in Phillips 66 Partners not already owned by us on the closing date of the transaction. The agreement provides for an all-stock transaction in which each outstanding Phillips 66 Partners common unitholder would receive 0.50 shares of Phillips 66 common stock for each Phillips 66 Partners common unit. Phillips 66 Partners’ perpetual convertible preferred units will be converted into common units at a premium to the original issuance price prior to exchange for Phillips 66 common stock. This merger is expected to close in the first quarter of 2022, subject to customary closing conditions.

Based on the closing market prices of Phillips 66 common stock and Phillips 66 Partners common units on October 26, 2021, we currently expect to issue approximately 42 million shares of our common stock with a value of approximately $3.4 billion on the closing date of this transaction. The number of shares of common stock we will issue and the value of those shares are subject to change until the merger is closed.

Upon closing, Phillips 66 Partners will become a wholly owned subsidiary of Phillips 66 and will no longer be a publicly traded partnership. This transaction will be accounted for as an equity transaction and after the closing we will no longer reflect the ownership interest previously held by Phillips 66 Partners’ publicly held common and perpetual convertible preferred unitholders as a noncontrolling interest on our consolidated balance sheet nor will we attribute a portion of Phillips 66 Partners’ net income to these former unitholders on our consolidated statement of operations.

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

EXECUTIVE OVERVIEW AND BUSINESS ENVIRONMENT

Phillips 66 is an energy manufacturing and logistics company with midstream, chemicals, refining, and marketing and specialties businesses. At September 30, 2021, we had total assets of $56 billion. Our common stock trades on the New York Stock Exchange under the symbol PSX.

Executive Overview
The Coronavirus Disease 2019 (COVID-19) pandemic continues to disrupt economic activities globally. Reduced demand for refined petroleum products resulted in low refining margins and decreased volumes through refineries and logistics infrastructure in 2020. Global refined product demand has been steadily recovering through 2021 due to the easing of pandemic restrictions and the administration of COVID-19 vaccines. Consequently, refining margins have improved, as has volume throughput. The depth and duration of the economic consequences of the COVID-19 pandemic remain uncertain and we continue to monitor our asset and investment portfolio. The consequences of the sustained disruption of economic activities by the pandemic may include additional asset impairments and portfolio rationalization in the future.

In the third quarter of 2021, we reported earnings of $402 million and generated cash from operating activities of $2.2 billion. We used available cash to fund capital expenditures and investments of $552 million, including our strategic investment in NOVONIX Limited (NOVONIX), repay the $500 million of outstanding borrowings under our 364-day delayed draw term loan facility due November 2023, and pay dividends on our common stock of $394 million. We ended the third quarter of 2021 with $2.9 billion of cash and cash equivalents and approximately $5.7 billion of total committed capacity available under our revolving credit facilities.

In September 2021, we announced a set of company-wide greenhouse gas (GHG) emissions reduction targets that are impactful, attainable and measurable. By 2030, we expect to reduce GHG emissions intensity by 30% for Scope 1 and 2 emissions from our operations and by 15% for Scope 3 emissions from our energy products, below 2019 levels. Also in September 2021, we acquired a 16% interest in NOVONIX, a Brisbane, Australia-based company that develops and supplies materials for lithium-ion batteries. This investment reflects our commitment to building a lower-carbon business platform.

On October 26, 2021, we entered into a definitive merger agreement with Phillips 66 Partners to acquire all of the publicly held common units representing limited partner interests in Phillips 66 Partners not already owned by us on the closing date of the transaction. The agreement provides for an all-stock transaction in which each outstanding Phillips 66 Partners common unitholder would receive 0.50 shares of Phillips 66 common stock for each Phillips 66 Partners common unit. Phillips 66 Partners’ perpetual convertible preferred units will be converted into common units at a premium to the original issuance price prior to exchange for Phillips 66 common stock. This merger is expected to close in the first quarter of 2022, subject to customary closing conditions. Upon closing, Phillips 66 Partners will become a wholly owned subsidiary of Phillips 66 and will no longer be a publicly traded partnership. See Note 19—Phillips 66 Partners LP, in the Notes to Consolidated Financial Statements, for additional information on the pending merger transaction.

Business Environment
The Midstream segment includes our Transportation and NGL businesses. Our Transportation business contains fee-based operations that are not directly exposed to commodity price risk. Our NGL business contains both fee-based operations and operations that are directly impacted by NGL prices. The Midstream segment also includes our 50% equity investment in DCP Midstream, LLC (DCP Midstream). During the third quarter of 2021, NGL prices increased significantly, compared with the third quarter of 2020, due to strong demand as economic activities gradually recovered following the administration of COVID-19 vaccines and the easing of pandemic restrictions.

The Chemicals segment consists of our 50% equity investment in Chevron Phillips Chemical Company LLC (CPChem). The chemicals and plastics industry is mainly a commodity-based industry where the margins for key products are based on supply and demand, as well as cost factors. During the third quarter of 2021, the benchmark high-density polyethylene chain margin increased significantly, compared with the third quarter of 2020. This significant increase was due to continued strong demand and tight supply.

Our Refining segment results are driven by several factors, including refining margins, refinery throughput, feedstock costs, product yields, turnaround activity, and other operating costs. The price of U.S. benchmark crude oil, West Texas Intermediate (WTI) at Cushing, Oklahoma, increased to an average of $70.58 per barrel during the third quarter of 2021, compared with an average of $40.91 per barrel in the third quarter of 2020. Market crack spreads are used as indicators of refining margins and measure the difference between market prices for refined petroleum products and crude oil. During the third quarter of 2021, worldwide market crack spreads were significantly higher than the third quarter of 2020. The increases in crude oil prices and market crack spreads were mainly driven by a significant increase in demand for refined petroleum products, as economic activities gradually recovered following the administration of COVID-19 vaccines and the easing of pandemic restrictions, as well as a tightening supply. In addition, in the third quarter of 2021, renewable identification number (RIN) costs increased significantly, compared with the third quarter of 2020.

Results for our Marketing and Specialties (M&S) segment depend largely on marketing fuel and lubricant margins, and sales volumes of our refined petroleum and other specialty products. While M&S margins are primarily driven by market factors, largely determined by the relationship between supply and demand, marketing fuel margins, in particular, are influenced by the trend in spot prices for refined petroleum products. Generally speaking, a downward trend of spot prices has a favorable impact on marketing fuel margins, while an upward trend of spot prices has an unfavorable impact on marketing fuel margins. The global disruption caused by the COVID-19 pandemic resulted in reduced demand for refined petroleum and specialty products since March 2020. Following the administration of COVID-19 vaccines in 2021 and the easing of pandemic restrictions, demand for refined petroleum and specialty products in the third quarter of 2021 has improved, compared with the third quarter of 2020.

RESULTS OF OPERATIONS

Unless otherwise indicated, discussion of results for the three and nine months ended September 30, 2021, is based on a comparison with the corresponding periods of 2020.

Consolidated Results

A summary of income (loss) before income taxes by business segment with a reconciliation to net income (loss) attributable to Phillips 66 follows:

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020

Midstream	$629	146	1,017	(232)
Chemicals	631	231	1,408	442
Refining	(1,126)	(1,903)	(2,895)	(5,042)
Marketing and Specialties	545	415	1,311	1,214
Corporate and Other	(231)	(239)	(728)	(655)
Income (loss) before income taxes	448	(1,350)	113	(4,273)
Income tax benefit	(40)	(624)	(110)	(1,053)
Net income (loss)	488	(726)	223	(3,220)
Less: net income attributable to noncontrolling interests	86	73	179	216
Net income (loss) attributable to Phillips 66	$402	(799)	44	(3,436)

Our net income attributable to Phillips 66 in the third quarter of 2021 was $402 million, compared with a net loss attributable to Phillips 66 of $799 million in third quarter of 2020. The improvement was primarily due to:
•Improved realized refining margins.
•Higher equity earnings from CPChem.
•An unrealized gain on our investment in NOVONIX in our Midstream segment.

These improvements were partially offset by a lower income tax benefit and higher impairments.

Our net income attributable to Phillips 66 for the nine months ended September 30, 2021, was $44 million, compared with a net loss attributable to Phillips 66 of $3,436 million for the nine months ended September 30, 2020. The improvement was primarily driven by:
•Lower impairments.
•Improved realized refining margins.
•Increased equity earnings from CPChem.

These improvements were partially offset by a lower income tax benefit.

See the “Segment Results” section for additional information on our segment performance, and Note 5—Investments, Loans and Long-Term Receivables, Note 7—Impairments, and Note 18—Income Taxes, in the Notes to Consolidated Financial Statements, for additional information on our investment in NOVONIX, impairments and income taxes, respectively.

Statement of Operations Analysis

Sales and other operating revenues for the third quarter and nine-month period of 2021 increased 90% and 65%, respectively, and purchased crude oil and products increased 90% and 71%, respectively. These increases were mainly due to higher prices for refined petroleum products, crude oil and NGL, as well as increased volumes.

Equity in earnings of affiliates increased $633 million and $1,226 million in the third quarter and nine-month period of 2021, respectively. The increase in both periods was primarily due to higher equity earnings from CPChem mainly driven by increased margins, WRB Refining LP (WRB) resulting from improved realized refining margins and refinery production, and Excel Paralubes LLC (Excel) attributable to higher base oil margins. See Chemicals segment analysis in the “Segment Results” section for additional information on CPChem.

Net gain on dispositions decreased 87% in the nine-month period of 2021, primarily due to a before-tax gain of $84 million recognized in the second quarter of 2020 associated with a co-venturer’s acquisition of an ownership interest in the consolidated holding company that owns an interest in Gray Oak Pipeline, LLC. See Note 19—Phillips 66 Partners LP, in the Notes to Consolidated Financial Statements, for additional information regarding the gain recognition.

Other income increased $218 million and $256 million in the third quarter and nine-month period of 2021, respectively. The increase in both periods was primarily due to an unrealized gain of $224 million related to the change in fair value of our investment in NOVONIX, which we acquired in the third quarter of 2021.

Operating expenses increased 15% and 10% in the third quarter and nine-month period of 2021, respectively. The increase in the third quarter of 2021 was primarily driven by higher utility, turnaround, maintenance and repair costs. The increase in the nine-month period was mainly due to higher utility costs, and increased maintenance and repair costs primarily driven by the winter storms that occurred in the Central and Gulf Coast regions in February 2021.

Selling, general and administrative expenses increased 10% and 14% in the third quarter and nine-month period of 2021, respectively. The increase in both periods was primarily due to increased employee-related expenses, as well as higher selling expenses due to rising refined petroleum product prices and demand. The increase in the nine-month period also reflects a benefit received from a legal settlement in the first quarter of 2020.

Impairments increased $158 million in the third quarter of 2021 and decreased $2,650 million in the nine-month period of 2021. See Note 7—Impairments, in the Notes to Consolidated Financial Statements, for additional information regarding impairments.

Taxes other than income taxes decreased 20% in the third quarter of 2021, primarily driven by tax credits received from renewable diesel blending activity at our San Francisco Refinery in the third quarter of 2021.

Interest and debt expense increased 14% and 22% in the third quarter and nine-month period of 2021, respectively. The increase in both periods was primarily driven by lower capitalized interest due to the completion of capital projects and the placement of assets into service, as well as higher average debt principal balances.

Income tax benefit decreased 94% and 90% in the third quarter and nine-month period of 2021, respectively. See Note 18—Income Taxes, in the Notes to Consolidated Financial Statements, for discussion on the effective income tax rates.

Net income attributable to noncontrolling interests increased 18% in the third quarter of 2021 and decreased 17% in the nine-month period of 2021. The increase in the third quarter of 2021 was primarily due to higher net income from Phillips 66 Partners. The decrease in the nine-month period of 2021 was primarily due to lower net income from Phillips 66 Partners resulting from the before-tax impairment of $198 million associated with its investment in the Liberty Pipeline project. See Note 7—Impairments, in the Notes to Consolidated Financial Statements, for additional information regarding the impairment.

Segment Results

Midstream

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020

	Millions of Dollars
Income (Loss) Before Income Taxes
Transportation	$244	(3)	475	411
NGL and Other	354	99	468	356
DCP Midstream	31	50	74	(999)
Total Midstream	$629	146	1,017	(232)

	Thousands of Barrels Daily
Transportation Volumes
Pipelines*	3,483	3,076	3,238	3,032
Terminals	2,771	2,966	2,744	2,999
Operating Statistics
NGL fractionated**	420	217	395	195
NGL production***	398	414	387	395
* Pipelines represent the sum of volumes transported through each separately tariffed consolidated pipeline segment.
** Excludes DCP Midstream.
*** Includes 100% of DCP Midstream’s volumes.

Dollars Per Gallon
Weighted-Average NGL Price*
DCP Midstream	$0.91	0.44	0.77	0.38
* Based on index prices from the Mont Belvieu market hub, which are weighted by NGL component mix.

The Midstream segment provides crude oil and refined petroleum product transportation, terminaling and processing services, as well as natural gas and NGL transportation, storage, fractionation, processing and marketing services, mainly in the United States. This segment includes our master limited partnership (MLP), Phillips 66 Partners, our 50% equity investment in DCP Midstream, which includes the operations of DCP Midstream, LP (DCP Partners), its MLP, and our investment in NOVONIX.

Results from our Midstream segment increased $483 million and $1,249 million in the third quarter and nine-month period of 2021, respectively.

Results from our Transportation business increased $247 million and $64 million in the third quarter and nine-month period of 2021, respectively. The increase in the third quarter of 2021 reflects before-tax impairments of $204 million recorded in the third quarter of 2020 for the pipeline and terminal assets associated with the planned reconfiguration of our San Francisco Refinery into a renewable fuels plant and the cancellation of the Red Oak Pipeline project. Excluding these impairments, the increase in the third quarter of 2021 was primarily due to higher earnings from equity affiliates driven by increased volumes. The increase in the nine-month period of 2021 was primarily due to increased earnings from equity affiliates, and higher pipeline volumes and margins from our consolidated assets. Increased pipeline volumes were mainly driven by higher refinery utilization. The increase in the nine-month period of 2021 was partially offset by a before-tax gain of $84 million recognized in the second quarter of 2020 associated with a co-venturer’s acquisition of an ownership interest in the consolidated holding company that owns an interest in Gray Oak Pipeline, LLC.

Results from our NGL and Other business increased $255 million and $112 million in the third quarter and nine-month period of 2021, respectively. The increase in both periods was primarily due to an unrealized gain of $224 million related to the change in fair value of our investment in NOVONIX, which we acquired in the third quarter of 2021. The increase in the third quarter of 2021 also reflects higher fractionation volumes from the startup of Fracs 2 and 3 at the Sweeny Hub in late 2020. The increase in the nine-month period of 2021 was partially offset by trading inventory impacts and higher operating expenses due to the winter storms that occurred in the Gulf Coast region in February 2021.

Results from our investment in DCP Midstream decreased $19 million in the third quarter of 2021, and increased $1,073 million in the nine-month period of 2021. The decrease in the third quarter of 2021 was primarily due to unfavorable impacts from DCP Midstream’s commodity price risk management activities. The increase in the nine-month period of 2021 reflects a $1,161 million before-tax impairment of our investment in DCP Midstream recorded in the first quarter of 2020. Excluding the impairment, results from our investment in DCP Midstream decreased $88 million in the nine-month period of 2021, mainly driven by unfavorable impacts from DCP Midstream’s commodity price risk management activities.

See Note 7—Impairments, in the Notes to Consolidated Financial Statements, for additional information regarding impairments in our Midstream segment.

See the “Executive Overview and Business Environment” section for information on market factors impacting this quarter’s results.

Chemicals

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020

	Millions of Dollars

Income Before Income Taxes	$631	231	1,408	442

	Millions of Pounds
CPChem Externally Marketed Sales Volumes*
Olefins and Polyolefins	4,912	5,069	14,260	15,559
Specialties, Aromatics and Styrenics	1,216	1,120	3,431	3,322
	6,128	6,189	17,691	18,881
* Represents 100% of CPChem’s outside sales of produced petrochemical products, as well as commission sales from equity affiliates.

Olefins and Polyolefins Capacity Utilization (percent)	102%	94	94	98

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

Results from the Chemicals segment increased $400 million and $966 million in the third quarter and nine-month period of 2021, respectively. The increase in both periods was primarily driven by improved margins, partially offset by higher utility, turnaround, maintenance and repair costs. The increase in the third quarter of 2021 was also partially offset by a favorable lower-of-cost-or-market inventory adjustment recorded in the third quarter of 2020 attributable to petrochemical product price recovery.

See the “Executive Overview and Business Environment” section for information on market factors impacting this quarter’s results.

Refining

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020

	Millions of Dollars
Income (Loss) Before Income Taxes
Atlantic Basin/Europe	$90	(199)	(173)	(1,063)
Gulf Coast	(1,333)	(405)	(1,850)	(1,613)
Central Corridor	229	(132)	(101)	(463)
West Coast	(112)	(1,167)	(771)	(1,903)
Worldwide	$(1,126)	(1,903)	(2,895)	(5,042)

	Dollars Per Barrel
Income (Loss) Before Income Taxes
Atlantic Basin/Europe	$1.88	(4.61)	(1.23)	(8.60)
Gulf Coast	(20.82)	(7.86)	(9.84)	(9.13)
Central Corridor	8.68	(5.35)	(1.45)	(6.73)
West Coast	(3.67)	(38.12)	(9.11)	(22.59)
Worldwide	(6.67)	(12.69)	(6.00)	(11.12)

Realized Refining Margins*
Atlantic Basin/Europe	$9.27	1.65	6.28	1.86
Gulf Coast	5.75	(0.61)	3.72	2.40
Central Corridor	12.47	4.46	8.53	8.09
West Coast	7.46	2.23	4.83	3.94
Worldwide	8.57	1.78	5.68	3.91
* See the “Non-GAAP Reconciliations” section for a reconciliation of this non-GAAP measure to the most directly comparable measure under generally accepted accounting principles in the United States (GAAP), income (loss) before income taxes per barrel.

	Thousands of Barrels Daily
	Three Months Ended September 30		Nine Months Ended September 30
Operating Statistics	2021	2020	2021	2020
Refining operations*
Atlantic Basin/Europe
Crude oil capacity	537	537	537	537
Crude oil processed	487	432	479	424
Capacity utilization (percent)	91%	81	89	79
Refinery production	523	473	519	454
Gulf Coast
Crude oil capacity	784	769	784	769
Crude oil processed	623	506	621	586
Capacity utilization (percent)	80%	66	79	76
Refinery production	700	563	689	647
Central Corridor
Crude oil capacity	531	530	531	530
Crude oil processed	493	455	447	437
Capacity utilization (percent)	93%	86	84	82
Refinery production	510	469	461	451
West Coast
Crude oil capacity	364	364	364	364
Crude oil processed	302	311	286	285
Capacity utilization (percent)	83%	85	78	78
Refinery production	329	334	308	307
Worldwide
Crude oil capacity	2,216	2,200	2,216	2,200
Crude oil processed	1,905	1,704	1,833	1,732
Capacity utilization (percent)	86%	77	83	79
Refinery production	2,062	1,839	1,977	1,859
* Includes our share of equity affiliates.

The Refining segment refines crude oil and other feedstocks into petroleum products, such as gasoline, distillates and aviation fuels, at 13 refineries in the United States and Europe.

Results from our Refining segment increased $777 million and $2,147 million in the third quarter and nine-month period of 2021, respectively. The increase in the third quarter was primarily due to improved realized refining margins, partially offset by higher impairments and increased utility, turnaround, maintenance and repair costs. The increase in the nine-month period was primarily due to improved realized refining margins and lower impairments, partially offset by higher utility, maintenance and repair costs. The improved realized refining margins in both periods were mainly attributable to increased market crack spreads, partially offset by higher RIN costs, lower clean product differentials, and decreased secondary products margins.

Our worldwide refining crude oil capacity utilization rate was 86% and 83% in the third quarter and nine-month period of 2021, respectively, compared with 77% and 79% in the third quarter and nine-month period of 2020, respectively. The increase in both periods was primarily driven by improved market demand for refined petroleum products following the administration of COVID-19 vaccines and the easing of pandemic restrictions since the beginning of 2021. During the third quarter of 2021, our Alliance Refinery sustained significant impacts from Hurricane Ida and is expected to remain shut down through the fourth quarter of 2021.

See Note 7—Impairments, in the Notes to Consolidated Financial Statements, for additional information regarding impairments in our Refining segment.

See the “Executive Overview and Business Environment” section for information on market factors impacting this quarter’s results.

Marketing and Specialties

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020

	Millions of Dollars
Income Before Income Taxes
Marketing and Other	$452	365	1,052	1,091
Specialties	93	50	259	123
Total Marketing and Specialties	$545	415	1,311	1,214

	Dollars Per Barrel
Income Before Income Taxes
U.S.	$1.93	1.74	1.84	1.60
International	4.84	5.01	3.09	5.16

Realized Marketing Fuel Margins*
U.S.	$2.29	2.23	2.30	2.03
International	6.75	6.28	4.63	6.78
* See the “Non-GAAP Reconciliations” section for a reconciliation of this non-GAAP measure to the most directly comparable GAAP measure, income before income taxes per barrel.

	Dollars Per Gallon
U.S. Average Wholesale Prices*
Gasoline	$2.65	1.62	2.39	1.57
Distillates	2.48	1.41	2.25	1.45
* On third-party branded petroleum product sales, excluding excise taxes.

	Thousands of Barrels Daily
Marketing Petroleum Products Sales Volumes
Gasoline	1,189	1,080	1,130	1,029
Distillates	1,074	863	947	915
Other	17	15	18	17
Total	2,280	1,958	2,095	1,961

The M&S segment purchases for resale and markets refined petroleum products, such as gasoline, distillates and aviation fuels, mainly in the United States and Europe. In addition, this segment includes the manufacturing and marketing of specialty products, such as base oils and lubricants.

Before-tax income from the M&S segment increased $130 million and $97 million in the third quarter and nine-month period of 2021, respectively. The increase in the third quarter of 2021 was primarily due to higher realized U.S. marketing fuel margins and sales volumes, both driven by improved market demand for refined petroleum products, and increased equity earnings from Excel attributable to improved base oil margins. The increase in the nine-month period of 2021 was primarily driven by higher realized U.S. marketing fuel margins and increased equity earnings from Excel attributable to improved base oil margins. The increase in the nine-month period was partially offset by lower realized international marketing fuel margins resulting from rising spot prices, and decreased margins from chartered marine vessels.

See the “Executive Overview and Business Environment” section for information on marketing fuel margins and other market factors impacting this quarter’s results.

Corporate and Other

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
Loss Before Income Taxes
Net interest expense	$(148)	(131)	(432)	(348)
Corporate overhead and other	(83)	(108)	(296)	(307)
Total Corporate and Other	$(231)	(239)	(728)	(655)

Net interest expense consists of interest and financing expense, net of interest income and capitalized interest. Corporate overhead and other includes general and administrative expenses, technology costs, environmental costs associated with sites no longer in operation, foreign currency transaction gains and losses, and other costs not directly associated with an operating segment.

Net interest expense increased $17 million and $84 million in the third quarter and nine-month period of 2021, respectively. The increase in both periods was primarily driven by lower capitalized interest due to the completion of capital projects and the placement of assets into service, as well as higher average debt principal balances.

Corporate overhead and other decreased $25 million and $11 million in the third quarter and nine-month period of 2021, respectively. The decrease in both periods was primarily due to a property impairment charge of $25 million in the third quarter of 2020. The decrease in the nine-month period was partially offset by higher environmental costs.

CAPITAL RESOURCES AND LIQUIDITY

Financial Indicators

	Millions of Dollars, Except as Indicated
	September 30 2021	December 31 2020

Cash and cash equivalents	$2,897	2,514
Short-term debt	1,489	987
Total debt	14,910	15,893
Total equity	20,597	21,523
Percent of total debt to capital*	42%	42
Percent of floating-rate debt to total debt	6%	12
* Capital includes total debt and total equity.

To meet our short- and long-term liquidity requirements, we use a variety of funding sources but rely primarily on cash generated from operating activities and debt financing. During the first nine months of 2021, we generated $4.2 billion of cash from operations, including a U.S. federal income tax refund of $1.1 billion. We used available cash primarily for capital expenditures and investments of $1.3 billion, dividend payments on our common stock of $1.2 billion, net debt repayment of $1.0 billion, and an additional member loan to an equity affiliate of $310 million. During the first nine months of 2021, cash and cash equivalents increased $383 million to $2.9 billion.

Significant Sources of Capital

Operating Activities
During the first nine months of 2021, cash generated by operating activities was $4.2 billion, compared with $1.5 billion for the first nine months of 2020. The increase was primarily due to improved realized refining margins, a U.S. federal income tax refund of $1.1 billion received in the second quarter of 2021, and higher cash distributions from our equity affiliates.

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

Equity Affiliate Operating Distributions
Our operating cash flows are also impacted by distribution decisions made by our equity affiliates. During the first nine months of 2021, cash from operations included distributions of $2.0 billion from our equity affiliates, compared with $1.1 billion during the same period of 2020. We cannot control the amount of future dividends from equity affiliates; therefore, future dividend payments by these equity affiliates are not assured.

Tax Refunds
We received a U.S. federal income tax refund of $1.1 billion in the second quarter of 2021.

Revolving Credit Facilities and Commercial Paper
At both September 30, 2021, and December 31, 2020, no amount had been drawn under Phillips 66’s $5 billion revolving credit facility or uncommitted $5 billion commercial paper program. At September 30, 2021, no borrowings were outstanding and $1 million in letters of credit had been drawn under Phillips 66 Partners’ $750 million revolving credit facility, compared with outstanding borrowings of $415 million and $1 million in letters of credit drawn under the facility at December 31, 2020.

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

Off-Balance Sheet Arrangements

Lease Residual Value Guarantees
Under the operating lease agreement for our headquarters facility in Houston, Texas, we have the option, at the end of the lease term in September 2025, to request to renew the lease, purchase the facility or assist the lessor in marketing it for resale. We have a residual value guarantee associated with the operating lease agreement with a maximum potential future exposure of $514 million at September 30, 2021. We also have residual value guarantees associated with railcar and airplane leases with maximum potential future exposures totaling $209 million. These leases have remaining terms of up to ten years.

Dakota Access, LLC (Dakota Access) and Energy Transfer Crude Oil Company, LLC (ETCO)
In 2020, the trial court presiding over litigation regarding the Dakota Access Pipeline ordered the U.S. Army Corps of Engineers (USACE) to prepare an Environmental Impact Statement (EIS) relating to an easement under Lake Oahe in North Dakota and later vacated the easement. Although the easement has been vacated, the USACE has indicated that it will not take action to stop pipeline operations while it proceeds with the EIS, which is expected to be completed in the second half of 2022. In May 2021, the court denied a request for an injunction to shut down the pipeline while the EIS is being prepared and in June 2021, dismissed the litigation. It is possible that the litigation could be reopened or new litigation challenging the EIS, once completed, could be filed. In September 2021, Dakota Access filed a writ of certiorari, requesting the U.S. Supreme Court to review the lower court’s judgment that ordered the EIS and vacated the easement.

Dakota Access and ETCO have guaranteed repayment of $2.5 billion aggregate principal amount of senior unsecured notes issued by a wholly owned subsidiary of Dakota Access. In addition, Phillips 66 Partners and its co-venturers in Dakota Access provided a Contingent Equity Contribution Undertaking (CECU) in conjunction with the notes offering. Under the CECU, the co-venturers may be severally required to make proportionate equity contributions to Dakota Access in certain circumstances relating to the litigation described above. At September 30, 2021, Phillips 66 Partners’ share of the maximum potential equity contributions under the CECU was approximately $631 million.

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

Debt Financing
Our total debt balance at September 30, 2021, and December 31, 2020, was $14.9 billion and $15.9 billion, respectively. Our total debt-to-capital ratio was 42% at both September 30, 2021, and December 31, 2020.

In September 2021, Phillips 66 repaid the $500 million of outstanding borrowings under its 364-day delayed draw term loan facility due November 2023, and classified $1 billion of its debt due within a year to long-term debt based on its intent and ability to refinance the obligation with long-term debt.

In April 2021, Phillips 66 Partners repaid $50 million of its tax-exempt bonds upon maturity.

In February 2021, Phillips 66 repaid $500 million outstanding principal balance of its floating-rate senior notes upon maturity.

In the fourth quarter of 2021, we expect to repay approximately $500 million of debt.

Joint Venture Loans
We and our co-venturer provided member loans to WRB. At September 30, 2021, our 50% share of the outstanding member loan balance, including accrued interest, was $593 million. The need for additional loans to WRB in the remainder of 2021, as well as WRB’s repayment schedule, will depend on market conditions.

Pending Merger with Phillips 66 Partners
On October 26, 2021, we entered into a definitive merger agreement with Phillips 66 Partners to acquire all of the publicly held common units representing limited partner interests in Phillips 66 Partners not already owned by us on the closing date of the transaction. The agreement provides for an all-stock transaction in which each outstanding Phillips 66 Partners common unitholder would receive 0.50 shares of Phillips 66 common stock for each Phillips 66 Partners common unit. Phillips 66 Partners’ perpetual convertible preferred units will be converted into common units at a premium to the original issuance price prior to exchange for Phillips 66 common stock. This merger is expected to close in the first quarter of 2022, subject to customary closing conditions.

Based on the closing market prices of Phillips 66 common stock and Phillips 66 Partners common units on October 26, 2021, we currently expect to issue approximately 42 million shares of our common stock with a value of approximately $3.4 billion on the closing date of this transaction. The number of shares of common stock we will issue and the value of those shares are subject to change until the merger is closed. See Note 19—Phillips 66 Partners LP, in the Notes to Consolidated Financial Statements, for additional information on the pending merger transaction.

Dividends
On July 14, 2021, our board of directors declared a quarterly cash dividend of $0.90 per common share. The dividend was paid on September 1, 2021, to shareholders of record as of the close of business on August 18, 2021. On October 8, 2021, our board of directors declared a quarterly cash dividend of $0.92 per common share. This dividend is payable on December 1, 2021, to shareholders of record as of the close of business on November 17, 2021.

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

	Millions of Dollars
	Nine Months Ended September 30
	2021	2020
Capital Expenditures and Investments
Midstream	$569	1,556
Chemicals	—	—
Refining	528	577
Marketing and Specialties	72	139
Corporate and Other	94	142
Total Capital Expenditures and Investments	1,263	2,414
Less: capital spending funded by a joint venture partner*	—	64
Adjusted Capital Spending	$1,263	2,350

Selected Equity Affiliates**
DCP Midstream	$36	102
CPChem	239	204
WRB	167	110
	$442	416
* Included in the Midstream segment.
** Our share of joint venture’s capital spending.

Midstream
During the first nine months of 2021, capital spending in our Midstream segment included:

•Investments in NOVONIX and a renewable feedstock processing plant.

•Construction activities on Phillips 66 Partners’ C2G Pipeline, a new 16-inch ethane pipeline that connects Phillips 66 Partners’ Clemens Caverns storage facility to petrochemical facilities in Gregory, Texas, near Corpus Christi, Texas.

•Contributions to Dakota Access by Phillips 66 Partners for a pipeline optimization project.

•Continued development of additional Gulf Coast fractionation capacity at the Sweeny Hub.

•Contributions by Phillips 66 Partners to complete the South Texas Gateway Terminal development activities.

•Spending associated with other return, reliability, and maintenance projects in our Transportation and NGL businesses.

Chemicals
During the first nine months of 2021, on a 100% basis, CPChem’s capital expenditures and investments were $478 million. The capital spending was primarily for sustaining, debottlenecking and optimization projects on existing assets, as well as growth projects. CPChem’s capital program was self-funded, and we expect CPChem to continue self-funding its capital program for the remainder of 2021.

Refining
Capital spending for the Refining segment during the first nine months of 2021 was primarily for refinery upgrade projects to enhance the yield of high-value products, renewable diesel projects, improvements to the operating integrity of key processing units, and safety-related projects.

In the second quarter of 2021, we started up facilities to improve product value at our Ponca City Refinery and facilities to provide flexibility to produce renewable diesel at our San Francisco Refinery. Other major construction activities included installation of facilities to improve product value at the jointly owned Wood River Refinery.

Marketing and Specialties
Capital spending for the M&S segment during the first nine months of 2021 was primarily for an investment in a retail marketing joint venture in the Central region and the development and enhancement of retail sites in Europe.

Corporate and Other
Capital spending for Corporate and Other during the first nine months of 2021 was primarily for information technology and facilities.

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

We are required to purchase RINs in the open market to satisfy the portion of our obligation under the Renewable Fuel Standard (RFS) that is not fulfilled by blending renewable fuels into the motor fuels we produce. For the nine months ended September 30, 2021 and 2020, we incurred expenses of $584 million and $227 million, respectively, associated with our obligation to purchase RINs in the open market to comply with the RFS for our wholly owned refineries. These expenses are included in the “Purchased crude oil and products” line item on our consolidated statement of operations. Our jointly owned refineries also incurred expenses associated with the purchase of RINs in the open market, of which our share was $284 million and $88 million for the nine months ended September 30, 2021 and 2020, respectively. These expenses are included in the “Equity in earnings of affiliates” line item on our consolidated statement of operations. The amount of these expenses and fluctuations between periods is primarily driven by the market price of RINs, refinery production and blending activities.

We occasionally receive requests for information or notices of potential liability from the EPA and state environmental agencies alleging that we are a potentially responsible party under the Federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or an equivalent state statute. On occasion, we also have been made a party to cost recovery litigation by those agencies or by private parties. These requests, notices and lawsuits assert potential liability for remediation costs at various sites that typically are not owned by us, but allegedly contain wastes attributable to our past operations. At September 30, 2021, and December 31, 2020, we had been notified of potential liability under CERCLA and comparable state laws at 25 sites within the United States.

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

In September 2021, we announced a set of company-wide GHG emissions reduction targets that are impactful, attainable and measurable. By 2030, we expect to reduce GHG emissions intensity by 30% for Scope 1 and 2 emissions from our operations and by 15% for Scope 3 emissions from our energy products, below 2019 levels.

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

GUARANTOR FINANCIAL INFORMATION
At September 30, 2021, Phillips 66 had $10.8 billion of senior unsecured notes outstanding guaranteed by Phillips 66 Company, a direct, wholly owned operating subsidiary of Phillips 66. Phillips 66 conducts substantially all of its operations through subsidiaries, including Phillips 66 Company, and those subsidiaries generate substantially all of its operating income and cash flow. The guarantees (1) are unsecured obligations of Phillips 66 Company, (2) rank equally with all of Phillips 66 Company’s other unsecured and unsubordinated indebtedness, and (3) are full and unconditional.

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

The summarized results of operations for the nine months ended September 30, 2021, and the summarized financial position at September 30, 2021, and December 31, 2020, for the Obligor Group on a combined basis were:

Summarized Combined Statement of Operations	Millions of Dollars
Nine Months Ended September 30, 2021
Sales and other operating revenues	$61,089
Revenues and other income—non-guarantor subsidiaries	3,527
Purchased crude oil and products—third parties	38,250
Purchased crude oil and products—related parties	9,659
Purchased crude oil and products—non-guarantor subsidiaries	12,620
Impairments	1,288
Loss before income taxes	(677)
Net loss	(413)

	Millions of Dollars
Summarized Combined Balance Sheet	September 30 2021	December 31 2020
Accounts and notes receivable—third parties	$4,176	4,060
Accounts and notes receivable—related parties	1,420	804
Due from non-guarantor subsidiaries, current	316	288
Total current assets	10,685	8,965
Investments and long-term receivables	10,052	9,229
Net properties, plants and equipment	11,499	12,815
Goodwill	1,047	1,047
Due from non-guarantor subsidiaries, noncurrent	5,647	6,173
Other assets associated with non-guarantor subsidiaries	2,664	2,870
Total noncurrent assets	32,750	34,034
Total assets	43,435	42,999

Due to non-guarantor subsidiaries, current	$2,167	2,203
Total current liabilities	11,062	7,938
Long-term debt	9,830	11,330
Due to non-guarantor subsidiaries, noncurrent	9,533	9,316
Total noncurrent liabilities	24,408	26,044
Total liabilities	35,470	33,982
Total equity	7,965	9,017
Total liabilities and equity	43,435	42,999

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

	Millions of Dollars, Except as Indicated
Realized Refining Margins	Atlantic Basin/ Europe	Gulf Coast	Central Corridor	West Coast	Worldwide

Three Months Ended September 30, 2021
Income (loss) before income taxes	$90	(1,333)	229	(112)	(1,126)
Plus:
Taxes other than income taxes	15	13	12	4	44
Depreciation, amortization and impairments	52	1,361	34	57	1,504
Selling, general and administrative expenses	19	15	10	11	55
Operating expenses	239	312	126	266	943
Equity in (earnings) losses of affiliates	3	1	(31)	—	(27)
Other segment (income) expense, net	6	(1)	—	2	7
Proportional share of refining gross margins contributed by equity affiliates	19	—	201	—	220
Realized refining margins	$443	368	581	228	1,620

Total processed inputs (thousands of barrels)	47,792	64,016	26,373	30,558	168,739
Adjusted total processed inputs (thousands of barrels)*	47,792	64,016	46,592	30,558	188,958

Income (loss) before income taxes per barrel (dollars per barrel)**	$1.88	(20.82)	8.68	(3.67)	(6.67)
Realized refining margins (dollars per barrel)***	9.27	5.75	12.47	7.46	8.57

Three Months Ended September 30, 2020
Loss before income taxes	$(199)	(405)	(132)	(1,167)	(1,903)
Plus:
Taxes other than income taxes	14	30	11	16	71
Depreciation, amortization and impairments	50	75	33	974	1,132
Selling, general and administrative expenses	6	11	7	9	33
Operating expenses	180	258	111	235	784
Equity in losses of affiliates	2	1	118	—	121
Other segment (income) expense, net	—	(1)	(1)	1	(1)
Proportional share of refining gross margins contributed by equity affiliates	18	—	45	—	63
Realized refining margins	$71	(31)	192	68	300

Total processed inputs (thousands of barrels)	43,176	51,543	24,682	30,615	150,016
Adjusted total processed inputs (thousands of barrels)*	43,176	51,543	42,979	30,615	168,313

Loss before income taxes per barrel (dollars per barrel)**	$(4.61)	(7.86)	(5.35)	(38.12)	(12.69)
Realized refining margins (dollars per barrel)***	1.65	(0.61)	4.46	2.23	1.78
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

	Millions of Dollars, Except as Indicated
Realized Refining Margins	Atlantic Basin/ Europe	Gulf Coast	Central Corridor	West Coast	Worldwide

Nine Months Ended September 30, 2021
Loss before income taxes	$(173)	(1,850)	(101)	(771)	(2,895)
Plus:
Taxes other than income taxes	53	65	38	49	205
Depreciation, amortization and impairments	156	1,515	102	168	1,941
Selling, general and administrative expenses	51	39	24	32	146
Operating expenses	686	932	456	929	3,003
Equity in losses of affiliates	7	4	151	—	162
Other segment (income) expense, net	(2)	(7)	(10)	2	(17)
Proportional share of refining gross margins contributed by equity affiliates	104	—	412	—	516
Realized refining margins	$882	698	1,072	409	3,061

Total processed inputs (thousands of barrels)	140,597	187,940	69,593	84,633	482,763
Adjusted total processed inputs (thousands of barrels)*	140,597	187,940	125,492	84,633	538,662

Loss before income taxes per barrel (dollars per barrel)**	$(1.23)	(9.84)	(1.45)	(9.11)	(6.00)
Realized refining margins (dollars per barrel)***	6.28	3.72	8.53	4.83	5.68

Nine Months Ended September 30, 2020
Loss before income taxes	$(1,063)	(1,613)	(463)	(1,903)	(5,042)
Plus:
Taxes other than income taxes	48	92	42	69	251
Depreciation, amortization and impairments	591	891	535	1,401	3,418
Selling, general and administrative expenses	31	28	20	28	107
Operating expenses	564	1,027	367	734	2,692
Equity in (earnings) losses of affiliates	7	(1)	248	—	254
Other segment (income) expense, net	1	—	(1)	3	3
Proportional share of refining gross margins contributed by equity affiliates	50	—	250	—	300
Realized refining margins	$229	424	998	332	1,983

Total processed inputs (thousands of barrels)	123,632	176,641	68,805	84,229	453,307
Adjusted total processed inputs (thousands of barrels)*	123,632	176,641	123,337	84,229	507,839

Loss before income taxes per barrel (dollars per barrel)**	$(8.60)	(9.13)	(6.73)	(22.59)	(11.12)
Realized refining margins (dollars per barrel)***	1.86	2.40	8.09	3.94	3.91
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

	Millions of Dollars, Except as Indicated
	Three Months Ended September 30, 2021		Three Months Ended September 30, 2020
	U.S.	International	U.S.	International
Realized Marketing Fuel Margins
Income before income taxes	$354	128	271	121
Plus:
Taxes other than income taxes	2	1	—	1
Depreciation and amortization	3	18	3	18
Selling, general and administrative expenses	201	64	174	62
Equity in earnings of affiliates	(18)	(30)	(10)	(31)
Other operating (revenues) expenses*	(120)	9	(90)	(7)
Other segment (income) expense, net	—	1	—	(1)
Marketing margins	422	191	348	163
Less: margin for nonfuel related sales	—	13	—	11
Realized marketing fuel margins	$422	178	348	152

Total fuel sales volumes (thousands of barrels)	183,332	26,427	155,948	24,164

Income before income taxes per barrel (dollars per barrel)	$1.93	4.84	1.74	5.01
Realized marketing fuel margins (dollars per barrel)**	2.29	6.75	2.23	6.28
* Includes other nonfuel revenues and expenses.
** Realized marketing fuel margins per barrel, as presented, are calculated using the underlying realized marketing fuel margin amounts, in dollars, divided by sales volumes, in barrels. As such, recalculated per barrel amounts using the rounded margins and barrels presented may differ from the presented per barrel amounts.

	Millions of Dollars, Except as Indicated
	Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020
	U.S.	International	U.S.	International
Realized Marketing Fuel Margins
Income before income taxes	$919	224	749	360
Plus:
Taxes other than income taxes	8	4	4	4
Depreciation and amortization	11	56	9	51
Selling, general and administrative expenses	564	184	452	182
Equity in earnings of affiliates	(35)	(85)	(21)	(81)
Other operating revenues*	(316)	(6)	(245)	(9)
Other segment income, net	—	(1)	—	—
Marketing margins	1,151	376	948	507
Less: margin for nonfuel related sales	—	41	—	34
Realized marketing fuel margins	$1,151	335	948	473

Total fuel sales volumes (thousands of barrels)	499,354	72,440	467,643	69,726

Income before income taxes per barrel (dollars per barrel)	$1.84	3.09	1.60	5.16
Realized marketing fuel margins (dollars per barrel)**	2.30	4.63	2.03	6.78
* Includes other nonfuel revenues and expenses.
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
•Potential disruption or interruption of our operations due to accidents, weather events, civil unrest, insurrections, political events, terrorism or cyberattacks.
•Potential disruption or damage to our facilities as a result of significant storms or other destructive climate events.
•The inability to meet our sustainability goals, including reducing our emissions intensity, developing and protecting new technologies, and commercializing lower-carbon opportunities.

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
•Changes in estimates or projections used to assess fair value of intangible assets, goodwill and property and equipment and/or strategic decisions or other developments with respect to our asset portfolio that cause impairment charges.
•The timing and completion of the agreement to purchase all of the outstanding common units of Phillips 66 Partners not already owned.
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
•The factors generally described in Item 1A.—Risk Factors in our 2020 Annual Report on Form 10-K.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our commodity price risk and interest rate risk at September 30, 2021, did not differ materially from the risks disclosed under Item 7A of our 2020 Annual Report on Form 10-K.

Item 4.   CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported within the time periods specified in U.S. Securities and Exchange Commission (SEC) rules and forms, and that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. As of September 30, 2021, with the participation of management, our Chairman and Chief Executive Officer and our Executive Vice President, Finance and Chief Financial Officer carried out an evaluation, pursuant to Rule 13a-15(b) of the Act, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our Chairman and Chief Executive Officer and our Executive Vice President, Finance and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of September 30, 2021.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, in the quarterly period ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not a party to any reportable litigation. Additionally, Item 103 of Regulation S-K promulgated by the SEC requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings and such proceedings involve potential monetary sanctions that we reasonably believe will be in excess of $300,000. There were no such new matters that arose during the third quarter of 2021 and there were no material developments that occurred with respect to matters previously reported. We do not currently believe that the eventual outcome of any matters reported, individually or in the aggregate, could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
In March 2020, we announced that we had temporarily suspended our share repurchases. As of September 30, 2021, we had $2,514 million remaining on our existing share repurchase authorization, which has no expiration date. Any future share repurchases will be made at the discretion of management and will depend on various factors including our share price, results of operations, financial condition and cash required for future business plans.

Item 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.

2.1	Agreement and Plan of Merger, dated as of October 26, 2021, by and among Phillips 66, Phillips 66 Company, Phillips 66 Project Development Inc., Phoenix Sub LLC, Phillips 66 Partners LP, and Phillips 66 Partners GP LLC.	8-K	2.1	10/27/2021	001-35349

22*	List of Guarantor Subsidiaries.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32*	Certifications pursuant to 18 U.S.C. Section 1350.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Schema Document.

101.CAL*	Inline XBRL Calculation Linkbase Document.

101.LAB*	Inline XBRL Labels Linkbase Document.

101.PRE*	Inline XBRL Presentation Linkbase Document.

101.DEF*	Inline XBRL Definition Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHILLIPS 66

/s/ J. Scott Pruitt
J. Scott Pruitt Vice President and Controller (Chief Accounting and Duly Authorized Officer)

Date: October 29, 2021