Form 10-Q
period 2022-03-31
Phillips 66
filed 2022-04-29
CIK 1534701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	001-35349

Phillips 66
(Exact name of registrant as specified in its charter)

Delaware	45-3779385
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2331 CityWest Blvd., Houston, Texas 77042
(Address of principal executive offices) (Zip Code)
832-765-3010
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The registrant had 481,100,026 shares of common stock, $0.01 par value, outstanding as of March 31, 2022.

PHILLIPS 66

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Consolidated Statement of Operations	Phillips 66

	Millions of Dollars
	Three Months Ended March 31
	2022	2021
Revenues and Other Income
Sales and other operating revenues	$36,179	21,627
Equity in earnings of affiliates	685	285
Net gain on dispositions	1	—
Other income (loss)	(143)	15
Total Revenues and Other Income	36,722	21,927

Costs and Expenses
Purchased crude oil and products	33,495	20,065
Operating expenses	1,340	1,380
Selling, general and administrative expenses	433	408
Depreciation and amortization	338	356
Impairments	—	198
Taxes other than income taxes	149	139
Accretion on discounted liabilities	6	6
Interest and debt expense	135	146
Foreign currency transaction gains	(2)	—
Total Costs and Expenses	35,894	22,698
Income (loss) before income taxes	828	(771)
Income tax expense (benefit)	171	(132)
Net Income (Loss)	657	(639)
Less: net income attributable to noncontrolling interests	75	15
Net Income (Loss) Attributable to Phillips 66	$582	(654)

Net Income (Loss) Attributable to Phillips 66 Per Share of Common Stock (dollars)
Basic	$1.29	(1.49)
Diluted	1.29	(1.49)

Weighted-Average Common Shares Outstanding (thousands)
Basic	449,298	439,504
Diluted	450,011	439,504
See Notes to Consolidated Financial Statements.

Consolidated Statement of Comprehensive Income (Loss)	Phillips 66

	Millions of Dollars
	Three Months Ended March 31
	2022	2021

Net Income (Loss)	$657	(639)
Other comprehensive income (loss)
Defined benefit plans
Amortization of net actuarial loss, prior service credit and settlements	11	22
Plans sponsored by equity affiliates	5	6
Income taxes on defined benefit plans	(3)	(6)
Defined benefit plans, net of income taxes	13	22
Foreign currency translation adjustments	(82)	(15)
Income taxes on foreign currency translation adjustments	—	—
Foreign currency translation adjustments, net of income taxes	(82)	(15)
Cash flow hedges	—	2
Income taxes on hedging activities	—	—
Hedging activities, net of income taxes	—	2
Other Comprehensive Income (Loss), Net of Income Taxes	(69)	9
Comprehensive Income (Loss)	588	(630)
Less: comprehensive income attributable to noncontrolling interests	75	15
Comprehensive Income (Loss) Attributable to Phillips 66	$513	(645)
See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet	Phillips 66

	Millions of Dollars
	March 31 2022	December 31 2021
Assets
Cash and cash equivalents	$3,335	3,147
Accounts and notes receivable (net of allowances of $44 million in 2022 and 2021)	8,749	6,138
Accounts and notes receivable—related parties	1,706	1,332
Inventories	4,530	3,394
Prepaid expenses and other current assets	1,534	686
Total Current Assets	19,854	14,697
Investments and long-term receivables	14,465	14,471
Net properties, plants and equipment	22,333	22,435
Goodwill	1,484	1,484
Intangibles	819	813
Other assets	1,683	1,694
Total Assets	$60,638	55,594

Liabilities
Accounts payable	$12,047	7,629
Accounts payable—related parties	1,137	832
Short-term debt	1,474	1,489
Accrued income and other taxes	1,363	1,254
Employee benefit obligations	375	638
Other accruals	1,207	959
Total Current Liabilities	17,603	12,801
Long-term debt	12,960	12,959
Asset retirement obligations and accrued environmental costs	716	727
Deferred income taxes	5,264	5,475
Employee benefit obligations	1,049	1,055
Other liabilities and deferred credits	925	940
Total Liabilities	38,517	33,957

Equity
Common stock (2,500,000,000 shares authorized at $0.01 par value) Issued (2022—651,046,617 shares; 2021—650,026,318 shares)
Par value	7	7
Capital in excess of par	19,667	20,504
Treasury stock (at cost: 2022—169,946,591 shares; 2021—211,771,827 shares)	(13,736)	(17,116)
Retained earnings	16,391	16,216
Accumulated other comprehensive loss	(514)	(445)
Total Stockholders’ Equity	21,815	19,166
Noncontrolling interests	306	2,471
Total Equity	22,121	21,637
Total Liabilities and Equity	$60,638	55,594
See Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows	Phillips 66

	Millions of Dollars
	Three Months Ended March 31
	2022	2021
Cash Flows From Operating Activities
Net income (loss)	$657	(639)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	338	356
Impairments	—	198
Accretion on discounted liabilities	6	6
Deferred income taxes	142	(103)
Undistributed equity earnings	(100)	217
Net gain on dispositions	(1)	—
Unrealized investment loss	169	—
Other	40	138
Working capital adjustments
Accounts and notes receivable	(3,042)	(1,740)
Inventories	(1,152)	(377)
Prepaid expenses and other current assets	(849)	(283)
Accounts payable	4,809	2,779
Taxes and other accruals	119	(281)
Net Cash Provided by Operating Activities	1,136	271

Cash Flows From Investing Activities
Capital expenditures and investments	(370)	(331)
Return of investments in equity affiliates	15	58
Proceeds from asset dispositions	1	—
Advances/loans—related parties	—	(155)
Other	(74)	(39)
Net Cash Used in Investing Activities	(428)	(467)

Cash Flows From Financing Activities
Issuance of debt	—	450
Repayment of debt	(24)	(925)
Issuance of common stock	23	20
Dividends paid on common stock	(404)	(394)
Distributions to noncontrolling interests	(77)	(76)
Other	(30)	(20)
Net Cash Used in Financing Activities	(512)	(945)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(8)	(22)

Net Change in Cash and Cash Equivalents	188	(1,163)
Cash and cash equivalents at beginning of period	3,147	2,514
Cash and Cash Equivalents at End of Period	$3,335	1,351
See Notes to Consolidated Financial Statements.

Consolidated Statement of Changes in Equity	Phillips 66

	Millions of Dollars
	Three Months Ended March 31
	Attributable to Phillips 66
	Common Stock
	Par Value	Capital in Excess of Par	Treasury Stock	Retained Earnings	Accum. Other Comprehensive Loss	Noncontrolling Interests	Total

December 31, 2021	$7	20,504	(17,116)	16,216	(445)	2,471	21,637
Net income	—	—	—	582	—	75	657
Other comprehensive loss	—	—	—	—	(69)	—	(69)
Dividends paid on common stock ($0.92 per share)	—	—	—	(404)	—	—	(404)
Benefit plan activity	—	32	—	(3)	—	—	29
Distributions to noncontrolling interests	—	—	—	—	—	(77)	(77)
Acquisition of noncontrolling interest in Phillips 66 Partners LP	—	(869)	3,380	—	—	(2,163)	348
March 31, 2022	$7	19,667	(13,736)	16,391	(514)	306	22,121

December 31, 2020	$6	20,383	(17,116)	16,500	(789)	2,539	21,523
Net income (loss)	—	—	—	(654)	—	15	(639)
Other comprehensive income	—	—	—	—	9	—	9
Dividends paid on common stock ($0.90 per share)	—	—	—	(394)	—	—	(394)
Benefit plan activity	—	37	—	(3)	—	—	34
Distributions to noncontrolling interests	—	—	—	—	—	(76)	(76)
March 31, 2021	$6	20,420	(17,116)	15,449	(780)	2,478	20,457

	Shares
	Three Months Ended March 31
	Common Stock Issued	Treasury Stock

December 31, 2021	650,026,318	211,771,827
Shares issued—share-based compensation	1,020,299	—
Shares issued—acquisition of noncontrolling interest in Phillips 66 Partners LP	—	(41,825,236)
March 31, 2022	651,046,617	169,946,591

December 31, 2020	648,643,223	211,771,827
Shares issued—share-based compensation	995,658	—
March 31, 2021	649,638,881	211,771,827
See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements	Phillips 66

Note 1—Interim Financial Information

The unaudited interim financial information presented in the financial statements included in this report is prepared in accordance with generally accepted accounting principles in the United States (GAAP) and includes all known accruals and adjustments necessary, in the opinion of management, for a fair presentation of the consolidated financial position of Phillips 66 and its results of operations and cash flows for the periods presented. Unless otherwise specified, all such adjustments are of a normal and recurring nature. Certain notes and other information have been condensed or omitted from the interim financial statements included in this report. Therefore, these interim financial statements should be read in conjunction with the consolidated financial statements and notes included in our 2021 Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2022, are not necessarily indicative of the results expected for the full year.

On March 9, 2022, we completed the previously announced merger between us and Phillips 66 Partners LP (Phillips 66 Partners). See Note 18—Phillips 66 Partners LP, for additional information on the merger transaction.

Note 2—Sales and Other Operating Revenues

Disaggregated Revenues
The following tables present our disaggregated sales and other operating revenues:

	Millions of Dollars
	Three Months Ended March 31
	2022	2021
Product Line and Services
Refined petroleum products	$29,382	16,343
Crude oil resales	3,755	3,189
Natural gas liquids (NGL)	3,230	1,774
Services and other*	(188)	321
Consolidated sales and other operating revenues	$36,179	21,627

Geographic Location**
United States	$28,885	16,612
United Kingdom	3,640	2,287
Germany	1,382	817
Other foreign countries	2,272	1,911
Consolidated sales and other operating revenues	$36,179	21,627
* Includes derivatives-related activities. See Note 11—Derivatives and Financial Instruments, for additional information.
** Sales and other operating revenues are attributable to countries based on the location of the operations generating the revenues.

Contract-Related Assets and Liabilities
At March 31, 2022, and December 31, 2021, receivables from contracts with customers were $8,604 million and $6,140 million, respectively. Significant noncustomer balances, such as buy/sell receivables and excise tax receivables, were excluded from these amounts.

Our contract-related assets also include payments we make to our marketing customers related to incentive programs. An incentive payment is initially recognized as an asset and subsequently amortized as a reduction to revenue over the contract term, which generally ranges from 5 to 15 years. At March 31, 2022, and December 31, 2021, our asset balances related to such payments were $471 million and $466 million, respectively.

Our contract liabilities represent advances from our customers prior to product or service delivery. At March 31, 2022, and December 31, 2021, contract liabilities were not material.

Remaining Performance Obligations
Most of our contracts with customers are spot contracts or term contracts with only variable consideration. We do not disclose remaining performance obligations for these contracts as the expected duration is one year or less or because the variable consideration has been allocated entirely to an unsatisfied performance obligation. We also have certain contracts in our Midstream segment that include minimum volume commitments with fixed pricing. At March 31, 2022, the remaining performance obligations related to these minimum volume commitment contracts were immaterial.

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

We monitor our ongoing credit exposure through active review of counterparty balances against contract terms and due dates. Our activities include timely account reconciliations, dispute resolution and payment confirmations. We may employ collection agencies and legal counsel to pursue recovery of defaulted receivables. In addition, when events and circumstances arise that may affect certain counterparties’ abilities to fulfill their obligations, such as Coronavirus Disease 2019 (COVID-19), we enhance our credit monitoring, and we may seek collateral to support some transactions or require prepayments from higher-risk counterparties.

At March 31, 2022, and December 31, 2021, we reported $10,455 million and $7,470 million of accounts and notes receivable, respectively, net of allowances of $44 million for both periods. Based on an aging analysis at March 31, 2022, more than 95% of our accounts receivable were outstanding less than 60 days.

We are also exposed to credit losses from off-balance sheet exposures, such as guarantees of joint venture debt and standby letters of credit. See Note 9—Guarantees, and Note 10—Contingencies and Commitments, for more information on these off-balance sheet exposures.

Note 4—Inventories

Inventories consisted of the following:

	Millions of Dollars
	March 31 2022	December 31 2021

Crude oil and petroleum products	$4,152	3,024
Materials and supplies	378	370
	$4,530	3,394

Inventories valued on the last-in, first-out (LIFO) basis totaled $3,923 million and $2,792 million at March 31, 2022, and December 31, 2021, respectively. The estimated excess of current replacement cost over LIFO cost of inventories amounted to approximately $9.4 billion and $5.7 billion at March 31, 2022, and December 31, 2021, respectively.

Certain planned reductions in inventory that are not expected to be replaced by the end of the year cause liquidations of LIFO inventory values. LIFO inventory liquidations increased our net income by $40 million in the three months ended March 31, 2022 and increased our net loss by $28 million in the three months ended March 31, 2021.

Note 5—Investments, Loans and Long-Term Receivables

Equity Investments

Dakota Access, LLC (Dakota Access) and Energy Transfer Crude Oil Company, LLC (ETCO)
In 2020, the trial court presiding over litigation brought by the Standing Rock Sioux Tribe ordered the U.S. Army Corps of Engineers (USACE) to prepare an Environmental Impact Statement (EIS) addressing an easement under Lake Oahe in North Dakota. The court later vacated the easement. Although the easement is vacated, the USACE has indicated that it will not take action to stop pipeline operations while it proceeds with the EIS. In May 2021, the Standing Rock Sioux Tribe’s request for an injunction to force a shutdown of the pipeline while the EIS is being prepared was denied. In June 2021, the trial court dismissed the litigation entirely. Once the EIS is completed, new litigation or challenges to the EIS could be filed.

In September 2021, Dakota Access filed a writ of certiorari, requesting the U.S. Supreme Court to review the lower court’s decision to order the EIS and vacate the easement. In February 2022, the writ was denied, and the requirement to prepare the EIS stands. Completion of the EIS was expected in the fall of 2022, but now may be delayed as the USACE engages with the Standing Rock Sioux Tribe on their reasons for withdrawing as a cooperating agency with respect to preparation of the EIS.

Dakota Access and ETCO have guaranteed repayment of senior unsecured notes issued by a wholly owned subsidiary of Dakota Access with an aggregate principal outstanding of $2.5 billion at March 31, 2022. In addition, Phillips 66 Partners, now a wholly owned subsidiary of Phillips 66, and its co-venturers in Dakota Access provided a Contingent Equity Contribution Undertaking (CECU) in conjunction with the notes offering. Under the CECU, the co-venturers may be severally required to make proportionate equity contributions to Dakota Access if there is an unfavorable final judgment in the above-mentioned ongoing litigation. At March 31, 2022, our share of the maximum potential equity contributions under the CECU was approximately $631 million.

If the pipeline is required to cease operations, and should Dakota Access and ETCO not have sufficient funds to pay ongoing expenses, we could be required to support our share of the ongoing expenses, including scheduled interest payments on the notes of approximately $25 million annually, in addition to the potential obligations under the CECU at March 31, 2022.

At March 31, 2022, the aggregate book value of our investments in Dakota Access and ETCO was $725 million.

On April 1, 2022, Dakota Access’ wholly owned subsidiary repaid $650 million aggregate principal amount of its outstanding senior notes upon maturity. We funded our 25% share, or $163 million, with a capital contribution of $89 million in March 2022 and $74 million of distributions we elected not to receive from Dakota Access in the first quarter of 2022. As a result of the debt repayment, on April 1, 2022, our share of the maximum potential equity contributions under the CECU decreased to approximately $467 million, and our share of scheduled interest payments on the notes that we could be required to support decreased to approximately $20 million annually.

CF United LLC (CF United)
We hold a 50% voting interest and a 48% economic interest in CF United, a retail marketing joint venture with operations primarily on the U.S. West Coast. CF United is considered a variable interest entity (VIE) because our co-venturer has an option to require us to purchase its interest based on a fixed multiple. The put option becomes effective July 1, 2023, and expires on March 31, 2024. The put option is viewed as a variable interest as the purchase price on the exercise date may not represent the then-current fair value of CF United. We have determined that we are not the primary beneficiary because we and our co-venturer jointly direct the activities of CF United that most significantly impact economic performance. At March 31, 2022, our maximum exposure to loss was comprised of our $278 million investment in CF United, and any potential future loss resulting from the put option should the purchase price based on a fixed multiple exceed the then-current fair value of CF United.

OnCue Holdings, LLC (OnCue)
We hold a 50% interest in OnCue, a joint venture that owns and operates retail convenience stores. We fully guaranteed various debt agreements of OnCue and our co-venturer did not participate in the guarantees. This entity is considered a VIE because our debt guarantees resulted in OnCue not being exposed to all potential losses. We have determined we are not the primary beneficiary because we do not have the power to direct the activities that most significantly impact economic performance. At March 31, 2022, our maximum exposure to loss was $188 million, which represented the book value of our investment in OnCue of $120 million and guaranteed debt obligations of $68 million.

Liberty Pipeline LLC (Liberty)
In the first quarter of 2021, Phillips 66 Partners decided to exit the Liberty Pipeline project, which resulted in a $198 million before-tax impairment in our Midstream segment. The impairment is included in the “Impairments” line item on our consolidated statement of operations for the three months ended March 31, 2021. See Note 12—Fair Value Measurements, for additional information regarding this impairment and the techniques used to determine the fair value of this investment. In April 2021, Phillips 66 Partners transferred its ownership interest in Liberty to its co-venturer for cash and certain pipeline assets with a value that approximated its book value of $46 million at March 31, 2021.

Other Investments
In September 2021, we acquired 78 million ordinary shares, representing a 16% ownership interest, in NOVONIX Limited (NOVONIX), which are traded on the Australian Securities Exchange. NOVONIX is a Brisbane, Australia-based company that develops technology and supplies materials for lithium-ion batteries. Since we do not have significant influence over the operating and financial policies of NOVONIX and the shares we own have a readily determinable fair value, our investment is recorded at fair value at the end of each reporting period. The fair value of our investment is recorded in the “Investments and long-term receivables” line item on our consolidated balance sheet. The change in the fair value of our investment due to fluctuations in NOVONIX’s stock price, or unrealized investment gains (losses), is recorded in the “Other income (loss)” line item of our consolidated statement of operations, while changes due to foreign currency fluctuations are recorded in the “Foreign currency transaction gains” line item on our consolidated statement of operations. The fair value of our investment in NOVONIX was $362 million at March 31, 2022. The fair value of our investment in NOVONIX declined by $158 million during the three months ended March 31, 2022, reflecting an unrealized investment loss of $169 million, partially offset by an unrealized foreign currency gain of $11 million. See Note 12—Fair Value Measurements, for additional information regarding the recurring fair value measurement of our investment in NOVONIX.

Related Party Loans
We and our co-venturer provided member loans to WRB Refining LP (WRB). At March 31, 2022, our 50% share of the outstanding member loan balance, including accrued interest, was $597 million.

Note 6—Properties, Plants and Equipment

Our gross investment in properties, plants and equipment (PP&E) and the associated accumulated depreciation and amortization (Accum. D&A) balances were as follows:

	Millions of Dollars
	March 31, 2022			December 31, 2021
	Gross PP&E	Accum. D&A	Net PP&E	Gross PP&E	Accum. D&A	Net PP&E

Midstream	$12,597	3,156	9,441	12,524	3,064	9,460
Chemicals	—	—	—	—	—	—
Refining	23,991	12,683	11,308	23,878	12,517	11,361
Marketing and Specialties	1,800	1,037	763	1,819	1,035	784
Corporate and Other	1,586	765	821	1,576	746	830
	$39,974	17,641	22,333	39,797	17,362	22,435

Note 7—Earnings (Loss) Per Share

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

	Three Months Ended March 31
	2022		2021
	Basic	Diluted	Basic	Diluted
Amounts Attributed to Phillips 66 Common Stockholders (millions):
Net income (loss) attributable to Phillips 66	$582	582	(654)	(654)
Income allocated to participating securities	(2)	(2)	(2)	(2)
Net income (loss) available to common stockholders	$580	580	(656)	(656)

Weighted-average common shares outstanding (thousands):	447,206	449,298	437,369	439,504
Effect of share-based compensation	2,092	713	2,135	—
Weighted-average common shares outstanding—EPS	449,298	450,011	439,504	439,504

Earnings (Loss) Per Share of Common Stock (dollars)	$1.29	1.29	(1.49)	(1.49)

On March 9, 2022, we completed the previously announced merger between us and Phillips 66 Partners. The merger resulted in the acquisition of all limited partnership interests in Phillips 66 Partners not already owned by us in exchange for approximately 42 million shares of Phillips 66 common stock issued from treasury stock. See Note 18—Phillips 66 Partners LP, for additional information on the merger transaction.

Note 8—Debt

2022 Activities
Debt Repayments
In early April 2022, upon maturity, Phillips 66 repaid its 4.300% senior notes with an aggregate principal amount of $1.0 billion and Phillips 66 Partners repaid its $450 million term loan.

Debt Exchange
On April 6, 2022, Phillips 66 Company, a wholly owned subsidiary of Phillips 66, announced offers to exchange (the Exchange Offers) all validly tendered notes of seven different series of notes issued by Phillips 66 Partners (collectively, the Old Notes), with an aggregate principal amount of approximately $3.5 billion, for notes to be issued by Phillips 66 Company (collectively, the New Notes). The New Notes will be fully and unconditionally guaranteed by Phillips 66 and will rank equally with Phillips 66 Company’s other unsecured and unsubordinated indebtedness, and the guarantees will rank equally with Phillips 66’s other unsecured and unsubordinated indebtedness. The Exchange Offers will expire on May 3, 2022, unless such date is extended (the Expiration Date). Phillips 66 Company currently expects the settlement of the Exchange Offers to occur on May 5, 2022, unless the Expiration Date is extended.

The New Notes will have the same interest rates, interest payment dates and maturity dates as the Old Notes. In addition, holders that validly tender before the end of the early participation period on April 19, 2022 (the Early Participation Date), will receive New Notes with an aggregate principal amount equivalent to the Old Notes, while holders that validly tender after the Early Participation Date, but before the Expiration Date, will receive New Notes with an aggregate principal amount that is 3% less than the Old Notes.

Through the end of the early participation period on April 19, 2022, Old Notes with an aggregate principal amount of approximately $3.2 billion had been validly tendered for exchange.

2021 Activities
In February 2021, Phillips 66 repaid $500 million outstanding principal balance of its floating-rate senior notes upon maturity.

Note 9—Guarantees

At March 31, 2022, we were liable for certain contingent obligations under various contractual arrangements as described below. We recognize a liability for the fair value of our obligation as a guarantor for newly issued or modified guarantees. Unless the carrying amount of the liability is noted below, we have not recognized a liability either because the guarantees were issued prior to December 31, 2002, or because the fair value of the obligation is immaterial. In addition, unless otherwise stated, we are not currently performing with any significance under the guarantees and expect future performance to be either immaterial or have only a remote chance of occurrence.

Lease Residual Value Guarantees
Under the operating lease agreement for our headquarters facility in Houston, Texas, we have the option, at the end of the lease term in September 2025, to request to renew the lease, purchase the facility or assist the lessor in marketing it for resale. We have a residual value guarantee associated with the operating lease agreement with a maximum potential future exposure of $514 million at March 31, 2022. We also have residual value guarantees associated with railcar and airplane leases with maximum potential future exposures totaling $221 million. These leases have remaining terms of up to ten years.

Guarantees of Joint Venture Obligations
In March 2019, Phillips 66 Partners and its co-venturers in Dakota Access provided a CECU in conjunction with a senior unsecured notes offering. See Note 5—Investments, Loans and Long-Term Receivables, for additional information on Dakota Access and the CECU.

At March 31, 2022, we also had other guarantees outstanding primarily for our portion of certain joint venture debt, which have remaining terms of up to four years. The maximum potential future exposures under these guarantees were approximately $133 million. Payment would be required if a joint venture defaults on its obligations.

Indemnifications
Over the years, we have entered into various agreements to sell ownership interests in certain corporations, joint ventures and assets that gave rise to indemnification. Agreements associated with these sales include indemnifications for taxes, litigation, environmental liabilities, permits and licenses, employee claims, and real estate tenant defaults. The provisions of these indemnifications vary greatly. The majority of these indemnifications are related to environmental issues, which generally have indefinite terms and potentially unlimited exposure. At March 31, 2022, and December 31, 2021, the carrying amount of recorded indemnifications was $146 million and $144 million, respectively.

We amortize the indemnification liability over the relevant time period, if one exists, based on the facts and circumstances surrounding each type of indemnity. In cases where the indemnification term is indefinite, we will reverse the liability when we have information to support the reversal. Although it is reasonably possible future payments may exceed amounts recorded, due to the nature of the indemnifications, it is not possible to make a reasonable estimate of the maximum potential amount of future payments. At March 31, 2022, and December 31, 2021, environmental accruals for known contamination of $109 million and $106 million, respectively, were included in the carrying amount of the recorded indemnifications noted above. These environmental accruals were primarily included in the “Asset retirement obligations and accrued environmental costs” line item on our consolidated balance sheet. For additional information about environmental liabilities, see Note 10—Contingencies and Commitments.

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

Note 10—Contingencies and Commitments

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

We are currently participating in environmental assessments and cleanups at numerous federal Superfund and comparable state sites. After an assessment of environmental exposures for cleanup and other costs, we make accruals on an undiscounted basis (except those pertaining to sites acquired in a business combination, which we record on a discounted basis) for planned investigation and remediation activities for sites where it is probable future costs will be incurred and these costs can be reasonably estimated. At March 31, 2022, and December 31, 2021, our total environmental accruals were $436 million. We expect to incur a substantial amount of these expenditures within the next 30 years. We have not reduced these accruals for possible insurance recoveries. In the future, we may be involved in additional environmental assessments, cleanups and proceedings.

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

At March 31, 2022, we had performance obligations secured by letters of credit and bank guarantees of $1,546 million related to various purchase and other commitments incident to the ordinary conduct of business.

Note 11—Derivatives and Financial Instruments

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

Purchase and sales contracts with firm minimum notional volumes for commodities that are readily convertible to cash are recorded on our consolidated balance sheet as derivatives unless the contracts are eligible for, and we elect, the normal purchases and normal sales exception, whereby the contracts are recorded on an accrual basis. We generally apply the normal purchases and normal sales exception to eligible crude oil, refined petroleum product, NGL, natural gas, renewable feedstock, and power commodity contracts to purchase or sell quantities we expect to use or sell in the normal course of business. All other derivative instruments are recorded at fair value on our consolidated balance sheet. For further information on the fair value of derivatives, see Note 12—Fair Value Measurements.

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

	Millions of Dollars
	March 31, 2022				December 31, 2021
	Commodity Derivatives		Effect of Collateral Netting	Net Carrying Value Presented on the Balance Sheet	Commodity Derivatives		Effect of Collateral Netting	Net Carrying Value Presented on the Balance Sheet
	Assets	Liabilities			Assets	Liabilities

Assets
Prepaid expenses and other current assets	$202	(11)	(8)	183	99	(20)	—	79
Other assets	37	(15)	—	22	3	(1)	—	2
Liabilities
Other accruals	5,403	(5,649)	142	(104)	758	(855)	49	(48)
Other liabilities and deferred credits	—	(2)	—	(2)	—	(1)	—	(1)
Total	$5,642	(5,677)	134	99	860	(877)	49	32

At March 31, 2022, and December 31, 2021, there was no material cash collateral received or paid that was not offset on our consolidated balance sheet.

The realized and unrealized gains (losses) incurred from commodity derivatives, and the line items where they appear on our consolidated statement of operations, were:

	Millions of Dollars
	Three Months Ended March 31
	2022	2021

Sales and other operating revenues	$(420)	(123)
Other income	25	1
Purchased crude oil and products	(228)	(135)
Net loss from commodity derivative activity	$(623)	(257)

The following table summarizes our material net exposures resulting from outstanding commodity derivative contracts. These financial and physical derivative contracts are primarily used to manage price exposure on our underlying operations. The underlying exposures may be from nonderivative positions such as inventory volumes. Financial derivative contracts may also offset physical derivative contracts, such as forward purchase and sales contracts. The percentage of our derivative contract volumes expiring within the next 12 months was more than 95% at March 31, 2022, and December 31, 2021.

	Open Position Long / (Short)
	March 31 2022	December 31 2021
Commodity
Crude oil, refined petroleum products, NGL and renewable feedstocks (millions of barrels)	(27)	(18)

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

The aggregate fair values of all derivative instruments with such credit-risk-related contingent features that were in a liability position were immaterial at March 31, 2022, and December 31, 2021.

Note 12—Fair Value Measurements

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

The carrying values and fair values by hierarchy of our financial assets and liabilities, either carried or disclosed at fair value, including any effects of counterparty and collateral netting, were:

	Millions of Dollars
	March 31, 2022
	Fair Value Hierarchy			Total Fair Value of Gross Assets & Liabilities	Effect of Counterparty Netting	Effect of Collateral Netting	Difference in Carrying Value and Fair Value	Net Carrying Value Presented on the Balance Sheet
	Level 1	Level 2	Level 3
Commodity Derivative Assets
Exchange-cleared instruments	$3,677	1,800	—	5,477	(5,429)	(8)	—	40
OTC instruments	—	1	—	1	—	—	—	1
Physical forward contracts	—	163	1	164	—	—	—	164
Rabbi trust assets	150	—	—	150	N/A	N/A	—	150
Investment in NOVONIX	362	—	—	362	N/A	N/A	—	362
	$4,189	1,964	1	6,154	(5,429)	(8)	—	717

Commodity Derivative Liabilities
Exchange-cleared instruments	$3,737	1,835	—	5,572	(5,429)	(142)	—	1
Physical forward contracts	—	104	1	105	—	—	—	105
Floating-rate debt	—	475	—	475	N/A	N/A	—	475
Fixed-rate debt, excluding finance leases and software obligations	—	14,104	—	14,104	N/A	N/A	(434)	13,670
	$3,737	16,518	1	20,256	(5,429)	(142)	(434)	14,251

	Millions of Dollars
	December 31, 2021
	Fair Value Hierarchy			Total Fair Value of Gross Assets & Liabilities	Effect of Counterparty Netting	Effect of Collateral Netting	Difference in Carrying Value and Fair Value	Net Carrying Value Presented on the Balance Sheet
	Level 1	Level 2	Level 3
Commodity Derivative Assets
Exchange-cleared instruments	$419	368	—	787	(779)	—	—	8
Physical forward contracts	—	73	—	73	—	—	—	73
Rabbi trust assets	158	—	—	158	N/A	N/A	—	158
Investment in NOVONIX	520	—	—	520	N/A	N/A	—	520
	$1,097	441	—	1,538	(779)	—	—	759

Commodity Derivative Liabilities
Exchange-cleared instruments	$463	362	—	825	(779)	(49)	—	(3)
OTC instruments	—	1	—	1	—	—	—	1
Physical forward contracts	—	51	—	51	—	—	—	51
Floating-rate debt	—	475	—	475	N/A	N/A	—	475
Fixed-rate debt, excluding finance leases and software obligations	—	15,353	—	15,353	N/A	N/A	(1,686)	13,667
	$463	16,242	—	16,705	(779)	(49)	(1,686)	14,191

The rabbi trust assets and investment in NOVONIX are recorded in the “Investments and long-term receivables” line item, and floating-rate and fixed-rate debt are recorded in the “Short-term debt” and “Long-term debt” line items on our consolidated balance sheet. See Note 11—Derivatives and Financial Instruments, for information regarding where the assets and liabilities related to our commodity derivatives are recorded on our consolidated balance sheet.

Nonrecurring Fair Value Measurements

Equity Investments
In the first quarter of 2021, Phillips 66 Partners wrote down the book value of its investment in Liberty to estimated fair value using a Level 3 nonrecurring fair value measurement. This nonrecurring measurement was based on the estimated fair value of Phillip 66 Partners’ share of the joint venture’s pipeline assets and net working capital at March 31, 2021. See Note 5—Investments, Loans and Long-Term Receivables, for more information regarding Phillips 66 Partners’ transfer of its ownership in Liberty to its co-venturer in April 2021.

Note 13—Pension and Postretirement Plans

The components of net periodic benefit cost for the three months ended March 31, 2022 and 2021, were as follows:

	Millions of Dollars
	Pension Benefits				Other Benefits
	2022		2021		2022	2021
	U.S.	Int’l.	U.S.	Int’l.
Components of Net Periodic Benefit Cost
Three Months Ended March 31
Service cost	$35	8	37	9	1	1
Interest cost	21	6	20	5	1	1
Expected return on plan assets	(39)	(16)	(41)	(15)	—	—
Amortization of prior service credit	—	—	—	—	—	(1)
Amortization of net actuarial loss (gain)	6	3	15	6	(1)	—
Settlements	1	—	—	—	—	—
Net periodic benefit cost*	$24	1	31	5	1	1
* Included in the “Operating expenses” and “Selling, general and administrative expenses” line items on our consolidated statement of operations.

During the three months ended March 31, 2022, we contributed $5 million to our U.S. pension and other postretirement benefit plans and $6 million to our international pension plans. We currently expect to make additional contributions of approximately $40 million to our U.S. pension and other postretirement benefit plans and approximately $20 million to our international pension plans during the remainder of 2022.

Note 14—Accumulated Other Comprehensive Loss

Changes in the balances of each component of accumulated other comprehensive loss were as follows:

	Millions of Dollars
	Defined Benefit Plans	Foreign Currency Translation	Hedging	Accumulated Other Comprehensive Loss

December 31, 2021	$(398)	(45)	(2)	(445)
Other comprehensive income before reclassifications	4	—	—	4
Amounts reclassified from accumulated other comprehensive loss
Defined benefit plans*
Amortization of net actuarial loss, prior service credit and settlements	9	—	—	9
Foreign currency translation	—	(82)	—	(82)
Hedging	—	—	—	—
Net current period other comprehensive income (loss)	13	(82)	—	(69)
March 31, 2022	$(385)	(127)	(2)	(514)

December 31, 2020	$(809)	25	(5)	(789)
Other comprehensive income (loss) before reclassifications	5	(15)	—	(10)
Amounts reclassified from accumulated other comprehensive loss
Defined benefit plans*
Amortization of net actuarial loss and prior service credit	17	—	—	17
Foreign currency translation	—	—	—	—
Hedging	—	—	2	2
Net current period other comprehensive income (loss)	22	(15)	2	9
March 31, 2021	$(787)	10	(3)	(780)
* Included in the computation of net periodic benefit cost. See Note 13—Pension and Postretirement Plans, for additional information.

Note 15—Related Party Transactions

Significant transactions with related parties were:

	Millions of Dollars
	Three Months Ended March 31
	2022	2021

Operating revenues and other income (a)	$1,340	770
Purchases (b)	4,681	2,357
Operating expenses and selling, general and administrative expenses (c)	70	68

(a)We sold NGL, other petrochemical feedstocks and solvents to Chevron Phillips Chemical Company LLC (CPChem), NGL and certain feedstocks to DCP Midstream, LLC (DCP Midstream), gas oil and hydrogen feedstocks to Excel Paralubes (Excel), and refined petroleum products to several of our equity affiliates in the Marketing and Specialties segment, including OnCue and CF United. We also sold certain feedstocks and intermediate products to WRB and acted as an agent for WRB in supplying crude oil and other feedstocks for a fee. In addition, we charged several of our equity affiliates, including CPChem, for the use of common facilities, such as steam generators, waste and water treaters and warehouse facilities.

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

Note 16—Segment Disclosures and Related Information

Our operating segments are:

1)Midstream—Provides crude oil and refined petroleum product transportation, terminaling and processing services, as well as natural gas and NGL transportation, storage, fractionation, processing and marketing services, mainly in the United States. The Midstream segment includes our 50% equity investment in DCP Midstream and our 16% investment in NOVONIX. On March 9, 2022, we completed the previously announced merger between us and Phillips 66 Partners. See Note 18—Phillips 66 Partners LP, for additional information on the merger transaction.

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

Analysis of Results by Operating Segment

	Millions of Dollars
	Three Months Ended March 31
	2022	2021
Sales and Other Operating Revenues*
Midstream
Total sales	$4,082	2,384
Intersegment eliminations	(886)	(627)
Total Midstream	3,196	1,757
Chemicals	—	1
Refining
Total sales	24,093	15,053
Intersegment eliminations	(15,591)	(8,456)
Total Refining	8,502	6,597
Marketing and Specialties
Total sales	25,295	13,598
Intersegment eliminations	(819)	(333)
Total Marketing and Specialties	24,476	13,265
Corporate and Other	5	7
Consolidated sales and other operating revenues	$36,179	21,627
* See Note 2—Sales and Other Operating Revenues, for further details on our disaggregated sales and other operating revenues.

Income (Loss) Before Income Taxes
Midstream	$242	76
Chemicals	396	154
Refining	123	(1,040)
Marketing and Specialties	316	290
Corporate and Other	(249)	(251)
Consolidated income (loss) before income taxes	$828	(771)

	Millions of Dollars
	March 31 2022	December 31 2021
Total Assets
Midstream	$16,141	15,932
Chemicals	6,551	6,453
Refining	22,138	19,952
Marketing and Specialties	10,829	8,505
Corporate and Other	4,979	4,752
Consolidated total assets	$60,638	55,594

Note 17—Income Taxes

Our effective income tax rate for the three months ended March 31, 2022, was 21%, compared with 17% for the corresponding period of 2021. The increase in our effective tax rate for the three months ended March 31, 2022, was primarily attributable to the elimination of the favorable noncontrolling interest impact as a result of the completion of the merger between us and Phillips 66 Partners on March 9, 2022.

Note 18—Phillips 66 Partners LP

On March 9, 2022, we completed the previously announced merger between us and Phillips 66 Partners. The merger resulted in the acquisition of all limited partnership interests in Phillips 66 Partners not already owned by us in exchange for approximately 42 million shares of Phillips 66 common stock issued from treasury stock. Phillips 66 Partners common unitholders received 0.50 shares of Phillips 66 common stock for each outstanding Phillips 66 Partners common unit. Phillips 66 Partners’ perpetual convertible preferred units were converted into common units at a premium to the original issuance price prior to being exchanged for Phillips 66 common stock. Upon closing, Phillips 66 Partners became a wholly owned subsidiary of Phillips 66 and its common units are no longer publicly traded.

The merger was accounted for as an equity transaction and resulted in decreases to “Treasury stock” of $3,380 million, “Noncontrolling interests” of $2,163 million, “Capital in excess of par” of $869 million, “Deferred income taxes” of $355 million, and “Cash and cash equivalents” of $2 million, and an increase to “Other accruals” of $5 million on our consolidated balance sheet.

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

EXECUTIVE OVERVIEW AND BUSINESS ENVIRONMENT

Phillips 66 is a diversified energy company with midstream, chemicals, refining, and marketing and specialties businesses. At March 31, 2022, we had total assets of $61 billion. Our common stock trades on the New York Stock Exchange under the symbol PSX.

Executive Overview
In the first quarter of 2022, we reported earnings of $582 million and generated cash from operating activities of $1.1 billion. We used available cash to fund capital expenditures and investments of $370 million and pay dividends on our common stock of $404 million. We ended the first quarter of 2022 with $3.3 billion of cash and cash equivalents and approximately $5.7 billion of total committed capacity available under our revolving credit facilities.

Our reported earnings for the first quarter of 2022, compared with the first quarter of 2021, reflect a recovery in global demand for refined petroleum products due to the administration of COVID-19 vaccines and the easing of pandemic restrictions that occurred throughout 2021, as well as recovery from effects of the winter storms that occurred in the first quarter of 2021. The increase in global demand and recent market disruptions resulting from the conflict between Russia and Ukraine resulted in the widening of market crack spreads. Consequently, margins and utilization for our Refining segment, sales volumes for our Marketing and Specialties (M&S) segment, and throughput volumes for our Transportation business have improved. In addition, equity earnings from our Chemicals segment increased due to higher sales volumes. However, as uncertainty remains regarding the impacts on the global economy of the lingering pandemic and the conflict between Russia and Ukraine, we will continue to be disciplined in our allocation of capital and monitor the performance of our portfolio.

In addition, we are progressing a multi-year business transformation focused on enterprise-wide opportunities to improve our cost structure. We are targeting a sustainable cost reduction of at least $700 million per year by the end of the transformation period. We will provide updates as the initiative progresses.

Phillips 66 Partners Merger
On March 9, 2022, we completed the previously announced merger between us and Phillips 66 Partners LP (Phillips 66 Partners). The merger resulted in the acquisition of all limited partnership interests in Phillips 66 Partners not already owned by us. Upon closing, Phillips 66 Partners became a wholly owned subsidiary of Phillips 66 and its common units are no longer publicly traded. See Note 18—Phillips 66 Partners LP, in the Notes to Consolidated Financial Statements, for additional information on the merger transaction.

CEO Transition
On April 12, 2022, Greg C. Garland, Chairman of the Board and Chief Executive Officer of Phillips 66 announced his intention to retire from his position as Chief Executive Officer effective July 1, 2022. Mr. Garland will continue to serve as Executive Chairman of the Board with an expected retirement date from this position in 2024. Mark E. Lashier will become President and Chief Executive Officer effective July 1, 2022.

Business Environment
The Midstream segment includes our Transportation and NGL businesses. Our Transportation business contains fee-based operations not directly exposed to commodity price risk. Our NGL business contains both fee-based operations and operations directly impacted by NGL prices. The Midstream segment also includes our 50% equity investment in DCP Midstream, LLC (DCP Midstream). During the first quarter of 2022, NGL prices increased significantly, compared with the first quarter of 2021, due to strong demand and increased crude oil and natural gas prices.

The Chemicals segment consists of our 50% equity investment in Chevron Phillips Chemical Company LLC (CPChem). The chemicals and plastics industry is mainly a commodity-based industry where the margins for key products are based on supply and demand, as well as cost factors. During the first quarter of 2022, the benchmark high-density polyethylene chain margin decreased, compared with the first quarter of 2021. This decrease was mainly due to higher feedstock cost.

Our Refining segment results are driven by several factors, including market crack spreads, refinery throughput, feedstock costs, product yields, turnaround activity, and other operating costs. The price of U.S. benchmark crude oil, West Texas Intermediate (WTI) at Cushing, Oklahoma, increased to an average of $94.49 per barrel during the first quarter of 2022, compared with an average of $57.84 per barrel in the first quarter of 2021. Market crack spreads are used as indicators of refining margins and measure the difference between market prices for refined petroleum products and crude oil. Worldwide market crack spreads increased to an average of $21.93 per barrel during the first quarter of 2022, compared with an average of $13.23 per barrel in the first quarter of 2021. The increases in crude oil prices and market crack spreads were mainly driven by tight supply due to a significant increase in demand for refined petroleum products as economic activities continue to recover as the COVID-19 pandemic recedes, as well as market disruptions from the conflict between Russia and Ukraine.

Results for our M&S segment depend largely on marketing fuel and lubricant margins, and sales volumes of our refined petroleum and other specialty products. While marketing fuel and lubricant margins are primarily driven by market factors, largely determined by the relationship between supply and demand, marketing fuel margins, in particular, are influenced by trends in spot prices, and where applicable, retail prices for refined petroleum products in the regions and countries where we operate. In general, a downward trend of spot prices has a favorable impact on marketing fuel margins, while an upward trend of spot prices has an unfavorable impact on marketing fuel margins. Demand for refined petroleum products has improved in the first quarter of 2022, compared with the first quarter of 2021, as economic activities continue to recover as the COVID-19 pandemic recedes.

RESULTS OF OPERATIONS

Unless otherwise indicated, discussion of results for the three months ended March 31, 2022, is based on a comparison with the corresponding period of 2021.

Consolidated Results

A summary of income (loss) before income taxes by business segment with a reconciliation to net income (loss) attributable to Phillips 66 follows:

	Millions of Dollars
	Three Months Ended March 31
	2022	2021

Midstream	$242	76
Chemicals	396	154
Refining	123	(1,040)
Marketing and Specialties	316	290
Corporate and Other	(249)	(251)
Income (loss) before income taxes	828	(771)
Income tax expense (benefit)	171	(132)
Net income (loss)	657	(639)
Less: net income attributable to noncontrolling interests	75	15
Net income (loss) attributable to Phillips 66	$582	(654)

Our net income attributable to Phillips 66 in the first quarter of 2022 was $582 million, compared with a net loss attributable to Phillips 66 of $654 million in the first quarter of 2021. The improvement was primarily due to:

•Improved realized refining margins.

•Higher equity earnings from CPChem.

•Lower impairments in the Midstream segment.

These improvements were partially offset by an unrealized decrease in the fair value of our investment in NOVONIX Limited (NOVONIX), which we acquired in September 2021, as well as the recognition of income tax expense in the first quarter of 2022, compared with an income tax benefit in the first quarter of 2021.

See the “Segment Results” section for additional information on our segment performance and Note 17—Income Taxes, in the Notes to Consolidated Financial Statements, for additional information on income taxes.

Statement of Operations Analysis

Sales and other operating revenues and purchased crude oil and products both increased 67% in the first quarter of 2022. These increases were mainly due to higher prices for refined petroleum products, crude oil and NGL, as well as increased sales volumes.

Equity in earnings of affiliates increased $400 million in the first quarter of 2022. The increase was primarily due to higher equity earnings from CPChem mainly driven by improved margins and higher sales volumes and WRB Refining LP (WRB) resulting from improved realized refining margins and higher refinery production. See Chemicals segment analysis in the “Segment Results” section for additional information on CPChem.

Other income (loss) decreased $158 million in the first quarter of 2022. The decrease was primarily due to an unrealized investment loss of $169 million related to the decrease in NOVONIX’s stock price during the first quarter of 2022. We acquired this investment in September 2021. See Note 5—Investments, Loans and Long-Term Receivables, in the Notes to Consolidated Financial Statements, for additional information regarding our investment in NOVONIX.

Impairments decreased $198 million in the first quarter of 2022 due to a before-tax impairment of $198 million recorded in the first quarter of 2021 related to Phillips 66 Partners’ decision to exit the Liberty Pipeline project. See Note 5—Investments, Loans and Long-Term Receivables, in the Notes to Consolidated Financial Statements, for additional information regarding this impairment.

We had income tax expense of $171 million in the first quarter of 2022, compared with an income tax benefit of $132 million in the first quarter of 2021. See Note 17—Income Taxes, in the Notes to Consolidated Financial Statements, for information regarding our effective income tax rates.

Net income attributable to noncontrolling interests increased $60 million in the first quarter of 2022. The increase was primarily driven by the allocation of a portion of the before-tax impairment recorded in the first quarter of 2021 related to the Liberty Pipeline project to the noncontrolling interest owners of Phillips 66 Partners.

Segment Results

Midstream

	Three Months Ended March 31
	2022	2021

	Millions of Dollars
Income (Loss) Before Income Taxes
Transportation	$278	7
NGL and Other	91	35
DCP Midstream	31	34
NOVONIX	(158)	—
Total Midstream	$242	76

	Thousands of Barrels Daily
Transportation Volumes
Pipelines*	3,099	2,801
Terminals	2,900	2,675
Operating Statistics
NGL fractionated**	452	363
NGL production***	400	356
* Pipelines represent the sum of volumes transported through each separately tariffed consolidated pipeline segment.
** Excludes DCP Midstream.
*** Includes 100% of DCP Midstream’s volumes.

Dollars Per Gallon
Market Indicator
Weighted-Average NGL Price*	$1.10	0.69
* Based on index prices from the Mont Belvieu market hub, which are weighted by NGL component mix.

The Midstream segment provides crude oil and refined petroleum product transportation, terminaling and processing services, as well as natural gas and NGL transportation, storage, fractionation, processing and marketing services, mainly in the United States. This segment includes our 50% equity investment in DCP Midstream, which includes the operations of DCP Midstream, LP (DCP Partners), its master limited partnership, and our 16% investment in NOVONIX.

Results from our Midstream segment increased $166 million in the first quarter of 2022.

Results from our Transportation business increased $271 million in the first quarter of 2022. The increase was primarily due to a before-tax impairment of $198 million recorded in the first quarter of 2021 related to Phillips 66 Partners’ decision to exit the Liberty Pipeline project, and higher results from both our equity affiliates and wholly owned assets due to increased volumes.

Results from our NGL and Other business increased $56 million in the first quarter of 2022. This increase was primarily due to improved results from Fracs 1, 2, and 3 at the Sweeny Hub and revenues from the start-up of the C2G pipeline in December 2021. Improved results from the Sweeny Fracs reflect recovery from the impacts of the winter storms that occurred in February 2021, which caused lower run rates and higher operating expenses in the first quarter of 2021.

Results from our investment in DCP Midstream decreased $3 million in the first quarter of 2022.

The fair value of our investment in NOVONIX decreased by $158 million in the first quarter of 2022. We acquired this investment in September 2021.

See Note 5—Investments, Loans and Long-Term Receivables, in the Notes to Consolidated Financial Statements, for additional information regarding the Liberty Pipeline project impairment and our investment in NOVONIX.

See the “Executive Overview and Business Environment” section for information on market factors impacting this quarter’s results.

Chemicals

	Three Months Ended March 31
	2022	2021

	Millions of Dollars

Income Before Income Taxes	$396	154

	Millions of Pounds
CPChem Externally Marketed Sales Volumes*
Olefins and Polyolefins	5,065	4,570
Specialties, Aromatics and Styrenics	1,174	981
	6,239	5,551
* Represents 100% of CPChem’s outside sales of produced petrochemical products, as well as commission sales from equity affiliates.

Olefins and Polyolefins Capacity Utilization (percent)	99%	79

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

Results from the Chemicals segment increased $242 million in the first quarter of 2022. The increase was primarily due to improved O&P margins reflecting strong demand and higher sales volumes. Results in the first quarter of 2021 were negatively impacted by the winter storms that occurred in the Central and Gulf Coast regions.

See the “Executive Overview and Business Environment” section for information on market factors impacting this quarter’s results.

Refining

	Three Months Ended March 31
	2022	2021

	Millions of Dollars
Income (Loss) Before Income Taxes
Atlantic Basin/Europe	$143	(153)
Gulf Coast	4	(253)
Central Corridor	(135)	(248)
West Coast	111	(386)
Worldwide	$123	(1,040)

	Dollars Per Barrel
Income (Loss) Before Income Taxes
Atlantic Basin/Europe	$2.98	(3.57)
Gulf Coast	0.08	(4.64)
Central Corridor	(5.70)	(12.55)
West Coast	3.84	(14.89)
Worldwide	0.81	(7.27)

Realized Refining Margins*
Atlantic Basin/Europe	$11.71	4.86
Gulf Coast	7.71	3.39
Central Corridor	7.89	5.97
West Coast	17.68	3.33
Worldwide	10.55	4.36
* See the “Non-GAAP Reconciliations” section for a reconciliation of this non-GAAP measure to the most directly comparable measure under generally accepted accounting principles in the United States (GAAP), income (loss) before income taxes per barrel.

	Thousands of Barrels Daily
	Three Months Ended March 31
Operating Statistics	2022	2021
Refining operations*
Atlantic Basin/Europe
Crude oil capacity	537	537
Crude oil processed	503	438
Capacity utilization (percent)	94%	82
Refinery production	538	482
Gulf Coast**
Crude oil capacity	529	784
Crude oil processed	497	553
Capacity utilization (percent)	94%	71
Refinery production	590	603
Central Corridor
Crude oil capacity	531	531
Crude oil processed	453	384
Capacity utilization (percent)	85%	72
Refinery production	474	398
West Coast
Crude oil capacity	364	364
Crude oil processed	294	268
Capacity utilization (percent)	81%	74
Refinery production	321	288
Worldwide
Crude oil capacity	1,961	2,216
Crude oil processed	1,747	1,643
Capacity utilization (percent)	89%	74
Refinery production	1,923	1,771
* Includes our share of equity affiliates.
** Excludes operating statistics of the Alliance Refinery beginning on October 1, 2021.

The Refining segment refines crude oil and other feedstocks into petroleum products, such as gasoline, distillates and aviation fuels, at 12 refineries in the United States and Europe. In the fourth quarter of 2021, we shut down our Alliance Refinery and are in the process of converting it into a terminal.

Results from our Refining segment increased $1,163 million in the first quarter of 2022, primarily due to higher realized refining margins. The improved realized refining margins were mainly attributable to increased market crack spreads, partially offset by decreased secondary product margins and lower clean product differentials.

Our worldwide refining crude oil capacity utilization rate was 89% in the first quarter of 2022, compared with 74% in the first quarter of 2021. The increase was primarily driven by improved market demand for refined petroleum products following the administration of COVID-19 vaccines and the easing of pandemic restrictions, as well as less unplanned downtime caused by the winter storms that occurred in February 2021.

See the “Executive Overview and Business Environment” section for information on market factors impacting this quarter’s results.

Marketing and Specialties

	Three Months Ended March 31
	2022	2021

	Millions of Dollars
Income Before Income Taxes
Marketing and Other	$203	211
Specialties	113	79
Total Marketing and Specialties	$316	290

	Dollars Per Barrel
Income Before Income Taxes
U.S.	$1.13	1.36
International	0.92	2.24

Realized Marketing Fuel Margins*
U.S.	$1.59	1.94
International	2.30	4.01
* See the “Non-GAAP Reconciliations” section for a reconciliation of this non-GAAP measure to the most directly comparable GAAP measure, income before income taxes per barrel.

	Dollars Per Gallon
U.S. Average Wholesale Prices*
Gasoline	$3.05	2.01
Distillates	3.25	1.98
* On third-party branded petroleum product sales, excluding excise taxes.

	Thousands of Barrels Daily
Marketing Petroleum Products Sales Volumes
Gasoline	1,129	1,023
Distillates	1,011	818
Other	17	18
Total	2,157	1,859

The M&S segment purchases for resale and markets refined petroleum products, such as gasoline, distillates and aviation fuels, mainly in the United States and Europe. In addition, this segment includes the manufacturing and marketing of specialty products, such as base oils and lubricants.

Before-tax income from the M&S segment increased $26 million in the first quarter of 2022, primarily driven by higher results from our lubricants business reflecting increased finished lubricant and Excel Paralubes base oil margins, higher marketing sales volumes and improved results from our chartered marine vessel and other businesses. These increases were partially offset by lower marketing fuel margins primarily due to spot prices increasing more significantly in the first quarter of 2022, compared with the first quarter of 2021.

See the “Executive Overview and Business Environment” section for information on marketing fuel margins and other market factors impacting this quarter’s results.

Corporate and Other

	Millions of Dollars
	Three Months Ended March 31
	2022	2021
Loss Before Income Taxes
Net interest expense	$(132)	(143)
Corporate overhead and other	(117)	(108)
Total Corporate and Other	$(249)	(251)

Net interest expense consists of interest and financing expense, net of interest income and capitalized interest. Corporate overhead and other includes general and administrative expenses, technology costs, environmental costs associated with sites no longer in operation, foreign currency transaction gains and losses, and other costs not directly associated with an operating segment.

Net interest expense decreased $11 million in the first quarter of 2022, primarily driven by lower average debt principal balances, reflecting debt repayments during 2021, as well as higher capitalized interest primarily due to the restart of the Sweeny Frac 4 capital project.

Corporate overhead and other increased $9 million in the first quarter of 2022, reflecting higher employee-related expenses.

CAPITAL RESOURCES AND LIQUIDITY

Financial Indicators

	Millions of Dollars, Except as Indicated
	March 31 2022	December 31 2021

Cash and cash equivalents	$3,335	3,147
Short-term debt	1,474	1,489
Total debt	14,434	14,448
Total equity	22,121	21,637
Percent of total debt to capital*	39%	40
Percent of floating-rate debt to total debt	3%	3
* Capital includes total debt and total equity.

To meet our short- and long-term liquidity requirements, we use a variety of funding sources but rely primarily on cash generated from operating activities and debt financing. During the first three months of 2022, we generated $1.1 billion of cash from operations. We used available cash primarily for capital expenditures and investments of $370 million and dividend payments on our common stock of $404 million. During the first three months of 2022, cash and cash equivalents increased $188 million to $3.3 billion.

Significant Sources of Capital

Operating Activities
During the first three months of 2022, cash generated by operating activities was $1.1 billion, compared with $271 million for the first three months of 2021. The increase was primarily due to improved realized refining margins, partially offset by unfavorable working capital impacts.

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

Equity Affiliate Operating Distributions
Our operating cash flows are also impacted by distribution decisions made by our equity affiliates, including CPChem. During the first three months of 2022, cash from operations included aggregate distributions of $585 million from our equity affiliates, including $299 million from CPChem. During the same period of 2021, cash from operations included aggregate distributions of $502 million, including $205 million from CPChem. We cannot control the amount of future dividends from equity affiliates; therefore, future dividend payments by these equity affiliates are not assured.

Revolving Credit Facilities and Commercial Paper
At both March 31, 2022, and December 31, 2021, no amount had been drawn under Phillips 66’s $5 billion revolving credit facility or uncommitted $5 billion commercial paper program. At March 31, 2022 and December 31, 2021, no borrowings were outstanding and $1 million in letters of credit had been drawn under Phillips 66 Partners’ $750 million revolving credit facility.

Off-Balance Sheet Arrangements

Lease Residual Value Guarantees
Under the operating lease agreement for our headquarters facility in Houston, Texas, we have the option, at the end of the lease term in September 2025, to request to renew the lease, purchase the facility or assist the lessor in marketing it for resale. We have a residual value guarantee associated with the operating lease agreement with a maximum potential future exposure of $514 million at March 31, 2022. We also have residual value guarantees associated with railcar and airplane leases with maximum potential future exposures totaling $221 million. These leases have remaining terms of up to ten years.

Dakota Access, LLC (Dakota Access) and Energy Transfer Crude Oil Company, LLC (ETCO)
In 2020, the trial court presiding over litigation brought by the Standing Rock Sioux Tribe ordered the U.S. Army Corps of Engineers (USACE) to prepare an Environmental Impact Statement (EIS) addressing an easement under Lake Oahe in North Dakota. The court later vacated the easement. Although the easement is vacated, the USACE has indicated that it will not take action to stop pipeline operations while it proceeds with the EIS. In May 2021, the Standing Rock Sioux Tribe’s request for an injunction to force a shutdown of the pipeline while the EIS is being prepared was denied. In June 2021, the trial court dismissed the litigation entirely. Once the EIS is completed, new litigation or challenges to the EIS could be filed.

In September 2021, Dakota Access filed a writ of certiorari, requesting the U.S. Supreme Court to review the lower court’s decision to order the EIS and vacate the easement. In February 2022, the writ was denied, and the requirement to prepare the EIS stands. Completion of the EIS was expected in the fall of 2022, but now may be delayed as the USACE engages with the Standing Rock Sioux Tribe on their reasons for withdrawing as a cooperating agency with respect to preparation of the EIS.

Dakota Access and ETCO have guaranteed repayment of senior unsecured notes issued by a wholly owned subsidiary of Dakota Access with an aggregate principal outstanding of $2.5 billion at March 31, 2022. In addition, Phillips 66 Partners, now a wholly owned subsidiary of Phillips 66, and its co-venturers in Dakota Access provided a Contingent Equity Contribution Undertaking (CECU) in conjunction with the notes offering. Under the CECU, the co-venturers may be severally required to make proportionate equity contributions to Dakota Access if there is an unfavorable final judgment in the above-mentioned ongoing litigation. At March 31, 2022, our share of the maximum potential equity contributions under the CECU was approximately $631 million.

If the pipeline is required to cease operations, and should Dakota Access and ETCO not have sufficient funds to pay ongoing expenses, we could be required to support our share of the ongoing expenses, including scheduled interest payments on the notes of approximately $25 million annually, in addition to the potential obligations under the CECU at March 31, 2022.

On April 1, 2022, Dakota Access’ wholly owned subsidiary repaid $650 million aggregate principal amount of its outstanding senior notes upon maturity. We funded our 25% share, or $163 million, with a capital contribution of $89 million in March 2022 and $74 million of distributions we elected not to receive from Dakota Access in the first quarter of 2022. As a result of the debt repayment, on April 1, 2022, our share of the maximum potential equity contributions under the CECU decreased to approximately $467 million, and our share of scheduled interest payments on the notes that we could be required to support decreased to approximately $20 million annually.

See Note 9—Guarantees, in the Notes to Consolidated Financial Statements, for additional information on our guarantees.

Capital Requirements

Capital Expenditures and Investments
For information about our capital expenditures and investments, see the “Capital Spending” section below.

Debt Financing
Our total debt balance at both March 31, 2022, and December 31, 2021, was $14.4 billion. Our total debt-to-capital ratio was 39% and 40% at March 31, 2022, and December 31, 2021, respectively.

In early April 2022, upon maturity, Phillips 66 repaid its 4.300% senior notes with an aggregate principal amount of $1.0 billion and Phillips 66 Partners repaid its $450 million term loan. As our operating cash flows improve further, we will continue to prioritize debt reductions in 2022.

Debt Exchange
On April 6, 2022, Phillips 66 Company, a wholly owned subsidiary of Phillips 66, announced offers to exchange (the Exchange Offers) all validly tendered notes of seven different series of notes issued by Phillips 66 Partners (collectively, the Old Notes), with an aggregate principal amount of approximately $3.5 billion, for notes to be issued by Phillips 66 Company (collectively, the New Notes). The New Notes will be fully and unconditionally guaranteed by Phillips 66 and will rank equally with Phillips 66 Company’s other unsecured and unsubordinated indebtedness, and the guarantees will rank equally with Phillips 66’s other unsecured and unsubordinated indebtedness. The Exchange Offers will expire on May 3, 2022, unless such date is extended (the Expiration Date). Phillips 66 Company currently expects the settlement of the Exchange Offers to occur on May 5, 2022, unless the Expiration Date is extended.

The New Notes will have the same interest rates, interest payment dates and maturity dates as the Old Notes. In addition, holders that validly tender before the end of the early participation period on April 19, 2022 (the Early Participation Date), will receive New Notes with an aggregate principal amount equivalent to the Old Notes, while holders that validly tender after the Early Participation Date, but before the Expiration Date, will receive New Notes with an aggregate principal amount that is 3% less than the Old Notes.

Through the end of the early participation period on April 19, 2022, Old Notes with an aggregate principal amount of approximately $3.2 billion had been validly tendered for exchange.

Joint Venture Loans
We and our co-venturer provided member loans to WRB. At March 31, 2022, our 50% share of the outstanding member loan balance, including accrued interest, was $597 million. The need for additional loans to WRB in the remainder of 2022, as well as WRB’s repayment schedule, will depend on market conditions.

Merger with Phillips 66 Partners
On March 9, 2022, we completed the previously announced merger between us and Phillips 66 Partners. The merger resulted in the acquisition of all limited partnership interests in Phillips 66 Partners not already owned by us in exchange for approximately 42 million shares of Phillips 66 common stock issued from treasury stock. Phillips 66 Partners common unitholders received 0.50 shares of Phillips 66 common stock for each outstanding Phillips 66 Partners common unit. Phillips 66 Partners’ perpetual convertible preferred units were converted into common units at a premium to the original issuance price prior to being exchanged for Phillips 66 common stock. Upon closing, Phillips 66 Partners became a wholly owned subsidiary of Phillips 66 and its common units are no longer publicly traded. See Note 18—Phillips 66 Partners LP, in the Notes to Consolidated Financial Statements, for additional information on the merger transaction.

Dividends
On February 9, 2022, our board of directors declared a quarterly cash dividend of $0.92 per common share. This dividend was paid on March 1, 2022, to shareholders of record as of the close of business on February 22, 2022.

Share Repurchases
Since July 2012, our board of directors has authorized an aggregate of $15 billion of repurchases of our outstanding common stock. The authorizations do not have expiration dates. Future share repurchases are expected to be funded primarily through available cash. We are not obligated to repurchase any shares of common stock pursuant to these authorizations and may commence, suspend or terminate repurchases at any time. Since the inception of our share repurchase program in 2012, we have repurchased 159 million shares at an aggregate cost of $12.5 billion. Shares of stock repurchased are held as treasury shares. We suspended share repurchases in mid-March 2020 to preserve liquidity in response to the global economic disruption caused by the COVID-19 pandemic. In April 2022, we announced plans to resume our share repurchase program in the second quarter of 2022.

Capital Spending

	Millions of Dollars
	Three Months Ended March 31
	2022	2021
Capital Expenditures and Investments
Midstream	$164	100
Chemicals	—	—
Refining	171	184
Marketing and Specialties	11	22
Corporate and Other	24	25
Total Capital Expenditures and Investments	$370	331

Selected Equity Affiliates*
DCP Midstream	$11	7
CPChem	113	79
WRB	42	59
	$166	145
* Our share of joint venture’s capital spending.

Midstream
During the first three months of 2022, capital spending in our Midstream segment included:

•Contribution to Dakota Access to fund our 25% share of Dakota Access’ debt repayment in April 2022.

•Continued development of additional Gulf Coast fractionation capacity at our Sweeny Hub.

•Spending associated with other return, reliability, and maintenance projects in our Transportation and NGL businesses.

Chemicals
During the first three months of 2022, on a 100% basis, CPChem’s capital expenditures and investments were $225 million. The capital spending was primarily for the development of petrochemical projects on the U.S. Gulf Coast and in the Middle East, as well as sustaining, debottlenecking and optimization projects on existing assets. CPChem’s capital program was self-funded, and we expect CPChem to continue self-funding its capital program for the remainder of 2022.

Refining
Capital spending for the Refining segment during the first three months of 2022 was primarily for refinery upgrade projects to enhance the yield of high-value products, renewable diesel projects, improvements to the operating integrity of key processing units, and safety-related projects.

Major capital activities included:

•Installation of facilities to improve product value at the Lake Charles refinery.

•Engineering of facilities to produce biofuels at the San Francisco refinery.

Marketing and Specialties
Capital spending for the M&S segment during the first three months of 2022 was primarily for the continued development and enhancement of retail sites in Europe and for Lubricants reliability and maintenance projects.

Corporate and Other
Capital spending for Corporate and Other during the first three months of 2022 was primarily for information technology and facilities.

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

Environmental
Like other companies in our industry, we are subject to numerous international, federal, state and local environmental laws and regulations. For a discussion of the most significant international and federal environmental laws and regulations to which we are subject, see the “Environmental” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2021 Annual Report on Form 10-K.

We are required to purchase RINs in the open market to satisfy the portion of our obligation under the Renewable Fuel Standard (RFS) that is not fulfilled by blending renewable fuels into the motor fuels we produce. For the three months ended March 31, 2022 and 2021, we incurred expenses of $152 million and $165 million, respectively, associated with our obligation to purchase RINs in the open market to comply with the RFS for our wholly owned refineries. These expenses are included in the “Purchased crude oil and products” line item on our consolidated statement of operations. Our jointly owned refineries also incurred expenses associated with the purchase of RINs in the open market, of which our share was $85 million and $63 million for the three months ended March 31, 2022 and 2021, respectively. These expenses are included in the “Equity in earnings of affiliates” line item on our consolidated statement of operations. The amount of these expenses and fluctuations between periods is primarily driven by the market price of RINs, refinery production, blending activities and renewable volume obligation requirements.

We occasionally receive requests for information or notices of potential liability from the EPA and state environmental agencies alleging that we are a potentially responsible party under the Federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or an equivalent state statute. On occasion, we also have been made a party to cost recovery litigation by those agencies or by private parties. These requests, notices and lawsuits assert potential liability for remediation costs at various sites that typically are not owned by us, but allegedly contain wastes attributable to our past operations. At December 31, 2021, we reported that we had been notified of potential liability under CERCLA and comparable state laws at 25 sites within the United States. In the first quarter of 2022, we were notified of one site that was deemed resolved and closed, accordingly, leaving 24 unresolved sites with potential liability at March 31, 2022.

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

For examples of legislation and regulation or precursors for possible regulation that do or could affect our operations, see the “Climate Change” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2021 Annual Report on Form 10-K.

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

In February 2022, we announced our intention by 2050 to reduce the GHG emissions intensity for Scope 1 and Scope 2 emissions from our operations by 50% compared to 2019 levels. This new target builds upon our previously announced 2030 GHG emissions intensity targets to reduce Scope 1 and Scope 2 emissions from our operations by 30% and Scope 3 emissions from our energy products by 15% compared to 2019 levels.

GUARANTOR FINANCIAL INFORMATION
At March 31, 2022, Phillips 66 had $10.3 billion of senior unsecured notes outstanding guaranteed by Phillips 66 Company, a direct, wholly owned operating subsidiary of Phillips 66. Phillips 66 conducts substantially all of its operations through subsidiaries, including Phillips 66 Company, and those subsidiaries generate substantially all of its operating income and cash flow. The guarantees (1) are unsecured obligations of Phillips 66 Company, (2) rank equally with all of Phillips 66 Company’s other unsecured and unsubordinated indebtedness, and (3) are full and unconditional.

See the “Significant Sources of Capital” section for additional information regarding the Exchange Offers by Phillips 66 Company for existing senior notes of Phillips 66 Partners that are expected to be settled in May 2022.

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

The summarized results of operations for the three months ended March 31, 2022, and the summarized financial position at March 31, 2022, and December 31, 2021, for the Obligor Group on a combined basis were:

Summarized Combined Statement of Operations	Millions of Dollars
Three Months Ended March 31, 2022
Sales and other operating revenues	$28,640
Revenues and other income—non-guarantor subsidiaries	867
Purchased crude oil and products—third parties	16,892
Purchased crude oil and products—related parties	4,646
Purchased crude oil and products—non-guarantor subsidiaries	6,000
Income before income taxes	433
Net income	341

	Millions of Dollars
Summarized Combined Balance Sheet	March 31 2022	December 31 2021
Accounts and notes receivable—third parties	$5,732	3,772
Accounts and notes receivable—related parties	1,631	1,289
Due from non-guarantor subsidiaries, current	970	456
Total current assets	14,452	10,080
Investments and long-term receivables	10,241	10,324
Net properties, plants and equipment	11,522	11,541
Goodwill	1,047	1,047
Due from non-guarantor subsidiaries, noncurrent	3,068	5,699
Other assets associated with non-guarantor subsidiaries	2,466	2,565
Total noncurrent assets	30,103	32,935
Total assets	44,555	43,015

Due to non-guarantor subsidiaries, current	$3,301	2,227
Total current liabilities	14,259	10,551
Long-term debt	9,370	9,364
Due to non-guarantor subsidiaries, noncurrent	6,711	9,341
Total noncurrent liabilities	21,472	24,094
Total liabilities	35,731	34,645
Total equity	8,824	8,370
Total liabilities and equity	44,555	43,015

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

	Millions of Dollars, Except as Indicated
Realized Refining Margins	Atlantic Basin/ Europe	Gulf Coast	Central Corridor	West Coast	Worldwide

Three Months Ended March 31, 2022
Income (loss) before income taxes	$143	4	(135)	111	123
Plus:
Taxes other than income taxes	19	27	18	24	88
Depreciation, amortization and impairments	52	51	35	60	198
Selling, general and administrative expenses	14	11	14	9	48
Operating expenses	296	307	184	305	1,092
Equity in losses of affiliates	3	2	16	—	21
Other segment (income) expense, net	12	—	(4)	1	9
Proportional share of refining gross margins contributed by equity affiliates	23	—	205	—	228
Realized refining margins	$562	402	333	510	1,807

Total processed inputs (thousands of barrels)	48,015	52,151	23,691	28,877	152,734
Adjusted total processed inputs (thousands of barrels)*	48,015	52,151	42,267	28,877	171,310

Income (loss) before income taxes per barrel (dollars per barrel)**	$2.98	0.08	(5.70)	3.84	0.81
Realized refining margins (dollars per barrel)***	11.71	7.71	7.89	17.68	10.55

Three Months Ended March 31, 2021
Loss before income taxes	$(153)	(253)	(248)	(386)	(1,040)
Plus:
Taxes other than income taxes	20	27	15	23	85
Depreciation, amortization and impairments	52	77	34	54	217
Selling, general and administrative expenses	14	10	7	11	42
Operating expenses	230	321	205	382	1,138
Equity in losses of affiliates	2	3	117	—	122
Other segment (income) expense, net	—	—	(2)	2	—
Proportional share of refining gross margins contributed by equity affiliates	43	—	86	—	129
Realized refining margins	$208	185	214	86	693

Total processed inputs (thousands of barrels)	42,826	54,560	19,754	25,917	143,057
Adjusted total processed inputs (thousands of barrels)*	42,826	54,560	35,711	25,917	159,014

Loss before income taxes per barrel (dollars per barrel)**	$(3.57)	(4.64)	(12.55)	(14.89)	(7.27)
Realized refining margins (dollars per barrel)***	4.86	3.39	5.97	3.33	4.36
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

	Millions of Dollars, Except as Indicated
	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
	U.S.	International	U.S.	International
Realized Marketing Fuel Margins
Income before income taxes	$191	23	199	48
Plus:
Depreciation and amortization	3	18	3	19
Selling, general and administrative expenses	182	63	165	60
Equity in earnings of affiliates	(7)	(26)	(2)	(24)
Other operating revenues*	(107)	(12)	(86)	(5)
Other expense, net	6	4	4	1
Marketing margins	268	70	283	99
Less: margin for nonfuel related sales	—	13	—	13
Realized marketing fuel margins	$268	57	283	86

Total fuel sales volumes (thousands of barrels)	169,196	24,926	145,794	21,474

Income before income taxes per barrel (dollars per barrel)	$1.13	0.92	1.36	2.24
Realized marketing fuel margins (dollars per barrel)**	1.59	2.30	1.94	4.01
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
We based the forward-looking statements on our current expectations, estimates and projections about us, our operations, our joint ventures and entities in which we have equity interests, as well as the industries in which we and they operate in general. We caution you these statements are not guarantees of future performance as they involve assumptions that, while made in good faith, may prove to be incorrect, and involve risks and uncertainties we cannot predict. In addition, we based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, our actual outcomes and results may differ materially from what we have expressed or forecast in the forward-looking statements. Any differences could result from a variety of factors, including the following:
•The negative impact on commercial activity and demand for refined petroleum products from any widespread public health crisis, as well as the extent and duration of recovery of economies and demand for our products following any such crisis.
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
•Potential disruption or damage to our facilities as a result of significant storms, flooding or other destructive climate events.
•The inability to meet our sustainability goals, including reducing our GHG emissions intensity, developing and protecting new technologies, and commercializing lower-carbon opportunities.

•General domestic and international economic and political developments including armed hostilities, expropriation of assets, and other political, economic or diplomatic developments, including those caused by public health issues, outbreaks of diseases and pandemics.
•Failure of new products and services to achieve market acceptance.
•International monetary conditions and exchange controls.
•Substantial investments required, or reduced demand for products, as a result of existing or future environmental rules and regulations, including GHG emissions reductions and reduced consumer demand for refined petroleum products.
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
•The factors generally described in Item 1A.—Risk Factors in our 2021 Annual Report on Form 10-K.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our commodity price risk and interest rate risk at March 31, 2022, did not differ materially from the risks disclosed under Item 7A of our 2021 Annual Report on Form 10-K.

Item 4.   CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported within the time periods specified in U.S. Securities and Exchange Commission (SEC) rules and forms, and that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. As of March 31, 2022, with the participation of management, our Chairman and Chief Executive Officer and our Executive Vice President, Finance and Chief Financial Officer carried out an evaluation, pursuant to Rule 13a-15(b) of the Act, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our Chairman and Chief Executive Officer and our Executive Vice President, Finance and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of March 31, 2022.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, in the quarterly period ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

From time to time, we may be involved in litigation and claims arising out of our operations in the normal course of business. Additionally, Item 103 of Regulation S-K promulgated by the SEC requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings and such proceedings involve potential monetary sanctions that we reasonably believe will be in excess of $300,000. During the first quarter of 2022, there were no such new matters that arose and there were no material developments that occurred with respect to matters previously reported but still unresolved. We do not currently believe that the eventual outcome of any matters previously reported but still unresolved, individually or in the aggregate, could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

See Note 10—Contingencies and Commitments, in the Notes to Consolidated Financial Statements, for additional information.

Item 1A.   RISK FACTORS

There were no material changes from the risk factors disclosed in Item 1A of our 2021 Annual Report on Form 10-K.

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
In March 2020, we announced that we had temporarily suspended our share repurchases. As of March 31, 2022, we had $2,514 million remaining on our existing share repurchase authorization, which has no expiration date. In April 2022, we announced plans to resume our share repurchase program in the second quarter of 2022. Any future share repurchases will be made at the discretion of management and will depend on various factors including our share price, results of operations, financial condition and cash required for future business plans.

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

Date: April 29, 2022