Form 10-Q
period 2022-06-30
Phillips 66
filed 2022-07-29
CIK 1534701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	001-35349

Phillips 66
(Exact name of registrant as specified in its charter)

Delaware	45-3779385
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The registrant had 481,051,097 shares of common stock, $0.01 par value, outstanding as of June 30, 2022.

PHILLIPS 66

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Consolidated Statement of Operations	Phillips 66

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
Revenues and Other Income
Sales and other operating revenues	$48,577	27,002	84,756	48,629
Equity in earnings of affiliates	917	830	1,602	1,115
Net gain on dispositions	—	2	1	2
Other income (loss)	(185)	51	(328)	66
Total Revenues and Other Income	49,309	27,885	86,031	49,812

Costs and Expenses
Purchased crude oil and products	42,645	25,218	76,140	45,283
Operating expenses	1,431	1,175	2,771	2,555
Selling, general and administrative expenses	488	433	921	841
Depreciation and amortization	359	364	697	720
Impairments	2	—	2	198
Taxes other than income taxes	118	119	267	258
Accretion on discounted liabilities	6	6	12	12
Interest and debt expense	133	143	268	289
Foreign currency transaction (gains) losses	21	(9)	19	(9)
Total Costs and Expenses	45,203	27,449	81,097	50,147
Income (loss) before income taxes	4,106	436	4,934	(335)
Income tax expense (benefit)	924	62	1,095	(70)
Net Income (Loss)	3,182	374	3,839	(265)
Less: net income attributable to noncontrolling interests	15	78	90	93
Net Income (Loss) Attributable to Phillips 66	$3,167	296	3,749	(358)

Net Income (Loss) Attributable to Phillips 66 Per Share of Common Stock (dollars)
Basic	$6.55	0.66	8.03	(0.83)
Diluted	6.53	0.66	8.00	(0.83)

Weighted-Average Common Shares Outstanding (thousands)
Basic	483,088	439,940	466,286	439,722
Diluted	485,035	440,396	468,338	439,722
See Notes to Consolidated Financial Statements.

Consolidated Statement of Comprehensive Income (Loss)	Phillips 66

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021

Net Income (Loss)	$3,182	374	3,839	(265)
Other comprehensive income (loss)
Defined benefit plans
Net actuarial gain (loss) arising during the period	(13)	210	(13)	210
Amortization of net actuarial loss, prior service credit and settlements	40	47	51	69
Plans sponsored by equity affiliates	1	23	6	29
Income taxes on defined benefit plans	(5)	(68)	(8)	(74)
Defined benefit plans, net of income taxes	23	212	36	234
Foreign currency translation adjustments	(245)	19	(327)	4
Income taxes on foreign currency translation adjustments	3	—	3	—
Foreign currency translation adjustments, net of income taxes	(242)	19	(324)	4
Cash flow hedges	—	1	—	3
Income taxes on hedging activities	—	(1)	—	(1)
Hedging activities, net of income taxes	—	—	—	2
Other Comprehensive Income (Loss), Net of Income Taxes	(219)	231	(288)	240
Comprehensive Income (Loss)	2,963	605	3,551	(25)
Less: comprehensive income attributable to noncontrolling interests	15	78	90	93
Comprehensive Income (Loss) Attributable to Phillips 66	$2,948	527	3,461	(118)
See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet	Phillips 66

	Millions of Dollars
	June 30 2022	December 31 2021
Assets
Cash and cash equivalents	$2,809	3,147
Accounts and notes receivable (net of allowances of $62 million in 2022 and $44 million in 2021)	10,759	6,138
Accounts and notes receivable—related parties	2,634	1,332
Inventories	4,580	3,394
Prepaid expenses and other current assets	1,710	686
Total Current Assets	22,492	14,697
Investments and long-term receivables	14,176	14,471
Net properties, plants and equipment	22,229	22,435
Goodwill	1,486	1,484
Intangibles	812	813
Other assets	1,617	1,694
Total Assets	$62,812	55,594

Liabilities
Accounts payable	$12,513	7,629
Accounts payable—related parties	1,139	832
Short-term debt	526	1,489
Accrued income and other taxes	1,723	1,254
Employee benefit obligations	494	638
Other accruals	1,213	959
Total Current Liabilities	17,608	12,801
Long-term debt	12,443	12,959
Asset retirement obligations and accrued environmental costs	708	727
Deferred income taxes	5,444	5,475
Employee benefit obligations	971	1,055
Other liabilities and deferred credits	1,065	940
Total Liabilities	38,239	33,957

Equity
Common stock (2,500,000,000 shares authorized at $0.01 par value) Issued (2022—651,697,833 shares; 2021—650,026,318 shares)
Par value	7	7
Capital in excess of par	19,717	20,504
Treasury stock (at cost: 2022—170,646,736 shares; 2021—211,771,827 shares)	(13,802)	(17,116)
Retained earnings	19,087	16,216
Accumulated other comprehensive loss	(733)	(445)
Total Stockholders’ Equity	24,276	19,166
Noncontrolling interests	297	2,471
Total Equity	24,573	21,637
Total Liabilities and Equity	$62,812	55,594
See Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows	Phillips 66

	Millions of Dollars
	Six Months Ended June 30
	2022	2021
Cash Flows From Operating Activities
Net income (loss)	$3,839	(265)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	697	720
Impairments	2	198
Accretion on discounted liabilities	12	12
Deferred income taxes	290	163
Undistributed equity earnings	(490)	(1)
Net gain on dispositions	(1)	(2)
Unrealized investment loss	390	—
Other	120	258
Working capital adjustments
Accounts and notes receivable	(5,634)	(1,518)
Inventories	(1,265)	(821)
Prepaid expenses and other current assets	(1,030)	(413)
Accounts payable	5,285	3,482
Taxes and other accruals	704	201
Net Cash Provided by Operating Activities	2,919	2,014

Cash Flows From Investing Activities
Capital expenditures and investments	(746)	(711)
Return of investments in equity affiliates	48	158
Proceeds from asset dispositions	2	24
Advances/loans—related parties	(75)	(245)
Collection of advances/loans—related parties	101	—
Other	(49)	(45)
Net Cash Used in Investing Activities	(719)	(819)

Cash Flows From Financing Activities
Issuance of debt	—	465
Repayment of debt	(1,481)	(979)
Issuance of common stock	67	24
Repurchase of common stock	(66)	—
Dividends paid on common stock	(871)	(788)
Distributions to noncontrolling interests	(101)	(158)
Repurchase of noncontrolling interests	—	(24)
Other	(37)	(27)
Net Cash Used in Financing Activities	(2,489)	(1,487)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(49)	(15)

Net Change in Cash and Cash Equivalents	(338)	(307)
Cash and cash equivalents at beginning of period	3,147	2,514
Cash and Cash Equivalents at End of Period	$2,809	2,207
See Notes to Consolidated Financial Statements.

Consolidated Statement of Changes in Equity	Phillips 66

	Millions of Dollars
	Three Months Ended June 30
	Attributable to Phillips 66
	Common Stock
	Par Value	Capital in Excess of Par	Treasury Stock	Retained Earnings	Accum. Other Comprehensive Loss	Noncontrolling Interests	Total

March 31, 2022	$7	19,667	(13,736)	16,391	(514)	306	22,121
Net income	—	—	—	3,167	—	15	3,182
Other comprehensive loss	—	—	—	—	(219)	—	(219)
Dividends paid on common stock ($0.97 per share)	—	—	—	(467)	—	—	(467)
Repurchase of common stock	—	—	(66)	—	—	—	(66)
Benefit plan activity	—	82	—	(4)	—	—	78
Distributions to noncontrolling interests	—	—	—	—	—	(24)	(24)
Acquisition of noncontrolling interest in Phillips 66 Partners LP	—	(32)	—	—	—	—	(32)
June 30, 2022	$7	19,717	(13,802)	19,087	(733)	297	24,573

March 31, 2021	$6	20,420	(17,116)	15,449	(780)	2,478	20,457
Net income	—	—	—	296	—	78	374
Other comprehensive income	—	—	—	—	231	—	231
Dividends paid on common stock ($0.90 per share)	—	—	—	(394)	—	—	(394)
Benefit plan activity	—	43	—	(4)	—	—	39
Distributions to noncontrolling interests	—	—	—	—	—	(82)	(82)
Repurchase of noncontrolling interests	—	—	—	(2)	—	(21)	(23)
June 30, 2021	$6	20,463	(17,116)	15,345	(549)	2,453	20,602

	Shares
	Three Months Ended June 30
	Common Stock Issued	Treasury Stock

March 31, 2022	651,046,617	169,946,591
Repurchase of common stock	—	700,145
Shares issued—share-based compensation	651,216	—
June 30, 2022	651,697,833	170,646,736

March 31, 2021	649,638,881	211,771,827
Shares issued—share-based compensation	122,354	—
June 30, 2021	649,761,235	211,771,827
See Notes to Consolidated Financial Statements.

Consolidated Statement of Changes in Equity	Phillips 66

	Millions of Dollars
	Six Months Ended June 30
	Attributable to Phillips 66
	Common Stock
	Par Value	Capital in Excess of Par	Treasury Stock	Retained Earnings	Accum. Other Comprehensive Loss	Noncontrolling Interests	Total

December 31, 2021	$7	20,504	(17,116)	16,216	(445)	2,471	21,637
Net income	—	—	—	3,749	—	90	3,839
Other comprehensive loss	—	—	—	—	(288)	—	(288)
Dividends paid on common stock ($1.89 per share)	—	—	—	(871)	—	—	(871)
Repurchase of common stock	—	—	(66)	—	—	—	(66)
Benefit plan activity	—	114	—	(7)	—	—	107
Distributions to noncontrolling interests	—	—	—	—	—	(101)	(101)
Acquisition of noncontrolling interest in Phillips 66 Partners LP	—	(901)	3,380	—	—	(2,163)	316
June 30, 2022	$7	19,717	(13,802)	19,087	(733)	297	24,573

December 31, 2020	$6	20,383	(17,116)	16,500	(789)	2,539	21,523
Net income (loss)	—	—	—	(358)	—	93	(265)
Other comprehensive income	—	—	—	—	240	—	240
Dividends paid on common stock ($1.80 per share)	—	—	—	(788)	—	—	(788)
Benefit plan activity	—	80	—	(7)	—	—	73
Distributions to noncontrolling interests	—	—	—	—	—	(158)	(158)
Repurchase of noncontrolling interests	—	—	—	(2)	—	(21)	(23)
June 30, 2021	$6	20,463	(17,116)	15,345	(549)	2,453	20,602

	Shares
	Six Months Ended June 30
	Common Stock Issued	Treasury Stock

December 31, 2021	650,026,318	211,771,827
Repurchase of common stock	—	700,145
Shares issued—share-based compensation	1,671,515	—
Shares issued—acquisition of noncontrolling interest in Phillips 66 Partners LP	—	(41,825,236)
June 30, 2022	651,697,833	170,646,736

December 31, 2020	648,643,223	211,771,827
Shares issued—share-based compensation	1,118,012	—
June 30, 2021	649,761,235	211,771,827
See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements	Phillips 66

Note 1—Interim Financial Information

The unaudited interim financial information presented in the financial statements included in this report is prepared in accordance with generally accepted accounting principles in the United States (GAAP) and includes all known accruals and adjustments necessary, in the opinion of management, for a fair presentation of the consolidated financial position of Phillips 66 and its results of operations and cash flows for the periods presented. Unless otherwise specified, all such adjustments are of a normal and recurring nature. Certain notes and other information have been condensed or omitted from the interim financial statements included in this report. Therefore, these interim financial statements should be read in conjunction with the consolidated financial statements and notes included in our 2021 Annual Report on Form 10-K. The results of operations for the three and six months ended June 30, 2022, are not necessarily indicative of the results expected for the full year.

On March 9, 2022, we completed the merger between us and Phillips 66 Partners LP (Phillips 66 Partners). See Note 18—Phillips 66 Partners LP, for additional information on the merger transaction.

Note 2—Sales and Other Operating Revenues

Disaggregated Revenues
The following tables present our disaggregated sales and other operating revenues:

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
Product Line and Services
Refined petroleum products	$39,410	21,876	68,792	38,219
Crude oil resales	5,793	3,204	9,548	6,393
Natural gas liquids (NGL)	3,255	1,943	6,485	3,717
Services and other*	119	(21)	(69)	300
Consolidated sales and other operating revenues	$48,577	27,002	84,756	48,629

Geographic Location**
United States	$38,899	21,297	67,784	37,909
United Kingdom	5,043	2,835	8,683	5,122
Germany	1,793	1,038	3,175	1,855
Other foreign countries	2,842	1,832	5,114	3,743
Consolidated sales and other operating revenues	$48,577	27,002	84,756	48,629
* Includes derivatives-related activities. See Note 11—Derivatives and Financial Instruments, for additional information.
** Sales and other operating revenues are attributable to countries based on the location of the operations generating the revenues.

Contract-Related Assets and Liabilities
At June 30, 2022, and December 31, 2021, receivables from contracts with customers were $11,043 million and $6,140 million, respectively. Significant noncustomer balances, such as buy/sell receivables and excise tax receivables, were excluded from these amounts.

Our contract-related assets also include payments we make to our marketing customers related to incentive programs. An incentive payment is initially recognized as an asset and subsequently amortized as a reduction to revenue over the contract term, which generally ranges from 5 to 15 years. At June 30, 2022, and December 31, 2021, our asset balances related to such payments were $480 million and $466 million, respectively.

Our contract liabilities represent advances from our customers prior to product or service delivery. At June 30, 2022, and December 31, 2021, contract liabilities were not material.

Remaining Performance Obligations
Most of our contracts with customers are spot contracts or term contracts with only variable consideration. We do not disclose remaining performance obligations for these contracts as the expected duration is one year or less or because the variable consideration has been allocated entirely to an unsatisfied performance obligation. We also have certain contracts in our Midstream segment that include minimum volume commitments with fixed pricing. At June 30, 2022, the remaining performance obligations related to these minimum volume commitment contracts were immaterial.

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

At June 30, 2022, and December 31, 2021, we reported $13,393 million and $7,470 million of accounts and notes receivable, respectively, net of allowances of $62 million and $44 million, respectively. Based on an aging analysis at June 30, 2022, more than 95% of our accounts receivable were outstanding less than 60 days.

We are also exposed to credit losses from off-balance sheet exposures, such as guarantees of joint venture debt and standby letters of credit. See Note 9—Guarantees, and Note 10—Contingencies and Commitments, for more information on these off-balance sheet exposures.

Note 4—Inventories

Inventories consisted of the following:

	Millions of Dollars
	June 30 2022	December 31 2021

Crude oil and petroleum products	$4,223	3,024
Materials and supplies	357	370
	$4,580	3,394

Inventories valued on the last-in, first-out (LIFO) basis totaled $4,005 million and $2,792 million at June 30, 2022, and December 31, 2021, respectively. The estimated excess of current replacement cost over LIFO cost of inventories amounted to approximately $10.5 billion and $5.7 billion at June 30, 2022, and December 31, 2021, respectively.

Certain planned reductions in inventory that are not expected to be replaced by the end of the year cause liquidations of LIFO inventory values. LIFO inventory liquidations increased our net income by $3 million and $43 million in the three and six months ended June 30, 2022, respectively. LIFO inventory liquidations decreased our net income by $54 million in the second quarter of 2021, and increased our net loss by $82 million in the first six months of 2021.

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

Dakota Access and ETCO have guaranteed repayment of senior unsecured notes issued by a wholly owned subsidiary of Dakota Access in March 2019. On April 1, 2022, Dakota Access’ wholly owned subsidiary repaid $650 million aggregate principal amount of its outstanding senior notes upon maturity. We funded our 25% share, or $163 million, with a capital contribution of $89 million in March 2022 and $74 million of distributions we elected not to receive from Dakota Access in the first quarter of 2022. At June 30, 2022, the aggregate principal amount outstanding of Dakota Access’ senior unsecured notes was $1.85 billion.

In conjunction with the notes offering, Phillips 66 Partners, now a wholly owned subsidiary of Phillips 66, and its co-venturers in Dakota Access also provided a Contingent Equity Contribution Undertaking (CECU). Under the CECU, the co-venturers may be severally required to make proportionate equity contributions to Dakota Access if there is an unfavorable final judgment in the above-mentioned ongoing litigation. At June 30, 2022, our 25% share of the maximum potential equity contributions under the CECU was approximately $467 million.

If the pipeline is required to cease operations, and should Dakota Access and ETCO not have sufficient funds to pay ongoing expenses, we could be required to support our 25% share of the ongoing expenses, including scheduled interest payments on the notes of approximately $20 million annually, in addition to the potential obligations under the CECU at June 30, 2022.

At June 30, 2022, the aggregate book value of our investments in Dakota Access and ETCO was $704 million.

CF United LLC (CF United)
We hold a 50% voting interest and a 48% economic interest in CF United, a retail marketing joint venture with operations primarily on the U.S. West Coast. CF United is considered a variable interest entity (VIE) because our co-venturer has an option to require us to purchase its interest based on a fixed multiple. The put option becomes effective July 1, 2023, and expires on March 31, 2024. The put option is viewed as a variable interest as the purchase price on the exercise date may not represent the then-current fair value of CF United. We have determined that we are not the primary beneficiary because we and our co-venturer jointly direct the activities of CF United that most significantly impact economic performance. At June 30, 2022, our maximum exposure to loss was comprised of our $280 million investment in CF United, and any potential future loss resulting from the put option should the purchase price based on a fixed multiple exceed the then-current fair value of CF United.

OnCue Holdings, LLC (OnCue)
We hold a 50% interest in OnCue, a joint venture that owns and operates retail convenience stores. We fully guaranteed various debt agreements of OnCue and our co-venturer did not participate in the guarantees. This entity is considered a VIE because our debt guarantees resulted in OnCue not being exposed to all potential losses. We have determined we are not the primary beneficiary because we do not have the power to direct the activities that most significantly impact economic performance. At June 30, 2022, our maximum exposure to loss was $201 million, which represented the book value of our investment in OnCue of $129 million and guaranteed debt obligations of $72 million.

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

Other Investments
In September 2021, we acquired 78 million ordinary shares, representing a 16% ownership interest, in NOVONIX Limited (NOVONIX), which are traded on the Australian Securities Exchange. NOVONIX is a Brisbane, Australia-based company that develops technology and supplies materials for lithium-ion batteries. Since we do not have significant influence over the operating and financial policies of NOVONIX and the shares we own have a readily determinable fair value, our investment is recorded at fair value at the end of each reporting period. The fair value of our investment is recorded in the “Investments and long-term receivables” line item on our consolidated balance sheet. The change in the fair value of our investment due to fluctuations in NOVONIX’s stock price, or unrealized investment losses, is recorded in the “Other income (loss)” line item of our consolidated statement of operations, while changes due to foreign currency fluctuations are recorded in the “Foreign currency transaction (gains) losses” line item on our consolidated statement of operations. The fair value of our investment in NOVONIX was $122 million at June 30, 2022. The fair value of our investment in NOVONIX declined by $240 million and $398 million during the three and six months ended June 30, 2022, respectively, reflecting unrealized investment losses of $221 million and $390 million and unrealized foreign currency losses of $19 million and $8 million, respectively. See Note 12—Fair Value Measurements, for additional information regarding the recurring fair value measurement of our investment in NOVONIX.

Related Party Loans
We and our co-venturer have provided member loans to WRB Refining LP (WRB). In April 2022, we and our co-venturer provided additional member loans to WRB; our 50% share was $75 million. In June 2022, WRB repaid a portion of the outstanding member loan balance; our 50% share was $100 million. At June 30, 2022, our 50% share of the outstanding member loan balance, including accrued interest, was $570 million.

Note 6—Properties, Plants and Equipment

Our gross investment in properties, plants and equipment (PP&E) and the associated accumulated depreciation and amortization (Accum. D&A) balances were as follows:

	Millions of Dollars
	June 30, 2022			December 31, 2021
	Gross PP&E	Accum. D&A	Net PP&E	Gross PP&E	Accum. D&A	Net PP&E

Midstream	$13,367	3,861	9,506	12,524	3,064	9,460
Chemicals	—	—	—	—	—	—
Refining	23,223	12,043	11,180	23,878	12,517	11,361
Marketing and Specialties	1,736	1,012	724	1,819	1,035	784
Corporate and Other	1,600	781	819	1,576	746	830
	$39,926	17,697	22,229	39,797	17,362	22,435

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

	Three Months Ended June 30				Six Months Ended June 30
	2022		2021		2022		2021
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Amounts Attributed to Phillips 66 Common Stockholders (millions):
Net income (loss) attributable to Phillips 66	$3,167	3,167	296	296	3,749	3,749	(358)	(358)
Income allocated to participating securities	(3)	—	(3)	(3)	(5)	—	(6)	(6)
Premium paid for the repurchase of noncontrolling interests	—	—	(2)	(2)	—	—	(2)	(2)
Net income (loss) available to common stockholders	$3,164	3,167	291	291	3,744	3,749	(366)	(366)

Weighted-average common shares outstanding (thousands):	481,105	483,088	437,909	439,940	464,249	466,286	437,639	439,722
Effect of share-based compensation	1,983	1,947	2,031	456	2,037	2,052	2,083	—
Weighted-average common shares outstanding—EPS	483,088	485,035	439,940	440,396	466,286	468,338	439,722	439,722

Earnings (Loss) Per Share of Common Stock (dollars)	$6.55	6.53	0.66	0.66	8.03	8.00	(0.83)	(0.83)

On March 9, 2022, we completed the merger between us and Phillips 66 Partners. The merger resulted in the acquisition of all limited partnership interests in Phillips 66 Partners not already owned by us in exchange for approximately 42 million shares of Phillips 66 common stock issued from treasury stock. See Note 18—Phillips 66 Partners LP, for additional information on the merger transaction.

Note 8—Debt

Short-term and long-term debt consisted of the following:

	Millions of Dollars
	June 30, 2022				December 31, 2021
	Phillips 66	Phillips 66 Company	Phillips 66 Partners	Total	Phillips 66	Phillips 66 Partners	Total

4.300% Senior Notes due April 2022	$—	—	—	—	1,000	—	1,000
3.700% Senior Notes due April 2023	500	—	—	500	500	—	500
0.900% Senior Notes due February 2024	800	—	—	800	800	—	800
2.450% Senior Notes due December 2024	—	277	23	300	—	300	300
3.605% Senior Notes due February 2025	—	441	59	500	—	500	500
3.850% Senior Notes due April 2025	650	—	—	650	650	—	650
1.300% Senior Notes due February 2026	500	—	—	500	500	—	500
3.550% Senior Notes due October 2026	—	458	42	500	—	500	500
3.750% Senior Notes due March 2028	—	427	73	500	—	500	500
3.900% Senior Notes due March 2028	800	—	—	800	800	—	800
3.150% Senior Notes due December 2029	—	570	30	600	—	600	600
2.150% Senior Notes due December 2030	850	—	—	850	850	—	850
4.650% Senior Notes due November 2034	1,000	—	—	1,000	1,000	—	1,000
5.875% Senior Notes due May 2042	1,500	—	—	1,500	1,500	—	1,500
4.875% Senior Notes due November 2044	1,700	—	—	1,700	1,700	—	1,700
4.680% Senior Notes due February 2045	—	442	8	450	—	450	450
4.900% Senior Notes due October 2046	—	605	20	625	—	625	625
3.300% Senior Notes due March 2052	1,000	—	—	1,000	1,000	—	1,000
Floating Rate Term Loan due April 2022 at 0.978% at year-end 2021	—	—	—	—	—	450	450
Floating Rate Advance Term Loan due December 2034 at 0.831% and 0.699% at June 30, 2022 and year-end 2021, respectively—related party	25	—	—	25	25	—	25
Other	1	—	—	1	1	—	1
Debt at face value	9,326	3,220	255	12,801	10,326	3,925	14,251
Finance leases				256			290
Software obligations				19			16
Net unamortized discounts and debt issuance costs				(107)			(109)
Total debt				12,969			14,448
Short-term debt				(526)			(1,489)
Long-term debt				$12,443			12,959

2022 Activities
Revolving Credit Facilities
On June 23, 2022, we entered into a new $5 billion revolving credit facility (the Facility) with Phillips 66 Company as the borrower and Phillips 66 as the guarantor and a scheduled maturity date of June 22, 2027. The Facility replaced our previous $5 billion revolving credit facility with Phillips 66 as the borrower and Phillips 66 Company as the guarantor. The Facility contains usual and customary covenants that are similar to the previous revolving credit facility, including a maximum consolidated net debt-to-capitalization ratio of 65% as of the last day of each fiscal quarter. We have the option to increase the overall capacity to $6 billion, subject to certain conditions. We also have the option to extend the scheduled maturity of the Facility for up to two additional one-year terms, subject to, among other things, the consent of the lenders holding the majority of the commitments and of each lender extending its commitment. Outstanding borrowings under the Facility bear interest at either (a) the Adjusted Term Secured Overnight Financing Rate (as described in the Facility) in effect from time to time plus the applicable margin; or (b) the reference rate (as described in the Facility) plus the applicable margin. The Facility also provides for customary fees, including commitment fees. The pricing levels for the commitment fees and interest-rate margins are determined based on the ratings in effect for our senior unsecured long-term debt from time to time. We may at any time prepay outstanding borrowings, in whole or in part, without premium or penalty. At June 30, 2022, no amount has been drawn under the Facility.

In connection with entering into the Facility, we terminated Phillips 66 Partners’ $750 million revolving credit facility.

Debt Exchange
On May 5, 2022, Phillips 66 Company, a wholly owned subsidiary of Phillips 66, completed offers to exchange (the Exchange Offers) all validly tendered notes of seven different series of notes issued by Phillips 66 Partners (collectively, the Old Notes), with an aggregate principal amount of approximately $3.5 billion, for notes issued by Phillips 66 Company (collectively, the New Notes). The New Notes are fully and unconditionally guaranteed by Phillips 66 and rank equally with Phillips 66 Company’s other unsecured and unsubordinated indebtedness, and the guarantees rank equally with Phillips 66’s other unsecured and unsubordinated indebtedness.

Old Notes with an aggregate principal amount of approximately $3.2 billion were tendered in the Exchange Offers. The New Notes have the same interest rates, interest payment dates and maturity dates as the Old Notes. Holders that validly tendered before the end of the early participation period on April 19, 2022 (the Early Participation Date), received New Notes with an aggregate principal amount equivalent to the Old Notes, while holders that validly tendered after the Early Participation Date, but before the Expiration Date, received New Notes with an aggregate principal amount 3% less than the Old Notes. Substantially all of the Old Notes exchanged were tendered during the Early Participation Period.

Debt Repayments
In April 2022, upon maturity, Phillips 66 repaid its 4.300% senior notes with an aggregate principal amount of $1.0 billion and Phillips 66 Partners repaid its $450 million term loan.

2021 Activities
In April 2021, Phillips 66 Partners entered into a $450 million term loan agreement with a one-year term and borrowed the full amount. The term loan agreement was repaid upon maturity in April 2022 without premium or penalty.

In April 2021, Phillips 66 Partners repaid $50 million of its tax-exempt bonds upon maturity.

In February 2021, Phillips 66 repaid $500 million outstanding principal balance of its floating-rate senior notes upon maturity.

Note 9—Guarantees

At June 30, 2022, we were liable for certain contingent obligations under various contractual arrangements as described below. We recognize a liability for the fair value of our obligation as a guarantor for newly issued or modified guarantees. Unless the carrying amount of the liability is noted below, we have not recognized a liability either because the guarantees were issued prior to December 31, 2002, or because the fair value of the obligation is immaterial. In addition, unless otherwise stated, we are not currently performing with any significance under the guarantees and expect future performance to be either immaterial or have only a remote chance of occurrence.

Lease Residual Value Guarantees
Under the operating lease agreement for our headquarters facility in Houston, Texas, we have the option, at the end of the lease term in September 2025, to request to renew the lease, purchase the facility or assist the lessor in marketing it for resale. We have a residual value guarantee associated with the operating lease agreement with a maximum potential future exposure of $514 million at June 30, 2022. We also have residual value guarantees associated with railcar and airplane leases with maximum potential future exposures totaling $221 million. These leases have remaining terms of up to ten years.

Guarantees of Joint Venture Obligations
In March 2019, Phillips 66 Partners and its co-venturers in Dakota Access provided a CECU in conjunction with a senior unsecured notes offering. See Note 5—Investments, Loans and Long-Term Receivables, for additional information on Dakota Access and the CECU.

At June 30, 2022, we also had other guarantees outstanding primarily for our portion of certain joint venture debt, which have remaining terms of up to three years. The maximum potential future exposures under these guarantees were approximately $86 million. Payment would be required if a joint venture defaults on its obligations.

Indemnifications
Over the years, we have entered into various agreements to sell ownership interests in certain corporations, joint ventures and assets that gave rise to indemnification. Agreements associated with these sales include indemnifications for taxes, litigation, environmental liabilities, permits and licenses, employee claims, and real estate tenant defaults. The provisions of these indemnifications vary greatly. The majority of these indemnifications are related to environmental issues, which generally have indefinite terms and potentially unlimited exposure. At June 30, 2022, and December 31, 2021, the carrying amount of recorded indemnifications was $142 million and $144 million, respectively.

We amortize the indemnification liability over the relevant time period, if one exists, based on the facts and circumstances surrounding each type of indemnity. In cases where the indemnification term is indefinite, we will reverse the liability when we have information to support the reversal. Although it is reasonably possible future payments may exceed amounts recorded, due to the nature of the indemnifications, it is not possible to make a reasonable estimate of the maximum potential amount of future payments. At June 30, 2022, and December 31, 2021, environmental accruals for known contamination of $105 million and $106 million, respectively, were included in the carrying amount of the recorded indemnifications noted above. These environmental accruals were primarily included in the “Asset retirement obligations and accrued environmental costs” line item on our consolidated balance sheet. For additional information about environmental liabilities, see Note 10—Contingencies and Commitments.

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

We are currently participating in environmental assessments and cleanups at numerous federal Superfund and comparable state sites. After an assessment of environmental exposures for cleanup and other costs, we make accruals on an undiscounted basis (except those pertaining to sites acquired in a business combination, which we record on a discounted basis) for planned investigation and remediation activities for sites where it is probable future costs will be incurred and these costs can be reasonably estimated. At June 30, 2022, our total environmental accruals were $430 million, compared with $436 million at December 31, 2021. We expect to incur a substantial amount of these expenditures within the next 30 years. We have not reduced these accruals for possible insurance recoveries. In the future, we may be involved in additional environmental assessments, cleanups and proceedings.

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

At June 30, 2022, we had performance obligations secured by letters of credit and bank guarantees of $2,374 million related to various purchase and other commitments incident to the ordinary conduct of business.

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

	Millions of Dollars
	June 30, 2022				December 31, 2021
	Commodity Derivatives		Effect of Collateral Netting	Net Carrying Value Presented on the Balance Sheet	Commodity Derivatives		Effect of Collateral Netting	Net Carrying Value Presented on the Balance Sheet
	Assets	Liabilities			Assets	Liabilities

Assets
Prepaid expenses and other current assets	$2,371	(2,115)	—	256	99	(20)	—	79
Other assets	37	(4)	—	33	3	(1)	—	2
Liabilities
Other accruals	1,767	(1,958)	102	(89)	758	(855)	49	(48)
Other liabilities and deferred credits	—	(5)	4	(1)	—	(1)	—	(1)
Total	$4,175	(4,082)	106	199	860	(877)	49	32

At June 30, 2022, and December 31, 2021, there was no material cash collateral received or paid that was not offset on our consolidated balance sheet.

The realized and unrealized gains (losses) incurred from commodity derivatives, and the line items where they appear on our consolidated statement of operations, were:

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021

Sales and other operating revenues	$(135)	(193)	(555)	(316)
Other income	37	18	62	19
Purchased crude oil and products	(253)	(213)	(481)	(348)
Net loss from commodity derivative activity	$(351)	(388)	(974)	(645)

The following table summarizes our material net exposures resulting from outstanding commodity derivative contracts. These financial and physical derivative contracts are primarily used to manage price exposure on our underlying operations. The underlying exposures may be from nonderivative positions such as inventory volumes. Financial derivative contracts may also offset physical derivative contracts, such as forward purchase and sales contracts. The percentage of our derivative contract volumes expiring within the next 12 months was more than 95% at June 30, 2022, and December 31, 2021.

	Open Position Long / (Short)
	June 30 2022	December 31 2021
Commodity
Crude oil, refined petroleum products, NGL and renewable feedstocks (millions of barrels)	(16)	(18)

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

The aggregate fair values of all derivative instruments with such credit-risk-related contingent features that were in a liability position were immaterial at June 30, 2022, and December 31, 2021.

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
•Derivative instruments—The fair value of our exchange-traded contracts is based on quoted market prices obtained from the New York Mercantile Exchange, the Intercontinental Exchange or other exchanges, and is reported as Level 1 in the fair value hierarchy. When exchange-cleared contracts lack sufficient liquidity, or are valued using either adjusted exchange-provided prices or nonexchange quotes, we classify those contracts as Level 2.
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
We determine the fair value of interest rate swaps based on observable market valuations for interest rate swaps that have notional amounts, terms and pay and reset frequencies similar to ours.

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

The carrying values and fair values by hierarchy of our financial assets and liabilities, either carried or disclosed at fair value, including any effects of counterparty and collateral netting, were:

	Millions of Dollars
	June 30, 2022
	Fair Value Hierarchy			Total Fair Value of Gross Assets & Liabilities	Effect of Counterparty Netting	Effect of Collateral Netting	Difference in Carrying Value and Fair Value	Net Carrying Value Presented on the Balance Sheet
	Level 1	Level 2	Level 3
Commodity Derivative Assets
Exchange-cleared instruments	$2,623	1,457	—	4,080	(3,886)	—	—	194
Physical forward contracts	—	95	—	95	—	—	—	95
Rabbi trust assets	129	—	—	129	N/A	N/A	—	129
Investment in NOVONIX	122	—	—	122	N/A	N/A	—	122
	$2,874	1,552	—	4,426	(3,886)	—	—	540

Commodity Derivative Liabilities
Exchange-cleared instruments	$2,432	1,561	—	3,993	(3,886)	(106)	—	1
Physical forward contracts	—	89	—	89	—	—	—	89
Floating-rate debt	—	25	—	25	N/A	N/A	—	25
Fixed-rate debt, excluding finance leases and software obligations	—	12,055	—	12,055	N/A	N/A	614	12,669
	$2,432	13,730	—	16,162	(3,886)	(106)	614	12,784

	Millions of Dollars
	December 31, 2021
	Fair Value Hierarchy			Total Fair Value of Gross Assets & Liabilities	Effect of Counterparty Netting	Effect of Collateral Netting	Difference in Carrying Value and Fair Value	Net Carrying Value Presented on the Balance Sheet
	Level 1	Level 2	Level 3
Commodity Derivative Assets
Exchange-cleared instruments	$419	368	—	787	(779)	—	—	8
Physical forward contracts	—	73	—	73	—	—	—	73
Rabbi trust assets	158	—	—	158	N/A	N/A	—	158
Investment in NOVONIX	520	—	—	520	N/A	N/A	—	520
	$1,097	441	—	1,538	(779)	—	—	759

Commodity Derivative Liabilities
Exchange-cleared instruments	$463	362	—	825	(779)	(49)	—	(3)
OTC instruments	—	1	—	1	—	—	—	1
Physical forward contracts	—	51	—	51	—	—	—	51
Floating-rate debt	—	475	—	475	N/A	N/A	—	475
Fixed-rate debt, excluding finance leases and software obligations	—	15,353	—	15,353	N/A	N/A	(1,686)	13,667
	$463	16,242	—	16,705	(779)	(49)	(1,686)	14,191

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

Nonrecurring Fair Value Measurements

Equity Investments
In the first quarter of 2021, Phillips 66 Partners wrote down the book value of its investment in Liberty to estimated fair value using a Level 3 nonrecurring fair value measurement. This nonrecurring measurement was based on the estimated fair value of Phillips 66 Partners’ share of the joint venture’s pipeline assets and net working capital at March 31, 2021. See Note 5—Investments, Loans and Long-Term Receivables, for more information regarding Phillips 66 Partners’ transfer of its ownership in Liberty to its co-venturer in April 2021.

Note 13—Pension and Postretirement Plans

The components of net periodic benefit cost for the three and six months ended June 30, 2022 and 2021, were as follows:

	Millions of Dollars
	Pension Benefits				Other Benefits
	2022		2021		2022	2021
	U.S.	Int’l.	U.S.	Int’l.
Components of Net Periodic Benefit Cost
Three Months Ended June 30
Service cost	$35	7	37	8	1	2
Interest cost	21	5	20	4	2	1
Expected return on plan assets	(39)	(15)	(41)	(14)	—	—
Amortization of prior service credit	—	—	—	—	(1)	—
Amortization of net actuarial loss (gain)	6	3	14	6	—	(1)
Settlements	24	—	29	—	—	—
Net periodic benefit cost*	$47	—	59	4	2	2

Six Months Ended June 30
Service cost	$70	15	74	17	2	3
Interest cost	42	11	40	9	3	2
Expected return on plan assets	(78)	(31)	(82)	(29)	—	—
Amortization of prior service credit	—	—	—	—	(1)	(1)
Recognized net actuarial loss (gain)	12	6	29	12	(1)	(1)
Settlements	25	—	29	—	—	—
Net periodic benefit cost*	$71	1	90	9	3	3
* Included in the “Operating expenses” and “Selling, general and administrative expenses” line items on our consolidated statement of operations.

During the six months ended June 30, 2022, we contributed $91 million to our U.S. pension and other postretirement benefit plans and $12 million to our international pension plans. We currently expect to make additional contributions of approximately $45 million to our U.S. pension and other postretirement benefit plans and approximately $12 million to our international pension plans during the remainder of 2022.

Note 14—Accumulated Other Comprehensive Loss

Changes in the balances of each component of accumulated other comprehensive loss were as follows:

	Millions of Dollars
	Defined Benefit Plans	Foreign Currency Translation	Hedging	Accumulated Other Comprehensive Loss

December 31, 2021	$(398)	(45)	(2)	(445)
Other comprehensive loss before reclassifications	(5)	(324)	—	(329)
Amounts reclassified from accumulated other comprehensive loss
Defined benefit plans*
Amortization of net actuarial loss, prior service credit and settlements	41	—	—	41
Foreign currency translation	—	—	—	—
Hedging	—	—	—	—
Net current period other comprehensive income (loss)	36	(324)	—	(288)
June 30, 2022	$(362)	(369)	(2)	(733)

December 31, 2020	$(809)	25	(5)	(789)
Other comprehensive income before reclassifications	181	4	1	186
Amounts reclassified from accumulated other comprehensive loss
Defined benefit plans*
Amortization of net actuarial loss, prior service credit and settlements	53	—	—	53
Foreign currency translation	—	—	—	—
Hedging	—	—	1	1
Net current period other comprehensive income	234	4	2	240
June 30, 2021	$(575)	29	(3)	(549)
* Included in the computation of net periodic benefit cost. See Note 13—Pension and Postretirement Plans, for additional information.

Note 15—Related Party Transactions

Significant transactions with related parties were:

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021

Operating revenues and other income (a)	$1,975	959	3,315	1,729
Purchases (b)	6,203	3,452	10,884	5,809
Operating expenses and selling, general and administrative expenses (c)	70	67	140	135

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

Note 16—Segment Disclosures and Related Information

Our operating segments are:

1)Midstream—Provides crude oil and refined petroleum product transportation, terminaling and processing services, as well as natural gas and NGL transportation, storage, fractionation, processing and marketing services, mainly in the United States. The Midstream segment includes our 50% equity investment in DCP Midstream and our 16% investment in NOVONIX. On March 9, 2022, we completed the merger between us and Phillips 66 Partners. See Note 18—Phillips 66 Partners LP, for additional information on the merger transaction.

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

Intersegment sales are at prices that we believe approximate market.

Analysis of Results by Operating Segment

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
Sales and Other Operating Revenues*
Midstream
Total sales	$3,821	2,598	7,903	4,982
Intersegment eliminations	(716)	(709)	(1,602)	(1,336)
Total Midstream	3,105	1,889	6,301	3,646
Chemicals	—	1	—	2
Refining
Total sales	32,908	18,680	57,001	33,733
Intersegment eliminations	(20,898)	(11,517)	(36,489)	(19,973)
Total Refining	12,010	7,163	20,512	13,760
Marketing and Specialties
Total sales	34,434	18,504	59,729	32,102
Intersegment eliminations	(979)	(560)	(1,798)	(893)
Total Marketing and Specialties	33,455	17,944	57,931	31,209
Corporate and Other	7	5	12	12
Consolidated sales and other operating revenues	$48,577	27,002	84,756	48,629
* See Note 2—Sales and Other Operating Revenues, for further details on our disaggregated sales and other operating revenues.

Income (Loss) Before Income Taxes
Midstream	$292	312	534	388
Chemicals	273	623	669	777
Refining	3,036	(729)	3,159	(1,769)
Marketing and Specialties	765	476	1,081	766
Corporate and Other	(260)	(246)	(509)	(497)
Consolidated income (loss) before income taxes	$4,106	436	4,934	(335)

	Millions of Dollars
	June 30 2022	December 31 2021
Total Assets
Midstream	$16,239	15,932
Chemicals	6,597	6,453
Refining	23,441	19,952
Marketing and Specialties	12,146	8,505
Corporate and Other	4,389	4,752
Consolidated total assets	$62,812	55,594

Note 17—Income Taxes

Our effective income tax rate for the three and six months ended June 30, 2022, was 23% and 22%, compared with 14% and 21%, respectively, for the corresponding periods of 2021. The increase in our effective tax rate for the three and six months ended June 30, 2022, was primarily attributable to the impact of foreign operations, the elimination of the favorable noncontrolling interest impact as a result of completing the merger between us and Phillips 66 Partners on March 9, 2022, and the net benefit to the 2021 income tax rate from enacted income tax rate changes.

The effective tax rate for the three and six months ended June 30, 2022, varied from the U.S. federal statutory income tax rate primarily due to state income taxes, partially offset by the impact of foreign operations.

Note 18—Phillips 66 Partners LP

On March 9, 2022, we completed the merger between us and Phillips 66 Partners. The merger resulted in the acquisition of all limited partnership interests in Phillips 66 Partners not already owned by us in exchange for approximately 42 million shares of Phillips 66 common stock issued from treasury stock. Phillips 66 Partners common unitholders received 0.50 shares of Phillips 66 common stock for each outstanding Phillips 66 Partners common unit. Phillips 66 Partners’ perpetual convertible preferred units were converted into common units at a premium to the original issuance price prior to being exchanged for Phillips 66 common stock. Upon closing, Phillips 66 Partners became a wholly owned subsidiary of Phillips 66 and its common units are no longer publicly traded.

The merger was accounted for as an equity transaction and resulted in decreases to “Treasury stock” of $3,380 million, “Noncontrolling interests” of $2,163 million, “Capital in excess of par” of $901 million, “Deferred income taxes” of $323 million, and “Cash and cash equivalents” of $2 million, and an increase to “Other accruals” of $5 million on our consolidated balance sheet.

Note 19—Restructuring

In April 2022, we announced that we are progressing a multi-year business transformation focused on enterprise-wide opportunities to improve our cost structure. For the three months ended June 30, 2022, we recorded restructuring costs totaling $25 million associated with our business transformation. These costs are recorded in the “Selling, general and administrative expenses” line item on our consolidated statement of operations and are reported in our Corporate segment.

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

EXECUTIVE OVERVIEW AND BUSINESS ENVIRONMENT

Phillips 66 is a diversified energy company with midstream, chemicals, refining, and marketing and specialties businesses. At June 30, 2022, we had total assets of $63 billion. Our common stock trades on the New York Stock Exchange under the symbol PSX.

Executive Overview
In the second quarter of 2022, we reported earnings of $3.2 billion and generated cash from operating activities of $1.8 billion. We used available cash to repay $1.5 billion of debt, pay dividends on our common stock of $467 million and fund capital expenditures and investments of $376 million. We ended the second quarter of 2022 with $2.8 billion of cash and cash equivalents and $5.0 billion of total committed capacity available under our revolving credit facility.

Our reported earnings for the second quarter of 2022, compared with the second quarter of 2021, reflect a significant improvement in realized refining margins from widening market crack spreads due to a recovery in global demand for refined petroleum products as the COVID-19 pandemic recedes and the market disruptions caused by the ongoing conflict between Russia and Ukraine. This improvement was partially offset by lower equity earnings from our Chemicals segment, as margins in the second quarter of 2022 were impacted by higher feedstock costs, while margins in the second quarter of 2021 benefited from higher prices due to strong demand and tight supplies following the winter storms that occurred in the Central and Gulf Coast regions in the first quarter of 2021. As uncertainty remains regarding the impacts on the global economy of the lingering pandemic, the conflict between Russia and Ukraine and inflationary pressures, we will continue to be disciplined in our allocation of capital and monitor the performance of our portfolio.

We continue to progress our multi-year business transformation focused on enterprise-wide opportunities to improve our cost structure. We recently started implementing initiatives and are targeting a sustainable run-rate cost reduction of at least $700 million per year by the end of 2023. During the second quarter of 2022, we recorded restructuring costs of $25 million associated with our business transformation.

Phillips 66 Partners Merger
On March 9, 2022, we completed the merger between us and Phillips 66 Partners LP (Phillips 66 Partners). The merger resulted in the acquisition of all limited partnership interests in Phillips 66 Partners not already owned by us. Upon closing, Phillips 66 Partners became a wholly owned subsidiary of Phillips 66 and its common units are no longer publicly traded. See Note 18—Phillips 66 Partners LP, in the Notes to Consolidated Financial Statements, for additional information on the merger transaction.

CEO Transition
On April 12, 2022, Greg C. Garland, Chairman of the Board and Chief Executive Officer of Phillips 66 announced his intention to retire from his position as Chief Executive Officer effective July 1, 2022. Mr. Garland continues to serve as Executive Chairman of the Board with an expected retirement date from this position in 2024. Mark E. Lashier became President and Chief Executive Officer effective July 1, 2022.

Business Environment
The Midstream segment includes our Transportation and NGL businesses. Our Transportation business contains fee-based operations not directly exposed to commodity price risk. Our NGL business contains both fee-based operations and operations directly impacted by NGL prices. The Midstream segment also includes our 50% equity investment in DCP Midstream, LLC (DCP Midstream). During the second quarter of 2022, NGL prices increased significantly, compared with the second quarter of 2021, due to strong demand and higher crude oil and natural gas prices.

The Chemicals segment consists of our 50% equity investment in Chevron Phillips Chemical Company LLC (CPChem). The chemicals and plastics industry is mainly a commodity-based industry where the margins for key products are based on supply and demand, as well as cost factors. During the second quarter of 2022, the benchmark high-density polyethylene chain margin decreased, compared with the second quarter of 2021, mainly due to lower prices and higher feedstock costs.

Our Refining segment results are driven by several factors, including market crack spreads, refinery throughput, feedstock costs, product yields, turnaround activity, and other operating costs. The price of U.S. benchmark crude oil, West Texas Intermediate (WTI) at Cushing, Oklahoma, increased to an average of $108.66 per barrel during the second quarter of 2022, compared with an average of $66.09 per barrel in the second quarter of 2021. Market crack spreads are used as indicators of refining margins and measure the difference between market prices for refined petroleum products and crude oil. Worldwide market crack spreads increased to an average of $46.72 per barrel during the second quarter of 2022, compared with an average of $17.76 per barrel in the second quarter of 2021. The increases in crude oil prices and market crack spreads were mainly driven by tight supply due to a significant increase in demand for refined petroleum products as economic activities continue to recover as the COVID-19 pandemic recedes, as well as market and trade flow disruptions from the conflict between Russia and Ukraine.

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

RESULTS OF OPERATIONS

Unless otherwise indicated, discussion of results for the three and six months ended June 30, 2022, is based on a comparison with the corresponding periods of 2021.

Consolidated Results

A summary of income (loss) before income taxes by business segment with a reconciliation to net income (loss) attributable to Phillips 66 follows:

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021

Midstream	$292	312	534	388
Chemicals	273	623	669	777
Refining	3,036	(729)	3,159	(1,769)
Marketing and Specialties	765	476	1,081	766
Corporate and Other	(260)	(246)	(509)	(497)
Income (loss) before income taxes	4,106	436	4,934	(335)
Income tax expense (benefit)	924	62	1,095	(70)
Net income (loss)	3,182	374	3,839	(265)
Less: net income attributable to noncontrolling interests	15	78	90	93
Net income (loss) attributable to Phillips 66	$3,167	296	3,749	(358)

Our net income attributable to Phillips 66 in the second quarter of 2022 was $3.2 billion, compared with $296 million in the second quarter of 2021. The improvement was primarily due to:

•Improved realized refining and marketing fuel margins.

•Higher equity earnings from DCP Midstream.

These improvements were partially offset by lower equity earnings from CPChem, an unrealized decrease in the fair value of our investment in NOVONIX Limited (NOVONIX), and an increase in income tax expense.

Our net income attributable to Phillips 66 for the six months ended June 30, 2022, was $3.7 billion, compared with a net loss attributable to Phillips 66 of $358 million for the six months ended June 30, 2021. The improvement was primarily due to:

•Improved realized refining and marketing fuel margins.

•Higher equity earnings from DCP Midstream.

•Lower impairments in the Midstream segment.

These improvements were partially offset by lower equity earnings from CPChem, an unrealized decrease in the fair value of our investment in NOVONIX, and an increase in income tax expense.

See the “Segment Results” section for additional information on our segment performance and Note 17—Income Taxes, in the Notes to Consolidated Financial Statements, for additional information on income taxes.

Statement of Operations Analysis

Sales and other operating revenues for the second quarter and six-month period of 2022 increased 80% and 74%, respectively, and purchased crude oil and products increased 69% and 68%, respectively. These increases were mainly due to higher prices for refined petroleum products, crude oil and NGL.

Equity in earnings of affiliates increased 10% and 44% in the second quarter and six-month period of 2022, respectively. The increase in both periods was primarily due to higher equity earnings from WRB Refining LP (WRB) resulting from improved realized refining margins and increased equity earnings from our Midstream segment equity affiliates, partially offset by lower equity earnings from CPChem. See Midstream and Chemicals segment analyses in the “Segment Results” section for additional information on our Midstream equity affiliates and CPChem, respectively.

Other income (loss) decreased $236 million and $394 million in the second quarter and six-month period of 2022, respectively. The decrease in both periods was primarily due to unrealized investment losses related to decreases in the stock price of our investment in NOVONIX, which we acquired in September 2021. See Note 5—Investments, Loans and Long-Term Receivables, in the Notes to Consolidated Financial Statements, for additional information regarding our investment in NOVONIX.

Operating expenses increased 22% in the second quarter of 2022, mainly attributable to higher utility costs driven by increased commodity prices, as well as higher turnaround expenses.

Selling, general and administrative expenses increased 13% and 10% in the second quarter and six-month period of 2022, respectively. The increase in both periods was primarily due to restructuring costs associated with our business transformation, higher selling expenses driven by rising refined petroleum product prices and increased employee-related expenses.

Impairments decreased 99% in the six-month period of 2022 due to a before-tax impairment of $198 million recorded in the first quarter of 2021 related to Phillips 66 Partners’ decision to exit the Liberty Pipeline project. See Note 5—Investments, Loans and Long-Term Receivables, in the Notes to Consolidated Financial Statements, for additional information regarding this impairment.

We had income tax expense of $924 million and $1,095 million in the second quarter and six-month period of 2022, respectively, compared with income tax expense of $62 million in the second quarter of 2021, and an income tax benefit of $70 million in the six-month period of 2021. The fluctuation in income taxes between periods is primarily due to improved results. See Note 17—Income Taxes, in the Notes to Consolidated Financial Statements, for information regarding our effective income tax rates.

Net income attributable to noncontrolling interests decreased 81% in the second quarter of 2022. The decrease was primarily driven by the merger between us and Phillips 66 Partners that occurred in the first quarter of 2022. Upon closing of the merger transaction, Phillips 66 Partners became a wholly owned subsidiary of Phillips 66. See Note 18—Phillips 66 Partners LP, in the Notes to Consolidated Financial Statements, for additional information on the merger transaction.

Segment Results

Midstream

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021

	Millions of Dollars
Income (Loss) Before Income Taxes
Transportation	$250	224	528	231
NGL and Other	152	79	243	114
DCP Midstream	130	9	161	43
NOVONIX	(240)	—	(398)	—
Total Midstream	$292	312	534	388

	Thousands of Barrels Daily
Transportation Volumes
Pipelines*	3,066	3,424	3,082	3,114
Terminals	2,917	2,786	2,908	2,731
Operating Statistics
NGL fractionated**	469	401	461	382
NGL production***	438	406	419	381
* Pipelines represent the sum of volumes transported through each separately tariffed consolidated pipeline segment.
** Excludes DCP Midstream.
*** Includes 100% of DCP Midstream’s volumes.

Dollars Per Gallon
Market Indicator
Weighted-Average NGL Price*	$1.15	0.71	1.13	0.70
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

Results from our Midstream segment decreased $20 million in the second quarter of 2022 and increased $146 million in the six-month period of 2022.

Results from our Transportation business increased $26 million and $297 million in the second quarter and six-month period of 2022, respectively. The increase in the second quarter of 2022 was primarily due to higher results from our wholly owned assets and increased equity earnings. The increase in the six-month period of 2022 was primarily due to a before-tax impairment of $198 million recorded in the first quarter of 2021 related to Phillips 66 Partners’ decision to exit the Liberty Pipeline project, as well as higher results from our wholly owned assets and equity affiliates.

Results from our NGL and Other business increased $73 million and $129 million in the second quarter and six-month period of 2022, respectively. The increase in both periods was primarily due to improved results from Fracs 1, 2 and 3 at the Sweeny Hub, favorable trading activities and higher equity earnings.

Results from our investment in DCP Midstream increased $121 million and $118 million in the second quarter of 2022 and six-month period of 2022, respectively. The increase in both periods was primarily due to improved gathering and processing results and hedging impacts.

The fair value of our investment in NOVONIX decreased by $240 million and $398 million in the second quarter and six-month period of 2022, respectively. We acquired this investment in September 2021.

See Note 5—Investments, Loans and Long-Term Receivables, in the Notes to Consolidated Financial Statements, for additional information regarding the Liberty Pipeline project impairment and our investment in NOVONIX.

See the “Executive Overview and Business Environment” section for information on market factors impacting this quarter’s results.

Chemicals

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021

	Millions of Dollars

Income Before Income Taxes	$273	623	669	777

	Millions of Pounds
CPChem Externally Marketed Sales Volumes*
Olefins and Polyolefins	4,829	4,778	9,894	9,348
Specialties, Aromatics and Styrenics	1,228	1,234	2,402	2,215
	6,057	6,012	12,296	11,563
* Represents 100% of CPChem’s outside sales of produced petrochemical products, as well as commission sales from equity affiliates.

Olefins and Polyolefins Capacity Utilization (percent)	94%	102	96	88

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

Results from the Chemicals segment decreased $350 million and $108 million in the second quarter and six-month period of 2022, respectively. The decrease in both periods was primarily due to lower O&P margins driven by increased feedstock costs, as well as higher utility and maintenance costs, partially offset by improved sales volumes. In addition, O&P margins in the second quarter of 2021 benefited from higher prices due to strong demand and tight supplies, following the winter storms that occurred in the Central and Gulf Coast regions in the first quarter of 2021.

See the “Executive Overview and Business Environment” section for information on market factors impacting this quarter’s results.

Refining

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021

	Millions of Dollars
Income (Loss) Before Income Taxes
Atlantic Basin/Europe	$1,093	(110)	1,236	(263)
Gulf Coast	863	(264)	867	(517)
Central Corridor	490	(82)	355	(330)
West Coast	590	(273)	701	(659)
Worldwide	$3,036	(729)	3,159	(1,769)

	Dollars Per Barrel
Income (Loss) Before Income Taxes
Atlantic Basin/Europe	$21.92	(2.20)	12.63	(2.83)
Gulf Coast	16.43	(3.81)	8.28	(4.17)
Central Corridor	21.65	(3.49)	7.66	(7.64)
West Coast	19.54	(9.70)	11.87	(12.19)
Worldwide	19.56	(4.26)	10.26	(5.63)

Realized Refining Margins*
Atlantic Basin/Europe	$30.39	4.63	21.22	4.73
Gulf Coast	24.80	2.10	16.29	2.67
Central Corridor	26.72	6.40	17.12	6.21
West Coast	33.13	3.37	25.58	3.35
Worldwide	28.31	3.92	19.48	4.12
* See the “Non-GAAP Reconciliations” section for a reconciliation of this non-GAAP measure to the most directly comparable measure under generally accepted accounting principles in the United States (GAAP), income (loss) before income taxes per barrel.

	Thousands of Barrels Daily
	Three Months Ended June 30		Six Months Ended June 30
Operating Statistics	2022	2021	2022	2021
Refining operations*
Atlantic Basin/Europe
Crude oil capacity	537	537	537	537
Crude oil processed	526	513	515	476
Capacity utilization (percent)	98%	96	96	89
Refinery production	550	552	544	517
Gulf Coast**
Crude oil capacity	529	784	529	784
Crude oil processed	500	687	498	620
Capacity utilization (percent)	94%	88	94	79
Refinery production	586	763	588	683
Central Corridor
Crude oil capacity	531	531	531	531
Crude oil processed	435	462	444	423
Capacity utilization (percent)	82%	87	84	80
Refinery production	446	475	460	436
West Coast
Crude oil capacity	364	364	364	364
Crude oil processed	306	286	300	278
Capacity utilization (percent)	84%	79	82	76
Refinery production	330	307	326	298
Worldwide
Crude oil capacity	1,961	2,216	1,961	2,216
Crude oil processed	1,767	1,948	1,757	1,797
Capacity utilization (percent)	90%	88	90	81
Refinery production	1,912	2,097	1,918	1,934
* Includes our share of equity affiliates.
** Excludes operating statistics of the Alliance Refinery beginning on October 1, 2021.

The Refining segment refines crude oil and other feedstocks into petroleum products, such as gasoline, distillates and aviation fuels, at 12 refineries in the United States and Europe. In the fourth quarter of 2021, we shut down our Alliance Refinery and subsequently converted it into a terminal.

Results from our Refining segment increased $3,765 million and $4,928 million in the second quarter and six-month period of 2022, respectively, primarily due to higher realized refining margins driven by improved market crack spreads.

Our worldwide refining crude oil capacity utilization rate was 90% in the second quarter and six-month period of 2022, compared with 88% and 81% in the second quarter and six-month period of 2021, respectively. The increase in both periods was primarily driven by improved market demand for refined petroleum products as the COVID-19 pandemic recedes, as well as refinery optimization to meet demand following supply constraints caused by the conflict between Russia and Ukraine. The increase in the second quarter of 2022 was partially offset by higher turnaround and planned maintenance activity.

See the “Executive Overview and Business Environment” section for information on market factors impacting this quarter’s results.

Marketing and Specialties

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021

	Millions of Dollars
Income Before Income Taxes
Marketing and Other	$656	389	859	600
Specialties	109	87	222	166
Total Marketing and Specialties	$765	476	1,081	766

	Dollars Per Barrel
Income Before Income Taxes
U.S.	$2.86	2.15	2.00	1.79
International	7.30	1.96	4.14	2.09

Realized Marketing Fuel Margins*
U.S.	$3.24	2.62	2.42	2.31
International	8.20	2.89	5.27	3.41
* See the “Non-GAAP Reconciliations” section for a reconciliation of this non-GAAP measure to the most directly comparable GAAP measure, income before income taxes per barrel.

	Dollars Per Gallon
U.S. Average Wholesale Prices*
Gasoline	$3.88	2.44	3.48	2.24
Distillates	4.42	2.28	3.83	2.14
* On third-party branded petroleum product sales, excluding excise taxes.

	Thousands of Barrels Daily
Marketing Petroleum Products Sales Volumes
Gasoline	1,176	1,176	1,152	1,100
Distillates	960	947	986	882
Other	19	18	18	18
Total	2,155	2,141	2,156	2,000

The M&S segment purchases for resale and markets refined petroleum products, such as gasoline, distillates and aviation fuels, mainly in the United States and Europe. In addition, this segment includes the manufacturing and marketing of specialty products, such as base oils and lubricants.

Before-tax income from the M&S segment increased $289 million in the second quarter of 2022, primarily driven by higher realized marketing fuel margins. Before-tax income from the M&S segment increased $315 million for the six-month period of 2022, primarily driven by higher realized marketing fuel margins and volumes, improved results from our chartered marine vessel business and increased finished lubricant and Excel Paralubes base oil margins.

See the “Executive Overview and Business Environment” section for information on marketing fuel margins and other market factors impacting this quarter’s results.

Corporate and Other

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
Loss Before Income Taxes
Net interest expense	$(127)	(141)	(259)	(284)
Corporate overhead and other	(133)	(105)	(250)	(213)
Total Corporate and Other	$(260)	(246)	(509)	(497)

Net interest expense consists of interest and financing expense, net of interest income and capitalized interest. Corporate overhead and other includes general and administrative expenses, technology costs, environmental costs associated with sites no longer in operation, foreign currency transaction gains and losses, and other costs not directly associated with an operating segment.

Net interest expense decreased $14 million and $25 million, respectively, in the second quarter and six-month period of 2022, primarily driven by lower average debt principal balances, increased interest income, and higher capitalized interest primarily related to the Sweeny Frac 4 capital project.

Corporate overhead and other costs increased $28 million and $37 million in the second quarter and six-month period of 2022, respectively. The increase in both periods is primarily due to restructuring costs associated with our business transformation and higher employee-related expenses, partially offset by lower environmental costs. See Note 19—Restructuring, in the Notes to Consolidated Financial Statements, for additional information regarding restructuring costs.

CAPITAL RESOURCES AND LIQUIDITY

Financial Indicators

	Millions of Dollars, Except as Indicated
	June 30 2022	December 31 2021

Cash and cash equivalents	$2,809	3,147
Short-term debt	526	1,489
Total debt	12,969	14,448
Total equity	24,573	21,637
Percent of total debt to capital*	35%	40
Percent of floating-rate debt to total debt	—%	3
* Capital includes total debt and total equity.

To meet our short- and long-term liquidity requirements, we use a variety of funding sources but rely primarily on cash generated from operating activities and debt financing. During the first six months of 2022, we generated $2.9 billion of cash from operations. We used available cash primarily to pay down $1.5 billion in debt, pay dividends on our common stock of $871 million, fund capital expenditures and investments of $746 million, and repurchase $66 million of our common stock. During the first six months of 2022, cash and cash equivalents decreased $338 million to $2.8 billion.

Significant Sources of Capital

Operating Activities
During the first six months of 2022, cash generated by operating activities was $2.9 billion, compared with $2.0 billion for the first six months of 2021. The increase was primarily due to improved realized refining and marketing fuel margins, partially offset by unfavorable working capital impacts.

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

Equity Affiliate Operating Distributions
Our operating cash flows are also impacted by distribution decisions made by our equity affiliates, including CPChem. During the first six months of 2022, cash from operations included aggregate distributions of $1.1 billion from our equity affiliates, including $515 million from CPChem. During the same period of 2021, cash from operations included aggregate distributions of $1.1 billion, including $527 million from CPChem. We cannot control the amount of future dividends from equity affiliates; therefore, future dividend payments by these equity affiliates are not assured.

Revolving Credit Facilities and Commercial Paper
On June 23, 2022, we entered into a new $5 billion revolving credit facility (the Facility) with Phillips 66 Company as the borrower and Phillips 66 as the guarantor and a scheduled maturity date of June 22, 2027. The Facility replaced our previous $5 billion revolving credit facility with Phillips 66 as the borrower and Phillips 66 Company as the guarantor. The Facility contains usual and customary covenants that are similar to the previous revolving credit facility, including a maximum consolidated net debt-to-capitalization ratio of 65% as of the last day of each fiscal quarter. We have the option to increase the overall capacity to $6 billion, subject to certain conditions. We also have the option to extend the scheduled maturity of the Facility for up to two additional one-year terms, subject to, among other things, the consent of the lenders holding the majority of the commitments and of each lender extending its commitment. Outstanding borrowings under the Facility bear interest at either (a) the Adjusted Term Secured Overnight Financing Rate (as described in the Facility) in effect from time to time plus the applicable margin; or (b) the reference rate (as described in the Facility) plus the applicable margin. The Facility also provides for customary fees, including commitment fees. The pricing levels for the commitment fees and interest-rate margins are determined based on the ratings in effect for our senior unsecured long-term debt from time to time. We may at any time prepay outstanding borrowings, in whole or in part, without premium or penalty. In connection with entering into the Facility, we terminated Phillips 66 Partners’ $750 million revolving credit facility. At June 30, 2022, no amount had been drawn under the Facility or Phillips 66 Company’s $5 billion uncommitted commercial paper program supported by the Facility.

Off-Balance Sheet Arrangements

Lease Residual Value Guarantees
Under the operating lease agreement for our headquarters facility in Houston, Texas, we have the option, at the end of the lease term in September 2025, to request to renew the lease, purchase the facility or assist the lessor in marketing it for resale. We have a residual value guarantee associated with the operating lease agreement with a maximum potential future exposure of $514 million at June 30, 2022. We also have residual value guarantees associated with railcar and airplane leases with maximum potential future exposures totaling $221 million. These leases have remaining terms of up to ten years.

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

Dakota Access and ETCO have guaranteed repayment of senior unsecured notes issued by a wholly owned subsidiary of Dakota Access in March 2019. On April 1, 2022, Dakota Access’ wholly owned subsidiary repaid $650 million aggregate principal amount of its outstanding senior notes upon maturity. We funded our 25% share, or $163 million, with a capital contribution of $89 million in March 2022 and $74 million of distributions we elected not to receive from Dakota Access in the first quarter of 2022. At June 30, 2022, the aggregate principal amount outstanding of Dakota Access’ senior unsecured notes was $1.85 billion.

In conjunction with the notes offering, Phillips 66 Partners, now a wholly owned subsidiary of Phillips 66, and its co-venturers in Dakota Access also provided a Contingent Equity Contribution Undertaking (CECU). Under the CECU, the co-venturers may be severally required to make proportionate equity contributions to Dakota Access if there is an unfavorable final judgment in the above-mentioned ongoing litigation. At June 30, 2022, our 25% share of the maximum potential equity contributions under the CECU was approximately $467 million.

If the pipeline is required to cease operations, and should Dakota Access and ETCO not have sufficient funds to pay ongoing expenses, we could be required to support our 25% share of the ongoing expenses, including scheduled interest payments on the notes of approximately $20 million annually, in addition to the potential obligations under the CECU at June 30, 2022.

See Note 9—Guarantees, in the Notes to Consolidated Financial Statements, for additional information on our guarantees.

Capital Requirements

Capital Expenditures and Investments
For information about our capital expenditures and investments, see the “Capital Spending” section below.

Debt Financing
Our total debt balance at June 30, 2022, and December 31, 2021, was $13.0 billion and $14.4 billion, respectively. Our total debt-to-capital ratio was 35% and 40% at June 30, 2022, and December 31, 2021, respectively.

In April 2022, upon maturity, Phillips 66 repaid its 4.300% senior notes with an aggregate principal amount of $1.0 billion and Phillips 66 Partners repaid its $450 million term loan.

Debt Exchange
On May 5, 2022, Phillips 66 Company, a wholly owned subsidiary of Phillips 66, completed offers to exchange (the Exchange Offers) all validly tendered notes of seven different series of notes issued by Phillips 66 Partners (collectively, the Old Notes), with an aggregate principal amount of approximately $3.5 billion, for notes issued by Phillips 66 Company (collectively, the New Notes). The New Notes are fully and unconditionally guaranteed by Phillips 66 and rank equally with Phillips 66 Company’s other unsecured and unsubordinated indebtedness, and the guarantees rank equally with Phillips 66’s other unsecured and unsubordinated indebtedness.

Old Notes with an aggregate principal amount of approximately $3.2 billion were tendered in the Exchange Offers. The New Notes have the same interest rates, interest payment dates and maturity dates as the Old Notes. Holders that validly tendered before the end of the early participation period on April 19, 2022 (the Early Participation Date), received New Notes with an aggregate principal amount equivalent to the Old Notes, while holders that validly tendered after the Early Participation Date, but before the Expiration Date, received New Notes with an aggregate principal amount 3% less than the Old Notes. Substantially all of the Old Notes exchanged were tendered during the Early Participation Period.

Joint Venture Loans
We and our co-venturer have provided member loans to WRB. At June 30, 2022, our 50% share of the outstanding member loan balance, including accrued interest, was $570 million. The need for additional loans to WRB in the remainder of 2022, as well as WRB’s repayment schedule, will depend on market conditions.

Merger with Phillips 66 Partners
On March 9, 2022, we completed the merger between us and Phillips 66 Partners. The merger resulted in the acquisition of all limited partnership interests in Phillips 66 Partners not already owned by us in exchange for approximately 42 million shares of Phillips 66 common stock issued from treasury stock. Phillips 66 Partners common unitholders received 0.50 shares of Phillips 66 common stock for each outstanding Phillips 66 Partners common unit. Phillips 66 Partners’ perpetual convertible preferred units were converted into common units at a premium to the original issuance price prior to being exchanged for Phillips 66 common stock. Upon closing, Phillips 66 Partners became a wholly owned subsidiary of Phillips 66 and its common units are no longer publicly traded. See Note 18—Phillips 66 Partners LP, in the Notes to Consolidated Financial Statements, for additional information on the merger transaction.

Dividends
On May 11, 2022, our board of directors declared a quarterly cash dividend of $0.97 per common share. This dividend was paid on June 1, 2022, to shareholders of record as of the close of business on May 23, 2022. On July 12, 2022, our board of directors declared a quarterly cash dividend of $0.97 per common share. This dividend is payable on September 1, 2022, to shareholders of record as of the close of business on August 18, 2022.

Share Repurchases
Since July 2012, our board of directors has authorized an aggregate of $15 billion of repurchases of our outstanding common stock. The authorizations do not have expiration dates. Future share repurchases are expected to be funded primarily through available cash. We are not obligated to repurchase any shares of common stock pursuant to these authorizations and may commence, suspend or terminate repurchases at any time. Since the inception of our share repurchase program in 2012, we have repurchased 160 million shares at an aggregate cost of $12.6 billion. Shares of stock repurchased are held as treasury shares. We suspended share repurchases in mid-March 2020 to preserve liquidity in response to the global economic disruption caused by the COVID-19 pandemic. We resumed our share repurchase program in the second quarter of 2022.

Employee Benefit Plan Contributions
During the six months ended June 30, 2022, we contributed $91 million to our U.S. pension and other postretirement benefit plans and $12 million to our international pension plans. We currently expect to make additional contributions of approximately $45 million to our U.S. pension and other postretirement benefit plans and approximately $12 million to our international pension plans during the remainder of 2022.

Capital Spending

	Millions of Dollars
	Six Months Ended June 30
	2022	2021
Capital Expenditures and Investments
Midstream	$270	241
Chemicals	—	—
Refining	391	370
Marketing and Specialties	30	44
Corporate and Other	55	56
Total Capital Expenditures and Investments	$746	711

Selected Equity Affiliates*
DCP Midstream	$31	21
CPChem	274	151
WRB	89	106
	$394	278
* Our share of joint venture’s capital spending.

Midstream
During the first six months of 2022, capital spending in our Midstream segment included:

•Contribution to Dakota Access to fund our 25% share of Dakota Access’ debt repayment.

•Continued development of additional Gulf Coast fractionation capacity at our Sweeny Hub.

•Spending associated with other return, reliability, and maintenance projects in our Transportation and NGL businesses.

Chemicals
During the first six months of 2022, on a 100% basis, CPChem’s capital expenditures and investments were $547 million. The capital spending was primarily for the development of petrochemical projects on the U.S. Gulf Coast and in the Middle East, as well as sustaining, debottlenecking and optimization projects on existing assets. CPChem’s capital program was self-funded, and we expect CPChem to continue self-funding its capital program for the remainder of 2022.

Refining
Capital spending for the Refining segment during the first six months of 2022 was primarily for refinery upgrade projects to enhance the yield of high-value products, renewable diesel projects, improvements to the operating integrity of key processing units, and safety-related projects.

Major capital activities included:

•Installation of facilities to improve product value at the Lake Charles refinery.

•Engineering of facilities and procurement of long-lead items to produce biofuels at the San Francisco refinery.

•Installation of facilities to improve product value at the jointly owned Wood River refinery.

Marketing and Specialties
Capital spending for the M&S segment during the first six months of 2022 was primarily for the continued development and enhancement of retail sites in Europe and for Lubricants reliability and maintenance projects.

Corporate and Other
Capital spending for Corporate and Other during the first six months of 2022 was primarily for information technology.

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

We are required to purchase RINs in the open market to satisfy the portion of our obligation under the Renewable Fuel Standard (RFS) that is not fulfilled by blending renewable fuels into the motor fuels we produce. For the six months ended June 30, 2022 and 2021, we incurred expenses of $271 million and $422 million, respectively, associated with our obligation to purchase RINs in the open market to comply with the RFS for our wholly owned refineries. These expenses are included in the “Purchased crude oil and products” line item on our consolidated statement of operations. Our jointly owned refineries also incurred expenses associated with the purchase of RINs in the open market, of which our share was $175 million and $178 million for the six months ended June 30, 2022 and 2021, respectively. These expenses are included in the “Equity in earnings of affiliates” line item on our consolidated statement of operations. The amount of these expenses and fluctuations between periods is primarily driven by the market price of RINs, refinery production, blending activities and renewable volume obligation requirements.

We occasionally receive requests for information or notices of potential liability from the EPA and state environmental agencies alleging that we are a potentially responsible party under the Federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or an equivalent state statute. On occasion, we also have been made a party to cost recovery litigation by those agencies or by private parties. These requests, notices and lawsuits assert potential liability for remediation costs at various sites that typically are not owned by us, but allegedly contain wastes attributable to our past operations. At December 31, 2021, we reported that we had been notified of potential liability under CERCLA and comparable state laws at 25 sites within the United States. In the first six months of 2022, we were notified of one potentially new site through a CERCLA Section 104(e) information request issued by the EPA, and two sites that were deemed resolved and closed, accordingly, leaving 24 unresolved sites with potential liability at June 30, 2022.

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

In February 2022, we announced our intention to reduce our Scope 1 and Scope 2 GHG emissions intensity related to our operations by 50% of 2019 levels by the year 2050. This new target builds upon our previously announced 2030 GHG emissions intensity targets to reduce Scope 1 and Scope 2 emissions from our operations by 30% and Scope 3 emissions from our energy products by 15% compared to 2019 levels.

GUARANTOR FINANCIAL INFORMATION
We have various cross guarantees between Phillips 66 and its wholly owned subsidiary Phillips 66 Company (the Obligor Group) with respect to publicly held debt securities. Phillips 66 conducts substantially all of its operations through subsidiaries, including Phillips 66 Company, and those subsidiaries generate substantially all of its operating income and cash flow. Phillips 66 has fully and unconditionally guaranteed the payment obligations of Phillips 66 Company with respect to its publicly held debt securities. In addition, Phillips 66 Company has fully and unconditionally guaranteed the payment obligations of Phillips 66 with respect to its publicly held debt securities. All guarantees are full and unconditional. At June 30, 2022, $12.5 billion of senior unsecured notes outstanding has been guaranteed by the Obligor Group.

See the “Significant Sources of Capital” section for additional information regarding the Exchange Offers by Phillips 66 Company for existing senior notes of Phillips 66 Partners that settled in May 2022.

Summarized financial information of the Obligor Group is presented on a combined basis. Intercompany transactions among the members of the Obligor Group have been eliminated. The financial information of non-guarantor subsidiaries has been excluded from the summarized financial information. Significant intercompany transactions and receivable/payable balances between the Obligor Group and non-guarantor subsidiaries are presented separately in the summarized financial information.

The summarized results of operations for the six months ended June 30, 2022, and the summarized financial position at June 30, 2022, and December 31, 2021, for the Obligor Group on a combined basis were:

Summarized Combined Statement of Operations	Millions of Dollars
Six Months Ended June 30, 2022
Sales and other operating revenues	$67,250
Revenues and other income—non-guarantor subsidiaries	2,193
Purchased crude oil and products—third parties	43,225
Purchased crude oil and products—related parties	6,175
Purchased crude oil and products—non-guarantor subsidiaries	13,446
Income before income taxes	3,405
Net income	2,627

Summarized Combined Balance Sheet	Millions of Dollars
	June 30 2022	December 31 2021
Accounts and notes receivable—third parties	$7,312	3,772
Accounts and notes receivable—related parties	2,554	1,289
Due from non-guarantor subsidiaries, current	726	456
Total current assets	17,114	10,080
Investments and long-term receivables	9,868	10,324
Net properties, plants and equipment	11,543	11,541
Goodwill	1,047	1,047
Due from non-guarantor subsidiaries, noncurrent	2,116	5,699
Other assets associated with non-guarantor subsidiaries	2,355	2,565
Total noncurrent assets	28,657	32,935
Total assets	45,771	43,015

Due to non-guarantor subsidiaries, current	$3,900	2,227
Total current liabilities	15,507	10,551
Long-term debt	12,056	9,364
Due to non-guarantor subsidiaries, noncurrent	6,540	9,341
Total noncurrent liabilities	24,196	24,094
Total liabilities	39,703	34,645
Total equity	6,068	8,370
Total liabilities and equity	45,771	43,015

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

	Millions of Dollars, Except as Indicated
Realized Refining Margins	Atlantic Basin/ Europe	Gulf Coast	Central Corridor	West Coast	Worldwide

Three Months Ended June 30, 2022
Income before income taxes	$1,093	863	490	590	3,036
Plus:
Taxes other than income taxes	14	21	18	19	72
Depreciation, amortization and impairments	51	64	36	63	214
Selling, general and administrative expenses	16	14	13	9	52
Operating expenses	296	311	264	306	1,177
Equity in (earnings) losses of affiliates	2	3	(228)	—	(223)
Other segment expense, net	8	1	2	—	11
Proportional share of refining gross margins contributed by equity affiliates	26	—	469	—	495
Special items:
Regulatory compliance costs	9	26	22	13	70
Realized refining margins	$1,515	1,303	1,086	1,000	4,904

Total processed inputs (thousands of barrels)	49,854	52,523	22,635	30,199	155,211
Adjusted total processed inputs (thousands of barrels)*	49,854	52,523	40,629	30,199	173,205

Income before income taxes per barrel (dollars per barrel)**	$21.92	16.43	21.65	19.54	19.56
Realized refining margins (dollars per barrel)***	30.39	24.80	26.72	33.13	28.31

Three Months Ended June 30, 2021
Loss before income taxes	$(110)	(264)	(82)	(273)	(729)
Plus:
Taxes other than income taxes	18	25	11	22	76
Depreciation, amortization and impairments	52	77	34	57	220
Selling, general and administrative expenses	18	14	7	10	49
Operating expenses	217	299	125	281	922
Equity in losses of affiliates	2	—	65	—	67
Other segment income, net	(8)	(6)	(8)	(2)	(24)
Proportional share of refining gross margins contributed by equity affiliates	42	—	125	—	167
Realized refining margins	$231	145	277	95	748

Total processed inputs (thousands of barrels)	49,979	69,364	23,466	28,158	170,967
Adjusted total processed inputs (thousands of barrels)*	49,979	69,364	43,189	28,158	190,690

Loss before income taxes per barrel (dollars per barrel)**	$(2.20)	(3.81)	(3.49)	(9.70)	(4.26)
Realized refining margins (dollars per barrel)***	4.63	2.10	6.40	3.37	3.92
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

	Millions of Dollars, Except as Indicated
Realized Refining Margins	Atlantic Basin/ Europe	Gulf Coast	Central Corridor	West Coast	Worldwide

Six Months Ended June 30, 2022
Income before income taxes	$1,236	867	355	701	3,159
Plus:
Taxes other than income taxes	33	48	36	43	160
Depreciation, amortization and impairments	103	115	71	123	412
Selling, general and administrative expenses	30	25	27	18	100
Operating expenses	592	618	448	611	2,269
Equity in (earnings) losses of affiliates	5	5	(212)	—	(202)
Other segment (income) expense, net	20	1	(2)	1	20
Proportional share of refining gross margins contributed by equity affiliates	49	—	674	—	723
Special items:
Regulatory compliance costs	9	26	22	13	70
Realized refining margins	$2,077	1,705	1,419	1,510	6,711

Total processed inputs (thousands of barrels)	97,869	104,674	46,326	59,076	307,945
Adjusted total processed inputs (thousands of barrels)*	97,869	104,674	82,896	59,076	344,515

Income before income taxes per barrel (dollars per barrel)**	$12.63	8.28	7.66	11.87	10.26
Realized refining margins (dollars per barrel)***	21.22	16.29	17.12	25.58	19.48

Six Months Ended June 30, 2021
Loss before income taxes	$(263)	(517)	(330)	(659)	(1,769)
Plus:
Taxes other than income taxes	38	52	26	45	161
Depreciation, amortization and impairments	104	154	68	111	437
Selling, general and administrative expenses	32	24	14	21	91
Operating expenses	447	620	330	663	2,060
Equity in losses of affiliates	4	3	182	—	189
Other segment income, net	(8)	(6)	(10)	—	(24)
Proportional share of refining gross margins contributed by equity affiliates	85	—	211	—	296
Realized refining margins	$439	330	491	181	1,441

Total processed inputs (thousands of barrels)	92,805	123,924	43,220	54,075	314,024
Adjusted total processed inputs (thousands of barrels)*	92,805	123,924	78,900	54,075	349,704

Loss before income taxes per barrel (dollars per barrel)**	$(2.83)	(4.17)	(7.64)	(12.19)	(5.63)
Realized refining margins (dollars per barrel)***	4.73	2.67	6.21	3.35	4.12
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

	Millions of Dollars, Except as Indicated
	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021
	U.S.	International	U.S.	International
Realized Marketing Fuel Margins
Income before income taxes	$489	185	366	48
Plus:
Depreciation and amortization	3	19	5	19
Selling, general and administrative expenses	210	62	198	60
Equity in earnings of affiliates	(16)	(32)	(15)	(31)
Other operating revenues*	(139)	(9)	(110)	(10)
Other (income) expense, net	6	(3)	2	—
Marketing margins	553	222	446	86
Less: margin for nonfuel related sales	—	14	—	15
Realized marketing fuel margins	$553	208	446	71

Total fuel sales volumes (thousands of barrels)	170,899	25,329	170,228	24,539

Income before income taxes per barrel (dollars per barrel)	$2.86	7.30	2.15	1.96
Realized marketing fuel margins (dollars per barrel)**	3.24	8.20	2.62	2.89
* Includes other nonfuel revenues.
** Realized marketing fuel margins per barrel, as presented, are calculated using the underlying realized marketing fuel margin amounts, in dollars, divided by sales volumes, in barrels. As such, recalculated per barrel amounts using the rounded margins and barrels presented may differ from the presented per barrel amounts.

	Millions of Dollars, Except as Indicated
	Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
	U.S.	International	U.S.	International
Realized Marketing Fuel Margins
Income before income taxes	$680	208	565	96
Plus:
Depreciation and amortization	6	37	8	38
Selling, general and administrative expenses	392	125	363	120
Equity in earnings of affiliates	(23)	(58)	(17)	(55)
Other operating revenues*	(246)	(21)	(196)	(15)
Other expense, net	12	1	6	1
Marketing margins	821	292	729	185
Less: margin for nonfuel related sales	—	27	—	28
Realized marketing fuel margins	$821	265	729	157

Total fuel sales volumes (thousands of barrels)	340,095	50,255	316,022	46,013

Income before income taxes per barrel (dollars per barrel)	$2.00	4.14	1.79	2.09
Realized marketing fuel margins (dollars per barrel)**	2.42	5.27	2.31	3.41
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
•Political and societal concerns about climate change that could result in changes to our business or operations or increase expenditures, including litigation-related expenses.
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
•The factors generally described in Item 1A.—Risk Factors in our 2021 Annual Report on Form 10-K.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our commodity price risk and interest rate risk at June 30, 2022, did not differ materially from the risks disclosed under Item 7A of our 2021 Annual Report on Form 10-K.

Item 4.   CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported within the time periods specified in U.S. Securities and Exchange Commission (SEC) rules and forms, and that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. As of June 30, 2022, with the participation of management, our President and Chief Executive Officer and our Executive Vice President, Finance and Chief Financial Officer carried out an evaluation, pursuant to Rule 13a-15(b) of the Act, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President, Finance and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of June 30, 2022.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, in the quarterly period ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

From time to time, we may be involved in litigation and claims arising out of our operations in the normal course of business. Additionally, Item 103 of Regulation S-K promulgated by the SEC requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings and such proceedings involve potential monetary sanctions that we reasonably believe will be in excess of $300,000. During the second quarter of 2022, no such new matters arose and no material developments occurred with respect to matters previously reported but still unresolved. We do not currently believe that the eventual outcome of any matters previously reported but still unresolved, individually or in the aggregate, could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
In March 2020, we announced that we had temporarily suspended our share repurchases. We resumed our share repurchase program in the second quarter of 2022. Any future share repurchases will be made at the discretion of management and will depend on various factors including our share price, results of operations, financial condition and cash required for future business plans.

				Millions of Dollars
Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs**	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2022	—	$—	—	$2,514
May 1-31, 2022	335,487	93.56	335,487	2,483
June 1-30, 2022	364,658	93.94	364,658	2,449
Total	700,145	$93.76	700,145
* Includes repurchase of shares of common stock from company employees in connection with the company’s broad-based employee incentive plans, when applicable.
** Since July 2012, our Board of Directors has authorized an aggregate of $15 billion of repurchases of our outstanding common stock. The current $3 billion authorization announced on October 4, 2019, does not have an expiration date. The share repurchases are expected to be funded primarily through available cash. We are not obligated to repurchase any shares of common stock pursuant to these authorizations and may commence, suspend or terminate repurchases at any time. Shares of stock repurchased are held as treasury shares.

Item 6. EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.

4.1	Indenture, dated as of May 5, 2022, among Phillips 66 Company, as issuer, Phillips 66, as guarantor, and U.S. Bank Trust Company, National Association, as trustee, in respect of senior debt securities of Phillips 66 Company.	8-K	4.1	05/05/2022	001-35349

4.2	Form of the terms of the 2024 Notes, including the form of the 2024 Note.	8-K	4.2	05/05/2022	001-35349

4.3	Form of the terms of the 2025 Notes, including the form of the 2025 Note.	8-K	4.3	05/05/2022	001-35349

4.4	Form of the terms of the 2026 Notes, including the form of the 2026 Note.	8-K	4.4	05/05/2022	001-35349

4.5	Form of the terms of the 2028 Notes, including the form of the 2028 Note.	8-K	4.5	05/05/2022	001-35349

4.6	Form of the terms of the 2029 Notes, including the form of the 2029 Note.	8-K	4.6	05/05/2022	001-35349

4.7	Form of the terms of the 2045 Notes, including the form of the 2045 Note.	8-K	4.7	05/05/2022	001-35349

4.8	Form of the terms of the 2046 Notes, including the form of the 2046 Note.	8-K	4.8	05/05/2022	001-35349

4.9	Registration Rights Agreement, dated as of May 5, 2022, among Phillips 66 Company, as issuer, Phillips 66, as guarantor, and Barclays Capital Inc., J.P. Morgan Securities LLC and RBC Capital Markets, LLC, as dealer managers.	8-K	4.9	05/05/2022	001-35349

10.1	Credit Agreement dated as of June 23, 2022, among Phillips 66 Company, Phillips 66, as guarantor, the lenders party thereto, and Mizuho Bank, Ltd., as administrative agent.	8-K	10.1	06/24/2022	001-35349

10.2**	2022 Omnibus Stock and Performance Incentive Plan of Phillips 66.	DEF 14A	App. A	03/31/2022	001-35349

22*	List of Guarantor Subsidiaries.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32*	Certifications pursuant to 18 U.S.C. Section 1350.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Schema Document.

101.CAL*	Inline XBRL Calculation Linkbase Document.

101.LAB*	Inline XBRL Labels Linkbase Document.

101.PRE*	Inline XBRL Presentation Linkbase Document.

101.DEF*	Inline XBRL Definition Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

Date: July 29, 2022