Form 10-Q
period 2022-09-30
Phillips 66
filed 2022-11-09
CIK 1534701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	001-35349

Phillips 66
(Exact name of registrant as specified in its charter)

Delaware	45-3779385
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The registrant had 472,632,213 shares of common stock, $0.01 par value, outstanding as of September 30, 2022.

PHILLIPS 66

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Consolidated Statement of Income	Phillips 66

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
Revenues and Other Income
Sales and other operating revenues	$44,955	30,243	129,711	78,872
Equity in earnings of affiliates	782	982	2,384	2,097
Net gain on dispositions	1	9	2	11
Other income	3,026	238	2,698	304
Total Revenues and Other Income	48,764	31,472	134,795	81,284

Costs and Expenses
Purchased crude oil and products	38,646	27,529	114,786	72,812
Operating expenses	1,612	1,166	4,383	3,721
Selling, general and administrative expenses	617	424	1,538	1,265
Depreciation and amortization	430	361	1,127	1,081
Impairments	—	1,298	2	1,496
Taxes other than income taxes	133	85	400	343
Accretion on discounted liabilities	5	6	17	18
Interest and debt expense	158	151	426	440
Foreign currency transaction (gains) losses	5	4	24	(5)
Total Costs and Expenses	41,606	31,024	122,703	81,171
Income before income taxes	7,158	448	12,092	113
Income tax expense (benefit)	1,618	(40)	2,713	(110)
Net Income	5,540	488	9,379	223
Less: net income attributable to noncontrolling interests	149	86	239	179
Net Income Attributable to Phillips 66	$5,391	402	9,140	44

Net Income Attributable to Phillips 66 Per Share of Common Stock (dollars)
Basic	$11.19	0.91	19.37	0.08
Diluted	11.16	0.91	19.31	0.08

Weighted-Average Common Shares Outstanding (thousands)
Basic	481,388	440,193	471,375	439,880
Diluted	483,036	440,368	473,452	440,259
See Notes to Consolidated Financial Statements.

Consolidated Statement of Comprehensive Income	Phillips 66

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021

Net Income	$5,540	488	9,379	223
Other comprehensive income (loss)
Defined benefit plans
Net actuarial gain (loss) arising during the period	(4)	—	(17)	210
Amortization of net actuarial loss, prior service credit and settlements	42	36	93	105
Plans sponsored by equity affiliates	9	4	15	33
Income taxes on defined benefit plans	(7)	(8)	(15)	(82)
Defined benefit plans, net of income taxes	40	32	76	266
Foreign currency translation adjustments	(305)	(74)	(632)	(70)
Income taxes on foreign currency translation adjustments	4	2	7	2
Foreign currency translation adjustments, net of income taxes	(301)	(72)	(625)	(68)
Cash flow hedges	—	—	—	3
Income taxes on hedging activities	—	—	—	(1)
Hedging activities, net of income taxes	—	—	—	2
Other Comprehensive Income (Loss), Net of Income Taxes	(261)	(40)	(549)	200
Comprehensive Income	5,279	448	8,830	423
Less: comprehensive income attributable to noncontrolling interests	149	86	239	179
Comprehensive Income Attributable to Phillips 66	$5,130	362	8,591	244
See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet	Phillips 66

	Millions of Dollars
	September 30 2022	December 31 2021
Assets
Cash and cash equivalents	$3,744	3,147
Accounts and notes receivable (net of allowances of $64 million in 2022 and $44 million in 2021)	11,606	6,138
Accounts and notes receivable—related parties	2,046	1,332
Inventories	4,294	3,394
Prepaid expenses and other current assets	1,580	686
Total Current Assets	23,270	14,697
Investments and long-term receivables	14,772	14,471
Net properties, plants and equipment	34,962	22,435
Goodwill	1,486	1,484
Intangibles	845	813
Other assets	2,004	1,694
Total Assets	$77,339	55,594

Liabilities
Accounts payable	$11,449	7,629
Accounts payable—related parties	868	832
Short-term debt	1,032	1,489
Accrued income and other taxes	1,836	1,254
Employee benefit obligations	714	638
Other accruals	1,983	959
Total Current Liabilities	17,882	12,801
Long-term debt	16,625	12,959
Asset retirement obligations and accrued environmental costs	862	727
Deferred income taxes	6,339	5,475
Employee benefit obligations	1,021	1,055
Other liabilities and deferred credits	1,301	940
Total Liabilities	44,030	33,957

Equity
Common stock (2,500,000,000 shares authorized at $0.01 par value) Issued (2022—651,844,773 shares; 2021—650,026,318 shares)
Par value	7	7
Capital in excess of par	19,738	20,504
Treasury stock (at cost: 2022—179,212,560 shares; 2021—211,771,827 shares)	(14,526)	(17,116)
Retained earnings	24,008	16,216
Accumulated other comprehensive loss	(994)	(445)
Total Stockholders’ Equity	28,233	19,166
Noncontrolling interests	5,076	2,471
Total Equity	33,309	21,637
Total Liabilities and Equity	$77,339	55,594
See Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows	Phillips 66

	Millions of Dollars
	Nine Months Ended September 30
	2022	2021
Cash Flows From Operating Activities
Net income	$9,379	223
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,127	1,081
Impairments	2	1,496
Accretion on discounted liabilities	17	18
Deferred income taxes	1,146	(290)
Undistributed equity earnings	(985)	(78)
Net gain on dispositions	(2)	(5)
Gain related to merger of businesses	(3,013)	—
Unrealized investment (gain) loss	418	(224)
Other	15	289
Working capital adjustments
Accounts and notes receivable	(4,430)	(1,465)
Inventories	(970)	(495)
Prepaid expenses and other current assets	(462)	(369)
Accounts payable	2,656	3,723
Taxes and other accruals	1,165	313
Net Cash Provided by Operating Activities	6,063	4,217

Cash Flows From Investing Activities
Capital expenditures and investments	(1,481)	(1,263)
Return of investments in equity affiliates	78	236
Proceeds from asset dispositions	3	26
Advances/loans—related parties	(75)	(310)
Collection of advances/loans—related parties	236	1
Other	(17)	(5)
Net Cash Used in Investing Activities	(1,256)	(1,315)

Cash Flows From Financing Activities
Issuance of debt	—	450
Repayment of debt	(1,957)	(1,485)
Issuance of common stock	67	24
Repurchase of common stock	(760)	—
Dividends paid on common stock	(1,337)	(1,182)
Distributions to noncontrolling interests	(104)	(239)
Repurchase of noncontrolling interests	—	(24)
Other	(55)	(36)
Net Cash Used in Financing Activities	(4,146)	(2,492)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(64)	(27)

Net Change in Cash and Cash Equivalents	597	383
Cash and cash equivalents at beginning of period	3,147	2,514
Cash and Cash Equivalents at End of Period	$3,744	2,897
See Notes to Consolidated Financial Statements.

Consolidated Statement of Changes in Equity	Phillips 66

	Millions of Dollars
	Three Months Ended September 30
	Attributable to Phillips 66
	Common Stock
	Par Value	Capital in Excess of Par	Treasury Stock	Retained Earnings	Accum. Other Comprehensive Loss	Noncontrolling Interests	Total

June 30, 2022	$7	19,717	(13,802)	19,087	(733)	297	24,573
Net income	—	—	—	5,391	—	149	5,540
Other comprehensive loss	—	—	—	—	(261)	—	(261)
Dividends paid on common stock ($0.97 per share)	—	—	—	(466)	—	—	(466)
Repurchase of common stock	—	—	(724)	—	—	—	(724)
Benefit plan activity	—	21	—	(4)	—	—	17
Distributions to noncontrolling interests	—	—	—	—	—	(3)	(3)
Merger of DCP Midstream, LLC and Gray Oak Holdings LLC	—	—	—	—	—	4,633	4,633
September 30, 2022	$7	19,738	(14,526)	24,008	(994)	5,076	33,309

June 30, 2021	$6	20,463	(17,116)	15,345	(549)	2,453	20,602
Net income	—	—	—	402	—	86	488
Other comprehensive loss	—	—	—	—	(40)	—	(40)
Dividends paid on common stock ($0.90 per share)	—	—	—	(394)	—	—	(394)
Benefit plan activity	—	25	—	(3)	—	—	22
Distributions to noncontrolling interests	—	—	—	—	—	(81)	(81)
September 30, 2021	$6	20,488	(17,116)	15,350	(589)	2,458	20,597

	Shares
	Three Months Ended September 30
	Common Stock Issued	Treasury Stock

June 30, 2022	651,697,833	170,646,736
Repurchase of common stock	—	8,565,824
Shares issued—share-based compensation	146,940	—
September 30, 2022	651,844,773	179,212,560

June 30, 2021	649,761,235	211,771,827
Shares issued—share-based compensation	110,865	—
September 30, 2021	649,872,100	211,771,827
See Notes to Consolidated Financial Statements.

Consolidated Statement of Changes in Equity	Phillips 66

	Millions of Dollars
	Nine Months Ended September 30
	Attributable to Phillips 66
	Common Stock
	Par Value	Capital in Excess of Par	Treasury Stock	Retained Earnings	Accum. Other Comprehensive Loss	Noncontrolling Interests	Total

December 31, 2021	$7	20,504	(17,116)	16,216	(445)	2,471	21,637
Net income	—	—	—	9,140	—	239	9,379
Other comprehensive loss	—	—	—	—	(549)	—	(549)
Dividends paid on common stock ($2.86 per share)	—	—	—	(1,337)	—	—	(1,337)
Repurchase of common stock	—	—	(790)	—	—	—	(790)
Benefit plan activity	—	135	—	(11)	—	—	124
Distributions to noncontrolling interests	—	—	—	—	—	(104)	(104)
Acquisition of noncontrolling interest in Phillips 66 Partners LP	—	(901)	3,380	—	—	(2,163)	316
Merger of DCP Midstream, LLC and Gray Oak Holdings LLC	—	—	—	—	—	4,633	4,633
September 30, 2022	$7	19,738	(14,526)	24,008	(994)	5,076	33,309

December 31, 2020	$6	20,383	(17,116)	16,500	(789)	2,539	21,523
Net income	—	—	—	44	—	179	223
Other comprehensive income	—	—	—	—	200	—	200
Dividends paid on common stock ($2.70 per share)	—	—	—	(1,182)	—	—	(1,182)
Benefit plan activity	—	105	—	(10)	—	—	95
Distributions to noncontrolling interests	—	—	—	—	—	(239)	(239)
Repurchase of noncontrolling interests	—	—	—	(2)	—	(21)	(23)
September 30, 2021	$6	20,488	(17,116)	15,350	(589)	2,458	20,597

	Shares
	Nine Months Ended September 30
	Common Stock Issued	Treasury Stock

December 31, 2021	650,026,318	211,771,827
Repurchase of common stock	—	9,265,969
Shares issued—share-based compensation	1,818,455	—
Shares issued—acquisition of noncontrolling interest in Phillips 66 Partners LP	—	(41,825,236)
September 30, 2022	651,844,773	179,212,560

December 31, 2020	648,643,223	211,771,827
Shares issued—share-based compensation	1,228,877	—
September 30, 2021	649,872,100	211,771,827
See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements	Phillips 66

Note 1—Interim Financial Information

The unaudited interim financial information presented in the financial statements included in this report is prepared in accordance with generally accepted accounting principles in the United States (GAAP) and includes all known accruals and adjustments necessary, in the opinion of management, for a fair presentation of the consolidated financial position of Phillips 66 and its results of operations and cash flows for the periods presented. Unless otherwise specified, all such adjustments are of a normal and recurring nature. Certain notes and other information have been condensed or omitted from the interim financial statements included in this report. Therefore, these interim financial statements should be read in conjunction with the consolidated financial statements and notes included in our 2021 Annual Report on Form 10-K. The results of operations for the three and nine months ended September 30, 2022, are not necessarily indicative of the results expected for the full year.

DCP Midstream, LLC (DCP Midstream) and Gray Oak Holdings LLC (Gray Oak Holdings) Merger
On August 17, 2022, we and our co-venturer, Enbridge Inc. (Enbridge), agreed to merge DCP Midstream and Gray Oak Holdings, with DCP Midstream as the surviving entity.

Prior to the merger, we and Enbridge each held a 50% interest and jointly governed DCP Midstream, whose primary assets are its general partner and limited partner interests in DCP Midstream, LP (DCP LP), and we each held indirect economic interests in DCP LP of 28.26%. DCP LP is a variable interest entity (VIE) because its limited partners do not have the ability to remove its general partner with a simple majority vote, nor do its limited partners have substantive participating rights in the significant decisions made in the ordinary course of business. DCP Midstream ultimately consolidates DCP LP because one of its wholly owned subsidiaries is the primary beneficiary of DCP LP.

We and Enbridge also held 65% and 35% interests, respectively, in Gray Oak Holdings, whose only asset was a 65% noncontrolling interest in Gray Oak Pipeline, LLC (Gray Oak Pipeline). Our and Enbridge’s indirect economic interests in Gray Oak Pipeline were 42.25% and 22.75%, respectively. We had voting control over and consolidated Gray Oak Holdings and reported Gray Oak Holdings’ 65% interest in Gray Oak Pipeline as an equity investment and Enbridge’s interest in Gray Oak Holdings as a noncontrolling interest.

In connection with the merger, we and Enbridge entered into a Third Amended and Restated Limited Liability Company Agreement of DCP Midstream (Amended and Restated LLC Agreement), which realigned the members’ economic interests and governance responsibilities. Under the Amended and Restated LLC Agreement, two classes of membership interests in DCP Midstream were created, Class A and Class B, that are intended to track the assets, liabilities, revenues and expenses of the following operating segments of DCP Midstream:

•Class A Segment comprised of the businesses, activities, assets and liabilities of DCP LP and its subsidiaries and its general partner entities (DCP Midstream Class A Segment).
•Class B Segment comprised of the business, activities, assets and liabilities of Gray Oak Pipeline (DCP Midstream Class B Segment).

We hold a 76.64% Class A membership interest, which represents an indirect economic interest in DCP LP of 43.31%, and a 10% Class B membership interest, which represents an indirect economic interest in Gray Oak Pipeline of 6.5%. Enbridge holds the remaining Class A and Class B membership interests. We have been designated as the managing member of DCP Midstream Class A Segment and are responsible for conducting, directing and managing all activities associated with this segment, except as limited in certain instances. Enbridge has been designated as the managing member of DCP Midstream Class B Segment. Earnings and distributions from each segment are allocated to the members based on their membership interest in each membership class, except as otherwise provided.

DCP Midstream Class A Segment and DCP Midstream Class B Segment were determined to be silos under the variable interest consolidation model. As a result, DCP Midstream was also determined to be a VIE. We determined that we are the primary beneficiary of DCP Midstream Class A Segment because of the governance rights granted to us under the Amended and Restated LLC Agreement as managing member of the segment.

We hold a 33.33% direct ownership interest in DCP Sand Hills Pipeline, LLC (DCP Sand Hills) and DCP Southern Hills Pipeline, LLC (DCP Southern Hills). DCP LP holds the remaining 66.67% ownership interest in these entities. As a result of the governance rights granted to us over DCP Midstream Class A Segment and the governance rights we hold through our direct ownership interests, we obtained controlling financial interests in these entities in connection with the merger. As a result, our aggregate direct and indirect economic interests in DCP Sand Hills and DCP Southern Hills increased to 62.21% from 52.17%.

Starting on August 18, 2022, we began consolidating the financial results of DCP Midstream Class A Segment, DCP Sand Hills and DCP Southern Hills. We also began reporting the direct and indirect economic interests held by Enbridge, DCP LP’s public common unitholders and DCP LP’s preferred unitholders as noncontrolling interests on our financial statements.

We continue to account for our remaining indirect economic interest in Gray Oak Pipeline, now held through DCP Midstream Class B Segment, using the equity method of accounting. As a result of the merger, we derecognized Enbridge’s noncontrolling interest in Gray Oak Holdings.

We accounted for our consolidation of DCP Midstream Class A Segment, DCP Sand Hills and DCP Southern Hills as a business combination using the acquisition method of accounting. See Note 2—Business Combination, for additional information on our accounting for this transaction. See Note 20—DCP Midstream Class A Segment, for additional disclosures regarding our variable interest in DCP Midstream Class A Segment.

Merger of Phillips 66 Partners LP (Phillips 66 Partners)
On March 9, 2022, we completed the merger between us and Phillips 66 Partners. See Note 21—Phillips 66 Partners LP, for additional information on this merger transaction.

Note 2—Business Combination

On August 17, 2022, we realigned our economic interest in, and governance rights over, DCP Midstream and Gray Oak Holdings through the merger of these existing entities with DCP Midstream as the surviving entity. As part of the merger, we transferred a 35.75% indirect economic interest in Gray Oak Pipeline and contributed $404 million of cash to DCP Midstream, which was then paid to Enbridge, in return for a 15.05% incremental indirect economic ownership interest in DCP LP. As noted above, the additional governance rights we were granted as part of this transaction resulted in us consolidating the Class A Segment of DCP Midstream, as well as DCP Sand Hills and DCP Southern Hills. Given the nature of this transaction, we have accounted for the consolidation of these entities using the acquisition method of accounting. See Note 1—Interim Financial Information, for additional information on the merger and our consolidation of DCP Midstream Class A Segment, DCP Sand Hills and DCP Southern Hills.

The components of the fair value of the merger consideration are:

Millions of Dollars
Cash contributed	$404
Fair value of transferred equity interest	634
Fair value of previously held equity interests	3,853
Total merger consideration	$4,891

The aggregate purchase consideration noted above was allocated to the assets acquired and liabilities assumed of the entities consolidated based upon a preliminary estimate of their fair values as of the August 17, 2022, merger date. Due to the level of effort required to develop fair value measurements, the valuation information necessary to determine the fair values of assets acquired and liabilities assumed is preliminary, including the underlying cash flows, appraisals and other information used to estimate the fair values of the net assets acquired and noncontrolling interests in those net assets. We continue to evaluate the factors used in establishing the fair values of assets and liabilities as of the acquisition date, including, but not limited to, those factors that could affect the estimated fair values of properties, plants and equipment (PP&E), investments in unconsolidated affiliates accounted for under the equity method, identifiable intangible assets, leases, financial instruments, asset retirement and environmental obligations, legal contingencies, debt and noncontrolling interests. We will complete a final determination of the fair values of assets acquired and liabilities assumed within the one-year measurement period from the date of the merger. Any adjustments made in subsequent periods could be material to the preliminary values.

The following table summarizes, based on our preliminary purchase price allocation described above, the fair values of the assets acquired and liabilities assumed of DCP Midstream Class A Segment, DCP Sand Hills and DCP Southern Hills as of August 17, 2022:

Millions of Dollars
Fair value of assets acquired:
Cash and cash equivalents	$98
Accounts and notes receivable	1,003
Inventories	74
Prepaid expenses and other current assets	439
Investments and long-term receivables	2,192
Properties, plants and equipment	12,837
Intangibles	36
Other assets	343
Total assets acquired	17,022
Fair value of liabilities assumed:
Accounts payable	912
Short-term debt	625
Accrued income and other taxes	107
Employee benefit obligation - current	50
Other accruals	497
Long-term debt	4,541
Asset retirement obligations and accrued environmental costs	168
Deferred income taxes	40
Employee benefit obligations	54
Other liabilities and deferred credits	227
Total liabilities assumed	7,221
Fair value of net assets	9,801
Less: Fair value of noncontrolling interests	4,910
Total merger consideration	$4,891

As of August 17, 2022, the preliminary fair value of our previously held equity investments in DCP Midstream, DCP Sand Hills, and DCP Southern Hills totaled $3,853 million, and the preliminary fair value of the equity interest in Gray Oak Pipeline we transferred to our co-venturer was $634 million. In connection with the merger, we recognized gains totaling $2,831 million from remeasuring our previously held equity investments to their fair values and a gain of $182 million related to the transfer of a 35.75% indirect economic interest in Gray Oak Pipeline to our co-venturer. These gains are included in the “Other income” line item in our consolidated statement of income for the three and nine months ended September 30, 2022, and are reported in the Midstream segment. See Note 14—Fair Value Measurements, for additional information on the determination of the fair value of DCP Midstream Class A Segment, DCP Sand Hills and DCP Southern Hills.

The following “Sales and other operating revenues” and “Net Income Attributable to Phillips 66” of DCP Midstream Class A Segment, DCP Sand Hills and DCP Southern Hills were included in our consolidated statement of income from August 18, 2022, forward.

Millions of Dollars
Sales and other operating revenues	$1,368
Net Income Attributable to Phillips 66	125

Pro Forma Financial Information
The following unaudited pro forma financial information presents consolidated results assuming the acquisition of DCP Midstream Class A Segment, DCP Sand Hills and DCP Southern Hills occurred on January 1, 2021. The unaudited pro forma information includes adjustments based on currently available information and we believe the estimates and assumptions are reasonable, and the significant effects of the transactions are properly reflected in the unaudited pro forma information. An aggregate gain of $2,831 million was included in the pro forma financial information for the nine months ended September 30, 2021, which is related to the remeasurement of the previously held equity investments in DCP Midstream, DCP Sand Hills and DCP Southern Hills to their fair values in connection with the merger. Adjustments related to the economic interest change in our equity investment in Gray Oak Pipeline were excluded from the pro forma financial information.

The unaudited pro forma information does not give effect to any potential synergies that could be achieved and is not necessarily indicative of the results of future operations.

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
Sales and other operating revenues (millions)	$46,892	32,109	136,848	83,878
Net Income Attributable to Phillips 66 (millions)	3,129	405	6,963	2,167
Net Income Attributable to Phillips 66 per share—basic (dollars)	6.50	0.92	14.76	4.91
Net Income Attributable to Phillips 66 per share—diluted (dollars)	6.48	0.92	14.71	4.90

Note 3—Sales and Other Operating Revenues

Disaggregated Revenues
The following tables present our disaggregated sales and other operating revenues:

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
Product Line and Services
Refined petroleum products	$33,690	24,838	102,482	63,057
Crude oil resales	6,146	3,091	15,694	9,484
Natural gas liquids (NGL) and natural gas	4,217	2,331	10,702	6,048
Services and other*	902	(17)	833	283
Consolidated sales and other operating revenues	$44,955	30,243	129,711	78,872

Geographic Location**
United States	$36,126	24,011	103,910	61,920
United Kingdom	4,485	2,948	13,168	8,070
Germany	1,769	1,194	4,944	3,049
Other foreign countries	2,575	2,090	7,689	5,833
Consolidated sales and other operating revenues	$44,955	30,243	129,711	78,872
* Includes derivatives-related activities. See Note 13—Derivatives and Financial Instruments, for additional information.
** Sales and other operating revenues are attributable to countries based on the location of the operations generating the revenues.

Contract-Related Assets and Liabilities
At September 30, 2022, and December 31, 2021, receivables from contracts with customers were $11,393 million and $6,140 million, respectively. Significant noncustomer balances, such as buy/sell receivables and excise tax receivables, were excluded from these amounts.

Our contract-related assets also include payments we make to our marketing customers related to incentive programs. An incentive payment is initially recognized as an asset and subsequently amortized as a reduction to revenue over the contract term, which generally ranges from 5 to 15 years. At September 30, 2022, and December 31, 2021, our asset balances related to such payments were $496 million and $466 million, respectively.

Our contract liabilities represent advances from our customers prior to product or service delivery. At September 30, 2022, and December 31, 2021, contract liabilities were $237 million and $90 million, respectively.

Remaining Performance Obligations
Most of our contracts with customers are spot contracts or term contracts with only variable consideration. We do not disclose remaining performance obligations for these contracts as the expected duration is one year or less or because the variable consideration has been allocated entirely to an unsatisfied performance obligation. We also have certain contracts in our Midstream segment that include minimum volume commitments with fixed pricing. At September 30, 2022, the remaining performance obligations related to these minimum volume commitment contracts amounted to $472 million. This amount excludes variable consideration and estimates of variable rate escalation clauses in our contracts with customers, and is expected to be recognized through 2031 with a weighted average remaining life of three years as of September 30, 2022.

Note 4—Credit Losses

We are exposed to credit losses primarily through our sales of refined petroleum products, crude oil, NGL and natural gas. We assess each counterparty’s ability to pay for the products we sell by conducting a credit review. The credit review considers our expected billing exposure and timing for payment and the counterparty’s established credit rating or our assessment of the counterparty’s creditworthiness based on our analysis of their financial statements when a credit rating is not available. We also consider contract terms and conditions, country and political risk, and business strategy in our evaluation. A credit limit is established for each counterparty based on the outcome of this review. We may require collateralized asset support or a prepayment to mitigate credit risk.

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

At September 30, 2022, and December 31, 2021, we reported $13,652 million and $7,470 million of accounts and notes receivable, respectively, net of allowances of $64 million and $44 million, respectively. Based on an aging analysis at September 30, 2022, more than 95% of our accounts receivable were outstanding less than 60 days.

We are also exposed to credit losses from off-balance sheet exposures, such as guarantees of joint venture debt and standby letters of credit. See Note 11—Guarantees, and Note 12—Contingencies and Commitments, for more information on these off-balance sheet exposures.

Note 5—Inventories

Inventories consisted of the following:

	Millions of Dollars
	September 30 2022	December 31 2021

Crude oil and petroleum products	$3,928	3,024
Materials and supplies	366	370
	$4,294	3,394

Inventories valued on the last-in, first-out (LIFO) basis totaled $3,662 million and $2,792 million at September 30, 2022, and December 31, 2021, respectively. The estimated excess of current replacement cost over LIFO cost of inventories amounted to approximately $7.3 billion and $5.7 billion at September 30, 2022, and December 31, 2021, respectively.

Certain planned reductions in inventory that are not expected to be replaced by the end of the year cause liquidations of LIFO inventory values. The impact of LIFO inventory liquidations was immaterial for the three months ended September 30, 2022 and increased our net income by $43 million in the nine months ended September 30, 2022. LIFO inventory liquidations decreased our net income by $17 million and $99 million in the three and nine months ended September 30, 2021, respectively.

Note 6—Investments, Loans and Long-Term Receivables

Equity Investments

Dakota Access, LLC (Dakota Access) and Energy Transfer Crude Oil Company, LLC (ETCO)
In 2020, the trial court presiding over litigation brought by the Standing Rock Sioux Tribe (the Tribe) ordered the U.S. Army Corps of Engineers (USACE) to prepare an Environmental Impact Statement (EIS) addressing an easement under Lake Oahe in North Dakota. The court later vacated the easement. Although the easement is vacated, the USACE has no plans to stop pipeline operations while it proceeds with the EIS, and the Tribe’s request for a shutdown was denied in May of 2021. In June 2021, the trial court dismissed the litigation entirely. Once the EIS is completed, new litigation or challenges may be filed.

In February 2022, the U.S. Supreme Court (the Court) denied Dakota Access’s writ of certiorari requesting the Court to review the lower court’s decision to order the EIS and vacate the easement. Therefore, the requirement to prepare the EIS stands. Also in February 2022, the Tribe withdrew as a cooperating agency, causing the USACE to halt the EIS process while the USACE engaged with the Tribe on their reasons for withdrawing. The draft EIS process resumed in August of 2022, and release is expected in Spring of 2023.

Dakota Access and ETCO have guaranteed repayment of senior unsecured notes issued by a wholly owned subsidiary of Dakota Access in March 2019. On April 1, 2022, Dakota Access’ wholly owned subsidiary repaid $650 million aggregate principal amount of its outstanding senior notes upon maturity. We funded our 25% share, or $163 million, with a capital contribution of $89 million in March 2022 and $74 million of distributions we elected not to receive from Dakota Access in the first quarter of 2022. At September 30, 2022, the aggregate principal amount outstanding of Dakota Access’ senior unsecured notes was $1.85 billion.

In conjunction with the notes offering, Phillips 66 Partners, now a wholly owned subsidiary of Phillips 66, and its co-venturers in Dakota Access also provided a Contingent Equity Contribution Undertaking (CECU). Under the CECU, the co-venturers may be severally required to make proportionate equity contributions to Dakota Access if there is an unfavorable final judgment in the above-mentioned ongoing litigation. At September 30, 2022, our 25% share of the maximum potential equity contributions under the CECU was approximately $467 million.

If the pipeline is required to cease operations, and should Dakota Access and ETCO not have sufficient funds to pay ongoing expenses, we could be required to support our 25% share of the ongoing expenses, including scheduled interest payments on the notes of approximately $20 million annually, in addition to the potential obligations under the CECU at September 30, 2022.

At September 30, 2022, the aggregate book value of our investments in Dakota Access and ETCO was $691 million.

CF United LLC (CF United)
We hold a 50% voting interest and a 48% economic interest in CF United, a retail marketing joint venture with operations primarily on the U.S. West Coast. CF United is considered a variable interest entity (VIE) because our co-venturer has an option to require us to purchase its interest based on a fixed multiple. The put option becomes effective July 1, 2023, and expires on March 31, 2024. The put option is viewed as a variable interest as the purchase price on the exercise date may not represent the then-current fair value of CF United. We have determined that we are not the primary beneficiary because we and our co-venturer jointly direct the activities of CF United that most significantly impact economic performance. At September 30, 2022, our maximum exposure to loss was comprised of our $288 million investment in CF United, and any potential future loss resulting from the put option should the purchase price based on a fixed multiple exceed the then-current fair value of CF United.

OnCue Holdings, LLC (OnCue)
We hold a 50% interest in OnCue, a joint venture that owns and operates retail convenience stores. We fully guaranteed various debt agreements of OnCue and our co-venturer did not participate in the guarantees. This entity is considered a VIE because our debt guarantees resulted in OnCue not being exposed to all potential losses. We have determined we are not the primary beneficiary because we do not have the power to direct the activities that most significantly impact economic performance. At September 30, 2022, our maximum exposure to loss was $213 million, which represented the book value of our investment in OnCue of $142 million and guaranteed debt obligations of $71 million.

DCP Midstream and Gray Oak Holdings Merger
In connection with the DCP Midstream and Gray Oak Holdings merger, we derecognized our equity method investments in DCP Midstream, DCP Sand Hills and DCP Southern Hills as these entities are consolidated starting on August 18, 2022. In addition, as part of the merger, we transferred a 35.75% indirect economic interest in Gray Oak Pipeline to Enbridge and derecognized Enbridge’s noncontrolling interest in Gray Oak Holdings. After the merger, we continue to account for our remaining 6.5% indirect economic interest in Gray Oak Pipeline, now held through DCP Midstream Class B Segment, using the equity method of accounting. See Note 1—Interim Financial Information, Note 2—Business Combination, and Note 14—Fair Value Measurements, for additional information regarding the merger and the associated fair value measurements.

Equity Investments Acquired
As a result of the DCP Midstream and Gray Oak Holdings merger, we acquired and recorded equity investments in DCP Midstream Class A Segment at their fair values. See Note 1—Interim Financial Information, Note 2—Business Combination and Note 14—Fair Value Measurements, for additional information regarding the merger and the associated fair value measurements.

Other Investments
In September 2021, we acquired 78 million ordinary shares, representing a 16% ownership interest, in NOVONIX Limited (NOVONIX), which are traded on the Australian Securities Exchange. NOVONIX is a Brisbane, Australia-based company that develops technology and supplies materials for lithium-ion batteries. Since we do not have significant influence over the operating and financial policies of NOVONIX and the shares we own have a readily determinable fair value, our investment is recorded at fair value at the end of each reporting period. The fair value of our investment is recorded in the “Investments and long-term receivables” line item on our consolidated balance sheet. The change in the fair value of our investment due to fluctuations in NOVONIX’s stock price, or unrealized investment losses, is recorded in the “Other income (loss)” line item of our consolidated statement of income, while changes due to foreign currency fluctuations are recorded in the “Foreign currency transaction (gains) losses” line item on our consolidated statement of income. The fair value of our investment in NOVONIX was $89 million at September 30, 2022. The fair value of our investment in NOVONIX declined by $33 million and $431 million during the three and nine months ended September 30, 2022, respectively, reflecting unrealized investment losses of $28 million and $418 million and unrealized foreign currency losses of $5 million and $13 million, respectively. See Note 14—Fair Value Measurements, for additional information regarding the recurring fair value measurement of our investment in NOVONIX.

Related Party Loans
We and our co-venturer have provided member loans to WRB Refining LP (WRB). In April 2022, we and our co-venturer provided additional member loans to WRB; our 50% share was $75 million. In the second and third quarters of 2022, WRB repaid a portion of the outstanding member loan balance; our 50% share was $235 million. At September 30, 2022, our 50% share of the outstanding member loan balance, including accrued interest, was $433 million.

Note 7—Properties, Plants and Equipment

Our gross investment in PP&E and the associated accumulated depreciation and amortization (Accum. D&A) balances were as follows:

	Millions of Dollars
	September 30, 2022			December 31, 2021
	Gross PP&E	Accum. D&A	Net PP&E	Gross PP&E	Accum. D&A	Net PP&E

Midstream	$26,140	3,806	22,334	12,524	3,064	9,460
Chemicals	—	—	—	—	—	—
Refining	23,274	12,173	11,101	23,878	12,517	11,361
Marketing and Specialties	1,676	980	696	1,819	1,035	784
Corporate and Other	1,534	703	831	1,576	746	830
	$52,624	17,662	34,962	39,797	17,362	22,435

See Note 1—Interim Financial Information, Note 2—Business Combination and Note 14—Fair Value Measurements, for additional information on the DCP Midstream and Gray Oak Holdings merger and the associated fair value measurements.

Note 8—Impairments

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
Midstream	$—	10	1	208
Refining	—	1,288	1	1,288
Total impairments	$—	1,298	2	1,496

Equity Investment

Liberty
In the first quarter of 2021, Phillips 66 Partners decided to exit the Liberty Pipeline project in our Midstream segment, which had previously been deferred due to the challenging business environment caused by the COVID-19 pandemic. As a result, Phillips 66 Partners recorded a $198 million before-tax impairment to reduce the book value of its investment in Liberty at March 31, 2021, to estimated fair value.

PP&E

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

These impairment charges are included within the “Impairments” line item on our consolidated statement of income. See Note 14—Fair Value Measurements, for additional information on the determination of fair value used to record these impairments.

Note 9—Earnings Per Share

The numerator of basic earnings per share (EPS) is net income attributable to Phillips 66, adjusted for noncancelable dividends paid on unvested share-based employee awards during the vesting period (participating securities) and the premium paid for the repurchase of noncontrolling interests. The denominator of basic EPS is the sum of the daily weighted-average number of common shares outstanding during the periods presented and fully vested stock and unit awards that have not yet been issued as common stock. The numerator of diluted EPS is also based on net income attributable to Phillips 66, which is reduced by dividend equivalents paid on participating securities for which the dividends are more dilutive than the participation of the awards in the earnings of the periods presented, and the premium paid for the repurchase of noncontrolling interests. To the extent unvested stock, unit or option awards and vested unexercised stock options are dilutive, they are included with the weighted-average common shares outstanding in the denominator. Treasury stock is excluded from the denominator in both basic and diluted EPS.

	Three Months Ended September 30				Nine Months Ended September 30
	2022		2021		2022		2021
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Amounts Attributed to Phillips 66 Common Stockholders (millions):
Net Income Attributable to Phillips 66	$5,391	5,391	402	402	9,140	9,140	44	44
Income allocated to participating securities	(3)	—	(2)	(2)	(8)	—	(7)	(7)
Premium paid for the repurchase of noncontrolling interests	—	—	—	—	—	—	(2)	(2)
Net income available to common stockholders	$5,388	5,391	400	400	9,132	9,140	35	35

Weighted-average common shares outstanding (thousands):	479,355	481,388	438,067	440,193	469,339	471,375	437,783	439,880
Effect of share-based compensation	2,033	1,648	2,126	175	2,036	2,077	2,097	379
Weighted-average common shares outstanding—EPS	481,388	483,036	440,193	440,368	471,375	473,452	439,880	440,259

Earnings Per Share of Common Stock (dollars)	$11.19	11.16	0.91	0.91	19.37	19.31	0.08	0.08

On March 9, 2022, we completed the merger between us and Phillips 66 Partners. The merger resulted in the acquisition of all limited partnership interests in Phillips 66 Partners not already owned by us in exchange for approximately 42 million shares of Phillips 66 common stock issued from treasury stock. See Note 21—Phillips 66 Partners LP, for additional information on this merger transaction.

Note 10—Debt

Short-term and long-term debt consisted of the following:

	Millions of Dollars
	September 30, 2022					December 31, 2021
	Phillips 66	Phillips 66 Company	Phillips 66 Partners	DCP LP	Total	Phillips 66	Phillips 66 Partners	Total

4.300% Senior Notes due April 2022	$—	—	—	—	—	1,000	—	1,000
3.875% Senior Notes due March 2023	—	—	—	500	500	—	—	—
3.700% Senior Notes due April 2023	500	—	—	—	500	500	—	500
0.900% Senior Notes due February 2024	800	—	—	—	800	800	—	800
2.450% Senior Notes due December 2024	—	277	23	—	300	—	300	300
3.605% Senior Notes due February 2025	—	441	59	—	500	—	500	500
3.850% Senior Notes due April 2025	650	—	—	—	650	650	—	650
5.375% Senior Notes due July 2025	—	—	—	825	825	—	—	—
1.300% Senior Notes due February 2026	500	—	—	—	500	500	—	500
3.550% Senior Notes due October 2026	—	458	42	—	500	—	500	500
5.625% Senior Notes due July 2027	—	—	—	500	500	—	—	—
3.750% Senior Notes due March 2028	—	427	73	—	500	—	500	500
3.900% Senior Notes due March 2028	800	—	—	—	800	800	—	800
5.125% Senior Notes due May 2029	—	—	—	600	600	—	—	—
3.150% Senior Notes due December 2029	—	570	30	—	600	—	600	600
8.125% Senior Notes due August 2030	—	—	—	300	300	—	—	—
2.150% Senior Notes due December 2030	850	—	—	—	850	850	—	850
3.250% Senior Notes due February 2032	—	—	—	400	400	—	—	—
4.650% Senior Notes due November 2034	1,000	—	—	—	1,000	1,000	—	1,000
6.450% Senior Notes due November 2036	—	—	—	300	300	—	—	—
6.750% Senior Notes due September 2037	—	—	—	450	450	—	—	—
5.875% Senior Notes due May 2042	1,500	—	—	—	1,500	1,500	—	1,500
5.850% Junior Subordinated Notes due May 2043	—	—	—	550	550	—	—	—
5.600% Senior Notes due April 2044	—	—	—	400	400	—	—	—
4.875% Senior Notes due November 2044	1,700	—	—	—	1,700	1,700	—	1,700
4.680% Senior Notes due February 2045	—	442	8	—	450	—	450	450
4.900% Senior Notes due October 2046	—	605	20	—	625	—	625	625
3.300% Senior Notes due March 2052	1,000	—	—	—	1,000	1,000	—	1,000
Floating Rate Term Loan due April 2022 at 0.978% at year-end 2021	—	—	—	—	—	—	450	450
Floating Rate Advance Term Loan due December 2034 at 3.124% and 0.699% at September 30, 2022 and year-end 2021, respectively—related party	25	—	—	—	25	25	—	25
Other	1	—	—	14	15	1	—	1
Debt at face value	9,326	3,220	255	4,839	17,640	10,326	3,925	14,251
Fair value adjustment to debt acquired					(125)
Finance leases					269			290
Software obligations					20			16
Net unamortized discounts and debt issuance costs					(147)			(109)
Total debt					17,657			14,448
Short-term debt					(1,032)			(1,489)
Long-term debt					$16,625			12,959

2022 Activities

Credit Facilities

Phillips 66 and Phillips 66 Company

On June 23, 2022, we entered into a new $5 billion revolving credit facility (the Facility) with Phillips 66 Company as the borrower and Phillips 66 as the guarantor and a scheduled maturity date of June 22, 2027. The Facility replaced our previous $5 billion revolving credit facility with Phillips 66 as the borrower and Phillips 66 Company as the guarantor. The Facility contains usual and customary covenants that are similar to the previous revolving credit facility, including a maximum consolidated net debt-to-capitalization ratio of 65% as of the last day of each fiscal quarter. We have the option to increase the overall capacity to $6 billion, subject to certain conditions. We also have the option to extend the scheduled maturity of the Facility for up to two additional one-year terms, subject to, among other things, the consent of the lenders holding the majority of the commitments and of each lender extending its commitment. Outstanding borrowings under the Facility bear interest at either (a) the Adjusted Term Secured Overnight Financing Rate (SOFR) (as described in the Facility) in effect from time to time plus the applicable margin; or (b) the reference rate (as described in the Facility) plus the applicable margin. The Facility also provides for customary fees, including commitment fees. The pricing levels for the commitment fees and interest-rate margins are determined based on the ratings in effect for our senior unsecured long-term debt from time to time. We may at any time prepay outstanding borrowings, in whole or in part, without premium or penalty. At September 30, 2022, no amount has been drawn under the Facility.

DCP Midstream Class A Segment

As a result of the merger of DCP Midstream and Gray Oak Holdings, we recorded the fair value of DCP Midstream Class A Segment’s debt to our consolidated balance sheet as of August 17, 2022. See Note 1—Interim Financial Information, Note 2—Business Combination, and Note 14—Fair Value Measurements, for additional information regarding the merger and the associated fair value measurements. All of DCP Midstream Class A Segment’s debt is held by DCP LP. Interest on all of DCP LP’s senior notes and junior subordinated notes is paid on a semi-annual basis.

DCP LP also has a credit facility that matures on March 18, 2027, under its amended credit agreement (the Credit Agreement), with a borrowing capacity of up to $1.4 billion. The credit facility bears interest at either the term SOFR or the base rate plus, in each case, an applicable margin based on DCP LP’s credit rating. The Credit Agreement also grants DCP LP the option to increase the revolving loan commitment by an aggregate principal amount of up to $500 million and also to extend the term for up to two additional one-year periods, subject to requisite lender approval. Loans under the Credit Agreement may be used for working capital and other general partnership purposes including acquisitions. Indebtedness under the Credit Agreement bears interest at either: (1) an adjusted SOFR (as described in the Credit Agreement) plus the applicable margin; or (2) the base rate (as described in the Credit Agreement) plus an applicable margin. The Credit Agreement also provides for customary fees, including commitment fees. The cost of borrowing under the Credit Agreement is determined by a ratings-based pricing grid based on DCP LP’s credit rating. As of September 30, 2022, DCP LP had unused borrowing capacity of $1,390 million, net of $10 million of letters of credit, under the Credit Agreement, of which $1,390 million was available to borrow for working capital and other general partnership purposes based on the financial covenants set forth in the Credit Agreement. Except in the event of a default, amounts under the Credit Agreement will not become due prior to the March 18, 2027, maturity date.

DCP LP has an accounts receivable securitization facility (the Securitization Facility) that provides for up to $350 million of borrowing capacity through August 2024 at an adjusted SOFR that includes an uncommitted option to increase the total commitments under the Securitization Facility by up to an additional $400 million. Under the Securitization Facility, certain of DCP LP’s wholly owned subsidiaries sell or contribute receivables to another of DCP LP’s consolidated subsidiaries, DCP Receivables LLC (DCP Receivables), a bankruptcy-remote special purpose entity created for the sole purpose of the Securitization Facility. As of September 30, 2022, DCP LP had unused borrowing capacity of $350 million under the Securitization Facility, secured by its accounts receivable at DCP Receivables.

Phillips 66 Partners

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

Debt Repayments

After the merger, DCP LP repaid $470 million of debt, related to its accounts receivable securitization facility and revolving credit facility.

In April 2022, upon maturity, Phillips 66 repaid its 4.300% senior notes with an aggregate principal amount of $1.0 billion and Phillips 66 Partners repaid its $450 million term loan.

2021 Activities
In September 2021, Phillips 66 repaid the $500 million of outstanding borrowings under the delayed draw term loan facility due November 2023.

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

Note 11—Guarantees

At September 30, 2022, we were liable for certain contingent obligations under various contractual arrangements as described below. We recognize a liability for the fair value of our obligation as a guarantor for newly issued or modified guarantees. Unless the carrying amount of the liability is noted below, we have not recognized a liability either because the guarantees were issued prior to December 31, 2002, or because the fair value of the obligation is immaterial. In addition, unless otherwise stated, we are not currently performing with any significance under the guarantees and expect future performance to be either immaterial or have only a remote chance of occurrence.

Lease Residual Value Guarantees
Under the operating lease agreement for our headquarters facility in Houston, Texas, we have the option, at the end of the lease term in September 2025, to request to renew the lease, purchase the facility or assist the lessor in marketing it for resale. We have a residual value guarantee associated with the operating lease agreement with a maximum potential future exposure of $514 million at September 30, 2022. We also have residual value guarantees associated with railcar and airplane leases with maximum potential future exposures totaling $209 million. These leases have remaining terms of up to nine years.

Guarantees of Joint Venture Obligations
In March 2019, Phillips 66 Partners and its co-venturers in Dakota Access provided a CECU in conjunction with a senior unsecured notes offering. See Note 6—Investments, Loans and Long-Term Receivables, for additional information on Dakota Access and the CECU.

At September 30, 2022, we also had other guarantees outstanding primarily for our portion of certain joint venture debt, which have remaining terms of up to three years. The maximum potential future exposures under these guarantees were approximately $85 million. Payment would be required if a joint venture defaults on its obligations.

Indemnifications
Over the years, we have entered into various agreements to sell ownership interests in certain corporations, joint ventures and assets that gave rise to indemnification. Agreements associated with these sales include indemnifications for taxes, litigation, environmental liabilities, permits and licenses, employee claims, and real estate tenant defaults. The provisions of these indemnifications vary greatly. The majority of these indemnifications are related to environmental issues, which generally have indefinite terms and potentially unlimited exposure. At September 30, 2022, and December 31, 2021, the carrying amount of recorded indemnifications was $133 million and $144 million, respectively.

We amortize the indemnification liability over the relevant time period, if one exists, based on the facts and circumstances surrounding each type of indemnity. In cases where the indemnification term is indefinite, we will reverse the liability when we have information to support the reversal. Although it is reasonably possible future payments may exceed amounts recorded, due to the nature of the indemnifications, it is not possible to make a reasonable estimate of the maximum potential amount of future payments. At September 30, 2022, and December 31, 2021, environmental accruals for known contamination of $104 million and $106 million, respectively, were included in the carrying amount of the recorded indemnifications noted above. These environmental accruals were primarily included in the “Asset retirement obligations and accrued environmental costs” line item on our consolidated balance sheet. For additional information about environmental liabilities, see Note 12—Contingencies and Commitments.

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

We are currently participating in environmental assessments and cleanups at numerous federal Superfund and comparable state sites. After an assessment of environmental exposures for cleanup and other costs, we make accruals on an undiscounted basis (except those pertaining to sites acquired in a business combination, which we record on a discounted basis) for planned investigation and remediation activities for sites where it is probable future costs will be incurred and these costs can be reasonably estimated. At September 30, 2022, and December 31, 2021, our total environmental accruals were $436 million. We expect to incur a substantial amount of these expenditures within the next 30 years. We have not reduced these accruals for possible insurance recoveries. In the future, we may be involved in additional environmental assessments, cleanups and proceedings.

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

At September 30, 2022, we had performance obligations secured by letters of credit and bank guarantees of $1,355 million related to various purchase and other commitments incident to the ordinary conduct of business.

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

DCP Midstream Class A Segment
Through DCP LP’s operations, DCP Midstream Class A Segment is exposed to a variety of risks including but not limited to changes in the prices of commodities that DCP LP buys or sells, changes in interest rates, and the creditworthiness of each of DCP LP’s counterparties. DCP LP manages certain of these exposures with either physical or financial transactions. DCP LP has established a comprehensive risk management policy and a risk management committee to monitor and manage market risks associated with commodity prices and counterparty credit. The risk management committee is composed of DCP LP’s senior executives who receive regular briefings on positions and exposures, credit exposures and overall risk management in the context of market activities. The risk management committee is responsible for the overall management of credit risk and commodity price risk, including monitoring exposure limits. Effective from the date of the merger, we include DCP LP’s financial instruments in our financial statements. See Note 1—Interim Financial Information, for additional information regarding the merger and the associated accounting treatment.

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

	Millions of Dollars
	September 30, 2022				December 31, 2021
	Commodity Derivatives		Effect of Collateral Netting	Net Carrying Value Presented on the Balance Sheet	Commodity Derivatives		Effect of Collateral Netting	Net Carrying Value Presented on the Balance Sheet
	Assets	Liabilities			Assets	Liabilities

Assets
Prepaid expenses and other current assets	$4,239	(3,841)	—	398	99	(20)	—	79
Other assets	63	(26)	—	37	3	(1)	—	2
Liabilities
Other accruals	3	(338)	42	(293)	758	(855)	49	(48)
Other liabilities and deferred credits	30	(52)	3	(19)	—	(1)	—	(1)
Total	$4,335	(4,257)	45	123	860	(877)	49	32

At September 30, 2022, there was $219 million of collateral paid that was not offset on our consolidated balance sheet. At December 31, 2021, there was no material cash collateral received or paid that was not offset on our consolidated balance sheet.

The realized and unrealized gains (losses) incurred from commodity derivatives, and the line items where they appear on our consolidated statement of income, were:

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021

Sales and other operating revenues	$432	(214)	(123)	(530)
Other income	22	11	84	30
Purchased crude oil and products	166	66	(315)	(282)
Net gain (loss) from commodity derivative activity	$620	(137)	(354)	(782)

The following table summarizes our material net exposures resulting from outstanding commodity derivative contracts. These financial and physical derivative contracts are primarily used to manage price exposure on our underlying operations. The underlying exposures may be from nonderivative positions such as inventory volumes. Financial derivative contracts may also offset physical derivative contracts, such as forward purchase and sales contracts. The percentage of our derivative contract volumes expiring within the next 12 months was more than 90% at September 30, 2022, and December 31, 2021.

	Open Position Long / (Short)
	September 30 2022	December 31 2021
Commodity
Crude oil, refined petroleum products, NGL and renewable feedstocks (millions of barrels)	(29)	(18)
Natural gas (billions of cubic feet)	(84)	—

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

The aggregate fair values of all derivative instruments with such credit-risk-related contingent features that were in a liability position were immaterial at September 30, 2022, and December 31, 2021.

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
•Other investments—Includes other marketable securities with observable market prices.
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

The carrying values and fair values by hierarchy of our financial assets and liabilities, either carried or disclosed at fair value, including any effects of counterparty and collateral netting, were:

	Millions of Dollars
	September 30, 2022
	Fair Value Hierarchy			Total Fair Value of Gross Assets & Liabilities	Effect of Counterparty Netting	Effect of Collateral Netting	Difference in Carrying Value and Fair Value	Net Carrying Value Presented on the Balance Sheet
	Level 1	Level 2	Level 3
Commodity Derivative Assets
Exchange-cleared instruments	$4,058	103	3	4,164	(3,870)	—	—	294
OTC instruments	—	22	20	42	—	—	—	42
Physical forward contracts	—	127	2	129	(30)	—	—	99
Rabbi trust assets	121	—	—	121	N/A	N/A	—	121
Investment in NOVONIX	89	—	—	89	N/A	N/A	—	89
Other investments	40	—	—	40	N/A	N/A	—	40
	$4,308	252	25	4,585	(3,900)	—	—	685

Commodity Derivative Liabilities
Exchange-cleared instruments	$3,931	246	5	4,182	(3,870)	(45)	—	267
OTC instruments	—	5	—	5	—	—	—	5
Physical forward contracts	—	70	—	70	(30)	—	—	40
Floating-rate debt	—	25	—	25	N/A	N/A	—	25
Fixed-rate debt, excluding finance leases and software obligations	—	15,846	—	15,846	N/A	N/A	1,497	17,343
	$3,931	16,192	5	20,128	(3,900)	(45)	1,497	17,680

	Millions of Dollars
	December 31, 2021
	Fair Value Hierarchy			Total Fair Value of Gross Assets & Liabilities	Effect of Counterparty Netting	Effect of Collateral Netting	Difference in Carrying Value and Fair Value	Net Carrying Value Presented on the Balance Sheet
	Level 1	Level 2	Level 3
Commodity Derivative Assets
Exchange-cleared instruments	$419	368	—	787	(779)	—	—	8
Physical forward contracts	—	73	—	73	—	—	—	73
Rabbi trust assets	158	—	—	158	N/A	N/A	—	158
Investment in NOVONIX	520	—	—	520	N/A	N/A	—	520
	$1,097	441	—	1,538	(779)	—	—	759

Commodity Derivative Liabilities
Exchange-cleared instruments	$463	362	—	825	(779)	(49)	—	(3)
OTC instruments	—	1	—	1	—	—	—	1
Physical forward contracts	—	51	—	51	—	—	—	51
Floating-rate debt	—	475	—	475	N/A	N/A	—	475
Fixed-rate debt, excluding finance leases and software obligations	—	15,353	—	15,353	N/A	N/A	(1,686)	13,667
	$463	16,242	—	16,705	(779)	(49)	(1,686)	14,191

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

Equity Investment
In the first quarter of 2021, Phillips 66 Partners wrote down the book value of its investment in Liberty to estimated fair value using a Level 3 nonrecurring fair value measurement. This nonrecurring measurement was based on the estimated fair value of Phillips 66 Partners’ share of the joint venture’s pipeline assets and net working capital at March 31, 2021.

PP&E
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

DCP Midstream and Gray Oak Holdings Merger
In the third quarter of 2022, we and Enbridge agreed to merge DCP Midstream and Gray Oak Holdings with DCP Midstream as the surviving entity. As a result, we began consolidating the financial results of DCP Midstream Class A Segment, DCP Sand Hills and DCP Southern Hills, and accordingly, accounted for the business combination using the acquisition method of accounting, which requires DCP Midstream Class A Segment’s, DCP Sand Hills’ and DCP Southern Hills’, assets and liabilities to be recorded at fair value as of the acquisition date on our consolidated balance sheet. See Note 2—Business Combination, for additional information on the merger transaction.

Equity Investments
The preliminary fair value of the investments we acquired that are accounted for under the equity method was $2,192 million. The preliminary fair value of these assets was determined using the income approach. The income approach used discounted cash flow models that require various observable and non-observable inputs, such as margins, tariffs and rates, utilization, volumes, product costs, operating expenses, capital expenditures, terminal-year values and risk-adjusted discount rates. These valuations resulted in Level 3 nonrecurring fair value measurements.

PP&E
The preliminary fair value of PP&E was $12,837 million. The preliminary fair value of these assets was determined primarily using the cost approach. The cost approach used assumptions for the current replacement costs of similar plant and equipment assets adjusted for estimated physical deterioration, functional obsolescence and economic obsolescence. These valuations resulted in Level 3 nonrecurring fair value measurements.

Debt
The preliminary fair value of DCP LP’s senior and junior subordinated notes was measured using a market approach, based on the average of quotes for the acquired debt from major financial institutions. These valuations resulted in Level 2 nonrecurring fair value measurements.

Gain Related to Merger of Businesses
In connection with the merger, we recognized gains totaling $2,831 million from remeasuring our previously held equity investments to their fair values and a gain of $182 million related to the transfer of a 35.75% indirect economic interest in Gray Oak Pipeline to our co-venturer. The preliminary fair values of our previously held equity interest in DCP Midstream and the equity interest in Gray Oak Pipeline we transferred were primarily based on DCP LP’s publicly traded common unit market price on the effective date of the merger, August 17, 2022, the cash consideration contributed and obligations that were deemed to be effectively settled. This valuation resulted in Level 1 nonrecurring fair value measurements. The preliminary fair values of our previously held equity interests in DCP Sand Hills and DCP Southern Hills were determined using the income approach. The income approach used discounted cash flow models that require various observable and non-observable inputs, such as tariffs, volumes, operating expenses, capital expenditures, terminal-year values and risk-adjusted discount rates. These valuations resulted in Level 3 nonrecurring fair value measurements.

Noncontrolling Interest
As a result of our consolidation of the DCP Midstream Class A Segment, the noncontrolling interests held in the DCP Midstream Class A Segment were recorded at their estimated fair values on the merger date. These noncontrolling interests include Enbridge’s indirect economic interest in DCP LP, the public holders of DCP LP’s common units and the holders of DCP LP’s preferred units. The fair value of the noncontrolling interests in DCP LP’s common units was based on their unit market price as of the date of the merger, August 17, 2022. The fair value of the noncontrolling interests in DCP LP’s publicly traded preferred units was based on their respective market price as of the date of the merger, August 17, 2022. These valuations resulted in Level 1 nonrecurring fair value measurements. The preliminary fair value of the noncontrolling interests in DCP LP’s other preferred units was based on an income approach that used projected distributions that were discounted using an average implied yield of DCP LP’s publicly traded preferred units. This valuation resulted in a Level 2 nonrecurring fair value measurement.

Note 15—Pension and Postretirement Plans

The components of net periodic benefit cost for the three and nine months ended September 30, 2022 and 2021, were as follows:

	Millions of Dollars
	Pension Benefits				Other Benefits
	2022		2021		2022	2021
	U.S.	Int’l.	U.S.	Int’l.
Components of Net Periodic Benefit Cost
Three Months Ended September 30
Service cost	$28	6	37	9	1	1
Interest cost	28	5	20	5	1	2
Expected return on plan assets	(31)	(13)	(39)	(15)	—	—
Amortization of prior service credit	—	—	—	—	—	(1)
Amortization of net actuarial loss (gain)	6	3	8	7	(1)	—
Settlements	20	9	18	—	—	—
Net periodic benefit cost*	$51	10	44	6	1	2

Nine Months Ended September 30
Service cost	$98	21	111	26	3	4
Interest cost	70	16	60	14	4	4
Expected return on plan assets	(109)	(44)	(121)	(44)	—	—
Amortization of prior service credit	—	—	—	—	(1)	(2)
Amortization of net actuarial loss (gain)	18	9	37	19	(2)	(1)
Settlements	45	9	47	—	—	—
Net periodic benefit cost*	$122	11	134	15	4	5
* Included in the “Operating expenses” and “Selling, general and administrative expenses” line items on our consolidated statement of income.

During the nine months ended September 30, 2022, we contributed $122 million to our U.S. pension and other postretirement benefit plans and $18 million to our international pension plans. We currently expect to make additional contributions of approximately $16 million to our U.S. pension and other postretirement benefit plans and approximately $5 million to our international pension plans during the remainder of 2022.

Note 16—Accumulated Other Comprehensive Loss

Changes in the balances of each component of accumulated other comprehensive loss were as follows:

	Millions of Dollars
	Defined Benefit Plans	Foreign Currency Translation	Hedging	Accumulated Other Comprehensive Loss

December 31, 2021	$(398)	(45)	(2)	(445)
Other comprehensive loss before reclassifications	(1)	(625)	—	(626)
Amounts reclassified from accumulated other comprehensive loss
Defined benefit plans*
Amortization of net actuarial loss, prior service credit and settlements	77	—	—	77
Foreign currency translation	—	—	—	—
Hedging	—	—	—	—
Net current period other comprehensive income (loss)	76	(625)	—	(549)
September 30, 2022	$(322)	(670)	(2)	(994)

December 31, 2020	$(809)	25	(5)	(789)
Other comprehensive income (loss) before reclassifications	184	(68)	1	117
Amounts reclassified from accumulated other comprehensive loss
Defined benefit plans*
Amortization of net actuarial loss, prior service credit and settlements	82	—	—	82
Foreign currency translation	—	—	—	—
Hedging	—	—	1	1
Net current period other comprehensive income (loss)	266	(68)	2	200
September 30, 2021	$(543)	(43)	(3)	(589)
* Included in the computation of net periodic benefit cost. See Note 15—Pension and Postretirement Plans, for additional information.

Note 17—Related Party Transactions

Significant transactions with related parties were:

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021

Operating revenues and other income (a)(d)	$1,599	1,005	4,914	2,734
Purchases (b)(d)	5,705	3,980	16,589	9,789
Operating expenses and selling, general and administrative expenses (c)	69	80	209	215

(a)We sold NGL, other petrochemical feedstocks and solvents to Chevron Phillips Chemical Company LLC (CPChem), NGL and certain feedstocks to DCP Midstream, gas oil and hydrogen feedstocks to Excel Paralubes LLC (Excel Paralubes), and refined petroleum products to several of our equity affiliates in the Marketing and Specialties segment, including OnCue and CF United. We also sold certain feedstocks and intermediate products to WRB and acted as an agent for WRB in supplying crude oil and other feedstocks for a fee. In addition, we charged several of our equity affiliates, including CPChem, for the use of common facilities, such as steam generators, waste and water treaters and warehouse facilities.

(b)We purchased crude oil, refined petroleum products, NGL and solvents from WRB. We also purchased natural gas and NGL from DCP Midstream and CPChem, as well as other feedstocks from various equity affiliates, for use in our refinery and fractionation processes. In addition, we purchased base oils and fuel products from Excel Paralubes for use in our specialty and refining businesses. We paid NGL fractionation fees to CPChem. We also paid fees to various pipeline equity affiliates for transporting crude oil, refined petroleum products and NGL.

(c)We paid consignment fees to CF United, and utility and processing fees to various equity affiliates.

(d)As a result of the DCP Midstream and Gray Oak Holdings merger, DCP Midstream Class A Segment, DCP Sand Hills and DCP Southern Hills are no longer considered related parties to us after August 17, 2022. Accordingly, any sale and purchase transactions with them are excluded from the above disclosure after the merger.

Note 18—Segment Disclosures and Related Information

Our operating segments are:

1)Midstream—Provides crude oil and refined petroleum product transportation, terminaling and processing services, as well as natural gas and NGL transportation, storage, fractionation, processing and marketing services, mainly in the United States. As a result of the merger on August 17, 2022, we began consolidating DCP Midstream Class A Segment, DCP Sand Hills and DCP Southern Hills. This segment also includes our 16% investment in NOVONIX. On March 9, 2022, we completed the merger between us and Phillips 66 Partners. See Note 1—Interim Financial Information and Note 21—Phillips 66 Partners LP, for additional information on these transactions.

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

Intersegment sales are at prices that we believe approximate market.

Analysis of Results by Operating Segment

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
Sales and Other Operating Revenues*
Midstream
Total sales	$5,035	3,067	12,938	8,049
Intersegment eliminations	(777)	(802)	(2,379)	(2,138)
Total Midstream	4,258	2,265	10,559	5,911
Chemicals	—	1	—	3
Refining
Total sales	29,904	20,206	86,905	53,939
Intersegment eliminations	(18,250)	(12,853)	(54,739)	(32,826)
Total Refining	11,654	7,353	32,166	21,113
Marketing and Specialties
Total sales	29,866	21,184	89,595	53,286
Intersegment eliminations	(837)	(569)	(2,635)	(1,462)
Total Marketing and Specialties	29,029	20,615	86,960	51,824
Corporate and Other	14	9	26	21
Consolidated sales and other operating revenues	$44,955	30,243	129,711	78,872
* See Note 3—Sales and Other Operating Revenues, for further details on our disaggregated sales and other operating revenues.

Income (Loss) Before Income Taxes
Midstream	$3,645	629	4,179	1,017
Chemicals	135	631	804	1,408
Refining	2,851	(1,126)	6,010	(2,895)
Marketing and Specialties	847	545	1,928	1,311
Corporate and Other	(320)	(231)	(829)	(728)
Consolidated income before income taxes	$7,158	448	12,092	113

	Millions of Dollars
	September 30 2022	December 31 2021
Total Assets
Midstream	$31,129	15,932
Chemicals	6,675	6,453
Refining	22,628	19,952
Marketing and Specialties	11,555	8,505
Corporate and Other	5,352	4,752
Consolidated total assets	$77,339	55,594

Note 19—Income Taxes

Our effective income tax rate for the three and nine months ended September 30, 2022, was 23% and 22%, respectively, compared with (9)% and (97)%, respectively, for the corresponding periods of 2021. The increase in our effective tax rate for the three and nine months ended September 30, 2022, was primarily attributable to the discrete tax treatment of the Alliance Refinery impairment in 2021. The tax consequences of the impairment were not included in our estimated annual effective tax rate but instead were fully reported in the third quarter of 2021. Additionally, the tax consequences of the gain recognized related to the DCP Midstream and Gray Oak Holdings merger were not included in our estimated annual effective tax rate but instead were fully reported in the third quarter of 2022 as a discrete item. See Note 1—Interim Financial Information, for additional information on this merger.

The effective tax rate for the three and nine months ended September 30, 2022, varied from the U.S. federal statutory income tax rate primarily due to state income taxes.

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (IRA) that includes, among other provisions, changes to the U.S. corporate income tax system, including a 15% minimum tax based on adjusted financial statement income as defined in the IRA, which is effective after December 31, 2022. We are continuing to evaluate the IRA and its requirements, as well as the application to our business.

Note 20—DCP Midstream Class A Segment

DCP Midstream Class A Segment is a VIE and we are the primary beneficiary. DCP Midstream Class A Segment is comprised of the businesses, activities, assets and liabilities of DCP LP and its subsidiaries and its general partner entities. Refer to Note 1—Interim Financial Information and Note 2—Business Combination, for more details on the DCP Midstream and Gray Oak Holdings merger transaction and related accounting.

DCP LP, headquartered in Denver, Colorado, is a publicly traded MLP whose operations currently include producing and fractionating NGL, gathering, compressing, treating and processing natural gas; recovering condensate; and transporting, trading, marketing and sorting natural gas and NGL.

As a result of our consolidation of DCP Midstream Class A Segment, the public common and preferred unitholders’ ownership interests and Enbridge’s indirect economic interest in DCP LP are reflected as noncontrolling interests in our consolidated financial statements. At September 30, 2022, we held a 43.31% indirect economic interest in DCP LP.

The most significant assets of DCP Midstream Class A Segment that are available to settle only its obligations, along with its most significant liabilities for which its creditors do not have recourse to Phillips 66’s general credit, were:

Millions of Dollars
September 30, 2022
Accounts receivable, trade*	$1,298
Net properties, plants and equipment	9,295
Investments in unconsolidated affiliates**	2,185
Accounts payable	1,351
Short-term debt	506
Long-term debt	4,192
* Included in the “Accounts and notes receivable” line item on the Phillips 66 consolidated balance sheet.
** Included in the “Investments and long-term receivables” line item on the Phillips 66 consolidated balance sheet.

Preferred Units
DCP LP’s preferred units rank senior to its common units with respect to distribution rights and rights upon liquidations. Holders of DCP LP’s preferred units have no voting rights except for certain limited protective voting rights. Distributions on the preferred units are payable out of DCP LP’s available cash, are accretive and are cumulative from the date of original issuance of the preferred units.

Distributions on the Series A preferred units are payable semiannually in arrears in June and December of each year. Distributions on the Series B preferred units are payable quarterly in arrears in March, June, September and December of each year. Distributions on the Series C preferred units are payable quarterly in arrears in January, April, July and October of each year.

As of September 30, 2022, DCP LP had 500,000 Series A preferred units outstanding with an aggregate liquidation preference of $500 million, 6,450,000 Series B preferred units outstanding with an aggregate liquidation preference of approximately $161 million, and 4,400,000 Series C preferred units outstanding with an aggregate liquidation preference of $110 million. The Series B and C preferred units are publicly traded.

Common Units
As of September 30, 2022, DCP LP had approximately 208 million of common units outstanding, of which approximately 90 million were publicly held. In addition, Enbridge holds a 23.36% economic interest in the approximately 118 million common units held by DCP Midstream Class A Segment.

Common Unit Acquisition Proposal
On August 17, 2022, we announced the submission of a non-binding proposal to the board of the general partner of DCP LP offering to acquire all publicly held common units of DCP LP for cash consideration of $34.75 per unit. The proposed transaction is subject to the negotiation and execution of a definitive agreement, and approval of such definitive agreement and transactions contemplated therein by the board of the general partner of DCP LP and the special committee appointed by the board. There can be no assurance that the definitive agreement will be executed or that any transaction will be consummated on the terms described above, or at all.

Note 21—Phillips 66 Partners LP

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

Note 22—Restructuring

In April 2022, we announced that we are progressing a multi-year business transformation focused on enterprise-wide opportunities to improve our cost structure. For the three and nine months ended September 30, 2022, we recorded restructuring costs totaling $74 million and $99 million, respectively, primarily related to consulting fees and severance accruals. These costs are recorded in the “Selling, general and administrative expenses” line item on our consolidated statement of income and are reported in our Corporate segment.

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

EXECUTIVE OVERVIEW AND BUSINESS ENVIRONMENT

Phillips 66 is a diversified energy company with midstream, chemicals, refining, and marketing and specialties businesses. At September 30, 2022, we had total assets of $77 billion. Our common stock trades on the New York Stock Exchange under the symbol PSX.

Executive Overview
In the third quarter of 2022, we reported earnings of $5.4 billion and generated cash from operating activities of $3.1 billion. We used available cash to fund capital expenditures and investments of $735 million, repurchase $694 million of common stock, and pay dividends on our common stock of $466 million. We ended the third quarter of 2022 with $3.7 billion of cash and cash equivalents and $6.7 billion of total committed capacity available under our revolving credit facility, DCP Midstream, LP’s (DCP LP) credit facility and DCP LP’s accounts receivable securitization facility.

We continue to progress our multi-year business transformation focused on enterprise-wide opportunities to improve our cost structure. We recently started implementing initiatives and are targeting a sustainable run-rate cost reduction of at least $800 million and lower sustaining capital of at least $200 million per year by the end of 2023. During the third quarter of 2022, we recorded restructuring costs of $74 million associated with our business transformation.

DCP Midstream and Gray Oak Holdings Merger
On August 17, 2022, we announced a realignment of our economic and governance interests in DCP LP and Gray Oak Pipeline, LLC (Gray Oak Pipeline) resulting from the merger of DCP Midstream, LLC (DCP Midstream) and Gray Oak Holdings LLC (Gray Oak Holdings). In connection with the merger, we were delegated DCP Midstream’s governance rights over DCP LP and its general partner entities, referred to as DCP Midstream Class A Segment. As a result, starting on August 18, 2022, the company’s financial results reflect the consolidation of DCP Midstream Class A Segment, as well as DCP Sand Hills Pipeline, LLC (DCP Sand Hills) and DCP Southern Hills Pipeline, LLC (DCP Southern Hills). See Note 1—Interim Financial Information and Note 2—Business Combination, in the Notes to Consolidated Financial Statements, for additional information on the merger of DCP Midstream and Gray Oak Holdings and the accounting treatment.

Phillips 66 Partners Merger
On March 9, 2022, we completed the merger between us and Phillips 66 Partners LP (Phillips 66 Partners). The merger resulted in the acquisition of all limited partnership interests in Phillips 66 Partners not already owned by us. Upon closing, Phillips 66 Partners became a wholly owned subsidiary of Phillips 66 and its common units are no longer publicly traded. See Note 21—Phillips 66 Partners LP, in the Notes to Consolidated Financial Statements, for additional information on this merger transaction.

Business Environment
The Midstream segment includes our Transportation and NGL businesses. Our Transportation business contains fee-based operations not directly exposed to commodity price risk. Our NGL business, including DCP Midstream Class A Segment, DCP Sand Hills and DCP Southern Hills from August 18, 2022, forward, contains both fee-based operations and operations directly impacted by NGL, natural gas and condensate prices. During the third quarter of 2022, NGL and natural gas prices increased, compared with the third quarter of 2021, due to strong demand and higher crude oil prices.

The Chemicals segment consists of our 50% equity investment in Chevron Phillips Chemical Company LLC (CPChem). The chemicals and plastics industry is mainly a commodity-based industry where the margins for key products are based on supply and demand, as well as cost factors. During the third quarter of 2022, the benchmark high-density polyethylene chain margin decreased, compared with the third quarter of 2021, mainly due to lower prices and higher feedstock costs.

Our Refining segment results are driven by several factors, including market crack spreads, refinery throughput, feedstock costs, product yields, turnaround activity, and other operating costs. The price of U.S. benchmark crude oil, West Texas Intermediate (WTI) at Cushing, Oklahoma, increased to an average of $91.76 per barrel during the third quarter of 2022, compared with an average of $70.58 per barrel in the third quarter of 2021. Market crack spreads are used as indicators of refining margins and measure the difference between market prices for refined petroleum products and crude oil. Worldwide market crack spreads increased to an average of $36.29 per barrel during the third quarter of 2022, compared with an average of $19.44 per barrel in the third quarter of 2021. The increases in crude oil prices and market crack spreads were mainly driven by tight supply due to a significant increase in demand for refined petroleum products as economic activities continue to recover as the Coronavirus Disease 2019 (COVID-19) pandemic recedes, as well as market and trade flow disruptions from the conflict between Russia and Ukraine.

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

RESULTS OF OPERATIONS

Unless otherwise indicated, discussion of results for the three and nine months ended September 30, 2022, is based on a comparison with the corresponding periods of 2021.

In connection with the merger of DCP Midstream and Gray Oak Holdings, results for the three and nine months ended September 30, 2022, include the consolidation of DCP Midstream Class A Segment, DCP Sand Hills and DCP Southern Hills from August 18, 2022, forward. See Note 1—Interim Financial Information, Note 2—Business Combination, and Note 14—Fair Value Measurements, in the Notes to Consolidated Financial Statements, for additional information on the merger of DCP Midstream and Gray Oak Holdings.

Consolidated Results

A summary of income before income taxes by business segment with a reconciliation to net income attributable to Phillips 66 follows:

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021

Midstream	$3,645	629	4,179	1,017
Chemicals	135	631	804	1,408
Refining	2,851	(1,126)	6,010	(2,895)
Marketing and Specialties	847	545	1,928	1,311
Corporate and Other	(320)	(231)	(829)	(728)
Income before income taxes	7,158	448	12,092	113
Income tax expense (benefit)	1,618	(40)	2,713	(110)
Net income	5,540	488	9,379	223
Less: net income attributable to noncontrolling interests	149	86	239	179
Net income attributable to Phillips 66	$5,391	402	9,140	44

Our net income attributable to Phillips 66 in the third quarter and nine-month period of 2022 was $5.4 billion and $9.1 billion, respectively, compared with $402 million and $44 million in the third quarter and nine-month period of 2021, respectively.

The improvements in both periods were primarily due to:

•Improved realized refining and international marketing fuel margins.

•An aggregate gain of $3,013 million recognized in our Midstream segment in connection with the merger of DCP Midstream and Gray Oak Holdings.

•Lower impairments in the Refining segment.

These improvements were partially offset by lower equity earnings from CPChem, an unrealized decrease in the fair value of our investment in NOVONIX Limited (NOVONIX), and an increase in income tax expense.

See the “Segment Results” section for additional information on our segment performance and Note 19—Income Taxes, in the Notes to Consolidated Financial Statements, for additional information on income taxes.

Statement of Income Analysis

Sales and other operating revenues for the third quarter and nine-month period of 2022 increased 49% and 64%, respectively, and purchased crude oil and products increased 40% and 58%, respectively. These increases were mainly due to higher prices for refined petroleum products, crude oil and NGL.

Equity in earnings of affiliates decreased 20% in the third quarter of 2022 and increased 14% in the nine-month period of 2022. The decrease in the third quarter of 2022 was primarily due to lower equity earnings from CPChem, partially offset by increases in equity earnings from WRB due to improved realized refining margins, as well as Excel Paralubes LLC (Excel Paralubes). The increase in the nine-month period of 2022 was primarily attributable to higher equity earnings from WRB resulting from improved realized refining margins; DCP Midstream prior to the consolidation of DCP Midstream Class A Segment, DCP Sand Hills and DCP Southern Hills; and Excel Paralubes, partially offset by lower equity earnings from CPChem. See Chemicals and Marketing and Specialties segment analyses in the “Segment Results” section for additional information regarding CPChem and Excel Paralubes, respectively.

Other income increased $2,788 million and $2,394 million in the third quarter and nine-month period of 2022, respectively. The increase in both periods was primarily due to an aggregate gain of $3,013 million recognized in our Midstream segment in connection with the merger of DCP Midstream and Gray Oak Holdings. These increases were partially offset by unrealized investment losses related to decreases in the stock price of our investment in NOVONIX, which we acquired in September 2021. See Note 6—Investments, Loans and Long-Term Receivables, in the Notes to Consolidated Financial Statements, for additional information regarding our investment in NOVONIX.

Operating expenses increased 38% and 18% in the third quarter and nine-month period of 2022, respectively. The increase in both periods was mainly attributable to higher utility costs driven by increased commodity prices and higher turnaround and other maintenance expenses.

Selling, general and administrative expenses increased 46% and 22% in the third quarter and nine-month period of 2022, respectively. The increase in both periods was primarily due to restructuring costs associated with our business transformation, higher selling expenses driven by rising refined petroleum product prices and increased employee-related expenses.

Depreciation and amortization increased 19% in the third quarter of 2022. The increase was primarily due to additional depreciation and amortization recorded from August 18, 2022, forward related to assets acquired as a result of the consolidation of DCP Midstream Class A Segment, DCP Southern Hills and DCP Sand Hills.

Impairments decreased in the third quarter and nine-month period of 2022. The decrease in both periods was due to a before-tax impairment of $1,298 million recorded in the third quarter of 2021 associated with our Alliance Refinery. The nine-month period of 2021 also included a before-tax impairment of $198 million recorded in the first quarter of 2021 related to Phillips 66 Partners’ decision to exit the Liberty Pipeline project. See Note 8—Impairments, in the Notes to Consolidated Financial Statements, for additional information regarding these impairments.

Taxes other than income taxes increased 56% and 17% in the third quarter and nine-month period of 2022, respectively. The increase in both periods was primarily due to higher taxes at our San Francisco Refinery due to tax credits received from renewable diesel blending activity in the third quarter of 2021, as well as higher property and other taxes.

We had income tax expense of $1,618 million and $2,713 million in the third quarter and nine-month period of 2022, respectively, compared with an income tax benefit of $40 million and $110 million in the third quarter and nine-month period of 2021, respectively. The fluctuation in income taxes between periods is primarily due to improved results. See Note 19—Income Taxes, in the Notes to Consolidated Financial Statements, for information regarding our effective income tax rates.

Net income attributable to noncontrolling interests increased 73% and 34% in the third quarter and nine-month period of 2022. The increase was primarily driven by the consolidation of DCP Midstream Class A Segment, DCP Sand Hills and DCP Southern Hills, which resulted in us reflecting the additional noncontrolling interest owned by the public common and preferred unitholders of DCP LP, as well as Enbridge’s noncontrolling interest in DCP Midstream Class A Segment, on our consolidated income statement. These increases were partially offset by a decrease due to the merger between us and Phillips 66 Partners that occurred in the first quarter of 2022. Upon closing of the merger transaction, Phillips 66 Partners became a wholly owned subsidiary of Phillips 66. See Note 21—Phillips 66 Partners LP, in the Notes to Consolidated Financial Statements, for additional information on the merger transaction.

Segment Results

Midstream

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021

	Millions of Dollars
Income (Loss) Before Income Taxes
Transportation	$411	244	939	475
NGL and Other*	3,267	161	3,671	318
NOVONIX	(33)	224	(431)	224
Total Midstream	$3,645	629	4,179	1,017
* In the third quarter of 2022, we began presenting the results of DCP Midstream Class A Segment within the results of our NGL and Other business. Prior periods also have been updated to reflect the results from our equity investment in DCP Midstream prior to August 18, 2022, within the results of our NGL and Other business.

	Thousands of Barrels Daily
Transportation Volumes
Pipelines*	3,084	3,483	3,083	3,238
Terminals	3,066	2,771	2,962	2,744
Operating Statistics
NGL fractionated**	508	420	477	395
NGL production***	434	398	424	387
* Pipelines represent the sum of volumes transported through each separately tariffed consolidated pipeline segment, excluding NGL pipelines.
** Includes 100% of DCP Midstream Class A Segment’s volumes from August 18, 2022, forward.
*** Includes 100% of DCP Midstream Class A Segment’s volumes.

Dollars Per Gallon
Market Indicator
Weighted-Average NGL Price*	$0.98	0.91	1.08	0.77
* Based on index prices from the Mont Belvieu market hub, which are weighted by NGL component mix.

The Midstream segment provides crude oil and refined petroleum product transportation, terminaling and processing services; NGL production, transportation, storage, fractionation, processing and marketing services; natural gas gathering, compressing, treating, processing, storage, transportation and marketing services; and condensate recovering, mainly in the United States. This segment also includes our 16% investment in NOVONIX.

In connection with the merger of DCP Midstream and Gray Oak Holdings, the results of our Transportation business reflect a decrease in our indirect economic interest in Gray Oak Pipeline to 6.5% from August 18, 2022, forward. Prior to August 18, 2022, the Transportation results presented in the table above reflect Gray Oak Holdings’ 65% economic interest in Gray Oak Pipeline. In addition, the results of our NGL and Other business include the consolidated results of DCP Midstream Class A Segment, DCP Sand Hills and DCP Southern Hills from August 18, 2022, forward. Prior to August 18, 2022, our investments in DCP Midstream, DCP Sand Hills and DCP Southern Hills were accounted for using the equity method. As a result of the merger and consolidation, DCP Midstream’s results prior to the merger have been combined with the results of our NGL and Other business.

Results from our Midstream segment increased $3,016 million in the third quarter of 2022 and increased $3,162 million in the nine-month period of 2022.

Results from our Transportation business increased $167 million and $464 million in the third quarter and nine-month period of 2022, respectively. The increase in both periods was primarily due to a gain of $182 million from the transfer of a 35.75% indirect economic interest in Gray Oak Pipeline to our co-venturer as part of the merger of DCP Midstream and Gray Oak Holdings. In addition, the increase in the nine-month period of 2022 was also due to a before-tax impairment of $198 million recorded in the first quarter of 2021 related to Phillips 66 Partners’ decision to exit the Liberty Pipeline project.

Results from our NGL and Other business increased $3,106 million and $3,353 million in the third quarter and nine-month period of 2022, respectively. The increase in both periods was primarily due to gains totaling $2,831 million recognized from remeasuring our previously held equity investments in DCP Midstream, DCP Sand Hills and DCP Southern Hills to their fair values in connection with the merger of DCP Midstream and Gray Oak Holdings.

The fair value of our investment in NOVONIX decreased by $257 million and $655 million in the third quarter and nine-month period of 2022, respectively. We acquired this investment in September 2021.

In the Notes to Consolidated Financial Statements, see Note 6—Investments, Loans and Long-Term Receivables, for additional information on our investment in NOVONIX, and Note 8—Impairments, for information regarding the Liberty Pipeline project impairment.

See the “Executive Overview and Business Environment” section for information on market factors impacting this quarter’s results.

Chemicals

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021

	Millions of Dollars

Income Before Income Taxes	$135	631	804	1,408

	Millions of Pounds
CPChem Externally Marketed Sales Volumes*
Olefins and Polyolefins	4,749	4,912	14,643	14,260
Specialties, Aromatics and Styrenics	1,220	1,216	3,622	3,431
	5,969	6,128	18,265	17,691
* Represents 100% of CPChem’s outside sales of produced petrochemical products, as well as commission sales from equity affiliates.

Olefins and Polyolefins Capacity Utilization (percent)	90%	102	95	94

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

Results from the Chemicals segment decreased $496 million and $604 million in the third quarter and nine-month period of 2022, respectively. The decrease in the third quarter of 2022 was primarily due to compressed O&P margins driven by lower sales prices and higher feedstock costs, higher utility and maintenance costs, and lower sales volumes. The decrease in the nine-month period of 2022 is primarily due to lower O&P margins and higher utility and maintenance costs, partially offset by higher sales volumes.

See the “Executive Overview and Business Environment” section for information on market factors impacting this quarter’s results.

Refining

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021

	Millions of Dollars
Income (Loss) Before Income Taxes
Atlantic Basin/Europe	$521	90	1,757	(173)
Gulf Coast	726	(1,333)	1,593	(1,850)
Central Corridor	1,342	229	1,697	(101)
West Coast	262	(112)	963	(771)
Worldwide	$2,851	(1,126)	6,010	(2,895)

	Dollars Per Barrel
Income (Loss) Before Income Taxes
Atlantic Basin/Europe	$10.54	1.88	11.93	(1.23)
Gulf Coast	14.39	(20.82)	10.27	(9.84)
Central Corridor	53.32	8.68	23.74	(1.45)
West Coast	9.07	(3.67)	10.95	(9.11)
Worldwide	18.52	(6.67)	13.01	(6.00)

Realized Refining Margins*
Atlantic Basin/Europe	$19.22	9.27	20.55	6.28
Gulf Coast	21.29	5.75	17.91	3.72
Central Corridor	38.76	12.47	24.93	8.53
West Coast	28.64	7.46	26.58	4.83
Worldwide	26.58	8.57	21.88	5.68
* See the “Non-GAAP Reconciliations” section for a reconciliation of this non-GAAP measure to the most directly comparable measure under generally accepted accounting principles in the United States (GAAP), income (loss) before income taxes per barrel.

	Thousands of Barrels Daily
	Three Months Ended September 30		Nine Months Ended September 30
Operating Statistics	2022	2021	2022	2021
Refining operations*
Atlantic Basin/Europe
Crude oil capacity	537	537	537	537
Crude oil processed	525	487	518	479
Capacity utilization (percent)	98%	91	96	89
Refinery production	539	523	543	519
Gulf Coast**
Crude oil capacity	529	784	529	784
Crude oil processed	481	623	493	621
Capacity utilization (percent)	91%	80	93	79
Refinery production	557	700	578	689
Central Corridor
Crude oil capacity	531	531	531	531
Crude oil processed	492	493	460	447
Capacity utilization (percent)	93%	93	87	84
Refinery production	512	510	477	461
West Coast
Crude oil capacity	364	364	364	364
Crude oil processed	290	302	297	286
Capacity utilization (percent)	80%	83	81	78
Refinery production	312	329	321	308
Worldwide
Crude oil capacity	1,961	2,216	1,961	2,216
Crude oil processed	1,788	1,905	1,768	1,833
Capacity utilization (percent)	91%	86	90	83
Refinery production	1,920	2,062	1,919	1,977
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

Results from our Refining segment increased $3,977 million and $8,905 million in the third quarter and nine-month period of 2022, respectively, primarily due to higher realized refining margins driven by improved market crack spreads, partially offset by higher operating costs. In addition, the third quarter and nine-month period of 2021 included a pre-tax impairment of $1,288 million associated with our Alliance Refinery. See Note 8—Impairments, in the Notes to Consolidated Financial Statements, for information regarding this impairment.

Our worldwide refining crude oil capacity utilization rate was 91% and 90% in the third quarter and nine-month period of 2022, respectively, compared with 86% and 83% in the third quarter and nine-month period of 2021, respectively. The increase in both periods was primarily driven by improved demand for refined petroleum products as the COVID-19 pandemic recedes and supply constraints caused by the conflict between Russia and Ukraine, partially offset by higher maintenance activity. See the “Executive Overview and Business Environment” section for information on market factors impacting this quarter’s results.

Marketing and Specialties

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021

	Millions of Dollars
Income Before Income Taxes
Marketing and Other	$717	452	1,576	1,052
Specialties	130	93	352	259
Total Marketing and Specialties	$847	545	1,928	1,311

	Dollars Per Barrel
Income Before Income Taxes
U.S.	$2.16	1.93	2.05	1.84
International	12.60	4.84	7.06	3.09

Realized Marketing Fuel Margins*
U.S.	$2.49	2.29	2.44	2.30
International	12.40	6.75	7.73	4.63
* See the “Non-GAAP Reconciliations” section for a reconciliation of this non-GAAP measure to the most directly comparable GAAP measure, income before income taxes per barrel.

	Dollars Per Gallon
U.S. Average Wholesale Prices*
Gasoline	$3.37	2.65	3.44	2.39
Distillates	3.96	2.48	3.88	2.25
* On third-party branded petroleum product sales, excluding excise taxes.

	Thousands of Barrels Daily
Marketing Petroleum Products Sales Volumes
Gasoline	1,190	1,189	1,165	1,130
Distillates	935	1,074	968	947
Other	16	17	17	18
Total	2,141	2,280	2,150	2,095

The M&S segment purchases for resale and markets refined petroleum products, such as gasoline, distillates and aviation fuels, mainly in the United States and Europe. In addition, this segment includes the manufacturing and marketing of specialty products, such as base oils and lubricants.

Before-tax income from the M&S segment increased $302 million and $617 million in the third quarter and nine-month period of 2022, primarily driven by higher realized international marketing fuel margins, increased finished lubricant margins, higher equity earnings from Excel Paralubes, and improved results from our other businesses.

See the “Executive Overview and Business Environment” section for information on marketing fuel margins and other market factors impacting this quarter’s results.

Corporate and Other

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
Loss Before Income Taxes
Net interest expense	$(136)	(148)	(395)	(432)
Corporate overhead and other	(184)	(83)	(434)	(296)
Total Corporate and Other	$(320)	(231)	(829)	(728)

Net interest expense consists of interest and financing expense, net of interest income and capitalized interest. Corporate overhead and other includes general and administrative expenses, technology costs, environmental costs associated with sites no longer in operation, foreign currency transaction gains and losses, and other costs not directly associated with an operating segment.

Net interest expense decreased $12 million and $37 million, respectively, in the third quarter and nine-month period of 2022. The decrease in both periods was primarily driven by increased interest income and higher capitalized interest. The decrease in the third quarter of 2022 was partially offset by increased interest expense as a result of consolidating DCP Midstream Class A Segment from August 18, 2022, forward. See Note 10—Debt, in the Notes to Consolidated Financial Statements, for additional information regarding debt.

Corporate overhead and other costs increased $101 million and $138 million in the third quarter and nine-month period of 2022, respectively. The increase in both periods was primarily due to restructuring costs associated with our business transformation and higher employee-related expenses. See Note 22—Restructuring, in the Notes to Consolidated Financial Statements, for additional information regarding restructuring costs.

CAPITAL RESOURCES AND LIQUIDITY

Financial Indicators

	Millions of Dollars, Except as Indicated
	September 30 2022	December 31 2021

Cash and cash equivalents	$3,744	3,147
Short-term debt	1,032	1,489
Total debt	17,657	14,448
Total equity	33,309	21,637
Percent of total debt to capital*	35%	40
Percent of floating-rate debt to total debt	—%	3
* Capital includes total debt and total equity.

To meet our short- and long-term liquidity requirements, we use a variety of funding sources but rely primarily on cash generated from operating activities and debt financing. During the first nine months of 2022, we generated $6.1 billion of cash from operations. We used available cash primarily to pay down $2.0 billion in debt, pay dividends on our common stock of $1.3 billion, fund capital expenditures and investments of $1.5 billion, and repurchase $760 million of our common stock. During the first nine months of 2022, cash and cash equivalents increased $597 million to $3.7 billion.

Significant Sources of Capital

Operating Activities
During the first nine months of 2022, cash generated by operating activities was $6.1 billion, compared with $4.2 billion for the first nine months of 2021. The increase was primarily due to improved earnings, partially offset by unfavorable working capital impacts and decreased distributions from equity affiliates.

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

Equity Affiliate Operating Distributions
Our operating cash flows are also impacted by distribution decisions made by our equity affiliates, including CPChem. During the first nine months of 2022, cash from operations included aggregate distributions of $1.4 billion from our equity affiliates, including $556 million from CPChem. During the same period of 2021, cash from operations included aggregate distributions of $2.0 billion, including $1.2 billion from CPChem. We cannot control the amount of future dividends from equity affiliates; therefore, future dividend payments by these equity affiliates are not assured.

Credit Facilities and Commercial Paper

Phillips 66 and Phillips 66 Company

On June 23, 2022, we entered into a new $5 billion revolving credit facility (the Facility) with Phillips 66 Company as the borrower and Phillips 66 as the guarantor and a scheduled maturity date of June 22, 2027. The Facility replaced our previous $5 billion revolving credit facility with Phillips 66 as the borrower and Phillips 66 Company as the guarantor. The Facility contains usual and customary covenants that are similar to the previous revolving credit facility, including a maximum consolidated net debt-to-capitalization ratio of 65% as of the last day of each fiscal quarter. We have the option to increase the overall capacity to $6 billion, subject to certain conditions. We also have the option to extend the scheduled maturity of the Facility for up to two additional one-year terms, subject to, among other things, the consent of the lenders holding the majority of the commitments and of each lender extending its commitment. Outstanding borrowings under the Facility bear interest at either (a) the Adjusted Term Secured Overnight Financing Rate (SOFR) (as described in the Facility) in effect from time to time plus the applicable margin; or (b) the reference rate (as described in the Facility) plus the applicable margin. The Facility also provides for customary fees, including commitment fees. The pricing levels for the commitment fees and interest-rate margins are determined based on the ratings in effect for our senior unsecured long-term debt from time to time. We may at any time prepay outstanding borrowings, in whole or in part, without premium or penalty. At September 30, 2022, no amount has been drawn under the Facility. At September 30, 2022, no amount had been drawn under the Facility or Phillips 66 Company’s $5 billion uncommitted commercial paper program supported by the Facility.

DCP Midstream Class A Segment

DCP LP also has a credit facility that matures on March 18, 2027, under its amended credit agreement (the Credit Agreement), with a borrowing capacity of up to $1.4 billion. The credit facility bears interest at either the term SOFR or the base rate plus, in each case, an applicable margin based on DCP LP’s credit rating. The Credit Agreement also grants DCP LP the option to increase the revolving loan commitment by an aggregate principal amount of up to $500 million and also to extend the term for up to two additional one-year periods, subject to requisite lender approval. Loans under the Credit Agreement may be used for working capital and other general partnership purposes including acquisitions. Indebtedness under the Credit Agreement bears interest at either: (1) an adjusted SOFR (as described in the Credit Agreement) plus the applicable margin; or (2) the base rate (as described in the Credit Agreement) plus an applicable margin. The Credit Agreement also provides for customary fees, including commitment fees. The cost of borrowing under the Credit Agreement is determined by a ratings-based pricing grid based on DCP LP’s credit rating. As of September 30, 2022, DCP LP had unused borrowing capacity of $1,390 million, net of $10 million of letters of credit, under the Credit Agreement, of which $1,390 million was available to borrow for working capital and other general partnership purposes based on the financial covenants set forth in the Credit Agreement. Except in the event of a default, amounts under the Credit Agreement will not become due prior to the March 18, 2027, maturity date.

DCP LP has an accounts receivable securitization facility (the Securitization Facility) that provides for up to $350 million of borrowing capacity through August 2024 at an adjusted SOFR that includes an uncommitted option to increase the total commitments under the Securitization Facility by up to an additional $400 million. Under the Securitization Facility, certain of DCP LP’s wholly owned subsidiaries sell or contribute receivables to another of DCP LP’s consolidated subsidiaries, DCP Receivables LLC (DCP Receivables), a bankruptcy-remote special purpose entity created for the sole purpose of the Securitization Facility. As of September 30, 2022, DCP LP had unused borrowing capacity of $350 million under the Securitization Facility, secured by its accounts receivable at DCP Receivables.

Phillips 66 Partners

In connection with entering into the Facility, we terminated Phillips 66 Partners’ $750 million revolving credit facility.

Off-Balance Sheet Arrangements

Lease Residual Value Guarantees
Under the operating lease agreement for our headquarters facility in Houston, Texas, we have the option, at the end of the lease term in September 2025, to request to renew the lease, purchase the facility or assist the lessor in marketing it for resale. We have a residual value guarantee associated with the operating lease agreement with a maximum potential future exposure of $514 million at September 30, 2022. We also have residual value guarantees associated with railcar and airplane leases with maximum potential future exposures totaling $209 million. These leases have remaining terms of up to nine years.

Dakota Access, LLC (Dakota Access) and Energy Transfer Crude Oil Company, LLC (ETCO)
In 2020, the trial court presiding over litigation brought by the Standing Rock Sioux Tribe (the Tribe) ordered the U.S. Army Corps of Engineers (USACE) to prepare an Environmental Impact Statement (EIS) addressing an easement under Lake Oahe in North Dakota. The court later vacated the easement. Although the easement is vacated, the USACE has no plans to stop pipeline operations while it proceeds with the EIS, and the Tribe’s request for a shutdown was denied in May of 2021. In June 2021, the trial court dismissed the litigation entirely. Once the EIS is completed, new litigation or challenges may be filed.

In February 2022, the U.S. Supreme Court (the Court) denied Dakota Access’s writ of certiorari requesting the Court to review the lower court’s decision to order the EIS and vacate the easement. Therefore, the requirement to prepare the EIS stands. Also in February 2022, the Tribe withdrew as a cooperating agency, causing the USACE to halt the EIS process while the USACE engaged with the Tribe on their reasons for withdrawing. The draft EIS process resumed in August of 2022, and release is expected in Spring of 2023.

Dakota Access and ETCO have guaranteed repayment of senior unsecured notes issued by a wholly owned subsidiary of Dakota Access in March 2019. On April 1, 2022, Dakota Access’ wholly owned subsidiary repaid $650 million aggregate principal amount of its outstanding senior notes upon maturity. We funded our 25% share, or $163 million, with a capital contribution of $89 million in March 2022 and $74 million of distributions we elected not to receive from Dakota Access in the first quarter of 2022. At September 30, 2022, the aggregate principal amount outstanding of Dakota Access’ senior unsecured notes was $1.85 billion.

In conjunction with the notes offering, Phillips 66 Partners, now a wholly owned subsidiary of Phillips 66, and its co-venturers in Dakota Access also provided a Contingent Equity Contribution Undertaking (CECU). Under the CECU, the co-venturers may be severally required to make proportionate equity contributions to Dakota Access if there is an unfavorable final judgment in the above-mentioned ongoing litigation. At September 30, 2022, our 25% share of the maximum potential equity contributions under the CECU was approximately $467 million.

If the pipeline is required to cease operations, and should Dakota Access and ETCO not have sufficient funds to pay ongoing expenses, we could be required to support our 25% share of the ongoing expenses, including scheduled interest payments on the notes of approximately $20 million annually, in addition to the potential obligations under the CECU at September 30, 2022.

See Note 11—Guarantees, in the Notes to Consolidated Financial Statements, for additional information on our guarantees.

Capital Requirements

Capital Expenditures and Investments
For information about our capital expenditures and investments, see the “Capital Spending” section below.

Debt Financing
Our total debt balance at September 30, 2022, and December 31, 2021, was $17.7 billion and $14.4 billion, respectively. Our total debt-to-capital ratio was 35% and 40% at September 30, 2022, and December 31, 2021, respectively.

After the merger, DCP LP repaid $470 million of debt, related to its accounts receivable securitization facility and revolving credit facility.

In April 2022, upon maturity, Phillips 66 repaid its 4.300% senior notes with an aggregate principal amount of $1.0 billion and Phillips 66 Partners repaid its $450 million term loan.

We plan to repay our $500 million 3.700% senior notes due April 2023 by the end of 2022.

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

Joint Venture Loans
We and our co-venturer have provided member loans to WRB. At September 30, 2022, our 50% share of the outstanding member loan balance, including accrued interest, was $433 million. The need for additional loans to WRB in the remainder of 2022, as well as WRB’s repayment schedule, will depend on market conditions.

DCP Midstream and Gray Oak Holdings Merger
On August 17, 2022, we and our co-venturer, Enbridge, agreed to merge DCP Midstream and Gray Oak Holdings with DCP Midstream as the surviving entity. As part of the merger, we made a net cash payment of $306 million.

On August 17, 2022, we announced the submission of a non-binding proposal to the board of the general partner of DCP LP offering to acquire all publicly held common units of DCP LP for cash consideration of $34.75 per unit, or approximately $3.1 billion. We are evaluating a combination of cash and debt to fund this transaction. The proposed transaction is subject to the negotiation and execution of a definitive agreement, and approval of such definitive agreement and transactions contemplated therein by the board of the general partner of DCP LP and the special committee appointed by the board. There can be no assurance that the definitive agreement will be executed or that any transaction will be consummated on the terms described above, or at all.

See Note 1—Interim Financial Information and Note 20—DCP Midstream Class A Segment, in the Notes to the Consolidated Financial Statements, for additional information on the merger of DCP Midstream and Gray Oak Holdings.

DCP LP Cash Distributions to Unitholders
DCP LP’s partnership agreement requires that, within 45 days after the end of each quarter, DCP LP distributes all available cash. There were no material cash distributions made in the period following the merger.

On October 13, 2022, the board of directors of DCP LP declared a quarterly distribution on DCP LP’s common units of $0.43 per common unit, a semi-annual distribution on DCP LP’s Series A Preferred Units of $36.875 per unit, and a quarterly distribution on DCP LP’s Series B and Series C Preferred Units of $0.4922 and $0.4969 per unit, respectively. The distribution for the common units will be paid on November 14, 2022, to unitholders of record on October 28, 2022. The distribution for the Series A Preferred Units will be paid on December 15, 2022, to unitholders of record on December 1, 2022. The Series B distributions will be paid on December 15, 2022, to unitholders of record on December 1, 2022. The Series C distribution will be paid on January 17, 2023, to unitholders of record on January 3, 2023.

DCP LP Preferred Units
DCP LP expects to redeem its Series A preferred units with an aggregate liquidation preference of $500 million in December 2022. DCP LP expects to fund this redemption from available cash and borrowings under its credit facilities.

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

Dividends
On July 12, 2022, our board of directors declared a quarterly cash dividend of $0.97 per common share. This dividend was paid on September 1, 2022, to shareholders of record as of the close of business on August 18, 2022. On October 7, 2022, our board of directors declared a quarterly cash dividend of $0.97 per common share. This dividend is payable on December 1, 2022, to shareholders of record as of the close of business on November 17, 2022.

Share Repurchases
We temporarily suspended repurchasing shares under our share repurchase program in mid-March 2020 to preserve liquidity in response to the global economic disruption caused by the COVID-19 pandemic. In the second quarter of 2022, we resumed repurchasing shares. On November 7, 2022, our Board of Directors approved a $5 billion increase to our share repurchase program. Since July 2012, our board of directors has authorized an aggregate of $20 billion of repurchases of our outstanding common stock. The authorizations do not have expiration dates. Future share repurchases are expected to be funded primarily through available cash. We are not obligated to repurchase any shares of common stock pursuant to these authorizations and may commence, suspend or terminate repurchases at any time. Since the inception of our share repurchase program in 2012, we have repurchased 169 million shares at an aggregate cost of $13.2 billion. Shares of stock repurchased are held as treasury shares.

Employee Benefit Plan Contributions
During the nine months ended September 30, 2022, we contributed $122 million to our U.S. pension and other postretirement benefit plans and $18 million to our international pension plans. We currently expect to make additional contributions of approximately $16 million to our U.S. pension and other postretirement benefit plans and approximately $5 million to our international pension plans during the remainder of 2022.

Capital Spending

	Millions of Dollars
	Nine Months Ended September 30
	2022	2021
Capital Expenditures and Investments
Midstream*	$732	569
Chemicals	—	—
Refining	601	528
Marketing and Specialties	60	72
Corporate and Other	88	94
Total Capital Expenditures and Investments	$1,481	1,263

Selected Equity Affiliates**
CPChem	432	239
WRB	125	167
	$557	406
* Includes 100% of DCP Midstream Class A Segment, DCP Sand Hills and DCP Southern Hills capital expenditures and investments from August 18, 2022, forward, net of acquired cash.
** Our share of joint ventures’ capital spending.

Midstream
During the first nine months of 2022, capital spending in our Midstream segment included:

•Net cash payment in connection with the merger of DCP Midstream and Gray Oak Holdings.

•Contribution to Dakota Access to fund our 25% share of Dakota Access’ debt repayment.

•Continued development of additional Gulf Coast fractionation capacity at our Sweeny Hub.

•Spending associated with other return, reliability, and maintenance projects in our Transportation and NGL businesses.

Chemicals
During the first nine months of 2022, on a 100% basis, CPChem’s capital expenditures and investments were $864 million. The capital spending was primarily for the development of petrochemical projects on the U.S. Gulf Coast and in the Middle East, as well as sustaining, debottlenecking and optimization projects on existing assets. CPChem’s capital program was self-funded, and we expect CPChem to continue self-funding its capital program for the remainder of 2022.

Refining
Capital spending for the Refining segment during the first nine months of 2022 was primarily for refinery upgrade projects to enhance the yield of high-value products, renewable diesel projects, improvements to the operating integrity of key processing units, and safety-related projects.

Major capital activities included:

•Installation of facilities to improve product value at the Lake Charles refinery.

•Engineering of facilities and procurement of long-lead items to produce biofuels at the San Francisco refinery.

•Installation of facilities to improve product value at the jointly owned Borger refinery.

Marketing and Specialties
Capital spending for the M&S segment during the first nine months of 2022 was primarily for the continued development and enhancement of retail sites in Europe and for Lubricants reliability and maintenance projects.

Corporate and Other
Capital spending for Corporate and Other during the first nine months of 2022 was primarily for information technology.

2022 Budget Update
In October 2022, our Board of Directors authorized an increase of approximately $400 million to the 2022 planned capital budget previously reported in our 2021 Annual Report on Form 10-K. The increased capital budget relates to our Midstream segment and reflects the net cash paid in connection with the merger of DCP Midstream and Gray Oak Holdings. In the Notes to Consolidated Financial Statements, see Note 1—Interim Financial Information, and Note 2—Business Combination, for additional information regarding the merger of DCP Midstream and Gray Oak Holdings.

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

We are required to purchase RINs in the open market to satisfy the portion of our obligation under the Renewable Fuel Standard (RFS) that is not fulfilled by blending renewable fuels into the motor fuels we produce. For the nine months ended September 30, 2022 and 2021, we incurred expenses of $403 million and $584 million, respectively, associated with our obligation to purchase RINs in the open market to comply with the RFS for our wholly owned refineries. These expenses are included in the “Purchased crude oil and products” line item on our consolidated statement of income. Our jointly owned refineries also incurred expenses associated with the purchase of RINs in the open market, of which our share was $296 million and $284 million for the nine months ended September 30, 2022 and 2021, respectively. These expenses are included in the “Equity in earnings of affiliates” line item on our consolidated statement of income. The amount of these expenses and fluctuations between periods is primarily driven by the market price of RINs, refinery production, blending activities and renewable volume obligation requirements.

We occasionally receive requests for information or notices of potential liability from the EPA and state environmental agencies alleging that we are a potentially responsible party under the Federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or an equivalent state statute. On occasion, we also have been made a party to cost recovery litigation by those agencies or by private parties. These requests, notices and lawsuits assert potential liability for remediation costs at various sites that typically are not owned by us, but allegedly contain wastes attributable to our past operations. At December 31, 2021, we reported that we had been notified of potential liability under CERCLA and comparable state laws at 25 sites within the United States. In the first nine months of 2022, we were notified of one potentially new site through a CERCLA Section 104(e) information request issued by the EPA, and three sites that were deemed resolved and closed, accordingly, leaving 23 unresolved sites with potential liability at September 30, 2022.

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

CRITICAL ACCOUNTING ESTIMATES

Business Combination
In accounting for a business combination, assets acquired, liabilities assumed and noncontrolling interests are recorded based on estimated fair values as of the date of acquisition. The excess or shortfall of the purchase price when compared to the fair value of the net tangible and identifiable intangible assets acquired, if any, is recorded as goodwill or a bargain purchase gain, respectively. A significant amount of judgment is made in estimating the individual fair value of property, plant and equipment, intangible assets, noncontrolling interests and other assets and liabilities. We use available information to make these fair value determinations and engage third-party specialists in the valuation process as necessary.

The fair values of assets acquired, liabilities assumed and noncontrolling interests as of the acquisition date are often estimated using a combination of approaches, including the income approach, which requires us to project future cash flows and apply an appropriate discount rate; the cost approach, which requires estimates of replacement costs and depreciation and obsolescence estimates; and the market approach which uses market data and adjusts for entity specific differences. The estimates used in determining fair values are based on assumptions believed to be reasonable, but which are inherently uncertain. Accordingly, actual results may differ materially from the estimated results used to determine fair value.

See Note 2—Business Combination, and Note 14—Fair Value Measurements, in the Notes to Consolidated Financial Statements, for additional information on the merger of DCP Midstream and Gray Oak Holdings and fair value measurements.

GUARANTOR FINANCIAL INFORMATION

We have various cross guarantees between Phillips 66 and its wholly owned subsidiary Phillips 66 Company (the Obligor Group) with respect to publicly held debt securities. Phillips 66 conducts substantially all of its operations through subsidiaries, including Phillips 66 Company, and those subsidiaries generate substantially all of its operating income and cash flow. Phillips 66 has fully and unconditionally guaranteed the payment obligations of Phillips 66 Company with respect to its publicly held debt securities. In addition, Phillips 66 Company has fully and unconditionally guaranteed the payment obligations of Phillips 66 with respect to its publicly held debt securities. All guarantees are full and unconditional. At September 30, 2022, $12.5 billion of senior unsecured notes outstanding has been guaranteed by the Obligor Group.

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

The summarized results of operations for the nine months ended September 30, 2022, and the summarized financial position at September 30, 2022, and December 31, 2021, for the Obligor Group on a combined basis were:

Summarized Combined Statement of Income	Millions of Dollars
Nine Months Ended September 30, 2022
Sales and other operating revenues	$101,633
Revenues and other income—non-guarantor subsidiaries	3,111
Purchased crude oil and products—third parties	57,755
Purchased crude oil and products—related parties	16,463
Purchased crude oil and products—non-guarantor subsidiaries	19,737
Income before income taxes	5,984
Net income	4,612

Summarized Combined Balance Sheet	Millions of Dollars
	September 30 2022	December 31 2021
Accounts and notes receivable—third parties	$7,352	3,772
Accounts and notes receivable—related parties	1,941	1,289
Due from non-guarantor subsidiaries, current	667	456
Total current assets	15,772	10,080
Investments and long-term receivables	10,241	10,324
Net properties, plants and equipment	11,574	11,541
Goodwill	1,047	1,047
Due from non-guarantor subsidiaries, noncurrent	2,140	5,699
Other assets associated with non-guarantor subsidiaries	2,251	2,565
Total noncurrent assets	29,028	32,935
Total assets	44,800	43,015

Due to non-guarantor subsidiaries, current	$2,592	2,227
Total current liabilities	12,894	10,551
Long-term debt	12,057	9,364
Due to non-guarantor subsidiaries, noncurrent	7,294	9,341
Total noncurrent liabilities	25,051	24,094
Total liabilities	37,945	34,645
Total equity	6,855	8,370
Total liabilities and equity	44,800	43,015

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

	Millions of Dollars, Except as Indicated
Realized Refining Margins	Atlantic Basin/ Europe	Gulf Coast	Central Corridor	West Coast	Worldwide

Three Months Ended September 30, 2022
Income before income taxes	$521	726	1,342	262	2,851
Plus:
Taxes other than income taxes	14	18	16	31	79
Depreciation, amortization and impairments	50	54	36	76	216
Selling, general and administrative expenses	27	12	17	9	65
Operating expenses	311	263	178	452	1,204
Equity in (earnings) losses of affiliates	2	1	(294)	—	(291)
Other segment (income) expense, net	2	—	4	(1)	5
Proportional share of refining gross margins contributed by equity affiliates	22	—	517	—	539
Realized refining margins	$949	1,074	1,816	829	4,668

Total processed inputs (thousands of barrels)	49,420	50,435	25,167	28,897	153,919
Adjusted total processed inputs (thousands of barrels)*	49,420	50,435	46,857	28,897	175,609

Income before income taxes per barrel (dollars per barrel)**	$10.54	14.39	53.32	9.07	18.52
Realized refining margins (dollars per barrel)***	19.22	21.29	38.76	28.64	26.58

Three Months Ended September 30, 2021
Income (loss) before income taxes	$90	(1,333)	229	(112)	(1,126)
Plus:
Taxes other than income taxes	15	13	12	4	44
Depreciation, amortization and impairments	52	1,361	34	57	1,504
Selling, general and administrative expenses	19	15	10	11	55
Operating expenses	239	312	126	266	943
Equity in (earnings) losses of affiliates	3	1	(31)	—	(27)
Other segment (income) expense, net	6	(1)	—	2	7
Proportional share of refining gross margins contributed by equity affiliates	19	—	201	—	220
Realized refining margins	$443	368	581	228	1,620

Total processed inputs (thousands of barrels)	47,792	64,016	26,373	30,558	168,739
Adjusted total processed inputs (thousands of barrels)*	47,792	64,016	46,592	30,558	188,958

Income (loss) before income taxes per barrel (dollars per barrel)**	$1.88	(20.82)	8.68	(3.67)	(6.67)
Realized refining margins (dollars per barrel)***	9.27	5.75	12.47	7.46	8.57
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

	Millions of Dollars, Except as Indicated
Realized Refining Margins	Atlantic Basin/ Europe	Gulf Coast	Central Corridor	West Coast	Worldwide

Nine Months Ended September 30, 2022
Income before income taxes	$1,757	1,593	1,697	963	6,010
Plus:
Taxes other than income taxes	47	66	52	74	239
Depreciation, amortization and impairments	153	169	107	199	628
Selling, general and administrative expenses	57	37	44	27	165
Operating expenses	903	881	626	1,063	3,473
Equity in (earnings) losses of affiliates	7	6	(506)	—	(493)
Other segment expense, net	22	1	2	—	25
Proportional share of refining gross margins contributed by equity affiliates	71	—	1,191	—	1,262
Special items:
Regulatory compliance costs	9	26	22	13	70
Realized refining margins	$3,026	2,779	3,235	2,339	11,379

Total processed inputs (thousands of barrels)	147,289	155,109	71,493	87,973	461,864
Adjusted total processed inputs (thousands of barrels)*	147,289	155,109	129,753	87,973	520,124

Income before income taxes per barrel (dollars per barrel)**	$11.93	10.27	23.74	10.95	13.01
Realized refining margins (dollars per barrel)***	20.55	17.91	24.93	26.58	21.88

Nine Months Ended September 30, 2021
Loss before income taxes	$(173)	(1,850)	(101)	(771)	(2,895)
Plus:
Taxes other than income taxes	53	65	38	49	205
Depreciation, amortization and impairments	156	1,515	102	168	1,941
Selling, general and administrative expenses	51	39	24	32	146
Operating expenses	686	932	456	929	3,003
Equity in losses of affiliates	7	4	151	—	162
Other segment (income) expense, net	(2)	(7)	(10)	2	(17)
Proportional share of refining gross margins contributed by equity affiliates	104	—	412	—	516
Realized refining margins	$882	698	1,072	409	3,061

Total processed inputs (thousands of barrels)	140,597	187,940	69,593	84,633	482,763
Adjusted total processed inputs (thousands of barrels)*	140,597	187,940	125,492	84,633	538,662

Loss before income taxes per barrel (dollars per barrel)**	$(1.23)	(9.84)	(1.45)	(9.11)	(6.00)
Realized refining margins (dollars per barrel)***	6.28	3.72	8.53	4.83	5.68
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

	Millions of Dollars, Except as Indicated
	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021
	U.S.	International	U.S.	International
Realized Marketing Fuel Margins
Income before income taxes	$368	334	354	128
Plus:
Depreciation and amortization	4	17	3	18
Selling, general and administrative expenses	218	59	201	64
Equity in earnings of affiliates	(30)	(31)	(18)	(30)
Other operating (revenues) expenses*	(141)	(35)	(120)	9
Other (income) expense, net	6	(3)	2	2
Marketing margins	425	341	422	191
Less: margin for nonfuel related sales	—	12	—	13
Realized marketing fuel margins	$425	329	422	178

Total fuel sales volumes (thousands of barrels)	170,473	26,501	183,332	26,427

Income before income taxes per barrel (dollars per barrel)	$2.16	12.60	1.93	4.84
Realized marketing fuel margins (dollars per barrel)**	2.49	12.40	2.29	6.75
* Includes other nonfuel revenues.
** Realized marketing fuel margins per barrel, as presented, are calculated using the underlying realized marketing fuel margin amounts, in dollars, divided by sales volumes, in barrels. As such, recalculated per barrel amounts using the rounded margins and barrels presented may differ from the presented per barrel amounts.

	Millions of Dollars, Except as Indicated
	Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021
	U.S.	International	U.S.	International
Realized Marketing Fuel Margins
Income before income taxes	$1,048	542	919	224
Plus:
Depreciation and amortization	10	54	11	56
Selling, general and administrative expenses	610	184	564	184
Equity in earnings of affiliates	(53)	(89)	(35)	(85)
Other operating revenues*	(387)	(56)	(316)	(6)
Other (income) expense, net	18	(2)	8	3
Marketing margins	1,246	633	1,151	376
Less: margin for nonfuel related sales	—	39	—	41
Realized marketing fuel margins	$1,246	594	1,151	335

Total fuel sales volumes (thousands of barrels)	510,568	76,756	499,354	72,440

Income before income taxes per barrel (dollars per barrel)	$2.05	7.06	1.84	3.09
Realized marketing fuel margins (dollars per barrel)**	2.44	7.73	2.30	4.63
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

CAUTIONARY STATEMENT FOR THE PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can normally identify our forward-looking statements by the words “anticipate,” “estimate,” “believe,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target” and similar expressions that convey the prospective nature of events or outcomes, but the absence of such words does not mean a statement is not forward-looking.
We based the forward-looking statements on our current expectations, estimates and projections about us, our operations, our joint ventures and entities in which we have equity interests, as well as the industries in which we and they operate in general. We caution you not to place undue reliance on these forward-looking statements as they are not guarantees of future performance and involve assumptions that, while made in good faith, may prove to be incorrect, and involve risks and uncertainties we cannot predict. In addition, we based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, our actual outcomes and results may differ materially from what we have expressed or forecast in the forward-looking statements. Any differences could result from a variety of factors, including:
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
•The amount of natural gas we gather, compress, treat, process, transport, store and sell, or the NGL we produce, fractionate, transport, store and sell, may be reduced if the pipelines, storage and fractionation facilities to which we deliver the natural gas or NGL are capacity constrained and cannot, or will not, accept the natural gas or NGL or we may be required to find alternative markets and arrangements for our natural gas and NGL.
•Actions taken by OPEC and non-OPEC oil producing countries impacting supply and demand and correspondingly, commodity prices.
•The outcome of our proposed transaction to acquire all of the publicly held common units of DCP LP, and the timing and cost associated therewith.
•The ability to achieve the expected benefits of the integration of DCP LP and the further benefits from the proposed transaction, if consummated.
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

•General domestic and international economic and political developments including armed hostilities, including the Russia-Ukraine war, expropriation of assets, and other political, economic or diplomatic developments, including those caused by public health issues, outbreaks of diseases and pandemics.
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
•The creditworthiness of our customers and the counterparties to our transactions, including the impact of bankruptcies.
•The operation, financing and distribution decisions of our joint ventures that we do not control.
•The factors generally described in Item 1A.—Risk Factors in our 2021 Annual Report on Form 10-K.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Phillips 66’s commodity price risk and interest rate risk at September 30, 2022, did not differ materially from the risks disclosed under Item 7A of our 2021 Annual Report on Form 10-K.

As a result of the merger, we included the assets and liabilities of DCP Midstream, LLC’s Class A Segment (DCP Midstream Class A Segment), DCP Sand Hills Pipeline, LLC and DCP Southern Hills Pipeline, LLC in our consolidated balance sheet as of September 30, 2022, and the results of their operations and cash flows are reported in our consolidated statements of income and cash flows from August 18, 2022, through September 30, 2022. See Note 1—Interim Financial Information, in the Notes to Consolidated Financial Statements, for additional information on the structure of the merger.

DCP Midstream Class A Segment Market Risks
DCP Midstream Class A Segment’s market risks are solely attributable to market risks of DCP Midstream, LP (DCP LP), because DCP LP is the sole operational asset in DCP Midstream Class A Segment.

DCP LP is exposed to market risks, including changes in commodity prices and interest rates. DCP LP uses financial instruments such as forward contracts, swaps and futures to mitigate a portion of the effects of identified risks. In general, DCP LP attempts to mitigate a portion of the risks related to the variability of future earnings and cash flows resulting from changes in applicable commodity prices or interest rates. From August 18, 2022, through September 30, 2022, DCP LP’s exposure to market risks did not have a material impact on our consolidated cash flows or earnings.

See Note 10—Debt, and Note 13—Derivatives and Financial Instruments, in the Notes to our Consolidated Financial Statements, for additional information regarding our consolidated debt and our use of derivative instruments.

Item 4.   CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported within the time periods specified in U.S. Securities and Exchange Commission (SEC) rules and forms, and that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. As of September 30, 2022, with the participation of management, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer carried out an evaluation, pursuant to Rule 13a-15(b) of the Act, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of September 30, 2022.

Effective July 1, 2022, we completed the final phase of a multi-year implementation of an updated enterprise resource planning system. As part of the final phase, changes were implemented to work processes and information systems relating to our hydrocarbon value chain business. To maintain adequate controls over these updated business processes and information systems, we evaluated and updated applicable internal controls over financial reporting.

As a result of the DCP Midstream and Gray Oak Holdings merger, we included the assets and liabilities of DCP Midstream, LLC’s Class A Segment, DCP Sand Hills Pipeline, LLC and DCP Southern Hills Pipeline, LLC in our consolidated balance sheet as of September 30, 2022, and the results of their operations and cash flows are reported in our consolidated statements of income and cash flows from August 18, 2022, through September 30, 2022. Management’s assessment and conclusions on the effectiveness of our disclosure controls and procedures as of September 30, 2022, excludes an assessment of the internal control over financial reporting of these entities. As we begin integrating DCP Midstream, LLC’s Class A Segment, DCP Sand Hills Pipeline, LLC and DCP Southern Hills Pipeline, LLC into our operations and internal control processes, we will evaluate and update internal controls and procedures to maintain effective internal control over financial reporting. See Note 1—Interim Financial Information, in the Notes to Consolidated Financial Statements, for additional information on the structure of the merger.

There have been no other changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, in the quarterly period ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

From time to time, we may be involved in litigation and claims arising out of our operations in the normal course of business. Additionally, other than for DCP Midstream, LP (DCP LP), and its subsidiaries, we have elected a $300,000 threshold to disclose certain proceedings arising under federal, state or local environmental laws when a governmental authority is a party to the proceedings. During the third quarter of 2022, no such new matters arose and no material developments occurred with respect to matters previously reported but still unresolved. We do not currently believe that the eventual outcome of any matters previously reported but still unresolved, individually or in the aggregate, could have a material adverse effect on our business, financial condition, results of operations or cash flows.

DCP LP and its subsidiaries have elected a $1 million threshold to disclose certain environmental proceedings. Material developments during the third quarter regarding such matters are discussed herein.

•In March 2019, Region 8 of the EPA issued a Notice of Violation alleging various non-compliance with federal Leak Detection and Repair (LDAR) regulations that exist to mitigate emissions of volatile organic compounds from certain equipment at natural gas plants, at various times over the course of late 2011 through 2017 at five of DCP LP’s Colorado natural gas processing plants. DCP LP does not agree with many of the allegations of non-compliance, and has been engaged in discussions with EPA about the propriety of the allegations, including the facts and regulatory underpinnings of the various allegations. DCP LP, EPA and the State of Colorado resolved these allegations in July 2022 with a Consent Decree in which DCP LP agreed to implement enhancements to its LDAR program at all of its Colorado natural gas processing plants, implement an environmental mitigation project valued at $1.15 million at its Mewbourn gas plant in Colorado, and pay a civil penalty of $3.25 million. Public review having been completed, the U.S. District Court (Colorado) entered the final Consent Decree on October 27, 2022, providing the final resolution of this enforcement matter.

•In 2018, the Colorado Department of Public Health and Environment (“CDPHE”) issued a Compliance Advisory in relation to an improperly permitted facility flare and related air emissions from flare operations at one of DCP’s gas processing plants, which DCP LP self-disclosed to CDPHE in December 2017. Following information exchanges and discussions with CDPHE, a resolution was proposed pursuant to which the plant’s air permit would be revised, and DCP LP would be assessed an administrative penalty and economic benefit payment. A revised air permit was issued in May 2019, but the parties had not yet entered into a final settlement agreement to complete the matter. Subsequently, in July 2020, CDPHE issued a Notice of Violation in relation to amine treater emissions at this plant, which DCP LP self-disclosed to CDPHE in April 2020. DCP LP is engaging with CDPHE as to this and the flare-related matter, including possible settlement terms, although these matters, which have since been combined, may end up in formal legal proceedings. It is possible that resolution of this matter may include an administrative penalty and economic benefit payment, further revisions to the facility air permit, or installation of emissions management equipment, or a combination of these, that could, in the aggregate, exceed $1 million. We do not currently believe that the eventual outcome of this matter could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Further, our U.S. refineries are implementing two separate consent decrees, regarding alleged violations of the Federal Clean Air Act, with the EPA, five states and one local air pollution agency. Some of the requirements and limitations contained in the decrees provide for stipulated penalties for violations. Stipulated penalties under the decrees are not automatic, but must be requested by one of the agency signatories. As part of periodic reports under the decrees or other reports required by permits or regulations, we occasionally report matters that could be subject to a request for stipulated penalties. If a specific request for stipulated penalties meeting the reporting threshold set forth in SEC rules is made pursuant to these decrees based on a given reported exceedance, we will separately report that matter and the amount of the proposed penalty.

See Note 12—Contingencies and Commitments, in the Notes to Consolidated Financial Statements, for additional information.

Item 1A.   RISK FACTORS

Except as set forth below, there have been no material changes from the risk factors disclosed in Item 1A of our 2021 Annual Report on Form 10-K.

Our proposal to acquire all of the publicly held common units of DCP LP may not be approved by the special committee of the Board of its general partner, which may result in the proposed transaction not being completed on the terms and conditions contemplated in our initial proposal, or at all.

On August 17, 2022, we announced the submission of a non-binding proposal to the board of the general partner of DCP LP offering to acquire all publicly held common units of DCP LP for cash consideration of $34.75 per unit (the Proposal). The board of directors of the general partner of DCP LP has appointed a special committee to evaluate the Proposal and any potential transaction with us related to the Proposal (a Potential Transaction). There can be no assurance that a definitive agreement will be executed or that any Potential Transaction will be consummated on the terms described herein, or at all. Furthermore, if we reach agreement, we anticipate that the consummation of any Potential Transaction will be subject to a number of conditions, and there can be no assurances that such conditions will be satisfied or waived or that any Potential Transaction will be completed in a timely manner or at all.

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
In March 2020, we announced that we had temporarily suspended our share repurchases. We resumed purchasing shares under our share repurchase program in the second quarter of 2022. On November 7, 2022, our Board of Directors approved a $5 billion increase to our share repurchase program. Any future share repurchases will be made at the discretion of management and will depend on various factors including our share price, results of operations, financial condition and cash required for future business plans.

				Millions of Dollars
Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs**	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2022	433,240	$83.30	433,240	$2,413
August 1-31, 2022	1,841,374	91.36	1,841,374	2,245
September 1-30, 2022	6,291,210	82.74	6,291,210	1,724
Total	8,565,824	$84.62	8,565,824
* Includes repurchase of shares of common stock from company employees in connection with the company’s broad-based employee incentive plans, when applicable.
** Since July 2012, our Board of Directors has authorized an aggregate of $20 billion of repurchases of our outstanding common stock. Repurchases pursuant to the current authorizations do not have an expiration date. The share repurchases are expected to be funded primarily through available cash. We are not obligated to repurchase any shares of common stock pursuant to these authorizations and may commence, suspend or terminate repurchases at any time. Shares of stock repurchased are held as treasury shares.

Item 6. EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.

4.1	Indenture dated as of September 30, 2010 for the issuance of debt securities between DCP Midstream Operating, LP, as issuer, any Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee.	8-K	4.1	09/30/2010	001-32678

4.2	Third Supplemental Indenture dated as of June 14, 2012 to Indenture dated as of September 30, 2010 between DCP Midstream Operating, LP, as issuer, DCP Midstream Partners, LP, as guarantor, and the Bank of New York Mellon Trust Company, N.A., as trustee.	8-K	4.1	06/14/2012	001-32678

4.3	Fifth Supplemental Indenture dated as of March 14, 2013 to Indenture dated as of September 30, 2010 between DCP Midstream Operating, LP, as issuer, DCP Midstream Partners, LP, as guarantor, and the Bank of New York Mellon Trust Company, N.A., as trustee.	8-K	4.3	03/14/2013	001-32678

4.4	Sixth Supplemental Indenture dated as of March 13, 2014 to Indenture dated as of September 30, 2010 between DCP Midstream Operating, LP, as issuer, DCP Midstream Partners, LP, as guarantor, and the Bank of New York Mellon Trust Company, N.A., as trustee.	8-K	4.3	03/14/2014	001-32678

4.5	Seventh Supplemental Indenture dated as of July 17, 2018 to Indenture dated as of September 30, 2010 between DCP Midstream Operating, LP, as issuer, DCP Midstream, LP, as guarantor, and the Bank of New York Mellon Trust Company, N.A., as trustee.	8-K	4.3	07/17/2018	001-32678

4.6	Eighth Supplemental Indenture dated as of May 10, 2019 to Indenture dated as of September 30, 2010 between DCP Midstream Operating, LP, as issuer, DCP Midstream, LP, as guarantor, and the Bank of New York Mellon Trust Company, N.A., as trustee.	8-K	4.3	05/10/2019	001-32678

4.7	Ninth Supplemental Indenture dated as of June 24, 2020 to Indenture dated as of September 30, 2010 between DCP Midstream Operating, LP, as issuer, DCP Midstream, LP, as guarantor, and the Bank of New York Mellon Trust Company, N.A., as trustee.	8-K	4.3	06/24/2020	001-32678

4.8	Tenth Supplemental Indenture dated as of November 19, 2021 to Indenture dated as of September 20, 2010 between DCP Midstream Operating, LP, as issuer, DCP Midstream, LP, as guarantor, and the Bank of New York Mellon Trust Company, N.A., as trustee.	8-K	4.3	11/19/2021	001-32678

4.9	Indenture, dated as of August 16, 2000, by and between Duke Energy Field Services, LLC and The Chase Manhattan Bank.	8-K	4.1	01/06/2017	001-32678

4.10	First Supplemental Indenture, dated August 16, 2000, by and between Duke Energy Field Services, LLC and The Chase Manhattan Bank.	8-K	4.1	08/16/2000	000-31095

4.11	Fifth Supplemental Indenture, dated as of October 27, 2006, by and between Duke Energy Field Services, LLC and The Bank of New York (as successor to JPMorgan Chase Bank, N.A., formerly known as The Chase Manhattan Bank).	8-K	4.3	01/06/2017	001-32678

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.

4.12	Sixth Supplemental Indenture, dated September 17, 2007, by and between DCP Midstream, LLC (formerly known as Duke Energy Field Services, LLC) and The Bank of New York (as successor to JPMorgan Chase Bank, N.A., formerly known as The Chase Manhattan Bank).	8-K	4.4	01/06/2017	001-32678

4.13	Eleventh Supplemental Indenture, dated January 1, 2017, by and between DCP Midstream Operating, LP, DCP Midstream, LLC and The Bank of New York Mellon Trust Company, N.A. (as successor to The Bank of New York Mellon, as successor to JPMorgan Chase Bank, N.A., formerly known as The Chase Manhattan Bank).	8-K	4.8	01/06/2017	001-32678

4.14	Twelfth Supplemental Indenture, dated January 1, 2017, by and among DCP Midstream Operating, LP (as successor to DCP Midstream, LLC (formerly known as Duke Energy Field Services, LLC)), DCP Midstream Partners, LP and The Bank of New York Mellon Trust Company, N.A. (as successor to The Bank of New York Mellon, as successor to JPMorgan Chase Bank, N.A., formerly known as The Chase Manhattan Bank).	8-K	4.9	01/06/2017	001-32678

4.15	Indenture, dated as of May 21, 2013, by and between DCP Midstream Operating, LP (as issuer and successor to DCP Midstream, LLC) and the Bank of New York Mellon Trust Company, N.A.	8-K	4.10	01/06/2017	001-32678

4.16	First Supplemental Indenture, dated May 21, 2013, by and between DCP Midstream, LLC and the Bank of New York Mellon Trust Company, N.A.	8-K	4.11	01/06/2017	001-32678

4.17	Second Supplemental Indenture, dated January 1, 2017, by and between DCP Midstream Operating, LP, DCP Midstream, LLC and The Bank of New York Mellon Trust Company, N.A.	8-K	4.12	01/06/2017	001-32678

4.18	Form of Unit Certificate for 7.375% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units.	8-K	4.1	11/20/2017	001-32678

4.19	Form of Unit Certificate for 7.875% Series B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units.	8-K	4.1	05/11/2018	001-32678

4.20	Form of Unit Certificate for 7.95% Series C Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units.	8-K	4.1	10/04/2018	001-32678

10.1	Fifth Amendment to Receivables Financing Agreement, dated July 29, 2022, among DCP Receivables LLC, as borrower, DCP Midstream, LP, as initial servicer, the lenders, LC participants and group agents that are parties thereto from time to time, PNC Bank, National Association, as Administrative Agent and LC Bank, and PNC Capital Markets LLC, as Structuring Agent.	10-Q	10.1	11/03/2022	001-32678

21*	List of Subsidiaries of Phillips 66.

22*	List of Guarantor Subsidiaries.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32*	Certifications pursuant to 18 U.S.C. Section 1350.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Schema Document.

101.CAL*	Inline XBRL Calculation Linkbase Document.

101.LAB*	Inline XBRL Labels Linkbase Document.

101.PRE*	Inline XBRL Presentation Linkbase Document.

101.DEF*	Inline XBRL Definition Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHILLIPS 66

/s/ J. Scott Pruitt
J. Scott Pruitt Vice President and Controller (Chief Accounting and Duly Authorized Officer)

Date: November 8, 2022