Form 10-Q
period 2023-03-31
Phillips 66
filed 2023-05-04
CIK 1534701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	001-35349

Phillips 66
(Exact name of registrant as specified in its charter)

Delaware	45-3779385
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The registrant had 458,862,316 shares of common stock, $0.01 par value, outstanding as of March 31, 2023.

PHILLIPS 66

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Consolidated Statement of Income	Phillips 66

	Millions of Dollars
	Three Months Ended March 31
	2023	2022
Revenues and Other Income
Sales and other operating revenues	$34,396	36,179
Equity in earnings of affiliates	611	685
Net gain on dispositions	34	1
Other income (loss)	48	(143)
Total Revenues and Other Income	35,089	36,722

Costs and Expenses
Purchased crude oil and products	29,341	33,495
Operating expenses	1,578	1,340
Selling, general and administrative expenses	605	433
Depreciation and amortization	476	338
Impairments	8	—
Taxes other than income taxes	207	149
Accretion on discounted liabilities	6	6
Interest and debt expense	192	135
Foreign currency transaction (gains) losses	25	(2)
Total Costs and Expenses	32,438	35,894
Income before income taxes	2,651	828
Income tax expense	574	171
Net Income	2,077	657
Less: net income attributable to noncontrolling interests	116	75
Net Income Attributable to Phillips 66	$1,961	582

Net Income Attributable to Phillips 66 Per Share of Common Stock (dollars)
Basic	$4.21	1.29
Diluted	4.20	1.29

Weighted-Average Common Shares Outstanding (thousands)
Basic	464,810	449,298
Diluted	467,034	450,011
See Notes to Consolidated Financial Statements.

Consolidated Statement of Comprehensive Income	Phillips 66

	Millions of Dollars
	Three Months Ended March 31
	2023	2022

Net Income	$2,077	657
Other comprehensive income (loss)
Defined benefit plans
Amortization of net actuarial loss, prior service credit and settlements	10	11
Plans sponsored by equity affiliates	3	5
Income taxes on defined benefit plans	(3)	(3)
Defined benefit plans, net of income taxes	10	13
Foreign currency translation adjustments	76	(82)
Income taxes on foreign currency translation adjustments	1	—
Foreign currency translation adjustments, net of income taxes	77	(82)
Income taxes on hedging activities	—	—
Hedging activities, net of income taxes	—	—
Other Comprehensive Income (Loss), Net of Income Taxes	87	(69)
Comprehensive Income	2,164	588
Less: comprehensive income attributable to noncontrolling interests	116	75
Comprehensive Income Attributable to Phillips 66	$2,048	513
See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet	Phillips 66

	Millions of Dollars
	March 31 2023	December 31 2022
Assets
Cash and cash equivalents	$6,965	6,133
Accounts and notes receivable (net of allowances of $67 million in 2023 and 2022)	8,123	9,497
Accounts and notes receivable—related parties	1,203	1,488
Inventories	5,445	3,276
Prepaid expenses and other current assets	934	1,528
Total Current Assets	22,670	21,922
Investments and long-term receivables	15,289	14,950
Net properties, plants and equipment	35,111	35,163
Goodwill	1,486	1,486
Intangibles	793	831
Other assets	1,913	2,090
Total Assets	$77,262	76,442

Liabilities
Accounts payable	$9,923	10,748
Accounts payable—related parties	646	575
Short-term debt	825	529
Accrued income and other taxes	1,388	1,397
Employee benefit obligations	436	764
Other accruals	1,487	1,876
Total Current Liabilities	14,705	15,889
Long-term debt	17,660	16,661
Asset retirement obligations and accrued environmental costs	872	879
Deferred income taxes	6,813	6,671
Employee benefit obligations	931	937
Other liabilities and deferred credits	1,365	1,299
Total Liabilities	42,346	42,336

Equity
Common stock (2,500,000,000 shares authorized at $0.01 par value) Issued (2023—653,266,184 shares; 2022—652,373,645 shares)
Par value	7	7
Capital in excess of par	19,795	19,791
Treasury stock (at cost: 2023—194,403,868 shares; 2022—186,529,667 shares)	(16,083)	(15,276)
Retained earnings	26,903	25,432
Accumulated other comprehensive loss	(373)	(460)
Total Stockholders’ Equity	30,249	29,494
Noncontrolling interests	4,667	4,612
Total Equity	34,916	34,106
Total Liabilities and Equity	$77,262	76,442
See Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows	Phillips 66

	Millions of Dollars
	Three Months Ended March 31
	2023	2022
Cash Flows From Operating Activities
Net income	$2,077	657
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	476	338
Impairments	8	—
Accretion on discounted liabilities	6	6
Deferred income taxes	146	142
Undistributed equity earnings	(242)	(100)
Net gain on dispositions	(34)	(1)
Unrealized investment loss	11	169
Other	14	40
Working capital adjustments
Accounts and notes receivable	1,663	(3,042)
Inventories	(2,003)	(1,152)
Prepaid expenses and other current assets	469	(849)
Accounts payable	(739)	4,809
Taxes and other accruals	(653)	119
Net Cash Provided by Operating Activities	1,199	1,136

Cash Flows From Investing Activities
Capital expenditures and investments	(378)	(370)
Return of investments in equity affiliates	60	15
Proceeds from asset dispositions	77	1
Other	(24)	(74)
Net Cash Used in Investing Activities	(265)	(428)

Cash Flows From Financing Activities
Issuance of debt	2,488	—
Repayment of debt	(1,223)	(24)
Issuance of common stock	10	23
Repurchase of common stock	(800)	—
Dividends paid on common stock	(486)	(404)
Distributions to noncontrolling interests	(58)	(77)
Other	(48)	(30)
Net Cash Used in Financing Activities	(117)	(512)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	15	(8)

Net Change in Cash and Cash Equivalents	832	188
Cash and cash equivalents at beginning of period	6,133	3,147
Cash and Cash Equivalents at End of Period	$6,965	3,335
See Notes to Consolidated Financial Statements.

Consolidated Statement of Changes in Equity	Phillips 66

	Millions of Dollars
	Three Months Ended March 31
	Attributable to Phillips 66
	Common Stock
	Par Value	Capital in Excess of Par	Treasury Stock	Retained Earnings	Accum. Other Comprehensive Loss	Noncontrolling Interests	Total

December 31, 2022	$7	19,791	(15,276)	25,432	(460)	4,612	34,106
Net income	—	—	—	1,961	—	116	2,077
Other comprehensive income	—	—	—	—	87	—	87
Dividends paid on common stock ($1.05 per share)	—	—	—	(486)	—	—	(486)
Repurchase of common stock	—	—	(807)	—	—	—	(807)
Benefit plan activity	—	4	—	(4)	—	(3)	(3)
Distributions to noncontrolling interests	—	—	—	—	—	(58)	(58)
March 31, 2023	$7	19,795	(16,083)	26,903	(373)	4,667	34,916

December 31, 2021	$7	20,504	(17,116)	16,216	(445)	2,471	21,637
Net income	—	—	—	582	—	75	657
Other comprehensive loss	—	—	—	—	(69)	—	(69)
Dividends paid on common stock ($0.92 per share)	—	—	—	(404)	—	—	(404)
Benefit plan activity	—	32	—	(3)	—	—	29
Distributions to noncontrolling interests	—	—	—	—	—	(77)	(77)
Acquisition of noncontrolling interest in Phillips 66 Partners LP	—	(869)	3,380	—	—	(2,163)	348
March 31, 2022	$7	19,667	(13,736)	16,391	(514)	306	22,121

	Shares
	Three Months Ended March 31
	Common Stock Issued	Treasury Stock

December 31, 2022	652,373,645	186,529,667
Repurchase of common stock	—	7,874,201
Shares issued—share-based compensation	892,539	—
March 31, 2023	653,266,184	194,403,868

December 31, 2021	650,026,318	211,771,827
Shares issued—share-based compensation	1,020,299	—
Shares issued—acquisition of noncontrolling interest in Phillips 66 Partners LP	—	(41,825,236)
March 31, 2022	651,046,617	169,946,591
See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements	Phillips 66

Note 1—Interim Financial Information

The unaudited interim financial information presented in the financial statements included in this report is prepared in accordance with generally accepted accounting principles in the United States (GAAP) and includes all known accruals and adjustments necessary, in the opinion of management, for a fair presentation of the consolidated financial position of Phillips 66 and its results of operations and cash flows for the periods presented. Unless otherwise specified, all such adjustments are of a normal and recurring nature. Certain notes and other information have been condensed or omitted from the interim financial statements included in this report. Therefore, these interim financial statements should be read in conjunction with the consolidated financial statements and notes included in our 2022 Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2023, are not necessarily indicative of the results expected for the full year.

Note 2—Change in Accounting Principle

Effective January 1, 2023, we adopted ASU 2022-04, “Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations.” This ASU requires the buyer in a supplier finance program to disclose qualitative and quantitative information about the program. At the time of adoption, this ASU did not have a material impact on our consolidated financial statements.

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
•Class B Segment comprised of the business, activities, assets and liabilities of Gray Oak Pipeline (DCP Midstream Class B Segment).

We hold a 76.64% Class A membership interest, which represents an indirect economic interest in DCP LP of 43.3%, and a 10% Class B membership interest, which represents an indirect economic interest in Gray Oak Pipeline of 6.5%. Enbridge holds the remaining Class A and Class B membership interests. We have been designated as the managing member of DCP Midstream Class A Segment and are responsible for conducting, directing and managing all activities associated with this segment, except as limited in certain instances. Enbridge has been designated as the managing member of DCP Midstream Class B Segment. Earnings and distributions from each segment are allocated to the members based on their membership interest in each membership class, except as otherwise provided.

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

We hold a 33.33% direct ownership interest in DCP Sand Hills Pipeline, LLC (DCP Sand Hills) and DCP Southern Hills Pipeline, LLC (DCP Southern Hills). DCP LP holds the remaining 66.67% ownership interest in these entities. As a result of the governance rights granted to us over DCP Midstream Class A Segment and the governance rights we hold through our direct ownership interests, we obtained controlling financial interests in these entities in connection with the merger. As a result, our aggregate direct and indirect economic interests in DCP Sand Hills and DCP Southern Hills increased to 62.2% from 52.2%.

Starting on August 18, 2022, we began consolidating the financial results of DCP Midstream Class A Segment, DCP Sand Hills and DCP Southern Hills. We also began reporting the direct and indirect economic interests held by Enbridge, DCP LP’s public common unitholders and DCP LP’s preferred unitholders as noncontrolling interests on our financial statements.

We account for our remaining indirect economic interest in Gray Oak Pipeline, now held through DCP Midstream Class B Segment, using the equity method of accounting. As a result of the merger, we derecognized Enbridge’s noncontrolling interest in Gray Oak Holdings.

We accounted for our consolidation of DCP Midstream Class A Segment, DCP Sand Hills and DCP Southern Hills as a business combination using the acquisition method of accounting. See Note 4—Business Combinations, for additional information on our accounting for this transaction. See Note 21—DCP Midstream Class A Segment, for additional information regarding our variable interest in DCP Midstream Class A Segment and the definitive agreement we executed on January 5, 2023, to acquire an incremental interest in DCP LP.

Note 4—Business Combinations

On August 17, 2022, we realigned our economic interest in, and governance rights over, DCP Midstream and Gray Oak Holdings through the merger of these existing entities with DCP Midstream as the surviving entity. As part of the merger, we transferred a 35.75% indirect economic interest in Gray Oak Pipeline and contributed $404 million of cash to DCP Midstream, which was then paid to Enbridge, in return for a 15.05% incremental indirect economic ownership interest in DCP LP. As noted above, the additional governance rights we were granted as part of this transaction resulted in us consolidating the DCP Midstream Class A Segment, as well as DCP Sand Hills and DCP Southern Hills. Given the nature of this transaction, we have accounted for the consolidation of these entities using the acquisition method of accounting.

The components of the fair value of the merger consideration are:

Millions of Dollars
Cash contributed	$404
Fair value of transferred equity interest	634
Fair value of previously held equity interests	3,853
Total merger consideration	$4,891

The aggregate purchase consideration noted above was allocated to the assets acquired and liabilities assumed of the entities consolidated based upon a preliminary estimate of their fair values as of the August 17, 2022, merger date. Due to the level of effort required to develop fair value measurements, the valuation information necessary to determine the fair values of assets acquired and liabilities assumed is preliminary, including the underlying cash flows, appraisals and other information used to estimate the fair values of the net assets acquired and noncontrolling interests in those net assets. We continue to evaluate the factors used in establishing the fair values of assets and liabilities as of the acquisition date, including, but not limited to, those factors that could affect the estimated fair values of properties, plants and equipment (PP&E), investments in unconsolidated affiliates accounted for under the equity method, inventories, identifiable intangible assets, leases, financial instruments, asset retirement and environmental obligations, legal and tax contingencies, debt and noncontrolling interests. We will complete a final determination of the fair values of assets acquired and liabilities assumed within the one-year measurement period from the date of the merger. Any adjustments made in subsequent periods could be material to the preliminary values.

The following table shows the preliminary purchase price allocation as of the date of the merger, and cumulative adjustments we have made as of March 31, 2023:

	Millions of Dollars
	As Originally Reported	Adjustments	As Adjusted
Fair value of assets acquired:
Cash and cash equivalents	$98	—	98
Accounts and notes receivable	1,003	—	1,003
Inventories	74	166	240
Prepaid expenses and other current assets	439	—	439
Investments and long-term receivables	2,192	57	2,249
Properties, plants and equipment	12,837	13	12,850
Intangibles	36	(36)	—
Other assets	343	(158)	185
Total assets acquired	17,022	42	17,064
Fair value of liabilities assumed:
Accounts payable	912	—	912
Short-term debt	625	(2)	623
Accrued income and other taxes	107	(11)	96
Employee benefit obligation—current	50	22	72
Other accruals	497	(21)	476
Long-term debt	4,541	40	4,581
Asset retirement obligations and accrued environmental costs	168	16	184
Deferred income taxes	40	14	54
Employee benefit obligations	54	—	54
Other liabilities and deferred credits	227	(5)	222
Total liabilities assumed	7,221	53	7,274
Fair value of net assets	9,801	(11)	9,790
Less: Fair value of noncontrolling interests	4,910	(11)	4,899
Total merger consideration	$4,891	—	4,891

The adjustments reflected in the table above include reclassification adjustments we have made to the preliminary purchase price allocation to conform with our historical presentation and adjustments we have made to the estimated fair value of certain assets acquired and liabilities assumed. The adjustments recorded in the three months ended March 31, 2023, were not material.

Pending Acquisition
On April 10, 2023, we entered into an agreement to acquire certain marketing assets on the U.S. West Coast for cash consideration of approximately $260 million plus an adjustment for net working capital that will be determined at closing. The transaction is expected to close in the second or early third quarter of 2023, subject to regulatory approval and completion of other customary closing conditions.

Note 5—Sales and Other Operating Revenues

Disaggregated Revenues
The following tables present our disaggregated sales and other operating revenues:

	Millions of Dollars
	Three Months Ended March 31
	2023	2022
Product Line and Services
Refined petroleum products	$24,718	29,382
Crude oil resales	4,565	3,755
Natural gas liquids (NGL) and natural gas	4,421	3,230
Services and other*	692	(188)
Consolidated sales and other operating revenues	$34,396	36,179

Geographic Location**
United States	$27,065	28,885
United Kingdom	3,930	3,640
Germany	1,306	1,382
Other countries	2,095	2,272
Consolidated sales and other operating revenues	$34,396	36,179
* Includes derivatives-related activities. See Note 14—Derivatives and Financial Instruments, for additional information.
** Sales and other operating revenues are attributable to countries based on the location of the operations generating the revenues.

Contract-Related Assets and Liabilities
At March 31, 2023, and December 31, 2022, receivables from contracts with customers were $7,317 million and $8,749 million, respectively. Significant noncustomer balances, such as buy/sell receivables and excise tax receivables, were excluded from these amounts.

Our contract-related assets also include payments we make to our marketing customers related to incentive programs. An incentive payment is initially recognized as an asset and subsequently amortized as a reduction to revenue over the contract term, which generally ranges from 5 to 15 years. At March 31, 2023, and December 31, 2022, our asset balances related to such payments were $509 million and $505 million, respectively.

Our contract liabilities represent advances from our customers prior to product or service delivery. At March 31, 2023, and December 31, 2022, contract liabilities were $203 million and $156 million, respectively.

Remaining Performance Obligations
Most of our contracts with customers are spot contracts or term contracts with only variable consideration. We do not disclose remaining performance obligations for these contracts as the expected duration is one year or less or because the variable consideration has been allocated entirely to an unsatisfied performance obligation. We also have certain contracts in our Midstream segment that include minimum volume commitments with fixed pricing. At March 31, 2023, the remaining performance obligations related to these minimum volume commitment contracts amounted to $446 million. This amount excludes variable consideration and estimates of variable rate escalation clauses in our contracts with customers, and is expected to be recognized through 2031 with a weighted average remaining life of three years as of March 31, 2023.

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

At March 31, 2023, and December 31, 2022, we reported $9,326 million and $10,985 million of accounts and notes receivable, respectively, net of allowances of $67 million for both periods. Based on an aging analysis at March 31, 2023, more than 95% of our accounts receivable were outstanding less than 60 days.

We are also exposed to credit losses from off-balance sheet exposures, such as guarantees of joint venture debt and standby letters of credit. See Note 12—Guarantees, and Note 13—Contingencies and Commitments, for more information on these off-balance sheet exposures.

Note 7—Inventories

Inventories consisted of the following:

	Millions of Dollars
	March 31 2023	December 31 2022

Crude oil and petroleum products	$5,046	2,914
Materials and supplies	399	362
	$5,445	3,276

Inventories valued on the last-in, first-out (LIFO) basis totaled $4,837 million and $2,635 million at March 31, 2023, and December 31, 2022, respectively. The estimated excess of current replacement cost over LIFO cost of inventories amounted to approximately $6 billion and $6.3 billion at March 31, 2023, and December 31, 2022, respectively.

Certain planned reductions in inventory that are not expected to be replaced by the end of the year cause liquidations of LIFO inventory values. LIFO inventory liquidations increased our net income by $4 million and $40 million in the three months ended March 31, 2023 and 2022, respectively.

Note 8—Investments, Loans and Long-Term Receivables

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

In February 2022, the U.S. Supreme Court (the Court) denied Dakota Access’ writ of certiorari requesting the Court to review the lower court’s decision to order the EIS and vacate the easement. Therefore, the requirement to prepare the EIS stands. Also in February 2022, the Tribe withdrew as a cooperating agency, causing the USACE to halt the EIS process while the USACE engaged with the Tribe on their reasons for withdrawing. The draft EIS process resumed in August 2022, and release is expected in the second quarter of 2023.

Dakota Access and ETCO have guaranteed repayment of senior unsecured notes issued by a wholly owned subsidiary of Dakota Access in March 2019. On April 1, 2022, Dakota Access’ wholly owned subsidiary repaid $650 million aggregate principal amount of its outstanding senior notes upon maturity. We funded our 25% share, or $163 million, with a capital contribution of $89 million in March 2022 and $74 million of distributions we elected not to receive from Dakota Access in the first quarter of 2022. At March 31, 2023, the aggregate principal amount outstanding of Dakota Access’ senior unsecured notes was $1.85 billion.

In conjunction with the notes offering, Phillips 66 Partners LP (Phillips 66 Partners), now a wholly owned subsidiary of Phillips 66, and its co-venturers in Dakota Access also provided a Contingent Equity Contribution Undertaking (CECU). Under the CECU, the co-venturers may be severally required to make proportionate equity contributions to Dakota Access if there is an unfavorable final judgment in the above-mentioned ongoing litigation. At March 31, 2023, our 25% share of the maximum potential equity contributions under the CECU was approximately $467 million.

If the pipeline is required to cease operations, and should Dakota Access and ETCO not have sufficient funds to pay ongoing expenses, we could be required to support our 25% share of the ongoing expenses, including scheduled interest payments on the notes of approximately $20 million annually, in addition to the potential obligations under the CECU at March 31, 2023.

At March 31, 2023, the aggregate book value of our investments in Dakota Access and ETCO was $659 million.

CF United LLC (CF United)
We own a 50% voting interest and a 47% economic interest in CF United, a retail marketing joint venture with operations primarily on the U.S. West Coast. CF United is considered a VIE because our co-venturer has an option to require us to purchase its interest based on a fixed multiple. The put option becomes effective July 1, 2023, and expires on March 31, 2024. The put option is viewed as a variable interest as the purchase price on the exercise date may not represent the then-current fair value of CF United. We have determined that we are not the primary beneficiary because we and our co-venturer jointly direct the activities of CF United that most significantly impact economic performance. At March 31, 2023, our maximum exposure to loss was comprised of our $292 million investment in CF United, and any potential future loss resulting from the put option should the purchase price based on a fixed multiple exceed the then-current fair value of CF United.

OnCue Holdings, LLC (OnCue)
We hold a 50% interest in OnCue, a joint venture that owns and operates retail convenience stores. We fully guaranteed various debt agreements of OnCue and our co-venturer did not participate in the guarantees. This entity is considered a VIE because our debt guarantees resulted in OnCue not being exposed to all potential losses. We have determined we are not the primary beneficiary because we do not have the power to direct the activities that most significantly impact economic performance. At March 31, 2023, our maximum exposure to loss was $213 million, which represented the book value of our investment in OnCue of $145 million and guaranteed debt obligations of $68 million.

DCP Midstream, DCP Sand Hills, DCP Southern Hills, and Gray Oak Pipeline—Prior to the merger of DCP Midstream and Gray Oak Holdings on August 17, 2022, we held:

•A 50% interest in DCP Midstream a joint venture that owns and operates NGL and gas pipelines, gas plants, gathering systems, storage facilities and fractionation plants, through its subsidiary DCP LP.
•A 33.33% direct ownership interest in DCP Sand Hills a joint venture that owns a NGL pipeline system that extends from the Permian Basin and Eagle Ford to facilities on the Texas Gulf Coast and to the Mont Belvieu, Texas, market hub.
•A 33.33% direct ownership interest in DCP Southern Hills a joint venture that owns a NGL pipeline system that extends from the Midcontinent region to the Mont Belvieu, Texas, market hub.
•A 65% interest in Gray Oak Pipeline, which was held through a consolidated holding company, Gray Oak Holdings. Our indirect interest in Gray Oak Pipeline was 42.25%, after considering a co-venturer’s 35% interest in Gray Oak Holdings. Gray Oak Pipeline is a crude oil pipeline that extends from the Permian and Eagle Ford to Texas Gulf Coast destinations that include Corpus Christi, Texas, and the Sweeny area, including our Sweeny Refinery.

Other Investments
In September 2021, we acquired 78 million ordinary shares, representing a 16% ownership interest, in NOVONIX Limited (NOVONIX), which are traded on the Australian Securities Exchange. NOVONIX is a Brisbane, Australia-based company that develops technology and supplies materials for lithium-ion batteries. Since we do not have significant influence over the operating and financial policies of NOVONIX and the shares we own have a readily determinable fair value, our investment is recorded at fair value at the end of each reporting period. The fair value of our investment is recorded in the “Investments and long-term receivables” line item on our consolidated balance sheet. The change in the fair value of our investment due to fluctuations in NOVONIX’s stock price, or unrealized investment losses, is recorded in the “Other income (loss)” line item of our consolidated statement of income, while changes due to foreign currency fluctuations are recorded in the “Foreign currency transaction (gains) losses” line item on our consolidated statement of income. The fair value of our investment in NOVONIX was $66 million at March 31, 2023. The fair value of our investment in NOVONIX declined by $12 million during the three months ended March 31, 2023, reflecting an unrealized investment loss of $11 million and an unrealized foreign currency loss of $1 million. See Note 15—Fair Value Measurements, for additional information regarding the recurring fair value measurement of our investment in NOVONIX.

Note 9—Properties, Plants and Equipment

Our gross investment in PP&E and the associated accumulated depreciation and amortization (Accum. D&A) balances were as follows:

	Millions of Dollars
	March 31, 2023			December 31, 2022
	Gross PP&E	Accum. D&A	Net PP&E	Gross PP&E	Accum. D&A	Net PP&E

Midstream	$25,549	3,743	21,806	25,422	3,524	21,898
Chemicals	—	—	—	—	—	—
Refining	24,236	12,500	11,736	24,200	12,523	11,677
Marketing and Specialties	1,829	1,095	734	1,800	1,058	742
Corporate and Other	1,580	745	835	1,568	722	846
	$53,194	18,083	35,111	52,990	17,827	35,163

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

	Three Months Ended March 31
	2023		2022
	Basic	Diluted	Basic	Diluted
Amounts Attributed to Phillips 66 Common Stockholders (millions):
Net Income Attributable to Phillips 66	$1,961	1,961	582	582
Income allocated to participating securities	(3)	(1)	(2)	(2)
Net income available to common stockholders	$1,958	1,960	580	580

Weighted-average common shares outstanding (thousands):	462,870	464,810	447,206	449,298
Effect of share-based compensation	1,940	2,224	2,092	713
Weighted-average common shares outstanding—EPS	464,810	467,034	449,298	450,011

Earnings Per Share of Common Stock (dollars)	$4.21	4.20	1.29	1.29

Note 11—Debt

Debt Issuances and Repayments
On March 29, 2023, Phillips 66 Company, a wholly owned subsidiary of Phillips 66, issued $1.25 billion aggregate principal amount of senior unsecured notes consisting of:

•$750 million aggregate principal amount of 4.950% Senior Notes due December 2027 (2027 Notes).
•$500 million aggregate principal amount of 5.300% Senior Notes due June 2033 (2033 Notes).

The 2027 Notes and 2033 Notes (collectively, the Notes) are fully and unconditionally guaranteed by Phillips 66. Interest on the 2027 Notes is payable semi-annually on June 1 and December 1 of each year, commencing on December 1, 2023. Interest on the 2033 Notes is payable semi-annually on June 30 and December 30 of each year, commencing on December 30, 2023.

The Notes are required to be redeemed at a price equal to 101% of the principal amount, plus accrued and unpaid interest, at the earliest occurrence of any of the following events: the DCP LP public common unit acquisition is not completed on or prior to December 31, 2023; the agreement to acquire the DCP LP public common units is terminated; or we notify the trustee of the notes in writing that the DCP LP public common unit acquisition will not be consummated on or prior to December 31, 2023. See Note 21—DCP Midstream Class A Segment, for additional information regarding the definitive agreement we executed on January 5, 2023, to acquire an incremental interest in DCP LP.

On March 15, 2023, DCP LP repaid its 3.875% senior unsecured notes due March 2023 with an aggregate principal amount of $500 million using borrowings under its revolving credit and accounts receivable securitization facilities.

On April 19, 2023, DCP LP announced its intent to redeem its 5.850% junior subordinated notes due May 2043 with an aggregate principal amount outstanding of $550 million on or about May 21, 2023. DCP LP expects to use borrowings under its revolving credit and accounts receivable securitization facilities.

Term Loan Agreement
On March 27, 2023 (the Closing Date), Phillips 66 Company, a wholly owned subsidiary of Phillips 66, entered into a $1.5 billion delayed draw term loan agreement guaranteed by Phillips 66 (the Term Loan Agreement). The Term Loan Agreement provides for a single borrowing (the date of such borrowing, the Funding Date) during a 90-day period commencing on the Closing Date, contingent upon us completing the DCP LP public common unit acquisition, and matures on the third anniversary of the Funding Date. The Term Loan Agreement contains customary covenants similar to those contained in our revolving credit agreement, including a maximum consolidated net debt-to-capitalization ratio of 65% as of the last day of each fiscal quarter. The Term Loan Agreement has customary events of default, such as nonpayment of principal when due; nonpayment of interest, fees or other amounts after grace periods; and violation of covenants. We may at any time prepay outstanding borrowings under the Term Loan Agreement, in whole or in part, without premium or penalty. Outstanding borrowings under the Term Loan Agreement will bear interest at either: (a) Adjusted Term SOFR in effect from time to time plus the applicable margin; or (b) the reference rate plus the applicable margin, as defined in the Term Loan Agreement. As of March 31, 2023, no borrowings are outstanding under the Term Loan Agreement.

See Note 21—DCP Midstream Class A Segment, for additional information regarding the definitive agreement we executed on January 5, 2023, to acquire an incremental interest in DCP LP.

Credit Facilities and Commercial Paper
Phillips 66 and Phillips 66 Company
On June 23, 2022, we entered into a $5 billion revolving credit facility with Phillips 66 Company as the borrower and Phillips 66 as the guarantor. At both March 31, 2023, and December 31, 2022, no amount had been drawn under the $5 billion revolving credit facility or $5 billion uncommitted commercial paper program.

DCP Midstream Class A Segment
At March 31, 2023, DCP LP had $225 million of borrowings outstanding under its $1.4 billion credit facility and $2 million of letters of credit had been issued that supported the credit facility. At December 31, 2022, DCP LP had no borrowings outstanding under its $1.4 billion credit facility, and $10 million in letters of credit had been issued that are supported by the credit facility.

As of March 31, 2023, and December 31, 2022, $350 million and $40 million of borrowings, respectively, were outstanding under DCP LP’s accounts receivable securitization facility, which are secured by its accounts receivable at DCP Receivables LLC.

Note 12—Guarantees

At March 31, 2023, we were liable for certain contingent obligations under various contractual arrangements as described below. We recognize a liability for the fair value of our obligation as a guarantor for newly issued or modified guarantees. Unless the carrying amount of the liability is noted below, we have not recognized a liability either because the guarantees were issued prior to December 31, 2002, or because the fair value of the obligation is immaterial. In addition, unless otherwise stated, we are not currently performing with any significance under the guarantees and expect future performance to be either immaterial or have only a remote chance of occurrence.

Lease Residual Value Guarantees
Under the operating lease agreement for our headquarters facility in Houston, Texas, we have the option, at the end of the lease term in September 2025, to request to renew the lease, purchase the facility or assist the lessor in marketing it for resale. We have a residual value guarantee associated with the operating lease agreement with a maximum potential future exposure of $514 million at March 31, 2023. We also have residual value guarantees associated with railcar, airplane and truck leases with maximum potential future exposures totaling $164 million. These leases have remaining terms of five to ten years.

Guarantees of Joint Venture Obligations
In March 2019, Phillips 66 Partners and its co-venturers in Dakota Access provided a CECU in conjunction with a senior unsecured notes offering. See Note 8—Investments, Loans and Long-Term Receivables, for additional information on Dakota Access and the CECU.

At March 31, 2023, we also had other guarantees outstanding primarily for our portion of certain joint venture debt, which have remaining terms of up to three years. The maximum potential future exposures under these guarantees were approximately $83 million. Payment would be required if a joint venture defaults on its obligations.

Indemnifications
Over the years, we have entered into various agreements to sell ownership interests in certain corporations, joint ventures and assets that gave rise to indemnifications. Agreements associated with these sales include indemnifications for taxes, litigation, environmental liabilities, permits and licenses, employee claims, and real estate tenant defaults. The provisions of these indemnifications vary greatly. The majority of these indemnifications are related to environmental issues, which generally have indefinite terms and potentially unlimited exposure. At March 31, 2023, and December 31, 2022, the carrying amount of recorded indemnifications was $134 million and $137 million, respectively.

We amortize the indemnification liability over the relevant time period, if one exists, based on the facts and circumstances surrounding each type of indemnity. In cases where the indemnification term is indefinite, we will reverse the liability when we have information to support the reversal. Although it is reasonably possible future payments may exceed amounts recorded, due to the nature of the indemnifications, it is not possible to make a reasonable estimate of the maximum potential amount of future payments. At March 31, 2023, and December 31, 2022, environmental accruals for known contamination of $105 million and $108 million, respectively, were included in the carrying amount of the recorded indemnifications noted above. These environmental accruals were primarily included in the “Asset retirement obligations and accrued environmental costs” line item on our consolidated balance sheet. For additional information about environmental liabilities, see Note 13—Contingencies and Commitments.

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

We are currently participating in environmental assessments and cleanups at numerous federal Superfund and comparable state sites. After an assessment of environmental exposures for cleanup and other costs, we make accruals on an undiscounted basis (except those pertaining to sites acquired in a business combination, which we record on a discounted basis) for planned investigation and remediation activities for sites where it is probable future costs will be incurred and these costs can be reasonably estimated. At March 31, 2023, our total environmental accruals were $439 million, compared with $434 million at December 31, 2022. We expect to incur a substantial amount of these expenditures within the next 30 years. We have not reduced these accruals for possible insurance recoveries. In the future, we may be involved in additional environmental assessments, cleanups and proceedings.

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

At March 31, 2023, we had performance obligations secured by letters of credit and bank guarantees of $749 million related to various purchase and other commitments incident to the ordinary conduct of business.

Note 14—Derivatives and Financial Instruments

Derivative Instruments
We use financial and commodity-based derivative contracts to manage exposures to fluctuations in commodity prices, interest rates and foreign currency exchange rates, or to capture market opportunities. Because we do not apply hedge accounting for commodity derivative contracts, all realized and unrealized gains and losses from commodity derivative contracts are recognized in our consolidated statement of income. Gains and losses from derivative contracts held for trading not directly related to our physical business are reported net in the “Other income (loss)” line item on our consolidated statement of income. Cash flows from all our derivative activity for the periods presented appear in the operating section on our consolidated statement of cash flows.

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

	Millions of Dollars
	March 31, 2023				December 31, 2022
	Commodity Derivatives		Effect of Collateral Netting	Net Carrying Value Presented on the Balance Sheet	Commodity Derivatives		Effect of Collateral Netting	Net Carrying Value Presented on the Balance Sheet
	Assets	Liabilities			Assets	Liabilities

Assets
Prepaid expenses and other current assets	$3,008	(2,834)	(1)	173	1,331	(1,110)	—	221
Other assets	29	(4)	—	25	46	(1)	—	45
Liabilities
Other accruals	27	(144)	15	(102)	471	(750)	90	(189)
Other liabilities and deferred credits	24	(23)	—	1	12	(35)	—	(23)
Total	$3,088	(3,005)	14	97	1,860	(1,896)	90	54

At March 31, 2023, there was $32 million of collateral paid that was not offset on our consolidated balance sheet. At December 31, 2022, there was $93 million of cash collateral paid that was not offset on our consolidated balance sheet.

The realized and unrealized gains (losses) incurred from commodity derivatives, and the line items where they appear on our consolidated statement of income, were:

	Millions of Dollars
	Three Months Ended March 31
	2023	2022

Sales and other operating revenues	$50	(420)
Other income (loss)	(14)	25
Purchased crude oil and products	137	(228)
Net gain (loss) from commodity derivative activity	$173	(623)

The following table summarizes our material net exposures resulting from outstanding commodity derivative contracts. These financial and physical derivative contracts are primarily used to manage price exposure on our underlying operations. The underlying exposures may be from nonderivative positions such as inventory volumes. Financial derivative contracts may also offset physical derivative contracts, such as forward purchase and sales contracts. The percentage of our derivative contract volumes expiring within the next 12 months was more than 90% at March 31, 2023, and December 31, 2022.

	Open Position Long / (Short)
	March 31 2023	December 31 2022
Commodity
Crude oil, refined petroleum products, NGL and renewable feedstocks (millions of barrels)	(37)	(25)
Natural gas (billions of cubic feet)	(37)	(77)

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

The aggregate fair values of all derivative instruments with such credit-risk-related contingent features that were in a liability position were immaterial at March 31, 2023, and December 31, 2022.

Note 15—Fair Value Measurements

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

The carrying values and fair values by hierarchy of our financial assets and liabilities, either carried or disclosed at fair value, including any effects of counterparty and collateral netting, were:

	Millions of Dollars
	March 31, 2023
	Fair Value Hierarchy			Total Fair Value of Gross Assets & Liabilities	Effect of Counterparty Netting	Effect of Collateral Netting	Difference in Carrying Value and Fair Value	Net Carrying Value Presented on the Balance Sheet
	Level 1	Level 2	Level 3
Commodity Derivative Assets
Exchange-cleared instruments	$2,914	76	2	2,992	(2,867)	(1)	—	124
OTC instruments	—	13	13	26	—	—	—	26
Physical forward contracts	—	68	2	70	(22)	—	—	48
Rabbi trust assets	179	—	—	179	N/A	N/A	—	179
Investment in NOVONIX	66	—	—	66	N/A	N/A	—	66
	$3,159	157	17	3,333	(2,889)	(1)	—	443

Commodity Derivative Liabilities
Exchange-cleared instruments	$2,883	82	2	2,967	(2,867)	(15)	—	85
OTC instruments	—	4	—	4	—	—	—	4
Physical forward contracts	—	34	—	34	(22)	—	—	12
Floating-rate debt	—	600	—	600	N/A	N/A	—	600
Fixed-rate debt, excluding finance leases and software obligations	—	16,919	—	16,919	N/A	N/A	696	17,615
	$2,883	17,639	2	20,524	(2,889)	(15)	696	18,316

	Millions of Dollars
	December 31, 2022
	Fair Value Hierarchy			Total Fair Value of Gross Assets & Liabilities	Effect of Counterparty Netting	Effect of Collateral Netting	Difference in Carrying Value and Fair Value	Net Carrying Value Presented on the Balance Sheet
	Level 1	Level 2	Level 3
Commodity Derivative Assets
Exchange-cleared instruments	$1,615	130	3	1,748	(1,582)	—	—	166
OTC instruments	—	7	16	23	—	—	—	23
Physical forward contracts	—	86	3	89	(12)	—	—	77
Rabbi trust assets	126	—	—	126	N/A	N/A	—	126
Investment in NOVONIX	78	—	—	78	N/A	N/A	—	78
Other investments	42	1	—	43	N/A	N/A	—	43
	$1,861	224	22	2,107	(1,594)	—	—	513

Commodity Derivative Liabilities
Exchange-cleared instruments	$1,676	164	5	1,845	(1,582)	(90)	—	173
OTC instruments	—	9	—	9	—	—	—	9
Physical forward contracts	—	42	—	42	(12)	—	—	30
Floating-rate debt	—	65	—	65	N/A	N/A	—	65
Fixed-rate debt, excluding finance leases and software obligations	—	15,871	—	15,871	N/A	N/A	977	16,848
	$1,676	16,151	5	17,832	(1,594)	(90)	977	17,125

The rabbi trust assets and investment in NOVONIX are recorded in the “Investments and long-term receivables” line item, and floating-rate and fixed-rate debt are recorded in the “Short-term debt” and “Long-term debt” line items on our consolidated balance sheet. See Note 14—Derivatives and Financial Instruments, for information regarding where the assets and liabilities related to our commodity derivatives are recorded on our consolidated balance sheet.

Nonrecurring Fair Value Measurements

DCP Midstream and Gray Oak Holdings Merger
On August 17, 2022, we and Enbridge agreed to merge DCP Midstream and Gray Oak Holdings with DCP Midstream as the surviving entity. As a result, we began consolidating the financial results of DCP Midstream Class A Segment, DCP Sand Hills and DCP Southern Hills, and accordingly, accounted for the business combination using the acquisition method of accounting, which requires DCP Midstream Class A Segment’s, DCP Sand Hills’ and DCP Southern Hills’, assets and liabilities to be recorded at fair value as of the acquisition date on our consolidated balance sheet. See Note 4—Business Combinations, for additional information on the merger transaction.

Equity Investments
The preliminary fair value of the investments we acquired that are accounted for under the equity method was $2,215 million. The preliminary fair value of these assets was determined using the income approach. The income approach used discounted cash flow models that require various observable and non-observable inputs, such as margins, tariffs and rates, utilization, volumes, product costs, operating expenses, capital expenditures, terminal-year values and risk-adjusted discount rates. These valuations resulted in Level 3 nonrecurring fair value measurements.

PP&E
The preliminary fair value of PP&E was $12,850 million. The preliminary fair value of these assets was determined primarily using the cost approach. The cost approach used assumptions for the current replacement costs of similar plant and equipment assets adjusted for estimated physical deterioration, functional obsolescence and economic obsolescence. The estimated fair value of properties was determined using a sales comparison approach. These valuations resulted in Level 3 nonrecurring fair value measurements.

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

Note 16—Pension and Postretirement Plans

The components of net periodic benefit cost for the three months ended March 31, 2023 and 2022, were as follows:

	Millions of Dollars
	Pension Benefits				Other Benefits
	2023		2022		2023	2022
	U.S.	Int’l.	U.S.	Int’l.
Components of Net Periodic Benefit Cost
Three Months Ended March 31
Service cost	$27	3	35	8	1	1
Interest cost	29	8	21	6	2	1
Expected return on plan assets	(31)	(10)	(39)	(16)	—	—
Amortization of net actuarial loss (gain)	3	(1)	6	3	(2)	(1)
Settlements	10	—	1	—	—	—
Net periodic benefit cost*	$38	—	24	1	1	1
* Included in the “Operating expenses” and “Selling, general and administrative expenses” line items on our consolidated statement of income.

During the three months ended March 31, 2023, we contributed $29 million to our U.S. pension and other postretirement benefit plans and $5 million to our international pension plans. We currently expect to make additional contributions of approximately $40 million to our U.S. pension and other postretirement benefit plans and approximately $15 million to our international pension plans during the remainder of 2023.

Note 17—Accumulated Other Comprehensive Loss

Changes in the balances of each component of accumulated other comprehensive loss were as follows:

	Millions of Dollars
	Defined Benefit Plans	Foreign Currency Translation	Hedging	Accumulated Other Comprehensive Loss

December 31, 2022	$(122)	(336)	(2)	(460)
Other comprehensive income before reclassifications	2	77	—	79
Amounts reclassified from accumulated other comprehensive loss
Defined benefit plans*
Amortization of net actuarial loss and settlements	8	—	—	8
Foreign currency translation	—	—	—	—
Hedging	—	—	—	—
Net current period other comprehensive income	10	77	—	87
March 31, 2023	$(112)	(259)	(2)	(373)

December 31, 2021	$(398)	(45)	(2)	(445)
Other comprehensive income (loss) before reclassifications	4	(82)	—	(78)
Amounts reclassified from accumulated other comprehensive loss
Defined benefit plans*
Amortization of net actuarial loss, prior service credit and settlements	9	—	—	9
Foreign currency translation	—	—	—	—
Hedging	—	—	—	—
Net current period other comprehensive income (loss)	13	(82)	—	(69)
March 31, 2022	$(385)	(127)	(2)	(514)
* Included in the computation of net periodic benefit cost. See Note 16—Pension and Postretirement Plans, for additional information.

Note 18—Related Party Transactions

Significant transactions with related parties were:

	Millions of Dollars
	Three Months Ended March 31
	2023	2022

Operating revenues and other income (a)(d)	$1,304	1,340
Purchases (b)(d)	3,699	4,681
Operating expenses and selling, general and administrative expenses (c)	72	70

(a)We sold NGL, other petrochemical feedstocks and solvents to Chevron Phillips Chemical Company LLC (CPChem), NGL and certain feedstocks to DCP Midstream, gas oil and hydrogen feedstocks to Excel Paralubes LLC (Excel Paralubes), and refined petroleum products to several of our equity affiliates in the Marketing and Specialties (M&S) segment, including OnCue and CF United. We also sold certain feedstocks and intermediate products to WRB Refining LP (WRB) and acted as an agent for WRB in supplying crude oil and other feedstocks for a fee. In addition, we charged several of our equity affiliates, including CPChem, for the use of common facilities, such as steam generators, waste and water treaters and warehouse facilities.

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

Note 19—Segment Disclosures and Related Information

Effective October 1, 2022, we changed the organizational structure of the internal financial information reviewed by our President and Chief Executive Officer, and determined this resulted in a change in the composition of our operating segments. As part of the realignment, we moved the results and net assets of our Merey Sweeny vacuum distillation and delayed coker units at our Sweeny Refinery and the isomerization unit at our Lake Charles Refinery from our Midstream segment to our Refining segment. Additionally, commissions charged to the Refining segment by the M&S segment related to sales of specialty products were eliminated and the costs of the sales organization were reclassified from the M&S segment to the Refining segment. The segment realignment is presented for the three months ended March 31, 2023, with prior periods recast for comparability.

Our operating segments are:

1)Midstream—Provides natural gas and NGL transportation, storage, fractionation, gathering, processing and marketing services, as well as crude oil and refined petroleum product transportation, terminaling and processing services, mainly in the United States. As a result of the merger on August 17, 2022, we began consolidating DCP Midstream Class A Segment, DCP Sand Hills and DCP Southern Hills. On March 9, 2022, we also completed the merger between us and Phillips 66 Partners. See Note 3—DCP Midstream, LLC and Gray Oak Holdings LLC Merger and Note 22—Phillips 66 Partners LP, for additional information on these transactions. This segment also includes our 16% investment in NOVONIX.

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

Corporate and Other includes general corporate overhead, interest expense, our investment in research of new technologies and various other corporate activities. Corporate assets include all cash, cash equivalents and income tax-related assets. Corporate and Other also includes restructuring costs related to our business transformation. See Note 23—Restructuring for additional information regarding restructuring costs.

Intersegment sales are at prices that we believe approximate market.

Analysis of Results by Operating Segment

	Millions of Dollars
	Three Months Ended March 31
	2023	2022
Sales and Other Operating Revenues*
Midstream
Total sales	$5,292	4,022
Intersegment eliminations	(695)	(826)
Total Midstream	4,597	3,196
Chemicals	—	—
Refining
Total sales	22,341	24,141
Intersegment eliminations	(14,095)	(15,576)
Total Refining	8,246	8,565
Marketing and Specialties
Total sales	22,399	25,211
Intersegment eliminations	(855)	(798)
Total Marketing and Specialties	21,544	24,413
Corporate and Other	9	5
Consolidated sales and other operating revenues	$34,396	36,179
* See Note 5—Sales and Other Operating Revenues, for further details on our disaggregated sales and other operating revenues.

Income (Loss) Before Income Taxes
Midstream	$702	212
Chemicals	198	396
Refining	1,608	173
Marketing and Specialties	426	296
Corporate and Other	(283)	(249)
Consolidated income before income taxes	$2,651	828

	Millions of Dollars
	March 31 2023	December 31 2022
Total Assets
Midstream	$29,358	30,273
Chemicals	6,981	6,785
Refining	22,750	21,581
Marketing and Specialties	9,443	9,939
Corporate and Other	8,730	7,864
Consolidated total assets	$77,262	76,442

Note 20—Income Taxes

Our effective income tax rate for the three months ended March 31, 2023, was 22%, compared with 21% for the corresponding period of 2022. The increase in our effective tax rate for the three months ended March 31, 2023, was primarily attributable to non-taxable foreign earnings of our chemical joint venture and an increase in foreign tax rate.

The effective tax rate for the three months ended March 31, 2023, varied from the U.S. federal statutory income tax rate primarily due to state income taxes, partially offset by the impact of foreign operations and noncontrolling interest.

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (IRA) that includes, among other provisions, changes to the U.S. corporate income tax system, including 15% minimum tax based on adjusted financial statement income as defined in the IRA, which was effective after December 31, 2022. We do not anticipate owing 2023 corporate alternative minimum tax as the regular U.S. tax liability is forecasted to exceed the corporate alternative minimum tax.

Note 21—DCP Midstream Class A Segment

DCP Midstream Class A Segment is a VIE and we are the primary beneficiary. DCP Midstream Class A Segment is comprised of the businesses, activities, assets and liabilities of DCP LP and its subsidiaries and its general partner entities. Refer to Note 3—DCP Midstream, LLC and Gray Oak Holdings LLC Merger and Note 4—Business Combinations, for more details on the DCP Midstream and Gray Oak Holdings merger transaction and related accounting.

DCP LP, headquartered in Denver, Colorado, is a publicly traded master limited partnership whose operations currently include producing and fractionating NGL, gathering, compressing, treating and processing natural gas; recovering condensate; and transporting, trading, marketing and storing natural gas and NGL.

As a result of our consolidation of DCP Midstream Class A Segment, the public common and preferred unitholders’ ownership interests and Enbridge’s indirect economic interest in DCP LP are reflected as noncontrolling interests in our consolidated financial statements. At March 31, 2023, we held a 43.3% indirect economic interest in DCP LP.

The most significant assets of DCP Midstream Class A Segment that are available to settle only its obligations, along with its most significant liabilities for which its creditors do not have recourse to Phillips 66’s general credit, were:

	Millions of Dollars
	March 31 2023	December 31 2022
Accounts receivable, trade*	$713	988
Net properties, plants and equipment	9,280	9,297
Investments in unconsolidated affiliates**	2,182	2,161
Accounts payable	755	1,239
Short-term debt	4	504
Long-term debt	4,808	4,248
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

Distributions on the Series B preferred units are payable quarterly in arrears in March, June, September and December of each year. Distributions on the Series C preferred units are payable quarterly in arrears in January, April, July and October of each year. During the three months ended March 31, 2023, DCP LP made cash distributions of $3 million to Series B preferred unitholders and $2 million to Series C preferred unitholders.

As of March 31, 2023, DCP LP had 6,450,000 Series B preferred units outstanding with an aggregate liquidation preference of approximately $161 million, and 4,400,000 Series C preferred units outstanding with an aggregate liquidation preference of $110 million. The Series B and C preferred units are publicly traded on the New York Stock Exchange.

Common Units
As of March 31, 2023, DCP LP had approximately 209 million of common units outstanding, of which approximately 91 million were publicly held. In addition, Enbridge holds a 23.36% economic interest in the approximately 118 million common units held by DCP Midstream Class A Segment. During the three months ended March 31, 2023, DCP LP made cash distributions of $51 million to common unit holders other than Phillips 66.

DCP LP Public Common Unit Acquisition
On January 5, 2023, we entered into a definitive agreement with DCP LP, its subsidiaries and its general partner entities, pursuant to which one of our wholly owned subsidiaries will merge with and into DCP LP, with DCP LP surviving as a Delaware limited partnership. Under the terms of the agreement, at the effective time of the merger, each publicly held common unit representing a limited partner interest in DCP LP (other than the common units owned by DCP Midstream and DCP Midstream GP, LP) issued and outstanding as of immediately prior to the effective time will be converted into the right to receive $41.75 per common unit in cash, without interest. The merger will increase our economic interest in DCP LP from 43.3% to 86.8%. The transaction is expected to close in the second quarter of 2023, subject to customary closing conditions.

If the merger is successfully completed, we will pay approximately $3.8 billion in cash consideration, which we expect to fund through a combination of cash generated from operating activities, proceeds from the offering of the Notes and borrowings under the Term Loan Agreement. See Note 11—Debt, for additional information.

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

Note 22—Phillips 66 Partners LP

On March 9, 2022, we completed a merger between us and Phillips 66 Partners. The merger resulted in the acquisition of all limited partnership interests in Phillips 66 Partners not already owned by us in exchange for 41.8 million shares of Phillips 66 common stock issued from treasury stock. Phillips 66 Partners common unitholders received 0.50 shares of Phillips 66 common stock for each outstanding Phillips 66 Partners common unit. Phillips 66 Partners’ perpetual convertible preferred units were converted into common units at a premium to the original issuance price prior to being exchanged for Phillips 66 common stock. The merger was accounted for as an equity transaction. Upon closing, Phillips 66 Partners became a wholly owned subsidiary of Phillips 66 and its common units are no longer publicly traded.

Note 23—Restructuring

In April 2022, we announced that we are progressing a multi-year business transformation focused on enterprise-wide opportunities to improve our cost structure. For the three months ended March 31, 2023, we recorded restructuring costs totaling $35 million, primarily related to consulting fees. These costs are primarily recorded in the “Selling, general and administrative expenses” line item on our consolidated statement of income and are reported in our Corporate segment.

In addition, in the first quarter of 2023, we recorded restructuring costs of $12 million associated with the integration of DCP Midstream Class A Segment primarily related to severance. These costs are primarily recorded in the “Selling, general and administrative expenses” line item on our consolidated statement of income and are reported in our Midstream segment.

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

EXECUTIVE OVERVIEW AND BUSINESS ENVIRONMENT

Phillips 66 is a diversified energy company with Midstream, Chemicals, Refining, and Marketing and Specialties (M&S) operating segments. At March 31, 2023, we had total assets of $77 billion. Our common stock trades on the New York Stock Exchange under the symbol PSX.

Executive Overview
In the first quarter of 2023, we reported earnings of $2 billion and generated cash from operating activities of $1.2 billion. In addition, we had net borrowings of $1.3 billion. We used available cash to repurchase $800 million of common stock, pay dividends on our common stock of $486 million, and fund capital expenditures and investments of $378 million. We ended the first quarter of 2023 with $7 billion of cash and cash equivalents.

Business Transformation
We continue to progress our multi-year business transformation focused on enterprise-wide opportunities to improve our cost structure. In 2022, we started implementing initiatives designed to achieve a targeted sustainable run-rate cost reduction of at least $800 million and lower sustaining capital of at least $200 million per year by the end of 2023.

Midstream NGL Merger Transactions
As part of executing our NGL growth strategy to build a wellhead-to-market value chain, on August 17, 2022, we announced a realignment of our economic and governance interests in DCP Midstream, LP (DCP LP) and Gray Oak Pipeline, LLC (Gray Oak Pipeline) resulting from the merger of DCP Midstream, LLC (DCP Midstream) and Gray Oak Holdings LLC (Gray Oak Holdings). In connection with the merger, we were delegated DCP Midstream’s governance rights over DCP LP and its general partner entities, referred to as DCP Midstream Class A Segment, and acquired an economic interest in DCP LP of 43.3%. As a result of the governance rights granted to us, we began consolidating the financial results of DCP Midstream Class A Segment, DCP Sand Hills Pipeline, LLC (DCP Sand Hills) and DCP Southern Hills Pipeline, LLC (DCP Southern Hills) from the merger date forward.

To further advance our NGL growth strategy on January 5, 2023, we entered into a definitive agreement with DCP LP, its subsidiaries and its general partner entities, pursuant to which one of our wholly owned subsidiaries will merge with and into DCP LP, with DCP LP surviving as a Delaware limited partnership. Under the terms of the agreement, at the effective time of the merger, each publicly held common unit representing a limited partner interest in DCP LP (other than the common units owned by DCP Midstream and DCP Midstream GP, LP) issued and outstanding as of immediately prior to the effective time will be converted into the right to receive $41.75 per common unit in cash, without interest. The merger will increase our economic interest in DCP LP from 43.3% to 86.8%. The transaction is expected to close in the second quarter of 2023, subject to customary closing conditions.

Since August 17, 2022, we also have been taking steps to integrate the operations of DCP Midstream Class A Segment to enable the capture of commercial and operational synergies. On April 1, 2023, we achieved a significant integration milestone with the transition of DCP Midstream’s employees to Phillips 66.

See Note 3—DCP Midstream, LLC and Gray Oak Holdings LLC Merger, in the Notes to Consolidated Financial Statements, for additional information on the merger of DCP Midstream and Gray Oak Holdings and Note 21—DCP Midstream Class A Segment, in the Notes to Consolidated Financial Statements, for additional information on the common unit acquisition.

Business Environment
The Midstream segment includes our Transportation and NGL businesses. Our Transportation business contains fee-based operations not directly exposed to commodity price risk. Our NGL business, including DCP Midstream Class A Segment, DCP Sand Hills and DCP Southern Hills from August 18, 2022, forward, contains both fee-based operations and operations directly impacted by natural gas liquids (NGL), natural gas and condensate prices. During the first quarter of 2023, NGL and natural gas prices decreased, compared with the first quarter of 2022, due to warmer than usual weather, which negatively impacted heating demand.

The Chemicals segment consists of our 50% equity investment in Chevron Phillips Chemical Company LLC (CPChem). The chemicals and plastics industry is mainly a commodity-based industry where the margins for key products are based on supply and demand, as well as cost factors. During the first quarter of 2023, the benchmark high-density polyethylene chain margin decreased, compared with the first quarter of 2022, mainly due to excess polyethylene capacity and weaker demand.

Our Refining segment results are driven by several factors, including market crack spreads, refinery throughput, feedstock costs, product yields, turnaround activity, and other operating costs. The price of U.S. benchmark crude oil, West Texas Intermediate (WTI) at Cushing, Oklahoma, decreased to an average of $76.11 per barrel during the first quarter of 2023, compared with an average of $94.49 per barrel in the first quarter of 2022. Market crack spreads are used as indicators of refining margins and measure the difference between market prices for refined petroleum products and crude oil. Worldwide market crack spreads increased to an average of $30.59 per barrel during the first quarter of 2023, compared with an average of $21.93 per barrel in the first quarter of 2022. The increases in market crack spreads were primarily driven by improved demand for refined petroleum products, low refined product inventories and reduced crude oil prices.

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

RESULTS OF OPERATIONS

Unless otherwise indicated, discussion of results for the three months ended March 31, 2023, is based on a comparison with the corresponding period of 2022.

Basis of Presentation

Effective August 18, 2022, forward, in connection with the merger of DCP Midstream and Gray Oak Holdings we began consolidating the results of DCP Midstream Class A Segment, DCP Sand Hills and DCP Southern Hills. As a result of this transaction, we began presenting the results of DCP Midstream Class A Segment within the results of our NGL and Other business. Prior periods also have been updated to reflect the results of our equity investment in DCP Midstream prior to August 18, 2022, within the results of our NGL and Other business. See Note 3—DCP Midstream, LLC and Gray Oak Holdings LLC Merger, Note 4—Business Combinations, and Note 15—Fair Value Measurements, in the Notes to Consolidated Financial Statements, for additional information on the merger of DCP Midstream and Gray Oak Holdings.

Effective October 1, 2022, we changed the organizational structure of the internal financial information reviewed by our President and Chief Executive Officer, and determined this resulted in a change in the composition of our operating segments. As part of the realignment, we moved the results and net assets of our Merey Sweeny vacuum distillation and delayed coker units at our Sweeny Refinery and the isomerization unit at our Lake Charles Refinery from our Midstream segment to our Refining segment. Additionally, commissions charged to the Refining segment by the M&S segment related to sales of specialty products were eliminated and the costs of the sales organization were reclassified from the M&S segment to the Refining segment. Further, we are no longer presenting disaggregated business line results for our Chemicals and M&S segments to align with changes in our internal financial reporting. The segment realignment and business line reporting changes are presented for the three months ended March 31, 2023, with the prior periods recast for comparability.

Consolidated Results

A summary of income before income taxes by business segment with a reconciliation to net income attributable to Phillips 66 follows:

	Millions of Dollars
	Three Months Ended March 31
	2023	2022

Midstream	$702	212
Chemicals	198	396
Refining	1,608	173
Marketing and Specialties	426	296
Corporate and Other	(283)	(249)
Income before income taxes	2,651	828
Income tax expense	574	171
Net income	2,077	657
Less: net income attributable to noncontrolling interests	116	75
Net income attributable to Phillips 66	$1,961	582

Our net income attributable to Phillips 66 in the first quarter of 2023 was $2 billion, compared with $582 million in the first quarter of 2022. The increase in net income attributable to Phillips 66 was primarily due to improved realized refining margins, partially offset by higher income tax expense.

See the “Segment Results” section for additional information on our segment performance and Note 20—Income Taxes, in the Notes to Consolidated Financial Statements, for additional information on income taxes.

Statement of Income Analysis

Sales and other operating revenues for the first quarter of 2023 decreased 5%, and purchased crude oil and products decreased 12%. These decreases were mainly due to lower prices for refined petroleum products, crude oil and NGL.

Equity in earnings of affiliates decreased 11% in the first quarter of 2023. The decrease was primarily due to lower equity earnings from CPChem due to lower margins, as well as DCP Midstream, DCP Sand Hills, DCP Southern Hills and Gray Oak Pipeline due to the merger of DCP Midstream and Gray Oak Holdings in August 2022. Decreases in equity earnings from the above entities were partially offset by higher equity earnings from WRB Refining LP (WRB) due to improved realized refining margins. See Note 3—DCP Midstream, LLC and Gray Oak Holdings LLC Merger and the Chemicals segment analysis in the “Segment Results” section for additional information regarding CPChem.

Net gain on dispositions increased $33 million in the first quarter of 2023. The increase was primarily due to a before-tax gain of $36 million recognized in the first quarter of 2023 associated with the sale of the Belle Chasse Terminal.

We had other income of $48 million in the first quarter of 2023, compared with other loss of $143 million in the first quarter of 2022. The improvement was primarily driven by an unrealized loss on our investment in NOVONIX of $12 million in the first quarter of 2023, compared with an unrealized loss of $158 million in the first quarter of 2022, as well as higher interest income. See Note 8—Investments, Loans and Long-Term Receivables, in the Notes to Consolidated Financial Statements, for additional information regarding our investment in NOVONIX.

Operating expenses increased 18% first quarter of 2023. The increase was primarily due to consolidating DCP Midstream Class A Segment, DCP Sand Hills and DCP Southern Hills starting in August 2022, as well as higher turnaround and other maintenance expenses, partially offset by lower operating costs due to the sale of the Belle Chasse Terminal and lower employee-related costs.

Selling, general and administrative expenses increased 40% in the first quarter of 2023. The increase was primarily due to consolidating DCP Midstream Class A Segment, DCP Sand Hills and DCP Southern Hills starting in August 2022, as well as restructuring costs associated with our business transformation.

Depreciation and amortization increased 41% in the first quarter of 2023. The increase was primarily due to additional depreciation and amortization related to assets acquired as a result of consolidating DCP Midstream Class A Segment, DCP Southern Hills and DCP Sand Hills starting in August 2022.

Taxes other than income taxes increased 39% in the first quarter of 2023. The increase was primarily due to consolidating DCP Midstream Class A Segment, DCP Sand Hills and DCP Southern Hills starting in August 2022 and higher crude oil and refined petroleum product excise taxes.

Interest and debt expense increased 42% in the first quarter of 2023. The increase was primarily driven by higher average debt principal balances as a result of consolidating DCP Midstream Class A Segment, DCP Southern Hills and DCP Sand Hills starting in August 2022.

We had income tax expense of $574 million in the first quarter of 2023, compared with an income tax expense of $171 million in the first quarter of 2022. The fluctuation in income taxes between periods is primarily due to improved results. See Note 20—Income Taxes, in the Notes to Consolidated Financial Statements, for information regarding our effective income tax rates.

Net income attributable to noncontrolling interests increased 55% in the first quarter of 2023. The increase was primarily driven by consolidating DCP Midstream Class A Segment, DCP Sand Hills and DCP Southern Hills starting in August 2022. This merger resulted in us reflecting additional noncontrolling interests on our consolidated income statement for the interests in DCP LP owned by public common and preferred unitholders and the interest in DCP Midstream Class A Segment held by Enbridge Inc. The increase from the merger above was partially offset by a decrease due to the merger between us and Phillips 66 Partners that occurred in the first quarter of 2022. Upon closing of this merger transaction, Phillips 66 Partners became a wholly owned subsidiary of Phillips 66. See Note 3—DCP Midstream, LLC and Gray Oak Holdings LLC Merger and Note 22—Phillips 66 Partners LP, in the Notes to Consolidated Financial Statements, for additional information on these merger transactions.

Segment Results

Midstream

	Three Months Ended March 31
	2023	2022

	Millions of Dollars
Income (Loss) Before Income Taxes
Transportation	$306	278
NGL and Other	408	92
NOVONIX	(12)	(158)
Total Midstream	$702	212

	Thousands of Barrels Daily
Transportation Volumes
Pipelines*	3,039	3,099
Terminals	3,203	2,900
Operating Statistics
NGL fractionated**	660	452
NGL production***	421	400
* Pipelines represent the sum of volumes transported through each separately tariffed consolidated pipeline segment, excluding NGL pipelines.
** Includes 100% of DCP Midstream Class A Segment’s volumes from August 18, 2022, forward.
*** Includes 100% of DCP Midstream Class A Segment’s volumes.

Dollars Per Gallon
Market Indicator
Weighted-Average NGL Price*	$0.74	1.10
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

Results from our Midstream segment increased $490 million in the first quarter of 2023.

Results from our Transportation business increased $28 million in the first quarter of 2023. The increase was primarily due to a gain of $36 million from the sale of the Belle Chasse Terminal. Excluding the gain on sale, results were down slightly as lower equity earnings driven by a decrease in our indirect economic interest in Gray Oak Pipeline in connection with the merger of DCP Midstream and Gray Oak Holdings were mostly offset by the impact of higher volumes and lower operating costs.

Results from our NGL and Other business increased $316 million in the first quarter of 2023. The increase was primarily due to the consolidation of DCP Midstream Class A Segment, DCP Sand Hills and DCP Southern Hills from August 18, 2022 forward, improved hedging results for DCP Midstream’s Class A Segment, as well as higher Sweeny Hub and trading results.

The fair value of our investment in NOVONIX decreased by $12 million in the first quarter of 2023, compared with a decrease of $158 million in the first quarter of 2022.

In the Notes to Consolidated Financial Statements, see Note 8—Investments, Loans and Long-Term Receivables, for additional information on our investment in NOVONIX.

See the “Executive Overview and Business Environment” section for information on market factors impacting this quarter’s results.

Chemicals

	Three Months Ended March 31
	2023	2022

	Millions of Dollars

Income Before Income Taxes	$198	396

Millions of Pounds

CPChem Externally Marketed Sales Volumes*	5,706	6,239
* Represents 100% of CPChem’s outside sales of produced petrochemical products, as well as commission sales from equity affiliates.

Olefins and Polyolefins Capacity Utilization (percent)	94%	99

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

Results from the Chemicals segment decreased $198 million in the first quarter of 2023. The decrease was primarily due to lower margins driven by a decline in sales prices due to higher market supply.

See the “Executive Overview and Business Environment” section for information on market factors impacting CPChem’s results.

Refining

	Three Months Ended March 31
	2023	2022

	Millions of Dollars
Income (Loss) Before Income Taxes
Atlantic Basin/Europe	$142	152
Gulf Coast	705	41
Central Corridor	739	(135)
West Coast	22	115
Worldwide	$1,608	173

	Dollars Per Barrel
Income (Loss) Before Income Taxes
Atlantic Basin/Europe	$3.60	3.17
Gulf Coast	13.73	0.79
Central Corridor	28.42	(5.70)
West Coast	0.77	3.98
Worldwide	11.07	1.13

Realized Refining Margins*
Atlantic Basin/Europe	$16.13	11.71
Gulf Coast	21.28	8.59
Central Corridor	26.86	7.89
West Coast	16.53	17.74
Worldwide	20.72	10.83
* See the “Non-GAAP Reconciliations” section for a reconciliation of this non-GAAP measure to the most directly comparable measure under generally accepted accounting principles in the United States (GAAP), income (loss) before income taxes per barrel.

	Thousands of Barrels Daily
	Three Months Ended March 31
Operating Statistics	2023	2022
Refining operations*
Atlantic Basin/Europe
Crude oil capacity	537	537
Crude oil processed	443	503
Capacity utilization (percent)	82%	94
Refinery production	438	538
Gulf Coast
Crude oil capacity	529	529
Crude oil processed	519	497
Capacity utilization (percent)	98%	94
Refinery production	580	590
Central Corridor
Crude oil capacity	531	531
Crude oil processed	475	453
Capacity utilization (percent)	89%	85
Refinery production	494	474
West Coast
Crude oil capacity	319	364
Crude oil processed	281	294
Capacity utilization (percent)	88%	81
Refinery production	314	321
Worldwide
Crude oil capacity	1,916	1,961
Crude oil processed	1,718	1,747
Capacity utilization (percent)	90%	89
Refinery production	1,826	1,923
* Includes our share of equity affiliates.

The Refining segment refines crude oil and other feedstocks into petroleum products, such as gasoline, distillates and aviation fuels, as well as renewable fuels, at 12 refineries in the United States and Europe.

Results from our Refining segment increased $1,435 million in the first quarter of 2023, primarily due to higher realized refining margins driven by improved clean product differentials and market crack spreads, partially offset by lower volumes.

Our worldwide refining crude oil capacity utilization rate was 90% in the first quarter of 2023, compared with 89% in the first quarter of 2022. See the “Executive Overview and Business Environment” section for information on market factors impacting this quarter’s results.

Marketing and Specialties

	Three Months Ended March 31
	2023	2022

	Millions of Dollars

Income Before Income Taxes	$426	296

	Dollars Per Barrel
Income Before Income Taxes
U.S.	$1.79	1.13
International	4.93	0.92

Realized Marketing Fuel Margins*
U.S.	$2.30	1.59
International	6.45	2.30
* See the “Non-GAAP Reconciliations” section for a reconciliation of this non-GAAP measure to the most directly comparable GAAP measure, income before income taxes per barrel.

	Dollars Per Gallon
U.S. Average Wholesale Prices*
Gasoline	$2.81	3.05
Distillates	3.23	3.25
* On third-party branded petroleum product sales, excluding excise taxes.

	Thousands of Barrels Daily
Marketing Refined Petroleum Product Sales
Gasoline	1,111	1,129
Distillates	848	1,011
Other	19	17
	1,978	2,157

The M&S segment purchases for resale and markets refined petroleum products, such as gasoline, distillates and aviation fuels, as well as renewable fuels, mainly in the United States and Europe. In addition, this segment includes the manufacturing and marketing of base oils and lubricants.

Before-tax income from the M&S segment increased $130 million in the first quarter of 2023, primarily driven by higher realized marketing fuel margins, partially offset by lower results from trading activities.

See the “Executive Overview and Business Environment” section for information on marketing fuel margins and other market factors impacting this quarter’s results.

Corporate and Other

	Millions of Dollars
	Three Months Ended March 31
	2023	2022
Loss Before Income Taxes
Net interest expense	$(124)	(132)
Corporate overhead and other	(159)	(117)
Total Corporate and Other	$(283)	(249)

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

Net interest expense decreased $8 million, in the first quarter of 2023. The decrease was primarily driven by increased interest income, partially offset by higher interest expense as a result of consolidating DCP Midstream Class A Segment.

Corporate overhead and other costs increased $42 million in the first quarter of 2023. The increase was primarily due to restructuring costs associated with our business transformation, mainly related to consulting fees. See Note 23—Restructuring, in the Notes to Consolidated Financial Statements, for additional information regarding restructuring costs.

CAPITAL RESOURCES AND LIQUIDITY

Financial Indicators

	Millions of Dollars, Except as Indicated
	March 31 2023	December 31 2022

Cash and cash equivalents	$6,965	6,133
Short-term debt	825	529
Total debt	18,485	17,190
Total equity	34,916	34,106
Percent of total debt to capital*	35%	34
Percent of floating-rate debt to total debt	3%	—
* Capital includes total debt and total equity.

To meet our short- and long-term liquidity requirements, we use a variety of funding sources but rely primarily on cash generated from operating activities and debt financing. During the first three months of 2023, we generated $1.2 billion of cash from operations and had net borrowings of $1.3 billion. We used available cash primarily to repurchase $800 million of our common stock, pay dividends on our common stock of $486 million, and fund capital expenditures and investments of $378 million. During the first three months of 2023, cash and cash equivalents increased $832 million to $7 billion.

Significant Sources of Capital

Operating Activities
During the first three months of 2023, cash generated by operating activities was $1.2 billion, compared with $1.1 billion for the first three months of 2022. The increase was primarily due to improved earnings, partially offset by unfavorable working capital impacts and decreased distributions from equity affiliates.

Our short- and long-term operating cash flows are highly dependent upon refining and marketing margins, NGL prices and chemicals margins. Prices and margins in our industry can be volatile, and are driven by market conditions over which we have little or no control. Absent other mitigating factors, as these prices and margins fluctuate, we would expect a corresponding change in our operating cash flows.

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

Equity Affiliate Operating Distributions
Our operating cash flows are also impacted by distribution decisions made by our equity affiliates, including CPChem. During the first three months of 2023, cash from operations included aggregate distributions of $369 million from our equity affiliates. During the same period of 2022, cash from operations included aggregate distributions of $585 million, including $299 million from CPChem. We cannot control the amount of future dividends from equity affiliates; therefore, future dividend payments by these equity affiliates are not assured.

Senior Note Issuances
On March 29, 2023, Phillips 66 Company, a wholly owned subsidiary of Phillips 66, issued $1.25 billion aggregate principal amount of senior unsecured notes consisting of:

•$750 million aggregate principal amount of 4.950% Senior Notes due December 2027 (2027 Notes).
•$500 million aggregate principal amount of 5.300% Senior Notes due June 2033 (2033 Notes).

The 2027 Notes and 2033 Notes (collectively, the Notes) are fully and unconditionally guaranteed by Phillips 66. Interest on the 2027 Notes is payable semi-annually on June 1 and December 1 of each year, commencing on December 1, 2023. Interest on the 2033 Notes is payable semi-annually on June 30 and December 30 of each year, commencing on December 30, 2023.

The Notes are required to be redeemed at a price equal to 101% of the principal amount, plus accrued and unpaid interest, at the earliest occurrence of any of the following events: the DCP LP public common unit acquisition is not completed on or prior to December 31, 2023; the agreement to acquire the DCP LP public common units is terminated; or we notify the trustee of the notes in writing that the DCP LP public common unit acquisition will not be consummated on or prior to December 31, 2023. See Note 21—DCP Midstream Class A Segment, for additional information regarding the definitive agreement we executed on January 5, 2023, to acquire an incremental interest in DCP LP.

Term Loan Agreement
On March 27, 2023 (the Closing Date), Phillips 66 Company, a wholly owned subsidiary of Phillips 66, entered into a $1.5 billion delayed draw term loan agreement guaranteed by Phillips 66 (the Term Loan Agreement). The Term Loan Agreement provides for a single borrowing (the date of such borrowing, the Funding Date) during a 90-day period commencing on the Closing Date, contingent upon us completing the DCP LP public common unit acquisition, and matures on the third anniversary of the Funding Date. The Term Loan Agreement contains customary covenants similar to those contained in our revolving credit agreement, including a maximum consolidated net debt-to-capitalization ratio of 65% as of the last day of each fiscal quarter. The Term Loan Agreement has customary events of default, such as nonpayment of principal when due; nonpayment of interest, fees or other amounts after grace periods; and violation of covenants. We may at any time prepay outstanding borrowings under the Term Loan Agreement, in whole or in part, without premium or penalty. Outstanding borrowings under the Term Loan Agreement will bear interest at either: (a) Adjusted Term SOFR in effect from time to time plus the applicable margin; or (b) the reference rate plus the applicable margin, as defined in the Term Loan Agreement. As of March 31, 2023, no borrowings are outstanding under the Term Loan Agreement. See Note 21—DCP Midstream Class A Segment, for additional information regarding the definitive agreement we executed on January 5, 2023, to acquire an incremental interest in DCP LP.

Credit Facilities and Commercial Paper

Phillips 66 and Phillips 66 Company
On June 23, 2022, we entered into a $5 billion revolving credit facility with Phillips 66 Company as the borrower and Phillips 66 as the guarantor. At both March 31, 2023, and December 31, 2022, no amount had been drawn under the $5 billion revolving credit facility or $5 billion uncommitted commercial paper program.

DCP Midstream Class A Segment
At March 31, 2023, DCP LP had $225 million of borrowings outstanding under its $1.4 billion credit facility and $2 million of letters of credit had been issued that supported the credit facility. At December 31, 2022, DCP LP had no borrowings outstanding under its $1.4 billion credit facility, and $10 million in letters of credit had been issued that are supported by the credit facility.

As of March 31, 2023, and December 31, 2022, $350 million and $40 million of borrowings, respectively, were outstanding under DCP LP’s accounts receivable securitization facility, which are secured by its accounts receivable at DCP Receivables LLC.

Total Committed Capacity Available
At March 31, 2023, and December 31, 2022, we had approximately $6.2 billion and $6.7 billion, respectively, of total committed capacity available under the credit facilities described above.

Off-Balance Sheet Arrangements

Lease Residual Value Guarantees
Under the operating lease agreement for our headquarters facility in Houston, Texas, we have the option, at the end of the lease term in September 2025, to request to renew the lease, purchase the facility or assist the lessor in marketing it for resale. We have a residual value guarantee associated with the operating lease agreement with a maximum potential future exposure of $514 million at March 31, 2023. We also have residual value guarantees associated with railcar, truck and airplane leases with maximum potential future exposures totaling $164 million. These leases have remaining terms of five to ten years.

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

In February 2022, the U.S. Supreme Court (the Court) denied Dakota Access’ writ of certiorari requesting the Court to review the lower court’s decision to order the EIS and vacate the easement. Therefore, the requirement to prepare the EIS stands. Also in February 2022, the Tribe withdrew as a cooperating agency, causing the USACE to halt the EIS process while the USACE engaged with the Tribe on their reasons for withdrawing. The draft EIS process resumed in August of 2022, and release is expected in the second quarter of 2023.

Dakota Access and ETCO have guaranteed repayment of senior unsecured notes issued by a wholly owned subsidiary of Dakota Access in March 2019. On April 1, 2022, Dakota Access’ wholly owned subsidiary repaid $650 million aggregate principal amount of its outstanding senior notes upon maturity. We funded our 25% share, or $163 million, with a capital contribution of $89 million in March 2022 and $74 million of distributions we elected not to receive from Dakota Access in the first quarter of 2022. At March 31, 2023, the aggregate principal amount outstanding of Dakota Access’ senior unsecured notes was $1.85 billion.

In conjunction with the notes offering, Phillips 66 Partners, now a wholly owned subsidiary of Phillips 66, and its co-venturers in Dakota Access also provided a Contingent Equity Contribution Undertaking (CECU). Under the CECU, the co-venturers may be severally required to make proportionate equity contributions to Dakota Access if there is an unfavorable final judgment in the above-mentioned ongoing litigation. At March 31, 2023, our 25% share of the maximum potential equity contributions under the CECU was approximately $467 million.

If the pipeline is required to cease operations, and should Dakota Access and ETCO not have sufficient funds to pay ongoing expenses, we could be required to support our 25% share of the ongoing expenses, including scheduled interest payments on the notes of approximately $20 million annually, in addition to the potential obligations under the CECU at March 31, 2023.

See Note 12—Guarantees, in the Notes to Consolidated Financial Statements, for additional information on our guarantees.

Capital Requirements

Capital Expenditures and Investments
For information about our capital expenditures and investments, see the “Capital Spending” section below.

Debt Financing
Our debt balance at March 31, 2023, and December 31, 2022, was $18.5 billion and $17.2 billion, respectively. Our total debt-to-capital ratio was 35% and 34% at March 31, 2023, and December 31, 2022, respectively.

On March 15, 2023, DCP LP repaid its 3.875% senior unsecured notes due March 2023 with an aggregate principal amount of $500 million using borrowings under its revolving credit and accounts receivable securitization facilities.

On April 19, 2023, DCP LP announced its intent to redeem its 5.850% junior subordinated notes due May 2043 with an aggregate principal amount outstanding of $550 million on or about May 21, 2023. DCP LP expects to use borrowings under its revolving credit and accounts receivable securitization facilities.

DCP LP Public Common Unit Acquisition
On January 5, 2023, we entered into a definitive agreement with DCP LP, its subsidiaries and its general partner entities, pursuant to which one of our wholly owned subsidiaries will merge with and into DCP LP, with DCP LP surviving as a Delaware limited partnership. Under the terms of the agreement, at the effective time of the merger, each publicly held common unit representing a limited partner interest in DCP LP (other than the common units owned by DCP Midstream and DCP Midstream GP, LP) issued and outstanding as of immediately prior to the effective time will be converted into the right to receive $41.75 per common unit in cash, without interest. The merger will increase our economic interest in DCP LP from 43.3% to 86.8%. The transaction is expected to close in the second quarter of 2023, subject to customary closing conditions.

If the merger is successfully completed, we will pay approximately $3.8 billion in cash consideration, which we expect to fund through a combination of cash generated from operating activities, proceeds from the offering of the Notes and borrowings under the Term Loan Agreement.

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

See Note 3—DCP Midstream, LLC and Gray Oak Holdings LLC Merger and Note 21—DCP Midstream Class A Segment, in the Notes to the Consolidated Financial Statements, for additional information on the merger of DCP Midstream and Gray Oak Holdings.

DCP LP Cash Distributions to Unitholders
DCP LP’s partnership agreement requires that, within 45 days after the end of each quarter, DCP LP distributes all available cash. During the first quarter of 2023, DCP LP made cash distributions of $51 million to common unitholders other than Phillips 66, $3 million to Series B preferred unitholders and $2 million to Series C preferred unitholders. See Note 21—DCP Midstream Class A Segment, in the Notes to the Consolidated Financial Statements, for additional information.

On April 19, 2023, the board of directors of DCP Midstream GP, LLC, declared a quarterly distribution on DCP LP’s common units of $0.43 per common unit and a quarterly distribution on DCP LP’s Series B and Series C Preferred Units of $0.4922 and $0.4969 per unit, respectively. The distribution on the common units will be paid on May 15, 2023, to unitholders of record on May 1, 2023. The Series B distribution will be paid on June 15, 2023, to unitholders of record on June 1, 2023. The Series C distribution will be paid on July 17, 2023, to unitholders of record on July 3, 2023.

Pending Acquisition
On April 10, 2023, we entered into an agreement to acquire certain marketing assets on the U.S. West Coast for cash consideration of approximately $260 million plus an adjustment for net working capital that will be determined at closing. The transaction is expected to close in the second or early third quarter of 2023, subject to regulatory approval and completion of other customary closing conditions.

Dividends
On February 8, 2023, our Board of Directors declared a quarterly cash dividend of $1.05 per common share, representing an 8% increase from the prior quarter. The dividend was paid on March 1, 2023, to holders of record at the close of business on February 21, 2023.

Share Repurchases
Since July 2012, our board of directors has authorized an aggregate of $20 billion of repurchases of our outstanding common stock. The authorizations do not have expiration dates. Future share repurchases are expected to be funded primarily through available cash. We are not obligated to repurchase any shares of common stock pursuant to these authorizations and may commence, suspend or terminate repurchases at any time. For the three months ended March 31, 2023, we repurchased 7.9 million shares at an aggregate cost of approximately $807 million. Since the inception of our share repurchase program in 2012, we have repurchased 183.8 million shares at an aggregate cost of $14.8 billion. Shares of stock repurchased are held as treasury shares.

Capital Spending

	Millions of Dollars
	Three Months Ended March 31
	2023	2022
Capital Expenditures and Investments
Midstream*	$124	163
Chemicals	—	—
Refining	227	172
Marketing and Specialties	11	11
Corporate and Other	16	24
Total Capital Expenditures and Investments	$378	370

Selected Equity Affiliates**
CPChem	142	113
WRB	45	42
	$187	155
* Includes 100% of DCP Midstream Class A Segment, DCP Sand Hills and DCP Southern Hills capital expenditures and investments from August 18, 2022, forward, net of acquired cash.
** Our share of joint ventures’ capital spending.

Midstream
During the first three months of 2023, capital spending in our Midstream segment, including DCP LP, was primarily driven by expansion of gathering systems in the DJ Basin and Permian Basin, other return projects, as well as reliability and maintenance projects.

Chemicals
During the first three months of 2023, on a 100% basis, CPChem’s capital expenditures and investments were $283 million. The capital spending was primarily for the development of petrochemical projects on the U.S. Gulf Coast and in the Middle East, as well as sustaining, debottlenecking and optimization projects on existing assets. CPChem’s capital program was self-funded, and we expect CPChem to continue self-funding its capital program for the remainder of 2023.

Refining
Capital spending for the Refining segment during the first three months of 2023 was primarily for refinery upgrade projects to enhance the yield of high-value products, produce renewable diesel, improve operating integrity of key processing units, and safety-related projects.

Major capital activities included:

•Installation of facilities to improve product value at the Lake Charles refinery.

•Engineering of facilities, procurement of long-lead items and construction to produce biofuels at the San Francisco refinery.

•Installation of facilities to improve product value at the jointly owned Borger refinery.

Marketing and Specialties
Capital spending for the M&S segment during the first three months of 2023 was primarily for the continued development and enhancement of retail sites in Europe.

Corporate and Other
Capital spending for Corporate and Other during the first three months of 2023 was primarily for information technology.

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

Environmental
Like other companies in our industry, we are subject to numerous international, federal, state and local environmental laws and regulations. For a discussion of the most significant international and federal environmental laws and regulations to which we are subject, see the “Environmental” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2022 Annual Report on Form 10-K.

We are required to purchase RINs in the open market to satisfy the portion of our obligation under the Renewable Fuel Standard (RFS) that is not fulfilled by blending renewable fuels into the motor fuels we produce. For the three months ended March 31, 2023 and 2022, we incurred expenses of $238 million and $152 million, respectively, associated with our obligation to purchase RINs in the open market to comply with the RFS for our wholly owned refineries. These expenses are included in the “Purchased crude oil and products” line item on our consolidated statement of income. Our jointly owned refineries also incurred expenses associated with the purchase of RINs in the open market, of which our share was $114 million and $85 million for the three months ended March 31, 2023 and 2022, respectively. These expenses are included in the “Equity in earnings of affiliates” line item on our consolidated statement of income. The amount of these expenses and fluctuations between periods is primarily driven by the market price of RINs, refinery production, blending activities and renewable volume obligation requirements.

We occasionally receive requests for information or notices of potential liability from the EPA and state environmental agencies alleging that we are a potentially responsible party under the Federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or an equivalent state statute. On occasion, we also have been made a party to cost recovery litigation by those agencies or by private parties. These requests, notices and lawsuits assert potential liability for remediation costs at various sites that typically are not owned by us, but allegedly contain wastes attributable to our past operations. At March 31, 2023 and December 31, 2022, we had been notified of potential liability under CERCLA and comparable state laws at 22 sites within the United States.

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

For examples of legislation and regulation or precursors for possible regulation that do or could affect our operations, see the “Climate Change” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2022 Annual Report on Form 10-K.

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

GUARANTOR FINANCIAL INFORMATION

We have various cross guarantees between Phillips 66 and its wholly owned subsidiary Phillips 66 Company (together, the Obligor Group) with respect to publicly held debt securities. Phillips 66 conducts substantially all of its operations through subsidiaries, including Phillips 66 Company, and those subsidiaries generate substantially all of its operating income and cash flow. Phillips 66 has fully and unconditionally guaranteed the payment obligations of Phillips 66 Company with respect to its publicly held debt securities. In addition, Phillips 66 Company has fully and unconditionally guaranteed the payment obligations of Phillips 66 with respect to its publicly held debt securities. All guarantees are full and unconditional. At March 31, 2023, $13.3 billion of senior unsecured notes outstanding has been guaranteed by the Obligor Group.

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

The summarized results of operations for the three months ended March 31, 2023, and the summarized financial position at March 31, 2023, and December 31, 2022, for the Obligor Group on a combined basis were:

Summarized Combined Statement of Income	Millions of Dollars
Three Months Ended March 31, 2023
Sales and other operating revenues	$24,824
Revenues and other income—non-guarantor subsidiaries	1,403
Purchased crude oil and products—third parties	14,695
Purchased crude oil and products—related parties	3,671
Purchased crude oil and products—non-guarantor subsidiaries	4,778
Income before income taxes	1,505
Net income	1,191

Summarized Combined Balance Sheet	Millions of Dollars
	March 31 2023	December 31 2022
Accounts and notes receivable—third parties	$4,270	5,485
Accounts and notes receivable—related parties	1,094	1,376
Due from non-guarantor subsidiaries, current	936	741
Total current assets	15,952	15,566
Investments and long-term receivables	10,840	10,433
Net properties, plants and equipment	11,675	11,652
Goodwill	1,047	1,047
Due from non-guarantor subsidiaries, noncurrent	2,092	2,163
Other assets associated with non-guarantor subsidiaries	1,970	2,144
Total noncurrent assets	29,354	29,209
Total assets	45,306	44,775

Due to non-guarantor subsidiaries, current	$2,284	2,297
Total current liabilities	11,001	11,148
Long-term debt	12,494	12,060
Due to non-guarantor subsidiaries, noncurrent	7,318	7,088
Total noncurrent liabilities	25,994	25,223
Total liabilities	36,995	36,371
Total equity	8,311	8,404
Total liabilities and equity	45,306	44,775

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

	Millions of Dollars, Except as Indicated
Realized Refining Margins	Atlantic Basin/ Europe	Gulf Coast	Central Corridor	West Coast	Worldwide

Three Months Ended March 31, 2023
Income before income taxes	$142	705	739	22	1,608
Plus:
Taxes other than income taxes	22	33	25	33	113
Depreciation, amortization and impairments	50	60	38	54	202
Selling, general and administrative expenses	10	4	21	10	45
Operating expenses	365	286	166	350	1,167
Equity in (earnings) losses of affiliates	2	(1)	(200)	—	(199)
Other segment (income) expense, net	20	5	(1)	1	25
Proportional share of refining gross margins contributed by equity affiliates	26	—	402	—	428
Realized refining margins	$637	1,092	1,190	470	3,389

Total processed inputs (thousands of barrels)	39,472	51,349	26,004	28,416	145,241
Adjusted total processed inputs (thousands of barrels)*	39,472	51,349	44,315	28,416	163,552

Income before income taxes per barrel (dollars per barrel)**	$3.60	13.73	28.42	0.77	11.07
Realized refining margins (dollars per barrel)***	16.13	21.28	26.86	16.53	20.72

Three Months Ended March 31, 2022
Income (loss) before income taxes	$152	41	(135)	115	173
Plus:
Taxes other than income taxes	19	27	18	24	88
Depreciation, amortization and impairments	52	56	35	60	203
Selling, general and administrative expenses	6	4	13	7	30
Operating expenses	296	317	184	306	1,103
Equity in losses of affiliates	3	2	16	—	21
Other segment (income) expense, net	12	—	(4)	1	9
Proportional share of refining gross margins contributed by equity affiliates	23	—	205	—	228
Realized refining margins	$563	447	332	513	1,855

Total processed inputs (thousands of barrels)	48,015	52,151	23,691	28,877	152,734
Adjusted total processed inputs (thousands of barrels)*	48,015	52,151	42,267	28,877	171,310

Income (loss) before income taxes per barrel (dollars per barrel)**	$3.17	0.79	(5.70)	3.98	1.13
Realized refining margins (dollars per barrel)***	11.71	8.59	7.89	17.74	10.83
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

	Millions of Dollars, Except as Indicated
	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
	U.S.	International	U.S.	International
Realized Marketing Fuel Margins
Income before income taxes	$273	125	191	23
Plus:
Depreciation and amortization	3	18	3	18
Selling, general and administrative expenses	181	62	182	63
Equity in earnings of affiliates	(3)	(22)	(7)	(26)
Other operating revenues*	(108)	(13)	(107)	(12)
Other expense, net	5	6	6	4
Marketing margins	351	176	268	70
Less: margin for nonfuel related sales	—	12	—	13
Realized marketing fuel margins	$351	164	268	57

Total fuel sales volumes (thousands of barrels)	152,662	25,380	169,196	24,926

Income before income taxes per barrel (dollars per barrel)	$1.79	4.93	1.13	0.92
Realized marketing fuel margins (dollars per barrel)**	2.30	6.45	1.59	2.30
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
•Domestic and international economic and political developments including armed hostilities, such as the Russia-Ukraine war, instability in the financial services and banking sector, excess inflation, expropriation of assets and changes in fiscal policy.
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
•The factors generally described in Item 1A.—Risk Factors in our 2022 Annual Report on Form 10-K.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our commodity price risk and interest rate risk at March 31, 2023, did not differ materially from the risks disclosed under Item 7A of our 2022 Annual Report on Form 10-K.

Item 4.   CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported within the time periods specified in U.S. Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. As of March 31, 2023, with the participation of management, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer carried out an evaluation, pursuant to Rule 13a-15(b) of the Act, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of March 31, 2023.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, in the quarterly period ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

From time to time, we may be involved in litigation and claims arising out of our operations in the normal course of business. Additionally, we have elected a $300,000 threshold to disclose certain proceedings arising under federal, state or local environmental laws when a governmental authority is a party to the proceedings. During the first quarter of 2023, one such new matter arose and no material developments occurred with respect to matters previously reported but still unresolved. We do not currently believe that the eventual outcome of any matters previously reported but still unresolved, individually or in the aggregate, could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Further, our U.S. refineries are implementing two separate consent decrees, regarding alleged violations of the Federal Clean Air Act, with the EPA, five states and one local air pollution agency. Some of the requirements and limitations contained in the decrees provide for stipulated penalties for violations. Stipulated penalties under the decrees are not automatic, but must be requested by one of the agency signatories. As part of periodic reports under the decrees or other reports required by permits or regulations, we occasionally report matters that could be subject to a request for stipulated penalties. If a specific request for stipulated penalties meeting the reporting threshold set forth in U.S. Securities and Exchange Commission (SEC) rules is made pursuant to these decrees based on a given reported exceedance, we will separately report that matter and the amount of the proposed penalty. We did receive such a request in the first quarter of 2023, which is described in the new matter below.

New Matter
Following preliminary discussions, we expect to receive a final demand for alleged stipulated penalties arising from self-reported Clean Air Act violations at our Alliance, Borger, Sweeny and Wood River refineries. The proposed penalties exceed $500,000 and would be pursued pursuant to the consent decree referenced above and a related Wood River Refinery consent decree.

See Note 13—Contingencies and Commitments, in the Notes to Consolidated Financial Statements, for additional information.

Item 1A.   RISK FACTORS

Except as set forth below, there have been no material changes from the risk factors disclosed in Item 1A of our 2022 Annual Report on Form 10-K.

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

Actions of federal, state, local and international governments through legislation or regulation, executive order, permit or other review of infrastructure or facility development, and commercial restrictions could delay projects, increase costs, limit development, or otherwise reduce our profitability both in the United States and abroad. Any such actions may affect many aspects of our operations, including:

•Establishing maximum margins that can be earned on sales of motor fuels or imposing financial penalties on profits earned above any established maximum margins.

•Limiting or prohibiting our ability to undertake turnaround or other maintenance activities at our refineries.

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

For example, in March 2023, the California legislature adopted Senate Bill No. 2 (such statute, together with any regulations contemplated or issued thereunder, SBx 1-2), which, among other things, (i) authorizes the establishment of a maximum gross gasoline refining margin (maximum margin) and the imposition of a financial penalty for profits above the maximum margin, (ii) significantly expands reporting obligations relating to the maintenance and business of our California refineries, which includes reporting requirements to the California Energy Commission (CEC) for all participants in the petroleum industry supply chain in California, (iii) creates the Division of Petroleum Market Oversight within the CEC to analyze the data provided under SBx 1-2, and (iv) authorizes the CEC to regulate the timing and other aspects of refinery turnaround and other maintenance activities in certain instances. While the provisions of SBx 1-2 are expected to become effective June 26, 2023, and the CEC has not yet undertaken rulemaking with respect to SBx 1-2, the potential implementation of a financial penalty or any restrictions or delays on our ability to undertake turnaround or other maintenance activities creates uncertainty due to the potential adverse effects on our refining, marketing and midstream operations in California, which may be material to our results of operations, financial condition, profitability and cash flows.

We anticipate that other jurisdictions may contemplate similarly focused legislation or actions. The ultimate timing and impacts of SBx 1-2 and any other similarly focused legislation or actions are subject to considerable uncertainty due to a number of factors, including technological and economic feasibility, legal challenges, and potential changes in law, regulation, or policy, and it is not currently possible to predict the ultimate effects of these matters and developments, but they may be significant. For example, adverse effects on the financial performance of our operations in the state of California or the useful lives of the assets related to such operations may result in the recognition of material asset impairment charges and asset retirement obligations.

Furthermore, the U.S. government can prevent or restrict us from doing business in foreign countries and from doing business with entities affiliated with foreign governments, which can include state oil companies and U.S. subsidiaries of those companies. The Office of Foreign Assets Control (OFAC) of the U.S. Department of the Treasury administers and enforces economic and trade sanctions based on U.S. foreign policy and national security matters. The effect of any such OFAC sanctions could disrupt transactions with or operations involving entities affiliated with sanctioned countries, and could limit our ability to obtain optimum crude slates and other refinery feedstocks and effectively distribute refined petroleum products.

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

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

				Millions of Dollars
Period	Total Number of Shares Purchased*	Average Price Paid per Share**	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs***	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2023	2,318,765	$105.43	2,318,765	$5,730
February 1-28, 2023	2,440,300	103.12	2,440,300	5,478
March 1-31, 2023	3,115,136	99.80	3,115,136	5,167
Total	7,874,201	$102.48	7,874,201
* Includes repurchase of shares of common stock from company employees in connection with the company’s broad-based employee incentive plans, when applicable.
** Average price paid per share includes excise tax.
*** Since July 2012, our Board of Directors has authorized an aggregate of $20 billion of repurchases of our outstanding common stock. Repurchases pursuant to the current authorizations do not have an expiration date. The share repurchases are expected to be funded primarily through available cash. We are not obligated to repurchase any shares of common stock pursuant to these authorizations and may commence, suspend or terminate repurchases at any time. Shares of stock repurchased are held as treasury shares.

Item 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.

4.1	Form of the terms of the 2027 Notes, including the form of the 2027 Note.	8-K	4.2	03/29/2023	001-35349

4.2	Form of the terms of the 2033 Notes, including the form of the 2033 Note.	8-K	4.3	03/29/2023	001-35349

10.1	Credit Agreement dated as of March 27, 2023, among Phillips 66 Company, Phillips 66, as guarantor, the lenders party thereto, and Mizuho Bank, Ltd., as administrative agent.	8-K	10.1	03/29/2023	001-35349

10.2*	Form of Stock Option Award Agreement under the 2022 Omnibus Stock and Performance Incentive Plan of Phillips 66.**

10.3*	Form of Restricted Stock or Restricted Stock Unit Award Agreement under the 2022 Omnibus Stock and Performance Incentive Plan of Phillips 66.**

10.4*	Form of Performance Share Unit Award Agreement under the 2022 Omnibus Stock and Performance Incentive Plan of Phillips 66.**

10.5*	Letter Agreement with Vanessa L. Allen Sutherland, dated October 9, 2021.**

22*	List of Guarantor Subsidiaries.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32*	Certifications pursuant to 18 U.S.C. Section 1350.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Schema Document.

101.CAL*	Inline XBRL Calculation Linkbase Document.

101.LAB*	Inline XBRL Labels Linkbase Document.

101.PRE*	Inline XBRL Presentation Linkbase Document.

101.DEF*	Inline XBRL Definition Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

Date: May 4, 2023