Form 10-Q
period 2023-06-30
Phillips 66
filed 2023-08-04
CIK 1534701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	001-35349

Phillips 66
(Exact name of registrant as specified in its charter)

Delaware	45-3779385
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The registrant had 445,287,928 shares of common stock, $0.01 par value, outstanding as of June 30, 2023.

PHILLIPS 66

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Consolidated Statement of Income	Phillips 66

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
Revenues and Other Income
Sales and other operating revenues	$35,090	48,577	69,486	84,756
Equity in earnings of affiliates	563	917	1,174	1,602
Net gain (loss) on dispositions	(12)	—	22	1
Other income (loss)	99	(185)	147	(328)
Total Revenues and Other Income	35,740	49,309	70,829	86,031

Costs and Expenses
Purchased crude oil and products	30,571	42,645	59,912	76,140
Operating expenses	1,384	1,431	2,962	2,771
Selling, general and administrative expenses	593	488	1,198	921
Depreciation and amortization	495	359	971	697
Impairments	4	2	12	2
Taxes other than income taxes	174	118	381	267
Accretion on discounted liabilities	7	6	13	12
Interest and debt expense	266	133	458	268
Foreign currency transaction losses	2	21	27	19
Total Costs and Expenses	33,496	45,203	65,934	81,097
Income before income taxes	2,244	4,106	4,895	4,934
Income tax expense	510	924	1,084	1,095
Net Income	1,734	3,182	3,811	3,839
Less: net income attributable to noncontrolling interests	37	15	153	90
Net Income Attributable to Phillips 66	$1,697	3,167	3,658	3,749

Net Income Attributable to Phillips 66 Per Share of Common Stock (dollars)
Basic	$3.73	6.55	7.95	8.03
Diluted	3.72	6.53	7.92	8.00

Weighted-Average Common Shares Outstanding (thousands)
Basic	454,450	483,088	459,602	466,286
Diluted	456,168	485,035	461,906	468,338
See Notes to Consolidated Financial Statements.

Consolidated Statement of Comprehensive Income	Phillips 66

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022

Net Income	$1,734	3,182	3,811	3,839
Other comprehensive income (loss)
Defined benefit plans
Net actuarial loss arising during the period	—	(13)	—	(13)
Amortization of net actuarial loss, prior service credit and settlements	5	40	15	51
Plans sponsored by equity affiliates	—	1	3	6
Income taxes on defined benefit plans	(1)	(5)	(4)	(8)
Defined benefit plans, net of income taxes	4	23	14	36
Foreign currency translation adjustments	98	(245)	174	(327)
Income taxes on foreign currency translation adjustments	(1)	3	—	3
Foreign currency translation adjustments, net of income taxes	97	(242)	174	(324)
Income taxes on hedging activities	—	—	—	—
Hedging activities, net of income taxes	—	—	—	—
Other Comprehensive Income (Loss), Net of Income Taxes	101	(219)	188	(288)
Comprehensive Income	1,835	2,963	3,999	3,551
Less: comprehensive income attributable to noncontrolling interests	37	15	153	90
Comprehensive Income Attributable to Phillips 66	$1,798	2,948	3,846	3,461
See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet	Phillips 66

	Millions of Dollars
	June 30 2023	December 31 2022
Assets
Cash and cash equivalents	$3,029	6,133
Accounts and notes receivable (net of allowances of $68 million in 2023 and $67 million in 2022)	8,234	9,497
Accounts and notes receivable—related parties	1,224	1,488
Inventories	6,380	3,276
Prepaid expenses and other current assets	1,031	1,528
Total Current Assets	19,898	21,922
Investments and long-term receivables	15,532	14,950
Net properties, plants and equipment	35,232	35,163
Goodwill	1,486	1,486
Intangibles	786	831
Other assets	1,952	2,090
Total Assets	$74,886	76,442

Liabilities
Accounts payable	$9,722	10,748
Accounts payable—related parties	714	575
Short-term debt	832	529
Accrued income and other taxes	1,181	1,397
Employee benefit obligations	557	764
Other accruals	1,965	1,876
Total Current Liabilities	14,971	15,889
Long-term debt	19,034	16,661
Asset retirement obligations and accrued environmental costs	876	879
Deferred income taxes	6,819	6,671
Employee benefit obligations	924	937
Other liabilities and deferred credits	1,202	1,299
Total Liabilities	43,826	42,336

Equity
Common stock (2,500,000,000 shares authorized at $0.01 par value) Issued (2023—653,361,255 shares; 2022—652,373,645 shares)
Par value	7	7
Capital in excess of par	19,463	19,791
Treasury stock (at cost: 2023—208,073,327 shares; 2022—186,529,667 shares)	(17,422)	(15,276)
Retained earnings	28,122	25,432
Accumulated other comprehensive loss	(272)	(460)
Total Stockholders’ Equity	29,898	29,494
Noncontrolling interests	1,162	4,612
Total Equity	31,060	34,106
Total Liabilities and Equity	$74,886	76,442
See Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows	Phillips 66

	Millions of Dollars
	Six Months Ended June 30
	2023	2022
Cash Flows From Operating Activities
Net income	$3,811	3,839
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	971	697
Impairments	12	2
Accretion on discounted liabilities	13	12
Deferred income taxes	265	290
Undistributed equity earnings	(566)	(490)
Loss on early redemption of debt	53	—
Net gain on dispositions	(22)	(1)
Unrealized investment loss	26	390
Other	(101)	120
Working capital adjustments
Accounts and notes receivable	1,548	(5,634)
Inventories	(2,939)	(1,265)
Prepaid expenses and other current assets	372	(1,030)
Accounts payable	(923)	5,285
Taxes and other accruals	(366)	704
Net Cash Provided by Operating Activities	2,154	2,919

Cash Flows From Investing Activities
Capital expenditures and investments	(929)	(746)
Return of investments in equity affiliates	119	48
Proceeds from asset dispositions	90	2
Advances/loans—related parties	—	(75)
Collection of advances/loans—related parties	—	101
Other	23	(49)
Net Cash Used in Investing Activities	(697)	(719)

Cash Flows From Financing Activities
Issuance of debt	5,047	—
Repayment of debt	(2,459)	(1,481)
Issuance of common stock	12	67
Repurchase of common stock	(2,109)	(66)
Dividends paid on common stock	(960)	(871)
Distributions to noncontrolling interests	(125)	(101)
Repurchase of noncontrolling interests	(3,957)	—
Other	(59)	(37)
Net Cash Used in Financing Activities	(4,610)	(2,489)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	49	(49)

Net Change in Cash and Cash Equivalents	(3,104)	(338)
Cash and cash equivalents at beginning of period	6,133	3,147
Cash and Cash Equivalents at End of Period	$3,029	2,809
See Notes to Consolidated Financial Statements.

Consolidated Statement of Changes in Equity	Phillips 66

	Millions of Dollars
	Three Months Ended June 30
	Attributable to Phillips 66
	Common Stock
	Par Value	Capital in Excess of Par	Treasury Stock	Retained Earnings	Accum. Other Comprehensive Loss	Noncontrolling Interests	Total

March 31, 2023	$7	19,795	(16,083)	26,903	(373)	4,667	34,916
Net income	—	—	—	1,697	—	37	1,734
Other comprehensive income	—	—	—	—	101	—	101
Dividends paid on common stock ($1.05 per share)	—	—	—	(474)	—	—	(474)
Repurchase of common stock	—	—	(1,339)	—	—	—	(1,339)
Benefit plan activity	—	46	—	(4)	—	4	46
Distributions to noncontrolling interests	—	—	—	—	—	(67)	(67)
Acquisition of noncontrolling interests in DCP Midstream, LP	—	(378)	—	—	—	(3,479)	(3,857)
June 30, 2023	$7	19,463	(17,422)	28,122	(272)	1,162	31,060

March 31, 2022	$7	19,667	(13,736)	16,391	(514)	306	22,121
Net income	—	—	—	3,167	—	15	3,182
Other comprehensive loss	—	—	—	—	(219)	—	(219)
Dividends paid on common stock ($0.97 per share)	—	—	—	(467)	—	—	(467)
Repurchase of common stock	—	—	(66)	—	—	—	(66)
Benefit plan activity	—	82	—	(4)	—	—	78
Distributions to noncontrolling interests	—	—	—	—	—	(24)	(24)
Acquisition of noncontrolling interest in Phillips 66 Partners LP	—	(32)	—	—	—	—	(32)
June 30, 2022	$7	19,717	(13,802)	19,087	(733)	297	24,573

	Shares
	Three Months Ended June 30
	Common Stock Issued	Treasury Stock

March 31, 2023	653,266,184	194,403,868
Repurchase of common stock	—	13,669,459
Shares issued—share-based compensation	95,071	—
June 30, 2023	653,361,255	208,073,327

March 31, 2022	651,046,617	169,946,591
Repurchase of common stock	—	700,145
Shares issued—share-based compensation	651,216	—
June 30, 2022	651,697,833	170,646,736
See Notes to Consolidated Financial Statements.

	Millions of Dollars
	Six Months Ended June 30
	Attributable to Phillips 66
	Common Stock
	Par Value	Capital in Excess of Par	Treasury Stock	Retained Earnings	Accum. Other Comprehensive Loss	Noncontrolling Interests	Total

December 31, 2022	$7	19,791	(15,276)	25,432	(460)	4,612	34,106
Net income	—	—	—	3,658	—	153	3,811
Other comprehensive income	—	—	—	—	188	—	188
Dividends paid on common stock ($2.10 per share)	—	—	—	(960)	—	—	(960)
Repurchase of common stock	—	—	(2,146)	—	—	—	(2,146)
Benefit plan activity	—	50	—	(8)	—	1	43
Distributions to noncontrolling interests	—	—	—	—	—	(125)	(125)
Acquisition of noncontrolling interests in DCP Midstream, LP	—	(378)	—	—	—	(3,479)	(3,857)
June 30, 2023	$7	19,463	(17,422)	28,122	(272)	1,162	31,060

December 31, 2021	$7	20,504	(17,116)	16,216	(445)	2,471	21,637
Net income	—	—	—	3,749	—	90	3,839
Other comprehensive loss	—	—	—	—	(288)	—	(288)
Dividends paid on common stock ($1.89 per share)	—	—	—	(871)	—	—	(871)
Repurchase of common stock	—	—	(66)	—	—	—	(66)
Benefit plan activity	—	114	—	(7)	—	—	107
Distributions to noncontrolling interests	—	—	—	—	—	(101)	(101)
Acquisition of noncontrolling interest in Phillips 66 Partners LP	—	(901)	3,380	—	—	(2,163)	316
June 30, 2022	$7	19,717	(13,802)	19,087	(733)	297	24,573

	Shares
	Six Months Ended June 30
	Common Stock Issued	Treasury Stock
December 31, 2022	652,373,645	186,529,667
Repurchase of common stock	—	21,543,660
Shares issued—share-based compensation	987,610	—
June 30, 2023	653,361,255	208,073,327

December 31, 2021	650,026,318	211,771,827
Repurchase of common stock	—	700,145
Shares issued—share-based compensation	1,671,515	—
Shares issued—acquisition of noncontrolling interest in Phillips 66 Partners LP	—	(41,825,236)
June 30, 2022	651,697,833	170,646,736
See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements	Phillips 66

Note 1—Interim Financial Information

The unaudited interim financial information presented in the financial statements included in this report is prepared in accordance with generally accepted accounting principles in the United States (GAAP) and includes all known accruals and adjustments necessary, in the opinion of management, for a fair presentation of the consolidated financial position of Phillips 66 and its results of operations and cash flows for the periods presented. Unless otherwise specified, all such adjustments are of a normal and recurring nature. Certain notes and other information have been condensed or omitted from the interim financial statements included in this report. Therefore, these interim financial statements should be read in conjunction with the consolidated financial statements and notes included in our 2022 Annual Report on Form 10-K. The results of operations for the three and six months ended June 30, 2023, are not necessarily indicative of the results expected for the full year.

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

Note 3—DCP Midstream, LLC and DCP Midstream, LP Mergers

DCP Midstream, LLC and Gray Oak Holdings LLC Merger (DCP Midstream Merger)
On August 17, 2022, we and our co-venturer, Enbridge Inc. (Enbridge), agreed to merge DCP Midstream, LLC (DCP Midstream) and Gray Oak Holdings LLC (Gray Oak Holdings), with DCP Midstream as the surviving entity.

Prior to the DCP Midstream Merger, we and Enbridge each held a 50% interest and jointly governed DCP Midstream, whose primary assets are its general partner and limited partner interests in DCP Midstream, LP (DCP LP), and we each held indirect economic interests in DCP LP of 28.26%. DCP LP is a variable interest entity (VIE) because its limited partners do not have the ability to remove its general partner with a simple majority vote, nor do its limited partners have substantive participating rights in the significant decisions made in the ordinary course of business. DCP Midstream ultimately consolidates DCP LP because one of its wholly owned subsidiaries is the primary beneficiary of DCP LP.

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

In connection with the DCP Midstream Merger, we and Enbridge entered into a Third Amended and Restated Limited Liability Company Agreement of DCP Midstream (Amended and Restated LLC Agreement), which realigned the members’ economic interests and governance responsibilities. Under the Amended and Restated LLC Agreement, two classes of membership interests in DCP Midstream were created, Class A and Class B, that are intended to track the assets, liabilities, revenues and expenses of the following operating segments of DCP Midstream:

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

We hold a 33.33% direct ownership interest in DCP Sand Hills Pipeline, LLC (DCP Sand Hills) and DCP Southern Hills Pipeline, LLC (DCP Southern Hills). DCP LP holds the remaining 66.67% ownership interest in these entities. As a result of the governance rights granted to us over DCP Midstream Class A Segment and the governance rights we hold through our direct ownership interests, we obtained controlling financial interests in these entities in connection with the DCP Midstream Merger. As a result, our aggregate direct and indirect economic interests in DCP Sand Hills and DCP Southern Hills increased to 62.2% from 52.2%.

Starting on August 18, 2022, we began consolidating the financial results of DCP Midstream Class A Segment, DCP Sand Hills and DCP Southern Hills and reporting the direct and indirect economic interests held by others in these entities as noncontrolling interests on our financial statements.

We account for our remaining indirect economic interest in Gray Oak Pipeline, now held through DCP Midstream Class B Segment, using the equity method of accounting. As a result of the DCP Midstream Merger, we derecognized Enbridge’s noncontrolling interest in Gray Oak Holdings.

We accounted for our consolidation of DCP Midstream Class A Segment, DCP Sand Hills and DCP Southern Hills as a business combination using the acquisition method of accounting. See Note 4—Business Combinations, for additional information regarding our accounting for this transaction. See Note 21—DCP Midstream Class A Segment, for additional information regarding our variable interest in DCP Midstream Class A Segment.

DCP LP Merger
On June 15, 2023, we completed the acquisition of all publicly held common units of DCP LP pursuant to the terms of the Agreement and Plan of Merger, dated as of January 5, 2023 (DCP LP Merger Agreement). The DCP LP Merger Agreement was entered into with DCP LP, its subsidiaries and its general partner entities, pursuant to which one of our wholly owned subsidiaries merged with and into DCP LP, with DCP LP surviving as a Delaware limited partnership. Under the terms of the DCP LP Merger Agreement, at the effective time of the DCP LP Merger, each publicly held common unit representing a limited partner interest in DCP LP (other than the common units owned by DCP Midstream and its subsidiaries) issued and outstanding as of immediately prior to the effective time was converted into the right to receive $41.75 per common unit in cash, without interest. We accounted for the DCP LP Merger as an equity transaction. The DCP LP Merger increased our economic interest in DCP LP from 43.3% to 86.8%.

See Note 21—DCP Midstream Class A Segment, for additional information regarding the equity transaction.

Note 4—Business Combinations

On August 17, 2022, we realigned our economic interest in, and governance rights over, DCP Midstream and Gray Oak Holdings through the DCP Midstream Merger, with DCP Midstream as the surviving entity. As part of the DCP Midstream Merger, we transferred a 35.75% indirect economic interest in Gray Oak Pipeline and contributed $404 million of cash to DCP Midstream, which was then paid to Enbridge, in return for a 15.05% incremental indirect economic ownership interest in DCP LP. As noted above, the additional governance rights we were granted as part of this transaction resulted in us consolidating the DCP Midstream Class A Segment, as well as DCP Sand Hills and DCP Southern Hills. Given the nature of this transaction, we have accounted for the consolidation of these entities using the acquisition method of accounting.

The components of the fair value of the DCP Midstream Merger consideration are:

Millions of Dollars
Cash contributed	$404
Fair value of transferred equity interest	634
Fair value of previously held equity interests	3,853
Total merger consideration	$4,891

The aggregate purchase consideration noted above was allocated to the assets acquired and liabilities assumed of the entities consolidated based upon a preliminary estimate of their fair values as of the August 17, 2022, DCP Midstream Merger date. Due to the level of effort required to develop fair value measurements, the valuation information necessary to determine the fair values of assets acquired and liabilities assumed is preliminary, including the underlying cash flows, appraisals and other information used to estimate the fair values of the net assets acquired and noncontrolling interests in those net assets. We continue to evaluate the factors used in establishing the fair values of assets and liabilities as of the acquisition date, including, but not limited to, those factors that could affect the estimated fair values of properties, plants and equipment (PP&E), investments in unconsolidated affiliates accounted for under the equity method, inventories, identifiable intangible assets, leases, financial instruments, asset retirement and environmental obligations, legal and tax contingencies, debt and noncontrolling interests. We will complete a final determination of the fair values of assets acquired and liabilities assumed within the one-year measurement period from the date of the DCP Midstream Merger. Any adjustments made in subsequent periods could be material to the preliminary values.

The following table shows the preliminary purchase price allocation as of the date of the DCP Midstream Merger, and cumulative adjustments we have made as of June 30, 2023:

	Millions of Dollars
	As Originally Reported	Adjustments	As Adjusted
Fair value of assets acquired:
Cash and cash equivalents	$98	—	98
Accounts and notes receivable	1,003	—	1,003
Inventories	74	166	240
Prepaid expenses and other current assets	439	—	439
Investments and long-term receivables	2,192	57	2,249
Properties, plants and equipment	12,837	23	12,860
Intangibles	36	(36)	—
Other assets	343	(158)	185
Total assets acquired	17,022	52	17,074
Fair value of liabilities assumed:
Accounts payable	912	—	912
Short-term debt	625	(2)	623
Accrued income and other taxes	107	(11)	96
Employee benefit obligation—current	50	22	72
Other accruals	497	(11)	486
Long-term debt	4,541	40	4,581
Asset retirement obligations and accrued environmental costs	168	16	184
Deferred income taxes	40	14	54
Employee benefit obligations	54	—	54
Other liabilities and deferred credits	227	(5)	222
Total liabilities assumed	7,221	63	7,284
Fair value of net assets	9,801	(11)	9,790
Less: Fair value of noncontrolling interests	4,910	(11)	4,899
Total merger consideration	$4,891	—	4,891

The adjustments reflected in the table above include reclassification adjustments we have made to the preliminary purchase price allocation to conform with our historical presentation and adjustments we have made to the estimated fair value of certain assets acquired and liabilities assumed. The adjustments recorded in the six months ended June 30, 2023, were not material.

Marketing and Specialties Acquisition
On August 1, 2023, we acquired certain marketing operations on the U.S. West Coast for cash consideration of approximately $260 million plus an adjustment for net working capital.

Note 5—Sales and Other Operating Revenues

Disaggregated Revenues
The following tables present our disaggregated sales and other operating revenues:

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
Product Line and Services
Refined petroleum products	$26,517	39,410	51,235	68,792
Crude oil resales	4,650	5,793	9,215	9,548
Natural gas liquids (NGL) and natural gas	3,257	3,255	7,678	6,485
Services and other*	666	119	1,358	(69)
Consolidated sales and other operating revenues	$35,090	48,577	69,486	84,756

Geographic Location**
United States	$27,990	38,899	55,055	67,784
United Kingdom	3,251	5,043	7,181	8,683
Germany	1,372	1,793	2,678	3,175
Other countries	2,477	2,842	4,572	5,114
Consolidated sales and other operating revenues	$35,090	48,577	69,486	84,756
* Includes derivatives-related activities. See Note 14—Derivatives and Financial Instruments, for additional information.
** Sales and other operating revenues are attributable to countries based on the location of the operations generating the revenues.

Contract-Related Assets and Liabilities
At June 30, 2023, and December 31, 2022, receivables from contracts with customers were $7,633 million and $8,749 million, respectively. Significant noncustomer balances, such as buy/sell receivables and excise tax receivables, were excluded from these amounts.

Our contract-related assets also include payments we make to our marketing customers related to incentive programs. An incentive payment is initially recognized as an asset and subsequently amortized as a reduction to revenue over the contract term, which generally ranges from 5 to 15 years. At June 30, 2023, and December 31, 2022, our asset balances related to such payments were $525 million and $505 million, respectively.

Our contract liabilities represent advances from our customers prior to product or service delivery. At June 30, 2023, and December 31, 2022, contract liabilities were $221 million and $156 million, respectively.

Remaining Performance Obligations
Most of our contracts with customers are spot contracts or term contracts with only variable consideration. We do not disclose remaining performance obligations for these contracts as the expected duration is one year or less or because the variable consideration has been allocated entirely to an unsatisfied performance obligation. We also have certain contracts in our Midstream segment that include minimum volume commitments with fixed pricing. At June 30, 2023, the remaining performance obligations related to these minimum volume commitment contracts amounted to $416 million. This amount excludes variable consideration and estimates of variable rate escalation clauses in our contracts with customers, and is expected to be recognized through 2031 with a weighted average remaining life of three years as of June 30, 2023.

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

At June 30, 2023, and December 31, 2022, we reported $9,458 million and $10,985 million of accounts and notes receivable, respectively, net of allowances of $68 million and $67 million, respectively. Based on an aging analysis at June 30, 2023, more than 95% of our accounts receivable were outstanding less than 60 days.

We are also exposed to credit losses from off-balance sheet exposures, such as guarantees of joint venture debt and standby letters of credit. See Note 12—Guarantees, and Note 13—Contingencies and Commitments, for more information regarding these off-balance sheet exposures.

Note 7—Inventories

Inventories consisted of the following:

	Millions of Dollars
	June 30 2023	December 31 2022

Crude oil and petroleum products	$5,982	2,914
Materials and supplies	398	362
	$6,380	3,276

Inventories valued on the last-in, first-out (LIFO) basis totaled $5,799 million and $2,635 million at June 30, 2023, and December 31, 2022, respectively. The estimated excess of current replacement cost over LIFO cost of inventories amounted to approximately $5.4 billion and $6.3 billion at June 30, 2023, and December 31, 2022, respectively.

Certain planned reductions in inventory that are not expected to be replaced by the end of the year cause liquidations of LIFO inventory values. LIFO inventory liquidations increased our net income by $1 million and $5 million in the three and six months ended June 30, 2023, respectively. LIFO inventory liquidations increased our net income by $3 million and $43 million in the three and six months ended June 30, 2022, respectively.

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

In February 2022, the U.S. Supreme Court (the Court) denied Dakota Access’ writ of certiorari requesting the Court to review the lower court’s decision to order the EIS and vacate the easement. Therefore, the requirement to prepare the EIS stands. Also in February 2022, the Tribe withdrew as a cooperating agency, causing the USACE to halt the EIS process while the USACE engaged with the Tribe on their reasons for withdrawing. The draft EIS process resumed in August 2022, and release is expected in the third quarter of 2023.

Dakota Access and ETCO have guaranteed repayment of senior unsecured notes issued by a wholly owned subsidiary of Dakota Access in March 2019. On April 1, 2022, Dakota Access’ wholly owned subsidiary repaid $650 million aggregate principal amount of its outstanding senior notes upon maturity. We funded our 25% share, or $163 million, with a capital contribution of $89 million in March 2022 and $74 million of distributions we elected not to receive from Dakota Access in the first quarter of 2022. At June 30, 2023, the aggregate principal amount outstanding of Dakota Access’ senior unsecured notes was $1.85 billion.

In conjunction with the notes offering, Phillips 66 Partners LP (Phillips 66 Partners), now a wholly owned subsidiary of Phillips 66, and its co-venturers in Dakota Access also provided a Contingent Equity Contribution Undertaking (CECU). Under the CECU, the co-venturers may be severally required to make proportionate equity contributions to Dakota Access if there is an unfavorable final judgment in the above-mentioned ongoing litigation. At June 30, 2023, our 25% share of the maximum potential equity contributions under the CECU was approximately $467 million.

If the pipeline is required to cease operations, and should Dakota Access and ETCO not have sufficient funds to pay ongoing expenses, we could be required to support our 25% share of the ongoing expenses, including scheduled interest payments on the notes of approximately $20 million annually, in addition to the potential obligations under the CECU at June 30, 2023.

At June 30, 2023, the aggregate book value of our investments in Dakota Access and ETCO was $651 million.

CF United LLC (CF United)
We own a 50% voting interest and a 48% economic interest in CF United, a retail marketing joint venture with operations primarily on the U.S. West Coast. CF United is considered a VIE because our co-venturer has an option to require us to purchase its interest based on a fixed multiple. The put option becomes effective July 1, 2023, and expires on March 31, 2024. The put option is viewed as a variable interest as the purchase price on the exercise date may not represent the then-current fair value of CF United. We have determined that we are not the primary beneficiary because we and our co-venturer jointly direct the activities of CF United that most significantly impact economic performance. At June 30, 2023, our maximum exposure to loss was comprised of our $283 million investment in CF United, and any potential future loss resulting from the put option should the purchase price based on a fixed multiple exceed the then-current fair value of CF United.

OnCue Holdings, LLC (OnCue)
We hold a 50% interest in OnCue, a joint venture that owns and operates retail convenience stores. We fully guaranteed various debt agreements of OnCue and our co-venturer did not participate in the guarantees. This entity is considered a VIE because our debt guarantees resulted in OnCue not being exposed to all potential losses. We have determined we are not the primary beneficiary because we do not have the power to direct the activities that most significantly impact economic performance. At June 30, 2023, our maximum exposure to loss was $220 million, which represented the book value of our investment in OnCue of $153 million and guaranteed debt obligations of $67 million.

DCP Midstream, DCP Sand Hills, DCP Southern Hills, and Gray Oak Pipeline—Prior to the DCP Midstream Merger, we held:

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

Midstream Investment Disposition
On August 1, 2023, we sold our 25% ownership interest in the South Texas Gateway Terminal for approximately $275 million. At June 30, 2023, the book value of our investment was $171 million.

Other Investments
In September 2021, we acquired 78 million ordinary shares, representing a 16% ownership interest, in NOVONIX Limited (NOVONIX), which are traded on the Australian Securities Exchange. NOVONIX is a Brisbane, Australia-based company that develops technology and supplies materials for lithium-ion batteries. Since we do not have significant influence over the operating and financial policies of NOVONIX and the shares we own have a readily determinable fair value, our investment is recorded at fair value at the end of each reporting period. The fair value of our investment is recorded in the “Investments and long-term receivables” line item on our consolidated balance sheet. The change in the fair value of our investment due to fluctuations in NOVONIX’s stock price, or unrealized investment losses, is recorded in the “Other income (loss)” line item of our consolidated statement of income, while changes due to foreign currency fluctuations are recorded in the “Foreign currency transaction losses” line item on our consolidated statement of income. The fair value of our investment in NOVONIX was $51 million at June 30, 2023. The fair value of our investment in NOVONIX declined by $15 million and $27 million during the three and six months ended June 30, 2023, respectively, reflecting unrealized investment losses of $15 million and $26 million and immaterial unrealized foreign currency losses in both periods. See Note 15—Fair Value Measurements, for additional information regarding the recurring fair value measurement of our investment in NOVONIX.

Note 9—Properties, Plants and Equipment

Our gross investment in PP&E and the associated accumulated depreciation and amortization (Accum. D&A) balances were as follows:

	Millions of Dollars
	June 30, 2023			December 31, 2022
	Gross PP&E	Accum. D&A	Net PP&E	Gross PP&E	Accum. D&A	Net PP&E

Midstream	$25,705	3,943	21,762	25,422	3,524	21,898
Chemicals	—	—	—	—	—	—
Refining	24,611	12,719	11,892	24,200	12,523	11,677
Marketing and Specialties	1,842	1,113	729	1,800	1,058	742
Corporate and Other	1,617	768	849	1,568	722	846
	$53,775	18,543	35,232	52,990	17,827	35,163

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

	Three Months Ended June 30				Six Months Ended June 30
	2023		2022		2023		2022
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Amounts Attributed to Phillips 66 Common Stockholders (millions):
Net Income Attributable to Phillips 66	$1,697	1,697	3,167	3,167	3,658	3,658	3,749	3,749
Income allocated to participating securities	(3)	(1)	(3)	—	(6)	—	(5)	—
Net income available to common stockholders	$1,694	1,696	3,164	3,167	3,652	3,658	3,744	3,749

Weighted-average common shares outstanding (thousands):	452,752	454,450	481,105	483,088	457,783	459,602	464,249	466,286
Effect of share-based compensation	1,698	1,718	1,983	1,947	1,819	2,304	2,037	2,052
Weighted-average common shares outstanding—EPS	454,450	456,168	483,088	485,035	459,602	461,906	466,286	468,338

Earnings Per Share of Common Stock (dollars)	$3.73	3.72	6.55	6.53	7.95	7.92	8.03	8.00

Note 11—Debt

Debt Issuances and Repayments
On May 19, 2023, DCP LP redeemed its 5.850% junior subordinated notes due May 2043 with an aggregate principal amount outstanding of $550 million using borrowings under its revolving credit and accounts receivable securitization facilities. On the date of redemption, our carrying value of DCP LP’s junior subordinated notes was $497 million, which resulted in a $53 million loss before income taxes. DCP LP’s junior subordinated notes were adjusted to fair value on August 17, 2022, in connection with the consolidation of DCP LP. See Note 15—Fair Value Measurements, for additional information regarding the preliminary fair value of DCP LP’s junior subordinated notes.

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

Related Party Advance Term Loan Agreement
On May 31, 2023, we borrowed $75 million from WRB Refining LP (WRB) through an Advance Term Loan Agreement. The debt matures on May 31, 2038. Borrowings will bear interest at a floating rate of 1.042% plus Adjusted Term SOFR, payable on the last day of each month.

Term Loan Agreement
On March 27, 2023, Phillips 66 Company, a wholly owned subsidiary of Phillips 66, entered into a $1.5 billion delayed draw term loan agreement guaranteed by Phillips 66 (the Term Loan Agreement). The Term Loan Agreement provides for a single borrowing during a 90-day period commencing on the closing date, which borrowing was contingent upon the completion of the DCP LP Merger. The Term Loan Agreement contains customary covenants similar to those contained in our revolving credit agreement, including a maximum consolidated net debt-to-capitalization ratio of 65% as of the last day of each fiscal quarter. The Term Loan Agreement has customary events of default, such as nonpayment of principal when due; nonpayment of interest, fees or other amounts after grace periods; and violation of covenants. We may at any time prepay outstanding borrowings under the Term Loan Agreement, in whole or in part, without premium or penalty. Outstanding borrowings under the Term Loan Agreement bear interest at either: (a) Adjusted Term SOFR in effect from time to time plus the applicable margin; or (b) the reference rate plus the applicable margin, as defined in the Term Loan Agreement. As of June 30, 2023, $1.25 billion was borrowed under the Term Loan Agreement, which matures in June 2026.

See Note 3—DCP Midstream, LLC and DCP Midstream, LP Mergers, for additional information regarding the DCP LP Merger.

Credit Facilities and Commercial Paper
Phillips 66 and Phillips 66 Company
On June 23, 2022, we entered into a $5 billion revolving credit facility with Phillips 66 Company as the borrower and Phillips 66 as the guarantor. At both June 30, 2023, and December 31, 2022, no amount had been drawn under the $5 billion revolving credit facility or $5 billion uncommitted commercial paper program.

DCP Midstream Class A Segment
At June 30, 2023, DCP LP had $850 million of borrowings outstanding under its $1.4 billion credit facility and $2 million of letters of credit had been issued that supported the credit facility. At December 31, 2022, DCP LP had no borrowings outstanding under its $1.4 billion credit facility, and $10 million in letters of credit had been issued that are supported by the credit facility.

As of June 30, 2023, and December 31, 2022, $280 million and $40 million of borrowings, respectively, were outstanding under DCP LP’s accounts receivable securitization facility, which are secured by its accounts receivable at DCP Receivables LLC.

Note 12—Guarantees

At June 30, 2023, we were liable for certain contingent obligations under various contractual arrangements as described below. We recognize a liability for the fair value of our obligation as a guarantor for newly issued or modified guarantees. Unless the carrying amount of the liability is noted below, we have not recognized a liability either because the guarantees were issued prior to December 31, 2002, or because the fair value of the obligation is immaterial. In addition, unless otherwise stated, we are not currently performing with any significance under the guarantees and expect future performance to be either immaterial or have only a remote chance of occurrence.

Lease Residual Value Guarantees
Under the operating lease agreement for our headquarters facility in Houston, Texas, we have the option, at the end of the lease term in September 2025, to request to renew the lease, purchase the facility or assist the lessor in marketing it for resale. We have a residual value guarantee associated with the operating lease agreement with a maximum potential future exposure of $514 million at June 30, 2023. We also have residual value guarantees associated with railcar, airplane and truck leases with maximum potential future exposures totaling $164 million. These leases have remaining terms of four to ten years.

Guarantees of Joint Venture Obligations
In March 2019, Phillips 66 Partners and its co-venturers in Dakota Access provided a CECU in conjunction with a senior unsecured notes offering. See Note 8—Investments, Loans and Long-Term Receivables, for additional information regarding Dakota Access and the CECU.

At June 30, 2023, we also had other guarantees outstanding primarily for our portion of certain joint venture debt, which have remaining terms of up to two years. The maximum potential future exposures under these guarantees were approximately $82 million. Payment would be required if a joint venture defaults on its obligations.

Indemnifications
Over the years, we have entered into various agreements to sell ownership interests in certain corporations, joint ventures and assets that gave rise to indemnifications. Agreements associated with these sales include indemnifications for taxes, litigation, environmental liabilities, permits and licenses, employee claims, and real estate tenant defaults. The provisions of these indemnifications vary greatly. The majority of these indemnifications are related to environmental issues, which generally have indefinite terms and potentially unlimited exposure. At June 30, 2023, and December 31, 2022, the carrying amount of recorded indemnifications was $143 million and $137 million, respectively.

We amortize the indemnification liability over the relevant time period, if one exists, based on the facts and circumstances surrounding each type of indemnity. In cases where the indemnification term is indefinite, we will reverse the liability when we have information to support the reversal. Although it is reasonably possible future payments may exceed amounts recorded, due to the nature of the indemnifications, it is not possible to make a reasonable estimate of the maximum potential amount of future payments. At June 30, 2023, and December 31, 2022, environmental accruals for known contamination of $115 million and $108 million, respectively, were included in the carrying amount of the recorded indemnifications noted above. These environmental accruals were primarily included in the “Asset retirement obligations and accrued environmental costs” line item on our consolidated balance sheet. For additional information about environmental liabilities, see Note 13—Contingencies and Commitments.

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

Environmental
We are subject to international, federal, state and local environmental laws and regulations. When we prepare our consolidated financial statements, we record accruals for environmental liabilities based on management’s best estimates, using information available at the time. We measure estimates and base contingent liabilities on currently available facts, existing technology and presently enacted laws and regulations, taking into account stakeholder and business considerations. When measuring contingent environmental liabilities, we also consider our prior experience in remediation of contaminated sites, other companies’ cleanup experience, and data released by the Environmental Protection Agency (EPA) or other organizations. We consider unasserted claims in our determination of environmental liabilities, and we accrue them in the period they are both probable and reasonably estimable.

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

We are currently participating in environmental assessments and cleanups at numerous federal Superfund and comparable state sites. After an assessment of environmental exposures for cleanup and other costs, we make accruals on an undiscounted basis (except those pertaining to sites acquired in a business combination, which we record on a discounted basis) for planned investigation and remediation activities for sites where it is probable future costs will be incurred and these costs can be reasonably estimated. At June 30, 2023, our total environmental accruals were $449 million, compared with $434 million at December 31, 2022. We expect to incur a substantial amount of these expenditures within the next 30 years. We have not reduced these accruals for possible insurance recoveries. In the future, we may be involved in additional environmental assessments, cleanups and proceedings.

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

At June 30, 2023, we had performance obligations secured by letters of credit and bank guarantees of $1 billion related to various purchase and other commitments incident to the ordinary conduct of business.

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

Purchase and sales contracts with firm minimum notional volumes for commodities that are readily convertible to cash are recorded on our consolidated balance sheet as derivatives unless the contracts are eligible for, and we elect, the normal purchases and normal sales exception, whereby the contracts are recorded on an accrual basis. We generally apply the normal purchases and normal sales exception to eligible crude oil, refined petroleum product, NGL, natural gas, renewable feedstock, and power commodity contracts to purchase or sell quantities we expect to use or sell in the normal course of business. All other derivative instruments are recorded at fair value on our consolidated balance sheet. For further information regarding the fair value of derivatives, see Note 15—Fair Value Measurements.

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

DCP Midstream Class A Segment
Through DCP LP’s operations, DCP Midstream Class A Segment is exposed to a variety of risks including but not limited to changes in the prices of commodities that DCP LP buys or sells. Effective from the date of the DCP Midstream Merger, we include DCP LP’s financial instruments in our financial statements. See Note 3—DCP Midstream, LLC and DCP Midstream, LP Mergers, for additional information regarding the DCP Midstream Merger and the associated accounting treatment.

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

	Millions of Dollars
	June 30, 2023				December 31, 2022
	Commodity Derivatives		Effect of Collateral Netting	Net Carrying Value Presented on the Balance Sheet	Commodity Derivatives		Effect of Collateral Netting	Net Carrying Value Presented on the Balance Sheet
	Assets	Liabilities			Assets	Liabilities

Assets
Prepaid expenses and other current assets	$2,264	(2,000)	(28)	236	1,331	(1,110)	—	221
Other assets	19	(1)	—	18	46	(1)	—	45
Liabilities
Other accruals	177	(244)	10	(57)	471	(750)	90	(189)
Other liabilities and deferred credits	25	(27)	—	(2)	12	(35)	—	(23)
Total	$2,485	(2,272)	(18)	195	1,860	(1,896)	90	54

At June 30, 2023, there was $3 million of collateral paid that was not offset on our consolidated balance sheet. At December 31, 2022, there was $93 million of cash collateral paid that was not offset on our consolidated balance sheet.

The realized and unrealized gains (losses) incurred from commodity derivatives, and the line items where they appear on our consolidated statement of income, were:

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022

Sales and other operating revenues	$210	(135)	260	(555)
Other income	24	37	10	62
Purchased crude oil and products	(34)	(253)	103	(481)
Net gain (loss) from commodity derivative activity	$200	(351)	373	(974)

The following table summarizes our material net exposures resulting from outstanding commodity derivative contracts. These financial and physical derivative contracts are primarily used to manage price exposure on our underlying operations. The underlying exposures may be from nonderivative positions such as inventory volumes. Financial derivative contracts may also offset physical derivative contracts, such as forward purchase and sales contracts. The percentage of our derivative contract volumes expiring within the next 12 months was more than 90% at June 30, 2023, and December 31, 2022.

	Open Position Long / (Short)
	June 30 2023	December 31 2022
Commodity
Crude oil, refined petroleum products, NGL and renewable feedstocks (millions of barrels)	(50)	(25)
Natural gas (billions of cubic feet)	(32)	(77)

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

The aggregate fair values of all derivative instruments with such credit-risk-related contingent features that were in a liability position were immaterial at June 30, 2023, and December 31, 2022.

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
When applicable, we determine the fair value of interest rate swaps based on observable market valuations for interest rate swaps that have notional amounts, terms and pay and reset frequencies similar to ours.

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

The carrying values and fair values by hierarchy of our financial assets and liabilities, either carried or disclosed at fair value, including any effects of counterparty and collateral netting, were:

	Millions of Dollars
	June 30, 2023
	Fair Value Hierarchy			Total Fair Value of Gross Assets & Liabilities	Effect of Counterparty Netting	Effect of Collateral Netting	Difference in Carrying Value and Fair Value	Net Carrying Value Presented on the Balance Sheet
	Level 1	Level 2	Level 3
Commodity Derivative Assets
Exchange-cleared instruments	$2,334	47	2	2,383	(2,187)	(28)	—	168
OTC instruments	—	18	7	25	—	—	—	25
Physical forward contracts	—	77	—	77	(16)	—	—	61
Rabbi trust assets	181	—	—	181	N/A	N/A	—	181
Investment in NOVONIX	51	—	—	51	N/A	N/A	—	51
	$2,566	142	9	2,717	(2,203)	(28)	—	486

Commodity Derivative Liabilities
Exchange-cleared instruments	$2,198	38	2	2,238	(2,187)	(10)	—	41
OTC instruments	—	6	3	9	—	—	—	9
Physical forward contracts	—	25	—	25	(16)	—	—	9
Floating-rate debt	—	2,480	—	2,480	N/A	N/A	—	2,480
Fixed-rate debt, excluding finance leases and software obligations	—	16,096	—	16,096	N/A	N/A	1,024	17,120
	$2,198	18,645	5	20,848	(2,203)	(10)	1,024	19,659

	Millions of Dollars
	December 31, 2022
	Fair Value Hierarchy			Total Fair Value of Gross Assets & Liabilities	Effect of Counterparty Netting	Effect of Collateral Netting	Difference in Carrying Value and Fair Value	Net Carrying Value Presented on the Balance Sheet
	Level 1	Level 2	Level 3
Commodity Derivative Assets
Exchange-cleared instruments	$1,615	130	3	1,748	(1,582)	—	—	166
OTC instruments	—	7	16	23	—	—	—	23
Physical forward contracts	—	86	3	89	(12)	—	—	77
Rabbi trust assets	126	—	—	126	N/A	N/A	—	126
Investment in NOVONIX	78	—	—	78	N/A	N/A	—	78
Other investments	42	1	—	43	N/A	N/A	—	43
	$1,861	224	22	2,107	(1,594)	—	—	513

Commodity Derivative Liabilities
Exchange-cleared instruments	$1,676	164	5	1,845	(1,582)	(90)	—	173
OTC instruments	—	9	—	9	—	—	—	9
Physical forward contracts	—	42	—	42	(12)	—	—	30
Floating-rate debt	—	65	—	65	N/A	N/A	—	65
Fixed-rate debt, excluding finance leases and software obligations	—	15,871	—	15,871	N/A	N/A	977	16,848
	$1,676	16,151	5	17,832	(1,594)	(90)	977	17,125

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

Nonrecurring Fair Value Measurements

DCP Midstream Merger
On August 17, 2022, we and Enbridge agreed to merge DCP Midstream and Gray Oak Holdings with DCP Midstream as the surviving entity. As a result, we began consolidating the financial results of DCP Midstream Class A Segment, DCP Sand Hills and DCP Southern Hills, and accordingly, accounted for the business combination using the acquisition method of accounting, which requires DCP Midstream Class A Segment’s, DCP Sand Hills’ and DCP Southern Hills’, assets and liabilities to be recorded at fair value as of the acquisition date on our consolidated balance sheet. See Note 4—Business Combinations, for additional information regarding the DCP Midstream Merger.

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

PP&E
The preliminary fair value of PP&E was $12,860 million. The preliminary fair value of these assets was determined primarily using the cost approach. The cost approach used assumptions for the current replacement costs of similar plant and equipment assets adjusted for estimated physical deterioration, functional obsolescence and economic obsolescence. The estimated fair value of properties was determined using a sales comparison approach. These valuations resulted in Level 3 nonrecurring fair value measurements.

Debt
The preliminary fair value of DCP LP’s senior and junior subordinated notes was measured using a market approach, based on the average of quotes for the acquired debt from major financial institutions. These valuations resulted in Level 2 nonrecurring fair value measurements.

Noncontrolling Interests
As a result of our consolidation of the DCP Midstream Class A Segment, the noncontrolling interests held in the DCP Midstream Class A Segment were recorded at their estimated fair values on the DCP Midstream Merger date. These noncontrolling interests on the DCP Midstream Merger date primarily include Enbridge’s indirect economic interest in DCP LP, the public holders of DCP LP’s common units and the holders of DCP LP’s preferred units. The fair value of the noncontrolling interests in DCP LP’s common units was based on their unit market price as of the date of the DCP Midstream Merger, August 17, 2022. The fair value of the noncontrolling interests in DCP LP’s publicly traded preferred units was based on their respective market price as of the date of the DCP Midstream Merger, August 17, 2022. These valuations resulted in Level 1 nonrecurring fair value measurements. The preliminary fair value of the noncontrolling interests in DCP LP’s other preferred units was based on an income approach that used projected distributions that were discounted using an average implied yield of DCP LP’s publicly traded preferred units and expected redemption dates. This valuation resulted in a Level 2 nonrecurring fair value measurement.

Note 16—Pension and Postretirement Plans

The components of net periodic benefit (credit) cost for the three and six months ended June 30, 2023 and 2022, were as follows:

	Millions of Dollars
	Pension Benefits				Other Benefits
	2023		2022		2023	2022
	U.S.	Int’l.	U.S.	Int’l.
Components of Net Periodic Benefit Cost
Three Months Ended June 30
Service cost	$27	3	35	7	1	1
Interest cost	30	8	21	5	2	2
Expected return on plan assets	(32)	(11)	(39)	(15)	—	—
Amortization of prior service credit	—	—	—	—	—	(1)
Amortization of net actuarial loss (gain)	3	(1)	6	3	(1)	—
Settlements	4	—	24	—	—	—
Net periodic benefit (credit) cost*	$32	(1)	47	—	2	2

Six Months Ended June 30
Service cost	$54	6	70	15	2	2
Interest cost	59	16	42	11	4	3
Expected return on plan assets	(63)	(21)	(78)	(31)	—	—
Amortization of prior service credit	—	—	—	—	—	(1)
Amortization of net actuarial loss (gain)	6	(2)	12	6	(3)	(1)
Settlements	14	—	25	—	—	—
Net periodic benefit (credit) cost*	$70	(1)	71	1	3	3
* Included in the “Operating expenses” and “Selling, general and administrative expenses” line items on our consolidated statement of income.

During the six months ended June 30, 2023, we contributed $44 million to our U.S. pension and other postretirement benefit plans and $10 million to our international pension plans. We currently expect to make additional contributions of approximately $375 million to our U.S. pension and other postretirement benefit plans and approximately $10 million to our international pension plans during the remainder of 2023.

Note 17—Accumulated Other Comprehensive Loss

Changes in the balances of each component of accumulated other comprehensive loss were as follows:

	Millions of Dollars
	Defined Benefit Plans	Foreign Currency Translation	Hedging	Accumulated Other Comprehensive Loss

December 31, 2022	$(122)	(336)	(2)	(460)
Other comprehensive income before reclassifications	2	174	—	176
Amounts reclassified from accumulated other comprehensive loss
Defined benefit plans*
Amortization of net actuarial loss and settlements	12	—	—	12
Foreign currency translation	—	—	—	—
Hedging	—	—	—	—
Net current period other comprehensive income	14	174	—	188
June 30, 2023	$(108)	(162)	(2)	(272)

December 31, 2021	$(398)	(45)	(2)	(445)
Other comprehensive loss before reclassifications	(5)	(324)	—	(329)
Amounts reclassified from accumulated other comprehensive loss
Defined benefit plans*
Amortization of net actuarial loss, prior service credit and settlements	41	—	—	41
Foreign currency translation	—	—	—	—
Hedging	—	—	—	—
Net current period other comprehensive income (loss)	36	(324)	—	(288)
June 30, 2022	$(362)	(369)	(2)	(733)
* Included in the computation of net periodic benefit cost. See Note 16—Pension and Postretirement Plans, for additional information.

Note 18—Related Party Transactions

Significant transactions with related parties were:

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022

Operating revenues and other income (a)(d)	$1,059	1,975	2,363	3,315
Purchases (b)(d)	3,957	6,203	7,656	10,884
Operating expenses and selling, general and administrative expenses (c)	76	70	148	140

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

(d)As a result of the DCP Midstream Merger, we began consolidating DCP Midstream Class A Segment, as well as DCP Sand Hills and DCP Southern Hills. As a result, transactions with these parties after August 17, 2022, are not presented in the table above.

Note 19—Segment Disclosures and Related Information

Effective October 1, 2022, we changed the organizational structure of the internal financial information reviewed by our President and Chief Executive Officer, and determined this resulted in a change in the composition of our operating segments. As part of the realignment, we moved the results and net assets of our Merey Sweeny vacuum distillation and delayed coker units at our Sweeny Refinery and the isomerization unit at our Lake Charles Refinery from our Midstream segment to our Refining segment. Additionally, commissions charged to the Refining segment by the M&S segment related to sales of specialty products were eliminated and the costs of the sales organization were reclassified from the M&S segment to the Refining segment. The segment realignment is presented for the three and six months ended June 30, 2023, with prior periods recast for comparability.

Our operating segments are:

1)Midstream—Provides natural gas and NGL transportation, storage, fractionation, gathering, processing and marketing services, as well as crude oil and refined petroleum product transportation, terminaling and processing services, mainly in the United States. As a result of the DCP Midstream Merger on August 17, 2022, we began consolidating DCP Midstream Class A Segment, as well as DCP Sand Hills and DCP Southern Hills. On March 9, 2022, we also completed the merger between us and Phillips 66 Partners. See Note 3—DCP Midstream, LLC and DCP Midstream, LP Mergers and Note 22—Phillips 66 Partners LP, for additional information about these transactions. This segment also includes our 16% investment in NOVONIX.

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

Intersegment sales are at prices that we believe approximate market.

Analysis of Results by Operating Segment

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
Sales and Other Operating Revenues*
Midstream
Total sales	$4,124	3,755	9,416	7,777
Intersegment eliminations	(676)	(650)	(1,371)	(1,476)
Total Midstream	3,448	3,105	8,045	6,301
Chemicals	—	—	—	—
Refining
Total sales	23,006	32,960	45,347	57,101
Intersegment eliminations	(14,450)	(20,878)	(28,545)	(36,454)
Total Refining	8,556	12,082	16,802	20,647
Marketing and Specialties
Total sales	23,973	34,339	46,372	59,550
Intersegment eliminations	(897)	(956)	(1,752)	(1,754)
Total Marketing and Specialties	23,076	33,383	44,620	57,796
Corporate and Other	10	7	19	12
Consolidated sales and other operating revenues	$35,090	48,577	69,486	84,756
* See Note 5—Sales and Other Operating Revenues, for further details on our disaggregated sales and other operating revenues.

Income (Loss) Before Income Taxes
Midstream	$604	258	1,306	470
Chemicals	192	273	390	669
Refining	1,134	3,096	2,742	3,269
Marketing and Specialties	644	739	1,070	1,035
Corporate and Other	(330)	(260)	(613)	(509)
Consolidated income before income taxes	$2,244	4,106	4,895	4,934

	Millions of Dollars
	June 30 2023	December 31 2022
Total Assets
Midstream	$29,294	30,273
Chemicals	7,171	6,785
Refining	23,549	21,581
Marketing and Specialties	10,114	9,939
Corporate and Other	4,758	7,864
Consolidated total assets	$74,886	76,442

Note 20—Income Taxes

Our effective income tax rates for the three months ended June 30, 2023 and 2022 were 23%, and our effective income tax rates for the six months ended June 30, 2023 and 2022 were 22%.

The effective tax rate for the three and six months ended June 30, 2023, varied from the U.S. federal statutory income tax rate primarily due to state income taxes, partially offset by the impact of noncontrolling interest.

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

Note 21—DCP Midstream Class A Segment

DCP Midstream Class A Segment is a VIE and we are the primary beneficiary. DCP Midstream Class A Segment is comprised of the businesses, activities, assets and liabilities of DCP LP and its subsidiaries and its general partner entities. Refer to Note 3—DCP Midstream, LLC and DCP Midstream, LP Mergers and Note 4—Business Combinations, for more details regarding the DCP Midstream Merger and related accounting.

DCP LP, headquartered in Denver, Colorado, is a master limited partnership whose operations currently include producing and fractionating NGL, gathering, compressing, treating and processing natural gas; recovering condensate; and transporting, trading, marketing and storing natural gas and NGL.

As a result of our consolidation of DCP Midstream Class A Segment, the public common and preferred unitholders’ ownership interests and Enbridge’s indirect economic interest in DCP LP are reflected as noncontrolling interests in our consolidated financial statements. We completed the DCP LP Merger on June 15, 2023, acquiring all publicly held common units of DCP LP and eliminating the public common unit noncontrolling interest in our consolidated financial statements from the DCP LP Merger date, forward. The DCP LP Merger increased our economic interest in DCP LP from 43.3% to 86.8%. Refer to Note 3—DCP Midstream, LLC and DCP Midstream, LP Mergers, for additional information about the DCP Midstream and DCP LP Mergers.

The most significant assets of DCP Midstream Class A Segment that are available to settle only its obligations, along with its most significant liabilities for which its creditors do not have recourse to Phillips 66’s general credit, were:

	Millions of Dollars
	June 30 2023	December 31 2022
Accounts receivable, trade*	$467	988
Net properties, plants and equipment	9,264	9,297
Investments in unconsolidated affiliates**	2,118	2,161
Accounts payable	581	1,239
Short-term debt	7	504
Long-term debt	4,863	4,248
* Included in the “Accounts and notes receivable” line item on the Phillips 66 consolidated balance sheet.
** Included in the “Investments and long-term receivables” line item on the Phillips 66 consolidated balance sheet.

DCP LP Merger
On June 15, 2023, we completed the acquisition of approximately 91 million publicly held common units of DCP LP pursuant to the terms of the DCP LP Merger Agreement. The DCP LP Merger Agreement was entered into with DCP LP, its subsidiaries and its general partner entities, pursuant to which one of our wholly owned subsidiaries merged with and into DCP LP, with DCP LP surviving as a Delaware limited partnership. Under the terms of the DCP LP Merger Agreement, at the effective time of the DCP LP Merger, each publicly held common unit representing a limited partner interest in DCP LP (other than the common units owned by DCP Midstream and its subsidiaries) issued and outstanding as of immediately prior to the effective time was converted into the right to receive $41.75 per common unit in cash, without interest. We paid $3,796 million in cash consideration, funded through a combination of cash generated from operating activities and proceeds from the offering of the Notes and borrowings under the Term Loan Agreement. See Note 11—Debt, for additional information.

The merger was accounted for as an equity transaction and resulted in decreases to “Cash and cash equivalents” of $3,796 million, “Noncontrolling interests” of $3,318 million, “Capital in excess of par” of $378 million, “Deferred income taxes” of $118 million, and an increase to “Other accruals” of $18 million on our consolidated balance sheet.

Preferred Units
DCP LP redeemed its Series B preferred units at the aggregated liquidation preference of $161 million in June 2023, which approximated the book value of these preferred units. As of June 30, 2023, DCP LP had 4,400,000 Series C preferred units outstanding with an aggregate liquidation preference of $110 million. The Series C preferred units are publicly traded on the New York Stock Exchange.

Distributions
During the three and six months ended June 30, 2023, DCP LP made cash distributions of $5 million and $10 million, respectively, to preferred unitholders and cash distributions of $51 million and $102 million, respectively, to common unit holders other than Phillips 66 and its subsidiaries.

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

Note 23—Restructuring

In April 2022, we announced that we are progressing a multi-year business transformation focused on enterprise-wide opportunities to improve our cost structure. For the three and six months ended June 30, 2023, we recorded restructuring costs totaling $41 million and $76 million, respectively, primarily related to consulting fees. These costs are primarily recorded in the “Selling, general and administrative expenses” line item on our consolidated statement of income and are reported in our Corporate segment.

In addition, in the three and six months ended June 30, 2023, we recorded restructuring costs of $22 million and $34 million, respectively, associated with the integration of DCP Midstream Class A Segment primarily related to severance and contract exit costs. These costs are primarily recorded in the “Selling, general and administrative expenses” line item on our consolidated statement of income and are reported in our Midstream segment.

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

EXECUTIVE OVERVIEW AND BUSINESS ENVIRONMENT

Phillips 66 is a diversified energy company with Midstream, Chemicals, Refining, and Marketing and Specialties (M&S) operating segments. At June 30, 2023, we had total assets of $74.9 billion. Our common stock trades on the New York Stock Exchange under the symbol PSX.

Executive Overview
In the second quarter of 2023, we reported earnings of $1.7 billion and generated cash from operating activities of $1 billion. In addition, we had net borrowings of $1.3 billion. We used available cash to repurchase $4 billion of noncontrolling interests in DCP Midstream, LP (DCP LP), repurchase $1.3 billion of common stock, fund capital expenditures and investments of $551 million, and pay dividends on our common stock of $474 million. We ended the second quarter of 2023 with $3 billion of cash and cash equivalents.

Business Transformation
We continue to progress our multi-year business transformation focused on enterprise-wide opportunities to improve our cost structure. In 2022, we started implementing initiatives designed to achieve a targeted sustainable run-rate cost reduction of at least $800 million and lower sustaining capital of at least $200 million per year by the end of 2023. We expect to achieve these targets by year end.

DCP Midstream, LLC and Gray Oak Holdings LLC Merger (DCP Midstream Merger)
As part of executing our natural gas liquids (NGL) growth strategy to build a wellhead-to-market value chain, on August 17, 2022, we announced a realignment of our economic and governance interests in DCP LP and Gray Oak Pipeline, LLC (Gray Oak Pipeline) resulting from the merger of DCP Midstream, LLC (DCP Midstream) and Gray Oak Holdings LLC (Gray Oak Holdings). In connection with the DCP Midstream Merger, we were delegated DCP Midstream’s governance rights over DCP LP and its general partner entities, referred to as DCP Midstream Class A Segment, and acquired an economic interest in DCP LP of 43.3%.

Starting on August 18, 2022, our financial results reflect the consolidation of DCP Midstream Class A Segment, as well as DCP Sand Hills Pipeline, LLC (DCP Sand Hills) and DCP Southern Hills Pipeline, LLC (DCP Southern Hills). Since the DCP Midstream Merger, we have taken steps to integrate the operations and personnel of DCP Midstream Class A Segment to enable the capture of commercial and operational synergies.

DCP LP Merger
To further advance our NGL growth strategy on June 15, 2023, we completed the acquisition of all publicly held common units of DCP LP pursuant to the terms of the Agreement and Plan of Merger, dated as of January 5, 2023 (DCP LP Merger Agreement). The DCP LP Merger Agreement was entered into with DCP LP, its subsidiaries and its general partner entities, pursuant to which one of our wholly owned subsidiaries merged with and into DCP LP, with DCP LP surviving as a Delaware limited partnership. Under the terms of the DCP LP Merger Agreement, at the effective time of the DCP LP Merger, each publicly held common unit representing a limited partner interest in DCP LP (other than the common units owned by DCP Midstream and its subsidiaries) issued and outstanding as of immediately prior to the effective time was converted into the right to receive $41.75 per common unit in cash, without interest. The DCP LP Merger increased our economic interest in DCP LP from 43.3% to 86.8%.

See Note 3—DCP Midstream, LLC and DCP Midstream, LP Mergers, in the Notes to Consolidated Financial Statements, for additional information regarding the DCP Midstream and DCP LP Mergers.

Business Environment
The Midstream segment includes our Transportation and NGL businesses. Our Transportation business contains fee-based operations not directly exposed to commodity price risk. Our NGL business, including DCP Midstream Class A Segment, DCP Sand Hills and DCP Southern Hills from August 18, 2022, forward, contains both fee-based operations and operations directly impacted by NGL, natural gas and condensate prices. During the second quarter of 2023, NGL and natural gas prices decreased, compared with the second quarter of 2022, due to warmer than usual weather, which negatively impacted heating demand.

The Chemicals segment consists of our 50% equity investment in Chevron Phillips Chemical Company LLC (CPChem). The chemicals and plastics industry is mainly a commodity-based industry where the margins for key products are based on supply and demand, as well as cost factors. During the second quarter of 2023, the benchmark high-density polyethylene chain margin decreased, compared with the second quarter of 2022, mainly due to increased polyethylene supply coupled with softened demand.

Our Refining segment results are driven by several factors, including market crack spreads, refinery throughput, feedstock costs, product yields, turnaround activity, and other operating costs. The price of U.S. benchmark crude oil, West Texas Intermediate (WTI) at Cushing, Oklahoma, decreased to an average of $73.78 per barrel during the second quarter of 2023, compared with an average of $108.66 per barrel in the second quarter of 2022. Market crack spreads are used as indicators of refining margins and measure the difference between market prices for refined petroleum products and crude oil. Worldwide market crack spreads decreased to an average of $28.65 per barrel during the second quarter of 2023, compared with an average of $46.72 per barrel in the second quarter of 2022. The decrease in market crack spreads were primarily driven by lower refined product and crude oil prices as a result of weaker diesel demand and energy supplies adjusting from the market instability caused by the outbreak of the Russia-Ukraine war in 2022.

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

RESULTS OF OPERATIONS

Unless otherwise indicated, discussion of results for the three and six months ended June 30, 2023, is based on a comparison with the corresponding periods of 2022.

Basis of Presentation

Effective August 18, 2022, forward, in connection with the DCP Midstream Merger we began consolidating the results of DCP Midstream Class A Segment, DCP Sand Hills and DCP Southern Hills. As a result of this transaction, we began presenting the results of DCP Midstream Class A Segment within the results of our NGL and Other business. Prior periods also have been updated to reflect the results of our equity investment in DCP Midstream prior to August 18, 2022, within the results of our NGL and Other business. See Note 3—DCP Midstream, LLC and DCP Midstream, LP Mergers, Note 4—Business Combinations, and Note 15—Fair Value Measurements, in the Notes to Consolidated Financial Statements, for additional information regarding the DCP Midstream Merger.

Effective October 1, 2022, we changed the organizational structure of the internal financial information reviewed by our President and Chief Executive Officer, and determined this resulted in a change in the composition of our operating segments. As part of the realignment, we moved the results and net assets of our Merey Sweeny vacuum distillation and delayed coker units at our Sweeny Refinery and the isomerization unit at our Lake Charles Refinery from our Midstream segment to our Refining segment. Additionally, commissions charged to the Refining segment by the M&S segment related to sales of specialty products were eliminated and the costs of the sales organization were reclassified from the M&S segment to the Refining segment. Further, we are no longer presenting disaggregated business line results for our Chemicals and M&S segments to align with changes in our internal financial reporting. The segment realignment and business line reporting changes are presented for the three and six months ended June 30, 2023, with the prior periods recast for comparability.

Consolidated Results

A summary of income before income taxes by business segment with a reconciliation to net income attributable to Phillips 66 follows:

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022

Midstream	$604	258	1,306	470
Chemicals	192	273	390	669
Refining	1,134	3,096	2,742	3,269
Marketing and Specialties	644	739	1,070	1,035
Corporate and Other	(330)	(260)	(613)	(509)
Income before income taxes	2,244	4,106	4,895	4,934
Income tax expense	510	924	1,084	1,095
Net income	1,734	3,182	3,811	3,839
Less: net income attributable to noncontrolling interests	37	15	153	90
Net income attributable to Phillips 66	$1,697	3,167	3,658	3,749

Our net income attributable to Phillips 66 in the second quarter of 2023 was $1.7 billion, compared with $3.2 billion in the second quarter of 2022. The decrease in net income attributable to Phillips 66 was primarily due to lower realized refining margins, partially offset by higher Midstream results from the increase in economic interest in DCP LP as a result of the DCP Midstream and DCP LP Mergers, as well as lower income tax expense.

Our net income attributable to Phillips 66 for the six months ended June 30, 2023 and 2022, was $3.7 billion. Our results were down slightly from the six months ended June 30, 2022 due to a decline in realized refining margins, lower equity earnings from CPChem and higher corporate restructuring costs. These reductions to earnings were partly offset by higher Midstream results, which reflect the increase in economic interest in DCP LP as a result of the DCP Midstream and DCP LP Mergers.

See the “Segment Results” section for additional information about our segment performance and Note 20—Income Taxes, in the Notes to Consolidated Financial Statements, for additional information regarding income taxes. See also Note 3—DCP Midstream, LLC and DCP Midstream, LP Mergers, in the Notes to Consolidated Financial Statements, for additional information regarding these merger transactions.

Statement of Income Analysis

Sales and other operating revenues for the second quarter and six-month period of 2023 decreased 28% and 18%, respectively, and purchased crude oil and products decreased 28% and 21%, respectively. These decreases were mainly due to lower prices for refined petroleum products, crude oil and NGL.

Equity in earnings of affiliates decreased 39% and 27% in the second quarter and six-month period of 2023, respectively. The decrease in both periods reflects lower equity earnings from DCP Midstream, DCP Sand Hills, DCP Southern Hills and Gray Oak Pipeline due to the DCP Midstream Merger in August 2022, as well as lower equity earnings from CPChem primarily due to a decline in margins. The second quarter of 2023 also reflects lower equity earnings from WRB, primarily due to lower margins, partially offset by improved operating costs. The decrease in the six-month period of 2023 was partially offset by higher equity earnings from WRB, driven by lower operating costs and improved margins. See Note 3—DCP Midstream, LLC and DCP Midstream, LP Mergers and the Chemicals segment analysis in the “Segment Results” section for additional information regarding CPChem.

Net gain (loss) on dispositions increased $21 million for the six-month period of 2023, primarily due to a before-tax gain associated with the sale of the Belle Chasse Terminal.

We had other income of $99 million and $147 million in the second quarter and six-month period of 2023, respectively, compared with other loss of $185 million and $328 million in the second quarter and six-month period of 2022, respectively. The improvements in both periods of 2023 were primarily driven by lower unrealized losses on our investment in NOVONIX and higher interest income. See Note 8—Investments, Loans and Long-Term Receivables, in the Notes to Consolidated Financial Statements, for additional information regarding our investment in NOVONIX.

Selling, general and administrative expenses increased 22% and 30% in the second quarter and six-month period of 2023, respectively. The increases were primarily due to consolidating DCP Midstream Class A Segment, DCP Sand Hills and DCP Southern Hills starting in August 2022, as well as restructuring costs associated with our business transformation.

Depreciation and amortization increased 38% and 39% in the second quarter and six-month period of 2023, respectively. The increases were primarily due to additional depreciation and amortization related to assets acquired as a result of consolidating DCP Midstream Class A Segment, DCP Southern Hills and DCP Sand Hills starting in August 2022.

Taxes other than income taxes increased 47% and 43% in the second quarter and six-month period of 2023, respectively. The increases were primarily due to consolidating DCP Midstream Class A Segment, DCP Sand Hills and DCP Southern Hills starting in August 2022 and higher crude oil and refined petroleum product excise taxes.

Interest and debt expense increased $133 million and $190 million in the second quarter and six-month period of 2023, respectively. The increase was primarily driven by higher average debt principal balances as a result of consolidating DCP Midstream Class A Segment, DCP Southern Hills and DCP Sand Hills starting in August 2022, as well as a $53 million before-tax loss on the early redemption of DCP LP’s 5.850% junior subordinated notes.

Income tax expense decreased $414 million in the six-month period of 2023, primarily due to lower results. See Note 20—Income Taxes, in the Notes to Consolidated Financial Statements, for information regarding our effective income tax rates.

Net income attributable to noncontrolling interests increased $22 million and $63 million in the second quarter and six-month period of 2023, respectively. The increases in both periods reflect the consolidation of DCP Midstream Class A Segment, DCP Sand Hills and DCP Southern Hills and the derecognition of a noncontrolling interest related to Gray Oak Holdings as a result of the DCP Midstream Merger in August 2022. The increase in the six-month period was also partially offset by a decrease due to the merger between us and Phillips 66 Partners LP (Phillips 66 Partners) that occurred in the first quarter of 2022. See Note 3—DCP Midstream, LLC and DCP Midstream, LP Mergers, Note 21—DCP Midstream Class A Segment, and Note 22—Phillips 66 Partners LP, in the Notes to Consolidated Financial Statements, for additional information regarding these merger transactions.

Segment Results

Midstream

	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022

	Millions of Dollars
Income (Loss) Before Income Taxes
Transportation	$284	250	590	528
NGL and Other	335	248	743	340
NOVONIX	(15)	(240)	(27)	(398)
Total Midstream	$604	258	1,306	470

	Thousands of Barrels Daily
Transportation Volumes
Pipelines*	3,254	3,066	3,147	3,082
Terminals	3,149	2,917	3,176	2,908
Operating Statistics
NGL fractionated**	738	469	699	461
NGL production***	444	438	433	419
* Pipelines represent the sum of volumes transported through each separately tariffed consolidated pipeline segment, excluding NGL pipelines.
** Includes 100% of DCP Midstream Class A Segment’s volumes from August 18, 2022, forward.
*** Includes 100% of DCP Midstream Class A Segment’s volumes.

Dollars Per Gallon
Market Indicator
Weighted-Average NGL Price*	$0.61	1.15	0.68	1.13
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

In connection with the DCP Midstream Merger, the results of our Transportation business reflect a decrease in our indirect economic interest in Gray Oak Pipeline to 6.5% from August 18, 2022, forward. Prior to August 18, 2022, the Transportation results presented in the table above reflect Gray Oak Holdings’ 65% economic interest in Gray Oak Pipeline. In addition, the results of our NGL and Other business include the consolidated results of DCP Midstream Class A Segment, DCP Sand Hills and DCP Southern Hills from August 18, 2022, forward. Prior to August 18, 2022, our investments in DCP Midstream, DCP Sand Hills and DCP Southern Hills were accounted for using the equity method. As a result of the DCP Midstream Merger and consolidation, equity earnings from our investment in DCP Midstream prior to the DCP Midstream Merger have been included with the results of our NGL and Other business.

In the Notes to Consolidated Financial Statements, see Note 3—DCP Midstream, LLC and DCP Midstream, LP Mergers, for additional information regarding the DCP Midstream Merger.

Results from our Midstream segment increased $346 million in the second quarter of 2023 and $836 million in the six-month period of 2023.

Results from our Transportation business increased $34 million and $62 million in the second quarter and six-month period of 2023, respectively. The increase in the second quarter of 2023 was primarily due to higher volumes and lower operating costs. The increase in the six-month period of 2023 included a gain of $36 million from the sale of the Belle Chasse Terminal. Excluding the gain on sale, results were up slightly from higher volumes and improved operating costs, partially offset by lower equity earnings driven by a decrease in our indirect economic interest in Gray Oak Pipeline in connection with the DCP Midstream Merger.

Results from our NGL and Other business increased $87 million and $403 million in the second quarter and six-month period of 2023, respectively. The increase in both periods was primarily due to the consolidation of DCP Midstream Class A Segment, DCP Sand Hills and DCP Southern Hills from August 18, 2022 forward. Additionally, for both periods, the benefit of improved volume and margin at the Sweeny Hub was partially offset by lower results from DCP Midstream Class A Segment driven by lower prices and restructuring costs.

The fair value of our investment in NOVONIX declined by $15 million in the second quarter of 2023, compared with $240 million in the second quarter of 2022. The fair value of our investment in NOVONIX declined by $27 million in the six-month period of 2023, compared with $398 million in the six-month period of 2022.

In the Notes to Consolidated Financial Statements, see Note 8—Investments, Loans and Long-Term Receivables, for additional information on our investment in NOVONIX.

See the “Executive Overview and Business Environment” section for information on market factors impacting this quarter’s results.

Chemicals

	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022

	Millions of Dollars

Income Before Income Taxes	$192	273	390	669

Millions of Pounds

CPChem Externally Marketed Sales Volumes*	5,892	6,057	11,598	12,296
* Represents 100% of CPChem’s outside sales of produced petrochemical products, as well as commission sales from equity affiliates.

Olefins and Polyolefins Capacity Utilization (percent)	98%	94	96	96

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

Results from the Chemicals segment decreased $81 million and $279 million in the second quarter and six-month period of 2023, respectively. The decrease in both periods was primarily due to a decline in margins, lower equity earnings from CPChem’s equity affiliates, partially offset by improved utility costs. The decline in margins in both periods was driven by lower sales prices.

See the “Executive Overview and Business Environment” section for information on market factors impacting CPChem’s results.

Refining

	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022

	Millions of Dollars
Income Before Income Taxes
Atlantic Basin/Europe	$149	1,102	291	1,254
Gulf Coast	243	906	948	947
Central Corridor	630	491	1,369	356
West Coast	112	597	134	712
Worldwide	$1,134	3,096	2,742	3,269

	Dollars Per Barrel
Income Before Income Taxes
Atlantic Basin/Europe	$3.33	22.10	3.45	12.81
Gulf Coast	4.83	17.25	9.33	9.05
Central Corridor	23.02	21.69	25.65	7.68
West Coast	3.58	19.77	2.25	12.05
Worldwide	7.38	19.95	9.17	10.62

Realized Refining Margins*
Atlantic Basin/Europe	$10.94	30.39	13.37	21.22
Gulf Coast	11.84	25.71	16.61	17.18
Central Corridor	22.62	26.72	24.68	17.12
West Coast	16.27	33.31	16.39	25.70
Worldwide	15.32	28.62	17.94	19.78
* See the “Non-GAAP Reconciliations” section for a reconciliation of this non-GAAP measure to the most directly comparable measure under generally accepted accounting principles in the United States (GAAP), income before income taxes per barrel.

	Thousands of Barrels Daily
	Three Months Ended June 30		Six Months Ended June 30
Operating Statistics	2023	2022	2023	2022
Refining operations*
Atlantic Basin/Europe
Crude oil capacity	537	537	537	537
Crude oil processed	464	526	453	515
Capacity utilization (percent)	86%	98	84	96
Refinery production	495	550	467	544
Gulf Coast
Crude oil capacity	529	529	529	529
Crude oil processed	498	500	509	498
Capacity utilization (percent)	94%	94	96	94
Refinery production	562	586	571	588
Central Corridor
Crude oil capacity	531	531	531	531
Crude oil processed	498	435	487	444
Capacity utilization (percent)	94%	82	92	84
Refinery production	519	446	507	460
West Coast
Crude oil capacity	319	364	319	364
Crude oil processed	314	306	297	300
Capacity utilization (percent)	98%	84	93	82
Refinery production	343	330	328	326
Worldwide
Crude oil capacity	1,916	1,961	1,916	1,961
Crude oil processed	1,774	1,767	1,746	1,757
Capacity utilization (percent)	93%	90	91	90
Refinery production	1,919	1,912	1,873	1,918
* Includes our share of equity affiliates.

The Refining segment refines crude oil and other feedstocks into petroleum products, such as gasoline, distillates and aviation fuels, as well as renewable fuels, at 12 refineries in the United States and Europe.

Results from our Refining segment decreased $1,962 million and $527 million in the second quarter and six-month period of 2023, respectively. The decrease in the second quarter of 2023 was primarily due to lower realized margins, partially offset by higher volumes. The decrease in the six-month period of 2023 was primarily due to lower realized margins. The decrease in realized margins in both periods was primarily driven by a decline in market crack spreads, partially offset by improved feedstock advantage.

Our worldwide refining crude oil capacity utilization rate was 93% and 91% in the second quarter and six-month period of 2023, compared with 90% in the second quarter and six-month period of 2022. See the “Executive Overview and Business Environment” section for information on market factors impacting this quarter’s results.

Marketing and Specialties

	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022

	Millions of Dollars

Income Before Income Taxes	$644	739	1,070	1,035

	Dollars Per Barrel
Income Before Income Taxes
U.S.	$2.45	2.86	2.14	2.00
International	5.67	7.30	5.30	4.14

Realized Marketing Fuel Margins*
U.S.	$2.88	3.24	2.61	2.42
International	7.28	8.20	6.87	5.27
* See the “Non-GAAP Reconciliations” section for a reconciliation of this non-GAAP measure to the most directly comparable GAAP measure, income before income taxes per barrel.

	Dollars Per Gallon
U.S. Average Wholesale Prices*
Gasoline	$2.99	3.88	2.90	3.48
Distillates	2.99	4.42	3.11	3.83
* On third-party branded petroleum product sales, excluding excise taxes.

	Thousands of Barrels Daily
Marketing Refined Petroleum Product Sales
Gasoline	1,225	1,176	1,168	1,152
Distillates	975	960	912	986
Other	20	19	19	18
	2,220	2,155	2,099	2,156

The M&S segment purchases for resale and markets refined petroleum products, such as gasoline, distillates and aviation fuels, as well as renewable fuels, mainly in the United States and Europe. In addition, this segment includes the manufacturing and marketing of base oils and lubricants.

Before-tax income from the M&S segment decreased $95 million in the second quarter of 2023, primarily driven by lower realized marketing fuel margins. Before-tax income from the M&S segment increased $35 million for the six-month period of 2023, primarily driven by higher realized marketing fuel margins, partially offset by lower results from trading activities and decreased equity earnings.

See the “Executive Overview and Business Environment” section for information on marketing fuel margins and other market factors impacting this quarter’s results.

Corporate and Other

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
Loss Before Income Taxes
Net interest expense	$(182)	(127)	(306)	(259)
Corporate overhead and other	(148)	(133)	(307)	(250)
Total Corporate and Other	$(330)	(260)	(613)	(509)

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

Net interest expense increased $55 million and $47 million, in the second quarter and six-month period of 2023, respectively. The increases were primarily driven by higher interest expense as a result of consolidating DCP Midstream Class A Segment and early redemption of DCP LP’s 5.850% junior subordinated notes, partially offset by increased interest income. See Note 11—Debt, in the Notes to Consolidated Financial Statements, for additional information regarding DCP LP’s redemption of its junior subordinated notes.

Corporate overhead and other costs increased $15 million and $57 million in the second quarter and six-month period of 2023, respectively. The increases were primarily due to restructuring costs associated with our business transformation, mainly related to consulting fees. See Note 23—Restructuring, in the Notes to Consolidated Financial Statements, for additional information regarding restructuring costs.

CAPITAL RESOURCES AND LIQUIDITY

Financial Indicators

	Millions of Dollars, Except as Indicated
	June 30 2023	December 31 2022

Cash and cash equivalents	$3,029	6,133
Short-term debt	832	529
Total debt	19,866	17,190
Total equity	31,060	34,106
Percent of total debt to capital*	39%	34
Percent of floating-rate debt to total debt	12%	—
* Capital includes total debt and total equity.

To meet our short- and long-term liquidity requirements, we use a variety of funding sources but rely primarily on cash generated from operating activities and debt financing. During the first six months of 2023, we generated $2.2 billion of cash from operations and had net borrowings of $2.6 billion. We used available cash primarily to repurchase $4 billion of noncontrolling interests in DCP LP, repurchase $2.1 billion of our common stock, pay dividends on our common stock of $960 million, and fund capital expenditures and investments of $929 million. During the first six months of 2023, cash and cash equivalents decreased to $3 billion.

Significant Sources of Capital

Operating Activities
During the first six months of 2023, cash generated by operating activities was $2.2 billion, compared with $2.9 billion for the first six months of 2022. The decrease was primarily due to lower distributions from equity affiliates and unfavorable working capital impacts.

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

Equity Affiliate Operating Distributions
Our operating cash flows are also impacted by distribution decisions made by our equity affiliates, including CPChem. During the first six months of 2023, cash from operations included aggregate distributions of $608 million from our equity affiliates. During the same period of 2022, cash from operations included aggregate distributions of $1.1 billion. The decrease in equity distributions was primarily due to lower distributions from CPChem. We cannot control the amount of future dividends from equity affiliates; therefore, future dividend payments by these equity affiliates are not assured.

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

Related Party Advance Term Loan Agreement
On May 31, 2023, we borrowed $75 million from WRB Refining LP under an Advance Term Loan agreement. The debt matures on May 31, 2038. Borrowings will bear interest at a floating rate of 1.042% plus Adjusted Term SOFR, payable on the last day of each month.

On July 31, 2023, we borrowed an additional $130 million under the Advance Term Loan agreement.

Term Loan Agreement
On March 27, 2023, Phillips 66 Company, a wholly owned subsidiary of Phillips 66, entered into a $1.5 billion delayed draw term loan agreement guaranteed by Phillips 66 (the Term Loan Agreement). The Term Loan Agreement provides for a single borrowing during a 90-day period commencing on the closing date, which borrowing was contingent upon the completion of the DCP LP Merger. The Term Loan Agreement contains customary covenants similar to those contained in our revolving credit agreement, including a maximum consolidated net debt-to-capitalization ratio of 65% as of the last day of each fiscal quarter. The Term Loan Agreement has customary events of default, such as nonpayment of principal when due; nonpayment of interest, fees or other amounts after grace periods; and violation of covenants. We may at any time prepay outstanding borrowings under the Term Loan Agreement, in whole or in part, without premium or penalty. Outstanding borrowings under the Term Loan Agreement bear interest at either: (a) Adjusted Term SOFR in effect from time to time plus the applicable margin; or (b) the reference rate plus the applicable margin, as defined in the Term Loan Agreement. As of June 30, 2023, $1.25 billion was borrowed under the Term Loan Agreement, which matures in June 2026. See Note 3—DCP Midstream, LLC and DCP Midstream, LP Mergers, for additional information regarding the DCP LP Merger.

Credit Facilities and Commercial Paper
Phillips 66 and Phillips 66 Company
On June 23, 2022, we entered into a $5 billion revolving credit facility with Phillips 66 Company as the borrower and Phillips 66 as the guarantor. At both June 30, 2023, and December 31, 2022, no amount had been drawn under the $5 billion revolving credit facility or $5 billion uncommitted commercial paper program.

DCP Midstream Class A Segment
At June 30, 2023, DCP LP had $850 million of borrowings outstanding under its $1.4 billion credit facility and $2 million of letters of credit had been issued that supported the credit facility. At December 31, 2022, DCP LP had no borrowings outstanding under its $1.4 billion credit facility, and $10 million in letters of credit had been issued that are supported by the credit facility.

As of June 30, 2023, and December 31, 2022, $280 million and $40 million of borrowings, respectively, were outstanding under DCP LP’s accounts receivable securitization facility, which are secured by its accounts receivable at DCP Receivables LLC.

Total Committed Capacity Available
At June 30, 2023, and December 31, 2022, we had approximately $5.6 billion and $6.7 billion, respectively, of total committed capacity available under the credit facilities described above.

Dispositions
On February 28, 2023, we closed on the sale of the Belle Chasse Terminal for approximately $76 million.

On August 1, 2023, we sold our 25% ownership interest in the South Texas Gateway Terminal for approximately $275 million.

Off-Balance Sheet Arrangements

Lease Residual Value Guarantees
Under the operating lease agreement for our headquarters facility in Houston, Texas, we have the option, at the end of the lease term in September 2025, to request to renew the lease, purchase the facility or assist the lessor in marketing it for resale. We have a residual value guarantee associated with the operating lease agreement with a maximum potential future exposure of $514 million at June 30, 2023. We also have residual value guarantees associated with railcar, truck and airplane leases with maximum potential future exposures totaling $164 million. These leases have remaining terms of four to ten years.

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

In February 2022, the U.S. Supreme Court (the Court) denied Dakota Access’ writ of certiorari requesting the Court to review the lower court’s decision to order the EIS and vacate the easement. Therefore, the requirement to prepare the EIS stands. Also in February 2022, the Tribe withdrew as a cooperating agency, causing the USACE to halt the EIS process while the USACE engaged with the Tribe on their reasons for withdrawing. The draft EIS process resumed in August of 2022, and release is expected in the third quarter of 2023.

Dakota Access and ETCO have guaranteed repayment of senior unsecured notes issued by a wholly owned subsidiary of Dakota Access in March 2019. On April 1, 2022, Dakota Access’ wholly owned subsidiary repaid $650 million aggregate principal amount of its outstanding senior notes upon maturity. We funded our 25% share, or $163 million, with a capital contribution of $89 million in March 2022 and $74 million of distributions we elected not to receive from Dakota Access in the first quarter of 2022. At June 30, 2023, the aggregate principal amount outstanding of Dakota Access’ senior unsecured notes was $1.85 billion.

In conjunction with the notes offering, Phillips 66 Partners, now a wholly owned subsidiary of Phillips 66, and its co-venturers in Dakota Access also provided a Contingent Equity Contribution Undertaking (CECU). Under the CECU, the co-venturers may be severally required to make proportionate equity contributions to Dakota Access if there is an unfavorable final judgment in the above-mentioned ongoing litigation. At June 30, 2023, our 25% share of the maximum potential equity contributions under the CECU was approximately $467 million.

If the pipeline is required to cease operations, and should Dakota Access and ETCO not have sufficient funds to pay ongoing expenses, we could be required to support our 25% share of the ongoing expenses, including scheduled interest payments on the notes of approximately $20 million annually, in addition to the potential obligations under the CECU at June 30, 2023.

See Note 12—Guarantees, in the Notes to Consolidated Financial Statements, for additional information regarding our guarantees.

Capital Requirements

Capital Expenditures and Investments
For information about our capital expenditures and investments, see the “Capital Spending” section below.

Debt Financing
Our debt balance at June 30, 2023, and December 31, 2022, was $19.9 billion and $17.2 billion, respectively. Our total debt-to-capital ratio was 39% and 34% at June 30, 2023, and December 31, 2022, respectively.

On May 19, 2023, DCP LP redeemed its 5.850% junior subordinated notes due May 2043 with an aggregate principal amount outstanding of $550 million using borrowings under its revolving credit and accounts receivable securitization facilities.

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

DCP LP Merger
On June 15, 2023, we completed the acquisition of all publicly held common units of DCP LP pursuant to the terms of the Agreement and Plan of Merger, dated as of January 5, 2023. The DCP LP Merger Agreement was entered into with DCP LP, its subsidiaries and its general partner entities, pursuant to which one of our wholly owned subsidiaries merged with and into DCP LP, with DCP LP surviving as a Delaware limited partnership. Under the terms of the DCP LP Merger Agreement, at the effective time of the DCP LP Merger, each publicly held common unit representing a limited partner interest in DCP LP (other than the common units owned by DCP Midstream and its subsidiaries) issued and outstanding as of immediately prior to the effective time was converted into the right to receive $41.75 per common unit in cash, without interest. The DCP LP Merger increased our economic interest in DCP LP from 43.3% to 86.8%.

We paid approximately $3.8 billion in cash consideration, funded through a combination of cash generated from operating activities and proceeds from the offering of the Notes and borrowings under the Term Loan Agreement.

See Note 3—DCP Midstream, LLC and DCP Midstream, LP Mergers, Note 11—Debt and Note 21—DCP Midstream Class A Segment, in the Notes to the Consolidated Financial Statements, for additional information regarding the DCP Midstream and DCP LP Mergers.

DCP LP Preferred Units
DCP LP redeemed its Series B preferred units with an aggregate liquidation preference of approximately $161 million in June 2023. DCP LP funded this redemption with borrowings under its credit facilities.

DCP LP Cash Distributions to Unitholders
DCP LP’s partnership agreement requires that, within 45 days after the end of each quarter, DCP LP distributes all available cash. During the six months ended June 30, 2023, DCP LP made cash distributions of $102 million to common unitholders other than Phillips 66 and its subsidiaries and $10 million to preferred unitholders.

On April 19, 2023, the board of directors of DCP Midstream GP, LLC, declared a quarterly distribution on DCP LP’s common units of $0.43 per common unit and a quarterly distribution on DCP LP’s Series B and Series C preferred units of $0.4922 and $0.4969 per unit, respectively. The distribution on the common units was paid on May 15, 2023, to unitholders of record on May 1, 2023. The Series B distribution was paid on June 15, 2023, to unitholders of record on June 1, 2023. The Series C distribution was paid on July 17, 2023, to unitholders of record on July 3, 2023.

On July 14, 2023, the board of directors of DCP Midstream, GP, LLC, declared a quarterly distribution on DCP LP’s common units of $0.43 per common unit and a quarterly distribution on DCP LP’s Series C preferred units of $0.4969 per unit. The distribution on the common units will be paid on August 11, 2023, to unitholders of record on July 31, 2023. The Series C distribution will be paid on October 16, 2023, to preferred unitholders of record on October 2, 2023.

See Note 21—DCP Midstream Class A Segment, in the Notes to the Consolidated Financial Statements, for additional information regarding the DCP LP public common unit acquisition and the redemption of DCP LP’s Series B preferred units.

Dividends
On May 10, 2023, our board of directors declared a quarterly cash dividend of $1.05 per common share. The dividend was paid on June 1, 2023, to shareholders of record at the close of business on May 22, 2023. On July 12, 2023, our board of directors declared a quarterly cash dividend of $1.05 per common share. This dividend is payable on September 1, 2023, to shareholders of record as of the close of business on August 18, 2023.

Share Repurchases
Since July 2012, our board of directors has authorized an aggregate of $20 billion of repurchases of our outstanding common stock. The authorizations do not have expiration dates. Future share repurchases are expected to be funded primarily through available cash. We are not obligated to repurchase any shares of common stock pursuant to these authorizations and may commence, suspend or terminate repurchases at any time. For the six months ended June 30, 2023, we repurchased 21.5 million shares at an aggregate cost of approximately $2.1 billion. Since the inception of our share repurchase program in 2012, we have repurchased 197.5 million shares at an aggregate cost of $16.2 billion. Shares of stock repurchased are held as treasury shares.

Employee Benefit Plan Contributions
During the six months ended June 30, 2023, we contributed $44 million to our U.S. pension and other postretirement benefit plans and $10 million to our international pension plans. We currently expect to make additional contributions of approximately $375 million to our U.S. pension and other postretirement benefit plans and approximately $10 million to our international pension plans during the remainder of 2023.

Rodeo Renewed
We expect the total capital project cost for the ongoing conversion of the San Francisco refinery in Rodeo, California into a renewable fuels facility to be approximately $1.25 billion. As a result, our projected capital spend on the Rodeo Renewed renewable fuels facility project in 2023 is expected to be approximately $200 million higher than budgeted.

Marketing and Specialties Acquisition
On August 1, 2023, we acquired certain marketing operations on the U.S. West Coast for cash consideration of approximately $260 million plus an adjustment for net working capital. The acquisition of these operations support the placement of renewable fuels that will be produced by the Rodeo Renewed facility.

Capital Spending

	Millions of Dollars
	Six Months Ended June 30
	2023	2022
Capital Expenditures and Investments
Midstream*	$300	268
Chemicals	—	—
Refining	556	393
Marketing and Specialties	36	30
Corporate and Other	37	55
Total Capital Expenditures and Investments	$929	746

Selected Equity Affiliates**
CPChem	519	274
WRB	92	89
	$611	363
* Includes 100% of DCP Midstream Class A Segment, DCP Sand Hills and DCP Southern Hills capital expenditures and investments from August 18, 2022, forward, net of acquired cash.
** Our share of joint ventures’ capital spending.

Midstream
During the first six months of 2023, capital spending in our Midstream segment, including DCP LP, was primarily driven by expansion of gathering systems in the DJ Basin and Permian Basin, along with other return projects, well connections, reliability and maintenance projects.

Chemicals
During the first six months of 2023, on a 100% basis, CPChem’s capital expenditures and investments were $1,038 million. The capital spending was primarily for the development of petrochemical projects on the U.S. Gulf Coast and in the Middle East, as well as sustaining, debottlenecking and optimization projects on existing assets. CPChem’s capital program was self-funded, and we expect CPChem to continue self-funding its capital program for the remainder of 2023.

Refining
Capital spending for the Refining segment during the first six months of 2023 was primarily for refinery upgrade projects to enhance the yield of high-value products, produce renewable diesel, improve operating integrity of key processing units, and safety-related projects.

Major capital activities included:

•Installation of facilities to improve product value at the Lake Charles refinery.

•Engineering of facilities, procurement of long-lead items and construction to produce biofuels at the San Francisco refinery.

•Installation of facilities to improve utilization and product value at the jointly owned Borger refinery.

Marketing and Specialties
Capital spending for the M&S segment during the first six months of 2023 was primarily for the continued development and enhancement of retail sites in Europe.

Corporate and Other
Capital spending for Corporate and Other during the first six months of 2023 was primarily for information technology and certain business transformation initiatives.

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

We are required to purchase RINs in the open market to satisfy the portion of our obligation under the Renewable Fuel Standard (RFS) that is not fulfilled by blending renewable fuels into the motor fuels we produce. For the six months ended June 30, 2023 and 2022, we incurred expenses of $293 million and $271 million, respectively, associated with our obligation to purchase RINs in the open market to comply with the RFS for our wholly owned refineries. These expenses are included in the “Purchased crude oil and products” line item on our consolidated statement of income. Our jointly owned refineries also incurred expenses associated with the purchase of RINs in the open market, of which our share was $217 million and $175 million for the six months ended June 30, 2023 and 2022, respectively. These expenses are included in the “Equity in earnings of affiliates” line item on our consolidated statement of income. The amount of these expenses and fluctuations between periods is primarily driven by the market price of RINs, refinery production, blending activities and renewable volume obligation requirements.

We occasionally receive requests for information or notices of potential liability from the Environmental Protection Agency (EPA) and state environmental agencies alleging that we are a potentially responsible party under the Federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or an equivalent state statute. On occasion, we also have been made a party to cost recovery litigation by those agencies or by private parties. These requests, notices and lawsuits assert potential liability for remediation costs at various sites that typically are not owned by us, but allegedly contain wastes attributable to our past operations. At June 30, 2023 and December 31, 2022, we had been notified of potential liability under CERCLA and comparable state laws at 22 sites within the United States.

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

GUARANTOR FINANCIAL INFORMATION

We have various cross guarantees between Phillips 66 and its wholly owned subsidiary Phillips 66 Company (together, the Obligor Group) with respect to publicly held debt securities. Phillips 66 conducts substantially all of its operations through subsidiaries, including Phillips 66 Company, and those subsidiaries generate substantially all of its operating income and cash flow. Phillips 66 has fully and unconditionally guaranteed the payment obligations of Phillips 66 Company with respect to its publicly held debt securities. In addition, Phillips 66 Company has fully and unconditionally guaranteed the payment obligations of Phillips 66 with respect to its publicly held debt securities. All guarantees are full and unconditional. At June 30, 2023, $13.3 billion of senior unsecured notes outstanding has been guaranteed by the Obligor Group.

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

The summarized results of operations for the six months ended June 30, 2023, and the summarized financial position at June 30, 2023, and December 31, 2022, for the Obligor Group on a combined basis were:

Summarized Combined Statement of Income	Millions of Dollars
Six Months Ended June 30, 2023
Sales and other operating revenues	$51,438
Revenues and other income—non-guarantor subsidiaries	2,885
Purchased crude oil and products—third parties	30,041
Purchased crude oil and products—related parties	7,603
Purchased crude oil and products—non-guarantor subsidiaries	10,820
Income before income taxes	2,811
Net income	2,203

Summarized Combined Balance Sheet	Millions of Dollars
	June 30 2023	December 31 2022
Accounts and notes receivable—third parties	$4,968	5,485
Accounts and notes receivable—related parties	1,085	1,376
Due from non-guarantor subsidiaries, current	1,022	741
Total current assets	13,237	15,566
Investments and long-term receivables	11,139	10,433
Net properties, plants and equipment	11,830	11,652
Goodwill	1,047	1,047
Due from non-guarantor subsidiaries, noncurrent	2,216	2,163
Other assets associated with non-guarantor subsidiaries	1,854	2,144
Total noncurrent assets	29,838	29,209
Total assets	43,075	44,775

Due to non-guarantor subsidiaries, current	$2,467	2,297
Total current liabilities	11,508	11,148
Long-term debt	13,738	12,060
Due to non-guarantor subsidiaries, noncurrent	7,951	7,088
Total noncurrent liabilities	27,814	25,223
Total liabilities	39,322	36,371
Total equity	3,753	8,404
Total liabilities and equity	43,075	44,775

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

	Millions of Dollars, Except as Indicated
Realized Refining Margins	Atlantic Basin/ Europe	Gulf Coast	Central Corridor	West Coast	Worldwide

Three Months Ended June 30, 2023
Income before income taxes	$149	243	630	112	1,134
Plus:
Taxes other than income taxes	17	25	26	31	99
Depreciation, amortization and impairments	53	63	38	55	209
Selling, general and administrative expenses	8	4	17	8	37
Operating expenses	235	249	157	300	941
Equity in (earnings) losses of affiliates	2	—	(119)	—	(117)
Other segment (income) expense, net	4	12	(3)	2	15
Proportional share of refining gross margins contributed by equity affiliates	22	—	313	—	335
Realized refining margins	$490	596	1,059	508	2,653

Total processed inputs (thousands of barrels)	44,781	50,266	27,370	31,246	153,663
Adjusted total processed inputs (thousands of barrels)*	44,781	50,266	46,841	31,246	173,134

Income before income taxes per barrel (dollars per barrel)**	$3.33	4.83	23.02	3.58	7.38
Realized refining margins (dollars per barrel)***	10.94	11.84	22.62	16.27	15.32

Three Months Ended June 30, 2022
Income before income taxes	$1,102	906	491	597	3,096
Plus:
Taxes other than income taxes	14	22	18	19	73
Depreciation, amortization and impairments	51	67	36	63	217
Selling, general and administrative expenses	7	5	13	8	33
Operating expenses	296	320	264	306	1,186
Equity in (earnings) losses of affiliates	2	3	(228)	—	(223)
Other segment expense, net	8	1	2	—	11
Proportional share of refining gross margins contributed by equity affiliates	26	—	469	—	495
Special items:
Regulatory compliance costs	9	26	22	13	70
Realized refining margins	$1,515	1,350	1,087	1,006	4,958

Total processed inputs (thousands of barrels)	49,854	52,523	22,635	30,199	155,211
Adjusted total processed inputs (thousands of barrels)*	49,854	52,523	40,629	30,199	173,205

Income before income taxes per barrel (dollars per barrel)**	$22.10	17.25	21.69	19.77	19.95
Realized refining margins (dollars per barrel)***	30.39	25.71	26.72	33.31	28.62
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

	Millions of Dollars, Except as Indicated
Realized Refining Margins	Atlantic Basin/ Europe	Gulf Coast	Central Corridor	West Coast	Worldwide

Six Months Ended June 30, 2023
Income before income taxes	$291	948	1,369	134	2,742
Plus:
Taxes other than income taxes	39	58	51	64	212
Depreciation, amortization and impairments	103	123	76	109	411
Selling, general and administrative expenses	18	8	38	18	82
Operating expenses	600	535	323	650	2,108
Equity in (earnings) losses of affiliates	4	(1)	(319)	—	(316)
Other segment (income) expense, net	24	17	(4)	3	40
Proportional share of refining gross margins contributed by equity affiliates	48	—	715	—	763
Realized refining margins	$1,127	1,688	2,249	978	6,042

Total processed inputs (thousands of barrels)	84,253	101,615	53,374	59,662	298,904
Adjusted total processed inputs (thousands of barrels)*	84,253	101,615	91,156	59,662	336,686

Income before income taxes per barrel (dollars per barrel)**	$3.45	9.33	25.65	2.25	9.17
Realized refining margins (dollars per barrel)***	13.37	16.61	24.68	16.39	17.94

Six Months Ended June 30, 2022
Income before income taxes	$1,254	947	356	712	3,269
Plus:
Taxes other than income taxes	33	49	36	43	161
Depreciation, amortization and impairments	103	123	71	123	420
Selling, general and administrative expenses	13	9	26	15	63
Operating expenses	592	637	448	612	2,289
Equity in (earnings) losses of affiliates	5	5	(212)	—	(202)
Other segment (income) expense, net	20	1	(2)	1	20
Proportional share of refining gross margins contributed by equity affiliates	49	—	674	—	723
Special items:
Regulatory compliance costs	9	26	22	13	70
Realized refining margins	$2,078	1,797	1,419	1,519	6,813

Total processed inputs (thousands of barrels)	97,869	104,674	46,326	59,076	307,945
Adjusted total processed inputs (thousands of barrels)*	97,869	104,674	82,896	59,076	344,515

Income before income taxes per barrel (dollars per barrel)**	$12.81	9.05	7.68	12.05	10.62
Realized refining margins (dollars per barrel)***	21.22	17.18	17.12	25.70	19.78
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

	Millions of Dollars, Except as Indicated
	Three Months Ended June 30, 2023		Three Months Ended June 30, 2022
	U.S.	International	U.S.	International
Realized Marketing Fuel Margins
Income before income taxes	$432	145	489	185
Plus:
Depreciation and amortization	3	21	3	19
Selling, general and administrative expenses	204	63	210	62
Equity in earnings of affiliates	(12)	(30)	(16)	(32)
Other operating revenues*	(122)	(2)	(139)	(9)
Other (income) expense, net	4	5	6	(3)
Marketing margins	509	202	553	222
Less: margin for nonfuel related sales	—	16	—	14
Realized marketing fuel margins	$509	186	553	208

Total fuel sales volumes (thousands of barrels)	176,349	25,569	170,899	25,329

Income before income taxes per barrel (dollars per barrel)	$2.45	5.67	2.86	7.30
Realized marketing fuel margins (dollars per barrel)**	2.88	7.28	3.24	8.20
* Includes other nonfuel revenues.
** Realized marketing fuel margins per barrel, as presented, are calculated using the underlying realized marketing fuel margin amounts, in dollars, divided by sales volumes, in barrels. As such, recalculated per barrel amounts using the rounded margins and barrels presented may differ from the presented per barrel amounts.

	Millions of Dollars, Except as Indicated
	Six Months Ended June 30, 2023		Six Months Ended June 30, 2022
	U.S.	International	U.S.	International
Realized Marketing Fuel Margins
Income before income taxes	$705	270	680	208
Plus:
Depreciation and amortization	6	39	6	37
Selling, general and administrative expenses	385	125	392	125
Equity in earnings of affiliates	(15)	(52)	(23)	(58)
Other operating revenues*	(230)	(15)	(246)	(21)
Other expense, net	9	11	12	1
Marketing margins	860	378	821	292
Less: margin for nonfuel related sales	—	28	—	27
Realized marketing fuel margins	$860	350	821	265

Total fuel sales volumes (thousands of barrels)	329,011	50,949	340,095	50,255

Income before income taxes per barrel (dollars per barrel)	$2.14	5.30	2.00	4.14
Realized marketing fuel margins (dollars per barrel)**	2.61	6.87	2.42	5.27
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
•The ability to achieve the expected benefits of the DCP LP integration.
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
•Domestic and international economic and political developments including armed hostilities, such as the Russia-Ukraine war, instability in the financial services and banking sector, excess inflation, rising interest rates, expropriation of assets and changes in fiscal policy.
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
•The factors generally described in Item 1A.—Risk Factors in our 2022 Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our commodity price risk and interest rate risk at June 30, 2023, did not differ materially from the risks disclosed under Item 7A of our 2022 Annual Report on Form 10-K.

Item 4.   CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported within the time periods specified in U.S. Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. As of June 30, 2023, with the participation of management, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer carried out an evaluation, pursuant to Rule 13a-15(b) of the Act, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of June 30, 2023.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, in the quarterly period ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

From time to time, we may be involved in litigation and claims arising out of our operations in the normal course of business. Additionally, we have elected a $300,000 threshold to disclose certain proceedings arising under federal, state or local environmental laws when a governmental authority is a party to the proceedings. During the second quarter of 2023, no such new matters arose and no material developments occurred with respect to matters previously reported but still unresolved. We do not currently believe that the eventual outcome of any matters previously reported but still unresolved, individually or in the aggregate, could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Further, our U.S. refineries are implementing two separate consent decrees, regarding alleged violations of the Federal Clean Air Act, with the EPA, five states and one local air pollution agency. Some of the requirements and limitations contained in the decrees provide for stipulated penalties for violations. Stipulated penalties under the decrees are not automatic, but must be requested by one of the agency signatories. As part of periodic reports under the decrees or other reports required by permits or regulations, we occasionally report matters that could be subject to a request for stipulated penalties. If a specific request for stipulated penalties meeting the reporting threshold set forth in U.S. Securities and Exchange Commission (SEC) rules is made pursuant to these decrees based on a given reported exceedance, we will separately report that matter and the amount of the proposed penalty. We received such a request in the first quarter of 2023, which was described in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023. There have been no further developments with respect to this matter.

See Note 13—Contingencies and Commitments, in the Notes to Consolidated Financial Statements, for additional information.

Item 1A.   RISK FACTORS

There have been no material changes from the risk factors disclosed in Item 1A of our 2022 Annual Report on Form 10-K and Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

				Millions of Dollars
Period	Total Number of Shares Purchased*	Average Price Paid per Share**	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs***	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2023	3,893,914	$103.36	3,893,914	$4,765
May 1-31, 2023	5,043,391	95.41	5,043,391	4,284
June 1-30, 2023	4,732,154	96.29	4,732,154	3,828
Total	13,669,459	$97.98	13,669,459
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

Item 5.   OTHER INFORMATION

During the quarter ended June 30, 2023, no director or Section 16 officer adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408(a) of Regulation S-K).

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

Date: August 3, 2023