Form 10-Q
period 2023-09-30
Phillips 66
filed 2023-11-03
CIK 1534701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	001-35349

Phillips 66
(Exact name of registrant as specified in its charter)

Delaware	45-3779385
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The registrant had 439,955,575 shares of common stock, $0.01 par value, outstanding as of September 30, 2023.

PHILLIPS 66

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Consolidated Statement of Income	Phillips 66

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
Revenues and Other Income
Sales and other operating revenues	$39,643	44,955	109,129	129,711
Equity in earnings of affiliates	562	782	1,736	2,384
Net gain on dispositions	102	1	124	2
Other income	15	3,026	162	2,698
Total Revenues and Other Income	40,322	48,764	111,151	134,795

Costs and Expenses
Purchased crude oil and products	34,330	38,646	94,242	114,786
Operating expenses	1,633	1,612	4,595	4,383
Selling, general and administrative expenses	669	617	1,867	1,538
Depreciation and amortization	488	430	1,459	1,127
Impairments	3	—	15	2
Taxes other than income taxes	171	133	552	400
Accretion on discounted liabilities	6	5	19	17
Interest and debt expense	221	158	679	426
Foreign currency transaction (gains) losses	(12)	5	15	24
Total Costs and Expenses	37,509	41,606	103,443	122,703
Income before income taxes	2,813	7,158	7,708	12,092
Income tax expense	670	1,618	1,754	2,713
Net Income	2,143	5,540	5,954	9,379
Less: net income attributable to noncontrolling interests	46	149	199	239
Net Income Attributable to Phillips 66	$2,097	5,391	5,755	9,140

Net Income Attributable to Phillips 66 Per Share of Common Stock (dollars)
Basic	$4.72	11.19	12.65	19.37
Diluted	4.69	11.16	12.59	19.31

Weighted-Average Common Shares Outstanding (thousands)
Basic	444,283	481,388	454,440	471,375
Diluted	447,258	483,036	457,205	473,452
See Notes to Consolidated Financial Statements.

Consolidated Statement of Comprehensive Income	Phillips 66

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022

Net Income	$2,143	5,540	5,954	9,379
Other comprehensive income (loss)
Defined benefit plans
Net actuarial loss arising during the period	—	(4)	—	(17)
Amortization of net actuarial loss, prior service credit and settlements	2	42	17	93
Plans sponsored by equity affiliates	—	9	3	15
Income taxes on defined benefit plans	(1)	(7)	(5)	(15)
Defined benefit plans, net of income taxes	1	40	15	76
Foreign currency translation adjustments	(112)	(305)	62	(632)
Income taxes on foreign currency translation adjustments	(2)	4	(2)	7
Foreign currency translation adjustments, net of income taxes	(114)	(301)	60	(625)
Other Comprehensive Income (Loss), Net of Income Taxes	(113)	(261)	75	(549)
Comprehensive Income	2,030	5,279	6,029	8,830
Less: comprehensive income attributable to noncontrolling interests	46	149	199	239
Comprehensive Income Attributable to Phillips 66	$1,984	5,130	5,830	8,591
See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet	Phillips 66

	Millions of Dollars
	September 30 2023	December 31 2022
Assets
Cash and cash equivalents	$3,539	6,133
Accounts and notes receivable (net of allowances of $71 million in 2023 and $67 million in 2022)	10,530	9,497
Accounts and notes receivable—related parties	1,446	1,488
Inventories	5,732	3,276
Prepaid expenses and other current assets	1,249	1,528
Total Current Assets	22,496	21,922
Investments and long-term receivables	15,316	14,950
Net properties, plants and equipment	35,533	35,163
Goodwill	1,555	1,486
Intangibles	926	831
Other assets	1,960	2,090
Total Assets	$77,786	76,442

Liabilities
Accounts payable	$12,043	10,748
Accounts payable—related parties	667	575
Short-term debt	913	529
Accrued income and other taxes	1,345	1,397
Employee benefit obligations	777	764
Other accruals	1,671	1,876
Total Current Liabilities	17,416	15,889
Long-term debt	18,531	16,661
Asset retirement obligations and accrued environmental costs	869	879
Deferred income taxes	7,234	6,671
Employee benefit obligations	581	937
Other liabilities and deferred credits	1,166	1,299
Total Liabilities	45,797	42,336

Equity
Common stock (2,500,000,000 shares authorized at $0.01 par value) Issued (2023—654,552,047 shares; 2022—652,373,645 shares)
Par value	7	7
Capital in excess of par	19,603	19,791
Treasury stock (at cost: 2023—214,596,472 shares; 2022—186,529,667 shares)	(18,155)	(15,276)
Retained earnings	29,751	25,432
Accumulated other comprehensive loss	(385)	(460)
Total Stockholders’ Equity	30,821	29,494
Noncontrolling interests	1,168	4,612
Total Equity	31,989	34,106
Total Liabilities and Equity	$77,786	76,442
See Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows	Phillips 66

	Millions of Dollars
	Nine Months Ended September 30
	2023	2022
Cash Flows From Operating Activities
Net income	$5,954	9,379
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,459	1,127
Impairments	15	2
Accretion on discounted liabilities	19	17
Deferred income taxes	673	1,146
Undistributed equity earnings	(767)	(985)
Loss on early redemption of debt	53	—
Net gain on dispositions	(124)	(2)
Gain related to merger of businesses	—	(3,013)
Unrealized investment loss	34	418
Other	(455)	15
Working capital adjustments
Accounts and notes receivable	(1,025)	(4,430)
Inventories	(2,262)	(970)
Prepaid expenses and other current assets	162	(462)
Accounts payable	1,344	2,656
Taxes and other accruals	(241)	1,165
Net Cash Provided by Operating Activities	4,839	6,063

Cash Flows From Investing Activities
Capital expenditures and investments	(1,784)	(1,481)
Return of investments in equity affiliates	159	78
Proceeds from asset dispositions	370	3
Advances/loans—related parties	—	(75)
Collection of advances/loans—related parties	1	236
Other	72	(17)
Net Cash Used in Investing Activities	(1,182)	(1,256)

Cash Flows From Financing Activities
Issuance of debt	5,725	—
Repayment of debt	(3,625)	(1,957)
Issuance of common stock	103	67
Repurchase of common stock	(2,861)	(760)
Dividends paid on common stock	(1,425)	(1,337)
Distributions to noncontrolling interests	(140)	(104)
Repurchase of noncontrolling interests	(3,957)	—
Other	(87)	(55)
Net Cash Used in Financing Activities	(6,267)	(4,146)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	16	(64)

Net Change in Cash and Cash Equivalents	(2,594)	597
Cash and cash equivalents at beginning of period	6,133	3,147
Cash and Cash Equivalents at End of Period	$3,539	3,744
See Notes to Consolidated Financial Statements.

Consolidated Statement of Changes in Equity	Phillips 66

	Millions of Dollars
	Three Months Ended September 30
	Attributable to Phillips 66
	Common Stock
	Par Value	Capital in Excess of Par	Treasury Stock	Retained Earnings	Accum. Other Comprehensive Loss	Noncontrolling Interests	Total

June 30, 2023	$7	19,463	(17,422)	28,122	(272)	1,162	31,060
Net income	—	—	—	2,097	—	46	2,143
Other comprehensive loss	—	—	—	—	(113)	—	(113)
Dividends paid on common stock ($1.05 per share)	—	—	—	(465)	—	—	(465)
Repurchase of common stock	—	—	(733)	—	—	—	(733)
Benefit plan activity	—	123	—	(3)	—	—	120
Distributions to noncontrolling interests	—	—	—	—	—	(15)	(15)
Acquisition of noncontrolling interests in DCP Midstream, LP	—	17	—	—	—	(25)	(8)
September 30, 2023	$7	19,603	(18,155)	29,751	(385)	1,168	31,989

June 30, 2022	$7	19,717	(13,802)	19,087	(733)	297	24,573
Net income	—	—	—	5,391	—	149	5,540
Other comprehensive loss	—	—	—	—	(261)	—	(261)
Dividends paid on common stock ($0.97 per share)	—	—	—	(466)	—	—	(466)
Repurchase of common stock	—	—	(724)	—	—	—	(724)
Benefit plan activity	—	21	—	(4)	—	—	17
Distributions to noncontrolling interests	—	—	—	—	—	(3)	(3)
Merger of DCP Midstream, LLC and Gray Oak Holdings LLC	—	—	—	—	—	4,633	4,633
September 30, 2022	$7	19,738	(14,526)	24,008	(994)	5,076	33,309

	Shares
	Three Months Ended September 30
	Common Stock Issued	Treasury Stock

June 30, 2023	653,361,255	208,073,327
Repurchase of common stock	—	6,523,145
Shares issued—share-based compensation	1,190,792	—
September 30, 2023	654,552,047	214,596,472

June 30, 2022	651,697,833	170,646,736
Repurchase of common stock	—	8,565,824
Shares issued—share-based compensation	146,940	—
September 30, 2022	651,844,773	179,212,560
See Notes to Consolidated Financial Statements.

	Millions of Dollars
	Nine Months Ended September 30
	Attributable to Phillips 66
	Common Stock
	Par Value	Capital in Excess of Par	Treasury Stock	Retained Earnings	Accum. Other Comprehensive Loss	Noncontrolling Interests	Total

December 31, 2022	$7	19,791	(15,276)	25,432	(460)	4,612	34,106
Net income	—	—	—	5,755	—	199	5,954
Other comprehensive income	—	—	—	—	75	—	75
Dividends paid on common stock ($3.15 per share)	—	—	—	(1,425)	—	—	(1,425)
Repurchase of common stock	—	—	(2,879)	—	—	—	(2,879)
Benefit plan activity	—	173	—	(11)	—	1	163
Distributions to noncontrolling interests	—	—	—	—	—	(140)	(140)
Acquisition of noncontrolling interests in DCP Midstream, LP	—	(361)	—	—	—	(3,504)	(3,865)
September 30, 2023	$7	19,603	(18,155)	29,751	(385)	1,168	31,989

December 31, 2021	$7	20,504	(17,116)	16,216	(445)	2,471	21,637
Net income	—	—	—	9,140	—	239	9,379
Other comprehensive loss	—	—	—	—	(549)	—	(549)
Dividends paid on common stock ($2.86 per share)	—	—	—	(1,337)	—	—	(1,337)
Repurchase of common stock	—	—	(790)	—	—	—	(790)
Benefit plan activity	—	135	—	(11)	—	—	124
Distributions to noncontrolling interests	—	—	—	—	—	(104)	(104)
Acquisition of noncontrolling interest in Phillips 66 Partners LP	—	(901)	3,380	—	—	(2,163)	316
Merger of DCP Midstream, LLC and Gray Oak Holdings LLC	—	—	—	—	—	4,633	4,633
September 30, 2022	$7	19,738	(14,526)	24,008	(994)	5,076	33,309

	Shares
	Nine Months Ended September 30
	Common Stock Issued	Treasury Stock
December 31, 2022	652,373,645	186,529,667
Repurchase of common stock	—	28,066,805
Shares issued—share-based compensation	2,178,402	—
September 30, 2023	654,552,047	214,596,472

December 31, 2021	650,026,318	211,771,827
Repurchase of common stock	—	9,265,969
Shares issued—share-based compensation	1,818,455	—
Shares issued—acquisition of noncontrolling interest in Phillips 66 Partners LP	—	(41,825,236)
September 30, 2022	651,844,773	179,212,560
See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements	Phillips 66

Note 1—Interim Financial Information

The unaudited interim financial information presented in the financial statements included in this report is prepared in accordance with generally accepted accounting principles in the United States (GAAP) and includes all known accruals and adjustments necessary, in the opinion of management, for a fair presentation of the consolidated financial position of Phillips 66 and its results of operations and cash flows for the periods presented. Unless otherwise specified, all such adjustments are of a normal and recurring nature. Certain notes and other information have been condensed or omitted from the interim financial statements included in this report. Therefore, these interim financial statements should be read in conjunction with the consolidated financial statements and notes included in our 2022 Annual Report on Form 10-K. The results of operations for the three and nine months ended September 30, 2023, are not necessarily indicative of the results expected for the full year.

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

We hold a 33.33% direct ownership interest in DCP Sand Hills Pipeline, LLC (DCP Sand Hills) and DCP Southern Hills Pipeline, LLC (DCP Southern Hills). DCP LP holds the remaining 66.67% ownership interest in these entities. As a result of the governance rights granted to us over DCP Midstream Class A Segment and the governance rights we hold through our direct ownership interests, we obtained controlling financial interests in these entities in connection with the DCP Midstream Merger. As a result of the DCP Midstream Merger, our aggregate direct and indirect economic interests in DCP Sand Hills and DCP Southern Hills increased from 52.2% to 62.2%.

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

DCP Midstream, LP Merger (DCP LP Merger)
On June 15, 2023, we completed the acquisition of all publicly held common units of DCP LP pursuant to the terms of the Agreement and Plan of Merger, dated as of January 5, 2023 (DCP LP Merger Agreement). The DCP LP Merger Agreement was entered into with DCP LP, its subsidiaries and its general partner entities, pursuant to which one of our wholly owned subsidiaries merged with and into DCP LP, with DCP LP surviving as a Delaware limited partnership. Under the terms of the DCP LP Merger Agreement, at the effective time of the DCP LP Merger, each publicly held common unit representing a limited partner interest in DCP LP (other than the common units owned by DCP Midstream and its subsidiaries) issued and outstanding as of immediately prior to the effective time was converted into the right to receive $41.75 per common unit in cash, without interest. We accounted for the DCP LP Merger as an equity transaction. The DCP LP Merger increased our aggregate direct and indirect economic interest in DCP LP from 43.3% to 86.8% and our aggregate direct and indirect economic interests in DCP Sand Hills and DCP Southern Hills increased from 62.2% to 91.2%.

See Note 21—DCP Midstream Class A Segment, for additional information regarding the equity transaction.

Note 4—Business Combinations

Marketing and Specialties Acquisition
On August 1, 2023, our M&S segment acquired a marketing business on the U.S. West Coast for total consideration of $269 million. These operations were acquired to support the placement of renewable diesel that will be produced by our Rodeo renewable fuels facility. At September 30, 2023, we provisionally recorded $143 million of amortizable intangible assets, primarily customer relationships; $77 million of PP&E, including finance lease right of use assets; $42 million of net working capital; $63 million of finance lease liabilities and $70 million of goodwill for this acquisition. The fair values of the assets acquired and liabilities assumed are preliminary and subject to change until we finalize our accounting for this acquisition.

DCP Midstream Merger
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

The aggregate purchase consideration noted above was allocated to the assets acquired and liabilities assumed of the entities consolidated based upon their estimated fair values as of the DCP Midstream Merger on August 17, 2022. We finalized the valuation of the assets acquired and liabilities assumed during the three months ended September 30, 2023, prior to the end of the one-year measurement period on August 16, 2023.

The following table shows the purchase price allocation as of the date of the DCP Midstream Merger, and cumulative adjustments we have made through the end of the measurement period:

	Millions of Dollars
	As Originally Reported	Adjustments	As Adjusted
Fair value of assets acquired:
Cash and cash equivalents	$98	—	98
Accounts and notes receivable	1,003	—	1,003
Inventories	74	238	312
Prepaid expenses and other current assets	439	13	452
Investments and long-term receivables	2,192	(125)	2,067
Properties, plants and equipment	12,837	193	13,030
Intangibles	36	(36)	—
Other assets	343	(158)	185
Total assets acquired	17,022	125	17,147
Fair value of liabilities assumed:
Accounts payable	912	3	915
Short-term debt	625	(2)	623
Accrued income and other taxes	107	13	120
Employee benefit obligation—current	50	22	72
Other accruals	497	(6)	491
Long-term debt	4,541	40	4,581
Asset retirement obligations and accrued environmental costs	168	16	184
Deferred income taxes	40	14	54
Employee benefit obligations	54	—	54
Other liabilities and deferred credits	227	36	263
Total liabilities assumed	7,221	136	7,357
Fair value of net assets	9,801	(11)	9,790
Less: Fair value of noncontrolling interests	4,910	(11)	4,899
Total merger consideration	$4,891	—	4,891

The adjustments reflected in the table above include reclassification adjustments we made to the purchase price allocation to conform with our historical presentation and adjustments we have made to the estimated fair value of certain assets acquired and liabilities assumed during the measurement period. The adjustments to our purchase price allocation recorded in the nine months ended September 30, 2023, were not material. See Note 15—Fair Value Measurements, for additional information on the determination of the fair value of the DCP Midstream Merger.

In connection with the DCP Midstream Merger, we recognized before-tax gains totaling $2,831 million from remeasuring our previously held equity investments in DCP Midstream, DCP Sand Hills and DCP Southern Hills to their fair values and a before-tax gain of $182 million related to the transfer of a 35.75% indirect economic interest in Gray Oak Pipeline to our co-venturer. These before-tax gains are included in the “Other income” line item on our consolidated statement of income for the three and nine months ended September 30, 2022, and are reported in the Midstream segment. See Note 15—Fair Value Measurements, for additional information on the determination of the fair value of DCP Midstream Class A Segment, DCP Sand Hills and DCP Southern Hills.

Pro Forma Financial Information
The following unaudited pro forma financial information presents consolidated results for the three and nine months ended September 30, 2022, as if assuming the DCP Midstream Merger occurred on January 1, 2021. The unaudited pro forma information includes adjustments based on available information, and we believe the estimates and assumptions used are reasonable and that the significant effects of the transactions are properly reflected in the unaudited pro forma information. An aggregate before-tax gain of $2,831 million was included in the pro forma financial information for the nine months ended September 30, 2021, which is related to the remeasurement of the previously held equity investments in DCP Midstream, DCP Sand Hills and DCP Southern Hills to their fair values in connection with the DCP Midstream Merger. Adjustments related to the economic interest change in our equity investment in Gray Oak Pipeline were excluded from the pro forma financial information.

The unaudited pro forma financial information presented is for comparative purposes only and does not give effect to any potential synergies that could be achieved and is not necessarily indicative of the results of future operations.

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Sales and other operating revenues (millions)	$46,892	136,848
Net Income Attributable to Phillips 66 (millions)	3,129	6,963
Net Income Attributable to Phillips 66 per share—basic (dollars)	6.50	14.76
Net Income Attributable to Phillips 66 per share—diluted (dollars)	6.48	14.71

Note 5—Sales and Other Operating Revenues

Disaggregated Revenues
The following tables present our disaggregated sales and other operating revenues:

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
Product Line and Services
Refined petroleum products	$29,974	33,690	81,209	102,482
Crude oil resales	5,391	6,146	14,606	15,694
Natural gas liquids (NGL) and natural gas	3,886	4,217	11,564	10,702
Services and other*	392	902	1,750	833
Consolidated sales and other operating revenues	$39,643	44,955	109,129	129,711

Geographic Location**
United States	$32,468	36,126	87,523	103,910
United Kingdom	3,708	4,485	10,889	13,168
Germany	1,477	1,769	4,155	4,944
Other countries	1,990	2,575	6,562	7,689
Consolidated sales and other operating revenues	$39,643	44,955	109,129	129,711
* Includes derivatives-related activities. See Note 14—Derivatives and Financial Instruments, for additional information.
** Sales and other operating revenues are attributable to countries based on the location of the operations generating the revenues.

Contract-Related Assets and Liabilities
At September 30, 2023, and December 31, 2022, receivables from contracts with customers were $10,137 million and $8,749 million, respectively. Significant noncustomer balances, such as buy/sell receivables and excise tax receivables, were excluded from these amounts.

Our contract-related assets also include payments we make to our marketing customers related to incentive programs. An incentive payment is initially recognized as an asset and subsequently amortized as a reduction to revenue over the contract term, which generally ranges from 5 to 15 years. At September 30, 2023, and December 31, 2022, our asset balances related to such payments were $527 million and $505 million, respectively.

Our contract liabilities represent advances from our customers prior to product or service delivery. At September 30, 2023, and December 31, 2022, contract liabilities were $228 million and $156 million, respectively.

Remaining Performance Obligations
Most of our contracts with customers are spot contracts or term contracts with only variable consideration. We do not disclose remaining performance obligations for these contracts as the expected duration is one year or less or because the variable consideration has been allocated entirely to an unsatisfied performance obligation. We also have certain contracts in our Midstream segment that include minimum volume commitments with fixed pricing. At September 30, 2023, the remaining performance obligations related to these minimum volume commitment contracts amounted to $391 million. This amount excludes variable consideration and estimates of variable rate escalation clauses in our contracts with customers, and is expected to be recognized through 2031 with a weighted average remaining life of three years as of September 30, 2023.

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

At September 30, 2023, and December 31, 2022, we reported $11,976 million and $10,985 million of accounts and notes receivable, respectively, net of allowances of $71 million and $67 million, respectively. Based on an aging analysis at September 30, 2023, more than 95% of our accounts receivable were outstanding less than 60 days.

We are also exposed to credit losses from off-balance sheet exposures, such as guarantees of joint venture debt and standby letters of credit. See Note 12—Guarantees, and Note 13—Contingencies and Commitments, for more information regarding these off-balance sheet exposures.

Note 7—Inventories

Inventories consisted of the following:

	Millions of Dollars
	September 30 2023	December 31 2022

Crude oil and petroleum products	$5,326	2,914
Materials and supplies	406	362
	$5,732	3,276

Inventories valued on the last-in, first-out (LIFO) basis totaled $5,140 million and $2,635 million at September 30, 2023, and December 31, 2022, respectively. The estimated excess of current replacement cost over LIFO cost of inventories amounted to approximately $7.7 billion and $6.3 billion at September 30, 2023, and December 31, 2022, respectively.

Certain planned reductions in inventory that are not expected to be replaced by the end of the year cause liquidations of LIFO inventory values. LIFO inventory liquidations increased our net income by $11 million and $16 million in the three and nine months ended September 30, 2023, respectively. The impact of LIFO inventory liquidations was immaterial for the three months ended September 30, 2022 and increased our net income by $43 million in the nine months ended September 30, 2022.

Note 8—Investments, Loans and Long-Term Receivables

Equity Investments

Dakota Access, LLC (Dakota Access) and Energy Transfer Crude Oil Company, LLC (ETCO)
In 2020, the trial court presiding over litigation brought by the Standing Rock Sioux Tribe (the Tribe) ordered the U.S. Army Corps of Engineers (USACE) to prepare an Environmental Impact Statement (EIS) addressing an easement under Lake Oahe in North Dakota. The trial court later vacated the easement. Although the easement is vacated, the USACE has no plans to stop pipeline operations while it proceeds with the EIS, and the Tribe’s request for a shutdown was denied in May 2021. In June 2021, the trial court dismissed the litigation entirely. Once the EIS is completed, new litigation or challenges may be filed.

In February 2022, the U.S. Supreme Court (the Court) denied Dakota Access’ writ of certiorari requesting the Court to review the trial court’s decision to order the EIS and vacate the easement. Therefore, the requirement to prepare the EIS stood. Also in February 2022, the Tribe withdrew as a cooperating agency, causing the USACE to halt the EIS process while the USACE engaged with the Tribe on their reasons for withdrawing.

The draft EIS process resumed in August 2022, and in September 2023 the USACE published its draft EIS for public comment. The USACE identified five potential outcomes, but did not indicate which one it preferred. The options comprise two “no action” alternatives where the USACE would deny an easement to Dakota Access and require it to shut down the pipeline and either remove the pipe from under Lake Oahe, or allow the pipeline to be abandoned-in-place under the lake. The USACE also identified three “action” alternatives; two of them contemplate that the USACE would reissue the easement to Dakota Access under essentially the same terms as 2017 with either the same or a larger volume of oil allowed through the pipeline, while the third option would decommission the current pipeline and require construction of a new line 39 miles upstream from the current location. Although the USACE has not indicated when it will issue its final decision, no decision is expected until 2024.

Dakota Access and ETCO have guaranteed repayment of senior unsecured notes issued by a wholly owned subsidiary of Dakota Access in March 2019. On April 1, 2022, Dakota Access’ wholly owned subsidiary repaid $650 million aggregate principal amount of its outstanding senior notes upon maturity. We funded our 25% share, or $163 million, with a capital contribution of $89 million in March 2022 and $74 million of distributions we elected not to receive from Dakota Access in the first quarter of 2022. At September 30, 2023, the aggregate principal amount outstanding of Dakota Access’ senior unsecured notes was $1.85 billion.

In conjunction with the notes offering, Phillips 66 Partners LP (Phillips 66 Partners), now a wholly owned subsidiary of Phillips 66, and its co-venturers in Dakota Access also provided a Contingent Equity Contribution Undertaking (CECU). Under the CECU, the co-venturers may be severally required to make proportionate equity contributions to Dakota Access if there is an unfavorable final judgment in the above-mentioned ongoing litigation. At September 30, 2023, our 25% share of the maximum potential equity contributions under the CECU was approximately $467 million.

If the pipeline is required to cease operations, it may have a material adverse effect on our results of operations and cash flows. Should operations cease and Dakota Access and ETCO not have sufficient funds to pay its expenses, we also could be required to support our 25% share of the ongoing expenses, including scheduled interest payments on the notes of approximately $20 million annually, in addition to the potential obligations under the CECU at September 30, 2023.

At September 30, 2023, the aggregate book value of our investments in Dakota Access and ETCO was $644 million.

CF United LLC (CF United)
We own a 50% voting interest and a 48% economic interest in CF United, a retail marketing joint venture with operations primarily on the U.S. West Coast. CF United is considered a VIE because our co-venturer has an option to require us to purchase its interest based on a fixed multiple. The put option became effective July 1, 2023, and expires on March 31, 2024. Based on current conditions, we do not believe the put option will be exercised during the option period. However, the put option is viewed as a variable interest as the purchase price on the exercise date may not represent the then-current fair value of CF United. We have determined that we are not the primary beneficiary because we and our co-venturer jointly direct the activities of CF United that most significantly impact economic performance. At September 30, 2023, our maximum exposure to loss was comprised of our $282 million investment in CF United, and any potential future loss resulting from the put option should the purchase price based on a fixed multiple exceed the then-current fair value of CF United.

OnCue Holdings, LLC (OnCue)
We hold a 50% interest in OnCue, a joint venture that owns and operates retail convenience stores. We fully guaranteed various debt agreements of OnCue and our co-venturer did not participate in the guarantees. This entity is considered a VIE because our debt guarantees resulted in OnCue not being exposed to all potential losses. We have determined we are not the primary beneficiary because we do not have the power to direct the activities that most significantly impact economic performance. At September 30, 2023, our maximum exposure to loss was $228 million, which represented the book value of our investment in OnCue of $162 million and guaranteed debt obligations of $66 million.

DCP Midstream, DCP Sand Hills, DCP Southern Hills, and Gray Oak Pipeline—Prior to the DCP Midstream Merger on August 17, 2022, we held:

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

See Note 3—DCP Midstream, LLC and DCP Midstream, LP Mergers, for additional information about the DCP Midstream Merger.

Midstream Investment Disposition
On August 1, 2023, we sold our 25% ownership interest in the South Texas Gateway Terminal for $275 million and recognized a before-tax gain of $101 million. The before-tax gain is included in the “Net gain on dispositions” line item on our consolidated statement of income for the three and nine months ended September 30, 2023, and is reported in the Midstream segment.

Other Investments
In September 2021, we acquired 78 million ordinary shares, representing a 16% ownership interest, in NOVONIX Limited (NOVONIX), which are traded on the Australian Securities Exchange. NOVONIX is a Brisbane, Australia-based company that develops technology and supplies materials for lithium-ion batteries. Since we do not have significant influence over the operating and financial policies of NOVONIX and the shares we own have a readily determinable fair value, our investment is recorded at fair value at the end of each reporting period. The fair value of our investment is recorded in the “Investments and long-term receivables” line item on our consolidated balance sheet. The change in the fair value of our investment due to fluctuations in NOVONIX’s stock price, or unrealized investment losses, is recorded in the “Other income” line item of our consolidated statement of income, while changes due to foreign currency fluctuations are recorded in the “Foreign currency transaction (gains) losses” line item on our consolidated statement of income. The fair value of our investment in NOVONIX was $42 million at September 30, 2023. The fair value of our investment in NOVONIX declined by $9 million and $36 million during the three and nine months ended September 30, 2023, respectively, reflecting unrealized investment losses of $8 million and $34 million and immaterial unrealized foreign currency losses in both periods. The fair value of our investment in NOVONIX declined by $33 million and $431 million during the three and nine months ended September 30, 2022, respectively, reflecting unrealized investment losses of $28 million and $418 million and unrealized foreign currency losses of $5 million and $13 million, respectively. See Note 15—Fair Value Measurements, for additional information regarding the recurring fair value measurement of our investment in NOVONIX.

Note 9—Properties, Plants and Equipment

Our gross investment in PP&E and the associated accumulated depreciation and amortization (Accum. D&A) balances were as follows:

	Millions of Dollars
	September 30, 2023			December 31, 2022
	Gross PP&E	Accum. D&A	Net PP&E	Gross PP&E	Accum. D&A	Net PP&E

Midstream	$26,016	4,169	21,847	25,422	3,524	21,898
Chemicals	—	—	—	—	—	—
Refining	24,944	12,888	12,056	24,200	12,523	11,677
Marketing and Specialties	1,902	1,113	789	1,800	1,058	742
Corporate and Other	1,629	788	841	1,568	722	846
	$54,491	18,958	35,533	52,990	17,827	35,163

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

	Three Months Ended September 30				Nine Months Ended September 30
	2023		2022		2023		2022
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Amounts Attributed to Phillips 66 Common Stockholders (millions):
Net Income Attributable to Phillips 66	$2,097	2,097	5,391	5,391	5,755	5,755	9,140	9,140
Income allocated to participating securities	(2)	—	(3)	—	(8)	—	(8)	—
Net income available to common stockholders	$2,095	2,097	5,388	5,391	5,747	5,755	9,132	9,140

Weighted-average common shares outstanding (thousands):	442,599	444,283	479,355	481,388	452,666	454,440	469,339	471,375
Effect of share-based compensation	1,684	2,975	2,033	1,648	1,774	2,765	2,036	2,077
Weighted-average common shares outstanding—EPS	444,283	447,258	481,388	483,036	454,440	457,205	471,375	473,452

Earnings Per Share of Common Stock (dollars)	$4.72	4.69	11.19	11.16	12.65	12.59	19.37	19.31

Note 11—Debt

Debt Issuances and Repayments
On May 19, 2023, DCP LP redeemed its 5.850% junior subordinated notes due May 2043 with an aggregate principal amount outstanding of $550 million using borrowings under its revolving credit and accounts receivable securitization facilities. On the date of redemption, our carrying value of DCP LP’s junior subordinated notes was $497 million, which resulted in a $53 million before-tax loss. DCP LP’s junior subordinated notes were adjusted to fair value on August 17, 2022, in connection with the consolidation of DCP LP. See Note 15—Fair Value Measurements, for additional information regarding the fair value of DCP LP’s junior subordinated notes.

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

Related Party Advance Term Loan Agreements
At September 30, 2023, and December 31, 2022, borrowings outstanding under Advance Term Loan agreements with WRB Refining LP (WRB) totaled $290 million and $25 million, respectively. Borrowings under these agreements are due between 2035 and 2038 and bear interest at a floating rate based on Adjusted Term SOFR plus an applicable margin, payable on the last day of each month.

Term Loan Agreement
On March 27, 2023, Phillips 66 Company, a wholly owned subsidiary of Phillips 66, entered into a $1.5 billion delayed draw term loan agreement guaranteed by Phillips 66 (the Term Loan Agreement). The Term Loan Agreement provides for a single borrowing during a 90-day period commencing on the closing date, which borrowing was contingent upon the completion of the DCP LP Merger. The Term Loan Agreement contains customary covenants similar to those contained in our revolving credit agreement, including a maximum consolidated net debt-to-capitalization ratio of 65% as of the last day of each fiscal quarter. The Term Loan Agreement has customary events of default, such as nonpayment of principal when due; nonpayment of interest, fees or other amounts after grace periods; and violation of covenants. We may at any time prepay outstanding borrowings under the Term Loan Agreement, in whole or in part, without premium or penalty. Outstanding borrowings under the Term Loan Agreement bear interest at either: (a) Adjusted Term SOFR in effect from time to time plus the applicable margin; or (b) the reference rate plus the applicable margin, as defined in the Term Loan Agreement. At September 30, 2023, $1.25 billion was borrowed under the Term Loan Agreement, which matures in June 2026.

See Note 3—DCP Midstream, LLC and DCP Midstream, LP Mergers, for additional information regarding the DCP LP Merger.

Credit Facilities and Commercial Paper
Phillips 66 and Phillips 66 Company
We have a $5 billion revolving credit facility with Phillips 66 Company as the borrower and Phillips 66 as the guarantor and a $5 billion commercial paper program with Phillips 66 as the borrower that is supported by the revolving credit facility. At both September 30, 2023, and December 31, 2022, no amount had been drawn under the $5 billion revolving credit facility or $5 billion uncommitted commercial paper program.

DCP Midstream Class A Segment
At September 30, 2023, DCP LP had $110 million of borrowings outstanding under its $1.4 billion credit facility and $2 million of letters of credit had been issued that are supported by the credit facility. At December 31, 2022, DCP LP had no borrowings outstanding under its $1.4 billion credit facility, and $10 million in letters of credit had been issued that are supported by the credit facility.

At September 30, 2023, and December 31, 2022, $350 million and $40 million of borrowings, respectively, were outstanding under DCP LP’s accounts receivable securitization facility, which are secured by its accounts receivable at DCP Receivables LLC.

Note 12—Guarantees

At September 30, 2023, we were liable for certain contingent obligations under various contractual arrangements as described below. We recognize a liability for the fair value of our obligation as a guarantor for newly issued or modified guarantees. Unless the carrying amount of the liability is noted below, we have not recognized a liability either because the guarantees were issued prior to December 31, 2002, or because the fair value of the obligation is immaterial. In addition, unless otherwise stated, we are not currently performing with any significance under the guarantees and expect future performance to be either immaterial or have only a remote chance of occurrence.

Lease Residual Value Guarantees
Under the operating lease agreement for our headquarters facility in Houston, Texas, we have the option, at the end of the lease term in September 2025, to request to renew the lease, purchase the facility or assist the lessor in marketing it for resale. We have a residual value guarantee associated with the operating lease agreement with a maximum potential future exposure of $514 million at September 30, 2023. We also have residual value guarantees associated with railcar, airplane and truck leases with maximum potential future exposures totaling $164 million. These leases have remaining terms of one to ten years.

Guarantees of Joint Venture Obligations
In March 2019, Phillips 66 Partners and its co-venturers in Dakota Access provided a CECU in conjunction with a senior unsecured notes offering. See Note 8—Investments, Loans and Long-Term Receivables, for additional information regarding Dakota Access and the CECU.

At September 30, 2023, we also had other guarantees outstanding primarily for our portion of certain joint venture debt, which have remaining terms of up to two years. The maximum potential future exposures under these guarantees were approximately $90 million. Payment would be required if a joint venture defaults on its obligations.

Indemnifications
Over the years, we have entered into various agreements to sell ownership interests in certain corporations, joint ventures and assets that gave rise to indemnifications. Agreements associated with these sales include indemnifications for taxes, litigation, environmental liabilities, permits and licenses, employee claims, and real estate tenant defaults. The provisions of these indemnifications vary greatly. The majority of these indemnifications are related to environmental issues, which generally have indefinite terms and potentially unlimited exposure. At September 30, 2023, and December 31, 2022, the carrying amount of recorded indemnifications was $143 million and $137 million, respectively.

We amortize the indemnification liability over the relevant time period, if one exists, based on the facts and circumstances surrounding each type of indemnity. In cases where the indemnification term is indefinite, we will reverse the liability when we have information to support the reversal. Although it is reasonably possible future payments may exceed amounts recorded, due to the nature of the indemnifications, it is not possible to make a reasonable estimate of the maximum potential amount of future payments. At September 30, 2023, and December 31, 2022, environmental accruals for known contamination of $115 million and $108 million, respectively, were included in the carrying amount of the recorded indemnifications noted above. These environmental accruals were primarily included in the “Asset retirement obligations and accrued environmental costs” line item on our consolidated balance sheet. For additional information about environmental liabilities, see Note 13—Contingencies and Commitments.

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

We are currently participating in environmental assessments and cleanups at numerous federal Superfund and comparable state sites. After an assessment of environmental exposures for cleanup and other costs, we make accruals on an undiscounted basis (except those pertaining to sites acquired in a business combination, which we record on a discounted basis) for planned investigation and remediation activities for sites where it is probable future costs will be incurred and these costs can be reasonably estimated. At September 30, 2023, our total environmental accruals were $453 million, compared with $434 million at December 31, 2022. We expect to incur a substantial amount of these expenditures within the next 30 years. We have not reduced these accruals for possible insurance recoveries. In the future, we may be involved in additional environmental assessments, cleanups and proceedings.

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

At September 30, 2023, we had performance obligations secured by letters of credit and bank guarantees of $1.1 billion related to various purchase and other commitments incident to the ordinary conduct of business.

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

	Millions of Dollars
	September 30, 2023				December 31, 2022
	Commodity Derivatives		Effect of Collateral Netting	Net Carrying Value Presented on the Balance Sheet	Commodity Derivatives		Effect of Collateral Netting	Net Carrying Value Presented on the Balance Sheet
	Assets	Liabilities			Assets	Liabilities

Assets
Prepaid expenses and other current assets	$4,722	(4,418)	(25)	279	1,331	(1,110)	—	221
Other assets	49	(25)	—	24	46	(1)	—	45
Liabilities
Other accruals	1,773	(1,959)	85	(101)	471	(750)	90	(189)
Other liabilities and deferred credits	—	(13)	1	(12)	12	(35)	—	(23)
Total	$6,544	(6,415)	61	190	1,860	(1,896)	90	54

At September 30, 2023, and December 31, 2022, there was $2 million and $93 million, respectively, of cash collateral paid that was not offset on our consolidated balance sheet.

The realized and unrealized gains (losses) incurred from commodity derivatives, and the line items where they appear on our consolidated statement of income, were:

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022

Sales and other operating revenues	$(339)	432	(79)	(123)
Other income	(38)	22	(28)	84
Purchased crude oil and products	(495)	166	(392)	(315)
Net gain (loss) from commodity derivative activity	$(872)	620	(499)	(354)

The following table summarizes our material net exposures resulting from outstanding commodity derivative contracts. These financial and physical derivative contracts are primarily used to manage price exposure on our underlying operations. The underlying exposures may be from nonderivative positions such as inventory volumes. Financial derivative contracts may also offset physical derivative contracts, such as forward purchase and sales contracts. The percentage of our derivative contract volumes expiring within the next 12 months was more than 90% at September 30, 2023, and December 31, 2022.

	Open Position Long / (Short)
	September 30 2023	December 31 2022
Commodity
Crude oil, refined petroleum products, NGL and renewable feedstocks (millions of barrels)	(36)	(25)
Natural gas (billions of cubic feet)	(29)	(77)

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

The aggregate fair values of all derivative instruments with such credit-risk-related contingent features that were in a liability position were immaterial at September 30, 2023, and December 31, 2022.

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

The carrying values and fair values by hierarchy of our financial assets and liabilities, either carried or disclosed at fair value, including any effects of counterparty and collateral netting, were:

	Millions of Dollars
	September 30, 2023
	Fair Value Hierarchy			Total Fair Value of Gross Assets & Liabilities	Effect of Counterparty Netting	Effect of Collateral Netting	Difference in Carrying Value and Fair Value	Net Carrying Value Presented on the Balance Sheet
	Level 1	Level 2	Level 3
Commodity Derivative Assets
Exchange-cleared instruments	$6,381	44	1	6,426	(6,216)	(25)	—	185
Physical forward contracts	—	117	1	118	—	—	—	118
Rabbi trust assets	144	—	—	144	N/A	N/A	—	144
Investment in NOVONIX	42	—	—	42	N/A	N/A	—	42
	$6,567	161	2	6,730	(6,216)	(25)	—	489

Commodity Derivative Liabilities
Exchange-cleared instruments	$6,303	39	1	6,343	(6,216)	(86)	—	41
Physical forward contracts	—	72	—	72	—	—	—	72
Floating-rate debt	—	2,000	—	2,000	N/A	N/A	—	2,000
Fixed-rate debt, excluding finance leases and software obligations	—	15,635	—	15,635	N/A	N/A	1,489	17,124
	$6,303	17,746	1	24,050	(6,216)	(86)	1,489	19,237

	Millions of Dollars
	December 31, 2022
	Fair Value Hierarchy			Total Fair Value of Gross Assets & Liabilities	Effect of Counterparty Netting	Effect of Collateral Netting	Difference in Carrying Value and Fair Value	Net Carrying Value Presented on the Balance Sheet
	Level 1	Level 2	Level 3
Commodity Derivative Assets
Exchange-cleared instruments	$1,615	130	3	1,748	(1,582)	—	—	166
OTC instruments	—	7	16	23	—	—	—	23
Physical forward contracts	—	86	3	89	(12)	—	—	77
Rabbi trust assets	126	—	—	126	N/A	N/A	—	126
Investment in NOVONIX	78	—	—	78	N/A	N/A	—	78
Other investments	42	1	—	43	N/A	N/A	—	43
	$1,861	224	22	2,107	(1,594)	—	—	513

Commodity Derivative Liabilities
Exchange-cleared instruments	$1,676	164	5	1,845	(1,582)	(90)	—	173
OTC instruments	—	9	—	9	—	—	—	9
Physical forward contracts	—	42	—	42	(12)	—	—	30
Floating-rate debt	—	65	—	65	N/A	N/A	—	65
Fixed-rate debt, excluding finance leases and software obligations	—	15,871	—	15,871	N/A	N/A	977	16,848
	$1,676	16,151	5	17,832	(1,594)	(90)	977	17,125

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

Equity Method Investments
The fair value of the investments we acquired that are accounted for under the equity method was $2,034 million. The fair value of these assets was determined using the income approach. The income approach used discounted cash flow models that require various observable and non-observable inputs, such as margins, tariffs and rates, utilization, volumes, product costs, operating expenses, capital expenditures, terminal-year values and risk-adjusted discount rates. These valuations resulted in Level 3 nonrecurring fair value measurements.

PP&E
The fair value of PP&E was $13,030 million. The fair value of these assets was determined primarily using the cost approach. The cost approach used assumptions for the current replacement costs of similar plant and equipment assets adjusted for estimated physical deterioration, functional obsolescence and economic obsolescence. The fair value of properties was determined using a sales comparison approach. These valuations resulted in Level 3 nonrecurring fair value measurements.

Debt
The fair value of DCP LP’s senior and junior subordinated notes was measured using a market approach, based on the average of quotes for the acquired debt from major financial institutions. These valuations resulted in Level 2 nonrecurring fair value measurements.

Noncontrolling Interests
As a result of our consolidation of the DCP Midstream Class A Segment, the noncontrolling interests held in the DCP Midstream Class A Segment were recorded at their fair values on the DCP Midstream Merger date. These noncontrolling interests on the DCP Midstream Merger date primarily included Enbridge’s indirect economic interest in DCP LP, the public holders of DCP LP’s common units and the public holders of DCP LP’s preferred units. The fair value of the noncontrolling interests in DCP LP’s common units was based on their unit market price as of the date of the DCP Midstream Merger, August 17, 2022. The fair value of the noncontrolling interests in DCP LP’s publicly traded preferred units was based on their respective market price as of the date of the DCP Midstream Merger, August 17, 2022. These valuations resulted in Level 1 nonrecurring fair value measurements. The fair value of the noncontrolling interests in DCP LP’s other preferred units was based on an income approach that used projected distributions that were discounted using an average implied yield of DCP LP’s publicly traded preferred units and expected redemption dates. This valuation resulted in a Level 2 nonrecurring fair value measurement.

Gains Related to DCP Midstream Merger
In connection with the DCP Midstream Merger, we recognized before-tax gains totaling $2,831 million from remeasuring our previously held equity investments to their fair values and a before-tax gain of $182 million related to the transfer of a 35.75% indirect economic interest in Gray Oak Pipeline to our co-venturer. The fair values of our previously held equity interest in DCP Midstream and the equity interest in Gray Oak Pipeline we transferred were primarily based on DCP LP’s publicly traded common unit market price on the effective date of the merger, August 17, 2022, the cash consideration contributed and obligations that were deemed to be effectively settled. This valuation resulted in Level 1 nonrecurring fair value measurements. The fair values of our previously held equity interests in DCP Sand Hills and DCP Southern Hills were determined using the income approach. The income approach used discounted cash flow models that require various observable and non-observable inputs, such as tariffs, volumes, operating expenses, capital expenditures, terminal-year values and risk-adjusted discount rates. These valuations resulted in Level 3 nonrecurring fair value measurements.

Note 16—Pension and Postretirement Plans

The components of net periodic benefit (credit) cost for the three and nine months ended September 30, 2023 and 2022, were as follows:

	Millions of Dollars
	Pension Benefits				Other Benefits
	2023		2022		2023	2022
	U.S.	Int’l.	U.S.	Int’l.
Components of Net Periodic Benefit Cost
Three Months Ended September 30
Service cost	$27	3	28	6	1	1
Interest cost	29	8	28	5	2	1
Expected return on plan assets	(31)	(11)	(31)	(13)	—	—
Amortization of prior service credit	—	—	—	—	—	—
Amortization of net actuarial loss (gain)	3	—	6	3	(2)	(1)
Settlements	1	—	20	9	—	—
Net periodic benefit cost*	$29	—	51	10	1	1

Nine Months Ended September 30
Service cost	$81	9	98	21	3	3
Interest cost	88	24	70	16	6	4
Expected return on plan assets	(94)	(32)	(109)	(44)	—	—
Amortization of prior service credit	—	—	—	—	—	(1)
Amortization of net actuarial loss (gain)	9	(2)	18	9	(5)	(2)
Settlements	15	—	45	9	—	—
Net periodic benefit (credit) cost*	$99	(1)	122	11	4	4
* Included in the “Operating expenses” and “Selling, general and administrative expenses” line items on our consolidated statement of income.

During the nine months ended September 30, 2023, we contributed $401 million to our U.S. pension and other postretirement benefit plans and $15 million to our international pension plans. We currently expect to make additional contributions of approximately $10 million to our U.S. pension and other postretirement benefit plans and approximately $5 million to our international pension plans during the remainder of 2023. Cash contributions are included in the “Other” line item of the “Cash Flows From Operating Activities” section of our consolidated statement of cash flows.

Note 17—Accumulated Other Comprehensive Loss

Changes in the balances of each component of accumulated other comprehensive loss were as follows:

	Millions of Dollars
	Defined Benefit Plans	Foreign Currency Translation	Hedging	Accumulated Other Comprehensive Loss

December 31, 2022	$(122)	(336)	(2)	(460)
Other comprehensive income before reclassifications	2	60	—	62
Amounts reclassified from accumulated other comprehensive loss
Defined benefit plans*
Amortization of net actuarial loss and settlements	13	—	—	13
Foreign currency translation	—	—	—	—
Hedging	—	—	—	—
Net current period other comprehensive income	15	60	—	75
September 30, 2023	$(107)	(276)	(2)	(385)

December 31, 2021	$(398)	(45)	(2)	(445)
Other comprehensive loss before reclassifications	(1)	(625)	—	(626)
Amounts reclassified from accumulated other comprehensive loss
Defined benefit plans*
Amortization of net actuarial loss, prior service credit and settlements	77	—	—	77
Foreign currency translation	—	—	—	—
Hedging	—	—	—	—
Net current period other comprehensive income (loss)	76	(625)	—	(549)
September 30, 2022	$(322)	(670)	(2)	(994)
* Included in the computation of net periodic benefit cost. See Note 16—Pension and Postretirement Plans, for additional information.

Note 18—Related Party Transactions

Significant transactions with related parties were:

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022

Operating revenues and other income (a)(d)	$1,126	1,599	3,489	4,914
Purchases (b)(d)	5,006	5,705	12,662	16,589
Operating expenses and selling, general and administrative expenses (c)	77	69	225	209

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

Note 19—Segment Disclosures and Related Information

Effective October 1, 2022, we changed the organizational structure of the internal financial information reviewed by our President and Chief Executive Officer, and determined this resulted in a change in the composition of our operating segments. As part of the realignment, we moved the results and net assets of our Merey Sweeny vacuum distillation and delayed coker units at our Sweeny Refinery and the isomerization unit at our Lake Charles Refinery from our Midstream segment to our Refining segment. Additionally, commissions charged to the Refining segment by the M&S segment related to sales of specialty products were eliminated and the costs of the sales organization were reclassified from the M&S segment to the Refining segment. The segment realignment is presented for the three and nine months ended September 30, 2023, with prior periods recast for comparability.

Our operating segments are:

1)Midstream—Provides natural gas and NGL transportation, storage, fractionation, gathering, processing and marketing services, as well as crude oil and refined petroleum product transportation, terminaling and processing services, mainly in the United States. As a result of the DCP Midstream Merger on August 17, 2022, we began consolidating DCP Midstream Class A Segment, as well as DCP Sand Hills and DCP Southern Hills. See Note 3—DCP Midstream, LLC and DCP Midstream, LP Mergers. This segment also includes our 16% investment in NOVONIX.

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

Intersegment sales are at prices that we believe approximate market.

Analysis of Results by Operating Segment

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
Sales and Other Operating Revenues*
Midstream
Total sales	$4,581	4,966	13,997	12,743
Intersegment eliminations	(645)	(708)	(2,016)	(2,184)
Total Midstream	3,936	4,258	11,981	10,559
Chemicals	—	—	—	—
Refining
Total sales	25,743	29,966	71,090	87,067
Intersegment eliminations	(16,556)	(18,230)	(45,101)	(54,684)
Total Refining	9,187	11,736	25,989	32,383
Marketing and Specialties
Total sales	27,347	29,763	73,719	89,313
Intersegment eliminations	(835)	(816)	(2,587)	(2,570)
Total Marketing and Specialties	26,512	28,947	71,132	86,743
Corporate and Other	8	14	27	26
Consolidated sales and other operating revenues	$39,643	44,955	109,129	129,711
* See Note 5—Sales and Other Operating Revenues, for further details on our disaggregated sales and other operating revenues.

Income (Loss) Before Income Taxes
Midstream	$712	3,608	2,018	4,078
Chemicals	104	135	494	804
Refining	1,710	2,907	4,452	6,176
Marketing and Specialties	633	828	1,703	1,863
Corporate and Other	(346)	(320)	(959)	(829)
Consolidated income before income taxes	$2,813	7,158	7,708	12,092

	Millions of Dollars
	September 30 2023	December 31 2022
Total Assets
Midstream	$29,514	30,273
Chemicals	7,260	6,785
Refining	23,322	21,581
Marketing and Specialties	12,467	9,939
Corporate and Other	5,223	7,864
Consolidated total assets	$77,786	76,442

Note 20—Income Taxes

Our effective income tax rates for the three and nine months ended September 30, 2023 were 24% and 23%, compared to 23% and 22%, respectively, for the corresponding periods of 2022. The slight increase in our effective rate for the three and nine months ended September 30, 2023, was primarily attributable to non-taxable foreign earnings of our chemical joint venture and an increase in our foreign tax rate, partially offset by a decrease in our state tax rate. In the third quarter of 2022, the tax consequences of the DCP Midstream Merger were not included in our estimated annual effective tax rate but instead were reported as a discrete item. Refer to Note 3—DCP Midstream, LLC and DCP Midstream, LP Mergers, for additional information.

The effective tax rate for the three and nine months ended September 30, 2023, varied from the U.S. federal statutory income tax rate primarily due to state income taxes and the impact of foreign operations, partially offset by the impact of noncontrolling interest.

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

DCP LP is a master limited partnership whose operations currently include producing and fractionating NGL, gathering, compressing, treating and processing natural gas; recovering condensate; and transporting, trading, marketing and storing natural gas and NGL.

As a result of the DCP Midstream Merger, we began consolidating the DCP Midstream Class A Segment from the merger date forward, and we reflected the interests held by DCP LP’s public common and preferred unitholders’ and Enbridge’s indirect economic interest in DCP LP at the time of the merger as noncontrolling interests in our consolidated financial statements. On June 15, 2023, as part of the DCP LP Merger, we acquired all publicly held common units of DCP LP and eliminated the public common unit noncontrolling interest in our consolidated financial statements from the DCP LP Merger date, forward. The DCP LP Merger increased our aggregate direct and indirect economic interest in DCP LP from 43.3% to 86.8%. See below and Note 3—DCP Midstream, LLC and DCP Midstream, LP Mergers, for additional information about the DCP Midstream and DCP LP Mergers, as well as information on preferred unit redemptions that also decreased the “Noncontrolling interests” balance on our consolidated balance sheet since December 31, 2022.

The most significant assets of DCP Midstream Class A Segment that are available to settle only its obligations, along with its most significant liabilities for which its creditors do not have recourse to Phillips 66’s general credit, were:

	Millions of Dollars
	September 30 2023	December 31 2022
Accounts receivable, trade*	$643	988
Net properties, plants and equipment	9,385	9,297
Investments in unconsolidated affiliates**	1,923	2,161
Accounts payable	848	1,239
Short-term debt	86	504
Long-term debt	4,113	4,248
* Included in the “Accounts and notes receivable” line item on the Phillips 66 consolidated balance sheet.
** Included in the “Investments and long-term receivables” line item on the Phillips 66 consolidated balance sheet.

DCP LP Merger
On June 15, 2023, we completed the acquisition of approximately 91 million publicly held common units of DCP LP pursuant to the terms of the DCP LP Merger Agreement. The DCP LP Merger Agreement was entered into with DCP LP, its subsidiaries and its general partner entities, pursuant to which one of our wholly owned subsidiaries merged with and into DCP LP, with DCP LP surviving as a Delaware limited partnership. Under the terms of the DCP LP Merger Agreement, at the effective time of the DCP LP Merger, each publicly held common unit representing a limited partner interest in DCP LP (other than the common units owned by DCP Midstream and its subsidiaries) issued and outstanding as of immediately prior to the effective time was converted into the right to receive $41.75 per common unit in cash, without interest. We paid $3,796 million in cash consideration to common unitholders, funded through a combination of cash generated from operating activities and proceeds from the offering of the Notes and borrowings under the Term Loan Agreement. See Note 11—Debt, for additional information.

The DCP LP Merger was accounted for as an equity transaction and resulted in decreases to “Cash and cash equivalents” of $3,814 million, which includes cash consideration paid to common unitholders of $3,796 million plus fees paid of $18 million, “Noncontrolling interests” of $3,343 million, “Capital in excess of par” of $361 million and “Deferred income taxes” of $110 million on our consolidated balance sheet.

Preferred Units
In June 2023, DCP LP redeemed its Series B preferred units at the aggregated liquidation preference of $161 million, which approximated the book value of the preferred units. At September 30, 2023, DCP LP had 4,400,000 Series C preferred units outstanding with an aggregate liquidation preference of $110 million.

On October 16, 2023, DCP LP redeemed its Series C preferred units at the aggregated liquidation preference of $110 million, which approximated the book value of the preferred units.

The New York Stock Exchange suspended trading of the Series B preferred units and Series C preferred units in connection with the redemptions described herein, and DCP LP filed with the Securities and Exchange Commission a certification and notice of termination on Form 15 deregistering each series of preferred units under the Exchange Act and suspending its reporting obligations under Sections 13 and 15(d) of the Exchange Act.

Distributions
During the three and nine months ended September 30, 2023, DCP LP made cash distributions of $2 million and $12 million, respectively, to preferred unitholders and cash distributions of $12 million and $113 million, respectively, to common unit holders other than Phillips 66 and its subsidiaries.

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

Note 23—Restructuring

In April 2022, we announced that we are progressing a multi-year business transformation focused on enterprise-wide opportunities to improve our cost structure. For the three and nine months ended September 30, 2023, we recorded restructuring costs totaling $51 million and $127 million, respectively, primarily related to consulting fees and severance costs. For the three and nine months ended September 30, 2022, we recorded restructuring costs totaling $74 million and $99 million, respectively, primarily related to consulting fees and severance costs. These costs are primarily recorded in the “Selling, general and administrative expenses” line item on our consolidated statement of income and are reported in our Corporate segment.

In addition, in the three and nine months ended September 30, 2023, we recorded restructuring costs of $4 million and $38 million, respectively, associated with the integration of DCP Midstream Class A Segment primarily related to severance and contract exit costs. These costs are primarily recorded in the “Selling, general and administrative expenses” line item on our consolidated statement of income and are reported in our Midstream segment.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise indicated, “the company,” “we,” “our,” “us” and “Phillips 66” are used in this report to refer to the businesses of Phillips 66 and its consolidated subsidiaries.

Management’s Discussion and Analysis is the company’s analysis of its financial performance, financial condition, and significant trends that may affect future performance. It should be read in conjunction with the consolidated financial statements and notes included elsewhere in this report. It contains forward-looking statements including, without limitation, statements relating to the company’s plans, strategies, objectives, expectations and intentions that are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “estimate,” “believe,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target” and similar expressions often identify forward-looking statements, but the absence of these words does not mean a statement is not forward-looking. The forward-looking statements made in this Quarterly Report on Form 10-Q are based on events or circumstances as of the date on which the statements are made. The company does not undertake to update, revise or correct any of the forward-looking information included in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events unless required to do so pursuant to applicable law. Readers are cautioned that such forward-looking statements should be read in conjunction with the company’s disclosures under the heading: “CAUTIONARY STATEMENT FOR THE PURPOSES OF THE ‘SAFE HARBOR’ PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.”

The term “earnings” as used in Management’s Discussion and Analysis refers to net income attributable to Phillips 66. The terms “results,” “before-tax income” or “before-tax loss” as used in Management’s Discussion and Analysis refer to income (loss) before income taxes.

EXECUTIVE OVERVIEW AND BUSINESS ENVIRONMENT

Phillips 66 is a diversified energy company with Midstream, Chemicals, Refining, and Marketing and Specialties (M&S) operating segments. At September 30, 2023, we had total assets of $77.8 billion. Our common stock trades on the New York Stock Exchange under the symbol PSX.

Executive Overview
In the third quarter of 2023, we reported earnings of $2.1 billion and generated cash from operating activities of $2.7 billion. We used available cash to fund capital expenditures and investments of $855 million, repurchase $752 million of common stock, and pay dividends on our common stock of $465 million. We ended the third quarter of 2023 with $3.5 billion of cash and cash equivalents.

Strategic Priorities Update
In November 2022, we announced financial and operational targets in furtherance of achieving the company’s strategic priorities. On October 27, 2023, we announced updates to certain targets underpinning our strategic priorities that are intended to enhance long-term shareholder value:

•We increased our target for returns to shareholders through share repurchases and dividends from July 2022 through year-end 2024 to a range of $13 billion to $15 billion from a range of $10 billion to $12 billion. We plan to return at least 50% of net cash provided by operating activities to shareholders through share repurchases and dividends. In support of the increased target, our board of directors recently approved a $5 billion increase to our share repurchase authorization. The amount and timing of future dividend payments and the level and timing of future share repurchases will depend on various factors including our share price, results of operations, financial condition and cash required for future business plans.

•We plan to monetize certain assets that are no longer considered to be a long-term strategic fit. We expect to generate proceeds of over $3 billion from the disposition of these non-core assets, which we plan to use to further advance our strategic priorities, including returns to shareholders through share repurchases and dividends.

•We continue to progress our multi-year business transformation aimed at sustainably reducing our cost structure, and we are on track to exceed our targeted run-rate cost reduction of $800 million per year and sustaining capital reduction of $200 million per year by the end of 2023. As such, we are now targeting a run-rate cost reduction of $1.1 billion per year and a sustaining capital reduction of $300 million per year by the end of 2024.

•We intend to enhance our commercial supply and trading capabilities to further increase integrated value.

DCP Midstream, LLC and Gray Oak Holdings LLC Merger (DCP Midstream Merger)
As part of executing our natural gas liquids (NGL) growth strategy to build a wellhead-to-market value chain, on August 17, 2022, we announced a realignment of our economic and governance interests in DCP Midstream, LP (DCP LP) and Gray Oak Pipeline, LLC (Gray Oak Pipeline) resulting from the merger of DCP Midstream, LLC (DCP Midstream) and Gray Oak Holdings LLC (Gray Oak Holdings). In connection with the DCP Midstream Merger, we were delegated DCP Midstream’s governance rights over DCP LP and its general partner entities, referred to as DCP Midstream Class A Segment, and acquired an indirect economic interest in DCP LP of 43.3%.

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

DCP Midstream, LP Merger (DCP LP Merger)
To further advance our NGL growth strategy on June 15, 2023, we completed the acquisition of all publicly held common units of DCP LP pursuant to the terms of the Agreement and Plan of Merger, dated as of January 5, 2023 (DCP LP Merger Agreement). The DCP LP Merger Agreement was entered into with DCP LP, its subsidiaries and its general partner entities, pursuant to which one of our wholly owned subsidiaries merged with and into DCP LP, with DCP LP surviving as a Delaware limited partnership. Under the terms of the DCP LP Merger Agreement, at the effective time of the DCP LP Merger, each publicly held common unit representing a limited partner interest in DCP LP (other than the common units owned by DCP Midstream and its subsidiaries) issued and outstanding as of immediately prior to the effective time was converted into the right to receive $41.75 per common unit in cash, without interest. The DCP LP Merger increased our aggregate direct and indirect economic interest in DCP LP from 43.3% to 86.8%.

See Note 3—DCP Midstream, LLC and DCP Midstream, LP Mergers, in the Notes to Consolidated Financial Statements, for additional information regarding these mergers.

Business Environment
The Midstream segment includes our Transportation and NGL businesses. Our Transportation business contains fee-based operations not directly exposed to commodity price risk. Our NGL business, including DCP Midstream Class A Segment, DCP Sand Hills and DCP Southern Hills from August 18, 2022, forward, contains both fee-based operations and operations directly impacted by NGL, natural gas and condensate prices. During the third quarter of 2023, NGL and natural gas prices decreased, compared with the third quarter of 2022, due to higher inventories from increased supply from production and slower demand growth for NGLs.

The Chemicals segment consists of our 50% equity investment in Chevron Phillips Chemical Company LLC (CPChem). The chemicals and plastics industry is mainly a commodity-based industry where the margins for key products are based on supply and demand, as well as cost factors. During the third quarter of 2023, the benchmark high-density polyethylene chain margin increased, compared with the third quarter of 2022, mainly due to lower feedstock prices during the quarter.

Our Refining segment results are driven by several factors, including market crack spreads, refinery throughput, feedstock costs, product yields, turnaround activity, and other operating costs. The price of U.S. benchmark crude oil, West Texas Intermediate (WTI) at Cushing, Oklahoma, decreased to an average of $82.49 per barrel during the third quarter of 2023, compared with an average of $91.76 per barrel in the third quarter of 2022. Market crack spreads are used as indicators of refining margins and measure the difference between market prices for refined petroleum products and crude oil. Worldwide market crack spreads averaged $36.06 per barrel during the third quarter of 2023, compared with an average of $36.29 per barrel in the third quarter of 2022. In the third quarter of 2023, compared with the third quarter of 2022, gasoline prices increased mainly due to lower inventories resulting from refinery maintenance, while diesel prices declined due to increased supply.

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

RESULTS OF OPERATIONS

Unless otherwise indicated, discussion of results for the three and nine months ended September 30, 2023, is based on a comparison with the corresponding periods of 2022.

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

Effective October 1, 2022, we changed the organizational structure of the internal financial information reviewed by our President and Chief Executive Officer, and determined this resulted in a change in the composition of our operating segments. As part of the realignment, we moved the results and net assets of our Merey Sweeny vacuum distillation and delayed coker units at our Sweeny Refinery and the isomerization unit at our Lake Charles Refinery from our Midstream segment to our Refining segment. Additionally, commissions charged to the Refining segment by the M&S segment related to sales of specialty products were eliminated and the costs of the sales organization were reclassified from the M&S segment to the Refining segment. Further, we are no longer presenting disaggregated business line results for our Chemicals and M&S segments to align with changes in our internal financial reporting. The segment realignment and business line reporting changes are presented for the three and nine months ended September 30, 2023, with the prior periods recast for comparability.

Consolidated Results

A summary of income before income taxes by business segment with a reconciliation to net income attributable to Phillips 66 follows:

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022

Midstream	$712	3,608	2,018	4,078
Chemicals	104	135	494	804
Refining	1,710	2,907	4,452	6,176
Marketing and Specialties	633	828	1,703	1,863
Corporate and Other	(346)	(320)	(959)	(829)
Income before income taxes	2,813	7,158	7,708	12,092
Income tax expense	670	1,618	1,754	2,713
Net income	2,143	5,540	5,954	9,379
Less: net income attributable to noncontrolling interests	46	149	199	239
Net income attributable to Phillips 66	$2,097	5,391	5,755	9,140

Our net income attributable to Phillips 66 in the third quarter and nine-month period of 2023 was $2.1 billion and $5.8 billion, respectively, compared with $5.4 billion and $9.1 billion in the third quarter and nine-month period of 2022, respectively.

The decreases in the third quarter and nine-month period of 2023 were primarily due to the recognition of an aggregate before-tax gain of $3 billion recognized by the Midstream segment in 2022 in connection with the DCP Midstream Merger and a decline in realized refining margins, partially offset by lower income tax expense. In addition, the decrease in the nine-month period 2023 was also partially offset by lower unrealized losses related to our investment in NOVONIX Limited (NOVONIX).

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

Statement of Income Analysis

Sales and other operating revenues for the third quarter and nine-month period of 2023 decreased 12% and 16%, respectively, and purchased crude oil and products decreased 11% and 18%, respectively. These decreases were mainly due to lower prices for refined petroleum products, crude oil and NGL.

Equity in earnings of affiliates decreased 28% and 27% in the third quarter and nine-month period of 2023, respectively. The decrease in both periods reflects lower equity earnings from DCP Midstream, DCP Sand Hills, DCP Southern Hills and Gray Oak Pipeline due to the DCP Midstream Merger in August 2022, as well as lower equity earnings from CPChem primarily due to a decline in margins. The third quarter of 2023 also reflects lower equity earnings from WRB Refining LP (WRB), primarily due to lower margins, partially offset by improved operating costs. See Note 3—DCP Midstream, LLC and DCP Midstream, LP Mergers, in the Notes to Consolidated Financial Statements, and the Chemicals segment analysis in the “Segment Results” section for additional information.

Net gain on dispositions increased $101 million and $122 million for the third quarter and nine-month period of 2023, respectively, primarily due to a before-tax gain recognized in the Midstream segment in the third quarter of 2023 associated with the sale of our 25% ownership interest in the South Texas Gateway Terminal.

Other income decreased $3,011 million and $2,536 million in the third quarter and nine-month period of 2023, respectively. The decrease in both periods of 2023 was primarily due to an aggregate before-tax gain of $3,013 million recognized in the third quarter of 2022 in our Midstream segment in connection with the DCP Midstream Merger. See Note 3—DCP Midstream, LLC and DCP Midstream, LP Mergers, in the Notes to Consolidated Financial Statements, for additional information regarding the merger.

Selling, general and administrative expenses increased 21% in the nine-month period of 2023. The increase was primarily due to consolidating DCP Midstream Class A Segment, DCP Sand Hills and DCP Southern Hills starting in August 2022, as well as restructuring costs associated with our business transformation. See Note 23—Restructuring, in the Notes to Consolidated Financial Statements, for additional information regarding restructuring costs.

Depreciation and amortization increased 13% and 29% in the third quarter and nine-month period of 2023, respectively. The increases were primarily due to additional depreciation and amortization related to assets acquired as a result of consolidating DCP Midstream Class A Segment, DCP Southern Hills and DCP Sand Hills starting in August 2022.

Taxes other than income taxes increased 29% and 38% in the third quarter and nine-month period of 2023, respectively. The increases were primarily due to consolidating DCP Midstream Class A Segment, DCP Sand Hills and DCP Southern Hills starting in August 2022 and higher crude oil and refined petroleum product excise taxes.

Interest and debt expense increased 40% and 59% in the third quarter and nine-month period of 2023, respectively. The increase was primarily driven by higher average debt principal balances as a result of consolidating DCP Midstream Class A Segment, DCP Southern Hills and DCP Sand Hills starting in August 2022.

Income tax expense decreased 59% and 35% in the third quarter and nine-month period of 2023, respectively, primarily due to lower results. See Note 20—Income Taxes, in the Notes to Consolidated Financial Statements, for information regarding our effective income tax rates.

Net income attributable to noncontrolling interests decreased 69% and 17% in the third quarter and nine-month period of 2023, respectively. The decreases in both periods reflect the impacts of the DCP LP Merger in June 2023, and the consolidation of DCP Midstream Class A Segment, DCP Sand Hills and DCP Southern Hills and the derecognition of a noncontrolling interest related to Gray Oak Holdings as a result of the DCP Midstream Merger in August 2022. The decrease in the nine-month period was also due to the merger between us and Phillips 66 Partners LP (Phillips 66 Partners) that occurred in the first quarter of 2022. See Note 3—DCP Midstream, LLC and DCP Midstream, LP Mergers, Note 21—DCP Midstream Class A Segment, and Note 22—Phillips 66 Partners LP, in the Notes to Consolidated Financial Statements, for additional information regarding these merger transactions.

Segment Results

Midstream

	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022

	Millions of Dollars
Income (Loss) Before Income Taxes
Transportation	$386	411	976	939
NGL and Other	335	3,230	1,078	3,570
NOVONIX	(9)	(33)	(36)	(431)
Total Midstream	$712	3,608	2,018	4,078

	Thousands of Barrels Daily
Transportation Volumes
Pipelines*	3,039	3,084	3,111	3,083
Terminals	3,167	3,066	3,173	2,962
Operating Statistics
NGL fractionated**	703	508	700	477
NGL production***	432	434	432	424
* Pipelines represent the sum of volumes transported through each separately tariffed consolidated pipeline segment, excluding NGL pipelines.
** Includes 100% of DCP Midstream Class A Segment’s volumes from August 18, 2022, forward.
*** Includes 100% of DCP Midstream Class A Segment’s volumes.

Dollars Per Gallon
Market Indicator
Weighted-Average NGL Price*	$0.67	0.98	0.67	1.08
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

Results from our Midstream segment decreased $2,896 million and $2,060 million in the third quarter and nine-month period of 2023, respectively.

Results from our Transportation business decreased $25 million in the third quarter of 2023 and increased $37 million in the nine-month period of 2023.

The decrease in the third quarter of 2023 was primarily due to a before-tax gain of $182 million related to the transfer of an indirect economic interest in Gray Oak Pipeline as part of the DCP Midstream Merger in August 2022, partially offset by a $101 million before-tax gain on the sale of our 25% ownership interest in the South Texas Gateway Terminal in August 2023, lower operating costs and higher pipeline tariffs. The increase for the nine-month period of 2023 was primarily due to the South Texas Gateway Terminal before-tax gain recognized in August 2023 and lower operating costs, partially offset by the DCP Midstream Merger before-tax gain recognized in August 2022.

Results from our NGL and Other business decreased $2,895 million and $2,492 million in the third quarter and nine-month period of 2023, respectively. The decrease in both periods was primarily due to an aggregate before-tax gain of $2,831 million recognized in the third quarter of 2022 from remeasuring our previously held equity investments in DCP Midstream, DCP Sand Hills and DCP Southern Hills to their fair values in connection with the DCP Midstream Merger.

The fair value of our investment in NOVONIX declined by $9 million in the third quarter of 2023, compared with a decline of $33 million in the third quarter of 2022. The fair value of our investment in NOVONIX declined by $36 million in the nine-month period of 2023, compared with a decline of $431 million in the nine-month period of 2022.

In the Notes to Consolidated Financial Statements, see Note 8—Investments, Loans and Long-Term Receivables, for additional information on our investment in NOVONIX.

See the “Executive Overview and Business Environment” section for information on market factors impacting this quarter’s results.

Chemicals

	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022

	Millions of Dollars

Income Before Income Taxes	$104	135	494	804

Millions of Pounds

CPChem Externally Marketed Sales Volumes*	6,241	5,969	17,839	18,265
* Represents 100% of CPChem’s outside sales of produced petrochemical products, as well as commission sales from equity affiliates.

Olefins and Polyolefins Capacity Utilization (percent)	99%	90	97	95

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

Results from the Chemicals segment decreased $31 million and $310 million in the third quarter and nine-month period of 2023, respectively. The decrease in the third quarter and nine-month period of 2023 was primarily due to lower margins, partially offset by decreased utility costs and higher sales volumes. The decrease in the nine-month period of 2023 also reflected lower equity earnings from CPChem’s equity affiliates.

See the “Executive Overview and Business Environment” section for information on market factors impacting CPChem’s results.

Refining

	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022

	Millions of Dollars
Income Before Income Taxes
Atlantic Basin/Europe	$444	530	735	1,784
Gulf Coast	342	770	1,290	1,717
Central Corridor	361	1,343	1,730	1,699
West Coast	563	264	697	976
Worldwide	$1,710	2,907	4,452	6,176

	Dollars Per Barrel
Income Before Income Taxes
Atlantic Basin/Europe	$9.50	10.72	5.61	12.11
Gulf Coast	6.44	15.27	8.34	11.07
Central Corridor	14.89	53.36	22.29	23.76
West Coast	17.48	9.14	7.59	11.09
Worldwide	10.94	18.89	9.78	13.37

Realized Refining Margins*
Atlantic Basin/Europe	$16.85	19.22	14.61	20.55
Gulf Coast	13.58	22.30	15.57	18.84
Central Corridor	18.05	38.76	22.43	24.92
West Coast	32.23	28.64	21.94	26.68
Worldwide	18.96	26.87	18.30	22.17
* See the “Non-GAAP Reconciliations” section for a reconciliation of this non-GAAP measure to the most directly comparable measure under generally accepted accounting principles in the United States (GAAP), income before income taxes per barrel.

	Thousands of Barrels Daily
	Three Months Ended September 30		Nine Months Ended September 30
Operating Statistics	2023	2022	2023	2022
Refining operations*
Atlantic Basin/Europe
Crude oil capacity	537	537	537	537
Crude oil processed	492	525	467	518
Capacity utilization (percent)	92%	98	87	96
Refinery production	511	539	482	543
Gulf Coast
Crude oil capacity	529	529	529	529
Crude oil processed	519	481	512	493
Capacity utilization (percent)	98%	91	97	93
Refinery production	587	557	576	578
Central Corridor
Crude oil capacity	531	531	531	531
Crude oil processed	492	492	488	460
Capacity utilization (percent)	93%	93	92	87
Refinery production	514	512	509	477
West Coast
Crude oil capacity	319	364	319	364
Crude oil processed	323	290	306	297
Capacity utilization (percent)	101%	80	96	81
Refinery production	348	312	335	321
Worldwide
Crude oil capacity	1,916	1,961	1,916	1,961
Crude oil processed	1,826	1,788	1,773	1,768
Capacity utilization (percent)	95%	91	93	90
Refinery production	1,960	1,920	1,902	1,919
* Includes our share of equity affiliates.

The Refining segment refines crude oil and other feedstocks into petroleum products, such as gasoline, distillates and aviation fuels, as well as renewable fuels, at 12 refineries in the United States and Europe.

Results from our Refining segment decreased $1,197 million and $1,724 million in the third quarter and nine-month period of 2023, respectively. The decrease in both periods was primarily due to lower realized margins, partially offset by higher volumes and decreased utility costs. The decrease in realized margins in the third quarter of 2023 was primarily driven by unfavorable inventory hedging impacts, lower clean product differentials and a decline in market crack spreads. The decrease in realized margins in the nine-month period of 2023 was primarily driven by a decline in market crack spreads.

Our worldwide refining crude oil capacity utilization rate was 95% and 93% in the third quarter and nine-month period of 2023, respectively, compared with 91% and 90% in the third quarter and nine-month period of 2022, respectively. See the “Executive Overview and Business Environment” section for information on market factors impacting this quarter’s results.

Marketing and Specialties

	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022

	Millions of Dollars

Income Before Income Taxes	$633	828	1,703	1,863

	Dollars Per Barrel
Income Before Income Taxes
U.S.	$2.60	2.16	2.30	2.05
International	4.14	12.60	4.91	7.06

Realized Marketing Fuel Margins*
U.S.	$3.03	2.49	2.76	2.44
International	5.27	12.40	6.34	7.74
* See the “Non-GAAP Reconciliations” section for a reconciliation of this non-GAAP measure to the most directly comparable GAAP measure, income before income taxes per barrel.

	Dollars Per Gallon
U.S. Average Wholesale Prices*
Gasoline	$3.25	3.37	3.02	3.44
Distillates	3.48	3.96	3.24	3.88
* On third-party branded petroleum product sales, excluding excise taxes.

	Thousands of Barrels Daily
Marketing Refined Petroleum Product Sales
Gasoline	1,224	1,190	1,187	1,165
Distillates	984	935	936	968
Other	18	16	19	17
	2,226	2,141	2,142	2,150

The M&S segment purchases for resale and markets refined petroleum products, such as gasoline, distillates and aviation fuels, as well as renewable fuels, mainly in the United States and Europe. In addition, this segment includes the manufacturing and marketing of base oils and lubricants.

Before-tax income from the M&S segment decreased $195 million and $160 million in the third quarter and nine-month period of 2023, respectively. The decrease in both periods was primarily driven by lower realized international marketing fuel margins and decreased equity earnings from affiliates, partially offset by higher U.S. realized marketing fuel margins. The decrease in the nine-month period of 2023 also reflected lower results from trading activities.

See the “Executive Overview and Business Environment” section for information on marketing fuel margins and other market factors impacting this quarter’s results.

Corporate and Other

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
Loss Before Income Taxes
Net interest expense	$(163)	(136)	(469)	(395)
Corporate overhead and other	(183)	(184)	(490)	(434)
Total Corporate and Other	$(346)	(320)	(959)	(829)

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

Net interest expense increased $27 million and $74 million, in the third quarter and nine-month period of 2023, respectively. The increases in both periods were primarily driven by higher interest expense as a result of consolidating DCP Midstream Class A Segment, partially offset by increased interest income. Additionally, the increase in net interest expense for the nine-month period of 2023 included a $53 million before-tax loss on the early redemption of DCP LP’s 5.850% junior subordinated notes. See Note 11—Debt, in the Notes to Consolidated Financial Statements, for additional information regarding DCP LP’s redemption of its junior subordinated notes.

Corporate overhead and other costs increased $56 million in the nine-month period of 2023 primarily due to higher costs related to our business transformation. See Note 23—Restructuring, in the Notes to Consolidated Financial Statements, for additional information regarding restructuring costs.

CAPITAL RESOURCES AND LIQUIDITY

Financial Indicators

	Millions of Dollars, Except as Indicated
	September 30 2023	December 31 2022

Cash and cash equivalents	$3,539	6,133
Short-term debt	913	529
Total debt	19,444	17,190
Total equity	31,989	34,106
Percent of total debt to capital*	38%	34
Percent of floating-rate debt to total debt	10%	—
* Capital includes total debt and total equity.

To meet our short- and long-term liquidity requirements, we use a variety of funding sources but rely primarily on cash generated from operating activities and debt financing. During the first nine months of 2023, we generated $4.8 billion of cash from operations and had net borrowings of $2.1 billion. We used available cash primarily to repurchase $4 billion of noncontrolling interests in DCP LP, repurchase $2.9 billion of our common stock, fund capital expenditures and investments of $1.8 billion, and pay dividends on our common stock of $1.4 billion. During the first nine months of 2023, cash and cash equivalents decreased to $3.5 billion.

Significant Sources of Capital

Operating Activities
During the first nine months of 2023, cash generated by operating activities was $4.8 billion, compared with $6.1 billion for the first nine months of 2022. The decrease was primarily due to lower earnings, decreased distributions from equity affiliates and higher contributions to our pension plans.

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

Equity Affiliate Operating Distributions
Our operating cash flows are also impacted by distribution decisions made by our equity affiliates, including CPChem. During the first nine months of 2023, cash from operations included aggregate distributions of $969 million from our equity affiliates. During the same period of 2022, cash from operations included aggregate distributions of $1.4 billion. The decrease in equity distributions was primarily due to lower distributions from CPChem. We cannot control the amount of future dividends from equity affiliates; therefore, future dividend payments by these equity affiliates are not assured.

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

Related Party Advance Term Loan Agreements
At September 30, 2023, and December 31, 2022, borrowings outstanding under Advance Term Loan agreements with WRB totaled $290 million and $25 million, respectively. Borrowings under these agreements are due between 2035 and 2038 and bear interest at a floating rate based on Adjusted Term SOFR plus an applicable margin, payable on the last day of each month.

Term Loan Agreement
On March 27, 2023, Phillips 66 Company, a wholly owned subsidiary of Phillips 66, entered into a $1.5 billion delayed draw term loan agreement guaranteed by Phillips 66 (the Term Loan Agreement). The Term Loan Agreement provides for a single borrowing during a 90-day period commencing on the closing date, which borrowing was contingent upon the completion of the DCP LP Merger. The Term Loan Agreement contains customary covenants similar to those contained in our revolving credit agreement, including a maximum consolidated net debt-to-capitalization ratio of 65% as of the last day of each fiscal quarter. The Term Loan Agreement has customary events of default, such as nonpayment of principal when due; nonpayment of interest, fees or other amounts after grace periods; and violation of covenants. We may at any time prepay outstanding borrowings under the Term Loan Agreement, in whole or in part, without premium or penalty. Outstanding borrowings under the Term Loan Agreement bear interest at either: (a) Adjusted Term SOFR in effect from time to time plus the applicable margin; or (b) the reference rate plus the applicable margin, as defined in the Term Loan Agreement. At September 30, 2023, $1.25 billion was borrowed under the Term Loan Agreement, which matures in June 2026. See Note 3—DCP Midstream, LLC and DCP Midstream, LP Mergers, in the Notes to Consolidated Financial Statements, for additional information regarding the DCP LP Merger.

Credit Facilities and Commercial Paper

Phillips 66 and Phillips 66 Company
We have a $5 billion revolving credit facility with Phillips 66 Company as the borrower and Phillips 66 as the guarantor and a $5 billion commercial paper program with Phillips 66 as the borrower that is supported by the revolving credit facility. At both September 30, 2023, and December 31, 2022, no amount had been drawn under the $5 billion revolving credit facility or $5 billion uncommitted commercial paper program.

DCP Midstream Class A Segment
At September 30, 2023, DCP LP had $110 million of borrowings outstanding under its $1.4 billion credit facility and $2 million of letters of credit had been issued that are supported by the credit facility. At December 31, 2022, DCP LP had no borrowings outstanding under its $1.4 billion credit facility, and $10 million in letters of credit had been issued that are supported by the credit facility.

At September 30, 2023, and December 31, 2022, $350 million and $40 million of borrowings, respectively, were outstanding under DCP LP’s accounts receivable securitization facility, which are secured by its accounts receivable at DCP Receivables LLC.

Total Committed Capacity Available
At September 30, 2023, and December 31, 2022, we had approximately $6.3 billion and $6.7 billion, respectively, of total committed capacity available under the credit facilities described above.

Dispositions
On August 1, 2023, we sold our 25% ownership interest in the South Texas Gateway Terminal for approximately $275 million.

On February 28, 2023, we closed on the sale of the Belle Chasse Terminal for approximately $76 million.

Off-Balance Sheet Arrangements

Lease Residual Value Guarantees
Under the operating lease agreement for our headquarters facility in Houston, Texas, we have the option, at the end of the lease term in September 2025, to request to renew the lease, purchase the facility or assist the lessor in marketing it for resale. We have a residual value guarantee associated with the operating lease agreement with a maximum potential future exposure of $514 million at September 30, 2023. We also have residual value guarantees associated with railcar, truck and airplane leases with maximum potential future exposures totaling $164 million. These leases have remaining terms of one to ten years.

Dakota Access, LLC (Dakota Access) and Energy Transfer Crude Oil Company, LLC (ETCO)
In 2020, the trial court presiding over litigation brought by the Standing Rock Sioux Tribe (the Tribe) ordered the U.S. Army Corps of Engineers (USACE) to prepare an Environmental Impact Statement (EIS) addressing an easement under Lake Oahe in North Dakota. The trial court later vacated the easement. Although the easement is vacated, the USACE has no plans to stop pipeline operations while it proceeds with the EIS, and the Tribe’s request for a shutdown was denied in May 2021. In June 2021, the trial court dismissed the litigation entirely. Once the EIS is completed, new litigation or challenges may be filed.

In February 2022, the U.S. Supreme Court (the Court) denied Dakota Access’ writ of certiorari requesting the Court to review the trial court’s decision to order the EIS and vacate the easement. Therefore, the requirement to prepare the EIS stood. Also in February 2022, the Tribe withdrew as a cooperating agency, causing the USACE to halt the EIS process while the USACE engaged with the Tribe on their reasons for withdrawing.

The draft EIS process resumed in August 2022, and in September 2023 the USACE published its draft EIS for public comment. The USACE identified five potential outcomes, but did not indicate which one it preferred. The options comprise two “no action” alternatives where the USACE would deny an easement to Dakota Access and require it to shut down the pipeline and either remove the pipe from under Lake Oahe or allow the pipeline to be abandoned-in-place under the lake. The USACE also identified three “action” alternatives. Two of them contemplate that the USACE would reissue the easement to Dakota Access under essentially the same terms as 2017 with either the same or a larger volume of oil allowed through the pipeline while the third option would decommission the current pipeline and require construction of a new line 39 miles upstream from the current location. Although the USACE has not indicated when it will issue its final decision, no decision is expected until 2024.

Dakota Access and ETCO have guaranteed repayment of senior unsecured notes issued by a wholly owned subsidiary of Dakota Access in March 2019. On April 1, 2022, Dakota Access’ wholly owned subsidiary repaid $650 million aggregate principal amount of its outstanding senior notes upon maturity. We funded our 25% share, or $163 million, with a capital contribution of $89 million in March 2022 and $74 million of distributions we elected not to receive from Dakota Access in the first quarter of 2022. At September 30, 2023, the aggregate principal amount outstanding of Dakota Access’ senior unsecured notes was $1.85 billion.

In conjunction with the notes offering, Phillips 66 Partners, now a wholly owned subsidiary of Phillips 66, and its co-venturers in Dakota Access also provided a Contingent Equity Contribution Undertaking (CECU). Under the CECU, the co-venturers may be severally required to make proportionate equity contributions to Dakota Access if there is an unfavorable final judgment in the above-mentioned ongoing litigation. At September 30, 2023, our 25% share of the maximum potential equity contributions under the CECU was approximately $467 million.

If the pipeline is required to cease operations, it may have a material adverse effect on our results of operations and cash flows. Should operations cease and Dakota Access and ETCO not have sufficient funds to pay its expenses, we also could be required to support our 25% share of the ongoing expenses, including scheduled interest payments on the notes of approximately $20 million annually, in addition to the potential obligations under the CECU at September 30, 2023.

See Note 12—Guarantees, in the Notes to Consolidated Financial Statements, for additional information regarding our guarantees.

Capital Requirements

Capital Expenditures and Investments
For information about our capital expenditures and investments, see the “Capital Spending” section below.

Debt Financing
Our debt balance at September 30, 2023, and December 31, 2022, was $19.4 billion and $17.2 billion, respectively. Our total debt-to-capital ratio was 38% and 34% at September 30, 2023, and December 31, 2022, respectively.

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

DCP LP Merger
On June 15, 2023, we completed the acquisition of all publicly held common units of DCP LP pursuant to the terms of the Agreement and Plan of Merger, dated as of January 5, 2023. The DCP LP Merger Agreement was entered into with DCP LP, its subsidiaries and its general partner entities, pursuant to which one of our wholly owned subsidiaries merged with and into DCP LP, with DCP LP surviving as a Delaware limited partnership. Under the terms of the DCP LP Merger Agreement, at the effective time of the DCP LP Merger, each publicly held common unit representing a limited partner interest in DCP LP (other than the common units owned by DCP Midstream and its subsidiaries) issued and outstanding as of immediately prior to the effective time was converted into the right to receive $41.75 per common unit in cash, without interest. The DCP LP Merger increased our aggregate direct and indirect economic interest in DCP LP from 43.3% to 86.8%.

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

DCP LP Preferred Units
On June 15, 2023, DCP LP redeemed its Series B preferred units with an aggregate liquidation preference of approximately $161 million. DCP LP funded this redemption with borrowings under its credit facilities.

On October 16, 2023, DCP LP redeemed its Series C preferred units with an aggregate liquidation preference of approximately $110 million. DCP LP funded this redemption using cash on hand and borrowings under its accounts receivable securitization facility.

DCP LP Cash Distributions to Unitholders
DCP LP’s partnership agreement requires it to distribute all available cash within 45 days after the end of each quarter. During the nine months ended September 30, 2023, DCP LP made cash distributions of $113 million to common unitholders other than Phillips 66 and its subsidiaries and $12 million to preferred unitholders.

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

On July 14, 2023, the board of directors of DCP Midstream, GP, LLC, declared a quarterly distribution on DCP LP’s common units of $0.43 per common unit and a quarterly distribution on DCP LP’s Series C preferred units of $0.4969 per unit. The distribution on the common units was paid on August 11, 2023, to unitholders of record on July 31, 2023. The Series C distribution was paid on October 16, 2023, to preferred unitholders of record on October 2, 2023.

On October 20, 2023, the board of directors of DCP Midstream, GP, LLC, declared a quarterly distribution on DCP LP’s common units of $0.43 per common unit. The distribution will be paid on November 10, 2023, to unitholders of record on October 31, 2023.

See Note 21—DCP Midstream Class A Segment, in the Notes to the Consolidated Financial Statements, for additional information regarding the DCP LP public common unit acquisition and the redemptions of DCP LP’s Series B and Series C preferred units.

Dividends
On July 12, 2023, our board of directors declared a quarterly cash dividend of $1.05 per common share. This dividend was paid on September 1, 2023, to shareholders of record as of the close of business on August 18, 2023.

On October 6, 2023, our board of directors declared a quarterly cash dividend of $1.05 per common share. This dividend is payable on December 1, 2023, to shareholders of record as of the close of business on November 17, 2023.

Share Repurchases
On October 25, 2023, our board of directors approved a $5 billion increase to our share repurchase authorization. Since July 2012, our board of directors has authorized an aggregate of $25 billion of repurchases of our outstanding common stock. The authorizations do not have expiration dates. Future share repurchases are expected to be funded primarily through available cash. We are not obligated to repurchase any shares of common stock pursuant to these authorizations and may commence, suspend or terminate repurchases at any time. For the nine months ended September 30, 2023, we repurchased 28.1 million shares at an aggregate cost of approximately $2.9 billion. Since July 2012, we have repurchased 204 million shares at an aggregate cost of $16.9 billion. Shares of stock repurchased are held as treasury shares.

Employee Benefit Plan Contributions
During the nine months ended September 30, 2023, we contributed $401 million to our U.S. pension and other postretirement benefit plans and $15 million to our international pension plans. We currently expect to make additional contributions of approximately $10 million to our U.S. pension and other postretirement benefit plans and approximately $5 million to our international pension plans during the remainder of 2023.

Rodeo Renewed Project
We expect the total capital project cost for the ongoing conversion of the San Francisco refinery in Rodeo, California into a renewable fuels facility to be approximately $1.25 billion. Our projected capital spend on the Rodeo Renewed project in 2023 is expected to be approximately $200 million higher than initially budgeted. See the “Capital Spending” section below for further discussion regarding the increase in our 2023 capital budget.

Marketing and Specialties Acquisition
On August 1, 2023, we acquired a marketing business on the U.S. West Coast for total consideration of $269 million. This acquisition supports the placement of renewable diesel that will be produced by the Rodeo renewable fuels facility.

Capital Spending

	Millions of Dollars
	Nine Months Ended September 30
	2023	2022
Capital Expenditures and Investments
Midstream*	$460	729
Chemicals	—	—
Refining	938	604
Marketing and Specialties	323	60
Corporate and Other	63	88
Total Capital Expenditures and Investments	$1,784	1,481

Selected Equity Affiliates**
CPChem	773	432
WRB	128	125
	$901	557
* Includes 100% of DCP Midstream Class A Segment, DCP Sand Hills and DCP Southern Hills capital expenditures and investments from August 18, 2022, forward, net of acquired cash.
** Our share of joint ventures’ capital spending.

Midstream
During the first nine months of 2023, capital spending in our Midstream segment, including DCP LP, was primarily driven by expansion of gathering systems in the DJ Basin and Permian Basin, along with other return projects, well connections, reliability and maintenance projects.

Chemicals
During the first nine months of 2023, on a 100% basis, CPChem’s capital expenditures and investments were $1,545 million. The capital spending was primarily for the development of petrochemical projects on the U.S. Gulf Coast and in the Middle East, as well as sustaining, debottlenecking and optimization projects on existing assets. CPChem’s capital program was self-funded, and we expect CPChem to continue self-funding its capital program for the remainder of 2023.

Refining
Capital spending for the Refining segment during the first nine months of 2023 was primarily for refinery upgrade projects to enhance the yield of high-value products, produce renewable diesel, improve operating integrity of key processing units, and safety-related projects.

Major capital activities included:

•Engineering of facilities, procurement of long-lead items and construction to produce renewable fuels at the San Francisco refinery.

•Installation of facilities to improve product value at the Lake Charles refinery.

•Installation of facilities to improve utilization and product value at the jointly owned Borger refinery.

Marketing and Specialties
Capital spending for the M&S segment during the first nine months of 2023 was primarily for the acquisition of a marketing business on the U.S. West Coast and continued development and enhancement of retail sites in Europe.

Corporate and Other
Capital spending for Corporate and Other during the first nine months of 2023 was primarily for information technology.

2023 Budget Update
In October 2023, our Board of Directors authorized an increase of approximately $520 million to the 2023 planned capital budget previously reported in our 2022 Annual Report on Form 10-K. The increased capital budget relates to our Refining and M&S segments and reflects additional capital for our Rodeo Renewed project and the acquisition of a marketing business on the U.S. West Coast. See Note 4—Business Combinations, in the Notes to the Consolidated Financial Statements, for additional information on the marketing business acquisition.

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

We are required to purchase RINs in the open market to satisfy the portion of our obligation under the Renewable Fuel Standard (RFS) that is not fulfilled by blending renewable fuels into the motor fuels we produce. For the nine months ended September 30, 2023 and 2022, we incurred expenses of $242 million and $403 million, respectively, associated with our obligation to purchase RINs in the open market to comply with the RFS for our wholly owned refineries. These expenses are included in the “Purchased crude oil and products” line item on our consolidated statement of income. Our jointly owned refineries also incurred expenses associated with the purchase of RINs in the open market, of which our share was $326 million and $296 million for the nine months ended September 30, 2023 and 2022, respectively. These expenses are included in the “Equity in earnings of affiliates” line item on our consolidated statement of income. The amount of these expenses and fluctuations between periods is primarily driven by the market price of RINs, refinery production, blending activities and renewable volume obligation requirements.

We occasionally receive requests for information or notices of potential liability from the Environmental Protection Agency (EPA) and state environmental agencies alleging that we are a potentially responsible party under the Federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or an equivalent state statute. On occasion, we also have been made a party to cost recovery litigation by those agencies or by private parties. These requests, notices and lawsuits assert potential liability for remediation costs at various sites that typically are not owned by us, but allegedly contain wastes attributable to our past operations. At September 30, 2023 and December 31, 2022, we had been notified of potential liability under CERCLA and comparable state laws at 22 sites within the United States.

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

In February 2022, we announced our intention to reduce our Scope 1 and Scope 2 GHG emissions intensity related to our operations by 50% of 2019 levels by the year 2050. The 2050 target builds upon our 2030 GHG emissions intensity targets to reduce Scope 1 and Scope 2 emissions from our operations by 30% and Scope 3 emissions from our energy products by 15% compared to 2019 levels.

GUARANTOR FINANCIAL INFORMATION

We have various cross guarantees between Phillips 66 and its wholly owned subsidiary Phillips 66 Company (together, the Obligor Group) with respect to publicly held debt securities. Phillips 66 conducts substantially all of its operations through subsidiaries, including Phillips 66 Company, and those subsidiaries generate substantially all of its operating income and cash flow. Phillips 66 has fully and unconditionally guaranteed the payment obligations of Phillips 66 Company with respect to its publicly held debt securities. In addition, Phillips 66 Company has fully and unconditionally guaranteed the payment obligations of Phillips 66 with respect to its publicly held debt securities. All guarantees are full and unconditional. At September 30, 2023, $13.3 billion of senior unsecured notes outstanding has been guaranteed by the Obligor Group.

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

The summarized results of operations for the nine months ended September 30, 2023, and the summarized financial position at September 30, 2023, and December 31, 2022, for the Obligor Group on a combined basis were:

Summarized Combined Statement of Income	Millions of Dollars
Nine Months Ended September 30, 2023
Sales and other operating revenues	$82,199
Revenues and other income—non-guarantor subsidiaries	4,082
Purchased crude oil and products—third parties	47,110
Purchased crude oil and products—related parties	12,582
Purchased crude oil and products—non-guarantor subsidiaries	17,150
Income before income taxes	4,529
Net income	3,509

Summarized Combined Balance Sheet	Millions of Dollars
	September 30 2023	December 31 2022
Accounts and notes receivable—third parties	$6,419	5,485
Accounts and notes receivable—related parties	1,325	1,376
Due from non-guarantor subsidiaries, current	954	741
Total current assets	15,696	15,566
Investments and long-term receivables	11,273	10,433
Net properties, plants and equipment	12,041	11,652
Goodwill	1,047	1,047
Due from non-guarantor subsidiaries, noncurrent	2,791	2,163
Other assets associated with non-guarantor subsidiaries	1,759	2,144
Total noncurrent assets	30,677	29,209
Total assets	46,373	44,775

Due to non-guarantor subsidiaries, current	$3,159	2,297
Total current liabilities	13,503	11,148
Long-term debt	13,737	12,060
Due to non-guarantor subsidiaries, noncurrent	10,000	7,088
Total noncurrent liabilities	29,517	25,223
Total liabilities	43,020	36,371
Total equity	3,353	8,404
Total liabilities and equity	46,373	44,775

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

	Millions of Dollars, Except as Indicated
Realized Refining Margins	Atlantic Basin/ Europe	Gulf Coast	Central Corridor	West Coast	Worldwide

Three Months Ended September 30, 2023
Income before income taxes	$444	342	361	563	1,710
Plus:
Taxes other than income taxes	12	28	23	30	93
Depreciation, amortization and impairments	53	61	42	55	211
Selling, general and administrative expenses	9	5	17	8	39
Operating expenses	252	286	223	381	1,142
Equity in (earnings) losses of affiliates	2	(1)	(209)	—	(208)
Other segment (income) expense, net	(7)	—	(4)	1	(10)
Proportional share of refining gross margins contributed by equity affiliates	22	—	394	—	416
Realized refining margins	$787	721	847	1,038	3,393

Total processed inputs (thousands of barrels)	46,731	53,120	24,242	32,207	156,300
Adjusted total processed inputs (thousands of barrels)*	46,731	53,120	46,871	32,207	178,929

Income before income taxes per barrel (dollars per barrel)**	$9.50	6.44	14.89	17.48	10.94
Realized refining margins (dollars per barrel)***	16.85	13.58	18.05	32.23	18.96

Three Months Ended September 30, 2022
Income before income taxes	$530	770	1,343	264	2,907
Plus:
Taxes other than income taxes	14	19	16	31	80
Depreciation, amortization and impairments	50	59	36	76	221
Selling, general and administrative expenses	18	4	14	7	43
Operating expenses	311	273	179	451	1,214
Equity in (earnings) losses of affiliates	2	1	(294)	—	(291)
Other segment (income) expense, net	2	—	4	(1)	5
Proportional share of refining gross margins contributed by equity affiliates	22	—	517	—	539
Realized refining margins	$949	1,126	1,815	828	4,718

Total processed inputs (thousands of barrels)	49,420	50,435	25,167	28,897	153,919
Adjusted total processed inputs (thousands of barrels)*	49,420	50,435	46,857	28,897	175,609

Income before income taxes per barrel (dollars per barrel)**	$10.72	15.27	53.36	9.14	18.89
Realized refining margins (dollars per barrel)***	19.22	22.30	38.76	28.64	26.87
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

	Millions of Dollars, Except as Indicated
Realized Refining Margins	Atlantic Basin/ Europe	Gulf Coast	Central Corridor	West Coast	Worldwide

Nine Months Ended September 30, 2023
Income before income taxes	$735	1,290	1,730	697	4,452
Plus:
Taxes other than income taxes	51	86	74	94	305
Depreciation, amortization and impairments	156	184	118	164	622
Selling, general and administrative expenses	27	13	55	26	121
Operating expenses	852	821	546	1,031	3,250
Equity in (earnings) losses of affiliates	6	(2)	(528)	—	(524)
Other segment (income) expense, net	17	17	(8)	4	30
Proportional share of refining gross margins contributed by equity affiliates	70	—	1,109	—	1,179
Realized refining margins	$1,914	2,409	3,096	2,016	9,435

Total processed inputs (thousands of barrels)	130,984	154,735	77,616	91,869	455,204
Adjusted total processed inputs (thousands of barrels)*	130,984	154,735	138,027	91,869	515,615

Income before income taxes per barrel (dollars per barrel)**	$5.61	8.34	22.29	7.59	9.78
Realized refining margins (dollars per barrel)***	14.61	15.57	22.43	21.94	18.30

Nine Months Ended September 30, 2022
Income before income taxes	$1,784	1,717	1,699	976	6,176
Plus:
Taxes other than income taxes	47	68	52	74	241
Depreciation, amortization and impairments	153	182	107	199	641
Selling, general and administrative expenses	31	13	40	22	106
Operating expenses	903	910	627	1,063	3,503
Equity in (earnings) losses of affiliates	7	6	(506)	—	(493)
Other segment (income) expense, net	22	1	2	—	25
Proportional share of refining gross margins contributed by equity affiliates	71	—	1,191	—	1,262
Special items:
Regulatory compliance costs	9	26	22	13	70
Realized refining margins	$3,027	2,923	3,234	2,347	11,531

Total processed inputs (thousands of barrels)	147,289	155,109	71,493	87,973	461,864
Adjusted total processed inputs (thousands of barrels)*	147,289	155,109	129,753	87,973	520,124

Income before income taxes per barrel (dollars per barrel)**	$12.11	11.07	23.76	11.09	13.37
Realized refining margins (dollars per barrel)***	20.55	18.84	24.92	26.68	22.17
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

	Millions of Dollars, Except as Indicated
	Three Months Ended September 30, 2023		Three Months Ended September 30, 2022
	U.S.	International	U.S.	International
Realized Marketing Fuel Margins
Income before income taxes	$466	105	368	334
Plus:
Depreciation and amortization	5	18	4	17
Selling, general and administrative expenses	217	65	218	59
Equity in earnings of affiliates	(19)	(32)	(30)	(31)
Other operating revenues*	(134)	(8)	(141)	(35)
Other (income) expense, net	8	(2)	6	(3)
Marketing margins	543	146	425	341
Less: margin for nonfuel related sales	—	13	—	12
Realized marketing fuel margins	$543	133	425	329

Total fuel sales volumes (thousands of barrels)	179,432	25,352	170,473	26,501

Income before income taxes per barrel (dollars per barrel)	$2.60	4.14	2.16	12.60
Realized marketing fuel margins (dollars per barrel)**	3.03	5.27	2.49	12.40
* Includes other nonfuel revenues.
** Realized marketing fuel margins per barrel, as presented, are calculated using the underlying realized marketing fuel margin amounts, in dollars, divided by sales volumes, in barrels. As such, recalculated per barrel amounts using the rounded margins and barrels presented may differ from the presented per barrel amounts.

	Millions of Dollars, Except as Indicated
	Nine Months Ended September 30, 2023		Nine Months Ended September 30, 2022
	U.S.	International	U.S.	International
Realized Marketing Fuel Margins
Income before income taxes	$1,171	375	1,048	542
Plus:
Depreciation and amortization	11	57	10	54
Selling, general and administrative expenses	602	190	610	184
Equity in earnings of affiliates	(34)	(84)	(53)	(89)
Other operating revenues*	(364)	(23)	(387)	(56)
Other (income) expense, net	17	9	18	(2)
Marketing margins	1,403	524	1,246	633
Less: margin for nonfuel related sales	—	41	—	39
Realized marketing fuel margins	$1,403	483	1,246	594

Total fuel sales volumes (thousands of barrels)	508,443	76,301	510,568	76,756

Income before income taxes per barrel (dollars per barrel)	$2.30	4.91	2.05	7.06
Realized marketing fuel margins (dollars per barrel)**	2.76	6.34	2.44	7.74
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
We based these forward-looking statements on our current expectations, estimates and projections about us, our operations, our joint ventures and entities in which we have equity interests, as well as the industries in which we and they operate. We caution you not to place undue reliance on these forward-looking statements as they are not guarantees of future performance and involve assumptions that, while made in good faith, may prove to be incorrect, and involve risks and uncertainties we cannot predict. In addition, we based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, our actual outcomes and results may differ materially from what we have expressed or forecasted in any forward-looking statement. Factors that could cause actual results to differ materially from those in our forward-looking statements include:
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
•Our ability to achieve the expected benefits of the DCP LP integration, including the realization of expected synergies.
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
•Our ability to timely obtain or maintain permits, including those necessary for capital projects.
•Our ability to comply with government regulations or make capital expenditures required to maintain compliance.
•Our ability to realize sustained savings and cost reductions from the company’s business transformation initiatives.
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
•Our ability to successfully complete, or any material delay in the completion of, asset dispositions or acquisitions that we pursue.
•Potential disruption or interruption of our operations or those of our joint ventures due to litigation or other governmental or regulatory action.
•Damage to our facilities due to accidents, weather and climate events, civil unrest, insurrections, political events, terrorism or cyberattacks.
•Our ability to meet our sustainability goals, including reducing our GHG emissions intensity, developing and protecting new technologies, and commercializing lower-carbon opportunities.
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

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our commodity price risk and interest rate risk at September 30, 2023, did not differ materially from the risks disclosed under Item 7A of our 2022 Annual Report on Form 10-K.

Item 4.   CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported within the time periods specified in U.S. Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. As of September 30, 2023, with the participation of management, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer carried out an evaluation, pursuant to Rule 13a-15(b) of the Act, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of September 30, 2023.

During the quarter ended September 30, 2023, we completed the integration of DCP Midstream, LLC’s Class A Segment, DCP Sand Hills Pipeline, LLC and DCP Southern Hills Pipeline, LLC into our internal control environment.

There have been no other changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, in the quarterly period ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

From time to time, we may be involved in litigation and claims arising out of our operations in the normal course of business. Additionally, we have elected a $300,000 threshold to disclose certain proceedings arising under federal, state or local environmental laws when a governmental authority is a party to the proceedings. During the third quarter of 2023, no such new matters arose and there was one material development with respect to matters previously reported but still unresolved, which is described below. We do not currently believe that the eventual outcome of any matters previously reported but still unresolved, individually or in the aggregate, could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

See “Dakota Access, LLC (Dakota Access) and Energy Transfer Crude Oil Company, LLC (ETCO)” section of Note 8—Investments, Loans and Long-Term Receivables and Note 13—Contingencies and Commitments, in the Notes to Consolidated Financial Statements, for additional information regarding Legal Proceedings and other regulatory actions.

Material Development to Matter Previously Reported
In 2018, the Colorado Department of Public Health and Environment (CDPHE) issued a Compliance Advisory in relation to an improperly permitted facility flare and related air emissions from flare operations at one of DCP Operating Company LP’s (DCP Operating LP) gas processing plants, which DCP Operating LP self-disclosed to CDPHE in December 2017. Following information exchanges and discussions with CDPHE, a resolution was proposed pursuant to which the plant’s air permit would be revised, and DCP Operating LP would be assessed an administrative penalty and economic benefit payment. A revised air permit was issued in May 2019, but the parties had not yet entered into a final settlement agreement to complete the matter. Subsequently, in July 2020, CDPHE issued a Notice of Violation (NOV) in relation to amine treater emissions at this plant, which DCP Operating LP self-disclosed to CDPHE in April 2020. Two additional and related NOVs were then issued in 2021 and 2023. DCP Operating LP and the CDPHE have reached a tentative agreement to resolve these matters for aggregate monetary civil penalties of approximately $4 million. As part of the settlement, DCP Operating LP will install emissions management equipment that will address the alleged violations. A final order to resolve these matters is expected to be issued during the first quarter of 2024.

Item 1A.   RISK FACTORS

There have been no material changes from the risk factors disclosed in Item 1A of our 2022 Annual Report on Form 10-K and Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
On October 25, 2023, our board of directors approved a $5 billion increase to our share repurchase authorization. Any future share repurchases will be made at the discretion of management and will depend on various factors including our share price, results of operations, financial condition and cash required for future business plans.

				Millions of Dollars
Period	Total Number of Shares Purchased*	Average Price Paid per Share**	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs***	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2023	2,314,089	$103.90	2,314,089	$3,588
August 1-31, 2023	2,419,069	114.29	2,419,069	3,312
September 1-30, 2023	1,789,987	121.78	1,789,987	3,094
Total	6,523,145	$112.66	6,523,145
* Includes repurchase of shares of common stock from company employees in connection with the company’s broad-based employee incentive plans, when applicable.
** Average price paid per share includes excise tax.
*** Since July 2012, our board of directors has authorized an aggregate of $25 billion of repurchases of our outstanding common stock. Repurchases pursuant to the current authorizations do not have an expiration date. The share repurchases are expected to be funded primarily through available cash. We are not obligated to repurchase any shares of common stock pursuant to these authorizations and may commence, suspend or terminate repurchases at any time. Shares of stock repurchased are held as treasury shares.

Item 5.   OTHER INFORMATION

On September 28, 2023, Zhanna Golodryga, Executive Vice President, Emerging Energy, adopted a trading plan intended to satisfy Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended, providing for the potential exercise of vested stock options and the associated sale of up to 29,800 shares of our common stock between January 2, 2024 and June 28, 2024.

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

Date: November 3, 2023