Form 10-K
period 2023-12-31
Phillips 66
filed 2024-02-21
CIK 1534701

2023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	December 31, 2023
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to
Commission file number: 001-35349

Phillips 66
(Exact name of registrant as specified in its charter)

Delaware	45-3779385
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
The aggregate market value of common stock held by non-affiliates of the registrant on June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price on that date of $95.38, was $42.4 billion. The registrant, solely for the purpose of this required presentation, had deemed its Board of Directors and executive officers to be affiliates, and deducted their stockholdings in determining the aggregate market value.
The registrant had 427,824,429 shares of common stock outstanding at January 31, 2024.
Documents incorporated by reference:
Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 2024 (Part III).

Unless otherwise indicated, the “company,” “we,” “our,” “us” and “Phillips 66” are used in this report to refer to the businesses of Phillips 66 and its consolidated subsidiaries.

This Annual Report on Form 10-K contains forward-looking statements including, without limitation, statements relating to the company’s plans, strategies, objectives, expectations and intentions that are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “estimate,” “believe,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target” and similar expressions often identify forward-looking statements, but the absence of these words does not mean a statement is not forward-looking. The company does not undertake to update, revise or correct any of the forward-looking information unless required to do so pursuant to applicable law. Readers are cautioned that such forward-looking statements should be read in conjunction with the company’s disclosures under the headings “Risk Factors” and “CAUTIONARY STATEMENT FOR THE PURPOSES OF THE ‘SAFE HARBOR’ PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.”

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

3)Refining—Refines crude oil and other feedstocks into petroleum products, such as gasoline, distillates and aviation fuels, as well as renewable fuels. This segment includes 12 refineries in the United States and Europe.

4)Marketing & Specialties—Purchases for resale and markets refined petroleum products and renewable fuels, mainly in the United States and Europe. In addition, this segment includes the manufacturing and marketing of base oils and lubricants.

Corporate and Other includes general corporate overhead, interest income, interest expense, our investment in research of new technologies and various other corporate activities. Corporate assets include all cash, cash equivalents and income tax-related assets. Corporate and Other also includes restructuring costs related to our business transformation. See Note 31—Restructuring, in the Notes to Consolidated Financial Statements, for additional information regarding restructuring costs.

SEGMENT AND GEOGRAPHIC INFORMATION

MIDSTREAM

The Midstream segment consists of three businesses:

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

At December 31, 2023, our Midstream business was comprised of over 72,000 miles of crude oil, refined petroleum product, NGL and natural gas pipeline systems in the United States, including those partially owned or operated by our affiliates. We owned or operated 39 refined petroleum product terminals, 36 gathering and processing plants, 17 crude oil terminals, eight fractionation facilities, six NGL terminals, a petroleum coke exporting facility and various other storage and loading facilities.

DCP Midstream, LLC and Gray Oak Holdings LLC Merger (DCP Midstream Merger)
On August 17, 2022, we announced a realignment of our economic and governance interests in DCP Midstream, LP (DCP LP) and Gray Oak Pipeline, LLC (Gray Oak Pipeline) resulting from the DCP Midstream Merger. In connection with the DCP Midstream Merger, we were delegated DCP Midstream’s governance rights over DCP LP and its general partner entities, referred to as DCP Midstream Class A Segment, and our indirect economic interest in DCP LP increased to 43.3%. Starting on August 18, 2022, our financial results reflect the consolidation of DCP Midstream Class A Segment, as well as DCP Sand Hills and DCP Southern Hills within our NGL and Other business. Prior to August 18, 2022, our investments in DCP Midstream, DCP Sand Hills and DCP Southern Hills were accounted for using the equity method. In connection with the merger, our indirect interest in Gray Oak Pipeline was reduced to 6.5% and is now held through DCP Midstream Class B Segment. We account for our remaining interest in Gray Oak Pipeline using the equity method.

DCP Midstream, LP Merger (DCP LP Merger)
On June 15, 2023, we completed the acquisition of all publicly held common units of DCP LP pursuant to the terms of the Agreement and Plan of Merger, dated as of January 5, 2023 (DCP LP Merger Agreement). The DCP LP Merger Agreement was entered into with DCP LP, its subsidiaries and its general partner entities, pursuant to which one of our wholly owned subsidiaries merged with and into DCP LP, with DCP LP surviving as a Delaware limited partnership. Under the terms of the DCP LP Merger Agreement, at the effective time of the DCP LP Merger, each publicly held common unit representing a limited partner interest in DCP LP (other than the common units owned by DCP Midstream and its subsidiaries) issued and outstanding as of immediately prior to the effective time was converted into the right to receive $41.75 per common unit in cash. The DCP LP Merger increased our aggregate direct and indirect economic interest in DCP LP from 43.3% to 86.8%. See Note 3—DCP Midstream, LLC and DCP Midstream, LP Mergers, in the Notes to Consolidated Financial Statements, for additional information on the DCP Midstream and DCP LP Mergers.

Phillips 66 Partners Merger
On March 9, 2022, we completed the merger between us and Phillips 66 Partners. The merger resulted in the acquisition of all limited partnership interests in Phillips 66 Partners not already owned by us. Upon closing, Phillips 66 Partners became a wholly owned subsidiary of Phillips 66 and its common units are no longer publicly traded. See Note 30—Phillips 66 Partners LP, in the Notes to Consolidated Financial Statements, for additional information on this merger.

Asset Dispositions
In August 2023, Phillips 66 sold its 25% interest in the South Texas Gateway Terminal for approximately $275 million. On February 28, 2023, we closed on the sale of the Belle Chasse Terminal for approximately $76 million.

Transportation

We own or lease various assets to provide transportation, terminaling and storage services. These assets include crude oil, refined petroleum product, NGL, and natural gas pipeline systems; crude oil, refined petroleum product and NGL terminals; a petroleum coke handling facility; marine vessels; railcars and trucks.

Pipelines and Terminals
The following table depicts our ownership interest in major pipeline systems included in our Transportation business at December 31, 2023:

Name	State of Origination/Terminus	Interest	Length (Miles)	Gross Capacity (MBD)
Crude Oil
Bakken Pipeline	North Dakota/Texas	25%	1,918	750
Bayou Bridge	Texas/Louisiana	40	213	480
Clifton Ridge	Louisiana	100	10	260
CushPo	Oklahoma	100	62	130
Eagle Ford Gathering	Texas	100	28	58
Glacier	Montana	79	800	124
Gray Oak Pipeline	Texas	7	862	900
Line 100	California	100	79	61
Line 200	California	100	228	100
Line 300	California	100	61	34
Line 400	California	100	153	46
Line O	Oklahoma/Texas	100	276	38
New Mexico Crude	New Mexico/Texas	100	227	106
Oklahoma Crude	Texas/Oklahoma	100	217	100
Sacagawea	North Dakota	50	95	183
STACK PL	Oklahoma	50	149	250
Sweeny Crude	Texas	100	56	617
West Texas Crude	Texas	100	1,079	140

Name	State of Origination/Terminus	Interest	Length (Miles)	Gross Capacity (MBD)
Refined Petroleum Products
ATA Line	Texas/New Mexico	50%	293	34
Borger to Amarillo	Texas	100	93	74
Borger-Denver	Texas	100	38	39
Borger-Denver	Texas/Colorado	65	207	39
Borger-Denver	Colorado	70	152	39
Cherokee East	Oklahoma/Missouri	100	320	59
Cherokee North	Oklahoma/Kansas	100	29	55
Cherokee South	Oklahoma	100	98	47
Cross Channel Connector	Texas	100	5	197
Explorer	Texas/Indiana	22	1,830	660
Gold Line	Texas/Illinois	100	686	120
Heartland*	Kansas/Iowa	50	49	30
LAX Jet Line	California	50	19	25
Los Angeles Products	California	100	22	132
Paola Products	Kansas	100	106	120
Pioneer	Wyoming/Utah	50	562	63
Powder River	Colorado/Texas	100	350	13
Richmond	California	100	14	31
SAAL	Texas	33	102	32
SAAL	Texas	54	19	30
Seminoe	Montana/Wyoming	100	342	50
Standish	Oklahoma/Kansas	100	92	77
Sweeny to Pasadena	Texas	100	120	335
Torrance Products	California	100	8	279
Watson Products	California	100	9	238
Yellowstone	Montana/Washington	46	710	68
NGL
Blue Line	Texas/Illinois	100	688	26
Brown Line	Oklahoma/Kansas	100	76	26
Conway to Wichita	Kansas	100	55	26
Medford	Oklahoma	100	42	25
Skelly-Belvieu	Texas	50	571	45
TX Panhandle Y1/Y2	Texas	100	249	78
Natural Gas
Rockies Express**
East to West	Ohio/Illinois	25	661	2.6 Bcf/d
West to East	Colorado/Ohio	25	1,712	1.8 Bcf/d
Sacagawea Gas	North Dakota	50	24	0.18 Bcf/d
* Total pipeline system is 419 miles. Phillips 66 has an ownership interest in multiple segments totaling 49 miles.
** Total pipeline system consists of three zones for a total of 1,712 miles. The third zone of the pipeline is bidirectional for 661 miles and can transport 2.6 Bcf/d of natural gas from east to west.

The following table depicts our ownership interest in terminal and storage facilities included in our Transportation business at December 31, 2023:

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

The following table depicts our ownership interest in marine, rail and petroleum coke loading and offloading facilities included in our Transportation business at December 31, 2023:

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

Marine Vessels
At December 31, 2023, we had 11 international-flagged crude oil, refined petroleum product and NGL tankers under time charter contracts, with capacities ranging in size from 300,000 to 1,100,000 barrels.  Additionally, we had a variety of inland and offshore tug/barge units.  These vessels are used primarily to transport crude oil and other feedstocks, as well as refined petroleum products for our refineries.  In addition, the NGL tankers are used to export propane and butane from our fractionation, transportation and storage infrastructure.

Truck and Rail
Our truck and rail fleets support our feedstock and distribution operations. Rail movements are provided via a fleet of approximately 9,600 owned or leased railcars. Truck movements are provided through our wholly owned subsidiary, Sentinel Transportation LLC, and through numerous third-party trucking companies.

NGL and Other

At December 31, 2023, our NGL and Other business was comprised of natural gas processing plants, NGL and natural gas pipeline systems, and fractionators in the United States, including those partially owned or operated by our affiliates. A significant portion of our NGL and Other business is conducted through DCP LP, a consolidated subsidiary. DCP LP is one of the largest processors of natural gas and one of the largest producers of NGLs in the United States. DCP LP’s gathering and processing assets are strategically located in some of the major producing regions in the United States, including the Permian Basin, the Denver-Julesburg Basin (DJ Basin), the Midcontinent and Eagle Ford. Pipelines systems owned by DCP Sand Hills and DCP Southern Hills provide takeaway capabilities for DCP LP’s gathering and processing operations and provide access to customers and market outlets on the U.S. Gulf Coast, including our Sweeny fractionation and export facilities. The integration of DCP LP’s, DCP Sand Hills’ and DCP Southern Hills’ operations into our existing operations provides us with a diversified and integrated portfolio of assets across the wellhead-to-market value chain.

Natural Gas Processing
DCP LP owns or operates 36 active natural gas processing facilities, with a net processing capacity of 5.5 billion cubic feet per day (Bcf/d). At some of these facilities, we fractionate NGL into individual components (ethane, propane, butane and natural gasoline).

Pipeline Systems
At December 31, 2023, our aggregate direct and indirect economic interest in DCP LP was 86.8%, and our aggregate direct and indirect economic interests in DCP Sand Hills and DCP Southern Hills was 91.2%. DCP Sand Hills and DCP Southern Hills own NGL pipeline systems that connect the Eagle Ford, Permian Basin and Midcontinent production areas to the Mont Belvieu,Texas, market hub.

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

The following table depicts our ownership interest in major pipeline systems included in our NGL and Other business at December 31, 2023:

Name	State of Origination/Terminus	Interest	Length (Miles)	Gross Capacity (MBD)
NGL
Black Lake †	Louisiana/Texas	100%	314	80
C2G	Texas	100	155	185
Chisholm	Oklahoma/Kansas	50	202	42
Front Range †	Colorado/Texas	33	450	260
Panola †	Texas	15	250	100
Powder River	Wyoming/Colorado	100	366	16
River Parish NGL	Louisiana	100	499	104
Sand Hills †*	New Mexico/Texas	100	1,400	500
Southern Hills †*	Kansas/Texas	100	940	192
Seabreeze/Wilbreeze †	Texas	100	80	52
Sweeny LPG	Texas	100	260	942
Sweeny NGL	Texas	100	18	204
Texas Express †	Texas	10	600	370
Wattenberg †	Colorado/Kansas	100	450	112
Natural Gas
Cheyenne Connector †	Colorado	50	70	0.6 Bcf/d
Guadalupe †	Texas	Various	600	0.2 Bcf/d
Gulf Coast Express †	Texas	25	530	2.0 Bcf/d
† Owned by DCP LP. At December 31, 2023, Phillips 66 held an aggregate 86.8% direct and indirect economic interest in DCP LP.
* Interest reflects Phillips 66’s 33.33% direct ownership interest in DCP Sand Hills and DCP Southern Hills, as well as its 86.8% aggregate direct and indirect economic interest in DCP LP, which owns a direct two-thirds interest.

The following table depicts our ownership interest in terminal and storage facilities included in our NGL and Other business at December 31, 2023:

Facility Name	Location	Commodity Handled	Interest	Gross Storage Capacity (MBbl)	Gross Rack Capacity (MBD)
Clemens	Texas	NGL	100%	16,500	N/A
Freeport	Texas	Refined Petroleum Products, NGL	100	3,485	N/A
Marysville †	Michigan	NGL	100	8,000	N/A
River Parish	Louisiana	NGL	100	1,500	N/A
Spindletop †	Texas	Natural Gas	100	12 Bcf	N/A
† Owned by DCP LP. At December 31, 2023, Phillips 66 held an aggregate 86.8% direct and indirect economic interest in DCP LP.

The following table depicts our ownership interest in a marine facility included in our NGL and Other business at December 31, 2023:

Facility Name	Location	Commodity Handled	Interest	Gross Loading Capacity (MB/h)
Marine
Freeport	Texas	Refined Petroleum Products, NGL	100%	46

The following table depicts our ownership interest in NGL fractionators included in our NGL and Other business at December 31, 2023:

Facility Name	Location	Interest	Capacity (MBD)
Conway	Kansas	40%	43
Enterprise †*	Texas	25	61
Gulf Coast Fractionators**	Texas	23	33
Mont Belvieu 1 †	Texas	20	32
Sweeny Fractionators	Texas	100	550
† Owned by DCP LP. At December 31, 2023, Phillips 66 held an aggregate 86.8% direct and indirect economic interest in DCP LP.
* Interest reflects Phillips 66’s 12.5% direct interest, as well as its 86.8% direct and indirect economic interest in DCP LP, which owns a direct 12.5% interest.
** This facility has been idled since December 2020, with plans to restart in the second quarter of 2024.

The following table depicts our operating data in Gathering and Processing assets included in our NGL and Other business at December 31, 2023:

Regions	Plants	Approximate Gathering and Transmission Systems (Miles)	Approximate Net Nameplate Plant Capacity (MMcf/d) †
North	13	3,400	1,580
Midcontinent	6	22,800	1,110
Permian	10	15,300	1,220
South	7	6,400	1,630
† Plant capacity represents DCP LP’s proportional ownership. At December 31, 2023, Phillips 66 held an aggregate 86.8% direct and indirect economic interest in DCP LP.

NOVONIX

We own a 16% interest in NOVONIX, a Brisbane, Australia-based company that develops technology and supplies materials for lithium-ion batteries. Our investment in NOVONIX supports an expansion of synthetic graphite production capacity at NOVONIX’s Chattanooga, Tennessee, plant.

CHEMICALS

The Chemicals segment consists of our 50% equity investment in CPChem, which is headquartered in The Woodlands, Texas. At December 31, 2023, CPChem owned or had joint venture interests in 30 manufacturing facilities located in Belgium, Colombia, Qatar, Saudi Arabia, Singapore and the United States. Additionally, CPChem has two research and development centers in the United States.

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

The manufacturing of petrochemicals and plastics involves the conversion of hydrocarbon-based raw material feedstocks into higher-value products, often through a thermal process referred to in the industry as “cracking.” For example, ethylene can be produced by cracking ethane, propane, butane, natural gasoline or certain refinery liquids, such as naphtha and gas oil. Ethylene primarily is used as a raw material in the production of plastics, such as polyethylene. Plastic resins, such as polyethylene, are manufactured in a thermal/catalyst process, and the produced output is used as a further raw material for various applications, such as packaging and plastic pipe.

The following table reflects CPChem’s petrochemicals and plastics product capacities at December 31, 2023:

	Millions of Pounds per Year*
	U.S.	Worldwide

Ethylene	11,910	14,430
Propylene	3,675	4,180
High-density polyethylene	5,305	7,470
Low-density polyethylene	620	620
Linear low-density polyethylene	1,815	1,815
Polypropylene	—	310
Normal alpha olefins	2,920	3,435
Polyalphaolefins	125	255
Polyethylene pipe	500	500
Benzene	1,600	2,530
Cyclohexane	1,060	1,455
Styrene	1,050	1,875
Polystyrene	835	915
Specialty chemicals	440	575
Total	31,855	40,365
* Capacities include CPChem’s share in equity affiliates and excludes CPChem’s NGL fractionation capacity.

During 2023, CPChem completed construction and began operations of a 585 million pounds per year 1-hexene unit in Old Ocean, Texas. Additionally, CPChem completed construction and began operations of a 1 billion pounds per year propylene splitter at its Cedar Bayou facility in the fourth quarter of 2023.

CPChem and a co-venturer are building world-scale petrochemical facilities on the U.S. Gulf Coast and in Ras Laffan, Qatar. On the U.S. Gulf Coast, the Golden Triangle Polymers (GTP) facility will include a 4.6 billion pounds per year ethane cracker and two high-density polyethylene units with a combined capacity of 4.4 billion pounds per year. CPChem owns a 51% equity share in the joint venture. The Ras Laffan Petrochemical (RLP) facility will include a 4.6 billion pounds per year ethane cracker and two high-density polyethylene units with a total capacity of 3.7 billion pounds per year. CPChem owns a 30% equity share in the joint venture. Both facilities are expected to start up in 2026.

REFINING

Our Refining segment refines crude oil and other feedstocks into petroleum products, such as gasoline, distillates and aviation fuels, as well as renewable fuels. This segment includes 12 refineries in the United States and Europe.

The table below depicts information for each of our owned and joint venture refineries at December 31, 2023:

			Thousands of Barrels Daily
Region/Refinery	Location	Interest	Net Crude Throughput Capacity		Net Clean Product Capacity**		Clean Product Yield Capability
			At December 31 2023	Effective January 1 2024	Gasolines	Distillates
Atlantic Basin/Europe
Bayway	Linden, NJ	100%	258	258	155	130	92%
Humber	N. Lincolnshire, United Kingdom	100	221	221	95	115	81
MiRO*	Karlsruhe, Germany	19	58	58	25	27	87
			537	537

Gulf Coast
Lake Charles	Westlake, LA	100	264	264	105	115	70
Sweeny	Old Ocean, TX	100	265	265	158	125	86
			529	529

Central Corridor
Ponca City	Ponca City, OK	100	217	217	120	100	93
Billings	Billings, MT	100	66	66	37	30	90
Wood River	Roxana, IL	50	173	173	88	70	81
Borger	Borger, TX	50	75	75	50	35	91
			531	531

West Coast
Ferndale	Ferndale, WA	100	105	105	65	39	90
Los Angeles	Carson/Wilmington, CA	100	139	139	85	65	90
San Francisco***	Rodeo, CA	100	52	—	—	—	—
			296	244
			1,893	1,841
* Mineraloelraffinerie Oberrhein GmbH.
** Clean product capacities are maximum rates for each clean product category, independent of each other. They are not additive when calculating the clean product yield capability for each refinery.
*** As part of our plans to convert the San Francisco Refinery into a renewable fuels facility, in early 2023, we ceased operations at the Santa Maria facility in Arroyo Grande, California, which reduced net crude throughput capacity from 120 MBD to 75 MBD. In October 2023, we further reduced net crude throughput capacity from 75 MBD to 52 MBD as we shut down one of the two crude units at the Rodeo facility. Effective January 1, 2024, net crude throughput capacity was 52 MBD, but we expect the remaining net crude throughput capacity to come offline upon the shutdown of the Rodeo facility’s second crude unit by the end of February 2024. Accordingly, we have not presented net crude throughput capacity effective January 1, 2024, net clean product capacities and clean product yield capability in the table.

Primary crude oil characteristics and sources of crude oil for our owned and joint venture refineries are as follows:

	Characteristics				Sources
	Sweet	Medium Sour	Heavy Sour	High TAN*	United States	Canada	South and Central America	Europe	Middle East & Africa
Bayway	●	●			●	●		●	●
Humber	●		●	●	●			●	●
MiRO	●	●	●		●			●	●
Lake Charles	●	●	●	●	●	●	●	●	●
Sweeny	●	●	●	●	●	●	●
Wood River	●		●	●	●	●
Borger	●	●	●		●	●
Ponca City	●	●	●		●	●
Billings		●	●	●	●	●
Ferndale	●	●			●	●	●		●
Los Angeles		●	●	●	●	●	●		●
San Francisco**	●	●	●	●	●	●	●	●	●
* High TAN (Total Acid Number): acid content greater than or equal to 1.0 milligram of potassium hydroxide (KOH) per gram.
** We expect to stop processing crude oil at this refinery by the end of February 2024. See further discussion in the notes to the preceding table and the discussion below.

Atlantic Basin/Europe Region

Bayway Refinery
The Bayway Refinery is located on the New York Harbor in Linden, New Jersey. Bayway’s facilities include crude distilling, naphtha reforming, fluid catalytic cracking, solvent deasphalting, hydrodesulfurization and alkylation units. The complex also includes a polypropylene plant with the capacity to produce up to 775 million pounds per year. The refinery produces a high percentage of transportation fuels, as well as petrochemical feedstocks, residual fuel oil and home heating oil. Refined petroleum products are distributed to East Coast customers by pipeline, barge and railcar.

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

Gulf Coast Region

Lake Charles Refinery
The Lake Charles Refinery is located in Westlake, Louisiana, approximately 150 miles east of Houston, Texas. Refinery facilities include crude distilling, naphtha reforming, fluid catalytic cracking, alkylation, hydrocracking, hydrodesulfurization, isomerization and delayed coking units. Refinery facilities also include a specialty coker and calciner. The refinery produces a high percentage of transportation fuels. Other products produced include off-road diesel, home heating oil, feedstock for our Excel Paralubes joint venture in our Marketing and Specialties (M&S) segment, and high-quality specialty graphite and fuel-grade petroleum cokes. A majority of the refined petroleum products are distributed to customers in the southeastern and eastern United States by truck, railcar, barge or major common carrier pipelines. Additionally, refined petroleum products are exported to customers primarily in Latin America and Europe by waterborne cargo.

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

San Francisco Refinery
Historically, our San Francisco Refinery consisted of two facilities linked by our pipelines: the Santa Maria facility, located in Arroyo Grande, California, and the Rodeo facility, located in the San Francisco Bay Area. We are in the process of converting the San Francisco Refinery into one of the world’s largest renewable fuels facilities. Consequently, in February 2023, we ceased operations of the Santa Maria Facility, and, in October 2023, we shut down one of the two crude units at the Rodeo facility. We expect to shut down the second crude unit at the Rodeo facility by the end of February 2024 and begin operations as a renewable fuels facility in the first quarter of 2024. The conversion will reduce emissions from the facility and produce lower carbon intensity transportation fuels. Upon completion, the facility will have over 50,000 BPD (800 million gallons per year) of renewable fuels production capacity. The renewable fuel production primarily will be distributed to customers in California, Oregon and Washington.

Until its expected shutdown, the Rodeo facility includes crude distillation, naphtha reforming, hydrocracking, hydrodesulfurization and delayed coking units. The refinery produces a high percentage of transportation fuels, including CARB-grade gasoline. Other products produced include fuel-grade petroleum coke. The majority of the refined petroleum products are distributed to customers in California by pipeline and barge. Additionally, refined petroleum products are exported to customers primarily in Latin America by waterborne cargo.

MARKETING AND SPECIALTIES

Our M&S segment purchases for resale and markets refined petroleum products, such as gasoline, distillates and aviation fuels, as well as renewable fuels, mainly in the United States and Europe. In addition, this segment includes the manufacturing and marketing of specialty products, such as base oils and lubricants.

Marketing

Marketing—United States
We market gasoline, diesel and aviation fuel through marketer and joint venture outlets that utilize the Phillips 66, Conoco or 76 brands. At December 31, 2023, we had approximately 7,260 branded outlets in 48 states and Puerto Rico.

Our wholesale operations utilize a network of marketers operating approximately 5,090 outlets. We place a strong emphasis on the wholesale channel of trade because of its relatively lower capital requirements. In addition, we hold brand-licensing agreements covering approximately 1,390 sites. Our refined petroleum products are marketed on both a branded and unbranded basis. A high percentage of our branded marketing sales are in the Midcontinent, Rockies and West Coast regions, where our wholesale marketing network secures efficient offtake from our refineries. We also utilize consignment fuel arrangements with several marketers whereby we own the fuel inventory and pay the marketers a monthly fee.

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

We participate in joint ventures engaged in retail convenience store operations in the West Coast, as well as the Midcontinent and Rockies regions. These joint ventures enable us to secure long-term placement of our refinery production and extend participation in the retail value chain. At December 31, 2023, our retail joint ventures had approximately 790 outlets.

In the third quarter of 2023, we acquired a marketing business on the U.S. West Coast to optimize the placement of renewable diesel that will be produced by the Rodeo renewable fuels facility.

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

At December 31, 2023, we had approximately 1,270 marketing outlets in Europe, of which approximately 980 were company owned and approximately 290 were dealer owned. We had interests in 330 additional sites through our Coop joint venture operations in Switzerland, and we held brand-licensing agreements covering approximately 70 sites in Mexico.

Specialties

Lubricants
We manufacture and sell automotive, commercial, industrial and specialty lubricants which are marketed worldwide under the Phillips 66, Kendall, Red Line and other private label brands.

In addition, we own a 50% interest in Excel Paralubes LLC (Excel Paralubes), an operated joint venture that owns a hydrocracked lubricant base oil manufacturing plant located adjacent to the Lake Charles Refinery. The facility has capacity to produce 22,200 BPD of high-quality Group II clear hydrocracked base oils. Excel Paralubes markets the produced base oil under the Pure Performance brand. The facility’s feedstock is sourced primarily from our Lake Charles Refinery.

ENERGY RESEARCH & INNOVATION

Our Energy Research & Innovation organization, located in Bartlesville, Oklahoma, includes scientists and engineers working in over 200 laboratories and numerous pilot plants on our 440 acre research campus to develop new technical solutions focused on advancing our business and solving tomorrow’s energy challenges. Areas of focus for 2023 included feedstock characterization, renewables processing, and process optimization to enhance margins and reliability in our Refining, Midstream and M&S segments.

HUMAN CAPITAL

Phillips 66 employees, our human capital, are guided by our values of safety, honor and commitment. Together, we operate as a high-performing organization by building breadth and depth in capabilities, pursuing excellence and doing the right thing. We empower our people to create and innovate, and to work in ways that are designed to enable us to deliver industry leading performance. On April 1, 2023, DCP Midstream employees transitioned into Phillips 66, and we are in the process of integrating the operations of DCP Midstream Class A Segment to enable the capture of commercial and operational synergies. At December 31, 2023, we had approximately 14,000 employees working toward our mission of providing energy and improving lives and our vision to be the leading integrated downstream energy provider.

We believe maintaining and enhancing a high-performing organization is critical to our success. Our employees promote our culture and are integral to achieving our strategic priorities and maximizing long-term shareholder value. We strive for continuous improvement of our high-performing organization, as we believe that our employees differentiate us in the marketplace. The human capital measures and objectives that we focus on in managing our business and that we believe are important to understand our business, include:

•Safety—Safety is the cornerstone of our business. We endeavor to protect the health and safety of everyone who has a role in our operations and the communities in which we operate. We employ rigorous employee training and audit programs to drive ongoing improvement in personal safety as we strive for zero incidents. We include environmental and safety metrics in our annual incentive compensation program, including our total recordable rate and process safety event rate, to incentivize and reward safe operations. Under the variable cash incentive program, our personal safety performance is measured by our total recordable rate (TRR), which measures the number of incidents per 200,000 hours worked. In 2023, our combined workforce TRR of 0.12 was industry leading and 25 times better than the U.S. manufacturing average.

•Culture—Phillips 66 fosters behaviors that promote our culture. “Our Energy in Action” is a set of core behaviors embedded in the company’s talent and business processes to drive performance and accountability. Those behaviors include working for the greater good; creating an environment of trust; seeking different perspectives; and achieving excellence.

In addition, we believe a high level of performance can only be achieved through a diverse workforce and inclusive culture that supports equal opportunities. Our executive inclusion and diversity (I&D) council, chaired by our President and Chief Executive Officer and comprised of executives and business leaders, sets and monitors the execution of our I&D strategy. Members of the I&D council also serve as global sponsors of our 10 Employee Resource Groups (ERGs). These ERGs are organizations formed around a shared set of experiences and perspectives, and are focused on professional development, networking, raising cultural awareness, community involvement and supporting Phillips 66 recruiting activities. Our ERGs drive employee engagement and align with our corporate objective of fostering an inclusive and diverse workplace.

Historically, we have conducted biennial employee engagement surveys to gather employee perspectives on their experience. In 2023, we transitioned from a biennial to an annual employee engagement survey, with targeted pulse checks to enable us to capture real-time feedback on metrics such as employee engagement, manager effectiveness, performance enablement and our culture. The results of the survey are shared with our employees and Board of Directors. Management analyzes the findings from the survey to monitor our progress and identify potential areas of opportunity.

•Capability—We strive to build depth and breadth in the skills of our employees to create a workforce ready for the future. We drive employee development through technical training and providing opportunities for job rotations, as well as assisting employees with obtaining and sharpening managerial skills through targeted development programs and promotional moves. Our performance management process is designed to identify coaching and training needs.

We also have robust succession management practices and work each year to identify successors for key leadership positions within the company. As part of the process, quarterly sessions are held with management to monitor and guide leadership development.

•Performance—We focus on delivering exceptional, sustainable results. We work towards retention of top talent and have advanced the effectiveness of our performance management process by embedding “Our Energy in Action” into the process to help drive desired behaviors. Additionally, “High Performing Organization” is one of the metrics used in our variable cash incentive program. In assessing our “High Performing Organization,” we measure success in areas such as employee engagement, I&D efforts, talent attraction, retention and development, and our organization’s ability to adapt and respond to challenges, changing market conditions or other external factors.

COMPETITION

Our businesses operate in a competitive environment. In the Midstream segment, our crude oil and refined products pipelines face competition from other crude oil and products pipeline companies, major integrated oil companies, as well as independent crude oil gathering and marketing companies.  Competition is based primarily on quality of customer service and reliability, competitive rates and the proximity of our assets to customers and market hubs. In addition, the Midstream segment competes with numerous integrated petroleum companies, as well as natural gas processing, transmission and distribution companies, to deliver natural gas and NGL to end users. Principal methods of competing include economically securing the right to purchase raw natural gas for gathering systems, managing the pressure of those systems, operating efficient NGL and gas processing plants and securing markets placement for the products produced.

Elements of competition for both our Chemicals and Refining segments include product improvement, new product development, low-cost structures, ability to source adequate feedstock supply and run advantaged feedstocks, and efficient manufacturing and distribution systems. In the M&S segment, competitive factors include product properties, reliability of supply, customer service, price and credit terms, advertising and sales promotion, and development of customer loyalty to branded products.

GENERAL

At December 31, 2023, we held a total of 518 active patents in 18 countries worldwide, including 415 active U.S. patents. The overall profitability of any business segment is not dependent on any single patent, trademark, license or franchise.

In support of our goal to attain zero incidents, we have implemented a comprehensive Health, Safety and Environmental (HSE) management system to support consistent management of HSE risks across our enterprise.  The HSE management system is designed to identify and mitigate the risks of personal safety, process safety, and environmental incidents. The management system requires periodic audits to ensure compliance with government regulations, as well as our internal requirements. Our commitment to continuous improvement is reflected in annual goal setting and performance measurement in safety and environmental performance.

We are subject to various federal laws and government regulations concerning environmental matters and employee safety and health in the United States and other countries. In addition, many state and local governments have adopted environmental and employee safety and health laws and regulations, some of which are similar to federal requirements. State and federal authorities may seek fines and penalties for violating these laws and regulations. The material effects of compliance with these government regulations upon our capital expenditures, earnings and competitive position are primarily associated with environmental regulations. See the environmental information contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity—Contingencies” under the captions “Environmental” and “Climate Change.” It includes information on expensed and capitalized environmental costs for 2023 and those expected for 2024 and 2025.

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

Risks Related to Our Manufacturing and Operations

Market conditions, including volatile commodity prices, margins and demand for refined petroleum, petrochemical and plastics products, impact our earnings, financial condition and cash flows.

Similar to other companies in the industry in which we operate, our financial results are largely affected by the relationship, or margin, between the prices at which we sell refined petroleum, petrochemical and plastics products and the prices for crude oil and other feedstocks used in manufacturing these products. Historically, margins have been volatile, and we expect they will continue to be volatile in the future.

The cost of feedstocks and the prices at which we can ultimately sell our products depend on numerous factors beyond our control, including regional and global supply and demand, which are subject to, among other things, production levels, levels of refined petroleum product inventories, productivity and growth of economies, geopolitical risks, such as turmoil in the Middle East, Eastern Europe, and other producing regions, technology advancements and the pace of the energy transition, weather-related damage and disruptions due to other natural or human causes, consumer preferences and the use and availability of substitute products, and governmental regulation. We do not produce crude oil and other feedstocks and must purchase all of the feedstocks we process. The prices for crude oil and refined petroleum products can fluctuate based on global, regional and local market conditions, as well as by type and class of products, which can reduce margins and have a significant impact on our refining, wholesale marketing and retail operations, revenues, operating income and cash flows. The ability of the members of the Organization of Petroleum Exporting Countries (OPEC) to agree on and to maintain crude oil price and production controls and changes in trade flows from events such as the Russia-Ukraine war have also had, and are likely to continue to have, a significant impact on the market prices of crude oil and certain of our products. Also, crude oil supply contracts generally have market-based pricing provisions. We normally purchase our refinery feedstocks weeks before manufacturing and selling the refined petroleum products. We also purchase refined petroleum products produced by others for sale to our customers. Changes in prices that occur between the time we purchase feedstocks or products and when we sell the refined petroleum products could have a significant effect on our financial results.

The price of natural gas and crude oil also influences prices for the petrochemical and plastics products we produce and the feedstocks used to manufacture those products. Our Chemicals segment uses feedstocks that are derivatively produced in the processing of natural gas and refining of crude oil, and those feedstock prices can fluctuate widely for a variety of reasons, including changes in worldwide energy prices and the supply and availability of the feedstocks. Due to the highly competitive nature of most of the products sold by our Chemicals segment, market position cannot necessarily be protected by product differentiation or by passing on cost increases to customers. As a result, price increases in raw materials may not correlate with changes in the prices at which petrochemical and plastics products are sold, thereby negatively affecting margins and the results of operations of our Chemicals segment.

Sustained or prolonged declines in commodity prices and margins for our products may adversely affect our results of operations, liquidity, access to the capital markets, and our ability to fund our capital priorities, including share repurchases and dividends.

Market conditions, including volatile commodity prices and demand for crude oil, natural gas and NGL, impact the earnings, financial condition and cash flows of our Midstream business.

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

In order to maintain or increase throughput levels on our natural gas gathering and transportation pipeline systems and NGL pipelines and the asset utilization rates at our natural gas processing plants, we must continually obtain new supplies. The level of successful drilling activity and prices of, and demand for, natural gas and crude oil, as well as producers’ desire and ability to obtain necessary permits are some of the factors that may affect new supplies of natural gas and NGL. If we are not able to obtain new supplies of natural gas to replace the natural decline in volumes from existing wells or because of competition, throughput on our pipelines and the utilization rates of our treating and processing facilities would decline. This could have a material adverse effect on our business, results of operations, financial position and cash flows, and our ability to make cash distributions.

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

Although we take precautions to ensure and enhance the safety of our operations and minimize the risk of disruptions, our operations are subject to the hazards inherent in chemicals, refining and midstream businesses, such as explosions, fires, refinery, processing facility or pipeline releases or other incidents, power outages, labor disputes, global health crises, restrictive governmental regulation or other natural or man-made disasters, such as geopolitical conflicts and acts of terrorism, including cyber intrusion. The inability to operate facilities or assets due to any of these events could significantly impair our ability to manufacture, process, store or transport products.

Any casualty occurrence involving our assets or operations could result in serious personal injury or loss of human life, significant damage to property and equipment, environmental pollution, impairment of operations and substantial losses to us. For assets located near populated areas, including residential areas, commercial business centers, industrial sites and other public gathering areas, the level of damage resulting from these risks could be greater. Damages resulting from an incident involving any of our assets or operations may result in our being named as a defendant in one or more lawsuits asserting potentially substantial claims or in our being assessed potentially substantial remediation fines or penalties by governmental authorities. Should any of these risks materialize at any of our equity affiliates, it could have a material adverse effect on the business and financial condition of the equity affiliate and negatively impact their ability to make future distributions to us.

We are subject to interruptions of supply and offtake, as well as increased costs, as a result of our reliance on third-party transportation of crude oil, NGL and refined petroleum products.

We often utilize the services of third parties to transport crude oil, NGL and refined petroleum products to and from our facilities. In addition to our own operational risks, we could experience interruptions of supply or increases in costs to deliver refined petroleum products to market if the ability of the pipelines or vessels to transport crude oil or refined petroleum products is disrupted because of weather events, accidents, governmental regulations, public health crises, armed hostilities, or third-party actions, including protests. A prolonged disruption of the ability of a pipeline or vessel to transport crude oil, NGL or refined petroleum products to or from one or more of our refineries or other facilities could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Public health crises, epidemics and pandemics, such as the COVID-19 pandemic, have had and could continue to have a material adverse effect on our business. Any future widespread health crises could materially and adversely impact our business in the future.

Our global operations expose us to risks associated with public health crises and outbreaks of epidemics, pandemics, or contagious diseases, such as COVID-19. The COVID-19 pandemic and the associated containment efforts had a serious adverse impact on the economy and a material adverse effect on our business, as the demand for crude oil, gasoline, jet fuel, diesel fuel and other refined products was significantly reduced. We may be impacted again in the future depending on the duration and scope of any future health crises, epidemics, or pandemics.

Even if a virus or other illness does not spread significantly, the perceived risk of infection or health risk may result in reduced demand for our products and materially affect our business. As we cannot predict the duration or scope of any public health crisis, epidemic or pandemic, the negative financial impact to our results cannot be reasonably estimated and could be material. Factors that will influence the impact on our business and operations include the duration and extent of such events, including the virulence of the infection, the timing of vaccine development and distribution across the world and its impact on economic recovery, the extent of imposed or recommended containment and mitigation measures, including travel restrictions, and their impact on our operations, and the general economic consequences of public health crises, epidemics and pandemics, such as the COVID-19 pandemic.

To the extent any public health crisis, epidemic or pandemic adversely affected or affects our business and financial results, it may also have the effect of heightening many of the other risks that could adversely affect our business described in this Annual Report, such as risks associated with industry capacity utilization, volatility in the price and availability of raw materials, supply chain interruptions, material adverse changes in customer relationships including any failure of a customer to perform its obligations under agreements with us, and risks associated with worldwide or regional economic conditions.

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

Strategic Performance and Future Growth Risks

Large capital-intensive projects can take many years to complete, and the political and regulatory environments or market conditions could deteriorate significantly between the project approval date and the project startup date, negatively impacting expected project returns.

Our basis for approving large-scale capital-intensive projects, such as the conversion of our San Francisco refinery into a renewable fuels facility, is the expectation that it will deliver an acceptable rate of return on the capital invested. We base these forecasted project economics on our best estimate of future market conditions including the regulatory and operating environment. Most large-scale projects take several years to complete. During this multiyear period, the political and regulatory environments or other market conditions can change from those we anticipate, and these changes could be significant. Supply chain disruptions may also delay projects or increase costs. Accordingly, we may not be able to realize our expected returns from a large investment in a capital project, and this could negatively impact our results of operations, cash flows and our return on capital employed.

Plans we or our joint ventures may have to expand or construct assets or develop new technologies, and plans for our future performance are subject to risks associated with societal and political pressures and other forms of opposition to the future development, transportation and use of petroleum-based fuels. Such risks could adversely impact our business and results of operations.

Certain of our plans are based upon the assumption that societal sentiment will continue to enable, and existing regulations will remain in place to allow for, the future development, transportation and use of petroleum-based fuels. A portion of our growth strategy is dependent on our and our joint ventures’ ability to capture growth opportunities in the Midstream and Chemicals segments. Regulatory policy decisions relating to the production, refining, transportation, marketing and use of petroleum-based fuels are subject to political pressures and the influence and protests of environmental and other special interest groups. For example, the construction or expansion of pipelines can involve numerous regulatory, permitting, environmental, political, and legal uncertainties, many of which are beyond our control. We may not be able to identify or execute growth projects, and those that are identified may not be completed on schedule or at the budgeted cost, if at all. In addition, our revenues may not increase immediately upon the expenditure of funds on a particular project. Delays or cost increases related to capital spending programs or the inability to complete growth projects could negatively impact our reputation, results of operations, cash flows and our return on capital employed.

Our Energy Research & Innovation organization works to develop new technologies and solutions focused on advancing our business units, including renewable and sustainable fuels research. Our efforts to research and develop new technologies is subject to a multitude of factors and conditions, many of which are out of our control. Examples of such factors include evolving government regulation, the pace of changes in technology, the successful development and deployment of existing or new technologies and business solutions on a commercial scale, competition from third parties in developing new technologies and the availability, timing and cost of equipment. The occurrence of these factors may delay or increase the cost of our efforts, which could negatively impact our reputation, results of operations, cash flows and our return on capital employed.

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

Actions of federal, state, local and international governments through legislation or regulation, executive order, permit or other review of infrastructure or facility development, and commercial restrictions could delay projects, increase costs, limit development, or otherwise reduce our profitability both in the United States and abroad. Any such actions may affect many aspects of our operations, including:

•Establishing maximum margins that can be earned on sales of motor fuels or imposing financial penalties on profits earned above established maximum margins.

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

For example, in March 2023, the California legislature adopted Senate Bill No. 2 (such statute, together with any regulations contemplated or issued thereunder, SBx 1-2), which, among other things, (i) authorizes the establishment of a maximum gross gasoline refining margin (maximum margin) and the imposition of a financial penalty for profits above the maximum margin, (ii) significantly expands reporting obligations relating to the maintenance and business of our California refineries, which includes reporting requirements to the California Energy Commission (CEC) for all participants in the petroleum industry supply chain in California, (iii) creates the Division of Petroleum Market Oversight within the CEC to analyze the data provided under SBx 1-2, and (iv) authorizes the CEC to regulate the timing and other aspects of refinery turnaround and other maintenance activities in certain instances. The CEC is currently in rulemaking with respect to various aspects of SBx 1-2, and the potential implementation of a financial penalty or any restrictions or delays on our ability to undertake turnaround or other maintenance activities creates uncertainty due to the potential adverse effects on our refining, marketing and midstream operations in California, which may be material to our results of operations, financial condition, profitability and cash flows.

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

Furthermore, the U.S. government can prevent or restrict us from doing business in foreign countries and from doing business with entities affiliated with foreign governments, which can include state oil companies and U.S. subsidiaries of those companies. The Office of Foreign Assets Control (OFAC) of the U.S. Department of the Treasury administers and enforces economic and trade sanctions based on U.S. foreign policy and national security matters. The effect of any such OFAC sanctions could disrupt transactions with or operations involving entities affiliated with sanctioned countries, and could limit our ability to obtain optimum crude slates and other refinery feedstocks and effectively distribute refined petroleum products. We may face other regulatory changes in the U.S. including, but not limited to, the enactment of tax law changes that adversely affect our industry, new emissions standards, restrictive flaring regulations, and more stringent requirements for environmental impact studies and reviews.

Hostilities in the Middle East, Russia or elsewhere or the occurrence or threat of future terrorist attacks could adversely affect the economies of the U.S. and other countries. Other political and economic risks include global health crises; financial market turmoil; economic volatility and global economic slowdown; currency exchange rate fluctuations; short-term and long-term inflationary pressures; rising or prolonged periods of high interest rates; import or export restrictions and changes in trade regulations; supply chain disruptions; civil unrest and other political risks; limitations in the availability of labor to develop, staff and manage operations; and potentially adverse tax developments. If any of these events occur, our businesses and results of operations may be adversely affected.

We may not be able to effectively identify, whether through acquisition, investment or development, lower-carbon opportunities on favorable terms, or at all, and failure to do so could limit our growth, our ability to participate in the energy transition, and our ability to meet our environmental goals and targets.

Part of our strategy includes capturing growth opportunities in our Emerging Energy business to further advance our participation in the energy transition and meet our greenhouse gas (GHG) emissions reduction targets. This strategy depends on our ability to successfully identify and evaluate acquisition and investment opportunities or develop and commercialize new technologies. The number of lower-carbon opportunities may be limited, and we will compete with other energy companies for these limited opportunities, which could make them more expensive and the returns for our business less attractive and possibly cause us to refrain from making them at all. Further, certain lower-carbon opportunities will depend on technological and other advancements that may not be within our control and may not come to fruition or be economically feasible in the near term. Any new opportunities also may depend on the viability of new assets or businesses that are contingent on public policy mechanisms including investment tax credits, subsidies, renewable portfolio standards and carbon trading plans. These mechanisms have been implemented at the state and federal levels to support the development of renewable energy and other clean infrastructure technologies. The availability and continuation of public policy support mechanisms will drive a significant part of the economics and viability of lower-carbon and clean energy investments generally, as well as our participation in them. If we are unable to identify and consummate acquisitions and investments, our ability to execute a portion of our growth strategy and meet our environmental goals may be impeded.

Regulatory and Environmental, Climate and Weather Risks

Climate change and severe weather may adversely affect our and our joint ventures’ facilities and ongoing operations.

The potential physical effects of climate change and severe weather, as well as other chronic physical effects such as water shortages and rising sea levels, on our operations are highly uncertain and depend upon the unique geographic and environmental factors present. We have systems in place to manage potential acute physical risks, including those that may be caused by climate change, but such events could have an adverse effect on our assets and operations. Examples of potential physical risks include floods, hurricane-force winds, severe storms, droughts, heat waves, earthquakes, wildfires, freezing temperatures and snowstorms, as well as rising sea levels at our coastal facilities. We have incurred, and will continue to incur, costs to protect our assets from physical risks and to employ processes, to the extent available, to mitigate such risks.

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

The operation of refineries, power plants, fractionators, pipelines, terminals, gas processing facilities and vessels is inherently subject to the risks of spills, discharges or other inadvertent releases of petroleum or hazardous substances. If any of these events had previously occurred or occurs in the future in connection with any of our refineries, pipelines or refined petroleum products terminals, or in connection with any facilities that receive our wastes or byproducts for treatment or disposal, other than events for which we are indemnified, we could be liable for all costs and penalties associated with their remediation under federal, state, local and international environmental laws or at common law, and could be liable for property damage to third parties caused by contamination from releases and spills.

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

International climate change-related efforts, such as the 2015 United Nations Conference on Climate Change, which led to the creation of the Paris Agreement, and the 2023 United Nations Climate Change Conference, may impact the regulatory framework of states whose policies directly influence our present and future operations. Although the United States had previously withdrawn from the Paris Agreement, it has since taken the steps necessary to rejoin, which was effective in February 2021. The future of the U.S.’s climate change strategy and the impact to our industry and operations due to further GHG regulation is unknown at this time.

Increased regulation of the fossil fuel industry, particularly with respect to hydraulic fracturing, could result in reductions or delays in U.S. production of crude oil and natural gas, which could adversely impact our results of operations.

Most of the crude oil and natural gas production of our Midstream segment’s customers is being produced from unconventional oil shale reservoirs. These reservoirs require hydraulic fracturing completion processes to release the hydrocarbons from the rock so they can flow through casing to the surface. Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into a formation to stimulate hydrocarbon production. The EPA, as well as several state agencies, have commenced studies and/or convened hearings regarding the potential environmental impacts of hydraulic fracturing activities. At the same time, certain environmental groups have suggested that additional laws may be needed to more closely and uniformly regulate the hydraulic fracturing process, and legislation has been proposed to provide for such regulation. In addition, some communities have adopted measures to ban hydraulic fracturing in their communities.

Also, certain interest groups have also proposed ballot initiatives and constitutional amendments designed to restrict crude oil and natural gas development generally. If ballot initiatives, local, state, or national restrictions or prohibitions are adopted and result in more stringent limitations on the production and development of crude oil and natural gas, we may incur significant costs to comply with the requirements, and producers may experience delays or curtailment in the permitting or pursuit of exploration, development or production activities. Such compliance costs and delays, curtailments, limitations or prohibitions could have a material adverse effect on our business, prospects, results of operations, financial condition and liquidity. In addition to these proposed ballot initiatives and constitutional amendments, municipalities, such as the City of Los Angeles, have already enacted or contemplate enacting complete or partial bans on oil and gas exploration and production activities.

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

Societal, technological, political and scientific developments around emissions and fuel efficiency may decrease demand for traditional transportation fuels.

Developments aimed at reducing GHG emissions may decrease the demand or increase the cost for our transportation fuels. Societal attitudes toward these products and their relationship to the environment may significantly affect our effectiveness in marketing our products. Government efforts to steer the public toward non-petroleum-based fuel dependent modes of transportation may foster a negative perception toward transportation fuels or increase costs of our products, thus affecting the public’s attitude toward our major products. Advanced technology and increased use of vehicles that do not use petroleum-based transportation fuels or that are powered by hybrid engines would reduce demand for the motor fuel we produce. We may also incur increased production costs, which we may not be able to pass along to our customers.

Additionally, renewable fuels, alternative energy mandates and energy conservation efforts could reduce demand for refined petroleum products. Tax incentives and other subsidies can make renewable fuels and alternative energy more competitive with refined petroleum products than they otherwise might be, which may reduce refined petroleum product margins and hinder the ability of refined petroleum products to compete with renewable fuels. The competition for renewable fuels feedstocks may also increase, negatively impacting the availability of such feedstocks or increasing their cost.

These developments could potentially have a material adverse effect on our business, financial condition, results of operations and cash flows.

Continuing political and social concerns about climate change and other Environmental, Social and Governance (ESG) matters may result in changes to our business and significant expenditures, including litigation-related expenses.

Increasing attention to global climate change has resulted in increased investor attention and an increased risk of public and private litigation, which could increase our costs or otherwise adversely affect our business. Additionally, cities, counties, and other governmental entities in several states in the U.S. began filing lawsuits against energy companies in 2017, including Phillips 66, seeking damages allegedly associated with climate change, and the plaintiffs are seeking unspecified damages and abatement under various tort theories. Similar lawsuits may be filed in other jurisdictions. While we believe these lawsuits are an inappropriate vehicle to address the challenges associated with climate change and will vigorously defend against them, the ultimate outcome and impact to us of any such litigation cannot be predicted with certainty, and we could incur substantial legal costs associated with defending these and similar lawsuits in the future.

Additionally, governments and private parties are also increasingly filing lawsuits or initiating regulatory action based on allegations that certain public statements regarding climate change and other ESG-related matters and practices by companies are false or misleading “greenwashing” that violate deceptive trade practices and consumer protection statutes. Such claims are included in lawsuits filed against energy companies, including Phillips 66. Such lawsuits present a high degree of uncertainty regarding the extent to which energy companies face an increased risk of liability stemming from climate change or ESG disclosures and practices.

Efforts have also been made by governments and private parties to shut down energy assets by challenging operating permits, the validity of easements or the compliance with easement conditions. Lawsuits and/or regulatory proceedings or actions of this nature could result in interruptions to construction or operations of current or future projects, delays in completing those projects and/or increased project costs, all of which may have a material, adverse effect on our business, financial condition, results of operation and cash flows.

These risks may result in unexpected costs, negative sentiments about our company, disruptions in our operations, increases to our operating expenses and reduced demand for our products, which in turn could have an adverse effect on our business, financial condition and results of operations.

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

Cybersecurity and Data Privacy Risks

Cybersecurity incidents and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

Our information technology and infrastructure, or information technology and infrastructure of our third-party service providers (e.g., cloud-based service providers), may be vulnerable to attacks by malicious actors or breached due to human error, malfeasance or other disruptions, including ransomware and other malware, phishing and social engineering schemes, malicious software, data privacy breaches by employees, insiders or others with authorized access, attempts to gain unauthorized access to our data and systems; and other cybersecurity incidents. Any such incidents could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such unauthorized access, disclosure or other loss of information could result in one or more of the following outcomes: (i) unauthorized access to or a loss or misuse of intellectual property, proprietary information, or employee, customer or vendor data; (ii) public disclosure of sensitive information; (iii) increased costs to prevent, respond to, or mitigate cybersecurity events, such as deploying additional personnel and protection technologies, training employees, and engaging third-party experts and consultants; (iv) systems interruption; (v) disruption of our business operations; (vi) remediation costs for repairs of system damage, or regulatory fines or penalties; (vii) reputational damage that adversely affects customer or investor confidence; (viii) exposure to legal liability; and (ix) damage to our competitiveness, stock price, and long-term stockholder value. Any of the foregoing can be exacerbated by a delay or failure to detect a cybersecurity incident or the full extent of such incident. Further, we have exposure to cybersecurity incidents and the negative impacts of such incidents related to our critical data and proprietary information housed on third-party IT systems, including cloud-based systems. Additionally, authorized third-party IT systems or software can be compromised and used to gain access or introduce malware to our IT systems that can materially impact our business. Although we devote significant resources to prevent cybersecurity incidents and protect our system and data, we have experienced actual and attempted cybersecurity incidents, and while we do not believe that any of these incidents has had a material effect on our business, operations or financial condition, it is possible that a future incident may have such an effect.

A cybersecurity incident may also result in legal claims or proceedings against us by our shareholders, employees, customers, vendors, and governmental authorities (U.S. and non-U.S.). Our infrastructure protection technologies and disaster recovery plans may not be able to prevent a technology systems breach or systems failure, which could have a material adverse effect on our financial position or results of operations. Furthermore, the continuing and evolving threat of cyberattacks has resulted in increased regulatory focus on prevention. To the extent we face increased regulatory requirements, we may be required to expend significant additional resources to meet such requirements.

Increasing regulatory focus on privacy and cybersecurity issues and expanding laws could expose us to increased liability, subject us to lawsuits, investigations and other liabilities and restrictions on our operations that could significantly and adversely affect our business.

Along with our own data and information collected in the normal course of our business, we and our partners collect and retain certain data that is subject to specific laws and regulations. The transfer and use of this data both domestically and across international borders is becoming increasingly complex. This data is subject to governmental regulation at the federal, state, international, national, provincial and local levels in many areas of our business, including data privacy and security laws such as the European Union (EU) and United Kingdom (UK) versions of the General Data Protection Regulation (GDPR) and the California Consumer Privacy Act (CCPA).

The GDPR applies to the transfer and processing of personal data of those who live in the EU or UK, respectively. As interpretation and enforcement of the GDPR evolves, it creates a range of new compliance obligations, which could cause us to incur additional costs. Failure to comply could result in significant penalties that may materially adversely affect our business, reputation, results of operations, and cash flows.

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

Comprehensive privacy laws with some similarities to the CCPA have been proposed or passed at the U.S. federal and state levels, such as the Colorado Privacy Act. Additionally, the Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination and security of data as well as requiring disclosures about these practices. Existing and potential future data privacy laws pose increasingly complex compliance challenges and potentially elevate our costs. Any failure by us to comply with these laws and regulations, including as a result of a security or privacy breach, could result in significant penalties and liabilities for us. Additionally, if we acquire a company that has violated or is not in compliance with applicable data protection laws, we may incur significant liabilities and penalties as a result.

Indebtedness, Capital Markets and Financial Risks

Uncertainty and illiquidity in credit and capital markets can impair our ability to obtain credit and financing on acceptable terms and can adversely affect the financial strength of our business partners.

Our ability to obtain credit and capital depends in large measure on the state of the credit and capital markets, which is subject to factors beyond our control. Our ability to access credit and capital markets may be restricted at a time when we would like, or need, access to those markets, which could constrain our flexibility to react to changing economic and business conditions. In addition, the cost and availability of debt and equity financing may be adversely impacted by unstable or illiquid market conditions. Protracted uncertainty and illiquidity in these markets also could have an adverse impact on our lenders, commodity transaction counterparties, or our customers, preventing them from meeting their obligations to us.

From time to time, our cash needs may exceed our available cash and our business could be materially and adversely affected if we are unable to obtain necessary funds from financing activities. From time to time, we may need to supplement cash generated from operations with proceeds from financing activities. Uncertainty and illiquidity in financial markets may materially impact the ability of the participating financial institutions to fund their commitments to us under our liquidity facilities that are supported by a broad syndicate of financial institutions. Accordingly, we may not be able to obtain the full amount of the funds available under our liquidity facilities to satisfy our cash requirements, and our failure to do so could have a material adverse effect on our operations and financial position.

Negative sentiment towards fossil fuels and increased attention to environmental and social matters, including climate change, could adversely affect our business, the market price for our common stock and our access to and cost of capital.

There have been efforts in recent years aimed at the investment community, including investment advisors, sovereign wealth funds, public pension funds, universities, and other groups, to promote the divestment of fossil fuel companies, as well as to pressure lenders, insurers, and other financial services companies to limit or curtail activities with fossil fuel companies. If these or similar efforts are continued, our stock price, our ability to access capital markets or insure our operations, and our cost of capital may be negatively impacted.

Members of the investment community are also increasing their focus on environmental and social (E&S) matters, including practices related to GHG emissions, climate change, business resilience, diversity and inclusion, environmental justice and other E&S matters. As a result, we may face increasing pressure regarding our E&S disclosures and practices. Additionally, members of the investment community may screen companies such as ours for E&S performance before investing in our stock or participating in our financing activities. If we are unable to meet the E&S standards set by these investors, we may lose investors, our stock price may be negatively impacted, our access to capital markets and lenders may be curtailed, and our reputation may be negatively affected.

Our efforts to accurately report on E&S-related issues expose us to operational, reputational, financial, legal, and other risks. Standards for tracking and reporting on E&S-related matters, including climate-related matters, have not been harmonized and continue to evolve. Processes and controls for reporting on E&S matters are subject to evolving and disparate standards of identification, measurement, and reporting on such metrics, including any climate change and E&S-related public company disclosure requirements adopted by the SEC, and such standards may change over time, which could result in significant revisions to our current E&S practices and disclosures.

A failure to achieve our published GHG emissions intensity reduction goals and other E&S targets we may set in the future could negatively impact our business.

We have announced targets to reduce our Scope 1 and Scope 2 GHG emissions intensity from our operations by 30% and Scope 3 GHG emissions intensity of our energy products by 15% by 2030, and a target to reduce our Scope 1 and Scope 2 GHG emissions intensity by 50% by 2050, in each case as compared to baseline 2019 levels. Our ability to achieve these goals depends on many factors, many of which are beyond our control, such as advancements that enable broad commercial deployment and use of lower-carbon technologies; global policies that fund and incentivize the development of a lower-carbon energy system; changes in consumer behavior and energy choices; the availability of materials throughout the supply chain; evolving regulatory requirements; competitor actions; the availability of renewable feedstocks; and acquisition and divestiture activities. Further, the standards for tracking and reporting on GHG emissions have not been harmonized and continue to evolve. Our selection of disclosure frameworks that seek to align with various reporting standards may change from time to time and may result in a lack of comparative data from period to period. In addition, our processes and controls may not always align with evolving voluntary standards for identifying, measuring, and reporting GHG emissions, our interpretation of reporting standards may differ from those of others, and such standards may change over time, any of which could result in significant revisions to our goals or reported progress in achieving such goals.

The pursuit of these targets, and any other climate-related or E&S goals we may announce, may increase our costs, require us to purchase emissions credits or offsets, or limit or negatively impact our business plans. Further, any failure or perceived failure to achieve such goals and targets within the timelines that we announce, or at all, could cause reputational harm, negatively impact our stock price and access to and cost of capital, and expose us to enforcement or litigation, among other negative impacts.

We do not fully insure against all potential losses, including those from extreme weather events, and, therefore, our business, financial condition, results of operations and cash flows could be adversely affected by unexpected or underinsured liabilities and increased costs.

We maintain insurance coverage in amounts we believe to be prudent, including against many, but not all, potential liabilities arising from operating hazards. We rely on existing liquidity, financial resources and borrowing capacity to meet short-term obligations that would result from uninsured or underinsured liabilities arising from operating hazards, including but not limited to, explosions, fires, refinery or pipeline releases or other incidents involving our assets or operations, including weather events, which could reduce the funds available to us for capital and investment spending and could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Deterioration in our credit profile could increase our costs of borrowing money, limit our access to the capital markets and commercial credit, and could trigger co-venturer rights under joint venture arrangements.

Our credit ratings could be lowered or withdrawn entirely by a rating agency if, in its judgment, the circumstances warrant. If a rating agency were to downgrade our rating below investment grade, our borrowing costs would increase, and our funding sources could decrease. This could require us to provide collateral, or other forms of security, which would increase our costs and restrict operational and financial flexibility.

In addition, a failure by Phillips 66 to maintain an investment grade rating could affect its business relationships with suppliers and operating partners. For example, Phillips 66’s agreement with Chevron Corporation (Chevron) regarding CPChem permits Chevron to buy Phillips 66’s 50% interest in CPChem for fair market value if Phillips 66 experiences a change in control or if both Standard & Poor’s Financial Services LLC and Moody’s Investors Service, Inc. lower their credit ratings below investment grade and the credit rating from either rating agency remains below investment grade for 365 days thereafter, with fair market value determined by agreement or by nationally recognized investment banks. As a result of these factors, a downgrade of credit ratings could have a material adverse impact on Phillips 66’s future operations and financial position.

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

In connection with our separation from ConocoPhillips in 2012, we entered into an Indemnification and Release Agreement and certain other agreements pursuant to which ConocoPhillips agreed to indemnify us for certain liabilities, and we agreed to indemnify ConocoPhillips for certain liabilities. Indemnities that we may be required to provide are not subject to any cap and may be significant. Third parties could also seek to hold us responsible for any of the liabilities that ConocoPhillips has agreed to retain. Further, the indemnity from ConocoPhillips may not be sufficient to protect us against the full amount of such liabilities, and ConocoPhillips may not be able to fully satisfy its indemnification obligations. Each of these risks could negatively affect our business, results of operations and financial condition.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 1C. CYBERSECURITY

Management has implemented a comprehensive cybersecurity program that is designed to protect our information, and that of our customers and suppliers, against cybersecurity threats that may materially and adversely affect the confidentiality, integrity, and availability of our information systems. Our cybersecurity program includes processes and standards that leverage recognized cybersecurity frameworks, industry best practices and guidance from U.S. Government security directives that focus on cybersecurity and critical infrastructure.

Cybersecurity Governance

Board of Directors

The Audit and Finance Committee of the Board of Directors (the Audit and Finance Committee) is responsible for overseeing the company’s Enterprise Risk Management (ERM) program, including oversight of the processes management has implemented to assess, identify and manage risks associated with cybersecurity and information technology. In carrying out this responsibility, the Audit and Finance Committee regularly receives written reports from the company’s Chief Information Security Officer (CISO) and periodic briefings from the CISO. These presentations may address a wide range of topics, such as the results of recent vulnerability assessments and third-party independent reviews, changes to the threat environment, technological trends and other recent developments, and peer and other third-party benchmarking. The Audit and Finance Committee makes regular reports to the Board of Directors on data protection and cybersecurity matters. The company maintains an Enterprise Cybersecurity Incident Response Plan (ECIRP) which provides the framework for management’s response to cyber-related incidents and escalation protocols, including, when appropriate, prompt reporting to the Board of Directors.

Management

At the management level, our CISO has extensive cybersecurity knowledge and skills gained from work experience at the company and with a law enforcement agency, as well as from obtaining advanced professional certifications. The CISO is responsible for the assessment and management of risks from cybersecurity threats and leads a team responsible for implementing, monitoring and maintaining cybersecurity and data protection practices across the company. The individuals who report directly to our CISO possess relevant educational and industry experience in the areas of cyber threat hunting and intelligence, digital standards, data privacy, cyber training, and cybersecurity operations center management. In addition to our internal cybersecurity capabilities, we also regularly engage consultants, or other third parties to assist with assessing, identifying, and managing cybersecurity risks. The CISO receives reports on cybersecurity threats on an ongoing basis, and in conjunction with management, regularly reviews risk management measures implemented by the company to identify, assess and mitigate data protection and cybersecurity risks. Our CISO works closely with the company’s Senior Counsel, Intellectual Property and Data Protection, to oversee compliance with legal, regulatory and contractual security requirements.

Risk Management and Strategy

On an annual basis, we conduct an evaluation of our cybersecurity risks as part of the ERM program. Through the ERM program, the CISO and other internal subject matter experts review potential cybersecurity threat scenarios, such as data theft, cash theft, widespread outages and business disruptions, and the potential consequences of such scenarios. The results of the risk assessment are shared with management and the Audit and Finance Committee.

We have a continuous monitoring program to detect and respond to potential cybersecurity threats in real-time. Log data from our technical controls are collected, aggregated, and correlated in a Security Information and Event Management (SIEM) system that identifies and categorizes events, as well as analyzes them. If the SIEM system identifies a potential security event, it can direct other controls to stop the activity and also generate alerts for detection and response. These alerts are monitored by a managed security service provider that augments a dedicated internal Security Operations Center team.

In addition, we utilize a third-party risk management (TPRM) program to identify, assess, monitor, and mitigate risks associated with third-party relationships, including cybersecurity risks. The TPRM program is designed to help ensure proper controls and measures are in place to manage the potential risks and vulnerabilities associated with third parties. Our policies and procedures aid in the governance from initial due diligence, selection, and contracting to termination.

With respect to cybersecurity incident response, our ECIRP provides a standardized framework for responding to cybersecurity incidents. The ECIRP sets out a coordinated approach to investigating, containing, documenting and mitigating incidents, including reporting findings and keeping senior management and other key stakeholders informed and involved as appropriate.

Internal audit performs audits of our cybersecurity program. Each year, we conduct audits across the company’s information technology and operation technology infrastructure, networks, systems, applications, and operational processes and procedures to evaluate compliance with our information security policies and standards. Process control network assurance audits are conducted on a rotating schedule that is risk-based and provides coverage across each operational business area no greater than five years. In addition to the internal audits, we also engage external cybersecurity experts and auditors to conduct assessments, penetration testing, and cybersecurity maturity assessments. Although we have experienced actual and attempted cybersecurity events and incidents on our networks and systems in the past, we do not believe that the risks from any of these events or incidents, individually or in the aggregate, have materially affected our business, operations, or financial condition, or are reasonably likely to have such an effect. For more information concerning cybersecurity risks we face, see the discussion in “Item 1A. Risk Factors” in this report.

Item 3. LEGAL PROCEEDINGS

From time to time, we may be involved in litigation and claims arising out of our operations in the normal course of business. Additionally, we have elected a $300,000 threshold to disclose certain proceedings arising under federal, state or local environmental laws when a governmental authority is a party to the proceedings. The below matters are disclosed in accordance with that requirement. We do not currently believe that the eventual outcome of any matters previously reported, but still unresolved, individually or in the aggregate, could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

We received such a request in the first quarter of 2023, and we expect to receive a final demand for, alleged stipulated penalties arising from self-reported Clean Air Act violations at our Alliance, Borger, Sweeny and Wood River refineries. The proposed penalties exceed $500,000 and would be pursued pursuant to the consent decree referenced above and a related Wood River Refinery consent decree. There have been no further developments with respect to this matter.

New Matters
The California Department of Toxic Substances Control (DTSC), served Phillips 66 Company (as successor to Tosco) and approximately 50 other potentially responsible parties with Imminent and Substantial Endangerment Determinations and Orders and Remedial Action Orders in November 2016 related to historic waste sent to certain California landfill sites that were operated by a now bankrupt party. Since that time, we have been coordinating with other potentially responsible parties to negotiate a proposed settlement with DTSC regarding funding future operations, maintenance, and financial assurance for post-closure activities at the sites. As part of the settlement process and Consent Decree in the matter, in December 2023 we agreed to pay approximately $4 million in full satisfaction of our potential liability at the Vine Hill landfill complex located in Martinez, California. The company does not expect any future financial liabilities related to the Vine Hill landfill complex to be material.

On December 1, 2023, the South Coast Air Quality Management District (SCAQMD) issued a demand for penalties that exceeds the $300,000 reporting threshold. The penalty demand proposes to resolve seven Notices of Violation (NOVs) issued between 2020 and 2022 for alleged violations of air permit and air pollution regulatory requirements at the Los Angeles Refinery. We are working with SCAQMD to negotiate and resolve these NOVs.

Matters Previously Reported (unresolved or resolved since the quarterly report on Form 10-Q for the quarterly period ended September 30, 2023)
In 2018, the Colorado Department of Public Health and Environment (CDPHE) issued a Compliance Advisory in relation to an improperly permitted facility flare and related air emissions from flare operations at one of DCP Operating Company LP’s (DCP Operating LP) gas processing plants, which DCP Operating LP self-disclosed to CDPHE in December 2017. Following information exchanges and discussions with CDPHE, a resolution was proposed pursuant to which the plant’s air permit would be revised, and DCP Operating LP would be assessed an administrative penalty and economic benefit payment. A revised air permit was issued in May 2019, but the parties had not yet entered into a final settlement agreement to complete the matter. Subsequently, in July 2020, CDPHE issued a NOV in relation to amine treater emissions at this plant, which DCP Operating LP self-disclosed to CDPHE in April 2020. Two additional and related NOVs were then issued in 2021 and 2023. DCP Operating LP and the CDPHE have reached a tentative agreement to resolve these matters for aggregate monetary civil penalties of approximately $4 million. As part of the settlement, DCP Operating LP will install emissions management equipment that will address the alleged violations. A final order to resolve these matters is expected to be issued during the first quarter of 2024.

See “Dakota Access, LLC (Dakota Access) and Energy Transfer Crude Oil Company, LLC (ETCO)” section of Note 8—Investments, Loans and Long-Term Receivables and Note 16—Contingencies and Commitments, in the Notes to Consolidated Financial Statements, for additional information regarding Legal Proceedings and other regulatory actions.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Name	Position Held	Age*

Mark E. Lashier	President and Chief Executive Officer	62
Kevin J. Mitchell	Executive Vice President and Chief Financial Officer	57
Zhanna Golodryga	Executive Vice President, Emerging Energy and Sustainability	68
Richard G. Harbison	Executive Vice President, Refining	58
Brian M. Mandell	Executive Vice President, Marketing and Commercial	60
Timothy D. Roberts	Executive Vice President, Midstream and Chemicals	62
Vanessa L. Allen Sutherland	Executive Vice President, Government Affairs, General Counsel and Corporate Secretary	52
J. Scott Pruitt	Vice President and Controller	59
* As of February 21, 2024.

There are no family relationships among any of the executive officers named above or any member of our Board of Directors. The Board of Directors annually elects the officers to serve until a successor is elected and qualified or as otherwise provided in our By-Laws. Set forth below is information about the executive officers identified above.

Mark E. Lashier is President and Chief Executive Officer, a position he has held since July 2022. Previously, Mr. Lashier served as President and Chief Operating Officer of Phillips 66 from April 2021 to July 2022; President and Chief Executive Officer of CPChem from August 2017 to April 2021; and as Executive Vice President, Commercial of CPChem from August 2015 to August 2017.

Kevin J. Mitchell is Executive Vice President and Chief Financial Officer, a position he has held since January 2016. Previously, Mr. Mitchell served as Vice President, Investor Relations from September 2014 to January 2016.

Zhanna Golodryga is Executive Vice President, Emerging Energy and Sustainability, a position she has held since October 2022. Previously, Ms. Golodryga served as Senior Vice President, Chief Digital and Administrative Officer from April 2017 to October 2022.

Richard G. Harbison is Executive Vice President, Refining, a position he has held since June 2022. Mr. Harbison previously served as Vice President, San Francisco Refinery from March 2021 to May 2022; General Manager, San Francisco Refinery from June 2020 to February 2021; Manager, Lake Charles Manufacturing Complex from February 2016 to May 2020 and Manager of the Ferndale Refinery from August 2014 to January 2016.

Brian M. Mandell is Executive Vice President, Marketing and Commercial, a position he has held since March 2019. Mr. Mandell served as Senior Vice President, Marketing and Commercial from August 2018 to March 2019; Senior Vice President, Commercial from November 2016 to August 2018; and President, Global Marketing from March 2015 to November 2016.

Timothy D. Roberts is Executive Vice President, Midstream and Chemicals, a position he has held since August 2018. Previously, Mr. Roberts served as Executive Vice President, Marketing and Commercial from January 2017 to August 2018 and as Executive Vice President, Strategy and Business Development from April 2016 to January 2017.

Vanessa L. Allen Sutherland is Executive Vice President, Government Affairs, General Counsel and Corporate Secretary, a position she has held since January 2022. Ms. Sutherland previously served as Executive Vice President and Chief Legal Officer of Norfolk Southern Corporation from April 2020 to January 2022; Senior Vice President, Government Relations and Chief Legal Officer from August 2019 to April 2020; Senior Vice President, Law and Chief Legal Officer from April 2019 to August 2019; and Vice President, Law from June 2018 to April 2019. Prior to joining Norfolk Southern Corporation, Ms. Sutherland served as Chairperson of the U.S. Chemical Safety and Hazard Investigation Board from August 2015 to June 2018.

J. Scott Pruitt is Vice President and Controller, a position he has held since August 2021. Mr. Pruitt previously served as General Auditor from September 2020 to August 2021 and Assistant Controller from May 2012 to September 2020.

PART II

Item 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Phillips 66’s common stock is traded on the New York Stock Exchange under the symbol “PSX.” At January 31, 2024, the number of stockholders of record of our shares was 28,817.

Performance Graph

Cumulative Total Shareholder Return on $100 Invested on January 1, 2019
$240
$230
$220
$210
$200
$190
$180
$170
$160
$150
$140
$130
$120
$110
$100
$90
$80
01/01/2019
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
Phillips 66
Peer Group
S&P 500

The above performance graph represents cumulative total stockholder return, which assumes reinvestment of dividends, of a $100 investment in our common stock, our self-constructed peer group for the year ended December 31, 2023 (the Peer Group) and the S&P 500 Index, for the five years ended December 31, 2023. We evaluate our peer group on an annual basis and believe the Peer Group closely aligns with our size and lines of business.

The Peer Group consists of CVR Energy, Inc.; Delek US Holdings, Inc.; Dow Inc.; HF Sinclair Corporation; LyondellBasell Industries N.V.; Marathon Petroleum Corporation; ONEOK, Inc.; PBF Energy Inc.; Targa Resources Corp.; Valero Energy Corporation; Westlake Chemical Corporation; and The Williams Companies, Inc. Additionally, HollyFrontier Corporation was included as a peer for periods prior to its acquisition by HF Sinclair Corporation in March 2022.

Issuer Purchases of Equity Securities
On October 25, 2023, our Board of Directors approved a $5 billion increase to our share repurchase authorization. Any future share repurchases will be made at the discretion of management and will depend on various factors including our share price, results of operations, financial condition and cash required for future business plans.

				Millions of Dollars
Period	Total Number of Shares Purchased*	Average Price Paid per Share**	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs***	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2023	2,380,576	$113.47	2,380,576	$7,824
November 1-30, 2023	4,101,833	117.82	4,101,833	7,341
December 1-31, 2023	3,298,558	131.45	3,298,558	6,907
Total	9,780,967	$121.36	9,780,967
* Includes repurchase of shares of common stock from company employees in connection with the company’s broad-based employee incentive plans, when applicable.
** Average price paid per share includes excise taxes.
*** Since the inception of our share repurchase program in 2012, our Board of Directors has authorized an aggregate of $25 billion of repurchases of our outstanding common stock. Our share repurchase authorizations do not expire. Any future share repurchases will be made at the discretion of management and will depend on various factors including our share price, results of operations, financial condition and cash required for future business plans. Shares of stock repurchased are held as treasury shares.

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

EXECUTIVE OVERVIEW AND BUSINESS ENVIRONMENT

Phillips 66 is uniquely positioned as a diversified and integrated downstream energy company operating with Midstream, Chemicals, Refining, and Marketing and Specialties (M&S) segments. At December 31, 2023, we had total assets of $75.5 billion.

Executive Overview
During 2023, we reported earnings of $7 billion, generated $7 billion in cash from operating activities and received proceeds from debt offerings, net of debt repayments, of $2 billion. We used available cash primarily to repurchase noncontrolling interests in DCP Midstream, LP (DCP LP) for $4.1 billion, fund capital expenditures and investments of $2.4 billion, repurchase shares of common stock for $4 billion and pay dividends on our common stock of $1.9 billion. We ended 2023 with $3.3 billion of cash and cash equivalents and approximately $6.4 billion of total committed capacity available under our credit facilities.

Strategic Priorities Update
In November 2022, we announced financial and operational targets toward achieving the company’s strategic priorities and in October 2023, we announced updates to certain targets. Our strategic priorities that are intended to enhance long-term shareholder value include:

•Deliver Shareholder Returns – We believe shareholder value is enhanced through, among other things, a secure, competitive and growing dividend, complemented by share repurchases. We increased our target for returns to shareholders through share repurchases and dividends from July 2022 through year-end 2024 to a range of $13 billion to $15 billion from a range of $10 billion to $12 billion. In support of the increased target, our Board of Directors approved a $5 billion increase to our share repurchase authorization on October 25, 2023. We plan to return at least 50% of net cash provided by operating activities to shareholders through share repurchases and dividends. In 2023, we paid $4 billion to repurchase shares of our common stock and paid dividends on our common stock of $1.9 billion. The amount and timing of future dividend payments and the level and timing of future share repurchases is subject to the discretion of, and approval by, our Board of Directors and will depend on various factors including our share price, results of operations, financial condition and cash required for future business plans.

We also plan to monetize certain assets that are no longer considered to be a long-term strategic fit. We expect to generate proceeds of over $3 billion from the disposition of these non-core assets, which we plan to use to further advance our strategic priorities, including returns to shareholders through share repurchases and dividends. The timing of these asset dispositions will be subject to satisfactory market conditions and any necessary regulatory approvals.

•Improve Refining Performance – We are focused on optimizing utilization rates and product yield at our refineries through reliable and safe operations, which will enable us to capture the value available in the market in terms of prices and margins. We plan to enhance Refining segment returns and increase our utilization rates by focusing on low-capital, higher-return projects that increase asset reliability, improve market capture and reduce costs. During 2023, our worldwide refining crude oil capacity utilization rate was 92% and our worldwide refining clean product yield was 85%, compared to 90% and 84%, respectively, in 2022.

•Capture Value from Wellhead-to-Market – We are focused on growing our fully integrated natural gas liquids (NGL) wellhead-to-market value chain within our Midstream segment. As part of executing this strategy, we completed two transactions that increased our economic interest in DCP LP; the first in 2022, which increased our indirect economic interest to 43.3%, and the second in 2023, which increased our aggregate direct and indirect economic interest in DCP LP to 86.8%. We have already captured operating and commercial synergies from these transactions and remain focused on capturing additional synergies as we complete our integration activities in 2024. In 2024, we have budgeted $985 million of capital expenditures and investments in our Midstream segment, of which $593 million will be focused on enhancing our integrated NGL wellhead-to-market value chain. In addition, growth capital includes $250 million related to the repayment of our 25% share of Dakota Access, LLC’s (Dakota Access) debt due in 2024.

•Execute Business Transformation – We continue to progress our multi-year business transformation aimed at sustainably reducing our cost structure. We exceeded our savings target by achieving a run-rate cost reduction of $900 million per year and sustaining capital reduction of $300 million per year by the end of 2023. As such, we are now targeting a run-rate cost reduction of $1.1 billion per year by the end of 2024, while maintaining our sustaining capital reduction of $300 million per year in 2024.

•Maintain Financial Strength and Flexibility – During 2023, we successfully reduced our sustaining capital spend and used available cash and proceeds from debt offerings to increase our economic interest in DCP LP, repurchase shares of our common stock, pay dividends on our common stock, fund capital expenditures and investments and repay a portion of DCP LP’s debt.

•Drive Disciplined Growth and Returns – A disciplined capital allocation process ensures we invest in projects that are expected to generate competitive returns. Our strategy remains focused on investing growth capital in the Midstream and Chemicals segments. We are also investing in capital-efficient renewable fuels projects to advance a lower-carbon future. In 2024, we have budgeted $2.2 billion in capital expenditures and investments, which includes $1.3 billion of growth capital.

DCP Midstream, LLC and Gray Oak Holdings LLC Merger (DCP Midstream Merger)
On August 17, 2022, we announced a realignment of our economic and governance interests in DCP LP and Gray Oak Pipeline, LLC (Gray Oak Pipeline) resulting from the merger of DCP Midstream, LLC (DCP Midstream) and Gray Oak Holdings LLC (Gray Oak Holdings). In connection with the DCP Midstream Merger, we were delegated DCP Midstream’s governance rights over DCP LP and its general partner entities, referred to as DCP Midstream Class A Segment, and our indirect economic interest in DCP LP increased to 43.3%.

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

DCP Midstream, LP Merger (DCP LP Merger)
On June 15, 2023, we completed the acquisition of all publicly held common units of DCP LP pursuant to the terms of the Agreement and Plan of Merger, dated as of January 5, 2023 (DCP LP Merger Agreement). The DCP LP Merger Agreement was entered into with DCP LP, its subsidiaries and its general partner entities, pursuant to which one of our wholly owned subsidiaries merged with and into DCP LP, with DCP LP surviving as a Delaware limited partnership. Under the terms of the DCP LP Merger Agreement, at the effective time of the DCP LP Merger, each publicly held common unit representing a limited partner interest in DCP LP (other than the common units owned by DCP Midstream and its subsidiaries) issued and outstanding as of immediately prior to the effective time was converted into the right to receive $41.75 per common unit in cash. The DCP LP Merger increased our aggregate direct and indirect economic interest in DCP LP from 43.3% to 86.8%.

See Note 3—DCP Midstream, LLC and DCP Midstream, LP Mergers, in the Notes to Consolidated Financial Statements, for additional information on the DCP Midstream and DCP LP Mergers.

Business Environment
The Midstream segment includes our Transportation and NGL businesses. Our Transportation business contains fee-based operations not directly exposed to commodity price risk. Our NGL business, including DCP Midstream Class A Segment, DCP Sand Hills and DCP Southern Hills from August 18, 2022, forward, contains both fee-based operations and operations directly impacted by NGL and natural gas prices. During 2023, NGL and natural gas prices decreased, compared with 2022, as the result of increased production.

The Chemicals segment consists of our 50% equity investment in Chevron Phillips Chemical Company LLC (CPChem). The chemicals and plastics industry is mainly a commodity-based industry where the margins for key products are based on supply and demand, as well as cost factors. Compared with 2022, the benchmark high-density polyethylene chain margin decreased in 2023, due to lower polyethylene sales prices as a result of industry oversupply driven by recent capacity additions.

Our Refining segment results are driven by several factors, including market crack spreads, refinery throughput, feedstock costs, product yields, turnaround activity, and other operating costs. Market crack spreads are used as indicators of refining margins and measure the difference between market prices for refined petroleum products and crude oil. The composite 3:2:1 market crack spread for our business decreased to an average of $28.37 per barrel during 2023, from an average of $34.26 per barrel in 2022. The decrease in the composite market crack spread was primarily driven by lower global prices for gasoline and distillates reflecting reduced refining costs due to lower natural gas prices. While the composite market crack spread fell in 2023, from the highest levels in at least a decade during 2022, it remains well above the five-year and 10-year average levels. The price of U.S. benchmark crude oil, West Texas Intermediate (WTI) at Cushing, Oklahoma, decreased to an average of $77.69 per barrel during 2023, from an average of $94.44 per barrel in 2022. The decrease in crude oil prices was primarily driven by increased production in the United States and other countries outside of the Organization of Petroleum Exporting Countries (OPEC).

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

RESULTS OF OPERATIONS

Our business segment and consolidated results reflect the consolidation of DCP Midstream Class A Segment, DCP Sand Hills and DCP Southern Hills, in connection with the DCP Midstream Merger, from August 18, 2022, forward. See Note 3—DCP Midstream, LLC and DCP Midstream, LP Mergers, in the Notes to Consolidated Financial Statements, for additional information regarding the DCP Midstream Merger.

Consolidated Results

A summary of income before income taxes by business segment with a reconciliation to net income attributable to Phillips 66 follows:

	Millions of Dollars
	Year Ended December 31
	2023	2022	2021

Midstream	$2,774	4,734	1,500
Chemicals	600	856	1,844
Refining	5,266	7,816	(2,353)
Marketing and Specialties	2,135	2,402	1,723
Corporate and Other	(1,306)	(1,169)	(974)
Income before income taxes	9,469	14,639	1,740
Income tax expense	2,230	3,248	146
Net income	7,239	11,391	1,594
Less: net income attributable to noncontrolling interests	224	367	277
Net income attributable to Phillips 66	$7,015	11,024	1,317

2023 vs. 2022

Net income attributable to Phillips 66 for the year ended December 31, 2023, was $7,015 million, compared with $11,024 million for the year ended December 31, 2022. The decrease in 2023 was primarily due to the recognition of an aggregate before-tax gain of $3,013 million in 2022 in our Midstream segment in connection with the DCP Midstream Merger and a decline in realized refining margins, partially offset by a decrease in income tax expense and lower unrealized investment losses related to our investment in NOVONIX Limited (NOVONIX).

2022 vs. 2021

Net income attributable to Phillips 66 for the year ended December 31, 2022, was $11,024 million, compared with $1,317 million for the year ended December 31, 2021. The improvement was primarily due to higher realized refining margins, an aggregate before-tax gain of $3,013 million recognized in our Midstream segment in connection with the DCP Midstream Merger, lower impairments in the Refining segment, and improved international marketing fuel margins. These improvements were partially offset by an increase in income tax expense, lower equity earnings from CPChem, and an unrealized decrease in the fair value of our investment in NOVONIX.

See the “Segment Results” section for additional information on our segment results and Note 23—Income Taxes, in the Notes to Consolidated Financial Statements, for additional information on income taxes. See also Note 3—DCP Midstream, LLC and DCP Midstream, LP Mergers, in the Notes to Consolidated Financial Statements, for additional information regarding the DCP Midstream Merger.

Statement of Income Analysis

2023 vs. 2022

Sales and other operating revenues and purchased crude oil and products decreased 13% and 15%, respectively, in 2023. These decreases were mainly due to lower prices for refined petroleum products, crude oil and NGL.

Equity in earnings of affiliates decreased 32% in 2023, resulting from lower equity earnings from DCP Midstream, DCP Sand Hills, DCP Southern Hills and Gray Oak Pipeline due to the DCP Midstream Merger in August 2022, as well as decreased equity earnings from WRB Refining LP (WRB) and CPChem primarily due to lower margins, partially offset by lower operating costs. See Note 3—DCP Midstream, LLC and DCP Midstream, LP Mergers, in the Notes to Consolidated Financial Statements, and the Chemicals segment analysis in the “Segment Results” section for additional information.

Net gain on dispositions increased $108 million in 2023, primarily due to a before-tax gain recognized in the Midstream segment in the third quarter of 2023 associated with the sale of our 25% ownership interest in the South Texas Gateway Terminal.

Other income decreased $2,378 million in 2023, primarily due to an aggregate before-tax gain of $3,013 million recognized in our Midstream segment in connection with the DCP Midstream Merger in August 2022. The decrease was partially offset by lower unrealized investment losses on our investment in NOVONIX in 2023 compared to 2022, and higher interest income. See Note 4—Business Combinations, and Note 18—Fair Value Measurements, in the Notes to Consolidated Financial Statements, for additional information on the aggregate before-tax gain. See Note 8—Investments, Loans and Long-Term Receivables, in the Notes to Consolidated Financial Statements, for additional information regarding our investment in NOVONIX.

Selling, general and administrative expenses increased 16% in 2023, mainly driven by the consolidation of DCP Midstream Class A Segment, DCP Sand Hills and DCP Southern Hills starting in August 2022 and higher costs associated with our business transformation. These increases were partially offset by lower selling expenses due to decreased refined petroleum product prices. See Note 31—Restructuring, in the Notes to Consolidated Financial Statements, for additional information regarding restructuring costs.

Depreciation and amortization increased 21% in 2023, primarily due to additional depreciation and amortization related to assets acquired as a result of consolidating DCP Midstream Class A Segment, DCP Southern Hills and DCP Sand Hills starting in August 2022.

Taxes other than income taxes increased 33% in 2023, primarily due to consolidating DCP Midstream Class A Segment, DCP Sand Hills and DCP Southern Hills starting in August 2022 and an increase in environmental taxes.

Interest and debt expense increased 45% in 2023, primarily driven by higher interest expense as a result of consolidating DCP Midstream Class A Segment, new debt issuances in 2023 related to the DCP LP Merger, and a $53 million before-tax loss on the early redemption of DCP LP’s 5.850% junior subordinated notes.

Income tax expense decreased 31% in 2023, primarily due to lower income before income taxes. See Note 23—Income Taxes, in the Notes to Consolidated Financial Statements, for more information regarding our income taxes.

Net income attributable to noncontrolling interests decreased 39% in 2023. The decrease reflects the impacts of the DCP LP Merger in June 2023, and the consolidation of DCP Midstream Class A Segment, DCP Sand Hills and DCP Southern Hills and the derecognition of a noncontrolling interest related to Gray Oak Holdings as a result of the DCP Midstream Merger in August 2022. The decrease also reflects the impact of the merger between us and Phillips 66 Partners in March 2022. See Note 3—DCP Midstream, LLC and DCP Midstream, LP Mergers, and Note 30—Phillips 66 Partners LP, in the Notes to Consolidated Financial Statements, for additional information on the DCP Midstream Merger and the Phillips 66 Partners merger, respectively.

2022 vs. 2021

Sales and other operating revenues and purchased crude oil and products increased 52% and 47%, respectively, in 2022. These increases were mainly due to higher prices for refined petroleum products, crude oil and NGL.

Other income increased $2,283 million in 2022, primarily due to an aggregate before-tax gain of $3,013 million recognized in our Midstream segment in connection with the DCP Midstream Merger. The impact of this gain was partially offset by an unrealized investment loss on our investment in NOVONIX, compared with an unrealized gain in 2021. See Note 4—Business Combinations, and Note 18—Fair Value Measurements, in the Notes to Consolidated Financial Statements, for additional information on the aggregate before-tax gain. See Note 8—Investments, Loans and Long-Term Receivables, in the Notes to Consolidated Financial Statements, for additional information regarding our investment in NOVONIX.

Operating expenses increased 19% in 2022, mainly attributable to higher utility costs driven by increased natural gas and power prices and higher turnaround and other maintenance expenses.

Selling, general and administrative expenses increased 24% in 2022, primarily driven by higher employee-related expenses, restructuring costs related to our business transformation and increased selling expenses driven by rising refined petroleum product prices.

Impairments decreased 96% in 2022, primarily due to a before-tax impairment of $1,298 million recorded in the third quarter of 2021 associated with our Alliance Refinery. See Note 11—Impairments, in the Notes to Consolidated Financial Statements, for additional information.

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

Net income attributable to noncontrolling interests increased 32% in 2022. The increase was primarily driven by the consolidation of DCP Midstream Class A Segment, DCP Sand Hills and DCP Southern Hills as part of the DCP Midstream Merger in August 2022, which resulted in us reflecting the additional noncontrolling interests owned by the public common and preferred unitholders of DCP LP, as well as Enbridge’s noncontrolling interest in DCP Midstream Class A Segment, on our consolidated statement of income. The increase was partially offset by a decrease due to the merger between us and Phillips 66 Partners in March 2022 that resulted in Phillips 66 Partners becoming a wholly owned subsidiary of Phillips 66. See Note 3—DCP Midstream, LLC and DCP Midstream, LP Mergers, and Note 30—Phillips 66 Partners LP, in the Notes to Consolidated Financial Statements, for additional information on the DCP Midstream Merger and the Phillips 66 Partners merger, respectively.

Segment Results

Midstream

	Year Ended December 31
	2023	2022	2021
	Millions of Dollars
Income (Loss) Before Income Taxes
Transportation	$1,310	1,176	678
NGL and Other	1,503	4,000	452
NOVONIX	(39)	(442)	370
Total Midstream	$2,774	4,734	1,500

	Thousands of Barrels Daily
Transportation Volumes
Pipelines*	3,069	3,089	3,271
Terminals	3,246	2,981	2,790
Operating Statistics
NGL fractionated**	711	529	410
NGL production***	437	423	394
Wellhead Volume (Bcf/D)***	4.6	4.4	4.2
* Pipelines represent the sum of volumes transported through each separately tariffed consolidated pipeline segment, excluding NGL pipelines.
** Includes 100% of DCP Midstream Class A Segment’s volumes from August 18, 2022, forward.
*** Includes 100% of DCP Midstream Class A Segment’s volumes.

Dollars Per Gallon
Market Indicator
Weighted-Average NGL Price*	$0.67	1.00	0.83
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

In connection with the DCP Midstream Merger, the results of our Transportation business reflect a decrease in our indirect economic interest in Gray Oak Pipeline to 6.5% from August 18, 2022, forward. Prior to August 18, 2022, the Transportation results presented in the table above reflect Gray Oak Holdings’ 65% economic interest in Gray Oak Pipeline. In addition, the results of our NGL and Other business include the consolidated results of DCP Midstream Class A Segment, DCP Sand Hills and DCP Southern Hills from August 18, 2022, forward. Prior to August 18, 2022, our investments in DCP Midstream, DCP Sand Hills and DCP Southern Hills were accounted for using the equity method and equity earnings from these investments are included in the results of our NGL and Other business.

In the Notes to Consolidated Financial Statements, see Note 3—DCP Midstream, LLC and DCP Midstream, LP Mergers, for additional information regarding the DCP Midstream Merger.

2023 vs. 2022

Results from our Midstream segment decreased $1,960 million in 2023, compared with 2022.

Results from our Transportation business increased $134 million in 2023, compared with 2022. The increase in 2023 was primarily due to higher volumes and tariffs, as well as decreased operating costs, partially offset by lower before-tax gains on sales and transfers of interests in equity affiliates. In August 2023, we recognized a $101 million before-tax gain on the sale of our 25% ownership interest in the South Texas Gateway Terminal, while in August 2022, we recognized a before-tax gain of $182 million related to the transfer of an indirect economic interest in Gray Oak Pipeline as part of the DCP Midstream Merger.

Results from our NGL and Other business decreased $2,497 million in 2023, compared with 2022. The decrease was primarily due to an aggregate before-tax gain of $2,831 million recognized in the third quarter of 2022 from remeasuring our previously held equity investments in DCP Midstream, DCP Sand Hills and DCP Southern Hills to their fair values in connection with the DCP Midstream Merger. The decrease was partially offset by the consolidation of DCP Midstream Class A Segment, DCP Sand Hills and DCP Southern Hills from August 18, 2022, forward, as well as increased fractionation volumes at the Sweeny Hub reflecting the startup of Frac 4 in October 2022.

The fair value of our investment in NOVONIX declined by $39 million in 2023, compared with a decline of $442 million in 2022.

In the Notes to Consolidated Financial Statements, see Note 8—Investments, Loans and Long-Term Receivables, for additional information on our investment in NOVONIX and the before-tax gain on the sale of our 25% ownership interest in the South Texas Gateway Terminal in August 2023. See also Note 4—Business Combinations, and Note 18—Fair Value Measurements, in the Notes to Consolidated Financial Statements, for additional information regarding the before-tax gains recorded in connection with the DCP Midstream Merger.

See the “Executive Overview and Business Environment” section for information on market factors impacting 2023 results.

2022 vs. 2021

Midstream’s results increased $3,234 million in 2022, compared with 2021.

Results from our Transportation business increased $498 million in 2022, compared with 2021. The increase was primarily due to a before-tax impairment of $198 million recorded in the first quarter of 2021 related to Phillips 66 Partners’ decision to exit the Liberty Pipeline project, a before-tax gain of $182 million from the transfer of a 35.75% indirect economic interest in Gray Oak Pipeline to our co-venturer as part of the DCP Midstream Merger, and lower depreciation and amortization expense from logistic assets that were retired in the fourth quarter of 2021 as part of the planned conversion of the Alliance Refinery to a terminal.

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

See Note 11—Impairments, and Note 8—Investments, Loans and Long-Term Receivables, in the Notes to Consolidated Financial Statements, for additional information on impairments and our investment in NOVONIX, respectively. See Note 4—Business Combinations, and Note 18—Fair Value Measurements, in the Notes to Consolidated Financial Statements, for additional information regarding the before-tax gains recorded in connection with the DCP Midstream Merger.

Chemicals

	Year Ended December 31
	2023	2022	2021
	Millions of Dollars

Income Before Income Taxes	$600	856	1,844

	Millions of Pounds

CPChem Externally Marketed Sales Volumes*	23,798	23,749	24,067
* Represents 100% of CPChem’s outside sales of produced petrochemical products, as well as commission sales from equity affiliates.

Olefins and Polyolefins Capacity Utilization (percent)	96%	91	95

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

2023 vs. 2022

Results from the Chemicals segment decreased $256 million in 2023, compared with 2022. The decrease was primarily due to lower margins driven by decreased sales prices, partially offset by lower utility costs due to a decline in natural gas prices.

See the “Executive Overview and Business Environment” section for information on market factors impacting CPChem’s 2023 results.

2022 vs. 2021

Results from the Chemicals segment decreased $988 million in 2022, compared with 2021. The decrease was primarily due to lower margins driven by decreased sales prices, higher feedstock and utility costs, as well as decreased results from CPChem’s equity affiliates.

Refining

	Year Ended December 31
	2023	2022	2021
	Millions of Dollars
Income (Loss) Before Income Taxes
Atlantic Basin/Europe	$910	2,402	1
Gulf Coast	1,640	2,091	(1,759)
Central Corridor	2,210	2,415	72
West Coast	506	908	(667)
Worldwide	$5,266	7,816	(2,353)

	Dollars Per Barrel
Income (Loss) Before Income Taxes
Atlantic Basin/Europe	$4.99	12.05	0.01
Gulf Coast	7.95	10.29	(7.30)
Central Corridor	21.50	24.64	0.75
West Coast	4.20	7.86	(5.90)
Worldwide	8.61	12.69	(3.69)

Realized Refining Margins*
Atlantic Basin/Europe	$13.30	20.30	7.48
Gulf Coast	15.17	18.25	5.65
Central Corridor	22.67	24.96	9.65
West Coast	19.07	24.31	7.70
Worldwide	17.32	21.55	7.42
* See the “Non-GAAP Reconciliations” section for a reconciliation of this non-GAAP measure to the most directly comparable measure under generally accepted accounting principles in the United States (GAAP), income (loss) before income taxes per barrel.

	Thousands of Barrels Daily
	Year Ended December 31
	2023	2022	2021
Operating Statistics
Refining operations*
Atlantic Basin/Europe
Crude oil capacity	537	537	537
Crude oil processed	479	524	479
Capacity utilization (percent)	89%	98	89
Refinery production	502	549	522
Gulf Coast**
Crude oil capacity	529	529	720
Crude oil processed	511	488	592
Capacity utilization (percent)	97%	92	82
Refinery production	574	565	662
Central Corridor
Crude oil capacity	531	531	531
Crude oil processed	477	469	461
Capacity utilization (percent)	90%	88	87
Refinery production	497	487	476
West Coast***
Crude oil capacity	313	364	364
Crude oil processed	299	290	284
Capacity utilization (percent)	95%	80	78
Refinery production	329	315	308
Worldwide
Crude oil capacity	1,910	1,961	2,152
Crude oil processed	1,766	1,771	1,816
Capacity utilization (percent)	92%	90	84
Refinery production	1,902	1,916	1,968
* Includes our share of equity affiliates.
** Excludes operating statistics of the Alliance Refinery beginning on October 1, 2021.
*** Reflects reduced capacity of our San Francisco refinery from the shutdown of the Santa Maria facility in February 2023 and the shutdown of one of the Rodeo facility’s crude units in October 2023 in connection with converting this refinery into a renewable fuels facility.

Our Refining segment refines crude oil and other feedstocks into petroleum products, such as gasoline, distillates and aviation fuels, as well as renewable fuels. This segment includes 12 refineries in the United States and Europe.  In the fourth quarter of 2021, we shut down our Alliance Refinery and converted it into a terminal.

2023 vs. 2022

Results from the Refining segment decreased $2,550 million in 2023, compared with 2022. The decrease was primarily due to lower realized margins, partially offset by lower utility costs. The decrease in realized margins was primarily driven by a decline in market crack spreads, partially offset by increased feedstock advantage and improved crude optimization benefits.

Our worldwide refining crude oil capacity utilization rate was 92% and 90% in 2023 and 2022, respectively. See the “Executive Overview and Business Environment” section for information on industry crack spreads and other market factors impacting this year’s results.

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

Marketing and Specialties

	Year Ended December 31
	2023	2022	2021
	Millions of Dollars

Income Before Income Taxes	$2,135	2,402	1,723

	Dollars Per Barrel
Income Before Income Taxes
U.S.	$1.97	1.95	1.74
International	4.87	7.44	4.13

Realized Marketing Fuel Margins*
U.S.	$2.45	2.34	2.19
International	6.00	8.29	5.96
* See the “Non-GAAP Reconciliations” section for a reconciliation of this non-GAAP measure to the most directly comparable GAAP measure, income before income taxes per barrel.

	Dollars Per Gallon
U.S. Average Wholesale Prices*
Gasoline	$2.93	3.30	2.46
Distillates	3.23	3.86	2.36
* On third-party branded refined petroleum product sales, excluding excise taxes.

	Thousands of Barrels Daily
Marketing Refined Petroleum Product Sales
Gasoline	1,218	1,167	1,154
Distillates	957	962	959
Other	18	18	17
	2,193	2,147	2,130

The M&S segment purchases for resale and markets refined petroleum products, such as gasoline, distillates and aviation fuels, as well as renewable fuels, mainly in the United States and Europe. In addition, this segment includes the manufacturing and marketing of base oils and lubricants.

2023 vs. 2022

Before-tax income from the M&S segment decreased $267 million in 2023, compared with 2022. The decrease in 2023 was primarily driven by lower international realized marketing fuel margins and decreased equity earnings from affiliates, partially offset by higher U.S. realized marketing fuel margins.

See the “Executive Overview and Business Environment” section for information on marketing fuel margins and other market factors impacting 2023 results.

2022 vs. 2021

Before-tax income from the M&S segment increased $679 million in 2022, compared with 2021. The increase in 2022 was primarily driven by improved realized international marketing fuel margins and higher results from our specialty lubricants and other businesses.

Corporate and Other

	Millions of Dollars
	Year Ended December 31
	2023	2022	2021
Loss Before Income Taxes
Net interest expense	$(628)	(537)	(583)
Corporate overhead and other	(678)	(632)	(391)
Total Corporate and Other	$(1,306)	(1,169)	(974)

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

2023 vs. 2022

Net interest expense increased $91 million in 2023, compared with 2022, primarily driven by higher interest expense as a result of consolidating DCP Midstream Class A Segment, new debt issuances in 2023 related to the DCP LP Merger and a $53 million before-tax loss on the early redemption of DCP LP’s 5.850% junior subordinated notes. The increase in interest expense in 2023 was partially offset by increased interest income. See Note 14—Debt, in the Notes to Consolidated Financial Statements, for additional information regarding debt.

Corporate overhead and other increased $46 million in 2023, compared with 2022, primarily due to higher costs related to our business transformation. See Note 31—Restructuring, in the Notes to Consolidated Financial Statements, for additional information regarding restructuring costs.

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

CAPITAL RESOURCES AND LIQUIDITY

Financial Indicators

	Millions of Dollars, Except as Indicated
	2023	2022	2021

Cash and cash equivalents	$3,323	6,133	3,147
Net cash provided by operating activities	7,029	10,813	6,017
Short-term debt	1,482	529	1,489
Total debt	19,359	17,190	14,448
Total equity	31,650	34,106	21,637
Percent of total debt to capital*	38%	34	40
Percent of floating-rate debt to total debt	10%	—	3
* Capital includes total debt and total equity.

To meet our short- and long-term liquidity requirements, we use a variety of funding sources but rely primarily on cash generated from operating activities and debt financing. During 2023, we generated $7 billion in cash from operations and received proceeds from debt offerings, net of debt repayments, of $2 billion. We used available cash primarily to repurchase noncontrolling interests in DCP LP for $4.1 billion, repurchase shares of our common stock for $4 billion, fund capital expenditures and investments of $2.4 billion, and pay dividends on our common stock of $1.9 billion. During 2023, cash and cash equivalents decreased $2.8 billion to $3.3 billion.

Significant Sources of Capital

Operating Activities
During 2023, cash generated by operating activities was $7 billion, a $3.8 billion decrease compared with 2022. The decrease was primarily due to lower realized refining margins, working capital impacts, reduced operating distributions from equity affiliates, completion of long-term crude oil exchanges and higher contributions to our pension plans.

During 2022, cash generated by operating activities was $10.8 billion, a $4.8 billion increase compared with 2021. The increase was primarily due to higher earnings resulting from improved realized refining margins, partially offset by working capital impacts and lower operating distributions from equity affiliates.

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

The level and quality of output from our refineries also impacts our cash flows. Factors such as operating efficiency, maintenance turnarounds, market conditions, feedstock availability, and weather conditions can affect output. We actively manage the operations of our refineries, and any variability in their operations typically has not been as significant to cash flows as that caused by margins and prices. Our worldwide refining crude oil capacity utilization was 92%, 90% and 84% in 2023, 2022 and 2021, respectively. Our worldwide refining clean product yield was 85%, 84% and 83% in 2023, 2022 and 2021, respectively.

Equity Affiliate Operating Distributions
Our operating cash flows are also impacted by distribution decisions made by our equity affiliates, including CPChem. Over the three years ended December 31, 2023, our operating cash flows included aggregate distributions from our equity affiliates of $5.6 billion, including $2.2 billion from CPChem. We cannot control the amount of future dividends from equity affiliates; therefore, future dividend payments by these equity affiliates are not assured.

Tax Refunds
We received a U.S. federal income tax refund of $1.1 billion in the second quarter of 2021.

Asset Dispositions
On August 1, 2023, we sold our 25% ownership interest in the South Texas Gateway Terminal for approximately $275 million.

On February 28, 2023, we closed on the sale of the Belle Chasse Terminal for approximately $76 million.

Debt Issuances
On March 29, 2023, Phillips 66 Company, a wholly owned subsidiary of Phillips 66, issued $1.25 billion aggregate principal amount of senior unsecured notes consisting of:

•$750 million aggregate principal amount of 4.950% Senior Notes due December 2027 (2027 Notes).
•$500 million aggregate principal amount of 5.300% Senior Notes due June 2033 (2033 Notes).

The 2027 Notes and 2033 Notes (collectively, the Notes) are fully and unconditionally guaranteed by Phillips 66. Interest on the 2027 Notes is payable semi-annually on June 1 and December 1 of each year and commenced on December 1, 2023. Interest on the 2033 Notes is payable semi-annually on June 30 and December 30 of each year and commenced on December 30, 2023.

Term Loan Agreement
On March 27, 2023, Phillips 66 Company, a wholly owned subsidiary of Phillips 66, entered into a $1.5 billion delayed draw term loan agreement guaranteed by Phillips 66 (the Term Loan Agreement). The Term Loan Agreement provides for a single borrowing during a 90-day period commencing on the closing date, which borrowing was contingent upon the completion of the DCP LP Merger. The Term Loan Agreement contains customary covenants similar to those contained in our revolving credit agreement, including a maximum consolidated net debt-to-capitalization ratio of 65% as of the last day of each fiscal quarter. The Term Loan Agreement has customary events of default, such as nonpayment of principal when due; nonpayment of interest, fees or other amounts after grace periods; and violation of covenants. We may at any time prepay outstanding borrowings under the Term Loan Agreement, in whole or in part, without premium or penalty. Outstanding borrowings under the Term Loan Agreement bear interest at either: (a) the adjusted term Secured Overnight Financing Rate (SOFR) in effect from time to time plus the applicable margin; or (b) the reference rate plus the applicable margin, as defined in the Term Loan Agreement. At December 31, 2023, $1.25 billion was borrowed under the Term Loan Agreement, which matures in June 2026. See Note 3—DCP Midstream, LLC and DCP Midstream, LP Mergers, in the Notes to Consolidated Financial Statements, for additional information regarding the DCP LP Merger.

Related Party Advance Term Loan Agreements
Borrowings under related party Advance Term Loan agreements with WRB increased from $25 million at December 31, 2022, to $290 million at December 31, 2023. Borrowings under these agreements are due in 2035 and 2038 and bear interest at a floating rate based on the adjusted term SOFR plus an applicable margin, payable on the last day of each month.

Credit Facilities and Commercial Paper

Phillips 66 and Phillips 66 Company

On June 23, 2022, we entered into a $5 billion revolving credit facility (the Facility) with Phillips 66 Company as the borrower and Phillips 66 as the guarantor and a scheduled maturity date of June 22, 2027. The Facility replaced our previous $5 billion revolving credit facility with Phillips 66 as the borrower and Phillips 66 Company as the guarantor. The Facility contains usual and customary covenants that are similar to the previous revolving credit facility, including a maximum consolidated net debt-to-capitalization ratio of 65% as of the last day of each fiscal quarter. We have the option to increase the overall capacity to $6 billion, subject to certain conditions. We also have the option to extend the scheduled maturity of the Facility for up to two additional one-year terms, subject to, among other things, the consent of the lenders holding the majority of the commitments and of each lender extending its commitment. Outstanding borrowings under the Facility bear interest at either (a) the adjusted term SOFR (as described in the Facility) in effect from time to time plus the applicable margin; or (b) the reference rate (as described in the Facility) plus the applicable margin. The Facility also provides for customary fees, including commitment fees. The pricing levels for the commitment fees and interest-rate margins are determined based on the ratings in effect for our senior unsecured long-term debt from time to time. We may at any time prepay outstanding borrowings, in whole or in part, without premium or penalty. At December 31, 2023 and 2022, no amount had been drawn under the Facility.

Phillips 66 also has a $5 billion uncommitted commercial paper program for short-term working capital needs that is supported by the Facility. Commercial paper maturities are contractually limited to 365 days. At December 31, 2023 and 2022, no borrowings were outstanding under the program.

Phillips 66 Partners

In connection with entering into the Facility, we terminated Phillips 66 Partners’ $750 million revolving credit facility.

DCP Midstream Class A Segment

DCP LP has a credit facility under its amended credit agreement (the Credit Agreement), with a borrowing capacity of up to $1.4 billion that matures on March 18, 2027. The Credit Agreement grants DCP LP the option to increase the revolving loan commitment by an aggregate principal amount of up to $500 million and to extend the term for up to two additional one-year periods, subject to requisite lender approval. Indebtedness under the Credit Agreement bears interest at either: (a) an adjusted SOFR (as described in the Credit Agreement) plus the applicable margin; or (b) the base rate (as described in the Credit Agreement) plus the applicable margin. The Credit Agreement also provides for customary fees, including commitment fees. The cost of borrowing under the Credit Agreement is determined by a ratings-based pricing grid based on DCP LP’s credit rating. At December 31, 2023, DCP LP had $25 million in borrowings outstanding under the Credit Agreement. At December 31, 2022, DCP LP had no borrowings outstanding under the Credit Agreement. At December 31, 2023, and December 31, 2022, respectively, $2 million and $10 million in letters of credit had been issued that are supported by the Credit Agreement.

DCP LP has an accounts receivable securitization facility (the Securitization Facility) that provides for up to $350 million of borrowing capacity through August 2024 at an adjusted SOFR and includes an uncommitted option to increase the total commitments under the Securitization Facility by up to an additional $400 million. Under the Securitization Facility, certain of DCP LP’s wholly owned subsidiaries sell or contribute receivables to another of DCP LP’s consolidated subsidiaries, DCP Receivables LLC, a bankruptcy-remote special purpose entity created for the sole purpose of the Securitization Facility. At December 31, 2023, and December 31, 2022, respectively, $350 million and $40 million of borrowings were outstanding under the Securitization Facility, which are secured by accounts receivable at DCP Receivables LLC.

Total Committed Capacity Available

At December 31, 2023, and 2022, we had approximately $6.4 billion and $6.7 billion, respectively, of total committed capacity available under the credit facilities described above.

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

Phillips 66 Partners Term Loan

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

DCP LP Availability of Debt Financing
DCP LP has a BBB+ credit rating, with a stable outlook, from Standard and Poor’s and a Baa3 credit rating, with a positive outlook, from Moody’s Investors Service. These ratings facilitate DCP LP’s access to a variety of lenders. DCP LP does not have any ratings triggers on any of its corporate debt that would cause an automatic default, and thereby impact access to liquidity, in the event of a rating downgrade by one or more rating agencies.

Off-Balance Sheet Arrangements

Lease Residual Value Guarantees
Under the operating lease agreement for our headquarters facility in Houston, Texas, we have the option, at the end of the lease term in September 2025, to request to renew the lease, purchase the facility or assist the lessor in marketing it for resale. We have a residual value guarantee associated with the operating lease agreement with a maximum potential future exposure of $514 million at December 31, 2023. We also have residual value guarantees associated with railcar, airplane and truck leases with maximum potential future exposures totaling $168 million. These leases have remaining terms of one to ten years.

Dakota Access and Energy Transfer Crude Oil Company, LLC (ETCO)
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

The draft EIS process resumed in August 2022, and in September 2023 the USACE published its draft EIS for public comment. The USACE identified five potential outcomes, but did not indicate which one it preferred. The options comprise two “no action” alternatives where the USACE would deny an easement to Dakota Access and require it to shut down the pipeline and either remove the pipe from under Lake Oahe or allow the pipeline to be abandoned-in-place under the lake. The USACE also identified three “action” alternatives. Two of them contemplate that the USACE would reissue the easement to Dakota Access under essentially the same terms as 2017 with either the same or a larger volume of oil allowed through the pipeline while the third alternative would require decommissioning the current pipeline and construction of a new line 39 miles upstream from the current location. The USACE has not indicated when it will issue its final decision.

Dakota Access and ETCO have guaranteed repayment of senior unsecured notes issued by a wholly owned subsidiary of Dakota Access in March 2019. On April 1, 2022, Dakota Access’ wholly owned subsidiary repaid $650 million aggregate principal amount of its outstanding senior notes upon maturity. We funded our 25% share, or $163 million, with a capital contribution of $89 million in March 2022 and $74 million of distributions we elected not to receive from Dakota Access in the first quarter of 2022. At December 31, 2023, the aggregate principal amount outstanding of Dakota Access’ senior unsecured notes was $1.85 billion.

In conjunction with the notes offering, Phillips 66 Partners, now a wholly owned subsidiary of Phillips 66, and its co-venturers in Dakota Access also provided a Contingent Equity Contribution Undertaking (CECU). Under the CECU, the co-venturers may be severally required to make proportionate equity contributions to Dakota Access if there is an unfavorable final judgment in the above-mentioned ongoing litigation. At December 31, 2023, our 25% share of the maximum potential equity contributions under the CECU was approximately $467 million.

If the pipeline is required to cease operations, it may have a material adverse effect on our results of operations and cash flows. Should operations cease and Dakota Access and ETCO not have sufficient funds to pay its expenses, we also could be required to support our 25% share of the ongoing expenses, including scheduled interest payments on the notes of approximately $20 million annually, in addition to the potential obligations under the CECU at December 31, 2023.

See Note 15—Guarantees, in the Notes to Consolidated Financial Statements, for additional information regarding guarantees.

Capital Requirements

Capital Expenditures and Investments
For information about our capital expenditures and investments, see the “Capital Spending” section below.

Debt Financing
Our debt balance at December 31, 2023, was $19.4 billion and our total debt-to-capital ratio was 38%. See Note 14—Debt, in the Notes to Consolidated Financial Statements, for our annual debt maturities over the next five years and more information on debt repayments.

2023 Repayments
On May 19, 2023, DCP LP redeemed its 5.850% junior subordinated notes due May 2043 with an aggregate principal amount outstanding of $550 million.

On March 15, 2023, DCP LP repaid its 3.875% senior unsecured notes due March 2023 with an aggregate principal amount of $500 million.

2022 Repayments
In December 2022, Phillips 66 repaid its 3.700% senior notes due April 2023 with an aggregate principal amount of $500 million.

After our consolidation of DCP Midstream Class A Segment on August 17, 2022, DCP LP repaid $470 million of borrowings under its accounts receivable securitization and revolving credit facilities that were outstanding on the acquisition date.

In April 2022, upon maturity, Phillips 66 repaid its 4.300% senior notes with an aggregate principal amount of $1 billion and Phillips 66 Partners repaid its $450 million term loan.

Subsequent Repayment
On February 15, 2024, upon maturity, Phillips 66 repaid its 0.900% senior notes due February 2024 with an aggregate principal amount of $800 million.

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

DCP Midstream Merger
On August 17, 2022, we and our co-venturer, Enbridge, agreed to merge DCP Midstream and Gray Oak Holdings with DCP Midstream as the surviving entity. As part of the DCP Midstream Merger, we made a net cash payment of $306 million.

DCP LP Merger
On June 15, 2023, we completed the acquisition of all publicly held common units of DCP LP pursuant to the terms of the Agreement and Plan of Merger, dated as of January 5, 2023 (DCP LP Merger Agreement). The DCP LP Merger Agreement was entered into with DCP LP, its subsidiaries and its general partner entities, pursuant to which one of our wholly owned subsidiaries merged with and into DCP LP, with DCP LP surviving as a Delaware limited partnership. Under the terms of the DCP LP Merger Agreement, at the effective time of the DCP LP Merger, each publicly held common unit representing a limited partner interest in DCP LP (other than the common units owned by DCP Midstream and its subsidiaries) issued and outstanding as of immediately prior to the effective time was converted into the right to receive $41.75 per common unit in cash. The DCP LP Merger increased our aggregate direct and indirect economic interest in DCP LP from 43.3% to 86.8%.

We paid approximately $3.8 billion in cash consideration, funded with a combination of available cash and proceeds from the offering of the Notes and borrowings under the Term Loan Agreement.

See Note 3—DCP Midstream, LLC and DCP Midstream, LP Mergers, Note 14—Debt, and Note 29—DCP Midstream Class A Segment, in the Notes to Consolidated Financial Statements, for additional information.

DCP LP Preferred Units
On October 16, 2023, DCP LP redeemed its Series C preferred units with an aggregate liquidation preference of approximately $110 million.

On June 15, 2023, DCP LP redeemed its Series B preferred units with an aggregate liquidation preference of approximately $161 million.

In December 2022, DCP LP redeemed its Series A preferred units with an aggregate liquidation preference of $500 million.

DCP LP Cash Distributions to Unitholders
DCP LP’s partnership agreement requires it to distribute all available cash within 45 days after the end of each quarter. For the year ended December 31, 2023, DCP LP made cash distributions of $125 million to common unitholders other than Phillips 66 and its subsidiaries and $15 million to preferred unitholders.

See Note 29—DCP Midstream Class A Segment, in the Notes to Consolidated Financial Statements, for additional information regarding the DCP LP public common unit acquisition and the redemptions of DCP LP’s Series B and Series C preferred units.

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

Dividends
On February 7, 2024, our Board of Directors declared a quarterly cash dividend of $1.05 per common share. The dividend is payable March 1, 2024, to holders of record at the close of business on February 20, 2024.

Share Repurchases
On October 25, 2023, our Board of Directors approved a $5 billion increase to our share repurchase authorization. Since the inception of our share repurchase program in 2012, our Board of Directors has authorized an aggregate of $25 billion of repurchases of our outstanding common stock, and we have repurchased 213.8 million shares at an aggregate cost of $18 billion. In 2023, we repurchased 37.8 million shares at an aggregate cost of $4 billion. Our share repurchase authorizations do not expire. Any future share repurchases will be made at the discretion of management and will depend on various factors including our share price, results of operations, financial condition and cash required for future business plans. Shares of stock repurchased are held as treasury shares.

Employee Benefit Plan Contributions
During the year ended December 31, 2023, we contributed $391 million to our U.S. pension plans and $20 million to our international pension plans.

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

Purchase Obligations
Our purchase obligations represent agreements to purchase goods or services that are enforceable, legally binding and specify all significant terms. We expect these purchase obligations will be fulfilled with operating cash flows in the period when due. At December 31, 2023, our purchase obligations totaled $84.8 billion, with $40.7 billion due within one year.

The majority of our purchase obligations are market-based contracts, including exchanges and futures, for the purchase of commodities such as crude oil and NGL. The commodities are used to supply our refineries and fractionators and optimize our supply chain. At December 31, 2023, commodity purchase commitments with third parties and related parties were $44.2 billion and $23.9 billion, respectively. The remaining purchase obligations mainly represent agreements to access and utilize the capacity of third-party equipment and facilities, including pipelines and product terminals, to transport, process, treat, and store products, and our net share of purchase commitments for materials and services for jointly owned facilities where we are the operator.

Debt Principal and Interest Obligations
As of December 31, 2023, our aggregate principal amount of outstanding debt was $19.5 billion, with $1.5 billion due within one year. Our obligations for interest on the debt totaled $9.6 billion, with $870 million due within one year. See Note 14—Debt, in the Notes to Consolidated Financial Statements, for additional information regarding our outstanding debt principal and interest obligations.

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

Capital Spending

Our capital expenditures and investments represent consolidated capital spending.

	Millions of Dollars
	2024 Budget	2023	2022	2021
Capital Expenditures and Investments
Midstream*	$985	625	1,043	733
Chemicals	—	—	—	—
Refining	1,066	1,339	928	784
Marketing and Specialties	112	364	89	202
Corporate and Other	68	90	134	141
Total Capital Expenditures and Investments	$2,231	2,418	2,194	1,860

Selected Equity Affiliates**
CPChem	$828	1,009	701	367
WRB	183	189	177	229
Total Selected Equity Affiliates	$1,011	1,198	878	596
* Includes 100% of DCP Midstream Class A Segment, DCP Sand Hills and DCP Southern Hills capital expenditures and investments from August 18, 2022, forward, net of acquired cash.
** Our share of joint ventures’ capital spending.

Midstream
Capital spending in our Midstream segment was $2.4 billion for the three-year period ended December 31, 2023, including:

•Expansion of gathering systems in the DJ Basin and Permian Basin for DCP LP.

•Continued development and expansion of fractionation capacity at our Sweeny Hub. We completed and started operations of Sweeny Frac 4 in the third quarter of 2022.

•Completion of construction on our C2G Pipeline, a new 16-inch ethane pipeline that connects our Clemens Caverns storage facility to petrochemical facilities in Gregory, Texas, near Corpus Christi.

•Net cash payment in connection with the DCP Midstream Merger.

•Investments in NOVONIX and a renewable feedstock processing plant.

•Contributions to Dakota Access for a pipeline optimization project, including a contribution to fund our 25% share of Dakota Access’ debt repayment.

•Spending associated with other return, reliability, and maintenance projects in our Transportation and NGL businesses.

Chemicals
During the three-year period ended December 31, 2023, CPChem had a self-funded capital program that totaled $4.2 billion on a 100% basis. Capital spending was primarily for the development of petrochemical projects on the U.S. Gulf Coast and in the Middle East, as well as sustaining, debottlenecking and optimization projects on existing assets.

Refining
Capital spending for the Refining segment during the three-year period ended December 31, 2023, was $3.1 billion, primarily for projects to enhance the yield of higher-value products, produce renewable fuels, and sustain the reliability and safety of our facilities. Key projects funded during the three-year period included:

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

Marketing and Specialties
Capital spending for the M&S segment during the three-year period ended December 31, 2023, was primarily for the acquisition of a marketing business and a commercial fleet fueling business on the U.S. West Coast, both of which will provide further placement opportunities for renewable diesel production to end-use customers; investment in a retail marketing joint venture in the U.S. Central region; and the continued acquisition, development and enhancement of retail sites in Europe.

Corporate and Other
Capital spending for Corporate and Other during the three-year period ended December 31, 2023, was primarily related to information technology and facilities.

2024 Budget
Our 2024 capital budget is $2.2 billion, including $923 million for sustaining capital and $1.3 billion for growth capital. Our sustaining capital budget reflects $300 million of efficiencies as a result of our business transformation efforts. Our projected $2.2 billion capital budget excludes our portion of planned capital spending by our major joint ventures CPChem and WRB totaling $1 billion.

The Midstream capital budget of $985 million comprises a growth capital budget of $593 million focused on enhancing our integrated NGL wellhead-to-market value chain, as well as $250 million related to the repayment of our 25% share of Dakota Access’ debt due in 2024. The Midstream capital budget also includes $392 million for sustaining projects, including DCP LP’s sustaining capital of $200 million. In Refining, the total capital budget of $1.1 billion consists of $412 million for sustaining capital and $654 million for growth capital. Refining’s growth capital includes completing the conversion of the San Francisco Refinery in Rodeo, California, into one of the world’s largest renewable fuels facilities. Startup of the converted facility is expected in the first quarter of 2024. Refining’s growth capital will also support high-return, low-capital projects to enhance market capture. The M&S capital budget of $112 million reflects continued enhancement of our retail network, including energy transition opportunities. The Corporate and Other capital budget of $68 million will primarily fund information technology projects.

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

Other countries and many states where we operate also have, or are developing, similar environmental laws and regulations governing these same types of activities. While similar, in some cases these regulations may impose additional, or more stringent, requirements that can add to the cost and difficulty of developing infrastructure and marketing and transporting products across state and international borders. For example, in California the South Coast Air Quality Management District (SCAQMD) approved amendments to the Regional Clean Air Incentives Market (RECLAIM) that became effective in 2016, which required a phased reduction of nitrogen oxide emissions through 2022, affecting refineries in the Los Angeles metropolitan area. In 2017, SCAQMD required additional nitrogen oxide emissions reductions through 2025 and, on November 5, 2021, promulgated new regulations to replace the RECLAIM program with a traditional command and control regulatory regime.

The ultimate financial impact arising from environmental laws and regulations is neither clearly known nor easily determinable as new standards, such as air emissions standards, water quality standards and stricter fuel regulations, continue to evolve. However, environmental laws and regulations, including those that may arise to address concerns about global climate change, are expected to continue to have an increasing impact on our operations in the United States and in other countries in which we operate. Notable areas of potential impacts include air emissions compliance and remediation obligations in the United States.

An example of this in the fuels area is the Energy Independence and Security Act of 2007 (EISA). The law requires fuel producers and importers to provide additional renewable fuels for transportation motor fuels and stipulates a mix of various types. Renewable Identification Numbers (RINs) form the mechanism used by the EPA to record compliance with the Renewable Fuel Standard (RFS). If an obligated party has more RINs than it needs to meet its obligation, it may sell or trade the extra RINs, or instead choose to “bank” them for use the following year. We have met the EPA’s renewable volume obligations (RVO) to date. These obligations have been met using a variety of operating and capital strategies. We are also implementing advanced and different technologies to address projected future RVOs. On June 21, 2023, the EPA finalized RVO for the 2023, 2024 and 2025 compliance years. These standards increase cellulosic volumes, which reflect the EPA’s forecast for increasing compressed natural gas (CNG) and liquified natural gas (LNG) volumes derived from biogas. In addition, the EPA increased total advanced biofuel volumes from the 5.63 billion gallons established for the 2022 compliance year to 7.33 billion gallons in 2025. We may experience a decrease in demand for refined petroleum products and increased program costs if not fully recovered in the market. This program continues to be the subject of possible Congressional review and re-promulgation in revised form, and the EPA’s final regulations establishing RVO requirements have been and continue to be subject to legal challenge, further creating uncertainty regarding RVO requirements.

We are required to purchase RINs in the open market to satisfy the portion of our obligation under the RFS that is not fulfilled by blending renewable fuels into the motor fuels we produce. For the years ended December 31, 2023, 2022 and 2021, we incurred expenses of $323 million, $478 million and $441 million, respectively, associated with our obligation to purchase RINs in the open market to comply with the RFS for our wholly owned refineries. These expenses are included in the “Purchased crude oil and products” line item on our consolidated statement of income. Our jointly owned refineries also incurred expenses associated with the purchase of RINs in the open market, of which our share was $389 million, $437 million and $351 million for the years ended December 31, 2023, 2022 and 2021, respectively. These expenses are included in the “Equity in earnings of affiliates” line item on our consolidated statement of income. The amount of these expenses and fluctuations between periods is primarily driven by the market price of RINs, refinery production, blending activities, and RVO requirements.

We also are subject to certain laws and regulations relating to environmental remediation obligations associated with current and past operations. Such laws and regulations include CERCLA and RCRA and their state equivalents. Remediation obligations include cleanup responsibility arising from petroleum releases from underground storage tanks located at numerous previously and currently owned and/or operated petroleum-marketing outlets throughout the United States. Federal and state laws require contamination caused by such underground storage tank releases be assessed and remediated to meet applicable standards. In addition to other cleanup standards, many states have adopted cleanup criteria for methyl tertiary-butyl ether (MTBE) for soil and groundwater and both the EPA and many states may adopt cleanup standards for per- and poly-fluoroalkyl substances (PFAS), which may have been a constituent in certain firefighting foams used or stored at or near some of our facilities.

At RCRA-permitted facilities, we are required to assess environmental conditions. If conditions warrant, we may be required to remediate contamination caused by prior operations. In contrast to CERCLA, which is often referred to as “Superfund,” the cost of corrective action activities under RCRA corrective action programs is typically borne solely by us. We anticipate increased expenditures for RCRA remediation activities may be required, but such annual expenditures for the near term are not expected to vary significantly from the range of such expenditures we have experienced over the past few years. Longer-term expenditures are subject to considerable uncertainty and may fluctuate significantly.

We occasionally receive requests for information or notices of potential liability from the EPA and state environmental agencies alleging that we are a potentially responsible party under CERCLA or an equivalent state statute. On occasion, we also have been made a party to cost recovery litigation by those agencies or by private parties. These requests, notices and lawsuits assert potential liability for remediation costs at various sites that typically are not owned by us, but allegedly contain wastes attributable to our past operations. At December 31, 2022, we reported that we had been notified of potential liability under CERCLA and comparable state laws at 22 sites within the United States. During the last quarter of 2023, our legal organization approved the removal of one site following Department of Justice dismissal of Phillips 66, thus, leaving 21 unresolved sites with potential liability at December 31, 2023.

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

We incur costs related to the prevention, control, abatement or elimination of environmental pollution. Expensed environmental costs were $824 million in 2023 and are expected to be approximately $885 million and $863 million in 2024 and 2025, respectively. Capitalized environmental costs were $49 million in 2023 and are expected to be approximately $76 million and $216 million, in 2024 and 2025, respectively. These amounts do not include capital expenditures made for other purposes that have an indirect benefit on environmental compliance.

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

•United Kingdom’s Renewable Transport Fuel Obligation, which is intended to reduce the GHG emissions from fuel used in the United Kingdom transportation sector by encouraging the supply of renewable fuels.

•California’s Senate Bill No. 32, which requires reduction of California's GHG emissions to 40% below the 1990 emission level by 2030, and Assembly Bill 398, which extends the California GHG emission cap and trade program through 2030. Other GHG emissions programs in states in the western U.S. have been enacted or are under consideration or development, including amendments to California's Low Carbon Fuel Standard, California’s Advanced Clean Cars and Trucks Programs, California’s Carbon Neutrality by 2045 Scoping Plan, Oregon's Low Carbon Fuel Standard and Climate Protection Plan, and Washington's carbon reduction programs.

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

We consider and take into account anticipated future GHG emissions in designing and developing major facilities and projects, and implement energy efficiency initiatives to reduce GHG emissions. Data on our GHG emissions, legal requirements regulating such emissions, and the possible physical effects of climate change on our coastal assets are incorporated into our planning, investment, and risk management decision-making. We are working to continuously improve operational and energy efficiency through resource and energy conservation efforts throughout our operations.

In February 2022, we announced a target to reduce our Scope 1 and Scope 2 GHG emissions intensity related to our operations by 50% of 2019 levels by the year 2050. The 2050 target builds upon our 2030 GHG emissions intensity targets to reduce Scope 1 and Scope 2 emissions from our operations by 30% and Scope 3 emissions from our energy products by 15% compared to 2019 levels.

In addition to the disclosures above, we have issued our 2023 Sustainability Report that is accessible on our website and provides more detailed information on our ESG initiatives, including information on environmental metrics and other topics of interest to our stakeholders, which may not be considered material for SEC reporting purposes. The information contained in the Sustainability Report is not incorporated by reference into, and does not constitute a part of, this Form 10-K.

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

See Note 4—Business Combinations, and Note 18—Fair Value Measurements, in the Notes to Consolidated Financial Statements, for additional information on our acquisitions in 2023 and 2022.

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

See Note 11—Impairments, in the Notes to Consolidated Financial Statements, for information about impairments recorded in 2023, 2022 and 2021.

GUARANTOR FINANCIAL INFORMATION

We have various cross guarantees between Phillips 66 and its wholly owned subsidiary Phillips 66 Company (together, the Obligor Group) with respect to publicly held debt securities. Phillips 66 conducts substantially all of its operations through subsidiaries, including Phillips 66 Company, and those subsidiaries generate substantially all of its operating income and cash flow. Phillips 66 has fully and unconditionally guaranteed the payment obligations of Phillips 66 Company with respect to its publicly held debt securities. In addition, Phillips 66 Company has fully and unconditionally guaranteed the payment obligations of Phillips 66 with respect to its publicly held debt securities. All guarantees are full and unconditional. At December 31, 2023, $13.3 billion of senior unsecured notes outstanding has been guaranteed by the Obligor Group.

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

The summarized results of operations for the year ended December 31, 2023, and the summarized financial position at December 31, 2023, of the Obligor Group on a combined basis were:

Summarized Combined Statement of Income	Millions of Dollars
Sales and other operating revenues	$112,050
Revenues and other income—non-guarantor subsidiaries	6,360
Purchased crude oil and products—third parties	64,991
Purchased crude oil and products—related parties	17,110
Purchased crude oil and products—non-guarantor subsidiaries	24,435
Income before income taxes	4,998
Net income	3,652

Summarized Combined Balance Sheet	Millions of Dollars
Accounts and notes receivable—third parties	$6,716
Accounts and notes receivable—related parties	1,152
Due from non-guarantor subsidiaries, current	1,827
Total current assets	14,260
Investments and long-term receivables	11,242
Net properties, plants and equipment	12,242
Goodwill	1,047
Due from non-guarantor subsidiaries, noncurrent	2,995
Other assets associated with non-guarantor subsidiaries	1,666
Total noncurrent assets	31,010
Total assets	45,270

Due to non-guarantor subsidiaries, current	$3,153
Total current liabilities	13,162
Long-term debt	13,459
Due to non-guarantor subsidiaries, noncurrent	10,061
Total noncurrent liabilities	29,234
Total liabilities	42,396
Total equity	2,874
Total liabilities and equity	45,270

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

	Millions of Dollars, Except as Indicated
Realized Refining Margins	Atlantic Basin/Europe	Gulf Coast	Central Corridor	West Coast	Worldwide

Year Ended December 31, 2023
Income before income taxes	$910	1,640	2,210	506	5,266
Plus:
Taxes other than income taxes	69	106	94	123	392
Depreciation, amortization and impairments	209	246	163	231	849
Selling, general and administrative expenses	38	19	76	36	169
Operating expenses	1,097	1,104	738	1,397	4,336
Equity in (earnings) losses of affiliates	8	(2)	(445)	—	(439)
Other segment (income) expense, net	19	17	(7)	6	35
Proportional share of refining gross margins contributed by equity affiliates	89	—	1,257	—	1,346
Special items:
Certain tax impacts	(15)	—	—	—	(15)
Realized refining margins	$2,424	3,130	4,086	2,299	11,939

Total processed inputs (thousands of barrels)	182,213	206,356	102,774	120,581	611,924
Adjusted total processed inputs (thousands of barrels)*	182,213	206,356	180,251	120,581	689,401

Income before income taxes per barrel (dollars per barrel)**	$4.99	7.95	21.50	4.20	8.61
Realized refining margins (dollars per barrel)***	13.30	15.17	22.67	19.07	17.32

Year Ended December 31, 2022
Income before income taxes	$2,402	2,091	2,415	908	7,816
Plus:
Taxes other than income taxes	53	87	57	91	288
Depreciation, amortization and impairments	203	250	147	279	879
Selling, general and administrative expenses	41	19	62	31	153
Operating expenses	1,242	1,230	809	1,486	4,767
Equity in (earnings) losses of affiliates	9	7	(763)	—	(747)
Other segment (income) expense, net	(6)	1	2	(1)	(4)
Proportional share of refining gross margins contributed by equity affiliates	93	—	1,668	—	1,761
Special items:
Regulatory compliance costs	9	26	22	13	70
Realized refining margins	$4,046	3,711	4,419	2,807	14,983

Total processed inputs (thousands of barrels)	199,319	203,269	97,997	115,457	616,042
Adjusted total processed inputs (thousands of barrels)*	199,319	203,269	177,112	115,457	695,157

Income before income taxes per barrel (dollars per barrel)**	$12.05	10.29	24.64	7.86	12.69
Realized refining margins (dollars per barrel)***	20.30	18.25	24.96	24.31	21.55
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

	Millions of Dollars, Except as Indicated
	U.S.			International
	2023	2022	2021	2023	2022	2021
Realized Marketing Fuel Margins

Income before income taxes	$1,378	1,329	1,180	494	765	403
Plus:
Depreciation and amortization	23	14	14	75	72	76
Selling, general and administrative expenses	814	808	758	253	251	253
Equity in earnings of affiliates	(54)	(71)	(48)	(113)	(115)	(113)
Other operating (revenues) expenses*	(477)	(508)	(424)	(63)	(62)	8
Other (income) expense, net	28	24	9	15	(7)	7
Marketing margins	1,712	1,596	1,489	661	904	634
Less: margin for nonfuel related sales	—	—	—	52	51	53
Realized marketing fuel margins	$1,712	1,596	1,489	609	853	581

Total fuel sales volumes (thousands of barrels)	698,961	680,930	680,102	101,466	102,862	97,529

Income before income taxes per barrel (dollars per barrel)	$1.97	1.95	1.74	4.87	7.44	4.13
Realized marketing fuel margins (dollars per barrel)**	2.45	2.34	2.19	6.00	8.29	5.96
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

We use a VaR model to estimate the loss in fair value that could potentially result on a single day from the effect of adverse changes in market conditions on the derivative commodity instruments held or issued. Using Monte Carlo simulation, a 95% confidence level and a one-day holding period, the VaR for derivative commodity instruments issued or held at December 31, 2023 and 2022, was immaterial to our cash flows and results of operations.

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

	Millions of Dollars, Except as Indicated
Expected Maturity Date	Fixed Rate Maturity	Average Interest Rate	Floating Rate Maturity	Average Interest Rate
Year-End 2023
2024	$1,100	1.32%	$350	6.38%
2025	1,975	4.43	—	—
2026	992	2.42	1,250	6.46
2027	1,250	5.22	25	6.51
2028	1,300	3.84	—	—
Remaining years	10,676	4.74	290	6.46
Total	$17,293		$1,915
Fair value	$16,718		$1,915

	Millions of Dollars, Except as Indicated
Expected Maturity Date	Fixed Rate Maturity	Average Interest Rate	Floating Rate Maturity	Average Interest Rate
Year-End 2022
2023	$500	3.88%	$—	—%
2024	1,100	1.32	40	5.33
2025	1,975	4.43	—	—
2026	992	2.42	—	—
2027	500	5.63	—	—
Remaining years	12,040	4.67	25	4.72
Total	$17,107		$65
Fair value	$15,871		$65
\

Foreign Currency Risk
We are exposed to foreign currency exchange rate fluctuations related to our international operations. Generally, we do not hedge our foreign currency risk.

Risk Monitoring
Our Chief Executive Officer and Chief Financial Officer monitor risks to our business resulting from commodity prices, interest rates and foreign currency exchange rates.

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
We based these forward-looking statements on our current expectations, estimates and projections about us, our operations, our joint ventures and entities in which we have equity interests, as well as the industries in which we and they operate. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report, as they are not guarantees of future performance and involve assumptions that, while made in good faith, may prove to be incorrect, and involve risks and uncertainties we cannot predict. In addition, we based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, our actual outcomes and results may differ materially from what we have expressed or forecasted in any forward-looking statement. Factors that could cause actual results to differ materially from those in our forward-looking statements include:
•Fluctuations in market conditions, including NGL, crude oil, refined petroleum product and natural gas prices and refining, marketing and petrochemical margins and demand.
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
•Domestic and international economic and political developments including armed hostilities, such as the Russia-Ukraine war, instability in the financial services and banking sector, excess inflation, rising interest rates, expropriation of assets, and changes in fiscal policy.

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
•Changes in estimates or projections used to assess fair value of intangible assets, goodwill, and properties, plants and equipment and/or strategic decisions or other developments with respect to our asset portfolio that cause impairment charges.
•Limited access to capital or significantly higher cost of capital related to changes to our credit profile or illiquidity or uncertainty in the domestic or international financial markets.
•The creditworthiness of our customers and the counterparties to our transactions, including the impact of bankruptcies.
•Cybersecurity incidents or other disruptions that compromise our information and expose us to liability.
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

Management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2023. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on this assessment, management concluded the company’s internal control over financial reporting was effective as of December 31, 2023.

Ernst & Young LLP has issued an audit report on the company’s internal control over financial reporting as of December 31, 2023, and their report is included herein.

/s/ Mark E. Lashier	/s/ Kevin J. Mitchell

Mark E. Lashier	Kevin J. Mitchell
President and Chief Executive Officer	Executive Vice President and
Chief Financial Officer

Date: February 21, 2024

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Phillips 66

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Phillips 66 (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, based on our audits and, for 2023 and 2022, the report of other auditors, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We did not audit the 2023 and 2022 financial statements of DCP Midstream, LP (DCP LP), a consolidated subsidiary, which reflect total assets constituting approximately 14% and 18% at December 31, 2023 and 2022 respectively, and total revenues constituting approximately 4% in 2023 and 3% in 2022 for the years then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for DCP LP for 2023 and 2022, is based solely on the report of the other auditors.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 21, 2024 expressed an unqualified opinion thereon.

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

Impairment Assessment of Certain Equity Method Investments
Description of the Matter
As discussed in Note 1 to the consolidated financial statements, the Company assesses investments in nonconsolidated entities accounted for under the equity method for impairment when changes in the facts and circumstances indicate a loss in value has occurred.
As discussed in Note 8 to the consolidated financial statements, the Company owns a 50% interest in WRB Refining LP (WRB), a joint venture that owns the Wood River and Borger refineries. The carrying value of the Company’s investment in WRB was $2.7 billion as of December 31, 2023.
WRB’s earnings are subject to variability as they are dependent on market conditions, as well as the utilization of its refineries. Accordingly, significant judgment is required in determining whether events or changes in circumstances indicate a loss in value may have occurred that is indicative of a possible impairment.
We determined that the identification and evaluation of events or changes in circumstances indicating that the carrying value of the investment in WRB may not be recoverable is a critical audit matter because of the judgement and assumptions management uses to perform its identification and evaluation of such factors.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process for identifying and evaluating events or changes in circumstances that would indicate that the carrying value of the investment in WRB may not be recoverable and performed a walkthrough of the Company’s process and controls.
Our evaluation of the Company’s analysis included an assessment of whether events or changes in circumstances indicating that the carrying value of the investment in WRB may not be recoverable were appropriately identified and evaluated by the Company. This included, but was not limited to, an evaluation of the investee’s earnings history and an evaluation of the sustainability of the investee’s earnings under current and expected market conditions. We exercised professional judgment based on our knowledge of the industry and the investee’s business to assess the appropriateness of management’s evaluation and conclusions. For example, we performed inquiries of management, considered WRB’s historical operating results, reviewed the projected investment recovery period, and assessed current and expected market conditions affecting WRB’s results. We performed an independent assessment using both internally and externally available information, such as utilization and margins for WRB’s and other regional refineries, as well as forecasted prices, market crack spreads and demand. We also considered other information, such as the Company’s internal valuations, to identify evidence contrary to management’s conclusion. Additionally, we evaluated management’s process to accurately forecast future operating income by comparing actual results to budgeted results.

        /s/ Ernst & Young LLP

We have served as the Company’s auditor since 2011.

Houston, Texas
February 21, 2024

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Phillips 66

Opinion on Internal Control over Financial Reporting
We have audited Phillips 66’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Phillips 66 (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We did not examine the effectiveness of internal control over financial reporting of DCP Midstream, LP whose financial statements reflect total assets and sales constituting 14% and 4%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2023. The effectiveness of DCP Midstream, LP’s internal control over financial reporting was audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the effectiveness of DCP Midstream, LP’s internal control over financial reporting, is based solely on the report of the other auditors.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 21, 2024, expressed an unqualified opinion thereon, based on our audit and the report of the other auditors.

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
February 21, 2024

Report of Independent Registered Public Accounting Firm

To the Board of Directors of DCP Midstream GP, LLC and the Unitholders of DCP Midstream, LP

Opinion on the Financial Statements
We have audited the consolidated balance sheets of DCP Midstream, LP and subsidiaries (the "Partnership") as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows, for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”) (not presented herein). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We did not audit the financial statements of Gulf Coast Express Pipeline, LLC, the Partnership’s investment which is accounted for by use of the equity method. The consolidated financial statements of the Partnership include its equity investment in Gulf Coast Express Pipeline, LLC of $385 million and $408 million as of December 31, 2023 and 2022, and its equity earnings in Gulf Coast Express Pipeline, LLC of $68 million and $67 million for the years ended December 31, 2023 and 2022, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Gulf Coast Express Pipeline, LLC is based solely on the report of the other auditors.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB) and in accordance with auditing standards generally accepted in the United States of America, the Partnership’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2024, expressed an unqualified opinion on the Partnership’s internal control over financial reporting.

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

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to those charged with governance and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Property, Plant and Equipment, Net - Determination of Impairment Indicators and Recoverability Analysis for Asset Grouping in the South Region – Refer to Notes 2, 9 and 12 to the financial statements

Critical Audit Matter Description

The Partnership evaluates on a quarterly basis whether the carrying value of long-lived assets should be impaired when circumstances indicate the carrying value of such long-lived assets may not be recoverable. Management considers various factors when determining if long-lived assets should be evaluated for impairment including a significant adverse change in the legal or business climate, a current period operating or cash flow loss combined with a history of losses, an accumulation of costs significantly in excess of the amount originally expected, a significant adverse change in the extent or manner in which an asset is used, a significant adverse change in the market value of an asset, or a current expectation that the asset will be sold or otherwise disposed of before the end of its useful life.

The Partnership’s determination of whether impairment indicators exist for long lived assets requires management to apply significant judgments and assumptions. When events or circumstances exist that indicate the carrying value of long-lived assets may not be recoverable, the Partnership evaluates its long-lived assets for impairment by comparing the carrying amount of the applicable asset group to the sum of the undiscounted cash flows expected to result from the use of the asset (“recoverability analysis”) using the income approach and selecting a discount rate reflective of the risk inherent in future cash flows, and applying that discount rate to the cash flow projections. If management determines the carrying value is not recoverable, the impairment loss is measured as the excess of the asset’s carrying value over its fair value. This analysis resulted in management determining that an impairment triggering event had occurred at a certain asset group in the South region of the Gathering and Processing segment. The triggering event is a reflection of the diminished probability of new well connects and margin degradation, commodity prices in the recently prepared budget forecasts, and a negative outlook for long-term production volume forecasts. Management prepared a recoverability analysis and recognized a $209 million impairment loss for the year ended December 31, 2023.

We considered the identification of impairment indicators for property, plant and equipment and the associated recoverability analysis as a critical audit matter because of the significant assumptions that management makes when determining whether events or changes in circumstances have occurred or could occur indicating that the carrying amounts of property, plant and equipment may not be recoverable as well as the significant judgements and assumptions made in the undiscounted cash flow analysis used to evaluate recoverability. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to selection of the discount rate, the terminal value multiple, forecasted future gathering and processing volumes and future commodity pricing.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the identification of impairment indicators for long-lived assets included the following, among others:
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

•We evaluated management’s analysis of impairment indicators by:
–Considering industry and analysts reports and the impact of macroeconomic factors, such as adverse changes in the regulatory environment, legislation, significant weather events or other factors that may represent impairment indicators not previously contemplated in management's analysis
–Evaluating management’s forecasts by comparing such forecasts to recent results of operations
–Inquiry of management over whether long-lived assets may be sold or otherwise disposed of significantly before the end of the assets' previously estimated useful life
–Inspecting minutes of the board of directors and committees of executive management to understand if there were factors that would represent potential impairment indicators for long-lived assets

Our further audit procedures on the recoverability analysis included evaluating Management’s significant inputs, including forecasted gathering and processing volumes, future commodity prices, the terminal value multiple, and the selection of the discount rate applied to estimated future cash flows included in Management’s cash flow model, included the following, among others:
•We tested the effectiveness of internal controls over financial reporting related to management’s preparation and review of significant underlying assumptions used in the undiscounted cash flow model
•For asset groups for which a recoverability analysis was performed, we evaluated management’s estimates for significant inputs by:
–Evaluating the reasonableness of volumetric assumptions by comparing forecasts to permits and rig count data including researching industry trends
–Performing a sensitivity analysis to evaluate the change in undiscounted cash flows that would result from changes in significant underlying assumptions
–Performing a lookback analysis by comparing historical results to management’s future assumptions to assess the reasonableness of estimates
–Evaluating the reasonableness of management’s future commodity pricing forecasts by comparing to independent analysts’ estimates
•With the assistance of our Internal fair value specialists, we evaluated the reasonableness of the discount rate and terminal value multiple by:
–Evaluating the appropriateness of the mathematical model used to develop the discount rate
–Evaluating the guideline public companies selected by management and used in the selection of the discount rate considering the comparability of operations to those of the Partnership
–Developing a range of independent estimates of the discount rate by independently obtaining information to estimate components of the discount rate, including the cost of debt capital, the cost of equity capital, and debt-to-equity ratio
–Evaluating the terminal value multiple in comparison to recent valuation metrics for companies of similar operations

/s/ Deloitte & Touche LLP

Denver, Colorado
February 21, 2024

We have served as the Partnership’s auditor since 2004.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of DCP Midstream GP, LLC and the Unitholders of DCP Midstream, LP

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of DCP Midstream, LP and subsidiaries (the "Partnership") as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB) and in accordance with auditing standards generally accepted in the United States of America, the consolidated financial statements as of and for the year ended December 31, 2023, of the Partnership (not presented herein) and our report dated February 21, 2024, expressed an unqualified opinion on those financial statements.

Basis for Opinion
The Partnership's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting (not presented herein). Our responsibility is to express an opinion on the Partnership's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ Deloitte & Touche LLP
Denver, Colorado
February 21, 2024

Consolidated Statement of Income	Phillips 66

	Millions of Dollars
Years Ended December 31	2023	2022	2021
Revenues and Other Income
Sales and other operating revenues	$147,399	169,990	111,476
Equity in earnings of affiliates	2,017	2,968	2,904
Net gain on dispositions	115	7	18
Other income	359	2,737	454
Total Revenues and Other Income	149,890	175,702	114,852

Costs and Expenses
Purchased crude oil and products	128,086	149,932	102,102
Operating expenses	6,154	6,111	5,147
Selling, general and administrative expenses	2,525	2,168	1,744
Depreciation and amortization	1,977	1,629	1,605
Impairments	24	60	1,498
Taxes other than income taxes	707	530	410
Accretion on discounted liabilities	29	23	24
Interest and debt expense	897	619	581
Foreign currency transaction (gains) losses	22	(9)	1
Total Costs and Expenses	140,421	161,063	113,112
Income before income taxes	9,469	14,639	1,740
Income tax expense	2,230	3,248	146
Net Income	7,239	11,391	1,594
Less: net income attributable to noncontrolling interests	224	367	277
Net Income Attributable to Phillips 66	$7,015	11,024	1,317

Net Income Attributable to Phillips 66 Per Share of Common Stock (dollars)
Basic	$15.56	23.36	2.97
Diluted	15.48	23.27	2.97

Weighted-Average Common Shares Outstanding (thousands)
Basic	450,136	471,497	440,028
Diluted	453,210	473,731	440,364
See Notes to Consolidated Financial Statements.

Consolidated Statement of Comprehensive Income	Phillips 66

	Millions of Dollars
Years Ended December 31	2023	2022	2021

Net Income	$7,239	11,391	1,594
Other comprehensive income (loss)
Defined benefit plans
Net actuarial gain (loss) arising during the period	(11)	191	320
Amortization of net actuarial loss, prior service credit and settlements	19	90	122
Plans sponsored by equity affiliates	(8)	80	96
Income taxes on defined benefit plans	2	(85)	(127)
Defined benefit plans, net of income taxes	2	276	411
Foreign currency translation adjustments	182	(295)	(74)
Income taxes on foreign currency translation adjustments	(3)	4	4
Foreign currency translation adjustments, net of income taxes	179	(291)	(70)
Cash flow hedges	(3)	—	3
Income taxes on hedging activities	—	—	—
Hedging activities, net of income taxes	(3)	—	3
Other Comprehensive Income (Loss), Net of Income Taxes	178	(15)	344
Comprehensive Income	7,417	11,376	1,938
Less: comprehensive income attributable to noncontrolling interests	224	367	277
Comprehensive Income Attributable to Phillips 66	$7,193	11,009	1,661
See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet	Phillips 66

	Millions of Dollars
At December 31	2023	2022
Assets
Cash and cash equivalents	$3,323	6,133
Accounts and notes receivable (net of allowances of $71 million in 2023 and $67 million in 2022)	10,483	9,497
Accounts and notes receivable—related parties	1,247	1,488
Inventories	3,750	3,276
Prepaid expenses and other current assets	1,138	1,528
Total Current Assets	19,941	21,922
Investments and long-term receivables	15,302	14,950
Net properties, plants and equipment	35,712	35,163
Goodwill	1,550	1,486
Intangibles	920	831
Other assets	2,076	2,090
Total Assets	$75,501	76,442

Liabilities
Accounts payable	$10,332	10,748
Accounts payable—related parties	569	575
Short-term debt	1,482	529
Accrued income and other taxes	1,200	1,397
Employee benefit obligations	863	764
Other accruals	1,410	1,876
Total Current Liabilities	15,856	15,889
Long-term debt	17,877	16,661
Asset retirement obligations and accrued environmental costs	864	879
Deferred income taxes	7,424	6,671
Employee benefit obligations	630	937
Other liabilities and deferred credits	1,200	1,299
Total Liabilities	43,851	42,336

Equity
Common stock (2,500,000,000 shares authorized at $0.01 par value) Issued (2023—654,842,101 shares; 2022—652,373,645 shares)
Par value	7	7
Capital in excess of par	19,650	19,791
Treasury stock (at cost: 2023—224,377,439 shares; 2022—186,529,667 shares)	(19,342)	(15,276)
Retained earnings	30,550	25,432
Accumulated other comprehensive loss	(282)	(460)
Total Stockholders’ Equity	30,583	29,494
Noncontrolling interests	1,067	4,612
Total Equity	31,650	34,106
Total Liabilities and Equity	$75,501	76,442
See Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows	Phillips 66

	Millions of Dollars
Years Ended December 31	2023	2022	2021
Cash Flows From Operating Activities
Net income	$7,239	11,391	1,594
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,977	1,629	1,605
Impairments	24	60	1,498
Accretion on discounted liabilities	29	23	24
Deferred income taxes	840	1,320	(272)
Undistributed equity earnings	(822)	(1,308)	(128)
Loss on early redemption of debt	53	—	—
Net gain on dispositions	(115)	(7)	(7)
Gain related to merger of businesses	—	(3,013)	—
Unrealized investment (gain) loss	38	433	(365)
Other	(419)	217	(51)
Working capital adjustments
Accounts and notes receivable	(696)	(2,073)	(922)
Inventories	(245)	74	511
Prepaid expenses and other current assets	269	(249)	(339)
Accounts payable	(480)	1,736	2,925
Taxes and other accruals	(663)	580	(56)
Net Cash Provided by Operating Activities	7,029	10,813	6,017

Cash Flows From Investing Activities
Capital expenditures and investments	(2,418)	(2,194)	(1,860)
Return of investments in equity affiliates	201	125	267
Proceeds from asset dispositions	392	4	27
Advances/loans—related parties	—	(75)	(310)
Collection of advances/loans—related parties	3	662	2
Other	32	(10)	2
Net Cash Used in Investing Activities	(1,790)	(1,488)	(1,872)

Cash Flows From Financing Activities
Issuance of debt	6,260	453	1,443
Repayment of debt	(4,252)	(2,883)	(2,954)
Issuance of common stock	123	103	26
Repurchase of common stock	(4,014)	(1,513)	—
Dividends paid on common stock	(1,882)	(1,793)	(1,585)
Distributions to noncontrolling interests	(163)	(185)	(324)
Repurchase of noncontrolling interests	(4,067)	(500)	(24)
Other	(97)	(70)	(52)
Net Cash Used in Financing Activities	(8,092)	(6,388)	(3,470)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	43	49	(42)

Net Change in Cash and Cash Equivalents	(2,810)	2,986	633
Cash and cash equivalents at beginning of year	6,133	3,147	2,514
Cash and Cash Equivalents at End of Year	$3,323	6,133	3,147
See Notes to Consolidated Financial Statements.

Consolidated Statement of Changes in Equity						Phillips 66

	Millions of Dollars
	Attributable to Phillips 66
	Common Stock
	Par Value	Capital in Excess of Par	Treasury Stock	Retained Earnings	Accum. Other Comprehensive Loss	Noncontrolling Interests	Total

December 31, 2020	$6	20,383	(17,116)	16,500	(789)	2,539	21,523
Net income	—	—	—	1,317	—	277	1,594
Other comprehensive income	—	—	—	—	344	—	344
Dividends paid on common stock	—	—	—	(1,585)	—	—	(1,585)
Distributions to noncontrolling interests	—	—	—	—	—	(324)	(324)
Repurchase of noncontrolling interests	—	—	—	(2)	—	(21)	(23)
Benefit plan activity	1	121	—	(14)	—	—	108
December 31, 2021	7	20,504	(17,116)	16,216	(445)	2,471	21,637
Net income	—	—	—	11,024	—	367	11,391
Other comprehensive loss	—	—	—	—	(15)	—	(15)
Dividends paid on common stock	—	—	—	(1,793)	—	—	(1,793)
Repurchase of common stock	—	—	(1,540)	—	—	—	(1,540)
Distributions to noncontrolling interests	—	—	—	—	—	(185)	(185)
Acquisition of noncontrolling interest in Phillips 66 Partners LP	—	(901)	3,380	—	—	(2,163)	316
Merger of DCP Midstream, LLC and Gray Oak Holdings LLC	—	—	—	—	—	4,622	4,622
Acquisition of noncontrolling interest in DCP Midstream, LP	—	—	—	—	—	(500)	(500)
Benefit plan activity	—	188	—	(15)	—	—	173
December 31, 2022	7	19,791	(15,276)	25,432	(460)	4,612	34,106
Net income	—	—	—	7,015	—	224	7,239
Other comprehensive income	—	—	—	—	178	—	178
Dividends paid on common stock	—	—	—	(1,882)	—	—	(1,882)
Repurchase of common stock	—	—	(4,066)	—	—	—	(4,066)
Distributions to noncontrolling interests	—	—	—	—	—	(163)	(163)
Acquisition of noncontrolling interest in DCP Midstream, LP	—	(361)	—	—	—	(3,613)	(3,974)
Benefit plan activity and other	—	220	—	(15)	—	7	212
December 31, 2023	$7	19,650	(19,342)	30,550	(282)	1,067	31,650

	Shares
	Common Stock Issued	Treasury Stock

December 31, 2020	648,643,223	211,771,827
Shares issued—share-based compensation	1,383,095	—
December 31, 2021	650,026,318	211,771,827
Repurchase of common stock	—	16,583,076
Shares issued—share-based compensation	2,347,327	—
Shares issued—acquisition of noncontrolling interest in Phillips 66 Partners LP	—	(41,825,236)
December 31, 2022	652,373,645	186,529,667
Repurchase of common stock	—	37,847,772
Shares issued—share-based compensation	2,468,456	—
December 31, 2023	654,842,101	224,377,439

Dollars
Years Ended December 31	Dividends Paid Per Share of Common Stock

2021	$3.62
2022	3.83
2023	$4.20
See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements	Phillips 66

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

Derivative Instruments
Derivative instruments, except those designated as normal purchases and normal sales, are recorded on the balance sheet at fair value. We have master netting agreements with most of our exchange-cleared instrument counterparties and certain of our counterparties to other commodity instrument contracts (e.g., physical commodity forward contracts). We have elected to net derivative assets and liabilities with the same counterparty on the balance sheet if the legal right of offset exists and certain other criteria are met. When applicable, we also net collateral payables and receivables against derivative assets and derivative liabilities, respectively.

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

Impairment of Properties, Plants and Equipment
PP&E used in operations are assessed for impairment whenever changes in facts and circumstances indicate a possible significant deterioration in the future cash flows expected to be generated by an asset group. If indicators of potential impairment exist, an undiscounted cash flow test is performed. If the sum of the undiscounted expected future before-tax cash flows of an asset group is less than the carrying value of the asset group, including applicable liabilities, the carrying value of the PP&E included in the asset group is written down to estimated fair value and the write down is reported in the “Impairments” line item on our consolidated statement of income in the period in which the impairment determination is made. Individual assets are grouped for impairment testing purposes at the lowest level for which identifiable cash flows are available. Because there is usually a lack of quoted market prices for long-lived assets, the fair value of impaired assets is typically determined using one or more of the following methods: the present values of expected future cash flows using discount rates and other assumptions believed to be consistent with those used by principal market participants; a market multiple of earnings for similar assets; historical market transactions for similar assets, adjusted using principal market participant assumptions when necessary; or replacement cost adjusted for physical deterioration and economic obsolescence. Long-lived assets held for sale are accounted for at the lower of amortized cost or fair value, less cost to sell, with fair value determined using a binding negotiated price, if available, estimated replacement cost, or present value of expected future cash flows as previously described.

The expected future cash flows used for impairment reviews and related fair value calculations are based on estimated future volumes, prices, costs, margins and capital project decisions, considering all available evidence at the date of review.

Property Dispositions
When complete units of depreciable property are sold, the asset cost and related accumulated depreciation are eliminated, with any gain or loss reflected in the “Net gain on dispositions” line item on our consolidated statement of income. When less than complete units of depreciable property are disposed of or retired, the difference between asset cost and salvage value is charged or credited to accumulated depreciation.

Goodwill
Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in a business combination. Goodwill is not amortized, but is assessed for impairment annually and when events or changes in circumstance indicate that the fair value of a reporting unit with goodwill is below its carrying value. The impairment assessment requires allocating goodwill and other assets and liabilities to reporting units. The fair value of each reporting unit is determined and compared to the book value of the reporting unit. If the fair value of the reporting unit is less than the book value, an impairment is recognized for the amount by which the book value exceeds the reporting unit’s fair value. A goodwill impairment cannot exceed the total amount of goodwill allocated to that reporting unit. For purposes of assessing goodwill for impairment, we have two reporting units with goodwill balances at our 2023 testing date: Transportation and Marketing and Specialties (M&S).

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

Guarantees
The fair value of a guarantee is determined and recorded as a liability at the time the guarantee is given. The initial liability is subsequently reduced as we are released from exposure under the guarantee. We amortize the guarantee liability over the relevant time period, if one exists, based on the facts and circumstances surrounding each type of guarantee. We amortize the guarantee liability to the related statement of income line item based on the nature of the guarantee. In cases where the guarantee term is indefinite, we reverse the liability when we have information to support the reversal. When the performance on the guarantee becomes probable and the liability can be reasonably estimated, we accrue a separate liability for the excess amount above the guarantee’s book value based on the facts and circumstances at that time. We reverse the fair value liability only when there is no further exposure under the guarantee.

Treasury Stock
We record treasury stock purchases at cost, which includes related transaction costs. Amounts are recorded as reductions of stockholders’ equity on the consolidated balance sheet. Common stock reissued from treasury stock is valued based on the average cost of historical repurchases.

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

Share-Based Compensation
We recognize share-based compensation expense over the shorter of: (1) the service period (i.e., the stated period of time required to earn the award); or (2) the period beginning at the start of the service period and ending when an employee first becomes eligible for retirement, but not less than ten months for shared-based payment awards granted in 2023 and not less than six months for share-based payment awards granted prior to 2023 as those are the minimum periods of time required for awards not to be subject to forfeiture. Our equity-classified programs generally provide accelerated vesting (i.e., a waiver of the remaining period of service required to earn an award) for awards held by employees at the time they become eligible for retirement (at age 55 with 5 years of service). We have elected to recognize expense on a straight-line basis over the service period for the entire award, irrespective of whether the award was granted with ratable or cliff vesting, and have elected to recognize forfeitures of awards when they occur.

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

Note 2—Changes in Accounting Principles

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

Effective January 1, 2022, we early adopted ASU 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.” This pronouncement requires application of ASC 606 “Revenue from Contracts with Customers” (“Topic 606”) to recognize and measure contract assets and contract liabilities from contracts with customers acquired in a business combination. The adoption of this pronouncement did not have a material impact on our consolidated financial statements.

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

DCP Midstream, LP Merger (DCP LP Merger)
On June 15, 2023, we completed the acquisition of all publicly held common units of DCP LP pursuant to the terms of the Agreement and Plan of Merger, dated as of January 5, 2023 (DCP LP Merger Agreement). The DCP LP Merger Agreement was entered into with DCP LP, its subsidiaries and its general partner entities, pursuant to which one of our wholly owned subsidiaries merged with and into DCP LP, with DCP LP surviving as a Delaware limited partnership. Under the terms of the DCP LP Merger Agreement, at the effective time of the DCP LP Merger, each publicly held common unit representing a limited partner interest in DCP LP (other than the common units owned by DCP Midstream and its subsidiaries) issued and outstanding as of immediately prior to the effective time was converted into the right to receive $41.75 per common unit in cash. We accounted for the DCP LP Merger as an equity transaction. The DCP LP Merger increased our aggregate direct and indirect economic interest in DCP LP from 43.3% to 86.8% and our aggregate direct and indirect economic interests in DCP Sand Hills and DCP Southern Hills increased from 62.2% to 91.2%.

See Note 29—DCP Midstream Class A Segment, for additional information regarding the equity transaction.

Note 4—Business Combinations

Marketing and Specialties Acquisition
On August 1, 2023, our M&S segment acquired a marketing business on the U.S. West Coast for total consideration of $269 million. These operations were acquired to support the placement of renewable diesel that will be produced by our Rodeo renewable fuels facility. At December 31, 2023, we provisionally recorded $146 million of amortizable intangible assets, primarily customer relationships; $82 million of PP&E, including finance lease right of use assets; $40 million of net working capital; $64 million of goodwill; and $63 million of finance lease liabilities for this acquisition. The fair values of the assets acquired and liabilities assumed are preliminary and subject to change until we finalize our accounting for this acquisition.

DCP Midstream Merger
On August 17, 2022, we realigned our economic interest in, and governance rights over, DCP Midstream and Gray Oak Holdings through the DCP Midstream Merger, with DCP Midstream as the surviving entity. As part of the DCP Midstream Merger, we transferred a 35.75% indirect economic interest in Gray Oak Pipeline and contributed $404 million of cash to DCP Midstream, which was then paid to Enbridge, in return for a 15.05% incremental indirect economic ownership interest in DCP LP. As noted above, the additional governance rights we were granted as part of this transaction resulted in us consolidating DCP Midstream Class A Segment, as well as DCP Sand Hills and DCP Southern Hills. Given the nature of this transaction, we have accounted for the consolidation of these entities using the acquisition method of accounting.

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

The following table shows the purchase price allocation as of the date of the DCP Midstream Merger, and cumulative adjustments we made during the measurement period:

	Millions of Dollars
Fair value of assets acquired:	As Originally Reported	Adjustments	As Adjusted
Cash and cash equivalents	$98	—	98
Accounts and notes receivable	1,003	—	1,003
Inventories	74	238	312
Prepaid expenses and other current assets	439	13	452
Investments and long-term receivables	2,192	(125)	2,067
Properties, plants and equipment	12,837	193	13,030
Intangibles	36	(36)	—
Other assets	343	(158)	185
Total assets acquired	17,022	125	17,147
Fair value of liabilities assumed:
Accounts payable	912	3	915
Short-term debt	625	(2)	623
Accrued income and other taxes	107	13	120
Employee benefit obligation—current	50	22	72
Other accruals	497	(6)	491
Long-term debt	4,541	40	4,581
Asset retirement obligations and accrued environmental costs	168	16	184
Deferred income taxes	40	14	54
Employee benefit obligations	54	—	54
Other liabilities and deferred credits	227	36	263
Total liabilities assumed	7,221	136	7,357
Fair value of net assets	9,801	(11)	9,790
Less: Fair value of noncontrolling interests	4,910	(11)	4,899
Total merger consideration	$4,891	—	4,891

The adjustments reflected in the table above include reclassification adjustments we made to the purchase price allocation to conform with our historical presentation and adjustments we made to the estimated fair value of certain assets acquired and liabilities assumed during the measurement period. The adjustments to our purchase price allocation recorded during the measurement period were not material. See Note 18—Fair Value Measurements, for additional information on the determination of the fair value of the DCP Midstream Merger.

In connection with the DCP Midstream Merger, we recognized before-tax gains totaling $2,831 million from remeasuring our previously held equity investments in DCP Midstream, DCP Sand Hills and DCP Southern Hills to their fair values and a before tax gain of $182 million related to the transfer of a 35.75% indirect economic interest in Gray Oak Pipeline to our co-venturer. These before-tax gains are included in the “Other income” line item in our consolidated statement of income for the year ended December 31, 2022, and are reported in the Midstream segment. See Note 18—Fair Value Measurements, for additional information on the determination of the fair value of DCP Midstream Class A Segment, DCP Sand Hills and DCP Southern Hills.

The following “Sales and other operating revenues” and “Net Income Attributable to Phillips 66” of DCP Midstream Class A Segment, DCP Sand Hills and DCP Southern Hills were included in our consolidated statement of income from August 18, 2022, forward, for the year ended December 31, 2022.

Millions of Dollars
Sales and other operating revenues	$4,531
Net Income Attributable to Phillips 66	216

Unaudited Pro Forma Financial Information
The following unaudited pro forma financial information presents consolidated results for the years ending December 31, 2022, and 2021, as if the DCP Midstream Merger occurred on January 1, 2021. The unaudited pro forma information includes adjustments based on available information, and we believe the estimates and assumptions used are reasonable, and that the significant effects of the transactions are properly reflected in the unaudited pro forma information. An aggregate before-tax gain of $2,831 million was included in the pro forma financial information for the year ended December 31, 2021, which is related to the remeasurement of the previously held equity investments in DCP Midstream, DCP Sand Hills and DCP Southern Hills to their fair values in connection with the DCP Midstream Merger. Adjustments related to the economic interest change in our equity investment in Gray Oak Pipeline were excluded from the pro forma financial information.

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

Note 5—Sales and Other Operating Revenues

Disaggregated Revenues
The following tables present our disaggregated sales and other operating revenues:

	Millions of Dollars
	2023	2022	2021
Product Line and Services
Refined petroleum products	$108,644	131,798	89,020
Crude oil resales	20,824	20,574	12,801
NGL and natural gas	14,467	16,174	9,074
Services and other*	3,464	1,444	581
Consolidated sales and other operating revenues	$147,399	169,990	111,476

Geographic Location**
United States	$118,786	136,995	87,973
United Kingdom	14,642	16,741	11,132
Germany	5,547	6,392	4,290
Other countries	8,424	9,862	8,081
Consolidated sales and other operating revenues	$147,399	169,990	111,476
* Includes derivatives-related activities. See Note 17—Derivatives and Financial Instruments, for additional information.
** Sales and other operating revenues are attributable to countries based on the location of the operations generating the revenues.

Contract-Related Assets and Liabilities
At December 31, 2023 and 2022, receivables from contracts with customers were $9,638 million and $8,749 million, respectively. Significant noncustomer balances, such as buy/sell receivables and excise tax receivables, were excluded from these amounts.

Our contract-related assets also include payments we make to our marketing customers related to incentive programs. An incentive payment is initially recognized as an asset and subsequently amortized as a reduction to revenue over the contract term, which generally ranges from 5 to 15 years. At December 31, 2023 and 2022, our asset balances related to such payments were $537 million and $505 million, respectively.

Our contract liabilities primarily represent advances from our customers prior to product or service delivery. At December 31, 2023 and 2022, contract liabilities were $187 million and $156 million, respectively.

Remaining Performance Obligations
Most of our contracts with customers are spot contracts or term contracts with only variable consideration. We do not disclose remaining performance obligations for these contracts as the expected duration is one year or less or because the variable consideration has been allocated entirely to an unsatisfied performance obligation. We also have certain contracts in our Midstream segment that include minimum volume commitments with fixed pricing. At December 31, 2023, the remaining performance obligations related to these minimum volume commitment contracts amounted to $365 million. This amount excludes variable consideration and estimates of variable rate escalation clauses in our contracts with customers, and is expected to be recognized through 2031 with a weighted average remaining life of two years as of December 31, 2023.

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

At December 31, 2023 and 2022, we reported $11,730 million and $10,985 million of accounts and notes receivable, net of allowances of $71 million and $67 million, respectively. Based on an aging analysis at December 31, 2023, more than 95% of our accounts receivable were outstanding less than 60 days.

We are also exposed to credit losses from off-balance sheet exposures, such as guarantees of joint venture debt and standby letters of credit. See Note 15—Guarantees, and Note 16—Contingencies and Commitments, for more information on these off-balance sheet exposures.

Note 7—Inventories

Inventories at December 31 consisted of the following:

	Millions of Dollars
	2023	2022

Crude oil and petroleum products	$3,330	2,914
Materials and supplies	420	362
	$3,750	3,276

Inventories valued on the LIFO basis totaled $3,050 million and $2,635 million at December 31, 2023 and 2022, respectively. The estimated excess of current replacement cost over LIFO cost of inventories amounted to approximately $5.3 billion and $6.3 billion at December 31, 2023 and 2022, respectively.

During each of the three years ended December 31, 2023, certain volume reductions in inventory caused liquidations of LIFO inventory values. For the years ended December 31, 2023 and 2022, LIFO inventory liquidations increased net income by $94 million and $75 million, respectively. For the year ended December 31, 2021, LIFO inventory liquidations decreased net income by $101 million.

Note 8—Investments, Loans and Long-Term Receivables
Components of investments and long-term receivables at December 31 were:

	Millions of Dollars
	2023	2022

Equity investments	$14,728	14,414
Other investments	195	207
Loans and long-term receivables	379	329
	$15,302	14,950

Equity Investments
Significant affiliated companies accounted for under the equity method, including nonconsolidated VIEs, at December 31, 2023 and 2022, included:

•Chevron Phillips Chemical Company LLC (CPChem)—50 percent-owned joint venture that manufactures and markets petrochemicals and plastics. We have multiple long-term supply and purchase agreements in place with CPChem with extension options. These agreements cover sales and purchases of refined petroleum products, solvents, fuel gas, natural gas, NGL, and other petrochemical feedstocks. All products are purchased and sold under specified pricing formulas based on various published pricing indices. At December 31, 2023 and 2022, the book value of our investment in CPChem was $7,341 million and $6,785 million, respectively.

•WRB Refining LP (WRB)—50 percent-owned joint venture that owns the Wood River and Borger refineries located in Roxana, Illinois, and Borger, Texas, respectively, for which we are the operator and managing partner. We have a basis difference for our investment in WRB because the carrying value of our investment is lower than our share of WRB’s recorded net assets. This basis difference was primarily the result of our contribution of these refineries to WRB. On the contribution closing date, a basis difference was created because the fair value of the contributed assets recorded by WRB exceeded our historical book value. The contribution-related basis difference is primarily being amortized and recognized as a benefit to equity earnings over a period of 26 years, which was the estimated remaining useful life of the refineries’ PP&E at the contribution closing date. At December 31, 2023, the aggregate remaining basis difference for this investment was $1,400 million. Equity earnings for the years ended December 31, 2023, 2022 and 2021, were increased by $198 million, $184 million and $186 million, respectively, due to the amortization of our aggregate basis difference. At December 31, 2023 and 2022, the book value of our investment in WRB was $2,736 million and $2,411 million, respectively.

•Gulf Coast Express LLC (Gulf Coast Express)—DCP LP 25 percent-owned joint venture that owns an intrastate pipeline that transports natural gas from the Waha area in West Texas to Agua Dulce, in Nueces County, Texas. The pipeline is operated by a co-venturer. This investment was acquired as part of our consolidation of DCP Midstream Class A Segment starting on August 18, 2022, and was recorded at fair value. We have a basis difference for our investment in Gulf Coast Express because the carrying value of our investment is higher than our share of Gulf Coast Express net assets. The basis difference is the result of recognizing the investment at fair value. The basis difference is being amortized and recognized as a decrease to equity earnings over a period of 20 years, which was the estimated remaining useful life of the joint venture’s PP&E at the acquisition date. At December 31, 2023, the aggregate remaining basis difference for this investment was $415 million. Equity earnings for each of the years ended December 31, 2023 and 2022, were decreased by $22 million and $7 million, respectively, due to the amortization of our basis difference. At December 31, 2023 and 2022, the book value of our investment in Gulf Coast Express was $800 million and $844 million, respectively. See Note 3—DCP Midstream, LLC and DCP Midstream, LP Mergers, Note 4—Business Combinations and Note 18—Fair Value Measurements, for additional information on the DCP Midstream Merger and our accounting for this transaction as a business combination.

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

The draft EIS process resumed in August 2022, and in September 2023 the USACE published its draft EIS for public comment. The USACE identified five potential outcomes, but did not indicate which one it preferred. The options comprise two “no action” alternatives where the USACE would deny an easement to Dakota Access and require it to shut down the pipeline and either remove the pipe from under Lake Oahe, or allow the pipeline to be abandoned-in-place under the lake. The USACE also identified three “action” alternatives; two of them contemplate that the USACE would reissue the easement to Dakota Access under essentially the same terms as 2017 with either the same or a larger volume of oil allowed through the pipeline, while the third alternative would require decommissioning the current pipeline and construction of a new line 39 miles upstream from the current location. The USACE has not indicated when it will issue its final decision.

Dakota Access and ETCO have guaranteed repayment of senior unsecured notes issued by a wholly owned subsidiary of Dakota Access in March 2019. On April 1, 2022, Dakota Access’ wholly owned subsidiary repaid $650 million aggregate principal amount of its outstanding senior notes upon maturity. We funded our 25% share, or $163 million, with a capital contribution of $89 million in March 2022 and $74 million of distributions we elected not to receive from Dakota Access in the first quarter of 2022. At December 31, 2023, the aggregate principal amount outstanding of Dakota Access’ senior unsecured notes was $1.85 billion.

In conjunction with the notes offering, Phillips 66 Partners, now a wholly owned subsidiary of Phillips 66, and its co-venturers in Dakota Access also provided a Contingent Equity Contribution Undertaking (CECU). Under the CECU, the co-venturers may be severally required to make proportionate equity contributions to Dakota Access if there is an unfavorable final judgment in the above-mentioned ongoing litigation. At December 31, 2023, our 25% share of the maximum potential equity contributions under the CECU was approximately $467 million.

If the pipeline is required to cease operations, it may have a material adverse effect on our results of operations and cash flows. Should operations cease and Dakota Access and ETCO not have sufficient funds to pay its expenses, we also could be required to support our 25% share of the ongoing expenses, including scheduled interest payments on the notes of approximately $20 million annually, in addition to the potential obligations under the CECU at December 31, 2023.

At December 31, 2023 and 2022, the aggregate book value of our investments in Dakota Access and ETCO was $640 million and $675 million, respectively.

•Front Range Pipeline LLC (Front Range)—DCP LP 33 percent-owned joint venture that owns an NGL pipeline that originates in the DJ Basin and extends to Skellytown, Texas. The pipeline is operated by a co-venturer. This investment was acquired as part of our consolidation of DCP Midstream Class A Segment starting on August 18, 2022, and was recorded at fair value. We have a basis difference for our investment in Front Range because the carrying value of our investment is higher than our share of Front Range net assets. The basis difference is the result of recognizing the investment at fair value. The basis difference is being amortized and recognized as a decrease to equity earnings over a period of 20 years, which was the estimated remaining useful life of the joint venture’s PP&E at the acquisition date. At December 31, 2023, the aggregate remaining basis difference for this investment was $292 million. Equity earnings for each of the years ended December 31, 2023 and 2022, were decreased by $16 million and $5 million, respectively, due to the amortization of our basis difference. At December 31, 2023 and 2022, the book value of our investment in Front Range was $477 million and $499 million, respectively. See Note 3—DCP Midstream, LLC and DCP Midstream, LP Mergers, Note 4—Business Combinations and Note 18—Fair Value Measurements, for additional information on the DCP Midstream Merger and our accounting for this transaction as a business combination.

•Rockies Express Pipeline LLC (REX)—25 percent-owned joint venture that owns a natural gas pipeline system that extends from Wyoming and Colorado to Ohio with a bidirectional section that extends from Ohio to Illinois. The REX Pipeline system is operated by our co-venturer. We have a basis difference for our investment in REX because the carrying value of our investment is lower than our share of REX’s recorded net assets. This basis difference was created by historical impairment charges we recorded for this investment and is being amortized and recognized as a benefit to equity earnings over a period of 25 years, which was the estimated remaining useful life of REX’s PP&E when the impairment charges were recorded. At December 31, 2023, the remaining basis difference for this investment was $261 million. Equity earnings for each of the years ended December 31, 2023, 2022 and 2021, were increased by $19 million due to the amortization of our basis difference. At December 31, 2023 and 2022, the book value of our investment in REX was $451 million and $483 million, respectively.

•CF United LLC (CF United)—A retail marketing joint venture with operations primarily on the U.S. West Coast. We own a 50% voting interest and a 48% economic interest in this joint venture. At December 31, 2023, CF United was considered a VIE because our co-venturer had an option to require us to purchase its interest based on a fixed multiple. The put option became effective July 1, 2023, and was scheduled to expire on March 31, 2024. The put option was viewed as a variable interest as the purchase price on the exercise date may not represent the then-current fair value of CF United. We determined that we were not the primary beneficiary of CF United because we and our co-venturer jointly directed the activities that most significantly impacted economic performance.

At December 31, 2023, our maximum exposure to loss was comprised of our $291 million investment in CF United. At December 31, 2022, the book value of our investment in CF United was $296 million.

Effective January 1, 2024, in connection with an acquisition by CF United of another joint venture in which we have an ownership interest, the governing agreement for the CF United joint venture was amended and restated. The amended and restated agreement included removal of the put option that required us to purchase our co-venturer’s interest based on a fixed multiple. Accordingly, CF United ceased to be a VIE effective January 1, 2024.

•OnCue Holdings, LLC (OnCue)—50 percent-owned joint venture that owns and operates retail convenience stores. We fully guaranteed various debt agreements of OnCue, and our co-venturer did not participate in the guarantees. This entity is considered a VIE because our debt guarantees resulted in OnCue not being exposed to all potential losses. We have determined we are not the primary beneficiary because we do not have the power to direct the activities that most significantly impact economic performance. At December 31, 2023, our maximum exposure to loss was $231 million, which represented the book value of our investment in OnCue of $166 million and guaranteed debt obligations of $65 million. At December 31, 2022, the book value of our investment in OnCue was $138 million.

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

As a result of the DCP Midstream Merger, effective August 18, 2022, we began consolidating the financial results of DCP Midstream Class A Segment, DCP Sand Hills and DCP Southern Hills and our indirect economic interest in Gray Oak Pipeline was reduced to 6.5%. After the DCP Midstream Merger, our indirect economic interest in Gray Oak Pipeline is held through our economic interest in DCP Midstream Class B Segment. See Note 3—DCP Midstream, LLC and DCP Midstream, LP Mergers, and Note 4—Business Combinations, for additional information regarding the DCP Midstream Merger and associated accounting treatment.

At December 31, 2023 and December 31, 2022, the book value of our investment in DCP Midstream Class B Segment was $75 million and $79 million, respectively.

•Liberty Pipeline LLC (Liberty)—In the first quarter of 2021, Phillips 66 Partners’ decided to exit the Liberty Pipeline project, which resulted in a $198 million before-tax impairment. The impairment is included in the “Impairments” line item on our consolidated statement of income for the year ended December 31, 2021. In April 2021, Phillips 66 Partners transferred its ownership interest in Liberty to its co-venturer for cash and certain pipeline assets with a value that approximated its book value of $46 million at March 31, 2021. See Note 11—Impairments, and Note 18—Fair Value Measurements, for additional information regarding the impairment and the techniques used to determine the fair value of Phillips 66 Partners’ investment in Liberty.

Midstream Investment Disposition
On August 1, 2023, we sold our 25% ownership interest in the South Texas Gateway Terminal for approximately $275 million and recognized a before-tax gain of $101 million. The before-tax gain is included in the “Net gain on dispositions” line item on our consolidated statement of income for the year ended December 31, 2023, and is reported in the Midstream segment.

Other Investments
In September 2021, we acquired 78 million ordinary shares, representing a 16% ownership interest, in NOVONIX Limited (NOVONIX), for $150 million. NOVONIX is a Brisbane, Australia-based company that develops technology and supplies materials for lithium-ion batteries and its shares are traded on the Australian Securities Exchange. Since we do not have significant influence over the operating and financial policies of NOVONIX and the shares we own have a readily determinable fair value, our investment is recorded at fair value at the end of each reporting period. The fair value of our investment is recorded in the “Investments and long-term receivables” line item on our consolidated balance sheet. The change in the fair value of our investment due to fluctuations in NOVONIX’s stock price, or unrealized investment gain (losses), is recorded in the “Other income” line item of our consolidated statement of income, while changes due to foreign currency fluctuations are recorded in the “Foreign currency transaction (gains) losses” line item on our consolidated statement of income. At December 31, 2023 and 2022, the fair value of our investment in NOVONIX was $39 million and $78 million, respectively. The fair value of our investment in NOVONIX declined by $39 million and $442 million during the years ended December 31, 2023 and 2022, respectively, and increased by $370 million during the year ended December 31, 2021. The declines in fair value in 2023 and 2022 were primarily related to unrealized investment losses, while the increase in 2021 was primarily related to unrealized investment gains. See Note 18—Fair Value Measurements, for additional information regarding the recurring fair value measurement of our investment in NOVONIX.

Related Party Loans
We and our co-venturer have provided member loans to WRB. At December 31, 2023 and 2022, no member loans were outstanding.

Equity Affiliate Distributions
Total distributions received from affiliates were $1,396 million, $1,832 million, and $3,043 million for the years ended December 31, 2023, 2022 and 2021, respectively. In addition, at December 31, 2023, retained earnings included approximately $3.3 billion related to the undistributed earnings of affiliated companies.

Summarized Equity Affiliate Financial Information
Summarized 100% financial information for all affiliated companies accounted for under the equity method, on a combined basis, was:

	Millions of Dollars
	2023	2022	2021

Revenues	$42,078	60,981	49,339
Income before income taxes	5,350	7,616	6,346
Net income	5,160	7,414	6,125
Current assets	6,759	7,511	7,866
Noncurrent assets	46,241	46,527	56,040
Current liabilities	5,750	5,592	7,952
Noncurrent liabilities	10,980	11,412	16,906
Noncontrolling interests	2	2	3,003

Note 9—Properties, Plants and Equipment

Our investment in PP&E is recorded at cost. Investments in refining and processing facilities are generally depreciated on a straight-line basis over a 25-year life, pipeline assets over a 45-year life and terminal assets over a 35-year life. The company’s investment in PP&E, with the associated accumulated depreciation and amortization (Accum. D&A), at December 31 was:

	Millions of Dollars
	2023			2022
	Gross PP&E	Accum. D&A	Net PP&E	Gross PP&E	Accum. D&A	Net PP&E

Midstream	$26,124	4,382	21,742	25,422	3,524	21,898
Chemicals	—	—	—	—	—	—
Refining	25,421	13,103	12,318	24,200	12,523	11,677
Marketing and Specialties	1,997	1,166	831	1,800	1,058	742
Corporate and Other	1,650	829	821	1,568	722	846
	$55,192	19,480	35,712	52,990	17,827	35,163

See Note 3—DCP Midstream, LLC and DCP Midstream, LP Mergers, Note 4—Business Combinations and Note 18—Fair Value Measurements, for additional information on the DCP Midstream Merger, accounting treatment and the associated fair value measurements. See Note 11—Impairments, for information regarding PP&E impairments associated with our Alliance Refinery asset group. See Note 28—Segment Disclosures and Related Information, for information regarding the change in the composition of our operating segments.

Note 10—Goodwill and Intangibles

The carrying amount of goodwill by segment at December 31 was:

	Millions of Dollars
	Midstream	Marketing and Specialties	Total

Balance at December 31, 2021	$626	858	1,484
Goodwill assigned to acquisitions	—	2	2
Balance at December 31, 2022	626	860	1,486
Goodwill assigned to acquisitions	—	64	64
Balance at December 31, 2023	$626	924	1,550

In August 2023, we acquired a marketing business on the U.S. West Coast, in our M&S segment and recognized goodwill of $64 million associated with this acquisition. Refer to Note 4—Business Combinations for additional information.

Intangible Assets
The gross carrying value of indefinite-lived intangible assets at December 31 consisted of the following:

	Millions of Dollars
	2023	2022

Trade names and trademarks	$504	503
Refinery air and operating permits	196	200
	$700	703

The net book value of our amortized intangible assets was $220 million and $128 million at December 31, 2023 and 2022, respectively. For the years ended December 31, 2023, 2022 and 2021, amortization expense was $33 million, $27 million and $26 million, respectively, and is expected to be less than $35 million per year in future years.

In August 2023, we acquired a marketing business on the U.S. West Coast, in our M&S segment and recorded additions of $146 million in amortized intangible assets. Acquisitions of amortized intangible assets were not material in 2022.

Note 11—Impairments

	Millions of Dollars
	2023	2022	2021

Midstream	$3	1	209
Refining	10	13	1,288
Marketing and Specialties	3	—	1
Corporate and Other	8	46	—
Total impairments	$24	60	1,498

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

PP&E and Intangible Assets

Alliance Refinery
In the third quarter of 2021, we identified impairment indicators related to our Alliance Refinery as a result of damages sustained from Hurricane Ida and our reassessment of the role this refinery would play in our refining portfolio. Accordingly, we assessed the refinery asset group for impairment by performing an analysis that considered several usage scenarios, including selling or converting the asset group to an alternative use. Based on our analysis, we concluded that the carrying value of the asset group was not recoverable. As a result, we recorded a $1,298 million before-tax impairment to reduce the carrying value of net PP&E in this asset group to its fair value of approximately $200 million. $1,288 million of the impairment charge was recorded in our Refining segment and $10 million was recorded in our Midstream segment. In the fourth quarter of 2021, we shut down our Alliance Refinery.

These impairment charges are included within the “Impairments” line item on our consolidated income statement. See Note 18—Fair Value Measurements, for additional information on the determination of fair value use to record these impairments.

Note 12—Asset Retirement Obligations and Accrued Environmental Costs

Asset retirement obligations and accrued environmental costs at December 31 were:

	Millions of Dollars
	2023	2022

Asset retirement obligations	$537	565
Accrued environmental costs	446	434
Total asset retirement obligations and accrued environmental costs	983	999
Asset retirement obligations and accrued environmental costs due within one year*	(119)	(120)
Long-term asset retirement obligations and accrued environmental costs	$864	879
* Classified as a current liability on the consolidated balance sheet, under the caption “Other accruals.”

Asset Retirement Obligations
We have asset retirement obligations that we are required to perform under law or contract once an asset is permanently taken out of service. Our recognized asset retirement obligations primarily involve asbestos abatement at our refineries; decommissioning, removal or dismantlement of certain assets at refineries that have or will be shut down; decommissioning, removal or dismantlement of certain midstream pipelines and processing facilities; and dismantlement or removal of assets at certain leased international marketing sites. Most of our asset retirement obligations are not expected to be paid until many years in the future and are expected to be funded from general company resources at the time of removal.

During the years ended December 31, 2023 and 2022, our overall asset retirement obligation changed as follows:

	Millions of Dollars
	2023	2022

Balance at January 1	$565	395
Accretion of discount	25	15
New obligations	—	7
Acquisition of DCP Midstream Class A Segment, DCP Sand Hills and DCP Southern Hills	—	168
Changes in estimates of existing obligations	23	17
Spending on existing obligations	(58)	(32)
Asset dispositions	(23)	—
Foreign currency translation	5	(5)
Balance at December 31	$537	565

Accrued Environmental Costs
Of our total accrued environmental costs at December 31, 2023, $279 million was primarily related to cleanup at domestic refineries and underground storage tanks at U.S. service stations; $117 million was associated with nonoperator sites; and $50 million was related to sites at which we have been named a potentially responsible party under federal or state laws. A large portion of our expected environmental expenditures have been discounted as these obligations were acquired in various business combinations. Expected expenditures for acquired environmental obligations were discounted using a weighted-average discount rate of approximately 5%. At December 31, 2023, the accrued balance for acquired environmental liabilities was $243 million. The expected future undiscounted payments related to the portion of the accrued environmental costs that have been discounted are: $24 million in 2024, $18 million in 2025, $20 million in 2026, $17 million in 2027, $16 million in 2028, and $200 million in the aggregate for all years after 2028.

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

	2023		2022		2021
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Amounts Attributed to Phillips 66 Common Stockholders (millions):
Net Income Attributable to Phillips 66	$7,015	7,015	11,024	11,024	1,317	1,317
Income allocated to participating securities	(11)	—	(10)	—	(9)	(9)
Premium paid for the repurchase of noncontrolling interests	—	—	—	—	(2)	(2)
Net income available to common stockholders	$7,004	7,015	11,014	11,024	1,306	1,306

Weighted-average common shares outstanding (thousands):	448,381	450,136	469,436	471,497	437,886	440,028
Effect of share-based compensation	1,755	3,074	2,061	2,234	2,142	336
Weighted-average common shares outstanding—EPS	450,136	453,210	471,497	473,731	440,028	440,364

Earnings Per Share of Common Stock (dollars)	$15.56	15.48	23.36	23.27	2.97	2.97

Note 14—Debt

Short-term and long-term debt at December 31 was:

	Millions of Dollars
	December 31, 2023
	Phillips 66	Phillips 66 Company	Phillips 66 Partners	DCP LP	Total

0.900% Senior Notes due February 2024	$800	—	—	—	800
2.450% Senior Notes due December 2024	—	277	23	—	300
3.605% Senior Notes due February 2025	—	441	59	—	500
3.850% Senior Notes due April 2025	650	—	—	—	650
5.375% Senior Notes due July 2025	—	—	—	825	825
1.300% Senior Notes due February 2026	500	—	—	—	500
3.550% Senior Notes due October 2026	—	458	34	—	492
5.625% Senior Notes due July 2027	—	—	—	500	500
4.950% Senior Notes due December 2027	—	750	—	—	750
3.750% Senior Notes due March 2028	—	427	73	—	500
3.900% Senior Notes due March 2028	800	—	—	—	800
5.125% Senior Notes due May 2029	—	—	—	600	600
3.150% Senior Notes due December 2029	—	570	30	—	600
8.125% Senior Notes due August 2030	—	—	—	300	300
2.150% Senior Notes due December 2030	850	—	—	—	850
3.250% Senior Notes due February 2032	—	—	—	400	400
5.300% Senior Notes due June 2033	—	500	—	—	500
4.650% Senior Notes due November 2034	1,000	—	—	—	1,000
6.450% Senior Notes due November 2036	—	—	—	300	300
6.750% Senior Notes due September 2037	—	—	—	450	450
5.875% Senior Notes due May 2042	1,500	—	—	—	1,500
5.600% Senior Notes due April 2044	—	—	—	400	400
4.875% Senior Notes due November 2044	1,700	—	—	—	1,700
4.680% Senior Notes due February 2045	—	442	8	—	450
4.900% Senior Notes due October 2046	—	605	20	—	625
3.300% Senior Notes due March 2052	1,000	—	—	—	1,000
Securitization facility due August 2024	—	—	—	350	350
Floating Rate Term Loan due June 2026 at 6.456% at year-end 2023	—	1,250	—	—	1,250
Floating Rate Advance Term Loan due 2035 at 6.096% at year end 2023—related party	25	—	—	—	25
Floating Rate Advance Term Loan due 2038 at 6.490% at year-end 2023—related party	265	—	—	—	265
Revolving credit facility due 2027 at 6.512% at year-end 2023	—	—	—	25	25
Other	1	—	—	—	1
Debt at face value	9,091	5,720	247	4,150	19,208
Finance leases					305
Software obligations					13
Net unamortized discounts, debt issuance costs and acquisition fair value adjustments					(167)
Total debt					19,359
Short-term debt					(1,482)
Long-term debt					$17,877

	Millions of Dollars
	December 31, 2022
	Phillips 66	Phillips 66 Company	Phillips 66 Partners	DCP LP	Total

3.875% Senior Notes due March 2023	$—	—	—	500	500
0.900% Senior Notes due February 2024	800	—	—	—	800
2.450% Senior Notes due December 2024	—	277	23	—	300
3.605% Senior Notes due February 2025	—	441	59	—	500
3.850% Senior Notes due April 2025	650	—	—	—	650
5.375% Senior Notes due July 2025	—	—	—	825	825
1.300% Senior Notes due February 2026	500	—	—	—	500
3.550% Senior Notes due October 2026	—	458	34	—	492
5.625% Senior Notes due July 2027	—	—	—	500	500
3.750% Senior Notes due March 2028	—	427	73	—	500
3.900% Senior Notes due March 2028	800	—	—	—	800
5.125% Senior Notes due May 2029	—	—	—	600	600
3.150% Senior Notes due December 2029	—	570	30	—	600
8.125% Senior Notes due August 2030	—	—	—	300	300
2.150% Senior Notes due December 2030	850	—	—	—	850
3.250% Senior Notes due February 2032	—	—	—	400	400
4.650% Senior Notes due November 2034	1,000	—	—	—	1,000
6.450% Senior Notes due November 2036	—	—	—	300	300
6.750% Senior Notes due September 2037	—	—	—	450	450
5.875% Senior Notes due May 2042	1,500	—	—	—	1,500
5.850% Junior Subordinated Notes due May 2043	—	—	—	550	550
5.600% Senior Notes due April 2044	—	—	—	400	400
4.875% Senior Notes due November 2044	1,700	—	—	—	1,700
4.680% Senior Notes due February 2045	—	442	8	—	450
4.900% Senior Notes due October 2046	—	605	20	—	625
3.300% Senior Notes due March 2052	1,000	—	—	—	1,000
Securitization facility due August 2024	—	—	—	40	40
Floating Rate Advance Term Loan due December 2034 at 4.720% at year-end 2022—related party	25	—	—	—	25
Other	1	—	—	—	1
Debt at face value	8,826	3,220	247	4,865	17,158
Finance leases					257
Software obligations					20
Net unamortized discounts, debt issuance costs and acquisition fair value adjustments					(245)
Total debt					17,190
Short-term debt					(529)
Long-term debt					$16,661

Maturities of borrowings outstanding at December 31, 2023, inclusive of net unamortized discounts and debt issuance costs, for each of the years from 2024 through 2028 are $1,482 million, $1,999 million, $2,253 million, $1,276 million and $1,313 million, respectively.

2023 Activities

Debt Repayments
On May 19, 2023, DCP LP redeemed its 5.850% junior subordinated notes due May 2043 with an aggregate principal amount outstanding of $550 million. On the date of redemption, our carrying value of DCP LP’s junior subordinated notes was $497 million, which resulted in a $53 million before-tax loss. DCP LP’s junior subordinated notes were adjusted to fair value on August 17, 2022, in connection with the consolidation of DCP LP. See Note 18—Fair Value Measurements, for additional information regarding the fair value of DCP LP’s junior subordinated notes.

On March 15, 2023, DCP LP repaid its 3.875% senior unsecured notes due March 2023 with an aggregate principal amount of $500 million.

Debt Issuances
On March 29, 2023, Phillips 66 Company, a wholly owned subsidiary of Phillips 66, issued $1.25 billion aggregate principal amount of senior unsecured notes consisting of:

•$750 million aggregate principal amount of 4.950% Senior Notes due December 2027 (2027 Notes).
•$500 million aggregate principal amount of 5.300% Senior Notes due June 2033 (2033 Notes).

The 2027 Notes and 2033 Notes (collectively, the Notes) are fully and unconditionally guaranteed by Phillips 66. Interest on the 2027 Notes is payable semi-annually on June 1 and December 1 of each year and commenced on December 1, 2023. Interest on the 2033 Notes is payable semi-annually on June 30 and December 30 of each year and commenced on December 30, 2023.

Term Loan Agreement
On March 27, 2023, Phillips 66 Company, a wholly owned subsidiary of Phillips 66, entered into a $1.5 billion delayed draw term loan agreement guaranteed by Phillips 66 (the Term Loan Agreement). The Term Loan Agreement provides for a single borrowing during a 90-day period commencing on the closing date, which borrowing was contingent upon the completion of the DCP LP Merger. The Term Loan Agreement contains customary covenants similar to those contained in our revolving credit agreement, including a maximum consolidated net debt-to-capitalization ratio of 65% as of the last day of each fiscal quarter. The Term Loan Agreement has customary events of default, such as nonpayment of principal when due; nonpayment of interest, fees or other amounts after grace periods; and violation of covenants. We may at any time prepay outstanding borrowings under the Term Loan Agreement, in whole or in part, without premium or penalty. Outstanding borrowings under the Term Loan Agreement bear interest at either: (a) the adjusted term Secured Overnight Financing Rate (SOFR) in effect from time to time plus the applicable margin; or (b) the reference rate plus the applicable margin, as defined in the Term Loan Agreement. At December 31, 2023, $1.25 billion was borrowed under the Term Loan Agreement, which matures in June 2026.

Related Party Advance Term Loan Agreements
Borrowings under related party Advance Term Loan agreements with WRB increased from $25 million at December 31, 2022, to $290 million at December 31, 2023. Borrowings under these agreements are due in 2035 and 2038 and bear interest at a floating rate based on an adjusted term SOFR plus an applicable margin, payable on the last day of each month.

See Note 3—DCP Midstream, LLC and DCP Midstream, LP Mergers, for additional information regarding the DCP LP Merger.

2022 Activities

Debt Repayments
In December 2022, Phillips 66 repaid its 3.700% senior notes due April 2023 with an aggregate principal amount of $500 million.

In April 2022, upon maturity, Phillips 66 repaid its 4.300% senior notes with an aggregate principal amount of $1 billion and Phillips 66 Partners repaid its $450 million term loan.

DCP Midstream Class A Segment
As a result of the DCP Midstream Merger, we recorded the fair value of DCP Midstream Class A Segment’s debt to our consolidated balance sheet as of August 17, 2022. See Note 3—DCP Midstream, LLC and DCP Midstream, LP Mergers, Note 4—Business Combinations, and Note 18—Fair Value Measurements, for additional information regarding the DCP Midstream Merger and the associated fair value measurements. All of DCP Midstream Class A Segment’s debt is held by DCP LP. Interest on all of DCP LP’s senior notes and junior subordinated notes is paid on a semi-annual basis.

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

Subsequent Repayment

On February 15, 2024, upon maturity, Phillips 66 repaid its 0.900% senior notes due February 2024 with an aggregate principal amount of $800 million.

Credit Facilities and Commercial Paper

Phillips 66 and Phillips 66 Company
On June 23, 2022, we entered into a $5 billion revolving credit facility (the Facility) with Phillips 66 Company as the borrower and Phillips 66 as the guarantor and a scheduled maturity date of June 22, 2027. The Facility replaced our previous $5 billion revolving credit facility with Phillips 66 as the borrower and Phillips 66 Company as the guarantor. The Facility contains usual and customary covenants that are similar to the previous revolving credit facility, including a maximum consolidated net debt-to-capitalization ratio of 65% as of the last day of each fiscal quarter. We have the option to increase the overall capacity to $6 billion, subject to certain conditions. We also have the option to extend the scheduled maturity of the Facility for up to two additional one-year terms, subject to, among other things, the consent of the lenders holding the majority of the commitments and of each lender extending its commitment. Outstanding borrowings under the Facility bear interest at either (a) the adjusted term SOFR (as described in the Facility) in effect from time to time plus the applicable margin; or (b) the reference rate (as described in the Facility) plus the applicable margin. The Facility also provides for customary fees, including commitment fees. The pricing levels for the commitment fees and interest-rate margins are determined based on the ratings in effect for our senior unsecured long-term debt from time to time. We may at any time prepay outstanding borrowings, in whole or in part, without premium or penalty. At December 31, 2023 and 2022, no amount had been drawn under the Facility.

Phillips 66 also has a $5 billion uncommitted commercial paper program for short-term working capital needs that is supported by the Facility. Commercial paper maturities are contractually limited to 365 days. At December 31, 2023 and 2022, no borrowings were outstanding under the program.

Phillips 66 Partners
In connection with entering into the Facility, we terminated Phillips 66 Partners’ $750 million revolving credit facility.

DCP Midstream Class A Segment
DCP LP has a credit facility under its amended credit agreement (the Credit Agreement), with a borrowing capacity of up to $1.4 billion that matures on March 18, 2027. The Credit Agreement grants DCP LP the option to increase the revolving loan commitment by an aggregate principal amount of up to $500 million and to extend the term for up to two additional one-year periods, subject to requisite lender approval. Indebtedness under the Credit Agreement bears interest at either: (a) an adjusted SOFR (as described in the Credit Agreement) plus the applicable margin; or (b) the base rate (as described in the Credit Agreement) plus the applicable margin. The Credit Agreement also provides for customary fees, including commitment fees. The cost of borrowing under the Credit Agreement is determined by a ratings-based pricing grid based on DCP LP’s credit rating. At December 31, 2023, DCP LP had $25 million in borrowings outstanding under the Credit Agreement. At December 31, 2022, DCP LP had no borrowings outstanding under the Credit Agreement. At December 31, 2023, and December 31, 2022, respectively, $2 million and $10 million in letters of credit had been issued that are supported by the Credit Agreement.

DCP LP has an accounts receivable securitization facility (the Securitization Facility) that provides for up to $350 million of borrowing capacity through August 2024 at an adjusted SOFR and includes an uncommitted option to increase the total commitments under the Securitization Facility by up to an additional $400 million. Under the Securitization Facility, certain of DCP LP’s wholly owned subsidiaries sell or contribute receivables to another of DCP LP’s consolidated subsidiaries, DCP Receivables LLC, a bankruptcy-remote special purpose entity created for the sole purpose of the Securitization Facility. At December 31, 2023, and December 31, 2022, respectively, $350 million and $40 million of borrowings were outstanding under the Securitization Facility, which are secured by accounts receivable at DCP Receivables LLC.

After our consolidation of DCP Midstream Class A Segment on August 17, 2022, DCP LP repaid $470 million of borrowing under its accounts receivable securitization and revolving credit facilities that were outstanding on the acquisition date.

Total Committed Capacity Available
At December 31, 2023, and 2022, we had approximately $6.4 billion and $6.7 billion, respectively, of total committed capacity available under the credit facilities described above.

Note 15—Guarantees

At December 31, 2023, we were liable for certain contingent obligations under various contractual arrangements as described below. We recognize a liability for the fair value of our obligation as a guarantor for newly issued or modified guarantees. Unless the carrying amount of the liability is noted below, we have not recognized a liability either because the guarantees were issued prior to December 31, 2002, or because the fair value of the obligation is immaterial. In addition, unless otherwise stated, we are not currently performing with any significance under the guarantees and expect future performance to be either immaterial or have only a remote chance of occurrence.

Lease Residual Value Guarantees
Under the operating lease agreement for our headquarters facility in Houston, Texas, we have the option, at the end of the lease term in September 2025, to request to renew the lease, purchase the facility or assist the lessor in marketing it for resale. We have a residual value guarantee associated with the operating lease agreement with a maximum potential future exposure of $514 million at December 31, 2023. We also have residual value guarantees associated with railcar, airplane and truck leases with maximum potential future exposures totaling $168 million. These leases have remaining terms of one to ten years.

Guarantees of Joint Venture Obligations
In March 2019, Phillips 66 Partners and its co-venturers in Dakota Access provided a CECU in conjunction with a senior unsecured notes offering. See Note 8—Investments, Loans and Long-Term Receivables, for additional information regarding Dakota Access and the CECU.

At December 31, 2023, we also had other guarantees outstanding primarily for our portion of certain joint venture debt, which have remaining terms of up to two years. The maximum potential future exposures under these guarantees were approximately $214 million. Payment would be required if a joint venture defaults on its obligations.

Indemnifications
Over the years, we have entered into various agreements to sell ownership interests in certain corporations, joint ventures and assets that gave rise to indemnifications. Agreements associated with these sales include indemnifications for taxes, litigation, environmental liabilities, permits and licenses, employee claims, and real estate tenant defaults. The provisions of these indemnifications vary greatly. The majority of these indemnifications are related to environmental issues, which generally have indefinite terms and potentially unlimited exposure. At December 31, 2023 and 2022, the carrying amount of recorded indemnifications was $159 million and $137 million, respectively.

We amortize the indemnification liability over the relevant time period, if one exists, based on the facts and circumstances surrounding each type of indemnity. In cases where the indemnification term is indefinite, we will reverse the liability when we have information to support the reversal. Although it is reasonably possible future payments may exceed amounts recorded, due to the nature of the indemnifications, it is not possible to make a reasonable estimate of the maximum potential amount of future payments. At December 31, 2023 and 2022, environmental accruals for known contamination of $114 million and $108 million, respectively, were included in the carrying amount of the recorded indemnifications noted above. These environmental accruals were primarily included in the “Asset retirement obligations and accrued environmental costs” line item on our consolidated balance sheet. For additional information about environmental liabilities, see Note 12—Asset Retirement Obligations and Accrued Environmental Costs and Note 16—Contingencies and Commitments.

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

At December 31, 2023, we had performance obligations secured by letters of credit and bank guarantees of $1,124 million related to various purchase and other commitments incident to the ordinary conduct of business.

Long-Term Throughput Agreements and Take-or-Pay Agreements
We have certain throughput agreements and take-or-pay agreements in support of third-party financing arrangements. The agreements typically provide for crude oil transportation to be used in the ordinary course of our business. At December 31, 2023, the estimated aggregate future payments under these agreements were $319 million per year for each year from 2024 through 2028 and $692 million in aggregate for all years after 2028. For the years ended December 31, 2023, 2022 and 2021, total payments under these agreements were $319 million, $323 million and $327 million, respectively.

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

DCP Midstream Class A Segment
Through DCP LP’s operations, DCP Midstream Class A Segment is exposed to a variety of risks including but not limited to changes in the prices of commodities that DCP LP buys or sells. The information below includes DCP LP’s financial instruments from the effective date of the DCP Midstream Merger. See Note 3—DCP Midstream, LLC and DCP Midstream, LP Mergers, for additional information regarding the DCP Midstream Merger and the associated accounting treatment.

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

	Millions of Dollars
	December 31, 2023				December 31, 2022
	Commodity Derivatives		Effect of Collateral Netting	Net Carrying Value Presented on the Balance Sheet	Commodity Derivatives		Effect of Collateral Netting	Net Carrying Value Presented on the Balance Sheet
	Assets	Liabilities			Assets	Liabilities
Assets
Prepaid expenses and other current assets	$2,148	(2,005)	—	143	1,331	(1,110)	—	221
Other assets	19	(2)	—	17	46	(1)	—	45
Liabilities
Other accruals	1,034	(1,127)	18	(75)	471	(750)	90	(189)
Other liabilities and deferred credits	—	(14)	—	(14)	12	(35)	—	(23)
Total	$3,201	(3,148)	18	71	1,860	(1,896)	90	54

At December 31, 2023, there was $7 million of net collateral received that was not offset on our consolidated balance sheet. At December 31, 2022, there was $93 million of collateral paid that was not offset on our consolidated balance sheet.

The realized and unrealized gains (losses) incurred from commodity derivatives, and the line items where they appear on our consolidated statement of income, were:

	Millions of Dollars
	2023	2022	2021

Sales and other operating revenues	$137	(128)	(468)
Other income	99	79	34
Purchased crude oil and products	(269)	(348)	(313)
Net gain (loss) from commodity derivative activity	$(33)	(397)	(747)

The following table summarizes our material net exposures resulting from outstanding commodity derivative contracts. These financial and physical derivative contracts are primarily used to manage price exposure on our underlying operations. The underlying exposures may be from nonderivative positions such as inventory volumes. Financial derivative contracts may also offset physical derivative contracts, such as forward purchase and sales contracts. The percentage of our derivative contract volumes expiring within the next 12 months was more than 90% at December 31, 2023 and 2022.

	Open Position Long / (Short)
	2023	2022
Commodity
Crude oil, refined petroleum products, NGL and renewable feedstocks (millions of barrels)	(22)	(25)
Natural gas (billions of cubic feet)	(25)	(77)

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

The aggregate fair values of all derivative instruments with such credit-risk-related contingent features that were in a liability position were immaterial at December 31, 2023 and 2022.

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

The carrying values and fair values by hierarchy of our financial assets and liabilities, either carried or disclosed at fair value, including any effects of counterparty and collateral netting, were:

	Millions of Dollars
	December 31, 2023
	Fair Value Hierarchy			Total Fair Value of Gross Assets & Liabilities	Effect of Counterparty Netting	Effect of Collateral Netting	Difference in Carrying Value and Fair Value	Net Carrying Value Presented on the Balance Sheet
	Level 1	Level 2	Level 3
Commodity Derivative Assets
Exchange-cleared instruments	$3,075	54	—	3,129	(3,039)	—	—	90
OTC instruments	—	1	—	1	—	—	—	1
Physical forward contracts	—	70	1	71	(2)	—	—	69
Rabbi trust assets	155	—	—	155	N/A	N/A	—	155
Investment in NOVONIX	39	—	—	39	N/A	N/A	—	39
	$3,269	125	1	3,395	(3,041)	—	—	354

Commodity Derivative Liabilities
Exchange-cleared instruments	$3,057	41	—	3,098	(3,039)	(18)	—	41
Physical forward contracts	—	50	—	50	(2)	—	—	48
Floating-rate debt	—	1,915	—	1,915	N/A	N/A	—	1,915
Fixed-rate debt, excluding finance leases and software obligations	—	16,718	—	16,718	N/A	N/A	408	17,126
	$3,057	18,724	—	21,781	(3,041)	(18)	408	19,130

	Millions of Dollars
	December 31, 2022
	Fair Value Hierarchy			Total Fair Value of Gross Assets & Liabilities	Effect of Counterparty Netting	Effect of Collateral Netting	Difference in Carrying Value and Fair Value	Net Carrying Value Presented on the Balance Sheet
	Level 1	Level 2	Level 3
Commodity Derivative Assets
Exchange-cleared instruments	$1,615	130	3	1,748	(1,582)	—	—	166
OTC instruments	—	7	16	23	—	—	—	23
Physical forward contracts	—	86	3	89	(12)	—	—	77
Rabbi trust assets	126	—	—	126	N/A	N/A	—	126
Investment in NOVONIX	78	—	—	78	N/A	N/A	—	78
Other investments	42	1	—	43	N/A	N/A	—	43
	$1,861	224	22	2,107	(1,594)	—	—	513

Commodity Derivative Liabilities
Exchange-cleared instruments	$1,676	164	5	1,845	(1,582)	(90)	—	173
OTC instruments	—	9	—	9	—	—	—	9
Physical forward contracts	—	42	—	42	(12)	—	—	30
Floating-rate debt	—	65	—	65	N/A	N/A	—	65
Fixed-rate debt, excluding finance leases and software obligations	—	15,871	—	15,871	N/A	N/A	977	16,848
	$1,676	16,151	5	17,832	(1,594)	(90)	977	17,125

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

PP&E and Intangible Assets

Alliance Refinery
In the third quarter of 2021, we remeasured the carrying value of the net PP&E of our Alliance Refinery asset group to fair value. The fair value of PP&E was determined using a combination of the income, cost and sales comparison approaches. The income approach used a discounted cash flow model that required various observable and non-observable inputs, such as commodity prices, margins, operating rates, sales volumes, operating expenses, capital expenditures, terminal-year values and a risk-adjusted discount rate. The cost approach used assumptions for the current replacement costs of similar plant and equipment assets adjusted for estimated physical deterioration, functional obsolescence and economic obsolescence. The sales comparison approach used the value of similar properties recently sold or currently offered for sale. This valuation resulted in a Level 3 nonrecurring fair value measurement.

DCP Midstream Merger
On August 17, 2022, we and Enbridge agreed to merge DCP Midstream and Gray Oak Holdings with DCP Midstream as the surviving entity. As a result, we began consolidating the financial results of DCP Midstream Class A Segment, DCP Sand Hills and DCP Southern Hills, and accordingly, accounted for the business combination using the acquisition method of accounting, which required DCP Midstream Class A Segment’s, DCP Sand Hills’ and DCP Southern Hills’, assets and liabilities to be recorded at fair value as of the acquisition date on our consolidated balance sheet. See Note 4—Business Combinations, for additional information on the DCP Midstream Merger.

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

Noncontrolling Interests
As a result of our consolidation of DCP Midstream Class A Segment, the noncontrolling interests held in DCP Midstream Class A Segment were recorded at their fair values on the DCP Midstream Merger date. These noncontrolling interests on the DCP Midstream Merger date primarily included Enbridge’s indirect economic interest in DCP LP, the public holders of DCP LP’s common units and the public holders of DCP LP’s preferred units. The fair value of the noncontrolling interests in DCP LP’s common units was based on their unit market price as of the date of the DCP Midstream Merger, August 17, 2022. The fair value of the noncontrolling interests in DCP LP’s publicly traded preferred units was based on their respective market price as of the date of the DCP Midstream Merger, August 17, 2022. These valuations resulted in Level 1 nonrecurring fair value measurements. The fair value of the noncontrolling interests in DCP LP’s other preferred units was based on an income approach that used projected distributions that were discounted using an average implied yield of DCP LP’s publicly traded preferred units and expected redemption dates. This valuation resulted in a Level 2 nonrecurring fair value measurement.

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

Treasury Stock
On October 25, 2023, our Board of Directors approved a $5 billion increase to our share repurchase authorization. Since the inception of our share repurchase program in 2012, our Board of Directors has authorized an aggregate of $25 billion of repurchases of our outstanding common stock, and we have repurchased 213.8 million shares at an aggregate cost of $18 billion. In 2023, we repurchased 37.8 million shares at an aggregate cost of $4 billion. Our share repurchase authorizations do not expire. Any future share repurchases will be made at the discretion of management and will depend on various factors including our share price, results of operations, financial condition and cash required for future business plans. Shares of stock repurchased are held as treasury shares.

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

Common Stock Dividends
On February 7, 2024, our Board of Directors declared a quarterly cash dividend of $1.05 per common share, payable March 1, 2024, to holders of record at the close of business on February 20, 2024.

Noncontrolling Interests
At December 31, 2023, our noncontrolling interests primarily represented Enbridge’s indirect economic interest in DCP LP. On June 15, 2023, as part of the DCP LP Merger, we acquired all publicly held common units of DCP LP and eliminated the public common unit noncontrolling interest in our consolidated financial statements from the DCP LP Merger date, forward. During 2023, DCP LP also redeemed its Series B and Series C preferred units. See Note 29—DCP Midstream Class A Segment, for further information on the DCP LP Merger and preferred unit redemptions.

At December 31, 2022, our noncontrolling interests primarily represented Enbridge’s indirect economic interest in DCP LP, the public holders of DCP LP’s common units and the holders of DCP LP’s Series B and Series C preferred units. In December 2022, DCP LP redeemed its Series A preferred units. In March 2022, we completed a merger between us and Phillips 66 Partners, which resulted in the acquisition of all limited partnership interests in Phillips 66 Partners not already owned by us. See Note 29—DCP Midstream Class A Segment, for further information on the preferred unit redemption. See Note 30—Phillips 66 Partners LP, for further information on the merger with Phillips 66 Partners.

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

We discount lease obligations using our incremental borrowing rate. We separate costs for lease and service components for contracts involving marine vessels and consignment service stations. For these contracts, we allocate the consideration payable between the lease and service components using the relative standalone prices of each component. For contracts involving all other asset types, we account for the lease and service components on a combined basis. For short-term leases, which are leases that, at the commencement date, have a lease term of 12 months or less and do not include an option to purchase the underlying asset that is reasonably certain to be exercised, we do not recognize the right-of-use (ROU) asset and corresponding lease liability on our consolidated balance sheet.

The following table indicates the consolidated balance sheet line items that include the ROU assets and lease liabilities for our finance and operating leases at December 31:

	Millions of Dollars
	2023		2022
	Finance Leases	Operating Leases	Finance Leases	Operating Leases
Right-of-Use Assets
Net properties, plants and equipment	$298	—	259	—
Other assets	—	1,116	—	995
Total right-of-use assets	$298	1,116	259	995

Lease Liabilities
Short-term debt	$25	—	23	—
Other accruals	—	362	—	282
Long-term debt	280	—	234	—
Other liabilities and deferred credits	—	790	—	745
Total lease liabilities	$305	1,152	257	1,027

Future minimum lease payments at December 31, 2023, for finance and operating lease liabilities were:

	Millions of Dollars
	Finance Leases	Operating Leases

2024	$39	406
2025	32	295
2026	34	206
2027	28	127
2028	29	75
Remaining years	250	180
Future minimum lease payments	412	1,289
Amount representing interest or discounts	(107)	(137)
Total lease liabilities	$305	1,152

Our finance lease liabilities relate primarily to service station consignment agreements with a marketing joint venture and a crude oil terminal in the United Kingdom. The lease liability for the terminal finance lease is subject to foreign currency translation adjustments each reporting period.

Components of net lease cost for the years ended December 31, 2023, 2022 and 2021, were:

	Millions of Dollars
	2023	2022	2021
Finance lease cost
Amortization of right-of-use assets	$30	24	23
Interest on lease liabilities	9	9	9
Total finance lease cost	39	33	32
Operating lease cost	390	387	461
Short-term lease cost	76	63	104
Variable lease cost	55	19	3
Sublease income	(12)	(13)	(15)
Total net lease cost	$548	489	585

Cash paid for amounts included in the measurement of our lease liabilities for the years ended December 31, 2023, 2022 and 2021, was:

	Millions of Dollars
	2023	2022	2021
Operating cash outflows—finance leases	$15	11	9
Operating cash outflows—operating leases	390	392	438
Financing cash outflows—finance leases	19	32	21

During the years ended December 31, 2023, 2022 and 2021, we recorded noncash ROU assets and corresponding operating lease liabilities totaling $398 million, $269 million and $260 million, respectively, related to new and modified lease agreements.

At December 31, 2023 and 2022, the weighted-average remaining lease terms and discount rates for our lease liabilities were:

	2023	2022
Weighted-average remaining lease term—finance leases (years)	13.4	12.5
Weighted-average remaining lease term—operating leases (years)	4.9	5.8

Weighted-average discount rate—finance leases	3.9%	3.3
Weighted-average discount rate—operating leases	4.5%	3.8

Note 21—Pension and Postretirement Plans

The following table provides a reconciliation of the projected benefit obligations and plan assets for our pension plans and accumulated benefit obligations for our other postretirement benefit plans:

	Millions of Dollars
	Pension Benefits				Other Benefits
	2023		2022		2023	2022
	U.S.	Int’l.	U.S.	Int’l.
Change in Benefit Obligations
Benefit obligations at January 1	$2,209	675	3,033	1,409	156	197
Service cost	108	13	123	28	3	4
Interest cost	118	31	100	21	8	5
Plan participant contributions	—	2	—	2	7	6
Actuarial loss (gain)	58	30	(528)	(502)	2	(37)
Benefits paid	(233)	(33)	(519)	(44)	(26)	(19)
Settlements	—	—	—	(101)	—	—
Foreign currency exchange rate change	—	34	—	(138)	—	—
Benefit obligations at December 31	$2,260	752	2,209	675	150	156

Change in Fair Value of Plan Assets
Fair value of plan assets at January 1	$1,778	707	2,547	1,280	—	—
Actual return on plan assets	203	44	(375)	(329)	—	—
Company contributions	391	20	125	23	19	13
Plan participant contributions	—	2	—	2	7	6
Benefits paid	(233)	(33)	(519)	(44)	(26)	(19)
Settlements	—	—	—	(101)	—	—
Foreign currency exchange rate change	—	38	—	(124)	—	—
Fair value of plan assets at December 31	$2,139	778	1,778	707	—	—

Funded Status at December 31	$(121)	26	(431)	32	(150)	(156)

Amounts recognized in the consolidated balance sheet for our pension and other postretirement benefit plans at December 31 include:

	Millions of Dollars
	Pension Benefits				Other Benefits
	2023		2022		2023	2022
	U.S.	Int’l.	U.S.	Int’l.
Amounts Recognized in the Consolidated Balance Sheet
Noncurrent assets	$—	157	—	140	—	—
Current liabilities	(55)	—	(50)	—	(20)	(15)
Noncurrent liabilities	(66)	(131)	(381)	(108)	(130)	(141)
Total recognized	$(121)	26	(431)	32	(150)	(156)

Included in accumulated other comprehensive loss at December 31 were the following before-tax amounts that had not been recognized in net periodic benefit cost:

	Millions of Dollars
	Pension Benefits				Other Benefits
	2023		2022		2023	2022
	U.S.	Int’l.	U.S.	Int’l.

Unrecognized net actuarial loss (gain)	$111	2	159	(27)	(51)	(59)
Unrecognized prior service credit	—	—	—	—	—	—

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):

	Millions of Dollars
	Pension Benefits				Other Benefits
	2023		2022		2023	2022
	U.S.	Int’l.	U.S.	Int’l.
Sources of Change in Other Comprehensive Income
Net actuarial gain (loss) arising during the period	$20	(26)	18	136	(2)	37
Amortization of net actuarial loss (gain) and settlements	28	(3)	74	21	(6)	(2)
Amortization of prior service credit	—	—	—	(1)	—	(2)
Total recognized in other comprehensive income	$48	(29)	92	156	(8)	33

The accumulated benefit obligations for all U.S. and international pension plans were $2,101 million and $661 million, respectively, at December 31, 2023, and $2,055 million and $593 million, respectively, at December 31, 2022.

Information for U.S. and international pension plans with an accumulated benefit obligation in excess of plan assets at December 31 was:

	Millions of Dollars
	Pension Benefits
	2023		2022
	U.S.	Int’l.	U.S.	Int’l.

Accumulated benefit obligations	$101	136	2,055	114
Fair value of plan assets	—	13	1,778	13

Information for U.S. and international pension plans with a projected benefit obligation in excess of plan assets at December 31 was:

	Millions of Dollars
	Pension Benefits
	2023		2022
	U.S.	Int’l.	U.S.	Int’l.

Projected benefit obligations	$2,260	144	2,209	121
Fair value of plan assets	2,139	13	1,778	13

Components of net periodic benefit cost for all defined benefit plans are presented in the table below:

	Millions of Dollars
	Pension Benefits						Other Benefits
	2023		2022		2021		2023	2022	2021
	U.S.	Int’l.	U.S.	Int’l.	U.S.	Int’l.
Components of Net Periodic Benefit Cost
Service cost	$108	13	123	28	146	36	3	4	5
Interest cost	118	31	100	21	81	19	8	5	5
Expected return on plan assets	(126)	(43)	(135)	(56)	(160)	(59)	—	—	—
Amortization of prior service credit	—	—	—	(1)	—	(1)	—	(2)	(2)
Amortization of net actuarial loss (gain)	11	(3)	21	12	46	25	(6)	(2)	(1)
Settlements	17	—	53	9	55	—	—	—	—
Net periodic benefit cost (credit)*	$128	(2)	162	13	168	20	5	5	7
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

The following weighted-average assumptions were used to determine benefit obligations and net periodic benefit costs for years ended December 31:

	Pension Benefits				Other Benefits
	2023		2022		2023	2022
	U.S.	Int’l.	U.S.	Int’l.
Assumptions Used to Determine Benefit Obligations:
Discount rate	5.35%	4.36	5.70	4.64	5.45	5.70
Rate of compensation increase	4.30	3.34	4.30	3.32	—	—
Interest crediting rate on cash balance plan	3.98	—	3.88	—	—	—

Assumptions Used to Determine Net Periodic Benefit Cost:
Discount rate	5.70%	4.64	3.94	1.65	5.70	2.90
Expected return on plan assets	7.50	5.91	6.50	4.90	—	—
Rate of compensation increase	4.30	3.32	4.30	3.05	—	—
Interest crediting rate on cash balance plan	3.88	—	2.59	—	—	—

For both U.S. and international pension plans, the overall expected long-term rate of return is developed from the expected future return of each asset class, weighted by the expected allocation of pension assets to that asset class. We rely on a variety of independent market forecasts in developing the expected rate of return for each class of assets.

For the year ended December 31, 2023, actuarial losses resulted in increases in our U.S. and international pension benefit obligations of $58 million and $30 million, respectively. For the year ended December 31, 2022, actuarial gains resulted in decreases in our U.S. and international pension benefit obligations of $528 million and $502 million, respectively. The primary driver for the actuarial losses in 2023 was decreases in the discount rates. The primary driver for the actuarial gains in 2022 was increases in the discount rates.

For the year ended December 31, 2023, the weighted-average actual return on plan assets was 10%, which resulted in an increase in our U.S. and international plan assets of $203 million and $44 million, respectively. For the year ended December 31, 2022, the weighted-average actual return on plan assets was negative 20%, which resulted in a decrease in our U.S. and international plan assets of $375 million and $329 million, respectively. The primary driver of the return on plan assets in 2023 and 2022 was fluctuations in the equity and fixed income markets.

Our other postretirement benefit plans for health insurance are contributory. Effective December 31, 2012, we terminated the subsidy for retiree medical plans. Since January 1, 2013, eligible employees have been able to utilize notional amounts credited to an account during their period of service with the company to pay all, or a portion, of their cost to participate in postretirement health insurance. In general, employees hired after December 31, 2012, will not receive credits to an account, but will have unsubsidized access to health insurance through the plan. The cost of health insurance will be adjusted annually by the company’s actuary to reflect actual experience and expected health care cost trends. The measurement of the accumulated benefit obligation assumes a health care cost trend rate of 7% in 2024 that declines to 5% by 2031.

Plan Assets
The investment strategy for managing pension plan assets is to seek a reasonable rate of return relative to an appropriate level of risk and provide adequate liquidity for benefit payments and portfolio management. We follow a policy of diversifying pension plan assets across asset classes, investment managers, and individual holdings. As a result, our plan assets have no significant concentrations of credit risk. Asset classes that are considered appropriate include equities, fixed income, cash, real estate and infrastructure investments and insurance contracts. Plan fiduciaries may consider and add other asset classes to the investment program from time to time. The target allocations for plan assets are approximately 47% equity securities, 37% debt securities, 8% real estate investments and 8% in all other types of investments as of December 31, 2023. Generally, the investments in the plans are publicly traded, therefore minimizing the liquidity risk in the portfolio.

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

•Fair values of investments in common/collective trusts (CCT) and real estate and infrastructure investments, which include a CCT, limited partnerships, and other real estate funds, are valued at the net asset value (NAV) as a practical expedient. The NAV is based on the underlying net assets owned by the fund and the relative interest of each participating investor in the fair value of the underlying assets. These investments valued at NAV are not classified within the fair value hierarchy, but are presented in the fair value table to permit reconciliation of total plan assets to the amounts presented in the fair value table.

The fair values of our pension plan assets at December 31, by asset class, were:

	Millions of Dollars
	U.S.				International
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
2023
Equity securities	$295	—	—	295	—	—	—	—
Government debt securities	388	—	—	388	—	—	—	—
Corporate debt securities	—	101	—	101	—	—	—	—
Cash and cash equivalents	31	—	—	31	4	—	—	4
Insurance contracts	—	—	—	—	—	—	13	13
Total assets in the fair value hierarchy	714	101	—	815	4	—	13	17
Common/collective trusts measured at NAV				1,013				636
Real estate and infrastructure investments measured at NAV				311				125
Total	$714	101	—	2,139	4	—	13	778

	Millions of Dollars
	U.S.				International
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
2022
Equity securities	$239	—	—	239	—	—	—	—
Government debt securities	268	—	—	268	—	—	—	—
Corporate debt securities	—	89	—	89	—	—	—	—
Cash and cash equivalents	19	—	—	19	64	—	—	64
Insurance contracts	—	—	—	—	—	—	13	13
Total assets in the fair value hierarchy	526	89	—	615	64	—	13	77
Common/collective trusts measured at NAV				841				567
Real estate and infrastructure investments measured at NAV				322				63
Total	$526	89	—	1,778	64	—	13	707

Our funding policy for U.S. plans is to contribute at least the minimum required by the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code of 1986, as amended. Contributions to international plans are subject to local laws and tax regulations. Actual contribution amounts are dependent upon plan asset returns, changes in pension obligations, regulatory environments, and other economic factors. In 2024, we expect to contribute approximately $75 million to our U.S. pension plans and other postretirement benefit plans and $5 million to our international pension plans.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid to plan participants in the years indicated:

	Millions of Dollars
	Pension Benefits		Other Benefits
	U.S.	Int’l.

2024	$251	24	18
2025	207	27	17
2026	213	28	17
2027	217	30	16
2028	216	34	16
2029-2033	1,096	184	74

Defined Contribution Plans
Most U.S. employees are eligible to participate in the Phillips 66 Savings Plan (Savings Plan). Employees can contribute up to 75% of their eligible pay, subject to certain statutory limits, in the Savings Plan to a choice of investment funds. For the years ended December 31, 2023 and 2022, Phillips 66 provided a company match of participant contributions up to 8% of eligible pay, with an additional Success Share contribution ranging from 0% to 4% of eligible pay based on management discretion. For the year ended December 31, 2021, Phillips 66 provided a company match of participant contributions up to 6% of eligible pay, with an additional Success Share contribution ranging from 0% to 6% of eligible pay based on management discretion.

For the years ended December 31, 2023, 2022 and 2021, we recorded expense of $196 million, $210 million and $142 million, respectively, related to our contributions to the Savings Plan.

Note 22—Share-Based Compensation Plans

Share-based payment awards, including stock options, stock appreciation rights, stock awards (including restricted stock and RSU awards), cash awards, and performance awards, are granted to our employees, nonemployee directors and other plan participants by the Human Resources and Compensation Committee (HRCC) of our Board of Directors under the applicable Omnibus Stock and Performance Incentive Plan of Phillips 66. Prior to May 11, 2022, share-based payment awards were granted under the 2013 Omnibus Stock and Performance Incentive Plan of Phillips 66 (the 2013 P66 Omnibus Plan). On May 11, 2022, Phillips 66’s shareholders approved the 2022 Omnibus Stock and Performance Incentive Plan of Phillips 66 (the 2022 P66 Omnibus Plan), which replaced the 2013 P66 Omnibus Plan. No future awards will be made under the 2013 P66 Omnibus Plan. As of December 31, 2023, approximately 13 million shares of Phillips 66’s common stock remained available to be issued to settle share-based payment awards under the 2022 P66 Omnibus Plan.

Total share-based compensation expense recognized in income and the associated income tax benefit for the years ended December 31 were:

	Millions of Dollars
	2023	2022	2021

Restricted stock units	$130	101	100
Performance share units	139	68	23
Stock options	19	17	19
Other	9	24	2
Total share-based compensation expense	$297	210	144

Income tax benefit	$(87)	(55)	(33)

Restricted Stock Units
Generally, RSUs are granted annually under the provisions of the applicable Phillips 66 incentive plan, and vest either ratably over three years following the grant date or cliff vest at the end of three years for awards granted in 2023. For awards granted prior to 2023, RSUs cliff vest at the end of three years. The grant date fair value is equal to the average of the high and low market price of our stock on the grant date. The recipients receive a quarterly dividend equivalent cash payment until the RSU is settled by issuing one share of our common stock for each RSU at the end of the service period. RSUs granted to retirement-eligible employees are not subject to forfeiture ten months after the grant date for RSUs granted in 2023 and six months after the grant date for RSUs granted prior to 2023. Special RSUs are granted to attract or retain key personnel and the terms and conditions may vary by award.

The following table summarizes our RSU activity from January 1, 2023, to December 31, 2023:

			Millions of Dollars
	Stock Units	Weighted-Average Grant-Date Fair Value	Total Fair Value

Outstanding at January 1, 2023	3,266,475	$82.76
Granted	1,583,095	100.39
Forfeited	(92,090)	93.04
Issued	(1,225,397)	84.48	$126
Outstanding at December 31, 2023	3,532,083	$89.80

Not Vested at December 31, 2023	2,491,170	$90.40

At December 31, 2023, the remaining unrecognized compensation cost from unvested RSU awards was $92 million, which will be recognized over a weighted-average period of 18 months, the longest period being 35 months.

During 2022 and 2021, we granted RSUs with a weighted-average grant-date fair value of $88.16 and $75.91, respectively. During 2022 and 2021, we issued shares with an aggregate fair value of $102 million and $61 million, respectively, to settle RSUs.

Performance Share Units
Under the applicable Phillips 66 incentive plan, senior management is annually awarded restricted performance share units (PSUs) with three-year performance periods. These awards vest when the HRCC approves the three-year performance results, which represents the grant date. Retirement-eligible employees may retain a prorated share of the award if they retire prior to the grant date. PSUs are classified as liability awards and compensation expense is recognized over the three-year performance periods.

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

The following table summarizes our PSU activity from January 1, 2023, to December 31, 2023:

			Millions of Dollars
	Performance Share Units	Weighted-Average Grant-Date Fair Value	Total Fair Value

Outstanding at January 1, 2023	703,169	$38.54
Granted	347,668	102.66
Forfeited	(243)	63.64
Issued	(168,665)	41.56	$13
Cash settled	(347,668)	102.66	36
Outstanding at December 31, 2023	534,261	$37.57

Not Vested at December 31, 2023	—	$—

At December 31, 2023, there was no remaining unrecognized compensation cost from unvested PSU awards.

During 2022 and 2021, we granted PSUs with a weighted-average grant-date fair value of $71.82 and $68.18, respectively. During 2022 and 2021, we issued shares with an aggregate fair value of $9 million and $12 million, respectively, to settle PSUs. During 2022 and 2021, we cash settled PSUs with an aggregate fair value of $18 million and $27 million, respectively.

Stock Options
Stock options granted under the provisions of the applicable Phillips 66 incentive plan and earlier plans permit purchases of our common stock at exercise prices equivalent to the average of the high and low market price of our stock on the date the options were granted. The options have terms of 10 years and vest ratably over three years following the grant date, with one-third of the options becoming exercisable each year on the grant date anniversary. Options granted to retirement-eligible employees are not subject to forfeiture ten months after the grant date for options granted in 2023 and six months after the grant date for options granted prior to 2023.

The following table summarizes our stock option activity from January 1, 2023, to December 31, 2023:

				Millions of Dollars
	Options	Weighted-Average Exercise Price	Weighted-Average Grant-Date Fair Value	Aggregate Intrinsic Value

Outstanding at January 1, 2023	5,842,915	$84.97
Granted	792,000	100.32	$27.45
Forfeited	(33,372)	97.41
Exercised	(1,483,629)	82.84		$52
Outstanding at December 31, 2023	5,117,914	$87.89

Vested at December 31, 2023	4,604,847	$87.35		$212

Exercisable at December 31, 2023	3,198,901	$86.59		$149

The weighted-average remaining contractual terms of vested options and exercisable options at December 31, 2023, were 6.37 years and 5.6 years, respectively. During 2023, we received $123 million in cash and realized an income tax benefit of $12 million from the exercise of options. At December 31, 2023, the remaining unrecognized compensation expense from unvested options was $6 million, which will be recognized over a weighted-average period of 21 months, the longest period being 30 months.

During 2022 and 2021, we granted options with a weighted-average grant-date fair value of $17.02 and $12.06, respectively. During 2022 and 2021, employees exercised options with an aggregate intrinsic value of $42 million and $24 million, respectively.

The following table provides the significant assumptions used to calculate the grant-date fair values of options granted over the years shown below, as calculated using the Black-Scholes-Merton option-pricing model:

	2023	2022	2021

Risk-free interest rate	3.84%	1.97	0.93
Dividend yield	3.80%	5.10	5.30
Volatility factor	35.19%	33.67	32.11
Expected life (years)	6.78	6.61	6.76

We calculate the volatility factor using historical Phillips 66 end-of-week closing stock prices. We periodically calculate the average period of time elapsed between grant dates and exercise dates of past grants to estimate the expected life of new option grants.

Other
As a result of the DCP Midstream Merger, we began consolidating DCP Midstream Class A Segment starting on August 18, 2022. DCP Midstream Class A Segment had a Long-Term Incentive Plan under which phantom units, performance units and distribution equivalent rights were awarded to key employees. On June 15, 2023, DCP Midstream Class A Segment’s share-based payment awards were converted to Phillips 66 share-based payment awards and are included in the share-based payment award tables above. Share-based compensation expense recognized for DCP Midstream Class A Segment’s share-based payment awards totaled $23 million for the period from August 18, 2022, through December 31, 2022, and $6 million for the period from January 1, 2023, through June 14, 2023.

See Note 3—DCP Midstream, LLC and DCP Midstream, LP Mergers and Note 4—Business Combinations for additional information regarding the merger and associated accounting treatment.

Note 23—Income Taxes

Components of income tax expense (benefit) were:

	Millions of Dollars
	2023	2022	2021
Income Tax Expense (Benefit)
Federal
Current	$661	1,263	363
Deferred	830	1,171	(85)
Foreign
Current	394	492	50
Deferred	(23)	(109)	(39)
State and local
Current	335	173	5
Deferred	33	258	(148)
	$2,230	3,248	146

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (IRA) that includes, among other provisions, changes to the U.S. corporate income tax system, including a 15% minimum tax based on adjusted financial statement income as defined in the IRA, which was effective after December 31, 2022. We do not owe corporate alternative minimum tax in 2023 as the regular U.S. tax liability exceeds the corporate alternative minimum tax. The IRA also included provisions that allow a company to purchase transferable tax credits. In 2023, we executed agreements to purchase eligible tax credits for a total of $262 million. In 2023, we paid $196 million to our counterparties and the remainder will be paid in 2024. These tax credits were used to offset estimated tax payments in 2023.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. Major components of deferred tax liabilities and assets at December 31 were:

	Millions of Dollars
	2023	2022
Deferred Tax Liabilities
Properties, plants and equipment, and intangibles	$3,320	3,309
Investment in joint ventures	1,979	1,854
Investment in subsidiaries	2,628	1,974
Other	268	238
Total deferred tax liabilities	8,195	7,375

Deferred Tax Assets
Benefit plan accruals	362	307
Loss and credit carryforwards	151	113
Asset retirement obligations and accrued environmental costs	127	137
Other financial accruals and deferrals	68	51
Inventory	34	62
Other	274	220
Total deferred tax assets	1,016	890
Less: valuation allowance	121	97
Net deferred tax assets	895	793
Net deferred tax liabilities	$7,300	6,582

At December 31, 2023, the loss and credit carryforward deferred tax assets were primarily related to a foreign tax credit carryforward in the United States of $113 million; a state tax net operating loss carryforward of $30 million; and capital loss and net operating loss carryforwards in the United Kingdom of $8 million. State net operating loss carryforwards begin to expire in 2040. Foreign tax credit carryforwards, which have a full valuation allowance against them, begin to expire in 2029. The other loss and credit carryforwards, all of which relate to foreign operations, and have a full valuation allowance against them, have indefinite lives.

Valuation allowances have been established to reduce deferred tax assets to an amount that will, more likely than not, be realized. During the year ended December 31, 2023, our total valuation allowance balance increased by $24 million. Based on our historical taxable income, expectations for the future and available tax planning strategies, management expects the remaining net deferred tax assets will be realized as offsets to reversing deferred tax liabilities and the tax consequences of future taxable income.

Earnings of our foreign subsidiaries and foreign joint ventures after December 31, 2017, are generally not subject to incremental income taxes in the United States or withholding taxes in foreign countries upon repatriation. As such, we only assert that the earnings of one of our foreign subsidiaries are indefinitely reinvested. At December 31, 2023 and 2022, the unrecorded deferred tax liability related to the undistributed earnings of this foreign subsidiary was not material.

A deferred income tax liability has not been recognized on the excess of the book basis over the tax basis of an investment in a controlled foreign subsidiary that is essentially permanent in duration. Recognition of a deferred tax liability will only be required if it becomes apparent that this subsidiary will be sold or liquidated in the foreseeable future. At December 31, 2023, the temporary difference resulting from the investment book basis exceeding the tax basis was $1,430 million. Determination of the unrecognized deferred income tax liability related to this temporary difference is not practicable given the variables involved in performing such a calculation.

We file tax returns in the U.S. federal jurisdiction and in many foreign and state jurisdictions. Unrecognized tax benefits reflect the difference between positions taken on income tax returns and the amounts recognized in the financial statements. The following table is a reconciliation of the changes in our unrecognized income tax benefits balance:

	Millions of Dollars
	2023	2022	2021

Balance at January 1	$54	54	56
Additions for tax positions of current year	—	1	—
Additions for tax positions of prior years	66	2	—
Reductions for tax positions of prior years	(4)	(3)	(2)
Balance at December 31	$116	54	54

Included in the balance of unrecognized income tax benefits at December 31, 2023, 2022 and 2021, were $100 million, $37 million and $35 million, respectively, which, if recognized, would affect our effective income tax rate. With respect to various unrecognized income tax benefits and the related accrued liabilities, we expect $28 million to be recognized or paid within the next twelve months.

At December 31, 2023, 2022 and 2021, accrued liabilities for interest and penalties, net of accrued income taxes, totaled $8 million, $7 million and $6 million, respectively. These accruals decreased our results for each of the years ended December 31, 2023, 2022 and 2021 by $1 million, $3 million and $3 million, respectively.

Audits in significant jurisdictions are generally complete as follows: United Kingdom (2021), Germany (2017) and United States (2013). Certain issues remain in dispute for audited years, and unrecognized income tax benefits for years still subject to or currently undergoing an audit are subject to change. As a consequence, the balance in unrecognized income tax benefits can be expected to fluctuate from period to period. Although it is reasonably possible such changes could be significant when compared with our total unrecognized income tax benefits, the amount of change is not estimable.

The amounts of U.S. and foreign income before income taxes, with a reconciliation of income tax at the federal statutory rate to the recorded income tax expense (benefit), were:

	Millions of Dollars			Percentage of Income (Loss) Before Income Taxes
	2023	2022	2021	2023	2022	2021
Income before income taxes
United States	$7,887	12,628	1,737	83.3%	86.3	99.8
Foreign	1,582	2,011	3	16.7	13.7	0.2
	$9,469	14,639	1,740	100.0%	100.0	100.0

Federal statutory income tax	$1,989	3,074	365	21.0%	21.0	21.0
State income tax, net of federal income tax benefit	290	341	(65)	3.1	2.3	(3.7)
Noncontrolling interests	(51)	(74)	(57)	(0.5)	(0.5)	(3.3)
Non-taxable equity earnings	(42)	(33)	(53)	(0.4)	(0.2)	(3.0)
Tax law changes	—	(25)	(26)	—	(0.2)	(1.5)
Other*	44	(35)	(18)	0.4	(0.2)	(1.1)
	$2,230	3,248	146	23.6	22.2	8.4
* Other includes individually immaterial items but is primarily attributable to foreign operations and change in valuation allowance.

For the year ended December 31, 2021, state income tax, net of federal income tax benefit, includes a $58 million benefit, primarily to reflect the impact of updated apportionment factors.

For the years ended December 31, 2023 and 2022, income tax benefits of $113 million and $323 million, respectively, are reflected in “Capital in Excess of Par” on the consolidated statement of changes in equity. There is no income tax reflected in “Capital in Excess of Par” for the year ended December 31, 2021.

Note 24—Accumulated Other Comprehensive Loss

Changes in the balances of each component of accumulated other comprehensive loss were as follows:

	Millions of Dollars
	Defined Benefit Plans	Foreign Currency Translation	Hedging	Accumulated Other Comprehensive Loss

December 31, 2020	$(809)	25	(5)	(789)
Other comprehensive income (loss) before reclassifications	318	(70)	2	250
Amounts reclassified from accumulated other comprehensive loss
Defined benefit plans*
Amortization of net actuarial loss, prior service credit and settlements	93	—	—	93
Foreign currency translation	—	—	—	—
Hedging	—	—	1	1
Net current period other comprehensive income (loss)	411	(70)	3	344
December 31, 2021	(398)	(45)	(2)	(445)
Other comprehensive income (loss) before reclassifications	204	(291)	—	(87)
Amounts reclassified from accumulated other comprehensive loss
Defined benefit plans*
Amortization of net actuarial loss, prior service credit and settlements	72	—	—	72
Foreign currency translation	—	—	—	—
Hedging	—	—	—	—
Net current period other comprehensive income (loss)	276	(291)	—	(15)
December 31, 2022	(122)	(336)	(2)	(460)
Other comprehensive income (loss) before reclassifications	(12)	179	(3)	164
Amounts reclassified from accumulated other comprehensive loss
Defined benefit plans*
Amortization of net actuarial loss and settlements	14	—	—	14
Foreign currency translation	—	—	—	—
Hedging	—	—	—	—
Net current period other comprehensive income (loss)	2	179	(3)	178
December 31, 2023	$(120)	(157)	(5)	(282)
* Included in the computation of net periodic benefit cost. See Note 21—Pension and Postretirement Plans, for additional information.

Note 25—Cash Flow Information

Supplemental Cash Flow Information

	Millions of Dollars
	2023	2022	2021
Cash Payments (Receipts)
Interest	$816	572	549
Income taxes*	1,397	2,071	(1,065)
* 2023 includes $196 million of cash paid to counterparties to purchase IRA eligible tax credits. 2021 reflects a net cash refund position. Cash payments for income taxes were $110 million in 2021.

Note 26—Other Financial Information

	Millions of Dollars
	2023	2022	2021
Interest and Debt Expense
Incurred
Debt	$842	611	567
Other	86	41	41
	928	652	608
Capitalized	(31)	(33)	(27)
Expensed	$897	619	581

Other Income
Interest income	$269	82	11
Unrealized investment gain (loss)—NOVONIX	(38)	(433)	365
Gain related to merger of businesses	—	3,013	—
Other, net*	128	75	78
	$359	2,737	454
* Includes derivatives-related activities. See Note 17—Derivatives and Financial Instruments, for additional information.

Research and Development Expenses	$27	42	47

Advertising Expenses	$54	56	52

Foreign Currency Transaction (Gains) Losses
Midstream	$1	9	(5)
Chemicals	—	—	—
Refining	19	(7)	4
Marketing and Specialties	4	(10)	—
Corporate and Other	(2)	(1)	2
	$22	(9)	1

Note 27—Related Party Transactions
Significant transactions with related parties were:

	Millions of Dollars
	2023	2022	2021

Operating revenues and other income (a)(d)	$4,623	6,111	3,759
Purchases (b)(d)	17,208	21,244	14,645
Operating expenses and selling, general and administrative expenses (c)	295	281	284

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

(d)As a result of the DCP Midstream Merger, we began consolidating DCP Midstream Class A Segment, DCP Sand Hills and DCP Southern Hills. As such, transactions with these parties after August 17, 2022, are not presented in the table above.

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

3)Refining—Refines crude oil and other feedstocks into petroleum products, such as gasoline, distillates and aviation fuels, as well as renewable fuels. This segment includes 12 refineries in the United States and Europe.

4)Marketing and Specialties—Purchases for resale and markets refined petroleum products and renewable fuels, mainly in the United States and Europe. In addition, this segment includes the manufacturing and marketing of base oils and lubricants.

Corporate and Other includes general corporate overhead, interest income, interest expense, our investment in research of new technologies and various other corporate activities. Corporate assets include all cash, cash equivalents and income tax-related assets. Corporate and Other also includes restructuring costs related to our business transformation. See Note 31—Restructuring, for additional information regarding restructuring costs.

Intersegment sales are at prices that we believe approximate market.

Analysis of Results by Operating Segment

	Millions of Dollars
	2023	2022	2021
Sales and Other Operating Revenues*
Midstream
Total sales	$18,605	19,121	11,714
Intersegment eliminations	(2,825)	(2,932)	(2,901)
Total Midstream	15,780	16,189	8,813
Chemicals	—	—	3
Refining
Total sales	96,011	112,725	75,096
Intersegment eliminations	(59,846)	(71,127)	(46,122)
Total Refining	36,165	41,598	28,974
Marketing and Specialties
Total sales	98,769	115,622	75,583
Intersegment eliminations	(3,351)	(3,453)	(1,929)
Total Marketing and Specialties	95,418	112,169	73,654
Corporate and Other	36	34	32
Consolidated sales and other operating revenues	$147,399	169,990	111,476
* See Note 5—Sales and Other Operating Revenues, for further details on our disaggregated sales and other operating revenues.

Equity in Earnings (Losses) of Affiliates
Midstream	$649	916	877
Chemicals	586	842	1,832
Refining	439	747	(184)
Marketing and Specialties	343	463	379
Corporate and Other	—	—	—
Consolidated equity in earnings of affiliates	$2,017	2,968	2,904

Depreciation, Amortization and Impairments*
Midstream	$926	569	634
Chemicals	—	—	—
Refining	849	879	2,272
Marketing and Specialties	124	110	114
Corporate and Other	102	131	83
Consolidated depreciation, amortization and impairments	$2,001	1,689	3,103
* See Note 11—Impairments, for further details on impairments by segment.

	Millions of Dollars
	2023	2022	2021
Interest Income and Expense
Interest income
Corporate and Other	$269	82	11

Interest and debt expense
Corporate and Other	$897	619	581

Income (Loss) Before Income Taxes
Midstream	$2,774	4,734	1,500
Chemicals	600	856	1,844
Refining	5,266	7,816	(2,353)
Marketing and Specialties	2,135	2,402	1,723
Corporate and Other	(1,306)	(1,169)	(974)
Consolidated income before income taxes	$9,469	14,639	1,740

Investments In and Advances To Affiliates
Midstream	$3,766	4,271	3,978
Chemicals	7,341	6,785	6,369
Refining	2,802	2,484	2,340
Marketing and Specialties	825	883	750
Corporate and Other	2	2	2
Consolidated investments in and advances to affiliates	$14,736	14,425	13,439

Total Assets
Midstream	$29,107	30,273	15,546
Chemicals	7,357	6,785	6,453
Refining	22,432	21,581	20,338
Marketing and Specialties	11,411	9,939	8,505
Corporate and Other	5,194	7,864	4,752
Consolidated total assets	$75,501	76,442	55,594

	Millions of Dollars
	2023	2022	2021
Capital Expenditures and Investments
Midstream	$625	1,043	733
Chemicals	—	—	—
Refining	1,339	928	784
Marketing and Specialties	364	89	202
Corporate and Other	90	134	141
Consolidated capital expenditures and investments	$2,418	2,194	1,860

Geographic Information

Long-lived assets, defined as net PP&E plus investments and long-term receivables, by geographic location at December 31 were:

	Millions of Dollars
	2023	2022	2021

United States	$49,124	48,286	34,882
United Kingdom	1,406	1,349	1,323
Germany	394	391	605
Other countries	90	87	96
Worldwide consolidated	$51,014	50,113	36,906

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

As a result of the DCP Midstream Merger, we began consolidating DCP Midstream Class A Segment from the merger date forward, and we reflected the interests held by DCP LP’s public common and preferred unitholders’ and Enbridge’s indirect economic interest in DCP LP at the time of the merger as noncontrolling interests in our consolidated financial statements. On June 15, 2023, as part of the DCP LP Merger, we acquired all publicly held common units of DCP LP and eliminated the public common unit noncontrolling interest in our consolidated financial statements from the DCP LP Merger date, forward. The DCP LP Merger increased our aggregate direct and indirect economic interest in DCP LP from 43.3% to 86.8%. See below and Note 3—DCP Midstream, LLC and DCP Midstream, LP Mergers, for additional information about the DCP Midstream and DCP LP Mergers, as well as information on preferred unit redemptions that also decreased the “Noncontrolling interests” balance on our consolidated balance sheet since December 31, 2022.

The most significant assets of DCP Midstream Class A Segment that are available to settle only its obligations, along with its most significant liabilities for which its creditors do not have recourse to Phillips 66’s general credit, were:

	Millions of Dollars
	December 31, 2023	December 31, 2022
Accounts receivable, trade*	$601	988
Net properties, plants and equipment	9,319	9,297
Investments in unconsolidated affiliates**	1,901	2,161
Accounts payable	815	1,239
Short-term debt	357	504
Long-term debt	3,759	4,248
* Included in the “Accounts and notes receivable” line item on the Phillips 66 consolidated balance sheet.
** Included in the “Investments and long-term receivables” line item on the Phillips 66 consolidated balance sheet.

DCP LP Merger
On June 15, 2023, we completed the acquisition of approximately 91 million publicly held common units of DCP LP pursuant to the terms of the DCP LP Merger Agreement. The DCP LP Merger Agreement was entered into with DCP LP, its subsidiaries and its general partner entities, pursuant to which one of our wholly owned subsidiaries merged with and into DCP LP, with DCP LP surviving as a Delaware limited partnership. Under the terms of the DCP LP Merger Agreement, at the effective time of the DCP LP Merger, each publicly held common unit representing a limited partner interest in DCP LP (other than the common units owned by DCP Midstream and its subsidiaries) issued and outstanding as of immediately prior to the effective time was converted into the right to receive $41.75 per common unit in cash. We paid $3,796 million in cash consideration to common unitholders, funded with a combination of available cash and proceeds from the offering of the Notes and borrowings under the Term Loan Agreement. See Note 11—Debt, for additional information.

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

Preferred Units
On October 16, 2023, DCP LP redeemed its Series C preferred units at the aggregated liquidation preference of $110 million, which approximated the book value of the preferred units. In June 2023, DCP LP redeemed its Series B preferred units at the aggregated liquidation preference of $161 million, which approximated the book value of the preferred units. In December 2022, DCP LP redeemed its Series A preferred units with an aggregate liquidation preference of $500 million, which approximated the book value of the preferred units.

Trading and Reporting Status
DCP LP’s common units, Series B preferred units and Series C preferred units have been delisted and deregistered from the New York Stock Exchange. In addition, DCP LP has suspended its reporting obligations to the Securities and Exchange Commission under Sections 13 and 15(d) of the Exchange Act.

Distributions
For the years ended December 31, 2023, and 2022, DCP LP made cash distributions of $125 million and $51 million, respectively, to common unitholders other than Phillips 66 and its subsidiaries, and $15 million and $27 million, respectively, to preferred unitholders.

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

Note 31—Restructuring

In April 2022, we announced that we are progressing a multi-year business transformation focused on enterprise-wide opportunities to improve our cost structure. For the years ended December 31, 2023, and 2022, we recorded restructuring costs totaling $177 million and $160 million, respectively, primarily related to consulting fees and severance costs. Restructuring costs for the year ended December 31, 2022, also included an impairment related to assets held for sale. These costs are primarily recorded in the “Selling, general and administrative expenses” and “Impairments” line items on our consolidated statement of income and are reported in our Corporate segment.

In addition, for the years ended December 31, 2023 and 2022, we recorded restructuring costs of $38 million and $18 million, respectively, associated with the integration of DCP Midstream Class A Segment primarily related to severance and contract exit costs. These costs are primarily recorded in the “Selling, general and administrative expenses” line item on our consolidated statement of income and are reported in our Midstream segment.

Note 32—New Accounting Standards

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740) – Improvements to Income Tax Disclosures,” which enhances the transparency, effectiveness, and comparability of income tax disclosures by requiring consistent categories and greater disaggregation of information related to income tax rate reconciliations and the jurisdictions in which income taxes are paid. This ASU is effective for annual periods beginning after December 15, 2024, with early adoption permitted. We are evaluating the provisions of ASU 2023-09 and the impact on our financial statement disclosures.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” This ASU improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We are evaluating the provisions of ASU 2023-07 and the impact on our segment reporting disclosures.

In March 2023, the FASB issued ASU 2023-01, “Leases (Topic 842): Common Control Arrangements.” This ASU provides additional requirements for lessees that are a party to a lease between entities under common control in which there are leasehold improvements. This ASU is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. Effective January 1, 2024, we adopted ASU 2023-01. At the time of adoption, there was no impact on our consolidated financial statements from this ASU.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. As of December 31, 2023, with the participation of management, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer carried out an evaluation, pursuant to Rule 13a-15(b) of the Act, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of December 31, 2023.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, in the quarterly period ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

This report is included in Item 8 and is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

This report is included in Item 8 and is incorporated herein by reference.

Item 9B. OTHER INFORMATION

During the quarter ended December 31, 2023, no director or Section 16 officer adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408(a) of Regulation S-K).

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our executive officers appears in Part I of this report.

We have adopted a Code of Ethics for the Principal Executive Officer and Senior Financial Officers (the “Code of Ethics”) that applies to our Principal Executive Officer, Chief Financial Officer and Controller. The Code of Ethics is posted on our website located at http://www.phillips66.com (within the Corporate Governance section) and is available in print upon request. We intend to disclose future amendments to the Code of Ethics, and any waivers of the Code of Ethics, on our website.

The remaining information required by Item 10 of Part III is incorporated herein by reference from our Definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders to be held on May 15, 2024, which will be filed within 120 days after December 31, 2023 (2024 Definitive Proxy Statement).*

Item 11. EXECUTIVE COMPENSATION

The information required by Item 11 of Part III is incorporated herein by reference from our 2024 Definitive Proxy Statement.*

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Part III is incorporated herein by reference from our 2024 Definitive Proxy Statement.*

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 of Part III is incorporated herein by reference from our 2024 Definitive Proxy Statement.*

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 of Part III is incorporated herein by reference from our 2024 Definitive Proxy Statement.*

_________________________
* Except for information or data specifically incorporated herein by reference under Items 10 through 14, other information and data appearing in our 2024 Definitive Proxy Statement are not deemed to be a part of this Annual Report on Form 10-K or deemed to be filed with the Commission as a part of this report.

PART IV

Item 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a)	1.
Financial Statements and Supplementary Data
The financial statements and supplementary information listed in the Index to Financial Statements, which appears on page 83, are filed as part of this Annual Report on Form 10-K.

	2.
Financial Statement Schedules
All financial statement schedules are omitted because they are not required, not significant, not applicable, or the information is shown in the financial statements or notes thereto.

	3.	Exhibits The exhibits listed in the Index to Exhibits, which appears on pages 164 to 170, are filed as part of this Annual Report on Form 10-K.

Item 16. FORM 10-K SUMMARY

None.

PHILLIPS 66

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.

2.1	Separation and Distribution Agreement between ConocoPhillips and Phillips 66, dated April 26, 2012.	8-K	2.1	05/01/2012	001-35349

2.2	Agreement and Plan of Merger, dated as of October 26, 2021, by and among Phillips 66, Phillips 66 Company, Phillips 66 Project Development Inc., Phoenix Sub LLC, Phillips 66 Partners LP, and Phillips 66 Partners GP LLC.	8-K	2.1	10/27/2021	001-35349

2.3	Agreement and Plan of Merger, dated January 5, 2023, by and among Phillips 66, Phillips 66 Project Development Inc., Dynamo Merger Sub LLC, DCP Midstream, LP, DCP Midstream GP, LP and DCP Midstream GP, LLC.	8-K	2.1	01/06/2023	001-35349

3.1	Amended and Restated Certificate of Incorporation of Phillips 66.	8-K	3.1	05/01/2012	001-35349

3.2	Amended and Restated By-Laws of Phillips 66.	8-K	3.1	12/09/2022	001-35349

4.1	Description of Phillips 66’s Securities.	10-K	4.1	02/21/2020	001-35349

4.2	Indenture, dated as of March 12, 2012, among Phillips 66, as issuer, Phillips 66 Company, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee, in respect of senior debt securities of Phillips 66.	10-12B/A	4.3	04/05/2012	001-35349

4.3	Form of the terms of 5.875% Senior Notes due 2042.	10-12B/A	4.4	04/05/2012	001-35349

4.4	Form of the terms of 4.650% Senior Notes due November 2034.	8-K	4.2	11/17/2014	001-35349

4.5	Form of the terms of 4.875% Senior Notes due November 2044.	8-K	4.2	11/17/2014	001-35349

4.6	Form of the terms of 3.900% Senior Notes due March 2028.	8-K	4.3	03/01/2018	001-35349

4.7	Indenture, dated as of April 9, 2020, among Phillips 66, as issuer, Phillips 66 Company, as guarantor, and U.S. Bank National Association, as trustee, in respect of senior debt securities of Phillips 66.	8-K	4.1	04/09/2020	001-35349

4.8	Form of the terms of 3.850% Senior Notes due 2025.	8-K	4.3	04/09/2020	001-35349

4.9	Form of the terms of 2.150% Senior Notes due 2030.	8-K	4.3	06/10/2020	001-35349

4.10	Form of the terms of 0.900% Senior Notes due 2024.	8-K	4.3	11/18/2020	001-35349

4.11	Form of the terms of 1.300% Senior Notes due 2026.	8-K	4.4	11/18/2020	001-35349

4.12	Form of the terms of 3.300% Senior Notes due 2052.	8-K	4.2	11/15/2021	001-35349

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.

4.13	Indenture, dated as of May 5, 2022, among Phillips 66 Company, as issuer, Phillips 66, as guarantor, and U.S. Bank Trust Company, National Association, as trustee, in respect of senior debt securities of Phillips 66 Company.	8-K	4.1	05/05/2022	001-35349

4.14	Form of the terms of the 2024 Notes, including the form of the 2024 Note.	8-K	4.2	05/05/2022	001-35349

4.15	Form of the terms of the 2025 Notes, including the form of the 2025 Note.	8-K	4.3	05/05/2022	001-35349

4.16	Form of the terms of the 2026 Notes, including the form of the 2026 Note.	8-K	4.4	05/05/2022	001-35349

4.17	Form of the terms of the 2028 Notes, including the form of the 2028 Note.	8-K	4.5	05/05/2022	001-35349

4.18	Form of the terms of the 2029 Notes, including the form of the 2029 Note.	8-K	4.6	05/05/2022	001-35349

4.19	Form of the terms of the 2045 Notes, including the form of the 2045 Note.	8-K	4.7	05/05/2022	001-35349

4.20	Form of the terms of the 2046 Notes, including the form of the 2046 Note.	8-K	4.8	05/05/2022	001-35349

4.21	Form of the terms of the 2027 Notes, including the form of the 2027 Note.	8-K	4.2	03/29/2023	001-35349

4.22	Form of the terms of the 2033 Notes, including the form of the 2033 Note.	8-K	4.3	03/29/2023	001-35349

4.23	Registration Rights Agreement, dated as of May 5, 2022, among Phillips 66 Company, as issuer, Phillips 66, as guarantor, and Barclays Capital Inc., J.P. Morgan Securities LLC and RBC Capital Markets, LLC, as dealer managers.	8-K	4.9	05/05/2022	001-35349

4.24	Indenture dated as of September 30, 2010 for the issuance of debt securities between DCP Midstream Operating, LP, as issuer, any Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee.	8-K	4.1	09/30/2010	001-32678

4.25	Third Supplemental Indenture dated as of June 14, 2012 to Indenture dated as of September 30, 2010 between DCP Midstream Operating, LP, as issuer, DCP Midstream Partners, LP, as guarantor, and the Bank of New York Mellon Trust Company, N.A., as trustee.	8-K	4.1	06/14/2012	001-32678

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.

4.26	Fifth Supplemental Indenture dated as of March 14, 2013 to Indenture dated as of September 30, 2010 between DCP Midstream Operating, LP, as issuer, DCP Midstream Partners, LP, as guarantor, and the Bank of New York Mellon Trust Company, N.A., as trustee.	8-K	4.3	03/14/2013	001-32678

4.27	Sixth Supplemental Indenture dated as of March 13, 2014 to Indenture dated as of September 30, 2010 between DCP Midstream Operating, LP, as issuer, DCP Midstream Partners, LP, as guarantor, and the Bank of New York Mellon Trust Company, N.A., as trustee.	8-K	4.3	03/14/2014	001-32678

4.28	Seventh Supplemental Indenture dated as of July 17, 2018 to Indenture dated as of September 30, 2010 between DCP Midstream Operating, LP, as issuer, DCP Midstream, LP, as guarantor, and the Bank of New York Mellon Trust Company, N.A., as trustee.	8-K	4.3	07/17/2018	001-32678

4.29	Eighth Supplemental Indenture dated as of May 10, 2019 to Indenture dated as of September 30, 2010 between DCP Midstream Operating, LP, as issuer, DCP Midstream, LP, as guarantor, and the Bank of New York Mellon Trust Company, N.A., as trustee.	8-K	4.3	05/10/2019	001-32678

4.30	Ninth Supplemental Indenture dated as of June 24, 2020 to Indenture dated as of September 30, 2010 between DCP Midstream Operating, LP, as issuer, DCP Midstream, LP, as guarantor, and the Bank of New York Mellon Trust Company, N.A., as trustee.	8-K	4.3	06/24/2020	001-32678

4.31	Tenth Supplemental Indenture dated as of November 19, 2021 to Indenture dated as of September 20, 2010 between DCP Midstream Operating, LP, as issuer, DCP Midstream, LP, as guarantor, and the Bank of New York Mellon Trust Company, N.A., as trustee.	8-K	4.3	11/19/2021	001-32678

4.32	Indenture, dated as of August 16, 2000, by and between Duke Energy Field Services, LLC and The Chase Manhattan Bank.	8-K	4.1	01/06/2017	001-32678

4.33	First Supplemental Indenture, dated August 16, 2000, by and between Duke Energy Field Services, LLC and The Chase Manhattan Bank.	8-K	4.1	08/16/2000	000-31095

4.34	Fifth Supplemental Indenture, dated as of October 27, 2006, by and between Duke Energy Field Services, LLC and The Bank of New York (as successor to JPMorgan Chase Bank, N.A., formerly known as The Chase Manhattan Bank).	8-K	4.3	01/06/2017	001-32678

4.35	Sixth Supplemental Indenture, dated September 17, 2007, by and between DCP Midstream, LLC (formerly known as Duke Energy Field Services, LLC) and The Bank of New York (as successor to JPMorgan Chase Bank, N.A., formerly known as The Chase Manhattan Bank).	8-K	4.4	01/06/2017	001-32678

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.

4.36	Eleventh Supplemental Indenture, dated January 1, 2017, by and between DCP Midstream Operating, LP, DCP Midstream, LLC and The Bank of New York Mellon Trust Company, N.A. (as successor to The Bank of New York Mellon, as successor to JPMorgan Chase Bank, N.A., formerly known as The Chase Manhattan Bank).	8-K	4.8	01/06/2017	001-32678

4.37	Twelfth Supplemental Indenture, dated January 1, 2017, by and among DCP Midstream Operating, LP (as successor to DCP Midstream, LLC (formerly known as Duke Energy Field Services, LLC)), DCP Midstream Partners, LP and The Bank of New York Mellon Trust Company, N.A. (as successor to The Bank of New York Mellon, as successor to JPMorgan Chase Bank, N.A., formerly known as The Chase Manhattan Bank).	8-K	4.9	01/06/2017	001-32678

4.38	Indenture, dated as of May 21, 2013, by and between DCP Midstream Operating, LP (as issuer and successor to DCP Midstream, LLC) and the Bank of New York Mellon Trust Company, N.A.	8-K	4.10	01/06/2017	001-32678

4.39	First Supplemental Indenture, dated May 21, 2013, by and between DCP Midstream, LLC and the Bank of New York Mellon Trust Company, N.A.	8-K	4.11	01/06/2017	001-32678

4.40	Second Supplemental Indenture, dated January 1, 2017, by and between DCP Midstream Operating, LP, DCP Midstream, LLC and The Bank of New York Mellon Trust Company, N.A.	8-K	4.12	01/06/2017	001-32678

10.1	Credit Agreement dated as of June 23, 2022, among Phillips 66 Company, Phillips 66, as guarantor, the lenders party thereto, and Mizuho Bank, Ltd., as administrative agent.	8-K	10.1	06/24/2022	001-35349

10.2	Term Loan Credit Agreement dated as of March 27, 2023, among Phillips 66 Company, Phillips 66, as guarantor, the lenders party thereto, and Mizuho Bank, Ltd., as administrative agent.	8-K	10.1	03/29/2023	001-35349

10.3	Third Amended and Restated Limited Liability Company Agreement of Chevron Phillips Chemical Company LLC, effective as of May 1, 2012.	10-Q	10.14	08/03/2012	001-35349

10.4	First Amendment to Third Amended and Restated Limited Liability Company Agreement of Chevron Phillips Chemical Company LLC, effective as of December 31, 2017.	10-K	10.6	02/23/2018	001-35349

10.5	Second Amendment to Third Amended and Restated Limited Liability Company Agreement of Chevron Phillips Chemical Company LLC, effective as of June 1, 2018.	10-Q	10.1	07/27/2018	001-35349

10.6	Third Amendment to the Third Amended and Restated Limited Liability Company Agreement of Chevron Phillips Chemical Company LLC.	10-Q	10.1	04/30/2021	001-35349

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.

10.7	Indemnification and Release Agreement between ConocoPhillips and Phillips 66, dated April 26, 2012.	8-K	10.1	05/01/2012	001-35349

10.8	Intellectual Property Assignment and License Agreement between ConocoPhillips and Phillips 66, dated April 26, 2012.	8-K	10.2	05/01/2012	001-35349

10.9	Employee Matters Agreement between ConocoPhillips and Phillips 66, dated April 26, 2012.	8-K	10.4	05/01/2012	001-35349

10.10	Amendment to the Employee Matters Agreement by and between ConocoPhillips and Phillips 66, dated April 26, 2012.	10-Q	10.1	05/02/2013	001-35349

10.11	Transition Services Agreement between ConocoPhillips and Phillips 66, dated April 26, 2012.	8-K	10.5	05/01/2012	001-35349

10.12	2013 Omnibus Stock and Performance Incentive Plan of Phillips 66.**	DEF14A	App. A	03/27/2013	001-35349

10.13	2022 Omnibus Stock and Performance Incentive Plan of Phillips 66.**	DEF14A	App. A	03/31/2022	001-35349

10.14	Phillips 66 Key Employee Supplemental Retirement Plan.**	10-Q	10.15	08/03/2012	001-35349

10.15	First Amendment to the Phillips 66 Key Employee Supplemental Retirement Plan.**	10-K	10.18	02/22/2013	001-35349

10.16	Phillips 66 Amended and Restated Executive Severance Plan.**	10-Q	10.1	07/29/2016	001-35349

10.17	Phillips 66 Deferred Compensation Plan for Non-Employee Directors.**	10-Q	10.17	08/03/2012	001-35349

10.18	Phillips 66 Key Employee Deferred Compensation Plan-Title I.**	10-Q	10.18	08/03/2012	001-35349

10.19	Phillips 66 Key Employee Deferred Compensation Plan-Title II.**	10-Q	10.19	08/03/2012	001-35349

10.20	First Amendment to the Phillips 66 Key Employee Deferred Compensation Plan Title II.**	10-K	10.24	02/22/2013	001-35349

10.21	Phillips 66 Defined Contribution Make-Up Plan Title I.**	10-Q	10.20	08/03/2012	001-35349

10.22	Phillips 66 Defined Contribution Make-Up Plan Title II.**	10-K	10.26	02/22/2013	001-35349

10.23	First Amendment to the Phillips 66 Defined Contribution Make-Up Plan Title II.**	10-Q	10.1	04/30/2019	001-35349

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.

10.24	Phillips 66 Key Employee Change in Control Severance Plan.**	10-K	10.27	02/22/2013	001-35349

10.25	First Amendment to Phillips 66 Key Employee Change in Control Severance Plan, Effective October 2, 2015.**	8-K	10.1	11/08/2013	001-35349

10.26	Annex to the Phillips 66 Nonqualified Deferred Compensation Arrangements.**	10-Q	10.23	08/03/2012	001-35349

10.27	Form of Stock Option Award Agreement under the 2013 Omnibus Stock and Performance Incentive Plan of Phillips 66.**	10-K	10.31	02/21/2020	001-35349

10.28	Form of Restricted Stock or Restricted Stock Unit Award Agreement under the 2013 Omnibus Stock and Performance Incentive Plan of Phillips 66.**	10-K	10.32	02/21/2020	001-35349

10.29	Form of Performance Share Unit Award Agreement under the 2013 Omnibus Stock and Performance Incentive Plan of Phillips 66.**	10-K	10.33	02/21/2020	001-35349

10.30	Form of Stock Option Award Agreement under the 2022 Omnibus Stock and Performance Incentive Plan of Phillips 66.**	10-Q	10.2	05/04/2023	001-35349

10.31	Form of Restricted Stock or Restricted Stock Unit Award Agreement under the 2022 Omnibus Stock and Performance Incentive Plan of Phillips 66.**	10-Q	10.3	05/04/2023	001-35349

10.32	Form of Performance Share Unit Award Agreement under the 2022 Omnibus Stock and Performance Incentive Plan of Phillips 66.**	10-Q	10.4	05/04/2023	001-35349

10.33	Letter Agreement with Vanessa L. Allen Sutherland, dated October 9, 2021.**	10-Q	10.5	05/04/2023	001-35349

10.34	Fifth Amendment to Receivables Financing Agreement, dated July 29, 2022, among DCP Receivables LLC, as borrower, DCP Midstream, LP, as initial servicer, the lenders, LC participants and group agents that are parties thereto from time to time, PNC Bank, National Association, as Administrative Agent and LC Bank, and PNC Capital Markets LLC, as Structuring Agent.	10-Q	10.1	11/03/2022	001-32678

10.35*	Phillips 66 Key Employee Supplemental Retirement Plan Amendment and Restatement.**

10.36*	Phillips 66 Defined Contribution Make-Up Plan (Title II) Amendment and Restatement.**

10.37*	Second Amendment to the Phillips 66 Key Employee Deferred Compensation Plan Title II.**

10.38*	The DCP Executive Nonqualified Excess Plan Plan Document.**

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.

21*	List of Subsidiaries of Phillips 66.

22*	List of Guarantor Subsidiaries.

23.1*	Consent of Ernst & Young LLP, independent registered public accounting firm.

23.2*	Consent of Deloitte & Touche LLP, independent registered public accounting firm.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32***	Certifications pursuant to 18 U.S.C. Section 1350.

97*	Phillips 66 Clawback Policy.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Schema Document.

101.CAL*	Inline XBRL Calculation Linkbase Document.

101.LAB*	Inline XBRL Labels Linkbase Document.

101.PRE*	Inline XBRL Presentation Linkbase Document.

101.DEF*	Inline XBRL Definition Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.
** Management contracts and compensatory plans or arrangements.
*** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHILLIPS 66

Date:	February 21, 2024	/s/ Mark E. Lashier
Mark E. Lashier President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, as of February 21, 2024, by the following persons on behalf of the registrant and in the capacities indicated.

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