Form 10-Q
period 2024-03-31
Phillips 66
filed 2024-04-29
CIK 1534701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	001-35349

Phillips 66
(Exact name of registrant as specified in its charter)

Delaware	45-3779385
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The registrant had 423,952,135 shares of common stock, $0.01 par value, outstanding as of March 31, 2024.

PHILLIPS 66

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Consolidated Statement of Income	Phillips 66

	Millions of Dollars
	Three Months Ended March 31
	2024	2023
Revenues and Other Income
Sales and other operating revenues	$35,811	34,396
Equity in earnings of affiliates	528	611
Net gain on dispositions	—	34
Other income	97	48
Total Revenues and Other Income	36,436	35,089

Costs and Expenses
Purchased crude oil and products	32,386	29,341
Operating expenses	1,452	1,578
Selling, general and administrative expenses	557	605
Depreciation and amortization	504	476
Impairments	165	8
Taxes other than income taxes	165	207
Accretion on discounted liabilities	9	6
Interest and debt expense	227	192
Foreign currency transaction losses	7	25
Total Costs and Expenses	35,472	32,438
Income before income taxes	964	2,651
Income tax expense	203	574
Net Income	761	2,077
Less: net income attributable to noncontrolling interests	13	116
Net Income Attributable to Phillips 66	$748	1,961

Net Income Attributable to Phillips 66 Per Share of Common Stock (dollars)
Basic	$1.74	4.21
Diluted	1.73	4.20

Weighted-Average Common Shares Outstanding (thousands)
Basic	428,959	464,810
Diluted	431,906	467,034
See Notes to Consolidated Financial Statements.

Consolidated Statement of Comprehensive Income	Phillips 66

	Millions of Dollars
	Three Months Ended March 31
	2024	2023

Net Income	$761	2,077
Other comprehensive income (loss)
Defined benefit plans
Amortization of net actuarial loss and settlements	2	10
Plans sponsored by equity affiliates	1	3
Income taxes on defined benefit plans	(1)	(3)
Defined benefit plans, net of income taxes	2	10
Foreign currency translation adjustments	(34)	76
Income taxes on foreign currency translation adjustments	2	1
Foreign currency translation adjustments, net of income taxes	(32)	77
Other Comprehensive Income (Loss), Net of Income Taxes	(30)	87
Comprehensive Income	731	2,164
Less: comprehensive income attributable to noncontrolling interests	13	116
Comprehensive Income Attributable to Phillips 66	$718	2,048
See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet	Phillips 66

	Millions of Dollars
	March 31 2024	December 31 2023
Assets
Cash and cash equivalents	$1,570	3,323
Accounts and notes receivable (net of allowances of $75 million in 2024 and $71 million in 2023)	10,078	10,483
Accounts and notes receivable—related parties	1,454	1,247
Inventories	6,286	3,750
Prepaid expenses and other current assets	1,316	1,138
Total Current Assets	20,704	19,941
Investments and long-term receivables	15,592	15,302
Net properties, plants and equipment	35,549	35,712
Goodwill	1,553	1,550
Intangibles	911	920
Other assets	2,090	2,076
Total Assets	$76,399	75,501

Liabilities
Accounts payable	$11,745	10,332
Accounts payable—related parties	729	569
Short-term debt	2,325	1,482
Accrued income and other taxes	1,087	1,200
Employee benefit obligations	459	863
Other accruals	1,322	1,410
Total Current Liabilities	17,667	15,856
Long-term debt	17,829	17,877
Asset retirement obligations and accrued environmental costs	919	864
Deferred income taxes	7,368	7,424
Employee benefit obligations	613	630
Other liabilities and deferred credits	1,210	1,200
Total Liabilities	45,606	43,851

Equity
Common stock (2,500,000,000 shares authorized at $0.01 par value) Issued (2024—656,284,691 shares; 2023—654,842,101 shares)
Par value	7	7
Capital in excess of par	19,674	19,650
Treasury stock (at cost: 2024—232,332,556 shares; 2023—224,377,439 shares)	(20,489)	(19,342)
Retained earnings	30,846	30,550
Accumulated other comprehensive loss	(312)	(282)
Total Stockholders’ Equity	29,726	30,583
Noncontrolling interests	1,067	1,067
Total Equity	30,793	31,650
Total Liabilities and Equity	$76,399	75,501
See Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows	Phillips 66

	Millions of Dollars
	Three Months Ended March 31
	2024	2023
Cash Flows From Operating Activities
Net income	$761	2,077
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	504	476
Impairments	165	8
Accretion on discounted liabilities	9	6
Deferred income taxes	(55)	146
Undistributed equity earnings	(180)	(242)
Loss on early redemption of debt	2	—
Net gain on dispositions	—	(34)
Unrealized investment (gain) loss	(6)	11
Other	11	14
Working capital adjustments
Accounts and notes receivable	199	1,663
Inventories	(2,555)	(2,003)
Prepaid expenses and other current assets	(179)	469
Accounts payable	1,678	(739)
Taxes and other accruals	(590)	(653)
Net Cash Provided by (Used in) Operating Activities	(236)	1,199

Cash Flows From Investing Activities
Capital expenditures and investments	(628)	(378)
Return of investments in equity affiliates	41	60
Proceeds from asset dispositions	2	77
Other	(80)	(24)
Net Cash Used in Investing Activities	(665)	(265)

Cash Flows From Financing Activities
Issuance of debt	3,815	2,488
Repayment of debt	(3,013)	(1,223)
Issuance of common stock	50	10
Repurchase of common stock	(1,164)	(800)
Dividends paid on common stock	(448)	(486)
Distributions to noncontrolling interests	(13)	(58)
Other	(73)	(48)
Net Cash Used in Financing Activities	(846)	(117)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(6)	15

Net Change in Cash and Cash Equivalents	(1,753)	832
Cash and cash equivalents at beginning of period	3,323	6,133
Cash and Cash Equivalents at End of Period	$1,570	6,965
See Notes to Consolidated Financial Statements.

Consolidated Statement of Changes in Equity	Phillips 66

	Millions of Dollars
	Three Months Ended March 31
	Attributable to Phillips 66
	Common Stock
	Par Value	Capital in Excess of Par	Treasury Stock	Retained Earnings	Accum. Other Comprehensive Loss	Noncontrolling Interests	Total

December 31, 2023	$7	19,650	(19,342)	30,550	(282)	1,067	31,650
Net income	—	—	—	748	—	13	761
Other comprehensive loss	—	—	—	—	(30)	—	(30)
Dividends paid on common stock ($1.05 per share)	—	—	—	(448)	—	—	(448)
Repurchase of common stock	—	—	(1,147)	—	—	—	(1,147)
Distributions to noncontrolling interests	—	—	—	—	—	(13)	(13)
Benefit plan activity	—	24	—	(4)	—	—	20
March 31, 2024	$7	19,674	(20,489)	30,846	(312)	1,067	30,793

December 31, 2022	$7	19,791	(15,276)	25,432	(460)	4,612	34,106
Net income	—	—	—	1,961	—	116	2,077
Other comprehensive income	—	—	—	—	87	—	87
Dividends paid on common stock ($1.05 per share)	—	—	—	(486)	—	—	(486)
Repurchase of common stock	—	—	(807)	—	—	—	(807)
Distributions to noncontrolling interests	—	—	—	—	—	(58)	(58)
Benefit plan activity	—	4	—	(4)	—	(3)	(3)
March 31, 2023	$7	19,795	(16,083)	26,903	(373)	4,667	34,916

	Shares
	Three Months Ended March 31
	Common Stock Issued	Treasury Stock

December 31, 2023	654,842,101	224,377,439
Repurchase of common stock	—	7,955,117
Shares issued—share-based compensation	1,442,590	—
March 31, 2024	656,284,691	232,332,556

December 31, 2022	652,373,645	186,529,667
Repurchase of common stock	—	7,874,201
Shares issued—share-based compensation	892,539	—
March 31, 2023	653,266,184	194,403,868
See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements	Phillips 66

Note 1—Interim Financial Information

The unaudited interim financial information presented in the financial statements included in this report is prepared in accordance with generally accepted accounting principles in the United States (GAAP) and includes all known accruals and adjustments necessary, in the opinion of management, for a fair presentation of the consolidated financial position of Phillips 66 and its results of operations and cash flows for the periods presented. Unless otherwise specified, all such adjustments are of a normal and recurring nature. Certain notes and other information have been condensed or omitted from the interim financial statements included in this report. Therefore, these interim financial statements should be read in conjunction with the consolidated financial statements and notes included in our 2023 Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2024, are not necessarily indicative of the results expected for the full year.

Note 2—DCP Midstream, LP Merger (DCP LP Merger)

On June 15, 2023, we completed the acquisition of all publicly held common units of DCP Midstream, LP (DCP LP) pursuant to the terms of the Agreement and Plan of Merger, dated as of January 5, 2023 (DCP LP Merger Agreement). The DCP LP Merger Agreement was entered into with DCP LP, its subsidiaries and its general partner entities, pursuant to which one of our wholly owned subsidiaries merged with and into DCP LP, with DCP LP surviving as a Delaware limited partnership. Under the terms of the DCP LP Merger Agreement, at the effective time of the DCP LP Merger, each publicly held common unit representing a limited partner interest in DCP LP (other than the common units owned by DCP Midstream and its subsidiaries) issued and outstanding as of immediately prior to the effective time was converted into the right to receive $41.75 per common unit in cash. We accounted for the DCP LP Merger as an equity transaction. The DCP LP Merger increased our aggregate direct and indirect economic interest in DCP LP from 43.3% to 86.8% and our aggregate direct and indirect economic interests in DCP Sand Hills Pipeline, LLC (DCP Sand Hills) and DCP Southern Hills Pipeline, LLC (DCP Southern Hills) increased from 62.2% to 91.2%.

See Note 20—DCP Midstream Class A Segment, for additional information regarding the equity transaction.

Note 3—Business Combination

On August 1, 2023, our Marketing and Specialties (M&S) segment acquired a marketing business on the U.S. West Coast for total consideration of $272 million. These operations were acquired to support the placement of renewable diesel produced by our Rodeo facility, now referred to as the Rodeo Renewable Energy Complex. At March 31, 2024, we provisionally recorded $146 million of amortizable intangible assets, primarily customer relationships; $82 million of properties, plants and equipment (PP&E), including finance lease right of use assets; $40 million of net working capital; $67 million of goodwill; and $63 million of finance lease liabilities for this acquisition. The fair values of the assets acquired and liabilities assumed are preliminary and subject to change until we finalize our accounting for this acquisition. We will complete a final determination of the fair values of assets acquired and liabilities assumed within the one-year measurement period from the date of the acquisition.

Note 4—Sales and Other Operating Revenues

Disaggregated Revenues
The following tables present our disaggregated sales and other operating revenues:

	Millions of Dollars
	Three Months Ended March 31
	2024	2023
Product Line and Services
Refined petroleum products	$25,739	24,718
Crude oil resales	5,578	4,565
Natural gas liquids (NGL) and natural gas	3,334	4,421
Services and other*	1,160	692
Consolidated sales and other operating revenues	$35,811	34,396

Geographic Location**
United States	$28,377	27,065
United Kingdom	3,890	3,930
Germany	1,303	1,306
Other countries	2,241	2,095
Consolidated sales and other operating revenues	$35,811	34,396
* Includes derivatives-related activities. See Note 13—Derivatives and Financial Instruments, for additional information.
** Sales and other operating revenues are attributable to countries based on the location of the operations generating the revenues.

Contract-Related Assets and Liabilities
At March 31, 2024, and December 31, 2023, receivables from contracts with customers were $9,592 million and $9,638 million, respectively. Significant noncustomer balances, such as buy/sell receivables and excise tax receivables, were excluded from these amounts.

Our contract-related assets also include payments we make to our marketing customers related to incentive programs. An incentive payment is initially recognized as an asset and subsequently amortized as a reduction to revenue over the contract term, which generally ranges from 5 to 15 years. At March 31, 2024, and December 31, 2023, our asset balances related to such payments were $546 million and $537 million, respectively.

Our contract liabilities represent advances from our customers prior to product or service delivery. At March 31, 2024, and December 31, 2023, contract liabilities were $162 million and $187 million, respectively.

Remaining Performance Obligations
Most of our contracts with customers are spot contracts or term contracts with only variable consideration. We do not disclose remaining performance obligations for these contracts as the expected duration is one year or less or because the variable consideration has been allocated entirely to an unsatisfied performance obligation. We also have certain contracts in our Midstream segment that include minimum volume commitments with fixed pricing. At March 31, 2024, the remaining performance obligations related to these minimum volume commitment contracts amounted to $326 million. This amount excludes variable consideration and estimates of variable rate escalation clauses in our contracts with customers, and is expected to be recognized through 2031 with a weighted average remaining life of two years as of March 31, 2024.

Note 5—Credit Losses

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

At March 31, 2024, and December 31, 2023, we reported $11,532 million and $11,730 million of accounts and notes receivable, respectively, net of allowances of $75 million and $71 million, respectively. Based on an aging analysis at March 31, 2024, more than 95% of our accounts receivable were outstanding less than 60 days.

We are also exposed to credit losses from off-balance sheet exposures, such as guarantees of joint venture debt and standby letters of credit. See Note 11—Guarantees, and Note 12—Contingencies and Commitments, for more information regarding these off-balance sheet exposures.

Note 6—Inventories

Inventories consisted of the following:

	Millions of Dollars
	March 31 2024	December 31 2023

Crude oil and petroleum products	$5,871	3,330
Materials and supplies	415	420
	$6,286	3,750

Inventories valued on the last-in, first-out (LIFO) basis totaled $5,698 million and $3,050 million at March 31, 2024, and December 31, 2023, respectively. The estimated excess of current replacement cost over LIFO cost of inventories amounted to approximately $6.3 billion and $5.3 billion at March 31, 2024, and December 31, 2023, respectively.

Certain planned reductions in inventory that are not expected to be replaced by the end of the year cause liquidations of LIFO inventory values. LIFO inventory liquidations did not have a material impact on net income for the three months ended March 31, 2024, and 2023.

Note 7—Investments, Loans and Long-Term Receivables

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

The draft EIS process resumed in August 2022, and in September 2023, the USACE published its draft EIS for public comment. The USACE identified five potential outcomes, but did not indicate which one it preferred. The options comprise two “no action” alternatives where the USACE would deny an easement to Dakota Access and require it to shut down the pipeline and either remove the pipe from under Lake Oahe, or allow the pipeline to be abandoned-in-place under the lake. The USACE also identified three “action” alternatives; two of them contemplate that the USACE would reissue the easement to Dakota Access under essentially the same terms as 2017 with either the same or a larger volume of oil allowed through the pipeline, while the third alternative would require decommissioning of the current pipeline and construction of a new line 39 miles upstream from the current location. The public comment period concluded on December 13, 2023. The USACE plans to review the comments and issue its final EIS in the fall of 2024. The Record of Decision will follow within 30 to 60 days after the issuance of the final EIS.

Dakota Access and ETCO have guaranteed repayment of senior unsecured notes issued by a wholly owned subsidiary of Dakota Access with an aggregate principal amount outstanding of $1.85 billion at March 31, 2024. In addition, Phillips 66 Partners LP (Phillips 66 Partners), a wholly owned subsidiary of Phillips 66, and its co-venturers in Dakota Access also provided a Contingent Equity Contribution Undertaking (CECU) in conjunction with the notes offering. Under the CECU, the co-venturers may be severally required to make proportionate equity contributions to Dakota Access if there is an unfavorable final judgment in the above-mentioned ongoing litigation. At March 31, 2024, our 25% share of the maximum potential equity contributions under the CECU was approximately $467 million.

If the pipeline is required to cease operations, it may have a material adverse effect on our results of operations and cash flows. Should operations cease and Dakota Access and ETCO not have sufficient funds to pay its expenses, we also could be required to support our 25% share of the ongoing expenses, including scheduled interest payments on the notes of approximately $20 million annually, in addition to the potential obligations under the CECU at March 31, 2024.

At March 31, 2024, the aggregate book value of our investments in Dakota Access and ETCO was $887 million.

On April 1, 2024, Dakota Access’ wholly owned subsidiary repaid $1 billion aggregate principal amount of its outstanding senior notes upon maturity. We funded our 25% share of the repayment, or $250 million, with a capital contribution of $171 million in March 2024 and $79 million of distributions we elected not to receive from Dakota Access in the first quarter of 2024. As a result of the debt repayment, on April 1, 2024, our share of the maximum potential equity contributions under the CECU decreased to approximately $215 million, and our share of scheduled interest payments on the notes that we could be required to support decreased to approximately $10 million annually.

CF United LLC (CF United)
On January 1, 2024, CF United, a retail marketing joint venture with operations primarily on the U.S. West Coast, completed the acquisition of another joint venture in which we had an ownership interest. In connection with this acquisition, the governing agreement for CF United was amended and restated. The amended and restated agreement included removal of a put option that required us to purchase our co-venturer’s interest based on a fixed multiple that was considered a variable interest. As a result of the removal of this put option, CF United ceased to be a variable interest entity (VIE) effective January 1, 2024. At March 31, 2024, we held a 50% voting interest and a 47% economic interest in CF United and the book value of our investment was $340 million.

OnCue Holdings, LLC (OnCue)
We hold a 50% interest in OnCue, a joint venture that owns and operates retail convenience stores. We fully guaranteed various debt agreements of OnCue and our co-venturer did not participate in the guarantees. This entity is considered a VIE because our debt guarantees resulted in OnCue not being exposed to all potential losses. We have determined we are not the primary beneficiary because we do not have the power to direct the activities that most significantly impact economic performance. At March 31, 2024, our maximum exposure to loss was $231 million, which represented the book value of our investment in OnCue of $168 million and guaranteed debt obligations of $63 million.

Note 8—Properties, Plants and Equipment

Our gross investment in PP&E and the associated accumulated depreciation and amortization (Accum. D&A) balances were as follows:

	Millions of Dollars
	March 31, 2024			December 31, 2023
	Gross PP&E	Accum. D&A	Net PP&E	Gross PP&E	Accum. D&A	Net PP&E

Midstream	$26,207	4,665	21,542	26,124	4,382	21,742
Chemicals	—	—	—	—	—	—
Refining	25,199	12,801	12,398	25,421	13,103	12,318
Marketing and Specialties	2,000	1,185	815	1,997	1,166	831
Corporate and Other	1,646	852	794	1,650	829	821
	$55,052	19,503	35,549	55,192	19,480	35,712

In the first quarter of 2024, we recorded before-tax asset impairments totaling $163 million related to certain crude processing and logistics assets in California, of which $104 million was reported in our Refining segment and $59 million was reported in our Midstream segment.

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

	Three Months Ended March 31
	2024		2023
	Basic	Diluted	Basic	Diluted
Amounts Attributed to Phillips 66 Common Stockholders (millions):
Net Income Attributable to Phillips 66	$748	748	1,961	1,961
Income allocated to participating securities	(2)	(1)	(3)	(1)
Net income available to common stockholders	$746	747	1,958	1,960

Weighted-average common shares outstanding (thousands):	427,165	428,959	462,870	464,810
Effect of share-based compensation	1,794	2,947	1,940	2,224
Weighted-average common shares outstanding—EPS	428,959	431,906	464,810	467,034

Earnings Per Share of Common Stock (dollars)	$1.74	1.73	4.21	4.20

Note 10—Debt

Senior Notes and Term Loan Issuances and Repayments

Issuances

On February 28, 2024, Phillips 66 Company, a wholly owned subsidiary of Phillips 66, issued $1.5 billion aggregate principal amount of senior unsecured notes that are fully and unconditionally guaranteed by Phillips 66. The senior unsecured notes issuance consisted of:

•$600 million aggregate principal amount of 5.250% Senior Notes due 2031 (2031 Notes).
•$400 million aggregate principal amount of 5.300% Senior Notes due 2033 (Additional 2033 Notes).
•$500 million aggregate principal amount of 5.650% Senior Notes due 2054 (2054 Notes).

Interest on the 2031 Notes and 2054 Notes is payable semi-annually on June 15 and December 15 of each year, commencing on June 15, 2024. Interest on the Additional 2033 Notes is payable semi-annually on June 30 and December 30 of each year, commencing on June 30, 2024.

On March 29, 2023, Phillips 66 Company, a wholly owned subsidiary of Phillips 66, issued $1.25 billion aggregate principal amount of senior unsecured notes that are fully and unconditionally guaranteed by Phillips 66. The senior unsecured notes issuance consisted of:

•$750 million aggregate principal amount of 4.950% Senior Notes due December 2027 (2027 Notes).
•$500 million aggregate principal amount of 5.300% Senior Notes due June 2033 (2033 Notes).

Repayments

On March 29, 2024, DCP LP early redeemed $300 million of its 5.375% Senior Notes due July 2025 at par with an aggregate principal amount of $825 million.

On March 4, 2024, Phillips 66 Company repaid $700 million of the $1.25 billion borrowed under its delayed draw term loan that matures in June 2026.

On February 15, 2024, upon maturity, Phillips 66 repaid its 0.900% senior notes due February 2024 with an aggregate principal amount of $800 million.

On March 15, 2023, DCP LP repaid its 3.875% senior unsecured notes due March 2023 with an aggregate principal amount of $500 million.

Credit Facilities and Commercial Paper

Phillips 66 and Phillips 66 Company

On February 28, 2024, we entered into a new $5 billion revolving credit agreement (the Facility) with Phillips 66 Company as the borrower and Phillips 66 as the guarantor and a scheduled maturity date of February 28, 2029. The Facility replaced our previous $5 billion revolving credit facility dated as of June 23, 2022, with Phillips 66 Company as the borrower and Phillips 66 as guarantor, and the previous revolving credit facility was terminated. The Facility contains customary covenants similar to the previous revolving credit facility, including a maximum consolidated net debt-to-capitalization ratio of 65% as of the last day of each fiscal quarter. The Facility has customary events of default, such as nonpayment of principal when due; nonpayment of interest, fees or other amounts after grace periods; and violation of covenants. We may at any time prepay outstanding borrowings under the Facility, in whole or in part, without premium or penalty. We have the option to increase the overall capacity to $6 billion, subject to certain conditions. We also have the option to extend the scheduled maturity of the Facility for up to two additional one-year terms, subject to, among other things, the consent of the lenders holding the majority of the commitments and of each lender extending its commitment. Outstanding borrowings under the Facility bear interest at either: (a) the adjusted term Secured Overnight Financing Rate (as described in the Facility) in effect from time to time plus the applicable margin; or (b) the reference rate (as described in the Facility) plus the applicable margin. The pricing levels for the commitment fee and interest-rate margins are determined based on the ratings in effect for our senior unsecured long-term debt from time to time. At March 31, 2024, and December 31, 2023, no amount had been drawn under our revolving credit facilities.

Phillips 66 also has a $5 billion uncommitted commercial paper program for short-term working capital needs that is supported by the Facility. Commercial paper maturities are contractually limited to less than one year. At March 31, 2024, $1.5 billion of commercial paper had been issued under this program. At December 31, 2023, no borrowings were outstanding under this program.

DCP Midstream Class A Segment

On March 15, 2024, DCP LP terminated its $1.4 billion credit facility and its accounts receivable securitization facility that previously provided for up to $350 million of borrowing capacity. At December 31, 2023, DCP LP had $25 million in borrowings outstanding under its $1.4 billion credit facility and $350 million of borrowings outstanding under its accounts receivable securitization facility, which were repaid during the three months ended March 31, 2024.

Note 11—Guarantees

At March 31, 2024, we were liable for certain contingent obligations under various contractual arrangements as described below. We recognize a liability for the fair value of our obligation as a guarantor for newly issued or modified guarantees. Unless the carrying amount of the liability is noted below, we have not recognized a liability either because the guarantees were issued prior to December 31, 2002, or because the fair value of the obligation is immaterial. In addition, unless otherwise stated, we are not currently performing with any significance under the guarantees and expect future performance to be either immaterial or have only a remote chance of occurrence.

Lease Residual Value Guarantees
Under the operating lease agreement for our headquarters facility in Houston, Texas, we have the option, at the end of the lease term in September 2025, to request to renew the lease, purchase the facility or assist the lessor in marketing it for resale. We have a residual value guarantee associated with the operating lease agreement with a maximum potential future exposure of $514 million at March 31, 2024. We also have residual value guarantees associated with railcar, airplane and truck leases with maximum potential future exposures totaling $171 million. These leases have remaining terms of one to ten years.

Guarantees of Joint Venture Obligations
In March 2019, Phillips 66 Partners and its co-venturers in Dakota Access provided a CECU in conjunction with a senior unsecured notes offering. See Note 7—Investments, Loans and Long-Term Receivables, for additional information regarding Dakota Access and the CECU.

At March 31, 2024, we also had other guarantees outstanding primarily for our portion of certain joint venture debt, which have remaining terms of up to two years. The maximum potential future exposures under these guarantees were approximately $78 million. Payment would be required if a joint venture defaults on its obligations.

Indemnifications
Over the years, we have entered into various agreements to sell ownership interests in certain corporations, joint ventures and assets that gave rise to indemnifications. Agreements associated with these sales include indemnifications for taxes, litigation, environmental liabilities, permits and licenses, employee claims, and real estate tenant defaults. The provisions of these indemnifications vary greatly. The majority of these indemnifications are related to environmental issues, which generally have indefinite terms and potentially unlimited exposure. At March 31, 2024, and December 31, 2023, the carrying amount of recorded indemnifications was $155 million and $159 million, respectively.

We amortize the indemnification liability over the relevant time period, if one exists, based on the facts and circumstances surrounding each type of indemnity. In cases where the indemnification term is indefinite, we will reverse the liability when we have information to support the reversal. Although it is reasonably possible future payments may exceed amounts recorded, due to the nature of the indemnifications, it is not possible to make a reasonable estimate of the maximum potential amount of future payments. At March 31, 2024, and December 31, 2023, environmental accruals for known contamination of $110 million and $114 million, respectively, were included in the carrying amount of the recorded indemnifications noted above. These environmental accruals were primarily included in the “Asset retirement obligations and accrued environmental costs” line item on our consolidated balance sheet. For additional information about environmental liabilities, see Note 12—Contingencies and Commitments.

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

We are currently participating in environmental assessments and cleanups at numerous federal Superfund and comparable state sites. After an assessment of environmental exposures for cleanup and other costs, we make accruals on an undiscounted basis (except those pertaining to sites acquired in a business combination, which we record on a discounted basis) for planned investigation and remediation activities for sites where it is probable future costs will be incurred and these costs can be reasonably estimated. At March 31, 2024, our total environmental accruals were $442 million, compared with $446 million at December 31, 2023. We expect to incur a substantial amount of these expenditures within the next 30 years. We have not reduced these accruals for possible insurance recoveries. In the future, we may be involved in additional environmental assessments, cleanups and proceedings.

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

At March 31, 2024, we had performance obligations secured by letters of credit and bank guarantees of $847 million related to various purchase and other commitments incident to the ordinary conduct of business.

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

Purchase and sales contracts with firm minimum notional volumes for commodities that are readily convertible to cash are recorded on our consolidated balance sheet as derivatives unless the contracts are eligible for, and we elect, the normal purchases and normal sales exception, whereby the contracts are recorded on an accrual basis. We generally apply the normal purchases and normal sales exception to eligible crude oil, refined petroleum product, NGL, natural gas, renewable feedstock, and power commodity contracts to purchase or sell quantities we expect to use or sell in the normal course of business. All other derivative instruments are recorded at fair value on our consolidated balance sheet. For further information regarding the fair value of derivatives, see Note 14—Fair Value Measurements.

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

	Millions of Dollars
	March 31, 2024				December 31, 2023
	Commodity Derivatives		Effect of Collateral Netting	Net Carrying Value Presented on the Balance Sheet	Commodity Derivatives		Effect of Collateral Netting	Net Carrying Value Presented on the Balance Sheet
	Assets	Liabilities			Assets	Liabilities

Assets
Prepaid expenses and other current assets	$190	(26)	—	164	2,148	(2,005)	—	143
Other assets	26	(13)	—	13	19	(2)	—	17
Liabilities
Other accruals	4,515	(4,818)	171	(132)	1,034	(1,127)	18	(75)
Other liabilities and deferred credits	3	(11)	—	(8)	—	(14)	—	(14)
Total	$4,734	(4,868)	171	37	3,201	(3,148)	18	71

At March 31, 2024, there was $13 million of cash collateral paid that was not offset on our consolidated balance sheet. At December 31, 2023, there was $7 million of net cash collateral received that was not offset on our consolidated balance sheet.

The realized and unrealized gains (losses) incurred from commodity derivatives, and the line items where they appear on our consolidated statement of income, were:

	Millions of Dollars
	Three Months Ended March 31
	2024	2023

Sales and other operating revenues	$(202)	50
Other income (loss)	38	(14)
Purchased crude oil and products	(256)	137
Net gain (loss) from commodity derivative activity	$(420)	173

The following table summarizes our material net exposures resulting from outstanding commodity derivative contracts. These financial and physical derivative contracts are primarily used to manage price exposure on our underlying operations. The underlying exposures may be from nonderivative positions such as inventory volumes. Financial derivative contracts may also offset physical derivative contracts, such as forward purchase and sales contracts. The percentage of our derivative contract volumes expiring within the next 12 months was more than 90% at March 31, 2024, and December 31, 2023.

	Open Position Long / (Short)
	March 31 2024	December 31 2023
Commodity
Crude oil, refined petroleum products, NGL and renewable feedstocks (millions of barrels)	(47)	(22)
Natural gas (billions of cubic feet)	(13)	(25)

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

The aggregate fair values of all derivative instruments with such credit-risk-related contingent features that were in a liability position were immaterial at March 31, 2024, and December 31, 2023.

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

The carrying values and fair values by hierarchy of our financial assets and liabilities, either carried or disclosed at fair value, including any effects of counterparty and collateral netting, were:

	Millions of Dollars
	March 31, 2024
	Fair Value Hierarchy			Total Fair Value of Gross Assets & Liabilities	Effect of Counterparty Netting	Effect of Collateral Netting	Difference in Carrying Value and Fair Value	Net Carrying Value Presented on the Balance Sheet
	Level 1	Level 2	Level 3
Commodity Derivative Assets
Exchange-cleared instruments	$4,565	41	—	4,606	(4,553)	—	—	53
Physical forward contracts	—	125	3	128	(4)	—	—	124
Rabbi trust assets	159	—	—	159	N/A	N/A	—	159
Investment in NOVONIX	44	—	—	44	N/A	N/A	—	44
	$4,768	166	3	4,937	(4,557)	—	—	380

Commodity Derivative Liabilities
Exchange-cleared instruments	$4,724	45	—	4,769	(4,553)	(171)	—	45
Physical forward contracts	—	98	1	99	(4)	—	—	95
Floating-rate debt	—	840	—	840	N/A	N/A	—	840
Fixed-rate debt, excluding finance leases and software obligations	—	18,423	—	18,423	N/A	N/A	584	19,007
	$4,724	19,406	1	24,131	(4,557)	(171)	584	19,987

	Millions of Dollars
	December 31, 2023
	Fair Value Hierarchy			Total Fair Value of Gross Assets & Liabilities	Effect of Counterparty Netting	Effect of Collateral Netting	Difference in Carrying Value and Fair Value	Net Carrying Value Presented on the Balance Sheet
	Level 1	Level 2	Level 3
Commodity Derivative Assets
Exchange-cleared instruments	$3,075	54	—	3,129	(3,039)	—	—	90
OTC instruments	—	1	—	1	—	—	—	1
Physical forward contracts	—	70	1	71	(2)	—	—	69
Rabbi trust assets	155	—	—	155	N/A	N/A	—	155
Investment in NOVONIX	39	—	—	39	N/A	N/A	—	39
	$3,269	125	1	3,395	(3,041)	—	—	354

Commodity Derivative Liabilities
Exchange-cleared instruments	$3,057	41	—	3,098	(3,039)	(18)	—	41
Physical forward contracts	—	50	—	50	(2)	—	—	48
Floating-rate debt	—	1,915	—	1,915	N/A	N/A	—	1,915
Fixed-rate debt, excluding finance leases and software obligations	—	16,718	—	16,718	N/A	N/A	408	17,126
	$3,057	18,724	—	21,781	(3,041)	(18)	408	19,130

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

Note 15—Pension and Postretirement Plans

The components of net periodic benefit cost for the three months ended March 31, 2024 and 2023, were as follows:

	Millions of Dollars
	Pension Benefits				Other Benefits
	2024		2023		2024	2023
	U.S.	Int’l.	U.S.	Int’l.
Components of Net Periodic Benefit Cost
Three Months Ended March 31
Service cost	$29	3	27	3	1	1
Interest cost	28	8	29	8	2	2
Expected return on plan assets	(38)	(11)	(31)	(10)	—	—
Amortization of net actuarial loss (gain)	3	—	3	(1)	(1)	(2)
Settlements	1	—	10	—	—	—
Net periodic benefit cost*	$23	—	38	—	2	1
* Included in the “Operating expenses” and “Selling, general and administrative expenses” line items on our consolidated statement of income.

During the three months ended March 31, 2024, we contributed $5 million to our U.S. pension and other postretirement benefit plans and $1 million to our international pension plans. We currently expect to make additional contributions of approximately $70 million to our U.S. pension and other postretirement benefit plans and approximately $4 million to our international pension plans during the remainder of 2024. Cash contributions are included in the “Other” line item of the “Cash Flows From Operating Activities” section of our consolidated statement of cash flows.

Note 16—Accumulated Other Comprehensive Loss

Changes in the balances of each component of accumulated other comprehensive loss were as follows:

	Millions of Dollars
	Defined Benefit Plans	Foreign Currency Translation	Hedging	Accumulated Other Comprehensive Loss

December 31, 2023	$(120)	(157)	(5)	(282)
Other comprehensive income (loss) before reclassifications	1	(32)	—	(31)
Amounts reclassified from accumulated other comprehensive loss
Defined benefit plans*
Amortization of net actuarial loss and settlements	1	—	—	1
Foreign currency translation	—	—	—	—
Hedging	—	—	—	—
Net current period other comprehensive income (loss)	2	(32)	—	(30)
March 31, 2024	$(118)	(189)	(5)	(312)

December 31, 2022	$(122)	(336)	(2)	(460)
Other comprehensive income before reclassifications	2	77	—	79
Amounts reclassified from accumulated other comprehensive loss
Defined benefit plans*
Amortization of net actuarial loss and settlements	8	—	—	8
Foreign currency translation	—	—	—	—
Hedging	—	—	—	—
Net current period other comprehensive income	10	77	—	87
March 31, 2023	$(112)	(259)	(2)	(373)
* Included in the computation of net periodic benefit cost. See Note 15—Pension and Postretirement Plans, for additional information.

Note 17—Related Party Transactions

Significant transactions with related parties were:

	Millions of Dollars
	Three Months Ended March 31
	2024	2023

Operating revenues and other income (a)	$1,133	1,304
Purchases (b)	5,231	3,699
Operating expenses and selling, general and administrative expenses (c)	69	72

(a)We sold NGL, other petrochemical feedstocks and solvents to Chevron Phillips Chemical Company LLC (CPChem), gas oil and hydrogen feedstocks to Excel Paralubes LLC (Excel Paralubes), and refined petroleum products to several of our equity affiliates in the M&S segment, including OnCue and CF United. We also sold certain feedstocks and intermediate products to WRB and acted as an agent for WRB in supplying crude oil and other feedstocks for a fee. In addition, we charged several of our equity affiliates, including CPChem, for the use of common facilities, such as steam generators, waste and water treaters and warehouse facilities.

(b)We purchased crude oil, refined petroleum products, NGL and solvents from WRB. We also purchased natural gas and NGL from CPChem, as well as other feedstocks from various equity affiliates, for use in our refinery and fractionation processes. In addition, we purchased base oils and fuel products from Excel Paralubes for use in our specialty and refining businesses. We paid NGL fractionation fees to CPChem. We also paid fees to various pipeline equity affiliates for transporting crude oil, refined petroleum products and NGL.

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

Corporate and Other includes general corporate overhead, interest income, interest expense, our investment in research of new technologies, business transformation restructuring costs, and various other corporate activities. Corporate assets include all cash, cash equivalents and income tax-related assets. See Note 21—Restructuring for additional information regarding restructuring costs.

Intersegment sales are at prices that we believe approximate market.

Analysis of Results by Operating Segment

	Millions of Dollars
	Three Months Ended March 31
	2024	2023
Sales and Other Operating Revenues*
Midstream
Total sales	$4,841	5,292
Intersegment eliminations	(717)	(695)
Total Midstream	4,124	4,597
Chemicals	—	—
Refining
Total sales	22,130	22,341
Intersegment eliminations	(13,001)	(14,095)
Total Refining	9,129	8,246
Marketing and Specialties
Total sales	23,176	22,399
Intersegment eliminations	(628)	(855)
Total Marketing and Specialties	22,548	21,544
Corporate and Other	10	9
Consolidated sales and other operating revenues	$35,811	34,396
* See Note 4—Sales and Other Operating Revenues, for further details on our disaggregated sales and other operating revenues.

Income (Loss) Before Income Taxes
Midstream	$554	702
Chemicals	205	198
Refining	131	1,608
Marketing and Specialties	404	426
Corporate and Other	(330)	(283)
Consolidated income before income taxes	$964	2,651

	Millions of Dollars
	March 31 2024	December 31 2023
Total Assets
Midstream	$28,948	29,107
Chemicals	7,512	7,357
Refining	25,123	22,432
Marketing and Specialties	11,560	11,411
Corporate and Other	3,256	5,194
Consolidated total assets	$76,399	75,501

Note 19—Income Taxes

Our effective income tax rate for the three months ended March 31, 2024, was 21%, compared to 22% for the corresponding period of 2023. The decrease in our effective rate for the three months ended March 31, 2024, was primarily attributable to a decrease related to tax benefits from share-based compensation plans, partially offset by an increase in our foreign tax rate.

Note 20—DCP Midstream Class A Segment

DCP Midstream Class A Segment is comprised of the businesses, activities, assets and liabilities of DCP LP and its subsidiaries and its general partner entities. DCP LP is a master limited partnership whose operations currently include producing and fractionating NGL, gathering, compressing, treating and processing natural gas; recovering condensate; and transporting, trading, marketing and storing natural gas and NGL. DCP Midstream Class A Segment is a consolidated VIE as we are the primary beneficiary.

The most significant assets of DCP Midstream Class A Segment that are available to settle only its obligations, along with its most significant liabilities for which its creditors do not have recourse to Phillips 66’s general credit, were:

	Millions of Dollars
	March 31 2024	December 31 2023
Accounts receivable, trade*	$459	601
Net properties, plants and equipment	9,240	9,319
Investments in unconsolidated affiliates**	1,872	1,901
Accounts payable	630	815
Short-term debt	8	357
Long-term debt	3,433	3,759
* Included in the “Accounts and notes receivable” line item on the Phillips 66 consolidated balance sheet.
** Included in the “Investments and long-term receivables” line item on the Phillips 66 consolidated balance sheet.

DCP LP Merger
On June 15, 2023, we completed the acquisition of approximately 91 million publicly held common units of DCP LP pursuant to the terms of the DCP LP Merger Agreement, which increased our aggregate direct and indirect economic interest in DCP LP from 43.3% to 86.8%. The DCP LP Merger Agreement was entered into with DCP LP, its subsidiaries and its general partner entities, pursuant to which one of our wholly owned subsidiaries merged with and into DCP LP, with DCP LP surviving as a Delaware limited partnership. Under the terms of the DCP LP Merger Agreement, at the effective time of the DCP LP Merger, each publicly held common unit representing a limited partner interest in DCP LP (other than the common units owned by DCP Midstream and its subsidiaries) issued and outstanding as of immediately prior to the effective time was converted into the right to receive $41.75 per common unit in cash. We paid $3,796 million in cash consideration to common unitholders, funded with a combination of available cash and debt proceeds.

The DCP LP Merger was accounted for as an equity transaction and resulted in decreases to “Cash and cash equivalents” of $3,814 million, which included cash consideration paid to common unitholders of $3,796 million plus fees paid of $18 million, “Noncontrolling interests” of $3,343 million, “Capital in excess of par” of $361 million and “Deferred income taxes” of $110 million on our consolidated balance sheet.

Distributions
During the three months ended March 31, 2024 and 2023, DCP LP made cash distributions of $12 million and $51 million to common unit holders other than Phillips 66 and its subsidiaries.

Note 21—Restructuring

In April 2022, we began a multi-year business transformation focused on enterprise-wide opportunities to improve our cost structure. For the three months ended March 31, 2023, we recorded restructuring costs totaling $35 million, primarily related to consulting fees. These costs were primarily recorded in the “Selling, general and administrative expenses” line item on our consolidated statement of income and were reported in our Corporate segment. In addition, in the first quarter of 2023, we recorded restructuring costs of $12 million associated with the integration of DCP Midstream Class A Segment primarily related to severance. These costs were primarily recorded in the “Selling, general and administrative expenses” line item on our consolidated statement of income and were reported in our Midstream segment.

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

EXECUTIVE OVERVIEW AND BUSINESS ENVIRONMENT

Phillips 66 is uniquely positioned as a diversified and integrated downstream energy company operating with Midstream, Chemicals, Refining, and Marketing and Specialties (M&S) segments. At March 31, 2024, we had total assets of $76.4 billion. Our common stock trades on the New York Stock Exchange under the symbol PSX.

Executive Overview
In the first quarter of 2024, we reported earnings of $748 million and cash used in operating activities of $236 million, both of which were unfavorably impacted by lower realized refining margins and, in the case of operating cash flow, discretionary inventory builds. Additionally, we received proceeds from debt issuances, net of debt repayments, of $802 million, funded capital expenditures and investments of $628 million, repurchased $1.2 billion of common stock, and paid dividends on our common stock of $448 million. We ended the first quarter of 2024 with $1.6 billion of cash and cash equivalents and $3.5 billion of total committed capacity available under our revolving credit facility.

Rodeo Renewable Energy Complex
As part of the Rodeo Renewed project, we are converting the San Francisco Refinery into the Rodeo Renewable Energy Complex, expanding commercial scale production of renewable diesel and positioning Phillips 66 as a leader in renewable fuels production. The Rodeo Renewed project has progressed during the first quarter of 2024 with the facility now processing only renewable feedstocks and having 30,000 barrels per day of renewable fuels production capacity. The Rodeo Renewable Energy Complex is on track to increase production capacity to 50,000 barrels per day (800 million gallons per year) of renewable fuels by the end of the second quarter of 2024. The Rodeo Renewed project design also provides the capability of producing renewable jet fuel, a key component of sustainable aviation fuel. The project advances our strategy to expand our renewable fuels production, lower our carbon footprint, and provide reliable, affordable energy that we expect to create long-term value for our shareholders.

Business Environment
The Midstream segment includes our Transportation and natural gas liquids (NGL) businesses. Our Transportation business contains fee-based operations not directly exposed to commodity price risk. Our NGL business, including DCP Midstream Class A Segment, DCP Sand Hills Pipeline, LLC (DCP Sand Hills) and DCP Southern Hills, LLC (DCP Southern Hills), contains both fee-based operations and operations directly impacted by NGL and natural gas prices. During the first quarter of 2024, NGL and natural gas prices decreased, compared with the first quarter of 2023, as the result of increased production and limited growth in export infrastructure.

The Chemicals segment consists of our 50% equity investment in Chevron Phillips Chemical Company LLC (CPChem). The chemicals and plastics industry is mainly a commodity-based industry where the margins for key products are based on supply and demand, as well as cost factors. The benchmark high-density polyethylene chain margin slightly decreased in the first quarter of 2024, compared with the first quarter of 2023, mainly due to lower polyethylene sales prices as a result of industry oversupply driven by recent capacity additions.

Our Refining segment results are driven by several factors, including market crack spreads, refinery throughput, feedstock costs, product yields, turnaround activity, and other operating costs. Market crack spreads are used as indicators of refining margins and measure the difference between market prices for refined petroleum products and crude oil. The composite 3:2:1 market crack spread for our business decreased to an average of $19.45 per barrel during the first quarter of 2024, from an average of $30.59 per barrel during the first quarter of 2023. The decrease in the composite market crack spread was primarily driven by lower global prices for gasoline and higher crude oil prices. The price of U.S. benchmark crude oil, West Texas Intermediate (WTI) at Cushing, Oklahoma, increased to an average of $77.07 per barrel during the first quarter of 2024, from an average of $76.11 per barrel during the first quarter of 2023. The increase in crude production in the United States limited significant escalation in crude prices.

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

RESULTS OF OPERATIONS

Unless otherwise indicated, discussion of results for the three months ended March 31, 2024, is based on a comparison with the corresponding periods of 2023.

Consolidated Results

A summary of income before income taxes by business segment with a reconciliation to net income attributable to Phillips 66 follows:

	Millions of Dollars
	Three Months Ended March 31
	2024	2023

Midstream	$554	702
Chemicals	205	198
Refining	131	1,608
Marketing and Specialties	404	426
Corporate and Other	(330)	(283)
Income before income taxes	964	2,651
Income tax expense	203	574
Net income	761	2,077
Less: net income attributable to noncontrolling interests	13	116
Net income attributable to Phillips 66	$748	1,961

Our net income attributable to Phillips 66 in the first quarter of 2024 was $748 million, compared with $2 billion in the first quarter of 2023. The decrease in net income attributable to Phillips 66 was primarily due to a decline in realized refining margins, partially offset by lower income tax expense.

See the “Segment Results” section for additional information on our segment results and Note 19—Income Taxes, in the Notes to Consolidated Financial Statements, for additional information on income taxes.

Statement of Income Analysis

Sales and other operating revenues for the first quarter of 2024 increased 4%, and purchased crude oil and products increased 10%. The increases were mainly due to higher prices for crude oil, while the increase in sales was also attributable to higher refined petroleum product sales volumes, partially offset by lower prices for NGL, natural gas and refined petroleum products.

Equity in earnings of affiliates decreased 14% in the first quarter of 2024. The decrease reflects lower equity earnings from WRB Refining LP (WRB), primarily due to lower realized refining margins.

Other income increased $49 million in the first quarter of 2024, primarily due to higher results from trading activities.

Impairments increased $157 million in the first quarter of 2024, primarily due to the recognition of before-tax impairment charges reported in our Refining and Midstream segments. Refer to Note 8—Properties, Plants and Equipment, in the Notes to Consolidated Financial Statements, for additional information.

Taxes other than income taxes decreased 20% in the first quarter of 2024. The decrease was primarily driven by tax credits received from renewable diesel blending activity, as well as lower property taxes.

Interest and debt expense increased 18% in the first quarter of 2024. The increase was primarily driven by higher average debt principal balances. See Note 10—Debt, in the Notes to Consolidated Financial Statements, for additional information regarding debt.

Income tax expense decreased 65% in the first quarter of 2024, primarily due to lower income before income taxes. See Note 19—Income Taxes, in the Notes to Consolidated Financial Statements, for information regarding our effective income tax rates.

Net income attributable to noncontrolling interests decreased 89% in the first quarter of 2024. The decrease reflects the impacts of the DCP Midstream, LP Merger (DCP LP Merger) in June 2023. See Note 2—DCP Midstream, LP Merger (DCP LP Merger), in the Notes to Consolidated Financial Statements for additional information.

Segment Results

Midstream

	Three Months Ended March 31
	2024	2023

	Millions of Dollars
Income (Loss) Before Income Taxes
Transportation	$243	306
NGL and Other	306	408
NOVONIX	5	(12)
Total Midstream	$554	702

	Thousands of Barrels Daily
Transportation Volumes
Pipelines*	2,979	3,039
Terminals	3,109	3,203
Operating Statistics
NGL fractionated**	679	660
NGL production**	417	421
Wellhead Volume (Bcf/D)**	4.4	4.5
* Pipelines represent the sum of volumes transported through each separately tariffed consolidated pipeline segment, excluding NGL pipelines.
** Includes 100% of DCP Midstream Class A Segment’s volumes.

Dollars Per Gallon
Market Indicator
Weighted-Average NGL Price*	$0.70	0.74
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

Results from our Midstream segment decreased $148 million in the first quarter of 2024.

Results from our Transportation business decreased $63 million in the first quarter of 2024, primarily due to a before-tax impairment charge of $59 million recognized in the first quarter of 2024 associated with certain crude processing and logistics assets in California, as well as a before-tax gain of $36 million recognized in the first quarter of 2023 associated with the sale of a terminal in Louisiana. These decreases were partially offset by higher pipeline tariffs and improved earnings from our equity affiliates primarily driven by increased volumes.

Results from our NGL and Other business decreased $102 million in the first quarter of 2024, primarily due to unfavorable pricing driven by falling natural gas prices and winter weather impacts.

The fair value of our investment in NOVONIX increased by $5 million in the first quarter of 2024, compared with a decline of $12 million in the first quarter of 2023.

See the “Executive Overview and Business Environment” section for information on market factors impacting this quarter’s results.

Chemicals

	Three Months Ended March 31
	2024	2023

	Millions of Dollars

Income Before Income Taxes	$205	198

Millions of Pounds

CPChem Externally Marketed Sales Volumes*	5,918	5,706
* Represents 100% of CPChem’s outside sales of produced petrochemical products, as well as commission sales from equity affiliates.

Olefins and Polyolefins Capacity Utilization (percent)	96%	94

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

Results from the Chemicals segment increased $7 million in the first quarter of 2024, primarily due to higher volumes and lower utility costs, partially offset by lower margins driven by decreased sales prices.

See the “Executive Overview and Business Environment” section for information on market factors impacting CPChem’s results.

Refining

	Three Months Ended March 31
	2024	2023

	Millions of Dollars
Income (Loss) Before Income Taxes
Atlantic Basin/Europe	$80	142
Gulf Coast	118	705
Central Corridor	210	739
West Coast	(277)	22
Worldwide	$131	1,608

	Dollars Per Barrel
Income (Loss) Before Income Taxes
Atlantic Basin/Europe	$1.70	3.60
Gulf Coast	2.49	13.73
Central Corridor	8.20	28.42
West Coast	(11.24)	0.77
Worldwide	0.91	11.07

Realized Refining Margins*
Atlantic Basin/Europe	$9.55	16.13
Gulf Coast	10.91	21.28
Central Corridor	13.27	26.86
West Coast	8.89	16.53
Worldwide	10.91	20.72
* See the “Non-GAAP Reconciliations” section for a reconciliation of this non-GAAP measure to the most directly comparable measure under generally accepted accounting principles in the United States (GAAP), income (loss) before income taxes per barrel.

	Thousands of Barrels Daily
	Three Months Ended March 31
Operating Statistics	2024	2023
Refining operations*
Atlantic Basin/Europe
Crude oil capacity	537	537
Crude oil processed	472	443
Capacity utilization (percent)	88%	82
Refinery production	522	438
Gulf Coast
Crude oil capacity	529	529
Crude oil processed	475	519
Capacity utilization (percent)	90%	98
Refinery production	526	580
Central Corridor
Crude oil capacity	531	531
Crude oil processed	509	475
Capacity utilization (percent)	96%	89
Refinery production	527	494
West Coast**
Crude oil capacity	244	319
Crude oil processed	244	281
Capacity utilization (percent)	100%	88
Refinery production	266	314
Worldwide
Crude oil capacity	1,841	1,916
Crude oil processed	1,700	1,718
Capacity utilization (percent)	92%	90
Refinery production	1,841	1,826
  * Includes our share of equity affiliates.
** As part of our plans to convert the San Francisco Refinery into a renewable fuels facility, in the first quarter of 2023, we ceased operations at the Santa Maria facility in Arroyo Grande, California, which reduced net crude throughput capacity from 120 MBD to 75 MBD. In October 2023, we further reduced net crude throughput capacity from 75 MBD to 52 MBD as we shut down one of the two crude units at the Rodeo facility. Effective January 1, 2024, net crude throughput capacity was 52 MBD. The remaining net crude throughput capacity came offline upon the shutdown of the Rodeo facility’s second crude unit in February 2024. Accordingly, effective January 1, 2024, we have excluded the Rodeo facility from the operating statistics above.

The Refining segment refines crude oil and other feedstocks into petroleum products, such as gasoline, distillates and aviation fuels, as well as renewable fuels, at 12 refineries in the United States and Europe.

Results from our Refining segment decreased $1,477 million in the first quarter of 2024, primarily due to lower realized margins, partially offset by higher volumes. The decrease in realized margins in the first quarter of 2024 was primarily driven by lower market crack spreads, feedstock advantage and secondary product margins.

Our worldwide refining crude oil capacity utilization rate was 92% in the first quarter of 2024, compared with 90% in the first quarter of 2023. See the “Executive Overview and Business Environment” section for information on market factors impacting this quarter’s results.

Marketing and Specialties

	Three Months Ended March 31
	2024	2023

	Millions of Dollars

Income Before Income Taxes	404	426

	Dollars Per Barrel
Income Before Income Taxes
U.S.	$1.38	1.79
International	5.08	4.93

Realized Marketing Fuel Margins*
U.S.	$1.60	2.30
International	6.92	6.45
* See the “Non-GAAP Reconciliations” section for a reconciliation of this non-GAAP measure to the most directly comparable GAAP measure, income before income taxes per barrel.

	Dollars Per Gallon
U.S. Average Wholesale Prices*
Gasoline	$2.61	2.81
Distillates	2.83	3.23
* On third-party branded petroleum product sales, excluding excise taxes.

	Thousands of Barrels Daily
Marketing Refined Petroleum Product Sales
Gasoline	1,196	1,111
Distillates	970	848
Other	43	19
	2,209	1,978

The M&S segment purchases for resale and markets refined petroleum products, such as gasoline, distillates and aviation fuels, as well as renewable fuels, mainly in the United States and Europe. In addition, this segment includes the manufacturing and marketing of base oils and lubricants.

Before-tax income from the M&S segment decreased $22 million in the first quarter of 2024. The decrease was primarily driven by lower U.S. marketing margins, partially offset by higher U.S. marketing volumes.

See the “Executive Overview and Business Environment” section for information on marketing fuel margins and other market factors impacting this quarter’s results.

Corporate and Other

	Millions of Dollars
	Three Months Ended March 31
	2024	2023
Loss Before Income Taxes
Net interest expense	$(185)	(124)
Corporate overhead and other	(145)	(159)
Total Corporate and Other	$(330)	(283)

Net interest expense consists of interest and financing expense, net of interest income and capitalized interest. Corporate overhead and other includes general and administrative expenses, technology costs, environmental costs associated with sites no longer in operation, business transformation restructuring costs, foreign currency transaction gains and losses, and other costs not directly associated with an operating segment.

Net interest expense increased $61 million in the first quarter of 2024. The increase was primarily driven by higher interest expense as a result of higher average debt principal balances, as well as lower interest income. See Note 10—Debt, in the Notes to Consolidated Financial Statements, for additional information regarding debt.

Corporate overhead and other costs decreased $14 million in the first quarter of 2024 primarily due to a decrease in consulting fees associated with our business transformation.

CAPITAL RESOURCES AND LIQUIDITY

Financial Indicators

	Millions of Dollars, Except as Indicated
	March 31 2024	December 31 2023

Cash and cash equivalents	$1,570	3,323
Short-term debt	2,325	1,482
Total debt	20,154	19,359
Total equity	30,793	31,650
Percent of total debt to capital*	40%	38
Percent of floating-rate debt to total debt	4%	10
* Capital includes total debt and total equity.

To meet our short- and long-term liquidity requirements, we use a variety of funding sources but rely primarily on cash generated from operating activities and debt financing. During the first three months of 2024, we used $236 million of cash in our operations and we received proceeds from debt issuances, net of debt repayments, of $802 million. We used available cash primarily to repurchase shares of our common stock for $1.2 billion, fund capital expenditures and investments of $628 million, and pay dividends on our common stock of $448 million. During the first three months of 2024, cash and cash equivalents decreased to $1.6 billion.

Significant Sources of Capital

Operating Activities
During the first three months of 2024, cash used in our operations was $236 million, compared with cash provided by operations of $1.2 billion for the first three months of 2023. The decrease was primarily due to lower realized refining margins, as well as larger net unfavorable working capital impacts. The unfavorable working capital impacts were primarily driven by the effects of changes in commodity prices, the timing of payments and collections, and discretionary inventory builds.

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

Equity Affiliate Operating Distributions
Our operating cash flows are also impacted by distribution decisions made by our equity affiliates. During the first three months of 2024, cash used in operations included aggregate distributions of $348 million from our equity affiliates, while cash from operations during the first three months of 2023 included aggregate distributions of $369 million from our equity affiliates. We cannot control the amount of future dividends from equity affiliates; therefore, future dividend payments by these equity affiliates are not assured.

Senior Notes Issuances
On February 28, 2024, Phillips 66 Company, a wholly owned subsidiary of Phillips 66, issued $1.5 billion aggregate principal amount of senior unsecured notes that are fully and unconditionally guaranteed by Phillips 66. The senior unsecured notes issuance consisted of:

•$600 million aggregate principal amount of 5.250% Senior Notes due 2031 (2031 Notes).
•$400 million aggregate principal amount of 5.300% Senior Notes due 2033 (Additional 2033 Notes).
•$500 million aggregate principal amount of 5.650% Senior Notes due 2054 (2054 Notes).

Interest on the 2031 Notes and 2054 Notes is payable semi-annually on June 15 and December 15 of each year, commencing on June 15, 2024. Interest on the Additional 2033 Notes is payable semi-annually on June 30 and December 30 of each year, commencing on June 30, 2024.

On March 29, 2023, Phillips 66 Company, a wholly owned subsidiary of Phillips 66, issued $1.25 billion aggregate principal amount of senior unsecured notes that are fully and unconditionally guaranteed by Phillips 66. The senior unsecured notes issuance consisted of:

•$750 million aggregate principal amount of 4.950% Senior Notes due December 2027 (2027 Notes).
•$500 million aggregate principal amount of 5.300% Senior Notes due June 2033 (2033 Notes).

Credit Facilities and Commercial Paper

Phillips 66 and Phillips 66 Company
On February 28, 2024, we entered into a new $5 billion revolving credit agreement (the Facility) with Phillips 66 Company as the borrower and Phillips 66 as the guarantor and a scheduled maturity date of February 28, 2029. The Facility replaced our previous $5 billion revolving credit facility dated as of June 23, 2022, with Phillips 66 Company as the borrower and Phillips 66 as guarantor, and the previous revolving credit facility was terminated. The Facility contains customary covenants similar to the previous revolving credit facility, including a maximum consolidated net debt-to-capitalization ratio of 65% as of the last day of each fiscal quarter. The Facility has customary events of default, such as nonpayment of principal when due; nonpayment of interest, fees or other amounts after grace periods; and violation of covenants. We may at any time prepay outstanding borrowings under the Facility, in whole or in part, without premium or penalty. We have the option to increase the overall capacity to $6 billion, subject to certain conditions. We also have the option to extend the scheduled maturity of the Facility for up to two additional one-year terms, subject to, among other things, the consent of the lenders holding the majority of the commitments and of each lender extending its commitment. Outstanding borrowings under the Facility bear interest at either: (a) the adjusted term Secured Overnight Financing Rate (as described in the Facility) in effect from time to time plus the applicable margin; or (b) the reference rate (as described in the Facility) plus the applicable margin. The pricing levels for the commitment fee and interest-rate margins are determined based on the ratings in effect for our senior unsecured long-term debt from time to time. At March 31, 2024, and December 31, 2023, no amount had been drawn under our revolving credit facilities.

Phillips 66 also has a $5 billion uncommitted commercial paper program for short-term working capital needs that is supported by the Facility. Commercial paper maturities are contractually limited to less than one year. At March 31, 2024, $1.5 billion of commercial paper had been issued under this program. At December 31, 2023, no borrowings were outstanding under this program.

DCP Midstream Class A Segment
On March 15, 2024, DCP LP terminated its $1.4 billion credit facility and its accounts receivable securitization facility that previously provided for up to $350 million of borrowing capacity. At December 31, 2023, DCP LP had $25 million in borrowings outstanding under its $1.4 billion credit facility and $350 million of borrowings outstanding under its accounts receivable securitization facility, which were repaid during the three months ended March 31, 2024.

Total Committed Capacity Available
At March 31, 2024, and December 31, 2023, we had approximately $3.5 billion and $6.4 billion, respectively, of total committed capacity available under the credit facilities described above.

Off-Balance Sheet Arrangements

Lease Residual Value Guarantees
Under the operating lease agreement for our headquarters facility in Houston, Texas, we have the option, at the end of the lease term in September 2025, to request to renew the lease, purchase the facility or assist the lessor in marketing it for resale. We have a residual value guarantee associated with the operating lease agreement with a maximum potential future exposure of $514 million at March 31, 2024. We also have residual value guarantees associated with railcar, airplane and truck leases with maximum potential future exposures totaling $171 million. These leases have remaining terms of one to ten years.

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

The draft EIS process resumed in August 2022, and in September 2023, the USACE published its draft EIS for public comment. The USACE identified five potential outcomes, but did not indicate which one it preferred. The options comprise two “no action” alternatives where the USACE would deny an easement to Dakota Access and require it to shut down the pipeline and either remove the pipe from under Lake Oahe, or allow the pipeline to be abandoned-in-place under the lake. The USACE also identified three “action” alternatives; two of them contemplate that the USACE would reissue the easement to Dakota Access under essentially the same terms as 2017 with either the same or a larger volume of oil allowed through the pipeline, while the third alternative would require decommissioning of the current pipeline and construction of a new line 39 miles upstream from the current location. The public comment period concluded on December 13, 2023. The USACE plans to review the comments and issue its final EIS in the fall of 2024. The Record of Decision will follow within 30 to 60 days after the issuance of the final EIS.

Dakota Access and ETCO have guaranteed repayment of senior unsecured notes issued by a wholly owned subsidiary of Dakota Access with an aggregate principal amount outstanding of $1.85 billion at March 31, 2024. In addition, Phillips 66 Partners LP (Phillips 66 Partners), a wholly owned subsidiary of Phillips 66, and its co-venturers in Dakota Access also provided a Contingent Equity Contribution Undertaking (CECU) in conjunction with the notes offering. Under the CECU, the co-venturers may be severally required to make proportionate equity contributions to Dakota Access if there is an unfavorable final judgment in the above-mentioned ongoing litigation. At March 31, 2024, our 25% share of the maximum potential equity contributions under the CECU was approximately $467 million.

If the pipeline is required to cease operations, it may have a material adverse effect on our results of operations and cash flows. Should operations cease and Dakota Access and ETCO not have sufficient funds to pay its expenses, we also could be required to support our 25% share of the ongoing expenses, including scheduled interest payments on the notes of approximately $20 million annually, in addition to the potential obligations under the CECU at March 31, 2024.

On April 1, 2024, Dakota Access’ wholly owned subsidiary repaid $1 billion aggregate principal amount of its outstanding senior notes upon maturity. We funded our 25% share of the repayment, or $250 million, with a capital contribution of $171 million in March 2024 and $79 million of distributions we elected not to receive from Dakota Access in the first quarter of 2024. As a result of the debt repayment on April 1, 2024, our share of the maximum potential equity contributions under the CECU decreased to approximately $215 million, and our share of scheduled interest payments on the notes that we could be required to support decreased to approximately $10 million annually.

See Note 11—Guarantees, in the Notes to Consolidated Financial Statements, for additional information regarding our guarantees.

Capital Requirements

Capital Expenditures and Investments
For information about our capital expenditures and investments, see the “Capital Spending” section below.

Debt Financing
Our debt balance at March 31, 2024, and December 31, 2023, was $20.2 billion and $19.4 billion, respectively. Our total debt-to-capital ratio was 40% and 38% at March 31, 2024, and December 31, 2023, respectively.

On March 29, 2024, DCP LP early redeemed $300 million of its 5.375% Senior Notes due July 2025 at par with an aggregate principal amount of $825 million.

On March 4, 2024, Phillips 66 Company repaid $700 million of the $1.25 billion borrowed under its delayed draw term loan that matures in June 2026.

On February 15, 2024, upon maturity, Phillips 66 repaid its 0.900% senior notes due February 2024 with an aggregate principal amount of $800 million.

During the three months ended March 31, 2024, we repaid $375 million of borrowings that were outstanding under DCP LP’s credit and accounts receivable securitization facilities at December 31, 2023.

On March 15, 2023, DCP LP repaid its 3.875% senior unsecured notes due March 2023 with an aggregate principal amount of $500 million.

Dividends
On February 7, 2024, our Board of Directors declared a quarterly cash dividend of $1.05 per common share. This dividend was paid on March 1, 2024, to shareholders of record as of the close of business on February 20, 2024. On April 3, 2024, our Board of Directors declared a quarterly cash dividend of $1.15 per common share. This dividend is payable on June 3, 2024, to shareholders of record as of the close of business on May 20, 2024.

Share Repurchases
Since July 2012, our Board of Directors has authorized an aggregate of $25 billion of repurchases of our outstanding common stock under our share repurchase program. Our share repurchase authorizations do not expire. Any future share repurchases will be made at the discretion of management and will depend on various factors including our share price, results of operations, financial condition and cash required for future business plans. For the three months ended March 31, 2024, we repurchased 8 million shares at an aggregate cost of approximately $1.2 billion. Since July 2012, we have repurchased 222 million shares under our share repurchase program at an aggregate cost of $19.2 billion. Shares of stock repurchased are held as treasury shares.

Employee Benefit Plan Contributions
During the three months ended March 31, 2024, we contributed $5 million to our U.S. pension and other postretirement benefit plans and $1 million to our international pension plans. We currently expect to make additional contributions of approximately $70 million to our U.S. pension and other postretirement benefit plans and approximately $4 million to our international pension plans during the remainder of 2024.

Capital Spending

	Millions of Dollars
	Three Months Ended March 31
	2024	2023
Capital Expenditures and Investments
Midstream	$255	124
Chemicals	—	—
Refining	351	227
Marketing and Specialties	15	11
Corporate and Other	7	16
Total Capital Expenditures and Investments	$628	378

Selected Equity Affiliates*
CPChem	201	142
WRB	24	45
	$225	187
* Our share of joint ventures’ capital spending.

Midstream
During the first three months of 2024, capital spending in our Midstream segment included:

•A contribution to Dakota Access to fund our 25% share of Dakota Access’ debt repayment in April 2024.

•Expansion of gathering systems in the DJ Basin and Permian Basin.

•Spending associated with other return projects, well connections, reliability and maintenance projects.

Chemicals
During the first three months of 2024, on a 100% basis, CPChem’s capital expenditures and investments were $401 million. The capital spending was primarily for the development of petrochemical projects on the U.S. Gulf Coast and in the Middle East, as well as sustaining, debottlenecking and optimization projects on existing assets. CPChem’s capital program was self-funded, and we expect CPChem to continue self-funding its capital program for the remainder of 2024.

Refining
Capital spending for the Refining segment during the first three months of 2024 was primarily for projects to produce renewable fuels, enhance the yield of higher-value products, and sustain the reliability and safety of our facilities.

Major capital activities included:

•Construction of facilities to produce renewable fuels at the Rodeo Renewable Energy Complex.

•Installation of facilities to improve market capture at the Lake Charles and Sweeny refineries, as well as the jointly owned Wood River Refinery.

•Capital spend to improve reliability at the Ponca City, Lake Charles and Sweeny refineries, as well as the jointly owned Wood River Refinery.

Marketing and Specialties
Capital spending for the M&S segment during the first three months of 2024 was primarily for the continued acquisition, development and enhancement of retail sites in Europe, spend associated with marketing and commercial fleet fueling businesses on the U.S. West Coast, and marketing-related information technology enhancements.

Corporate and Other
Capital spending for Corporate and Other during the first three months of 2024 was primarily related to information technology.

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

Environmental
Like other companies in our industry, we are subject to numerous international, federal, state and local environmental laws and regulations. For a discussion of the most significant international and federal environmental laws and regulations to which we are subject, see the “Environmental” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2023 Annual Report on Form 10-K.

We are required to purchase renewable identification numbers (RINs) in the open market to satisfy the portion of our obligation under the Renewable Fuel Standard (RFS) that is not fulfilled by blending renewable fuels into the motor fuels we produce. For the three months ended March 31, 2024 and 2023, we incurred expenses of $93 million and $238 million, respectively, associated with our obligation to purchase RINs in the open market to comply with the RFS for our wholly owned refineries. These expenses are included in the “Purchased crude oil and products” line item on our consolidated statement of income. Our jointly owned refineries also incurred expenses associated with the purchase of RINs in the open market, of which our share was $59 million and $114 million for the three months ended March 31, 2024 and 2023, respectively. These expenses are included in the “Equity in earnings of affiliates” line item on our consolidated statement of income. The amount of these expenses and fluctuations between periods is primarily driven by the market price of RINs, refinery production, blending activities and renewable volume obligation requirements.

We occasionally receive requests for information or notices of potential liability from the Environmental Protection Agency (EPA) and state environmental agencies alleging that we are a potentially responsible party under the Federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or an equivalent state statute. On occasion, we also have been made a party to cost recovery litigation by those agencies or by private parties. These requests, notices and lawsuits assert potential liability for remediation costs at various sites that typically are not owned by us, but allegedly contain wastes attributable to our past operations. At March 31, 2024, and December 31, 2023, we had been notified of potential liability under CERCLA and comparable state laws at 21 sites within the United States.

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

For examples of legislation and regulation or precursors for possible regulation that do or could affect our operations, see the “Climate Change” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2023 Annual Report on Form 10-K.

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

GUARANTOR FINANCIAL INFORMATION

We have various cross guarantees between Phillips 66 and its wholly owned subsidiary Phillips 66 Company (together, the Obligor Group) with respect to publicly held debt securities. Phillips 66 conducts substantially all of its operations through subsidiaries, including Phillips 66 Company, and those subsidiaries generate substantially all of its operating income and cash flow. Phillips 66 has fully and unconditionally guaranteed the payment obligations of Phillips 66 Company with respect to its publicly held debt securities. In addition, Phillips 66 Company has fully and unconditionally guaranteed the payment obligations of Phillips 66 with respect to its publicly held debt securities. All guarantees are full and unconditional. At March 31, 2024, $14 billion of senior unsecured notes outstanding has been guaranteed by the Obligor Group.

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

The summarized results of operations for the three months ended March 31, 2024, and the summarized financial position at March 31, 2024, and December 31, 2023, for the Obligor Group on a combined basis were:

Summarized Combined Statement of Income	Millions of Dollars
Three Months Ended March 31, 2024
Sales and other operating revenues	$26,834
Revenues and other income—non-guarantor subsidiaries	2,561
Purchased crude oil and products—third parties	15,508
Purchased crude oil and products—related parties	5,212
Purchased crude oil and products—non-guarantor subsidiaries	6,745
Income before income taxes	198
Net income	176

Summarized Combined Balance Sheet	Millions of Dollars
	March 31 2024	December 31 2023
Accounts and notes receivable—third parties	$6,216	6,716
Accounts and notes receivable—related parties	1,362	1,152
Due from non-guarantor subsidiaries, current	1,387	1,827
Total current assets	14,989	14,260
Investments and long-term receivables	11,442	11,242
Net properties, plants and equipment	12,314	12,242
Goodwill	1,047	1,047
Due from non-guarantor subsidiaries, noncurrent	3,510	2,995
Other assets associated with non-guarantor subsidiaries	1,574	1,666
Total noncurrent assets	31,727	31,010
Total assets	46,716	45,270

Due to non-guarantor subsidiaries, current	$3,668	3,153
Total current liabilities	14,587	13,162
Long-term debt	13,799	13,459
Due to non-guarantor subsidiaries, noncurrent	10,535	10,061
Total noncurrent liabilities	30,162	29,234
Total liabilities	44,749	42,396
Total equity	1,967	2,874
Total liabilities and equity	46,716	45,270

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

	Millions of Dollars, Except as Indicated
Realized Refining Margins	Atlantic Basin/ Europe	Gulf Coast	Central Corridor	West Coast	Worldwide

Three Months Ended March 31, 2024
Income (loss) before income taxes	$80	118	210	(277)	131
Plus:
Taxes other than income taxes	23	38	28	(3)	86
Depreciation, amortization and impairments	52	62	44	163	321
Selling, general and administrative expenses	7	6	24	10	47
Operating expenses	250	301	143	327	1,021
Equity in (earnings) losses of affiliates	1	(1)	(108)	—	(108)
Other segment (income) expense, net	2	1	(2)	—	1
Proportional share of refining gross margins contributed by equity affiliates	33	—	298	—	331
Special items:
Legal settlement	—	(7)	—	—	(7)
Realized refining margins	$448	518	637	220	1,823

Total processed inputs (thousands of barrels)	46,911	47,492	25,658	24,669	144,730
Adjusted total processed inputs (thousands of barrels)*	46,911	47,492	47,912	24,669	166,984

Income (loss) before income taxes per barrel (dollars per barrel)**	$1.70	2.49	8.20	(11.24)	0.91
Realized refining margins (dollars per barrel)***	9.55	10.91	13.27	8.89	10.91

Three Months Ended March 31, 2023
Income before income taxes	$142	705	739	22	1,608
Plus:
Taxes other than income taxes	22	33	25	33	113
Depreciation, amortization and impairments	50	60	38	54	202
Selling, general and administrative expenses	10	4	21	10	45
Operating expenses	365	286	166	350	1,167
Equity in (earnings) losses of affiliates	2	(1)	(200)	—	(199)
Other segment (income) expense, net	20	5	(1)	1	25
Proportional share of refining gross margins contributed by equity affiliates	26	—	402	—	428
Realized refining margins	$637	1,092	1,190	470	3,389

Total processed inputs (thousands of barrels)	39,472	51,349	26,004	28,416	145,241
Adjusted total processed inputs (thousands of barrels)*	39,472	51,349	44,315	28,416	163,552

Income before income taxes per barrel (dollars per barrel)**	$3.60	13.73	28.42	0.77	11.07
Realized refining margins (dollars per barrel)***	16.13	21.28	26.86	16.53	20.72
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

	Millions of Dollars, Except as Indicated
	Three Months Ended March 31, 2024		Three Months Ended March 31, 2023
	U.S.	International	U.S.	International
Realized Marketing Fuel Margins
Income before income taxes	$241	131	273	125
Plus:
Depreciation and amortization	10	18	3	18
Selling, general and administrative expenses	186	64	181	62
Equity in earnings of affiliates	(2)	(25)	(3)	(22)
Other operating revenues*	(108)	(9)	(108)	(13)
Other expense, net	12	12	5	6
Special items:
Legal settlement	(59)	—	—	—
Marketing margins	280	191	351	176
Less: margin for nonfuel related sales	—	13	—	12
Realized marketing fuel margins	$280	178	351	164

Total fuel sales volumes (thousands of barrels)	175,269	25,781	152,662	25,380

Income before income taxes per barrel (dollars per barrel)	$1.38	5.08	1.79	4.93
Realized marketing fuel margins (dollars per barrel)**	1.60	6.92	2.30	6.45
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
We based these forward-looking statements on our current expectations, estimates and projections about us, our operations, our joint ventures and entities in which we have equity interests, as well as the industries in which we and they operate, and our sustainability-related plans and goals. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report, as they are not guarantees of future performance and involve assumptions that, while made in good faith, may prove to be incorrect, and involve risks and uncertainties we cannot predict. In addition, we based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, our actual outcomes and results may differ materially from what we have expressed or forecasted in any forward-looking statement. Our sustainability-related goals are not guarantees or promises and may change. Statements regarding our goals are not guarantees or promises that they will be met. The information included in, and any issues identified as material for purposes of, our sustainability reports shall not be considered material for U.S. Securities and Exchange Commission (SEC) reporting purposes. Factors that could cause actual results to differ materially from those in our forward-looking statements include:
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
•The factors generally described in Item 1A.—Risk Factors in our 2023 Annual Report on Form 10-K.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our commodity price risk and interest rate risk at March 31, 2024, did not differ materially from the risks disclosed under Item 7A of our 2023 Annual Report on Form 10-K.

Item 4.   CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported within the time periods specified in U.S. Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. As of March 31, 2024, with the participation of management, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer carried out an evaluation, pursuant to Rule 13a-15(b) of the Act, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of March 31, 2024.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, in the quarterly period ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

From time to time, we may be involved in litigation and claims arising out of our operations in the normal course of business. Additionally, we have elected a $300,000 threshold to disclose certain proceedings arising under federal, state or local environmental laws when a governmental authority is a party to the proceedings. During the first quarter of 2024, no such new matters arose and there was one material development with respect to matters previously reported but still unresolved, which is described below. We do not currently believe that the eventual outcome of any matters previously reported but still unresolved, individually or in the aggregate, could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

Material Development to Matter Previously Reported
In 2018, the Colorado Department of Public Health and Environment (CDPHE) issued a Compliance Advisory in relation to an improperly permitted facility flare and related air emissions from flare operations at one of DCP Operating Company LP’s (DCP Operating LP) gas processing plants, which DCP Operating LP self-disclosed to CDPHE in December 2017. Following information exchanges and discussions with CDPHE, a resolution was proposed pursuant to which the plant’s air permit would be revised, and DCP Operating LP would be assessed an administrative penalty and economic benefit payment. A revised air permit was issued in May 2019, but the parties had not yet entered into a final settlement agreement to complete the matter. Subsequently, in July 2020, CDPHE issued a Notice of Violation (NOV) in relation to amine treater emissions at this plant, which DCP Operating LP self-disclosed to CDPHE in April 2020. Two additional and related NOVs were then issued in 2021 and 2023. DCP Operating LP and the CDPHE have reached a tentative agreement to resolve these matters for aggregate monetary civil penalties of approximately $4 million. As part of the settlement, DCP Operating LP will install emissions management equipment that will address the alleged violations. A final order to resolve these matters is expected to be issued during the second quarter of 2024.

See “Dakota Access, LLC (Dakota Access) and Energy Transfer Crude Oil Company, LLC (ETCO)” section of Note 7—Investments, Loans and Long-Term Receivables and Note 12—Contingencies and Commitments, in the Notes to Consolidated Financial Statements, for additional information regarding Legal Proceedings and other regulatory actions.

Item 1A.   RISK FACTORS

There have been no material changes from the risk factors disclosed in Item 1A of our 2023 Annual Report on Form 10-K.

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

				Millions of Dollars
Period	Total Number of Shares Purchased*	Average Price Paid per Share**	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs***	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2024	3,086,765	$134.86	3,086,765	$6,491
February 1-29, 2024	2,558,768	146.86	2,558,768	6,115
March 1-31, 2024	2,309,584	154.59	2,309,584	5,758
Total	7,955,117	$144.45	7,955,117
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

Item 5.   OTHER INFORMATION

During the quarter ended March 31, 2024, no director or Section 16 officer adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.

3.1	Amended and Restated Certificate of Incorporation of Phillips 66.	8-K	3.1	05/01/2012	001-35349

3.2	Amended and Restated By-Laws of Phillips 66.	8-K	3.1	12/09/2022	001-35349

4.1	Indenture, dated as of May 5, 2022, among Phillips 66 Company, as issuer, Phillips 66, as guarantor, and U.S. Bank Trust Company, National Association, as trustee, in respect of senior debt securities of Phillips 66 Company.	8-K	4.1	05/05/2022	001-35349

4.2	Form of the terms of the 2031 Notes, including the form of the 2031 Note.	8-K	4.2	02/28/2024	001-35349

4.3	Form of the terms of the 2033 Notes, including the form of the 2033 Note.	8-K	4.3	03/29/2023	001-35349

4.4	Form of the terms of the 2054 Notes, including the form of the 2054 Note.	8-K	4.4	02/28/2024	001-35349

10.1	Credit Agreement dated as of February 28, 2024, among Phillips 66 Company, Phillips 66, as guarantor, the lenders party thereto, and Mizuho Bank, Ltd., as administrative agent.	8-K	10.1	02/28/2024	001-35349

22*	List of Guarantor Subsidiaries.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32**	Certifications pursuant to 18 U.S.C. Section 1350.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Schema Document.

101.CAL*	Inline XBRL Calculation Linkbase Document.

101.LAB*	Inline XBRL Labels Linkbase Document.

101.PRE*	Inline XBRL Presentation Linkbase Document.

101.DEF*	Inline XBRL Definition Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHILLIPS 66

/s/ J. Scott Pruitt
J. Scott Pruitt Vice President and Controller (Chief Accounting and Duly Authorized Officer)

Date: April 29, 2024