Form 10-Q
period 2024-06-30
Phillips 66
filed 2024-07-31
CIK 1534701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	001-35349

Phillips 66
(Exact name of registrant as specified in its charter)

Delaware	45-3779385
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The registrant had 418,569,183 shares of common stock, $0.01 par value, outstanding as of June 30, 2024.

PHILLIPS 66

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Consolidated Statement of Income	Phillips 66

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023
Revenues and Other Income
Sales and other operating revenues	$38,129	35,090	73,940	69,486
Equity in earnings of affiliates	487	563	1,015	1,174
Net gain (loss) on dispositions	237	(12)	237	22
Other income	58	99	155	147
Total Revenues and Other Income	38,911	35,740	75,347	70,829

Costs and Expenses
Purchased crude oil and products	34,628	30,571	67,014	59,912
Operating expenses	1,407	1,384	2,859	2,962
Selling, general and administrative expenses	552	593	1,109	1,198
Depreciation and amortization	497	495	1,001	971
Impairments	225	4	390	12
Taxes other than income taxes	49	174	214	381
Accretion on discounted liabilities	10	7	19	13
Interest and debt expense	231	266	458	458
Foreign currency transaction losses	1	2	8	27
Total Costs and Expenses	37,600	33,496	73,072	65,934
Income before income taxes	1,311	2,244	2,275	4,895
Income tax expense	291	510	494	1,084
Net Income	1,020	1,734	1,781	3,811
Less: net income attributable to noncontrolling interests	5	37	18	153
Net Income Attributable to Phillips 66	$1,015	1,697	1,763	3,658

Net Income Attributable to Phillips 66 Per Share of Common Stock (dollars)
Basic	$2.39	3.73	4.13	7.95
Diluted	2.38	3.72	4.10	7.92

Weighted-Average Common Shares Outstanding (thousands)
Basic	422,869	454,450	425,914	459,602
Diluted	425,734	456,168	428,993	461,906
See Notes to Consolidated Financial Statements.

Consolidated Statement of Comprehensive Income	Phillips 66

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023

Net Income	$1,020	1,734	1,781	3,811
Other comprehensive income (loss)
Defined benefit plans
Amortization of net actuarial loss and settlements	5	5	7	15
Plans sponsored by equity affiliates	—	—	1	3
Income taxes on defined benefit plans	(1)	(1)	(2)	(4)
Defined benefit plans, net of income taxes	4	4	6	14
Foreign currency translation adjustments	(1)	98	(35)	174
Income taxes on foreign currency translation adjustments	—	(1)	2	—
Foreign currency translation adjustments, net of income taxes	(1)	97	(33)	174
Other Comprehensive Income (Loss), Net of Income Taxes	3	101	(27)	188
Comprehensive Income	1,023	1,835	1,754	3,999
Less: comprehensive income attributable to noncontrolling interests	5	37	18	153
Comprehensive Income Attributable to Phillips 66	$1,018	1,798	1,736	3,846
See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet	Phillips 66

	Millions of Dollars
	June 30 2024	December 31 2023
Assets
Cash and cash equivalents	$2,444	3,323
Accounts and notes receivable (net of allowances of $73 million in 2024 and $71 million in 2023)	9,017	10,483
Accounts and notes receivable—related parties	1,870	1,247
Inventories	6,522	3,750
Prepaid expenses and other current assets	1,063	1,138
Total Current Assets	20,916	19,941
Investments and long-term receivables	15,191	15,302
Net properties, plants and equipment	35,229	35,712
Goodwill	1,553	1,550
Intangibles	901	920
Other assets	2,155	2,076
Total Assets	$75,945	75,501

Liabilities
Accounts payable	$11,486	10,332
Accounts payable—related parties	836	569
Short-term debt	2,780	1,482
Accrued income and other taxes	1,368	1,200
Employee benefit obligations	551	863
Other accruals	1,250	1,410
Total Current Liabilities	18,271	15,856
Long-term debt	17,180	17,877
Asset retirement obligations and accrued environmental costs	939	864
Deferred income taxes	7,224	7,424
Employee benefit obligations	626	630
Other liabilities and deferred credits	1,198	1,200
Total Liabilities	45,438	43,851

Equity
Common stock (2,500,000,000 shares authorized at $0.01 par value) Issued (2024—656,534,809 shares; 2023—654,842,101 shares)
Par value	7	7
Capital in excess of par	19,717	19,650
Treasury stock (at cost: 2024—237,965,626 shares; 2023—224,377,439 shares)	(21,332)	(19,342)
Retained earnings	31,372	30,550
Accumulated other comprehensive loss	(309)	(282)
Total Stockholders’ Equity	29,455	30,583
Noncontrolling interests	1,052	1,067
Total Equity	30,507	31,650
Total Liabilities and Equity	$75,945	75,501
See Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows	Phillips 66

	Millions of Dollars
	Six Months Ended June 30
	2024	2023
Cash Flows From Operating Activities
Net income	$1,781	3,811
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,001	971
Impairments	390	12
Accretion on discounted liabilities	19	13
Deferred income taxes	(200)	265
Undistributed equity earnings	(359)	(566)
Loss on early redemption of debt	2	53
Net gain on dispositions	(237)	(22)
Unrealized investment loss	1	26
Other	(6)	(101)
Working capital adjustments
Accounts and notes receivable	935	1,548
Inventories	(2,800)	(2,939)
Prepaid expenses and other current assets	73	372
Accounts payable	1,558	(923)
Taxes and other accruals	(297)	(366)
Net Cash Provided by Operating Activities	1,861	2,154

Cash Flows From Investing Activities
Capital expenditures and investments	(995)	(929)
Return of investments in equity affiliates	67	119
Proceeds from asset dispositions	687	90
Collection of advances/loans—related parties	2	—
Other	(99)	23
Net Cash Used in Investing Activities	(338)	(697)

Cash Flows From Financing Activities
Issuance of debt	3,619	5,047
Repayment of debt	(3,020)	(2,459)
Issuance of common stock	64	12
Repurchase of common stock	(2,004)	(2,109)
Dividends paid on common stock	(933)	(960)
Distributions to noncontrolling interests	(33)	(125)
Repurchase of noncontrolling interests	—	(3,957)
Other	(82)	(59)
Net Cash Used in Financing Activities	(2,389)	(4,610)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(13)	49

Net Change in Cash and Cash Equivalents	(879)	(3,104)
Cash and cash equivalents at beginning of period	3,323	6,133
Cash and Cash Equivalents at End of Period	$2,444	3,029
See Notes to Consolidated Financial Statements.

Consolidated Statement of Changes in Equity	Phillips 66

	Millions of Dollars
	Three Months Ended June 30
	Attributable to Phillips 66
	Common Stock
	Par Value	Capital in Excess of Par	Treasury Stock	Retained Earnings	Accum. Other Comprehensive Loss	Noncontrolling Interests	Total

March 31, 2024	$7	19,674	(20,489)	30,846	(312)	1,067	30,793
Net income	—	—	—	1,015	—	5	1,020
Other comprehensive income	—	—	—	—	3	—	3
Dividends paid on common stock ($1.15 per share)	—	—	—	(485)	—	—	(485)
Repurchase of common stock	—	—	(843)	—	—	—	(843)
Distributions to noncontrolling interests	—	—	—	—	—	(20)	(20)
Benefit plan activity	—	43	—	(4)	—	—	39
June 30, 2024	$7	19,717	(21,332)	31,372	(309)	1,052	30,507

March 31, 2023	$7	19,795	(16,083)	26,903	(373)	4,667	34,916
Net income	—	—	—	1,697	—	37	1,734
Other comprehensive income	—	—	—	—	101	—	101
Dividends paid on common stock ($1.05 per share)	—	—	—	(474)	—	—	(474)
Repurchase of common stock	—	—	(1,339)	—	—	—	(1,339)
Distributions to noncontrolling interests	—	—	—	—	—	(67)	(67)
Acquisition of noncontrolling interest in DCP LP	—	(378)	—	—	—	(3,479)	(3,857)
Benefit plan activity	—	46	—	(4)	—	4	46
June 30, 2023	$7	19,463	(17,422)	28,122	(272)	1,162	31,060

	Shares
	Three Months Ended June 30
	Common Stock Issued	Treasury Stock

March 31, 2024	656,284,691	232,332,556
Repurchase of common stock	—	5,633,070
Shares issued—share-based compensation	250,118	—
June 30, 2024	656,534,809	237,965,626

March 31, 2023	653,266,184	194,403,868
Repurchase of common stock	—	13,669,459
Shares issued—share-based compensation	95,071	—
June 30, 2023	653,361,255	208,073,327
See Notes to Consolidated Financial Statements.

	Millions of Dollars
	Six Months Ended June 30
	Attributable to Phillips 66
	Common Stock
	Par Value	Capital in Excess of Par	Treasury Stock	Retained Earnings	Accum. Other Comprehensive Loss	Noncontrolling Interests	Total

December 31, 2023	$7	19,650	(19,342)	30,550	(282)	1,067	31,650
Net income	—	—	—	1,763	—	18	1,781
Other comprehensive loss	—	—	—	—	(27)	—	(27)
Dividends paid on common stock ($2.20 per share)	—	—	—	(933)	—	—	(933)
Repurchase of common stock	—	—	(1,990)	—	—	—	(1,990)
Distributions to noncontrolling interests	—	—	—	—	—	(33)	(33)
Benefit plan activity	—	67	—	(8)	—	—	59
June 30, 2024	$7	19,717	(21,332)	31,372	(309)	1,052	30,507

December 31, 2022	$7	19,791	(15,276)	25,432	(460)	4,612	34,106
Net income	—	—	—	3,658	—	153	3,811
Other comprehensive income	—	—	—	—	188	—	188
Dividends paid on common stock ($2.10 per share)	—	—	—	(960)	—	—	(960)
Repurchase of common stock	—	—	(2,146)	—	—	—	(2,146)
Distributions to noncontrolling interests	—	—	—	—	—	(125)	(125)
Acquisition of noncontrolling interest in Phillips 66 Partners LP	—	(378)	—	—	—	(3,479)	(3,857)
Benefit plan activity	—	50	—	(8)	—	1	43
June 30, 2023	$7	19,463	(17,422)	28,122	(272)	1,162	31,060

	Shares
	Six Months Ended June 30
	Common Stock Issued	Treasury Stock

December 31, 2023	654,842,101	224,377,439
Repurchase of common stock	—	13,588,187
Shares issued—share-based compensation	1,692,708	—
June 30, 2024	656,534,809	237,965,626

December 31, 2022	652,373,645	186,529,667
Repurchase of common stock	—	21,543,660
Shares issued—share-based compensation	987,610	—
June 30, 2023	653,361,255	208,073,327
See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements	Phillips 66

Note 1—Interim Financial Information

The unaudited interim financial information presented in the financial statements included in this report is prepared in accordance with generally accepted accounting principles in the United States (GAAP) and includes all known accruals and adjustments necessary, in the opinion of management, for a fair presentation of the consolidated financial position of Phillips 66 and its results of operations and cash flows for the periods presented. Unless otherwise specified, all such adjustments are of a normal and recurring nature. Certain notes and other information have been condensed or omitted from the interim financial statements included in this report. Therefore, these interim financial statements should be read in conjunction with the consolidated financial statements and notes included in our 2023 Annual Report on Form 10-K. The results of operations for the three and six months ended June 30, 2024, are not necessarily indicative of the results expected for the full year.

Certain prior period segment financial information has been recast for comparability. See Note 19—Segment Disclosures and Related Information, for additional information.

Note 2—DCP Midstream, LP Merger (DCP LP Merger)

On June 15, 2023, we completed the acquisition of all publicly held common units of DCP Midstream, LP (DCP LP) pursuant to the terms of the Agreement and Plan of Merger, dated as of January 5, 2023 (DCP LP Merger Agreement). The DCP LP Merger Agreement was entered into with DCP LP, its subsidiaries and its general partner entities, pursuant to which one of our wholly owned subsidiaries merged with and into DCP LP, with DCP LP surviving as a Delaware limited partnership. Under the terms of the DCP LP Merger Agreement, at the effective time of the DCP LP Merger, each publicly held common unit representing a limited partner interest in DCP LP (other than the common units owned by DCP Midstream, LLC and its subsidiaries) issued and outstanding as of immediately prior to the effective time was converted into the right to receive $41.75 per common unit in cash. We accounted for the DCP LP Merger as an equity transaction. The DCP LP Merger increased our aggregate direct and indirect economic interest in DCP LP from 43.3% to 86.8% and our aggregate direct and indirect economic interests in DCP Sand Hills Pipeline, LLC (DCP Sand Hills) and DCP Southern Hills Pipeline, LLC (DCP Southern Hills) increased from 62.2% to 91.2%.

See Note 21—DCP Midstream Class A Segment, for additional information regarding the DCP LP Merger.

Note 3—Business Combinations

On August 1, 2023, our Marketing and Specialties (M&S) segment acquired a marketing business on the U.S. West Coast for total consideration of $272 million. These operations were acquired to support the placement of renewable diesel produced by the Rodeo Renewable Energy Complex (RREC). We finalized the valuation of the assets acquired and the liabilities assumed during the three months ended June 30, 2024, prior to the end of the one-year measurement period on July 31, 2024. For this acquisition, we recorded $146 million of amortizable intangible assets, primarily customer relationships; $82 million of properties, plants and equipment (PP&E), including finance lease right of use assets; $40 million of net working capital; $67 million of goodwill; and $63 million of finance lease liabilities. We did not record any material adjustments to our purchase price allocation during the six months ended June 30, 2024.

Pending Acquisition
On May 17, 2024, we entered into an agreement to acquire Pinnacle Midland Parent LLC to expand our natural gas gathering and processing operations in the Permian Basin. The transaction closed on July 1, 2024, for total cash consideration of $566 million.

Note 4—Sales and Other Operating Revenues

Disaggregated Revenues
The following tables present our disaggregated sales and other operating revenues:

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023
Product Line and Services
Refined petroleum products and renewable fuels	$28,071	26,517	53,810	51,235
Crude oil resales	5,905	4,650	11,483	9,215
Natural gas liquids (NGL) and natural gas	3,583	3,257	6,917	7,678
Services and other*	570	666	1,730	1,358
Consolidated sales and other operating revenues	$38,129	35,090	73,940	69,486

Geographic Location**
United States	$30,464	27,990	58,841	55,055
United Kingdom	3,207	3,251	7,097	7,181
Germany	1,370	1,372	2,673	2,678
Other countries	3,088	2,477	5,329	4,572
Consolidated sales and other operating revenues	$38,129	35,090	73,940	69,486
* Includes derivatives-related activities. See Note 14—Derivatives and Financial Instruments, for additional information.
** Sales and other operating revenues are attributable to countries based on the location of the operations generating the revenues.

Contract-Related Assets and Liabilities
At June 30, 2024 and December 31, 2023, receivables from contracts with customers were $8,919 million and $9,638 million, respectively. Significant noncustomer balances, such as buy/sell receivables and excise tax receivables, were excluded from these amounts.

Our contract-related assets include payments we make to our marketing customers related to incentive programs. An incentive payment is initially recognized as an asset and subsequently amortized as a reduction to revenue over the contract term, which generally ranges from 5 to 15 years. At June 30, 2024 and December 31, 2023, our asset balances related to such payments were $563 million and $537 million, respectively.

Our contract liabilities represent advances from our customers prior to product or service delivery. At June 30, 2024 and December 31, 2023, contract liabilities were $162 million and $187 million, respectively.

Remaining Performance Obligations
Most of our contracts with customers are spot contracts or term contracts with only variable consideration. We do not disclose remaining performance obligations for these contracts as the expected duration is one year or less or because the variable consideration has been allocated entirely to an unsatisfied performance obligation. We also have certain contracts in our Midstream segment that include minimum volume commitments with fixed pricing. At June 30, 2024, the remaining performance obligations related to these minimum volume commitment contracts amounted to $394 million. This amount excludes variable consideration and estimates of variable rate escalation clauses in our contracts with customers, and is expected to be recognized through 2031 with a weighted average remaining life of two years as of June 30, 2024.

Note 5—Credit Losses

We are exposed to credit losses primarily through our sales of refined petroleum products, renewable fuels, renewable feedstocks, crude oil, and NGL and natural gas. We assess each counterparty’s ability to pay for the products we sell by conducting a credit review. The credit review considers our expected billing exposure and timing for payment and the counterparty’s established credit rating or our assessment of the counterparty’s creditworthiness based on our analysis of their financial statements when a credit rating is not available. We also consider contract terms and conditions, country and political risk, and business strategy in our evaluation. A credit limit is established for each counterparty based on the outcome of this review. We may require collateralized asset support or a prepayment to mitigate credit risk.

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

At June 30, 2024 and December 31, 2023, we reported $10,887 million and $11,730 million of accounts and notes receivable, respectively, net of allowances of $73 million and $71 million, respectively. Based on an aging analysis at June 30, 2024, more than 95% of our accounts receivable were outstanding less than 60 days.

We are also exposed to credit losses from off-balance sheet exposures, such as guarantees of joint venture debt and standby letters of credit. See Note 12—Guarantees and Note 13—Contingencies and Commitments, for more information regarding these off-balance sheet exposures.

Note 6—Inventories

Inventories consisted of the following:

	Millions of Dollars
	June 30 2024	December 31 2023

Crude oil and products*	$6,096	3,330
Materials and supplies	426	420
	$6,522	3,750
* Includes feedstocks other than crude oil.

Inventories valued on the last-in, first-out (LIFO) basis totaled $5,929 million and $3,050 million at June 30, 2024 and December 31, 2023, respectively. The estimated excess of current replacement cost over LIFO cost of inventories amounted to approximately $5.9 billion and $5.3 billion at June 30, 2024 and December 31, 2023, respectively.

Certain planned reductions in inventory that are not expected to be replaced by the end of the year cause liquidations of LIFO inventory values. LIFO liquidations did not have a material impact on net income for the three and six months ended June 30, 2024 and 2023.

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

The draft EIS process resumed in August 2022, and in September 2023, the USACE published its draft EIS for public comment. The USACE identified five potential outcomes but did not indicate which one it preferred. The options comprise two “no action” alternatives where the USACE would deny an easement to Dakota Access and require it to shut down the pipeline and either remove the pipe from under Lake Oahe or allow the pipeline to be abandoned-in-place under the lake. The USACE also identified three “action” alternatives; two of them contemplate that the USACE would reissue the easement to Dakota Access under essentially the same terms as 2017 with either the same or a larger volume of oil allowed through the pipeline, while the third alternative would require decommissioning of the current pipeline and construction of a new line 39 miles upstream from the current location.

The public comment period concluded on December 13, 2023. The USACE plans to review the comments and issue its final EIS in early 2025. The Record of Decision will follow within 30 to 60 days after the issuance of the final EIS. The final EIS must be completed before the USACE can reauthorize the easement for the pipeline. If reauthorization occurs, new litigation challenging the reauthorization may be filed.

Dakota Access and ETCO have guaranteed repayment of senior unsecured notes issued by a wholly owned subsidiary of Dakota Access. On April 1, 2024, Dakota Access’ wholly owned subsidiary repaid $1 billion aggregate principal amount of its outstanding senior notes upon maturity. We funded our 25% share of the repayment, or $250 million, with a capital contribution of $171 million in March 2024 and $79 million of distributions we elected not to receive from Dakota Access in the first quarter of 2024. At June 30, 2024, the aggregate principal amount outstanding of Dakota Access’ senior unsecured notes was $850 million.

In addition, Phillips 66 Partners LP (Phillips 66 Partners), a wholly owned subsidiary of Phillips 66, and its co-venturers in Dakota Access also provided a Contingent Equity Contribution Undertaking (CECU) in conjunction with the notes offering. Under the CECU, the co-venturers may be severally required to make proportionate equity contributions to Dakota Access if there is an unfavorable final judgment in the above-mentioned ongoing litigation. At June 30, 2024, our 25% share of the maximum potential equity contributions under the CECU was approximately $215 million. If the pipeline is required to cease operations, it may have a material adverse effect on our results of operations and cash flows. Should operations cease and Dakota Access and ETCO not have sufficient funds to pay its expenses, we also could be required to support our 25% share of the ongoing expenses, including scheduled interest payments on the notes of approximately $10 million annually, in addition to the potential obligations under the CECU at June 30, 2024.

At June 30, 2024, the aggregate book value of our investments in Dakota Access and ETCO was $885 million.

OnCue Holdings, LLC (OnCue)
We hold a 50% interest in OnCue, a joint venture that owns and operates retail convenience stores. We fully guaranteed various debt agreements of OnCue and our co-venturer did not participate in the guarantees. This entity is considered a VIE because our debt guarantees resulted in OnCue not being exposed to all potential losses. We have determined we are not the primary beneficiary because we do not have the power to direct the activities that most significantly impact economic performance. At June 30, 2024, our maximum exposure to loss was $234 million, which represented the book value of our investment in OnCue of $172 million and guaranteed debt obligations of $62 million.

Midstream Investment Dispositions
On June 14, 2024, we sold our 25% ownership interest in Rockies Express Pipeline LLC for approximately $685 million and recognized a before-tax gain of $238 million, which is included in the “Net gain on dispositions” line item on our consolidated statement of income for the three and six months ended June 30, 2024, and is reported in the Midstream segment.

Pending Disposition
On June 21, 2024, we entered into an agreement to sell our ownership interests in certain gathering and processing assets in Louisiana and Alabama for approximately $170 million, which approximates the net book value of the assets being sold. The transaction is expected to close in the third quarter of 2024, subject to completion of customary closing conditions and satisfaction of certain due diligence requirements.

Note 8—Properties, Plants and Equipment

Our gross investment in PP&E and the associated accumulated depreciation and amortization (Accum. D&A) balances were as follows:

	Millions of Dollars
	June 30, 2024			December 31, 2023
	Gross PP&E	Accum. D&A	Net PP&E	Gross PP&E	Accum. D&A	Net PP&E

Midstream	$26,277	5,085	21,192	26,124	4,382	21,742
Chemicals	—	—	—	—	—	—
Refining	21,750	11,374	10,376	23,110	12,150	10,960
Marketing and Specialties	2,013	1,199	814	1,997	1,166	831
Renewable Fuels	3,686	1,624	2,062	2,311	953	1,358
Corporate and Other	1,659	874	785	1,650	829	821
	$55,385	20,156	35,229	55,192	19,480	35,712

We transferred $1 billion in gross PP&E and $656 million of accumulated depreciation and amortization from our Refining segment to our Renewable Fuels segment in connection with a change in composition of our operating segments. See Note 19—Segment Disclosures and Related Information, for information regarding changes to our operating segments.

Note 9—Impairments

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023
Midstream	225	—	284	—
Refining	—	4	105	5
Corporate and Other	—	—	1	7
Total impairments	$225	4	390	12

For the three and six months ended June 30, 2024, we recorded before-tax impairments totaling $225 million and $390 million, respectively, which included before-tax impairments of $224 million reported in our Midstream segment related to certain gathering and processing assets in Texas. The six-month period of 2024 also included $163 million of before-tax impairments recorded in the first quarter of 2024 related to certain crude oil processing and logistics assets in California, of which $104 million was reported in our Refining segment and $59 million was reported in our Midstream segment.

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

	Three Months Ended June 30				Six Months Ended June 30
	2024		2023		2024		2023
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Amounts Attributed to Phillips 66 Common Stockholders (millions):
Net Income Attributable to Phillips 66	$1,015	1,015	1,697	1,697	1,763	1,763	3,658	3,658
Income allocated to participating securities	(3)	(1)	(3)	(1)	(5)	(2)	(6)	—
Net income available to common stockholders	$1,012	1,014	1,694	1,696	1,758	1,761	3,652	3,658

Weighted-average common shares outstanding (thousands):	421,313	422,869	452,752	454,450	424,239	425,914	457,783	459,602
Effect of share-based compensation	1,556	2,865	1,698	1,718	1,675	3,079	1,819	2,304
Weighted-average common shares outstanding—EPS	422,869	425,734	454,450	456,168	425,914	428,993	459,602	461,906

Earnings Per Share of Common Stock (dollars)	$2.39	2.38	3.73	3.72	4.13	4.10	7.95	7.92

Note 11—Debt

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

On June 20, 2023, Phillips 66 Company borrowed $1.25 billion under its delayed draw term loan that matures in June 2026.

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

Related Party Advance Term Loan Agreements

On May 31, 2023, we borrowed $75 million from WRB Refining LP (WRB) through an Advance Term Loan Agreement. The debt matures on May 31, 2038. Borrowings bear interest at a floating rate of 1.042% plus the adjusted term Secured Overnight Financing Rate (SOFR), payable on the last day of each month.

Credit Facilities and Commercial Paper

Phillips 66 and Phillips 66 Company

On June 25, 2024, we entered into a $400 million uncommitted credit facility (the Uncommitted Facility) with Phillips 66 Company as the borrower and Phillips 66 as the guarantor. The Uncommitted Facility contains covenants and events of default customary for unsecured uncommitted facilities. The Uncommitted Facility has no commitment fees or compensating balance requirements. Outstanding borrowings under the Uncommitted Facility bear interest at a rate of either (a) the adjusted term SOFR, (b) the adjusted daily simple SOFR or (c) the reference rate, in each case plus the applicable margin. Each borrowing matures six months from the date of such borrowing. We may at any time prepay outstanding borrowings, in whole or in part, without premium or penalty. At June 30, 2024, $400 million was outstanding under the Uncommitted Facility.

On February 28, 2024, we entered into a new $5 billion revolving credit agreement (the Facility) with Phillips 66 Company as the borrower and Phillips 66 as the guarantor and a scheduled maturity date of February 28, 2029. The Facility replaced our previous $5 billion revolving credit facility dated as of June 23, 2022, with Phillips 66 Company as the borrower and Phillips 66 as the guarantor, and the previous revolving credit facility was terminated. The Facility contains customary covenants similar to the previous revolving credit facility, including a maximum consolidated net debt-to-capitalization ratio of 65% as of the last day of each fiscal quarter. The Facility has customary events of default, such as nonpayment of principal when due; nonpayment of interest, fees or other amounts after grace periods; and violation of covenants. We may at any time prepay outstanding borrowings under the Facility, in whole or in part, without premium or penalty. We have the option to increase the overall capacity to $6 billion, subject to certain conditions. We also have the option to extend the scheduled maturity of the Facility for up to two additional one-year terms, subject to, among other things, the consent of the lenders holding the majority of the commitments and of each lender extending its commitment. Outstanding borrowings under the Facility bear interest at either: (a) the adjusted term SOFR (as described in the Facility) in effect from time to time plus the applicable margin; or (b) the reference rate (as described in the Facility) plus the applicable margin. The pricing levels for the commitment fee and interest-rate margins are determined based on the ratings in effect for our senior unsecured long-term debt from time to time. At June 30, 2024 and December 31, 2023, no amount had been drawn under the Facility or the previous revolving credit facility, respectively.

Phillips 66 also has a $5 billion uncommitted commercial paper program for short-term working capital needs that is supported by the Facility. Commercial paper maturities are contractually limited to less than one year. At June 30, 2024, $899 million of commercial paper had been issued under this program. At December 31, 2023, no borrowings were outstanding under this program.

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

Note 12—Guarantees

At June 30, 2024, we were liable for certain contingent obligations under various contractual arrangements as described below. We recognize a liability for the fair value of our obligation as a guarantor for newly issued or modified guarantees. Unless the carrying amount of the liability is noted below, we have not recognized a liability either because the guarantees were issued prior to December 31, 2002, or because the fair value of the obligation is immaterial. In addition, unless otherwise stated, we are not currently performing with any significance under the guarantees and expect future performance to be either immaterial or have only a remote chance of occurrence.

Lease Residual Value Guarantees
Under the operating lease agreement for our headquarters facility in Houston, Texas, we have the option, at the end of the lease term in September 2025, to request to renew the lease, purchase the facility or assist the lessor in marketing it for resale. We have a residual value guarantee associated with the operating lease agreement with a maximum potential future exposure of $514 million at June 30, 2024. We also have residual value guarantees associated with railcar, airplane and truck leases with maximum potential future exposures totaling $172 million. These leases have remaining terms of one to ten years.

Guarantees of Joint Venture Obligations
In March 2019, Phillips 66 Partners and its co-venturers in Dakota Access provided a CECU in conjunction with a senior unsecured notes offering. See Note 7—Investments, Loans and Long-Term Receivables, for additional information regarding Dakota Access and the CECU.

At June 30, 2024, we also had other guarantees outstanding primarily for our portion of certain joint venture debt, which have remaining terms of up to one year. The maximum potential future exposures under these guarantees were approximately $177 million. Payment would be required if a joint venture defaults on its obligations.

Indemnifications
Over the years, we have entered into various agreements to sell ownership interests in certain corporations, joint ventures and assets that gave rise to indemnifications. Agreements associated with these sales include indemnifications for taxes, litigation, environmental liabilities, permits and licenses, employee claims, and real estate tenant defaults. The provisions of these indemnifications vary greatly. The majority of these indemnifications are related to environmental issues, which generally have indefinite terms and potentially unlimited exposure. At June 30, 2024 and December 31, 2023, the carrying amount of recorded indemnifications was $151 million and $159 million, respectively.

We amortize the indemnification liability over the relevant time period, if one exists, based on the facts and circumstances surrounding each type of indemnity. In cases where the indemnification term is indefinite, we will reverse the liability when we have information to support the reversal. Although it is reasonably possible future payments may exceed amounts recorded, due to the nature of the indemnifications, it is not possible to make a reasonable estimate of the maximum potential amount of future payments. At June 30, 2024 and December 31, 2023, environmental accruals for known contamination of $105 million and $114 million, respectively, were included in the carrying amount of the recorded indemnifications noted above. These environmental accruals were primarily included in the “Asset retirement obligations and accrued environmental costs” line item on our consolidated balance sheet. For additional information about environmental liabilities, see Note 13—Contingencies and Commitments.

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

We are currently participating in environmental assessments and cleanups at numerous federal Superfund and comparable state sites. After an assessment of environmental exposures for cleanup and other costs, we make accruals on an undiscounted basis (except those pertaining to sites acquired in a business combination, which we record on a discounted basis) for planned investigation and remediation activities for sites where it is probable future costs will be incurred and these costs can be reasonably estimated. At June 30, 2024, our total environmental accruals were $448 million, compared with $446 million at December 31, 2023. We expect to incur a substantial amount of these expenditures within the next 30 years. We have not reduced these accruals for possible insurance recoveries. In the future, we may be involved in additional environmental assessments, cleanups and proceedings.

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

At June 30, 2024, we had performance obligations secured by letters of credit and bank guarantees of $1.1 billion related to various purchase and other commitments incident to the ordinary conduct of business.

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

The following table presents the consolidated balance sheet line items that include the fair values of commodity derivative assets and liabilities. The balances in the following table are presented on a gross basis, before the effects of counterparty and collateral netting. However, we have elected to present our commodity derivative assets and liabilities with the same counterparty on a net basis on our consolidated balance sheet when the legal right of offset exists.

	Millions of Dollars
	June 30, 2024				December 31, 2023
	Commodity Derivatives		Effect of Collateral Netting	Net Carrying Value Presented on the Balance Sheet	Commodity Derivatives		Effect of Collateral Netting	Net Carrying Value Presented on the Balance Sheet
	Assets	Liabilities			Assets	Liabilities

Assets
Prepaid expenses and other current assets	$70	—	—	70	2,148	(2,005)	—	143
Other assets	19	(8)	—	11	19	(2)	—	17
Liabilities
Other accruals	3,172	(3,356)	109	(75)	1,034	(1,127)	18	(75)
Other liabilities and deferred credits	22	(23)	3	2	—	(14)	—	(14)
Total	$3,283	(3,387)	112	8	3,201	(3,148)	18	71

At June 30, 2024 and December 31, 2023, there was no material cash collateral received or paid that was not offset on our consolidated balance sheet.

The realized and unrealized gains (losses) incurred from commodity derivatives, and the line items where they appear on our consolidated statement of income, were:

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023

Sales and other operating revenues	$29	210	(173)	260
Other income	30	24	68	10
Purchased crude oil and products	38	(34)	(218)	103
Net gain (loss) from commodity derivative activity	$97	200	(323)	373

The following table summarizes our material net exposures resulting from outstanding commodity derivative contracts. These financial and physical derivative contracts are primarily used to manage price exposure on our underlying operations. The underlying exposures may be from nonderivative positions such as inventory volumes. Financial derivative contracts may also offset physical derivative contracts, such as forward purchase and sales contracts. The percentage of our derivative contract volumes expiring within the next 12 months was more than 90% at June 30, 2024 and December 31, 2023.

	Open Position Long / (Short)
	June 30 2024	December 31 2023
Commodity
Crude oil, refined petroleum products, NGL and renewable feedstocks (millions of barrels)	(51)	(22)
Natural gas (billions of cubic feet)	(6)	(25)

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

The aggregate fair values of all derivative instruments with such credit-risk-related contingent features that were in a liability position were immaterial at June 30, 2024 and December 31, 2023.

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
•Investment in NOVONIX Limited (NOVONIX)—Our investment in NOVONIX is measured at fair value using unadjusted quoted prices available from the Australian Securities Exchange and is therefore categorized as Level 1 in the fair value hierarchy.

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

The carrying values and fair values by hierarchy of our financial assets and liabilities, either carried or disclosed at fair value, including any effects of counterparty and collateral netting, were:

	Millions of Dollars
	June 30, 2024
	Fair Value Hierarchy			Total Fair Value of Gross Assets & Liabilities	Effect of Counterparty Netting	Effect of Collateral Netting	Difference in Carrying Value and Fair Value	Net Carrying Value Presented on the Balance Sheet
	Level 1	Level 2	Level 3
Commodity Derivative Assets
Exchange-cleared instruments	$3,210	—	—	3,210	(3,199)	—	—	11
Physical forward contracts	—	71	2	73	(3)	—	—	70
Rabbi trust assets	154	—	—	154	N/A	N/A	—	154
Investment in NOVONIX	37	—	—	37	N/A	N/A	—	37
	$3,401	71	2	3,474	(3,202)	—	—	272

Commodity Derivative Liabilities
Exchange-cleared instruments	$3,311	—	—	3,311	(3,199)	(112)	—	—
Physical forward contracts	—	75	1	76	(3)	—	—	73
Floating-rate debt	—	1,240	—	1,240	N/A	N/A	—	1,240
Fixed-rate debt, excluding finance leases and software obligations	—	17,497	—	17,497	N/A	N/A	918	18,415
	$3,311	18,812	1	22,124	(3,202)	(112)	918	19,728

	Millions of Dollars
	December 31, 2023
	Fair Value Hierarchy			Total Fair Value of Gross Assets & Liabilities	Effect of Counterparty Netting	Effect of Collateral Netting	Difference in Carrying Value and Fair Value	Net Carrying Value Presented on the Balance Sheet
	Level 1	Level 2	Level 3
Commodity Derivative Assets
Exchange-cleared instruments	$3,075	54	—	3,129	(3,039)	—	—	90
OTC instruments	—	1	—	1	—	—	—	1
Physical forward contracts	—	70	1	71	(2)	—	—	69
Rabbi trust assets	155	—	—	155	N/A	N/A	—	155
Investment in NOVONIX	39	—	—	39	N/A	N/A	—	39
	$3,269	125	1	3,395	(3,041)	—	—	354

Commodity Derivative Liabilities
Exchange-cleared instruments	$3,057	41	—	3,098	(3,039)	(18)	—	41
Physical forward contracts	—	50	—	50	(2)	—	—	48
Floating-rate debt	—	1,915	—	1,915	N/A	N/A	—	1,915
Fixed-rate debt, excluding finance leases and software obligations	—	16,718	—	16,718	N/A	N/A	408	17,126
	$3,057	18,724	—	21,781	(3,041)	(18)	408	19,130

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

Nonrecurring Fair Value Measurements

Equity Investments and PP&E
In the second quarter of 2024, we remeasured the carrying value of the net PP&E and equity method investment in a Texas gathering and processing asset group to fair value. Fair value was determined using a market approach. This valuation resulted in a Level 3 nonrecurring fair value measurement.

Note 16—Pension and Postretirement Plans

The components of net periodic benefit cost for the three and six months ended June 30, 2024 and 2023, were as follows:

	Millions of Dollars
	Pension Benefits				Other Benefits
	2024		2023		2024	2023
	U.S.	Int’l.	U.S.	Int’l.
Components of Net Periodic Benefit Cost
Three Months Ended June 30
Service cost	$29	4	27	3	—	1
Interest cost	29	8	30	8	2	2
Expected return on plan assets	(39)	(11)	(32)	(11)	—	—
Amortization of net actuarial loss (gain)	3	—	3	(1)	(1)	(1)
Settlements	3	—	4	—	—	—
Net periodic benefit (credit) cost*	$25	1	32	(1)	1	2

Six Months Ended June 30
Service cost	$58	7	54	6	1	2
Interest cost	57	16	59	16	4	4
Expected return on plan assets	(77)	(22)	(63)	(21)	—	—
Amortization of net actuarial loss (gain)	6	—	6	(2)	(2)	(3)
Settlements	4	—	14	—	—	—
Net periodic benefit (credit) cost*	$48	1	70	(1)	3	3
* Included in the “Operating expenses” and “Selling, general and administrative expenses” line items on our consolidated statement of income.

During the six months ended June 30, 2024, we contributed $18 million to our U.S. pension and other postretirement benefit plans and $2 million to our international pension plans. We currently expect to make additional contributions of approximately $17 million to our U.S. pension and other postretirement benefit plans and approximately $3 million to our international pension plans during the remainder of 2024. Cash contributions are included in the “Other” line item of the “Cash Flows From Operating Activities” section of our consolidated statement of cash flows.

Note 17—Accumulated Other Comprehensive Loss

Changes in the balances of each component of accumulated other comprehensive loss were as follows:

	Millions of Dollars
	Defined Benefit Plans	Foreign Currency Translation	Hedging	Accumulated Other Comprehensive Loss

December 31, 2023	$(120)	(157)	(5)	(282)
Other comprehensive income (loss) before reclassifications	1	(33)	—	(32)
Amounts reclassified from accumulated other comprehensive loss
Defined benefit plans*
Amortization of net actuarial loss and settlements	5	—	—	5
Foreign currency translation	—	—	—	—
Hedging	—	—	—	—
Net current period other comprehensive income (loss)	6	(33)	—	(27)
June 30, 2024	$(114)	(190)	(5)	(309)

December 31, 2022	$(122)	(336)	(2)	(460)
Other comprehensive income before reclassifications	2	174	—	176
Amounts reclassified from accumulated other comprehensive loss
Defined benefit plans*
Amortization of net actuarial loss and settlements	12	—	—	12
Foreign currency translation	—	—	—	—
Hedging	—	—	—	—
Net current period other comprehensive income	14	174	—	188
June 30, 2023	$(108)	(162)	(2)	(272)
* Included in the computation of net periodic benefit cost. See Note 16—Pension and Postretirement Plans, for additional information.

Note 18—Related Party Transactions

Significant transactions with related parties were:

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023

Operating revenues and other income (a)	$1,188	1,059	2,321	2,363
Purchases (b)	5,188	3,957	10,419	7,656
Operating expenses and selling, general and administrative expenses (c)	77	76	146	148

(a)We sold NGL, other petrochemical feedstocks and solvents to Chevron Phillips Chemical Company LLC (CPChem), gas oil and hydrogen feedstocks to Excel Paralubes LLC (Excel), and refined petroleum products to several of our equity affiliates in the M&S segment, including OnCue and CF United LLC (CF United). We also sold certain feedstocks and intermediate products to WRB and acted as an agent for WRB in supplying crude oil and other feedstocks for a fee. In addition, we charged several of our equity affiliates, including CPChem, for the use of common facilities, such as steam generators, waste and water treaters and warehouse facilities.

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

Note 19—Segment Disclosures and Related Information

Effective April 1, 2024, we changed the internal financial information reviewed by our chief executive officer to evaluate performance and allocate resources to our operating segments. This included changes in the composition of our operating segments, as well as measurement changes for certain activities between our operating segments. The primary effects are summarized below:

•Establishment of a Renewable Fuels operating segment, which includes renewable fuels activities and assets historically reported in our Refining, M&S and Midstream segments.

•Change in method of allocating results for certain Gulf Coast distillate export activities from our M&S segment to our Refining segment.

•Reclassification of certain crude oil and international clean products trading activities between our M&S segment and our Refining segment.

•Change in reporting of our 16% investment in NOVONIX from our Midstream segment to Corporate and Other.

The segment realignment is presented for the three- and six-month periods ended June 30, 2024, with prior periods recast for comparability.

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

3)Refining—Refines crude oil and other feedstocks into petroleum products, such as gasoline, distillates and aviation fuels. This segment includes 11 refineries in the United States and Europe.

4)Marketing and Specialties—Purchases for resale and markets refined products, mainly in the United States and Europe. In addition, this segment includes the manufacturing and marketing of base oils and lubricants.

5)Renewable Fuels—Processes renewable feedstocks into renewable products at the RREC. In addition, this segment also includes the global activities to procure renewable feedstocks, manage certain regulatory credits, and market renewable fuels.

Corporate and Other includes general corporate overhead, interest income, interest expense, our investment in research of new technologies, business transformation restructuring costs, our 16% investment in NOVONIX, and various other corporate activities. Corporate assets include all cash, cash equivalents and income tax-related assets. See Note 22—Restructuring for additional information regarding restructuring costs.

Intersegment sales are at prices that we believe approximate market.

Analysis of Results by Operating Segment

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023
Sales and Other Operating Revenues*
Midstream
Total sales	$4,346	4,124	9,187	9,416
Intersegment eliminations	(720)	(676)	(1,437)	(1,371)
Total Midstream	3,626	3,448	7,750	8,045
Chemicals	—	—	—	—
Refining
Total sales	23,099	22,016	45,008	43,565
Intersegment eliminations	(13,899)	(13,969)	(26,583)	(27,609)
Total Refining	9,200	8,047	18,425	15,956
Marketing and Specialties
Total sales	25,525	23,847	48,127	46,177
Intersegment eliminations	(580)	(623)	(1,098)	(1,294)
Total Marketing and Specialties	24,945	23,224	47,029	44,883
Renewable Fuels
Total sales	1,501	1,235	2,644	2,289
Intersegment eliminations	(1,151)	(873)	(1,926)	(1,705)
Total Renewable Fuels	350	362	718	584
Corporate and Other	8	9	18	18
Consolidated sales and other operating revenues	$38,129	35,090	73,940	69,486
* See Note 4—Sales and Other Operating Revenues, for further details on our disaggregated sales and other operating revenues.

Income (Loss) Before Income Taxes
Midstream	$767	620	1,321	1,336
Chemicals	222	192	427	390
Refining	302	1,175	518	2,769
Marketing and Specialties	415	533	781	896
Renewable Fuels	(55)	68	(110)	142
Corporate and Other	(340)	(344)	(662)	(638)
Consolidated income before income taxes	$1,311	2,244	2,275	4,895

	Millions of Dollars
	June 30 2024	December 31 2023
Total Assets
Midstream	$28,205	29,052
Chemicals	7,667	7,357
Refining	22,021	21,013
Marketing and Specialties	10,672	10,834
Renewable Fuels	3,245	2,012
Corporate and Other	4,135	5,233
Consolidated total assets	$75,945	75,501

Note 20—Income Taxes

Our effective income tax rates for the three and six months ended June 30, 2024, were 22% and 22%, respectively, compared to 23% and 22% for the corresponding periods of 2023, respectively. The decrease in our effective rate for the three months ended June 30, 2024, was primarily attributable to tax benefits from share-based compensation plans, partially offset by an increase in our foreign tax rate.

The effective tax rates for the three and six months ended June 30, 2024, varied from the U.S. federal statutory income tax rate primarily due to state income taxes and the impact of foreign operations, partially offset by the impact of non-taxable earnings and tax benefits from share-based compensation plans.

Note 21—DCP Midstream Class A Segment

DCP Midstream Class A Segment is comprised of the businesses, activities, assets and liabilities of DCP LP, its subsidiaries and its general partner entities. DCP LP is a master limited partnership whose operations currently include producing and fractionating NGL, gathering, compressing, treating and processing natural gas; recovering condensate; and transporting, trading, marketing and storing natural gas and NGL. DCP Midstream Class A Segment is a consolidated VIE as we are the primary beneficiary.

The most significant assets of DCP Midstream Class A Segment that are available to settle only its obligations, along with its most significant liabilities for which its creditors do not have recourse to Phillips 66’s general credit, were:

	Millions of Dollars
	June 30 2024	December 31 2023
Accounts receivable	$507	601
Net properties, plants and equipment	8,967	9,319
Investments and long-term receivables	1,849	1,901
Accounts payable	756	815
Short-term debt	8	357
Long-term debt	3,435	3,759

DCP LP Merger
On June 15, 2023, we completed the DCP LP Merger pursuant to the terms of the DCP LP Merger Agreement, which increased our aggregate direct and indirect economic interest in DCP LP from 43.3% to 86.8%. The DCP LP Merger Agreement was entered into with DCP LP, its subsidiaries and its general partner entities, pursuant to which one of our wholly owned subsidiaries merged with and into DCP LP, with DCP LP surviving as a Delaware limited partnership. Under the terms of the DCP LP Merger Agreement, at the effective time of the DCP LP Merger, each publicly held common unit representing a limited partner interest in DCP LP (other than the common units owned by DCP Midstream, LLC and its subsidiaries) issued and outstanding as of immediately prior to the effective time was converted into the right to receive $41.75 per common unit in cash. We paid $3,796 million in cash consideration to common unitholders, funded with a combination of available cash and debt proceeds. The DCP LP Merger was accounted for as an equity transaction.

Preferred Units
On June 15, 2023, DCP LP redeemed its Series B preferred units at the aggregated liquidation preference of $161 million, which approximated the book value of the preferred units.

Distributions
During the three and six months ended June 30, 2024, DCP LP made cash distributions of $12 million and $24 million, respectively, to a common unit holder other than Phillips 66 and its subsidiaries. During the three and six months ended June 30, 2023, DCP LP made cash distributions of $51 million and $102 million, respectively, to common unit holders other than Phillips 66 and its subsidiaries.

Note 22—Restructuring

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

EXECUTIVE OVERVIEW AND BUSINESS ENVIRONMENT

Phillips 66 is uniquely positioned as a diversified and integrated downstream energy provider operating with Midstream, Chemicals, Refining, Marketing and Specialties (M&S), and Renewable Fuels segments. At June 30, 2024, we had total assets of $75.9 billion. Our common stock trades on the New York Stock Exchange under the symbol PSX.

Executive Overview
In the second quarter of 2024, we reported earnings of $1 billion and cash provided by operating activities of $2.1 billion. During the quarter, we funded capital expenditures and investments of $367 million, repurchased $840 million of common stock, and paid dividends on our common stock of $485 million. Additionally, we received proceeds from an asset disposition of $685 million. We ended the second quarter of 2024 with $2.4 billion of cash and cash equivalents and $4.1 billion of total committed capacity available under our revolving credit facility.

Rodeo Renewable Energy Complex
We completed the conversion of our San Francisco Refinery in Rodeo, California, into the Rodeo Renewable Energy Complex (RREC), expanding commercial scale production of renewable diesel and positioning Phillips 66 as a leader in renewable fuels production. The RREC processes approximately 50,000 barrels per day of renewable feedstocks into renewable fuels, including renewable diesel and renewable jet fuel. The RREC is expected to start producing sustainable aviation fuel in the third quarter of 2024, with the flexibility to produce up to 10,000 barrels per day. The RREC advances our strategy to expand renewable fuels production, lower our carbon footprint, and provide reliable, affordable energy that we expect will create long-term value for our shareholders.

Basis of Presentation
Effective April 1, 2024, we changed the internal financial information reviewed by our chief executive officer to evaluate performance and allocate resources to our operating segments. This included changes in the composition of our operating segments, as well as measurement changes for certain activities between our operating segments. The primary effects are summarized below:

•Establishment of a Renewable Fuels operating segment, which includes renewable fuels activities and assets historically reported in our Refining, M&S and Midstream segments.

•Change in method of allocating results for certain Gulf Coast distillate export activities from our M&S segment to our Refining segment.

•Reclassification of certain crude oil and international clean products trading activities between our M&S segment and our Refining segment.

•Change in reporting of our 16% investment in NOVONIX from our Midstream segment to Corporate and Other.

The segment realignment is presented for the three- and six-month periods ended June 30, 2024, with prior periods recast for comparability.

Business Environment
The Midstream segment includes our Transportation and natural gas liquids (NGL) businesses. Our Transportation business contains fee-based operations not directly exposed to commodity price risk. Our NGL business, including DCP Midstream Class A Segment, DCP Sand Hills Pipeline, LLC (DCP Sand Hills) and DCP Southern Hills, LLC (DCP Southern Hills), contains both fee-based operations and operations directly impacted by NGL and natural gas prices. During the second quarter of 2024, compared with the second quarter of 2023, the NGL composite barrel price increased, partially due to crude oil prices increasing over the same period, while natural gas prices decreased over the same period primarily due to increased production, pipeline maintenance and limited growth in export infrastructure.

The Chemicals segment consists of our 50% equity investment in Chevron Phillips Chemical Company LLC (CPChem). The chemicals and plastics industry is mainly a commodity-based industry where the margins for key products are based on supply and demand, as well as cost factors. The benchmark high-density polyethylene chain margin decreased in the second quarter of 2024, compared with the second quarter of 2023, mainly due to lower polyethylene sales prices as a result of industry oversupply driven by recent capacity additions.

Our Refining segment results are driven by several factors, including market crack spreads, refinery throughput, feedstock costs, product yields, turnaround activity, and other operating costs. Market cracks are used as indicators of refining margins and measure the difference between market prices for refined petroleum products and crude oil. The composite 3:2:1 market crack spread for our business decreased to an average of $18.96 per barrel during the second quarter of 2024, from an average of $28.65 per barrel during the second quarter of 2023. The decrease in the composite market crack spread was primarily driven by higher crude oil costs and lower global prices for gasoline and diesel. The price of U.S. benchmark crude oil, West Texas Intermediate (WTI) at Cushing, Oklahoma, increased to an average of $80.73 per barrel during the second quarter of 2024, from an average of $73.78 per barrel during the second quarter of 2023.

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

Our Renewable Fuels segment consists of the operations and assets of the RREC, as well as the global activities to procure renewable feedstocks, manage certain regulatory credits, and market renewable fuels. Results for our Renewable Fuels segment are impacted by feedstock costs, throughput, and certain regulatory credits, as well as other market factors, largely determined by the relationship between supply and demand, and other operating costs.

RESULTS OF OPERATIONS

Unless otherwise indicated, discussion of results for the three and six months ended June 30, 2024, is based on a comparison with the corresponding periods of 2023.

Consolidated Results

A summary of income (loss) before income taxes by business segment with a reconciliation to net income attributable to Phillips 66 follows:

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023

Midstream	$767	620	1,321	1,336
Chemicals	222	192	427	390
Refining	302	1,175	518	2,769
Marketing and Specialties	415	533	781	896
Renewable Fuels	(55)	68	(110)	142
Corporate and Other	(340)	(344)	(662)	(638)
Income before income taxes	1,311	2,244	2,275	4,895
Income tax expense	291	510	494	1,084
Net income	1,020	1,734	1,781	3,811
Less: net income attributable to noncontrolling interests	5	37	18	153
Net income attributable to Phillips 66	$1,015	1,697	1,763	3,658

Our net income attributable to Phillips 66 in the second quarter of 2024 was $1 billion, compared with $1.7 billion in the second quarter of 2023. Our net income attributable to Phillips 66 for the six months ended June 30, 2024, was $1.8 billion, compared with $3.7 billion for the six months ended June 30, 2023. The decrease in net income attributable to Phillips 66 in both periods was primarily due to a decline in realized refining margins, partially offset by lower income tax expense and a before-tax gain of $238 million recognized in the second quarter of 2024 in our Midstream segment associated with the sale of our 25% ownership interest in Rockies Express Pipeline LLC (REX).

See the “Segment Results” section for additional information on our segment results. Also see Note 20—Income Taxes and Note 7—Investments, Loans and Long-Term Receivables, in the Notes to Consolidated Financial Statements, for additional information on income taxes and the before-tax gain associated with the sale of our 25% ownership interest in REX, respectively.

Statement of Income Analysis

Sales and other operating revenues for the second quarter and six-month period of 2024 increased 9% and 6%, respectively, and purchased crude oil and products increased 13% and 12%, respectively. These increases were mainly due to higher prices for crude oil, partially offset by lower prices for natural gas and refined petroleum products. Additionally, higher refined petroleum product sales volumes contributed to the increase in sales in both periods.

Equity in earnings of affiliates decreased 13% and 14% in the second quarter and six-month period of 2024, respectively. The decrease in both periods was primarily due to lower equity earnings from WRB Refining LP (WRB) and Excel Paralubes LLC (Excel), both primarily due to lower margins. These decreases were partially offset by higher equity earnings from CPChem. See the Chemicals segment analysis in the “Segment Results” section for additional information regarding CPChem.

Net gain on dispositions increased $249 million and $215 million in the second quarter and six-month period of 2024, respectively, primarily due to a before-tax gain of $238 million recognized in the Midstream segment in the second quarter of 2024 associated with the sale of our 25% ownership interest in REX.

Other income decreased 41% in the second quarter of 2024, primarily due to lower interest income as a result of lower cash balances.

Impairments increased $221 million and $378 million in the second quarter and six-month period of 2024, respectively, primarily due to before-tax impairment charges reported in our Midstream segment related to certain gathering and processing assets in Texas. In addition, the six-month period of 2024 included before-tax impairment charges reported in our Refining and Midstream segments totaling $163 million related to certain crude oil processing and logistics assets in California.

Taxes other than income taxes decreased 72% and 44% in the second quarter and six-month period of 2024. The decreases were primarily driven by tax credits received from renewable diesel blending activity.

Interest and debt expense decreased 13% in the second quarter of 2024. The decrease was primarily related to the early redemption of DCP Midstream LP’s (DCP LP) 5.850% junior subordinated notes that occurred in the second quarter of 2023, partially offset by higher average debt principal balances. See Note 11—Debt, in the Notes to Consolidated Financial Statements, for additional information regarding debt.

Income tax expense decreased 43% and 54% in the second quarter and six-month period of 2024, primarily due to lower income before income taxes. See Note 20—Income Taxes, in the Notes to Consolidated Financial Statements, for information regarding our effective income tax rates.

Net income attributable to noncontrolling interests decreased 86% and 88% in the second quarter and six-month period of 2024, respectively. The decrease in both periods relates to before-tax impairment charges reported in our Midstream segment primarily related to certain DCP LP gathering and processing assets in Texas. The decrease in the six-month period of 2024 also reflects the impacts of the acquisition of all publicly held common units of DCP LP (DCP LP Merger) in June 2023. See Note 2—DCP Midstream, LP Merger (DCP LP Merger) and Note 9—Impairments, in the Notes to Consolidated Financial Statements for additional information.

Segment Results

Midstream

	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023

	Millions of Dollars
Income Before Income Taxes
Transportation	$547	285	791	590
NGL	220	335	530	746
Total Midstream	$767	620	1,321	1,336

	Thousands of Barrels Daily
Transportation Volumes
Pipelines*	3,059	3,254	3,019	3,147
Terminals	3,226	3,149	3,168	3,176
Operating Statistics
NGL fractionated**	744	738	712	699
NGL production**	437	444	427	433
Wellhead Volume (billion cubic feet per day)**	4.5	4.5	4.5	4.5
* Pipelines represent the sum of volumes transported through each separately tariffed consolidated pipeline segment, excluding NGL pipelines.
** Includes 100% of DCP Midstream Class A Segment’s volumes.

Market Indicator
Weighted-Average NGL Price (dollars per gallon)*	$0.68	0.61	0.69	0.68
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

Results from our Midstream segment increased $147 million in the second quarter of 2024 and decreased $15 million in the six-month period of 2024.

Results from our Transportation business increased $262 million and $201 million in the second quarter and six-month period of 2024, respectively, primarily due to a before-tax gain of $238 million recognized in the second quarter of 2024 associated with the sale of our 25% ownership interest in REX. See Note 7—Investments, Loans and Long-Term Receivables, in the Notes to Consolidated Financial Statements, for additional information.

Results from our NGL business decreased $115 million and $216 million in the second quarter and six-month period of 2024, respectively, primarily due to before-tax impairment charges associated with certain gathering and processing assets in Texas, partially offset by lower maintenance costs. The decrease in the second quarter of 2024 was also partially offset by improved fractionation results and higher pipeline volumes.

See the “Executive Overview and Business Environment” section for information on market factors impacting this quarter’s results.

Chemicals

	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023

	Millions of Dollars

Income Before Income Taxes	$222	192	427	390

Millions of Pounds

CPChem Externally Marketed Sales Volumes*	6,195	5,892	12,133	11,598
* Represents 100% of CPChem’s outside sales of produced petrochemical products, as well as commission sales from equity affiliates.

Olefins and Polyolefins Capacity Utilization (percent)	98%	98	97	96

The Chemicals segment consists of our 50% interest in CPChem, which we account for under the equity method. CPChem uses NGL and other feedstocks to produce petrochemicals. These products are then marketed and sold or used as feedstocks to produce plastics and other chemicals. CPChem produces and markets ethylene and other olefin products. Ethylene produced is primarily consumed within CPChem for the production of polyethylene, normal alpha olefins and polyethylene pipe. CPChem manufactures and/or markets aromatics and styrenics products, such as benzene, cyclohexane, styrene and polystyrene, as well as manufactures and/or markets a variety of specialty chemical products. Unless otherwise noted, amounts referenced below reflect our net 50% interest in CPChem.

Results from the Chemicals segment increased $30 million and $37 million in the second quarter and six-month period of 2024, respectively. The increase in the second quarter of 2024 was primarily due to higher margins driven by a decrease in feedstock costs, partially offset by lower equity earnings from CPChem’s equity affiliates. The increase in the six-month period of 2024 was primarily due to higher sales volumes, partially offset by lower equity earnings from CPChem’s equity affiliates and decreased margins.

See the “Executive Overview and Business Environment” section for information on market factors impacting CPChem’s results.

Refining

	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023

	Millions of Dollars
Income (Loss) Before Income Taxes
Atlantic Basin/Europe	$15	132	93	260
Gulf Coast	42	313	162	1,042
Central Corridor	243	633	456	1,365
West Coast	2	97	(193)	102
Worldwide	$302	1,175	518	2,769

	Dollars Per Barrel
Income (Loss) Before Income Taxes
Atlantic Basin/Europe	$0.30	2.95	0.95	3.09
Gulf Coast	0.82	6.22	1.64	10.25
Central Corridor	8.69	23.13	8.51	25.57
West Coast	0.10	3.23	(4.27)	1.78
Worldwide	2.00	7.70	1.76	9.33

Realized Refining Margins*
Atlantic Basin/Europe	$8.10	10.64	8.87	13.19
Gulf Coast	7.88	13.22	9.36	17.53
Central Corridor	12.75	22.58	12.66	24.56
West Coast	13.06	15.80	11.77	15.80
Worldwide	10.01	15.55	10.50	18.05
* See the “Non-GAAP Reconciliations” section for a reconciliation of this non-GAAP measure to the most directly comparable measure under generally accepted accounting principles in the United States (GAAP), income (loss) before income taxes per barrel.

	Thousands of Barrels Daily
	Three Months Ended June 30		Six Months Ended June 30
Operating Statistics	2024	2023	2024	2023
Refining operations*
Atlantic Basin/Europe
Crude oil capacity	537	537	537	537
Crude oil processed	527	464	500	454
Capacity utilization (percent)	98%	86	93	84
Refinery production	556	495	539	467
Gulf Coast
Crude oil capacity	529	529	529	529
Crude oil processed	507	498	491	509
Capacity utilization (percent)	96%	94	93	96
Refinery production	571	563	548	572
Central Corridor
Crude oil capacity	531	531	531	531
Crude oil processed	541	498	525	487
Capacity utilization (percent)	102%	94	99	92
Refinery production	564	519	545	507
West Coast**
Crude oil capacity	244	319	244	319
Crude oil processed	227	314	236	298
Capacity utilization (percent)	93%	98	97	93
Refinery production	234	331	246	317
Worldwide
Crude oil capacity	1,841	1,916	1,841	1,916
Crude oil processed	1,802	1,774	1,752	1,748
Capacity utilization (percent)	98%	93	95	92
Refinery production	1,925	1,908	1,878	1,863
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

The Refining segment refines crude oil and other feedstocks into petroleum products, such as gasoline, distillates and aviation fuels, at 11 refineries in the United States and Europe.

Results from our Refining segment decreased $873 million and $2,251 million in the second quarter and six-month period of 2024, respectively, primarily due to lower realized margins, partially offset by higher volumes. The decrease in realized margins in both periods was primarily driven by lower market crack spreads.

Our worldwide refining crude oil capacity utilization rate was 98% and 95% in the second quarter and six-month period of 2024, respectively, compared with 93% and 92% in the second quarter and six-month period of 2023, respectively. See the “Executive Overview and Business Environment” section for information on market factors impacting this quarter’s results.

Marketing and Specialties

	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023

	Millions of Dollars

Income Before Income Taxes	$415	533	781	896

	Dollars Per Barrel
Income Before Income Taxes
U.S.	$1.16	1.82	1.26	1.65
International	5.02	5.31	4.00	4.49

Realized Marketing Fuel Margins*
U.S.	$1.70	2.25	1.65	2.12
International	5.87	6.50	5.38	5.79
* See the “Non-GAAP Reconciliations” section for a reconciliation of this non-GAAP measure to the most directly comparable GAAP measure, income before income taxes per barrel.

	Dollars Per Gallon
U.S. Average Wholesale Prices*
Gasoline	$2.86	2.99	2.74	2.90
Distillates	2.78	2.99	2.81	3.11
* On third-party branded petroleum product sales, excluding excise taxes.

	Thousands of Barrels Daily
Marketing Refined Petroleum Product Sales
Gasoline	1,371	1,242	1,293	1,186
Distillates	1,008	974	988	911
Other	52	35	50	31
	2,431	2,251	2,331	2,128

The M&S segment purchases for resale and markets refined products, such as gasoline, distillates and aviation fuels, mainly in the United States and Europe. In addition, this segment includes the manufacturing and marketing of base oils and lubricants.

Results from the M&S segment decreased $118 million and $115 million in the second quarter and six-month period of 2024, respectively. The decrease in the second quarter of 2024 was primarily driven by lower U.S. marketing fuel margins and decreased equity earnings from affiliates. The decrease in the six-month period of 2024 was primarily due to lower realized marketing fuel margins and decreased equity earnings from affiliates, partially offset by higher U.S. marketing volumes.

See the “Executive Overview and Business Environment” section for information on marketing fuel margins and other market factors impacting this quarter’s results.

Renewable Fuels

	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023

	Millions of Dollars

Income (Loss) Before Income Taxes	$(55)	68	(110)	142

	Thousands of Barrels Daily
Operating Statistics
Total Renewable Fuels Produced	31	10	20	11
Total Renewable Fuel Sales	45	27	40	27

Market Indicators
Chicago Board of Trade (CBOT) soybean oil (dollars per pound)	$0.45	0.53	0.46	0.57
California Low-Carbon Fuel Standard (LCFS) carbon credit (dollars per metric ton)	51.83	81.11	57.85	73.64
California Air Resource Board (CARB) ultra-low-sulfur diesel (ULSD) - San Francisco (dollars per gallon)	2.64	2.44	2.65	2.68
Biodiesel Renewable Identification Number (RIN) (dollars per RIN)	0.51	1.51	0.54	1.57

The Renewable Fuels segment processes renewable feedstocks into renewable products at the RREC. In addition, this segment also includes the global activities to procure renewable feedstocks, manage certain regulatory credits, and market renewable fuels.

Results from the Renewable Fuels segment decreased $123 million and $252 million in the second quarter and six-month period of 2024, respectively. The decrease in the second quarter was primarily driven by higher feedstock and other costs related to the ramp-up of the RREC. The decreases were partially offset by increased renewable fuel sales, as well as tax credits received from renewable diesel blending activity.

The decrease in the six-month period of 2023 was primarily driven by higher feedstock and other costs related to the ramp-up of the RREC, as well as lower benefits from emissions credits. The decreases were partially offset by increased renewable fuel sales, as well as tax credits received from renewable diesel blending activity.

See the “Executive Overview and Business Environment” section for information on market factors impacting this quarter’s results.

Corporate and Other

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023
Loss Before Income Taxes
Net interest expense	$(200)	(182)	(386)	(306)
Corporate overhead and other	(133)	(147)	(274)	(305)
NOVONIX	(7)	(15)	(2)	(27)
Total Corporate and Other	$(340)	(344)	(662)	(638)

Net interest expense consists of interest and financing expense, net of interest income and capitalized interest. Corporate overhead and other includes general and administrative expenses, technology costs, environmental costs associated with sites no longer in operation, business transformation restructuring costs, foreign currency transaction gains and losses, and other costs not directly associated with an operating segment. Corporate and Other also includes the change in the fair value of our investment in NOVONIX.

Net interest expense increased $18 million and $80 million in the second quarter and six-month period of 2024, respectively. The increase in both periods was primarily driven by lower interest income as a result of lower cash balances and higher average debt principal balances, partially offset by lower interest expense primarily related to the $53 million before-tax loss on early redemption of DCP LP’s 5.850% junior subordinated notes in May 2023. See Note 11—Debt, in the Notes to Consolidated Financial Statements, for additional information.

Corporate overhead and other costs decreased $14 million and $31 million in the second quarter and six-month period of 2024, respectively, primarily due to a decrease in consulting fees associated with our business transformation.

The fair value of our investment in NOVONIX declined by $7 million in the second quarter of 2024, compared with a decline of $15 million in the second quarter of 2023. The fair value of our investment in NOVONIX declined by $2 million in the six-month period of 2024, compared with a decline of $27 million in the six-month period of 2023.

CAPITAL RESOURCES AND LIQUIDITY

Financial Indicators

	Millions of Dollars, Except as Indicated
	June 30 2024	December 31 2023

Cash and cash equivalents	$2,444	3,323
Short-term debt	2,780	1,482
Total debt	19,960	19,359
Total equity	30,507	31,650
Percent of total debt to capital*	40%	38
Percent of floating-rate debt to total debt	6%	10
* Capital includes total debt and total equity.

To meet our short- and long-term liquidity requirements, we use a variety of funding sources but rely primarily on cash generated from operating activities and debt financing. During the first six months of 2024, we generated $1.9 billion of cash from operations. We received proceeds from an asset disposition of $685 million. Additionally, proceeds from debt issuances, net of debt repayments, were $599 million. We used available cash primarily to repurchase shares of our common stock for $2 billion, fund capital expenditures and investments of $995 million, and pay dividends on our common stock of $933 million. During the first six months of 2024, cash and cash equivalents decreased to $2.4 billion. At this time, we believe that our cash on hand, as well as the sources of liquidity described herein, will be sufficient to fund our obligations over the short- and long-term.

Significant Sources of Capital

Operating Activities
During the first six months of 2024, cash generated by operating activities was $1.9 billion, compared with $2.2 billion for the first six months of 2023. The decrease was primarily due to lower earnings, primarily driven by a decline in realized refining margins, partially offset by more favorable working capital impacts.

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

The level and quality of output from our refineries also impacts our cash flows. Factors such as operating efficiency, maintenance turnarounds, market conditions, feedstock availability, and weather conditions can affect output. We actively manage the operations of our refineries, and any variability in their operations typically has not been as significant to cash flows as that caused by changes in margins and prices.

Equity Affiliate Operating Distributions
Our operating cash flows are also impacted by distribution decisions made by our equity affiliates. During the first six months of 2024, cash from operations included aggregate distributions of $656 million from our equity affiliates, while cash from operations during the first six months of 2023 included aggregate distributions of $608 million from our equity affiliates. We cannot control the amount of future dividends from equity affiliates; therefore, future dividend payments by these equity affiliates are not assured.

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

On June 20, 2023, Phillips 66 Company borrowed $1.25 billion under its delayed draw term loan that matures in June 2026.

On March 29, 2023, Phillips 66 Company, a wholly owned subsidiary of Phillips 66, issued $1.25 billion aggregate principal amount of senior unsecured notes that are fully and unconditionally guaranteed by Phillips 66. The senior unsecured notes issuance consisted of:

•$750 million aggregate principal amount of 4.950% Senior Notes due December 2027 (2027 Notes).
•$500 million aggregate principal amount of 5.300% Senior Notes due June 2033 (2033 Notes).

Related Party Advance Term Loan Agreement
On May 31, 2023, we borrowed $75 million from WRB through an Advance Term Loan Agreement. The debt matures on May 31, 2038. Borrowings bear interest at a floating rate of 1.042% plus the adjusted term Secured Overnight Financing Rate (SOFR), payable on the last day of each month.

Credit Facilities and Commercial Paper

Phillips 66 and Phillips 66 Company
On June 25, 2024, we entered into a $400 million uncommitted credit facility (the Uncommitted Facility) with Phillips 66 Company as the borrower and Phillips 66 as the guarantor. The Uncommitted Facility contains covenants and events of default customary for unsecured uncommitted facilities. The Uncommitted Facility has no commitment fees or compensating balance requirements. Outstanding borrowings under the Uncommitted Facility bear interest at a rate of either (a) the adjusted term SOFR, (b) the adjusted daily simple SOFR or (c) the reference rate, in each case plus the applicable margin. Each borrowing matures six months from the date of such borrowing. We may at any time prepay outstanding borrowings, in whole or in part, without premium or penalty. At June 30, 2024, $400 million was outstanding under the Uncommitted Facility.

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

At June 30, 2024 and December 31, 2023, no amount had been drawn under the Facility or the previous revolving credit facility, respectively.

Phillips 66 also has a $5 billion uncommitted commercial paper program for short-term working capital needs that is supported by the Facility. Commercial paper maturities are contractually limited to less than one year. At June 30, 2024, $899 million of commercial paper had been issued under this program. At December 31, 2023, no borrowings were outstanding under this program.

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

Total Committed Capacity Available
At June 30, 2024 and December 31, 2023, we had approximately $4.1 billion and $6.4 billion, respectively, of total committed capacity available under the credit facilities described above.

Dispositions
On June 14, 2024, we sold our 25% ownership interest in REX for approximately $685 million. See Note 7—Investments, Loans and Long-Term Receivables, in the Notes to Consolidated Financial Statements, for additional information.

Pending Disposition
On June 21, 2024, we entered into an agreement to sell our ownership interests in certain gathering and processing assets in Louisiana and Alabama for approximately $170 million, which approximates the net book value of the assets being sold. The transaction is expected to close in the third quarter of 2024, subject to completion of customary closing conditions and satisfaction of certain due diligence requirements.

Off-Balance Sheet Arrangements

Lease Residual Value Guarantees
Under the operating lease agreement for our headquarters facility in Houston, Texas, we have the option, at the end of the lease term in September 2025, to request to renew the lease, purchase the facility or assist the lessor in marketing it for resale. We have a residual value guarantee associated with the operating lease agreement with a maximum potential future exposure of $514 million at June 30, 2024. We also have residual value guarantees associated with railcar, airplane and truck leases with maximum potential future exposures totaling $172 million. These leases have remaining terms of one to ten years.

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

The draft EIS process resumed in August 2022, and in September 2023, the USACE published its draft EIS for public comment. The USACE identified five potential outcomes but did not indicate which one it preferred. The options comprise two “no action” alternatives where the USACE would deny an easement to Dakota Access and require it to shut down the pipeline and either remove the pipe from under Lake Oahe or allow the pipeline to be abandoned-in-place under the lake. The USACE also identified three “action” alternatives; two of them contemplate that the USACE would reissue the easement to Dakota Access under essentially the same terms as 2017 with either the same or a larger volume of oil allowed through the pipeline, while the third alternative would require decommissioning of the current pipeline and construction of a new line 39 miles upstream from the current location.

The public comment period concluded on December 13, 2023. The USACE plans to review the comments and issue its final EIS in early 2025. The Record of Decision will follow within 30 to 60 days after the issuance of the final EIS. The final EIS must be completed before the USACE can reauthorize the easement for the pipeline. If reauthorization occurs, new litigation challenging the reauthorization may be filed.

Dakota Access and ETCO have guaranteed repayment of senior unsecured notes issued by a wholly owned subsidiary of Dakota Access. On April 1, 2024, Dakota Access’ wholly owned subsidiary repaid $1 billion aggregate principal amount of its outstanding senior notes upon maturity. We funded our 25% share of the repayment, or $250 million, with a capital contribution of $171 million in March 2024 and $79 million of distributions we elected not to receive from Dakota Access in the first quarter of 2024. At June 30, 2024, the aggregate principal amount outstanding of Dakota Access’ senior unsecured notes was $850 million.

In addition, Phillips 66 Partners LP (Phillips 66 Partners), a wholly owned subsidiary of Phillips 66, and its co-venturers in Dakota Access also provided a Contingent Equity Contribution Undertaking (CECU) in conjunction with the notes offering. Under the CECU, the co-venturers may be severally required to make proportionate equity contributions to Dakota Access if there is an unfavorable final judgment in the above-mentioned ongoing litigation. At June 30, 2024, our 25% share of the maximum potential equity contributions under the CECU was approximately $215 million. If the pipeline is required to cease operations, it may have a material adverse effect on our results of operations and cash flows. Should operations cease and Dakota Access and ETCO not have sufficient funds to pay its expenses, we also could be required to support our 25% share of the ongoing expenses, including scheduled interest payments on the notes of approximately $10 million annually, in addition to the potential obligations under the CECU at June 30, 2024.

See Note 12—Guarantees, in the Notes to Consolidated Financial Statements, for additional information regarding our guarantees.

Capital Requirements

Capital Expenditures and Investments
For information about our capital expenditures and investments, see the “Capital Spending” section below.

Debt Financing
Our debt balance at June 30, 2024 and December 31, 2023, was $20 billion and $19.4 billion, respectively. Our total debt-to-capital ratio was 40% and 38% at June 30, 2024 and December 31, 2023, respectively.

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

DCP LP Cash Distributions to Unitholders
DCP LP’s partnership agreement requires it to distribute all available cash within 45 days after the end of each quarter. During the six months ended June 30, 2024 and June 30, 2023, DCP LP made cash distributions of $24 million and $102 million, respectively, to common unit holders other than Phillips 66 and its subsidiaries.

Pending Acquisition
On May 17, 2024, we entered into an agreement to acquire Pinnacle Midland Parent LLC to expand our natural gas gathering and processing operations in the Permian Basin. The transaction closed on July 1, 2024, for total cash consideration of $566 million.

Dividends
On April 3, 2024, our Board of Directors declared a quarterly cash dividend of $1.15 per common share. This dividend was paid on June 3, 2024, to shareholders of record as of the close of business on May 20, 2024. On July 10, 2024, our Board of Directors declared a quarterly cash dividend of $1.15 per common share. This dividend is payable on September 3, 2024, to shareholders of record as of the close of business on August 20, 2024.

Share Repurchases
Since July 2012, our Board of Directors has authorized an aggregate of $25 billion of repurchases of our outstanding common stock under our share repurchase program. Our share repurchase authorizations do not expire. Any future share repurchases will be made at the discretion of management and will depend on various factors including our share price, results of operations, financial condition and cash required for future business plans. For the six months ended June 30, 2024, we repurchased 13.6 million shares at an aggregate cost of approximately $2 billion. Since July 2012, we have repurchased 227.4 million shares under our share repurchase program at an aggregate cost of $20.1 billion. Shares of stock repurchased are held as treasury shares.

Employee Benefit Plan Contributions
During the six months ended June 30, 2024, we contributed $18 million to our U.S. pension and other postretirement benefit plans and $2 million to our international pension plans. We currently expect to make additional contributions of approximately $17 million to our U.S. pension and other postretirement benefit plans and approximately $3 million to our international pension plans during the remainder of 2024.

Capital Spending

	Millions of Dollars
	Six Months Ended June 30
	2024	2023
Capital Expenditures and Investments
Midstream	$351	300
Chemicals	—	—
Refining	240	256
Marketing and Specialties	35	36
Renewable Fuels	345	300
Corporate and Other	24	37
Total Capital Expenditures and Investments	$995	929

Selected Equity Affiliates*
CPChem	400	519
WRB	53	92
	$453	611
* Our share of joint ventures’ capital spending.

Midstream
During the first six months of 2024, capital spending in our Midstream segment included:

•A contribution to Dakota Access to fund our 25% share of Dakota Access’ debt repayment.

•Expansion of gathering systems in the DJ Basin and Permian Basin.

•Spending associated with other return projects, well connections, reliability and maintenance projects.

Chemicals
During the first six months of 2024, on a 100% basis, CPChem’s capital expenditures and investments were $800 million. The capital spending was primarily for the development of petrochemical projects on the U.S. Gulf Coast and in the Middle East, as well as sustaining, debottlenecking and optimization projects on existing assets. CPChem’s capital program was self-funded, and we expect CPChem to continue self-funding its capital program for the remainder of 2024.

Refining
Capital spending for the Refining segment during the first six months of 2024 was primarily for projects to enhance the yield of higher-value products and sustain the reliability and safety of our facilities.

Major capital activities included:

•Installation of facilities to improve market capture at the Bayway, Lake Charles and Sweeny refineries, as well as the jointly owned Wood River Refinery.

•Capital spending to improve reliability at the Humber, Lake Charles and Sweeny refineries.

Marketing and Specialties
Capital spending for the M&S segment during the first six months of 2024 was primarily for the continued development and enhancement of retail sites in Europe, spend associated with marketing and commercial fleet fueling businesses on the U.S. West Coast, and marketing-related information technology enhancements.

Renewable Fuels
Capital spending for the Renewable Fuels segment during the first six months of 2024 was related to the construction of facilities to produce renewable fuels at the RREC.

Corporate and Other
Capital spending for Corporate and Other during the first six months of 2024 was primarily related to information technology.

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

We are required to purchase RINs in the open market to satisfy the portion of our obligation under the Renewable Fuel Standard (RFS) that is not fulfilled by blending renewable fuels into the motor fuels we produce. For the six months ended June 30, 2024 and 2023, we incurred expenses of $96 million and $293 million, respectively, associated with our obligation to purchase RINs in the open market to comply with the RFS for our wholly owned refineries. These expenses are included in the “Purchased crude oil and products” line item on our consolidated statement of income. Our jointly owned refineries also incurred expenses associated with the purchase of RINs in the open market, of which our share was $114 million and $217 million for the six months ended June 30, 2024 and 2023, respectively. These expenses are included in the “Equity in earnings of affiliates” line item on our consolidated statement of income. The amount of these expenses and fluctuations between periods is primarily driven by the market price of RINs, refinery production, blending activities and renewable volume obligation requirements.

We occasionally receive requests for information or notices of potential liability from the Environmental Protection Agency (EPA) and state environmental agencies alleging that we are a potentially responsible party under the Federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or an equivalent state statute. On occasion, we also have been made a party to cost recovery litigation by those agencies or by private parties. These requests, notices and lawsuits assert potential liability for remediation costs at various sites that typically are not owned by us, but allegedly contain wastes attributable to our past operations. At December 31, 2023, we had been notified of potential liability under CERCLA and comparable state laws at 21 sites within the United States. During the second quarter of 2024, our legal organization approved the removal of two sites, thus, leaving 19 unresolved sites with potential liability at June 30, 2024.

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

GUARANTOR FINANCIAL INFORMATION

We have various cross guarantees between Phillips 66 and its wholly owned subsidiary Phillips 66 Company (together, the Obligor Group) with respect to publicly held debt securities. Phillips 66 conducts substantially all of its operations through subsidiaries, including Phillips 66 Company, and those subsidiaries generate substantially all of its operating income and cash flow. Phillips 66 has fully and unconditionally guaranteed the payment obligations of Phillips 66 Company with respect to its publicly held debt securities. In addition, Phillips 66 Company has fully and unconditionally guaranteed the payment obligations of Phillips 66 with respect to its publicly held debt securities. All guarantees are full and unconditional. At June 30, 2024, $14 billion of senior unsecured notes outstanding has been guaranteed by the Obligor Group.

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

The summarized results of operations for the six months ended June 30, 2024, and the summarized financial position at June 30, 2024 and December 31, 2023, for the Obligor Group on a combined basis were:

Summarized Combined Statement of Income	Millions of Dollars
Six Months Ended June 30, 2024
Sales and other operating revenues	$56,060
Revenues and other income—non-guarantor subsidiaries	5,670
Purchased crude oil and products—third parties	33,302
Purchased crude oil and products—related parties	10,369
Purchased crude oil and products—non-guarantor subsidiaries	14,249
Income before income taxes	726
Net income	593

Summarized Combined Balance Sheet	Millions of Dollars
	June 30 2024	December 31 2023
Accounts and notes receivable—third parties	$5,227	6,716
Accounts and notes receivable—related parties	1,689	1,152
Due from non-guarantor subsidiaries, current	1,577	1,827
Total current assets	15,628	14,260
Investments and long-term receivables	11,043	11,242
Net properties, plants and equipment	12,340	12,242
Goodwill	1,047	1,047
Due from non-guarantor subsidiaries, noncurrent	1,056	2,995
Other assets associated with non-guarantor subsidiaries	1,467	1,666
Total noncurrent assets	28,798	31,010
Total assets	44,426	45,270

Due to non-guarantor subsidiaries, current	$4,018	3,153
Total current liabilities	15,348	13,162
Long-term debt	13,151	13,459
Due to non-guarantor subsidiaries, noncurrent	9,146	10,061
Total noncurrent liabilities	27,978	29,234
Total liabilities	43,326	42,396
Total equity	1,100	2,874
Total liabilities and equity	44,426	45,270

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

	Millions of Dollars, Except as Indicated
Realized Refining Margins	Atlantic Basin/ Europe	Gulf Coast	Central Corridor	West Coast	Worldwide

Three Months Ended June 30, 2024
Income before income taxes	$15	42	243	2	302
Plus:
Taxes other than income taxes	15	19	22	18	74
Depreciation, amortization and impairments	51	64	44	44	203
Selling, general and administrative expenses	12	9	25	5	51
Operating expenses	264	269	142	209	884
Equity in (earnings) losses of affiliates	2	—	(35)	—	(33)
Other segment (income) expense, net	18	1	(22)	2	(1)
Proportional share of refining gross margins contributed by equity affiliates	32	—	228	—	260
Realized refining margins	$409	404	647	280	1,740

Total processed inputs (thousands of barrels)	50,545	51,204	27,994	21,553	151,296
Adjusted total processed inputs (thousands of barrels)*	50,545	51,204	50,805	21,553	174,107

Income before income taxes per barrel (dollars per barrel)**	$0.30	0.82	8.69	0.10	2.00
Realized refining margins (dollars per barrel)***	8.10	7.88	12.75	13.06	10.01

Three Months Ended June 30, 2023
Income before income taxes	$132	313	633	97	1,175
Plus:
Taxes other than income taxes	17	25	26	27	95
Depreciation, amortization and impairments	53	62	39	53	207
Selling, general and administrative expenses	9	4	17	7	37
Operating expenses	236	249	157	291	933
Equity in (earnings) losses of affiliates	2	—	(119)	—	(117)
Other segment (income) expense, net	6	12	(8)	1	11
Proportional share of refining gross margins contributed by equity affiliates	22	—	313	—	335
Realized refining margins	$477	665	1,058	476	2,676

Total processed inputs (thousands of barrels)	44,781	50,266	27,370	30,154	152,571
Adjusted total processed inputs (thousands of barrels)*	44,781	50,266	46,841	30,154	172,042

Income before income taxes per barrel (dollars per barrel)**	$2.95	6.22	23.13	3.23	7.70
Realized refining margins (dollars per barrel)***	10.64	13.22	22.58	15.80	15.55
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

	Millions of Dollars, Except as Indicated
Realized Refining Margins	Atlantic Basin/ Europe	Gulf Coast	Central Corridor	West Coast	Worldwide

Six Months Ended June 30, 2024
Income (loss) before income taxes	$93	162	456	(193)	518
Plus:
Taxes other than income taxes	39	57	50	49	195
Depreciation, amortization and impairments	103	126	88	200	517
Selling, general and administrative expenses	15	15	49	10	89
Operating expenses	515	570	285	467	1,837
Equity in (earnings) losses of affiliates	3	(1)	(143)	—	(141)
Other segment (income) expense, net	31	2	(62)	(2)	(31)
Proportional share of refining gross margins contributed by equity affiliates	65	—	526	—	591
Special items:
Legal settlement	—	(7)	—	—	(7)
Realized refining margins	$864	924	1,249	531	3,568

Total processed inputs (thousands of barrels)	97,456	98,696	53,652	45,192	294,996
Adjusted total processed inputs (thousands of barrels)*	97,456	98,696	98,717	45,192	340,061

Income before income taxes per barrel (dollars per barrel)**	$0.95	1.64	8.51	(4.27)	1.76
Realized refining margins (dollars per barrel)***	8.87	9.36	12.66	11.77	10.50

Six Months Ended June 30, 2023
Income before income taxes	$260	1,042	1,365	102	2,769
Plus:
Taxes other than income taxes	40	58	51	58	207
Depreciation, amortization and impairments	103	122	77	105	407
Selling, general and administrative expenses	20	8	38	15	81
Operating expenses	600	535	323	631	2,089
Equity in (earnings) losses of affiliates	4	(1)	(319)	—	(316)
Other segment (income) expense, net	36	17	(12)	(3)	38
Proportional share of refining gross margins contributed by equity affiliates	48	—	716	—	764
Realized refining margins	$1,111	1,781	2,239	908	6,039

Total processed inputs (thousands of barrels)	84,253	101,615	53,374	57,464	296,706
Adjusted total processed inputs (thousands of barrels)*	84,253	101,615	91,156	57,464	334,488

Income before income taxes per barrel (dollars per barrel)**	$3.09	10.25	25.57	1.78	9.33
Realized refining margins (dollars per barrel)***	13.19	17.53	24.56	15.80	18.05
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

	Millions of Dollars, Except as Indicated
	Three Months Ended June 30, 2024		Three Months Ended June 30, 2023
	U.S.	International	U.S.	International
Realized Marketing Fuel Margins
Income before income taxes	$223	145	321	152
Plus:
Depreciation and amortization	9	18	3	21
Selling, general and administrative expenses	217	63	204	62
Equity in earnings of affiliates	(12)	(29)	(12)	(30)
Other operating revenues*	(123)	(9)	(122)	(8)
Other expense, net	14	(2)	3	5
Marketing margins	328	186	397	202
Less: margin for nonfuel related sales	—	16	—	16
Realized marketing fuel margins	$328	170	397	186

Total fuel sales volumes (thousands of barrels)	192,398	28,893	176,349	28,605

Income before income taxes per barrel (dollars per barrel)	$1.16	5.02	1.82	5.31
Realized marketing fuel margins (dollars per barrel)**	1.70	5.87	2.25	6.50
* Includes other nonfuel revenues.
** Realized marketing fuel margins per barrel, as presented, are calculated using the underlying realized marketing fuel margin amounts, in dollars, divided by sales volumes, in barrels. As such, recalculated per barrel amounts using the rounded margins and barrels presented may differ from the presented per barrel amounts.

	Millions of Dollars, Except as Indicated
	Six Months Ended June 30, 2024		Six Months Ended June 30, 2023
	U.S.	International	U.S.	International
Realized Marketing Fuel Margins
Income before income taxes	$465	226	543	253
Plus:
Depreciation and amortization	19	36	6	39
Selling, general and administrative expenses	403	127	384	123
Equity in earnings of affiliates	(14)	(53)	(15)	(53)
Other operating revenues*	(231)	(15)	(231)	(18)
Other expense, net	25	13	9	10
Special items:
Legal settlement	(59)	—	—	—
Marketing margins	608	334	696	354
Less: margin for nonfuel related sales	—	29	—	28
Realized marketing fuel margins	$608	305	696	326

Total fuel sales volumes (thousands of barrels)	367,667	56,483	329,011	56,333

Income before income taxes per barrel (dollars per barrel)	$1.26	4.00	1.65	4.49
Realized marketing fuel margins (dollars per barrel)**	1.65	5.38	2.12	5.79
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
We based these forward-looking statements on our current expectations, estimates and projections about us, our operations, our joint ventures and entities in which we have equity interests, as well as the industries in which we and they operate, and our sustainability-related plans and goals. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report, as they are not guarantees of future performance and involve assumptions that, while made in good faith, may prove to be incorrect, and involve risks and uncertainties we cannot predict. In addition, we based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, our actual outcomes and results may differ materially from what we have expressed or forecasted in any forward-looking statement. Our sustainability-related goals are not guarantees or promises and may change. Statements regarding our goals are not guarantees or promises that they will be met. The information included in, and any issues identified as material for purposes of, our sustainability reports shall not be considered material for U.S. Securities and Exchange Commission (SEC) reporting purposes. Factors that could cause actual results to differ materially from those in our forward-looking statements include:
•Fluctuations in market conditions and demand impacting the prices of NGL, crude oil, refined petroleum products, renewable fuels, renewable feedstocks and natural gas prices and changes in refined product, marketing and petrochemical margins.
•Changes in governmental policies relating to NGL, crude oil, natural gas, refined petroleum or renewable fuels products pricing, regulation or taxation, including exports.
•Capacity constraints in, or other limitations on, the pipelines, storage and fractionation facilities to which we deliver natural gas or NGL and the availability of alternative markets and arrangements for our natural gas and NGL.
•Actions taken by OPEC and non-OPEC oil producing countries impacting crude oil production and correspondingly, commodity prices.
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
•Changes in the cost or availability of adequate and reliable transportation for our NGL, crude oil, natural gas and refined petroleum and renewable fuels products.
•The level and success of producers’ drilling plans and the amount and quality of production volumes around our midstream assets.
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

•Domestic and international economic and political developments including armed hostilities, such as the Russia-Ukraine war, instability in the financial services and banking sector, excess inflation, expropriation of assets and changes in fiscal policy, including interest rates.
•The impact on commercial activity and demand for our products from any widespread public health crisis, as well as the extent and duration of recovery of economies and demand for our products following any such crisis.
•Failure to complete definitive agreements and feasibility studies for, and to complete construction of, announced and future capital projects on time and within budget.
•Our ability to successfully complete, or any material delay in the completion of, asset dispositions or acquisitions that we pursue.
•Potential disruption or interruption of our operations or those of our joint ventures due to litigation or governmental or regulatory action.
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
•The factors generally described in Item 1A.—Risk Factors in our 2023 Annual Report on Form 10-K.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our commodity price risk and interest rate risk at June 30, 2024, did not differ materially from the risks disclosed under Item 7A of our 2023 Annual Report on Form 10-K.

Item 4.   CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported within the time periods specified in U.S. Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. As of June 30, 2024, with the participation of management, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer carried out an evaluation, pursuant to Rule 13a-15(b) of the Act, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of June 30, 2024.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, in the quarterly period ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

From time to time, we may be involved in litigation and claims arising out of our operations in the normal course of business. Additionally, we have elected a $300,000 threshold to disclose certain proceedings arising under federal, state or local environmental laws when a governmental authority is a party to the proceedings. During the second quarter of 2024, no such new matters arose and there was one material development with respect to matters previously reported but still unresolved, which is described below. We do not currently believe that the eventual outcome of any matters previously reported but still unresolved, individually or in the aggregate, could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

Material Development to Matter Previously Reported
In 2018, the Colorado Department of Public Health and Environment (CDPHE) issued a Compliance Advisory in relation to an improperly permitted facility flare and related air emissions from flare operations at one of DCP Operating Company LP’s (DCP Operating LP) gas processing plants, which DCP Operating LP self-disclosed to CDPHE in December 2017. Following information exchanges and discussions with CDPHE, a resolution was proposed pursuant to which the plant’s air permit would be revised, and DCP Operating LP would be assessed an administrative penalty and economic benefit payment. A revised air permit was issued in May 2019, but the parties had not yet entered into a final settlement agreement to complete the matter. Subsequently, in July 2020, CDPHE issued a Notice of Violation (NOV) in relation to amine treater emissions at this plant, which DCP Operating LP self-disclosed to CDPHE in April 2020. Two additional and related NOVs were then issued in 2021 and 2023. A final order was reached with the State in May 2024 with a penalty of $3.8 million. As part of the settlement, DCP Operating LP will install emissions management equipment that will address the alleged violations.

See “Dakota Access, LLC (Dakota Access) and Energy Transfer Crude Oil Company, LLC (ETCO)” section of Note 7—Investments, Loans and Long-Term Receivables and Note 13—Contingencies and Commitments, in the Notes to Consolidated Financial Statements, for additional information regarding Legal Proceedings and other regulatory actions.

Item 1A.   RISK FACTORS

There have been no material changes from the risk factors disclosed in Item 1A of our 2023 Annual Report on Form 10-K.

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

				Millions of Dollars
Period	Total Number of Shares Purchased*	Average Price Paid per Share**	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs***	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2024	2,121,873	$162.05	2,121,873	$5,414
May 1-31, 2024	1,778,224	145.20	1,778,224	5,156
June 1-30, 2024	1,732,973	139.43	1,732,973	4,914
Total	5,633,070	$149.77	5,633,070
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

Item 5.   OTHER INFORMATION

During the quarter ended June 30, 2024, no director or Section 16 officer adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408(a) of Regulation S-K).

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

PHILLIPS 66

/s/ Ann M. Kluppel
Ann M. Kluppel Vice President and Controller (Chief Accounting and Duly Authorized Officer)

Date: July 30, 2024