Form 10-Q
period 2024-09-30
Phillips 66
filed 2024-10-29
CIK 1534701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	001-35349

Phillips 66
(Exact name of registrant as specified in its charter)

Delaware	45-3779385
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The registrant had 412,989,227 shares of common stock, $0.01 par value, outstanding as of September 30, 2024.

PHILLIPS 66

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Consolidated Statement of Income	Phillips 66

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023
Revenues and Other Income
Sales and other operating revenues	$35,528	39,643	109,468	109,129
Equity in earnings of affiliates	549	562	1,564	1,736
Net gain on dispositions	2	102	239	124
Other income	84	15	239	162
Total Revenues and Other Income	36,163	40,322	111,510	111,151

Costs and Expenses
Purchased crude oil and products	32,194	34,330	99,208	94,242
Operating expenses	1,499	1,633	4,358	4,595
Selling, general and administrative expenses	1,194	669	2,303	1,867
Depreciation and amortization	543	488	1,544	1,459
Impairments	29	3	419	15
Taxes other than income taxes	53	171	267	552
Accretion on discounted liabilities	8	6	27	19
Interest and debt expense	229	221	687	679
Foreign currency transaction (gains) losses	1	(12)	9	15
Total Costs and Expenses	35,750	37,509	108,822	103,443
Income before income taxes	413	2,813	2,688	7,708
Income tax expense	44	670	538	1,754
Net Income	369	2,143	2,150	5,954
Less: net income attributable to noncontrolling interests	23	46	41	199
Net Income Attributable to Phillips 66	$346	2,097	2,109	5,755

Net Income Attributable to Phillips 66 Per Share of Common Stock (dollars)
Basic	$0.82	4.72	4.97	12.65
Diluted	0.82	4.69	4.94	12.59

Weighted-Average Common Shares Outstanding (thousands)
Basic	417,305	444,283	423,024	454,440
Diluted	418,803	447,258	425,555	457,205
See Notes to Consolidated Financial Statements.

Consolidated Statement of Comprehensive Income	Phillips 66

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023

Net Income	$369	2,143	2,150	5,954
Other comprehensive income (loss)
Defined benefit plans
Amortization of net actuarial loss and settlements	2	2	9	17
Plans sponsored by equity affiliates	—	—	1	3
Income taxes on defined benefit plans	—	(1)	(2)	(5)
Defined benefit plans, net of income taxes	2	1	8	15
Foreign currency translation adjustments	168	(112)	133	62
Income taxes on foreign currency translation adjustments	(2)	(2)	—	(2)
Foreign currency translation adjustments, net of income taxes	166	(114)	133	60
Other Comprehensive Income (Loss), Net of Income Taxes	168	(113)	141	75
Comprehensive Income	537	2,030	2,291	6,029
Less: comprehensive income attributable to noncontrolling interests	23	46	41	199
Comprehensive Income Attributable to Phillips 66	$514	1,984	2,250	5,830
See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet	Phillips 66

	Millions of Dollars
	September 30 2024	December 31 2023
Assets
Cash and cash equivalents	$1,637	3,323
Accounts and notes receivable (net of allowances of $77 million in 2024 and $71 million in 2023)	8,739	10,483
Accounts and notes receivable—related parties	1,701	1,247
Inventories	6,037	3,750
Prepaid expenses and other current assets	1,193	1,138
Total Current Assets	19,307	19,941
Investments and long-term receivables	15,222	15,302
Net properties, plants and equipment	35,597	35,712
Goodwill	1,574	1,550
Intangibles	1,157	920
Other assets	2,223	2,076
Total Assets	$75,080	75,501

Liabilities
Accounts payable	$10,216	10,332
Accounts payable—related parties	690	569
Short-term debt	1,522	1,482
Accrued income and other taxes	1,206	1,200
Employee benefit obligations	676	863
Other accruals	1,612	1,410
Total Current Liabilities	15,922	15,856
Long-term debt	18,476	17,877
Asset retirement obligations and accrued environmental costs	1,102	864
Deferred income taxes	7,257	7,424
Employee benefit obligations	662	630
Other liabilities and deferred credits	1,877	1,200
Total Liabilities	45,296	43,851

Equity
Common stock (2,500,000,000 shares authorized at $0.01 par value) Issued (2024—656,887,405 shares; 2023—654,842,101 shares)
Par value	7	7
Capital in excess of par	19,759	19,650
Treasury stock (at cost: 2024—243,898,178 shares; 2023—224,377,439 shares)	(22,140)	(19,342)
Retained earnings	31,237	30,550
Accumulated other comprehensive loss	(141)	(282)
Total Stockholders’ Equity	28,722	30,583
Noncontrolling interests	1,062	1,067
Total Equity	29,784	31,650
Total Liabilities and Equity	$75,080	75,501
See Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows	Phillips 66

	Millions of Dollars
	Nine Months Ended September 30
	2024	2023
Cash Flows From Operating Activities
Net income	$2,150	5,954
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,544	1,459
Impairments	419	15
Accretion on discounted liabilities	27	19
Deferred income taxes	(87)	673
Undistributed equity earnings	(519)	(767)
Loss (gain) on early redemption of debt	(3)	53
Net gain on dispositions	(239)	(124)
Unrealized investment loss	2	34
Other	611	(455)
Working capital adjustments
Accounts and notes receivable	1,362	(1,025)
Inventories	(2,301)	(2,262)
Prepaid expenses and other current assets	(58)	162
Accounts payable	102	1,344
Taxes and other accruals	(17)	(241)
Net Cash Provided by Operating Activities	2,993	4,839

Cash Flows From Investing Activities
Capital expenditures and investments	(1,353)	(1,521)
Acquisitions, net of cash acquired	(567)	(263)
Purchases of government obligations	(1,100)	—
Return of investments in equity affiliates	122	159
Proceeds from asset dispositions	906	370
Other	(126)	73
Net Cash Used in Investing Activities	(2,118)	(1,182)

Cash Flows From Financing Activities
Issuance of debt	5,137	5,725
Repayment of debt	(3,428)	(3,625)
Issuance of common stock	82	103
Repurchase of common stock	(2,804)	(2,861)
Dividends paid on common stock	(1,410)	(1,425)
Distributions to noncontrolling interests	(46)	(140)
Repurchase of noncontrolling interests	—	(3,957)
Other	(112)	(87)
Net Cash Used in Financing Activities	(2,581)	(6,267)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	20	16

Net Change in Cash and Cash Equivalents	(1,686)	(2,594)
Cash and cash equivalents at beginning of period	3,323	6,133
Cash and Cash Equivalents at End of Period	$1,637	3,539
See Notes to Consolidated Financial Statements.

Consolidated Statement of Changes in Equity	Phillips 66

	Millions of Dollars
	Three Months Ended September 30
	Attributable to Phillips 66
	Common Stock
	Par Value	Capital in Excess of Par	Treasury Stock	Retained Earnings	Accum. Other Comprehensive Loss	Noncontrolling Interests	Total

June 30, 2024	$7	19,717	(21,332)	31,372	(309)	1,052	30,507
Net income	—	—	—	346	—	23	369
Other comprehensive income	—	—	—	—	168	—	168
Dividends paid on common stock ($1.15 per share)	—	—	—	(477)	—	—	(477)
Repurchase of common stock	—	—	(808)	—	—	—	(808)
Distributions to noncontrolling interests	—	—	—	—	—	(13)	(13)
Benefit plan activity	—	42	—	(4)	—	—	38
September 30, 2024	$7	19,759	(22,140)	31,237	(141)	1,062	29,784

June 30, 2023	$7	19,463	(17,422)	28,122	(272)	1,162	31,060
Net income	—	—	—	2,097	—	46	2,143
Other comprehensive loss	—	—	—	—	(113)	—	(113)
Dividends paid on common stock ($1.05 per share)	—	—	—	(465)	—	—	(465)
Repurchase of common stock	—	—	(733)	—	—	—	(733)
Distributions to noncontrolling interests	—	—	—	—	—	(15)	(15)
Acquisition of noncontrolling interest in DCP Midstream, LP	—	17	—	—	—	(25)	(8)
Benefit plan activity	—	123	—	(3)	—	—	120
September 30, 2023	$7	19,603	(18,155)	29,751	(385)	1,168	31,989

	Shares
	Three Months Ended September 30
	Common Stock Issued	Treasury Stock

June 30, 2024	656,534,809	237,965,626
Repurchase of common stock	—	5,932,552
Shares issued—share-based compensation	352,596	—
September 30, 2024	656,887,405	243,898,178

June 30, 2023	653,361,255	208,073,327
Repurchase of common stock	—	6,523,145
Shares issued—share-based compensation	1,190,792	—
September 30, 2023	654,552,047	214,596,472
See Notes to Consolidated Financial Statements.

	Millions of Dollars
	Nine Months Ended September 30
	Attributable to Phillips 66
	Common Stock
	Par Value	Capital in Excess of Par	Treasury Stock	Retained Earnings	Accum. Other Comprehensive Loss	Noncontrolling Interests	Total

December 31, 2023	$7	19,650	(19,342)	30,550	(282)	1,067	31,650
Net income	—	—	—	2,109	—	41	2,150
Other comprehensive income	—	—	—	—	141	—	141
Dividends paid on common stock ($3.35 per share)	—	—	—	(1,410)	—	—	(1,410)
Repurchase of common stock	—	—	(2,798)	—	—	—	(2,798)
Distributions to noncontrolling interests	—	—	—	—	—	(46)	(46)
Benefit plan activity	—	109	—	(12)	—	—	97
September 30, 2024	$7	19,759	(22,140)	31,237	(141)	1,062	29,784

December 31, 2022	$7	19,791	(15,276)	25,432	(460)	4,612	34,106
Net income	—	—	—	5,755	—	199	5,954
Other comprehensive income	—	—	—	—	75	—	75
Dividends paid on common stock ($3.15 per share)	—	—	—	(1,425)	—	—	(1,425)
Repurchase of common stock	—	—	(2,879)	—	—	—	(2,879)
Distributions to noncontrolling interests	—	—	—	—	—	(140)	(140)
Acquisition of noncontrolling interest in DCP Midstream, LP	—	(361)	—	—	—	(3,504)	(3,865)
Benefit plan activity	—	173	—	(11)	—	1	163
September 30, 2023	$7	19,603	(18,155)	29,751	(385)	1,168	31,989

	Shares
	Nine Months Ended September 30
	Common Stock Issued	Treasury Stock

December 31, 2023	654,842,101	224,377,439
Repurchase of common stock	—	19,520,739
Shares issued—share-based compensation	2,045,304	—
September 30, 2024	656,887,405	243,898,178

December 31, 2022	652,373,645	186,529,667
Repurchase of common stock	—	28,066,805
Shares issued—share-based compensation	2,178,402	—
September 30, 2023	654,552,047	214,596,472
See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements	Phillips 66

Note 1—Interim Financial Information

The unaudited interim financial information presented in the financial statements included in this report is prepared in accordance with generally accepted accounting principles in the United States (GAAP) and includes all known accruals and adjustments necessary, in the opinion of management, for a fair presentation of the consolidated financial position of Phillips 66 and its results of operations and cash flows for the periods presented. Unless otherwise specified, all such adjustments are of a normal and recurring nature. Certain notes and other information have been condensed or omitted from the interim financial statements included in this report. Therefore, these interim financial statements should be read in conjunction with the consolidated financial statements and notes included in our 2023 Annual Report on Form 10-K. The results of operations for the three and nine months ended September 30, 2024, are not necessarily indicative of the results expected for the full year.

Certain prior period financial information has been reclassified and recast for comparability. See Note 19—Cash Flow Information and Note 21—Segment Disclosures and Related Information, for additional information.

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

See Note 23—DCP Midstream Class A Segment, for additional information regarding the DCP LP Merger.

Note 3—Restructuring

Los Angeles Refinery
On September 20, 2024, we approved a plan to cease operations at our Los Angeles Refinery in the fourth quarter of 2025, and are evaluating potential future uses of the property. As a result of this decision, the following impacts were recorded in our Refining segment:

•We assessed the Los Angeles Refinery asset group for impairment and concluded that the carrying value of the asset group was recoverable. However, the estimated useful lives of the Los Angeles Refinery assets were shortened to reflect the plan to cease the use of the assets in the fourth quarter of 2025. As such, depreciation of the $1,538 million carrying value of the Los Angeles Refinery assets will be accelerated through December 2025 to reduce the carrying value of the net properties, plants and equipment (PP&E) and intangible assets to the estimated salvage value of $241 million. Total depreciation related to the Los Angeles Refinery assets for the three months ended September 30, 2024 was $50 million, including $25 million of accelerated depreciation. This accelerated depreciation is included within the “Depreciation and amortization” line item on our consolidated statement of income for the three and nine months ended September 30, 2024.

•We increased our asset retirement obligations (AROs) by $205 million as of September 30, 2024, with a corresponding increase to the carrying amount of the related long-lived assets. The increase was primarily driven by a change in the estimated timing of spending for asbestos abatement and decommissioning of assets at the Los Angeles Refinery. Depreciation of the related capitalized asset retirement costs also will be recorded through December 2025, and the amount for the three and nine months ended September 30, 2024, is reflected in the accelerated depreciation discussed above.

•We recorded $41 million of severance costs, which are included in the “Operating expenses” line item on our consolidated statement of income for the three and nine months ended September 30, 2024.

Business Transformation
In April 2022, we began a multi-year business transformation focused on enterprise-wide opportunities to improve our cost structure. For the three and nine months ended September 30, 2023, we recorded restructuring costs totaling $51 million and $127 million, respectively, primarily related to consulting fees. These costs were primarily recorded in the “Selling, general and administrative expenses” line item on our consolidated statement of income and were reported in our Corporate segment. In addition, in the three and nine months ended September 30, 2023, we recorded restructuring costs of $4 million and $38 million, respectively, associated with the integration of DCP Midstream Class A Segment primarily related to severance and contract exit costs. These costs were primarily recorded in the “Selling, general and administrative expenses” line item on our consolidated statement of income and were reported in our Midstream segment.

Note 4—Business Combinations

On July 1, 2024, we acquired Pinnacle Midland Parent LLC to expand our natural gas gathering and processing operations in the Permian Basin for total cash consideration of $567 million. For this acquisition, we provisionally recorded $325 million of PP&E, including finance lease right of use assets; $256 million of amortizable intangible assets, primarily customer relationships; $21 million of goodwill; $16 million of net working capital deficit; $13 million of AROs; and $6 million of finance lease liabilities. The fair values of the assets acquired and liabilities assumed are preliminary and subject to change until we finalize the accounting for this acquisition.

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

Note 5—Sales and Other Operating Revenues

Disaggregated Revenues
The following tables present our disaggregated sales and other operating revenues:

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023
Product Line and Services
Refined petroleum products and renewable fuels	$25,629	29,974	79,439	81,209
Crude oil resales	5,780	5,391	17,263	14,606
Natural gas liquids (NGL) and natural gas	3,478	3,886	10,395	11,564
Services and other*	641	392	2,371	1,750
Consolidated sales and other operating revenues	$35,528	39,643	109,468	109,129

Geographic Location**
United States	$27,976	32,468	86,817	87,523
United Kingdom	2,883	3,708	9,980	10,889
Germany	1,344	1,477	4,017	4,155
Other countries	3,325	1,990	8,654	6,562
Consolidated sales and other operating revenues	$35,528	39,643	109,468	109,129
* Includes derivatives-related activities. See Note 15—Derivatives and Financial Instruments, for additional information.
** Sales and other operating revenues are attributable to countries based on the location of the operations generating the revenues.

Contract-Related Assets and Liabilities
At September 30, 2024 and December 31, 2023, receivables from contracts with customers were $8,542 million and $9,638 million, respectively. Significant noncustomer balances, such as buy/sell receivables and excise tax receivables, were excluded from these amounts.

Our contract-related assets include payments we make to our marketing customers related to incentive programs. An incentive payment is initially recognized as an asset and subsequently amortized as a reduction to revenue over the contract term, which generally ranges from 5 to 15 years. At September 30, 2024 and December 31, 2023, our asset balances related to such payments were $608 million and $537 million, respectively.

Our contract liabilities represent advances from our customers prior to product or service delivery. At September 30, 2024 and December 31, 2023, contract liabilities were $183 million and $187 million, respectively.

Remaining Performance Obligations
Most of our contracts with customers are spot contracts or term contracts with only variable consideration. We do not disclose remaining performance obligations for these contracts as the expected duration is one year or less or because the variable consideration has been allocated entirely to an unsatisfied performance obligation. We also have certain contracts in our Midstream segment that include minimum volume commitments with fixed pricing. At September 30, 2024, the remaining performance obligations related to these minimum volume commitment contracts amounted to $341 million. This amount excludes variable consideration and estimates of variable rate escalation clauses in our contracts with customers, and is expected to be recognized through 2031 with a weighted average remaining life of three years as of September 30, 2024.

Note 6—Credit Losses

We are exposed to credit losses primarily through our sales of refined petroleum products, renewable fuels, renewable feedstocks, crude oil, NGL and natural gas. We assess each counterparty’s ability to pay for the products we sell by conducting a credit review. The credit review considers our expected billing exposure and timing for payment and the counterparty’s established credit rating or our assessment of the counterparty’s creditworthiness based on our analysis of their financial statements when a credit rating is not available. We also consider contract terms and conditions, country and political risk, and business strategy in our evaluation. A credit limit is established for each counterparty based on the outcome of this review. We may require collateralized asset support or a prepayment to mitigate credit risk.

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

At September 30, 2024 and December 31, 2023, we reported $10,440 million and $11,730 million of accounts and notes receivable, respectively, net of allowances of $77 million and $71 million, respectively. Based on an aging analysis at September 30, 2024, more than 95% of our accounts receivable were outstanding less than 60 days.

We are also exposed to credit losses from off-balance sheet exposures, such as guarantees of joint venture debt and standby letters of credit. See Note 13—Guarantees and Note 14—Contingencies and Commitments, for more information regarding these off-balance sheet exposures.

Note 7—Inventories

Inventories consisted of the following:

	Millions of Dollars
	September 30 2024	December 31 2023

Crude oil and products*	$5,598	3,330
Materials and supplies	439	420
	$6,037	3,750
* Includes feedstocks other than crude oil.

Inventories valued on the last-in, first-out (LIFO) basis totaled $5,491 million and $3,050 million at September 30, 2024 and December 31, 2023, respectively. The estimated excess of current replacement cost over LIFO cost of inventories amounted to approximately $4.5 billion and $5.3 billion at September 30, 2024 and December 31, 2023, respectively.

Certain planned reductions in inventory that are not expected to be replaced by the end of the year cause liquidations of LIFO inventory values. LIFO liquidations did not have a material impact on net income for the three and nine months ended September 30, 2024 and 2023.

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

Dakota Access and ETCO have guaranteed repayment of senior unsecured notes issued by a wholly owned subsidiary of Dakota Access. On April 1, 2024, Dakota Access’ wholly owned subsidiary repaid $1 billion aggregate principal amount of its outstanding senior notes upon maturity. We funded our 25% share of the repayment, or $250 million, with a capital contribution of $171 million in March 2024 and $79 million of distributions we elected not to receive from Dakota Access in the first quarter of 2024. At September 30, 2024, the aggregate principal amount outstanding of Dakota Access’ senior unsecured notes was $850 million.

In addition, Phillips 66 Partners LP (Phillips 66 Partners), a wholly owned subsidiary of Phillips 66, and its co-venturers in Dakota Access also provided a Contingent Equity Contribution Undertaking (CECU) in conjunction with the notes offering. Under the CECU, the co-venturers may be severally required to make proportionate equity contributions to Dakota Access if there is an unfavorable final judgment in the above-mentioned ongoing litigation. At September 30, 2024, our 25% share of the maximum potential equity contributions under the CECU was approximately $215 million. If the pipeline is required to cease operations, it may have a material adverse effect on our results of operations and cash flows. Should operations cease and Dakota Access and ETCO not have sufficient funds to pay its expenses, we also could be required to support our 25% share of the ongoing expenses, including scheduled interest payments on the notes of approximately $10 million annually, in addition to the potential obligations under the CECU at September 30, 2024.

At September 30, 2024, the aggregate book value of our investments in Dakota Access and ETCO was $882 million.

OnCue Holdings, LLC (OnCue)
We hold a 50% interest in OnCue, a joint venture that owns and operates retail convenience stores. We fully guaranteed various debt agreements of OnCue and our co-venturer did not participate in the guarantees. This entity is considered a variable interest entity (VIE) because our debt guarantees resulted in OnCue not being exposed to all potential losses. We have determined we are not the primary beneficiary because we do not have the power to direct the activities that most significantly impact economic performance. At September 30, 2024, our maximum exposure to loss was $239 million, which represented the book value of our investment in OnCue of $178 million and guaranteed debt obligations of $61 million.

Investment Dispositions

On August 1, 2024, we sold our ownership interests in certain gathering and processing assets in Louisiana and Alabama for $173 million and recognized a before-tax gain of $18 million, which is included in the “Net gain on dispositions” line item on our consolidated statement of income for the three and nine months ended September 30, 2024, and is reported in the Midstream segment.

On June 14, 2024, we sold our 25% ownership interest in Rockies Express Pipeline LLC for $685 million and recognized a before-tax gain of $238 million, which is included in the “Net gain on dispositions” line item on our consolidated statement of income for the nine months ended September 30, 2024, and is reported in the Midstream segment.

Pending Investment Dispositions

On October 28, 2024, we entered into an agreement to sell our equity interests in certain pipeline and terminaling assets in North Dakota for total cash proceeds of approximately $140 million, which approximates the net book value of the assets being sold. The transaction is expected to close in the fourth quarter of 2024, subject to completion of customary closing conditions and satisfaction of certain due diligence requirements.

On October 14, 2024, we entered into a definitive agreement to sell our 49% non-operated equity interest in Coop Mineraloel AG (Coop) for cash proceeds of 1.06 billion Swiss francs (approximately $1.24 billion), consisting of a sales price of approximately 1.0 billion Swiss francs (approximately $1.17 billion) and an assumed dividend of 60 million Swiss francs (approximately $70 million) for 2024 to be paid at or prior to closing. The sales price is subject to adjustment based on the amount of the dividend. The transaction is subject to approval by the Swiss Competition Commission and is expected to close in the first quarter of 2025. The net book value of our investment in Coop at September 30, 2024, was $152 million.

Note 9—Properties, Plants and Equipment

Our gross investment in PP&E and the associated accumulated depreciation and amortization (Accum. D&A) balances were as follows:

	Millions of Dollars
	September 30, 2024			December 31, 2023
	Gross PP&E	Accum. D&A	Net PP&E	Gross PP&E	Accum. D&A	Net PP&E

Midstream	$25,951	4,576	21,375	26,124	4,382	21,742
Chemicals	—	—	—	—	—	—
Refining	22,220	11,649	10,571	23,110	12,150	10,960
Marketing and Specialties	2,085	1,258	827	1,997	1,166	831
Renewable Fuels	3,699	1,647	2,052	2,311	953	1,358
Corporate and Other	1,671	899	772	1,650	829	821
	$55,626	20,029	35,597	55,192	19,480	35,712

On August 30, 2024, we sold our ownership interest in certain Midstream gathering and processing assets in Texas for $41 million and recognized a before-tax loss of $9 million, which is included in the “Net gain on dispositions” line item on our consolidated statement of income for the three and nine months ended September 30, 2024.

In the first quarter of 2024, we transferred $1 billion in gross PP&E and $656 million of accumulated depreciation and amortization from our Refining segment to our Renewable Fuels segment in connection with the conversion of the Rodeo facility and the change in composition of our operating segments recast in the second quarter of 2024. See Note 21—Segment Disclosures and Related Information, for information regarding changes to our operating segments.

Note 10—Impairments

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023

Midstream	$28	—	312	—
Refining	—	3	105	8
Marketing & Specialties	1	—	1	—
Corporate and Other	—	—	1	7
Total impairments	$29	3	419	15

For the three and nine months ended September 30, 2024, we recorded before-tax impairments totaling $29 million and $419 million, respectively. The before-tax impairments for the three and nine months ended September 30, 2024, included $28 million recorded in our Midstream segment related to certain crude gathering assets in Texas. Before-tax impairments for the nine months ended September 30, 2024, also included $224 million recorded in our Midstream segment related to certain gathering and processing assets in Texas and $163 million related to certain crude oil processing and logistics assets in California, of which $104 million was reported in our Refining segment and $59 million was reported in our Midstream segment.

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

	Three Months Ended September 30				Nine Months Ended September 30
	2024		2023		2024		2023
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Amounts Attributed to Phillips 66 Common Stockholders (millions):
Net Income Attributable to Phillips 66	$346	346	2,097	2,097	2,109	2,109	5,755	5,755
Income allocated to participating securities	(3)	(3)	(2)	—	(8)	(5)	(8)	—
Net income available to common stockholders	$343	343	2,095	2,097	2,101	2,104	5,747	5,755

Weighted-average common shares outstanding (thousands):	415,841	417,305	442,599	444,283	421,420	423,024	452,666	454,440
Effect of share-based compensation	1,464	1,498	1,684	2,975	1,604	2,531	1,774	2,765
Weighted-average common shares outstanding—EPS	417,305	418,803	444,283	447,258	423,024	425,555	454,440	457,205

Earnings Per Share of Common Stock (dollars)	$0.82	0.82	4.72	4.69	4.97	4.94	12.65	12.59

Note 12—Debt

Senior Notes and Term Loan Issuances and Repayments

Issuances

On September 9, 2024, Phillips 66 Company, a wholly owned subsidiary of Phillips 66, issued $1.8 billion aggregate principal amount of senior unsecured notes that are fully and unconditionally guaranteed by Phillips 66. The senior unsecured notes issuance consisted of:

•$600 million aggregate principal amount of 5.250% Senior Notes due 2031 (Additional 2031 Notes).
•$600 million aggregate principal amount of 4.950% Senior Notes due 2035 (2035 Notes).
•$600 million aggregate principal amount of 5.500% Senior Notes due 2055 (2055 Notes).

Interest on the Additional 2031 Notes is payable semi-annually on June 15 and December 15 of each year, commencing on December 15, 2024. Interest on the 2035 Notes and 2055 Notes is payable semi-annually on March 15 and September 15, commencing on March 15, 2025.

On February 28, 2024, Phillips 66 Company issued $1.5 billion aggregate principal amount of senior unsecured notes that are fully and unconditionally guaranteed by Phillips 66. The senior unsecured notes issuance consisted of:

•$600 million aggregate principal amount of 5.250% Senior Notes due 2031 (2031 Notes).
•$400 million aggregate principal amount of 5.300% Senior Notes due 2033 (Additional 2033 Notes).
•$500 million aggregate principal amount of 5.650% Senior Notes due 2054 (2054 Notes).

Interest on the 2031 Notes and 2054 Notes is payable semi-annually on June 15 and December 15 of each year and commenced on June 15, 2024. Interest on the Additional 2033 Notes is payable semi-annually on June 30 and December 30 of each year and commenced on June 30, 2024.

On June 20, 2023, Phillips 66 Company borrowed $1.25 billion under its delayed draw term loan that matures in June 2026.

On March 29, 2023, Phillips 66 Company issued $1.25 billion aggregate principal amount of senior unsecured notes that are fully and unconditionally guaranteed by Phillips 66. The senior unsecured notes issuance consisted of:

•$750 million aggregate principal amount of 4.950% Senior Notes due December 2027.
•$500 million aggregate principal amount of 5.300% Senior Notes due June 2033.

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

Discharge of Senior Notes

On September 20, 2024, we extinguished (i) the remaining $441 million outstanding principal amount of Phillips 66 Company’s 3.605% senior notes due February 2025 (2025 P66 Co Notes), and (ii) the remaining $650 million outstanding principal amount of Phillips 66’s 3.850% senior notes due April 2025 (the 2025 PSX Notes, and together with the 2025 P66 Co Notes, the Discharged Notes), whereby we irrevocably transferred a total of $1,100 million in government obligations to the trustee of the 2025 P66 Co Notes and the 2025 PSX Notes. The cash paid to purchase the government obligations is included within investing cash flows on our consolidated statement of cash flows. These government obligations will yield sufficient principal and interest over their remaining term to permit the trustee to satisfy the remaining principal and interest due on the Discharged Notes. Phillips 66 and Phillips 66 Company are no longer the primary obligors under the Discharged Notes. The transfer of the government obligations to the trustee was accounted for as a transfer of financial assets. If the trustee is unable to apply the government obligations to fund the remaining principal and interest payments on the Discharged Notes, then the Company’s obligations under the Indenture with respect to the Discharged Notes will be revived and reinstated. We deem the likelihood of such event to be remote with no impact to the legal isolation of the assets. Accordingly, the senior notes and the government obligations were derecognized on our balance sheet at September 30, 2024. For the three and nine months ended September 30, 2024, we recognized an immaterial gain on the extinguishment of this debt.

Related Party Advance Term Loan Agreements

At September 30, 2024 and December 31, 2023, borrowings outstanding under our Advance Term Loan agreements with WRB Refining LP (WRB) totaled $290 million. Borrowings under these agreements are due between 2035 and 2038 and bear interest at a floating rate based on adjusted term Secured Overnight Financing Rate (SOFR) plus an applicable margin, payable on the last day of each month.

Credit Facilities and Commercial Paper

Phillips 66 and Phillips 66 Company

On September 30, 2024, Phillips 66 Company entered into a 364-day, $500 million accounts receivable securitization facility (the Receivables Securitization Facility). Under the Receivables Securitization Facility, Phillips 66 Company sells or contributes on an ongoing basis, certain of its receivables, together with related security and interests in the proceeds thereof, to its wholly-owned subsidiary, Phillips 66 Receivables LLC, a consolidated and bankruptcy-remote special purpose entity created for the sole purpose of transacting under the Receivables Securitization Facility. Under the Receivables Securitization Facility, Phillips 66 Receivables LLC may borrow and incur indebtedness from, and/or sell certain receivables to the Purchaser/Lenders in an amount not to exceed $500 million in the aggregate, and will secure its obligations with a pledge of undivided interests in such receivables, together with related security and interests in the proceeds thereof, to PNC Bank, National Association, as Administrative Agent, for the benefit of the secured parties thereunder. Accounts outstanding under the Receivables Securitization Facility accrue interest at an adjusted SOFR.

Phillips 66 Receivables LLC’s sole activity consists of purchasing receivables from Phillips 66 Company, providing those receivables as collateral for Phillips 66 Receivables LLC’s borrowings or on-selling certain of its receivables under the Receivables Securitization Facility. Phillips 66 Receivables LLC is a separate legal entity with its own separate creditors, who will be entitled, upon its liquidation, to be satisfied out of Phillips 66 Receivables LLC’s assets prior to assets or value in Phillips 66 Receivables LLC becoming available to Phillips 66 Receivables LLC’s equity holders, and the assets of Phillips 66 Receivables LLC, including any funds of Phillips 66 Receivables LLC that may be commingled with funds of any of its affiliates for purposes of cash management and related efficiencies, are not available to pay creditors of Phillips 66 Company, Phillips 66 or any affiliate thereof. Collections on receivables in excess of amounts owed by Phillips 66 Receivables LLC under the Receivables Securitization Facility are available to Phillips 66 Receivables LLC for payment to Phillips 66 Company, for sales of its receivables to Phillips 66 Receivables LLC under the Securitization Facility, and otherwise for distribution to Phillips 66 Company, in each case, subject to the terms set forth in the Receivables Securitization Facility. The amount available for borrowing or sale of receivables may be limited by the availability of eligible receivables and other customary factors and conditions, as well as the covenants set forth in the Receivables Securitization Facility.

At September 30, 2024, we had unused capacity of $500 million under the Receivables Securitization Facility.

On June 25, 2024, we entered into a $400 million uncommitted credit facility (the Uncommitted Facility) with Phillips 66 Company as the borrower and Phillips 66 as the guarantor. The Uncommitted Facility contains covenants and events of default customary for unsecured uncommitted facilities. The Uncommitted Facility has no commitment fees or compensating balance requirements. Outstanding borrowings under the Uncommitted Facility bear interest at a rate of either (a) the adjusted term SOFR, (b) the adjusted daily simple SOFR or (c) the reference rate, in each case plus the applicable margin. Each borrowing matures six months from the date of such borrowing. We may at any time prepay outstanding borrowings, in whole or in part, without premium or penalty. At September 30, 2024, $400 million was outstanding under the Uncommitted Facility.

On February 28, 2024, we entered into a new $5 billion revolving credit agreement (the Facility) with Phillips 66 Company as the borrower and Phillips 66 as the guarantor and a scheduled maturity date of February 28, 2029. The Facility replaced our previous $5 billion revolving credit facility dated as of June 23, 2022, with Phillips 66 Company as the borrower and Phillips 66 as the guarantor, and the previous revolving credit facility was terminated. The Facility contains customary covenants similar to the previous revolving credit facility, including a maximum consolidated net debt-to-capitalization ratio of 65% as of the last day of each fiscal quarter. The Facility has customary events of default, such as nonpayment of principal when due; nonpayment of interest, fees or other amounts after grace periods; and violation of covenants. We may at any time prepay outstanding borrowings under the Facility, in whole or in part, without premium or penalty. We have the option to increase the overall capacity to $6 billion, subject to certain conditions. We also have the option to extend the scheduled maturity of the Facility for up to two additional one-year terms, subject to, among other things, the consent of the lenders holding the majority of the commitments and of each lender extending its commitment. Outstanding borrowings under the Facility bear interest at either: (a) the adjusted term SOFR (as described in the Facility) in effect from time to time plus the applicable margin; or (b) the reference rate (as described in the Facility) plus the applicable margin. The pricing levels for the commitment fee and interest-rate margins are determined based on the ratings in effect for our senior unsecured long-term debt from time to time. At September 30, 2024 and December 31, 2023, no amount had been drawn under the Facility or the previous revolving credit facility, respectively.

Phillips 66 also has a $5 billion uncommitted commercial paper program for short-term working capital needs that is supported by the Facility. Commercial paper maturities are contractually limited to less than one year. At September 30, 2024, $200 million of commercial paper had been issued under this program. At December 31, 2023, no borrowings were outstanding under this program.

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

Note 13—Guarantees

At September 30, 2024, we were liable for certain contingent obligations under various contractual arrangements as described below. We recognize a liability for the fair value of our obligation as a guarantor for newly issued or modified guarantees. Unless the carrying amount of the liability is noted below, we have not recognized a liability either because the guarantees were issued prior to December 31, 2002, or because the fair value of the obligation is immaterial. In addition, unless otherwise stated, we are not currently performing with any significance under the guarantees and expect future performance to be either immaterial or have only a remote chance of occurrence.

Lease Residual Value Guarantees
Under the operating lease agreement for our headquarters facility in Houston, Texas, we have the option, at the end of the lease term in September 2025, to request to renew the lease, purchase the facility or assist the lessor in marketing it for resale. We have a residual value guarantee associated with the operating lease agreement with a maximum potential future exposure of $514 million at September 30, 2024. We also have residual value guarantees associated with railcar, airplane and truck leases with maximum potential future exposures totaling $173 million. These leases have remaining terms of one to ten years.

Guarantees of Joint Venture Obligations
In March 2019, Phillips 66 Partners and its co-venturers in Dakota Access provided a CECU in conjunction with a senior unsecured notes offering. See Note 8—Investments, Loans and Long-Term Receivables, for additional information regarding Dakota Access and the CECU.

At September 30, 2024, we also had other guarantees outstanding primarily for our portion of certain joint venture debt, which have remaining terms of up to five years. The maximum potential future exposures under these guarantees were approximately $150 million. Payment would be required if a joint venture defaults on its obligations.

Indemnifications
Over the years, we have entered into various agreements to sell ownership interests in certain corporations, joint ventures and assets that gave rise to indemnifications. Agreements associated with these sales include indemnifications for taxes, litigation, environmental liabilities, permits and licenses, employee claims, and real estate tenant defaults. The provisions of these indemnifications vary greatly. The majority of these indemnifications are related to environmental issues, which generally have indefinite terms and potentially unlimited exposure. At September 30, 2024 and December 31, 2023, the carrying amount of recorded indemnifications was $143 million and $159 million, respectively.

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

At September 30, 2024 and December 31, 2023, environmental accruals for known contamination of $98 million and $114 million, respectively, were included in the carrying amount of the recorded indemnifications noted above. These environmental accruals were primarily included in the “Asset retirement obligations and accrued environmental costs” line item on our consolidated balance sheet. For additional information about environmental liabilities, see Note 14—Contingencies and Commitments.

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

Note 14—Contingencies and Commitments

A number of lawsuits involving a variety of claims that arose in the ordinary course of business have been filed against us or are subject to indemnifications provided by us. We also may be required to remove or mitigate the effects on the environment of the placement, storage, disposal or release of certain chemical, mineral and petroleum substances at various active and inactive sites. We regularly assess the need for financial recognition or disclosure of these contingencies. In the case of all known contingencies (other than those related to income taxes), we accrue a liability when the loss is probable and the amount of loss is reasonably estimable. If a range of amounts can be reasonably estimated and no amount within the range is a better estimate than any other amount, then the minimum of the range is accrued. We do not reduce these liabilities for potential insurance or third-party recoveries. If applicable, we accrue receivables for probable insurance or other third-party recoveries. In the case of income tax-related contingencies, we use a cumulative probability-weighted loss accrual in cases where sustaining a tax position is uncertain.

Other than with respect to the legal matters described herein, based on currently available information, we believe it is remote that future costs related to known contingent liability exposures will exceed current accruals by an amount that would have a material adverse impact on our consolidated financial statements. As we learn new facts concerning contingencies, we reassess our position both with respect to accrued liabilities and other potential exposures. Estimates particularly sensitive to future changes include contingent liabilities recorded for environmental remediation, tax and legal matters. Estimated future environmental remediation costs are subject to change due to such factors as the uncertain magnitude of cleanup costs, the unknown time and extent of such remedial actions that may be required, and the determination of our liability in proportion to that of other potentially responsible parties. Estimated future costs related to tax and legal matters are subject to change as events evolve and as additional information becomes available during the administrative and litigation processes.

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

We are currently participating in environmental assessments and cleanups at numerous federal Superfund and comparable state sites. After an assessment of environmental exposures for cleanup and other costs, we make accruals on an undiscounted basis (except those pertaining to sites acquired in a business combination, which we record on a discounted basis) for planned investigation and remediation activities for sites where it is probable future costs will be incurred and these costs can be reasonably estimated. At September 30, 2024, our total environmental accruals were $439 million, compared with $446 million at December 31, 2023. We expect to incur a substantial amount of these expenditures within the next 30 years. We have not reduced these accruals for possible insurance recoveries. In the future, we may be involved in additional environmental assessments, cleanups and proceedings.

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

Propel Fuels Litigation
In late 2017, as part of Phillips 66 Company’s evaluation of various opportunities in the renewable fuels business, Phillips 66 Company engaged with Propel Fuels, Inc. (Propel Fuels), a California company that distributes E85 and other alternative fuels through fueling kiosks. Ultimately, the parties were not able to reach an agreement and negotiations were terminated in August 2018. On February 17, 2022, Propel Fuels filed a lawsuit in the Superior Court of California, County of Alameda (the Court), alleging that Phillips 66 Company misappropriated trade secrets related to Propel Fuels’ renewable fuels business during and after due diligence. On October 16, 2024, a jury returned a verdict against Phillips 66 Company for $604.9 million in compensatory damages and issued a willfulness finding. In 2025, the Court is expected to rule on motions anticipated to be filed by Propel Fuels seeking exemplary damages and attorneys’ fees. Phillips 66 Company expects that Propel Fuels will ask the Court to grant treble damages. Also in 2025, the Court is expected to rule on Phillips 66 Company’s motions for a judgment in its favor as a matter of law, or in the alternative to reduce the jury’s verdict or to grant a new trial. Phillips 66 Company denies any wrongdoing and intends to vigorously defend its position. As a result of the jury verdict, the Company has recorded an accrual of $604.9 million which is included in the “Selling, general and administrative expenses” line on our consolidated statement of income for the three and nine months ended September 30, 2024, and is reported in the M&S segment. In addition, the accrued amount is reflected as “Other liabilities and deferred credits” on our consolidated balance sheet as of September 30, 2024. However, it is reasonably possible that the estimate of the loss could change based on the progression of the case, including the appeals process. Because of the uncertainties associated with ongoing litigation, we are unable to estimate the range of reasonably possible loss that may be attributable to exemplary damages, if any, in excess of the amount accrued. If information were to become available that would allow us to reasonably estimate a range of potential exposure in an amount higher or lower than the amount already accrued, we would adjust our accrued liabilities accordingly. While Phillips 66 Company believes the jury verdict is not legally or factually supported and intends to pursue post-judgment remedies and file an appeal, there can be no assurances that such defense efforts will be successful. To the extent Phillips 66 Company is required to pay exemplary damages, it may have a material adverse effect on our financial position and results of operations.

Other Contingencies
We have contingent liabilities resulting from throughput agreements with pipeline and processing companies not associated with financing arrangements. Under these agreements, we may be required to provide any such company with additional funds through advances and penalties for fees related to throughput capacity not utilized.

At September 30, 2024, we had performance obligations secured by letters of credit and bank guarantees of $848 million related to various purchase and other commitments incident to the ordinary conduct of business.

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

Purchase and sales contracts with firm minimum notional volumes for commodities that are readily convertible to cash are recorded on our consolidated balance sheet as derivatives unless the contracts are eligible for, and we elect, the normal purchases and normal sales exception, whereby the contracts are recorded on an accrual basis. We generally apply the normal purchases and normal sales exception to eligible crude oil, refined petroleum product, NGL, natural gas, renewable feedstock, and power commodity contracts to purchase or sell quantities we expect to use or sell in the normal course of business. All other derivative instruments are recorded at fair value on our consolidated balance sheet. For further information regarding the fair value of derivatives, see Note 16—Fair Value Measurements.

Commodity Derivative Contracts
We sell into or receive supply from the worldwide crude oil, refined petroleum product, NGL, natural gas, renewable feedstock, and electric power markets, exposing our revenues, purchases, cost of operating activities and cash flows to fluctuations in the prices for these commodities. Generally, our policy is to remain exposed to the market prices of commodities; however, we use futures, forwards, swaps and options in various markets to balance physical systems, meet customer needs, manage price exposures on specific transactions, and do a limited amount of trading not directly related to our physical business, all of which may reduce our exposure to fluctuations in market prices. We also use the market knowledge gained from these activities to capture market opportunities such as moving physical commodities to more profitable locations, storing commodities to capture seasonal or time premiums, and blending commodities to capture quality upgrades.

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

	Millions of Dollars
	September 30, 2024				December 31, 2023
	Commodity Derivatives		Effect of Collateral Netting	Net Carrying Value Presented on the Balance Sheet	Commodity Derivatives		Effect of Collateral Netting	Net Carrying Value Presented on the Balance Sheet
	Assets	Liabilities			Assets	Liabilities

Assets
Prepaid expenses and other current assets	$3,580	(3,410)	(6)	164	2,148	(2,005)	—	143
Other assets	41	(38)	—	3	19	(2)	—	17
Liabilities
Other accruals	2,136	(2,300)	96	(68)	1,034	(1,127)	18	(75)
Other liabilities and deferred credits	59	(64)	10	5	—	(14)	—	(14)
Total	$5,816	(5,812)	100	104	3,201	(3,148)	18	71

At September 30, 2024 and December 31, 2023, there was no material cash collateral received or paid that was not offset on our consolidated balance sheet.

The realized and unrealized gains (losses) incurred from commodity derivatives, and the line items where they appear on our consolidated statement of income, were:

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023

Sales and other operating revenues	$237	(339)	64	(79)
Other income	28	(38)	96	(28)
Purchased crude oil and products	234	(495)	16	(392)
Net gain (loss) from commodity derivative activity	$499	(872)	176	(499)

The following table summarizes our material net exposures resulting from outstanding commodity derivative contracts. These financial and physical derivative contracts are primarily used to manage price exposure on our underlying operations. The underlying exposures may be from nonderivative positions such as inventory volumes. Financial derivative contracts may also offset physical derivative contracts, such as forward purchase and sales contracts. The percentage of our derivative contract volumes expiring within the next 12 months was more than 90% at September 30, 2024 and December 31, 2023.

	Open Position Long / (Short)
	September 30 2024	December 31 2023
Commodity
Crude oil, refined petroleum products, NGL and renewable feedstocks (millions of barrels)	(54)	(22)
Natural gas (billions of cubic feet)	(7)	(25)

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

The aggregate fair values of all derivative instruments with such credit-risk-related contingent features that were in a liability position were immaterial at September 30, 2024 and December 31, 2023.

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

The carrying values and fair values by hierarchy of our financial assets and liabilities, either carried or disclosed at fair value, including any effects of counterparty and collateral netting, were:

	Millions of Dollars
	September 30, 2024
	Fair Value Hierarchy			Total Fair Value of Gross Assets & Liabilities	Effect of Counterparty Netting	Effect of Collateral Netting	Difference in Carrying Value and Fair Value	Net Carrying Value Presented on the Balance Sheet
	Level 1	Level 2	Level 3
Commodity Derivative Assets
Exchange-cleared instruments	$5,705	—	—	5,705	(5,635)	(6)	—	64
OTC instruments	—	4	—	4	—	—	—	4
Physical forward contracts	—	104	3	107	(8)	—	—	99
Rabbi trust assets	157	—	—	157	N/A	N/A	—	157
Investment in NOVONIX	38	—	—	38	N/A	N/A	—	38
	$5,900	108	3	6,011	(5,643)	(6)	—	362

Commodity Derivative Liabilities
Exchange-cleared instruments	$5,741	—	—	5,741	(5,635)	(106)	—	—
Physical forward contracts	—	70	1	71	(8)	—	—	63
Floating-rate debt	—	1,240	—	1,240	N/A	N/A	—	1,240
Fixed-rate debt, excluding finance leases and software obligations	—	18,164	—	18,164	N/A	N/A	265	18,429
	$5,741	19,474	1	25,216	(5,643)	(106)	265	19,732

	Millions of Dollars
	December 31, 2023
	Fair Value Hierarchy			Total Fair Value of Gross Assets & Liabilities	Effect of Counterparty Netting	Effect of Collateral Netting	Difference in Carrying Value and Fair Value	Net Carrying Value Presented on the Balance Sheet
	Level 1	Level 2	Level 3
Commodity Derivative Assets
Exchange-cleared instruments	$3,075	54	—	3,129	(3,039)	—	—	90
OTC instruments	—	1	—	1	—	—	—	1
Physical forward contracts	—	70	1	71	(2)	—	—	69
Rabbi trust assets	155	—	—	155	N/A	N/A	—	155
Investment in NOVONIX	39	—	—	39	N/A	N/A	—	39
	$3,269	125	1	3,395	(3,041)	—	—	354

Commodity Derivative Liabilities
Exchange-cleared instruments	$3,057	41	—	3,098	(3,039)	(18)	—	41
Physical forward contracts	—	50	—	50	(2)	—	—	48
Floating-rate debt	—	1,915	—	1,915	N/A	N/A	—	1,915
Fixed-rate debt, excluding finance leases and software obligations	—	16,718	—	16,718	N/A	N/A	408	17,126
	$3,057	18,724	—	21,781	(3,041)	(18)	408	19,130

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

Nonrecurring Fair Value Measurements

Equity Investments and PP&E
In the second and third quarters of 2024, we remeasured the carrying value of the net PP&E and equity method investment in certain crude gathering, and gathering and processing asset groups in Texas to fair value. Fair value was determined using a market approach. These valuations resulted in Level 3 nonrecurring fair value measurements.

Note 17—Pension and Postretirement Plans

The components of net periodic benefit cost for the three and nine months ended September 30, 2024 and 2023, were as follows:

	Millions of Dollars
	Pension Benefits				Other Benefits
	2024		2023		2024	2023
	U.S.	Int’l.	U.S.	Int’l.
Components of Net Periodic Benefit Cost
Three Months Ended September 30
Service cost	$29	3	27	3	1	1
Interest cost	29	8	29	8	2	2
Expected return on plan assets	(38)	(11)	(31)	(11)	—	—
Amortization of net actuarial loss (gain)	3	—	3	—	(2)	(2)
Settlements	—	—	1	—	—	—
Net periodic benefit cost*	$23	—	29	—	1	1

Nine Months Ended September 30
Service cost	$87	10	81	9	2	3
Interest cost	86	24	88	24	6	6
Expected return on plan assets	(115)	(33)	(94)	(32)	—	—
Amortization of net actuarial loss (gain)	9	—	9	(2)	(4)	(5)
Settlements	4	—	15	—	—	—
Net periodic benefit (credit) cost*	$71	1	99	(1)	4	4
* Included in the “Operating expenses” and “Selling, general and administrative expenses” line items on our consolidated statement of income.

During the nine months ended September 30, 2024, we contributed $22 million to our U.S. pension and other postretirement benefit plans and $4 million to our international pension plans. We currently expect to make additional contributions of approximately $13 million to our U.S. pension and other postretirement benefit plans and approximately $1 million to our international pension plans during the remainder of 2024. Cash contributions are included in the “Other” line item of the “Cash Flows From Operating Activities” section of our consolidated statement of cash flows.

Note 18—Accumulated Other Comprehensive Loss

Changes in the balances of each component of accumulated other comprehensive loss were as follows:

	Millions of Dollars
	Defined Benefit Plans	Foreign Currency Translation	Hedging	Accumulated Other Comprehensive Loss

December 31, 2023	$(120)	(157)	(5)	(282)
Other comprehensive income before reclassifications	1	133	—	134
Amounts reclassified from accumulated other comprehensive loss
Defined benefit plans*
Amortization of net actuarial loss and settlements	7	—	—	7
Foreign currency translation	—	—	—	—
Hedging	—	—	—	—
Net current period other comprehensive income	8	133	—	141
September 30, 2024	$(112)	(24)	(5)	(141)

December 31, 2022	$(122)	(336)	(2)	(460)
Other comprehensive income before reclassifications	2	60	—	62
Amounts reclassified from accumulated other comprehensive loss
Defined benefit plans*
Amortization of net actuarial loss and settlements	13	—	—	13
Foreign currency translation	—	—	—	—
Hedging	—	—	—	—
Net current period other comprehensive income	15	60	—	75
September 30, 2023	$(107)	(276)	(2)	(385)
* Included in the computation of net periodic benefit cost. See Note 17—Pension and Postretirement Plans, for additional information.

Note 19—Cash Flow Information

In the third quarter of 2024, we began presenting the line item “Capital expenditures and investments” on our consolidated statement of cash flows exclusive of acquisitions, net of cash acquired. Prior period information has been reclassified for comparability. Acquisitions, net of cash acquired, were $567 million and $263 million for the nine months ended September 30, 2024 and 2023, respectively.

Supplemental Cash Flow Information

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023
Non-cash investing activities
Derecognition of government obligations*	1,100	—	1,100	—

Non-cash financing activities
Derecognition of Discharged Notes*	(1,100)	—	(1,100)	—
* Refer to Note 12—Debt, for additional information regarding the derecognition of the government obligations and Discharged Notes on our balance sheet at September 30, 2024.

Note 20—Related Party Transactions

Significant transactions with related parties were:

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023

Operating revenues and other income (a)	$1,119	1,126	3,440	3,489
Purchases (b)	5,163	5,006	15,582	12,662
Operating expenses and selling, general and administrative expenses (c)	73	77	219	225

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

Note 21—Segment Disclosures and Related Information

Effective April 1, 2024, we changed the internal financial information reviewed by our chief executive officer to evaluate performance and allocate resources to our operating segments. This included changes in the composition of our operating segments, as well as measurement changes for certain activities between our operating segments. The primary effects are summarized below. Prior period information has been recast for comparability.

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

Corporate and Other includes general corporate overhead, interest income, interest expense, our investment in research of new technologies, business transformation restructuring costs, our 16% investment in NOVONIX, and various other corporate activities. Corporate assets include all cash, cash equivalents and income tax-related assets. See Note 3—Restructuring, for additional information regarding restructuring costs.

Intersegment sales are at prices that we believe approximate market.

Analysis of Results by Operating Segment

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023
Sales and Other Operating Revenues*
Midstream
Total sales	$4,432	4,581	13,619	13,997
Intersegment eliminations	(633)	(645)	(2,070)	(2,016)
Total Midstream	3,799	3,936	11,549	11,981
Chemicals	—	—	—	—
Refining
Total sales	20,999	24,633	66,007	68,198
Intersegment eliminations	(12,207)	(16,049)	(38,790)	(43,658)
Total Refining	8,792	8,584	27,217	24,540
Marketing and Specialties
Total sales	22,917	27,658	71,044	73,835
Intersegment eliminations	(538)	(928)	(1,636)	(2,222)
Total Marketing and Specialties	22,379	26,730	69,408	71,613
Renewable Fuels
Total sales	1,343	1,279	3,987	3,568
Intersegment eliminations	(795)	(894)	(2,721)	(2,599)
Total Renewable Fuels	548	385	1,266	969
Corporate and Other	10	8	28	26
Consolidated sales and other operating revenues	$35,528	39,643	109,468	109,129
* See Note 5—Sales and Other Operating Revenues, for further details on our disaggregated sales and other operating revenues.

Income (Loss) Before Income Taxes
Midstream	$644	724	1,965	2,060
Chemicals	342	104	769	494
Refining	(108)	1,712	410	4,481
Marketing and Specialties	(22)	605	759	1,501
Renewable Fuels	(116)	22	(226)	164
Corporate and Other	(327)	(354)	(989)	(992)
Consolidated income before income taxes	$413	2,813	2,688	7,708

	Millions of Dollars
	September 30 2024	December 31 2023
Total Assets
Midstream	$28,494	29,052
Chemicals	7,908	7,357
Refining	21,690	21,013
Marketing and Specialties	9,869	10,834
Renewable Fuels	3,457	2,012
Corporate and Other	3,662	5,233
Consolidated total assets	$75,080	75,501

Note 22—Income Taxes

Our effective income tax rates for the three and nine months ended September 30, 2024, were 11% and 20%, respectively, compared to 24% and 23% for the corresponding periods of 2023, respectively. The decrease in our effective rate for the three months ended September 30, 2024, was primarily attributable to the impact of lower income before income taxes in 2024, discounts on purchased tax credits, non-taxable equity earnings, and a reduction to state income taxes. The decrease in our effective rate for the nine months ended September 30, 2024, was primarily attributable to the tax benefits from share-based compensation plans, discounts on purchased tax credits, and non-taxable equity earnings.

The effective tax rate for the three months ended September 30, 2024, varied from the U.S. federal statutory income tax rate primarily due to the impact of discounts on purchased tax credits and non-taxable equity earnings. The effective tax rate for the nine months ended September 30, 2024, varied from the U.S. federal statutory income tax rate primarily due to the tax benefit from share-based equity compensation plans, discounts on purchased tax credits, and non-taxable equity earnings, partially offset by state taxes.

Pursuant to the Inflation Reduction Act of 2022, we executed agreements to purchase eligible tax credits for a total of $372 million and $517 million during the three and nine months ended September 30, 2024, respectively. We paid $102 million and $146 million to our counterparties during the three and nine months ended September 30, 2024, respectively, and the remainder will be paid by the end of 2024. These credits were used to offset tax payments for 2023 and 2024.

Note 23—DCP Midstream Class A Segment

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

The most significant assets of DCP Midstream Class A Segment that are available to settle only its obligations, along with its most significant liabilities for which its creditors do not have recourse to Phillips 66’s general credit, were:

	Millions of Dollars
	September 30 2024	December 31 2023
Accounts receivable	$599	601
Net properties, plants and equipment	8,853	9,319
Investments and long-term receivables	1,633	1,901
Accounts payable	787	815
Short-term debt	533	357
Long-term debt	2,914	3,759

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

Distributions
During the three and nine months ended September 30, 2024, DCP LP made cash distributions of $12 million and $36 million, respectively, to a common unit holder other than Phillips 66 and its subsidiaries. During the three and nine months ended September 30, 2023, DCP LP made cash distributions of $12 million and $113 million, respectively, to common unit holders other than Phillips 66 and its subsidiaries.

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

EXECUTIVE OVERVIEW AND BUSINESS ENVIRONMENT

Phillips 66 is uniquely positioned as a leading integrated downstream energy provider operating with Midstream, Chemicals, Refining, Marketing and Specialties (M&S), and Renewable Fuels segments. At September 30, 2024, we had total assets of $75.1 billion. Our common stock trades on the New York Stock Exchange under the symbol PSX.

Executive Overview
In the third quarter of 2024, we reported earnings of $346 million and cash provided by operating activities of $1.1 billion. During the quarter, we funded capital expenditures and investments of $358 million, completed the acquisition of Pinnacle Midland Parent LLC (Pinnacle Midstream) for total cash consideration of $567 million, purchased government obligations of $1.1 billion that were ultimately used to extinguish debt, and received proceeds from asset dispositions of $219 million. Additionally, we received proceeds from debt issuances, net of debt repayments, of $1.1 billion, repurchased $800 million of common stock, and paid dividends on our common stock of $477 million. We ended the third quarter of 2024 with $1.6 billion of cash and cash equivalents and $5.3 billion of total committed capacity available under our credit facilities. See Note 12—Debt, in the Notes to Consolidated Financial Statements for additional information regarding our purchase of government obligations used to extinguish debt.

Strategic Priorities Update
In October 2024, we announced progress on our strategic priorities intended to enhance long-term shareholder value.

•We have distributed $12.5 billion through share repurchases and dividends since July 2022 and are on pace to achieve our $13 billion to $15 billion target by year-end 2024.

•We achieved $1.4 billion in run-rate business transformation savings, delivering on our cost reduction target.

•We expanded our Midstream NGL wellhead-to-market business with the acquisition of Pinnacle Midstream and approved a follow-on processing plant expansion in the Midland Basin expected to be completed in mid-year 2025.

•We have achieved our target of over $400 million of run-rate synergies from the integration of DCP Midstream Class A Segment.

•We have received proceeds of $1.3 billion since 2022 toward our $3 billion asset disposition target. In addition, we recently agreed to sell our 49% interest in a Switzerland-based retail joint venture for cash proceeds of 1.06 billion Swiss francs (approximately $1.24 billion), and our interests in non-core Midstream assets in North Dakota for $140 million. Refer to Note 8—Investments, Loans and Long-Term Receivables, in the Notes to Consolidated Financial Statements for additional information.

Basis of Presentation
Effective April 1, 2024, we changed the internal financial information reviewed by our chief executive officer to evaluate performance and allocate resources to our operating segments. This included changes in the composition of our operating segments, as well as measurement changes for certain activities between our operating segments. The primary effects are summarized below. Prior period information has been recast for comparability.

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

Business Environment
The Midstream segment includes our Transportation and natural gas liquids (NGL) businesses. Our Transportation business contains fee-based operations not directly exposed to commodity price risk. Our NGL business, including DCP Midstream Class A Segment, DCP Sand Hills Pipeline, LLC (DCP Sand Hills) and DCP Southern Hills Pipeline, LLC (DCP Southern Hills), contains both fee-based operations and operations directly impacted by NGL and natural gas prices. The weighted-average NGL price was $0.64 per gallon during the third quarter of 2024, compared with $0.67 per gallon during the third quarter of 2023. The Henry Hub natural gas price was $2.09 per million British thermal units (MMBtu) during the third quarter of 2024, compared with $2.58 per MMBtu during the third quarter of 2023. The decrease in NGL prices and natural gas prices was partially due to constraints on Permian natural gas exit capacity.

The Chemicals segment consists of our 50% equity investment in Chevron Phillips Chemical Company LLC (CPChem). The chemicals and plastics industry is mainly a commodity-based industry where the margins for key products are based on supply and demand, as well as cost factors. The benchmark high-density polyethylene chain margin increased in the third quarter of 2024, compared with the third quarter of 2023, mainly due to improved polyethylene sales prices and lower natural gas and ethane prices.

Our Refining segment results are driven by several factors, including market crack spreads, refinery throughput, feedstock costs, product yields, turnaround activity, and other operating costs. Market cracks are used as indicators of refining margins and measure the difference between market prices for refined petroleum products and crude oil. The composite 3:2:1 market crack spread for our business decreased to an average of $16.50 per barrel during the third quarter of 2024, from an average of $36.06 per barrel during the third quarter of 2023. The decrease in the composite market crack spreads was primarily driven by higher supply due to increased global refining utilization and lower global prices for gasoline and diesel. The price of U.S. benchmark crude oil, West Texas Intermediate (WTI) at Cushing, Oklahoma, decreased to an average of $75.19 per barrel during the third quarter of 2024, from an average of $82.49 per barrel during the third quarter of 2023.

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

Our Renewable Fuels segment consists of the operations and assets of the Rodeo Renewable Energy Complex (RREC), as well as the global activities to procure renewable feedstocks, manage certain regulatory credits, and market renewable fuels. Results for our Renewable Fuels segment are impacted by feedstock costs, throughput, and certain regulatory credits, as well as other market factors, largely determined by the relationship between supply and demand, and other operating costs.

RESULTS OF OPERATIONS

Unless otherwise indicated, discussion of results for the three and nine months ended September 30, 2024, is based on a comparison with the corresponding periods of 2023.

Consolidated Results

A summary of income (loss) before income taxes by business segment with a reconciliation to net income attributable to Phillips 66 follows:

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023

Midstream	$644	724	1,965	2,060
Chemicals	342	104	769	494
Refining	(108)	1,712	410	4,481
Marketing and Specialties	(22)	605	759	1,501
Renewable Fuels	(116)	22	(226)	164
Corporate and Other	(327)	(354)	(989)	(992)
Income before income taxes	413	2,813	2,688	7,708
Income tax expense	44	670	538	1,754
Net income	369	2,143	2,150	5,954
Less: net income attributable to noncontrolling interests	23	46	41	199
Net income attributable to Phillips 66	$346	2,097	2,109	5,755

Our net income attributable to Phillips 66 in the third quarter of 2024 was $346 million, compared with $2.1 billion in the third quarter of 2023. Our net income attributable to Phillips 66 for the nine months ended September 30, 2024, was $2.1 billion, compared with $5.8 billion for the nine months ended September 30, 2023. The decrease in both periods was primarily due to a decline in realized refining margins primarily driven by lower market crack spreads and an accrual recorded in the third quarter of 2024 related to litigation with Propel Fuels, Inc. (Propel Fuels), partially offset by higher equity earnings from CPChem and lower income tax expense.

See the “Segment Results” section for additional information on our segment results and Note 22—Income Taxes, in the Notes to Consolidated Financial Statements for additional information on income taxes.

See the “Contingencies” section and Note 14—Contingencies and Commitments, in the Notes to Consolidated Financial Statements for additional information regarding our litigation with Propel Fuels.

Statement of Income Analysis

Sales and other operating revenues decreased 10% for the three months ended September 30, 2024 and were flat for the nine months ended September 30, 2024. Purchased crude oil and products decreased 6% and increased 5% for the three and nine months ended September 30, 2024, respectively. The decreases in both line items for the three months ended September 30, 2024, were mainly due to lower prices for crude oil, NGL, natural gas and refined petroleum products. The increase in purchased crude oil and products for the nine months ended September 30, 2024, was primarily due to increased refined petroleum products volumes, partially offset by lower prices for natural gas and refined petroleum products.

Equity in earnings of affiliates decreased 10% for the nine months ended September 30, 2024. The decrease was primarily attributable to lower equity earnings from WRB Refining LP (WRB) as a result of lower margins and decreased equity earnings from Excel Paralubes LLC due to declining margins, partially offset by lower maintenance costs. These decreases were partially offset by higher equity earnings from CPChem. See the Chemicals segment analysis in the “Segment Results” section for additional information regarding CPChem.

Net gain on dispositions decreased 98% for the three months ended September 30, 2024 and increased 93% for the nine months ended September 30, 2024, respectively. The decrease for the three months ended September 30, 2024, was primarily due to a before-tax gain of $101 million recognized in the Midstream segment in the third quarter of 2023 associated with the sale of our 25% ownership interest in the South Texas Gateway Terminal. The increase for the nine months ended September 30, 2024, was primarily due to a before-tax gain of $238 million recognized in the Midstream segment in the second quarter of 2024 associated with the sale of our 25% ownership interest in Rockies Express Pipeline LLC (REX), partially offset by before-tax gains totaling $137 million associated with the sale of our 25% ownership interest in the South Texas Gateway Terminal and the Belle Chasse Terminal in 2023.

Other income increased $69 million and $77 million for the three and nine months ended September 30, 2024, respectively. The increase for the three months ended September 30, 2024, was primarily due to higher results from trading activities. The increase for the nine months ended September 30, 2024, was primarily attributable to higher results from trading activities and changes in the fair value of our investment in NOVONIX, partially offset by lower interest income as a result of lower cash balances.

Selling, general and administrative expenses increased 78% and 23% for the three and nine months September 30, 2024, primarily due to an accrual of $605 million recorded during the third quarter of 2024 related to litigation with Propel Fuels. The increase during the nine months ended September 30, 2024, was partially offset by lower employee-related expenses. See Note 14—Contingencies and Commitments, in the Notes to Consolidated Financial Statements for additional information regarding our litigation with Propel Fuels.

Depreciation and amortization increased 11% for the three months ended September 30, 2024, primarily due to 10 days, or $25 million, of accelerated depreciation recorded in the third quarter of 2024 associated with our Los Angeles Refinery, as well as depreciation and amortization associated with the ramp-up of the RREC. See Note 3—Restructuring, in the Notes to Consolidated Financial Statements for information regarding our plans to cease operations at our Los Angeles Refinery.

Impairments increased $26 million and $404 million for the three and nine months ended September 30, 2024, respectively. The increase for the three months ended September 30, 2024, was primarily due to before-tax impairments recorded in our Midstream segment related to certain crude gathering assets in Texas. The increase for the nine months ended September 30, 2024, was primarily driven by before-tax impairments related to certain gathering and processing assets in Texas, certain crude oil processing and logistics assets in California, and certain crude gathering assets in Texas. See Note 10—Impairments, in the Notes to Consolidated Financial Statements for additional information regarding impairments.

Taxes other than income taxes decreased 69% and 52% for the three and nine months ended September 30, 2024, respectively. The decreases were primarily driven by tax credits generated from renewable diesel blending activity.

Income tax expense decreased 93% and 69% for the three and nine months ended September 30, 2024, respectively. The decreases were primarily due to lower income before income taxes. See Note 22—Income Taxes, in the Notes to Consolidated Financial Statements for information regarding our effective income tax rates.

Net income attributable to noncontrolling interests decreased 50% and 79% for the three and nine months ended September 30, 2024. The decrease for the three and nine months ended September 30, 2024, primarily reflects the impacts of the acquisition of all publicly held common units of DCP LP (DCP LP Merger) in June 2023. The decrease in the nine months ended September 30, 2024 also reflects before-tax impairments reported in our Midstream segment related to certain DCP LP gathering and processing assets in Texas. See Note 2—DCP Midstream, LP Merger (DCP LP Merger), and Note 10—Impairments, in the Notes to Consolidated Financial Statements for additional information.

Segment Results

Midstream

	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023

	Millions of Dollars
Income Before Income Taxes
Transportation	$254	386	1,045	976
NGL	390	338	920	1,084
Total Midstream	$644	724	1,965	2,060

	Thousands of Barrels Daily
Transportation Volumes
Pipelines*	3,006	3,039	3,015	3,111
Terminals	3,049	3,167	3,128	3,173
Operating Statistics
NGL fractionated**	728	703	717	700
NGL production**	439	432	431	432
Wellhead Volume (billion cubic feet per day)**	4.3	4.6	4.4	4.5
* Pipelines represent the sum of volumes transported through each separately tariffed consolidated pipeline segment, excluding NGL’s pipelines.
** Includes 100% of DCP Midstream Class A Segment’s volumes.

The Midstream segment provides crude oil and refined petroleum product transportation, terminaling and processing services; NGL production, transportation, storage, fractionation, processing and marketing services; natural gas gathering, compressing, treating, processing, storage, transportation and marketing services; and condensate recovery. These activities are mainly in the United States.

Results from our Midstream segment decreased $80 million and $95 million for the three and nine months ended September 30, 2024, respectively.

Results from our Transportation business decreased $132 million and increased $69 million for the three and nine months ended September 30, 2024, respectively. The decrease in the three months ended September 30, 2024, is primarily due to a before-tax gain of $101 million in the third quarter of 2023 associated with the sale of our 25% ownership interest in the South Texas Gateway Terminal, as well as an impairment of $28 million in the third quarter of 2024 related to certain crude gathering assets in Texas. The increase in the nine months ended September 30, 2024, is primarily due to a before-tax gain of $238 million recognized in the second quarter of 2024 associated with the sale of our 25% ownership interest in REX and increased volumes supporting our Refining segment. The increase in the nine months ended September 30, 2024, is partially offset by before-tax gains totaling $137 million recognized in 2023 associated with the sale of our 25% ownership interest in the South Texas Gateway Terminal and the Belle Chasse Terminal, as well as impairments recognized in 2024 on certain crude gathering assets in Texas and certain crude oil processing and logistics assets in California totaling $87 million, and decreased earnings from our equity affiliates. See Note 10—Impairments, in the Notes to Consolidated Financial Statements for additional information regarding impairments.

Results from our NGL business increased $52 million and decreased $164 million for the three and nine months ended September 30, 2024, respectively. The increase in the three months ended September 30, 2024, is primarily due to higher liquefied petroleum gas (LPG) cargo volumes and margins. The decrease in the nine months ended September 30, 2024, is primarily due to before-tax impairment charges recognized in 2024 associated with certain gathering and processing assets in Texas and unfavorable pricing driven by falling natural gas prices and winter weather impacts, partially offset by higher LPG cargo volumes and margins, lower maintenance costs and improved pipeline volumes.

See the “Executive Overview and Business Environment” section for information on market factors impacting this quarter’s results.

Chemicals

	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023

	Millions of Dollars

Income Before Income Taxes	$342	104	769	494

Millions of Pounds

CPChem Externally Marketed Sales Volumes*	6,264	6,241	18,384	17,839
* Represents 100% of CPChem’s outside sales of produced petrochemical products, as well as commission sales from equity affiliates.

Olefins and Polyolefins Capacity Utilization (percent)	98%	99	97	97

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

Results from the Chemicals segment increased $238 million and $275 million for the three and nine months ended September 30, 2024, respectively, primarily due to improved margins driven by higher sales prices and lower feedstock costs, as well as increased volumes and decreased utility costs.

See the “Executive Overview and Business Environment” section for information on market factors impacting CPChem’s results.

Refining

	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023

	Millions of Dollars
Income (Loss) Before Income Taxes
Atlantic Basin/Europe	$(61)	406	32	666
Gulf Coast	(102)	364	60	1,406
Central Corridor	308	367	764	1,732
West Coast	(253)	575	(446)	677
Worldwide	$(108)	1,712	410	4,481

	Dollars Per Barrel
Income (Loss) Before Income Taxes
Atlantic Basin/Europe	$(1.27)	8.68	0.22	5.08
Gulf Coast	(2.10)	6.83	0.41	9.09
Central Corridor	11.38	15.14	9.47	22.31
West Coast	(11.51)	18.29	(6.64)	7.61
Worldwide	(0.74)	11.00	0.93	9.91

Realized Refining Margins*
Atlantic Basin/Europe	$5.87	16.15	7.88	14.26
Gulf Coast	6.39	13.99	8.38	16.32
Central Corridor	14.19	19.25	13.18	22.75
West Coast	4.34	31.65	9.34	21.40
Worldwide	8.31	19.06	9.77	18.41
* See the “Non-GAAP Reconciliations” section for a reconciliation of this non-GAAP measure to the most directly comparable measure under generally accepted accounting principles in the United States (GAAP), income (loss) before income taxes per barrel.

On September 20, 2024, we approved a plan to cease operations at our Los Angeles Refinery in the fourth quarter of 2025 and are evaluating the future use of the property. See Note 3—Restructuring, in the Notes to Consolidated Financial Statements for additional information.

	Thousands of Barrels Daily
	Three Months Ended September 30		Nine Months Ended September 30
Operating Statistics	2024	2023	2024	2023
Refining operations*
Atlantic Basin/Europe
Crude oil capacity	537	537	537	537
Crude oil processed	498	492	499	466
Capacity utilization (percent)	93%	92	93	87
Refinery production	524	511	534	481
Gulf Coast
Crude oil capacity	529	529	529	529
Crude oil processed	473	519	484	512
Capacity utilization (percent)	89%	98	92	97
Refinery production	538	586	545	576
Central Corridor
Crude oil capacity	531	531	531	531
Crude oil processed	533	492	528	488
Capacity utilization (percent)	100%	93	99	92
Refinery production	554	514	548	509
West Coast**
Crude oil capacity	244	319	244	319
Crude oil processed	230	323	234	306
Capacity utilization (percent)	94%	101	96	96
Refinery production	237	342	243	325
Worldwide
Crude oil capacity	1,841	1,916	1,841	1,916
Crude oil processed	1,734	1,826	1,745	1,772
Capacity utilization (percent)	94%	95	95	93
Refinery production	1,853	1,953	1,870	1,891
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

Results from our Refining segment decreased $1,820 million and $4,071 million for the three and nine months ended September 30, 2024, respectively. The decrease for the three months ended September 30, 2024, was primarily due to lower realized margins driven by lower market crack spreads, partially offset by unfavorable inventory hedging impacts during the corresponding period of 2023. The decrease for the nine months ended September 30, 2024, was primarily due to lower realized margins driven by lower market crack spreads, partially offset by lower utility, maintenance and employee-related costs.

Our worldwide refining crude oil capacity utilization rate was 94% and 95% for the three and nine months ended September 30, 2024, respectively, compared with 95% and 93% for the three and nine months ended September 30, 2023, respectively. See the “Executive Overview and Business Environment” section for information on market factors impacting this quarter’s results.

Marketing and Specialties

	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023

	Millions of Dollars

Income (Loss) Before Income Taxes	$(22)	605	759	1,501

	Dollars Per Barrel
Income (Loss) Before Income Taxes
U.S.	$(1.43)	2.42	0.37	1.92
International	5.07	4.20	4.36	4.39

Realized Marketing Fuel Margins*
U.S.	$2.45	2.85	1.92	2.38
International	6.19	5.55	5.65	5.70
* See the “Non-GAAP Reconciliations” section for a reconciliation of this non-GAAP measure to the most directly comparable GAAP measure, income before income taxes per barrel.

	Dollars Per Gallon
U.S. Average Wholesale Prices*
Gasoline	$2.69	3.25	2.72	3.02
Distillates	2.68	3.48	2.76	3.24
* On third-party branded petroleum product sales, excluding excise taxes.

	Thousands of Barrels Daily
Marketing Refined Petroleum Product Sales
Gasoline	1,253	1,256	1,279	1,209
Distillates	990	984	989	935
Other	51	26	50	29
	2,294	2,266	2,318	2,173

The M&S segment purchases for resale and markets refined products, such as gasoline, distillates and aviation fuels, mainly in the United States and Europe. In addition, this segment includes the manufacturing and marketing of base oils and lubricants.

Results from the M&S segment decreased $627 million and $742 million for the three and nine months ended September 30, 2024, respectively. The decrease for the three and nine months ended September 30, 2024, was primarily driven by an accrual of $605 million recorded during the third quarter of 2024 related to litigation with Propel Fuels. In addition, the decrease in the three months ended September 30, 2024, was attributable to lower U.S. marketing fuel margins, partially offset by higher volumes, improved results from our specialty lubricants and other businesses and higher international marketing fuel margins. The decrease in the nine months ended September 30, 2024, was also due to lower U.S. marketing fuel margins, partially offset by higher volumes.

See the “Executive Overview and Business Environment” section for information on marketing fuel margins and other market factors impacting this quarter’s results.

See the “Contingencies” section and Note 14—Contingencies and Commitments, in the Notes to Consolidated Financial Statements for additional information regarding our litigation with Propel Fuels.

Renewable Fuels

	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023

	Millions of Dollars

Income (Loss) Before Income Taxes	$(116)	22	(226)	164

	Thousands of Barrels Daily
Operating Statistics
Total Renewable Fuels Produced	44	7	28	9
Total Renewable Fuel Sales	70	27	50	27

Market Indicators
Chicago Board of Trade (CBOT) soybean oil (dollars per pound)	$0.43	0.66	0.45	0.60
California Low-Carbon Fuel Standard (LCFS) carbon credit (dollars per metric ton)	53.89	74.80	56.53	74.03
California Air Resource Board (CARB) ultra-low-sulfur diesel (ULSD) - San Francisco (dollars per gallon)	2.39	3.33	2.56	2.89
Biodiesel Renewable Identification Number (RIN) (dollars per RIN)	0.60	1.40	0.56	1.51

The Renewable Fuels segment processes renewable feedstocks into renewable products at the RREC. In addition, this segment also includes the global activities to procure renewable feedstocks, manage certain regulatory credits, and market renewable fuels.

Results from the Renewable Fuels segment decreased $138 million and $390 million for the three and nine months ended September 30, 2024, respectively. The decrease in both periods was primarily driven by higher feedstock and other costs related to the ramp-up of the RREC, as well as lower emissions credit prices. This decrease was partially offset by increased emissions credit volumes, higher renewable fuel sales, and tax credits generated from renewable diesel blending activity.

See the “Executive Overview and Business Environment” section for information on market factors impacting this quarter’s results.

Corporate and Other

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023
Loss Before Income Taxes
Net interest expense	$(191)	(164)	(577)	(470)
Corporate overhead and other	(136)	(182)	(410)	(487)
NOVONIX	—	(8)	(2)	(35)
Total Corporate and Other	$(327)	(354)	(989)	(992)

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

Net interest expense increased $27 million and $107 million for the three and nine months ended September 30, 2024, respectively. The increase in the three months ended September 30, 2024, was primarily driven by decreased interest income as a result of lower cash balances and lower capitalized interest. The increase in the nine months ended September 30, 2024, was primarily driven by decreased interest income as a result of lower cash balances and higher average debt principal balances, partially offset by lower interest expense primarily related to the $53 million before-tax loss on early redemption of DCP LP’s 5.850% junior subordinated notes in May 2023. See Note 12—Debt, in the Notes to Consolidated Financial Statements for additional information.

Corporate overhead and other costs decreased $46 million and $77 million for the three and nine months ended September 30, 2024, respectively, primarily due to a decrease in consulting fees associated with our business transformation, as well as lower employee-related expenses.

There was no change in the fair value of our investment in NOVONIX in the three months ended September 30, 2024, compared with a decline of $8 million in the three months ended September 30, 2023. The fair value of our investment in NOVONIX declined by $2 million in the nine months ended September 30, 2024, compared with a decline of $35 million in the nine months ended September 30, 2023.

CAPITAL RESOURCES AND LIQUIDITY

Financial Indicators

	Millions of Dollars, Except as Indicated
	September 30 2024	December 31 2023

Cash and cash equivalents	$1,637	3,323
Short-term debt	1,522	1,482
Total debt	19,998	19,359
Total equity	29,784	31,650
Percent of total debt to capital*	40%	38
Percent of floating-rate debt to total debt	6%	10
* Capital includes total debt and total equity.

To meet our short- and long-term liquidity requirements, we use a variety of funding sources but rely primarily on cash generated from operating activities and debt financing. During the first nine months of 2024, we generated $3 billion of cash from operations. We received proceeds from debt issuances, net of debt repayments, of $1.7 billion. Additionally, we received proceeds from asset dispositions of $906 million. We used available cash primarily to repurchase shares of our common stock for $2.8 billion, pay dividends on our common stock of $1.4 billion, fund capital expenditures and investments of $1.4 billion, purchase government obligations of $1.1 billion that were ultimately used to extinguish debt, and complete the acquisition of Pinnacle Midstream for total cash consideration of $567 million. During the first nine months of 2024, cash and cash equivalents decreased to $1.6 billion. At this time, we believe that our cash on hand, as well as the sources of liquidity described herein, will be sufficient to fund our obligations over the short- and long-term.

Significant Sources of Capital

Operating Activities
During the first nine months of 2024, cash generated by operating activities was $3 billion, compared with $4.8 billion for the first nine months of 2023. The decrease was primarily due to lower earnings, primarily driven by a decline in realized refining margins, partially offset by more favorable working capital impacts.

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

Equity Affiliate Operating Distributions
Our operating cash flows are also impacted by distribution decisions made by our equity affiliates. During the first nine months of 2024, cash from operations included aggregate distributions of $1,045 million from our equity affiliates, while cash from operations during the first nine months of 2023 included aggregate distributions of $969 million from our equity affiliates. We cannot control the amount of future dividends from equity affiliates; therefore, future dividend payments by these equity affiliates are not assured.

Senior Notes Issuances

On September 9, 2024, Phillips 66 Company, a wholly owned subsidiary of Phillips 66, issued $1.8 billion aggregate principal amount of senior unsecured notes that are fully and unconditionally guaranteed by Phillips 66. The senior unsecured notes issuance consisted of:

•$600 million aggregate principal amount of 5.250% Senior Notes due 2031 (Additional 2031 Notes).
•$600 million aggregate principal amount of 4.950% Senior Notes due 2035 (2035 Notes).
•$600 million aggregate principal amount of 5.500% Senior Notes due 2055 (2055 Notes).

Interest on the Additional 2031 Notes is payable semi-annually on June 15 and December 15 of each year, commencing on December 15, 2024. Interest on the 2035 Notes and 2055 Notes is payable semi-annually on March 15 and September 15, commencing on March 15, 2025.

On February 28, 2024, Phillips 66 Company issued $1.5 billion aggregate principal amount of senior unsecured notes that are fully and unconditionally guaranteed by Phillips 66. The senior unsecured notes issuance consisted of:

•$600 million aggregate principal amount of 5.250% Senior Notes due 2031 (2031 Notes).
•$400 million aggregate principal amount of 5.300% Senior Notes due 2033 (Additional 2033 Notes).
•$500 million aggregate principal amount of 5.650% Senior Notes due 2054 (2054 Notes).

Interest on the 2031 Notes and 2054 Notes is payable semi-annually on June 15 and December 15 of each year and commenced on June 15, 2024. Interest on the Additional 2033 Notes is payable semi-annually on June 30 and December 30 of each year and commenced on June 30, 2024.

On June 20, 2023, Phillips 66 Company borrowed $1.25 billion under its delayed draw term loan that matures in June 2026.

On March 29, 2023, Phillips 66 Company issued $1.25 billion aggregate principal amount of senior unsecured notes that are fully and unconditionally guaranteed by Phillips 66. The senior unsecured notes issuance consisted of:

•$750 million aggregate principal amount of 4.950% Senior Notes due December 2027.
•$500 million aggregate principal amount of 5.300% Senior Notes due June 2033.

Discharge of Senior Notes
On September 20, 2024, we extinguished (i) the remaining $441 million outstanding principal amount of Phillips 66 Company’s 3.605% senior notes due February 2025 (2025 P66 Co Notes), and (ii) the remaining $650 million outstanding principal amount of Phillips 66’s 3.850% senior notes due April 2025 (the 2025 PSX Notes, and together with the 2025 P66 Co Notes, the Discharged Notes), whereby we irrevocably transferred a total of $1,100 million in government obligations to the trustee of the 2025 P66 Co Notes and the 2025 PSX Notes. The cash paid to purchase the government obligations is included within investing cash flows on our consolidated statement of cash flows. These government obligations will yield sufficient principal and interest over their remaining term to permit the trustee to satisfy the remaining principal and interest due on the Discharged Notes. Phillips 66 and Phillips 66 Company are no longer the primary obligors under the Discharged Notes. The transfer of the government obligations to the trustee was accounted for as a transfer of financial assets. If the trustee is unable to apply the government obligations to fund the remaining principal and interest payments on the Discharged Notes, then the Company’s obligations under the Indenture with respect to the Discharged Notes will be revived and reinstated. We deem the likelihood of such event to be remote with no impact to the legal isolation of the assets. Accordingly, the senior notes and the government obligations were derecognized on our balance sheet at September 30, 2024. For the three and nine months ended September 30, 2024, we recognized an immaterial gain on the extinguishment of this debt.

Related Party Advance Term Loan Agreement
At September 30, 2024 and December 31, 2023, borrowings outstanding under our Advance Term Loan agreements with WRB Refining LP (WRB) totaled $290 million. Borrowings under these agreements are due between 2035 and 2038 and bear interest at a floating rate based on adjusted term Secured Overnight Financing Rate (SOFR) plus an applicable margin, payable on the last day of each month.

Credit Facilities and Commercial Paper

Phillips 66 and Phillips 66 Company
On September 30, 2024, Phillips 66 Company entered into a 364-day, $500 million accounts receivable securitization facility (the Receivables Securitization Facility). Under the Receivables Securitization Facility, Phillips 66 Company sells or contributes on an ongoing basis, certain of its receivables, together with related security and interests in the proceeds thereof, to its wholly-owned subsidiary, Phillips 66 Receivables LLC, a consolidated and bankruptcy-remote special purpose entity created for the sole purpose of transacting under the Receivables Securitization Facility. Under the Receivables Securitization Facility, Phillips 66 Receivables LLC may borrow and incur indebtedness from, and/or sell certain receivables to the Purchaser/Lenders in an amount not to exceed $500 million in the aggregate, and will secure its obligations with a pledge of undivided interests in such receivables, together with related security and interests in the proceeds thereof, to PNC Bank, National Association, as Administrative Agent, for the benefit of the secured parties thereunder. Accounts outstanding under the Receivables Securitization Facility accrue interest at an adjusted SOFR.

Phillips 66 Receivables LLC’s sole activity consists of purchasing receivables from Phillips 66 Company, providing those receivables as collateral for Phillips 66 Receivables LLC’s borrowings or on-selling certain of its receivables under the Receivables Securitization Facility. Phillips 66 Receivables LLC is a separate legal entity with its own separate creditors, who will be entitled, upon its liquidation, to be satisfied out of Phillips 66 Receivables LLC’s assets prior to assets or value in Phillips 66 Receivables LLC becoming available to Phillips 66 Receivables LLC’s equity holders, and the assets of Phillips 66 Receivables LLC, including any funds of Phillips 66 Receivables LLC that may be commingled with funds of any of its affiliates for purposes of cash management and related efficiencies, are not available to pay creditors of Phillips 66 Company, Phillips 66 or any affiliate thereof. Collections on receivables in excess of amounts owed by Phillips 66 Receivables LLC under the Receivables Securitization Facility are available to Phillips 66 Receivables LLC for payment to Phillips 66 Company, for sales of its receivables to Phillips 66 Receivables LLC under the Securitization Facility, and otherwise for distribution to Phillips 66 Company, in each case, subject to the terms set forth in the Receivables Securitization Facility. The amount available for borrowing or sale of receivables may be limited by the availability of eligible receivables and other customary factors and conditions, as well as the covenants set forth in the Receivables Securitization Facility.

At September 30, 2024, we had unused capacity of $500 million under the Receivables Securitization Facility.

On June 25, 2024, we entered into a $400 million uncommitted credit facility (the Uncommitted Facility) with Phillips 66 Company as the borrower and Phillips 66 as the guarantor. The Uncommitted Facility contains covenants and events of default customary for unsecured uncommitted facilities. The Uncommitted Facility has no commitment fees or compensating balance requirements. Outstanding borrowings under the Uncommitted Facility bear interest at a rate of either (a) the adjusted term SOFR, (b) the adjusted daily simple SOFR or (c) the reference rate, in each case plus the applicable margin. Each borrowing matures six months from the date of such borrowing. We may at any time prepay outstanding borrowings, in whole or in part, without premium or penalty. At September 30, 2024, $400 million was outstanding under the Uncommitted Facility.

On February 28, 2024, we entered into a new $5 billion revolving credit agreement (the Facility) with Phillips 66 Company as the borrower and Phillips 66 as the guarantor and a scheduled maturity date of February 28, 2029. The Facility replaced our previous $5 billion revolving credit facility dated as of June 23, 2022, with Phillips 66 Company as the borrower and Phillips 66 as the guarantor, and the previous revolving credit facility was terminated. The Facility contains customary covenants similar to the previous revolving credit facility, including a maximum consolidated net debt-to-capitalization ratio of 65% as of the last day of each fiscal quarter. The Facility has customary events of default, such as nonpayment of principal when due; nonpayment of interest, fees or other amounts after grace periods; and violation of covenants. We may at any time prepay outstanding borrowings under the Facility, in whole or in part, without premium or penalty. We have the option to increase the overall capacity to $6 billion, subject to certain conditions. We also have the option to extend the scheduled maturity of the Facility for up to two additional one-year terms, subject to, among other things, the consent of the lenders holding the majority of the commitments and of each lender extending its commitment. Outstanding borrowings under the Facility bear interest at either: (a) the adjusted term SOFR (as described in the Facility) in effect from time to time plus the applicable margin; or (b) the reference rate (as described in the Facility) plus the applicable margin. The pricing levels for the commitment fee and interest-rate margins are determined based on the ratings in effect for our senior unsecured long-term debt from time to time. At September 30, 2024 and December 31, 2023, no amount had been drawn under the Facility or the previous revolving credit facility, respectively.

Phillips 66 also has a $5 billion uncommitted commercial paper program for short-term working capital needs that is supported by the Facility. Commercial paper maturities are contractually limited to less than one year. At September 30, 2024, $200 million of commercial paper had been issued under this program. At December 31, 2023, no borrowings were outstanding under this program.

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

Total Committed Capacity Available
At September 30, 2024 and December 31, 2023, we had approximately $5.3 billion and $6.4 billion, respectively, of total committed capacity available under the credit facilities described above.

Dispositions
On August 30, 2024, we sold our ownership interest in certain Midstream gathering and processing assets in Texas for $41 million and recognized a before-tax loss of $9 million, which is included in the “Net gain on dispositions” line item on our consolidated statement of income for the three and nine months ended September 30, 2024. See Note 9—Properties, Plants and Equipment, in the Notes to Consolidated Financial Statements for further information.

On August 1, 2024, we sold our ownership interests in certain gathering and processing assets in Louisiana and Alabama for $173 million and recognized a before-tax gain of $18 million, which is included in the “Net gain on dispositions” line item on our consolidated statement of income for the three and nine months ended September 30, 2024, and is reported in the Midstream segment. See Note 8—Investments, Loans and Long-Term Receivables, in the Notes to Consolidated Financial Statements for further information.

On June 14, 2024, we sold our 25% ownership interest in REX for $685 million and recognized a before-tax gain of $238 million, which is included in the “Net gain on dispositions” line item on our consolidated statement of income for the nine months ended September 30, 2024, and is reported in the Midstream segment. See Note 8—Investments, Loans and Long-Term Receivables, in the Notes to Consolidated Financial Statements for further information.

On August 1, 2023, we sold our 25% ownership interest in the South Texas Gateway Terminal for approximately $275 million.

On February 28, 2023, we closed on the sale of the Belle Chasse Terminal for approximately $76 million.

Pending Investment Dispositions
On October 28, 2024, we entered into an agreement to sell our equity interests in certain pipeline and terminaling assets in North Dakota for total cash proceeds of approximately $140 million, which approximates the net book value of the assets being sold. The transaction is expected to close in the fourth quarter of 2024, subject to completion of customary closing conditions and satisfaction of certain due diligence requirements.

On October 14, 2024, we entered into a definitive agreement to sell our 49% non-operated equity interest in Coop Mineraloel AG (Coop) for cash proceeds of 1.06 billion Swiss francs (approximately $1.24 billion), consisting of a sales price of approximately 1.0 billion Swiss francs (approximately $1.17 billion) and an assumed dividend of 60 million Swiss francs (approximately $70 million) for 2024 to be paid at or prior to closing. The sales price is subject to adjustment based on the amount of the dividend. The transaction is subject to approval by the Swiss Competition Commission and is expected to close in the first quarter of 2025. The net book value of our investment in Coop at September 30, 2024, was $152 million.

Off-Balance Sheet Arrangements

Lease Residual Value Guarantees
Under the operating lease agreement for our headquarters facility in Houston, Texas, we have the option, at the end of the lease term in September 2025, to request to renew the lease, purchase the facility or assist the lessor in marketing it for resale. We have a residual value guarantee associated with the operating lease agreement with a maximum potential future exposure of $514 million at September 30, 2024. We also have residual value guarantees associated with railcar, airplane and truck leases with maximum potential future exposures totaling $173 million. These leases have remaining terms of one to ten years.

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

Dakota Access and ETCO have guaranteed repayment of senior unsecured notes issued by a wholly owned subsidiary of Dakota Access. On April 1, 2024, Dakota Access’ wholly owned subsidiary repaid $1 billion aggregate principal amount of its outstanding senior notes upon maturity. We funded our 25% share of the repayment, or $250 million, with a capital contribution of $171 million in March 2024 and $79 million of distributions we elected not to receive from Dakota Access in the first quarter of 2024. At September 30, 2024, the aggregate principal amount outstanding of Dakota Access’ senior unsecured notes was $850 million.

In addition, Phillips 66 Partners LP (Phillips 66 Partners), a wholly owned subsidiary of Phillips 66, and its co-venturers in Dakota Access also provided a Contingent Equity Contribution Undertaking (CECU) in conjunction with the notes offering. Under the CECU, the co-venturers may be severally required to make proportionate equity contributions to Dakota Access if there is an unfavorable final judgment in the above-mentioned ongoing litigation. At September 30, 2024, our 25% share of the maximum potential equity contributions under the CECU was approximately $215 million. If the pipeline is required to cease operations, it may have a material adverse effect on our results of operations and cash flows. Should operations cease and Dakota Access and ETCO not have sufficient funds to pay its expenses, we also could be required to support our 25% share of the ongoing expenses, including scheduled interest payments on the notes of approximately $10 million annually, in addition to the potential obligations under the CECU at September 30, 2024.

See Note 13—Guarantees, in the Notes to Consolidated Financial Statements for additional information regarding our guarantees.

Capital Requirements

Capital Expenditures and Investments
For information about our capital expenditures and investments, see the “Capital Spending” section below.

Debt Financing
Our debt balance at September 30, 2024 and December 31, 2023, was $20 billion and $19.4 billion, respectively. Our total debt-to-capital ratio was 40% and 38% at September 30, 2024 and December 31, 2023, respectively.

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

DCP LP Cash Distributions to Unitholders
DCP LP’s partnership agreement requires it to distribute all available cash within 45 days after the end of each quarter. During the nine months ended September 30, 2024 and September 30, 2023, DCP LP made cash distributions of $36 million and $113 million, respectively, to common unit holders other than Phillips 66 and its subsidiaries.

Midstream Acquisition
On July 1, 2024, we acquired Pinnacle Midstream to expand our natural gas gathering and processing operations in the Permian Basin for total cash consideration of $567 million.

Dividends
On July 10, 2024, our Board of Directors declared a quarterly cash dividend of $1.15 per common share. This dividend was paid on September 3, 2024, to shareholders of record as of the close of business on August 20, 2024. On October 11, 2024, our Board of Directors declared a quarterly cash dividend of $1.15 per common share. This dividend is payable on December 2, 2024, to shareholders of record as of the close of business on November 18, 2024.

Share Repurchases
Since July 2012, our Board of Directors has authorized an aggregate of $25 billion of repurchases of our outstanding common stock under our share repurchase program. Our share repurchase authorizations do not expire. Any future share repurchases will be made at the discretion of management and will depend on various factors including our share price, results of operations, financial condition and cash required for future business plans. For the nine months ended September 30, 2024, we repurchased 19.5 million shares at an aggregate cost of approximately $2.8 billion. Since July 2012, we have repurchased 233.3 million shares under our share repurchase program at an aggregate cost of $20.9 billion. Shares of stock repurchased are held as treasury shares.

Employee Benefit Plan Contributions
During the nine months ended September 30, 2024, we contributed $22 million to our U.S. pension and other postretirement benefit plans and $4 million to our international pension plans. We currently expect to make additional contributions of approximately $13 million to our U.S. pension and other postretirement benefit plans and approximately $1 million to our international pension plans during the remainder of 2024.

Capital Spending

	Millions of Dollars
	Nine Months Ended September 30
	2024	2023
Capital Expenditures and Investments*
Midstream	$523	460
Chemicals	—	—
Refining	386	392
Marketing and Specialties	53	60
Renewable Fuels	357	546
Corporate and Other	34	63
Total Capital Expenditures and Investments	$1,353	1,521

Selected Equity Affiliates**
CPChem	579	773
WRB	83	128
	$662	901
 * In the third quarter of 2024, we began presenting the line item “Capital expenditures and investments” on our consolidated statement of cash flows exclusive of acquisitions, net of cash acquired, and purchases of government obligations. Prior period information has been reclassified for comparability. Acquisitions, net of cash acquired, were $567 million and $263 million for the nine months ended September 30, 2024 and 2023, respectively. Purchases of government obligations were $1.1 billion for the nine months ended September 30, 2024.
** Our share of joint ventures’ capital spending.

Midstream
During the first nine months of 2024, capital spending in our Midstream segment included:

•Funding the expansion of our natural gas gathering and processing operations in the Permian Basin.

•A contribution to Dakota Access to fund our 25% share of Dakota Access’ debt repayment.

•Expansion of gathering systems in the DJ Basin and Permian Basin.

•Spending associated with other return projects, well connections, reliability and maintenance projects.

Chemicals
During the first nine months of 2024, on a 100% basis, CPChem’s capital expenditures and investments were $1.2 billion. The capital spending was primarily for the development of petrochemical projects on the U.S. Gulf Coast and in the Middle East, as well as sustaining, debottlenecking and optimization projects on existing assets. CPChem’s capital program was self-funded, and we expect CPChem to continue self-funding its capital program for the remainder of 2024.

Refining
Capital spending for the Refining segment during the first nine months of 2024 was primarily for projects to enhance the yield of higher-value products and sustain the reliability and safety of our facilities.

Major capital activities included:

•Installation of facilities to improve market capture at our refineries, as well as the jointly owned Wood River and Borger refineries.

•Capital spending to improve reliability at our refineries, as well as the jointly owned Wood River and Borger refineries.

Marketing and Specialties
Capital spending for the M&S segment during the first nine months of 2024 was primarily for the continued development and enhancement of retail sites in Europe, spend associated with marketing and commercial fleet fueling businesses on the U.S. West Coast, and marketing-related information technology enhancements.

Renewable Fuels
Capital spending for the Renewable Fuels segment during the first nine months of 2024 was related to the construction of facilities to produce renewable fuels at the RREC.

Corporate and Other
Capital spending for Corporate and Other during the first nine months of 2024 was primarily related to information technology.

Contingencies

A number of lawsuits involving a variety of claims that arose in the ordinary course of business have been filed against us or are subject to indemnifications provided by us. We also may be required to remove or mitigate the effects on the environment of the placement, storage, disposal, or release of certain chemical, mineral and petroleum substances at various active and inactive sites. We regularly assess the need for financial recognition or disclosure of these contingencies. In the case of all known contingencies (other than those related to income taxes), we accrue a liability when the loss is probable and the amount of loss is reasonably estimable. If a range of amounts can be reasonably estimated and no amount within the range is a better estimate than any other amount, then the minimum of the range is accrued. We do not reduce these liabilities for potential insurance or third-party recoveries. If applicable, we accrue receivables for probable insurance or other third-party recoveries. In the case of income tax-related contingencies, we use a cumulative probability-weighted loss accrual in cases where sustaining a tax position is uncertain.

Other than with respect to the legal matters described herein, based on currently available information, we believe it is remote that future costs related to known contingent liability exposures will exceed current accruals by an amount that would have a material adverse impact on our consolidated financial statements. As we learn new facts concerning contingencies, we reassess our position both with respect to accrued liabilities and other potential exposures. Estimates particularly sensitive to future changes include contingent liabilities recorded for environmental remediation, tax and legal matters. Estimated future environmental remediation costs are subject to change due to such factors as the uncertain magnitude of cleanup costs, the unknown time and extent of such remedial actions that may be required, and the determination of our liability in proportion to that of other potentially responsible parties. Estimated future costs related to tax and legal matters are subject to change as events evolve and as additional information becomes available during the administrative and litigation processes.

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

Propel Fuels Litigation
In late 2017, as part of Phillips 66 Company’s evaluation of various opportunities in the renewable fuels business, Phillips 66 Company engaged with Propel Fuels, Inc. (Propel Fuels), a California company that distributes E85 and other alternative fuels through fueling kiosks. Ultimately, the parties were not able to reach an agreement and negotiations were terminated in August 2018. On February 17, 2022, Propel Fuels filed a lawsuit in the Superior Court of California, County of Alameda (the Court), alleging that Phillips 66 Company misappropriated trade secrets related to Propel Fuels’ renewable fuels business during and after due diligence. On October 16, 2024, a jury returned a verdict against Phillips 66 Company for $604.9 million in compensatory damages and issued a willfulness finding. In 2025, the Court is expected to rule on motions anticipated to be filed by Propel Fuels seeking exemplary damages and attorneys’ fees. Phillips 66 Company expects that Propel Fuels will ask the Court to grant treble damages. Also in 2025, the Court is expected to rule on Phillips 66 Company’s motions for a judgment in its favor as a matter of law, or in the alternative to reduce the jury’s verdict or to grant a new trial. Phillips 66 Company denies any wrongdoing and intends to vigorously defend its position. As a result of the jury verdict, the Company has recorded an accrual of $604.9 million which is included in the “Selling, general and administrative expenses” line on our consolidated statement of income for the three and nine months ended September 30, 2024, and is reported in the M&S segment. In addition, the accrued amount is reflected as “Other liabilities and deferred credits” on our consolidated balance sheet as of September 30, 2024. However, it is reasonably possible that the estimate of the loss could change based on the progression of the case, including the appeals process. Because of the uncertainties associated with ongoing litigation, we are unable to estimate the range of reasonably possible loss that may be attributable to exemplary damages, if any, in excess of the amount accrued. If information were to become available that would allow us to reasonably estimate a range of potential exposure in an amount higher or lower than the amount already accrued, we would adjust our accrued liabilities accordingly. While Phillips 66 Company believes the jury verdict is not legally or factually supported and intends to pursue post-judgment remedies and file an appeal, there can be no assurances that such defense efforts will be successful. To the extent Phillips 66 Company is required to pay exemplary damages, it may have a material adverse effect on our financial position and results of operations.

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

We are required to purchase RINs in the open market to satisfy the portion of our obligation under the Renewable Fuel Standard (RFS) that is not fulfilled by blending renewable fuels into the motor fuels we produce. For the nine months ended September 30, 2024 and 2023, we incurred expenses of $23 million and $242 million, respectively, associated with our obligation to purchase RINs in the open market to comply with the RFS for our wholly owned refineries. These expenses are included in the “Purchased crude oil and products” line item on our consolidated statement of income. Our jointly owned refineries also incurred expenses associated with the purchase of RINs in the open market, of which our share was $180 million and $326 million for the nine months ended September 30, 2024 and 2023, respectively. These expenses are included in the “Equity in earnings of affiliates” line item on our consolidated statement of income. The amount of these expenses and fluctuations between periods is primarily driven by the market price of RINs, refinery production, blending activities and renewable volume obligation requirements.

We occasionally receive requests for information or notices of potential liability from the Environmental Protection Agency (EPA) and state environmental agencies alleging that we are a potentially responsible party under the Federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or an equivalent state statute. On occasion, we also have been made a party to cost recovery litigation by those agencies or by private parties. These requests, notices and lawsuits assert potential liability for remediation costs at various sites that typically are not owned by us, but allegedly contain wastes attributable to our past operations. At December 31, 2023, we had been notified of potential liability under CERCLA and comparable state laws at 21 sites within the United States. During 2024, our legal organization approved the removal of two sites, thus, leaving 19 unresolved sites with potential liability at September 30, 2024.

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

GUARANTOR FINANCIAL INFORMATION

We have various cross guarantees between Phillips 66 and its wholly owned subsidiary Phillips 66 Company (together, the Obligor Group) with respect to publicly held debt securities. Phillips 66 conducts substantially all of its operations through subsidiaries, including Phillips 66 Company, and those subsidiaries generate substantially all of its operating income and cash flow. Phillips 66 has fully and unconditionally guaranteed the payment obligations of Phillips 66 Company with respect to its publicly held debt securities. In addition, Phillips 66 Company has fully and unconditionally guaranteed the payment obligations of Phillips 66 with respect to its publicly held debt securities. All guarantees are full and unconditional. At September 30, 2024, $14.7 billion of senior unsecured notes outstanding has been guaranteed by the Obligor Group.

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

The summarized results of operations for the nine months ended September 30, 2024, and the summarized financial position at September 30, 2024 and December 31, 2023, for the Obligor Group on a combined basis were:

Summarized Combined Statement of Income	Millions of Dollars
Nine Months Ended September 30, 2024
Sales and other operating revenues	$82,770
Revenues and other income—non-guarantor subsidiaries	8,893
Purchased crude oil and products—third parties	49,359
Purchased crude oil and products—related parties	15,513
Purchased crude oil and products—non-guarantor subsidiaries	21,362
Income before income taxes	164
Net income	189

Summarized Combined Balance Sheet	Millions of Dollars
	September 30 2024	December 31 2023
Accounts and notes receivable—third parties	$173	6,716
Accounts and notes receivable—related parties	1,616	1,152
Due from non-guarantor subsidiaries, current	2,641	1,827
Total current assets	10,463	14,260
Investments and long-term receivables	11,307	11,242
Net properties, plants and equipment	12,442	12,242
Goodwill	1,047	1,047
Due from non-guarantor subsidiaries, noncurrent	781	2,995
Other assets associated with non-guarantor subsidiaries	1,388	1,666
Total noncurrent assets	28,952	31,010
Total assets	39,415	45,270

Due to non-guarantor subsidiaries, current	$5,028	3,153
Total current liabilities	13,899	13,162
Long-term debt	14,960	13,459
Due to non-guarantor subsidiaries, noncurrent	7,406	10,061
Total noncurrent liabilities	28,878	29,234
Total liabilities	42,777	42,396
Total equity	(3,362)	2,874
Total liabilities and equity	39,415	45,270

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

	Millions of Dollars, Except as Indicated
Realized Refining Margins	Atlantic Basin/ Europe	Gulf Coast	Central Corridor	West Coast	Worldwide

Three Months Ended September 30, 2024
Income (loss) before income taxes	$(61)	(102)	308	(253)	(108)
Plus:
Taxes other than income taxes	24	26	27	23	100
Depreciation, amortization and impairments	53	69	41	67	230
Selling, general and administrative expenses	14	8	27	11	60
Operating expenses	253	304	124	241	922
Equity in (earnings) losses of affiliates	2	(1)	11	—	12
Other segment (income) expense, net	(25)	6	8	7	(4)
Proportional share of refining gross margins contributed by equity affiliates	21	—	172	—	193
Realized refining margins	$281	310	718	96	1,405

Total processed inputs (thousands of barrels)	47,819	48,609	27,025	21,987	145,440
Adjusted total processed inputs (thousands of barrels)*	47,819	48,609	50,536	21,987	168,951

Income (loss) before income taxes per barrel (dollars per barrel)**	$(1.27)	(2.10)	11.38	(11.51)	(0.74)
Realized refining margins (dollars per barrel)***	5.87	6.39	14.19	4.34	8.31

Three Months Ended September 30, 2023
Income before income taxes	$406	364	367	575	1,712
Plus:
Taxes other than income taxes	13	28	23	26	90
Depreciation, amortization and impairments	53	62	41	54	210
Selling, general and administrative expenses	10	5	18	—	33
Operating expenses	252	286	222	348	1,108
Equity in (earnings) losses of affiliates	2	(1)	(209)	—	(208)
Other segment (income) expense, net	(2)	—	46	(7)	37
Proportional share of refining gross margins contributed by equity affiliates	23	—	393	—	416
Realized refining margins	$757	744	901	996	3,398

Total processed inputs (thousands of barrels)	46,731	53,120	24,242	31,504	155,597
Adjusted total processed inputs (thousands of barrels)*	46,731	53,120	46,871	31,504	178,226

Income before income taxes per barrel (dollars per barrel)**	$8.68	6.83	15.14	18.29	11.00
Realized refining margins (dollars per barrel)***	16.15	13.99	19.25	31.65	19.06
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

	Millions of Dollars, Except as Indicated
Realized Refining Margins	Atlantic Basin/ Europe	Gulf Coast	Central Corridor	West Coast	Worldwide

Nine Months Ended September 30, 2024
Income (loss) before income taxes	$32	60	764	(446)	410
Plus:
Taxes other than income taxes	63	83	77	72	295
Depreciation, amortization and impairments	156	195	129	267	747
Selling, general and administrative expenses	29	23	76	21	149
Operating expenses	768	874	409	708	2,759
Equity in (earnings) losses of affiliates	5	(2)	(132)	—	(129)
Other segment (income) expense, net	6	8	(54)	5	(35)
Proportional share of refining gross margins contributed by equity affiliates	86	—	698	—	784
Special items:
Legal settlement	—	(7)	—	—	(7)
Realized refining margins	$1,145	1,234	1,967	627	4,973

Total processed inputs (thousands of barrels)	145,275	147,305	80,677	67,179	440,436
Adjusted total processed inputs (thousands of barrels)*	145,275	147,305	149,253	67,179	509,012

Income (loss) before income taxes per barrel (dollars per barrel)**	$0.22	0.41	9.47	(6.64)	0.93
Realized refining margins (dollars per barrel)***	7.88	8.38	13.18	9.34	9.77

Nine Months Ended September 30, 2023
Income before income taxes	$666	1,406	1,732	677	4,481
Plus:
Taxes other than income taxes	53	86	74	84	297
Depreciation, amortization and impairments	156	184	118	159	617
Selling, general and administrative expenses	30	13	56	15	114
Operating expenses	852	821	545	979	3,197
Equity in (earnings) losses of affiliates	6	(2)	(528)	—	(524)
Other segment (income) expense, net	34	17	34	(10)	75
Proportional share of refining gross margins contributed by equity affiliates	71	—	1,109	—	1,180
Realized refining margins	$1,868	2,525	3,140	1,904	9,437

Total processed inputs (thousands of barrels)	130,984	154,735	77,616	88,968	452,303
Adjusted total processed inputs (thousands of barrels)*	130,984	154,735	138,027	88,968	512,714

Income before income taxes per barrel (dollars per barrel)**	$5.08	9.09	22.31	7.61	9.91
Realized refining margins (dollars per barrel)***	14.26	16.32	22.75	21.40	18.41
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

Within the M&S segment, the GAAP performance measure most directly comparable to realized marketing fuel margin per barrel is the marketing business’ “income (loss) before income taxes per barrel.” Realized marketing fuel margin per barrel excludes items that are typically included in gross margin, such as depreciation and operating expenses, and other items used to determine income (loss) before income taxes, such as general and administrative expenses. Because realized marketing fuel margin per barrel excludes these items, and because realized marketing fuel margin per barrel may be defined differently by other companies in our industry, it has limitations as an analytical tool. Following are reconciliations of income before income taxes to realized marketing fuel margins:

	Millions of Dollars, Except as Indicated
	Three Months Ended September 30, 2024		Three Months Ended September 30, 2023
	U.S.	International	U.S.	International
Realized Marketing Fuel Margins
Income (loss) before income taxes	$(262)	143	435	122
Plus:
Depreciation and amortization	9	20	5	18
Selling, general and administrative expenses	823	64	216	63
Equity in earnings of affiliates	(10)	(30)	(18)	(32)
Other operating revenues*	(127)	(11)	(133)	(1)
Other expense, net	14	2	7	4
Marketing margins	447	188	512	174
Less: margin for nonfuel related sales	—	14	—	13
Realized marketing fuel margins	$447	174	512	161

Total fuel sales volumes (thousands of barrels)	182,823	28,207	179,432	29,080

Income (loss) before income taxes per barrel (dollars per barrel)	$(1.43)	5.07	2.42	4.20
Realized marketing fuel margins (dollars per barrel)**	2.45	6.19	2.85	5.55
* Includes other nonfuel revenues.
** Realized marketing fuel margins per barrel, as presented, are calculated using the underlying realized marketing fuel margin amounts, in dollars, divided by sales volumes, in barrels. As such, recalculated per barrel amounts using the rounded margins and barrels presented may differ from the presented per barrel amounts.

	Millions of Dollars, Except as Indicated
	Nine Months Ended September 30, 2024		Nine Months Ended September 30, 2023
	U.S.	International	U.S.	International
Realized Marketing Fuel Margins
Income before income taxes	$203	369	978	375
Plus:
Depreciation and amortization	28	56	11	57
Selling, general and administrative expenses	1,226	191	600	186
Equity in earnings of affiliates	(24)	(83)	(33)	(85)
Other operating revenues*	(358)	(26)	(364)	(19)
Other expense, net	39	15	16	14
Special items:
Legal settlement	(59)	—	—	—
Marketing margins	1,055	522	1,208	528
Less: margin for nonfuel related sales	—	43	—	41
Realized marketing fuel margins	$1,055	479	1,208	487

Total fuel sales volumes (thousands of barrels)	550,490	84,690	508,443	85,413

Income before income taxes per barrel (dollars per barrel)	$0.37	4.36	1.92	4.39
Realized marketing fuel margins (dollars per barrel)**	1.92	5.65	2.38	5.70
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
•Actions taken by the Organization of Petroleum Exporting Countries (OPEC) and non-OPEC oil producing countries impacting crude oil production and correspondingly, commodity prices.
•Our ability to achieve the expected benefits of the DCP LP integration, including the realization of synergies.
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
•Our ability to successfully complete, or any material delay in the completion of, any asset dispositions, acquisitions, shutdowns or conversions that we may pursue, including the receipt of any necessary regulatory approvals or permits related to such action.
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
•Liability resulting from pending or future litigation or other legal proceedings.
•Liability for remedial actions, including removal and reclamation obligations under environmental regulations.
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
•The factors generally described in Item 1A.—Risk Factors in our 2023 Annual Report on Form 10-K.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our commodity price risk and interest rate risk at September 30, 2024, did not differ materially from the risks disclosed under Item 7A of our 2023 Annual Report on Form 10-K.

Item 4.   CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported within the time periods specified in U.S. Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. As of September 30, 2024, with the participation of management, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer carried out an evaluation, pursuant to Rule 13a-15(b) of the Act, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of September 30, 2024.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, in the quarterly period ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

From time to time, we may be involved in litigation and claims arising out of our operations in the normal course of business. Additionally, we have elected a $300,000 threshold to disclose certain proceedings arising under federal, state or local environmental laws when a governmental authority is a party to the proceedings. During the third quarter of 2024, four new matters arose, which are described below, and there was a material development with respect to a matter previously reported but still unresolved, which is described below. Except as otherwise set forth herein, we do not currently believe that the eventual outcome of any matters previously reported but still unresolved, individually or in the aggregate, could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

Material Development to Matter Previously Reported
In the first quarter of 2023, we received a penalty demand under the corporate-wide Clean Air Act consent decree for alleged stipulated penalties arising from self-reported Clean Air Act violations at our Alliance, Borger, Sweeny, and Wood River Refineries. In December 2023, the Company paid $2,470,000 in alleged stipulated penalties related to self-reported violations at the Alliance Refinery. In June 2024, the court released the Company from its obligations and liabilities under the Consent Decree from February 28, 2023, forward as a result of the sale of the facility to Harvest Louisiana Terminals, LLC. In the third quarter of 2024, the Company paid $799,500 in satisfaction of a stipulated penalty demand for the Sweeny Refinery.

New Matters
As described further in the “Legal Proceedings” section of Note 14—Contingencies and Commitments, in the Notes to Consolidated Financial Statements, on February 17, 2022, Propel Fuels, Inc. (Propel Fuels) filed a lawsuit in the Superior Court of California, County of Alameda (the Court), alleging that Phillips 66 Company misappropriated trade secrets related to Propel Fuels’ renewable fuels business. On October 16, 2024, a jury returned a verdict against Phillips 66 Company for $604.9 million in compensatory damages and issued a willfulness finding. In 2025, the Court is expected to rule on motions anticipated to be filed by Propel Fuels seeking exemplary damages and attorneys’ fees. Phillips 66 Company expects that Propel Fuels will ask the Court to grant treble damages. Also in 2025, the Court is expected to rule on Phillips 66 Company’s motions for a judgment in its favor as a matter of law, or in the alternative to reduce the jury’s verdict or to grant a new trial. Phillips 66 Company denies any wrongdoing and intends to vigorously defend its position. While Phillips 66 Company believes the jury verdict is not legally or factually supported and intends to pursue post-judgment remedies and file an appeal, there can be no assurances that such defense efforts will be successful. To the extent Phillips 66 Company is required to pay exemplary damages, it may have a material adverse effect on our financial position and results of operations.

On August 30, 2024, the Colorado Department of Public Health & Environment, Air Pollution Control Division (APCD) sent DCP Operating Company, LP (DCP) a Compliance Order on Consent alleging violations at its Enterprise Compressor Station of AQCC Regulation 7 and DCP’s permit conditions. APCD has proposed a penalty of $446,250. The Parties are in ongoing settlement discussions of their respective understanding of the facts and the associated proposed penalty. Resolution is anticipated in the fourth quarter of 2024.

On May 12, 2023, the US Environmental Protection Agency (EPA), Region 6, sent DCP a Notice of Violation and Opportunity to Confer regarding alleged violations of 40 C.F.R. Part 60, Subpart OOOOa (NOV). The NOV alleges non-compliances at the Artesia and Eunice Natural Gas Processing Plants in New Mexico. In the third quarter of 2024, EPA proposed a settlement of the matter that would include injunctive relief with regards to implementation of Subpart OOOOa and an administrative penalty in excess of $300,000. The Parties remain in ongoing discussion of their respective understanding of the facts and the associated level of penalty. Resolution is anticipated by the first quarter of 2025.

In December of 2021, the EPA notified the Company of alleged violations of Section 112(r)(1) and 112(r)(7) of the Clean Air Act (CAA), 42 U.S.C. § 7412(r)(1) and 7412(r)(7), and the Risk Management Plan (RMP) provisions of the CAA implementing regulations at 40 C.F.R. Part 68 at the Company’s Billings, Ferndale, Los Angeles, and Wood River Refineries. Phillips 66 has provided, and continues to provide, information to the U.S. EPA and the US. Department of Justice (DOJ) about the Company’s RMP program. In 2023, EPA alleged CAA violations at the Company’s Borger Refinery related to an incident at the facility in 2022. In 2024, EPA alleged additional CAA violations at the Company’s Borger Refinery related to incidents at facility in 2024. The Company is engaged in confidential discussions with the U.S. EPA and U.S. DOJ. In September 2024, EPA made a penalty demand in excess of $300,000 to resolve these allegations. The company is continuing its discussions with the agency to potentially resolve the allegations that would include a penalty amount to be determined and certain other injunctive relief. The Company believes it has legal and factual defenses and will vigorously defend any allegation of noncompliance and the factors that could apply in the assessment of any fines and penalties. Resolution of the matter is expected in 2025.

Dakota Access, LLC (Dakota Access) and Energy Transfer Crude Oil Company, LLC (ETCO)
See the “Dakota Access, LLC (Dakota Access) and Energy Transfer Crude Oil Company, LLC (ETCO)” section of Note 8—Investments, Loans and Long-Term Receivables and Note 14—Contingencies and Commitments, in the Notes to Consolidated Financial Statements for additional information regarding Legal Proceedings and other regulatory actions.

Item 1A.   RISK FACTORS

There have been no material changes from the risk factors disclosed in Item 1A of our 2023 Annual Report on Form 10-K.

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

				Millions of Dollars
Period	Total Number of Shares Purchased*	Average Price Paid per Share**	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs***	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2024	1,971,885	$140.87	1,971,885	$4,636
August 1-31, 2024	2,023,563	137.28	2,023,563	4,358
September 1-30, 2024	1,937,104	130.78	1,937,104	4,105
Total	5,932,552	$136.35	5,932,552
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

Item 5.   OTHER INFORMATION

During the quarter ended September 30, 2024, no director or Section 16 officer adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.

3.1	Amended and Restated Certificate of Incorporation of Phillips 66.	8-K	3.1	05/01/2012	001-35349

3.2	Amended and Restated By-Laws of Phillips 66.	8-K	3.1	12/09/2022	001-35349

4.1	Indenture, dated as of May 5, 2022, among Phillips 66 Company, as issuer, Phillips 66, as guarantor, and U.S. Bank Trust Company, National Association, as trustee, in respect of senior debt securities of Phillips 66 Company.	8-K	4.1	05/05/2022	001-35349

4.2	Form of the terms of the 2031 Notes, including the form of the 2031 Note.	8-K	4.2	02/28/2024	001-35349

4.3	Form of the terms of the 2035 Notes, including the form of the 2035 Note.	8-K	4.3	09/11/2024	001-35349

4.4	Form of the terms of the 2055 Notes, including the form of the 2055 Note.	8-K	4.4	09/11/2024	001-35349

10.1	Receivables Purchase and Financing Agreement, dated as of September 30, 2024, among Phillips 66 Receivables LLC, the persons from time to time party thereto as purchaser/lenders, PNC Bank, National Association, as Administrative Agent, Phillips 66 Company, as servicer, and PNC Capital Markets LLC, as structuring agent.	8-K	10.1	10/1/2024	001-35349

10.2	Sale and Contribution Agreement, dated as of September 30, 2024, between Phillips 66 Company, as an originator, and Phillips 66 Receivables LLC, as buyer.	8-K	10.2	10/1/2024	001-35349

22*	List of Guarantor Subsidiaries.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32**	Certifications pursuant to 18 U.S.C. Section 1350.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Schema Document.

101.CAL*	Inline XBRL Calculation Linkbase Document.

101.LAB*	Inline XBRL Labels Linkbase Document.

101.PRE*	Inline XBRL Presentation Linkbase Document.

101.DEF*	Inline XBRL Definition Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHILLIPS 66

/s/ Ann M. Kluppel
Ann M. Kluppel Vice President and Controller (Chief Accounting and Duly Authorized Officer)

Date: October 29, 2024