Form 10-K
period 2024-12-31
Phillips 66
filed 2025-02-21
CIK 1534701

2024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	December 31, 2024
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to
Commission file number: 001-35349

Phillips 66
(Exact name of registrant as specified in its charter)

Delaware	45-3779385
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
The aggregate market value of common stock held by non-affiliates of the registrant on June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price on that date of $141.17, was $59 billion. The registrant, solely for the purpose of this required presentation, had deemed its Board of Directors and executive officers to be affiliates, and deducted their stockholdings in determining the aggregate market value.
The registrant had 407,698,347 shares of common stock outstanding at January 31, 2025.
Documents incorporated by reference:
Portions of the Proxy Statement for the Registrant’s 2025 Annual Meeting of Shareholders.

Unless otherwise indicated, the “company,” “we,” “our,” “us” and “Phillips 66” are used in this report to refer to the businesses of Phillips 66 and its consolidated subsidiaries.

This Annual Report on Form 10-K (the Annual Report) contains forward-looking statements including, without limitation, statements relating to the company’s plans, strategies, objectives, expectations and intentions that are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “estimate,” “believe,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target,” “priorities” and similar expressions often identify forward-looking statements, but the absence of these words does not mean a statement is not forward-looking. The company does not undertake to update, revise or correct any of the forward-looking information unless required to do so pursuant to applicable law. Readers are cautioned that such forward-looking statements should be read in conjunction with the company’s disclosures under the headings “Risk Factors” and “CAUTIONARY STATEMENT FOR THE PURPOSES OF THE ‘SAFE HARBOR’ PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.”

PART I

Items 1 and 2. BUSINESS AND PROPERTIES

CORPORATE STRUCTURE

Phillips 66, headquartered in Houston, Texas, was incorporated in Delaware in 2011 in connection with, and in anticipation of, a restructuring of ConocoPhillips that separated its downstream businesses into an independent, publicly traded company named Phillips 66. The two companies were separated by ConocoPhillips distributing to its shareholders all the shares of common stock of Phillips 66 after the market closed on April 30, 2012 (the separation). Phillips 66 stock trades on the New York Stock Exchange under the “PSX” stock symbol.

Operating Segments

Basis of Presentation
Effective April 1, 2024, we changed the internal financial information reviewed by our chief executive officer to evaluate performance and allocate resources to our operating segments. This resulted in changes to the composition of our operating segments, as well as measurement changes for certain activities between our operating segments. The primary effects are summarized below. Prior period information has been recast for comparability.

•Establishment of a Renewable Fuels operating segment, which includes renewable fuels activities and assets historically reported in our Refining, Marketing and Specialties (M&S) and Midstream operating segments.

•Change in method of allocating results for certain Gulf Coast distillate export activities from our M&S operating segment to our Refining operating segment.

•Reclassification of certain crude oil and international clean products trading activities between our M&S operating segment and our Refining operating segment.

•Change in reporting of our investment in NOVONIX Limited (NOVONIX) from our Midstream operating segment to Corporate and Other.

Our businesses are now organized into five operating segments:

1)Midstream—Provides crude oil and refined petroleum product transportation, terminaling and processing services, as well as natural gas and natural gas liquids (NGL) transportation, storage, fractionation, gathering, processing and marketing services in the United States. In addition, this segment exports liquefied petroleum gas (LPG) to global markets.

2)Chemicals—Consists of our 50% equity investment in Chevron Phillips Chemical Company LLC (CPChem), which manufactures and markets petrochemicals and plastics on a worldwide basis.

3)Refining—Refines crude oil and other feedstocks into petroleum products, such as gasoline and distillates, including aviation fuels. This segment includes 11 refineries in the United States and Europe.

4)Marketing and Specialties—Purchases for resale and markets refined products, mainly in the United States and Europe. In addition, this segment includes the manufacturing and marketing of base oils and lubricants.

5)Renewable Fuels—Processes renewable feedstocks into renewable products at the Rodeo Renewable Energy Complex (Rodeo Complex) and at our Humber Refinery. In addition, this segment includes the global activities to procure renewable feedstocks, manage certain regulatory credits, and market renewable fuels.

Corporate and Other includes general corporate overhead, interest income, interest expense, our investment in research of new technologies, business transformation restructuring costs, our investment in NOVONIX, and various other corporate activities. Corporate assets include all cash, cash equivalents, income tax-related assets and enterprise information technology assets. See Note 4—Restructuring, in the Notes to Consolidated Financial Statements for additional information regarding restructuring costs.

SEGMENT AND GEOGRAPHIC INFORMATION

MIDSTREAM

The Midstream segment consists of two businesses:

•Transportation—Transports crude oil and other feedstocks to our refineries and other locations, delivers refined petroleum products to market, and provides terminaling and storage services for crude oil and refined petroleum products.

•NGL—Gathers, processes, transports and markets natural gas; transports, fractionates, markets and exports NGL.

At December 31, 2024, our Midstream segment owned or held partial interests in approximately 70,000 miles of crude oil, refined petroleum product, NGL and natural gas pipeline systems; 39 refined petroleum product terminals; 34 gathering and processing plants; 15 crude oil terminals; eight fractionation facilities; six NGL terminals; a petroleum coke exporting facility; and various other storage and loading facilities that are located in the United States.

Acquisition
On July 1, 2024, we acquired Pinnacle Midland Parent LLC (Pinnacle Midstream) to expand our natural gas gathering and processing operations in the Permian Basin for cash consideration of $565 million.

Pending Acquisition
On January 6, 2025, we entered into a definitive agreement to acquire all issued and outstanding equity interests in each of EPIC Y-Grade GP, LLC (Y-Grade GP) and EPIC Y-Grade, LP (Y-Grade LP, and, together with Y-Grade GP and their respective subsidiaries, EPIC Y-Grade), which own various long haul natural gas liquids pipelines, fractionation facilities and distribution systems, for cash consideration of $2.2 billion, subject to certain closing adjustments. The closing date of this transaction is dependent on regulatory approval and completion of other customary closing conditions.

See Note 5—Business Combinations, in the Notes to Consolidated Financial Statements for additional information regarding the acquisition of Pinnacle Midstream and the pending EPIC Y-Grade acquisition.

Investment and Asset Dispositions
During the year ended December 31, 2024, we sold the following assets:

•Our equity interests in certain pipeline and terminaling assets in North Dakota.

•Certain gathering and processing assets in Texas.

•Our ownership interests in certain gathering and processing assets in Louisiana and Alabama.

•Our 25% ownership interest in Rockies Express Pipeline LLC.

Subsequent Investment Disposition
On January 30, 2025, we sold our 25% ownership interest in Gulf Coast Express Pipeline LLC.

See Note 9—Investments, Loans and Long-Term Receivables and Note 10—Properties, Plants and Equipment, in the Notes to Consolidated Financial Statements for additional information regarding the above dispositions.

Transportation

We own, hold partial interests in, or lease various assets to provide transportation, terminaling and storage services. These assets include crude oil, refined petroleum product, NGL, and natural gas pipeline systems; crude oil, refined petroleum product and NGL terminals; a petroleum coke handling facility; marine vessels; railcars and trucks.

Pipelines and Terminals

The following table depicts our ownership interest in major pipeline systems included in our Transportation business at December 31, 2024:

Name	State of Origination/Terminus	Interest	Length (Miles)	Gross Capacity (MB/D)
Crude Oil
Bakken Pipeline	North Dakota/Texas	25%	1,918	750
Bayou Bridge	Texas/Louisiana	40	213	480
Clifton Ridge	Louisiana	100	10	260
CushPo	Oklahoma	100	62	130
Eagle Ford Gathering	Texas	100	28	58
Glacier	Montana	79	800	124
Gray Oak Pipeline	Texas	7	862	900
Line 100	California	100	79	61
Line 200	California	100	228	100
Line 300	California	100	61	34
Line 400	California	100	153	46
Line O	Oklahoma/Texas	100	276	38
New Mexico Crude	New Mexico/Texas	100	227	106
Oklahoma Crude	Texas/Oklahoma	100	217	100
STACK PL	Oklahoma	50	149	250
Sweeny Crude	Texas	100	56	617
West Texas Crude	Texas	100	1,079	140

Name	State of Origination/Terminus	Interest	Length (Miles)	Gross Capacity (MB/D)
Refined Petroleum Products
ATA Line	Texas/New Mexico	50%	293	34
Borger to Amarillo	Texas	100	93	74
Borger-Denver	Texas	100	38	39
Borger-Denver	Texas/Colorado	65	207	39
Borger-Denver	Colorado	70	152	39
Cherokee East	Oklahoma/Missouri	100	320	59
Cherokee North	Oklahoma/Kansas	100	29	55
Cherokee South	Oklahoma	100	98	47
Cross Channel Connector	Texas	100	5	197
Explorer	Texas/Indiana	22	1,830	660
Gold Line	Texas/Illinois	100	686	120
Heartland*	Kansas/Iowa	50	49	30
LAX Jet Line	California	50	19	25
Los Angeles Products	California	100	22	132
Paola Products	Kansas	100	106	120
Pioneer	Wyoming/Utah	50	562	63
Powder River	Colorado/Texas	100	350	13
Richmond	California	100	14	31
SAAL	Texas	33	102	32
SAAL	Texas	54	19	30
Seminoe	Montana/Wyoming	100	342	50
Standish	Oklahoma/Kansas	100	92	77
Sweeny to Pasadena	Texas	100	120	335
Torrance Products	California	100	8	279
Watson Products	California	100	9	238
Yellowstone	Montana/Washington	46	710	68
NGL
Blue Line	Texas/Illinois	100	688	26
Brown Line	Oklahoma/Kansas	100	76	26
Conway to Wichita	Kansas	100	55	26
Medford	Oklahoma	100	42	25
Skelly-Belvieu	Texas	50	571	45
TX Panhandle Y1/Y2	Texas	100	249	78
* Total pipeline system is 419 miles. Phillips 66 has an ownership interest in multiple segments totaling 49 miles.

The following table depicts our ownership interest in terminal and storage facilities included in our Transportation business at December 31, 2024:

Facility Name	Location	Commodity Handled	Interest	Gross Storage Capacity (MBbl)	Gross Rack Capacity (MB/D)
Albuquerque	New Mexico	Refined Petroleum Products	100%	274	20
Amarillo	Texas	Refined Petroleum Products	100	296	23
Beaumont	Texas	Crude Oil, Refined Petroleum Products	100	16,800	8
Billings	Montana	Refined Petroleum Products	100	81	12
Billings Crude	Montana	Crude Oil	100	236	N/A
Borger	Texas	Crude Oil	50	1,068	N/A
Bozeman	Montana	Refined Petroleum Products	100	134	5
Buffalo Crude	Montana	Crude Oil	100	303	N/A
Casper	Wyoming	Refined Petroleum Products	100	365	7
Clifton Ridge	Louisiana	Crude Oil	100	3,800	N/A
Coalinga	California	Crude Oil	100	817	N/A
Colton	California	Refined Petroleum Products	100	207	20
Cushing	Oklahoma	Crude Oil	100	675	N/A
Cut Bank	Montana	Crude Oil	100	315	N/A
Denver	Colorado	Refined Petroleum Products	100	441	43
Des Moines	Iowa	Refined Petroleum Products	50	217	12
East St. Louis	Illinois	Refined Petroleum Products	100	1,529	55
Glenpool	Oklahoma	Refined Petroleum Products	100	571	18
Great Falls	Montana	Refined Petroleum Products	100	198	6
Hartford	Illinois	Refined Petroleum Products	100	1,468	21
Helena	Montana	Refined Petroleum Products	100	195	5
Jefferson City	Missouri	Refined Petroleum Products	100	103	15
Junction	California	Crude Oil, Refined Petroleum Products	100	524	N/A
Kansas City	Kansas	Refined Petroleum Products	100	1,410	50
La Junta	Colorado	Refined Petroleum Products	100	99	5
Lake Charles Pipeline Storage	Louisiana	Refined Petroleum Products	50	3,143	N/A
Lincoln	Nebraska	Refined Petroleum Products	100	217	12
Linden	New Jersey	Refined Petroleum Products	100	360	95
Los Angeles	California	Refined Petroleum Products	100	156	80
Lubbock	Texas	Refined Petroleum Products	100	182	18
Medford Spheres	Oklahoma	NGL	100	70	N/A
Missoula	Montana	Refined Petroleum Products	50	365	14
Moses Lake	Washington	Refined Petroleum Products	50	216	10
Mount Vernon	Missouri	Refined Petroleum Products	100	365	40
North Salt Lake	Utah	Refined Petroleum Products	50	755	60
North Spokane	Washington	Refined Petroleum Products	100	492	N/A
Odessa	Texas	Crude Oil	100	521	N/A
Oklahoma City	Oklahoma	Crude Oil, Refined Petroleum Products	100	355	42

Facility Name	Location	Commodity Handled	Interest	Gross Storage Capacity (MBbl)	Gross Rack Capacity (MB/D)
Paola	Kansas	Refined Petroleum Products	100%	978	N/A
Pasadena	Texas	Refined Petroleum Products, NGL	100	3,558	65
Pecan Grove	Louisiana	Lubricant Base Stocks, Refined Petroleum Products	100	177	N/A
Ponca City	Oklahoma	Refined Petroleum Products	100	63	22
Ponca City Crude	Oklahoma	Crude Oil	100	1,229	N/A
Portland	Oregon	Refined Petroleum Products	100	650	38
Renton	Washington	Refined Petroleum Products	100	243	19
Richmond	California	Refined Petroleum Products	100	343	28
Rock Springs	Wyoming	Refined Petroleum Products	100	132	8
Sacramento	California	Refined Petroleum Products	100	146	12
Santa Margarita	California	Crude Oil	100	398	N/A
Sheridan	Wyoming	Refined Petroleum Products	100	94	6
Spokane	Washington	Refined Petroleum Products	100	351	20
Tacoma	Washington	Refined Petroleum Products	100	316	19
Torrance	California	Crude Oil, Refined Petroleum Products	100	2,128	N/A
Tremley Point	New Jersey	Refined Petroleum Products	100	1,701	25
Westlake	Louisiana	Refined Petroleum Products	100	128	10
Wichita Falls	Texas	Crude Oil	100	225	N/A
Wichita North	Kansas	Refined Petroleum Products	100	769	20
Wichita South	Kansas	Refined Petroleum Products	100	272	N/A

The following table depicts our ownership interest in marine, rail and petroleum coke loading and offloading facilities included in our Transportation business at December 31, 2024:

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
* Marine facilities in thousands of barrels per hour (MB/h); Rail in thousands of barrels daily (MB/D).

Marine Vessels
At December 31, 2024, we had 13 international-flagged crude oil, refined product and NGL tankers and one Jones Act-compliant tanker under time charter contracts, with capacities ranging in size from 300,000 to 800,000 barrels.  We also had a variety of inland and offshore tug/barge units.  These vessels are used primarily to transport crude oil and other feedstocks, as well as refined products for our facilities. In addition, the NGL tankers are used to export propane and butane from our infrastructure.

Truck and Rail
Our truck and rail fleets support our feedstock and distribution operations. Truck movements are provided through our wholly owned subsidiary, Sentinel Transportation LLC, and through numerous third-party trucking companies. Rail movements are provided via a fleet of approximately 8,900 owned or leased railcars.

NGL

At December 31, 2024, our NGL business owned or held partial interests in a diversified and integrated portfolio of assets across the wellhead-to-market value chain. Our portfolio includes natural gas processing plants, NGL and natural gas pipeline systems, and fractionators located in the United States. A significant portion of our NGL business is conducted through DCP Midstream, LP (DCP LP), a consolidated subsidiary in which we hold an aggregate direct and indirect economic interest of 86.8%. DCP LP is one of the largest processors of natural gas and one of the largest producers of NGLs in the United States. DCP LP’s gathering and processing assets are strategically located in some of the major producing regions in the United States, including the Permian Basin, the Denver-Julesburg Basin, the Midcontinent and Eagle Ford.

Pipeline Systems
Pipeline systems owned by DCP Sand Hills Pipeline, LLC (DCP Sand Hills) and DCP Southern Hills Pipeline, LLC (DCP Southern Hills), consolidated subsidiaries in which we hold aggregate direct and indirect economic interests of 91.2%, provide takeaway capabilities for DCP LP’s gathering and processing operations in the Permian Basin, Midcontinent and Eagle Ford, and provide access to customers and market outlets on the U.S. Gulf Coast, including the Mont Belvieu, Texas, market hub and our Sweeny fractionation and export facilities (the Sweeny Hub).

Natural Gas Processing
At some of our facilities, we fractionate NGL into individual components (ethane, propane, butane and natural gasoline). We own or hold partial interests in 34 active natural gas processing facilities that have a net processing capacity of 4.8 billion cubic feet per day (Bcf/d).

Sweeny Hub Assets
The Sweeny Hub is a U.S. Gulf Coast NGL market hub, consisting of four fractionators with a total fractionation nameplate capacity of 550,000 barrels per day (B/D), an LPG export terminal, and NGL storage caverns. The fractionators are located adjacent to our Sweeny Refinery in Old Ocean, Texas, and supply purity ethane to the petrochemical industry and purity NGL to domestic and global markets. Raw NGL supply is delivered to the fractionators from nearby major pipelines, including the DCP Sand Hills pipeline system. The fractionators are supported by significant infrastructure including connectivity to two NGL supply pipelines, a pipeline connecting to the Mont Belvieu market hub and our Clemens Caverns storage facility with access to our LPG export terminal in Freeport, Texas. It also includes our C2G Pipeline, which is a 16-inch ethane pipeline that connects our Clemens Caverns storage facility to petrochemical facilities in Gregory, Texas, near Corpus Christi.

The Freeport LPG Export Terminal leverages our fractionation, transportation and storage infrastructure to supply petrochemical, heating and transportation markets globally. The terminal can simultaneously load a propane vessel and a butane vessel, and has a combined LPG export capacity of 260,000 B/D. In addition, the terminal has the capability to export natural gasoline (C5+) produced by the Sweeny Hub fractionators.

The following table depicts our ownership interest in major pipeline systems included in our NGL business at December 31, 2024:

Name	State of Origination/Terminus	Interest	Length (Miles)	Gross Capacity (MB/D)
NGL
Black Lake †	Louisiana/Texas	100%	314	80
C2G	Texas	100	155	185
Chisholm	Oklahoma/Kansas	50	202	42
Front Range †	Colorado/Texas	33	450	260
Panola †	Texas	15	250	100
Powder River	Wyoming/Colorado	100	366	16
River Parish NGL	Louisiana	100	499	104
Sand Hills †*	New Mexico/Texas	100	1,400	500
Southern Hills †*	Kansas/Texas	100	940	192
Seabreeze/Wilbreeze †	Texas	100	80	52
Sweeny LPG	Texas	100	260	942
Sweeny NGL	Texas	100	18	204
Texas Express †	Texas	10	600	370
Wattenberg †	Colorado/Kansas	100	450	112
Natural Gas
Cheyenne Connector †	Colorado	50	70	0.6 Bcf/d
Guadalupe †	Texas	Various	600	0.2 Bcf/d
Gulf Coast Express †**	Texas	25	530	2.0 Bcf/d
† Owned by DCP LP. At December 31, 2024, Phillips 66 held an aggregate 86.8% direct and indirect economic interest in DCP LP.
* Interest reflects Phillips 66’s 33.33% direct ownership interest and DCP LP’s 66.67% direct ownership interest in DCP Sand Hills and DCP Southern Hills. At December 31, 2024, Phillips 66 held an aggregate 91.2% direct and indirect economic interest in DCP Sand Hills and DCP Southern Hills.
** On January 30, 2025, we sold our 25% ownership interest in Gulf Coast Express Pipeline LLC.

The following table depicts our ownership interest in terminal and storage facilities included in our NGL business at December 31, 2024:

Facility Name	Location	Commodity Handled	Interest	Gross Storage Capacity (MBbl)	Gross Rack Capacity (MB/D)
Clemens	Texas	NGL	100%	16,500	N/A
Freeport	Texas	Refined Petroleum Products, NGL	100	3,485	N/A
Marysville †	Michigan	NGL	100	8,000	N/A
River Parish	Louisiana	NGL	100	438	N/A
Spindletop †	Texas	Natural Gas	100	12 Bcf	N/A
† Owned by DCP LP. At December 31, 2024, Phillips 66 held an aggregate 86.8% direct and indirect economic interest in DCP LP.

The following table depicts our ownership interest in a marine facility included in our NGL business at December 31, 2024:

Facility Name	Location	Commodity Handled	Interest	Gross Loading Capacity (MB/h)
Marine
Freeport	Texas	Refined Petroleum Products, NGL	100%	46

The following table depicts our ownership interest in NGL fractionators included in our NGL business at December 31, 2024:

Facility Name	Location	Interest	Capacity (MB/D)
Conway	Kansas	40%	43
Enterprise †*	Texas	25	61
Gulf Coast Fractionators**	Texas	23	33
Mont Belvieu 1 †	Texas	20	32
Sweeny Fractionators	Texas	100	550
† Owned by DCP LP. At December 31, 2024, Phillips 66 held an aggregate 86.8% direct and indirect economic interest in DCP LP.
* Interest reflects Phillips 66’s 12.5% direct interest and DCP LP’s direct interest of 12.5%.
** This facility has been idled since December 2020, with plans to restart in the first quarter of 2025.

The following table depicts our operating data in gathering and processing assets included in our NGL business at December 31, 2024:

Regions	Plants	Approximate Gathering and Transmission Systems (Miles)	Approximate Net Nameplate Plant Capacity (MMcf/d) †
North	13	3,400	1,580
Midcontinent	6	22,700	1,110
Permian	11	15,700	1,430
South	4	4,600	690
† Includes DCP LP’s proportional ownership. At December 31, 2024, Phillips 66 held an aggregate 86.8% direct and indirect economic interest in DCP LP.

CHEMICALS

The Chemicals segment consists of our 50% equity investment in CPChem, which is headquartered in The Woodlands, Texas. At December 31, 2024, CPChem owned or had joint venture interests in 30 manufacturing facilities located in Belgium, Colombia, Qatar, Saudi Arabia, Singapore and the United States. Additionally, CPChem has two research and development centers in the United States.

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

The following table reflects CPChem’s petrochemicals and plastics product capacities at December 31, 2024:

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

REFINING

The Refining segment refines crude oil and other feedstocks into petroleum products, such as gasoline and distillates, including aviation fuels, at 11 refineries in the United States and Europe.

In early 2024, we ceased crude operations at the San Francisco Refinery as part of the conversion of the refinery into the Rodeo Complex.

The table below depicts information for each of our owned and joint venture refineries at December 31, 2024:

			Thousands of Barrels Daily
Region/Refinery	Location	Interest	Net Crude Throughput Capacity		Net Clean Product Capacity**		Clean Product Yield Capability
			At December 31 2024	Effective January 1 2025	Gasolines	Distillates
Atlantic Basin/Europe
Bayway	Linden, NJ	100%	258	258	157	130	93%
Humber	N. Lincolnshire, United Kingdom	100	221	221	95	115	81
MiRO*	Karlsruhe, Germany	19	58	58	25	27	87
			537	537

Gulf Coast
Lake Charles	Westlake, LA	100	264	264	105	122	72
Sweeny	Old Ocean, TX	100	265	265	158	125	86
			529	529

Central Corridor
Ponca City	Ponca City, OK	100	217	217	120	100	93
Billings	Billings, MT	100	66	66	37	30	90
Wood River	Roxana, IL	50	173	173	88	70	81
Borger	Borger, TX	50	75	75	50	35	91
			531	531

West Coast
Ferndale	Ferndale, WA	100	105	105	65	39	90
Los Angeles***	Carson/Wilmington, CA	100	139	139	85	65	90
			244	244
			1,841	1,841
* Mineraloelraffinerie Oberrhein GmbH.
** Clean product capacities are maximum rates for each clean product category, independent of each other. They are not additive when calculating the clean product yield capability for each refinery.
*** In October 2024, we announced our intention to cease operations at our Los Angeles Refinery in the fourth quarter of 2025.

Primary crude oil characteristics and sources of crude oil for our wholly owned and joint venture refineries are as follows:

	Characteristics				Sources
	Sweet	Medium Sour	Heavy Sour	High TAN*	United States	Canada	South and Central America	Europe	Middle East & Africa
Bayway	●	●				●		●	●
Humber	●		●	●	●			●	●
MiRO	●	●	●		●			●	●
Lake Charles	●	●	●	●	●	●	●	●	●
Sweeny	●	●	●	●	●	●	●		●
Ponca City	●	●	●		●	●
Billings		●	●	●	●	●
Wood River	●	●	●	●	●	●
Borger	●	●	●	●	●	●
Ferndale	●	●			●	●	●		●
Los Angeles	●	●	●	●	●	●	●		●
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

Gulf Coast Region

Lake Charles Refinery
The Lake Charles Refinery is located in Westlake, Louisiana, approximately 150 miles east of Houston, Texas. Refinery facilities include crude distilling, naphtha reforming, fluid catalytic cracking, alkylation, hydrocracking, hydrodesulfurization, isomerization and delayed coking units. Refinery facilities also include a specialty coker and calciner. The refinery produces a high percentage of transportation fuels. Other products produced include off-road diesel, home heating oil, feedstock for our Excel Paralubes LLC (Excel Paralubes) joint venture in our M&S segment, and high-quality specialty graphite and fuel-grade petroleum cokes. A majority of the refined petroleum products are distributed to customers in the southeastern and eastern United States by truck, railcar, barge or major common carrier pipelines. Additionally, refined petroleum products are exported to customers primarily in Latin America by waterborne cargo.

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

In October 2024, we announced our intention to cease operations at our Los Angeles Refinery in the fourth quarter of 2025 and have engaged a land developer to evaluate a future redevelopment of the site. See Note 4—Restructuring, in the Notes to Consolidated Financial Statements for additional information.

MARKETING AND SPECIALTIES

The M&S segment purchases for resale and markets refined products, such as gasoline, distillates and aviation fuels, mainly in the United States and Europe. In addition, this segment includes the manufacturing and marketing of specialty products, such as base oils and lubricants.

Marketing

Marketing—United States
We market gasoline, diesel and aviation fuel through marketer and joint venture outlets that utilize our brands, including Phillips 66, Conoco and 76. At December 31, 2024, we had approximately 7,450 branded outlets in 48 states and Puerto Rico.

Our wholesale operations utilize a network of marketers operating approximately 5,220 outlets. We place a strong emphasis on the wholesale channel of trade because of its relatively lower capital requirements. In addition, we hold brand-licensing agreements covering approximately 1,450 sites. Our refined products are marketed on both a branded and unbranded basis. A high percentage of our branded marketing sales are in the Midcontinent, Rockies and West Coast regions, where our wholesale marketing network secures efficient offtake from our refineries. We also utilize consignment fuel arrangements with several marketers whereby we own the fuel inventory and pay the marketers a monthly fee.

In the Gulf Coast and East Coast regions, most sales are conducted via the unbranded channel of trade, which does not require a highly integrated marketing network to secure petroleum product placement for refinery pull through. We have export capability at our U.S. coastal refineries to meet international demand.

In addition to automotive gasoline and diesel, we produce and market aviation gasoline and jet fuel. Aviation gasoline and jet fuel are sold through dealers and independent marketers at approximately 780 Phillips 66 branded locations. Our network also includes assets for the domestic placement of renewable diesel.

We participate in joint ventures engaged in retail convenience store operations in the West Coast, as well as the Midcontinent and Rockies regions. These joint ventures enable us to secure long-term placement of our refinery production and extend participation in the retail value chain. At December 31, 2024, our retail joint ventures had approximately 790 outlets.

On October 1, 2024, we acquired a marketing business on the U.S. West Coast for total consideration of $65 million. These operations were acquired to support the placement of renewable diesel produced by the Rodeo Complex. See Note 5—Business Combinations, in the Notes to Consolidated Financial Statements for additional information regarding this acquisition.

Marketing—International
We have marketing operations in four European countries. Our European marketing strategy is to sell primarily through owned, leased or joint venture retail sites using a low-cost, high-volume approach. We use the JET brand name to market retail and wholesale products in Austria, Germany and the United Kingdom. In addition, at December 31, 2024, we had an equity interest in Coop Mineraloel AG (Coop), a joint venture that markets refined petroleum products in Switzerland.

We also market aviation fuels, LPG, heating oils, marine bunker fuels, and other secondary refined products to commercial customers and into the bulk or spot markets in the above countries.

At December 31, 2024, we had approximately 1,290 marketing outlets in Europe, of which approximately 980 were company owned and approximately 310 were dealer owned, and we held brand-licensing agreements covering approximately 70 sites in Mexico. We also had interests in 330 additional sites through our Coop joint venture operations in Switzerland.

On January 31, 2025, we sold our 49% ownership interest in Coop. See Note 9—Investments, Loans and Long-Term Receivables, in the Notes to Consolidated Financial Statements for additional information regarding the sale of Coop.

Specialties

Lubricants
We manufacture and sell automotive, commercial, industrial and specialty lubricants which are marketed worldwide under the Phillips 66, Kendall, Red Line and other private label brands.

In addition, we own a 50% interest in Excel Paralubes, an operated joint venture that owns a hydrocracked lubricant base oil manufacturing plant located adjacent to the Lake Charles Refinery. The facility has capacity to produce 22,200 B/D of high-quality Group II clear hydrocracked base oils. Excel Paralubes markets the produced base oil under the Pure Performance brand. The facility’s feedstock is sourced primarily from our Lake Charles Refinery.

RENEWABLE FUELS

The Renewable Fuels segment processes renewable feedstocks into renewable products at the Rodeo Complex and at our Humber Refinery. In addition, this segment includes the global activities to procure renewable feedstocks, manage certain regulatory credits, and market renewable diesel, renewable jet fuel and other renewable fuels.

Rodeo Complex
During 2024, we completed the conversion of our San Francisco Refinery in Rodeo, California, into the Rodeo Complex and expanded commercial scale production of renewable diesel. The Rodeo Complex can process approximately 50,000 B/D (800 million gallons per year) of renewable feedstocks, such as used cooking oil, vegetable oils and other low-carbon intensity waste oils and byproducts, into renewable fuels, including renewable diesel and renewable jet fuel. The renewable fuel production primarily will be distributed to customers in California, Oregon and Washington.

During 2024, we announced we are collaborating with an energy service provider to power the Rodeo Complex with a 30.2 megawatt solar facility. The solar facility will reduce the Rodeo Complex’s grid power demand by 50% and is expected to avoid approximately 33,000 metric tons a year of carbon dioxide emissions beginning in the first quarter of 2025, based on the U.S. Environmental Protection Agency’s (EPA’s) AVoided Emissions and geneRation Tool. During 2024, we delivered an initial 600,000 gallons of sustainable aviation fuel (SAF) to an airline at an international airport in the United States. Also during 2024, we entered into an agreement to supply 3 million gallons through the first half of 2025 of SAF to an airline at another large international airport in the United States.

European Renewables
Our renewables value chain in the United Kingdom (European renewables) globally sources a wide range of renewable feedstocks, including used cooking oil, for co-processing at the Humber Refinery, as well as for supplying products to the market, such as sustainable aviation fuel. In addition, European renewables supplies renewable feedstock, including tallow, into the Rodeo Complex.

ENERGY RESEARCH & INNOVATION

Our Energy Research & Innovation organization, located in Bartlesville, Oklahoma, includes scientists and engineers working in over 200 laboratories and numerous pilot plants on our 440 acre research campus to develop new technical solutions focused on advancing our business and solving tomorrow’s energy challenges. Areas of focus for 2024 included feedstock characterization, renewables processing, and process optimization to enhance margins and reliability in our Refining, Midstream, M&S and Renewable Fuels segments.

HUMAN CAPITAL

Phillips 66 employees, our human capital, are guided by our values of safety, honor and commitment. Together, we operate as a high-performing organization by building breadth and depth in capabilities, pursuing excellence and doing the right thing. We empower our people to create and innovate, and to work in ways that are designed to enable us to deliver industry leading performance. At December 31, 2024, we had approximately 13,200 employees working toward our mission of providing energy and improving lives and our vision to be the leading integrated downstream energy provider.

We believe maintaining and enhancing a high-performing organization is critical to our success. Our employees promote our culture and are integral to achieving our strategic priorities and maximizing long-term shareholder value. We strive for continuous improvement of our high-performing organization, as we believe that our employees differentiate us in the marketplace. The human capital measures and objectives that we focus on in managing our business and that we believe are important to understand our business, include:

•Safety—Safety is the cornerstone of our business. We endeavor to protect the health and safety of everyone who has a role in our operations and the communities in which we operate. We employ rigorous employee training and audit programs to drive ongoing improvement in personal safety as we strive for zero incidents. We include environmental and safety metrics in our annual incentive compensation program, including our total recordable rate and process safety event rate, to incentivize and reward safe operations. Under the variable cash incentive program, our personal safety performance is measured by our total recordable rate (TRR), which measures the number of incidents per 200,000 hours worked. In 2024, our combined workforce TRR of 0.12 was 23 times better than the U.S. manufacturing average.

•Culture—Phillips 66 seeks to foster behaviors that support our culture. “Our Energy in Action” is a set of core behaviors embedded in the company’s talent and business processes to drive performance and accountability. Those behaviors include working for the greater good; creating an environment of trust; seeking different perspectives; and pursuing excellence.

In addition, we believe a high level of performance can be achieved through an inclusive culture that supports equal opportunities. Our Executive Inclusion and Diversity and Culture Council, chaired by our Chairman and Chief Executive Officer and comprised of executives and business leaders that serve as global sponsors of our ten Employee Resource Groups (ERGs), supports our goal to build an inclusive culture.

Our ERGs are grassroots organizations, available to all employees, and are focused on professional development, networking, community involvement and supporting Phillips 66 recruiting activities.

We regularly conduct employee engagement surveys that enable us to capture real-time feedback on metrics such as employee engagement, manager effectiveness, performance enablement and our culture. Management analyzes the findings from the survey to monitor our progress and identify potential areas of opportunity.

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

•Performance—We focus on delivering exceptional, sustainable results. We work towards retention of top talent and have advanced the effectiveness of our performance management process by embedding “Our Energy in Action” into the process to help drive desired behaviors. Additionally, “High Performing Organization” is one of the metrics used in our variable cash incentive program. In assessing our “High Performing Organization,” we measure success in areas such as culture, engagement, talent, technology, human capital management, and our organization’s ability to adapt and respond to challenges, changing market conditions and other external factors.

COMPETITION

Our businesses operate in a competitive environment. In the Midstream segment, our crude oil and refined petroleum products pipelines face competition from other crude oil and products pipeline companies, major integrated oil companies, as well as independent crude oil gathering, processing and marketing companies.  Competition is based primarily on quality of customer service and reliability, competitive rates and the proximity of our assets to customers and market hubs. In addition, the Midstream segment competes with numerous integrated petroleum companies, as well as natural gas processing, transmission and distribution companies, to deliver natural gas and NGL to end users. Principal methods of competing include economically securing the right to purchase raw natural gas for gathering systems, managing the pressure of those systems, operating efficient NGL and gas processing plants and securing markets placement for the products produced.

Elements of competition for each of our Chemicals, Refining and Renewable Fuels segments include product improvement, new product development, low-cost structures, ability to source and run adequate and high-quality feedstocks, and efficient manufacturing and distribution systems. In the M&S segment, competitive factors include product properties, reliability of supply, customer service, price and credit terms, advertising and sales promotion, and development of customer loyalty to branded products.

GENERAL

At December 31, 2024, we held a total of 511 active patents in 16 countries worldwide, including 400 active U.S. patents. The overall profitability of any operating segment is not dependent on any single patent, trademark, license or franchise.

In support of our goal to attain zero incidents, we seek to mitigate risks across the enterprise through a comprehensive Health, Safety and Environmental (HSE) management system that systematically identifies, assesses and manages risks to safeguard employees, contractors and the environment. Its focus is ongoing risk identification, prioritization and control while promoting continuous improvement in implementing HSE policies, meeting leadership expectations and upholding our core values. We strive for operating excellence by integrating our health, occupational safety, process safety and environmental principles throughout our business with a commitment to pursue continuous improvement.

We are subject to various federal laws and government regulations concerning environmental matters and employee safety and health in the United States and other countries. In addition, many state and local governments have adopted environmental and employee safety and health laws and regulations, some of which are similar to federal requirements. State and federal authorities may seek fines and penalties for violating these laws and regulations. The material effects of compliance with these government regulations upon our capital expenditures, earnings and competitive position are primarily associated with environmental regulations. See the environmental information contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity—Contingencies” under the captions “Environmental” and “Climate Change.” It includes information on expensed and capitalized environmental costs for 2024 and those expected for 2025 and 2026.

Website Access to Reports

Our Internet website address is http://www.phillips66.com. Information contained on our Internet website is not part of this Annual Report.

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

Item 1A. RISK FACTORS

You should carefully consider the following risk factors in addition to the other information included in this Annual Report. Each of these risk factors could adversely affect our business, operating results and financial condition, as well as the value of an investment in our securities. These risk factors do not identify all risks that we face; our operations could also be affected by factors, events or uncertainties that are not presently known to us or that we do not currently consider to present significant risks to our operations.

Summary of Risk Factors

Risks Related to Our Manufacturing and Operations
•Margins for the products we produce are cyclical and volatile due to changes in market conditions, which are largely dependent on factors beyond our control, and directly affect our earnings, financial condition and cash flows.
•The prices at which we buy our feedstocks are dependent on market conditions that are beyond our control, and changes in supply and demand for the feedstocks we process directly impact the results of our business.
•Changes to government policies relating to renewable feedstocks and renewable fuels that adversely affect programs like the renewable fuels standards program, low-carbon fuels standards and tax credits for processing certain renewable feedstocks impact our financial condition and results of operations.
•Our operations are subject to planned and unplanned downtime, business interruptions, and operational hazards, any of which could adversely impact our ability to operate and could adversely impact our financial condition, results of operations and cash flows.
•We are subject to interruptions of supply and offtake, as well as increased costs, as a result of our reliance on third-party transportation of crude oil or other feedstocks, NGL, refined petroleum and renewable fuels products.
•Our investments in joint ventures decrease our ability to manage risk.
•Public health crises, epidemics and pandemics have had and could in the future have a material adverse effect on our business. Any future widespread health crises could materially and adversely impact our business.

Competition Risks
•Refining, midstream and marketing competitors that produce their own feedstocks, have more extensive retail outlets, or have greater financial resources may have a competitive advantage.
•Our Midstream segment competes for natural gas supplies with other companies that provide midstream gathering and processing, transportation, fractionation and terminaling services, and a failure to grow or maintain throughput levels may negatively impact the results of operations of our business.
•Volatility in market demand for our petrochemical and plastics products and midstream transportation services and the risk of overbuild in these industries may negatively impact the results of operations of our businesses.

Strategic Performance and Future Growth Risks
•Large capital-intensive projects can take many years to complete, and the political and regulatory environments or market conditions could change significantly between the project approval date and the project startup date, negatively impacting expected project returns.
•Plans we or our joint ventures may have to expand or construct assets or develop new technologies, and plans for our future performance are subject to risks associated with societal and political pressures and other forms of opposition to the future development, transportation and use of petroleum-based and renewables-based fuels. Such risks could adversely impact our business and results of operations.
•Political and economic developments could affect our operations and materially reduce our profitability and cash flows.
•We may not be able to effectively identify, whether through acquisition, investment or development, lower-carbon opportunities on favorable terms, or at all, and failure to do so could limit our growth, our ability to participate in the energy transition, and our ability to meet our environmental goals and targets.
•Our business could be negatively impacted as a result of shareholder activism.

Legal, Regulatory, and Environmental, Climate and Weather Risks
•We are subject to a variety of legal proceedings and other claims arising out of our operations which may adversely impact our business and financial condition.
•Climate change and severe weather may adversely affect our and our joint ventures’ facilities and ongoing operations.
•There are certain environmental hazards and risks inherent in our operations that could adversely affect those operations and our financial results.
•We expect to continue to incur substantial capital expenditures and operating costs to comply with existing and future environmental laws and regulations.
•Factors associated with climate change legislation or regulation could result in increased operating costs, reduce demand for the refined petroleum products we produce and could otherwise have a material impact on our business.
•Increased regulation of the fossil fuel industry, particularly with respect to hydraulic fracturing, could result in reductions or delays in the production of crude oil and natural gas, which could adversely impact our results of operations.
•Compliance with the EPA’s Renewable Fuel Standard (RFS) could adversely affect our financial results.
•Societal, technological, political and scientific developments around emissions and fuel efficiency may decrease demand for petroleum-based fuels.
•Continuing political and social concerns about climate change and other Environmental, Social and Governance (ESG) matters may result in changes to our business and significant expenditures, including litigation-related expenses.
•Increased concerns regarding plastic waste in the environment, consumers selectively reducing their consumption of plastic products due to recycling concerns, or new or more restrictive regulations and rules related to plastic waste could reduce demand for CPChem’s plastic products and could negatively impact our equity interest.

Cybersecurity and Data Privacy Risks
•Cybersecurity incidents and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.
•Increasing regulatory focus on privacy and cybersecurity issues and expanding laws could expose us to increased liability, subject us to lawsuits, investigations and other liabilities and restrictions on our operations that could significantly and adversely affect our business.

Indebtedness, Capital Markets and Financial Risks
•Uncertainty and illiquidity in credit and capital markets can impair our ability to obtain credit and financing on acceptable terms and can adversely affect the financial strength of our business partners.
•Negative sentiment towards fossil fuels and increased attention to environmental and social matters, including climate change, could adversely affect our business, the market price for our securities and our access to and cost of capital.
•Our published GHG emissions intensity reduction goals and other E&S targets we may set in the future could negatively impact our business.
•We do not fully insure against all potential losses, including those from extreme weather events or natural disasters, and, therefore, our business, financial condition, results of operations and cash flows could be adversely affected by unexpected or underinsured liabilities and increased costs.
•Deterioration in our credit profile could increase our costs of borrowing money, limit our access to the capital markets and commercial credit, and could trigger co-venturer rights under joint venture arrangements.
•The level of returns on pension and postretirement plan assets and the actuarial assumptions used for valuation purposes could affect our earnings and cash flows in future periods.
•We may incur losses as a result of our forward contracts and derivative transactions.
•We are subject to continuing contingent liabilities of ConocoPhillips following the separation. ConocoPhillips has indemnified us for certain matters, but may not be able to satisfy its obligations to us in the future.

Risks Related to Our Manufacturing and Operations

Margins for the products we produce are cyclical and volatile due to changes in market conditions, which are largely dependent on factors beyond our control, and directly affect our earnings, financial condition and cash flows.

Similar to other companies in the industries in which we operate, our financial results are largely affected by the relationship, or margin, between the prices at which we sell refined petroleum, petrochemical, plastics and renewable fuels products and the prices for crude oil, natural gas, NGL, renewable feedstocks and other feedstocks used in manufacturing these products. Historically, margins have been volatile and the industry in which we operate is cyclical in nature, and we expect such volatility and cyclicality to continue.

The price at which we purchase crude oil, natural gas, NGLs and renewable feedstocks and the prices at which we can ultimately sell our refined products depend upon factors beyond our control, including, but not limited to:

•global and local demand;

•production levels of feedstocks;

•production levels of refined products by competitors;

•import and export capabilities;

•seasonality and weather conditions;

•transportation availability and cost;

•changes in energy prices;

•economic, political and regulatory conditions domestically and internationally, including imposition of tariffs or other tax incentives or disincentives;

•the impacts of the members of the Organization of the Petroleum Exporting Countries (OPEC) and non-OPEC member producing nations that may agree to set production levels;

•geopolitical risks, such as the ongoing global impact of conflicts in the Middle East and Eastern Europe;

•technological advances affecting energy consumption and supply; and

•consumer preferences and the use and availability of substitute products.

Also, supply contracts generally have market-based pricing provisions. We normally purchase our feedstocks weeks before manufacturing and selling the refined products. We also purchase refined products produced by others for sale to our customers. Changes in prices that occur between the time we purchase feedstocks or products and when we sell the refined products could have a significant impact on our financial results.

Lower margins have in the past, and may in the future, lead us to reduce the amount of refined products we produce, which may reduce our results of operations and cash flows. Significant reductions in margins could require us to impair the carrying value of our assets (such as properties, plants and equipment, inventories or goodwill) and may adversely affect our ability to fund our capital priorities, including share repurchases and dividends.

The prices at which we buy our feedstocks are dependent on market conditions that are beyond our control, and changes in supply and demand for the feedstocks we process directly impact the results of our business.

We do not produce crude oil and other feedstocks and must purchase all of the feedstocks we process. The prices for crude oil, other feedstocks and refined products can fluctuate based on global, regional and local market conditions, as well as by type and class of products, which can reduce margins and have a significant impact on our refining, wholesale marketing and retail operations, revenues, operating income and cash flows. The ability of the members of OPEC to agree on and to set crude oil price and production controls and changes in trade flows from events such as the war in Eastern Europe have also had, and are likely to continue to have, a significant impact on the market prices of crude oil and certain of our products.

In addition, sustained periods of low commodity prices can result in upstream producers significantly curtailing their oil and gas drilling operations, which could substantially delay the production and delivery of volumes of crude oil, natural gas and NGL and negatively impact the results of our Midstream, Refining, and M&S segments. For example, the volume of crude oil and refined petroleum products transported or stored in our pipelines and terminal facilities depends on the demand for and availability of crude oil and refined petroleum products in the areas serviced by our assets. Likewise, our earnings and cash flows would be negatively impacted by a period of sustained lower demand for refined petroleum products, which could lead to lower refinery utilization and result in a decrease in the volumes of refined petroleum product transported through our pipelines and terminal facilities.

If a decrease in commodity prices results in declining oil and gas production, then demand for services provided by our Midstream segment may be negatively impacted. The natural gas and NGL gathered, processed, transported, sold and stored by us is delivered into pipelines for further delivery to end-users, including fractionation facilities. Our revenues and cash flows can also increase or decrease as the price of natural gas and NGL fluctuates because of certain contractual arrangements whereby natural gas is purchased for an agreed percentage of proceeds from the sale of the residue gas and/or NGL resulting from processing activities.

Lower commodity prices also affect our Chemicals segment, which uses feedstocks that are derivatively produced in the processing of natural gas and refining of crude oil. Those feedstock prices can fluctuate widely for a variety of reasons, including changes in worldwide energy prices and the supply and availability of feedstocks. Due to the highly competitive nature of most of the products sold by our Chemicals segment, market position cannot necessarily be protected by product differentiation or by passing on cost increases to customers. As a result, price increases in raw materials may not correlate with changes in the prices at which petrochemical and plastics products are sold, thereby negatively affecting margins and the results of operations of our Chemicals segment.

Additionally, our Renewable Fuels segment is affected by prices and demand for renewable feedstocks. Sustained periods of low prices for renewable fuels or renewable feedstocks due to decreases in demand or production of renewable fuels products could have a material adverse effect on the results of operations of our Renewable Fuels segment.

Sustained or prolonged declines in commodity prices and other feedstocks may adversely affect our results of operations, liquidity, access to the capital markets, and our ability to fund our capital priorities, including share repurchases and dividends.

Changes to government policies relating to renewable feedstocks and renewable fuels that adversely affect programs like the renewable fuels standards program, low-carbon fuels standards and tax credits for processing certain renewable feedstocks impact our financial condition and results of operations.

The regulatory framework regarding renewable feedstocks and fuels is constantly evolving. Changes to laws, regulations, policies or standards regarding renewable fuels or the feedstocks used to produce our renewable fuels, elimination or reduction of incentives, as well as the cost of conforming with such updated laws, regulations, policies or standards could negatively impact the results of operations of our Renewable Fuels segment. For example, our Renewable Fuels segment processes renewable feedstocks such as used cooking oil, vegetable oils, and other low-carbon intensity waste oils and byproducts to produce renewable fuels. If certain types of renewable feedstocks are excluded from generating credits, our financial condition and results of operations may be impacted.

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

We are subject to interruptions of supply and offtake, as well as increased costs, as a result of our reliance on third-party transportation of crude oil or other feedstocks, NGL, refined petroleum and renewable fuels products.

We often utilize the services of third parties to transport crude oil or other feedstocks, NGL, refined petroleum and renewable fuels products to and from our facilities. In addition to our own operational risks, we could experience interruptions of supply or increases in costs to deliver our products to market if the ability to transport is disrupted because of weather events, natural disasters, accidents, governmental regulations, public health crises, armed hostilities, or third-party actions, including protests. A prolonged disruption in our ability to transport crude oil or other feedstocks, NGL, refined petroleum or renewable fuels products to or from one or more of our refineries or other facilities could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Public health crises, epidemics and pandemics have had and could in the future have a material adverse effect on our business. Any future widespread health crises could materially and adversely impact our business.

Our global operations expose us to risks associated with public health crises and outbreaks of epidemics, pandemics, or contagious diseases, such as the COVID-19 pandemic.

Even if a virus or other illness does not spread significantly, the perceived risk of infection or health risk may result in reduced demand for our products and materially affect our business. As we cannot predict the duration or scope of any future public health crisis, epidemic or pandemic, the negative financial impact to our results cannot be reasonably estimated and could be material. Factors that will influence the impact on our business and operations include the duration and extent of such events, including the virulence of the infection, the timing of vaccine development and distribution across the world and its impact on economic recovery, the extent of imposed or recommended containment and mitigation measures, including travel restrictions, and their impact on our operations, and the general economic consequences of public health crises, epidemics and pandemics.

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

Competition Risks

Refining, midstream and marketing competitors that produce their own feedstocks, have more extensive retail outlets, or have greater financial resources may have a competitive advantage.

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

Our Midstream segment competes for natural gas supplies with other companies that provide midstream gathering and processing, transportation, fractionation and terminaling services, and a failure to grow or maintain throughput levels may negatively impact the results of operations of our business.

In order to maintain or increase throughput levels on our natural gas gathering and transportation pipeline systems and NGL pipelines and the asset utilization rates at our natural gas processing plants, we must continually obtain new supplies. The level of successful drilling activity and prices of, and demand for, natural gas and crude oil, as well as producers’ desire and ability to obtain necessary permits are some of the factors that may affect new supplies of natural gas and NGL. If we are not able to obtain new supplies of natural gas to replace the natural decline in volumes from existing wells or because of competition, throughput on our pipelines and the utilization rates of our treating and processing facilities would decline. This could have a material adverse effect on our business, results of operations, financial position and cash flows.

Volatility in market demand for our petrochemical and plastics products and midstream transportation services and the risk of overbuild in these industries may negatively impact the results of operations of our businesses.

We and our affiliates have made and continue to make significant investments to meet market demand for our products and services, such as investments in midstream infrastructure and construction of new petrochemicals facilities. Similar investments have been made, and additional investments may be made in the future, by us, our competitors or by new entrants to the markets and industries we serve. The success of these investments largely depends on the realization of anticipated market demand, and these projects typically require significant development periods, during which time demand for our products or services may change, or additional investments by competitors may be made that could result in an overbuild of supply. Any of these or other competitive forces could materially adversely affect our results of operations, financial position or cash flows, as well as our return on capital employed.

Strategic Performance and Future Growth Risks

Large capital-intensive projects can take many years to complete, and the political and regulatory environments or market conditions could change significantly between the project approval date and the project startup date, negatively impacting expected project returns.

Our basis for approving large-scale capital-intensive projects, such as the recent conversion of our San Francisco Refinery into the Rodeo Complex, is the expectation that it will deliver an acceptable rate of return on the capital invested. We base these forecasted project economics on our best estimate of future market conditions including the regulatory and operating environment. Most large-scale projects take several years to complete. During this multi-year period, the political and regulatory environments or other market conditions can change from those we anticipated, and these changes could be significant. Supply chain disruptions may also delay projects or increase costs. Accordingly, we may not be able to realize our expected returns from a large investment in a capital project, and this could negatively impact our results of operations, cash flows and our return on capital employed.

Plans we or our joint ventures may have to expand or construct assets or develop new technologies, and plans for our future performance are subject to risks associated with societal and political pressures and other forms of opposition to the future development, transportation and use of petroleum-based and renewables-based fuels. Such risks could adversely impact our business and results of operations.

Certain of our plans are based upon the assumption that societal sentiment will continue to enable, and existing regulations will remain in place to allow for, the future development, transportation and use of petroleum-based and renewables-based fuels. A portion of our growth strategy is dependent on our and our joint ventures’ ability to capture growth opportunities in the Midstream, Renewable Fuels and Chemicals segments. Regulatory policy decisions relating to the production, refining, transportation, marketing and use of petroleum-based and renewables-based fuels are subject to political pressures and the influence and protests of environmental and other special interest groups. For example, the construction or expansion of pipelines can involve numerous regulatory, permitting, environmental, political, and legal uncertainties, many of which are beyond our control. We may not be able to identify or execute growth projects, and those that are identified may not be completed on schedule or at the budgeted cost, if at all. In addition, our revenues may not increase immediately upon the expenditure of funds on a particular project. Delays or cost increases related to capital spending programs or the inability to complete growth projects could negatively impact our reputation, results of operations, cash flows and our return on capital employed.

Our Energy Research & Innovation organization works to develop new technologies and solutions focused on advancing our business units, including renewable fuels research. Our efforts to research and develop new technologies are subject to a multitude of factors and conditions, many of which are out of our control. Examples of such factors include evolving government regulation, the pace of changes in technology (including with respect to generative artificial intelligence), the successful development and deployment of existing or new technologies and business solutions on a commercial scale, competition from third parties in developing new technologies and the availability, timing and cost of equipment. The occurrence of these factors may delay or increase the cost of our efforts, which could negatively impact our reputation, results of operations, cash flows and our return on capital employed.

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

•Limiting or prohibiting our ability to undertake turnaround or maintenance activities, or to cease operations at our refineries.

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

For example, in March 2023, the California legislature adopted Senate Bill No. 2 (such statute, together with any regulations contemplated or issued thereunder, SBx 1-2), which, among other things, (i) authorizes the establishment of a maximum gross gasoline refining margin (maximum margin) and the imposition of a financial penalty for profits above the maximum margin, (ii) significantly expands reporting obligations relating to the maintenance and business of our California facilities, which includes reporting requirements to the California Energy Commission (CEC) for all participants in the transportation fuels industry supply chain in California, (iii) creates the Division of Petroleum Market Oversight within the CEC to analyze the data provided under SBx 1-2, and (iv) authorizes the CEC to regulate the timing and other aspects of facility turnaround and other maintenance activities in certain instances. The CEC is currently in rulemaking with respect to various aspects of SBx 1-2, and the potential implementation of a financial penalty or any restrictions or delays on our ability to undertake turnaround or other maintenance activities creates uncertainty due to the potential adverse effects on our refining, marketing, renewable and midstream operations in California, which may be material to our results of operations, financial condition, profitability and cash flows.

We anticipate that other jurisdictions may contemplate similarly focused legislation or actions. The timing and impacts of SBx 1-2 and any other similarly focused legislation or actions are subject to considerable uncertainty due to a number of factors, including technological and economic feasibility, legal challenges, and potential changes in law, regulation, or policy, and it is not currently possible to predict the ultimate effects of these matters and developments, but they may be significant. For example, adverse effects on the financial performance of our operations in the state of California or the useful lives of the assets related to such operations may result in the recognition of material asset impairment charges and asset retirement obligations.

Furthermore, the U.S. government can prevent or restrict us from doing business in foreign countries and from doing business with entities affiliated with foreign governments, which can include state oil companies and U.S. subsidiaries of those companies. The Office of Foreign Assets Control (OFAC) of the U.S. Department of the Treasury administers and enforces economic and trade sanctions based on U.S. foreign policy and national security matters. The effect of any such OFAC sanctions could disrupt transactions with or operations involving entities affiliated with sanctioned countries, and could limit our ability to obtain optimum crude slates and other feedstocks and effectively distribute refined products. We may face other regulatory changes in the U.S. including, but not limited to, the enactment of tax law changes that adversely affect our industry, tariffs on imported material, components and feedstocks and retaliatory tariffs imposed by other countries on U.S. made goods, new emissions standards, restrictive flaring regulations, and more stringent requirements for environmental impact studies and reviews.

Hostilities in the Middle East, Eastern Europe or elsewhere or the occurrence or threat of future terrorist attacks could adversely affect the economies of the U.S. and other countries. Other political and economic risks include global health crises; financial market turmoil; economic volatility and global economic slowdown; currency exchange rate fluctuations; short-term and long-term inflationary pressures; rising or prolonged periods of high interest rates; import or export restrictions and changes in trade regulations; supply chain disruptions; civil unrest and other political risks; limitations in the availability of labor to develop, staff and manage operations; and potentially adverse tax developments. If any of these events occur, our businesses and results of operations may be adversely affected.

We may not be able to effectively identify, whether through acquisition, investment or development, lower-carbon opportunities on favorable terms, or at all, and failure to do so could limit our growth, our ability to participate in the energy transition, and our ability to meet our environmental goals and targets.

Part of our strategy includes capturing growth opportunities in our businesses to further advance our participation in the energy transition and meet our greenhouse gas (GHG) emissions intensity reduction targets. This strategy depends, in part, on our ability to successfully identify and evaluate acquisition and investment opportunities and develop and commercialize new technologies. The number of lower-carbon opportunities may be limited, and we will compete with other energy companies for these limited opportunities, which could make them more expensive and the returns for our business less attractive and possibly cause us to refrain from making certain investments at all. Further, certain lower-carbon opportunities will depend on technological and other advancements that may not be within our control and may not come to fruition or be economically feasible in the near term. Any new opportunities also may depend on the viability of new assets or businesses that are contingent on public policy mechanisms including investment tax credits, subsidies, renewable portfolio standards and carbon trading plans.

These mechanisms have been implemented at the state and federal levels to support the development of renewable energy and other clean infrastructure technologies, but consistent regulatory policy is uncertain. The availability and continuation of public policy support mechanisms will drive a significant part of the economics and viability of lower-carbon and clean energy investments generally, as well as our participation in them. If we are unable to identify and consummate acquisitions and investments that meet our minimum returns hurdle, our ability to execute a portion of our growth strategy and meet our environmental goals may be impeded.

Our business could be negatively impacted as a result of shareholder activism.

Publicly traded companies are increasingly subject to campaigns by activist shareholders advocating corporate actions such as operational, governance or management changes, or sales of assets or entire segments. The Company has been and may again be subject to shareholder activism and the corporate actions advocated by the shareholder activist that may not align with the Company’s current business strategies and the best interests of all of the Company’s shareholders. The actions of activist shareholders may cause fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals or prospects of our business. In addition, responding to the actions of activist shareholders can be costly and time-consuming, disrupting our business and diverting the attention of our Board of Directors and management from pursuing our business strategies.

Legal, Regulatory, and Environmental, Climate and Weather Risks

We are subject to a variety of legal proceedings and other claims arising out of our operations which may adversely impact our business and financial condition.

From time to time, we are party to or otherwise involved in actual or threatened litigation, claims, governmental inspections or investigations and other legal matters arising out of our operations in the normal course of business or otherwise. We are currently involved in various legal proceedings that are not yet fully resolved, and additional claims may arise in the future. The outcomes of these matters are inherently unpredictable and subject to significant uncertainties. Additionally, the recent trend of outside investment in legal claims has enabled plaintiffs to reduce their exposure to risk and pursue final verdicts for claims that may in the past have settled. Determining legal reserves or possible losses for ongoing legal proceedings involves judgment and may not reflect the full range of uncertainties and unpredictable outcomes. Until the final resolution of such matters, we may be exposed to losses in excess of the amount recorded, and such amounts could be material and may exceed any applicable insurance coverage. Should any of our estimates and assumptions change or prove to have been incorrect, it could have a material adverse effect on our financial condition and cash flows. See Note 17—Contingencies and Commitments, in the Notes to Consolidated Financial Statements.

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

The operation of facilities, such as refineries, power plants, fractionators, pipelines, terminals and vessels is inherently subject to the risks of spills, discharges or other inadvertent releases of petroleum, refined product or hazardous substances. If any of these events had previously occurred or occurs in the future in connection with the operation or maintenance of any of our assets, or in connection with any facilities that receive our wastes or byproducts for treatment or disposal, other than events for which we are indemnified, we could be liable for all costs and penalties associated with their remediation under federal, state, local and international environmental laws or at common law, and could be liable for property damage to third parties caused by contamination from releases and spills.

We expect to continue to incur substantial capital expenditures and operating costs to comply with existing and future environmental laws and regulations.

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

Factors associated with climate change legislation or regulation could result in increased operating costs, reduce demand for the refined petroleum products we produce and could otherwise have a material impact on our business.

Currently, multiple legislative and regulatory measures to address GHG and other emissions are in various phases of consideration, promulgation, implementation or reversal. These include actions to develop international, federal, regional or statewide programs, which could require reductions in our GHG or other emissions, establish a carbon tax and decrease the demand for our refined products. Requiring reductions in these emissions could result in increased costs to (i) operate and maintain our facilities, (ii) install new emission controls at our facilities and (iii) administer and manage any emissions programs, including acquiring emission credits or allotments.

International climate change-related efforts, such as the 2015 United Nations Conference on Climate Change, which led to the creation of the Paris Agreement, and the 2023 United Nations Climate Change Conference, may impact the regulatory framework of states whose policies directly influence our present and future operations. In January 2025, President Trump signed an executive order directing the United States to withdraw from the Paris Agreement, and it is expected that President Trump and the Republican-led Congress will diverge from the previous administration’s positions and GHG commitments. However, future emission reduction targets and other provisions of legislative or regulatory initiatives and policies enacted in the future by the United States could be brought by future administrations or, in the absence of federal action, states may become more active and focused on taking legislative or regulatory actions aimed at climate change and minimizing GHG emissions.

States have been and are expected to continue to adopt new and amended legislative and regulatory measures regarding climate change and GHG emissions controls. For example, in 2017, the California state legislature adopted Assembly Bill 398, which provides direction and parameters on utilizing cap and trade after 2020 to meet the 40% reduction target for GHG emissions from 1990 levels by 2030 specified in Senate Bill 32. Compliance with the cap and trade program is demonstrated through a market-based credit system. Additionally, on August 25, 2022, the CARB adopted regulations that effectively ban the in-state sales of new cars containing internal combustion engines beginning in 2035. Also, on December 15, 2022, CARB adopted its “2022 Scoping Plan for Achieving Carbon Neutrality,” which purports to provide a road map for California to achieve carbon neutrality (which it defines as removing as many carbon emissions from the atmosphere as it emits) by year 2045. Other states are proposing, or have already promulgated, low carbon fuel standards or similar initiatives to reduce emissions from the transportation sector. If we are unable to pass the costs of compliance on to our customers, sufficient credits are unavailable for purchase, we have to pay a significantly higher price for credits, or if we are otherwise unable to meet our compliance obligation, our financial condition and results of operations could be adversely affected. Additionally, certain states have recently passed legislation seeking to recover financial damages allegedly associated with climate change from fossil fuel companies like the Vermont Climate Superfund Act passed by the Vermont Legislature in May 2024.

The future of the U.S.’s climate change strategy and the impact to our industry and operations due to further GHG regulation is unknown at this time. Federal, regional and state climate change and air emissions goals and regulatory programs are complex, subject to change and impose considerable uncertainty due to a number of factors including technological feasibility, legal challenges and potential changes in federal policy. Increasing concerns about climate change and carbon intensity have resulted in heightened societal awareness and a number of international and national measures to limit GHG emissions. We cannot determine what final regulations will be enacted, modified or reversed, or whether stricter investor pressure can be expected in the future. Any of these changes may have a material adverse impact on our business or financial condition.

Increased regulation of the fossil fuel industry, particularly with respect to hydraulic fracturing, could result in reductions or delays in the production of crude oil and natural gas, which could adversely impact our results of operations.

Most of the crude oil and natural gas production of our Midstream segment’s customers is being produced from unconventional oil shale reservoirs. These reservoirs require hydraulic fracturing completion processes to release the hydrocarbons from the rock so they can flow through casing to the surface. Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into a formation to stimulate hydrocarbon production. The EPA, as well as several state agencies, commenced studies and/or convened hearings regarding the potential environmental impacts of hydraulic fracturing activities. At the same time, certain environmental groups have suggested that additional laws may be needed to more closely and uniformly regulate the hydraulic fracturing process, and legislation has been proposed to provide for such regulation. In addition, some communities have adopted measures to ban hydraulic fracturing in their communities.

Also, certain interest groups have proposed ballot initiatives and constitutional amendments designed to restrict crude oil and natural gas development. If ballot initiatives, local, state, or national restrictions or prohibitions are adopted and result in more stringent limitations on the production and development of crude oil and natural gas, we may incur significant costs to comply with the requirements, and producers may experience delays or curtailment in the permitting or pursuit of exploration, development or production activities. Such compliance costs and delays, curtailments, limitations or prohibitions could have a material adverse effect on our business, prospects, results of operations, financial condition and liquidity. In addition to these proposed ballot initiatives and constitutional amendments, municipalities, such as the City of Los Angeles, have already enacted or contemplate enacting complete or partial bans on oil and gas exploration and production activities.

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

We are exposed to the volatility in the market price of RINs. We cannot predict the future prices of RINs. RINs prices are dependent upon a variety of factors, including EPA regulations, the availability of RINs for purchase, and levels of transportation fuels produced, which can vary significantly from quarter to quarter. If sufficient RINs are unavailable for purchase, if we have to pay a significantly higher price for RINs, if we purchase RINs that are ultimately determined to be invalid, or if we are otherwise unable to meet the EPA’s RVO requirements, including because the EPA mandates a blending quantity of renewable fuel that exceeds the amount that is commercially feasible to blend into motor fuel (a situation commonly referred to as “the blend wall”), our operations could be materially adversely impacted, up to and including a reduction in produced motor fuel for sale in the United States. These factors could result in a material adverse effect on our financial position, results of operations or cash flows.

Societal, technological, political and scientific developments around emissions and fuel efficiency may decrease demand for petroleum-based fuels.

Developments aimed at reducing GHG emissions may decrease the demand or increase the cost for our petroleum-based fuels. Societal attitudes toward these products and their relationship to the environment may significantly affect our effectiveness in marketing our products. Government efforts to steer the public toward non-petroleum-based fuel dependent modes of transportation may foster a negative perception toward petroleum products or increase costs of our products, thus affecting the public’s attitude toward our major products. Advanced technology and increased use of vehicles that do not use petroleum-based transportation fuels or that are powered by hybrid engines would reduce demand for the motor fuel we produce. We may also incur increased production costs, which we may not be able to pass along to our customers.

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

Efforts have also been made by governments and private parties to shut down energy assets by challenging operating permits, the validity of easements or the compliance with easement conditions. Lawsuits and/or regulatory proceedings or actions of this nature could result in interruptions to construction or operations of current or future projects, delays in completing those projects and/or increased project costs, all of which may have a material adverse effect on our business, financial condition, results of operation and cash flows.

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

There is a growing concern with the accumulation of plastic, including microplastics, and other packaging waste in the environment. Additionally, plastics have faced increased public backlash and scrutiny. Policy measures to address this concern are being discussed or implemented by governments at all levels. In addition, a host of single-use plastic bans and taxes have been passed by countries around the world and counties and municipalities throughout the U.S. Increased regulation of, or prohibition on, the use of certain plastic products could reduce demand for certain products CPChem produces, which could negatively impact its financial condition, results of operations and cash flows, thereby negatively impacting our equity earnings by reducing the cash distributions that we receive from CPChem.

Cybersecurity and Data Privacy Risks

Cybersecurity incidents and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

Our information technology and infrastructure, or information technology and infrastructure of our third-party service providers (e.g., cloud-based service providers), may be vulnerable to attacks by malicious actors or breached due to human error, malfeasance or other disruptions, including ransomware and other malware, phishing and social engineering schemes, deepfakes, malicious software, data privacy incidents, insiders or others with authorized access, attempts to gain unauthorized access to our data and systems, and other cybersecurity incidents. Any such incidents could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such unauthorized access, disclosure or other loss of information could result in one or more of the following outcomes: (i) unauthorized access to or a loss or misuse of intellectual property, proprietary information, or employee, customer or vendor data; (ii) public disclosure of sensitive information; (iii) increased costs to prevent, respond to, or mitigate cybersecurity events, such as deploying additional personnel and protection technologies, training employees, and engaging third-party experts and consultants; (iv) systems interruption; (v) disruption of our business operations; (vi) remediation costs for repairs of system damage, or regulatory fines or penalties; (vii) reputational damage that adversely affects customer or investor confidence; (viii) exposure to legal liability; and (ix) damage to our competitiveness, stock price, and long-term shareholder value. Generative artificial intelligence has contributed to an increase in the prevalence of such attacks and threats, expanding our potential exposure to disruptions. Any of the foregoing can be exacerbated by a delay or failure to detect a cybersecurity incident or the full extent of such incident.

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

The GDPR applies to the transfer and processing of personal data of those who live in the EU or UK, respectively. As interpretation and enforcement of the GDPR evolves, it creates a range of new compliance obligations, which could cause us to incur additional costs. Failure to comply could result in significant penalties that may materially adversely affect our business, reputation, results of operations and cash flows.

The CCPA, which came into effect on January 1, 2020, gives California residents specific rights in relation to their personal information, requires that companies take certain actions, including notifications for security incidents and may apply to activities regarding personal information that is collected by us, directly or indirectly, from California residents. As interpretation and enforcement of the CCPA evolves, it creates a range of new compliance obligations, with the possibility for significant financial penalties for noncompliance that may materially adversely affect our business, reputation, results of operations and cash flows.

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

From time to time, our cash needs may exceed our available cash and our business could be materially and adversely affected if we are unable to supplement the cash generated from our operations with proceeds from financing activities. Uncertainty and illiquidity in financial markets may materially impact the ability of the participating financial institutions to fund their commitments to us under our liquidity facilities that are supported by a broad syndicate of financial institutions. Accordingly, we may not be able to obtain the full amount of the funds available under our liquidity facilities to satisfy our cash requirements, and our failure to do so could have a material adverse effect on our operations and financial position.

Negative sentiment towards fossil fuels and increased attention to environmental and social matters, including climate change, could adversely affect our business, the market price for our securities and our access to and cost of capital.

There have been efforts in recent years aimed at the investment community, including investment advisors, sovereign wealth funds, public pension funds, universities, and other groups, to promote the divestment of fossil fuel companies, as well as to pressure lenders, insurers, and other financial services companies to limit or curtail activities with fossil fuel companies. If these or similar efforts are continued, the market price of our securities, our ability to access capital markets or insure our operations, and our cost of capital may be negatively impacted.

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

Our efforts to accurately report on E&S-related issues expose us to operational, reputational, financial, legal, and other risks. Standards for tracking and reporting on E&S-related matters, including climate-related matters, have not been harmonized and continue to evolve. Processes and controls for reporting on E&S matters are subject to evolving and disparate standards of identification, measurement, and reporting on such metrics, including any climate change and E&S-related public company disclosure requirements adopted by the SEC or government agencies of other jurisdictions, and such standards may change over time, which could result in significant revisions to our current E&S practices and disclosures.

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

The pursuit of these targets, and any other climate-related or E&S goals we may announce, may increase our costs, require us to purchase emissions credits or offsets, or limit or negatively impact our business plans. Further, our pursuit of, or any failure or perceived failure to achieve such goals and targets within the timelines that we announce, or at all, could cause reputational harm, negatively impact our stock price and access to and cost of capital, and expose us to enforcement or litigation, among other negative impacts.

We do not fully insure against all potential losses, including those from extreme weather events or natural disasters, and, therefore, our business, financial condition, results of operations and cash flows could be adversely affected by unexpected or underinsured liabilities and increased costs.

We maintain insurance coverage in amounts we believe to be prudent, including against many, but not all, potential liabilities arising from operating hazards. We rely on existing liquidity, financial resources and borrowing capacity to meet short-term obligations that would result from uninsured or underinsured liabilities arising from operating hazards, including but not limited to, explosions, fires, refinery or pipeline releases or other incidents involving our assets or operations, including weather events or natural disasters, which could reduce the funds available to us for capital and investment spending and could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

In addition, failure by Phillips 66 to maintain an investment grade rating could affect its business relationships with suppliers and operating partners. For example, Phillips 66’s agreement with Chevron Corporation (Chevron) regarding CPChem permits Chevron to buy Phillips 66’s 50% interest in CPChem for fair market value if Phillips 66 experiences a change in control or if both Standard & Poor’s Financial Services LLC and Moody’s Investors Service, Inc. lower their credit ratings below investment grade and the credit rating from either rating agency remains below investment grade for 365 days thereafter, with fair market value determined by agreement or by nationally recognized investment banks. As a result of these factors, a downgrade of credit ratings could have a material adverse impact on Phillips 66’s future operations and financial position.

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

Management

At the management level, our CISO has extensive cybersecurity knowledge and skills gained from work experience at the company and with a law enforcement agency, as well as from obtaining advanced professional certifications. The CISO is responsible for the assessment and management of risks from cybersecurity threats and leads a team responsible for implementing, monitoring, and maintaining cybersecurity and data protection practices across the company. The individuals who report directly to our CISO possess relevant educational and industry experience in the areas of cyber threat hunting and intelligence, digital standards, data privacy, cyber training, and cybersecurity operations center management. In addition to our internal cybersecurity capabilities, we also regularly engage consultants, or other third parties to assist with assessing, identifying, and managing cybersecurity risks. The CISO receives reports on cybersecurity threats on an ongoing basis, and in conjunction with management, regularly reviews risk management measures implemented by the company to identify, assess and mitigate data protection and cybersecurity risks. Our CISO works closely with the company’s Senior Counsel, Intellectual Property and Data Protection, to oversee compliance with legal, regulatory and contractual security requirements.

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

We have a continuous monitoring program to detect and respond to potential cybersecurity threats in real-time. Log data from our technical controls are collected, aggregated, and correlated in a Security Information and Event Management (SIEM) system that identifies and categorizes events, as well as analyzes them. If the SIEM system identifies a potential security event, it can direct other controls to stop the activity and also generate alerts for detection and response. These alerts are monitored by a managed security service provider that augments our dedicated internal Security Operations Center team.

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

With respect to cybersecurity incident response, our ECIRP provides a documented framework for responding to cybersecurity incidents. The ECIRP sets out a coordinated approach to investigating, containing, documenting and mitigating incidents, including reporting findings and keeping senior management and other key stakeholders informed and involved as appropriate.

Our Internal Audit organization performs audits of our cybersecurity program. Each year, we conduct audits across the company’s information technology and operation technology infrastructure, networks, systems, applications, and operational processes and procedures to evaluate compliance with our information security policies and standards. Process control network assurance audits are conducted on a rotating schedule that is risk-based and provides coverage across each major operational business area no greater than five years. In addition to the internal audits, we also engage external cybersecurity experts and auditors to conduct assessments, penetration testing, and cybersecurity maturity assessments. Although we have experienced actual and attempted cybersecurity events and incidents on our networks and systems in the past, we do not believe that the risks from any of these events or incidents, individually or in the aggregate, have materially affected our business, operations, or financial condition, or are reasonably likely to have such an effect. For more information concerning cybersecurity risks we face, see the discussion in “Item 1A. Risk Factors” in this report.

Item 3. LEGAL PROCEEDINGS

From time to time, we may be involved in litigation and claims arising out of our operations in the normal course of business. Additionally, we have elected a $1 million threshold to disclose certain proceedings arising under federal, state or local environmental laws when a governmental authority is a party to the proceedings. During the fourth quarter of 2024, two new matters arose, and there were material developments with respect to two matters previously reported, that resolved those matters, which are all described below. Except as otherwise set forth herein, we do not currently believe that the eventual outcome of any matters previously reported, but still unresolved, individually or in the aggregate, could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

New Matters
In December 2024, the Bay Area Air Quality Management District (BAAQMD) offered to settle 172 notices of alleged violations of air regulations by the Rodeo Complex dating back to 2016. Settlement negotiations are underway, and resolution is expected in 2025.

In November 2024, Phillips 66 Company received an indictment from a federal grand jury in the United States District Court for the Central District of California alleging two counts of negligently violating the Clean Water Act and four counts of knowingly violating the Clean Water Act at its Los Angeles Refinery. If convicted of all charges, Phillips 66 would face a statutory maximum fine exceeding $1 million. The matter relates to alleged wastewater permit violations and is ongoing.

Matters Previously Reported (unresolved or resolved since the quarterly report on Form 10-Q for the quarterly period ended September 30, 2024)
As described further in the “Legal Proceedings” section of Note 17—Contingencies and Commitments, in the Notes to Consolidated Financial Statements, on February 17, 2022, Propel Fuels, Inc. (Propel Fuels) filed a lawsuit in the Superior Court of California, County of Alameda (the Propel Court), alleging that Phillips 66 Company misappropriated trade secrets related to Propel Fuels’ renewable fuels business. On October 16, 2024, a jury returned a verdict against Phillips 66 Company for $604.9 million in compensatory damages and issued a willfulness finding. In 2025, the Propel Court is expected to rule on motions anticipated to be filed by Propel Fuels seeking exemplary damages and attorneys’ fees. Propel Fuels has asked the Propel Court to grant treble damages and Phillips 66 Company has filed a brief in opposition to that request. Also in 2025, the Propel Court is expected to rule on Phillips 66 Company’s motions for a judgment in its favor as a matter of law, or in the alternative to reduce the jury’s verdict or to grant a new trial. Phillips 66 Company denies any wrongdoing and intends to vigorously defend its position. While Phillips 66 Company believes the jury verdict is not legally or factually supported and intends to pursue post-judgment remedies and file an appeal, there can be no assurances that such defense efforts will be successful. To the extent Phillips 66 Company is required to pay exemplary damages, it may have a material adverse effect on our financial position and results of operations.

On August 30, 2024, the Colorado Department of Public Health & Environment, Air Pollution Control Division (APCD) sent DCP Operating Company, LP (DCP) a Compliance Order on Consent alleging violations at its Enterprise Compressor Station of AQCC Regulation 7 and DCP’s permit conditions. This matter was resolved in the fourth quarter of 2024 with an agreement to pay a penalty and an economic benefit reimbursement totaling less than $1 million.

On May 12, 2023, the EPA, Region 6, sent DCP a Notice of Violation and Opportunity to Confer regarding alleged violations of 40 C.F.R. Part 60, Subpart OOOOa (NOV). The NOV alleged non-compliances at the Artesia and Eunice Natural Gas Processing Plants in New Mexico. This matter was resolved in the fourth quarter of 2024 with an agreement to implement scheduled corrective actions and pay a penalty of $1.9 million.

Dakota Access, LLC (Dakota Access) and Energy Transfer Crude Oil Company, LLC (ETCO)
See “Dakota Access, LLC (Dakota Access) and Energy Transfer Crude Oil Company, LLC (ETCO)” section of Note 9—Investments, Loans and Long-Term Receivables and Note 17—Contingencies and Commitments, in the Notes to Consolidated Financial Statements for additional information regarding Legal Proceedings and other regulatory actions.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Name	Position Held	Age*

Mark E. Lashier	Chairman and Chief Executive Officer	63
Kevin J. Mitchell	Executive Vice President and Chief Financial Officer	58
Donald A. Baldridge	Executive Vice President, Midstream and Chemicals	55
Zhanna Golodryga	Executive Vice President, Emerging Energy and Sustainability	69
Richard G. Harbison	Executive Vice President, Refining	59
Brian M. Mandell	Executive Vice President, Marketing and Commercial	61
Vanessa L. Allen Sutherland	Executive Vice President, Government Affairs, General Counsel and Corporate Secretary	53
Ann M. Kluppel	Vice President and Controller	57
* As of February 21, 2025.

There are no family relationships among any of the executive officers named above or any member of our Board of Directors. The Board of Directors annually elects the officers to serve until a successor is elected and qualified or as otherwise provided in our By-Laws. Set forth below is the name, title and period of service of each executive officer identified above over the last five years.

Mark E. Lashier is Chairman and Chief Executive Officer, a position he has held since May 2024. Previously, Mr. Lashier served Phillips 66 as President and Chief Executive Officer from July 2022 to May 2024 and as President and Chief Operating Officer from April 2021 to July 2022. Mr. Lashier served as President and Chief Executive Officer of CPChem from August 2017 to April 2021.

Kevin J. Mitchell is Executive Vice President and Chief Financial Officer, a position he has held since January 2016.

Donald A. Baldridge is Executive Vice President, Midstream and Chemicals, a position he has held since June 2024. Previously, Mr. Baldridge served as Interim Chief Executive Officer of DCP Midstream from January 2023 to May 2024. Prior to that, he served as DCP Midstream’s President of Operations from January 2019 to December 2022.

Zhanna Golodryga is Executive Vice President, Emerging Energy and Sustainability, a position she has held since October 2022. Previously, Ms. Golodryga served as Senior Vice President, Chief Digital and Administrative Officer from April 2017 to October 2022.

Richard G. Harbison is Executive Vice President, Refining, a position he has held since June 2022. Mr. Harbison previously served as Vice President, San Francisco Refinery from March 2021 to May 2022; General Manager, San Francisco Refinery from June 2020 to February 2021; and Manager, Lake Charles Manufacturing Complex from February 2016 to May 2020.

Brian M. Mandell is Executive Vice President, Marketing and Commercial, a position he has held since March 2019.

Vanessa L. Allen Sutherland is Executive Vice President, Government Affairs, General Counsel and Corporate Secretary, a position she has held since January 2022. Ms. Sutherland previously served as Executive Vice President and Chief Legal Officer of Norfolk Southern Corporation from April 2020 to January 2022 and Senior Vice President, Government Relations and Chief Legal Officer of Norfolk Southern Corporation from August 2019 to April 2020.

Ann M. Kluppel is Vice President and Controller, a position she has held since May 2024. Ms. Kluppel previously served as General Auditor from August 2021 to May 2024. Prior to that, Ms. Kluppel served as Managing Director, Corporate Finance from January 2021 to August 2021, and as Manager, Midstream Financial Planning & Analysis from August 2018 to December 2020.

PART II

Item 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Phillips 66’s common stock is traded on the New York Stock Exchange under the symbol “PSX.” At January 31, 2025, the number of shareholders of record of our shares was 27,494.

Performance Graph

Cumulative Total Shareholder Return on $100 Invested on January 1, 2020

$240
$230
$220
$210
$200
$190
$180
$170
$160
$150
$140
$130
$120
$110
$100
$90
$80
$70
$60
01/01/2020
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
Phillips 66
Peer Group
S&P 500

The performance graph above shows the cumulative total shareholder return (TSR) of Phillips 66 common stock for the five years ended December 31, 2024, which assumes a $100 investment in our common stock on December 31, 2019, and reinvestment of dividends. The graph also compares our cumulative TSR against (i) our self-constructed Peer Group (defined below) and (ii) the S&P 500 Index, in each case upon the same assumptions for the same period. We evaluate our Peer Group on an annual basis and believe the Peer Group closely aligns with our size and lines of business. Our Peer Group is weighted according to the respective issuers’ stock market capitalization at the beginning of each period for which a return is indicated.

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

Issuer Purchases of Equity Securities

				Millions of Dollars
Period	Total Number of Shares Purchased*	Average Price Paid per Share**	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs***	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2024	2,660,930	$133.44	2,660,930	$3,750
November 1-30, 2024	945,973	130.28	945,973	3,627
December 1-31, 2024	1,089,842	120.96	1,089,842	3,495
Total	4,696,745	$129.90	4,696,745
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

Item 6. [RESERVED]

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis is the company’s analysis of its financial performance, financial condition, and significant trends that may affect future performance. It should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report.

The term “earnings” as used in Management’s Discussion and Analysis refers to net income attributable to Phillips 66. The terms “results,” “before-tax income” or “before-tax loss” as used in Management’s Discussion and Analysis refer to income (loss) before income taxes.

EXECUTIVE OVERVIEW AND BUSINESS ENVIRONMENT

Phillips 66 is uniquely positioned as a leading integrated downstream energy provider operating with Midstream, Chemicals, Refining, Marketing and Specialties (M&S), and Renewable Fuels segments. At December 31, 2024, we had total assets of $72.6 billion.

Executive Overview
During 2024, we reported earnings of $2.1 billion and generated $4.2 billion in cash from operating activities. We funded capital expenditures and investments of $1.9 billion, completed acquisitions for cash consideration of $625 million, purchased government obligations of $1.1 billion that were ultimately used to extinguish debt, and received proceeds from asset dispositions of $1.1 billion. Additionally, we received proceeds from debt issuances, net of debt repayments, of $2.1 billion. We paid $3.5 billion to repurchase common stock and $1.9 billion to fund dividends on our common stock. We ended 2024 with $1.7 billion of cash and cash equivalents and $4.6 billion of total committed capacity available under our credit facilities.

Strategic Priorities
In November 2022, we announced financial and operational targets toward achieving the company’s strategic priorities, and in October 2023, we announced updates and enhancements to certain of those targets. The strategic priority targets were focused on achieving financial and operational goals through year-end 2024, with an emphasis on delivering shareholder returns; improving refining performance; capturing value from wellhead-to-market; executing business transformation initiatives; maintaining financial strength and flexibility; and driving disciplined growth and returns.

In January 2025, we announced the next phase of priorities along with financial and operational initiatives through year-end 2027. With these targets, the company is continuing to focus on creating shareholder value; driving disciplined growth and returns; and maintaining financial strength and flexibility. As the company has completed its business transformation efforts, the company has shifted to operational and cost reduction targets intended to drive world-class operations across its portfolio, while maintaining emphasis on growing its Midstream and Chemicals businesses.

•Shareholder Returns – We believe shareholder value is enhanced through, among other things, a secure, competitive and growing dividend, complemented by share repurchases. With the return of $5.3 billion to shareholders through share repurchases and dividends during 2024, we achieved our target of returning between $13 billion and $15 billion to our shareholders from July 2022 to year-end 2024, as we distributed a total of $13.6 billion to shareholders. Our new target aims to return greater than 50% of net cash provided by operating activities to shareholders through share repurchases and dividends. The amount and timing of future dividend payments and the level and timing of future share repurchases is subject to the discretion of, and approval by, our Board of Directors and will depend on various factors including our share price, results of operations, financial condition and cash required for future business plans.

•World-Class Operations – We are focused on achieving operational excellence by optimizing utilization rates and product yield at our refineries through reliable and safe operations, which will enable us to capture the value available in the market in terms of prices and margins. With our new targets, we will remain focused on a competitive cost structure and plan to enhance Refining segment returns and increase our utilization rates by focusing on low-capital, higher-return projects that increase asset reliability and improve market capture.

At year-end 2024, we achieved final total company run-rate cost savings of $1.5 billion through our business transformation efforts, including a $0.3 billion reduction of sustaining capital, exceeding our targeted savings on a run-rate basis. Our worldwide refining crude oil capacity utilization rate was 95% for 2024, and our worldwide refining clean product yield was 87%, compared to 92% and 85%, respectively, in 2023. Our new priorities for 2025-2027 continue to focus on Refining performance, targeting an annual clean product yield of greater than 86%, crude oil capacity utilization rates higher than industry average, and continuing to improve our competitive cost structure.

•Disciplined Growth and Returns – A disciplined capital allocation process ensures we invest in projects that are expected to generate competitive returns. Our strategy remains focused on growing our Midstream and Chemicals businesses. Within our Midstream segment, we are primarily focused on maximizing the value of our fully integrated natural gas liquids (NGL) wellhead-to-market value chain.

▪During 2024, we completed the conversion of our San Francisco Refinery in Rodeo, California, into the Rodeo Renewable Energy Complex (Rodeo Complex).

▪In 2024, we funded capital expenditures and investments of $1.9 billion and completed acquisitions of $0.6 billion through disciplined capital allocation and $1.1 billion in proceeds from asset dispositions. In January 2025, we received proceeds from asset dispositions of $2.1 billion and we will continue to evaluate future opportunities to rationalize our asset portfolio. We have budgeted $2.1 billion for 2025 capital expenditures and investments, exclusive of acquisitions, which includes $1.1 billion of growth capital, primarily in our Midstream segment.

▪During 2024, we expanded our Midstream NGL wellhead-to-market platform with the acquisition of Pinnacle Midland Parent LLC (Pinnacle Midstream) and approval of a follow-on processing plant expansion in the Midland Basin expected to be completed in mid-2025. In addition, we achieved over $500 million of run-rate synergies from the integration of DCP Midstream Class A Segment, which is comprised of the businesses, activities, assets and liabilities of DCP Midstream, LP (DCP LP) and its subsidiaries and general partner entities, surpassing our target.

▪Our new financial targets for 2025-2027 reflect our plans to grow Midstream and Chemicals businesses, as well as maintain total annual capital expenditures and investments of approximately $2 billion, excluding acquisitions.

•Financial Strength and Flexibility – We use a variety of funding sources to support our liquidity requirements, including cash from operations, debt and proceeds from dispositions. Our focus remains on protecting the stable cash generation from the Midstream and Marketing and Specialties (M&S) businesses while balancing continued portfolio optimization.

▪During 2024, we used available cash and proceeds from asset dispositions and debt offerings to fund capital expenditures and investments, complete the acquisition of Pinnacle Midstream, purchase government obligations that were ultimately used to extinguish debt, repurchase shares of our common stock and pay dividends on our common stock.

▪We are targeting reductions of total debt to $17 billion and reductions of our debt to capital ratio.

Basis of Presentation
Effective April 1, 2024, we changed the internal financial information reviewed by our chief executive officer to evaluate performance and allocate resources to our operating segments. This resulted in changes to the composition of our operating segments, as well as measurement changes for certain activities between our operating segments. The primary effects are summarized below. Prior period information has been recast for comparability.

•Establishment of a Renewable Fuels operating segment, which includes renewable fuels activities and assets historically reported in our Refining, M&S and Midstream operating segments.

•Change in method of allocating results for certain Gulf Coast distillate export activities from our M&S operating segment to our Refining operating segment.

•Reclassification of certain crude oil and international clean products trading activities between our M&S operating segment and our Refining operating segment.

•Change in reporting of our investment in NOVONIX Limited (NOVONIX) from our Midstream operating segment to Corporate and Other.

In the third quarter of 2024, we began presenting the line item “Capital expenditures and investments” on our consolidated statement of cash flows exclusive of acquisitions, net of cash acquired. Prior period information has been reclassified for comparability.

Starting on August 18, 2022, our Midstream operating segment and consolidated results reflect the impacts of the merger of DCP Midstream, LLC and Gray Oak Holdings LLC Merger (DCP Midstream Merger). See Note 3—DCP Midstream, LLC and DCP Midstream, LP Mergers, in the Notes to Consolidated Financial Statements for additional information.

Business Environment
The Midstream segment includes our Transportation and NGL businesses. Our Transportation business contains fee-based operations not directly exposed to commodity price risk. Our NGL business, including DCP Midstream Class A Segment, DCP Sand Hills Pipeline, LLC (DCP Sand Hills) and DCP Southern Hills Pipeline, LLC (DCP Southern Hills), contains both fee-based operations and operations directly impacted by NGL and natural gas prices. The weighted-average NGL price was $0.68 per gallon during 2024, compared with $0.67 per gallon during 2023. The Henry Hub natural gas price was $2.24 per million British thermal units (MMBtu) during 2024, compared with $2.53 per MMBtu during 2023. The increase in NGL prices was primarily due to higher demand and increased exports, while the decrease in natural gas prices was partially due to increased production and constraints on Permian natural gas exit capacity.

The Chemicals segment consists of our 50% equity investment in Chevron Phillips Chemical Company LLC (CPChem). The chemicals and plastics industry is mainly a commodity-based industry where the margins for key products are based on supply and demand, as well as cost factors. The benchmark high-density polyethylene chain margin was 17.7 cents per pound in 2024, compared with 16.4 cents per pound in 2023. The increase was mainly due to improved polyethylene sales prices and lower natural gas and ethane prices.

Our Refining segment results are driven by several factors, including market crack spreads, refinery throughput, feedstock costs, product yields, turnaround activity, and other operating costs. Market crack spreads are used as indicators of refining margins and measure the difference between market prices for refined petroleum products and crude oil. The composite 3:2:1 market crack spread for our business decreased to an average of $16.95 per barrel during 2024, from an average of $28.37 per barrel in 2023. The decrease in the composite market crack spread was primarily driven by higher supply due to increased global refining utilization and lower global prices for gasoline and diesel. The price of U.S. benchmark crude oil, West Texas Intermediate at Cushing, Oklahoma, decreased to an average of $75.83 per barrel during 2024, from an average of $77.69 per barrel in 2023. The decrease in crude oil prices was primarily driven by increased production in the United States and other countries outside of the Organization of the Petroleum Exporting Countries (OPEC).

Results for our M&S segment depend largely on marketing fuel and lubricant margins and sales volumes of our refined products. While marketing fuel and lubricant margins are primarily driven by market factors, largely determined by the relationship between supply and demand, marketing fuel margins, in particular, are influenced by trends in spot prices, and where applicable, retail prices for refined products in the regions and countries where we operate.

Our Renewable Fuels segment consists of the operations and assets of the Rodeo Complex, as well as the global activities to procure renewable feedstocks, manage certain regulatory credits, and market renewable fuels. Results for our Renewable Fuels segment are impacted by several factors, including the market price of renewable fuels, feedstock costs, throughput, operating costs, and the value of certain regulatory credits, as well as other market factors, largely determined by the relationship between supply and demand.

RESULTS OF OPERATIONS

Consolidated Results

A summary of income (loss) before income taxes by operating segment with a reconciliation to net income attributable to Phillips 66 follows:

	Millions of Dollars
	Year Ended December 31
	2024	2023	2022

Midstream	$2,638	2,819	5,176
Chemicals	876	600	856
Refining	(365)	5,340	7,976
Marketing and Specialties	1,011	1,897	2,072
Renewable Fuels	(198)	153	171
Corporate and Other	(1,287)	(1,340)	(1,612)
Income before income taxes	2,675	9,469	14,639
Income tax expense	500	2,230	3,248
Net income	2,175	7,239	11,391
Less: net income attributable to noncontrolling interests	58	224	367
Net income attributable to Phillips 66	$2,117	7,015	11,024

2024 vs. 2023

Net income attributable to Phillips 66 for the year ended December 31, 2024, was $2,117 million, compared with $7,015 million for the year ended December 31, 2023. The decrease in 2024 was primarily due to a decline in realized refining margins primarily driven by lower market crack spreads, partially offset by lower income tax expense.

2023 vs. 2022

Net income attributable to Phillips 66 for the year ended December 31, 2023, was $7,015 million, compared with $11,024 million for the year ended December 31, 2022. The decrease in 2023 was primarily due to the recognition of an aggregate before-tax gain of $3,013 million in 2022 in our Midstream segment in connection with the DCP Midstream Merger, and a decline in realized refining margins, partially offset by a decrease in income tax expense and lower unrealized investment losses related to our investment in NOVONIX.

See the “Segment Results” section for additional information on our segment results and Note 24—Income Taxes, in the Notes to Consolidated Financial Statements for additional information on income taxes. See also Note 3—DCP Midstream, LLC and DCP Midstream, LP Mergers, in the Notes to Consolidated Financial Statements for additional information regarding the DCP Midstream Merger.

Statement of Income Analysis

2024 vs. 2023

Sales and other operating revenues decreased 3%, primarily due to lower prices for refined petroleum products and crude oil, partially offset by an increase in prices for NGL. Purchased crude oil and products increased 1% in 2024, primarily due to higher refined product purchase volumes, partially offset by lower prices for refined petroleum products.

Equity in earnings of affiliates decreased 12% in 2024, primarily due to lower equity earnings from WRB Refining LP (WRB) as a result of decreased margins, Rockies Express Pipeline LLC (REX) due to the sale of our ownership interest in 2024, South Texas Gateway Terminal due to the sale of our ownership interest in 2023, and Excel Paralubes LLC due to declining margins, partially offset by higher sales volumes and lower maintenance costs. These decreases were partially offset by higher equity earnings from CPChem. See the Chemicals segment analysis in the “Segment Results” section for additional information.

Net gain on dispositions increased $206 million in 2024, primarily due to a before-tax gain of $238 million associated with the sale of our ownership interest in REX, as well as a before-tax gain of $67 million associated with the foreign currency forward contracts entered into in connection with the sale of our ownership interest in Coop Mineraloel AG (Coop). These increases were partially offset by before-tax gains totaling $137 million associated with the sales of our ownership interests in the South Texas Gateway Terminal and the Belle Chasse Terminal in 2023. See Note 9—Investments, Loans and Long-Term Receivables, in the Notes to Consolidated Financial Statements for more information regarding our sales of REX and Coop.

Other income decreased 32% in 2024, primarily due to lower interest income as a result of lower cash balances and decreased results from trading activities. These decreases were partially offset by an increase in the fair value of our investment in NOVONIX.

Selling, general and administrative expenses increased 11% in 2024, mainly driven by an accrual of $605 million recorded during the third quarter of 2024 related to litigation with Propel Fuels, Inc. (Propel Fuels). The increase was partially offset by lower employee-related expenses and selling expenses. See Note 17—Contingencies and Commitments, in the Notes to Consolidated Financial Statements for additional information regarding our litigation with Propel Fuels.

Depreciation and amortization increased 20% in 2024, primarily due to $253 million of accelerated depreciation recorded in 2024 associated with our plan to cease operations at our Los Angeles Refinery during the fourth quarter of 2025, as well as depreciation and amortization associated with the startup of additional production capacity at the Rodeo Complex. See Note 4—Restructuring, in the Notes to Consolidated Financial Statements for information regarding our plans to cease operations at our Los Angeles Refinery.

Impairments increased $432 million in 2024, primarily due to before-tax impairments recorded in our Midstream segment of certain gathering and processing assets in Texas, an equity investment in a crude pipeline in Oklahoma and certain crude gathering assets in Texas. In 2024, we also recorded before-tax impairments in our Midstream and Refining segments related to certain crude oil processing and logistics assets in California. See Note 12—Impairments, in the Notes to Consolidated Financial Statements for more information regarding impairments.

Taxes other than income taxes decreased 53% in 2024, primarily due to an increase in tax credits generated from higher renewable diesel production and blending activity.

Income tax expense decreased 78% in 2024, primarily due to lower income before income taxes. See Note 24—Income Taxes, in the Notes to Consolidated Financial Statements for more information regarding our income taxes.

Net income attributable to noncontrolling interests decreased 74% in 2024. The decrease primarily reflects the impacts of the acquisition of all publicly held common units of DCP LP in June 2023 (DCP LP Merger), as well as the impacts of before-tax impairments reported in our Midstream segment related to certain DCP LP gathering and processing assets in Texas. See Note 3—DCP Midstream, LLC and DCP Midstream, LP Mergers, and Note 12—Impairments, in the Notes to Consolidated Financial Statements for additional information.

2023 vs. 2022

Sales and other operating revenues and purchased crude oil and products decreased 13% and 15%, respectively, in 2023. These decreases were mainly due to lower prices for refined petroleum products, crude oil and NGL.

Equity in earnings of affiliates decreased 32% in 2023, resulting from lower equity earnings from DCP Midstream, DCP Sand Hills, DCP Southern Hills and Gray Oak Pipeline as a result of the DCP Midstream Merger in August 2022, as well as decreased equity earnings from WRB and CPChem primarily due to lower margins, partially offset by lower operating costs. See Note 3—DCP Midstream, LLC and DCP Midstream, LP Mergers, in the Notes to Consolidated Financial Statements and the Chemicals segment analysis in the “Segment Results” section for additional information.

Net gain on dispositions increased $108 million in 2023, primarily due to a before-tax gain recognized in the Midstream segment in the third quarter of 2023 associated with the sale of our 25% ownership interest in the South Texas Gateway Terminal.

Other income decreased $2,378 million in 2023, primarily due to an aggregate before-tax gain of $3,013 million recognized in our Midstream segment in connection with the DCP Midstream Merger in August 2022. The decrease was partially offset by lower unrealized investment losses on our investment in NOVONIX in 2023 compared with 2022, and higher interest income. See Note 5—Business Combinations, and Note 19—Fair Value Measurements, in the Notes to Consolidated Financial Statements for additional information on the aggregate before-tax gain, and for additional information regarding our investment in NOVONIX.

Selling, general and administrative expenses increased 16% in 2023, mainly driven by the consolidation of DCP Midstream Class A Segment, DCP Sand Hills and DCP Southern Hills starting in August 2022 and higher costs associated with our business transformation. These increases were partially offset by lower selling expenses due to decreased refined petroleum product prices. See Note 4—Restructuring, in the Notes to Consolidated Financial Statements for additional information regarding business transformation restructuring costs.

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

Income tax expense decreased 31% in 2023 primarily due to lower income before income taxes. See Note 24—Income Taxes, in the Notes to Consolidated Financial Statements for more information regarding our income taxes.

Net income attributable to noncontrolling interests decreased 39% in 2023. The decrease reflects the impacts of the DCP LP Merger in June 2023, and the consolidation of DCP Midstream Class A Segment, DCP Sand Hills and DCP Southern Hills and the derecognition of a noncontrolling interest related to Gray Oak Holdings as a result of the DCP Midstream Merger in August 2022. The decrease also reflects the impact of the merger between us and Phillips 66 Partners LP (Phillips 66 Partners), a wholly owned subsidiary of Phillips 66, in March 2022. See Note 3—DCP Midstream, LLC and DCP Midstream, LP Mergers, and Note 30—Phillips 66 Partners LP, in the Notes to Consolidated Financial Statements for additional information on the DCP Midstream Merger and the Phillips 66 Partners merger, respectively.

Segment Results

Midstream

	Year Ended December 31
	2024	2023	2022
	Millions of Dollars
Income Before Income Taxes
Transportation	$1,292	1,310	1,176
NGL	1,346	1,509	4,000
Total Midstream	$2,638	2,819	5,176

	Thousands of Barrels Daily
Transportation Volumes
Pipelines*	3,053	3,069	3,089
Terminals	3,123	3,246	2,981
Operating Statistics
Wellhead Volume (billion cubic feet per day)**	4.3	4.6	4.4
NGL production**	436	437	423
Pipeline Throughput–Y-Grade to Market***	754	707	704
NGL fractionated	728	711	529
* Pipelines represent the sum of volumes transported through each separately tariffed consolidated pipeline segment, excluding NGL’s pipelines.
** Includes 100% of DCP Midstream Class A Segment’s volumes from August 18, 2022, forward.
*** Represents volumes delivered to major fractionation market hubs, including Mont Belvieu, Sweeny and Conway. Includes 100% of DCP Midstream Class A Segment and Phillips 66’s direct interest in DCP Sand Hills and DCP Southern Hills.

The Midstream segment provides crude oil and refined petroleum product transportation, terminaling and processing services; NGL production, transportation, storage, fractionation, processing, marketing and export services; natural gas gathering, compressing, treating, processing, storage, transportation and marketing services; and condensate recovery.

In connection with the DCP Midstream Merger, the results of our Transportation business reflect a decrease in our indirect economic interest in Gray Oak Pipeline to 6.5% from August 18, 2022, forward. Prior to August 18, 2022, the Transportation results presented in the table above reflect Gray Oak Holdings’ 65% economic interest in Gray Oak Pipeline. In addition, the results of our NGL business include the consolidated results of DCP Midstream Class A Segment, DCP Sand Hills and DCP Southern Hills from August 18, 2022, forward. Prior to August 18, 2022, our investments in DCP Midstream, DCP Sand Hills and DCP Southern Hills were accounted for using the equity method and equity earnings from these investments were included in the results of our NGL business.

In the Notes to Consolidated Financial Statements, see Note 3—DCP Midstream, LLC and DCP Midstream, LP Mergers, for additional information regarding the DCP Midstream Merger.

2024 vs. 2023

Results from our Midstream segment decreased $181 million in 2024, compared with 2023.

Results from our Transportation business decreased $18 million in 2024, compared with 2023. The decrease in 2024 was primarily due to before-tax impairments totaling $122 million, partially offset by an increase in before-tax gains on sales of assets. We sold our ownership interest in REX in 2024 and recorded a before-tax gain of $238 million, compared to before-tax gains recorded in 2023 associated with the sales of our ownership interests in the South Texas Gateway Terminal and the Belle Chasse Terminal which totaled $137 million.

Results from our NGL business decreased $163 million in 2024, compared with 2023. The decrease was primarily due to before-tax impairment charges recognized in 2024 associated with certain gathering and processing assets in Texas, as well as unfavorable pricing driven by falling natural gas prices and winter weather impacts. These decreases were partially offset by improved pipeline volumes and higher liquefied petroleum gas cargo volumes and margins.

See Note 12—Impairments, in the Notes to Consolidated Financial Statements for further information regarding impairments. See Note 9—Investments, Loans and Long-Term Receivables, in the Notes to Consolidated Financial Statements for further information regarding the sale of our ownership interest in REX.

See the “Executive Overview and Business Environment” section for information on market factors impacting 2024 results.

2023 vs. 2022

Results from our Midstream segment decreased $2,357 million in 2023, compared with 2022.

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

Results from our NGL business decreased $2,491 million in 2023, compared with 2022. The decrease was primarily due to an aggregate before-tax gain of $2,831 million recognized in the third quarter of 2022 from remeasuring our previously held equity investments in DCP Midstream, DCP Sand Hills and DCP Southern Hills to their fair values in connection with the DCP Midstream Merger. The decrease was partially offset by the consolidation of DCP Midstream Class A Segment, DCP Sand Hills and DCP Southern Hills from August 18, 2022, forward, as well as increased fractionation volumes at the Sweeny Hub reflecting the startup of Frac 4 in October 2022.

See Note 5—Business Combinations, and Note 19—Fair Value Measurements, in the Notes to Consolidated Financial Statements for additional information regarding the before-tax gains recorded in connection with the DCP Midstream Merger.

Chemicals

	Year Ended December 31
	2024	2023	2022
	Millions of Dollars

Income Before Income Taxes	$876	600	856

	Millions of Pounds

CPChem Externally Marketed Sales Volumes*	24,088	23,798	23,749
* Represents 100% of CPChem’s outside sales of produced petrochemical products, as well as commission sales from equity affiliates.

Olefins and Polyolefins Capacity Utilization (percent)	97%	96	91

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

2024 vs. 2023

Results from the Chemicals segment increased $276 million in 2024, compared with 2023. The increase was primarily due to improved margins driven by higher sales prices and lower feedstock costs, as well as increased volumes and decreased utility costs.

See the “Executive Overview and Business Environment” section for information on market factors impacting CPChem’s 2024 results.

2023 vs. 2022

Results from the Chemicals segment decreased $256 million in 2023, compared with 2022. The decrease was primarily due to lower margins driven by decreased sales prices, partially offset by lower utility costs due to a decline in natural gas prices.

Refining

	Year Ended December 31
	2024	2023	2022
	Millions of Dollars
Income (Loss) Before Income Taxes
Atlantic Basin/Europe	$(59)	816	2,402
Gulf Coast	(68)	1,744	2,252
Central Corridor	670	2,241	2,431
West Coast	(908)	539	891
Worldwide	$(365)	5,340	7,976

	Dollars Per Barrel
Income (Loss) Before Income Taxes
Atlantic Basin/Europe	$(0.30)	4.48	12.05
Gulf Coast	(0.35)	8.44	11.08
Central Corridor	6.18	21.81	24.81
West Coast	(10.38)	4.63	7.94
Worldwide	(0.62)	8.78	13.02

Realized Refining Margins*
Atlantic Basin/Europe	$7.42	12.80	20.17
Gulf Coast	7.68	15.67	19.05
Central Corridor	11.52	22.50	25.02
West Coast	8.50	18.95	24.43
Worldwide	8.84	17.26	21.77
* See the “Non-GAAP Reconciliations” section for a reconciliation of this non-GAAP measure to the most directly comparable measure under generally accepted accounting principles in the United States (GAAP), income (loss) before income taxes per barrel.

In October 2024, we announced our intention to cease operations at our Los Angeles Refinery in the fourth quarter of 2025, and are evaluating potential future uses of the property. See Note 4—Restructuring, in the Notes to Consolidated Financial Statements for additional information. In early 2024, we ceased crude operations at the San Francisco Refinery as part of the conversion of the refinery into the Rodeo Complex.

	Thousands of Barrels Daily
	Year Ended December 31
	2024	2023	2022
Operating Statistics
Refining operations*
Atlantic Basin/Europe
Crude oil capacity	537	537	537
Crude oil processed	502	479	524
Capacity utilization (percent)	93%	89	98
Refinery production	540	502	549
Gulf Coast
Crude oil capacity	529	529	529
Crude oil processed	483	511	488
Capacity utilization (percent)	91%	97	92
Refinery production	542	574	565
Central Corridor
Crude oil capacity	531	531	531
Crude oil processed	529	477	469
Capacity utilization (percent)	100%	90	88
Refinery production	551	497	487
West Coast**
Crude oil capacity	244	313	364
Crude oil processed	229	299	290
Capacity utilization (percent)	94%	95	80
Refinery production	238	319	307
Worldwide
Crude oil capacity	1,841	1,910	1,961
Crude oil processed	1,743	1,766	1,771
Capacity utilization (percent)	95%	92	90
Refinery production	1,871	1,892	1,908
* Includes our share of equity affiliates.
** As part of our plans to convert the San Francisco Refinery into a renewable fuels facility, in the first quarter of 2023, we ceased operations at the Santa Maria facility in Arroyo Grande, California, which reduced net crude throughput capacity from 120 MB/D to 75 MB/D. In October 2023, we further reduced net crude throughput capacity from 75 MB/D to 52 MB/D as we shut down one of the two crude units at the Rodeo facility. The Rodeo facility’s net crude throughput capacity of 52 MB/D prior to shutdown was excluded from the 2024 operating statistics above.

The Refining segment refines crude oil and other feedstocks into petroleum products, such as gasoline and distillates, including aviation fuels, at 11 refineries in the United States and Europe.

2024 vs. 2023

Results from the Refining segment decreased $5,705 million in 2024, compared with 2023. The decrease was primarily due to lower realized margins as a result of declining market crack spreads.

Our worldwide refining crude oil capacity utilization rate was 95% and 92% in 2024 and 2023, respectively. See the “Executive Overview and Business Environment” section for information on industry crack spreads and other market factors impacting this year’s results.

2023 vs. 2022

Results from the Refining segment decreased $2,636 million in 2023, compared with 2022. The decrease was primarily due to lower realized margins, partially offset by lower utility costs. The decrease in realized margins was primarily driven by a decline in market crack spreads, partially offset by increased feedstock advantage and improved crude optimization benefits.

Our worldwide refining crude oil capacity utilization rate was 92% and 90% in 2023 and 2022, respectively.

Marketing and Specialties

	Year Ended December 31
	2024	2023	2022
	Millions of Dollars

Income Before Income Taxes	$1,011	1,897	2,072

	Dollars Per Barrel
Income Before Income Taxes
U.S.	$0.41	1.65	1.73
International	3.93	4.72	5.66

Realized Marketing Fuel Margins*
U.S.	$1.73	2.12	2.12
International	5.15	5.96	7.03
* See the “Non-GAAP Reconciliations” section for a reconciliation of this non-GAAP measure to the most directly comparable GAAP measure, income before income taxes per barrel.

	Dollars Per Gallon
U.S. Average Wholesale Prices*
Gasoline	$2.64	2.93	3.30
Distillates	2.69	3.23	3.86
* On third-party branded refined product sales, excluding excise taxes.

	Thousands of Barrels Daily
Marketing Refined Product Sales
Gasoline	1,278	1,240	1,183
Distillates	1,010	957	967
Other	52	27	29
	2,340	2,224	2,179

The M&S segment purchases for resale and markets refined products, mainly in the United States and Europe. In addition, this segment includes the manufacturing and marketing of base oils and lubricants.

2024 vs. 2023

Before-tax income from the M&S segment decreased $886 million in 2024, compared with 2023. The decrease in 2024 was primarily driven by an accrual of $605 million recorded during the third quarter of 2024 related to litigation with Propel Fuels, as well as lower U.S. marketing fuel margins.

See the “Executive Overview and Business Environment” section for information on marketing fuel margins and other market factors impacting 2024 results.

See Note 17—Contingencies and Commitments, in the Notes to Consolidated Financial Statements for additional information regarding our litigation with Propel Fuels.

2023 vs. 2022

Before-tax income from the M&S segment decreased $175 million in 2023, compared with 2022. The decrease in 2023 was primarily driven by lower international realized marketing fuel margins and decreased equity earnings from affiliates.

Renewable Fuels

	Year Ended December 31
	2024	2023	2022
	Millions of Dollars

Income (Loss) Before Income Taxes	$(198)	153	171

	Thousands of Barrels Daily
Operating Statistics
Total Renewable Fuels Produced	31	10	8
Total Renewable Fuel Sales	52	28	23

Market Indicators
Chicago Board of Trade (CBOT) soybean oil (dollars per pound)	$0.44	0.58	0.71
California Low-Carbon Fuel Standard (LCFS) carbon credit (dollars per metric ton)	60.48	72.76	98.73
California Air Resource Board (CARB) ultra-low-sulfur diesel (ULSD) - San Francisco (dollars per gallon)	2.48	2.87	3.56
Biodiesel Renewable Identification Number (RIN) (dollars per RIN)	0.59	1.35	1.67

The Renewable Fuels segment processes renewable feedstocks into renewable products at the Rodeo Complex and at our Humber Refinery. In addition, this segment includes the global activities to procure renewable feedstocks, manage certain regulatory credits, and market renewable fuels.

2024 vs. 2023

Results from the Renewable Fuels segment decreased $351 million in 2024, compared with 2023. The decrease was primarily driven by higher costs related to the ramp-up of the Rodeo Complex.

2023 vs. 2022

Results from the Renewable Fuels segment decreased $18 million in 2023, compared with 2022. The decrease was primarily driven by higher costs related to the ramp-up of the Rodeo Complex, as well as lower results from renewable transport fuel certificate activity due to lower blending margins. These decreases were partially offset by higher credit generation and increased renewable fuel sales.

See the “Executive Overview and Business Environment” section for information on market factors impacting this quarter’s results.

Corporate and Other

	Millions of Dollars
	Year Ended December 31
	2024	2023	2022
Loss Before Income Taxes
Net interest expense	$(745)	(629)	(537)
Corporate overhead and other	(539)	(672)	(633)
NOVONIX	(3)	(39)	(442)
Total Corporate and Other	$(1,287)	(1,340)	(1,612)

Net interest expense consists of interest and financing expense, net of interest income and capitalized interest. Corporate overhead and other includes general and administrative expenses, technology costs, environmental costs associated with sites no longer in operation, restructuring costs related to our business transformation, foreign currency transaction gains and losses, and other costs not directly associated with an operating segment. Corporate and Other also includes the change in the fair value of our investment in NOVONIX. See Note 19—Fair Value Measurements, in the Notes to Consolidated Financial Statements for additional information regarding our investment in NOVONIX.

2024 vs. 2023

Net interest expense increased $116 million in 2024, compared with 2023, primarily driven by decreased interest income as a result of lower cash balances.

Corporate overhead and other decreased $133 million in 2024, compared with 2023, primarily due to a decrease in consulting fees associated with our business transformation, as well as lower employee-related expenses.

The fair value of our investment in NOVONIX declined by $3 million during 2024, compared with a decline of $39 million during 2023.

2023 vs. 2022

Net interest expense increased $92 million in 2023, compared with 2022, primarily driven by higher interest expense as a result of consolidating DCP Midstream Class A Segment, new debt issuances in 2023 related to the DCP LP Merger and a $53 million before-tax loss on the early redemption of DCP LP’s 5.850% junior subordinated notes. The increase in interest expense in 2023 was partially offset by increased interest income. See Note 15—Debt, in the Notes to Consolidated Financial Statements for additional information regarding debt.

Corporate overhead and other increased $39 million in 2023, compared with 2022, primarily due to higher costs related to our business transformation. See Note 4—Restructuring, in the Notes to Consolidated Financial Statements for additional information regarding restructuring costs.

The fair value of our investment in NOVONIX declined by $39 million during 2023, compared with a decline of $442 million during 2022.

CAPITAL RESOURCES AND LIQUIDITY

Financial Indicators

	Millions of Dollars, Except as Indicated
	2024	2023	2022

Cash and cash equivalents	$1,738	3,323	6,133
Net cash provided by operating activities	4,191	7,029	10,813
Short-term debt	1,831	1,482	529
Total debt	20,062	19,359	17,190
Total equity	28,463	31,650	34,106
Percent of total debt to capital*	41%	38	34
Percent of floating-rate debt to total debt	9%	10	—
* Capital includes total debt and total equity.

To meet our short- and long-term liquidity requirements, we use a variety of funding sources, but rely primarily on cash generated from operating activities and debt financing. During 2024, we generated $4.2 billion in cash from operations. We funded capital expenditures and investments of $1.9 billion, completed acquisitions for cash consideration of $625 million, purchased government obligations of $1.1 billion that were ultimately used to extinguish debt, and received proceeds from asset dispositions of $1.1 billion. Additionally, we received proceeds from debt issuances, net of debt repayments, of $2.1 billion. We paid $3.5 billion to repurchase common stock and $1.9 billion to fund dividends on our common stock. During 2024, cash and cash equivalents decreased $1.6 billion to $1.7 billion. At this time, we believe that our cash on hand, as well as the sources of liquidity described herein, will be sufficient to fund our obligations over the short- and long-term.

Significant Sources of Capital

Operating Activities
During 2024, cash generated by operating activities was $4.2 billion, a $2.8 billion decrease compared with 2023. The decrease was primarily due to lower earnings, driven by a decline in realized refining margins, partially offset by more favorable working capital impacts.

During 2023, cash generated by operating activities was $7.0 billion, a $3.8 billion decrease compared with 2022. The decrease was primarily due to lower realized refining margins, working capital impacts, reduced operating distributions from equity affiliates, completion of long-term crude oil exchanges and higher contributions to our pension plans.

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

The level and quality of output from our refineries also impacts our cash flows. Factors such as operating efficiency, maintenance turnarounds, market conditions, feedstock availability, and weather conditions can affect output. We actively manage the operations of our refineries, and any variability in their operations typically has not been as significant to cash flows as that caused by fluctuations in margins and prices. Our worldwide refining crude oil capacity utilization was 95%, 92% and 90% in 2024, 2023 and 2022, respectively. Our worldwide refining clean product yield was 87%, 85% and 84% in 2024, 2023 and 2022, respectively.

Equity Affiliate Operating Distributions
Our operating cash flows are also impacted by distribution decisions made by our equity affiliates. Over the three years ended December 31, 2024, operating cash flows included aggregate distributions from our equity affiliates of $4.2 billion. We cannot control the amount of future dividends from equity affiliates; therefore, future dividend payments by these equity affiliates are not assured.

Debt Issuances
On September 9, 2024, Phillips 66 Company, a wholly owned subsidiary of Phillips 66, issued $1.8 billion aggregate principal amount of senior unsecured notes that are fully and unconditionally guaranteed by Phillips 66. The senior unsecured notes issuance consisted of:

•$600 million aggregate principal amount of 5.250% Senior Notes due 2031 (Additional 2031 Notes).
•$600 million aggregate principal amount of 4.950% Senior Notes due 2035 (2035 Notes).
•$600 million aggregate principal amount of 5.500% Senior Notes due 2055 (2055 Notes).
Interest on the Additional 2031 Notes is payable semi-annually on June 15 and December 15 of each year and commenced on December 15, 2024. Interest on the 2035 Notes and 2055 Notes is payable semi-annually on March 15 and September 15, commencing on March 15, 2025.

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

Discharge of Senior Notes
On September 20, 2024, we extinguished (i) the remaining $441 million outstanding principal amount of Phillips 66 Company’s 3.605% senior notes due February 2025 (2025 P66 Co Notes), and (ii) the remaining $650 million outstanding principal amount of Phillips 66’s 3.850% senior notes due April 2025 (the 2025 PSX Notes, and together with the 2025 P66 Co Notes, the Discharged Notes), whereby we irrevocably transferred a total of $1,100 million in government obligations to the trustee of the 2025 P66 Co Notes and the 2025 PSX Notes. The cash paid to purchase the government obligations is included within investing cash flows on our consolidated statement of cash flows. These government obligations will yield sufficient principal and interest over their remaining term to permit the trustee to satisfy the remaining principal and interest due on the Discharged Notes. Phillips 66 and Phillips 66 Company are no longer the primary obligors under the Discharged Notes. The transfer of the government obligations to the trustee was accounted for as a transfer of financial assets. If the trustee is unable to apply the government obligations to fund the remaining principal and interest payments on the Discharged Notes, then the Company’s obligations under the Indenture with respect to the Discharged Notes will be revived and reinstated. We deem the likelihood of such event to be remote with no impact to the legal isolation of the assets. Accordingly, the senior notes and the government obligations were derecognized on our balance sheet at December 31, 2024. For the year ended December 31, 2024, we recognized an immaterial gain on the extinguishment of this debt.

Term Loan Agreement
On March 27, 2023, Phillips 66 Company, a wholly owned subsidiary of Phillips 66, entered into a $1.5 billion delayed draw term loan agreement guaranteed by Phillips 66 (the Term Loan Agreement). The Term Loan Agreement provides for a single borrowing during a 90-day period commencing on the closing date, which borrowing was contingent upon the completion of the DCP LP Merger. The Term Loan Agreement contains customary covenants similar to those contained in our revolving credit agreement, including a maximum consolidated net debt-to-capitalization ratio of 65% as of the last day of each fiscal quarter. The Term Loan Agreement has customary events of default, such as nonpayment of principal when due; nonpayment of interest, fees or other amounts after grace periods; and violation of covenants. We may at any time prepay outstanding borrowings under the Term Loan Agreement, in whole or in part, without premium or penalty. Outstanding borrowings under the Term Loan Agreement bear interest at either: (a) the adjusted term Secured Overnight Financing Rate (SOFR) in effect from time to time plus the applicable margin; or (b) the reference rate plus the applicable margin, as defined in the Term Loan Agreement. At December 31, 2024 and 2023, $550 million and $1.25 billion were borrowed under the Term Loan Agreement, which matures in June 2026, respectively.

Related Party Advance Term Loan Agreements
At December 31, 2023, borrowings outstanding under our Advance Term Loan agreements with WRB totaled $290 million. Borrowings under these agreements were due between 2035 and 2038 and bore interest at a floating rate based on an adjusted term SOFR plus an applicable margin, payable on the last day of each month. On December 31, 2024, WRB distributed its Advance Term Loan with a principal balance of $290 million, including the right to receive any accrued but unpaid interest, to Phillips 66 Company, resulting in the reduction of our related party debt balance and our investment in WRB by $290 million. The distribution was recognized as a non-cash investing and financing transaction.

Accounts Receivable Securitization
On September 30, 2024, Phillips 66 Company entered into a 364-day, $500 million accounts receivable securitization facility (the Receivables Securitization Facility). Under the Receivables Securitization Facility, Phillips 66 Company sells or contributes on an ongoing basis, certain of its receivables, together with related security and interests in the proceeds thereof, to its wholly owned subsidiary, Phillips 66 Receivables LLC (P66 Receivables), a consolidated and bankruptcy-remote special purpose entity created for the sole purpose of transacting under the Receivables Securitization Facility. Under the Receivables Securitization Facility, P66 Receivables may borrow and incur indebtedness from, and/or sell certain receivables in an amount not to exceed $500 million in the aggregate, and will secure its obligations with a pledge of undivided interests in such receivables, together with related security and interests in the proceeds thereof, to PNC Bank, National Association, as Administrative Agent, for the benefit of the secured parties thereunder. Accounts outstanding under the Receivables Securitization Facility accrue interest at an adjusted SOFR plus the applicable margin. In all instances, Phillips 66 Company retains the servicing of the accounts receivables transferred.

P66 Receivables’ sole activity consists of purchasing receivables from Phillips 66 Company, providing those receivables as collateral for P66 Receivables’ borrowings or on-selling certain of its receivables under the Receivables Securitization Facility. P66 Receivables is a separate legal entity with its own separate creditors, who will be entitled, upon its liquidation, to be satisfied out of P66 Receivables’ assets prior to assets or value in P66 Receivables becoming available to P66 Receivables’ equity holders. The assets of P66 Receivables, including any funds of P66 Receivables that may be commingled with funds of any of its affiliates for purposes of cash management and related efficiencies, are not available to pay creditors of Phillips 66 Company, Phillips 66 or any affiliate thereof. Collections on receivables in excess of amounts owed by P66 Receivables under the Receivables Securitization Facility are available to P66 Receivables for payment to Phillips 66 Company, for sales of its receivables to P66 Receivables under the Receivables Securitization Facility, and otherwise for distribution to Phillips 66 Company, in each case, subject to the terms set forth in the Receivables Securitization Facility. The amount available for borrowing or sale of receivables may be limited by the availability of eligible receivables and other customary factors and conditions, as well as the covenants set forth in the Receivables Securitization Facility.

Sales of accounts receivables under the Receivables Securitization Facility meet the sale criteria under ASC 860, Transfers and Servicing, and are derecognized from the consolidated balance sheet. P66 Receivables guarantees payment, in full, for accounts receivables sold to the purchasers. Cash receipts from the sale of accounts receivables under the Receivables Securitization Facility, received at the time of sale, are classified as cash flows from operating activities. For the year-ended December 31, 2024, we sold $125 million of accounts receivables in exchange for a $125 million reduction in our borrowings under the Receivables Securitization Facility, which was recognized as a non-cash financing transaction. We recognized an immaterial charge associated with the transfer of financial assets, which is included as a component within the line item “Selling, general and administrative expense” on our consolidated statement of income during the year ended December 31, 2024. At December 31, 2024, $121 million of the sold accounts receivable remained outstanding, which represents our maximum potential future exposure under the guarantee.

Borrowings under the Receivables Securitization Facility are recognized as short-term debt on the consolidated balance sheet. Borrowings are secured by the accounts receivables, held by P66 Receivables, which remain reported as accounts receivables on the consolidated balance sheet. At December 31, 2024, we had outstanding borrowings of $375 million under the Receivables Securitization Facility, secured by approximately $4.6 billion of accounts receivable held by P66 Receivables.

At December 31, 2024, we had no unused capacity under the Receivables Securitization Facility.

Credit Facilities and Commercial Paper

Phillips 66 and Phillips 66 Company
On January 13, 2025, we entered into a $200 million uncommitted credit facility (the 2025 Uncommitted Facility) with Phillips 66 Company as the borrower and Phillips 66 as the guarantor. The 2025 Uncommitted Facility contains covenants and events of default customary for unsecured uncommitted facilities. The 2025 Uncommitted Facility has no commitment fees or compensating balance requirements. Outstanding borrowings under the 2025 Uncommitted Facility bear interest at a rate of either (a) the adjusted term SOFR plus the applicable margin, (b) the adjusted daily simple SOFR plus the applicable margin or (c) the base rate, in each case plus the applicable margin. Each borrowing matures six months from the date of such borrowing. We may at any time prepay outstanding borrowings, in whole or in part, without premium or penalty. At February 21, 2025, no amount had been drawn under the 2025 Uncommitted Facility.

On June 25, 2024, we entered into a $400 million uncommitted credit facility (the 2024 Uncommitted Facility) with Phillips 66 Company as the borrower and Phillips 66 as the guarantor. The 2024 Uncommitted Facility contains covenants and events of default customary for unsecured uncommitted facilities. The 2024 Uncommitted Facility has no commitment fees or compensating balance requirements. Outstanding borrowings under the 2024 Uncommitted Facility bear interest at a rate of either (a) the adjusted term SOFR, (b) the adjusted daily simple SOFR or (c) the reference rate, in each case plus the applicable margin. Each borrowing matures six months from the date of such borrowing. We may at any time prepay outstanding borrowings, in whole or in part, without premium or penalty. At December 31, 2024, the entire $400 million had been drawn under the 2024 Uncommitted Facility.

On February 28, 2024, we entered into a new $5 billion revolving credit agreement (the Facility) with Phillips 66 Company as the borrower and Phillips 66 as the guarantor and a scheduled maturity date of February 28, 2029. The Facility replaced our previous $5 billion revolving credit facility dated as of June 23, 2022, with Phillips 66 Company as the borrower and Phillips 66 as the guarantor, and the previous revolving credit facility was terminated. The Facility contains customary covenants similar to the previous revolving credit facility, including a maximum consolidated net debt-to-capitalization ratio of 65% as of the last day of each fiscal quarter. The Facility has customary events of default, such as nonpayment of principal when due; nonpayment of interest, fees or other amounts after grace periods; and violation of covenants. We may at any time prepay outstanding borrowings under the Facility, in whole or in part, without premium or penalty. We have the option to increase the overall capacity to $6 billion, subject to certain conditions. We also have the option to extend the scheduled maturity of the Facility for up to two additional one-year terms, subject to, among other things, the consent of the lenders holding the majority of the commitments and of each lender extending its commitment. Outstanding borrowings under the Facility bear interest at either: (a) the adjusted term SOFR (as described in the Facility) in effect from time to time plus the applicable margin; or (b) the reference rate (as described in the Facility) plus the applicable margin. The pricing levels for the commitment fee and interest-rate margins are determined based on the ratings in effect for our senior unsecured long-term debt from time to time. At December 31, 2024 and 2023, no amounts were drawn under the Facility or the previous revolving credit facility, respectively.

Phillips 66 also has a $5 billion uncommitted commercial paper program for short-term working capital needs that is supported by the Facility. Commercial paper maturities are contractually limited to less than one year. At December 31, 2024, $435 million of commercial paper had been issued under this program. At December 31, 2023, no borrowings were outstanding under this program.

DCP Midstream Class A Segment
On March 15, 2024, DCP LP terminated its $1.4 billion credit facility and its accounts receivable securitization facility that previously provided for up to $350 million of borrowing capacity. At December 31, 2023, DCP LP had $25 million in borrowings outstanding under its $1.4 billion credit facility and $350 million of borrowings outstanding under its accounts receivable securitization facility, both of which were repaid during the three months ended March 31, 2024.

Total Committed Capacity Available
At December 31, 2024, and 2023, we had $4.6 billion and $6.4 billion, respectively, of total committed capacity available under the credit facilities described above.

Asset & Investment Dispositions
On December 10, 2024, we sold our equity interests in certain pipeline and terminaling assets in North Dakota for cash proceeds of approximately $143 million.

On August 30, 2024, we sold certain Midstream gathering and processing assets in Texas for cash proceeds of $41 million.

On August 1, 2024, we sold our ownership interests in certain gathering and processing assets in Louisiana and Alabama for cash proceeds of $173 million.

On June 14, 2024, we sold our 25% ownership interest in REX for cash proceeds of $685 million.

On August 1, 2023, we sold our 25% ownership interest in the South Texas Gateway Terminal for approximately $275 million.

On February 28, 2023, we sold the Belle Chasse Terminal for approximately $76 million.

Subsequent Investment Dispositions
On January 30, 2025, we sold our 25% ownership interest in Gulf Coast Express Pipeline LLC for cash proceeds of $853 million.

On January 31, 2025, we sold our 49% ownership interest in Coop. We received cash proceeds of 1.06 billion Swiss francs, consisting of a sales price of approximately 977 million Swiss francs and a final dividend relating to financial year 2024 of 83 million Swiss francs from Coop that was paid on January 30, 2025. We also settled the foreign currency forward contracts entered into in connection with the asset sale, in which we sold 1.06 billion Swiss francs in exchange for $1.24 billion U.S. dollars.

See Note 9—Investments, Loans and Long-Term Receivables and Note 10—Properties, Plants and Equipment, in the Notes to Consolidated Financial Statements for additional information regarding asset and investment dispositions.

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

DCP LP Availability of Debt Financing
DCP LP has a Baa3 credit rating, with a positive outlook, from Moody’s Investors Service and a BBB+ credit rating, with a stable outlook, from Standard and Poor’s. These ratings facilitate DCP LP’s access to a variety of lenders. DCP LP does not have any ratings triggers on any of its corporate debt that would cause an automatic default, and thereby impact access to liquidity, in the event of a rating downgrade by one or more rating agencies.

Off-Balance Sheet Arrangements

Lease Residual Value Guarantees
Under the operating lease agreement for our headquarters facility in Houston, Texas, we have the option, at the end of the lease term in September 2025, to request to renew the lease, purchase the facility or assist the lessor in marketing it for resale. We have a residual value guarantee associated with the operating lease agreement with a maximum potential future exposure of $514 million at December 31, 2024. We also have residual value guarantees associated with railcar, airplane and truck leases with maximum potential future exposures totaling $175 million. These leases have remaining terms of one to ten years.

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

In February 2022, the U.S. Supreme Court (the Supreme Court) denied Dakota Access’ writ of certiorari requesting the Supreme Court to review the trial court’s decision to order the EIS and vacate the easement. Therefore, the requirement to prepare the EIS stood. Also in February 2022, the Tribe withdrew as a cooperating agency, causing the USACE to halt the EIS process while the USACE engaged with the Tribe on their reasons for withdrawing.

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

The public comment period concluded on December 13, 2023. The USACE plans to review the comments and issue its final EIS in early 2026. The Record of Decision will follow within 30 to 60 days after the issuance of the final EIS. The final EIS must be completed before the USACE can reauthorize the easement for the pipeline. If reauthorization occurs, new litigation challenging the reauthorization may be filed.

In October 2024, the Tribe filed another lawsuit against the USACE in federal district court in Washington, D.C., again challenging USACE’s allowance of pipeline operations while the EIS process proceeds. In this lawsuit, the Tribe purports to introduce new evidence regarding the pipeline’s proximity to a reservoir and attempts to relitigate arguments about the need for injunctive relief to support its position that the Supreme Court should halt pipeline operations. A consortium of 13 states has joined Dakota Access as intervenors. The consortium argues that the pipeline reduces pollution compared to other modes of transportation and that Dakota Access is integral to the health of regional energy and agriculture markets. The Tribe’s prior request for a shutdown was denied in May 2021. This latest lawsuit seeking a shutdown does not change the current deadline for the issuance of the final EIS.

Dakota Access and ETCO have guaranteed repayment of senior unsecured notes issued by a wholly owned subsidiary of Dakota Access. On April 1, 2024, Dakota Access’ wholly owned subsidiary repaid $1 billion aggregate principal amount of its outstanding senior notes upon maturity. We funded our 25% share of the repayment, or $250 million, with a capital contribution of $171 million in March 2024 and $79 million of distributions we elected not to receive from Dakota Access in the first quarter of 2024. At December 31, 2024, the aggregate principal amount outstanding of Dakota Access’ senior unsecured notes was $850 million.

In addition, Phillips 66 Partners and its co-venturers in Dakota Access also provided a Contingent Equity Contribution Undertaking (CECU) in conjunction with the notes offering. Under the CECU, the co-venturers may be severally required to make proportionate equity contributions to Dakota Access if there is an unfavorable final judgment in the above-mentioned ongoing litigation. At December 31, 2024, our 25% share of the maximum potential equity contributions under the CECU was approximately $215 million. If the pipeline is required to cease operations, it may have a material adverse effect on our results of operations and cash flows. Should operations cease and Dakota Access and ETCO not have sufficient funds to pay its expenses, we also could be required to support our 25% share of the ongoing expenses, including scheduled interest payments on the notes of approximately $10 million annually, in addition to the potential obligations under the CECU at December 31, 2024.

See Note 9—Investments, Loans and Long-Term Receivables, in the Notes to Consolidated Financial statements for additional information regarding our investments in Dakota Access and ETCO. See Note 16—Guarantees, in the Notes to Consolidated Financial Statements for additional information regarding guarantees.

Capital Requirements

Capital Expenditures and Investments
For information about our capital expenditures and investments, see the “Capital Spending” section below.

Debt Financing
Our debt balance at December 31, 2024, was $20.1 billion and our total debt-to-capital ratio was 41%. See Note 15—Debt, in the Notes to Consolidated Financial Statements for our annual debt maturities over the next five years and more information on debt repayments.

Repayments
On December 16, 2024, upon maturity, Phillips 66 Company and Phillips 66 Partners repaid the 2.450% Senior Notes due December 2024 with an aggregate principal amount of $300 million.

On March 29, 2024, DCP LP redeemed $300 million of its 5.375% Senior Notes due July 2025. After the redemption, an aggregate principal amount of $525 million remained outstanding.

On March 4, 2024, Phillips 66 Company repaid $700 million of the $1.25 billion borrowed under its delayed draw term loan that matures in June 2026.

On February 15, 2024, upon maturity, Phillips 66 repaid its 0.900% senior notes due February 2024 with an aggregate principal amount of $800 million.

DCP LP Cash Distributions to Unitholders
DCP LP’s partnership agreement requires it to distribute all available cash within 45 days after the end of each quarter. For the year ended December 31, 2024, DCP LP made cash distributions of $47 million to common unitholders other than Phillips 66 and its subsidiaries. See Note 3—DCP Midstream, LLC and DCP Midstream, LP Mergers, in the Notes to Consolidated Financial Statements for additional information regarding the DCP LP public common unit acquisition.

Acquisitions
On October 1, 2024, we acquired a marketing business on the U.S. West Coast in our M&S segment for total consideration of $65 million. These operations were acquired to support the placement of renewable diesel produced by the Rodeo Complex.

On July 1, 2024, we acquired Pinnacle Midstream in our Midstream segment to expand our natural gas gathering and processing operations in the Permian Basin for cash consideration of $565 million.

Midstream Pending Acquisition
On January 6, 2025, we entered into a definitive agreement to acquire all issued and outstanding equity interests in each of EPIC Y-Grade GP, LLC (Y-Grade GP) and EPIC Y-Grade, LP (Y-Grade LP, and, together with Y-Grade GP and their respective subsidiaries, EPIC Y-Grade), which own various long haul natural gas liquids pipelines, fractionation facilities and distribution systems, for cash consideration of $2.2 billion, subject to certain closing adjustments. The closing date of this transaction is dependent on regulatory approval and completion of other customary closing conditions.

Dividends
On February 12, 2025, our Board of Directors declared a quarterly cash dividend of $1.15 per common share. The dividend is payable March 5, 2025, to holders of record at the close of business on February 24, 2025.

Share Repurchases
Since July 2012, our Board of Directors has authorized an aggregate of $25 billion of repurchases of our outstanding common stock, and we have repurchased 238 million shares at an aggregate cost of $21.5 billion. In 2024, we repurchased 24.2 million shares at an aggregate cost of $3.4 billion. Our share repurchase authorizations do not expire. Any future share repurchases will be made at the discretion of management and will depend on various factors including our share price, results of operations, financial condition and cash required for future business plans. Shares of stock repurchased are held as treasury shares.

Contractual Obligations

Our contractual obligations primarily consist of purchase obligations, outstanding debt principal and interest obligations, operating and finance lease obligations, and asset retirement and environmental obligations.

Purchase Obligations
Our purchase obligations represent agreements to purchase goods or services that are enforceable, legally binding and specify all significant terms. We expect these purchase obligations will be fulfilled with operating cash flows in the period when due. At December 31, 2024, our purchase obligations totaled $85.3 billion, with $31.2 billion due within one year.

The majority of our purchase obligations are market-based contracts, including exchanges and futures, for the purchase of commodities such as crude oil and NGL. The commodities are used to supply our refineries and fractionators and optimize our supply chain. At December 31, 2024, commodity purchase commitments with third parties and related parties were $47.4 billion and $24.9 billion, respectively. The remaining purchase obligations mainly represent agreements to access and utilize the capacity of third-party equipment and facilities, including pipelines and product terminals, to transport, process, treat, and store products, and our net share of purchase commitments for materials and services for jointly owned facilities where we are the operator.

Debt Principal and Interest Obligations
As of December 31, 2024, our aggregate principal amount of outstanding debt was $20.2 billion, with $1.8 billion due within one year. Our obligations for interest on the debt totaled $10.6 billion, with $925 million due within one year. See Note 15—Debt, in the Notes to Consolidated Financial Statements for additional information regarding our outstanding debt principal and interest obligations.

Finance and Operating Lease Obligations
See Note 21—Leases, in the Notes to Consolidated Financial Statements for information regarding our lease obligations and timing of our expected lease payments.

Asset Retirement and Environmental Obligations
See Note 13—Asset Retirement Obligations and Accrued Environmental Costs, in the Notes to Consolidated Financial Statements for information regarding asset retirement and environmental obligations.

Capital Spending

Our capital expenditures and investments represent consolidated capital spending.

	Millions of Dollars
	2025 Budget	2024	2023	2022
Capital Expenditures and Investments*
Midstream**	$975	751	625	737
Chemicals	—	—	—	—
Refining	822	582	586	607
Marketing and Specialties	154	85	101	87
Renewable Fuels	74	375	753	323
Corporate and Other	75	66	90	134
Total Capital Expenditures and Investments	$2,100	1,859	2,155	1,888

Selected Equity Affiliates***
CPChem	$714	809	1,009	701
WRB	171	121	189	177
Total Selected Equity Affiliates	$885	930	1,198	878
* In the third quarter of 2024, we began presenting the line item “Capital expenditures and investments” on our consolidated statement of cash flows exclusive of acquisitions, net of cash acquired. Prior period information has been reclassified for comparability. Acquisitions, net of cash acquired, were $625 million, $263 million and $306 million for the years ended December 31, 2024, 2023 and 2022, respectively.
** Includes 100% of DCP Midstream Class A Segment, DCP Sand Hills and DCP Southern Hills capital expenditures and investments from August 18, 2022, forward.
*** Our share of joint ventures’ capital spending.

Midstream
Capital spending in our Midstream segment was $2.1 billion for the three-year period ended December 31, 2024, including:

•Expansion of gathering and processing systems in the Denver-Julesburg Basin and the Permian Basin.

•Contributions to Dakota Access for a pipeline optimization project, including a contribution to fund our 25% share of Dakota Access’ debt repayment.

•Continued development and expansion of fractionation capacity at our Sweeny Hub.

•Spending associated with other return, reliability, and maintenance projects in our Transportation and NGL businesses.

Chemicals
During the three-year period ended December 31, 2024, CPChem had a self-funded capital program that totaled $5 billion on a 100% basis. Capital spending was primarily for the development of petrochemical projects on the U.S. Gulf Coast and in the Middle East, as well as sustaining, debottlenecking and optimization projects on existing assets.

Refining
Capital spending for the Refining segment during the three-year period ended December 31, 2024, was $1.8 billion, primarily for projects to enhance the yield of higher-value products and sustain the reliability and safety of our refineries.

Key projects funded during the three-year period included:

•Installation of facilities to improve market capture at our refineries.

•Installation of facilities to improve utilization and product value at our refineries.

•Capital spending to improve reliability at our refineries.

Marketing and Specialties
Capital spending for the M&S segment during the three-year period ended December 31, 2024, was $273 million, primarily for the continued development and enhancement of retail sites in Europe, spend associated with marketing and commercial fleet fueling businesses on the U.S. West Coast, marketing-related information technology enhancements, and reliability and maintenance projects for our Specialties business.

Renewable Fuels
Capital spending for the Renewable Fuels segment during the three-year period ended December 31, 2024, was $1.5 billion, primarily related to the construction of facilities to produce renewable fuels at the Rodeo Complex.

Corporate and Other
Capital spending for Corporate and Other during the three-year period ended December 31, 2024, was $290 million, primarily related to information technology and facilities.

2025 Budget
Our 2025 capital budget is $2.1 billion, including $998 million for sustaining capital and $1.1 billion for growth capital. Our projected $2.1 billion capital budget excludes our portion of planned capital spending by our major joint ventures CPChem and WRB totaling $885 million and acquisitions, including the pending acquisition of EPIC Y-Grade, which is subject to regulatory approval and completion of other customary closing conditions. See Note 5—Business Combinations, in the Notes to Consolidated Financial Statements for additional information regarding the pending acquisition of EPIC Y-Grade.

The Midstream capital budget of $975 million comprises $429 million for sustaining projects and $546 million for growth projects. The Midstream capital budget advances the integrated NGL wellhead-to-market value chain by strengthening our position in key basins, including by increasing gas processing capacity. In Refining, we plan to invest $822 million, including $414 million for sustaining capital. Refining growth capital of $408 million supports high-return, low-capital projects that will increase asset reliability and improve market capture. The M&S capital budget of $154 million reflects the continued enhancement of our branded network. The Renewable Fuels capital budget of $74 million reflects investments at the Rodeo Complex related to feedstock optimization and logistics for renewable diesel and sustainable aviation fuel production. The Corporate and Other capital budget of $75 million will primarily fund information technology projects.

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

Legal and Tax Matters
Our legal and tax matters are handled by our legal and tax organizations, respectively. These organizations apply their knowledge, experience and professional judgment to the specific characteristics of our cases and uncertain tax positions. We employ a litigation management process to manage and monitor legal proceedings. Our process facilitates the early evaluation and quantification of potential exposures in individual cases and enables the tracking of those cases that have been scheduled for trial and/or mediation. Based on professional judgment and experience in using these litigation management tools and available information about current developments in all our cases, our legal organization regularly assesses the adequacy of current accruals and determines if adjustment of existing accruals, or establishment of new accruals, is required. In the case of income tax-related contingencies, we monitor tax legislation and court decisions, the status of tax audits and the statute of limitations within which a taxing authority can assert a liability.

Propel Fuels Litigation
In late 2017, as part of Phillips 66 Company’s evaluation of various opportunities in the renewable fuels business, Phillips 66 Company engaged with Propel Fuels, a California company that distributes E85 and other alternative fuels through fueling kiosks. Ultimately, the parties were not able to reach an agreement and negotiations were terminated in August 2018. On February 17, 2022, Propel Fuels filed a lawsuit in the Superior Court of California, County of Alameda (the Propel Court), alleging that Phillips 66 Company misappropriated trade secrets related to Propel Fuels’ renewable fuels business during and after due diligence. On October 16, 2024, a jury returned a verdict against Phillips 66 Company for $604.9 million in compensatory damages and issued a willfulness finding. In 2025, the Propel Court is expected to rule on motions anticipated to be filed by Propel Fuels seeking exemplary damages and attorneys’ fees. Propel Fuels has asked the Propel Court to grant treble damages and Phillips 66 Company has filed a brief in opposition to that request. Also in 2025, the Propel Court is expected to rule on Phillips 66 Company’s motions for a judgment in its favor as a matter of law, or in the alternative to reduce the jury’s verdict or to grant a new trial. Phillips 66 Company denies any wrongdoing and intends to vigorously defend its position. As a result of the jury verdict, the Company has recorded an accrual of $604.9 million which is included in the “Selling, general and administrative expenses” line on our consolidated statement of income for the year ended December 31, 2024, and is reported in the M&S segment. In addition, the accrued amount is reflected as “Other liabilities and deferred credits” on our consolidated balance sheet as of December 31, 2024. However, it is reasonably possible that the estimate of the loss could change based on the progression of the case, including the appeals process. Because of the uncertainties associated with ongoing litigation, we are unable to estimate the range of reasonably possible loss that may be attributable to exemplary damages, if any, in excess of the amount accrued. If information were to become available that would allow us to reasonably estimate a range of potential exposure in an amount higher or lower than the amount already accrued, we would adjust our accrued liabilities accordingly. While Phillips 66 Company believes the jury verdict is not legally or factually supported and intends to pursue post-judgment remedies and file an appeal, there can be no assurances that such defense efforts will be successful. To the extent Phillips 66 Company is required to pay exemplary damages, it may have a material adverse effect on our financial position and results of operations.

Environmental
We are subject to numerous international, federal, state and local environmental laws and regulations. Among the most significant of these international and federal environmental laws and regulations are the:

•U.S. Federal Clean Air Act, which governs air emissions.

•U.S. Federal Clean Water Act, which governs discharges into bodies of water.

•European Union Regulation for Registration, Evaluation, Authorization and Restriction of Chemicals (EU REACH), which governs production, marketing and use of chemicals and the United Kingdom’s legislation for the Registration, Evaluation, Authorization and Restriction of Chemicals, which replaced EU REACH in the United Kingdom in 2021 following the United Kingdom’s exit from the European Union (BREXIT).

•U.S. Federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), which imposes liability on generators, transporters and arrangers of hazardous substances at sites where hazardous substance releases have occurred or are threatening to occur.

•U.S. Federal Resource Conservation and Recovery Act (RCRA), which governs the treatment, storage and disposal of solid waste.

•U.S. Federal Emergency Planning and Community Right-to-Know Act, which requires facilities to report toxic chemical inventories to local emergency planning committees and response departments.

•U.S. Federal Oil Pollution Act of 1990, under which owners and operators of onshore facilities and pipelines as well as owners and operators of vessels are liable for removal costs and damages that result from a discharge of crude oil into navigable waters of the United States.

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

An example of this in the fuels area is the Energy Independence and Security Act of 2007 (EISA). The law requires fuel producers and importers to provide additional renewable fuels for transportation motor fuels and stipulates a mix of various types. Renewable Identification Numbers (RINs) form the mechanism used by the U.S. Environmental Protection Agency (EPA) to record compliance with the Renewable Fuel Standard (RFS). If an obligated party has more RINs than it needs to meet its obligation, it may sell or trade the extra RINs, or instead choose to “bank” them for use the following year. We have met the EPA’s renewable volume obligations (RVO) to date. These obligations have been met using a variety of operating and capital strategies. We are also implementing advanced and different technologies to address projected future RVOs. On June 21, 2023, the EPA finalized RVO for the 2023, 2024 and 2025 compliance years. These standards increase cellulosic volumes, which reflect the EPA’s forecast for increasing compressed natural gas and NGL volumes derived from biogas. In addition, the EPA increased total advanced biofuel volumes from the 5.63 billion gallons established for the 2022 compliance year to 7.33 billion gallons in 2025. We may experience a decrease in demand for refined petroleum products and increased program costs if not fully recovered in the market. This program continues to be the subject of possible Congressional review and re-promulgation in revised form, and the EPA’s final regulations establishing RVO requirements have been and continue to be subject to legal challenge, further creating uncertainty regarding RVO requirements.

We are required to purchase RINs in the open market to satisfy the portion of our obligation under the RFS that is not fulfilled by blending renewable fuels into the motor fuels we produce. For the year ended December 31, 2024, we were able to fully satisfy our obligations under the RFS through blending renewable fuels into the motor fuel we produce. For the years ended December 31, 2023 and 2022, we incurred expenses of $323 million and $478 million, respectively, associated with our obligation to purchase RINs in the open market to comply with the RFS for our wholly owned refineries. These expenses are included in the “Purchased crude oil and products” line item on our consolidated statement of income. Our jointly owned refineries also incurred expenses associated with the purchase of RINs in the open market, of which our share was $255 million, $389 million and $437 million for the years ended December 31, 2024, 2023 and 2022, respectively. These expenses are included in the “Equity in earnings of affiliates” line item on our consolidated statement of income. The amount of these expenses and fluctuations between periods is primarily driven by the market price of RINs, refinery and renewable fuels production, blending activities, and RVO requirements.

We also are subject to certain laws and regulations relating to environmental remediation obligations associated with current and past operations, including CERCLA and RCRA and their state equivalents. Remediation obligations include cleanup responsibility arising from petroleum releases from underground storage tanks located at numerous previously and currently owned and/or operated petroleum-marketing outlets throughout the United States. Federal and state laws require contamination caused by such underground storage tank releases be assessed and remediated to meet applicable standards. In addition to other cleanup standards, many states have adopted cleanup criteria for methyl tertiary-butyl ether for soil and groundwater and both the EPA and many states may adopt cleanup standards for per- and poly-fluoroalkyl substances, which may have been a constituent in certain firefighting foams used or stored at or near some of our facilities.

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

We occasionally receive requests for information or notices of potential liability from the EPA and state environmental agencies alleging that we are a potentially responsible party under CERCLA or an equivalent state statute. On occasion, we also have been made a party to cost recovery litigation by those agencies or by private parties. These requests, notices and lawsuits assert potential liability for remediation costs at various sites that typically are not owned by us, but allegedly contain wastes attributable to our past operations. At December 31, 2023, we reported that we had been notified of potential liability under CERCLA and comparable state laws at 21 sites within the United States. During 2024, our legal organization approved the removal of two sites, which left 19 unresolved sites with potential liability at December 31, 2024.

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

We incur costs related to the prevention, control, abatement or elimination of environmental pollution. Expensed environmental costs were $849 million in 2024 and are expected to be approximately $923 million and $791 million in 2025 and 2026, respectively. Capitalized environmental costs were $111 million in 2024 and are expected to be approximately $168 million and $231 million, in 2025 and 2026, respectively. These amounts do not include capital expenditures made for other purposes that have an indirect benefit on environmental compliance.

Accrued liabilities for remediation activities are not reduced for potential recoveries from insurers or other third parties and are not discounted (except those assumed in a business combination, which we record on a discounted basis).

Many of these liabilities result from CERCLA, RCRA and similar state laws that require us to undertake certain investigative and remedial activities at sites where we conduct or once conducted operations, or at sites where our generated waste was disposed. We also have accrued for a number of sites we identified that may require environmental remediation, but which are not currently the subject of CERCLA, RCRA or state enforcement activities. If applicable, we accrue receivables for probable insurance or other third-party recoveries. In the future, we may incur significant costs under both CERCLA and RCRA. Remediation activities vary substantially in duration and cost from site to site, depending on the mix of unique site characteristics, evolving remediation technologies, diverse regulatory agencies and enforcement policies, and the presence or absence of potentially liable third parties. Therefore, it is difficult to develop reasonable estimates of future site remediation costs.

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

Climate Change
There has been a broad range of proposed or promulgated state, national and international laws focusing on GHG emissions reduction, including various regulations proposed or issued by the EPA. These proposed or promulgated laws apply or could apply in states and/or countries where we have interests or may have interests in the future. Laws regulating GHG emissions continue to evolve, and while it is not possible to accurately estimate either a timetable for implementation or our future compliance costs relating to implementation, such laws potentially could have a material impact on our results of operations and financial condition as a result of increasing costs of compliance, lengthening project implementation and agency reviews, or reducing demand for certain hydrocarbon products. Examples of legislation or precursors for possible regulation that do or could affect our operations include:

•EU ETS, which is part of the European Union’s policy to combat climate change and is a key tool for reducing industrial GHG emissions. EU ETS impacts factories, power stations and other installations across all EU member states. As a result of BREXIT, those types of entities in the United Kingdom are now subject to the UK ETS, rather than the EU ETS.

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

•The Supreme Court decision in Massachusetts v. EPA, 549 U.S. 497, 127 S. Ct. 1438 (2007), confirming that the EPA has the authority to regulate carbon dioxide as an “air pollutant” under the Federal Clean Air Act.

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

From November 30 to December 12, 2015, more than 190 countries, including the United States, participated in the United Nations Climate Change Conference in Paris, France. The conference culminated in what is known as the “Paris Agreement,” which, upon certain conditions being met, entered into force on November 4, 2016. The Paris Agreement establishes a commitment by signatory parties to pursue domestic GHG emission reductions. In January 2025, President Trump signed an executive order directing the United States to withdraw from the Paris Agreement, and it is expected that President Trump and the Republican-led Congress will diverge from the previous administration’s positions and GHG commitments. However, future emission reduction targets and other provisions of legislative or regulatory initiatives and policies enacted in the future by the United States could be brought by future administrations or, in the absence of federal action, states may become more active and focused on taking legislative or regulatory actions aimed at climate change and minimizing GHG emissions.

In the United States, some additional form of regulation is likely to be forthcoming, particularly at the state level in the absence of federal action, with respect to GHG emissions. Such regulation could take any of several forms that may result in additional financial burden in the form of taxes, the restriction of output, investments of capital to maintain compliance with laws and regulations, or required acquisition or trading of emission allowances.

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

An example of one such program is California’s cap and trade program, which was promulgated pursuant to the State’s Global Warming Solutions Act. The program had been limited to certain stationary sources, which include our refineries in California, but beginning in January 2015 was expanded to include emissions from transportation fuels distributed in California. Inclusion of transportation fuels in California’s cap and trade program as currently promulgated has increased our cap and trade program compliance costs. Additionally, certain states have recently passed legislation seeking to recover financial damages allegedly associated with climate change from fossil fuel companies like the Vermont Climate Superfund Act passed by the Vermont Legislature in May 2024. While such novel laws and implementing regulations may be subject to legal challenges, additional states may follow suit. The ultimate impact on our financial performance, either positive or negative, from this and similar programs, will depend on a number of factors, including, but not limited to:

•Whether and to what extent legislation or regulation is enacted.

•The nature of the legislation or regulation, such as a cap and trade system, a tax on emissions or financial damages.

•The GHG reductions required.

•The price and availability of offsets.

•The demand for, amount and allocation of allowances.

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

In addition to the disclosures above, we have issued our 2024 Sustainability and People Report that is accessible on our website and provides more detailed information regarding our environmental, social and governance and human capital initiatives, including information on environmental metrics and other topics of interest to our stakeholders, which may not be considered material for U.S. Securities and Exchange Commission (SEC) reporting purposes. The information contained in the Sustainability and People Report is not incorporated by reference into, and does not constitute a part of, this Annual Report.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to select appropriate accounting policies and to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. See Note 1—Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements for descriptions of our major accounting policies. Some of these accounting policies involve judgments and uncertainties to such an extent that there is a reasonable likelihood that materially different amounts would have been reported under different conditions, or if different assumptions had been used. The following discussion of critical accounting estimates addresses accounting areas where the nature of accounting estimates or assumptions could be material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change.

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

See Note 5—Business Combinations, and Note 19—Fair Value Measurements, in the Notes to Consolidated Financial Statements for additional information on our acquisitions.

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

Investments in unconsolidated affiliates accounted for under the equity method are assessed for impairment when there are indicators of a loss in value, such as a lack of sustained earnings capacity or a current fair value less than the investment’s carrying amount. When it is determined that an indicated impairment is other than temporary, a charge is recognized for the difference between the investment’s carrying value and its estimated fair value. When determining whether a decline in value is other than temporary, management considers factors such as the duration and extent of the decline, the investee’s financial condition and near-term prospects, and our ability and intention to retain our investment for a period that allows for recovery. When quoted market prices are not available, the fair value is usually based on the present value of expected future cash flows using discount rates and other assumptions believed to be consistent with those used by principal market participants and observed market earnings multiples of comparable companies, if appropriate. Different assumptions could affect the timing and the amount of an impairment of an investment in any period.

See Note 12—Impairments, in the Notes to Consolidated Financial Statements for information about impairments.

GUARANTOR FINANCIAL INFORMATION

We have various cross guarantees between Phillips 66 and its wholly owned subsidiary Phillips 66 Company (together, the Obligor Group) with respect to publicly held debt securities. Phillips 66 conducts substantially all of its operations through subsidiaries, including Phillips 66 Company, and those subsidiaries generate substantially all of its operating income and cash flow. Phillips 66 has fully and unconditionally guaranteed the payment obligations of Phillips 66 Company with respect to its publicly held debt securities. In addition, Phillips 66 Company has fully and unconditionally guaranteed the payment obligations of Phillips 66 with respect to its publicly held debt securities. All guarantees are full and unconditional. At December 31, 2024, $14.4 billion of senior unsecured notes outstanding has been guaranteed by the Obligor Group.

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

The summarized results of operations for the year ended December 31, 2024, and the summarized financial position at December 31, 2024, of the Obligor Group on a combined basis were:

Summarized Combined Statement of Income	Millions of Dollars
Sales and other operating revenues	$108,141
Revenues and other income—non-guarantor subsidiaries	11,576
Purchased crude oil and products—third parties	64,734
Purchased crude oil and products—related parties	20,519
Purchased crude oil and products—non-guarantor subsidiaries	27,748
Loss before income taxes	(747)
Net loss	(533)

Summarized Combined Balance Sheet	Millions of Dollars
Accounts and notes receivable—third parties	$1,229
Accounts and notes receivable—related parties	1,422
Due from non-guarantor subsidiaries, current	3,102
Total current assets	10,228
Investments and long-term receivables	10,640
Net properties, plants and equipment	12,186
Goodwill	1,047
Due from non-guarantor subsidiaries, noncurrent	1,171
Other assets associated with non-guarantor subsidiaries	1,306
Total noncurrent assets	28,380
Total assets	38,608

Due to non-guarantor subsidiaries, current	$5,398
Total current liabilities	14,236
Long-term debt	14,969
Due to non-guarantor subsidiaries, noncurrent	8,319
Total noncurrent liabilities	29,640
Total liabilities	43,876
Total equity	(5,268)
Total liabilities and equity	38,608

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

	Millions of Dollars, Except as Indicated
Realized Refining Margins	Atlantic Basin/Europe	Gulf Coast	Central Corridor	West Coast	Worldwide

Year Ended December 31, 2024
Income (loss) before income taxes	$(59)	(68)	670	(908)	(365)
Plus:
Taxes other than income taxes	85	111	98	93	387
Depreciation, amortization and impairments	211	262	172	538	1,183
Selling, general and administrative expenses	43	32	102	32	209
Operating expenses	1,024	1,170	557	976	3,727
Equity in (earnings) losses of affiliates	7	(2)	(55)	—	(50)
Other segment (income) expense, net	46	8	(45)	14	23
Proportional share of refining gross margins contributed by equity affiliates	107	—	809	—	916
Special items:
Certain tax impacts	(9)	—	—	—	(9)
Legal settlement	—	(7)	—	—	(7)
Realized refining margins	$1,455	1,506	2,308	745	6,014

Total processed inputs (thousands of barrels)	196,067	196,055	108,563	87,631	588,316
Adjusted total processed inputs (thousands of barrels)*	196,067	196,055	200,290	87,631	680,043

Income (loss) before income taxes per barrel (dollars per barrel)**	$(0.30)	(0.35)	6.18	(10.38)	(0.62)
Realized refining margins (dollars per barrel)***	7.42	7.68	11.52	8.50	8.84

Year Ended December 31, 2023
Income before income taxes	$816	1,744	2,241	539	5,340
Plus:
Taxes other than income taxes	71	106	94	111	382
Depreciation, amortization and impairments	209	246	163	223	841
Selling, general and administrative expenses	42	19	77	31	169
Operating expenses	1,097	1,104	736	1,308	4,245
Equity in (earnings) losses of affiliates	8	(2)	(445)	—	(439)
Other segment (income) expense, net	16	17	(67)	(3)	(37)
Proportional share of refining gross margins contributed by equity affiliates	90	—	1,257	—	1,347
Special items:
Certain tax impacts	(15)	—	—	—	(15)
Realized refining margins	$2,334	3,234	4,056	2,209	11,833

Total processed inputs (thousands of barrels)	182,213	206,356	102,774	116,615	607,958
Adjusted total processed inputs (thousands of barrels)*	182,213	206,356	180,251	116,615	685,435

Income before income taxes per barrel (dollars per barrel)**	$4.48	8.44	21.81	4.63	8.78
Realized refining margins (dollars per barrel)***	12.80	15.67	22.50	18.95	17.26
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

	Millions of Dollars, Except as Indicated
Realized Refining Margins	Atlantic Basin/Europe	Gulf Coast	Central Corridor	West Coast	Worldwide

Year Ended December 31, 2022
Income before income taxes	$2,402	2,252	2,431	891	7,976
Plus:
Taxes other than income taxes	53	87	57	88	285
Depreciation, amortization and impairments	203	250	147	273	873
Selling, general and administrative expenses	41	19	62	29	151
Operating expenses	1,242	1,230	809	1,450	4,731
Equity in (earnings) losses of affiliates	9	7	(763)	—	(747)
Other segment (income) expense, net	(32)	1	(2)	(4)	(37)
Proportional share of refining gross margins contributed by equity affiliates	93	—	1,668	—	1,761
Special items:
Regulatory compliance costs	9	26	22	13	70
Realized refining margins	$4,020	3,872	4,431	2,740	15,063

Total processed inputs (thousands of barrels)	199,319	203,269	97,997	112,156	612,741
Adjusted total processed inputs (thousands of barrels)*	199,319	203,269	177,111	112,156	691,855

Income before income taxes per barrel (dollars per barrel)**	$12.05	11.08	24.81	7.94	13.02
Realized refining margins (dollars per barrel)***	20.17	19.05	25.02	24.43	21.77
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

Marketing

Our realized marketing fuel margins measure the difference between (a) sales and other operating revenues derived from the sale of fuels in our M&S segment and (b) costs of those fuels. The realized marketing fuel margins are adjusted to exclude those items that are not representative of the underlying operating performance of a period, which we call “special items.” The realized marketing fuel margins are converted to a per-barrel basis by dividing them by sales volumes measured on a barrel basis. We believe realized marketing fuel margin per barrel demonstrates the value uplift our marketing operations provide by optimizing the placement and ultimate sale of our facilities’ fuel production.

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

	Millions of Dollars, Except as Indicated
	U.S.			International
	2024	2023	2022	2024	2023	2022
Realized Marketing Fuel Margins

Income before income taxes	$303	1,151	1,177	447	532	647
Plus:
Depreciation and amortization	38	23	14	116	76	72
Selling, general and administrative expenses	1,434	813	808	265	249	251
Equity in earnings of affiliates	(29)	(53)	(71)	(106)	(116)	(115)
Other operating revenues*	(467)	(477)	(508)	(34)	(31)	(3)
Other expense, net	61	27	24	20	14	3
Special items:
Legal settlement	(59)	—	—	—	—	—
Net gain on asset disposition	—	—	—	(67)	—	—
Marketing margins	1,281	1,484	1,444	641	724	855
Less: margin for nonfuel related sales	—	—	—	56	52	51
Realized marketing fuel margins	$1,281	1,484	1,444	585	672	804

Total fuel sales volumes (thousands of barrels)	742,467	698,961	680,930	113,712	112,607	114,384

Income before income taxes per barrel (dollars per barrel)	$0.41	1.65	1.73	3.93	4.72	5.66
Realized marketing fuel margins (dollars per barrel)**	1.73	2.12	2.12	5.15	5.96	7.03
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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial Instrument Market Risk

We and certain of our subsidiaries are exposed to market risks produced by changes in the prices of crude oil, refined petroleum products, NGL, natural gas, renewable feedstocks and renewable fuels, and electric power, as well as fluctuations in interest rates and foreign currency exchange rates. We and certain of our subsidiaries may hold and use derivative contracts to manage these risks.

Commodity Price Risk
Generally, our policy is to remain exposed to the market prices of commodities. Consistent with this policy, we use derivative contracts to convert our exposure from fixed-price sales or purchase contracts, often specified in contracts with refined product customers, back to floating market prices. We also use futures, forwards, swaps and options in various markets to accomplish the following objectives:

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

•Manage the risk to our cash flows from price exposures on specific crude oil, refined petroleum product, NGL, renewable feedstocks and natural gas transactions.

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

We use a VaR model to estimate the loss in fair value that could potentially result on a single day from the effect of adverse changes in market conditions on the derivative commodity instruments held or issued. Using Monte Carlo simulation, a 95% confidence level and a one-day holding period, the VaR for derivative commodity instruments issued or held at December 31, 2024 and 2023, was immaterial to our cash flows and results of operations.

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

	Millions of Dollars, Except as Indicated
Expected Maturity Date	Fixed Rate Maturity	Average Interest Rate	Floating Rate Maturity	Average Interest Rate
Year-End 2024
2025	$584	5.19%	$1,210	5.05%
2026	992	2.42	550	5.45
2027	1,250	5.22	—	—
2028	1,300	3.84	—	—
2029	1,200	4.14	—	—
Remaining years	12,776	4.94	—	—
Total	$18,102		$1,760
Fair value	$16,913		$1,760

	Millions of Dollars, Except as Indicated
Expected Maturity Date	Fixed Rate Maturity	Average Interest Rate	Floating Rate Maturity	Average Interest Rate
Year-End 2023
2024	$1,100	1.32%	$350	6.38%
2025	1,975	4.43	—	—
2026	992	2.42	1,250	6.46
2027	1,250	5.22	25	6.51
2028	1,300	3.84	—	—
Remaining years	10,676	4.74	290	6.46
Total	$17,293		$1,915
Fair value	$16,718		$1,915

Foreign Currency Risk
We are exposed to foreign currency exchange rate fluctuations related to our international operations. Generally, we do not hedge our foreign currency risk. In October 2024, we entered into a foreign currency derivative instrument and recognized a before-tax gain of $67 million. The instrument is in connection with the sale of our 49% ownership interest in Coop, which closed in January 2025. This instrument was settled in January 2025. For additional information, see Note 9—Investments, Loans and Long-Term Receivables.

Risk Monitoring
Our Chief Executive Officer and Chief Financial Officer monitor risks to our business resulting from commodity prices, interest rates and foreign currency exchange rates.

For additional information about our use of derivative instruments, see Note 18—Derivatives and Financial Instruments, in the Notes to Consolidated Financial Statements.

CAUTIONARY STATEMENT FOR THE PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can normally identify our forward-looking statements by the words “anticipate,” “estimate,” “believe,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target,” “priorities” and similar expressions that convey the prospective nature of events or outcomes, but the absence of such words does not mean a statement is not forward-looking.
We based these forward-looking statements on our current expectations, estimates and projections about us, our operations, our joint ventures and entities in which we have equity interests, as well as the industries in which we and they operate, and our sustainability-related plans and goals. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report, as they are not guarantees of future performance and involve assumptions that, while made in good faith, may prove to be incorrect, and involve risks and uncertainties we cannot predict. In addition, we based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, our actual outcomes and results may differ materially from what we have expressed or forecasted in any forward-looking statement. Our sustainability-related goals are not guarantees or promises and may change. Statements regarding our goals are not guarantees or promises that they will be met. The information included in, and any issues identified as material for purposes of, our sustainability reports shall not be considered material for SEC reporting purposes. Factors that could cause actual results to differ materially from those in our forward-looking statements include:

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
•Changes to government policies relating to renewable fuels, climate change and GHG emissions that adversely affect programs like the renewable fuel standards program, low carbon fuel standards and tax credits for biofuels.
•Domestic and international economic and political developments including armed hostilities, such as the war in Eastern Europe, instability in the financial services and banking sector, excess inflation, expropriation of assets and changes in fiscal policy, including interest rates.

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
•Our sustainability goals, including reducing our GHG emissions intensity, developing and protecting new technologies, and commercializing lower-carbon opportunities.
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
•Economic, political and regulatory conditions domestically and internationally, including imposition of tariffs or other tax incentives or disincentives.
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
•The potential impact of activist shareholder actions or tactics.
•The factors generally described in “Item 1A. Risk Factors” in this report.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PHILLIPS 66

Report of Management

Management prepared, and is responsible for, the consolidated financial statements and the other information appearing in this Annual Report. The consolidated financial statements present fairly the company’s financial position, results of operations and cash flows in conformity with generally accepted accounting principles in the United States. In preparing its consolidated financial statements, the company includes amounts that are based on estimates and judgments management believes are reasonable under the circumstances. The company’s financial statements have been audited by Ernst & Young LLP, an independent registered public accounting firm appointed by the Audit and Finance Committee of the Board of Directors. Management has made available to Ernst & Young LLP all of the company’s financial records and related data, as well as the minutes of shareholders’ and directors’ meetings.

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

Management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2024. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on this assessment, management concluded the company’s internal control over financial reporting was effective as of December 31, 2024.

Ernst & Young LLP has issued an audit report on the company’s internal control over financial reporting as of December 31, 2024, and their report is included herein.

/s/ Mark E. Lashier	/s/ Kevin J. Mitchell

Mark E. Lashier	Kevin J. Mitchell
Chairman and Chief Executive Officer	Executive Vice President and
Chief Financial Officer

Date: February 21, 2025

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Phillips 66

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Phillips 66 (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, based on our audits and, for 2023 and 2022, the report of Deloitte & Touche LLP, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We did not audit the 2023 and 2022 financial statements of DCP Midstream, LP (DCP LP), a consolidated subsidiary, whose financial statements reflect total assets constituting 14% of the Company’s total assets as of December 31, 2023 and total revenues constituting 4% and 3% of the Company’s revenues and other income for the years ended December 31, 2023 and 2022, respectively. Those statements were audited by Deloitte & Touche LLP, whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for DCP LP for 2023 and 2022, is based solely on the report of Deloitte & Touche LLP.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 21, 2025 expressed an unqualified opinion thereon.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits and the report of Deloitte & Touche LLP provide a reasonable basis for our opinion.

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

Impairment assessment of WRB Refining LP, an equity method investment
Description of the Matter
As discussed in Note 1 to the financial statements, the Company assesses investments in unconsolidated affiliates accounted for using the equity method for impairment when events or changes in circumstances indicate a loss in value that is other than temporary may have occurred.
As discussed in Note 9 to the financial statements, the Company owns a 50% interest in WRB Refining LP (WRB), a joint venture that owns the Wood River and Borger refineries. The carrying value of the Company’s investment in WRB was $2.3 billion as of December 31, 2024. WRB’s earnings are subject to variability as they depend on, among other things, market conditions, the utilization of its refineries, cost levels and other factors relevant to its operations. Accordingly, significant judgment is required in determining whether events or changes in circumstances indicate a loss in value may have occurred that is indicative of a possible impairment.
We determined the Company’s process for evaluating whether an other than temporary impairment of its investment in WRB has occurred is a critical audit matter because of the judgment and assumptions management uses to perform its identification and evaluation of such factors.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls for the assessment of potential other than temporary impairments in WRB, which included identifying and evaluating events or changes in circumstances that could indicate a potential other than temporary impairment.
We exercised professional judgment based on our knowledge of the industry and WRB’s business to assess the appropriateness of management’s conclusion that no such events existed or changes in circumstances had occurred as of December 31, 2024. In our evaluation, among other things, we performed inquiries of management and evaluated WRB’s prior and current operating earnings to assess its ability to sustain an earnings capacity that justifies the Company’s recorded investment in WRB and to assess the Company’s ability to recover its investment in WRB. In addition, we evaluated potential contrary evidence to management’s conclusion, considering both internally and externally available information, such as demand for WRB’s products, gross margins, costs, refinery utilization, and other operating information, as well as comparable market multiples.

        /s/ Ernst & Young LLP

We have served as the Company’s auditor since 2011.

Houston, Texas
February 21, 2025

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Phillips 66

Opinion on Internal Control over Financial Reporting
We have audited Phillips 66’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Phillips 66 (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes, and our report dated February 21, 2025 expressed an unqualified opinion thereon, based on our audit and the report of Deloitte & Touche LLP.

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
February 21, 2025

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

/s/ Deloitte & Touche LLP

Denver, Colorado
February 21, 2024

We began serving as the Partnership’s auditor in 2004. In 2024 we became the predecessor auditor.

Consolidated Statement of Income	Phillips 66

	Millions of Dollars
Years Ended December 31	2024	2023	2022
Revenues and Other Income
Sales and other operating revenues	$143,153	147,399	169,990
Equity in earnings of affiliates	1,779	2,017	2,968
Net gain on dispositions	321	115	7
Other income	243	359	2,737
Total Revenues and Other Income	145,496	149,890	175,702

Costs and Expenses
Purchased crude oil and products	129,962	128,086	149,932
Operating expenses	5,939	6,154	6,111
Selling, general and administrative expenses	2,814	2,525	2,168
Depreciation and amortization	2,363	1,977	1,629
Impairments	456	24	60
Taxes other than income taxes	329	707	530
Accretion on discounted liabilities	40	29	23
Interest and debt expense	907	897	619
Foreign currency transaction (gains) losses	11	22	(9)
Total Costs and Expenses	142,821	140,421	161,063
Income before income taxes	2,675	9,469	14,639
Income tax expense	500	2,230	3,248
Net Income	2,175	7,239	11,391
Less: net income attributable to noncontrolling interests	58	224	367
Net Income Attributable to Phillips 66	$2,117	7,015	11,024

Net Income Attributable to Phillips 66 Per Share of Common Stock (dollars)
Basic	$5.01	15.56	23.36
Diluted	4.99	15.48	23.27

Weighted-Average Common Shares Outstanding (thousands)
Basic	420,174	450,136	471,497
Diluted	421,888	453,210	473,731
See Notes to Consolidated Financial Statements.

Consolidated Statement of Comprehensive Income	Phillips 66

	Millions of Dollars
Years Ended December 31	2024	2023	2022

Net Income	$2,175	7,239	11,391
Other comprehensive income (loss)
Defined benefit plans
Net actuarial gain (loss) arising during the period	(23)	(11)	191
Amortization of net actuarial loss, prior service credit and settlements	14	19	90
Plans sponsored by equity affiliates	(19)	(8)	80
Income taxes on defined benefit plans	8	2	(85)
Defined benefit plans, net of income taxes	(20)	2	276
Foreign currency translation adjustments	(111)	182	(295)
Income taxes on foreign currency translation adjustments	6	(3)	4
Foreign currency translation adjustments, net of income taxes	(105)	179	(291)
Cash flow hedges	—	(3)	—
Income taxes on hedging activities	—	—	—
Hedging activities, net of income taxes	—	(3)	—
Other Comprehensive Income (Loss), Net of Income Taxes	(125)	178	(15)
Comprehensive Income	2,050	7,417	11,376
Less: comprehensive income attributable to noncontrolling interests	58	224	367
Comprehensive Income Attributable to Phillips 66	$1,992	7,193	11,009
See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet	Phillips 66

	Millions of Dollars
At December 31	2024	2023
Assets
Cash and cash equivalents	$1,738	3,323
Accounts and notes receivable (net of allowances of $70 million in 2024 and $71 million in 2023)	9,544	10,483
Accounts and notes receivable—related parties	1,489	1,247
Inventories	3,995	3,750
Prepaid expenses and other current assets	1,144	1,138
Total Current Assets	17,910	19,941
Investments and long-term receivables	14,378	15,302
Net properties, plants and equipment	35,264	35,712
Goodwill	1,575	1,550
Intangibles	1,161	920
Other assets	2,294	2,076
Total Assets	$72,582	75,501

Liabilities
Accounts payable	$9,792	10,332
Accounts payable—related parties	512	569
Short-term debt	1,831	1,482
Accrued income and other taxes	1,060	1,200
Employee benefit obligations	732	863
Other accruals	1,160	1,410
Total Current Liabilities	15,087	15,856
Long-term debt	18,231	17,877
Asset retirement obligations and accrued environmental costs	1,129	864
Deferred income taxes	7,101	7,424
Employee benefit obligations	703	630
Other liabilities and deferred credits	1,868	1,200
Total Liabilities	44,119	43,851

Equity
Common stock (2,500,000,000 shares authorized at $0.01 par value) Issued (2024—656,987,861 shares; 2023—654,842,101 shares)
Par value	7	7
Capital in excess of par	19,788	19,650
Treasury stock (at cost: 2024—248,594,923 shares; 2023—224,377,439 shares)	(22,751)	(19,342)
Retained earnings	30,771	30,550
Accumulated other comprehensive loss	(407)	(282)
Total Stockholders’ Equity	27,408	30,583
Noncontrolling interests	1,055	1,067
Total Equity	28,463	31,650
Total Liabilities and Equity	$72,582	75,501
See Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows	Phillips 66

	Millions of Dollars
Years Ended December 31	2024	2023	2022
Cash Flows From Operating Activities
Net income	$2,175	7,239	11,391
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,363	1,977	1,629
Impairments	456	24	60
Accretion on discounted liabilities	40	29	23
Deferred income taxes	(251)	840	1,320
Undistributed equity earnings	(411)	(822)	(1,308)
Loss (gain) on early redemption of debt	(3)	53	—
Net gain on dispositions	(321)	(115)	(7)
Gain related to merger of businesses	—	—	(3,013)
Unrealized investment loss	—	38	433
Other	758	(419)	217
Working capital adjustments
Accounts and notes receivable	574	(696)	(2,073)
Inventories	(278)	(245)	74
Prepaid expenses and other current assets	44	269	(249)
Accounts payable	(491)	(480)	1,736
Taxes and other accruals	(464)	(663)	580
Net Cash Provided by Operating Activities	4,191	7,029	10,813

Cash Flows From Investing Activities
Capital expenditures and investments	(1,859)	(2,155)	(1,888)
Acquisitions, net of cash acquired	(625)	(263)	(306)
Purchases of government obligations	(1,100)	—	—
Return of investments in equity affiliates	141	201	125
Proceeds from asset dispositions	1,082	392	4
Advances/loans—related parties	—	—	(75)
Collection of advances/loans—related parties	4	3	662
Other	(106)	32	(10)
Net Cash Used in Investing Activities	(2,463)	(1,790)	(1,488)

Cash Flows From Financing Activities
Issuance of debt	6,272	6,260	453
Repayment of debt	(4,140)	(4,252)	(2,883)
Issuance of common stock	86	123	103
Repurchase of common stock	(3,451)	(4,014)	(1,513)
Dividends paid on common stock	(1,882)	(1,882)	(1,793)
Distributions to noncontrolling interests	(70)	(163)	(185)
Repurchase of noncontrolling interests	—	(4,067)	(500)
Other	(120)	(97)	(70)
Net Cash Used in Financing Activities	(3,305)	(8,092)	(6,388)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(8)	43	49

Net Change in Cash and Cash Equivalents	(1,585)	(2,810)	2,986
Cash and cash equivalents at beginning of year	3,323	6,133	3,147
Cash and Cash Equivalents at End of Year	$1,738	3,323	6,133
See Notes to Consolidated Financial Statements.

Consolidated Statement of Changes in Equity						Phillips 66

	Millions of Dollars
	Attributable to Phillips 66
	Common Stock
	Par Value	Capital in Excess of Par	Treasury Stock	Retained Earnings	Accum. Other Comprehensive Loss	Noncontrolling Interests	Total

December 31, 2021	$7	20,504	(17,116)	16,216	(445)	2,471	21,637
Net income	—	—	—	11,024	—	367	11,391
Other comprehensive loss	—	—	—	—	(15)	—	(15)
Dividends paid on common stock	—	—	—	(1,793)	—	—	(1,793)
Repurchase of common stock	—	—	(1,540)	—	—	—	(1,540)
Distributions to noncontrolling interests	—	—	—	—	—	(185)	(185)
Acquisition of noncontrolling interest in Phillips 66 Partners LP	—	(901)	3,380	—	—	(2,163)	316
Merger of DCP Midstream, LLC and Gray Oak Holdings LLC	—	—	—	—	—	4,622	4,622
Acquisition of noncontrolling interest in DCP Midstream, LP	—	—	—	—	—	(500)	(500)
Benefit plan activity	—	188	—	(15)	—	—	173
December 31, 2022	7	19,791	(15,276)	25,432	(460)	4,612	34,106
Net income	—	—	—	7,015	—	224	7,239
Other comprehensive income	—	—	—	—	178	—	178
Dividends paid on common stock	—	—	—	(1,882)	—	—	(1,882)
Repurchase of common stock	—	—	(4,066)	—	—	—	(4,066)
Distributions to noncontrolling interests	—	—	—	—	—	(163)	(163)
Acquisition of noncontrolling interest in DCP Midstream, LP	—	(361)	—	—	—	(3,613)	(3,974)
Benefit plan activity and other	—	220	—	(15)	—	7	212
December 31, 2023	7	19,650	(19,342)	30,550	(282)	1,067	31,650
Net income	—	—	—	2,117	—	58	2,175
Other comprehensive loss	—	—	—	—	(125)	—	(125)
Dividends paid on common stock	—	—	—	(1,882)	—	—	(1,882)
Repurchase of common stock	—	—	(3,409)	—	—	—	(3,409)
Distributions to noncontrolling interests	—	—	—	—	—	(70)	(70)
Benefit plan activity	—	138	—	(14)	—	—	124
December 31, 2024	$7	19,788	(22,751)	30,771	(407)	1,055	28,463

	Shares
	Common Stock Issued	Treasury Stock

December 31, 2021	650,026,318	211,771,827
Repurchase of common stock	—	16,583,076
Shares issued—share-based compensation	2,347,327	—
Shares issued—acquisition of noncontrolling interest in Phillips 66 Partners LP	—	(41,825,236)
December 31, 2022	652,373,645	186,529,667
Repurchase of common stock	—	37,847,772
Shares issued—share-based compensation	2,468,456	—
December 31, 2023	654,842,101	224,377,439
Repurchase of common stock	—	24,217,484
Shares issued—share-based compensation	2,145,760	—
December 31, 2024	656,987,861	248,594,923

Dollars
Years Ended December 31	Dividends Paid Per Share of Common Stock

2022	$3.83
2023	4.20
2024	$4.50
See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements	Phillips 66

Note 1—Summary of Significant Accounting Policies

Consolidation Principles and Investments
Our consolidated financial statements include the accounts of majority-owned, controlled subsidiaries and variable interest entities (VIEs) where we are the primary beneficiary. Undivided interests in pipelines, natural gas plants and terminals are consolidated on a proportionate basis. See Note 3—DCP Midstream, LLC and DCP Midstream, LP Mergers, for further discussion about a significant VIE that we began consolidating in August 2022, and Note 30—Phillips 66 Partners LP, for further discussion regarding our merger with Phillips 66 Partners LP (Phillips 66 Partners), a wholly owned subsidiary of Phillips 66.

The equity method is used to account for investments in affiliates in which we have the ability to exert significant influence over the affiliates’ operating and financial policies, including VIEs, of which we are not the primary beneficiary. Other securities and investments are generally carried at fair value, or cost less impairments, if any, adjusted up or down for price changes in similar financial instruments issued by the investee, when and if observed. See Note 9—Investments, Loans and Long-Term Receivables, for further discussion on our significant unconsolidated VIEs.

Recast Financial Information
Certain prior period financial information has been recast and reclassified to reflect the current year’s presentation. See Note 29—Segment Disclosures and Related Information and Note 26—Cash Flow Information, for further information.

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

Impairment of Investments in Unconsolidated Affiliates
Investments in unconsolidated affiliates accounted for under the equity method are assessed for impairment whenever changes in the facts and circumstances indicate a loss in value has occurred. When indicators exist, the fair value is estimated and compared to the investment carrying value. If any impairment is judgmentally determined to be other than temporary, the carrying value of the investment is written down to fair value. The fair value of the impaired investment is determined based on quoted market prices, if available, or upon the present value of expected future cash flows using discount rates and other assumptions believed to be consistent with those used by principal market participants and observed market earnings multiples of comparable companies.

Depreciation and Amortization
Depreciation and amortization of properties, plants and equipment (PP&E) are determined by either the individual-unit-straight-line method or the group-straight-line method (for those individual units that are highly integrated with other units).

Capitalized Interest
A portion of interest from external borrowings is capitalized on major projects with an expected construction period of one year or longer. Capitalized interest is added to the cost of the related asset, and is depreciated over the useful life of the related asset.

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

Goodwill
Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in a business combination. Goodwill is not amortized, but is assessed for impairment annually and when events or changes in circumstance indicate that the fair value of a reporting unit with goodwill is below its carrying value. The impairment assessment requires allocating goodwill and other assets and liabilities to reporting units. The fair value of each reporting unit is determined and compared to the book value of the reporting unit. If the fair value of the reporting unit is less than the book value, an impairment is recognized for the amount by which the book value exceeds the reporting unit’s fair value. A goodwill impairment cannot exceed the total amount of goodwill allocated to that reporting unit. For purposes of assessing goodwill for impairment, we have three reporting units with goodwill balances at our 2024 testing date: Marketing and Specialties (M&S), Transportation and Natural Gas Liquids (NGL).

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

Our practice is to keep our refining and other processing assets in good operating condition through routine repair and maintenance of component parts in the ordinary course of business and by continuing to make improvements based on technological advances. As a result, we believe that generally these assets have no expected retirement dates for purposes of estimating asset retirement obligations since the dates or ranges of dates upon which we would retire these assets cannot be reasonably estimated at this time. We will recognize liabilities for these obligations in the period when sufficient information becomes available to estimate a date or range of potential retirement dates. See Note 4—Restructuring, for additional information regarding the change in asset retirement obligation related to our intention to cease operations at our Los Angeles Refinery.

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

Treasury Stock
We record treasury stock purchases at cost, which includes related transaction costs and excise taxes. Amounts are recorded as reductions of stockholders’ equity on the consolidated balance sheet. Common stock reissued from treasury stock is valued based on the average cost of historical repurchases.

Revenue Recognition
Our revenues are primarily associated with sales of refined petroleum products and renewable fuels, crude oil, NGL and natural gas. Each gallon, or other unit of measure of product, is separately identifiable and represents a distinct performance obligation to which a transaction price is allocated. The transaction prices of our contracts with customers are either fixed or variable, with variable pricing based upon various market indices. For our contracts that include variable consideration, we utilize the variable consideration allocation exception, whereby the variable consideration is only allocated to the performance obligations that are satisfied during the period. The related revenue is recognized at a point in time when control passes to the customer, which is when title and the risk of ownership passes to the customer and physical delivery of goods occurs, either immediately or within a fixed delivery schedule that is reasonable and customary in the industry. The payment terms with our customers vary based on the product or service provided, but usually are 30 days or less.

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

Taxes Collected from Customers and Remitted to Governmental Authorities
Excise taxes on sales of refined petroleum products and renewable fuels charged to our customers are presented net of taxes on sales of refined petroleum products and renewable fuels payable to governmental authorities in the “Taxes other than income taxes” line item on our consolidated statement of income. Other sales and value-added taxes are recorded net in the “Taxes other than income taxes” line item on our consolidated statement of income.

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

Share-Based Compensation
We recognize share-based compensation expense over the shorter of: (1) the service period (i.e., the stated period of time required to earn the award); or (2) the period beginning at the start of the service period and ending when an employee first becomes eligible for retirement, but not less than ten months for shared-based payment awards granted beginning in 2023 and not less than six months for share-based payment awards granted prior to 2023 as those are the minimum periods of time required for awards not to be subject to forfeiture. Our equity-classified programs generally provide accelerated vesting (i.e., a waiver of the remaining period of service required to earn an award) for awards held by employees at the time they become eligible for retirement (at age 55 with 5 years of service). We have elected to recognize expense on a straight-line basis over the service period for the entire award, irrespective of whether the award was granted with ratable or cliff vesting, and have elected to recognize forfeitures of awards when they occur.

Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income (loss) in the period that includes the enactment date. Income tax effects are released from accumulated other comprehensive loss to retained earnings, when applicable, on an individual item basis as those items are reclassified into income. Interest related to unrecognized income tax benefits is reflected in the “Interest and debt expense” line item, and penalties are reported in the “Operating expenses” or “Selling, general and administrative expenses” line items on our consolidated statement of income.

Note 2—Changes in Accounting Principles

Effective December 31, 2024, we adopted ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” This ASU improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The adoption of this pronouncement did not have an impact on our consolidated financial statements; however, it resulted in additional disclosures within Note 29—Segment Disclosures and Related Information.

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

See Note 5—Business Combinations, for additional information regarding our accounting for this transaction.

DCP Midstream, LP Merger (DCP LP Merger)
On June 15, 2023, we completed the acquisition of all publicly held common units of DCP LP and eliminated the public common unit noncontrolling interest in our consolidated financial statements from the DCP LP Merger date, forward, pursuant to the terms of the Agreement and Plan of Merger, dated as of January 5, 2023 (DCP LP Merger Agreement). The DCP LP Merger Agreement was entered into with DCP LP, its subsidiaries and its general partner entities, pursuant to which one of our wholly owned subsidiaries merged with and into DCP LP, with DCP LP surviving as a Delaware limited partnership. Under the terms of the DCP LP Merger Agreement, at the effective time of the DCP LP Merger, each publicly held common unit representing a limited partner interest in DCP LP (other than the common units owned by DCP Midstream and its subsidiaries) issued and outstanding as of immediately prior to the effective time was converted into the right to receive $41.75 per common unit in cash. We paid $3,796 million in cash consideration to common unitholders, funded with a combination of available cash and debt proceeds. The DCP LP Merger was accounted for as an equity transaction. The DCP LP Merger increased our aggregate direct and indirect economic interest in DCP LP from 43.3% to 86.8% and our aggregate direct and indirect economic interests in DCP Sand Hills and DCP Southern Hills increased from 62.2% to 91.2%.

DCP Midstream Class A Segment
DCP Midstream Class A Segment is a VIE and we are the primary beneficiary. DCP Midstream Class A Segment is comprised of the businesses, activities, assets and liabilities of DCP LP and its subsidiaries and its general partner entities.

DCP LP is a master limited partnership whose operations currently include producing and fractionating NGL; gathering, compressing, treating and processing natural gas; recovering condensate; and transporting, trading, marketing and storing natural gas and NGL.

The most significant assets of DCP Midstream Class A Segment that are available to settle only its obligations, along with its most significant liabilities for which its creditors do not have recourse to Phillips 66’s general credit, were:

	Millions of Dollars
	December 31, 2024	December 31, 2023
Accounts receivable	$638	601
Net properties, plants and equipment	8,861	9,319
Investments and long-term receivables	1,622	1,901
Accounts payable	909	815
Short-term debt	532	357
Long-term debt	2,913	3,759

Preferred Units
On October 16, 2023, DCP LP redeemed its Series C preferred units at the aggregated liquidation preference of $110 million, which approximated the book value of the preferred units. On June 15, 2023, DCP LP redeemed its Series B preferred units at the aggregated liquidation preference of $161 million, which approximated the book value of the preferred units. In December 2022, DCP LP redeemed its Series A preferred units with an aggregate liquidation preference of $500 million, which approximated the book value of the preferred units. These preferred unit redemptions decreased the “Noncontrolling interests” balance on our consolidated balance sheet from December 31, 2022.

Trading and Reporting Status
In late 2023, DCP LP’s common units, Series B preferred units and Series C preferred units were delisted and deregistered from the New York Stock Exchange. In addition, DCP LP has suspended its reporting obligations to the Securities and Exchange Commission under Sections 13 and 15(d) of the Exchange Act.

Distributions
For the years ended December 31, 2024, 2023 and 2022, DCP LP made cash distributions of $47 million, $125 million and $51 million, respectively, to common unitholders other than Phillips 66 and its subsidiaries.

Note 4—Restructuring

Los Angeles Refinery
In October 2024, we announced our intention to cease operations at our Los Angeles Refinery in the fourth quarter of 2025, and are evaluating potential future uses of the property. As a result of this decision, the following impacts were recorded in our Refining segment:

•We assessed the Los Angeles Refinery asset group for impairment and concluded that the carrying value of the asset group was recoverable. However, the estimated useful lives of the Los Angeles Refinery assets were shortened to reflect the plan to cease the use of the assets in the fourth quarter of 2025. As of December 31, 2024, the $1,248 million carrying value of the net PP&E and intangible assets will be depreciated through December 2025 to the estimated salvage value of $241 million. Total depreciation related to the Los Angeles Refinery assets for the year ended December 31, 2024, was $350 million, including $253 million of accelerated depreciation. This accelerated depreciation is included within the “Depreciation and amortization” line item on our consolidated statement of income for the year ended December 31, 2024.

•We increased our asset retirement obligations (AROs) to $231 million as of December 31, 2024, mainly reflecting our change in the estimated timing of spending for asbestos abatement and decommissioning of assets at the Los Angeles Refinery. The asset retirement obligations recorded require significant judgment and are subject to changes in the underlying assumptions. Depreciation of the related capitalized asset retirement costs also will be recorded through December 2025, and the amount for the year ended December 31, 2024, is reflected in the accelerated depreciation discussed above.

•We recorded $44 million of severance costs, which are included in the “Operating expenses” line item on our consolidated statement of income for the year ended December 31, 2024.

In April 2022, we began a multi-year business transformation focused on enterprise-wide opportunities to improve our cost structure. For the years ended December 31, 2023 and 2022, we recorded restructuring costs totaling $177 million and $160 million, respectively, primarily related to consulting fees and severance costs. Restructuring costs for the year ended December 31, 2022, also included an impairment related to assets held for sale. These costs are primarily recorded in the “Selling, general and administrative expenses” and “Impairments” line items on our consolidated statement of income and are reported in Corporate and Other.

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

Note 5—Business Combinations

Midstream Acquisitions

Acquisition
On July 1, 2024, we acquired Pinnacle Midland Parent LLC (Pinnacle Midstream) to expand our natural gas gathering and processing operations in the Permian Basin for cash consideration of $565 million. For this acquisition, we provisionally recorded $325 million of PP&E, including finance lease right of use assets; $256 million of amortizable intangible assets, primarily customer relationships; $21 million of goodwill; $18 million of net working capital deficit; $13 million of AROs; and $6 million of finance lease liabilities. The fair values of the assets acquired and liabilities assumed are preliminary and subject to change until we finalize the accounting for this acquisition.

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

The following table shows the purchase price allocation as of the date of the DCP Midstream Merger, and cumulative adjustments we made during the one-year measurement period that ended on August 16, 2023:

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

The adjustments reflected in the table above include reclassification adjustments we made to the purchase price allocation to conform with our historical presentation and adjustments we made to the estimated fair value of certain assets acquired and liabilities assumed during the measurement period. The adjustments to our purchase price allocation recorded during the measurement period were not material. See Note 19—Fair Value Measurements, for additional information on the determination of the fair value of the DCP Midstream Merger.

In connection with the DCP Midstream Merger, we recognized before-tax gains totaling $2,831 million from remeasuring our previously held equity investments in DCP Midstream, DCP Sand Hills and DCP Southern Hills to their fair values and a before tax gain of $182 million related to the transfer of a 35.75% indirect economic interest in Gray Oak Pipeline to our co-venturer. These before-tax gains are included in the “Other income” line item in our consolidated statement of income for the year ended December 31, 2022, and are reported in the Midstream segment. See Note 19—Fair Value Measurements, for additional information on the determination of the fair value of DCP Midstream Class A Segment, DCP Sand Hills and DCP Southern Hills.

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

Unaudited Pro Forma Financial Information
The following unaudited pro forma financial information presents consolidated results for the years ending December 31, 2022 and 2021, as if the DCP Midstream Merger occurred on January 1, 2021. The unaudited pro forma information includes adjustments based on available information, and we believe the estimates and assumptions used are reasonable, and that the significant effects of the transactions are properly reflected in the unaudited pro forma information. An aggregate before-tax gain of $2,831 million was included in the pro forma financial information for the year ended December 31, 2021, which is related to the remeasurement of the previously held equity investments in DCP Midstream, DCP Sand Hills and DCP Southern Hills to their fair values in connection with the DCP Midstream Merger. Adjustments related to the economic interest change in our equity investment in Gray Oak Pipeline were excluded from the pro forma financial information.

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

Pending Midstream Acquisition
On January 6, 2025, we entered into a definitive agreement to acquire all issued and outstanding equity interests in each of EPIC Y-Grade GP, LLC (Y-Grade GP) and EPIC Y-Grade, LP (Y-Grade LP, and, together with Y-Grade GP and their respective subsidiaries, EPIC Y-Grade), which own various long haul natural gas liquids pipelines, fractionation facilities and distribution systems, for cash consideration of $2.2 billion, subject to certain closing adjustments. The closing date of this transaction is dependent on regulatory approval and completion of other customary closing conditions.

Marketing and Specialties Acquisitions

On October 1, 2024, we acquired a marketing business on the U.S. West Coast for total consideration of $65 million. These operations were acquired to support the placement of renewable diesel produced by the Rodeo Renewable Energy Complex (Rodeo Complex). For this acquisition, we provisionally recorded $17 million of amortizable intangible assets, primarily customer relationships; $62 million of PP&E, including finance lease right of use assets; $31 million of net working capital; and $45 million of finance lease liabilities. The fair values of the assets acquired and liabilities assumed are preliminary and subject to change until we finalize our accounting for this acquisition.

On August 1, 2023, we acquired a marketing business on the U.S. West Coast for total consideration of $272 million. These operations were acquired to support the placement of renewable diesel produced by the Rodeo Complex. We finalized the valuation of the assets acquired and the liabilities assumed during the three months ended June 30, 2024, prior to the end of the one-year measurement period on July 31, 2024. For this acquisition, we recorded $146 million of amortizable intangible assets, primarily customer relationships; $82 million of PP&E, including finance lease right of use assets; $40 million of net working capital; $67 million of goodwill; and $63 million of finance lease liabilities.

Note 6—Sales and Other Operating Revenues

Disaggregated Revenues
The following tables present our disaggregated sales and other operating revenues:

	Millions of Dollars
	2024	2023	2022
Product Line and Services
Refined petroleum products and renewable fuels	$103,685	108,644	131,798
Crude oil resales	22,008	20,824	20,574
NGL and natural gas	14,548	14,467	16,174
Services and other*	2,912	3,464	1,444
Consolidated sales and other operating revenues	$143,153	147,399	169,990

Geographic Location**
United States	$113,599	118,786	136,995
United Kingdom	12,713	14,642	16,741
Germany	5,265	5,547	6,392
Other countries	11,576	8,424	9,862
Consolidated sales and other operating revenues	$143,153	147,399	169,990
* Includes derivatives-related activities. See Note 18—Derivatives and Financial Instruments, for additional information.
** Sales and other operating revenues are attributable to countries based on the location of the operations generating the revenues.

Contract-Related Assets and Liabilities
At December 31, 2024 and 2023, receivables from contracts with customers were $8,615 million and $9,638 million, respectively. Significant noncustomer balances, such as buy/sell receivables and excise tax receivables, were excluded from these amounts.

Our contract-related assets also include payments we make to our marketing customers related to incentive programs. An incentive payment is initially recognized as an asset and subsequently amortized as a reduction to revenue over the contract term, which generally ranges from 5 to 15 years. At December 31, 2024 and 2023, our asset balances related to such payments were $643 million and $537 million, respectively.

Our contract liabilities primarily represent advances from our customers prior to product or service delivery. At December 31, 2024 and 2023, contract liabilities were $232 million and $187 million, respectively.

Remaining Performance Obligations
Most of our contracts with customers are spot contracts or term contracts with only variable consideration. We do not disclose remaining performance obligations for these contracts as the expected duration is one year or less or because the variable consideration has been allocated entirely to an unsatisfied performance obligation. We also have certain contracts in our Midstream segment that include minimum volume commitments with fixed pricing. At December 31, 2024, the remaining performance obligations related to these minimum volume commitment contracts amounted to $566 million. This amount excludes variable consideration and estimates of variable rate escalation clauses in our contracts with customers, and is expected to be recognized through 2031 with a weighted average remaining life of three years as of December 31, 2024.

Note 7—Credit Losses

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

At December 31, 2024 and 2023, we reported $11,033 million and $11,730 million of accounts and notes receivable, net of allowances of $70 million and $71 million, respectively. Based on an aging analysis at December 31, 2024, more than 95% of our accounts receivable were outstanding less than 60 days.

We are also exposed to credit losses from off-balance sheet exposures, such as guarantees of joint venture debt and accounts receivables sold under a securitization facility, as well as standby letters of credit. See Note 15—Debt, Note 16—Guarantees, and Note 17—Contingencies and Commitments, for more information on these off-balance sheet exposures.

Note 8—Inventories

Inventories at December 31 consisted of the following:

	Millions of Dollars
	2024	2023

Crude oil and products	$3,547	3,330
Materials and supplies	448	420
	$3,995	3,750

Inventories valued on the LIFO basis totaled $3,443 million and $3,050 million at December 31, 2024 and 2023, respectively. The estimated excess of current replacement cost over LIFO cost of inventories amounted to approximately $4.9 billion and $5.3 billion at December 31, 2024 and 2023, respectively.

During each of the three years ended December 31, 2024, certain volume reductions in inventory caused liquidations of LIFO inventory values. For the year ended December 31, 2024, LIFO inventory liquidations decreased net income by $10 million. For the years ended December 31, 2023 and 2022, LIFO inventory liquidations increased net income by $94 million, and $75 million, respectively.

Note 9—Investments, Loans and Long-Term Receivables
Components of investments and long-term receivables at December 31 were:

	Millions of Dollars
	2024	2023

Equity investments	$14,013	14,728
Other investments	191	195
Loans and long-term receivables	174	379
	$14,378	15,302

Equity Investments
The following table represents our significant investments in unconsolidated affiliates at December 31:

	At December 31, 2024		Millions of Dollars
	VIE	Ownership Percentage	2024	2023

Chevron Phillips Chemical Company LLC		50.00%	$7,819	7,341
WRB Refining LP*		50.00	2,323	2,736
Gulf Coast Express Pipeline LLC		25.00	776	800
Dakota Access, LLC		25.00	777	538
Front Range Pipeline LLC		33.33	459	477
Rockies Express Pipeline LLC**		—	—	451
CF United LLC***		47.09	284	350
OnCue Holdings, LLC****	X	50.00	185	166
* See Note 15—Debt, for additional information regarding the non-cash distribution of WRB Refining LP’s (WRB) Advance Term Loan, which reduced our investment balance by $290 million.
** Sold as of June 14, 2024. See discussion in Investment Dispositions section below.
*** On January 1, 2024, CF United LLC (CF United) ceased to be a VIE following the completion of the acquisition of another joint venture in which we had an ownership interest. In connection with this acquisition, the governing agreement for CF United was amended and restated. The amended and restated agreement included removal of a put option that required us to purchase our co-venturer’s interest based on a fixed multiple that was considered a variable interest.

**** We fully guarantee various debt agreements of OnCue Holdings, LLC (OnCue), and our co-venturer does not participate in the guarantees. This entity is considered a VIE because our debt guarantees resulted in OnCue not being exposed to all potential losses. We have determined we are not the primary beneficiary because we do not have the power to direct the activities that most significantly impact economic performance. At December 31, 2024, our maximum exposure to loss was $245 million, which represented the book value of our investment in OnCue of $185 million and guaranteed debt obligations of $60 million.

The following table presents significant basis differences between the carrying value of our investments in unconsolidated affiliates and our share of their underlying equity at December 31:

	Millions of Dollars
	2024	2023
Excess (deficit) of Carrying Value over (under) Underlying Equity in Unconsolidated Affiliates
WRB Refining LP	$(1,526)	(1,400)
Gulf Coast Express Pipeline LLC	393	415
Front Range Pipeline LLC	280	292
Rockies Express Pipeline LLC*	—	261
* Sold as of June 14, 2024. See further discussion in “Investment Dispositions” section below.

The basis differences result from the carrying values of our investments being higher or lower than our share of the underlying equity of our unconsolidated affiliates. Carrying amounts in excess of the underlying equity of our unconsolidated affiliates are amortized and recognized as a decrease to equity earnings over the remaining life of the underlying long-lived assets of the affiliate. Carrying amounts that are less than the underlying equity of our unconsolidated affiliates are amortized and recognized as a benefit to equity earnings over the remaining life of the underlying long-lived assets of the affiliate.

Dakota Access, LLC (Dakota Access) and Energy Transfer Crude Oil Company, LLC (ETCO)
Dakota Access is a 25 percent-owned joint venture that owns a pipeline system transporting crude oil from the Bakken/Three Forks production area in North Dakota to Patoka, Illinois. ETCO is a 25 percent-owned joint venture that owns a connecting crude oil pipeline system that extends from Patoka to Nederland, Texas. These two pipeline systems collectively form the Bakken Pipeline system, which is operated by a co-venturer.

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

In February 2022, the U.S. Supreme Court (the Supreme Court) denied Dakota Access’ writ of certiorari requesting the Supreme Court to review the trial court’s decision to order the EIS and vacate the easement. Therefore, the requirement to prepare the EIS stood. Also in February 2022, the Tribe withdrew as a cooperating agency, causing the USACE to halt the EIS process while the USACE engaged with the Tribe on their reasons for withdrawing.

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

The public comment period concluded on December 13, 2023. The USACE plans to review the comments and issue its final EIS in early 2026. The Record of Decision will follow within 30 to 60 days after the issuance of the final EIS. The final EIS must be completed before the USACE can reauthorize the easement for the pipeline. If reauthorization occurs, new litigation challenging the reauthorization may be filed.

In October 2024, the Tribe filed another lawsuit against the USACE in federal district court in Washington, D.C., again challenging USACE’s allowance of pipeline operations while the EIS process proceeds. In this lawsuit, the Tribe purports to introduce new evidence regarding the pipeline’s proximity to a reservoir and attempts to relitigate arguments about the need for injunctive relief to support its position that the Supreme Court should halt pipeline operations. A consortium of 13 states has joined Dakota Access as intervenors. The consortium argues that the pipeline reduces pollution compared to other modes of transportation and that Dakota Access is integral to the health of regional energy and agriculture markets. The Tribe’s prior request for a shutdown was denied in May 2021. This latest lawsuit seeking a shutdown does not change the current deadline for the issuance of the final EIS.

Dakota Access and ETCO have guaranteed repayment of senior unsecured notes issued by a wholly owned subsidiary of Dakota Access. On April 1, 2024, Dakota Access’ wholly owned subsidiary repaid $1 billion aggregate principal amount of its outstanding senior notes upon maturity. We funded our 25% share of the repayment, or $250 million, with a capital contribution of $171 million in March 2024 and $79 million of distributions we elected not to receive from Dakota Access in the first quarter of 2024. At December 31, 2024, the aggregate principal amount outstanding of Dakota Access’ senior unsecured notes was $850 million.

In addition, Phillips 66 Partners and its co-venturers in Dakota Access also provided a Contingent Equity Contribution Undertaking (CECU) in conjunction with the notes offering. Under the CECU, the co-venturers may be severally required to make proportionate equity contributions to Dakota Access if there is an unfavorable final judgment in the above-mentioned ongoing litigation. At December 31, 2024, our 25% share of the maximum potential equity contributions under the CECU was approximately $215 million. If the pipeline is required to cease operations, it may have a material adverse effect on our results of operations and cash flows. Should operations cease and Dakota Access and ETCO not have sufficient funds to pay its expenses, we also could be required to support our 25% share of the ongoing expenses, including scheduled interest payments on the notes of approximately $10 million annually, in addition to the potential obligations under the CECU at December 31, 2024.

At December 31, 2024 and 2023, the aggregate book value of our investments in Dakota Access and ETCO was $883 million and $640 million, respectively.

Investment Dispositions
On December 10, 2024, we sold our equity interests in certain pipeline and terminaling assets in North Dakota for cash proceeds of approximately $143 million and recorded an immaterial before-tax loss on the sale.

On August 1, 2024, we sold our ownership interests in certain gathering and processing assets in Louisiana and Alabama for cash proceeds of $173 million and recognized a before-tax gain of $18 million, which is included in the “Net gain on dispositions” line item on our consolidated statement of income for the year ended December 31, 2024, and is reported in the Midstream segment.

On June 14, 2024, we sold our 25% ownership interest in Rockies Express Pipeline LLC for cash proceeds of $685 million and recognized a before-tax gain of $238 million, which is included in the “Net gain on dispositions” line item on our consolidated statement of income for the year ended December 31, 2024, and is reported in the Midstream segment.

Subsequent Investment Dispositions
On January 30, 2025, we sold our 25% ownership interest in Gulf Coast Express Pipeline LLC for cash proceeds of $853 million. The equity investment balance was $776 million as of December 31, 2024.

On January 31, 2025, we sold our 49% ownership interest in Coop Mineraloel AG (Coop). We received cash proceeds of 1.06 billion Swiss francs, consisting of a sales price of approximately 977 million Swiss francs and a final dividend relating to financial year 2024 of 83 million Swiss francs from Coop that was paid on January 30, 2025. We also settled the foreign currency forward contracts entered into in connection with the asset sale, in which we sold 1.06 billion Swiss francs in exchange for $1.24 billion U.S. dollars. We recognized a before-tax unrealized gain of $67 million from the foreign currency forward contracts in the “Net gain on dispositions” line item on our consolidated income statement for the year ended December 31, 2024, which is reported in our M&S segment. The equity investment balance was $164 million as of December 31, 2024.

Related Party Loans
We and our co-venturer have from time to time provided member loans to WRB. At December 31, 2024 and 2023, no member loans were outstanding.

Equity Affiliate Distributions
Total cash distributions received from affiliates were $1,525 million, $1,396 million, and $1,832 million for the years ended December 31, 2024, 2023 and 2022, respectively. In addition, at December 31, 2024, retained earnings included approximately $3.7 billion related to the undistributed earnings of affiliated companies.

Summarized Equity Affiliate Financial Information
Summarized 100% financial information for all affiliated companies accounted for under the equity method, on a combined basis, as of and for the year ended December 31 was:

	Millions of Dollars
	2024	2023	2022

Revenues	$42,069	42,078	60,981
Income before income taxes	4,846	5,350	7,616
Net income	4,674	5,160	7,414
Current assets	6,820	6,759	7,511
Noncurrent assets	46,480	46,241	46,527
Current liabilities	6,494	5,750	5,592
Noncurrent liabilities	9,304	10,980	11,412
Noncontrolling interests	2	2	2

Note 10—Properties, Plants and Equipment

Our investment in PP&E is recorded at cost. Investments in refining and processing facilities are generally depreciated on a straight-line basis over a 25-year life, pipeline assets over a 45-year life, terminal assets over a 35-year life, and gathering systems over a 35-year life. The company’s investment in PP&E, with the associated accumulated depreciation and amortization (Accum. D&A), at December 31 was:

	Millions of Dollars
	2024			2023
	Gross PP&E	Accum. D&A	Net PP&E	Gross PP&E	Accum. D&A	Net PP&E

Midstream	$26,187	4,820	21,367	26,124	4,382	21,742
Chemicals	—	—	—	—	—	—
Refining	22,274	11,991	10,283	23,110	12,150	10,960
Marketing and Specialties	2,091	1,267	824	1,997	1,166	831
Renewable Fuels	3,716	1,669	2,047	2,311	953	1,358
Corporate and Other	1,688	945	743	1,650	829	821
	$55,956	20,692	35,264	55,192	19,480	35,712

See Note 4—Restructuring for information regarding our intention to cease operations at our Los Angeles Refinery. See Note 5—Business Combinations and Note 19—Fair Value Measurements, for additional information on the DCP Midstream Merger, accounting treatment and the associated fair value measurements. See Note 12—Impairments, for information regarding PP&E impairments.

On August 30, 2024, we sold certain Midstream gathering and processing assets in Texas for cash proceeds of $41 million and recognized a before-tax loss of $9 million, which is included in the “Net gain on dispositions” line item on our consolidated statement of income for the year ended December 31, 2024.

In the first quarter of 2024, we transferred $1 billion in gross PP&E and $656 million of accumulated depreciation and amortization from our Refining segment to our Renewable Fuels segment in connection with the conversion of the San Francisco Refinery to the Rodeo Complex and the change in composition of our operating segments recast in the second quarter of 2024. See Note 29—Segment Disclosures and Related Information, for information regarding changes to our operating segments.

Note 11—Goodwill and Intangibles

The carrying amount of goodwill by segment at December 31 was:

	Millions of Dollars
	Midstream	Marketing and Specialties	Total

Balance at December 31, 2022	$626	860	1,486
Goodwill assigned to acquisitions	—	64	64
Balance at December 31, 2023	626	924	1,550
Goodwill assigned to acquisitions	22	3	25
Balance at December 31, 2024	$648	927	1,575

On July 1, 2024, we acquired Pinnacle Midstream in our Midstream segment and recognized goodwill of $21 million associated with this acquisition. In August 2023, we acquired a marketing business on the U.S. West Coast in our M&S segment and recognized goodwill of $67 million associated with this acquisition. Refer to Note 5—Business Combinations, for additional information.

Intangible Assets

Intangible Assets with Indefinite Useful Lives
The gross carrying value of indefinite-lived intangible assets at December 31 consisted of the following:

	Millions of Dollars
	2024	2023

Trade names and trademarks	$503	504
Refinery air and operating permits	109	196
	$612	700

Intangible Assets with Finite Useful Lives
The net book value of our amortized intangible assets was $549 million at December 31, 2024, and $220 million at December 31, 2023. These balances include accumulated amortization of $408 million and $234 million, at December 31, 2024 and 2023, respectively. The amortized intangible assets are primarily related to customer relationships.

For the years ended December 31, 2024, 2023 and 2022, amortization expense was $53 million, $33 million and $27 million, respectively. Expected expenses beyond 2025 are less than $50 million per year. The amortization expenses are expected to be $130 million in 2025, which is primarily related to our plan to cease operations at our Los Angeles Refinery. The book value of the amortized intangible assets, which were previously considered indefinite-lived, associated with our Los Angeles Refinery was $80 million at December 31, 2024. Refer to Note 4—Restructuring, for additional information regarding our plan to cease operations at our Los Angeles Refinery.

On July 1, 2024, we acquired Pinnacle Midstream in our Midstream segment and recorded additions of $256 million in amortizable intangible assets, which have a weighted-average amortization period of 20 years. Also during 2024, we recorded additions of $17 million in amortizable intangible assets associated with the acquisition of a marketing business on the U.S. West Coast in our M&S segment. In August 2023, we acquired a marketing business on the U.S. West Coast in our M&S segment and recorded additions of $146 million in amortizable intangible assets.

Note 12—Impairments

	Millions of Dollars
	2024	2023	2022

Midstream	$346	3	1
Refining	106	10	13
Marketing and Specialties	3	3	—
Corporate and Other	1	8	46
Total impairments	$456	24	60

For the year ended December 31, 2024, we recorded before-tax impairments totaling $456 million, which included $346 million recorded in our Midstream segment and $106 million recorded in our Refining segment. Midstream segment impairments included $224 million related to certain gathering and processing assets in Texas, $35 million related to an equity investment in a crude pipeline in Oklahoma, and $28 million related to certain crude gathering assets in Texas. Before-tax impairments for the year ended December 31, 2024 also included $163 million related to certain crude oil processing and logistics assets in California, of which $104 million was reported in our Refining segment and $59 million was reported in our Midstream segment.

These impairment charges are included within the “Impairments” line item on our consolidated income statement. See Note 19—Fair Value Measurements, for additional information on the determination of fair value used to record these impairments.

Note 13—Asset Retirement Obligations and Accrued Environmental Costs

Asset retirement obligations and accrued environmental costs at December 31 were:

	Millions of Dollars
	2024	2023

Asset retirement obligations	$771	537
Accrued environmental costs	439	446
Total asset retirement obligations and accrued environmental costs	1,210	983
Asset retirement obligations and accrued environmental costs due within one year*	(81)	(119)
Long-term asset retirement obligations and accrued environmental costs	$1,129	864
* Classified as a current liability on the consolidated balance sheet, under the caption “Other accruals.”

Asset Retirement Obligations
We have asset retirement obligations that we are required to perform under law or contract once an asset is permanently taken out of service. Our recognized asset retirement obligations primarily involve asbestos abatement at our current refineries, or at sites we own that were previously utilized as refineries; decommissioning, removal or dismantlement of certain assets at refineries that have ceased or will cease operations; decommissioning, removal or dismantlement of certain midstream pipelines and processing facilities; and dismantlement or removal of assets at certain leased international marketing sites. Most of our asset retirement obligations are not expected to be paid until many years in the future and are expected to be funded from general company resources at the time of removal.

Our overall asset retirement obligation changed as follows during the years ended December 31:

	Millions of Dollars
	2024	2023

Balance at January 1	$537	565
Accretion of discount	27	25
New obligations	261	—
Changes in estimates of existing obligations	33	23
Spending on existing obligations	(25)	(58)
Asset dispositions	(55)	(23)
Foreign currency translation	(7)	5
Balance at December 31	$771	537

During the year ended December 31, 2024, our asset retirement balance increased $234 million. This increase was primarily due to new obligations of $205 million associated with the expected cessation of operations at the Los Angeles Refinery in the fourth quarter of 2025. See Note 4—Restructuring, for additional information.

Accrued Environmental Costs
Of our total accrued environmental costs at December 31, 2024, $280 million was primarily related to cleanup at current domestic refineries, or at sites we own that were previously utilized as domestic refineries, and underground storage tanks at U.S. service stations; $111 million was associated with non-operated sites; and $48 million was related to sites at which we have been named a potentially responsible party under federal or state laws. A large portion of our expected environmental expenditures have been discounted as these obligations were acquired in various business combinations. Expected expenditures for acquired environmental obligations were discounted using a weighted-average discount rate of approximately 5%. At December 31, 2024, the accrued balance for acquired environmental liabilities was $239 million. The expected future undiscounted payments related to the portion of the accrued environmental costs that have been discounted are: $12 million in 2025, $30 million in 2026, $12 million in 2027, $15 million in 2028, $18 million in 2029, and $219 million in the aggregate for all years after 2029.

Note 14—Earnings Per Share

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

	2024		2023		2022
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Amounts Attributed to Phillips 66 Common Stockholders (millions):
Net Income Attributable to Phillips 66	$2,117	2,117	7,015	7,015	11,024	11,024
Income allocated to participating securities	(10)	(10)	(11)	—	(10)	—
Net income available to common stockholders	$2,107	2,107	7,004	7,015	11,014	11,024

Weighted-average common shares outstanding (thousands):	418,607	420,174	448,381	450,136	469,436	471,497
Effect of share-based compensation	1,567	1,714	1,755	3,074	2,061	2,234
Weighted-average common shares outstanding—EPS	420,174	421,888	450,136	453,210	471,497	473,731

Earnings Per Share of Common Stock (dollars)	$5.01	4.99	15.56	15.48	23.36	23.27

Note 15—Debt

Short-term and long-term debt at December 31 was:

	Millions of Dollars
	December 31, 2024
	Phillips 66	Phillips 66 Company	Phillips 66 Partners	DCP LP	Total

3.605% Senior Notes due February 2025	$—	—	59	—	59
5.375% Senior Notes due July 2025	—	—	—	525	525
1.300% Senior Notes due February 2026	500	—	—	—	500
3.550% Senior Notes due October 2026	—	458	34	—	492
5.625% Senior Notes due July 2027	—	—	—	500	500
4.950% Senior Notes due December 2027	—	750	—	—	750
3.750% Senior Notes due March 2028	—	427	73	—	500
3.900% Senior Notes due March 2028	800	—	—	—	800
5.125% Senior Notes due May 2029	—	—	—	600	600
3.150% Senior Notes due December 2029	—	570	30	—	600
8.125% Senior Notes due August 2030	—	—	—	300	300
2.150% Senior Notes due December 2030	850	—	—	—	850
5.250% Senior Notes due June 2031	—	1,200	—	—	1,200
3.250% Senior Notes due February 2032	—	—	—	400	400
5.300% Senior Notes due June 2033	—	900	—	—	900
4.650% Senior Notes due November 2034	1,000	—	—	—	1,000
4.950% Senior Notes due March 2035	—	600	—	—	600
6.450% Senior Notes due November 2036	—	—	—	300	300
6.750% Senior Notes due September 2037	—	—	—	450	450
5.875% Senior Notes due May 2042	1,500	—	—	—	1,500
5.600% Senior Notes due April 2044	—	—	—	400	400
4.875% Senior Notes due November 2044	1,700	—	—	—	1,700
4.680% Senior Notes due February 2045	—	442	8	—	450
4.900% Senior Notes due October 2046	—	605	20	—	625
3.300% Senior Notes due March 2052	1,000	—	—	—	1,000
5.650% Senior Notes due June 2054	—	500	—	—	500
5.500% Senior Notes due March 2055	—	600	—	—	600
Commercial paper due January 2025 at 4.695% at year-end 2024	435	—	—	—	435
Uncommitted Facility due July 2025 at 5.300% at year-end 2024	—	400	—	—	400
Receivables Securitization Facility due September 2025 at 5.182% at year-end 2024	—	375	—	—	375
Floating Rate Term Loan due June 2026 at 5.445% at year-end 2024	—	550	—	—	550
Other	1	—	—	—	1
Debt at face value	7,786	8,377	224	3,475	19,862
Finance leases					352
Software obligations					17
Net unamortized discounts, debt issuance costs and acquisition fair value adjustments					(169)
Total debt					20,062
Short-term debt					(1,831)
Long-term debt					$18,231

	Millions of Dollars
	December 31, 2023
	Phillips 66	Phillips 66 Company	Phillips 66 Partners	DCP LP	Total

0.900% Senior Notes due February 2024	$800	—	—	—	800
2.450% Senior Notes due December 2024	—	277	23	—	300
3.605% Senior Notes due February 2025	—	441	59	—	500
3.850% Senior Notes due April 2025	650	—	—	—	650
5.375% Senior Notes due July 2025	—	—	—	825	825
1.300% Senior Notes due February 2026	500	—	—	—	500
3.550% Senior Notes due October 2026	—	458	34	—	492
5.625% Senior Notes due July 2027	—	—	—	500	500
4.950% Senior Notes due December 2027	—	750	—	—	750
3.750% Senior Notes due March 2028	—	427	73	—	500
3.900% Senior Notes due March 2028	800	—	—	—	800
5.125% Senior Notes due May 2029	—	—	—	600	600
3.150% Senior Notes due December 2029	—	570	30	—	600
8.125% Senior Notes due August 2030	—	—	—	300	300
2.150% Senior Notes due December 2030	850	—	—	—	850
3.250% Senior Notes due February 2032	—	—	—	400	400
5.300% Senior Notes due June 2033	—	500	—	—	500
4.650% Senior Notes due November 2034	1,000	—	—	—	1,000
6.450% Senior Notes due November 2036	—	—	—	300	300
6.750% Senior Notes due September 2037	—	—	—	450	450
5.875% Senior Notes due May 2042	1,500	—	—	—	1,500
5.600% Senior Notes due April 2044	—	—	—	400	400
4.875% Senior Notes due November 2044	1,700	—	—	—	1,700
4.680% Senior Notes due February 2045	—	442	8	—	450
4.900% Senior Notes due October 2046	—	605	20	—	625
3.300% Senior Notes due March 2052	1,000	—	—	—	1,000
Securitization facility due August 2024	—	—	—	350	350
Floating Rate Term Loan due June 2026 at 6.456% at year-end 2023	—	1,250	—	—	1,250
Floating Rate Advance Term Loan due 2035 at 6.096% at year-end 2023—related party	25	—	—	—	25
Floating Rate Advance Term Loan due 2038 at 6.490% at year-end 2023—related party	265	—	—	—	265
Revolving Credit Facility due 2027 6.512% at year-end 2023	—	—	—	25	25
Other	1	—	—	—	1
Debt at face value	9,091	5,720	247	4,150	19,208
Finance leases					305
Software obligations					13
Net unamortized discounts, debt issuance costs and acquisition fair value adjustments					(167)
Total debt					19,359
Short-term debt					(1,482)
Long-term debt					$17,877

Maturities of borrowings outstanding at December 31, 2024, inclusive of net unamortized discounts and debt issuance costs, for each of the years from 2025 through 2029 are $1,831 million, $1,578 million, $1,262 million, $1,331 million and $1,228 million, respectively.

Issuances
On September 9, 2024, Phillips 66 Company, a wholly owned subsidiary of Phillips 66, issued $1.8 billion aggregate principal amount of senior unsecured notes that are fully and unconditionally guaranteed by Phillips 66. The senior unsecured notes issuance consisted of:

•$600 million aggregate principal amount of 5.250% Senior Notes due 2031 (Additional 2031 Notes).
•$600 million aggregate principal amount of 4.950% Senior Notes due 2035 (2035 Notes).
•$600 million aggregate principal amount of 5.500% Senior Notes due 2055 (2055 Notes).

Interest on the Additional 2031 Notes is payable semi-annually on June 15 and December 15 of each year and commenced on December 15, 2024. Interest on the 2035 Notes and 2055 Notes is payable semi-annually on March 15 and September 15, commencing on March 15, 2025.

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

Repayments
On December 16, 2024, upon maturity, Phillips 66 Company and Phillips 66 Partners repaid the 2.450% Senior Notes due December 2024 with an aggregate principal amount of $300 million.

On March 29, 2024, DCP LP redeemed $300 million of its 5.375% Senior Notes due July 2025. After the redemption, an aggregate principal amount of $525 million remained outstanding.

On March 4, 2024, Phillips 66 Company repaid $700 million of the $1.25 billion borrowed under its delayed draw term loan that matures in June 2026.

On February 15, 2024, upon maturity, Phillips 66 repaid its 0.900% senior notes due February 2024 with an aggregate principal amount of $800 million.

On May 19, 2023, DCP LP redeemed its 5.850% junior subordinated notes due May 2043 with an aggregate principal amount outstanding of $550 million. On the date of redemption, our carrying value of DCP LP’s junior subordinated notes was $497 million, which resulted in a $53 million before-tax loss. DCP LP’s junior subordinated notes were adjusted to fair value on August 17, 2022, in connection with the consolidation of DCP LP. See Note 19—Fair Value Measurements, for additional information regarding the fair value of DCP LP’s junior subordinated notes.

On March 15, 2023, DCP LP repaid its 3.875% senior unsecured notes due March 2023 with an aggregate principal amount of $500 million.

Discharge of Senior Notes
On September 20, 2024, we extinguished (i) the remaining $441 million outstanding principal amount of Phillips 66 Company’s 3.605% senior notes due February 2025 (2025 P66 Co Notes), and (ii) the remaining $650 million outstanding principal amount of Phillips 66’s 3.850% senior notes due April 2025 (the 2025 PSX Notes, and together with the 2025 P66 Co Notes, the Discharged Notes), whereby we irrevocably transferred a total of $1,100 million in government obligations to the trustee of the 2025 P66 Co Notes and the 2025 PSX Notes. The cash paid to purchase the government obligations is included within investing cash flows on our consolidated statement of cash flows. These government obligations will yield sufficient principal and interest over their remaining term to permit the trustee to satisfy the remaining principal and interest due on the Discharged Notes. Phillips 66 and Phillips 66 Company are no longer the primary obligors under the Discharged Notes. The transfer of the government obligations to the trustee was accounted for as a transfer of financial assets. If the trustee is unable to apply the government obligations to fund the remaining principal and interest payments on the Discharged Notes, then the Company’s obligations under the Indenture with respect to the Discharged Notes will be revived and reinstated. We deem the likelihood of such event to be remote with no impact to the legal isolation of the assets. Accordingly, the senior notes and the government obligations were derecognized on our balance sheet at December 31, 2024. For the year ended December 31, 2024, we recognized an immaterial gain on the extinguishment of this debt.

Term Loan Agreement
On March 27, 2023, Phillips 66 Company, a wholly owned subsidiary of Phillips 66, entered into a $1.5 billion delayed draw term loan agreement guaranteed by Phillips 66 (the Term Loan Agreement). The Term Loan Agreement provides for a single borrowing during a 90-day period commencing on the closing date, which borrowing was contingent upon the completion of the DCP LP Merger. The Term Loan Agreement contains customary covenants similar to those contained in our revolving credit agreement, including a maximum consolidated net debt-to-capitalization ratio of 65% as of the last day of each fiscal quarter. The Term Loan Agreement has customary events of default, such as nonpayment of principal when due; nonpayment of interest, fees or other amounts after grace periods; and violation of covenants. We may at any time prepay outstanding borrowings under the Term Loan Agreement, in whole or in part, without premium or penalty. Outstanding borrowings under the Term Loan Agreement bear interest at either: (a) the adjusted term Secured Overnight Financing Rate (SOFR) in effect from time to time plus the applicable margin; or (b) the reference rate plus the applicable margin, as defined in the Term Loan Agreement. At December 31, 2024 and 2023, $550 million and $1.25 billion were borrowed under the Term Loan Agreement, which matures in June 2026, respectively.

Related Party Advance Term Loan Agreements
At December 31, 2023, borrowings outstanding under our Advance Term Loan agreements with WRB totaled $290 million. Borrowings under these agreements were due between 2035 and 2038 and bore interest at a floating rate based on an adjusted term SOFR plus an applicable margin, payable on the last day of each month. On December 31, 2024, WRB distributed its Advance Term Loan with a principal balance of $290 million, including the right to receive any accrued but unpaid interest, to Phillips 66 Company, resulting in the reduction of our related party debt balance and our investment in WRB by $290 million. The distribution was recognized as a non-cash investing and financing transaction.

Accounts Receivable Securitization
On September 30, 2024, Phillips 66 Company entered into a 364-day, $500 million accounts receivable securitization facility (the Receivables Securitization Facility). Under the Receivables Securitization Facility, Phillips 66 Company sells or contributes on an ongoing basis, certain of its receivables, together with related security and interests in the proceeds thereof, to its wholly owned subsidiary, Phillips 66 Receivables LLC (P66 Receivables), a consolidated and bankruptcy-remote special purpose entity created for the sole purpose of transacting under the Receivables Securitization Facility. Under the Receivables Securitization Facility, P66 Receivables may borrow and incur indebtedness from, and/or sell certain receivables in an amount not to exceed $500 million in the aggregate, and will secure its obligations with a pledge of undivided interests in such receivables, together with related security and interests in the proceeds thereof, to PNC Bank, National Association, as Administrative Agent, for the benefit of the secured parties thereunder. Accounts outstanding under the Receivables Securitization Facility accrue interest at an adjusted SOFR plus the applicable margin. In all instances, Phillips 66 Company retains the servicing of the accounts receivables transferred.

P66 Receivables’ sole activity consists of purchasing receivables from Phillips 66 Company, providing those receivables as collateral for P66 Receivables’ borrowings or on-selling certain of its receivables under the Receivables Securitization Facility. P66 Receivables is a separate legal entity with its own separate creditors, who will be entitled, upon its liquidation, to be satisfied out of P66 Receivables’ assets prior to assets or value in P66 Receivables becoming available to P66 Receivables’ equity holders. The assets of P66 Receivables, including any funds of P66 Receivables that may be commingled with funds of any of its affiliates for purposes of cash management and related efficiencies, are not available to pay creditors of Phillips 66 Company, Phillips 66 or any affiliate thereof. Collections on receivables in excess of amounts owed by P66 Receivables under the Receivables Securitization Facility are available to P66 Receivables for payment to Phillips 66 Company, for sales of its receivables to P66 Receivables under the Receivables Securitization Facility, and otherwise for distribution to Phillips 66 Company, in each case, subject to the terms set forth in the Receivables Securitization Facility. The amount available for borrowing or sale of receivables may be limited by the availability of eligible receivables and other customary factors and conditions, as well as the covenants set forth in the Receivables Securitization Facility.

Sales of accounts receivables under the Receivables Securitization Facility meet the sale criteria under ASC 860, Transfers and Servicing, and are derecognized from the consolidated balance sheet. P66 Receivables guarantees payment, in full, for accounts receivables sold to the purchasers. Cash receipts from the sale of accounts receivables under the Receivables Securitization Facility, received at the time of sale, are classified as cash flows from operating activities. For the year-ended December 31, 2024, we sold $125 million of accounts receivables in exchange for a $125 million reduction in our borrowings under the Receivables Securitization Facility, which was recognized as a non-cash financing transaction. We recognized an immaterial charge associated with the transfer of financial assets, which is included as a component within the line item “Selling, general and administrative expense” on our consolidated statement of income during the year ended December 31, 2024. At December 31, 2024, $121 million of the sold accounts receivable remained outstanding, which represents our maximum potential future exposure under the guarantee.

Borrowings under the Receivables Securitization Facility are recognized as short-term debt on the consolidated balance sheet. Borrowings are secured by the accounts receivables, held by P66 Receivables, which remain reported as accounts receivables on the consolidated balance sheet. At December 31, 2024, we had outstanding borrowings of $375 million under the Receivables Securitization Facility, secured by approximately $4.6 billion of accounts receivable held by P66 Receivables.

At December 31, 2024, we had no unused capacity under the Receivables Securitization Facility.

Credit Facilities and Commercial Paper

Phillips 66 and Phillips 66 Company
On January 13, 2025, we entered into a $200 million uncommitted credit facility (the 2025 Uncommitted Facility) with Phillips 66 Company as the borrower and Phillips 66 as the guarantor. The 2025 Uncommitted Facility contains covenants and events of default customary for unsecured uncommitted facilities. The 2025 Uncommitted Facility has no commitment fees or compensating balance requirements. Outstanding borrowings under the 2025 Uncommitted Facility bear interest at a rate of either (a) the adjusted term SOFR plus the applicable margin, (b) the adjusted daily simple SOFR plus the applicable margin or (c) the base rate, in each case plus the applicable margin. Each borrowing matures six months from the date of such borrowing. We may at any time prepay outstanding borrowings, in whole or in part, without premium or penalty. At February 21, 2025, no amount had been drawn under the 2025 Uncommitted Facility.

On June 25, 2024, we entered into a $400 million uncommitted credit facility (the 2024 Uncommitted Facility) with Phillips 66 Company as the borrower and Phillips 66 as the guarantor. The 2024 Uncommitted Facility contains covenants and events of default customary for unsecured uncommitted facilities. The 2024 Uncommitted Facility has no commitment fees or compensating balance requirements. Outstanding borrowings under the 2024 Uncommitted Facility bear interest at a rate of either (a) the adjusted term SOFR, (b) the adjusted daily simple SOFR or (c) the reference rate, in each case plus the applicable margin. Each borrowing matures six months from the date of such borrowing. We may at any time prepay outstanding borrowings, in whole or in part, without premium or penalty. At December 31, 2024, the entire $400 million had been drawn under the 2024 Uncommitted Facility.

On February 28, 2024, we entered into a new $5 billion revolving credit agreement (the Facility) with Phillips 66 Company as the borrower and Phillips 66 as the guarantor and a scheduled maturity date of February 28, 2029. The Facility replaced our previous $5 billion revolving credit facility dated as of June 23, 2022, with Phillips 66 Company as the borrower and Phillips 66 as the guarantor, and the previous revolving credit facility was terminated. The Facility contains customary covenants similar to the previous revolving credit facility, including a maximum consolidated net debt-to-capitalization ratio of 65% as of the last day of each fiscal quarter. The Facility has customary events of default, such as nonpayment of principal when due; nonpayment of interest, fees or other amounts after grace periods; and violation of covenants. We may at any time prepay outstanding borrowings under the Facility, in whole or in part, without premium or penalty. We have the option to increase the overall capacity to $6 billion, subject to certain conditions. We also have the option to extend the scheduled maturity of the Facility for up to two additional one-year terms, subject to, among other things, the consent of the lenders holding the majority of the commitments and of each lender extending its commitment. Outstanding borrowings under the Facility bear interest at either: (a) the adjusted term SOFR (as described in the Facility) in effect from time to time plus the applicable margin; or (b) the reference rate (as described in the Facility) plus the applicable margin. The pricing levels for the commitment fee and interest-rate margins are determined based on the ratings in effect for our senior unsecured long-term debt from time to time. At December 31, 2024 and 2023, no amounts were drawn under the Facility or the previous revolving credit facility, respectively.

Phillips 66 also has a $5 billion uncommitted commercial paper program for short-term working capital needs that is supported by the Facility. Commercial paper maturities are contractually limited to less than one year. At December 31, 2024, $435 million of commercial paper had been issued under this program. At December 31, 2023, no borrowings were outstanding under this program.

DCP Midstream Class A Segment
On March 15, 2024, DCP LP terminated its $1.4 billion credit facility and its accounts receivable securitization facility that previously provided for up to $350 million of borrowing capacity. At December 31, 2023, DCP LP had $25 million in borrowings outstanding under its $1.4 billion credit facility and $350 million of borrowings outstanding under its accounts receivable securitization facility, both of which were repaid during the three months ended March 31, 2024.

Total Committed Capacity Available
At December 31, 2024, and 2023, we had $4.6 billion and $6.4 billion, respectively, of total committed capacity available under the credit facilities described above.

Note 16—Guarantees

At December 31, 2024, we were liable for certain contingent obligations under various contractual arrangements as described below. We recognize a liability for the fair value of our obligation as a guarantor for newly issued or modified guarantees. Unless the carrying amount of the liability is noted below, we have not recognized a liability either because the guarantees were issued prior to December 31, 2002, or because the fair value of the obligation is immaterial. In addition, unless otherwise stated, we are not currently performing with any significance under the guarantees and expect future performance to be either immaterial or have only a remote chance of occurrence.

Lease Residual Value Guarantees
Under the operating lease agreement for our headquarters facility in Houston, Texas, we have the option, at the end of the lease term in September 2025, to request to renew the lease, purchase the facility or assist the lessor in marketing it for resale. We have a residual value guarantee associated with the operating lease agreement with a maximum potential future exposure of $514 million at December 31, 2024. We also have residual value guarantees associated with railcar, airplane and truck leases with maximum potential future exposures totaling $175 million. These leases have remaining terms of one to ten years.

Guarantees of Joint Venture Obligations
In March 2019, Phillips 66 Partners and its co-venturers in Dakota Access provided a CECU in conjunction with a senior unsecured notes offering. See Note 9—Investments, Loans and Long-Term Receivables, for additional information regarding Dakota Access and the CECU.

At December 31, 2024, we also had other guarantees outstanding primarily for our portion of certain joint venture debt, which have remaining terms of up to five years. The maximum potential future exposures under these guarantees were approximately $189 million. Payment would be required if a joint venture defaults on its obligations.

Indemnifications
Over the years, we have entered into various agreements to sell ownership interests in certain corporations, joint ventures and assets that gave rise to indemnifications. Agreements associated with these sales include indemnifications for taxes, litigation, environmental liabilities, permits and licenses, employee claims, and real estate tenant defaults. The provisions of these indemnifications vary greatly. The majority of these indemnifications are related to environmental issues, which generally have indefinite terms and potentially unlimited exposure. At December 31, 2024 and 2023, the carrying amount of recorded indemnifications was $125 million and $159 million, respectively.

We amortize the indemnification liability over the relevant time period, if one exists, based on the facts and circumstances surrounding each type of indemnity. In cases where the indemnification term is indefinite, we will reverse the liability when we have information to support the reversal. Although it is reasonably possible future payments may exceed amounts recorded, due to the nature of the indemnifications, it is not possible to make a reasonable estimate of the maximum potential amount of future payments. At December 31, 2024 and 2023, environmental accruals for known contamination of $100 million and $114 million, respectively, were included in the carrying amount of the recorded indemnifications noted above. These environmental accruals were primarily included in the “Asset retirement obligations and accrued environmental costs” line item on our consolidated balance sheet. For additional information about environmental liabilities, see Note 13—Asset Retirement Obligations and Accrued Environmental Costs and Note 17—Contingencies and Commitments.

Additionally, P66 Receivables has guaranteed all borrowings and receivables sold under our Receivables Securitization Facility. See Note 15—Debt for information regarding the guarantee under our Receivables Securitization Facility.

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

Note 17—Contingencies and Commitments

A number of lawsuits involving a variety of claims that arose in the ordinary course of business have been filed against us or are subject to indemnifications provided by us. We also may be required to remove or mitigate the effects on the environment of the placement, storage, disposal or release of certain chemical, mineral and petroleum substances at various active and inactive sites. We regularly assess the need for financial recognition or disclosure of these contingencies. In the case of all known contingencies (other than those related to income taxes), we accrue a liability when the loss is probable and the amount is reasonably estimable. If a range of amounts can be reasonably estimated and no amount within the range is a better estimate than any other amount, then the minimum of the range is accrued. We do not reduce these liabilities for potential insurance or third-party recoveries. If applicable, we accrue receivables for probable insurance or other third-party recoveries. In the case of income tax-related contingencies, we use a cumulative probability-weighted loss accrual in cases where sustaining a tax position is uncertain. See Note 24—Income Taxes, for additional information about income-tax-related contingencies.

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

We are currently participating in environmental assessments and cleanups at numerous federal Superfund and comparable state sites. After an assessment of environmental exposures for cleanup and other costs, we make accruals on an undiscounted basis (except those pertaining to sites acquired in a business combination, which we record on a discounted basis) for planned investigation and remediation activities for sites where it is probable future costs will be incurred and these costs can be reasonably estimated. We have not reduced these accruals for possible insurance recoveries. In the future, we may be involved in additional environmental assessments, cleanups and proceedings. See Note 13—Asset Retirement Obligations and Accrued Environmental Costs, for a summary of our accrued environmental liabilities.

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

Propel Fuels Litigation
In late 2017, as part of Phillips 66 Company’s evaluation of various opportunities in the renewable fuels business, Phillips 66 Company engaged with Propel Fuels, Inc. (Propel Fuels), a California company that distributes E85 and other alternative fuels through fueling kiosks. Ultimately, the parties were not able to reach an agreement and negotiations were terminated in August 2018. On February 17, 2022, Propel Fuels filed a lawsuit in the Superior Court of California, County of Alameda (the Propel Court), alleging that Phillips 66 Company misappropriated trade secrets related to Propel Fuels’ renewable fuels business during and after due diligence. On October 16, 2024, a jury returned a verdict against Phillips 66 Company for $604.9 million in compensatory damages and issued a willfulness finding. In 2025, the Propel Court is expected to rule on motions anticipated to be filed by Propel Fuels seeking exemplary damages and attorneys’ fees. Propel Fuels has asked the Propel Court to grant treble damages and Phillips 66 Company has filed a brief in opposition to that request. Also in 2025, the Propel Court is expected to rule on Phillips 66 Company’s motions for a judgment in its favor as a matter of law, or in the alternative to reduce the jury’s verdict or to grant a new trial. Phillips 66 Company denies any wrongdoing and intends to vigorously defend its position. As a result of the jury verdict, the Company has recorded an accrual of $604.9 million which is included in the “Selling, general and administrative expenses” line on our consolidated statement of income for the year ended December 31, 2024, and is reported in the M&S segment. In addition, the accrued amount is reflected as “Other liabilities and deferred credits” on our consolidated balance sheet as of December 31, 2024. However, it is reasonably possible that the estimate of the loss could change based on the progression of the case, including the appeals process. Because of the uncertainties associated with ongoing litigation, we are unable to estimate the range of reasonably possible loss that may be attributable to exemplary damages, if any, in excess of the amount accrued. If information were to become available that would allow us to reasonably estimate a range of potential exposure in an amount higher or lower than the amount already accrued, we would adjust our accrued liabilities accordingly. While Phillips 66 Company believes the jury verdict is not legally or factually supported and intends to pursue post-judgment remedies and file an appeal, there can be no assurances that such defense efforts will be successful. To the extent Phillips 66 Company is required to pay exemplary damages, it may have a material adverse effect on our financial position and results of operations.

Other Contingencies
We have contingent liabilities resulting from throughput agreements with pipeline and processing companies not associated with financing arrangements. Under these agreements, we may be required to provide any such company with additional funds through advances and penalties for fees related to throughput capacity not utilized.

At December 31, 2024, we had performance obligations secured by letters of credit and bank guarantees of $804 million related to various purchase and other commitments incident to the ordinary conduct of business.

Long-Term Throughput Agreements and Take-or-Pay Agreements
We have certain throughput agreements and take-or-pay agreements in support of third-party financing arrangements. The agreements typically provide for crude oil transportation to be used in the ordinary course of our business. At December 31, 2024, the estimated aggregate future payments under these agreements were on average $315 million per year for each year from 2025 through 2029 and $369 million in aggregate for all years after 2029. For the years ended December 31, 2024, 2023 and 2022, total payments under these agreements were $319 million, $319 million and $323 million, respectively.

Note 18—Derivatives and Financial Instruments

Derivative Instruments
We use financial and commodity-based derivative contracts to manage exposures to fluctuations in commodity prices, interest rates and foreign currency exchange rates, or to capture market opportunities. Because we do not apply hedge accounting for commodity derivative contracts, all realized and unrealized gains and losses from commodity derivative contracts are recognized in our consolidated statement of income. Gains and losses from derivative contracts held for trading not directly related to our physical business are reported net in the “Other income” line item on our consolidated statement of income. Unrealized gains on the foreign currency derivative entered into in connection with the sale of our 49% ownership interest in Coop are reported in the “Net gain on dispositions” line item on our consolidated statement of income. Cash flows from all our derivative activity for the periods presented appear in the operating section on our consolidated statement of cash flows.

Purchase and sales contracts with firm minimum notional volumes for commodities that are readily convertible to cash are recorded on our consolidated balance sheet as derivatives unless the contracts are eligible for, and we elect, the normal purchases and normal sales exception, whereby the contracts are recorded on an accrual basis. We generally apply the normal purchases and normal sales exception to eligible crude oil, refined petroleum product, NGL, natural gas, renewable feedstocks, and power commodity contracts to purchase or sell quantities we expect to use or sell in the normal course of business. All other derivative instruments are recorded at fair value on our consolidated balance sheet. For further information on the fair value of derivatives, see Note 19—Fair Value Measurements.

Commodity Derivative Contracts—We sell into or receive supply from the worldwide crude oil, refined petroleum product, NGL, natural gas, renewable feedstocks and renewable fuels, and electric power markets, exposing our revenues, purchases, cost of operating activities and cash flows to fluctuations in the prices for these commodities. Generally, our policy is to remain exposed to the market prices of commodities; however, we use futures, forwards, swaps and options in various markets to balance physical systems, meet customer needs, manage price exposures on specific transactions, and do a limited amount of trading not directly related to our physical business, all of which may reduce our exposure to fluctuations in market prices. We also use the market knowledge gained from these activities to capture market opportunities such as moving physical commodities to more profitable locations, storing commodities to capture seasonal or time premiums, and blending commodities to capture quality upgrades.

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

	Millions of Dollars
	December 31, 2024				December 31, 2023
	Commodity Derivatives		Effect of Collateral Netting	Net Carrying Value Presented on the Balance Sheet	Commodity Derivatives		Effect of Collateral Netting	Net Carrying Value Presented on the Balance Sheet
	Assets	Liabilities			Assets	Liabilities
Assets
Prepaid expenses and other current assets	$1,021	(922)	—	99	2,148	(2,005)	—	143
Other assets	—	—	—	—	19	(2)	—	17
Liabilities
Other accruals	1,136	(1,226)	46	(44)	1,034	(1,127)	18	(75)
Other liabilities and deferred credits	60	(71)	16	5	—	(14)	—	(14)
Total	$2,217	(2,219)	62	60	3,201	(3,148)	18	71

At December 31, 2024, and 2023, there was no material cash collateral received or paid that was not offset on our consolidated balance sheet.

The realized and unrealized gains (losses) incurred from commodity derivatives, and the line items where they appear on our consolidated statement of income, were:

	Millions of Dollars
	2024	2023	2022

Sales and other operating revenues	$35	137	(128)
Other income	48	99	79
Purchased crude oil and products	(5)	(269)	(348)
Net gain (loss) from commodity derivative activity	$78	(33)	(397)

The following table summarizes our material net exposures resulting from outstanding commodity derivative contracts. These financial and physical derivative contracts are primarily used to manage price exposure on our underlying operations. The underlying exposures may be from nonderivative positions such as inventory volumes. Financial derivative contracts may also offset physical derivative contracts, such as forward purchase and sales contracts. The percentage of our derivative contract volumes expiring within the next 12 months was more than 90% at December 31, 2024 and 2023.

	Open Position Long / (Short)
	2024	2023
Commodity
Crude oil, refined petroleum products, NGL and renewable feedstocks (millions of barrels)	(22)	(22)
Natural gas (billions of cubic feet)	(14)	(25)

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

The aggregate fair values of all derivative instruments with such credit-risk-related contingent features that were in a liability position were immaterial at December 31, 2024 and 2023.

Note 19—Fair Value Measurements

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
When applicable, we determine the fair value of foreign currency derivatives based on observable market data and classify the resulting fair values as Level 2.
•Rabbi trust assets—These deferred compensation investments are measured at fair value using unadjusted quoted prices available from national securities exchanges and are therefore categorized as Level 1 in the fair value hierarchy.

•Investment in NOVONIX—At December 31, 2024, our investment in NOVONIX was 13.75%, which is measured at fair value using unadjusted quoted prices available from the Australian Securities Exchange and is therefore categorized as Level 1 in the fair value hierarchy.
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

The carrying values and fair values by hierarchy of our financial assets and liabilities, either carried or disclosed at fair value, including any effects of counterparty and collateral netting, were:

	Millions of Dollars
	December 31, 2024
	Fair Value Hierarchy			Total Fair Value of Gross Assets & Liabilities	Effect of Counterparty Netting	Effect of Collateral Netting	Difference in Carrying Value and Fair Value	Net Carrying Value Presented on the Balance Sheet
	Level 1	Level 2	Level 3
Commodity Derivative Assets
Exchange-cleared instruments	$2,137	—	—	2,137	(2,111)	—	—	26
OTC instruments	—	7	—	7	—	—	—	7
Physical forward contracts	—	70	3	73	(7)	—	—	66
Rabbi trust assets	153	—	—	153	N/A	N/A	—	153
Investment in NOVONIX	36	—	—	36	N/A	N/A	—	36
Foreign currency derivative	—	67	—	67	N/A	N/A	—	67
	$2,326	144	3	2,473	(2,118)	—	—	355

Commodity Derivative Liabilities
Exchange-cleared instruments	$2,173	—	—	2,173	(2,111)	(62)	—	—
Physical forward contracts	—	45	1	46	(7)	—	—	39
Floating-rate debt	—	1,760	—	1,760	N/A	N/A	—	1,760
Fixed-rate debt, excluding finance leases and software obligations	—	16,913	—	16,913	N/A	N/A	1,020	17,933
	$2,173	18,718	1	20,892	(2,118)	(62)	1,020	19,732

	Millions of Dollars
	December 31, 2023
	Fair Value Hierarchy			Total Fair Value of Gross Assets & Liabilities	Effect of Counterparty Netting	Effect of Collateral Netting	Difference in Carrying Value and Fair Value	Net Carrying Value Presented on the Balance Sheet
	Level 1	Level 2	Level 3
Commodity Derivative Assets
Exchange-cleared instruments	$3,075	54	—	3,129	(3,039)	—	—	90
OTC instruments	—	1	—	1	—	—	—	1
Physical forward contracts	—	70	1	71	(2)	—	—	69
Rabbi trust assets	155	—	—	155	N/A	N/A	—	155
Investment in NOVONIX	39	—	—	39	N/A	N/A	—	39
	$3,269	125	1	3,395	(3,041)	—	—	354

Commodity Derivative Liabilities
Exchange-cleared instruments	$3,057	41	—	3,098	(3,039)	(18)	—	41
Physical forward contracts	—	50	—	50	(2)	—	—	48
Floating-rate debt	—	1,915	—	1,915	N/A	N/A	—	1,915
Fixed-rate debt, excluding finance leases and software obligations	—	16,718	—	16,718	N/A	N/A	408	17,126
	$3,057	18,724	—	21,781	(3,041)	(18)	408	19,130

The rabbi trust assets and investment in NOVONIX are recorded in the “Investments and long-term receivables” line item, the foreign currency derivative is recorded in the “Prepaid expenses and other current assets” line item, and floating-rate and fixed-rate debt are recorded in the “Short-term debt” and “Long-term debt” line items on our consolidated balance sheet. See Note 18—Derivatives and Financial Instruments, for information regarding where the assets and liabilities related to our commodity derivatives are recorded on our consolidated balance sheet.

Nonrecurring Fair Value Measurements

Equity Investments and PP&E
In the fourth quarter of 2024, we remeasured the carrying value of an equity method investment in a crude pipeline in Oklahoma to fair value. Fair value was determined using an income approach. The valuation resulted in a Level 3 nonrecurring fair value measurement.

In the second and third quarters of 2024, we remeasured the carrying value of the net PP&E and equity method investment in certain crude gathering, and gathering and processing asset groups in Texas to fair value. Fair value was determined using a market approach. These valuations resulted in Level 3 nonrecurring fair value measurements.

In the first quarter of 2024, we remeasured the carrying value of the net PP&E of certain crude oil processing and logistics assets in California to fair value. Fair value was determined using a market approach. These valuations resulted in Level 3 nonrecurring fair value measurements.

See Note 12—Impairments, for additional information regarding before-tax impairments recorded in 2024.

DCP Midstream Merger
On August 17, 2022, we and Enbridge agreed to merge DCP Midstream and Gray Oak Holdings with DCP Midstream as the surviving entity. As a result, we began consolidating the financial results of DCP Midstream Class A Segment, DCP Sand Hills and DCP Southern Hills, and accordingly, accounted for the business combination using the acquisition method of accounting, which required DCP Midstream Class A Segment’s, DCP Sand Hills’ and DCP Southern Hills’, assets and liabilities to be recorded at fair value as of the acquisition date on our consolidated balance sheet. See Note 5—Business Combinations, for additional information on the DCP Midstream Merger.

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

Gains Related to DCP Midstream Merger
In connection with the DCP Midstream Merger, we recognized before-tax gains totaling $2,831 million from remeasuring our previously held equity investments to their fair values and a before-tax gain of $182 million related to the transfer of a 35.75% indirect economic interest in Gray Oak Pipeline to our co-venturer. The fair values of our previously held equity interest in DCP Midstream and the equity interest in Gray Oak Pipeline we transferred were primarily based on DCP LP’s publicly traded common unit market price on the effective date of the DCP Midstream Merger, August 17, 2022, the cash consideration contributed and obligations that were deemed to be effectively settled. This valuation resulted in Level 1 nonrecurring fair value measurements. The fair values of our previously held equity interests in DCP Sand Hills and DCP Southern Hills were determined using the income approach. The income approach used discounted cash flow models that require various observable and non-observable inputs, such as tariffs, volumes, operating expenses, capital expenditures, terminal-year values and risk-adjusted discount rates. These valuations resulted in Level 3 nonrecurring fair value measurements.

Note 20—Equity

Preferred Stock
Phillips 66 has 500 million shares of preferred stock authorized, with a par value of $0.01 per share, none of which have been issued.

Treasury Stock
On October 25, 2023, our Board of Directors approved a $5 billion increase to our share repurchase authorization. Since the inception of our share repurchase program in 2012, our Board of Directors has authorized an aggregate of $25 billion of repurchases of our outstanding common stock, and we have repurchased 238 million shares at an aggregate cost of $21.5 billion. In 2024, we repurchased 24.2 million shares at an aggregate cost of $3.4 billion. Our share repurchase authorizations do not expire. Any future share repurchases will be made at the discretion of management and will depend on various factors including our share price, results of operations, financial condition and cash required for future business plans. Shares of stock repurchased are held as treasury shares.

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

Common Stock Dividends
On February 12, 2025, our Board of Directors declared a quarterly cash dividend of $1.15 per common share, payable March 5, 2025, to holders of record at the close of business on February 24, 2025.

Noncontrolling Interests
At December 31, 2024 and 2023, our noncontrolling interests primarily represented Enbridge’s indirect economic interest in DCP LP. On June 15, 2023, as part of the DCP LP Merger, we acquired all publicly held common units of DCP LP and eliminated the public common unit noncontrolling interest in our consolidated financial statements from the DCP LP Merger date, forward. See Note 3—DCP Midstream, LLC and DCP Midstream, LP Mergers, for further information on the DCP LP Merger and preferred unit redemptions.

Note 21—Leases

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

We discount lease obligations using our incremental borrowing rate. We separate costs for lease and service components for contracts involving marine vessels, consignment service stations, and refining processing equipment. For these contracts, we allocate the consideration payable between the lease and service components using the relative standalone prices of each component. For contracts involving all other asset types, we account for the lease and service components on a combined basis. For short-term leases, which are leases that, at the commencement date, have a lease term of 12 months or less and do not include an option to purchase the underlying asset that is reasonably certain to be exercised, we do not recognize the right-of-use (ROU) asset and corresponding lease liability on our consolidated balance sheet.

The following table indicates the consolidated balance sheet line items that include the ROU assets and lease liabilities for our finance and operating leases at December 31:

	Millions of Dollars
	2024		2023
	Finance Leases	Operating Leases	Finance Leases	Operating Leases
Right-of-Use Assets
Prepaid expenses and other current assets	$—	20	—	—
Net properties, plants and equipment	323	—	298	—
Other assets	—	1,300	—	1,116
Total right-of-use assets	$323	1,320	298	1,116

Lease Liabilities
Short-term debt	$30	—	25	—
Other accruals	—	421	—	362
Long-term debt	322	—	280	—
Other liabilities and deferred credits	—	934	—	790
Total lease liabilities	$352	1,355	305	1,152

Future minimum lease payments at December 31, 2024, for finance and operating lease liabilities were:

	Millions of Dollars
	Finance Leases	Operating Leases

2025	$44	476
2026	46	342
2027	37	254
2028	38	175
2029	34	101
Remaining years	284	178
Future minimum lease payments	483	1,526
Amount representing interest or discounts	(131)	(171)
Total lease liabilities	$352	1,355

Our finance lease liabilities relate primarily to our marketing business, service station consignment agreements with a marketing joint venture, and a crude oil terminal in the United Kingdom. The lease liability for the terminal finance lease is subject to foreign currency translation adjustments each reporting period.

Components of net lease cost for the years ended December 31 were:

	Millions of Dollars
	2024	2023	2022
Finance lease cost
Amortization of right-of-use assets	$33	30	24
Interest on lease liabilities	13	9	9
Total finance lease cost	46	39	33
Operating lease cost	478	390	387
Short-term lease cost	88	76	63
Variable lease cost	53	55	19
Sublease income	(19)	(12)	(13)
Total net lease cost	$646	548	489

Cash paid for amounts included in the measurement of our lease liabilities for the years ended December 31 was:

	Millions of Dollars
	2024	2023	2022
Operating cash outflows—finance leases	$13	15	11
Operating cash outflows—operating leases	473	390	392
Financing cash outflows—finance leases	28	19	32

During the years ended December 31, 2024, 2023 and 2022, we recorded noncash ROU assets and corresponding operating lease liabilities totaling $547 million, $398 million and $269 million, respectively, related to new and modified lease agreements.

The weighted-average remaining lease terms and discount rates for our lease liabilities at December 31 were:

	2024	2023
Weighted-average remaining lease term—finance leases (years)	13.0	13.4
Weighted-average remaining lease term—operating leases (years)	4.9	4.9

Weighted-average discount rate—finance leases	4.4%	3.9
Weighted-average discount rate—operating leases	4.8	4.5

Note 22—Pension and Postretirement Plans

The following table provides a reconciliation of the projected benefit obligations and plan assets for our pension plans and accumulated benefit obligations for our other postretirement benefit plans:

	Millions of Dollars
	Pension Benefits				Other Benefits
	2024		2023		2024	2023
	U.S.	Int’l.	U.S.	Int’l.
Change in Benefit Obligations
Benefit obligations at January 1	$2,260	752	2,209	675	150	156
Service cost	116	14	108	13	3	3
Interest cost	114	32	118	31	7	8
Plan participant contributions	—	3	—	2	7	7
Actuarial loss (gain)	68	(48)	58	30	(8)	2
Benefits paid	(209)	(34)	(233)	(33)	(22)	(26)
Foreign currency exchange rate change	—	(22)	—	34	—	—
Benefit obligations at December 31	$2,349	697	2,260	752	137	150

Change in Fair Value of Plan Assets
Fair value of plan assets at January 1	$2,139	778	1,778	707	—	—
Actual return on plan assets	172	14	203	44	—	—
Company contributions	19	5	391	20	15	19
Plan participant contributions	—	3	—	2	7	7
Benefits paid	(209)	(34)	(233)	(33)	(22)	(26)
Foreign currency exchange rate change	—	(15)	—	38	—	—
Fair value of plan assets at December 31	$2,121	751	2,139	778	—	—

Funded Status at December 31	$(228)	54	(121)	26	(137)	(150)

Amounts recognized in the consolidated balance sheet for our pension and other postretirement benefit plans at December 31 include:

	Millions of Dollars
	Pension Benefits				Other Benefits
	2024		2023		2024	2023
	U.S.	Int’l.	U.S.	Int’l.
Amounts Recognized in the Consolidated Balance Sheet
Noncurrent assets	$—	181	—	157	—	—
Current liabilities	(60)	—	(55)	—	(15)	(20)
Noncurrent liabilities	(168)	(127)	(66)	(131)	(122)	(130)
Total recognized	$(228)	54	(121)	26	(137)	(150)

Included in accumulated other comprehensive loss at December 31 were the following before-tax amounts that had not been recognized in net periodic benefit cost:

	Millions of Dollars
	Pension Benefits				Other Benefits
	2024		2023		2024	2023
	U.S.	Int’l.	U.S.	Int’l.

Unrecognized net actuarial loss (gain)	$141	(16)	111	2	(54)	(51)

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):

	Millions of Dollars
	Pension Benefits				Other Benefits
	2024		2023		2024	2023
	U.S.	Int’l.	U.S.	Int’l.
Sources of Change in Other Comprehensive Income
Net actuarial gain (loss) arising during the period	$(49)	18	20	(26)	8	(2)
Amortization of net actuarial loss (gain) and settlements	19	—	28	(3)	(5)	(6)
Total recognized in other comprehensive income	$(30)	18	48	(29)	3	(8)

The accumulated benefit obligations for all U.S. and international pension plans were $2,218 million and $609 million, respectively, at December 31, 2024, and $2,101 million and $661 million, respectively, at December 31, 2023.

Information for U.S. and international pension plans with an accumulated benefit obligation in excess of plan assets at December 31 was:

	Millions of Dollars
	Pension Benefits
	2024		2023
	U.S.	Int’l.	U.S.	Int’l.

Accumulated benefit obligations	$100	134	101	136
Fair value of plan assets	—	13	—	13

Information for U.S. and international pension plans with a projected benefit obligation in excess of plan assets at December 31 was:

	Millions of Dollars
	Pension Benefits
	2024		2023
	U.S.	Int’l.	U.S.	Int’l.

Projected benefit obligations	$2,349	139	2,260	144
Fair value of plan assets	2,121	13	2,139	13

Components of net periodic benefit cost for all defined benefit plans are presented in the table below:

	Millions of Dollars
	Pension Benefits						Other Benefits
	2024		2023		2022		2024	2023	2022
	U.S.	Int’l.	U.S.	Int’l.	U.S.	Int’l.
Components of Net Periodic Benefit Cost
Service cost	$116	14	108	13	123	28	3	3	4
Interest cost	114	32	118	31	100	21	7	8	5
Expected return on plan assets	(153)	(45)	(126)	(43)	(135)	(56)	—	—	—
Amortization of prior service credit	—	—	—	—	—	(1)	—	—	(2)
Amortization of net actuarial loss (gain)	12	—	11	(3)	21	12	(5)	(6)	(2)
Settlement losses	7	—	17	—	53	9	—	—	—
Net periodic benefit cost (credit)*	$96	1	128	(2)	162	13	5	5	5
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

The following weighted-average assumptions were used to determine benefit obligations and net periodic benefit costs for years ended December 31:

	Pension Benefits				Other Benefits
	2024		2023		2024	2023
	U.S.	Int’l.	U.S.	Int’l.
Assumptions Used to Determine Benefit Obligations:
Discount rate	5.75%	4.99	5.35	4.36	5.70	5.45
Rate of compensation increase	4.25	3.74	4.30	3.34	—	—
Interest crediting rate on cash balance plan	4.88	—	3.98	—	—	—

Assumptions Used to Determine Net Periodic Benefit Cost:
Discount rate	5.35%	4.36	5.70	4.64	5.45	5.70
Expected return on plan assets	7.50	5.86	7.50	5.91	—	—
Rate of compensation increase	4.30	3.34	4.30	3.32	—	—
Interest crediting rate on cash balance plan	3.98	—	3.88	—	—	—

For both U.S. and international pension plans, the overall expected long-term rate of return is developed from the expected future return of each asset class, weighted by the expected allocation of pension assets to that asset class. We rely on a variety of independent market forecasts in developing the expected rate of return for each class of assets.

For the year ended December 31, 2024, actuarial losses resulted in increases in our U.S. pension benefit obligations of $68 million and actuarial gains resulted in a decrease in our international pension benefit obligation of $48 million. For the year ended December 31, 2023, actuarial losses resulted in increases in our U.S. and international pension benefit obligations of $58 million and $30 million, respectively. The primary driver for the actuarial losses in 2024 was changes in demographic experience. The primary driver for the actuarial gains in 2024 was increases in the discount rates. The primary driver for the actuarial losses in 2023 was decreases in the discount rates.

For the year ended December 31, 2024, the weighted-average actual return on plan assets was 7%, which resulted in an increase in our U.S. and international plan assets of $172 million and $14 million, respectively. For the year ended December 31, 2023, the weighted-average actual return on plan assets was 10%, which resulted in an increase in our U.S. and international plan assets of $203 million and $44 million, respectively. The primary driver of the return on plan assets in 2024 and 2023 was fluctuations in the equity and fixed income markets.

Our other postretirement benefit plans for health insurance are contributory. Effective December 31, 2012, we terminated the subsidy for retiree medical plans. Since January 1, 2013, eligible employees have been able to utilize notional amounts credited to an account during their period of service with the company to pay all, or a portion, of their cost to participate in postretirement health insurance. In general, employees hired after December 31, 2012, will not receive credits to an account, but will have unsubsidized access to health insurance through the plan. The cost of health insurance will be adjusted annually by the company’s actuary to reflect actual experience and expected health care cost trends. The measurement of the accumulated benefit obligation assumes a health care cost trend rate of 6.75% in 2025 that declines to 5% by 2032.

Plan Assets
The investment strategy for managing pension plan assets is to seek a reasonable rate of return relative to an appropriate level of risk and provide adequate liquidity for benefit payments and portfolio management. We follow a policy of diversifying pension plan assets across asset classes, investment managers, and individual holdings. As a result, our plan assets have no significant concentrations of credit risk. Asset classes that are considered appropriate include equities, fixed income, cash, real estate and infrastructure investments and insurance contracts. Plan fiduciaries may consider and add other asset classes to the investment program from time to time. The target allocations for plan assets are approximately 44% equity securities, 34% debt securities, 10% real estate investments and 12% in all other types of investments as of December 31, 2024. Generally, the investments in the plans are publicly traded, therefore minimizing the liquidity risk in the portfolio.

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

The fair values of our pension plan assets at December 31, by asset class, were:

	Millions of Dollars
	U.S.				International
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
2024
Equity securities	$298	—	—	298	—	—	—	—
Government debt securities	330	—	—	330	—	—	—	—
Corporate debt securities	—	109	—	109	—	—	—	—
Cash and cash equivalents	28	—	—	28	21	—	—	21
Insurance contracts	—	—	—	—	—	—	190	190
Total assets in the fair value hierarchy	656	109	—	765	21	—	190	211
Common/collective trusts measured at NAV				1,079				419
Real estate and infrastructure investments measured at NAV				277				121
Total	$656	109	—	2,121	21	—	190	751

	Millions of Dollars
	U.S.				International
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
2023
Equity securities	$295	—	—	295	—	—	—	—
Government debt securities	388	—	—	388	—	—	—	—
Corporate debt securities	—	101	—	101	—	—	—	—
Cash and cash equivalents	31	—	—	31	4	—	—	4
Insurance contracts	—	—	—	—	—	—	13	13
Total assets in the fair value hierarchy	714	101	—	815	4	—	13	17
Common/collective trusts measured at NAV				1,013				636
Real estate and infrastructure investments measured at NAV				311				125
Total	$714	101	—	2,139	4	—	13	778

The following table is a reconciliation of the changes in our Level 3 plan asset balance:

	Millions of Dollars
	2024	2023

Balance at January 1	$13	13
Transfer in	186	—
Actual return on plan assets	(6)	—
Foreign currency exchange rate change	(3)	—
Balance at December 31	$190	13

Our funding policy for U.S. plans is to contribute at least the minimum required by the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code of 1986, as amended. Contributions to international plans are subject to local laws and tax regulations. Actual contribution amounts are dependent upon plan asset returns, changes in pension obligations, regulatory environments, and other economic factors. In 2025, we expect to contribute approximately $75 million to our U.S. pension plans and other postretirement benefit plans and $5 million to our international pension plans.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid to plan participants in the years indicated:

	Millions of Dollars
	Pension Benefits		Other Benefits
	U.S.	Int’l.

2025	$266	26	16
2026	224	28	16
2027	227	29	15
2028	225	33	15
2029	231	34	15
2030-2034	1,168	183	69

Defined Contribution Plans
Most U.S. employees are eligible to participate in the Phillips 66 Savings Plan (Savings Plan). Employees can contribute up to 75% of their eligible pay, subject to certain statutory limits, in the Savings Plan to a choice of investment funds. For the years ended December 31, 2024, 2023, and 2022, Phillips 66 provided a company match of participant contributions up to 8% of eligible pay. For the years ended December 31, 2023 and 2022, Phillips 66 provided an additional Success Share contribution ranging from 0% to 4% of eligible pay based on management discretion.

For the years ended December 31, 2024, 2023 and 2022, we recorded expense of $155 million, $196 million and $210 million, respectively, related to our contributions to the Savings Plan.

Note 23—Share-Based Compensation Plans

Share-based payment awards, including stock options, stock appreciation rights, stock awards (including restricted stock and Restricted Stock Unit (RSU) awards), cash awards, and performance awards, are granted to our employees, nonemployee directors and other plan participants by the Human Resources and Compensation Committee (HRCC) of our Board of Directors under the applicable Omnibus Stock and Performance Incentive Plan of Phillips 66. Prior to May 11, 2022, share-based payment awards were granted under the 2013 Omnibus Stock and Performance Incentive Plan of Phillips 66 (the 2013 P66 Omnibus Plan). On May 11, 2022, Phillips 66’s shareholders approved the 2022 Omnibus Stock and Performance Incentive Plan of Phillips 66 (the 2022 P66 Omnibus Plan), which replaced the 2013 P66 Omnibus Plan. No future awards will be made under the 2013 P66 Omnibus Plan. As of December 31, 2024, approximately 12 million shares of Phillips 66’s common stock remained available to be issued to settle share-based payment awards under the 2022 P66 Omnibus Plan.

Total share-based compensation expense recognized in income and the associated income tax benefit for the years ended December 31 were:

	Millions of Dollars
	2024	2023	2022

Restricted stock units	$121	130	101
Performance share units	83	139	68
Stock options	4	19	17
Other	2	9	24
Total share-based compensation expense	$210	297	210

Income tax benefit	$(84)	(87)	(55)

Restricted Stock Units
Generally, RSUs are granted annually under the provisions of the applicable Phillips 66 incentive plan, and vest either ratably over three years following the grant date or cliff vest at the end of three years for awards granted in 2024 and 2023. For awards granted prior to 2023, RSUs cliff vest at the end of three years. The grant date fair value is equal to the average of the high and low market price of our stock on the grant date. The recipients receive a quarterly dividend equivalent cash payment until the RSU is settled by issuing one share of our common stock for each RSU at the end of the service period. RSUs granted to retirement-eligible employees are not subject to forfeiture ten months after the grant date for RSUs granted in 2024 and 2023, and six months after the grant date for RSUs granted prior to 2023. Special RSUs are granted to attract or retain key personnel and the terms and conditions may vary by award.

The following table summarizes our RSU activity from January 1, 2024, to December 31, 2024:

			Millions of Dollars
	Stock Units	Weighted-Average Grant-Date Fair Value	Total Fair Value

Outstanding at January 1, 2024	3,532,083	$89.80
Granted	873,735	145.65
Forfeited	(95,752)	117.15
Issued	(1,448,659)	83.34	$206
Outstanding at December 31, 2024	2,861,407	$109.20

Not Vested at December 31, 2024	1,945,190	$109.41

At December 31, 2024, the remaining unrecognized compensation cost from unvested RSU awards was $88 million, which will be recognized over a weighted-average period of 19 months, the longest period being 34 months.

During 2023 and 2022, we granted RSUs with a weighted-average grant-date fair value of $100.39 and $88.16, respectively. During 2023 and 2022, we issued shares with an aggregate fair value of $126 million and $102 million, respectively, to settle RSUs.

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

The following table summarizes our PSU activity from January 1, 2024, to December 31, 2024:

			Millions of Dollars
	Performance Share Units	Weighted-Average Grant-Date Fair Value	Total Fair Value

Outstanding at January 1, 2024	534,261	$37.57
Granted	1,007,525	130.22
Forfeited	—	—
Issued	(102,168)	36.83	$14
Cash settled	(1,007,525)	130.22	131
Outstanding at December 31, 2024	432,093	$37.75

At December 31, 2024, there was no remaining unrecognized compensation cost from unvested PSU awards.

During 2023 and 2022, we granted PSUs with a weighted-average grant-date fair value of $102.66 and $71.82, respectively. During 2023 and 2022, we issued shares with an aggregate fair value of $13 million and $9 million, respectively, to settle PSUs. During 2023 and 2022, we cash settled PSUs with an aggregate fair value of $36 million and $18 million, respectively.

Stock Options
Stock options granted under the provisions of the applicable Phillips 66 incentive plan and earlier plans permit purchases of our common stock at exercise prices equivalent to the average of the high and low market price of our stock on the date the options were granted. The options have terms of 10 years and vest ratably over three years following the grant date, with one-third of the options becoming exercisable each year on the grant date anniversary. Options granted to retirement-eligible employees are not subject to forfeiture ten months after the grant date for options granted in 2023 and six months after the grant date for options granted prior to 2023. No options were granted in 2024.

The following table summarizes our stock option activity from January 1, 2024, to December 31, 2024:

				Millions of Dollars
	Options	Weighted-Average Exercise Price	Weighted-Average Grant-Date Fair Value	Aggregate Intrinsic Value

Outstanding at January 1, 2024	5,117,914	$87.89
Granted	—	—	$—
Forfeited	(10,201)	97.05
Exercised	(1,051,247)	82.26		$68
Outstanding at December 31, 2024	4,056,466	$89.32

Vested at December 31, 2024	3,915,693	$88.93		$171

Exercisable at December 31, 2024	3,220,753	$87.62		$147

The weighted-average remaining contractual terms of vested options and exercisable options at December 31, 2024, were 5.75 and 5.35 years, respectively. During 2024, we received $86 million in cash and realized an income tax benefit of $16 million from the exercise of options. At December 31, 2024, the remaining unrecognized compensation expense from unvested options was $2 million, which will be recognized over a weighted-average period of 13 months, the longest period being 18 months.

During 2023 and 2022, we granted options with a weighted-average grant-date fair value of $27.45 and $17.02, respectively. During 2023 and 2022, employees exercised options with an aggregate intrinsic value of $52 million and $42 million, respectively.

The following table provides the significant assumptions used to calculate the grant-date fair values of options granted in 2023 and 2022, as calculated using the Black-Scholes-Merton option-pricing model:

	2023	2022

Risk-free interest rate	3.84%	1.97
Dividend yield	3.80%	5.10
Volatility factor	35.19%	33.67
Expected life (years)	6.78	6.61
No options were granted in 2024.

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

See Note 4—Restructuring and Note 5—Business Combinations, for additional information regarding the DCP Midstream Merger and associated accounting treatment.

Note 24—Income Taxes

Components of income tax expense (benefit) were:

	Millions of Dollars
	2024	2023	2022
Income Tax Expense (Benefit)
Federal
Current	$662	661	1,263
Deferred	(282)	830	1,171
Foreign
Current	78	394	492
Deferred	95	(23)	(109)
State and local
Current	11	335	173
Deferred	(64)	33	258
	$500	2,230	3,248

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (IRA) that includes, among other provisions, changes to the U.S. corporate income tax system, including a 15% minimum tax based on adjusted financial statement income as defined in the IRA, which was effective after December 31, 2022. We did not owe corporate alternative minimum tax in 2024 or 2023 as the regular U.S. tax liability exceeded the corporate alternative minimum tax. The IRA also included provisions that allow a company to purchase transferable tax credits. In 2024 and 2023, we executed agreements to purchase eligible tax credits for a total of $485 million and $262 million, respectively. In 2024 and 2023, we paid $551 million and $196 million to our counterparties, respectively. These tax credits were used to offset estimated tax payments in 2024 and 2023.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. Major components of deferred tax liabilities and assets at December 31 were:

	Millions of Dollars
	2024	2023
Deferred Tax Liabilities
Properties, plants and equipment, and intangibles	$3,493	3,320
Investment in joint ventures	1,864	1,979
Investment in subsidiaries	2,511	2,628
Other	318	268
Total deferred tax liabilities	8,186	8,195

Deferred Tax Assets
Benefit plan accruals	355	362
Loss and credit carryforwards	162	151
Asset retirement obligations and accrued environmental costs	299	127
Other financial accruals and deferrals	91	68
Inventory	82	34
Other	299	274
Total deferred tax assets	1,288	1,016
Less: valuation allowance	137	121
Net deferred tax assets	1,151	895
Net deferred tax liabilities	$7,035	7,300

At December 31, 2024, the loss and credit carryforward deferred tax assets were primarily related to a foreign tax credit carryforward in the United States of $128 million; a state tax net operating loss carryforward of $26 million; and capital loss and net operating loss carryforwards in the United Kingdom of $9 million. State net operating loss carryforwards begin to expire in 2040. Foreign tax credit carryforwards, which have a full valuation allowance against them, begin to expire in 2029. The other loss and credit carryforwards, all of which relate to foreign operations, and have a full valuation allowance against them, have indefinite lives.

Valuation allowances have been established to reduce deferred tax assets to an amount that will, more likely than not, be realized. During the year ended December 31, 2024, our total valuation allowance balance increased by $16 million. Based on our historical taxable income, expectations for the future and available tax planning strategies, management expects the remaining net deferred tax assets will be realized as offsets to reversing deferred tax liabilities and the tax consequences of future taxable income.

Earnings of our foreign subsidiaries and foreign joint ventures after December 31, 2017, are generally not subject to incremental income taxes in the United States or withholding taxes in foreign countries upon repatriation. As such, we only assert that the earnings of one of our foreign subsidiaries are indefinitely reinvested. At December 31, 2024 and 2023, the unrecorded deferred tax liability related to the undistributed earnings of this foreign subsidiary was not material.

A deferred income tax liability has not been recognized on the excess of the book basis over the tax basis of an investment in a controlled foreign subsidiary that is essentially permanent in duration. Recognition of a deferred tax liability will only be required if it becomes apparent that this subsidiary will be sold or liquidated in the foreseeable future. At December 31, 2024, the temporary difference resulting from the investment book basis exceeding the tax basis was $1,745 million. Determination of the unrecognized deferred income tax liability related to this temporary difference is not practicable given the variables involved in performing such a calculation. During the fourth quarter of 2024, we entered into a definitive agreement to sell our ownership interest in Coop. In connection with the anticipated sale, we recorded a U.S. deferred tax liability of $36 million for the excess of book over tax basis in this investment. The sale of Coop closed in January 2025. See Note 9—Investments, Loans and Long-Term Receivables, for additional information.

We file tax returns in the U.S. federal jurisdiction and in many foreign and state jurisdictions. Unrecognized tax benefits reflect the difference between positions taken on income tax returns and the amounts recognized in the financial statements.

The following table is a reconciliation of the changes in our unrecognized income tax benefits balance:

	Millions of Dollars
	2024	2023	2022

Balance at January 1	$116	54	54
Additions for tax positions of current year	—	—	1
Additions for tax positions of prior years	—	66	2
Reductions for tax positions of prior years	(28)	(4)	(3)
Balance at December 31	$88	116	54

Included in the balance of unrecognized income tax benefits at December 31, 2024, 2023 and 2022, were $87 million, $100 million and $37 million, respectively, which, if recognized, would affect our effective income tax rate. With respect to various unrecognized income tax benefits and the related accrued liabilities, we do not expect any to be recognized or paid within the next twelve months.

At December 31, 2024, 2023 and 2022, accrued liabilities for interest and penalties, net of accrued income taxes, totaled $1 million, $8 million and $7 million, respectively. These accruals increased our results for the year ended December 31, 2024, by $7 million and decreased our results for the years ended December 31, 2023 and 2022, by $1 million and $3 million, respectively.

Audits in significant jurisdictions are generally complete as follows: United Kingdom (2022), Germany (2017) and United States (2020). Certain issues remain in dispute for audited years, and unrecognized income tax benefits for years still subject to or currently undergoing an audit are subject to change. As a consequence, the balance in unrecognized income tax benefits can be expected to fluctuate from period to period. Although it is reasonably possible such changes could be significant when compared with our total unrecognized income tax benefits, the amount of change is not estimable.

The amounts of U.S. and foreign income before income taxes, with a reconciliation of income tax at the federal statutory rate to the recorded income tax expense (benefit), were:

	Millions of Dollars			Percentage of Income (Loss) Before Income Taxes
	2024	2023	2022	2024	2023	2022
Income before income taxes
United States	$1,796	7,887	12,628	67.1%	83.3	86.3
Foreign	879	1,582	2,011	32.9	16.7	13.7
	$2,675	9,469	14,639	100.0%	100.0	100.0

Federal statutory income tax	$562	1,989	3,074	21.0%	21.0	21.0
State income tax, net of federal income tax benefit	(43)	290	341	(1.6)	3.1	2.3
Noncontrolling interests	(2)	(51)	(74)	(0.1)	(0.5)	(0.5)
Non-taxable equity earnings	(44)	(42)	(33)	(1.6)	(0.4)	(0.2)
Tax law changes	—	—	(25)	—	—	(0.2)
Discount on purchased credits	(36)	(15)	(4)	(1.3)	(0.2)	—
Tax on outside basis difference in foreign investment	36	—	—	1.3	—	—
Other*	27	59	(31)	1.0	0.6	(0.2)
	$500	2,230	3,248	18.7%	23.6	22.2
* “Other” is primarily attributable to foreign operations.

For the years ended December 31, 2024, 2023 and 2022, income tax benefits of $14 million, $113 million and $323 million, respectively, are reflected in “Capital in Excess of Par” on the consolidated statement of changes in equity.

Note 25—Accumulated Other Comprehensive Loss

Changes in the balances of each component of accumulated other comprehensive loss were as follows:

	Millions of Dollars
	Defined Benefit Plans	Foreign Currency Translation	Hedging	Accumulated Other Comprehensive Loss

December 31, 2021	$(398)	(45)	(2)	(445)
Other comprehensive income (loss) before reclassifications	204	(291)	—	(87)
Amounts reclassified from accumulated other comprehensive loss
Defined benefit plans*
Amortization of net actuarial loss, prior service credit and settlements	72	—	—	72
Foreign currency translation	—	—	—	—
Hedging	—	—	—	—
Net current period other comprehensive income (loss)	276	(291)	—	(15)
December 31, 2022	(122)	(336)	(2)	(460)
Other comprehensive income (loss) before reclassifications	(12)	179	(3)	164
Amounts reclassified from accumulated other comprehensive loss
Defined benefit plans*
Amortization of net actuarial loss, prior service credit and settlements	14	—	—	14
Foreign currency translation	—	—	—	—
Hedging	—	—	—	—
Net current period other comprehensive income (loss)	2	179	(3)	178
December 31, 2023	(120)	(157)	(5)	(282)
Other comprehensive loss before reclassifications	(31)	(105)	—	(136)
Amounts reclassified from accumulated other comprehensive loss
Defined benefit plans*
Amortization of net actuarial loss and settlements	11	—	—	11
Foreign currency translation	—	—	—	—
Hedging	—	—	—	—
Net current period other comprehensive loss	(20)	(105)	—	(125)
December 31, 2024	$(140)	(262)	(5)	(407)
* Included in the computation of net periodic benefit cost. See Note 22—Pension and Postretirement Plans, for additional information.

Note 26—Cash Flow Information

In the third quarter of 2024, we began presenting the line item “Capital expenditures and investments” on our consolidated statement of cash flows exclusive of acquisitions, net of cash acquired. Prior period information has been reclassified for comparability.

Supplemental Cash Flow Information

	Millions of Dollars
	2024	2023	2022
Cash Payments (Receipts)
Interest	$901	816	572
Income taxes*	1,186	1,397	2,071
* 2024 and 2023 include $551 million and $196 million of cash paid to counterparties to purchase IRA eligible tax credits.

	Millions of Dollars
	2024	2023	2022
Non-cash investing activities
Derecognition of government obligations	$1,100	—	—
Reduction of WRB investment balance	290	—	—

Non-cash financing activities
Derecognition of Discharged Notes	$(1,100)	—	—
Distribution of Advance Term Loan from WRB	(290)	—	—

See Note 15—Debt, for additional information regarding the above non-cash activities.

Note 27—Other Financial Information

	Millions of Dollars
	2024	2023	2022
Interest and Debt Expense
Incurred
Debt	$919	842	611
Other	9	86	41
	928	928	652
Capitalized	(21)	(31)	(33)
Expensed	$907	897	619

Other Income
Interest income	$158	269	82
Unrealized investment gain (loss)—NOVONIX	—	(38)	(433)
Gain related to merger of businesses	—	—	3,013
Other, net*	85	128	75
	$243	359	2,737
* Includes derivatives-related activities. See Note 18—Derivatives and Financial Instruments, for additional information.

Research and Development Expenses	$15	27	42

Advertising Expenses	$51	54	56

Foreign Currency Transaction (Gains) Losses
Midstream	$—	—	—
Chemicals	—	—	—
Refining	—	19	(7)
Marketing and Specialties	3	2	(2)
Renewable Fuels	2	3	(8)
Corporate and Other	6	(2)	8
	$11	22	(9)

Note 28—Related Party Transactions
Significant transactions with related parties were:

	Millions of Dollars
	2024	2023	2022

Operating revenues and other income (a)(d)	$4,443	4,623	6,111
Purchases (b)(d)	20,620	17,208	21,244
Operating expenses and selling, general and administrative expenses (c)	299	295	281

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

Note 29—Segment Disclosures and Related Information

Effective April 1, 2024, we changed the internal financial information reviewed by our chief executive officer to evaluate performance and allocate resources to our operating segments. This resulted in changes to the composition of our operating segments, as well as measurement changes for certain activities between our operating segments. The primary effects are summarized below. Prior period information has been recast for comparability.

•Establishment of a Renewable Fuels operating segment, which includes renewable fuels activities and assets historically reported in our Refining, M&S and Midstream operating segments.

•Change in method of allocating results for certain Gulf Coast distillate export activities from our M&S operating segment to our Refining operating segment.

•Reclassification of certain crude oil and international clean products trading activities between our M&S operating segment and our Refining operating segment.

•Change in reporting of our investment in NOVONIX from our Midstream operating segment to Corporate and Other.

Our operating segments are:

1)Midstream—Provides crude oil and refined petroleum product transportation, terminaling and processing services, as well as natural gas and NGL transportation, storage, fractionation, gathering, processing and marketing services in the United States. In addition, this segment exports liquefied petroleum gas to global markets.

2)Chemicals—Consists of our 50% equity investment in CPChem, which manufactures and markets petrochemicals and plastics on a worldwide basis.

3)Refining—Refines crude oil and other feedstocks into petroleum products, such as gasoline and distillates, including aviation fuels. This segment includes 11 refineries in the United States and Europe.

4)Marketing and Specialties—Purchases for resale and markets refined products, mainly in the United States and Europe. In addition, this segment includes the manufacturing and marketing of base oils and lubricants.

5)Renewable Fuels—Processes renewable feedstocks into renewable products at the Rodeo Complex and at our Humber Refinery. In addition, this segment includes the global activities to procure renewable feedstocks, manage certain regulatory credits, and market renewable fuels.

Corporate and Other includes general corporate overhead, interest income, interest expense, our investment in research of new technologies, business transformation restructuring costs, our investment in NOVONIX, and various other corporate activities. Corporate assets include all cash, cash equivalents, income tax-related assets and enterprise information technology assets. See Note 4—Restructuring, for additional information regarding restructuring costs.

Intersegment sales are at prices that we believe approximate market.

Through our implementation of ASU No. 2023-07, “Segment Reporting (Topic 280)—Improvements to Reportable Segment Disclosures,” we are including additional disclosures regarding significant segment expenses regularly provided to our chief operating decision maker (CODM), who is our Chief Executive Officer. The measure of segment profit or loss reviewed by our CODM is “income (loss) before income taxes.” The CODM uses segment income (loss) before income taxes to allocate resources to each segment predominantly in the annual budgeting and forecasting process. The CODM compares budget-to-actual segment income (loss) before income taxes on a monthly and quarterly basis and considers trend analyses as well as other market factors when making decisions about allocating capital and personnel to the segments. The measure of segment assets reported on our consolidated balance sheet reviewed by our CODM is “Total Assets.”

Analysis of Results by Operating Segment

	Millions of Dollars
	Year Ended December 31, 2024
	Operating Segments
	Midstream	Chemicals	Refining	M&S	Renewable Fuels	Corporate and Other	Consolidating Adjustments	Total Consolidated
Revenues and Other Income
Third-party sales and other operating revenues	$16,012	—	34,793	90,318	1,995	35	—	143,153
Intercompany revenues	2,775	—	50,171	2,129	3,567	15	(58,657)	—
Total sales and other operating revenues	18,787	—	84,964	92,447	5,562	50	(58,657)	143,153
Equity in earnings of affiliates	591	863	50	276	(1)	—	—	1,779
Net gain on dispositions	263	—	(8)	66	—	—	—	321
Other income	11	—	3	42	10	186	(9)	243
Total Revenues and Other Income	19,652	863	85,009	92,831	5,571	236	(58,666)	145,496

Costs and Expenses
Purchased crude oil and products	13,429	—	79,850	89,572	5,664	—	(58,553)	129,962
Operating expenses*	1,876	(3)	3,727	70	370	12	(113)	5,939
Selling, general and administrative expenses*	213	(10)	209	1,932	51	419	—	2,814
Depreciation and amortization	920	—	1,077	179	64	123	—	2,363
Impairments	346	—	106	3	—	1	—	456
Taxes other than income taxes	216	—	387	59	(382)	49	—	329
Interest and debt expense	—	—	—	—	—	907	—	907
Other segment items**	14	—	18	5	2	12	—	51
Total Costs and Expenses	17,014	(13)	85,374	91,820	5,769	1,523	(58,666)	142,821

Income (loss) before income taxes	$2,638	876	(365)	1,011	(198)	(1,287)	—	2,675
* These significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. The total of the line items "Operating expenses" and "Selling, general and administrative expenses" is considered "Controllable costs" and is provided to the CODM.
** “Other segment items” for each reportable segment includes the following line items on our consolidated income statement: “Accretion on discounted liabilities” and “Foreign currency transaction (gains) losses.”

	Millions of Dollars
	As of and for the Year Ended December 31, 2024
	Operating Segments
	Midstream	Chemicals	Refining	M&S	Renewable Fuels	Corporate and Other	Total Consolidated
Interest Income	$—	—	—	—	—	158	158
Investments In and Advances to Affiliates	3,080	7,819	2,381	719	16	2	14,017
Total Assets	28,334	7,842	19,599	9,799	3,142	3,866	72,582
Capital Expenditures and Investments	751	—	582	85	375	66	1,859

	Millions of Dollars
	Year Ended December 31, 2023
	Operating Segments
	Midstream	Chemicals	Refining	M&S	Renewable Fuels	Corporate and Other	Consolidating Adjustments	Total Consolidated
Revenues and Other Income
Third-party sales and other operating revenues	$15,780	—	34,241	95,931	1,412	35	—	147,399
Intercompany revenues	2,824	—	57,985	3,000	3,534	13	(67,356)	—
Total sales and other operating revenues	18,604	—	92,226	98,931	4,946	48	(67,356)	147,399
Equity in earnings of affiliates	648	586	439	345	(1)	—	—	2,017
Net gain on dispositions	130	—	(13)	3	(3)	(2)	—	115
Other income	5	—	86	(11)	8	259	12	359
Total Revenues and Other Income	19,387	586	92,738	99,268	4,950	305	(67,344)	149,890

Costs and Expenses
Purchased crude oil and products	13,126	—	81,726	95,808	4,667	—	(67,241)	128,086
Operating expenses*	1,844	(3)	4,245	57	98	16	(103)	6,154
Selling, general and administrative expenses*	441	(11)	169	1,336	8	582	—	2,525
Depreciation and amortization	923	—	831	122	8	93	—	1,977
Impairments	3	—	10	3	—	8	—	24
Taxes other than income taxes	229	—	382	40	12	44	—	707
Interest and debt expense	—	—	—	—	—	897	—	897
Other segment items**	2	—	35	5	4	5	—	51
Total Costs and Expenses	16,568	(14)	87,398	97,371	4,797	1,645	(67,344)	140,421

Income (loss) before income taxes	$2,819	600	5,340	1,897	153	(1,340)	—	9,469
* These significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. The total of the line items "Operating expenses" and "Selling, general and administrative expenses" is considered "Controllable costs" and is provided to the CODM.
** “Other segment items” for each reportable segment includes the following line items on our consolidated income statement: “Accretion on discounted liabilities” and “Foreign currency transaction (gains) losses.”

	Millions of Dollars
	As of and for the Year Ended December 31, 2023
	Operating Segments
	Midstream	Chemicals	Refining	M&S	Renewable Fuels	Corporate and Other	Total Consolidated
Interest Income	$—	—	—	—	—	269	269
Investments In and Advances to Affiliates	3,749	7,341	2,802	824	18	2	14,736
Total Assets	29,052	7,357	21,013	10,834	2,012	5,233	75,501
Capital Expenditures and Investments	625	—	586	101	753	90	2,155

	Millions of Dollars
	Year Ended December 31, 2022
	Operating Segments
	Midstream	Chemicals	Refining	M&S	Renewable Fuels	Corporate and Other	Consolidating Adjustments	Total Consolidated
Revenues and Other Income
Third-party sales and other operating revenues	$16,189	—	40,234	112,569	963	35	—	169,990
Intercompany revenues	2,932	—	69,807	2,144	2,475	9	(77,367)	—
Total sales and other operating revenues	19,121	—	110,041	114,713	3,438	44	(77,367)	169,990
Equity in earnings of affiliates	914	842	747	464	1	—	—	2,968
Net gain on dispositions	(1)	—	1	—	—	7	—	7
Other income	3,009	—	43	35	(4)	(367)	21	2,737
Total Revenues and Other Income	23,043	842	110,832	115,212	3,435	(316)	(77,346)	175,702

Costs and Expenses
Purchased crude oil and products	15,496	—	96,808	111,638	3,222	—	(77,232)	149,932
Operating expenses*	1,401	(9)	4,731	50	37	15	(114)	6,111
Selling, general and administrative expenses*	255	(5)	151	1,304	5	458	—	2,168
Depreciation and amortization	567	—	860	110	7	85	—	1,629
Impairments	1	—	13	—	—	46	—	60
Taxes other than income taxes	146	—	285	38	2	59	—	530
Interest and debt expense	—	—	—	—	—	619	—	619
Other segment items**	1	—	8	—	(9)	14	—	14
Total Costs and Expenses	17,867	(14)	102,856	113,140	3,264	1,296	(77,346)	161,063

Income (loss) before income taxes	$5,176	856	7,976	2,072	171	(1,612)	—	14,639
* These significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. The total of the line items "Operating expenses" and "Selling, general and administrative expenses" is considered "Controllable costs" and is provided to the CODM.

** “Other segment items” for each reportable segment includes the following line items on our consolidated income statement: “Accretion on discounted liabilities” and “Foreign currency transaction (gains) losses.”

	Millions of Dollars
	As of and for the Year Ended December 31, 2022
	Operating Segments
	Midstream	Chemicals	Refining	M&S	Renewable Fuels	Corporate and Other	Total Consolidated
Interest Income	$—	—	—	—	—	82	82
Investments In and Advances to Affiliates	4,254	6,785	2,484	881	19	2	14,425
Total Assets	30,179	6,785	21,009	9,812	715	7,942	76,442
Capital Expenditures and Investments	737	—	607	87	323	134	1,888

Geographic Information

Long-lived assets, defined as net PP&E plus investments and long-term receivables, by geographic location at December 31 were:

	Millions of Dollars
	2024	2023	2022

United States	$47,889	49,124	48,286
United Kingdom	1,341	1,406	1,349
Germany	325	394	391
Other countries	87	90	87
Worldwide consolidated	$49,642	51,014	50,113

Note 30—Phillips 66 Partners LP

On March 9, 2022, we completed a merger between us and Phillips 66 Partners. The merger resulted in the acquisition of all limited partnership interests in Phillips 66 Partners not already owned by us in exchange for 41.8 million shares of Phillips 66 common stock issued from treasury stock. Phillips 66 Partners common unitholders received 0.50 shares of Phillips 66 common stock for each outstanding Phillips 66 Partners common unit. Phillips 66 Partners’ perpetual convertible preferred units were converted into common units at a premium to the original issuance price prior to being exchanged for Phillips 66 common stock. Upon closing, Phillips 66 Partners became a wholly owned subsidiary of Phillips 66 and its common units are no longer publicly traded. The merger was accounted for as an equity transaction.

Note 31—New Accounting Standards

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40),” which will require additional disclosure of certain costs and expenses within the notes to the consolidated financial statements. This ASU is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. We are evaluating the provisions of ASU 2024-03 and the incremental disclosures that will be required in our consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740) – Improvements to Income Tax Disclosures,” which enhances the transparency, effectiveness, and comparability of income tax disclosures by requiring consistent categories and greater disaggregation of information related to income tax rate reconciliations and the jurisdictions in which income taxes are paid. This ASU is effective for annual periods beginning after December 15, 2024, with early adoption permitted. Upon adoption, the provisions of ASU 2023-09 will require additional disclosures within Note 24—Income Taxes, and Note 26—Cash Flow Information.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. As of December 31, 2024, with the participation of management, our Chairman and Chief Executive Officer and our Executive Vice President and Chief Financial Officer carried out an evaluation, pursuant to Rule 13a-15(b) of the Act, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our Chairman and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of December 31, 2024.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, in the quarterly period ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

This report is included in Item 8 and is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

This report is included in Item 8 and is incorporated herein by reference.

Item 9B. OTHER INFORMATION

During the quarter ended December 31, 2024, no director or Section 16 officer adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408(a) of Regulation S-K).

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our executive officers appears in Part I of this report.

We have adopted a Code of Ethics for the Principal Executive Officer and Senior Financial Officers (the “Code of Ethics”) that applies to our Principal Executive Officer, Chief Financial Officer and Controller. The Code of Ethics is posted on our website located at http://www.phillips66.com (within the Corporate Governance section) and is available in print upon request. We intend to disclose future amendments to the Code of Ethics, and any waivers of the Code of Ethics, on our website within four business days following the date of the amendment or waiver.

The remaining information required by Item 10 of Part III is incorporated herein by reference from our Definitive Proxy Statement relating to our 2025 Annual Meeting of Shareholders, which will be filed within 120 days after December 31, 2024 (the 2025 Definitive Proxy Statement).*

Item 11. EXECUTIVE COMPENSATION

The information required by Item 11 of Part III is incorporated herein by reference from our 2025 Definitive Proxy Statement.*

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Part III is incorporated herein by reference from our 2025 Definitive Proxy Statement.*

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 of Part III is incorporated herein by reference from our 2025 Definitive Proxy Statement.*

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 of Part III is incorporated herein by reference from our 2025 Definitive Proxy Statement.*

_________________________
* Except for information or data specifically incorporated herein by reference under Items 10 through 14, other information and data appearing in our 2025 Definitive Proxy Statement are not deemed to be a part of this Annual Report or deemed to be filed with the U.S. Securities and Exchange Commission as a part of this report.

PART IV

Item 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a)	1.
Financial Statements and Supplementary Data
The financial statements and supplementary information listed in the Index to Financial Statements, which appears on page 95, are filed as part of this Annual Report.

	2.
Financial Statement Schedules
All financial statement schedules are omitted because they are not required, not significant, not applicable, or the information is shown in the financial statements or notes thereto.

	3.	Exhibits The exhibits listed in the Index to Exhibits, which appears on pages 179 to 185, are filed as part of this Annual Report.

Item 16. FORM 10-K SUMMARY

None.

PHILLIPS 66

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.

2.1	Separation and Distribution Agreement between ConocoPhillips and Phillips 66, dated April 26, 2012.	8-K	2.1	05/01/2012	001-35349

2.2	Agreement and Plan of Merger, dated as of October 26, 2021, by and among Phillips 66, Phillips 66 Company, Phillips 66 Project Development Inc., Phoenix Sub LLC, Phillips 66 Partners LP, and Phillips 66 Partners GP LLC.	8-K	2.1	10/27/2021	001-35349

2.3	Agreement and Plan of Merger, dated January 5, 2023, by and among Phillips 66, Phillips 66 Project Development Inc., Dynamo Merger Sub LLC, DCP Midstream, LP, DCP Midstream GP, LP and DCP Midstream GP, LLC.	8-K	2.1	01/06/2023	001-35349

2.4	Equity Purchase Agreement, dated as of January 6, 2025, by and among P66, SCM EPIC, Dos Rios and Y-Grade Holdings.	8-K	2.1	01/06/2024	001-35349

3.1	Amended and Restated Certificate of Incorporation of Phillips 66.	8-K	3.1	05/01/2012	001-35349

3.2	Amended and Restated By-Laws of Phillips 66.	8-K	3.1	12/09/2022	001-35349

4.1	Description of Phillips 66’s Securities.	10-K	4.1	02/21/2020	001-35349

4.2	Indenture, dated as of March 12, 2012, among Phillips 66, as issuer, Phillips 66 Company, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee, in respect of senior debt securities of Phillips 66.	10-12B/A	4.3	04/05/2012	001-35349

4.3	Form of the terms of 5.875% Senior Notes due 2042.	10-12B/A	4.4	04/05/2012	001-35349

4.4	Form of the terms of 4.650% Senior Notes due November 2034.	8-K	4.2	11/17/2014	001-35349

4.5	Form of the terms of 4.875% Senior Notes due November 2044.	8-K	4.2	11/17/2014	001-35349

4.6	Form of the terms of 3.900% Senior Notes due March 2028.	8-K	4.3	03/01/2018	001-35349

4.7	Indenture, dated as of April 9, 2020, among Phillips 66, as issuer, Phillips 66 Company, as guarantor, and U.S. Bank National Association, as trustee, in respect of senior debt securities of Phillips 66.	8-K	4.1	04/09/2020	001-35349

4.8	Form of the terms of 3.850% Senior Notes due 2025.	8-K	4.3	04/09/2020	001-35349

4.9	Form of the terms of 2.150% Senior Notes due 2030.	8-K	4.3	06/10/2020	001-35349

4.10	Form of the terms of 0.900% Senior Notes due 2024.	8-K	4.3	11/18/2020	001-35349

4.11	Form of the terms of 1.300% Senior Notes due 2026.	8-K	4.4	11/18/2020	001-35349

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.

4.12	Form of the terms of 3.300% Senior Notes due 2052.	8-K	4.2	11/15/2021	001-35349

4.13	Indenture, dated as of May 5, 2022, among Phillips 66 Company, as issuer, Phillips 66, as guarantor, and U.S. Bank Trust Company, National Association, as trustee, in respect of senior debt securities of Phillips 66 Company.	8-K	4.1	05/05/2022	001-35349

4.14	Form of the terms of the 2025 Notes, including the form of the 2025 Note.	8-K	4.3	05/05/2022	001-35349

4.15	Form of the terms of the 2026 Notes, including the form of the 2026 Note.	8-K	4.4	05/05/2022	001-35349

4.16	Form of the terms of the 2028 Notes, including the form of the 2028 Note.	8-K	4.5	05/05/2022	001-35349

4.17	Form of the terms of the 2029 Notes, including the form of the 2029 Note.	8-K	4.6	05/05/2022	001-35349

4.18	Form of the terms of the 2045 Notes, including the form of the 2045 Note.	8-K	4.7	05/05/2022	001-35349

4.19	Form of the terms of the 2046 Notes, including the form of the 2046 Note.	8-K	4.8	05/05/2022	001-35349

4.20	Form of the terms of the 2027 Notes, including the form of the 2027 Note.	8-K	4.2	03/29/2023	001-35349

4.21	Form of the terms of the 2033 Notes, including the form of the 2033 Note.	8-K	4.3	03/29/2023	001-35349

4.22	Form of the terms of the 2031 Notes, including the form of the 2031 Note.	8-K	4.2	02/28/2024	001-35349

4.23	Form of the terms of the 2054 Notes, including the form of the 2054 Note.	8-K	4.4	02/28/2024	001-35349

4.24	Form of the terms of the 2035 Notes, including the form of the 2035 Note.	8-K	4.3	09/11/2024	001-35349

4.25	Form of the terms of the 2055 Notes, including the form of the 2055 Note.	8-K	4.4	09/11/2024	001-35349

4.26	Registration Rights Agreement, dated as of May 5, 2022, among Phillips 66 Company, as issuer, Phillips 66, as guarantor, and Barclays Capital Inc., J.P. Morgan Securities LLC and RBC Capital Markets, LLC, as dealer managers.	8-K	4.9	05/05/2022	001-35349

4.27	Indenture dated as of September 30, 2010 for the issuance of debt securities between DCP Midstream Operating, LP, as issuer, any Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee.	8-K	4.1	09/30/2010	001-32678

4.28	Third Supplemental Indenture dated as of June 14, 2012 to Indenture dated as of September 30, 2010 between DCP Midstream Operating, LP, as issuer, DCP Midstream Partners, LP, as guarantor, and the Bank of New York Mellon Trust Company, N.A., as trustee.	8-K	4.1	06/14/2012	001-32678

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.

4.29	Fifth Supplemental Indenture dated as of March 14, 2013 to Indenture dated as of September 30, 2010 between DCP Midstream Operating, LP, as issuer, DCP Midstream Partners, LP, as guarantor, and the Bank of New York Mellon Trust Company, N.A., as trustee.	8-K	4.3	03/14/2013	001-32678

4.30	Sixth Supplemental Indenture dated as of March 13, 2014 to Indenture dated as of September 30, 2010 between DCP Midstream Operating, LP, as issuer, DCP Midstream Partners, LP, as guarantor, and the Bank of New York Mellon Trust Company, N.A., as trustee.	8-K	4.3	03/14/2014	001-32678

4.31	Seventh Supplemental Indenture dated as of July 17, 2018 to Indenture dated as of September 30, 2010 between DCP Midstream Operating, LP, as issuer, DCP Midstream, LP, as guarantor, and the Bank of New York Mellon Trust Company, N.A., as trustee.	8-K	4.3	07/17/2018	001-32678

4.32	Eighth Supplemental Indenture dated as of May 10, 2019 to Indenture dated as of September 30, 2010 between DCP Midstream Operating, LP, as issuer, DCP Midstream, LP, as guarantor, and the Bank of New York Mellon Trust Company, N.A., as trustee.	8-K	4.3	05/10/2019	001-32678

4.33	Ninth Supplemental Indenture dated as of June 24, 2020 to Indenture dated as of September 30, 2010 between DCP Midstream Operating, LP, as issuer, DCP Midstream, LP, as guarantor, and the Bank of New York Mellon Trust Company, N.A., as trustee.	8-K	4.3	06/24/2020	001-32678

4.34	Tenth Supplemental Indenture dated as of November 19, 2021 to Indenture dated as of September 20, 2010 between DCP Midstream Operating, LP, as issuer, DCP Midstream, LP, as guarantor, and the Bank of New York Mellon Trust Company, N.A., as trustee.	8-K	4.3	11/19/2021	001-32678

4.35	Indenture, dated as of August 16, 2000, by and between Duke Energy Field Services, LLC and The Chase Manhattan Bank.	8-K	4.1	01/06/2017	001-32678

4.36	First Supplemental Indenture, dated August 16, 2000, by and between Duke Energy Field Services, LLC and The Chase Manhattan Bank.	8-K	4.1	08/16/2000	000-31095

4.37	Fifth Supplemental Indenture, dated as of October 27, 2006, by and between Duke Energy Field Services, LLC and The Bank of New York (as successor to JPMorgan Chase Bank, N.A., formerly known as The Chase Manhattan Bank).	8-K	4.3	01/06/2017	001-32678

4.38	Sixth Supplemental Indenture, dated September 17, 2007, by and between DCP Midstream, LLC (formerly known as Duke Energy Field Services, LLC) and The Bank of New York (as successor to JPMorgan Chase Bank, N.A., formerly known as The Chase Manhattan Bank).	8-K	4.4	01/06/2017	001-32678

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.

4.39	Eleventh Supplemental Indenture, dated January 1, 2017, by and between DCP Midstream Operating, LP, DCP Midstream, LLC and The Bank of New York Mellon Trust Company, N.A. (as successor to The Bank of New York Mellon, as successor to JPMorgan Chase Bank, N.A., formerly known as The Chase Manhattan Bank).	8-K	4.8	01/06/2017	001-32678

4.40	Twelfth Supplemental Indenture, dated January 1, 2017, by and among DCP Midstream Operating, LP (as successor to DCP Midstream, LLC (formerly known as Duke Energy Field Services, LLC)), DCP Midstream Partners, LP and The Bank of New York Mellon Trust Company, N.A. (as successor to The Bank of New York Mellon, as successor to JPMorgan Chase Bank, N.A., formerly known as The Chase Manhattan Bank).	8-K	4.9	01/06/2017	001-32678

4.41	Indenture, dated as of May 21, 2013, by and between DCP Midstream Operating, LP (as issuer and successor to DCP Midstream, LLC) and the Bank of New York Mellon Trust Company, N.A.	8-K	4.10	01/06/2017	001-32678

4.42	First Supplemental Indenture, dated May 21, 2013, by and between DCP Midstream, LLC and the Bank of New York Mellon Trust Company, N.A.	8-K	4.11	01/06/2017	001-32678

4.43	Second Supplemental Indenture, dated January 1, 2017, by and between DCP Midstream Operating, LP, DCP Midstream, LLC and The Bank of New York Mellon Trust Company, N.A.	8-K	4.12	01/06/2017	001-32678

10.1	Credit Agreement dated as of February 28, 2024, among Phillips 66 Company, Phillips 66, as guarantor, the lenders party thereto, and Mizuho Bank, Ltd., as administrative agent.	8-K	10.1	02/28/2024	001-35349

10.2	Term Loan Credit Agreement dated as of March 27, 2023, among Phillips 66 Company, Phillips 66, as guarantor, the lenders party thereto, and Mizuho Bank, Ltd., as administrative agent.	8-K	10.1	03/29/2023	001-35349

10.3	Receivables Purchase and Financing Agreement, dated as of September 30, 2024, among Phillips 66 Receivables LLC, the persons from time to time party thereto as purchaser/lenders, PNC Bank, National Association, as Administrative Agent, Phillips 66 Company, as servicer, and PNC Capital Markets LLC, as structuring agent.	8-K	10.1	10/01/2024	001-35349

10.4	Sale and Contribution Agreement, dated as of September 30, 2024, between Phillips 66 Company, as an originator, and Phillips 66 Receivables LLC, as buyer.	8-K	10.2	10/01/2024	001-35349

10.5	Third Amended and Restated Limited Liability Company Agreement of Chevron Phillips Chemical Company LLC, effective as of May 1, 2012.	10-Q	10.14	08/03/2012	001-35349

10.6	First Amendment to Third Amended and Restated Limited Liability Company Agreement of Chevron Phillips Chemical Company LLC, effective as of December 31, 2017.	10-K	10.6	02/23/2018	001-35349

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.

10.7	Second Amendment to Third Amended and Restated Limited Liability Company Agreement of Chevron Phillips Chemical Company LLC, effective as of June 1, 2018.	10-Q	10.1	07/27/2018	001-35349

10.8	Third Amendment to the Third Amended and Restated Limited Liability Company Agreement of Chevron Phillips Chemical Company LLC.	10-Q	10.1	04/30/2021	001-35349

10.9	Indemnification and Release Agreement between ConocoPhillips and Phillips 66, dated April 26, 2012.	8-K	10.1	05/01/2012	001-35349

10.10	Intellectual Property Assignment and License Agreement between ConocoPhillips and Phillips 66, dated April 26, 2012.	8-K	10.2	05/01/2012	001-35349

10.11	Employee Matters Agreement between ConocoPhillips and Phillips 66, dated April 26, 2012.	8-K	10.4	05/01/2012	001-35349

10.12	Amendment to the Employee Matters Agreement by and between ConocoPhillips and Phillips 66, dated April 26, 2012.	10-Q	10.1	05/02/2013	001-35349

10.13	Transition Services Agreement between ConocoPhillips and Phillips 66, dated April 26, 2012.	8-K	10.5	05/01/2012	001-35349

10.14	2013 Omnibus Stock and Performance Incentive Plan of Phillips 66.**	DEF14A	App. A	03/27/2013	001-35349

10.15	2022 Omnibus Stock and Performance Incentive Plan of Phillips 66.**	DEF14A	App. A	03/31/2022	001-35349

10.16	Phillips 66 Key Employee Supplemental Retirement Plan.**	10-Q	10.15	08/03/2012	001-35349

10.17	First Amendment to the Phillips 66 Key Employee Supplemental Retirement Plan.**	10-K	10.18	02/22/2013	001-35349

10.18	Phillips 66 Amended and Restated Executive Severance Plan.**	10-Q	10.1	07/29/2016	001-35349

10.19	Phillips 66 Deferred Compensation Plan for Non-Employee Directors.**	10-Q	10.17	08/03/2012	001-35349

10.20	Phillips 66 Key Employee Deferred Compensation Plan-Title I.**	10-Q	10.18	08/03/2012	001-35349

10.21	Phillips 66 Key Employee Deferred Compensation Plan-Title II.**	10-Q	10.19	08/03/2012	001-35349

10.22	First Amendment to the Phillips 66 Key Employee Deferred Compensation Plan Title II.**	10-K	10.24	02/22/2013	001-35349

10.23	Phillips 66 Defined Contribution Make-Up Plan Title I.**	10-Q	10.20	08/03/2012	001-35349

10.24	Phillips 66 Defined Contribution Make-Up Plan Title II.**	10-K	10.26	02/22/2013	001-35349

10.25	First Amendment to the Phillips 66 Defined Contribution Make-Up Plan Title II.**	10-Q	10.1	04/30/2019	001-35349

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.

10.26	Phillips 66 Key Employee Change in Control Severance Plan.**	10-K	10.27	02/22/2013	001-35349

10.27	First Amendment to Phillips 66 Key Employee Change in Control Severance Plan, Effective October 2, 2015.**	8-K	10.1	11/08/2013	001-35349

10.28	Annex to the Phillips 66 Nonqualified Deferred Compensation Arrangements.**	10-Q	10.23	08/03/2012	001-35349

10.29	Form of Stock Option Award Agreement under the 2013 Omnibus Stock and Performance Incentive Plan of Phillips 66.**	10-K	10.31	02/21/2020	001-35349

10.30	Form of Restricted Stock or Restricted Stock Unit Award Agreement under the 2013 Omnibus Stock and Performance Incentive Plan of Phillips 66.**	10-K	10.32	02/21/2020	001-35349

10.31	Form of Performance Share Unit Award Agreement under the 2013 Omnibus Stock and Performance Incentive Plan of Phillips 66.**	10-K	10.33	02/21/2020	001-35349

10.32	Form of Stock Option Award Agreement under the 2022 Omnibus Stock and Performance Incentive Plan of Phillips 66.**	10-Q	10.2	05/04/2023	001-35349

10.33	Form of Restricted Stock or Restricted Stock Unit Award Agreement under the 2022 Omnibus Stock and Performance Incentive Plan of Phillips 66.**	10-Q	10.3	05/04/2023	001-35349

10.34	Form of Performance Share Unit Award Agreement under the 2022 Omnibus Stock and Performance Incentive Plan of Phillips 66.**	10-Q	10.4	05/04/2023	001-35349

10.35	Letter Agreement with Vanessa L. Allen Sutherland, dated October 9, 2021.**	10-Q	10.5	05/04/2023	001-35349

10.36	Fifth Amendment to Receivables Financing Agreement, dated July 29, 2022, among DCP Receivables LLC, as borrower, DCP Midstream, LP, as initial servicer, the lenders, LC participants and group agents that are parties thereto from time to time, PNC Bank, National Association, as Administrative Agent and LC Bank, and PNC Capital Markets LLC, as Structuring Agent.	10-Q	10.1	11/03/2022	001-32678

10.37	Phillips 66 Key Employee Supplemental Retirement Plan Amendment and Restatement.**	10-K	10.35	02/21/2024	001-32678

10.38	Phillips 66 Defined Contribution Make-Up Plan (Title II) Amendment and Restatement.**	10-K	10.36	02/21/2024	001-32678

10.39	Second Amendment to the Phillips 66 Key Employee Deferred Compensation Plan Title II.**	10-K	10.37	02/21/2024	001-32678

10.40	The DCP Executive Nonqualified Excess Plan Plan Document.**	10-K	10.38	02/21/2024	001-32678

19*	Phillips 66 Insider Trading Policy.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.

21*	List of Subsidiaries of Phillips 66.

22*	List of Guarantor Subsidiaries.

23.1*	Consent of Ernst & Young LLP, independent registered public accounting firm.

23.2*	Consent of Deloitte & Touche LLP, independent registered public accounting firm.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32***	Certifications pursuant to 18 U.S.C. Section 1350.

97	Phillips 66 Clawback Policy.	10-K	97	02/21/2024	001-32678

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Schema Document.

101.CAL*	Inline XBRL Calculation Linkbase Document.

101.LAB*	Inline XBRL Labels Linkbase Document.

101.PRE*	Inline XBRL Presentation Linkbase Document.

101.DEF*	Inline XBRL Definition Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.
** Management contracts and compensatory plans or arrangements.
*** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHILLIPS 66

Date:	February 21, 2025	/s/ Mark E. Lashier
Mark E. Lashier Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, as of February 21, 2025, by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Mark E. Lashier	Chairman and Chief Executive Officer
Mark E. Lashier	(Principal executive officer)

/s/ Kevin J. Mitchell	Executive Vice President and Chief Financial Officer
Kevin J. Mitchell	(Principal financial officer)

/s/ Ann M. Kluppel	Vice President and Controller
Ann M. Kluppel	(Principal accounting officer)

/s/ Gary K. Adams	Director
Gary K. Adams

/s/ Julie L. Bushman	Director
Julie L. Bushman

/s/ Lisa A. Davis	Director
Lisa A. Davis

/s/ Gregory J. Hayes	Director
Gregory J. Hayes

/s/ Charles M. Holley	Director
Charles M. Holley

/s/ John E. Lowe	Director
John E. Lowe

/s/ Robert W. Pease	Director
Robert W. Pease

/s/ Grace Puma	Director
Grace Puma

/s/ Denise L. Ramos	Director
Denise L. Ramos

/s/ Denise R. Singleton	Director
Denise R. Singleton

/s/ Douglas T. Terreson	Director
Douglas T. Terreson

/s/ Glenn F. Tilton	Director
Glenn F. Tilton

/s/ Marna C. Whittington	Director
Marna C. Whittington