Form 10-Q
period 2025-03-31
Phillips 66
filed 2025-04-25
CIK 1534701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	001-35349

Phillips 66
(Exact name of registrant as specified in its charter)

Delaware	45-3779385
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The registrant had 407,581,886 shares of common stock, $0.01 par value, outstanding as of March 31, 2025.

PHILLIPS 66

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Consolidated Statement of Income	Phillips 66

	Millions of Dollars
	Three Months Ended March 31
	2025	2024
Revenues and Other Income
Sales and other operating revenues	$30,430	35,811
Equity in earnings of affiliates	153	528
Net gain on dispositions	1,087	—
Other income	56	97
Total Revenues and Other Income	31,726	36,436

Costs and Expenses
Purchased crude oil and products	27,660	32,386
Operating expenses	1,622	1,452
Selling, general and administrative expenses	519	557
Depreciation and amortization	791	504
Impairments	26	165
Taxes other than income taxes	233	165
Accretion on discounted liabilities	12	9
Interest and debt expense	221	227
Foreign currency transaction (gains) losses	(6)	7
Total Costs and Expenses	31,078	35,472
Income before income taxes	648	964
Income tax expense	122	203
Net Income	526	761
Less: net income attributable to noncontrolling interests	39	13
Net Income Attributable to Phillips 66	$487	748

Net Income Attributable to Phillips 66 Per Share of Common Stock (dollars)
Basic	$1.19	1.74
Diluted	1.18	1.73

Weighted-Average Common Shares Outstanding (thousands)
Basic	409,182	428,959
Diluted	410,505	431,906
See Notes to Consolidated Financial Statements.

Consolidated Statement of Comprehensive Income	Phillips 66

	Millions of Dollars
	Three Months Ended March 31
	2025	2024

Net Income	$526	761
Other comprehensive income (loss)
Defined benefit plans
Amortization of net actuarial loss and settlements	5	2
Plans sponsored by equity affiliates	2	1
Income taxes on defined benefit plans	(1)	(1)
Defined benefit plans, net of income taxes	6	2
Foreign currency translation adjustments	90	(34)
Income taxes on foreign currency translation adjustments	(2)	2
Foreign currency translation adjustments, net of income taxes	88	(32)
Other Comprehensive Income (Loss), Net of Income Taxes	94	(30)
Comprehensive Income	620	731
Less: comprehensive income attributable to noncontrolling interests	39	13
Comprehensive Income Attributable to Phillips 66	$581	718
See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet	Phillips 66

	Millions of Dollars
	March 31 2025	December 31 2024
Assets
Cash and cash equivalents	$1,489	1,738
Accounts and notes receivable (net of allowances of $70 million in 2025 and 2024)	8,616	9,544
Accounts and notes receivable—related parties	1,605	1,489
Inventories	5,240	3,995
Prepaid expenses and other current assets	1,329	1,144
Total Current Assets	18,279	17,910
Investments and long-term receivables	13,359	14,378
Net properties, plants and equipment	34,966	35,264
Goodwill	1,575	1,575
Intangibles	1,167	1,161
Other assets	2,492	2,294
Total Assets	$71,838	72,582

Liabilities
Accounts payable	$10,034	9,792
Accounts payable—related parties	691	512
Short-term debt	1,061	1,831
Accrued income and other taxes	1,247	1,060
Employee benefit obligations	372	732
Other accruals	1,478	1,160
Total Current Liabilities	14,883	15,087
Long-term debt	17,742	18,231
Asset retirement obligations and accrued environmental costs	1,151	1,129
Deferred income taxes	6,972	7,101
Employee benefit obligations	690	703
Other liabilities and deferred credits	2,047	1,868
Total Liabilities	43,485	44,119

Equity
Common stock (2,500,000,000 shares authorized at $0.01 par value) Issued (2025—658,173,402 shares; 2024—656,987,861 shares)
Par value	7	7
Capital in excess of par	19,789	19,788
Treasury stock (at cost: 2025—250,591,516 shares; 2024—248,594,923 shares)	(22,995)	(22,751)
Retained earnings	30,785	30,771
Accumulated other comprehensive loss	(313)	(407)
Total Stockholders’ Equity	27,273	27,408
Noncontrolling interests	1,080	1,055
Total Equity	28,353	28,463
Total Liabilities and Equity	$71,838	72,582
See Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows	Phillips 66

	Millions of Dollars
	Three Months Ended March 31
	2025	2024
Cash Flows From Operating Activities
Net income	$526	761
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	791	504
Impairments	26	165
Accretion on discounted liabilities	12	9
Deferred income taxes	(133)	(55)
Undistributed equity earnings	120	(180)
Loss on early redemption of debt	—	2
Net gain on dispositions	(1,087)	—
Unrealized investment (gain) loss	10	(6)
Other	(6)	11
Working capital adjustments
Accounts and notes receivable	901	199
Inventories	(1,214)	(2,555)
Prepaid expenses and other current assets	(254)	(179)
Accounts payable	384	1,678
Taxes and other accruals	111	(590)
Net Cash Provided by (Used in) Operating Activities	187	(236)

Cash Flows From Investing Activities
Capital expenditures and investments	(423)	(628)
Return of investments in equity affiliates	25	41
Proceeds from asset dispositions	2,034	2
Advances/loans—related parties	(20)	—
Other	(25)	(80)
Net Cash Provided by (Used in) Investing Activities	1,591	(665)

Cash Flows From Financing Activities
Issuance of debt	—	3,815
Repayment of debt	(1,287)	(3,013)
Issuance of common stock	23	50
Repurchase of common stock	(247)	(1,164)
Dividends paid on common stock	(469)	(448)
Distributions to noncontrolling interests	(14)	(13)
Other	(55)	(73)
Net Cash Used in Financing Activities	(2,049)	(846)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	22	(6)

Net Change in Cash and Cash Equivalents	(249)	(1,753)
Cash and cash equivalents at beginning of period	1,738	3,323
Cash and Cash Equivalents at End of Period	$1,489	1,570
See Notes to Consolidated Financial Statements.

Consolidated Statement of Changes in Equity	Phillips 66

	Millions of Dollars
	Three Months Ended March 31
	Attributable to Phillips 66
	Common Stock
	Par Value	Capital in Excess of Par	Treasury Stock	Retained Earnings	Accum. Other Comprehensive Loss	Noncontrolling Interests	Total

December 31, 2024	$7	19,788	(22,751)	30,771	(407)	1,055	28,463
Net income	—	—	—	487	—	39	526
Other comprehensive income	—	—	—	—	94	—	94
Dividends paid on common stock ($1.15 per share)	—	—	—	(469)	—	—	(469)
Repurchase of common stock	—	—	(244)	—	—	—	(244)
Distributions to noncontrolling interests	—	—	—	—	—	(14)	(14)
Benefit plan activity	—	1	—	(4)	—	—	(3)
March 31, 2025	$7	19,789	(22,995)	30,785	(313)	1,080	28,353

December 31, 2023	$7	19,650	(19,342)	30,550	(282)	1,067	31,650
Net income	—	—	—	748	—	13	761
Other comprehensive loss	—	—	—	—	(30)	—	(30)
Dividends paid on common stock ($1.05 per share)	—	—	—	(448)	—	—	(448)
Repurchase of common stock	—	—	(1,147)	—	—	—	(1,147)
Distributions to noncontrolling interests	—	—	—	—	—	(13)	(13)
Benefit plan activity	—	24	—	(4)	—	—	20
March 31, 2024	$7	19,674	(20,489)	30,846	(312)	1,067	30,793

	Shares
	Three Months Ended March 31
	Common Stock Issued	Treasury Stock

December 31, 2024	656,987,861	248,594,923
Repurchase of common stock	—	1,996,593
Shares issued—share-based compensation	1,185,541	—
March 31, 2025	658,173,402	250,591,516

December 31, 2023	654,842,101	224,377,439
Repurchase of common stock	—	7,955,117
Shares issued—share-based compensation	1,442,590	—
March 31, 2024	656,284,691	232,332,556
See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements	Phillips 66

Note 1—Interim Financial Information

The unaudited interim financial information presented in the financial statements included in this report is prepared in accordance with generally accepted accounting principles in the United States (GAAP) and includes all known accruals and adjustments necessary, in the opinion of management, for a fair presentation of the consolidated financial position of Phillips 66 and its results of operations and cash flows for the periods presented. Unless otherwise specified, all such adjustments are of a normal and recurring nature. Certain notes and other information have been condensed or omitted from the interim financial statements included in this report. Therefore, these interim financial statements should be read in conjunction with the consolidated financial statements and notes included in our 2024 Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2025, are not necessarily indicative of the results expected for the full year.

Certain prior period financial information has been recast for comparability. See Note 19—Segment Disclosures and Related Information, for further information regarding recast prior period financial information.

Note 2—Restructuring

Los Angeles Refinery
In October 2024, we announced our intention to cease operations at our Los Angeles Refinery in the fourth quarter of 2025, and we are evaluating potential future uses of the property. As a result of this decision, the following impacts were recorded in our Refining segment:

•We assessed the Los Angeles Refinery asset group for impairment and concluded that the carrying value of the asset group was recoverable. However, the estimated useful lives of the Los Angeles Refinery assets were shortened to reflect the plan to cease the use of the assets in the fourth quarter of 2025. As of March 31, 2025, the $1,019 million carrying value of the net properties, plants and equipment (PP&E) and intangible assets will be depreciated through the fourth quarter of 2025 to the estimated salvage value of $241 million. Total depreciation related to the Los Angeles Refinery assets for the three months ended March 31, 2025 was $270 million, including $246 million of accelerated depreciation. This accelerated depreciation is included within the “Depreciation and amortization” line item on our consolidated statement of income for the three months ended March 31, 2025.

•Our asset retirement obligations (AROs) at the Los Angeles Refinery were $276 million as of March 31, 2025, primarily reflecting asbestos abatement and decommissioning of assets. The estimation of asset retirement obligations requires significant judgment and is subject to changes in the underlying assumptions. Depreciation of the related capitalized asset retirement costs also will be recorded through the fourth quarter of 2025, and the amount for the three months ended March 31, 2025, is reflected in the accelerated depreciation discussed above.

Note 3—Business Combinations

Midstream Acquisitions

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

Subsequent Midstream Acquisition
On April 1, 2025, we acquired all issued and outstanding equity interests in each of EPIC Y-Grade GP, LLC and EPIC Y-Grade, LP, together with their respective subsidiaries, which own various long haul natural gas liquids pipelines, fractionation facilities and distribution systems, for cash consideration of $2.2 billion, net of cash acquired.

The transaction will be accounted for as a business combination under FASB ASC 805 using the acquisition method, which requires assets acquired and liabilities assumed to be measured at their acquisition date fair values. We are currently in the process of finalizing the initial accounting for the transaction and provisional fair value measurements will be made in the second quarter of 2025. We may adjust the measurements in subsequent periods, up to one year from the acquisition date, as we identify additional information to complete the necessary analysis.

Marketing and Specialties Acquisition

On October 1, 2024, we acquired a marketing business on the U.S. West Coast for total consideration of $68 million. These operations were acquired to support the placement of renewable diesel produced by the Rodeo Renewable Energy Complex (Rodeo Complex). For this acquisition, we provisionally recorded $20 million of amortizable intangible assets, primarily customer relationships; $62 million of PP&E, including finance lease right of use assets; $31 million of net working capital; and $45 million of finance lease liabilities. The fair values of the assets acquired and liabilities assumed are preliminary and subject to change until we finalize our accounting for this acquisition.

Note 4—Sales and Other Operating Revenues

Disaggregated Revenues
The following tables present our disaggregated sales and other operating revenues:

	Millions of Dollars
	Three Months Ended March 31
	2025	2024
Product Line and Services
Refined petroleum products and renewable fuels	$22,249	25,739
Crude oil resales	3,102	5,578
Natural gas liquids (NGL) and natural gas	4,506	3,334
Services and other*	573	1,160
Consolidated sales and other operating revenues	$30,430	35,811

Geographic Location**
United States	$24,159	28,377
United Kingdom	2,962	3,890
Germany	1,218	1,303
Other countries	2,091	2,241
Consolidated sales and other operating revenues	$30,430	35,811
* Includes derivatives-related activities. See Note 14—Derivatives and Financial Instruments, for additional information.
** Sales and other operating revenues are attributable to countries based on the location of the operations generating the revenues.

Contract-Related Assets and Liabilities
At March 31, 2025, and December 31, 2024, receivables from contracts with customers were $7,992 million and $8,615 million, respectively. Significant noncustomer balances, such as buy/sell receivables and excise tax receivables, were excluded from these amounts.

Our contract-related assets also include payments we make to our marketing customers related to incentive programs. An incentive payment is initially recognized as an asset and subsequently amortized as a reduction to revenue over the contract term, which generally ranges from 5 to 15 years. At March 31, 2025, and December 31, 2024, our asset balances related to such payments were $659 million and $643 million, respectively.

Our contract liabilities primarily represent advances from our customers prior to product or service delivery. At March 31, 2025, and December 31, 2024, contract liabilities were $203 million and $232 million, respectively.

Remaining Performance Obligations
Most of our contracts with customers are spot contracts or term contracts with only variable consideration. We do not disclose remaining performance obligations for these contracts as the expected duration is one year or less or because the variable consideration has been allocated entirely to an unsatisfied performance obligation. We also have certain contracts in our Midstream segment that include minimum volume commitments with fixed pricing. At March 31, 2025, the remaining performance obligations related to these minimum volume commitment contracts amounted to $579 million. This amount excludes variable consideration and estimates of variable rate escalation clauses in our contracts with customers, and is expected to be recognized through 2035 with a weighted average remaining life of three years as of March 31, 2025.

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

At March 31, 2025, and December 31, 2024, we reported $10,221 million and $11,033 million of accounts and notes receivable, net of allowances of $70 million for both periods. Based on an aging analysis at March 31, 2025, more than 95% of our accounts receivable were outstanding less than 60 days.

We are also exposed to credit losses from off-balance sheet exposures, such as guarantees of joint venture debt and accounts receivables sold under a securitization facility, as well as standby letters of credit. See Note 11—Debt, Note 12—Guarantees, and Note 13—Contingencies and Commitments, for more information on these off-balance sheet exposures.

Note 6—Inventories

Inventories consisted of the following:

	Millions of Dollars
	March 31 2025	December 31 2024

Crude oil and products	$4,791	3,547
Materials and supplies	449	448
	$5,240	3,995

Inventories valued on the last-in, first-out (LIFO) basis totaled $4,694 million and $3,443 million at March 31, 2025, and December 31, 2024, respectively. The estimated excess of current replacement cost over LIFO cost of inventories amounted to approximately $5.4 billion and $4.9 billion at March 31, 2025, and December 31, 2024, respectively.

Certain planned reductions in inventory that are not expected to be replaced by the end of the year cause liquidations of LIFO inventory values. LIFO liquidations did not have a material impact on net income for the three months ended March 31, 2025 and 2024.

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

In October 2024, the Tribe filed another lawsuit against the USACE in federal district court in Washington, D.C., again challenging USACE’s allowance of pipeline operations while the EIS process proceeds. In this lawsuit, the Tribe purports to introduce new evidence regarding the pipeline’s proximity to a reservoir and attempts to relitigate arguments about the need for injunctive relief to support its position that the Supreme Court should halt pipeline operations. A consortium of 13 states has joined Dakota Access as intervenors. The consortium argues that the pipeline reduces pollution compared to other modes of transportation and that Dakota Access is integral to the health of regional energy and agriculture markets. The Tribe’s prior request for a shutdown was denied in May 2021. This latest lawsuit seeking a shutdown does not change the current deadline for the issuance of the final EIS. Motions to Dismiss the latest lawsuit were filed by USACE, Dakota Access, and Intervenors and opposed by the Tribe. The parties are awaiting the district court’s decision. On March 19, 2025, the Tribe filed a notice in support of its latest lawsuit, indicating three additional facts for the district court to consider when making its ruling on the lawsuit. These facts relate to events regarding Energy Transfer LP’s conduct and third-party actions against it.

Dakota Access and ETCO have guaranteed repayment of senior unsecured notes issued by a wholly owned subsidiary of Dakota Access. On April 1, 2024, Dakota Access’ wholly owned subsidiary repaid $1 billion aggregate principal amount of its outstanding senior notes upon maturity. We funded our 25% share of the repayment, or $250 million, with a capital contribution of $171 million in March 2024 and $79 million of distributions we elected not to receive from Dakota Access in the first quarter of 2024. At March 31, 2025, the aggregate principal amount outstanding of Dakota Access’ senior unsecured notes was $850 million.

In addition, Phillips 66 Partners LP (Phillips 66 Partners), a wholly owned subsidiary of Phillips 66, and its co-venturers in Dakota Access also provided a Contingent Equity Contribution Undertaking (CECU) in conjunction with the notes offering. Under the CECU, the co-venturers may be severally required to make proportionate equity contributions to Dakota Access if there is an unfavorable final judgment in the above-mentioned ongoing litigation. At March 31, 2025, our 25% share of the maximum potential equity contributions under the CECU was approximately $215 million. If the pipeline is required to cease operations, it may have a material adverse effect on our results of operations and cash flows. Should operations cease and Dakota Access and ETCO not have sufficient funds to pay its expenses, we also could be required to support our 25% share of the ongoing expenses, including scheduled interest payments on the notes of approximately $10 million annually, in addition to the potential obligations under the CECU at March 31, 2025.

At March 31, 2025, the aggregate book value of our investments in Dakota Access and ETCO was $875 million.

OnCue Holdings, LLC (OnCue)
We hold a 50% interest in OnCue, a joint venture that owns and operates retail convenience stores. We fully guarantee various debt agreements of OnCue and our co-venturer does not participate in the guarantees. This entity is considered a variable interest entity (VIE) because our debt agreements resulted in OnCue not being exposed to all potential losses. We have determined that we are not the primary beneficiary because we do not have the power to direct the activities that most significantly impact economic performance. At March 31, 2025, our maximum exposure to loss was $248 million, which represented the book value of our investment in OnCue of $190 million and guaranteed debt obligations of $58 million.

Investment Dispositions

On January 31, 2025, we sold our 49% ownership interest in Coop Mineraloel AG (Coop) and settled the foreign currency forward contracts entered into in connection with the asset sale. We received cash proceeds of $1.2 billion, consisting of a sales price of $1.15 billion and a final dividend relating to financial year 2024 of $92 million from Coop that was paid on January 30, 2025. We recognized a before-tax gain of $1 billion associated with the sale in the “Net gain on dispositions” line item on our consolidated statement of income for the three months ended March 31, 2025, which is reported in our M&S segment. The final dividend of $92 million is included within the “Cash Flows from Operating Activities” section of our consolidated statement of cash flows.

On January 30, 2025, DCP Midstream, LP (DCP LP) sold its 25% ownership interest in Gulf Coast Express Pipeline LLC for cash proceeds of $853 million. We recognized a before-tax gain of $68 million, which is included in the “Net gain on dispositions” line item on our consolidated statement of income for the three months ended March 31, 2025, and is reported in our Midstream segment.

Note 8—Properties, Plants and Equipment

Our investment in PP&E and the associated accumulated depreciation and amortization (Accum. D&A) balances were as follows:

	Millions of Dollars
	March 31, 2025			December 31, 2024
	Gross PP&E	Accum. D&A	Net PP&E	Gross PP&E	Accum. D&A	Net PP&E

Midstream	$26,342	5,003	21,339	26,187	4,820	21,367
Chemicals	—	—	—	—	—	—
Refining	22,527	12,437	10,090	22,274	11,991	10,283
Marketing and Specialties	2,138	1,307	831	2,091	1,267	824
Renewable Fuels	3,725	1,692	2,033	3,716	1,669	2,047
Corporate and Other	1,676	1,003	673	1,688	945	743
	$56,408	21,442	34,966	55,956	20,692	35,264

See Note 2—Restructuring, for information regarding our intention to cease operations at our Los Angeles Refinery. See Note 9—Impairments, for information regarding PP&E impairments.

Note 9—Impairments

	Millions of Dollars
	Three Months Ended March 31
	2025	2024

Midstream	$—	59
Refining	1	105
Corporate and Other	25	1
Total impairments	$26	165

In the first quarter of 2024, we recorded before-tax impairments totaling $163 million related to certain crude oil processing and logistics assets in California, of which $104 million was reported in our Refining segment and $59 million was reported in our Midstream segment.

These impairment charges are included within the “Impairments” line item on our consolidated statement of income. See Note 15—Fair Value Measurements, for additional information on the determination of fair value used to record these impairments.

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

	Three Months Ended March 31
	2025		2024
	Basic	Diluted	Basic	Diluted
Amounts Attributed to Phillips 66 Common Stockholders (millions):
Net Income Attributable to Phillips 66	487	487	748	748
Income allocated to participating securities	(2)	(2)	(2)	(1)
Net income available to common stockholders	$485	485	746	747

Weighted-average common shares outstanding (thousands):	407,926	409,182	427,165	428,959
Effect of share-based compensation	1,256	1,323	1,794	2,947
Weighted-average common shares outstanding—EPS	409,182	410,505	428,959	431,906

Earnings Per Share of Common Stock (dollars)	$1.19	1.18	1.74	1.73

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

Repayments

On February 18, 2025, upon maturity, Phillips 66 Partners repaid its 3.605% Senior Notes due February 2025 with an aggregate principal amount of $59 million.

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

Sales of accounts receivables under the Receivables Securitization Facility meet the sale criteria under ASC 860, Transfers and Servicing, and are derecognized from the consolidated balance sheet. P66 Receivables guarantees payment, in full, for accounts receivables sold to the purchasers. For the three months ended March 31, 2025, we sold $130 million of accounts receivables for cash proceeds under the Receivables Securitization Facility. We recognized an immaterial charge associated with the transfer of financial assets, which is included as a component within the line item “Selling, general and administrative expense” on our consolidated statement of income during the three months ended March 31, 2025.

At March 31, 2025, we had utilized $130 million of our $500 million Receivable Securitization Facility from sold accounts receivables not yet remitted to the purchaser. Additionally, we had no outstanding borrowings at March 31, 2025. Therefore, at March 31, 2025, we had unused capacity of $370 million. At December 31, 2024, we had utilized the full $500 million of our Receivables Securitization Facility from $125 million of sold accounts receivables not yet remitted to the purchaser and $375 million of outstanding borrowings.

On April 1, 2025, Phillips 66 Company amended the Receivables Securitization Facility to, among other things, increase the maximum size of the Receivables Securitization Facility from $500 million to $1 billion.

Credit Facilities and Commercial Paper

Phillips 66 and Phillips 66 Company
On January 13, 2025, we entered into a $200 million uncommitted credit facility (the 2025 Uncommitted Facility) with Phillips 66 Company as the borrower and Phillips 66 as the guarantor. The 2025 Uncommitted Facility contains covenants and events of default customary for unsecured uncommitted facilities. The 2025 Uncommitted Facility has no commitment fees or compensating balance requirements. Outstanding borrowings under the 2025 Uncommitted Facility bear interest at a rate of either (a) the adjusted term SOFR plus the applicable margin, (b) the adjusted daily simple SOFR plus the applicable margin or (c) the base rate, in each case plus the applicable margin. Each borrowing matures six months from the date of such borrowing. We may at any time prepay outstanding borrowings, in whole or in part, without premium or penalty. At March 31, 2025, no amount had been drawn under the 2025 Uncommitted Facility.

On June 25, 2024, we entered into a $400 million uncommitted credit facility (the Uncommitted Facility) with Phillips 66 Company as the borrower and Phillips 66 as the guarantor. The Uncommitted Facility contains covenants and events of default customary for unsecured uncommitted facilities. The Uncommitted Facility has no commitment fees or compensating balance requirements. Outstanding borrowings under the Uncommitted Facility bear interest at a rate of either (a) the adjusted term SOFR, (b) the adjusted daily simple SOFR or (c) the reference rate, in each case plus the applicable margin. Each borrowing matures six months from the date of such borrowing. We may at any time prepay outstanding borrowings, in whole or in part, without premium or penalty. At March 31, 2025, no amount had been drawn under the 2024 Uncommitted Facility, while at December 31, 2024, the entire $400 million had been drawn.

On February 28, 2024, we entered into a new $5 billion revolving credit agreement (the Facility) with Phillips 66 Company as the borrower and Phillips 66 as the guarantor and a scheduled maturity date of February 28, 2029. The Facility replaced our previous $5 billion revolving credit facility dated as of June 23, 2022, with Phillips 66 Company as the borrower and Phillips 66 as the guarantor, and the previous revolving credit facility was terminated. The Facility contains customary covenants similar to the previous revolving credit facility, including a maximum consolidated net debt-to-capitalization ratio of 65% as of the last day of each fiscal quarter. The Facility has customary events of default, such as nonpayment of principal when due; nonpayment of interest, fees or other amounts after grace periods; and violation of covenants. We may at any time prepay outstanding borrowings under the Facility, in whole or in part, without premium or penalty. We have the option to increase the overall capacity to $6 billion, subject to certain conditions. We also have the option to extend the scheduled maturity of the Facility for up to two additional one-year terms, subject to, among other things, the consent of the lenders holding the majority of the commitments and of each lender extending its commitment. Outstanding borrowings under the Facility bear interest at either: (a) the adjusted term SOFR (as described in the Facility) in effect from time to time plus the applicable margin; or (b) the reference rate (as described in the Facility) plus the applicable margin. The pricing levels for the commitment fee and interest-rate margins are determined based on the ratings in effect for our senior unsecured long-term debt from time to time. At March 31, 2025, and December 31, 2024, no amount had been drawn under the Facility.

Phillips 66 also has a $5 billion uncommitted commercial paper program for short-term working capital needs that is supported by the Facility. Commercial paper maturities are contractually limited to less than one year. At March 31, 2025, no borrowings were outstanding under this program, while at December 31, 2024, $435 million of commercial paper had been issued under this program.

DCP Midstream Class A Segment

On March 15, 2024, DCP LP terminated its $1.4 billion credit facility and its accounts receivable securitization facility that previously provided for up to $350 million of borrowing capacity. In conjunction with the termination of these facilities, DCP LP repaid $25 million in borrowings outstanding under its $1.4 billion credit facility and $350 million of borrowings outstanding under its accounts receivable securitization facility during the three months ended March 31, 2024.

Note 12—Guarantees

At March 31, 2025, we were liable for certain contingent obligations under various contractual arrangements as described below. We recognize a liability for the fair value of our obligation as a guarantor for newly issued or modified guarantees. Unless the carrying amount of the liability is noted below, we have not recognized a liability either because the guarantees were issued prior to December 31, 2002, or because the fair value of the obligation is immaterial. In addition, unless otherwise stated, we are not currently performing with any significance under the guarantees and expect future performance to be either immaterial or have only a remote chance of occurrence.

Lease Residual Value Guarantees
Under the operating lease agreement for our headquarters facility in Houston, Texas, we have the option, at the end of the lease term in September 2025, to request to renew the lease, purchase the facility or assist the lessor in marketing it for resale. We have a residual value guarantee associated with the operating lease agreement with a maximum potential future exposure of $514 million at March 31, 2025. We also have residual value guarantees associated with railcar, airplane and truck leases with maximum potential future exposures totaling $176 million. These leases have remaining terms of one to ten years.

Guarantees of Joint Venture Obligations
In March 2019, Phillips 66 Partners and its co-venturers in Dakota Access provided a CECU in conjunction with a senior unsecured notes offering. See Note 7—Investments, Loans and Long-Term Receivables, for additional information regarding Dakota Access and the CECU.

At March 31, 2025, we also had other guarantees outstanding primarily for our portion of certain joint venture debt, which have remaining terms of up to five years. The maximum potential future exposures under these guarantees were approximately $293 million. Payment would be required if a joint venture defaults on its obligations.

Indemnifications
Over the years, we have entered into various agreements to sell ownership interests in certain corporations, joint ventures and assets that gave rise to indemnifications. Agreements associated with these sales include indemnifications for taxes, litigation, environmental liabilities, permits and licenses, employee claims, and real estate tenant defaults. The provisions of these indemnifications vary greatly. The majority of these indemnifications are related to environmental issues, which generally have indefinite terms and potentially unlimited exposure. At March 31, 2025, and December 31, 2024, the carrying amount of recorded indemnifications was $122 million and $125 million, respectively.

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

At March 31, 2025, and December 31, 2024, environmental accruals for known contamination of $98 million and $100 million, respectively, were included in the carrying amount of the recorded indemnifications noted above. These environmental accruals were primarily included in the “Asset retirement obligations and accrued environmental costs” line item on our consolidated balance sheet. For additional information about environmental liabilities, see Note 13—Contingencies and Commitments.

Additionally, P66 Receivables has guaranteed all borrowings and receivables sold under our Receivables Securitization Facility. At March 31, 2025, $127 million of the sold accounts receivable remained uncollected, which represents our maximum potential future exposure under the guarantee associated with the Receivables Securitization Facility. See Note 11—Debt, for information regarding our Receivables Securitization Facility.

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

We are currently participating in environmental assessments and cleanups at numerous federal Superfund and comparable state sites. After an assessment of environmental exposures for cleanup and other costs, we make accruals on an undiscounted basis (except those pertaining to sites acquired in a business combination, which we record on a discounted basis) for planned investigation and remediation activities for sites where it is probable future costs will be incurred and these costs can be reasonably estimated. At March 31, 2025, our total environmental accruals were $435 million, compared with $439 million at December 31, 2024. We expect to incur a substantial amount of these expenditures within the next 30 years. We have not reduced these accruals for possible insurance recoveries. In the future, we may be involved in additional environmental assessments, cleanups and proceedings.

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

Propel Fuels Litigation
In late 2017, as part of Phillips 66 Company’s evaluation of various opportunities in the renewable fuels business, Phillips 66 Company engaged with Propel Fuels, Inc. (Propel Fuels), a California company that distributes E85 and other alternative fuels through fueling kiosks. Ultimately, the parties were not able to reach an agreement and negotiations were terminated in August 2018. On February 17, 2022, Propel Fuels filed a lawsuit in the Superior Court of California, County of Alameda (the Propel Court), alleging that Phillips 66 Company misappropriated trade secrets related to Propel Fuels’ renewable fuels business during and after due diligence. On October 16, 2024, a jury returned a verdict against Phillips 66 Company for $604.9 million in compensatory damages and issued a willfulness finding. In 2025, the Propel Court is expected to rule on motions filed by Propel Fuels seeking exemplary damages and attorneys’ fees. Propel Fuels asked the Propel Court to grant treble damages and Phillips 66 Company filed a brief in opposition to that request. A hearing on the exemplary damages was held on March 4, 2025. Also in 2025, the Propel Court is expected to rule on motions to be filed by Phillips 66 Company for a judgment in its favor as a matter of law, or in the alternative to reduce the jury’s verdict or to grant a new trial. Phillips 66 Company denies any wrongdoing and intends to vigorously defend its position. As a result of the jury verdict in October 2024, the Company recorded an accrual of $604.9 million during the third quarter of 2024, which was reported in the M&S segment. The accrued amount is reflected as “Other liabilities and deferred credits” on our consolidated balance sheet as of March 31, 2025, and December 31, 2024. However, it is reasonably possible that the estimate of the loss could change based on the progression of the case, including the appeals process. Because of the uncertainties associated with ongoing litigation, we are unable to estimate the range of reasonably possible loss that may be attributable to exemplary damages, if any, in excess of the amount accrued. If information were to become available that would allow us to reasonably estimate a range of potential exposure in an amount higher or lower than the amount already accrued, we would adjust our accrued liabilities accordingly. While Phillips 66 Company believes the jury verdict is not legally or factually supported and intends to pursue post-judgment remedies and file an appeal, there can be no assurances that such defense efforts will be successful. To the extent Phillips 66 Company is required to pay exemplary damages, it may have a material adverse effect on our financial position and results of operations.

Other Contingencies
We have contingent liabilities resulting from throughput agreements with pipeline and processing companies not associated with financing arrangements. Under these agreements, we may be required to provide any such company with additional funds through advances and penalties for fees related to throughput capacity not utilized.

At March 31, 2025, we had performance obligations secured by letters of credit and bank guarantees of $778 million related to various purchase and other commitments incident to the ordinary conduct of business.

Note 14—Derivatives and Financial Instruments

Derivative Instruments
We use financial and commodity-based derivative contracts to manage exposures to fluctuations in commodity prices, interest rates and foreign currency exchange rates, or to capture market opportunities. Because we do not apply hedge accounting for commodity derivative contracts, all realized and unrealized gains and losses from commodity derivative contracts are recognized in our consolidated statement of income. Gains and losses from derivative contracts held for trading not directly related to our physical business are reported net in the “Other income” line item on our consolidated statement of income. Realized and unrealized gains on the foreign currency derivative entered into in connection with the sale of our 49% ownership interest in Coop are reported in the “Net gain on dispositions” line item on our consolidated statement of income. Cash flows from all of our commodity derivative activity for the periods presented appear in the operating section on our consolidated statement of cash flows.

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

	Millions of Dollars
	March 31, 2025				December 31, 2024
	Commodity Derivatives		Effect of Collateral Netting	Net Carrying Value Presented on the Balance Sheet	Commodity Derivatives		Effect of Collateral Netting	Net Carrying Value Presented on the Balance Sheet
	Assets	Liabilities			Assets	Liabilities

Assets
Prepaid expenses and other current assets	$683	(584)	—	99	1,021	(922)	—	99
Liabilities
Other accruals	2,469	(2,643)	101	(73)	1,136	(1,226)	46	(44)
Other liabilities and deferred credits	78	(93)	20	5	60	(71)	16	5
Total	$3,230	(3,320)	121	31	2,217	(2,219)	62	60

At March 31, 2025, and December 31, 2024, there was no material cash collateral received or paid that was not offset on our consolidated balance sheet.

The realized and unrealized gains (losses) incurred from commodity derivatives, and the line items where they appear on our consolidated statement of income, were:

	Millions of Dollars
	Three Months Ended March 31
	2025	2024

Sales and other operating revenues	$(65)	(202)
Other income	14	38
Purchased crude oil and products	(176)	(256)
Net loss from commodity derivative activity	$(227)	(420)

The following table summarizes our material net exposures resulting from outstanding commodity derivative contracts. These financial and physical derivative contracts are primarily used to manage price exposure on our underlying operations. The underlying exposures may be from nonderivative positions such as inventory volumes. Financial derivative contracts may also offset physical derivative contracts, such as forward purchase and sales contracts. The percentage of our derivative contract volumes expiring within the next 12 months was more than 90% at March 31, 2025, and December 31, 2024.

	Open Position Long / (Short)
	March 31 2025	December 31 2024
Commodity
Crude oil, refined petroleum products, NGL and renewable feedstocks (millions of barrels)	(38)	(22)
Natural gas (billions of cubic feet)	(8)	(14)

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

The aggregate fair values of all derivative instruments with such credit-risk-related contingent features that were in a liability position were immaterial at March 31, 2025, and December 31, 2024.

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

The carrying values and fair values by hierarchy of our financial assets and liabilities, either carried or disclosed at fair value, including any effects of counterparty and collateral netting, were:

	Millions of Dollars
	March 31, 2025
	Fair Value Hierarchy			Total Fair Value of Gross Assets & Liabilities	Effect of Counterparty Netting	Effect of Collateral Netting	Difference in Carrying Value and Fair Value	Net Carrying Value Presented on the Balance Sheet
	Level 1	Level 2	Level 3
Commodity Derivative Assets
Exchange-cleared instruments	$3,141	—	—	3,141	(3,126)	—	—	15
Physical forward contracts	—	85	4	89	(5)	—	—	84
Rabbi trust assets	143	—	—	143	N/A	N/A	—	143
Investment in NOVONIX	26	—	—	26	N/A	N/A	—	26
	$3,310	85	4	3,399	(3,131)	—	—	268

Commodity Derivative Liabilities
Exchange-cleared instruments	$3,247	—	—	3,247	(3,126)	(121)	—	—
Physical forward contracts	—	72	1	73	(5)	—	—	68
Floating-rate debt	—	550	—	550	N/A	N/A	—	550
Fixed-rate debt, excluding finance leases and software obligations	—	16,990	—	16,990	N/A	N/A	890	17,880
	$3,247	17,612	1	20,860	(3,131)	(121)	890	18,498

	Millions of Dollars
	December 31, 2024
	Fair Value Hierarchy			Total Fair Value of Gross Assets & Liabilities	Effect of Counterparty Netting	Effect of Collateral Netting	Difference in Carrying Value and Fair Value	Net Carrying Value Presented on the Balance Sheet
	Level 1	Level 2	Level 3
Commodity Derivative Assets
Exchange-cleared instruments	$2,137	—	—	2,137	(2,111)	—	—	26
OTC instruments	—	7	—	7	—	—	—	7
Physical forward contracts	—	70	3	73	(7)	—	—	66
Rabbi trust assets	153	—	—	153	N/A	N/A	—	153
Investment in NOVONIX	36	—	—	36	N/A	N/A	—	36
Foreign currency derivative	—	67	—	67	N/A	N/A	—	67
	$2,326	144	3	2,473	(2,118)	—	—	355

Commodity Derivative Liabilities
Exchange-cleared instruments	$2,173	—	—	2,173	(2,111)	(62)	—	—
Physical forward contracts	—	45	1	46	(7)	—	—	39
Floating-rate debt	—	1,760	—	1,760	N/A	N/A	—	1,760
Fixed-rate debt, excluding finance leases and software obligations	—	16,913	—	16,913	N/A	N/A	1,020	17,933
	$2,173	18,718	1	20,892	(2,118)	(62)	1,020	19,732

The rabbi trust assets and investment in NOVONIX are recorded in the “Investments and long-term receivables” line item, and floating-rate and fixed-rate debt are recorded in the “Short-term debt” and “Long-term debt” line items on our consolidated balance sheet. The foreign currency derivative was recorded in the “Prepaid expenses and other current assets” line item on our consolidated balance sheet at December 31, 2024. See Note 14—Derivatives and Financial Instruments, for information regarding where the assets and liabilities related to our commodity derivatives are recorded on our consolidated balance sheet.

Nonrecurring Fair Value Measurements

PP&E
In the first quarter of 2024, we remeasured the carrying value of the net PP&E of certain crude oil processing and logistics assets in California to fair value. Fair value was determined using a market approach. These valuations resulted in Level 3 nonrecurring fair value measurements.

See Note 9—Impairments, for additional information regarding before-tax impairments recorded in 2024.

Note 16—Pension and Postretirement Plans

The components of net periodic benefit cost for the three months ended March 31, 2025 and 2024, were as follows:

	Millions of Dollars
	Pension Benefits				Other Benefits
	2025		2024		2025	2024
	U.S.	Int’l.	U.S.	Int’l.
Components of Net Periodic Benefit Cost
Three Months Ended March 31
Service cost	$31	3	29	3	—	1
Interest cost	32	8	28	8	2	2
Expected return on plan assets	(38)	(11)	(38)	(11)	—	—
Amortization of net actuarial loss (gain)	4	—	3	—	(1)	(1)
Settlements	2	—	1	—	—	—
Net periodic benefit cost*	$31	—	23	—	1	2
* Included in the “Operating expenses” and “Selling, general and administrative expenses” line items on our consolidated statement of income.

During the three months ended March 31, 2025, we contributed $49 million to our U.S. pension and other postretirement benefit plans and $1 million to our international pension plans. We currently expect to make additional contributions of approximately $26 million to our U.S. pension and other postretirement benefit plans and approximately $4 million to our international pension plans during the remainder of 2025. Cash contributions are included in the “Other” line item of the “Cash Flows From Operating Activities” section of our consolidated statement of cash flows.

Note 17—Accumulated Other Comprehensive Loss

Changes in the balances of each component of accumulated other comprehensive loss were as follows:

	Millions of Dollars
	Defined Benefit Plans	Foreign Currency Translation	Hedging	Accumulated Other Comprehensive Loss

December 31, 2024	$(140)	(262)	(5)	(407)
Other comprehensive income before reclassifications	2	100	—	102
Amounts reclassified from accumulated other comprehensive loss
Defined benefit plans*
Amortization of net actuarial loss and settlements	4	—	—	4
Foreign currency translation**	—	(12)	—	(12)
Hedging	—	—	—	—
Net current period other comprehensive income	6	88	—	94
March 31, 2025	$(134)	(174)	(5)	(313)

December 31, 2023	$(120)	(157)	(5)	(282)
Other comprehensive income (loss) before reclassifications	1	(32)	—	(31)
Amounts reclassified from accumulated other comprehensive loss
Defined benefit plans*
Amortization of net actuarial loss and settlements	1	—	—	1
Foreign currency translation	—	—	—	—
Hedging	—	—	—	—
Net current period other comprehensive income (loss)	2	(32)	—	(30)
March 31, 2024	$(118)	(189)	(5)	(312)
* Included in the computation of net periodic benefit cost. See Note 16—Pension and Postretirement Plans, for additional information.
** Included in the gain on sale of Coop, recognized in the “Net gain on dispositions” line item on our consolidated statement of income. See Note 7—Investments, Loans and Long-Term Receivables, for additional information.

Note 18—Related Party Transactions

Significant transactions with related parties were:

	Millions of Dollars
	Three Months Ended March 31
	2025	2024

Operating revenues and other income (a)	$1,036	1,133
Purchases (b)	4,010	5,231
Operating expenses and selling, general and administrative expenses (c)	74	69

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

Corporate and Other includes general corporate overhead, interest income, interest expense, our investment in research of new technologies, our investment in NOVONIX, and various other corporate activities. Corporate assets include all cash, cash equivalents, income tax-related assets and enterprise information technology assets.

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

Analysis of Results by Operating Segment

	Millions of Dollars
	Three Months Ended March 31, 2025
	Operating Segments
	Midstream	Chemicals	Refining	M&S	Renewable Fuels	Corporate and Other	Consolidating Adjustments	Total Consolidated
Revenues and Other Income
Third-party sales and other operating revenues	$4,827	—	5,702	19,163	728	10	—	30,430
Intercompany revenues	631	—	10,173	478	781	2	(12,065)	—
Total sales and other operating revenues	5,458	—	15,875	19,641	1,509	12	(12,065)	30,430
Equity in earnings of affiliates	110	113	(105)	36	(1)	—	—	153
Net gain on dispositions	69	—	—	1,018	—	—	—	1,087
Other income	10	—	3	6	19	18	—	56
Total Revenues and Other Income	5,647	113	15,773	20,701	1,527	30	(12,065)	31,726

Costs and Expenses
Purchased crude oil and products	4,089	—	15,025	19,045	1,536	—	(12,035)	27,660
Operating expenses*	458	2	1,074	18	96	4	(30)	1,622
Selling, general and administrative expenses*	53	(2)	46	328	18	76	—	519
Depreciation and amortization	233	—	456	20	23	59	—	791
Impairments	—	—	1	—	—	25	—	26
Taxes other than income taxes	61	—	110	9	35	18	—	233
Interest and debt expense	—	—	—	—	—	221	—	221
Other segment items**	2	—	(2)	(1)	4	3	—	6
Total Costs and Expenses	4,896	—	16,710	19,419	1,712	406	(12,065)	31,078

Income (loss) before income taxes	$751	113	(937)	1,282	(185)	(376)	—	648
* These significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. The total of the line items "Operating expenses" and "Selling, general and administrative expenses" is considered "Controllable costs" and is provided to the CODM.
** “Other segment items” for each reportable segment includes the following line items on our consolidated statement of income: “Accretion on discounted liabilities” and “Foreign currency transaction (gains) losses.”

	Millions of Dollars
	Three Months Ended March 31, 2024
	Operating Segments
	Midstream	Chemicals	Refining	M&S	Renewable Fuels	Corporate and Other	Consolidating Adjustments	Total Consolidated
Revenues and Other Income
Third-party sales and other operating revenues	$4,124	—	9,225	22,084	368	10	—	35,811
Intercompany revenues	717	—	12,684	518	775	3	(14,697)	—
Total sales and other operating revenues	4,841	—	21,909	22,602	1,143	13	(14,697)	35,811
Equity in earnings of affiliates	155	201	108	64	—	—	—	528
Net gain on dispositions	—	—	—	—	—	—	—	—
Other income	4	—	33	9	5	56	(10)	97
Total Revenues and Other Income	5,000	201	22,050	22,675	1,148	69	(14,707)	36,436

Costs and Expenses
Purchased crude oil and products	3,600	—	20,405	21,915	1,149	—	(14,683)	32,386
Operating expenses*	434	(2)	953	16	72	3	(24)	1,452
Selling, general and administrative expenses*	76	(2)	38	319	11	115	—	557
Depreciation and amortization	229	—	208	36	6	25	—	504
Impairments	59	—	105	—	—	1	—	165
Taxes other than income taxes	44	—	121	15	(34)	19	—	165
Interest and debt expense	—	—	—	—	—	227	—	227
Other segment items**	4	—	4	8	(1)	1	—	16
Total Costs and Expenses	4,446	(4)	21,834	22,309	1,203	391	(14,707)	35,472

Income (loss) before income taxes	$554	205	216	366	(55)	(322)	—	964
* These significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. The total of the line items "Operating expenses" and "Selling, general and administrative expenses" is considered "Controllable costs" and is provided to the CODM.
** “Other segment items” for each reportable segment includes the following line items on our consolidated statement of income: “Accretion on discounted liabilities” and “Foreign currency transaction (gains) losses.”

Other Segment Disclosures

	Millions of Dollars
	Operating Segments
	Midstream	Chemicals	Refining	M&S	Renewable Fuels	Corporate and Other	Total Consolidated
Three Months Ended March 31, 2025
Interest Income	$—	—	—	—	—	34	34
Capital Expenditures and Investments	216	—	176	15	9	7	423
Three Months Ended March 31, 2024
Interest Income	$—	—	—	—	—	42	42
Capital Expenditures and Investments	255	—	135	15	217	6	628

	Millions of Dollars
	Operating Segments
	Midstream	Chemicals	Refining	M&S	Renewable Fuels	Corporate and Other	Total Consolidated
As of March 31, 2025
Investments In and Advances to Affiliates	$2,261	7,899	2,278	557	15	2	13,012
Total Assets	27,421	7,921	19,732	10,382	3,144	3,238	71,838
As of December 31, 2024
Investments In and Advances to Affiliates	$3,080	7,819	$2,381	719	16	2	14,017
Total Assets	28,334	7,842	19,599	9,799	3,142	3,866	72,582

Note 20—Income Taxes

Our effective income tax rate for the three months ended March 31, 2025, was 19%, compared to 21% for the corresponding period of 2024. The decrease in our effective rate for the three months ended March 31, 2025, was primarily attributable to the effects of state income taxes in the period.

The effective tax rate for the three months ended March 31, 2025, varied from the U.S. federal statutory income tax rate primarily due to the impact of tax benefits from share-based compensation plans and non-taxable items.

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

The most significant assets of DCP Midstream Class A Segment that are available to settle only its obligations, along with its most significant liabilities for which its creditors do not have recourse to Phillips 66’s general credit, were:

	Millions of Dollars
	March 31 2025	December 31 2024
Accounts receivable	$654	638
Net properties, plants and equipment	8,871	8,861
Investments and long-term receivables	811	1,622
Accounts payable	866	909
Short-term debt	529	532
Long-term debt	2,908	2,913

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

EXECUTIVE OVERVIEW AND BUSINESS ENVIRONMENT

Phillips 66 is uniquely positioned as a leading integrated downstream energy provider operating with Midstream, Chemicals, Refining, Marketing and Specialties (M&S), and Renewable Fuels segments. At March 31, 2025, we had total assets of $71.8 billion. Our common stock trades on the New York Stock Exchange under the symbol PSX.

Executive Overview
In the first quarter of 2025, we reported earnings of $487 million and cash provided by operating activities of $187 million. During the quarter, we funded capital expenditures and investments of $423 million and received proceeds from asset dispositions of $2 billion. Additionally, we repaid $1.3 billion of debt, paid $247 million to repurchase shares of our common stock and paid $469 million of dividends to our common stockholders. We ended the first quarter of 2025 with $1.5 billion of cash and cash equivalents and $5.4 billion of total committed capacity available under our credit facilities.

Strategic Priorities Update
In January 2025, we announced the next phase of priorities along with financial and operational initiatives through year-end 2027. With these targets, the company is continuing to focus on creating shareholder value; driving disciplined growth and returns; and maintaining financial strength and flexibility. We are focused on operational and cost reduction targets intended to drive world-class operations across our portfolio, while maintaining emphasis on growing our Midstream and Chemicals businesses.

•Shareholder Returns – We believe shareholder value is enhanced through, among other things, a secure, competitive and growing dividend, complemented by share repurchases. Our financial target aims to return greater than 50% of net cash provided by operating activities to shareholders through share repurchases and dividends. The amount and timing of future dividend payments and the level and timing of future share repurchases is subject to the discretion of, and approval by, our Board of Directors and will depend on various factors including our share price, results of operations, financial condition and cash required for future business plans.

•In April 2025, our Board of Directors declared a quarterly cash dividend of $1.20 per common share, representing a $0.05 increase, reflecting our commitment to a secure, competitive and growing dividend.

•World-Class Operations – We are focused on achieving operational excellence by optimizing utilization rates and product yield at our refineries through reliable and safe operations, which will enable us to capture the value available in the market in terms of prices and margins. With our new targets, we remain focused on a competitive cost structure and plan to enhance Refining segment returns and increase our utilization rates by focusing on low-capital, higher-return projects that increase asset reliability and improve market capture.

•We continue to focus on Refining performance, targeting an annual clean product yield of greater than 86%, crude oil capacity utilization rates higher than industry average, and continuing to improve our competitive cost structure.

•Disciplined Growth and Returns – A disciplined capital allocation process ensures we invest in projects that are expected to generate competitive returns. Our strategy remains focused on growing our Midstream and Chemicals businesses. Within our Midstream segment, we are primarily focused on maximizing the value of our fully integrated natural gas liquids (NGL) wellhead-to-market value chain.

•In January 2025, we closed on the sale of our 49% ownership in Coop Mineraloel AG (Coop) and DCP Midstream, LP’s (DCP LP) 25% ownership in Gulf Coast Express Pipeline LLC (GCX) and received total proceeds of $2 billion. We will continue to evaluate future opportunities to rationalize our asset portfolio. We have budgeted $2.1 billion for 2025 capital expenditures and investments, exclusive of acquisitions, which includes $1.1 billion of growth capital, primarily in our Midstream segment. Refer to Note 7—Investments, Loans and Long-Term Receivables, in the Notes to Consolidated Financial Statements for additional information on the investment dispositions.

•We continued expansion of our Midstream NGL wellhead-to-market platform with a recent acquisition. On April 1, 2025, we acquired all issued and outstanding equity interests in each of EPIC Y-Grade GP, LLC and EPIC Y-Grade, LP, together with their respective subsidiaries, which own various long haul natural gas liquids pipelines, fractionation facilities and distribution systems. Refer to Note 3—Business Combinations, in the Notes to Consolidated Financial Statements for additional information.

•Our new financial targets through 2027 reflect our plans to grow our Midstream and Chemicals businesses, as well as maintain total annual capital expenditures and investments of approximately $2 billion, excluding acquisitions.

•Financial Strength and Flexibility – We use a variety of funding sources to support our liquidity requirements, including cash from operations, debt and proceeds from dispositions. Our focus remains on protecting the stable cash generation from the Midstream and Marketing and Specialties (M&S) businesses while balancing continued portfolio optimization.

•We are targeting reductions of total debt to $17 billion and to lower our debt to capital ratio.

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

Business Environment
Our Midstream segment includes our Transportation and natural gas liquids (NGL) businesses. Our Transportation business contains fee-based operations not directly exposed to commodity price risk. Our NGL business, including DCP Midstream Class A Segment, DCP Sand Hills Pipeline, LLC (DCP Sand Hills) and DCP Southern Hills Pipeline, LLC (DCP Southern Hills), contains both fee-based operations and operations directly impacted by NGL and natural gas prices. The weighted-average NGL price was $0.74 per gallon during the first quarter of 2025, compared with $0.70 per gallon during the first quarter of 2024. The Henry Hub natural gas price was $4.27 per million British thermal units (MMBtu) during the first quarter of 2025, compared with $2.41 per MMBtu during the first quarter of 2024. The increases in NGL and natural gas prices were primarily due to colder weather and an increase in liquefied natural gas exports.

Our Chemicals segment consists of our 50% equity investment in Chevron Phillips Chemical Company LLC (CPChem). The chemicals and plastics industry is mainly a commodity-based industry where the margins for key products are based on supply and demand, as well as cost factors. The benchmark high-density polyethylene chain margin was 10.9 cents per pound in the first quarter of 2025, compared with 16.4 cents per pound in the first quarter of 2024. The decrease was mainly due to higher natural gas and ethane prices and lower polyethylene demand.

Our Refining segment results are driven by several factors, including market crack spreads, refinery throughput, feedstock costs, product yields, turnaround activity, and other operating costs. Market crack spreads are used as indicators of refining margins and measure the difference between market prices for refined petroleum products and crude oil. The composite 3:2:1 market crack spread for our business decreased to an average of $15.83 per barrel during the first quarter of 2025, from an average of $19.45 per barrel during the first quarter of 2024. The decrease in the composite market crack spread was primarily driven by market instability as geopolitical events drove demand concerns. The price of U.S. benchmark crude oil, West Texas Intermediate (WTI) at Cushing, Oklahoma, decreased to an average of $71.46 per barrel during the first quarter of 2025, from an average of $77.07 per barrel during the first quarter of 2024, primarily due to increased supply.

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

Our Renewable Fuels segment consists of the operations and assets of the Rodeo Renewable Energy Complex (Rodeo Complex), as well as the global activities to procure renewable feedstocks, manage certain regulatory credits, and market renewable fuels. Results for our Renewable Fuels segment are impacted by several factors, including the market price of renewable fuels, feedstock costs, throughput, operating costs and the value of certain regulatory credits, as well as other market factors, largely determined by the relationship between supply and demand.

RESULTS OF OPERATIONS

Unless otherwise indicated, discussion of results for the three months ended March 31, 2025, is based on a comparison with the corresponding period of 2024.

Consolidated Results

A summary of income (loss) before income taxes by business segment with a reconciliation to net income attributable to Phillips 66 follows:

	Millions of Dollars
	Three Months Ended March 31
	2025	2024

Midstream	$751	554
Chemicals	113	205
Refining	(937)	216
Marketing and Specialties	1,282	366
Renewable Fuels	(185)	(55)
Corporate and Other	(376)	(322)
Income before income taxes	648	964
Income tax expense	122	203
Net income	526	761
Less: net income attributable to noncontrolling interests	39	13
Net income attributable to Phillips 66	$487	748

Our net income attributable to Phillips 66 in the first quarter of 2025 was $487 million, compared with $748 million in the first quarter of 2024. The decrease was primarily due to a decline in realized refining margins primarily driven by lower market crack spreads, as well as lower volumes and higher costs driven by planned turnaround activity. The decrease was also attributable to lower equity earnings from CPChem and declining domestic marketing fuel margins. These decreases were partially offset by a before-tax gain of $1 billion associated with the sale of our investment in Coop recognized in our M&S segment.

See the “Segment Results” section for additional information on our segment results.

Statement of Income Analysis

Sales and other operating revenues and purchased crude oil and products decreased 15% for the three months ended March 31, 2025. The decreases in both line items were due to lower prices for refined petroleum products and crude oil, partially offset by an increase in prices for NGL, as well as lower volumes primarily attributable to turnaround activity.

Equity in earnings of affiliates decreased 71% for the three months ended March 31, 2025. The decrease was primarily attributable to lower equity earnings from WRB Refining LP (WRB) resulting from lower margins, as well as lower equity earnings from CPChem. See the Chemicals segment analysis in the “Segment Results” section for additional information regarding CPChem.

Net gain on dispositions increased $1,087 million for the three months ended March 31, 2025, primarily due to a before-tax gain of $1 billion associated with the sale of our investment in Coop recognized in the M&S segment. Refer to Note 7—Investments, Loans and Long-Term Receivables, in the Notes to Consolidated Financial Statements for additional information regarding the sale of Coop.

Other income decreased 42% for the three months ended March 31, 2025, primarily due to lower results from trading activities, as well as a decrease in the fair value of our investment in NOVONIX. These decreases were partially offset by Clean Fuel Production credits recorded in the first quarter of 2025.

Operating expenses increased 12% for the three months ended March 31, 2025. The increase was primarily due to higher turnaround and utility costs.

Depreciation and amortization increased 57% for the three months ended March 31, 2025, primarily due to $246 million of accelerated depreciation recorded in the first quarter of 2025 associated with our plan to cease operations at our Los Angeles Refinery in the fourth quarter of 2025. See Note 2—Restructuring, in the Notes to Consolidated Financial Statements for information regarding our plans to cease operations at our Los Angeles Refinery.

Impairments decreased 84% for the three months ended March 31, 2025. The decrease for the three months ended March 31, 2025, was primarily due to before-tax impairments of $163 million recorded in our Refining and Midstream segments in the first quarter of 2024 related to certain crude oil processing and logistics assets in California. See Note 9—Impairments, in the Notes to Consolidated Financial Statements for additional information regarding impairments.

Taxes other than income taxes increased 41% for the three months ended March 31, 2025. The increase was primarily driven by the expiration of the Biodiesel Blender Tax Credit, as well as an increase in taxes related to feedstock imports at the Rodeo Complex.

Income tax expense decreased 40% for the three months ended March 31, 2025, primarily due to lower income before income taxes. See Note 20—Income Taxes, in the Notes to Consolidated Financial Statements for information regarding our effective income tax rates.

Net income attributable to noncontrolling interests increased $26 million for the three months ended March 31, 2025, due to higher results from DCP LP primarily driven by the sale of GCX in January 2025. See Note 7—Investments, Loans and Long-Term Receivables, in the Notes to Consolidated Financial Statements for additional information regarding the sale of GCX.

Segment Results

Midstream

	Three Months Ended March 31
	2025	2024

	Millions of Dollars
Income Before Income Taxes
Transportation	$243	244
NGL	508	310
Total Midstream	$751	554

	Thousands of Barrels Daily
Transportation Volumes
Pipelines*	2,893	2,979
Terminals	2,938	3,109
Operating Statistics
Wellhead Volume (billion cubic feet per day)**	4.1	4.4
NGL production**	437	417
Pipeline Throughput–Y-Grade to Market***	704	714
NGL fractionated	748	679
* Pipelines represent the sum of volumes transported through each separately tariffed consolidated pipeline segment, excluding NGL’s pipelines.
** Includes 100% of DCP Midstream Class A Segment.
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

Results from our Midstream segment increased $197 million for the three months ended March 31, 2025.

Results from our Transportation business for the three months ended March 31, 2025, were in line with results for the three months ended March 31, 2024.

Results from our NGL business increased $198 million for the three months ended March 31, 2025, primarily due to a before-tax gain of $68 million recognized in the first quarter of 2025 on the sale of DCP LP’s 25% ownership interest in GCX, contributions from recently acquired gathering and processing assets, increased liquefied petroleum gas cargo volumes and margins, as well as, improved NGL and natural gas prices and increased fractionation volumes.

See the “Executive Overview and Business Environment” section for information on market factors impacting this quarter’s results.

Chemicals

	Three Months Ended March 31
	2025	2024

	Millions of Dollars

Income Before Income Taxes	$113	205

Millions of Pounds

CPChem Externally Marketed Sales Volumes*	6,131	5,918
* Represents 100% of CPChem’s outside sales of produced petrochemical products, as well as commission sales from equity affiliates.

Olefins and Polyolefins Capacity Utilization (percent)	100%	96

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

Results from the Chemicals segment decreased $92 million for the three months ended March 31, 2025, primarily due to decreased polyethylene margins driven by lower sales prices and higher feedstock costs, lower volumes, and increased utility costs.

See the “Executive Overview and Business Environment” section for information on market factors impacting CPChem’s results.

Refining

	Three Months Ended March 31
	2025	2024

	Millions of Dollars
Income (Loss) Before Income Taxes
Atlantic Basin/Europe	$(199)	78
Gulf Coast	(333)	120
Central Corridor	(50)	213
West Coast	(355)	(195)
Worldwide	$(937)	216

	Dollars Per Barrel
Income (Loss) Before Income Taxes
Atlantic Basin/Europe	$(5.15)	1.66
Gulf Coast	(8.95)	2.53
Central Corridor	(1.85)	8.31
West Coast	(16.60)	(8.26)
Worldwide	(7.53)	1.50

Realized Refining Margins*
Atlantic Basin/Europe	$7.08	9.70
Gulf Coast	4.43	10.95
Central Corridor	8.29	12.56
West Coast	7.12	10.60
Worldwide	6.81	11.01
* See the “Non-GAAP Reconciliations” section for a reconciliation of this non-GAAP measure to the most directly comparable measure under generally accepted accounting principles in the United States (GAAP), income (loss) before income taxes per barrel.

In October 2024, we announced our intention to cease operations at our Los Angeles Refinery in the fourth quarter of 2025, and we are evaluating potential future uses of the property. See Note 2—Restructuring, in the Notes to Consolidated Financial Statements for additional information. In early 2024, we ceased crude operations at the San Francisco Refinery as part of the conversion of the refinery into the Rodeo Complex.

	Thousands of Barrels Daily
	Three Months Ended March 31
Operating Statistics	2025	2024
Refining operations*
Atlantic Basin/Europe
Crude oil capacity	537	537
Crude oil processed	359	472
Capacity utilization (percent)	67%	88
Refinery production	435	522
Gulf Coast
Crude oil capacity	529	529
Crude oil processed	369	475
Capacity utilization (percent)	70%	90
Refinery production	409	526
Central Corridor
Crude oil capacity	531	531
Crude oil processed	521	509
Capacity utilization (percent)	98%	96
Refinery production	542	527
West Coast
Crude oil capacity	244	244
Crude oil processed	228	244
Capacity utilization (percent)	93%	100
Refinery production	236	257
Worldwide
Crude oil capacity	1,841	1,841
Crude oil processed	1,477	1,700
Capacity utilization (percent)	80%	92
Refinery production	1,622	1,832
* Includes our share of equity affiliates.

The Refining segment refines crude oil and other feedstocks into petroleum products, such as gasoline and distillates, including aviation fuels, at 11 refineries in the United States and Europe.

Results from our Refining segment decreased $1,153 million for the three months ended March 31, 2025, primarily due to lower realized margins as a result of declining market crack spreads, as well as lower volumes and higher costs driven by planned turnaround activity.

Our worldwide refining crude oil capacity utilization rate was 80% and 92% for the three months ended March 31, 2025 and 2024, respectively. The decrease for the three months ended March 31, 2025, was primarily due to higher turnaround activity. See the “Executive Overview and Business Environment” section for information on market factors impacting this quarter’s results.

Marketing and Specialties

	Three Months Ended March 31
	2025	2024

	Millions of Dollars

Income Before Income Taxes	$1,282	366

	Dollars Per Barrel
Income Before Income Taxes
U.S.	$0.67	1.38
International	39.88	2.94

Realized Marketing Fuel Margins*
U.S.	$1.36	1.60
International	4.87	4.88
* See the “Non-GAAP Reconciliations” section for a reconciliation of this non-GAAP measure to the most directly comparable GAAP measure, income before income taxes per barrel.

	Dollars Per Gallon
U.S. Average Wholesale Prices*
Gasoline	$2.50	2.61
Distillates	2.54	2.83
* On third-party branded petroleum product sales, excluding excise taxes.

	Thousands of Barrels Daily
Marketing Refined Product Sales
Gasoline	1,194	1,215
Distillates	906	968
Other	40	46
	2,140	2,229

The M&S segment purchases for resale and markets refined products, mainly in the United States and Europe. In addition, this segment includes the manufacturing and marketing of base oils and lubricants.

Results from the M&S segment increased $916 million for the three months ended March 31, 2025. The increase was primarily due to a before-tax gain of $1 billion associated with the sale of our investment in Coop, partially offset by lower domestic marketing fuel margins. Refer to Note 7—Investments, Loans and Long-Term Receivables, in the Notes to Consolidated Financial Statements for additional information regarding the sale of Coop.

See the “Executive Overview and Business Environment” section for information on marketing fuel margins and other market factors impacting this quarter’s results.

Renewable Fuels

	Three Months Ended March 31
	2025	2024

	Millions of Dollars

Loss Before Income Taxes	$(185)	(55)

	Thousands of Barrels Daily
Operating Statistics
Total Renewable Fuels Produced	44	9
Total Renewable Fuel Sales	63	34

Market Indicators
Chicago Board of Trade (CBOT) soybean oil (dollars per pound)	$0.44	0.47
California Low-Carbon Fuel Standard (LCFS) carbon credit (dollars per metric ton)	66.28	63.86
California Air Resource Board (CARB) ultra-low-sulfur diesel (ULSD) - San Francisco (dollars per gallon)	2.44	2.65
Biodiesel Renewable Identification Number (RIN) (dollars per RIN)	0.79	0.58

The Renewable Fuels segment processes renewable feedstocks into renewable products at the Rodeo Complex and at our Humber Refinery. In addition, this segment includes the global activities to procure renewable feedstocks, manage certain regulatory credits, and market renewable fuels.

Results from the Renewable Fuels segment decreased $130 million for the three months ended March 31, 2025. The decrease was primarily driven by higher feedstock costs at the Rodeo Complex, partially offset by increased renewable fuels sales.

See the “Executive Overview and Business Environment” section for information on market factors impacting this quarter’s results.

Corporate and Other

	Millions of Dollars
	Three Months Ended March 31
	2025	2024
Loss Before Income Taxes
Net interest expense	$(187)	(186)
Corporate overhead and other	(174)	(141)
NOVONIX	(15)	5
Total Corporate and Other	$(376)	(322)

Net interest expense consists of interest and financing expense, net of interest income and capitalized interest. Corporate overhead and other includes general and administrative expenses, technology costs, environmental costs associated with sites no longer in operation, foreign currency transaction gains and losses, and other costs not directly associated with an operating segment. Corporate and Other also includes the change in the fair value of our investment in NOVONIX. See Note 15—Fair Value Measurements, in the Notes to Consolidated Financial Statements for additional information regarding our investment in NOVONIX.

Net interest expense for the three months ended March 31, 2025, was in line with net interest expense for the three months ended March 31, 2024.

Corporate overhead and other costs increased $33 million for the three months ended March 31, 2025, primarily due to higher depreciation expense associated with information technology assets and a charge of $21 million associated with canceled projects, partially offset by lower employee-related expenses.

The fair value of our investment in NOVONIX declined by $15 million in the three months ended March 31, 2025, compared with an increase of $5 million in the three months ended March 31, 2024.

CAPITAL RESOURCES AND LIQUIDITY

Financial Indicators

	Millions of Dollars, Except as Indicated
	March 31 2025	December 31 2024

Cash and cash equivalents	$1,489	1,738
Short-term debt	1,061	1,831
Total debt	18,803	20,062
Total equity	28,353	28,463
Percent of total debt to capital*	40%	41
Percent of floating-rate debt to total debt	3%	9
* Capital includes total debt and total equity.

To meet our short- and long-term liquidity requirements, we use a variety of funding sources but rely primarily on cash generated from operating activities and debt financing. During the first three months of 2025, we generated $187 million of cash from operations. We funded capital expenditures and investments of $423 million and received proceeds from asset dispositions of $2 billion. Additionally, we repaid $1.3 billion of debt, paid $247 million to repurchase shares of our common stock and paid $469 million of dividends to our common stockholders. During the first three months of 2025, cash and cash equivalents decreased to $1.5 billion. At this time, we believe that our cash on hand, as well as the sources of liquidity described herein, will be sufficient to fund our obligations over the short- and long-term.

Significant Sources of Capital

Operating Activities
During the first three months of 2025, cash generated by operating activities was $187 million, compared with cash used in operations of $236 million for the first three months of 2024. The increase was primarily due to more favorable working capital impacts, partially offset by lower earnings.

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

Equity Affiliate Operating Distributions
Our operating cash flows are also impacted by distribution decisions made by our equity affiliates. During the first three months of 2025, cash from operations included aggregate distributions of $273 million from our equity affiliates, while cash from operations during the first three months of 2024 included aggregate distributions of $348 million from our equity affiliates. We cannot control the amount of future dividends from equity affiliates; therefore, future dividend payments by these equity affiliates are not assured.

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

Sales of accounts receivables under the Receivables Securitization Facility meet the sale criteria under ASC 860, Transfers and Servicing, and are derecognized from the consolidated balance sheet. P66 Receivables guarantees payment, in full, for accounts receivables sold to the purchasers. For the three months ended March 31, 2025, we sold $130 million of accounts receivables for cash proceeds under the Receivables Securitization Facility. We recognized an immaterial charge associated with the transfer of financial assets, which is included as a component within the line item “Selling, general and administrative expense” on our consolidated statement of income during the three months ended March 31, 2025.

At March 31, 2025, we had utilized $130 million of our $500 million Receivable Securitization Facility from sold accounts receivables not yet remitted to the purchaser. Additionally, we had no outstanding borrowings at March 31, 2025. Therefore, at March 31, 2025, we had unused capacity of $370 million. At December 31, 2024, we had utilized the full $500 million of our Receivables Securitization Facility from $125 million of sold accounts receivables not yet remitted to the purchaser and $375 million of outstanding borrowings.

On April 1, 2025, Phillips 66 Company amended the Receivables Securitization Facility to, among other things, increase the maximum size of the Receivables Securitization Facility from $500 million to $1 billion.

Credit Facilities and Commercial Paper

Phillips 66 and Phillips 66 Company
On January 13, 2025, we entered into a $200 million uncommitted credit facility (the 2025 Uncommitted Facility) with Phillips 66 Company as the borrower and Phillips 66 as the guarantor. The 2025 Uncommitted Facility contains covenants and events of default customary for unsecured uncommitted facilities. The 2025 Uncommitted Facility has no commitment fees or compensating balance requirements. Outstanding borrowings under the 2025 Uncommitted Facility bear interest at a rate of either (a) the adjusted term SOFR plus the applicable margin, (b) the adjusted daily simple SOFR plus the applicable margin or (c) the base rate, in each case plus the applicable margin. Each borrowing matures six months from the date of such borrowing. We may at any time prepay outstanding borrowings, in whole or in part, without premium or penalty. At March 31, 2025, no amount had been drawn under the 2025 Uncommitted Facility.

On June 25, 2024, we entered into a $400 million uncommitted credit facility (the Uncommitted Facility) with Phillips 66 Company as the borrower and Phillips 66 as the guarantor. The Uncommitted Facility contains covenants and events of default customary for unsecured uncommitted facilities. The Uncommitted Facility has no commitment fees or compensating balance requirements. Outstanding borrowings under the Uncommitted Facility bear interest at a rate of either (a) the adjusted term SOFR, (b) the adjusted daily simple SOFR or (c) the reference rate, in each case plus the applicable margin. Each borrowing matures six months from the date of such borrowing. We may at any time prepay outstanding borrowings, in whole or in part, without premium or penalty. At March 31, 2025, no amount had been drawn under the 2024 Uncommitted Facility, while at December 31, 2024, the entire $400 million had been drawn.

On February 28, 2024, we entered into a new $5 billion revolving credit agreement (the Facility) with Phillips 66 Company as the borrower and Phillips 66 as the guarantor and a scheduled maturity date of February 28, 2029. The Facility replaced our previous $5 billion revolving credit facility dated as of June 23, 2022, with Phillips 66 Company as the borrower and Phillips 66 as the guarantor, and the previous revolving credit facility was terminated. The Facility contains customary covenants similar to the previous revolving credit facility, including a maximum consolidated net debt-to-capitalization ratio of 65% as of the last day of each fiscal quarter. The Facility has customary events of default, such as nonpayment of principal when due; nonpayment of interest, fees or other amounts after grace periods; and violation of covenants. We may at any time prepay outstanding borrowings under the Facility, in whole or in part, without premium or penalty. We have the option to increase the overall capacity to $6 billion, subject to certain conditions. We also have the option to extend the scheduled maturity of the Facility for up to two additional one-year terms, subject to, among other things, the consent of the lenders holding the majority of the commitments and of each lender extending its commitment. Outstanding borrowings under the Facility bear interest at either: (a) the adjusted term SOFR (as described in the Facility) in effect from time to time plus the applicable margin; or (b) the reference rate (as described in the Facility) plus the applicable margin. The pricing levels for the commitment fee and interest-rate margins are determined based on the ratings in effect for our senior unsecured long-term debt from time to time. At March 31, 2025, and December 31, 2024, no amount had been drawn under the Facility.

Phillips 66 also has a $5 billion uncommitted commercial paper program for short-term working capital needs that is supported by the Facility. Commercial paper maturities are contractually limited to less than one year. At March 31, 2025, no borrowings were outstanding under this program, while at December 31, 2024, $435 million of commercial paper had been issued under this program.

DCP Midstream Class A Segment
On March 15, 2024, DCP LP terminated its $1.4 billion credit facility and its accounts receivable securitization facility that previously provided for up to $350 million of borrowing capacity. In conjunction with the termination of these facilities, DCP LP repaid $25 million in borrowings outstanding under its $1.4 billion credit facility and $350 million of borrowings outstanding under its accounts receivable securitization facility during the three months ended March 31, 2024.

Total Committed Capacity Available
At March 31, 2025, and December 31, 2024, we had approximately $5.4 billion and $4.6 billion, respectively, of total committed capacity available under the credit facilities described above.

Investment Dispositions
On January 31, 2025, we sold our 49% ownership interest in Coop and settled the foreign currency forward contracts entered into in connection with the asset sale. We received cash proceeds of $1.2 billion, consisting of a sales price of $1.15 billion and a final dividend relating to financial year 2024 of $92 million from Coop that was paid on January 30, 2025.

On January 30, 2025, DCP LP sold its 25% ownership interest in GCX for cash proceeds of $853 million.

See Note 7—Investments, Loans and Long-Term Receivables, in the Notes to Consolidated Financial Statements for additional information regarding investment dispositions.

Off-Balance Sheet Arrangements

Lease Residual Value Guarantees
Under the operating lease agreement for our headquarters facility in Houston, Texas, we have the option, at the end of the lease term in September 2025, to request to renew the lease, purchase the facility or assist the lessor in marketing it for resale. We have a residual value guarantee associated with the operating lease agreement with a maximum potential future exposure of $514 million at March 31, 2025. We also have residual value guarantees associated with railcar, airplane and truck leases with maximum potential future exposures totaling $176 million. These leases have remaining terms of one to ten years.

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

In October 2024, the Tribe filed another lawsuit against the USACE in federal district court in Washington, D.C., again challenging USACE’s allowance of pipeline operations while the EIS process proceeds. In this lawsuit, the Tribe purports to introduce new evidence regarding the pipeline’s proximity to a reservoir and attempts to relitigate arguments about the need for injunctive relief to support its position that the Supreme Court should halt pipeline operations. A consortium of 13 states has joined Dakota Access as intervenors. The consortium argues that the pipeline reduces pollution compared to other modes of transportation and that Dakota Access is integral to the health of regional energy and agriculture markets. The Tribe’s prior request for a shutdown was denied in May 2021. This latest lawsuit seeking a shutdown does not change the current deadline for the issuance of the final EIS. Motions to Dismiss the latest lawsuit were filed by USACE, Dakota Access, and Intervenors and opposed by the Tribe. The parties are awaiting the district court’s decision. On March 19, 2025, the Tribe filed a notice in support of its latest lawsuit, indicating three additional facts for the district court to consider when making its ruling on the lawsuit. These facts relate to events regarding Energy Transfer LP’s conduct and third-party actions against it.

Dakota Access and ETCO have guaranteed repayment of senior unsecured notes issued by a wholly owned subsidiary of Dakota Access. On April 1, 2024, Dakota Access’ wholly owned subsidiary repaid $1 billion aggregate principal amount of its outstanding senior notes upon maturity. We funded our 25% share of the repayment, or $250 million, with a capital contribution of $171 million in March 2024 and $79 million of distributions we elected not to receive from Dakota Access in the first quarter of 2024. At March 31, 2025, the aggregate principal amount outstanding of Dakota Access’ senior unsecured notes was $850 million.

In addition, Phillips 66 Partners LP (Phillips 66 Partners), a wholly owned subsidiary of Phillips 66, and its co-venturers in Dakota Access also provided a Contingent Equity Contribution Undertaking (CECU) in conjunction with the notes offering. Under the CECU, the co-venturers may be severally required to make proportionate equity contributions to Dakota Access if there is an unfavorable final judgment in the above-mentioned ongoing litigation. At March 31, 2025, our 25% share of the maximum potential equity contributions under the CECU was approximately $215 million. If the pipeline is required to cease operations, it may have a material adverse effect on our results of operations and cash flows. Should operations cease and Dakota Access and ETCO not have sufficient funds to pay its expenses, we also could be required to support our 25% share of the ongoing expenses, including scheduled interest payments on the notes of approximately $10 million annually, in addition to the potential obligations under the CECU at March 31, 2025.

See Note 7—Investments, Loans and Long-Term Receivables, in the Notes to Consolidated Financial Statements for additional information regarding our investments in Dakota Access and ETCO. See Note 12—Guarantees, in the Notes to Consolidated Financial Statements for additional information regarding our guarantees.

Capital Requirements

Capital Expenditures and Investments
For information about our capital expenditures and investments, see the “Capital Spending” section below.

Debt Financing
Our debt balance at March 31, 2025, and December 31, 2024, was $18.8 billion and $20.1 billion, respectively. Our total debt-to-capital ratio was 40% and 41% at March 31, 2025, and December 31, 2024, respectively.

On February 18, 2025, upon maturity, Phillips 66 Partners repaid its 3.605% Senior Notes due February 2025 with an aggregate principal amount of $59 million.

Subsequent Midstream Acquisition
On April 1, 2025, we acquired all issued and outstanding equity interests in each of EPIC Y-Grade GP, LLC and EPIC Y-Grade, LP, together with their respective subsidiaries, which own various long haul natural gas liquids pipelines, fractionation facilities and distribution systems, for cash consideration of $2.2 billion, net of cash acquired. This acquisition was funded with cash and borrowings under our short-term liquidity facilities.

Dividends
On February 12, 2025, our Board of Directors declared a quarterly cash dividend of $1.15 per common share. This dividend was paid on March 5, 2025, to holders of record at the close of business on February 24, 2025. On April 21, 2025, our Board of Directors declared a quarterly cash dividend of $1.20 per common share. This dividend is payable on June 2, 2025, to shareholders of record as of the close of business on May 19, 2025.

Share Repurchases
Since July 2012, our Board of Directors has authorized an aggregate of $25 billion of repurchases of our outstanding common stock under our share repurchase program. Our share repurchase authorizations do not expire. Any future share repurchases will be made at the discretion of management and will depend on various factors including our share price, results of operations, financial condition and cash required for future business plans. For the three months ended March 31, 2025, we repurchased 2 million shares at an aggregate cost of approximately $0.2 billion. Since July 2012, we have repurchased 240 million shares under our share repurchase program at an aggregate cost of $21.8 billion. Shares of stock repurchased are held as treasury shares.

Employee Benefit Plan Contributions
During the three months ended March 31, 2025, we contributed $49 million to our U.S. pension and other postretirement benefit plans and $1 million to our international pension plans. We currently expect to make additional contributions of approximately $26 million to our U.S. pension and other postretirement benefit plans and approximately $4 million to our international pension plans during the remainder of 2025.

Capital Spending

	Millions of Dollars
	Three Months Ended March 31
	2025	2024
Capital Expenditures and Investments
Midstream	$216	255
Chemicals	—	—
Refining	176	135
Marketing and Specialties	15	15
Renewable Fuels	9	217
Corporate and Other	7	6
Total Capital Expenditures and Investments	$423	628

Selected Equity Affiliates*
CPChem	182	201
WRB	21	24
	$203	225
* Our share of joint ventures’ capital spending.

Midstream
During the first three months of 2025, capital spending in our Midstream segment was $216 million and included:

•Continued development of a second Dos Picos gas plant, further expanding our operations in the Permian Basin.

•Gathering and processing projects to further align our wellhead-to-market strategy.

•Spending associated with other reliability and maintenance projects in our Transportation and NGL businesses.

Chemicals
During the first three months of 2025, on a 100% basis, CPChem’s capital expenditures and investments were $363 million. Capital spending was primarily for the development of petrochemical projects on the U.S. Gulf Coast and in the Middle East, as well as sustaining, debottlenecking and optimization projects on existing assets. CPChem’s capital program was self-funded, and we expect CPChem to continue self-funding its capital program for the remainder of 2025.

Refining
Capital spending for the Refining segment during the first three months of 2025 was $176 million. Major capital activities included installation of facilities to improve market capture at our refineries and capital spending to improve reliability at our refineries.

Marketing and Specialties
Capital spending for the M&S segment during the first three months of 2025 was $15 million, primarily for the continued development and enhancement of retail sites in Europe, marketing-related information technology enhancements, spend associated with marketing and commercial fleet fueling businesses on the U.S. West Coast, and reliability and maintenance projects for our Specialties business.

Renewable Fuels
Capital spending for the Renewable Fuels segment during the first three months of 2025 was $9 million. The capital spending was focused on increasing reliability, debottlenecking opportunities and improving feed flexibility on existing assets.

Corporate and Other
Capital spending for Corporate and Other during the first three months of 2025 was $7 million, primarily related to information technology.

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

Propel Fuels Litigation
In late 2017, as part of Phillips 66 Company’s evaluation of various opportunities in the renewable fuels business, Phillips 66 Company engaged with Propel Fuels, Inc. (Propel Fuels), a California company that distributes E85 and other alternative fuels through fueling kiosks. Ultimately, the parties were not able to reach an agreement and negotiations were terminated in August 2018. On February 17, 2022, Propel Fuels filed a lawsuit in the Superior Court of California, County of Alameda (the Propel Court), alleging that Phillips 66 Company misappropriated trade secrets related to Propel Fuels’ renewable fuels business during and after due diligence. On October 16, 2024, a jury returned a verdict against Phillips 66 Company for $604.9 million in compensatory damages and issued a willfulness finding. In 2025, the Propel Court is expected to rule on motions filed by Propel Fuels seeking exemplary damages and attorneys’ fees. Propel Fuels asked the Propel Court to grant treble damages and Phillips 66 Company filed a brief in opposition to that request. A hearing on the exemplary damages was held on March 4, 2025. Also in 2025, the Propel Court is expected to rule on motions to be filed by Phillips 66 Company for a judgment in its favor as a matter of law, or in the alternative to reduce the jury’s verdict or to grant a new trial. Phillips 66 Company denies any wrongdoing and intends to vigorously defend its position. As a result of the jury verdict in October 2024, the Company recorded an accrual of $604.9 million during the third quarter of 2024, which was reported in the M&S segment. The accrued amount is reflected as “Other liabilities and deferred credits” on our consolidated balance sheet as of March 31, 2025, and December 31, 2024. However, it is reasonably possible that the estimate of the loss could change based on the progression of the case, including the appeals process. Because of the uncertainties associated with ongoing litigation, we are unable to estimate the range of reasonably possible loss that may be attributable to exemplary damages, if any, in excess of the amount accrued. If information were to become available that would allow us to reasonably estimate a range of potential exposure in an amount higher or lower than the amount already accrued, we would adjust our accrued liabilities accordingly. While Phillips 66 Company believes the jury verdict is not legally or factually supported and intends to pursue post-judgment remedies and file an appeal, there can be no assurances that such defense efforts will be successful. To the extent Phillips 66 Company is required to pay exemplary damages, it may have a material adverse effect on our financial position and results of operations.

Environmental
Like other companies in our industry, we are subject to numerous international, federal, state and local environmental laws and regulations. For a discussion of the most significant international and federal environmental laws and regulations to which we are subject, see the “Environmental” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2024 Annual Report on Form 10-K.

We are required to purchase RINs in the open market to satisfy the portion of our obligation under the Renewable Fuel Standard (RFS) that is not fulfilled by blending renewable fuels into the motor fuels we produce. For the three months ended March 31, 2025, we were able to fully satisfy our obligations under the RFS through blending renewable fuels into the motor fuel we produce. For the three months ended March 31, 2024, we incurred expenses of $93 million associated with our obligation to purchase RINs in the open market to comply with the RFS for our wholly owned refineries. These expenses are included in the “Purchased crude oil and products” line item on our consolidated statement of income. Our jointly owned refineries also incurred expenses associated with the purchase of RINs in the open market, of which our share was $74 million and $59 million for the three months ended March 31, 2025 and 2024, respectively. These expenses are included in the “Equity in earnings of affiliates” line item on our consolidated statement of income. The amount of these expenses and fluctuations between periods is primarily driven by the market price of RINs, refinery and renewable fuels production, blending activities and renewable volume obligation requirements.

We occasionally receive requests for information or notices of potential liability from the Environmental Protection Agency (EPA) and state environmental agencies alleging that we are a potentially responsible party under the Federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or an equivalent state statute. On occasion, we also have been made a party to cost recovery litigation by those agencies or by private parties. These requests, notices and lawsuits assert potential liability for remediation costs at various sites that typically are not owned by us, but allegedly contain wastes attributable to our past operations. At March 31, 2025, and December 31, 2024, we reported that we had been notified of potential liability under CERCLA and comparable state laws at 19 sites within the United States and Puerto Rico.

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

For examples of legislation and regulation or precursors for possible regulation that do or could affect our operations, see the “Climate Change” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2024 Annual Report on Form 10-K.

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

GUARANTOR FINANCIAL INFORMATION

We have various cross guarantees between Phillips 66 and its wholly owned subsidiary Phillips 66 Company (together, the Obligor Group) with respect to publicly held debt securities. Phillips 66 conducts substantially all of its operations through subsidiaries, including Phillips 66 Company, and those subsidiaries generate substantially all of its operating income and cash flow. Phillips 66 has fully and unconditionally guaranteed the payment obligations of Phillips 66 Company with respect to its publicly held debt securities. In addition, Phillips 66 Company has fully and unconditionally guaranteed the payment obligations of Phillips 66 with respect to its publicly held debt securities. All guarantees are full and unconditional. At March 31, 2025, $14.4 billion of senior unsecured notes outstanding has been guaranteed by the Obligor Group.

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

The summarized results of operations for the three months ended March 31, 2025, and the summarized financial position at March 31, 2025, and December 31, 2024, for the Obligor Group on a combined basis were:

Summarized Combined Statement of Loss	Millions of Dollars
Three Months Ended March 31, 2025
Sales and other operating revenues	22,482
Revenues and other income—non-guarantor subsidiaries	2,370
Purchased crude oil and products—third parties	13,684
Purchased crude oil and products—related parties	3,990
Purchased crude oil and products—non-guarantor subsidiaries	6,037
Loss before income taxes	(1,385)
Net loss	(1,073)

Summarized Combined Balance Sheet	Millions of Dollars
	March 31 2025	December 31 2024
Accounts and notes receivable—third parties	752	1,229
Accounts and notes receivable—related parties	1,518	1,422
Due from non-guarantor subsidiaries, current	2,866	3,102
Total current assets	10,691	10,228
Investments and long-term receivables	10,601	10,640
Net properties, plants and equipment	11,846	12,186
Goodwill	1,047	1,047
Due from non-guarantor subsidiaries, noncurrent	390	1,171
Other assets associated with non-guarantor subsidiaries	1,237	1,306
Total noncurrent assets	27,161	28,380
Total assets	37,852	38,608

Due to non-guarantor subsidiaries, current	6,342	5,398
Total current liabilities	14,344	14,236
Long-term debt	14,485	14,969
Due to non-guarantor subsidiaries, noncurrent	8,042	8,319
Total noncurrent liabilities	28,866	29,640
Total liabilities	43,210	43,876
Total equity	(5,358)	(5,268)
Total liabilities and equity	37,852	38,608

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

	Millions of Dollars, Except as Indicated
Realized Refining Margins	Atlantic Basin/ Europe	Gulf Coast	Central Corridor	West Coast	Worldwide

Three Months Ended March 31, 2025
Loss before income taxes	$(199)	(333)	(50)	(355)	(937)
Plus:
Taxes other than income taxes	22	35	26	27	110
Depreciation, amortization and impairments	56	72	41	287	456
Selling, general and administrative expenses	6	9	23	8	46
Operating expenses	373	381	148	172	1,074
Equity in losses of affiliates	2	—	103	—	105
Other segment (income) expense, net	(6)	1	(12)	12	(5)
Proportional share of refining gross margins contributed by equity affiliates	21	—	120	—	141
Realized refining margins	$275	165	399	151	990

Total processed inputs (thousands of barrels)	38,716	37,206	27,169	21,362	124,453
Adjusted total processed inputs (thousands of barrels)*	38,716	37,206	48,275	21,362	145,559

Loss before income taxes per barrel (dollars per barrel)**	$(5.15)	(8.95)	(1.85)	(16.60)	(7.53)
Realized refining margins (dollars per barrel)***	7.08	4.43	8.29	7.12	6.81

Three Months Ended March 31, 2024
Income (loss) before income taxes	$78	120	213	(195)	216
Plus:
Taxes other than income taxes	24	38	28	31	121
Depreciation, amortization and impairments	52	62	44	156	314
Selling, general and administrative expenses	3	6	24	5	38
Operating expenses	251	301	143	258	953
Equity in (earnings) losses of affiliates	1	(1)	(108)	—	(108)
Other segment (income) expense, net	13	1	(40)	(4)	(30)
Proportional share of refining gross margins contributed by equity affiliates	33	—	298	—	331
Special items:
Legal settlement	—	(7)	—	—	(7)
Realized refining margins	$455	520	602	251	1,828

Total processed inputs (thousands of barrels)	46,911	47,492	25,658	23,639	143,700
Adjusted total processed inputs (thousands of barrels)*	46,911	47,492	47,912	23,639	165,954

Income before income taxes per barrel (dollars per barrel)**	$1.66	2.53	8.31	(8.26)	1.50
Realized refining margins (dollars per barrel)***	9.70	10.95	12.56	10.60	11.01
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

	Millions of Dollars, Except as Indicated
	Three Months Ended March 31, 2025		Three Months Ended March 31, 2024
	U.S.	International	U.S.	International
Realized Marketing Fuel Margins
Income before income taxes	$111	1,117	242	81
Plus:
Depreciation and amortization	13	2	10	18
Selling, general and administrative expenses	203	65	186	64
Equity in earnings of affiliates	(7)	(8)	(2)	(24)
Other operating revenues*	(105)	(12)	(108)	(6)
Other expense, net	9	3	11	15
Special items:
Net gain on asset disposition	—	(1,017)	—	—
Legal settlement	—	—	(59)	—
Marketing margins	224	150	280	148
Less: margin for nonfuel related sales	—	14	—	13
Realized marketing fuel margins	$224	136	280	135

Total fuel sales volumes (thousands of barrels)	164,499	28,011	175,269	27,590

Income before income taxes per barrel (dollars per barrel)	$0.67	39.88	1.38	2.94
Realized marketing fuel margins (dollars per barrel)**	1.36	4.87	1.60	4.88
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

CAUTIONARY STATEMENT FOR THE PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the Act). You can normally identify our forward-looking statements by the words “anticipate,” “estimate,” “believe,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target,” “priorities” and similar expressions that convey the prospective nature of events or outcomes, but the absence of such words does not mean a statement is not forward-looking.
We based these forward-looking statements on our current expectations, estimates and projections about us, our operations, our joint ventures and entities in which we have equity interests, as well as the industries in which we and they operate, and our sustainability-related plans and goals. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report, as they are not guarantees of future performance and involve assumptions that, while made in good faith, may prove to be incorrect, and involve risks and uncertainties we cannot predict. In addition, we based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, our actual outcomes and results may differ materially from what we have expressed or forecasted in any forward-looking statement. Our sustainability-related goals are not guarantees or promises and may change. Statements regarding our goals are not guarantees or promises that they will be met. The information included in, and any issues identified as material for purposes of, our sustainability reports shall not be considered material for U.S. Securities and Exchange Commission reporting purposes. Factors that could cause actual results to differ materially from those in our forward-looking statements include:
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
•Actions taken by Organization of the Petroleum Exporting Countries (OPEC) and non-OPEC oil producing countries impacting crude oil production and correspondingly, commodity prices.
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
•The factors generally described in Item 1A.—Risk Factors in our 2024 Annual Report on Form 10-K.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our commodity price risk and interest rate risk at March 31, 2025, did not differ materially from the risks disclosed under Item 7A of our 2024 Annual Report on Form 10-K.

Item 4.   CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file or submit under the Act, is recorded, processed, summarized and reported within the time periods specified in U.S. Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. As of March 31, 2025, with the participation of management, our Chairman and Chief Executive Officer and our Executive Vice President and Chief Financial Officer carried out an evaluation, pursuant to Rule 13a-15(b) of the Act, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our Chairman and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of March 31, 2025.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, in the quarterly period ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

From time to time, we may be involved in litigation and claims arising out of our operations in the normal course of business. Additionally, we have elected a $1 million threshold to disclose certain proceedings arising under federal, state or local environmental laws when a governmental authority is a party to the proceedings. During the first quarter of 2025, there were no new matters and one material development with respect to matters previously reported. Except as otherwise set forth herein, we do not currently believe that the eventual outcome of any matters previously reported, but still unresolved, individually or in the aggregate, could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Further, our U.S. refineries are implementing two separate consent decrees, regarding alleged violations of the Federal Clean Air Act, with the EPA, five states and one local air pollution agency. Some of the requirements and limitations contained in the decrees provide for stipulated penalties for violations. Stipulated penalties under the decrees are not automatic, but must be requested by one of the agency signatories. As part of periodic reports under the decrees or other reports required by permits or regulations, we occasionally report matters that could be subject to a request for stipulated penalties. If a specific request for stipulated penalties meeting the reporting threshold set forth in U.S. Securities and Exchange Commission rules is made pursuant to these decrees based on a given reported exceedance, we will separately report that matter and the amount of the proposed penalty.

Matters Previously Reported (unresolved or resolved since the 2024 Annual Report on Form 10-K)
As described further in the “Legal Proceedings” section of Note 13—Contingencies and Commitments, in the Notes to Consolidated Financial Statements, on February 17, 2022, Propel Fuels, Inc. (Propel Fuels) filed a lawsuit in the Superior Court of California, County of Alameda (the Propel Court), alleging that Phillips 66 Company misappropriated trade secrets related to Propel Fuels’ renewable fuels business. On October 16, 2024, a jury returned a verdict against Phillips 66 Company for $604.9 million in compensatory damages and issued a willfulness finding. In 2025, the Propel Court is expected to rule on motions filed by Propel Fuels seeking exemplary damages and attorneys’ fees. Propel Fuels asked the Propel Court to grant treble damages and Phillips 66 Company filed a brief in opposition to that request. A hearing on the exemplary damages was held on March 4, 2025. Also in 2025, the Propel Court is expected to rule on motions to be filed by Phillips 66 Company for a judgment in its favor as a matter of law, or in the alternative to reduce the jury’s verdict or to grant a new trial. Phillips 66 Company denies any wrongdoing and intends to vigorously defend its position. While Phillips 66 Company believes the jury verdict is not legally or factually supported and intends to pursue post-judgment remedies and file an appeal, there can be no assurances that such defense efforts will be successful. To the extent Phillips 66 Company is required to pay exemplary damages, it may have a material adverse effect on our financial position and results of operations.

Dakota Access, LLC (Dakota Access) and Energy Transfer Crude Oil Company, LLC (ETCO)
See the “Dakota Access, LLC (Dakota Access) and Energy Transfer Crude Oil Company, LLC (ETCO)” section of Note 7—Investments, Loans and Long-Term Receivables and Note 13—Contingencies and Commitments, in the Notes to Consolidated Financial Statements for additional information regarding Legal Proceedings and other regulatory actions.

Item 1A.   RISK FACTORS

There have been no material changes from the risk factors disclosed in Item 1A of our 2024 Annual Report on Form 10-K.

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

				Millions of Dollars
Period	Total Number of Shares Purchased*	Average Price Paid per Share**	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs***	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2025	977,767	$119.74	977,767	$3,378
February 1-28, 2025	503,422	126.63	503,422	3,314
March 1-31, 2025	515,404	126.28	515,404	3,249
Total	1,996,593	$123.16	1,996,593
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

Item 5.   OTHER INFORMATION

On February 12, 2025, Vanessa A. Sutherland, Executive Vice President, Government Affairs, General Counsel and Corporate Secretary, adopted a trading plan intended to satisfy Rule 10b5-1(c) under the Act, providing for the sale of up to 21,967 shares of our common stock between May 15, 2025 and May 15, 2026.

Item 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.

3.1	Amended and Restated Certificate of Incorporation of Phillips 66.	8-K	3.1	05/01/2012	001-35349

3.2	Amended and Restated By-Laws of Phillips 66.	8-K	3.1	12/09/2022	001-35349

10.1	Second Amendment to Receivables Purchase and Financing Agreement, dated as of April 1, 2025, among Phillips 66 Receivables LLC, the persons from time to time party thereto as Purchaser/Lenders, PNC Bank, National Association, as Administrative Agent, Phillips 66 Company, as servicer, and PNC Capital Markets LLC, as structuring agent.	8-K	10.1	04/01/2025	001-35349

10.2*	Form of Restricted Stock or Restricted Stock Unit Award Agreement under the 2022 Omnibus Stock Performance Incentive Plan of Phillips 66.**

10.3*	Form of Performance Share Unit Award Agreement under the 2022 Omnibus Stock and Performance Incentive Plan of Phillips 66.**

22*	List of Guarantor Subsidiaries.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32***	Certifications pursuant to 18 U.S.C. Section 1350.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Schema Document.

101.CAL*	Inline XBRL Calculation Linkbase Document.

101.LAB*	Inline XBRL Labels Linkbase Document.

101.PRE*	Inline XBRL Presentation Linkbase Document.

101.DEF*	Inline XBRL Definition Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

Date: April 25, 2025