Form 10-Q
period 2025-06-30
Phillips 66
filed 2025-07-28
CIK 1534701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	001-35349

Phillips 66
(Exact name of registrant as specified in its charter)

Delaware	45-3779385
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The registrant had 404,124,265 shares of common stock, $0.01 par value, outstanding as of June 30, 2025.

PHILLIPS 66

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Consolidated Statement of Income	Phillips 66

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
Revenues and Other Income
Sales and other operating revenues	$33,323	38,129	63,753	73,940
Equity in earnings of affiliates	153	487	306	1,015
Net gain (loss) on dispositions	(93)	237	994	237
Other income	139	58	195	155
Total Revenues and Other Income	33,522	38,911	65,248	75,347

Costs and Expenses
Purchased crude oil and products	29,077	34,628	56,737	67,014
Operating expenses	1,440	1,407	3,062	2,859
Selling, general and administrative expenses	582	552	1,101	1,109
Depreciation and amortization	816	497	1,607	1,001
Impairments	4	225	30	390
Taxes other than income taxes	218	49	451	214
Accretion on discounted liabilities	10	10	22	19
Interest and debt expense	264	231	485	458
Foreign currency transaction (gains) losses	(9)	1	(15)	8
Total Costs and Expenses	32,402	37,600	63,480	73,072
Income before income taxes	1,120	1,311	1,768	2,275
Income tax expense	212	291	334	494
Net Income	908	1,020	1,434	1,781
Less: net income attributable to noncontrolling interests	31	5	70	18
Net Income Attributable to Phillips 66	$877	1,015	1,364	1,763

Net Income Attributable to Phillips 66 Per Share of Common Stock (dollars)
Basic	$2.15	2.39	3.33	4.13
Diluted	2.15	2.38	3.32	4.10

Weighted-Average Common Shares Outstanding (thousands)
Basic	406,763	422,869	407,966	425,914
Diluted	407,929	425,734	409,448	428,993
See Notes to Consolidated Financial Statements.

Consolidated Statement of Comprehensive Income	Phillips 66

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024

Net Income	$908	1,020	1,434	1,781
Other comprehensive income (loss)
Defined benefit plans
Amortization of net actuarial loss and settlements	4	5	9	7
Plans sponsored by equity affiliates	1	—	3	1
Income taxes on defined benefit plans	(2)	(1)	(3)	(2)
Defined benefit plans, net of income taxes	3	4	9	6
Foreign currency translation adjustments	196	(1)	286	(35)
Income taxes on foreign currency translation adjustments	(4)	—	(6)	2
Foreign currency translation adjustments, net of income taxes	192	(1)	280	(33)
Other Comprehensive Income (Loss), Net of Income Taxes	195	3	289	(27)
Comprehensive Income	1,103	1,023	1,723	1,754
Less: comprehensive income attributable to noncontrolling interests	31	5	70	18
Comprehensive Income Attributable to Phillips 66	$1,072	1,018	1,653	1,736
See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet	Phillips 66

	Millions of Dollars
	June 30 2025	December 31 2024
Assets
Cash and cash equivalents	$1,052	1,738
Accounts and notes receivable (net of allowances of $70 million in 2025 and 2024)	9,762	9,544
Accounts and notes receivable—related parties	1,576	1,489
Inventories	5,583	3,995
Prepaid expenses and other current assets	1,478	1,144
Assets held for sale	1,625	—
Total Current Assets	21,076	17,910
Investments and long-term receivables	13,268	14,378
Net properties, plants and equipment	36,683	35,264
Goodwill	1,433	1,575
Intangibles	1,060	1,161
Other assets	2,422	2,294
Total Assets	$75,942	72,582

Liabilities
Accounts payable	$10,182	9,792
Accounts payable—related parties	669	512
Short-term debt	3,735	1,831
Accrued income and other taxes	1,535	1,060
Employee benefit obligations	441	732
Other accruals	1,698	1,160
Liabilities held for sale	1,425	—
Total Current Liabilities	19,685	15,087
Long-term debt	17,200	18,231
Asset retirement obligations and accrued environmental costs	983	1,129
Deferred income taxes	6,962	7,101
Employee benefit obligations	611	703
Other liabilities and deferred credits	1,874	1,868
Total Liabilities	47,315	44,119

Equity
Common stock (2,500,000,000 shares authorized at $0.01 par value) Issued (2025—658,261,193 shares; 2024—656,987,861 shares)
Par value	7	7
Capital in excess of par	19,820	19,788
Treasury stock (at cost: 2025—254,136,928 shares; 2024—248,594,923 shares)	(23,390)	(22,751)
Retained earnings	31,172	30,771
Accumulated other comprehensive loss	(118)	(407)
Total Stockholders’ Equity	27,491	27,408
Noncontrolling interests	1,136	1,055
Total Equity	28,627	28,463
Total Liabilities and Equity	$75,942	72,582
See Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows	Phillips 66

	Millions of Dollars
	Six Months Ended June 30
	2025	2024
Cash Flows From Operating Activities
Net income	$1,434	1,781
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,607	1,001
Impairments	30	390
Accretion on discounted liabilities	22	19
Deferred income taxes	(181)	(200)
Undistributed equity earnings	195	(359)
Loss on early redemption of debt	—	2
Net gain on dispositions	(994)	(237)
Unrealized investment loss	14	1
Other	52	(6)
Working capital adjustments
Accounts and notes receivable	(843)	935
Inventories	(1,607)	(2,800)
Prepaid expenses and other current assets	(426)	73
Accounts payable	1,075	1,558
Taxes and other accruals	654	(297)
Net Cash Provided by Operating Activities	1,032	1,861

Cash Flows From Investing Activities
Capital expenditures and investments	(1,010)	(995)
Acquisitions, net of cash acquired	(2,220)	—
Return of investments in equity affiliates	43	67
Proceeds from asset dispositions	2,031	687
Advances/loans—related parties	(20)	—
Collection of advances/loans—related parties	21	2
Other	12	(99)
Net Cash Used in Investing Activities	(1,143)	(338)

Cash Flows From Financing Activities
Issuance of debt	3,499	3,619
Repayment of debt	(2,375)	(3,020)
Issuance of common stock	25	64
Repurchase of common stock	(666)	(2,004)
Dividends paid on common stock	(956)	(933)
Distributions to noncontrolling interests	(95)	(33)
Contributions from noncontrolling interests	106	—
Other	(61)	(82)
Net Cash Used in Financing Activities	(523)	(2,389)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	40	(13)

Net Change in Cash and Cash Equivalents, including cash classified within Assets held for sale	(594)	(879)
Cash and cash equivalents at beginning of period	1,738	3,323
Cash and Cash Equivalents at End of Period, including cash classified within Assets held for sale	$1,144	2,444

	Millions of Dollars
	Six Months Ended June 30
	2025	2024
Reconciliation of Cash and Cash Equivalents at end of period
Cash and cash equivalents	$1,052	2,444
Cash and cash equivalents included in Assets held for sale	92	—
Cash and cash equivalents at end of period, including cash classified within Assets held for sale	$1,144	2,444
See Notes to Consolidated Financial Statements.

Consolidated Statement of Changes in Equity	Phillips 66

	Millions of Dollars
	Three Months Ended June 30
	Attributable to Phillips 66
	Common Stock
	Par Value	Capital in Excess of Par	Treasury Stock	Retained Earnings	Accum. Other Comprehensive Loss	Noncontrolling Interests	Total

March 31, 2025	$7	19,789	(22,995)	30,785	(313)	1,080	28,353
Net income	—	—	—	877	—	31	908
Other comprehensive income	—	—	—	—	195	—	195
Dividends paid on common stock ($1.20 per share)	—	—	—	(487)	—	—	(487)
Repurchase of common stock	—	—	(395)	—	—	—	(395)
Distributions to noncontrolling interests	—	—	—	—	—	(81)	(81)
Contributions from noncontrolling interests	—	—	—	—	—	106	106
Benefit plan activity	—	31	—	(3)	—	—	28
June 30, 2025	$7	19,820	(23,390)	31,172	(118)	1,136	28,627

March 31, 2024	$7	19,674	(20,489)	30,846	(312)	1,067	30,793
Net income	—	—	—	1,015	—	5	1,020
Other comprehensive income	—	—	—	—	3	—	3
Dividends paid on common stock ($1.15 per share)	—	—	—	(485)	—	—	(485)
Repurchase of common stock	—	—	(843)	—	—	—	(843)
Distributions to noncontrolling interests	—	—	—	—	—	(20)	(20)
Benefit plan activity	—	43	—	(4)	—	—	39
June 30, 2024	$7	19,717	(21,332)	31,372	(309)	1,052	30,507

	Shares
	Three Months Ended June 30
	Common Stock Issued	Treasury Stock

March 31, 2025	658,173,402	250,591,516
Repurchase of common stock	—	3,545,412
Shares issued—share-based compensation	87,791	—
June 30, 2025	658,261,193	254,136,928

March 31, 2024	656,284,691	232,332,556
Repurchase of common stock	—	5,633,070
Shares issued—share-based compensation	250,118	—
June 30, 2024	656,534,809	237,965,626
See Notes to Consolidated Financial Statements.

	Millions of Dollars
	Six Months Ended June 30
	Attributable to Phillips 66
	Common Stock
	Par Value	Capital in Excess of Par	Treasury Stock	Retained Earnings	Accum. Other Comprehensive Loss	Noncontrolling Interests	Total

December 31, 2024	$7	19,788	(22,751)	30,771	(407)	1,055	28,463
Net income	—	—	—	1,364	—	70	1,434
Other comprehensive income	—	—	—	—	289	—	289
Dividends paid on common stock ($2.35 per share)	—	—	—	(956)	—	—	(956)
Repurchase of common stock	—	—	(639)	—	—	—	(639)
Distributions to noncontrolling interests	—	—	—	—	—	(95)	(95)
Contributions from noncontrolling interests	—	—	—	—	—	106	106
Benefit plan activity	—	32	—	(7)	—	—	25
June 30, 2025	$7	19,820	(23,390)	31,172	(118)	1,136	28,627

December 31, 2023	$7	19,650	(19,342)	30,550	(282)	1,067	31,650
Net income	—	—	—	1,763	—	18	1,781
Other comprehensive loss	—	—	—	—	(27)	—	(27)
Dividends paid on common stock ($2.20 per share)	—	—	—	(933)	—	—	(933)
Repurchase of common stock	—	—	(1,990)	—	—	—	(1,990)
Distributions to noncontrolling interests	—	—	—	—	—	(33)	(33)
Benefit plan activity	—	67	—	(8)	—	—	59
June 30, 2024	$7	19,717	(21,332)	31,372	(309)	1,052	30,507

	Shares
	Six Months Ended June 30
	Common Stock Issued	Treasury Stock

December 31, 2024	656,987,861	248,594,923
Repurchase of common stock	—	5,542,005
Shares issued—share-based compensation	1,273,332	—
June 30, 2025	658,261,193	254,136,928

December 31, 2023	654,842,101	224,377,439
Repurchase of common stock	—	13,588,187
Shares issued—share-based compensation	1,692,708	—
June 30, 2024	656,534,809	237,965,626
See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements	Phillips 66

Vers
Note 1—Interim Financial Information

The unaudited interim financial information presented in the financial statements included in this report is prepared in accordance with generally accepted accounting principles in the United States (GAAP) and includes all known accruals and adjustments necessary, in the opinion of management, for a fair presentation of the consolidated financial position of Phillips 66 and its results of operations and cash flows for the periods presented. Unless otherwise specified, all such adjustments are of a normal and recurring nature. Certain notes and other information have been condensed or omitted from the interim financial statements included in this report. Therefore, these interim financial statements should be read in conjunction with the consolidated financial statements and notes included in our 2024 Annual Report on Form 10-K. The results of operations for the three and six months ended June 30, 2025, are not necessarily indicative of the results expected for the full year.

Note 2—Restructuring

Los Angeles Refinery
In October 2024, we announced our intention to cease operations and begin idling the facilities at our Los Angeles Refinery in the fourth quarter of 2025, and we are evaluating potential future uses of the property. As a result of this decision, the following impacts were recorded in our Refining segment:

•We assessed the Los Angeles Refinery asset group for impairment and concluded that the carrying value of the asset group was recoverable. However, the estimated useful lives of the Los Angeles Refinery assets were shortened to reflect the plan to cease operations and begin idling the assets in the fourth quarter of 2025, with the permitting processes for new uses at the Los Angeles Refinery beginning in the third quarter of 2025. As of June 30, 2025, the $769 million carrying value of the net properties, plants and equipment (PP&E) and intangible assets will be depreciated through the fourth quarter of 2025 to the estimated salvage value of $241 million. Total depreciation related to the Los Angeles Refinery assets for the three and six months ended June 30, 2025, was $265 million and $535 million, respectively, including $239 million and $485 million of accelerated depreciation, respectively. This accelerated depreciation is included within the “Depreciation and amortization” line item on our consolidated statement of income for the three and six months ended June 30, 2025.

•Our asset retirement obligations (AROs) at the Los Angeles Refinery were $291 million as of June 30, 2025, primarily reflecting asbestos abatement and decommissioning of assets. The estimation of asset retirement obligations requires significant judgment and is subject to changes in the underlying assumptions. Depreciation of the related capitalized asset retirement costs also will be recorded through the fourth quarter of 2025, and the amount for the three and six months ended June 30, 2025, is reflected in the depreciation discussed above.

Note 3—Business Combinations

Midstream Acquisitions

On April 1, 2025, we acquired all issued and outstanding equity interests in each of EPIC Y-Grade GP, LLC and EPIC Y-Grade, LP, together with their respective subsidiaries (collectively referred to herein as Coastal Bend), which own various long haul natural gas liquids (NGL) pipelines, fractionation facilities and distribution systems, for total consideration of $2.2 billion, net of cash acquired. For this acquisition, we provisionally recorded $2,226 million of PP&E; $4 million of other assets; $3 million of net working capital deficit (excluding cash); and $22 million of other long-term liabilities. The fair values of the assets acquired and liabilities assumed are preliminary and subject to change until we finalize the accounting for this acquisition.

On July 1, 2024, we acquired Pinnacle Midland Parent LLC (referred to herein as Dos Picos) to expand our natural gas gathering and processing operations in the Permian Basin for total cash consideration of $565 million. We finalized the valuation of the assets acquired and liabilities assumed during the three months ended June 30, 2025. For this acquisition, we recorded $325 million of PP&E, including finance lease right of use assets; $256 million of amortizable intangible assets, primarily customer relationships; $21 million of goodwill; $18 million of net working capital deficit; $13 million of AROs; and $6 million of finance lease liabilities.

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

Note 4—Sales and Other Operating Revenues

Disaggregated Revenues
The following tables present our disaggregated sales and other operating revenues:

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
Product Line and Services
Refined petroleum products and renewable fuels	$24,211	28,071	46,460	53,810
Crude oil resales	4,151	5,905	7,253	11,483
Natural gas liquids and natural gas	4,076	3,583	8,582	6,917
Services and other*	885	570	1,458	1,730
Consolidated sales and other operating revenues	$33,323	38,129	63,753	73,940

Geographic Location**
United States	$26,022	30,464	50,181	58,841
United Kingdom	3,389	3,207	6,351	7,097
Germany	1,309	1,370	2,527	2,673
Other countries	2,603	3,088	4,694	5,329
Consolidated sales and other operating revenues	$33,323	38,129	63,753	73,940
* Includes derivatives-related activities. See Note 14—Derivatives and Financial Instruments, for additional information.
** Sales and other operating revenues are attributable to countries based on the location of the operations generating the revenues.

Contract-Related Assets and Liabilities
At June 30, 2025, and December 31, 2024, receivables from contracts with customers were $9,029 million and $8,615 million, respectively. Significant noncustomer balances, such as buy/sell receivables and excise tax receivables, were excluded from these amounts.

Our contract-related assets also include payments we make to our marketing customers related to incentive programs. An incentive payment is initially recognized as an asset and subsequently amortized as a reduction to revenue over the contract term, which generally ranges from 5 to 15 years. At June 30, 2025, and December 31, 2024, our asset balances related to such payments were $730 million and $643 million, respectively.

Our contract liabilities primarily represent advances from our customers prior to product or service delivery. At June 30, 2025, and December 31, 2024, contract liabilities were $208 million and $232 million, respectively.

Remaining Performance Obligations
Most of our contracts with customers are spot contracts or term contracts with only variable consideration. We do not disclose remaining performance obligations for these contracts as the expected duration is one year or less or because the variable consideration has been allocated entirely to an unsatisfied performance obligation. We also have certain contracts in our Midstream segment that include minimum volume commitments with fixed pricing. At June 30, 2025, the remaining performance obligations related to these minimum volume commitment contracts amounted to $927 million. This amount excludes variable consideration and estimates of variable rate escalation clauses in our contracts with customers, and is expected to be recognized through 2036 with a weighted average remaining life of five years as of June 30, 2025.

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

At June 30, 2025, and December 31, 2024, we reported $11,338 million and $11,033 million of accounts and notes receivable, respectively, net of allowances of $70 million for both periods. Based on an aging analysis at June 30, 2025, more than 95% of our accounts receivable were outstanding less than 60 days.

We are also exposed to credit losses from off-balance sheet exposures, such as guarantees of joint venture debt and accounts receivables sold under a securitization facility, as well as standby letters of credit. See Note 11—Debt, Note 12—Guarantees, and Note 13—Contingencies and Commitments, for more information on these off-balance sheet exposures.

Note 6—Inventories

Inventories consisted of the following:

	Millions of Dollars
	June 30 2025	December 31 2024

Crude oil and products	$5,116	3,547
Materials and supplies	467	448
	$5,583	3,995

Inventories valued on the last-in, first-out (LIFO) basis totaled $5,051 million and $3,443 million at June 30, 2025, and December 31, 2024, respectively. The estimated excess of current replacement cost over LIFO cost of inventories amounted to approximately $4.5 billion and $4.9 billion at June 30, 2025, and December 31, 2024, respectively.

Certain planned reductions in inventory that are not expected to be replaced by the end of the year cause liquidations of LIFO inventory values. LIFO liquidations did not have a material impact on net income for the three and six months ended June 30, 2025 and 2024.

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

Dakota Access and ETCO have guaranteed repayment of senior unsecured notes issued by a wholly owned subsidiary of Dakota Access. On April 1, 2024, Dakota Access’ wholly owned subsidiary repaid $1 billion aggregate principal amount of its outstanding senior notes upon maturity. We funded our 25% share of the repayment, or $250 million, with a capital contribution of $171 million in March 2024 and $79 million of distributions we elected not to receive from Dakota Access in the first quarter of 2024. At June 30, 2025, the aggregate principal amount outstanding of Dakota Access’ senior unsecured notes was $850 million.

In addition, Phillips 66 Partners LP (Phillips 66 Partners), a wholly owned subsidiary of Phillips 66, and its co-venturers in Dakota Access also provided a Contingent Equity Contribution Undertaking (CECU) in conjunction with the notes offering. Under the CECU, the co-venturers may be severally required to make proportionate equity contributions to Dakota Access if there is an unfavorable final judgment in the above-mentioned ongoing litigation. At June 30, 2025, our 25% share of the maximum potential equity contributions under the CECU was approximately $215 million. If the pipeline is required to cease operations, it may have a material adverse effect on our results of operations and cash flows. Should operations cease and Dakota Access and ETCO not have sufficient funds to pay its expenses, we also could be required to support our 25% share of the ongoing expenses, including scheduled interest payments on the notes of approximately $10 million annually, in addition to the potential obligations under the CECU at June 30, 2025.

At June 30, 2025, the aggregate book value of our investments in Dakota Access and ETCO was $862 million.

OnCue Holdings, LLC (OnCue)
We hold a 50% interest in OnCue, a joint venture that owns and operates retail convenience stores. We fully guarantee various debt agreements of OnCue and our co-venturer does not participate in the guarantees. This entity is considered a variable interest entity (VIE) because our debt agreements resulted in OnCue not being exposed to all potential losses. We have determined that we are not the primary beneficiary because we do not have the power to direct the activities that most significantly impact economic performance. At June 30, 2025, our maximum exposure to loss was $251 million, which represented the book value of our investment in OnCue of $194 million and guaranteed debt obligations of $57 million.

Investment Dispositions

On January 31, 2025, we sold our 49% ownership interest in Coop Mineraloel AG (Coop) and settled the foreign currency forward contracts entered into in connection with the asset sale. We received cash proceeds of $1.2 billion, consisting of a sales price of $1.15 billion and a final dividend relating to financial year 2024 of $92 million from Coop that was paid on January 30, 2025. We recognized a before-tax gain of $1 billion associated with the sale in the “Net gain (loss) on dispositions” line item on our consolidated statement of income for the six months ended June 30, 2025, and is reported in our M&S segment. The final dividend of $92 million is included within the “Cash Flows from Operating Activities” section on our consolidated statement of cash flows.

On January 30, 2025, DCP Midstream, LP (DCP LP) sold its 25% ownership interest in Gulf Coast Express Pipeline LLC for cash proceeds of $853 million. We recognized a before-tax gain of $68 million, which is included in the “Net gain (loss) on dispositions” line item on our consolidated statement of income for the six months ended June 30, 2025, and is reported in our Midstream segment.

Note 8—Properties, Plants and Equipment

Our investment in PP&E and the associated accumulated depreciation and amortization (Accum. D&A) balances were as follows:

	Millions of Dollars
	June 30, 2025			December 31, 2024
	Gross PP&E	Accum. D&A	Net PP&E	Gross PP&E	Accum. D&A	Net PP&E

Midstream	$28,945	5,257	23,688	26,187	4,820	21,367
Chemicals	—	—	—	—	—	—
Refining	22,802	12,912	9,890	22,274	11,991	10,283
Marketing and Specialties	989	517	472	2,091	1,267	824
Renewable Fuels	3,734	1,716	2,018	3,716	1,669	2,047
Corporate and Other	1,671	1,056	615	1,688	945	743
	$58,141	21,458	36,683	55,956	20,692	35,264

See Note 2—Restructuring, for information regarding our intention to cease operations and begin idling the facilities at our Los Angeles Refinery. See Note 3—Business Combinations, for information regarding our acquisitions in the Midstream and Marketing and Specialties segments. See Note 9—Impairments, for information regarding PP&E impairments. See Note 23—Assets Held for Sale, regarding the pending divestiture in our Marketing and Specialties segment.

Note 9—Impairments

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024

Midstream	$—	225	—	284
Refining	3	—	4	105
Marketing & Specialties	1	—	1	—
Corporate and Other	—	—	25	1
Total impairments	$4	225	30	390

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

	Three Months Ended June 30				Six Months Ended June 30
	2025		2024		2025		2024
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Amounts Attributed to Phillips 66 Common Stockholders (millions):
Net Income Attributable to Phillips 66	877	877	1,015	1,015	1,364	1,364	1,763	1,763
Income allocated to participating securities	(2)	(1)	(3)	(1)	(5)	(3)	(5)	(2)
Net income available to common stockholders	$875	876	1,012	1,014	1,359	1,361	1,758	1,761

Weighted-average common shares outstanding (thousands):	405,726	406,763	421,313	422,869	406,820	407,966	424,239	425,914
Effect of share-based compensation	1,037	1,166	1,556	2,865	1,146	1,482	1,675	3,079
Weighted-average common shares outstanding—EPS	406,763	407,929	422,869	425,734	407,966	409,448	425,914	428,993

Earnings Per Share of Common Stock (dollars)	$2.15	2.15	2.39	2.38	3.33	3.32	4.13	4.10

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

Repayments
On June 27, 2025, DCP LP early redeemed the outstanding $525 million of its 5.375% Senior Notes due July 2025 with an aggregate principal amount of $825 million.

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

Accounts Receivable Securitization

On September 30, 2024, Phillips 66 Company entered into a 364-day, $500 million accounts receivable securitization facility (the Receivables Securitization Facility). Under the Receivables Securitization Facility, Phillips 66 Company sells or contributes on an ongoing basis, certain of its receivables, together with related security and interests in the proceeds thereof, to its wholly owned subsidiary, Phillips 66 Receivables LLC (P66 Receivables), a consolidated and bankruptcy-remote special purpose entity created for the sole purpose of transacting under the Receivables Securitization Facility. On April 1, 2025, Phillips 66 Company amended the Receivables Securitization Facility to, among other things, increase the maximum size of the Receivables Securitization Facility from $500 million to $1 billion. Under the Receivables Securitization Facility, P66 Receivables may borrow and incur indebtedness from, and/or sell certain accounts receivable in an amount not to exceed $1 billion in the aggregate, and will secure its obligations with a pledge of undivided interests in such accounts receivable, together with related security and interests in the proceeds thereof, to PNC Bank, National Association, as Administrative Agent, for the benefit of the secured parties thereunder. Accounts outstanding under the Receivables Securitization Facility accrue interest at an adjusted term Secured Overnight Financing Rate (SOFR) plus the applicable margin. In all instances, Phillips 66 Company retains the servicing of the accounts receivable transferred.

Sales of accounts receivable under the Receivables Securitization Facility meet the sale criteria under ASC 860, Transfers and Servicing, and are derecognized from the consolidated balance sheet. P66 Receivables guarantees payment, in full, for accounts receivable sold to the purchasers. For the three months ended June 30, 2025, we sold $303 million of accounts receivable in exchange for a $303 million reduction in our borrowings under the Receivables Securitization Facility, which was recognized as a non-cash financing transaction. For the six months ended June 30, 2025, we sold $433 million in accounts receivable in exchange for cash proceeds of $130 million and a $303 million reduction in our borrowings under the Receivables Securitization Facility. We recognized immaterial charges associated with the transfer of financial assets, which are included as a component within the line item “Selling, general and administrative expense” on our consolidated statement of income during the three and six months ended June 30, 2025.

At June 30, 2025, we had utilized the full $1 billion capacity of our Receivable Securitization Facility from $303 million of sold accounts receivable not yet remitted to the purchaser and $697 million of outstanding borrowings, which is recognized within the “Short-term debt” line item on our consolidated balance sheet. At December 31, 2024, we had utilized the full $500 million capacity of our Receivables Securitization Facility from $125 million of sold accounts receivable not yet remitted to the purchaser and $375 million of outstanding borrowings. The outstanding borrowings at June 30, 2025, and December 31, 2024, were secured by approximately $4.5 billion and $4.6 billion of accounts receivable held by P66 Receivables at June 30, 2025, and December 31, 2024, respectively, which are included within the “Accounts and notes receivable” line item on our consolidated balance sheet.

Credit Facilities and Commercial Paper

Phillips 66 and Phillips 66 Company
On January 13, 2025, we entered into a $200 million uncommitted credit facility (the 2025 Uncommitted Facility) with Phillips 66 Company as the borrower and Phillips 66 as the guarantor. The 2025 Uncommitted Facility contains covenants and events of default customary for unsecured uncommitted facilities. The 2025 Uncommitted Facility has no commitment fees or compensating balance requirements. Outstanding borrowings under the 2025 Uncommitted Facility bear interest at a rate of either (a) the adjusted term SOFR plus the applicable margin, (b) the adjusted daily simple SOFR plus the applicable margin or (c) the base rate, in each case plus the applicable margin. Each borrowing matures six months from the date of such borrowing. We may at any time prepay outstanding borrowings, in whole or in part, without premium or penalty. At June 30, 2025, $200 million of borrowings were outstanding under the 2025 Uncommitted Facility.

On June 25, 2024, we entered into a $400 million uncommitted credit facility (the 2024 Uncommitted Facility) with Phillips 66 Company as the borrower and Phillips 66 as the guarantor. The 2024 Uncommitted Facility contains covenants and events of default customary for unsecured uncommitted facilities. The 2024 Uncommitted Facility has no commitment fees or compensating balance requirements. Outstanding borrowings under the 2024 Uncommitted Facility bear interest at a rate of either (a) the adjusted term SOFR, (b) the adjusted daily simple SOFR or (c) the reference rate, in each case plus the applicable margin. Each borrowing matures six months from the date of such borrowing. We may at any time prepay outstanding borrowings, in whole or in part, without premium or penalty. At June 30, 2025, and December 31, 2024, $400 million of borrowings were outstanding under the 2024 Uncommitted Facility.

On February 28, 2024, we entered into a new $5 billion revolving credit agreement (the Facility) with Phillips 66 Company as the borrower and Phillips 66 as the guarantor and a scheduled maturity date of February 28, 2029. The Facility replaced our previous $5 billion revolving credit facility dated as of June 23, 2022, with Phillips 66 Company as the borrower and Phillips 66 as the guarantor, and the previous revolving credit facility was terminated. The Facility contains customary covenants similar to the previous revolving credit facility, including a maximum consolidated net debt-to-capitalization ratio of 65% as of the last day of each fiscal quarter. The Facility has customary events of default, such as nonpayment of principal when due; nonpayment of interest, fees or other amounts after grace periods; and violation of covenants. We may at any time prepay outstanding borrowings under the Facility, in whole or in part, without premium or penalty. We have the option to increase the overall capacity to $6 billion, subject to certain conditions. We also have the option to extend the scheduled maturity of the Facility for up to two additional one-year terms, subject to, among other things, the consent of the lenders holding the majority of the commitments and of each lender extending its commitment. Outstanding borrowings under the Facility bear interest at either: (a) the adjusted term SOFR (as described in the Facility) in effect from time to time plus the applicable margin; or (b) the reference rate (as described in the Facility) plus the applicable margin. The pricing levels for the commitment fee and interest-rate margins are determined based on the ratings in effect for our senior unsecured long-term debt from time to time. At June 30, 2025, and December 31, 2024, no amount had been drawn under the Facility.

Phillips 66 also has a $5 billion uncommitted commercial paper program for short-term working capital needs that is supported by the Facility. Commercial paper maturities are contractually limited to less than one year. At June 30, 2025, we had $1,349 million borrowings outstanding under this program, while at December 31, 2024, $435 million of commercial paper had been issued under this program.

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

Note 12—Guarantees

At June 30, 2025, we were liable for certain contingent obligations under various contractual arrangements as described below. We recognize a liability for the fair value of our obligation as a guarantor for newly issued or modified guarantees. Unless the carrying amount of the liability is noted below, we have not recognized a liability either because the guarantees were issued prior to December 31, 2002, or because the fair value of the obligation is immaterial. In addition, unless otherwise stated, we are not currently performing with any significance under the guarantees and expect future performance to be either immaterial or have only a remote chance of occurrence.

Lease Residual Value Guarantees
Under the operating lease agreement for our headquarters facility in Houston, Texas, we have the option, at the end of the lease term in September 2025, to request to renew the lease, purchase the facility or assist the lessor in marketing it for resale. We have a residual value guarantee associated with the operating lease agreement with a maximum potential future exposure of $514 million at June 30, 2025. We also have residual value guarantees associated with railcar, airplane and truck leases with maximum potential future exposures totaling $176 million. These leases have remaining terms of one to ten years.

Guarantees of Joint Venture Obligations
In March 2019, Phillips 66 Partners and its co-venturers in Dakota Access provided a CECU in conjunction with a senior unsecured notes offering. See Note 7—Investments, Loans and Long-Term Receivables, for additional information regarding Dakota Access and the CECU.

At June 30, 2025, we also had other guarantees outstanding primarily for our portion of certain joint venture debt, which have remaining terms of up to four years. The maximum potential future exposures under these guarantees were approximately $244 million. Payment would be required if a joint venture defaults on its obligations.

Indemnifications
Over the years, we have entered into various agreements to sell ownership interests in certain corporations, joint ventures and assets that gave rise to indemnifications. Agreements associated with these sales include indemnifications for taxes, litigation, environmental liabilities, permits and licenses, employee claims, and real estate tenant defaults. The provisions of these indemnifications vary greatly. The majority of these indemnifications are related to environmental issues, which generally have indefinite terms and potentially unlimited exposure. At June 30, 2025, and December 31, 2024, the carrying amount of recorded indemnifications was $121 million and $125 million, respectively.

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

At June 30, 2025, and December 31, 2024, environmental accruals for known contamination of $98 million and $100 million, respectively, were included in the carrying amount of the recorded indemnifications noted above. These environmental accruals were primarily included in the “Asset retirement obligations and accrued environmental costs” line item on our consolidated balance sheet. For additional information about environmental liabilities, see Note 13—Contingencies and Commitments.

Additionally, P66 Receivables has guaranteed all borrowings and receivables sold under our Receivables Securitization Facility. At June 30, 2025, $238 million of the sold accounts receivable remained uncollected, which represents our maximum potential future exposure under the guarantee associated with the Receivables Securitization Facility. See Note 11—Debt, for information regarding our Receivables Securitization Facility.

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

We are currently participating in environmental assessments and cleanups at numerous federal Superfund and comparable state sites. After an assessment of environmental exposures for cleanup and other costs, we make accruals on an undiscounted basis (except those pertaining to sites acquired in a business combination, which we record on a discounted basis) for planned investigation and remediation activities for sites where it is probable future costs will be incurred and these costs can be reasonably estimated. At June 30, 2025, our total environmental accruals were $453 million, compared with $439 million at December 31, 2024. We expect to incur a substantial amount of these expenditures within the next 30 years. We have not reduced these accruals for possible insurance recoveries. In the future, we may be involved in additional environmental assessments, cleanups and proceedings.

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

Propel Fuels Litigation
In late 2017, as part of Phillips 66 Company’s evaluation of various opportunities in the renewable fuels business, Phillips 66 Company engaged with Propel Fuels, Inc. (Propel Fuels), a California company that distributes E85 and other alternative fuels through fueling kiosks. Ultimately, the parties were not able to reach an agreement and negotiations were terminated in August 2018. On February 17, 2022, Propel Fuels filed a lawsuit in the Superior Court of California, County of Alameda (the Propel Court), alleging that Phillips 66 Company misappropriated trade secrets related to Propel Fuels’ renewable fuels business during and after due diligence. On October 16, 2024, a jury returned a verdict against Phillips 66 Company for $604.9 million in compensatory damages and issued a willfulness finding. In 2025, the Propel Court is expected to rule on motions filed by Propel Fuels seeking exemplary damages and attorneys’ fees. Propel Fuels asked the Propel Court to grant treble damages and Phillips 66 Company filed a brief in opposition to that request. A hearing on the exemplary damages was held on March 4, 2025. Also in 2025, the Propel Court is expected to rule on motions to be filed by Phillips 66 Company for a judgment in its favor as a matter of law, or in the alternative to reduce the jury’s verdict or to grant a new trial. Phillips 66 Company denies any wrongdoing and intends to vigorously defend its position. As a result of the jury verdict in October 2024, the Company recorded an accrual of $604.9 million during the third quarter of 2024, which was reported in the M&S segment. The accrued amount is reflected as “Other liabilities and deferred credits” on our consolidated balance sheet as of June 30, 2025, and December 31, 2024. However, it is reasonably possible that the estimate of the loss could change based on the progression of the case, including the appeals process. Because of the uncertainties associated with ongoing litigation, we are unable to estimate the range of reasonably possible loss that may be attributable to exemplary damages, if any, in excess of the amount accrued. If information were to become available that would allow us to reasonably estimate a range of potential exposure in an amount higher or lower than the amount already accrued, we would adjust our accrued liabilities accordingly. While Phillips 66 Company believes the jury verdict is not legally or factually supported and intends to pursue post-judgment remedies and file an appeal, there can be no assurances that such defense efforts will be successful. To the extent Phillips 66 Company is required to pay exemplary damages, it may have a material adverse effect on our financial position and results of operations.

Other Contingencies
We have contingent liabilities resulting from throughput agreements with pipeline and processing companies not associated with financing arrangements. Under these agreements, we may be required to provide any such company with additional funds through advances and penalties for fees related to throughput capacity not utilized.

At June 30, 2025, we had performance obligations secured by letters of credit and bank guarantees of $529 million  related to various purchase and other commitments incident to the ordinary conduct of business.

Note 14—Derivatives and Financial Instruments

Derivative Instruments
We use financial and commodity-based derivative contracts to manage exposures to fluctuations in commodity prices, interest rates and foreign currency exchange rates, or to capture market opportunities. Because we do not apply hedge accounting for commodity derivative contracts, all realized and unrealized gains and losses from commodity derivative contracts are recognized in our consolidated statement of income. Gains and losses from derivative contracts held for trading not directly related to our physical business are reported net in the “Other income” line item on our consolidated statement of income. Realized and unrealized gains and losses on foreign currency derivatives entered into in connection with our investment dispositions are reported in the “Net gain (loss) on dispositions” line item on our consolidated statement of income. Cash flows from all of our commodity derivative activity for the periods presented appear within the “Cash Flows from Operating Activities” section on our consolidated statement of cash flows.

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

	Millions of Dollars
	June 30, 2025				December 31, 2024
	Commodity Derivatives		Effect of Collateral Netting	Net Carrying Value Presented on the Balance Sheet	Commodity Derivatives		Effect of Collateral Netting	Net Carrying Value Presented on the Balance Sheet
	Assets	Liabilities			Assets	Liabilities

Assets
Prepaid expenses and other current assets	$4,078	(3,870)	—	208	1,021	(922)	—	99
Other assets	7	(5)	—	2	—	—	—	—
Liabilities
Other accruals	748	(946)	66	(132)	1,136	(1,226)	46	(44)
Other liabilities and deferred credits	118	(117)	4	5	60	(71)	16	5
Total	$4,951	(4,938)	70	83	2,217	(2,219)	62	60

At June 30, 2025, and December 31, 2024, there was no material cash collateral received or paid that was not offset on our consolidated balance sheet.

The realized and unrealized gains (losses) incurred from commodity derivatives, and the line items where they appear on our consolidated statement of income, were:

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024

Sales and other operating revenues	$149	29	84	(173)
Other income	54	30	68	68
Purchased crude oil and products	54	38	(122)	(218)
Net gain (loss) from commodity derivative activity	$257	97	30	(323)

The following table summarizes our material net exposures resulting from outstanding commodity derivative contracts. These financial and physical derivative contracts are primarily used to manage price exposure on our underlying operations. The underlying exposures may be from nonderivative positions such as inventory volumes. Financial derivative contracts may also offset physical derivative contracts, such as forward purchase and sales contracts. The percentage of our derivative contract volumes expiring within the next 12 months was more than 90% at June 30, 2025, and December 31, 2024.

	Open Position Long / (Short)
	June 30 2025	December 31 2024
Commodity
Crude oil, refined petroleum products, NGL and renewable feedstocks (millions of barrels)	(55)	(22)
Natural gas (billions of cubic feet)	(1)	(14)

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

The aggregate fair values of all derivative instruments with such credit-risk-related contingent features that were in a liability position were immaterial at June 30, 2025, and December 31, 2024.

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
When applicable, we determine the fair value of foreign currency derivatives based on observable market data. Management’s best estimate of transaction dates may be used if relevant to the instrument valuation. The degree to which these inputs are observable in the forward markets determines whether the instruments are classified as Level 2 or 3.

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

The carrying values and fair values by hierarchy of our financial assets and liabilities, either carried or disclosed at fair value, including any effects of counterparty and collateral netting, were:

	Millions of Dollars
	June 30, 2025
	Fair Value Hierarchy			Total Fair Value of Gross Assets & Liabilities	Effect of Counterparty Netting	Effect of Collateral Netting	Difference in Carrying Value and Fair Value	Net Carrying Value Presented on the Balance Sheet
	Level 1	Level 2	Level 3
Commodity Derivative Assets
Exchange-cleared instruments	$4,827	—	—	4,827	(4,730)	—	—	97
Physical forward contracts	—	119	5	124	(11)	—	—	113
Rabbi trust assets	143	—	—	143	N/A	N/A	—	143
Investment in NOVONIX	23	—	—	23	N/A	N/A	—	23
	$4,993	119	5	5,117	(4,741)	—	—	376

Commodity Derivative Liabilities
Exchange-cleared instruments	$4,800	—	—	4,800	(4,730)	(70)	—	—
Physical forward contracts	—	137	1	138	(11)	—	—	127
Foreign currency derivative	—	89	—	89	—	—	—	89
Floating-rate debt	—	3,196	—	3,196	N/A	N/A	—	3,196
Fixed-rate debt, excluding finance leases and software obligations	—	16,446	—	16,446	N/A	N/A	915	17,361
	$4,800	19,868	1	24,669	(4,741)	(70)	915	20,773

	Millions of Dollars
	December 31, 2024
	Fair Value Hierarchy			Total Fair Value of Gross Assets & Liabilities	Effect of Counterparty Netting	Effect of Collateral Netting	Difference in Carrying Value and Fair Value	Net Carrying Value Presented on the Balance Sheet
	Level 1	Level 2	Level 3
Commodity Derivative Assets
Exchange-cleared instruments	$2,137	—	—	2,137	(2,111)	—	—	26
OTC instruments	—	7	—	7	—	—	—	7
Physical forward contracts	—	70	3	73	(7)	—	—	66
Rabbi trust assets	153	—	—	153	N/A	N/A	—	153
Investment in NOVONIX	36	—	—	36	N/A	N/A	—	36
Foreign currency derivative	—	67	—	67	N/A	N/A	—	67
	$2,326	144	3	2,473	(2,118)	—	—	355

Commodity Derivative Liabilities
Exchange-cleared instruments	$2,173	—	—	2,173	(2,111)	(62)	—	—
Physical forward contracts	—	45	1	46	(7)	—	—	39
Floating-rate debt	—	1,760	—	1,760	N/A	N/A	—	1,760
Fixed-rate debt, excluding finance leases and software obligations	—	16,913	—	16,913	N/A	N/A	1,020	17,933
	$2,173	18,718	1	20,892	(2,118)	(62)	1,020	19,732

The rabbi trust assets and investment in NOVONIX are recorded in the “Investments and long-term receivables” line item, and floating-rate and fixed-rate debt are recorded in the “Short-term debt” and “Long-term debt” line items on our consolidated balance sheet. Foreign currency derivatives are recorded in the “Other accruals” line item on our consolidated balance sheet at June 30, 2025, and in the “Prepaid expenses and other current assets” line item at December 31, 2024. See Note 14—Derivatives and Financial Instruments, for information regarding where the assets and liabilities related to our commodity derivatives are recorded on our consolidated balance sheet.

Nonrecurring Fair Value Measurements

Coastal Bend Acquisition
On April 1, 2025, we acquired and began consolidating the financial results of Coastal Bend, and accordingly, accounted for the business combination using the acquisition method of accounting, which requires Coastal Bend’s assets and liabilities to be recorded at fair value as of the acquisition date on our consolidated balance sheet.

The preliminary fair value of PP&E was $2,226 million. The preliminary fair value of these assets was determined primarily using the cost approach. The cost approach used assumptions for the current replacement cost of similar plant and equipment assets adjusted for estimated physical deterioration, functional obsolescence and economic obsolescence. This valuation resulted in Level 3 nonrecurring fair value measurements.

See Note 3—Business Combinations, for additional information on the transaction.

Equity Investments and PP&E
In the second quarter of 2024, we remeasured the carrying value of the net PP&E and equity investment in a Texas gathering and processing asset group to fair value. In the first quarter of 2024, we remeasured the carrying value of the net PP&E of certain crude oil and processing and logistics assets in California to fair value. For both assessments, fair value was determined using a market approach. These valuations resulted in Level 3 nonrecurring fair value measurements.

See Note 9—Impairments, for additional information regarding before-tax impairments recorded in 2024.

Note 16—Pension and Postretirement Plans

The components of net periodic benefit cost for the three and six months ended June 30, 2025 and 2024, were as follows:

	Millions of Dollars
	Pension Benefits				Other Benefits
	2025		2024		2025	2024
	U.S.	Int’l.	U.S.	Int’l.
Components of Net Periodic Benefit Cost
Three Months Ended June 30
Service cost	$30	3	29	4	1	—
Interest cost	32	10	29	8	2	2
Expected return on plan assets	(38)	(12)	(39)	(11)	—	—
Amortization of net actuarial loss (gain)	4	(1)	3	—	(2)	(1)
Settlements	2	—	3	—	—	—
Net periodic benefit cost*	$30	—	25	1	1	1

Six Months Ended June 30
Service cost	$61	6	58	7	1	1
Interest cost	64	18	57	16	4	4
Expected return on plan assets	(76)	(23)	(77)	(22)	—	—
Amortization of net actuarial loss (gain)	8	(1)	6	—	(3)	(2)
Settlements	4	—	4	—	—	—
Net periodic benefit cost*	$61	—	48	1	2	3
* Included in the “Operating expenses” and “Selling, general and administrative expenses” line items on our consolidated statement of income.

During the six months ended June 30, 2025, we contributed $56 million to our U.S. pension and other postretirement benefit plans and $3 million to our international pension plans. We currently expect to make additional contributions of approximately $107 million to our U.S. pension and other postretirement benefit plans and approximately $3 million to our international pension plans during the remainder of 2025. Cash contributions are included in the “Other” line item of the “Cash Flows From Operating Activities” section of our consolidated statement of cash flows.

Note 17—Accumulated Other Comprehensive Loss

Changes in the balances of each component of accumulated other comprehensive loss were as follows:

	Millions of Dollars
	Defined Benefit Plans	Foreign Currency Translation	Hedging	Accumulated Other Comprehensive Loss

December 31, 2024	$(140)	(262)	(5)	(407)
Other comprehensive income before reclassifications	2	292	—	294
Amounts reclassified from accumulated other comprehensive loss
Defined benefit plans*
Amortization of net actuarial loss and settlements	7	—	—	7
Foreign currency translation**	—	(12)	—	(12)
Hedging	—	—	—	—
Net current period other comprehensive income	9	280	—	289
June 30, 2025	$(131)	18	(5)	(118)

December 31, 2023	$(120)	(157)	(5)	(282)
Other comprehensive income (loss) before reclassifications	1	(33)	—	(32)
Amounts reclassified from accumulated other comprehensive loss
Defined benefit plans*
Amortization of net actuarial loss and settlements	5	—	—	5
Foreign currency translation	—	—	—	—
Hedging	—	—	—	—
Net current period other comprehensive income (loss)	6	(33)	—	(27)
June 30, 2024	$(114)	(190)	(5)	(309)
* Included in the computation of net periodic benefit cost. See Note 16—Pension and Postretirement Plans, for additional information.
** Included in the gain on sale of Coop, recognized in the “Net gain (loss) on dispositions” line item on our consolidated statement of income. See Note 7—Investments, Loans and Long-Term Receivables, for additional information.

Note 18—Cash Flow Information

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
Non-cash financing activities
Reduction in borrowings under Receivables Securitization Facility	$303	—	303	—

See Note 11—Debt, for additional information regarding the above non-cash activity.

Note 19—Related Party Transactions

Significant transactions with related parties were:

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024

Operating revenues and other income (a)	$1,074	1,188	2,110	2,321
Purchases (b)	4,110	5,188	8,120	10,419
Operating expenses and selling, general and administrative expenses (c)	79	77	153	146

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

Note 20—Segment Disclosures and Related Information

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

Analysis of Results by Operating Segment

	Millions of Dollars
	Three Months Ended June 30, 2025
	Operating Segments
	Midstream	Chemicals	Refining	M&S	Renewable Fuels	Corporate and Other	Consolidating Adjustments	Total Consolidated
Revenues and Other Income
Third-party sales and other operating revenues	$4,528	—	7,105	20,899	781	10	—	33,323
Intercompany revenues	528	—	11,589	518	834	2	(13,471)	—
Total sales and other operating revenues	5,056	—	18,694	21,417	1,615	12	(13,471)	33,323
Equity in earnings (losses) of affiliates	98	20	(2)	38	(1)	—	—	153
Net loss on dispositions	(4)	—	—	(89)	—	—	—	(93)
Other income	3	—	34	15	44	43	—	139
Total Revenues and Other Income	5,153	20	18,726	21,381	1,658	55	(13,471)	33,522

Costs and Expenses
Purchased crude oil and products	3,514	—	16,960	20,420	1,633	—	(13,450)	29,077
Operating expenses*	512	1	848	17	90	(7)	(21)	1,440
Selling, general and administrative expenses*	52	(1)	32	334	14	151	—	582
Depreciation and amortization	260	—	443	33	23	57	—	816
Impairments	—	—	3	1	—	—	—	4
Taxes other than income taxes	83	—	94	6	23	12	—	218
Interest and debt expense	—	—	—	—	—	264	—	264
Other segment items**	1	—	(13)	(1)	8	6	—	1
Total Costs and Expenses	4,422	—	18,367	20,810	1,791	483	(13,471)	32,402

Income (loss) before income taxes	$731	20	359	571	(133)	(428)	—	1,120
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

	Millions of Dollars
	Three Months Ended June 30, 2024
	Operating Segments
	Midstream	Chemicals	Refining	M&S	Renewable Fuels	Corporate and Other	Consolidating Adjustments	Total Consolidated
Revenues and Other Income
Third-party sales and other operating revenues	$3,626	—	9,200	24,945	350	8	—	38,129
Intercompany revenues	720	—	13,899	580	1,151	4	(16,354)	—
Total sales and other operating revenues	4,346	—	23,099	25,525	1,501	12	(16,354)	38,129
Equity in earnings (losses) of affiliates	170	219	33	66	(1)	—	—	487
Net gain (loss) on dispositions	238	—	—	(1)	—	—	—	237
Other income	1	—	7	13	8	26	3	58
Total Revenues and Other Income	4,755	219	23,139	25,603	1,508	38	(16,351)	38,911

Costs and Expenses
Purchased crude oil and products	3,002	—	21,618	24,786	1,545	—	(16,323)	34,628
Operating expenses*	433	—	884	16	99	3	(28)	1,407
Selling, general and administrative expenses*	42	(3)	51	342	11	109	—	552
Depreciation and amortization	224	—	204	32	12	25	—	497
Impairments	225	—	—	—	—	—	—	225
Taxes other than income taxes	59	—	74	9	(104)	11	—	49
Interest and debt expense	—	—	—	—	—	231	—	231
Other segment items**	3	—	6	3	—	(1)	—	11
Total Costs and Expenses	3,988	(3)	22,837	25,188	1,563	378	(16,351)	37,600

Income (loss) before income taxes	$767	222	302	415	(55)	(340)	—	1,311
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

	Millions of Dollars
	Six Months Ended June 30, 2025
	Operating Segments
	Midstream	Chemicals	Refining	M&S	Renewable Fuels	Corporate and Other	Consolidating Adjustments	Total Consolidated
Revenues and Other Income
Third-party sales and other operating revenues	$9,355	—	12,807	40,062	1,509	20	—	63,753
Intercompany revenues	1,159	—	21,762	996	1,615	4	(25,536)	—
Total sales and other operating revenues	10,514	—	34,569	41,058	3,124	24	(25,536)	63,753
Equity in earnings (losses) of affiliates	208	133	(107)	74	(2)	—	—	306
Net gain on dispositions	65	—	—	929	—	—	—	994
Other income	13	—	37	21	63	61	—	195
Total Revenues and Other Income	10,800	133	34,499	42,082	3,185	85	(25,536)	65,248

Costs and Expenses
Purchased crude oil and products	7,603	—	31,985	39,465	3,169	—	(25,485)	56,737
Operating expenses*	970	3	1,922	35	186	(3)	(51)	3,062
Selling, general and administrative expenses*	105	(3)	78	662	32	227	—	1,101
Depreciation and amortization	493	—	899	53	46	116	—	1,607
Impairments	—	—	4	1	—	25	—	30
Taxes other than income taxes	144	—	204	15	58	30	—	451
Interest and debt expense	—	—	—	—	—	485	—	485
Other segment items**	3	—	(15)	(2)	12	9	—	7
Total Costs and Expenses	9,318	—	35,077	40,229	3,503	889	(25,536)	63,480

Income (loss) before income taxes	$1,482	133	(578)	1,853	(318)	(804)	—	1,768
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

	Millions of Dollars
	Six Months Ended June 30, 2024
	Operating Segments
	Midstream	Chemicals	Refining	M&S	Renewable Fuels	Corporate and Other	Consolidating Adjustments	Total Consolidated
Revenues and Other Income
Third-party sales and other operating revenues	$7,750	—	18,425	47,029	718	18	—	73,940
Intercompany revenues	1,437	—	26,583	1,098	1,926	7	(31,051)	—
Total sales and other operating revenues	9,187	—	45,008	48,127	2,644	25	(31,051)	73,940
Equity in earnings (losses) of affiliates	325	420	141	130	(1)	—	—	1,015
Net gain (loss) on dispositions	238	—	—	(1)	—	—	—	237
Other income	5	—	40	22	13	82	(7)	155
Total Revenues and Other Income	9,755	420	45,189	48,278	2,656	107	(31,058)	75,347

Costs and Expenses
Purchased crude oil and products	6,602	—	42,023	46,701	2,694	—	(31,006)	67,014
Operating expenses*	867	(2)	1,837	32	171	6	(52)	2,859
Selling, general and administrative expenses*	118	(5)	89	661	22	224	—	1,109
Depreciation and amortization	453	—	412	68	18	50	—	1,001
Impairments	284	—	105	—	—	1	—	390
Taxes other than income taxes	103	—	195	24	(138)	30	—	214
Interest and debt expense	—	—	—	—	—	458	—	458
Other segment items**	7	—	10	11	(1)	—	—	27
Total Costs and Expenses	8,434	(7)	44,671	47,497	2,766	769	(31,058)	73,072

Income (loss) before income taxes	$1,321	427	518	781	(110)	(662)	—	2,275
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

Other Segment Disclosures

	Millions of Dollars
	Operating Segments
	Midstream	Chemicals	Refining	M&S	Renewable Fuels	Corporate and Other	Total Consolidated
Three Months Ended June 30, 2025
Interest Income	$—	—	—	—	—	34	34
Capital Expenditures and Investments*	384	—	148	34	9	12	587
Three Months Ended June 30, 2024
Interest Income	$—	—	—	—	—	30	30
Capital Expenditures and Investments*	96	—	105	20	128	18	367
Six Months Ended June 30, 2025
Interest Income	$—	—	—	—	—	68	68
Capital Expenditures and Investments*	600	—	324	49	18	19	1,010
Six Months Ended June 30, 2024
Interest Income	$—	—	—	—	—	72	72
Capital Expenditures and Investments*	351	—	240	35	345	24	995
* Excludes Acquisitions, net of cash acquired.

	Millions of Dollars
	Operating Segments
	Midstream	Chemicals	Refining	M&S	Renewable Fuels	Corporate and Other	Total Consolidated
As of June 30, 2025
Investments In and Advances to Affiliates	$2,228	7,890	2,279	553	14	2	12,966
Total Assets	30,187	7,890	21,443	10,665	3,008	2,749	75,942
As of December 31, 2024
Investments In and Advances to Affiliates	$3,080	7,819	2,381	719	16	2	14,017
Total Assets	28,334	7,842	19,599	9,799	3,142	3,866	72,582

Note 21—Income Taxes

Our effective income tax rates for the three and six months ended June 30, 2025, were 19%, compared to 22% for the corresponding periods of 2024. The decrease in our effective rates for the three and six months ended June 30, 2025, were primarily attributable to the effects of state income taxes and the impact of foreign operations.

The effective tax rates for the three and six months ended June 30, 2025, varied from the U.S. federal statutory income tax rate primarily due to the impact of foreign operations and non-taxable items, partially offset by state income taxes.

Note 22—DCP Midstream Class A Segment

DCP Midstream Class A Segment is comprised of the businesses, activities, assets and liabilities of DCP LP, its subsidiaries and its general partner entities. DCP LP is a master limited partnership whose operations include producing and fractionating NGL; gathering, compressing, treating and processing natural gas; recovering condensate; and transporting, trading, marketing and storing natural gas and NGL. DCP Midstream Class A Segment is a consolidated VIE as we are the primary beneficiary.

The most significant assets of DCP Midstream Class A Segment that are available to settle only its obligations, along with its most significant liabilities for which its creditors do not have recourse to Phillips 66’s general credit, were:

	Millions of Dollars
	June 30 2025	December 31 2024
Accounts receivable	$610	638
Net properties, plants and equipment	8,987	8,861
Investments and long-term receivables	801	1,622
Accounts payable	954	909
Short-term debt	4	532
Long-term debt	2,910	2,913

See Note 7—Investments, Loans and Long-Term Receivables for additional information regarding the sale of DCP LP’s ownership interest in GCX. See Note 11—Debt for further information regarding DCP LP’s repayment of debt.

Note 23—Assets Held for Sale

On May 15, 2025, we entered into a definitive agreement to divest 65% of our equity interest in our Germany and Austria retail marketing business (Germany and Austria Marketing) for expected pre-tax cash proceeds of approximately $1.6 billion (1.5 billion Euros), subject to purchase price adjustments for working capital and certain long-term liabilities on the closing date. We will retain a 35% non-operating equity interest in Germany and Austria Marketing through a new joint venture, which will be formed prior to the closing of the transaction. We expect to close this transaction in the second half of 2025, subject to regulatory approvals and other customary closing conditions.

In the second quarter of 2025, Germany and Austria Marketing, which is part of our M&S segment and reporting unit, met the held for sale criteria, and as of June 30, 2025, we reclassified the assets and liabilities to the “Assets held for sale” and “Liabilities held for sale” line items, respectively, on our consolidated balance sheet.

As of June 30, 2025, Germany and Austria Marketing has a net carrying value of approximately $200 million. The following table presents the carrying value of assets and liabilities as presented within “Assets held for sale” and “Liabilities held for sale” line items on our consolidated balance sheet.

Millions of Dollars
Assets Held for Sale:	June 30, 2025
Cash and cash equivalents	$92
Accounts and notes receivable	357
Inventories	95
Prepaid expenses and other current assets	40
Net properties, plant and equipment	420
Goodwill	141
Intangibles	93
Other assets	387
Total assets classified as held for sale	1,625

Liabilities Held for Sale:
Accounts payable	693
Accrued income and other taxes	41
Employee benefit obligations, current	4
Other accruals	77
Asset retirement obligations and accrued environmental costs	126
Deferred income taxes	22
Employee benefit obligations, non-current	128
Other liabilities and deferred credits	334
Total liabilities classified as held for sale	1,425

The goodwill allocated to Germany and Austria Marketing was derived from the goodwill balance of our M&S reporting unit and the amount allocated was based on the relative fair value of Germany and Austria Marketing compared to the fair value of the M&S reporting unit.

On May 15, 2025, we entered into foreign currency forward contracts in connection with our pending disposition, in which we sold an aggregate of approximately 1.5 billion Euros in exchange for an aggregate of approximately $1.6 billion. We recognized a before-tax aggregate unrealized loss of $89 million on these foreign currency forward contracts in the “Net gain (loss) on dispositions” line item on our consolidated statement of income for the three and six months ended June 30, 2025, which is reported in our M&S segment.

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

EXECUTIVE OVERVIEW AND BUSINESS ENVIRONMENT

Phillips 66 is uniquely positioned as a leading integrated downstream energy provider operating with Midstream, Chemicals, Refining, Marketing and Specialties (M&S), and Renewable Fuels segments. At June 30, 2025, we had total assets of $75.9 billion. Our common stock trades on the New York Stock Exchange under the symbol PSX.

Executive Overview
In the second quarter of 2025, we reported earnings of $877 million and cash provided by operating activities of $845 million. During the quarter, we funded capital expenditures and investments of $587 million and an acquisition of $2.2 billion, net of cash acquired. Additionally, we received $2.4 billion from net debt borrowings, paid $419 million to repurchase shares of our common stock and paid $487 million of dividends to our common stockholders. We ended the second quarter of 2025 with $1.1 billion of cash and cash equivalents and $3.7 billion of total committed capacity available under our credit facilities.

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

•In April and July 2025, our Board of Directors declared quarterly cash dividends of $1.20 per common share, reflecting our commitment to a secure, competitive and growing dividend.

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

•On May 15, 2025, we entered into a definitive agreement to divest 65% of our equity interest in our Germany and Austria retail marketing business (Germany and Austria Marketing) for expected cash proceeds of approximately $1.6 billion (1.5 billion Euros), subject to purchase price adjustments for working capital and certain long-term liabilities on the closing date. We will retain a 35% non-operating equity interest in Germany and Austria Marketing through a joint venture, which will be formed prior to the closing of the transaction. We expect to complete this transaction in the second half of 2025, subject to regulatory approvals and other customary closing conditions.

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

•We continued expansion of our Midstream NGL wellhead-to-market platform through acquiring all issued and outstanding equity interests in each of EPIC Y-Grade GP, LLC and EPIC Y-Grade, LP (collectively referred to herein as Coastal Bend), together with their respective subsidiaries, which own various long haul natural gas liquids pipelines, fractionation facilities and distribution systems. See Note 3—Business Combinations, in the Notes to Consolidated Financial Statements for additional information.

•Our new financial targets through 2027 reflect our plans to organically grow our Midstream and Chemicals businesses, as well as maintain total annual capital expenditures and investments of approximately $2 billion, excluding acquisitions.

•Financial Strength and Flexibility – We use a variety of funding sources to support our liquidity requirements, including cash from operations, debt and proceeds from dispositions. Our focus remains on protecting the stable cash generation from the Midstream and M&S businesses while balancing continued portfolio optimization.

•We are targeting reductions of total debt to $17 billion and to lower our debt to capital ratio.

Business Environment
Our Midstream segment includes our Transportation and natural gas liquids (NGL) businesses. Our Transportation business contains fee-based operations not directly exposed to commodity price risk. Our NGL business, including DCP Midstream Class A Segment, DCP Sand Hills Pipeline, LLC (DCP Sand Hills) and DCP Southern Hills Pipeline, LLC (DCP Southern Hills), contains both fee-based operations and operations directly impacted by NGL and natural gas prices. The weighted-average NGL price was $0.64 per gallon during the second quarter of 2025, compared with $0.68 per gallon during the second quarter of 2024. The Henry Hub natural gas price was $3.16 per million British thermal units (MMBtu) during the second quarter of 2025, compared with $2.04 per MMBtu during the second quarter of 2024. The decrease in NGL prices was primarily due to lower crude oil prices, while the increase in natural gas prices was due to increased liquified natural gas exports.

Our Chemicals segment consists of our 50% equity investment in Chevron Phillips Chemical Company LLC (CPChem). The chemicals and plastics industry is mainly a commodity-based industry where the margins for key products are based on supply and demand, as well as cost factors. The benchmark high-density polyethylene chain margin was 7.4 cents per pound in the second quarter of 2025, compared with 18.3 cents per pound in the second quarter of 2024. The decrease was mainly due to higher natural gas and ethane prices and lower polyethylene demand.

Our Refining segment results are driven by several factors, including market crack spreads, refinery throughput, feedstock costs, product yields, turnaround activity, and other operating costs. Market crack spreads are used as indicators of refining margins and measure the difference between market prices for refined petroleum products and crude oil. The composite 3:2:1 market crack spread for our business increased to an average of $21.65 per barrel during the second quarter of 2025, from an average of $18.96 per barrel during the second quarter of 2024. The increase in the composite market crack spread was primarily driven by stronger year on year petroleum diesel demand, which has resulted in low seasonal inventories. The price of U.S. benchmark crude oil, West Texas Intermediate (WTI) at Cushing, Oklahoma, decreased to an average of $63.86 per barrel during the second quarter of 2025, from an average of $80.73 per barrel during the second quarter of 2024, primarily due to increased supply.

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

RESULTS OF OPERATIONS

Unless otherwise indicated, discussion of results for the three and six months ended June 30, 2025, is based on a comparison with the corresponding period of 2024.

Consolidated Results

A summary of income (loss) before income taxes by business segment with a reconciliation to net income attributable to Phillips 66 follows:

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024

Midstream	$731	767	1,482	1,321
Chemicals	20	222	133	427
Refining	359	302	(578)	518
Marketing and Specialties	571	415	1,853	781
Renewable Fuels	(133)	(55)	(318)	(110)
Corporate and Other	(428)	(340)	(804)	(662)
Income before income taxes	1,120	1,311	1,768	2,275
Income tax expense	212	291	334	494
Net income	908	1,020	1,434	1,781
Less: net income attributable to noncontrolling interests	31	5	70	18
Net income attributable to Phillips 66	$877	1,015	1,364	1,763

Net income attributable to Phillips 66 in the second quarter of 2025 was $877 million, compared with $1,015 million in the second quarter of 2024. Net income attributable to Phillips 66 for the six months ended June 30, 2025, was $1,364 million, compared with $1,763 million for the six months ended June 30, 2024.

The decrease in net income attributable to Phillips 66 in the second quarter of 2025, was due to accelerated depreciation for the Los Angeles Refinery, lower equity earnings from CPChem and a gain on the sale of our ownership interest in Rockies Express Pipeline LLC (REX) that was recognized in 2024. These decreases were partially offset by higher U.S. and international marketing fuel margins, improved realized refining margins, primarily driven by higher market crack spreads, and a before-tax impairment of certain Midstream assets recognized in 2024.

The decrease in net income attributable to Phillips 66 the six months ended June 30, 2025, was due to lower realized refining margins, accelerated depreciation for the Los Angeles Refinery, and the gain on sale of our ownership interest in REX recognized in the second quarter of 2024, partially offset by a before-tax gain of $1 billion associated with the sale of our investment in Coop recognized in January 2025 and the before-tax impairment of certain Midstream assets recognized in the second quarter of 2024.

See the “Segment Results” section for additional information on our segment results and Note 21—Income Taxes, in the Notes to Consolidated Financial Statements for additional information on income taxes.

Statement of Income Analysis

Sales and other operating revenues decreased 13% and 14% for the three and six months ended June 30, 2025, respectively. Purchased crude oil and products decreased 16% and 15% for the three and six months ended June 30, 2025, respectively. The decreases in both line items for the three months ended June 30, 2025, were due to lower prices for crude oil and refined petroleum products, as well as reduced marketing volumes, partially offset by higher refining volumes. The decreases in both line items for the six months ended June 30, 2025, were due to lower prices for crude oil and refined petroleum products.

Equity in earnings of affiliates decreased 69% and 70% for the three and six months ended June 30, 2025, respectively. The decreases for both periods of 2025 were primarily attributable to lower equity earnings from CPChem, as well as lower equity earnings from sales of ownership interests in REX, Coop and GCX. The decrease for the six months ended June 30, 2025, was additionally impacted by lower equity earnings from WRB, as a result of decreased margins. See the Chemicals segment analysis in the “Segment Results” section for additional information regarding CPChem. See Note 7—Investments, Loans and Long-Term Receivables, in the Notes to Consolidated Financial Statements for additional information regarding the sales of ownership interests.

We had a net loss on dispositions of $93 million for the second quarter of 2025, compared with a net gain on dispositions of $237 million in the second quarter of 2024. The decrease for the three months ended June 30, 2025, was due to a before-tax gain of $238 million recognized in the Midstream segment in the second quarter of 2024 associated with the sale of our 25% ownership interest in REX, compared with a before-tax loss primarily associated with an aggregate unrealized loss of $89 million on foreign currency forward contracts entered into in connection with the pending divestiture of 65% of Germany and Austria Marketing recognized in the second quarter of 2025. Our net gain on dispositions increased $757 million for the six months ended June 30, 2025. The increase for the six months ended June 30, 2025, was primarily due to a before-tax gain of $1 billion associated with the sale of our investment in Coop recognized in the M&S segment in 2025, partially offset by the before-tax gain of $238 million recognized in the Midstream segment in the second quarter of 2024. See Note 7—Investments, Loans and Long-Term Receivables, in the Notes to Consolidated Financial Statements for additional information regarding the sale of Coop. See Note 23—Assets Held for Sale or Sold, in the Notes to Consolidated Financial Statements for additional information on the Germany and Austria Marketing pending divestiture.

Other income increased $81 million and $40 million for the three and six months ended June 30, 2025, respectively. The increase for the three months ended June 30, 2025, was primarily due to the recognition of Clean Fuel Production credits starting in 2025, as well as higher results from trading activities. The increase for the six months ended June 30, 2025, was primarily due to the recognition of Clean Fuel Production credits starting in 2025, partially offset by changes in the fair value of our investment in NOVONIX.

Operating expenses increased 2% and 7% for the three and six months ended June 30, 2025, respectively. The increase in the three months ended June 30, 2025, was primarily due to maintenance activity in the Midstream segment, partially offset by lower turnaround activity in the Refining segment. The increase in the six months ended June 30, 2025, was primarily due to higher turnaround activity in the Refining segment and increased maintenance activity in the Midstream segment.

Depreciation and amortization increased 64% and 61% for the three and six months ended June 30, 2025, respectively, primarily due to $239 million and $485 million of accelerated depreciation for the Los Angeles Refinery, respectively, as well as depreciation from the recent acquisition of Coastal Bend. See Note 2—Restructuring, in the Notes to Consolidated Financial Statements for information regarding our plans to cease operations and begin idling the facilities at our Los Angeles Refinery. See Note 3—Business Combinations, in the Notes to Consolidated Financial Statements for information regarding the Coastal Bend acquisition.

Impairments decreased $221 million and $360 million for the three and six months ended June 30, 2025, respectively. The decreases for both periods of 2025 were due to before-tax impairments of $224 million recognized in the second quarter of 2024 related to certain Midstream gathering and processing assets in Texas. The decrease for the six months ended June 30, 2025, also included $163 million of before-tax impairments recognized in the first quarter of 2024 related to certain crude oil processing and logistics assets in California. See Note 9—Impairments, in the Notes to Consolidated Financial Statements for additional information.

Taxes other than income taxes increased $169 million and $237 million for the three and six months ended June 30, 2025, respectively. The increases for both periods in 2025 were primarily driven by the expiration of the Biodiesel Blender Tax Credit as of December 31, 2024, as well as increased property taxes on certain Midstream assets. The increase for the six months ended June 30, 2025, was also impacted by an increase in taxes related to feedstock imports at the Rodeo Complex.

Interest and debt expense increased 14% and 6% for the three and six months ended June 30, 2025, respectively, primarily due to debt issuances related to an asset acquisition.

Income tax expense decreased 27% and 32% for the three and six months ended June 30, 2025, respectively, primarily due to lower income before income taxes. See Note 21—Income Taxes, in the Notes to Consolidated Financial Statements for information regarding our effective income tax rates.

Net income attributable to noncontrolling interests increased $26 million and $52 million for the three and six months ended June 30, 2025, respectively. The increase in the three months ended June 30, 2025, is due to higher results from DCP LP primarily driven by before-tax impairments of $224 million recognized in the second quarter of 2024 related to certain Midstream gathering and processing assets in Texas. The increase for the six months ended June 30, 2025, was also due to impacts from the gain on sale of DCP LP’s investment in GCX in January 2025. See Note 7—Investments, Loans and Long-Term Receivables and Note 9—Impairments, in the Notes to Consolidated Financial Statements for additional information regarding the sale of GCX and the before-tax impairments recorded in 2024, respectively.

Segment Results

Midstream

	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024

	Millions of Dollars
Income Before Income Taxes
Transportation	$242	547	485	791
NGL	489	220	997	530
Total Midstream	$731	767	1,482	1,321

	Thousands of Barrels Daily
Transportation Volumes
Pipelines*	3,093	3,059	2,994	3,019
Terminals	3,074	3,226	3,007	3,168
Operating Statistics
Wellhead Volume (billion cubic feet per day)**	4.2	4.5	4.2	4.5
NGL production**	456	437	447	427
Pipeline Throughput–Y-Grade to Market***	956	781	831	748
NGL fractionated	883	744	816	712
* Pipelines represent the sum of volumes transported through each separately tariffed consolidated pipeline segment, excluding NGL’s pipelines.
** Includes 100% of DCP Midstream Class A Segment.
*** Represents volumes delivered to fractionation market hubs, including Mont Belvieu, Sweeny and Conway. Includes 100% of DCP Midstream Class A Segment and Phillips 66’s direct interest in DCP Sand Hills and DCP Southern Hills.

The Midstream segment provides crude oil and refined petroleum product transportation, terminaling and processing services; NGL production, transportation, storage, fractionation, processing, marketing and export services; natural gas gathering, compressing, treating, processing, storage, transportation and marketing services; and condensate recovery.

Results from our Midstream segment decreased $36 million and increased $161 million for the three and six months ended June 30, 2025, respectively.

Results from our Transportation business decreased $305 million and $306 million for the three and six months ended June 30, 2025, respectively, primarily due to the sale of our ownership interest in the REX in the second quarter of 2024.

Results from our NGL business increased $269 million and $467 million for the three and six months ended June 30, 2025, respectively. The increases for both periods of 2025 were primarily due to before-tax impairment charges associated with certain gathering and processing assets in Texas recognized in 2024 and results from the recently acquired Coastal Bend operations. In addition, the six months ended June 30, 2025, reflected benefits from the sale of DCP LP’s ownership interest in GCX in January 2025, improved export margins, and increased gathering and processing activity in the Permian region associated with our acquisition of Dos Picos.

See the “Executive Overview and Business Environment” section for information on market factors impacting this quarter’s results.

Chemicals

	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024

	Millions of Dollars

Income Before Income Taxes	$20	222	133	427

Millions of Pounds

CPChem Externally Marketed Sales Volumes*	6,128	6,195	12,259	12,133
* Represents 100% of CPChem’s outside sales of produced petrochemical products, as well as commission sales from equity affiliates.

Olefins and Polyolefins Capacity Utilization (percent)	92%	98	96	97

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

Results from the Chemicals segment decreased $202 million and $294 million for the three and six months ended June 30, 2025, respectively. The decrease in the three months ended June 30, 2025, was primarily driven by lower polyethylene margins due to lower sales prices and higher feedstock costs. The decrease in the six months ended June 30, 2025, was primarily due to decreased polyethylene margins driven by lower sales prices.

See the “Executive Overview and Business Environment” section for information on market factors impacting CPChem’s results.

Refining

	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024

	Millions of Dollars
Income (Loss) Before Income Taxes
Atlantic Basin/Europe	$49	15	(150)	93
Gulf Coast	101	42	(232)	162
Central Corridor	392	243	342	456
West Coast	(183)	2	(538)	(193)
Worldwide	$359	302	(578)	518

	Dollars Per Barrel
Income (Loss) Before Income Taxes
Atlantic Basin/Europe	$1.00	0.30	(1.70)	0.95
Gulf Coast	1.93	0.82	(2.60)	1.64
Central Corridor	13.67	8.69	6.13	8.51
West Coast	(8.37)	0.10	(12.43)	(4.27)
Worldwide	2.36	2.00	(2.09)	1.76

Realized Refining Margins*
Atlantic Basin/Europe	$8.16	8.10	7.68	8.87
Gulf Coast	8.71	7.88	6.92	9.36
Central Corridor	15.61	12.75	12.07	12.66
West Coast	14.06	13.06	10.64	11.77
Worldwide	11.25	10.01	9.23	10.50
* See the “Non-GAAP Reconciliations” section for a reconciliation of this non-GAAP measure to the most directly comparable measure under generally accepted accounting principles in the United States (GAAP), income (loss) before income taxes per barrel.

In October 2024, we announced our intention to cease operations and begin idling the facilities at our Los Angeles Refinery in the fourth quarter of 2025, and we are evaluating potential future uses of the property. See Note 2—Restructuring, in the Notes to Consolidated Financial Statements for additional information. In early 2024, we ceased crude operations at the San Francisco Refinery as part of the conversion of the refinery into the Rodeo Complex.

	Thousands of Barrels Daily
	Three Months Ended June 30		Six Months Ended June 30
Operating Statistics	2025	2024	2025	2024
Refining operations*
Atlantic Basin/Europe
Crude oil capacity	537	537	537	537
Crude oil processed	518	527	439	500
Capacity utilization (percent)	97%	98	82	93
Refinery production	543	556	489	539
Gulf Coast
Crude oil capacity	529	529	529	529
Crude oil processed	508	507	439	491
Capacity utilization (percent)	96%	96	83	93
Refinery production	579	571	496	548
Central Corridor
Crude oil capacity	531	531	531	531
Crude oil processed	550	541	535	525
Capacity utilization (percent)	104%	102	101	99
Refinery production	572	564	558	545
West Coast
Crude oil capacity	244	244	244	244
Crude oil processed	234	227	231	236
Capacity utilization (percent)	96%	93	95	97
Refinery production	238	234	237	246
Worldwide
Crude oil capacity	1,841	1,841	1,841	1,841
Crude oil processed	1,810	1,802	1,644	1,752
Capacity utilization (percent)	98%	98	89	95
Refinery production	1,932	1,925	1,780	1,878
* Includes our share of equity affiliates.

The Refining segment refines crude oil and other feedstocks into petroleum products, such as gasoline and distillates, including aviation fuels, at 11 refineries in the United States and Europe.

Results from our Refining segment increased $57 million and decreased $1,096 million for the three and six months ended June 30, 2025, respectively. The increase in the three months ended June 30, 2025, was primarily driven by improved realized margins, higher volumes and lower operating costs, partially offset by accelerated depreciation for the Los Angeles Refinery. The increase in realized margins was primarily due to higher market crack spreads, partially offset by lower product differentials. The decrease in the six months ended June 30, 2025, was primarily driven by lower realized margins resulting from declining market crack spreads and reduced product differentials, as well as accelerated depreciation for the Los Angeles Refinery.

Our worldwide refining crude oil capacity utilization rate was 98% and 89% for the three and six months ended June 30, 2025, respectively, compared with 98% and 95% in the three and six months ended June 30, 2024, respectively. The decrease for the six months ended June 30, 2025, was primarily due to higher turnaround activity. See the “Executive Overview and Business Environment” section for information on market factors impacting this quarter’s results.

Marketing and Specialties

	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024

	Millions of Dollars

Income Before Income Taxes	$571	415	1,853	781

	Dollars Per Barrel
Income Before Income Taxes
U.S.	$2.32	1.16	1.55	1.26
International	1.96	5.02	20.74	4.00

Realized Marketing Fuel Margins*
U.S.	$2.83	1.70	2.14	1.65
International	7.11	5.87	6.00	5.38
* See the “Non-GAAP Reconciliations” section for a reconciliation of this non-GAAP measure to the most directly comparable GAAP measure, income before income taxes per barrel.

	Dollars Per Gallon
U.S. Average Wholesale Prices*
Gasoline	$2.56	2.86	2.53	2.74
Distillates	2.60	2.78	2.58	2.81
* On third-party branded petroleum product sales, excluding excise taxes.

	Thousands of Barrels Daily
Marketing Refined Product Sales
Gasoline	1,301	1,371	1,248	1,293
Distillates	971	1,008	938	988
Other	70	52	55	50
	2,342	2,431	2,241	2,331

The M&S segment purchases for resale and markets refined products, mainly in the United States and Europe. In addition, this segment includes the manufacturing and marketing of base oils and lubricants.

Results from the M&S segment increased $156 million and $1,072 million for the three and six months ended June 30, 2025, respectively. The increase in the three months ended June 30, 2025, was primarily due to higher U.S. and international marketing fuel margins, partially offset by a before-tax aggregate unrealized loss of $89 million on foreign currency forward contracts entered into in connection with the Germany and Austria Marketing pending divestiture. The increase in the six months ended June 30, 2025, was primarily due to a before-tax gain of $1 billion associated with the sale of our investment in Coop and higher U.S. and international marketing fuel margins. See Note 7—Investments, Loans and Long-Term Receivables, in the Notes to Consolidated Financial Statements for additional information regarding the sale of Coop. See Note 23—Assets Held for Sale in the Notes to Consolidated Financial Statements for additional information related to the Germany and Austria Marketing pending divestiture.

See the “Executive Overview and Business Environment” section for information on marketing fuel margins and other market factors impacting this quarter’s results.

Renewable Fuels

	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024

	Millions of Dollars

Loss Before Income Taxes	$(133)	(55)	(318)	(110)

	Thousands of Barrels Daily
Operating Statistics
Total Renewable Fuels Produced	40	31	42	20
Total Renewable Fuel Sales	71	45	67	40

Market Indicators
Chicago Board of Trade (CBOT) soybean oil (dollars per pound)	$0.49	0.45	0.47	0.46
California Low-Carbon Fuel Standard (LCFS) carbon credit (dollars per metric ton)	52.33	51.83	59.30	57.85
California Air Resource Board (CARB) ultra-low-sulfur diesel (ULSD) - San Francisco (dollars per gallon)	2.52	2.64	2.48	2.65
Biodiesel Renewable Identification Number (RIN) (dollars per RIN)	1.08	0.51	0.94	0.54

The Renewable Fuels segment processes renewable feedstocks into renewable products at the Rodeo Complex and at our Humber Refinery. In addition, this segment includes the global activities to procure renewable feedstocks, manage certain regulatory credits, and market renewable fuels.

Results from the Renewable Fuels segment decreased $78 million and $208 million for the three and six months ended June 30, 2025, respectively. The decreases in both periods were primarily due to decreased margins driven by increased feedstock costs and unfavorable hedging impacts, partially offset by increased credit production.

See the “Executive Overview and Business Environment” section for information on market factors impacting this quarter’s results.

Corporate and Other

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
Loss Before Income Taxes
Net interest expense	$(230)	(200)	(417)	(386)
Corporate overhead and other	(196)	(133)	(370)	(274)
NOVONIX	(2)	(7)	(17)	(2)
Total Corporate and Other	$(428)	(340)	(804)	(662)

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

Net interest expense increased $30 million and $31 million for the three and six months ended June 30, 2025, respectively, primarily due to debt issuances related to an asset acquisition.

Corporate overhead and other costs increased $63 million and $96 million for the three and six months ended June 30, 2025, respectively. The increases for both periods of 2025 were primarily due to higher depreciation expense associated with information technology assets and advisory fees related to proxy solicitation services.

CAPITAL RESOURCES AND LIQUIDITY

Financial Indicators

	Millions of Dollars, Except as Indicated
	June 30 2025	December 31 2024

Cash and cash equivalents	$1,052	1,738
Short-term debt	3,735	1,831
Total debt	20,935	20,062
Total equity	28,627	28,463
Percent of total debt to capital*	42%	41
Percent of floating-rate debt to total debt	15%	9
* Capital includes total debt and total equity.

To meet our short- and long-term liquidity requirements, we use a variety of funding sources but rely primarily on cash generated from operating activities and debt financing. During the first six months of 2025, we generated $1 billion of cash from operations. We received proceeds from asset dispositions of $2 billion and received $1.1 billion from net debt borrowings. We funded capital expenditures and investments of $1 billion and an acquisition of $2.2 billion, net of cash acquired. Additionally, we paid $666 million to repurchase shares of our common stock and paid $956 million of dividends to our common stockholders. During the first six months of 2025, cash and cash equivalents decreased by $686 million. At this time, we believe that our cash on hand, as well as the sources of liquidity described herein, will be sufficient to fund our obligations over the short- and long-term.

Significant Sources of Capital

Operating Activities
During the first six months of 2025, cash generated by operating activities was $1 billion, compared with $1.9 billion for the first six months of 2024. The decrease was primarily due to unfavorable working capital impacts and lower earnings.

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

Equity Affiliate Operating Distributions
Our operating cash flows are also impacted by distribution decisions made by our equity affiliates. During the first six months of 2025, cash from operations included aggregate distributions of $501 million from our equity affiliates, while cash from operations during the first six months of 2024 included aggregate distributions of $656 million from our equity affiliates. We cannot control the amount of future dividends from equity affiliates; therefore, future dividend payments by these equity affiliates are not assured.

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

Accounts Receivable Securitization
On September 30, 2024, Phillips 66 Company entered into a 364-day, $500 million accounts receivable securitization facility (the Receivables Securitization Facility). Under the Receivables Securitization Facility, Phillips 66 Company sells or contributes on an ongoing basis, certain of its receivables, together with related security and interests in the proceeds thereof, to its wholly owned subsidiary, Phillips 66 Receivables LLC (P66 Receivables), a consolidated and bankruptcy-remote special purpose entity created for the sole purpose of transacting under the Receivables Securitization Facility. On April 1, 2025, Phillips 66 Company amended the Receivables Securitization Facility to, among other things, increase the maximum size of the Receivables Securitization Facility from $500 million to $1 billion. Under the Receivables Securitization Facility, P66 Receivables may borrow and incur indebtedness from, and/or sell certain accounts receivable in an amount not to exceed $1 billion in the aggregate, and will secure its obligations with a pledge of undivided interests in such accounts receivable, together with related security and interests in the proceeds thereof, to PNC Bank, National Association, as Administrative Agent, for the benefit of the secured parties thereunder. Accounts outstanding under the Receivables Securitization Facility accrue interest at an adjusted term Secured Overnight Financing Rate (SOFR) plus the applicable margin. In all instances, Phillips 66 Company retains the servicing of the accounts receivable transferred.
Sales of accounts receivable under the Receivables Securitization Facility meet the sale criteria under ASC 860, Transfers and Servicing, and are derecognized from the consolidated balance sheet. P66 Receivables guarantees payment, in full, for accounts receivable sold to the purchasers. For the three months ended June 30, 2025, we sold $303 million of accounts receivable in exchange for a $303 million reduction in our borrowings under the Receivables Securitization Facility, which was recognized as a non-cash financing transaction. For the six months ended June 30, 2025, we sold $433 million in accounts receivable in exchange for cash proceeds of $130 million and a $303 million reduction in our borrowings under the Receivables Securitization Facility. We recognized immaterial charges associated with the transfer of financial assets, which are included as a component within the line item “Selling, general and administrative expense” on our consolidated statement of income during the three and six months ended June 30, 2025.

At June 30, 2025, we had utilized the full $1 billion capacity of ourReceivable Securitization Facility from $303 million of sold accounts receivable not yet remitted to the purchaser and $697 million of outstanding borrowings, which is recognized within the “Short-term debt” line item on our consolidated balance sheet. At December 31, 2024, we had utilized the full $500 million capacity of our Receivables Securitization Facility from $125 million of sold accounts receivable not yet remitted to the purchaser and $375 million of outstanding borrowings. The outstanding borrowings at June 30, 2025, and December 31, 2024, were secured by approximately $4.5 billion and $4.6 billion of accounts receivable held by P66 Receivables at June 30, 2025, and December 31, 2024, respectively, which are included within the “Accounts and notes receivable” line item on our consolidated balance sheet.

Credit Facilities and Commercial Paper

Phillips 66 and Phillips 66 Company
On January 13, 2025, we entered into a $200 million uncommitted credit facility (the 2025 Uncommitted Facility) with Phillips 66 Company as the borrower and Phillips 66 as the guarantor. The 2025 Uncommitted Facility contains covenants and events of default customary for unsecured uncommitted facilities. The 2025 Uncommitted Facility has no commitment fees or compensating balance requirements. Outstanding borrowings under the 2025 Uncommitted Facility bear interest at a rate of either (a) the adjusted term SOFR plus the applicable margin, (b) the adjusted daily simple SOFR plus the applicable margin or (c) the base rate, in each case plus the applicable margin. Each borrowing matures six months from the date of such borrowing. We may at any time prepay outstanding borrowings, in whole or in part, without premium or penalty. At June 30, 2025, $200 million of borrowings were outstanding under the 2025 Uncommitted Facility.

On June 25, 2024, we entered into a $400 million uncommitted credit facility (the 2024 Uncommitted Facility) with Phillips 66 Company as the borrower and Phillips 66 as the guarantor. The 2024 Uncommitted Facility contains covenants and events of default customary for unsecured uncommitted facilities. The 2024 Uncommitted Facility has no commitment fees or compensating balance requirements. Outstanding borrowings under the 2024 Uncommitted Facility bear interest at a rate of either (a) the adjusted term SOFR, (b) the adjusted daily simple SOFR or (c) the reference rate, in each case plus the applicable margin. Each borrowing matures six months from the date of such borrowing. We may at any time prepay outstanding borrowings, in whole or in part, without premium or penalty. At June 30, 2025, and December 31, 2024, $400 million of borrowings were outstanding under the 2024 Uncommitted Facility.

On February 28, 2024, we entered into a new $5 billion revolving credit agreement (the Facility) with Phillips 66 Company as the borrower and Phillips 66 as the guarantor and a scheduled maturity date of February 28, 2029. The Facility replaced our previous $5 billion revolving credit facility dated as of June 23, 2022, with Phillips 66 Company as the borrower and Phillips 66 as the guarantor, and the previous revolving credit facility was terminated. The Facility contains customary covenants similar to the previous revolving credit facility, including a maximum consolidated net debt-to-capitalization ratio of 65% as of the last day of each fiscal quarter. The Facility has customary events of default, such as nonpayment of principal when due; nonpayment of interest, fees or other amounts after grace periods; and violation of covenants. We may at any time prepay outstanding borrowings under the Facility, in whole or in part, without premium or penalty. We have the option to increase the overall capacity to $6 billion, subject to certain conditions. We also have the option to extend the scheduled maturity of the Facility for up to two additional one-year terms, subject to, among other things, the consent of the lenders holding the majority of the commitments and of each lender extending its commitment. Outstanding borrowings under the Facility bear interest at either: (a) the adjusted term SOFR (as described in the Facility) in effect from time to time plus the applicable margin; or (b) the reference rate (as described in the Facility) plus the applicable margin. The pricing levels for the commitment fee and interest-rate margins are determined based on the ratings in effect for our senior unsecured long-term debt from time to time. At June 30, 2025, and December 31, 2024, no amount had been drawn under the Facility.

Phillips 66 also has a $5 billion uncommitted commercial paper program for short-term working capital needs that is supported by the Facility. Commercial paper maturities are contractually limited to less than one year. At June 30, 2025, we had $1,349 million borrowings outstanding under this program, while at December 31, 2024, $435 million of commercial paper had been issued under this program.

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

Total Committed Capacity Available
At June 30, 2025, and December 31, 2024, we had approximately $3.7 billion and $4.6 billion, respectively, of total committed capacity available under the credit facilities described above.

Pending Marketing Divestiture
On May 15, 2025, we entered into a definitive agreement to divest 65% of our equity interest in Germany and Austria Marketing for expected pre-tax cash proceeds of approximately $1.6 billion (1.5 billion Euros), subject to purchase price adjustments for working capital and certain long-term liabilities on the closing date. We will retain a 35% non-operating equity interest in Germany and Austria Marketing through a new joint venture, which will be formed prior to the closing of the transaction. We expect to close this transaction in the second half of 2025, subject to regulatory approvals and other customary closing conditions. See Note 23—Assets Held for Sale in the Notes to Consolidated Financial Statements for additional information.

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

Off-Balance Sheet Arrangements

Lease Residual Value Guarantees
Under the operating lease agreement for our headquarters facility in Houston, Texas, we have the option, at the end of the lease term in September 2025, to request to renew the lease, purchase the facility or assist the lessor in marketing it for resale. We have a residual value guarantee associated with the operating lease agreement with a maximum potential future exposure of $514 million at June 30, 2025. We also have residual value guarantees associated with railcar, airplane and truck leases with maximum potential future exposures totaling $176 million. These leases have remaining terms of one to ten years.

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

Dakota Access and ETCO have guaranteed repayment of senior unsecured notes issued by a wholly owned subsidiary of Dakota Access. On April 1, 2024, Dakota Access’ wholly owned subsidiary repaid $1 billion aggregate principal amount of its outstanding senior notes upon maturity. We funded our 25% share of the repayment, or $250 million, with a capital contribution of $171 million in March 2024 and $79 million of distributions we elected not to receive from Dakota Access in the first quarter of 2024. At June 30, 2025, the aggregate principal amount outstanding of Dakota Access’ senior unsecured notes was $850 million.

In addition, Phillips 66 Partners LP (Phillips 66 Partners), a wholly owned subsidiary of Phillips 66, and its co-venturers in Dakota Access also provided a Contingent Equity Contribution Undertaking (CECU) in conjunction with the notes offering. Under the CECU, the co-venturers may be severally required to make proportionate equity contributions to Dakota Access if there is an unfavorable final judgment in the above-mentioned ongoing litigation. At June 30, 2025, our 25% share of the maximum potential equity contributions under the CECU was approximately $215 million. If the pipeline is required to cease operations, it may have a material adverse effect on our results of operations and cash flows. Should operations cease and Dakota Access and ETCO not have sufficient funds to pay its expenses, we also could be required to support our 25% share of the ongoing expenses, including scheduled interest payments on the notes of approximately $10 million annually, in addition to the potential obligations under the CECU at June 30, 2025.

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

Debt Financing
Our debt balance at June 30, 2025, and December 31, 2024, was $20.9 billion and $20.1 billion, respectively. Our total debt-to-capital ratio was 42% and 41% at June 30, 2025, and December 31, 2024, respectively.

On June 27, 2025, DCP LP early redeemed the outstanding $525 million of its 5.375% Senior Notes due July 2025 with an aggregate principal amount of $825 million.

On February 18, 2025, upon maturity, Phillips 66 Partners repaid its 3.605% Senior Notes due February 2025 with an aggregate principal amount of $59 million.

Midstream Acquisition
During the second quarter of 2025, we completed the Coastal Bend acquisition, for total consideration of $2.2 billion, net of cash acquired. This acquisition was funded with cash and borrowings under our short-term liquidity facilities. See Note 3—Business Combinations, in the Notes to Consolidated Financial Statements for additional information.

Dividends
On April 21, 2025, our Board of Directors declared a quarterly cash dividend of $1.20 per common share. This dividend was paid on June 2, 2025, to shareholders of record as of the close of business on May 19, 2025. On July 10, 2025, our Board of Directors declared a quarterly cash dividend of $1.20 per common share. This dividend is payable on September 2, 2025, to shareholders of record as of the close of business on August 19, 2025.

Share Repurchases
Since July 2012, our Board of Directors has authorized an aggregate of $25 billion of repurchases of our outstanding common stock under our share repurchase program. Our share repurchase authorizations do not expire. Any future share repurchases will be made at the discretion of management and will depend on various factors including our share price, results of operations, financial condition and cash required for future business plans. For the six months ended June 30, 2025, we repurchased 6 million shares at an aggregate cost of approximately $0.6 billion. Since July 2012, we have repurchased 244 million shares under our share repurchase program at an aggregate cost of $22.1 billion. Shares of stock repurchased are held as treasury shares.

Employee Benefit Plan Contributions
During the six months ended June 30, 2025, we contributed $56 million to our U.S. pension and other postretirement benefit plans and $3 million to our international pension plans. We currently expect to make additional contributions of approximately $107 million to our U.S. pension and other postretirement benefit plans and approximately $3 million to our international pension plans during the remainder of 2025.

Capital Spending

	Millions of Dollars
	Six Months Ended June 30
	2025	2024
Capital Expenditures and Investments*
Midstream	$600	351
Chemicals	—	—
Refining	324	240
Marketing and Specialties	49	35
Renewable Fuels	18	345
Corporate and Other	19	24
Total Capital Expenditures and Investments	$1,010	995

Selected Equity Affiliates**
CPChem	407	400
WRB	65	53
	$472	453
* Excludes, Acquisitions net of cash acquired.
** Our share of joint ventures’ capital spending.

Midstream
During the first six months of 2025, capital spending in our Midstream segment was $600 million and included:

•Continued development and completion of a second Dos Picos gas plant, further expanding our operations in the Permian Basin.

•Gathering and processing projects to further align our wellhead-to-market strategy.

•Spending associated with other reliability and maintenance projects in our Transportation and NGL businesses.

Chemicals
During the first six months of 2025, on a 100% basis, CPChem’s capital expenditures and investments were $813 million. Capital spending was primarily for the development of petrochemical projects on the U.S. Gulf Coast and in the Middle East, as well as sustaining, debottlenecking and optimization projects on existing assets. CPChem’s capital program was self-funded, and we expect CPChem to continue self-funding its capital program for the remainder of 2025.

Refining
Capital spending for the Refining segment during the first six months of 2025 was $324 million. Major capital activities included spend to improve reliability at our refineries and installation of facilities to improve market capture, product value, and utilization; such as our recently completed Sweeny Crude Flex project.

Marketing and Specialties
Capital spending for the M&S segment during the first six months of 2025 was $49 million, primarily for the continued development and enhancement of retail sites in Europe, marketing-related information technology enhancements, spend associated with marketing and commercial fleet fueling businesses on the U.S. West Coast, and reliability and maintenance projects for our Specialties business.

Renewable Fuels
Capital spending for the Renewable Fuels segment during the first six months of 2025 was $18 million. The capital spending was focused on increasing reliability, debottlenecking opportunities and improving feed flexibility on existing assets.

Corporate and Other
Capital spending for Corporate and Other during the first six months of 2025 was $19 million, primarily related to information technology.

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

Propel Fuels Litigation
In late 2017, as part of Phillips 66 Company’s evaluation of various opportunities in the renewable fuels business, Phillips 66 Company engaged with Propel Fuels, Inc. (Propel Fuels), a California company that distributes E85 and other alternative fuels through fueling kiosks. Ultimately, the parties were not able to reach an agreement and negotiations were terminated in August 2018. On February 17, 2022, Propel Fuels filed a lawsuit in the Superior Court of California, County of Alameda (the Propel Court), alleging that Phillips 66 Company misappropriated trade secrets related to Propel Fuels’ renewable fuels business during and after due diligence. On October 16, 2024, a jury returned a verdict against Phillips 66 Company for $604.9 million in compensatory damages and issued a willfulness finding. In 2025, the Propel Court is expected to rule on motions filed by Propel Fuels seeking exemplary damages and attorneys’ fees. Propel Fuels asked the Propel Court to grant treble damages and Phillips 66 Company filed a brief in opposition to that request. A hearing on the exemplary damages was held on March 4, 2025. Also in 2025, the Propel Court is expected to rule on motions to be filed by Phillips 66 Company for a judgment in its favor as a matter of law, or in the alternative to reduce the jury’s verdict or to grant a new trial. Phillips 66 Company denies any wrongdoing and intends to vigorously defend its position. As a result of the jury verdict in October 2024, the Company recorded an accrual of $604.9 million during the third quarter of 2024, which was reported in the M&S segment. The accrued amount is reflected as “Other liabilities and deferred credits” on our consolidated balance sheet as of June 30, 2025, and December 31, 2024. However, it is reasonably possible that the estimate of the loss could change based on the progression of the case, including the appeals process. Because of the uncertainties associated with ongoing litigation, we are unable to estimate the range of reasonably possible loss that may be attributable to exemplary damages, if any, in excess of the amount accrued. If information were to become available that would allow us to reasonably estimate a range of potential exposure in an amount higher or lower than the amount already accrued, we would adjust our accrued liabilities accordingly. While Phillips 66 Company believes the jury verdict is not legally or factually supported and intends to pursue post-judgment remedies and file an appeal, there can be no assurances that such defense efforts will be successful. To the extent Phillips 66 Company is required to pay exemplary damages, it may have a material adverse effect on our financial position and results of operations.

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

We are required to purchase RINs in the open market to satisfy the portion of our obligation under the Renewable Fuel Standard (RFS) that is not fulfilled by blending renewable fuels into the motor fuels we produce. For the six months ended June 30, 2025, we were able to fully satisfy our obligations under the RFS through producing and blending renewable fuels into the motor fuel we produce. For the six months ended June 30, 2024, we incurred expenses of $96 million associated with our obligation to purchase RINs in the open market to comply with the RFS for our wholly owned refineries. These expenses are included in the “Purchased crude oil and products” line item on our consolidated statement of income. Our jointly owned refineries also incurred expenses associated with the purchase of RINs in the open market, of which our share was $175 million and $114 million for the six months ended June 30, 2025 and 2024, respectively. These expenses are included in the “Equity in earnings of affiliates” line item on our consolidated statement of income. The amount of these expenses and fluctuations between periods is primarily driven by the market price of RINs, refinery and renewable fuels production, blending activities and renewable volume obligation requirements.

We occasionally receive requests for information or notices of potential liability from the Environmental Protection Agency (EPA) and state environmental agencies alleging that we are a potentially responsible party under the Federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or an equivalent state statute. On occasion, we also have been made a party to cost recovery litigation by those agencies or by private parties. These requests, notices and lawsuits assert potential liability for remediation costs at various sites that typically are not owned by us, but allegedly contain wastes attributable to our past operations. At March 31, 2025, we reported that we had been notified of potential liability under CERCLA and comparable state laws at 19 sites within the United States and Puerto Rico. During the second quarter of 2025, our legal organization approved the removal of two sites, thus, leaving 17 unresolved sites with potential liability at June 30, 2025.

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

GUARANTOR FINANCIAL INFORMATION

We have various cross guarantees between Phillips 66 and its wholly owned subsidiary Phillips 66 Company (together, the Obligor Group) with respect to publicly held debt securities. Phillips 66 conducts substantially all of its operations through subsidiaries, including Phillips 66 Company, and those subsidiaries generate substantially all of its operating income and cash flow. Phillips 66 has fully and unconditionally guaranteed the payment obligations of Phillips 66 Company with respect to its publicly held debt securities. In addition, Phillips 66 Company has fully and unconditionally guaranteed the payment obligations of Phillips 66 with respect to its publicly held debt securities. All guarantees are full and unconditional. At June 30, 2025, $14.4 billion of senior unsecured notes outstanding has been guaranteed by the Obligor Group.

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

The summarized results of operations for the six months ended June 30, 2025, and the summarized financial position at June 30, 2025, and December 31, 2024, for the Obligor Group on a combined basis were:

Summarized Combined Statement of Loss	Millions of Dollars
Six Months Ended June 30, 2025
Sales and other operating revenues	$46,680
Revenues and other income—non-guarantor subsidiaries	5,162
Purchased crude oil and products—third parties	27,691
Purchased crude oil and products—related parties	8,087
Purchased crude oil and products—non-guarantor subsidiaries	12,506
Loss before income taxes	(1,328)
Net loss	(1,031)

Summarized Combined Balance Sheet	Millions of Dollars
	June 30 2025	December 31 2024
Accounts and notes receivable—third parties	$956	1,229
Accounts and notes receivable—related parties	1,480	1,422
Due from non-guarantor subsidiaries, current	2,769	3,102
Total current assets*	11,336	10,228
Investments and long-term receivables	10,535	10,640
Net properties, plants and equipment	11,501	12,186
Goodwill	906	1,047
Due from non-guarantor subsidiaries, noncurrent	362	1,171
Other assets associated with non-guarantor subsidiaries	1,149	1,306
Total noncurrent assets	26,612	28,380
Total assets	37,948	38,608

Due to non-guarantor subsidiaries, current	$6,087	5,398
Total current liabilities	17,899	14,236
Long-term debt	13,939	14,969
Due to non-guarantor subsidiaries, noncurrent	8,969	8,319
Total noncurrent liabilities	28,490	29,640
Total liabilities	46,389	43,876
Total equity	(8,441)	(5,268)
Total liabilities and equity	37,948	38,608
* Includes goodwill and intangibles held in Assets held for sale related to the Germany and Austria Marketing pending divestiture, see Note 23—Assets Held for Sale, in the Notes to Consolidated Financial Statements for additional information.

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

	Millions of Dollars, Except as Indicated
Realized Refining Margins	Atlantic Basin/ Europe	Gulf Coast	Central Corridor	West Coast	Worldwide

Three Months Ended June 30, 2025
Income (loss) before income taxes	$49	101	392	(183)	359
Plus:
Taxes other than income taxes	20	24	25	25	94
Depreciation, amortization and impairments	53	67	44	282	446
Selling, general and administrative expenses	8	5	13	6	32
Operating expenses	281	257	146	164	848
Equity in losses of affiliates	2	—	—	—	2
Other segment (income) expense, net	(33)	—	(28)	14	(47)
Proportional share of refining gross margins contributed by equity affiliates	22	—	212	—	234
Realized refining margins	$402	454	804	308	1,968

Total processed inputs (thousands of barrels)	49,270	52,111	28,710	21,914	152,005
Adjusted total processed inputs (thousands of barrels)*	49,270	52,111	51,477	21,914	174,772

Income (loss) before income taxes per barrel (dollars per barrel)**	$1.00	1.93	13.67	(8.37)	2.36
Realized refining margins (dollars per barrel)***	8.16	8.71	15.61	14.06	11.25

Three Months Ended June 30, 2024
Income before income taxes	$15	42	243	2	302
Plus:
Taxes other than income taxes	15	19	22	18	74
Depreciation, amortization and impairments	51	64	44	44	203
Selling, general and administrative expenses	12	9	25	5	51
Operating expenses	264	269	142	209	884
Equity in (earnings) losses of affiliates	2	—	(35)	—	(33)
Other segment (income) expense, net	18	1	(22)	2	(1)
Proportional share of refining gross margins contributed by equity affiliates	32	—	228	—	260
Realized refining margins	$409	404	647	280	1,740

Total processed inputs (thousands of barrels)	50,545	51,204	27,994	21,553	151,296
Adjusted total processed inputs (thousands of barrels)*	50,545	51,204	50,805	21,553	174,107

Income before income taxes per barrel (dollars per barrel)**	$0.30	0.82	8.69	0.10	2.00
Realized refining margins (dollars per barrel)***	8.10	7.88	12.75	13.06	10.01
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

	Millions of Dollars, Except as Indicated
Realized Refining Margins	Atlantic Basin/ Europe	Gulf Coast	Central Corridor	West Coast	Worldwide

Six Months Ended June 30, 2025
Income (loss) before income taxes	$(150)	(232)	342	(538)	(578)
Plus:
Taxes other than income taxes	42	59	51	52	204
Depreciation, amortization and impairments	109	139	85	570	903
Selling, general and administrative expenses	14	14	36	14	78
Operating expenses	654	638	294	336	1,922
Equity in losses of affiliates	4	—	103	—	107
Other segment (income) expense, net	(39)	1	(40)	26	(52)
Proportional share of refining gross margins contributed by equity affiliates	43	—	332	—	375
Realized refining margins	$677	619	1,203	460	2,959

Total processed inputs (thousands of barrels)	87,986	89,317	55,879	43,276	276,458
Adjusted total processed inputs (thousands of barrels)*	87,986	89,317	99,752	43,276	320,331

Income (loss) before income taxes per barrel (dollars per barrel)**	$(1.70)	(2.60)	6.13	(12.43)	(2.09)
Realized refining margins (dollars per barrel)***	7.68	6.92	12.07	10.64	9.23

Six Months Ended June 30, 2024
Income (loss) before income taxes	$93	162	456	(193)	518
Plus:
Taxes other than income taxes	39	57	50	49	195
Depreciation, amortization and impairments	103	126	88	200	517
Selling, general and administrative expenses	15	15	49	10	89
Operating expenses	515	570	285	467	1,837
Equity in (earnings) losses of affiliates	3	(1)	(143)	—	(141)
Other segment (income) expense, net	31	2	(62)	(2)	(31)
Proportional share of refining gross margins contributed by equity affiliates	65	—	526	—	591
Special items:
Legal settlement	—	(7)	—	—	(7)
Realized refining margins	$864	924	1,249	531	3,568

Total processed inputs (thousands of barrels)	97,456	98,696	53,652	45,192	294,996
Adjusted total processed inputs (thousands of barrels)*	97,456	98,696	98,717	45,192	340,061

Income (loss) before income taxes per barrel (dollars per barrel)**	$0.95	1.64	8.51	(4.27)	1.76
Realized refining margins (dollars per barrel)***	8.87	9.36	12.66	11.77	10.50
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

	Millions of Dollars, Except as Indicated
	Three Months Ended June 30, 2025		Three Months Ended June 30, 2024
	U.S.	International	U.S.	International
Realized Marketing Fuel Margins
Income before income taxes	$429	56	223	145
Plus:
Depreciation and amortization	12	13	9	18
Selling, general and administrative expenses	202	72	217	63
Equity in earnings of affiliates	(11)	(1)	(12)	(29)
Other operating revenues*	(121)	(8)	(123)	(9)
Other (income) expense, net	12	—	14	(2)
Special items:
Net loss on asset disposition	—	89	—	—
Marketing margins	523	221	328	186
Less: margin for nonfuel related sales	—	18	—	16
Realized marketing fuel margins	$523	203	328	170

Total fuel sales volumes (thousands of barrels)	184,591	28,560	192,398	28,893

Income before income taxes per barrel (dollars per barrel)	$2.32	1.96	1.16	5.02
Realized marketing fuel margins (dollars per barrel)**	2.83	7.11	1.70	5.87
* Includes other nonfuel revenues.
** Realized marketing fuel margins per barrel, as presented, are calculated using the underlying realized marketing fuel margin amounts, in dollars, divided by sales volumes, in barrels. As such, recalculated per barrel amounts using the rounded margins and barrels presented may differ from the presented per barrel amounts.

	Millions of Dollars, Except as Indicated
	Six Months Ended June 30, 2025		Six Months Ended June 30, 2024
	U.S.	International	U.S.	International
Realized Marketing Fuel Margins
Income before income taxes	$540	1,173	465	226
Plus:
Depreciation and amortization	25	15	19	36
Selling, general and administrative expenses	405	137	403	127
Equity in earnings of affiliates	(18)	(9)	(14)	(53)
Other operating revenues*	(226)	(20)	(231)	(15)
Other expense, net	21	3	25	13
Special items:
Net gain on asset dispositions	—	(928)	—	—
Legal settlement	—	—	(59)	—
Marketing margins	747	371	608	334
Less: margin for nonfuel related sales	—	32	—	29
Realized marketing fuel margins	$747	339	608	305

Total fuel sales volumes (thousands of barrels)	349,090	56,571	367,667	56,483

Income before income taxes per barrel (dollars per barrel)	$1.55	20.74	1.26	4.00
Realized marketing fuel margins (dollars per barrel)**	2.14	6.00	1.65	5.38
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
•The factors generally described in Item 1A.—Risk Factors in our 2024 Annual Report on Form 10-K.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our commodity price risk and interest rate risk at June 30, 2025, did not differ materially from the risks disclosed under Item 7A of our 2024 Annual Report on Form 10-K.

Item 4.   CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file or submit under the Act, is recorded, processed, summarized and reported within the time periods specified in U.S. Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. As of June 30, 2025, with the participation of management, our Chairman and Chief Executive Officer and our Executive Vice President and Chief Financial Officer carried out an evaluation, pursuant to Rule 13a-15(b) of the Act, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our Chairman and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of June 30, 2025.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, in the quarterly period ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

From time to time, we may be involved in litigation and claims arising out of our operations in the normal course of business. Additionally, we have elected a $1 million threshold to disclose certain proceedings arising under federal, state or local environmental laws when a governmental authority is a party to the proceedings. During the second quarter of 2025, there was one new matter and two material developments with respect to matters previously reported. Except as otherwise set forth herein, we do not currently believe that the eventual outcome of any matters previously reported, but still unresolved, individually or in the aggregate, could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

New Matter
On April 18, 2025, the New Mexico Environment Department commenced an enforcement action against DCP Operating Company, L.P. alleging violations of permit and regulatory requirements at five gas plants, and seven booster or compressor stations in the state from 2018 to 2024. New Mexico seeks a civil penalty in excess of $1 million. The company is responding to the allegations and working with the state to resolve the matter.

Matters Previously Reported (unresolved or resolved since the Quarterly Report on Form 10-Q for the quarter ended March 31, 2025)
As described further in the “Legal Proceedings” section of Note 13—Contingencies and Commitments, in the Notes to Consolidated Financial Statements, on February 17, 2022, Propel Fuels, Inc. (Propel Fuels) filed a lawsuit in the Superior Court of California, County of Alameda (the Propel Court), alleging that Phillips 66 Company misappropriated trade secrets related to Propel Fuels’ renewable fuels business. On October 16, 2024, a jury returned a verdict against Phillips 66 Company for $604.9 million in compensatory damages and issued a willfulness finding. In 2025, the Propel Court is expected to rule on motions filed by Propel Fuels seeking exemplary damages and attorneys’ fees. Propel Fuels asked the Propel Court to grant treble damages and Phillips 66 Company filed a brief in opposition to that request. A hearing on the exemplary damages was held on March 4, 2025. Also in 2025, the Propel Court is expected to rule on motions to be filed by Phillips 66 Company for a judgment in its favor as a matter of law, or in the alternative to reduce the jury’s verdict or to grant a new trial. Phillips 66 Company denies any wrongdoing and intends to vigorously defend its position. While Phillips 66 Company believes the jury verdict is not legally or factually supported and intends to pursue post-judgment remedies and file an appeal, there can be no assurances that such defense efforts will be successful. To the extent Phillips 66 Company is required to pay exemplary damages, it may have a material adverse effect on our financial position and results of operations.

On April 17, 2025, Phillips 66 Company paid $3.4 million to settle allegations by the United States Environmental Protection Agency that it was liable for certain cleanup costs at the Horton Iron and Metal Superfund Site as a result of alleged successor liability from historical operations of the Agrico Chemical Company.

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

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

				Millions of Dollars
Period	Total Number of Shares Purchased*	Average Price Paid per Share**	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs***	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2025	1,422,753	$102.46	1,422,753	$3,103
May 1-31, 2025	1,136,882	114.89	1,136,882	2,972
June 1-30, 2025	985,777	120.51	985,777	2,853
Total	3,545,412	$111.46	3,545,412
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

Item 5.   OTHER INFORMATION

Insider Trading Arrangements

During the quarter ended June 30, 2025, no director or Section 16 officer adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408(a) of Regulation S-K).

Frequency of Future Advisory Proposals on Named Executive Compensation

At our Annual Meeting of Shareholders on May 21, 2025, our shareholders voted to approve, as the Board of Directors recommended and on a non-binding advisory basis, that we conduct future advisory votes to approve the compensation of our named executive officers every year. In light of the recommendation and vote, we plan to hold future advisory votes approving the compensation of our named executive officers annually until the next required vote on the frequency of such advisory votes.

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

Date: July 28, 2025