Form 10-Q
period 2025-09-30
Phillips 66
filed 2025-10-29
CIK 1534701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	001-35349

Phillips 66
(Exact name of registrant as specified in its charter)

Delaware	45-3779385
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The registrant had 402,921,135 shares of common stock, $0.01 par value, outstanding as of September 30, 2025.

PHILLIPS 66

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Consolidated Statement of Income	Phillips 66

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
Revenues and Other Income
Sales and other operating revenues	$34,515	35,528	98,268	109,468
Equity in earnings of affiliates	337	549	643	1,564
Net gain on dispositions	11	2	1,005	239
Other income	116	84	311	239
Total Revenues and Other Income	34,979	36,163	100,227	111,510

Costs and Expenses
Purchased crude oil and products	30,219	32,194	86,956	99,208
Operating expenses	1,492	1,499	4,554	4,358
Selling, general and administrative expenses	792	1,194	1,893	2,303
Depreciation and amortization	826	543	2,433	1,544
Impairments	951	29	981	419
Taxes other than income taxes	221	53	672	267
Accretion on discounted liabilities	12	8	34	27
Interest and debt expense	259	229	744	687
Foreign currency transaction (gains) losses	8	1	(7)	9
Total Costs and Expenses	34,780	35,750	98,260	108,822
Income before income taxes	199	413	1,967	2,688
Income tax expense	32	44	366	538
Net Income	167	369	1,601	2,150
Less: net income attributable to noncontrolling interests	34	23	104	41
Net Income Attributable to Phillips 66	$133	346	1,497	2,109

Net Income Attributable to Phillips 66 Per Share of Common Stock (dollars)
Basic	$0.32	0.82	3.67	4.97
Diluted	0.32	0.82	3.66	4.94

Weighted-Average Common Shares Outstanding (thousands)
Basic	404,508	417,305	406,801	423,024
Diluted	405,549	418,803	407,885	425,555
See Notes to Consolidated Financial Statements.

Consolidated Statement of Comprehensive Income	Phillips 66

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024

Net Income	$167	369	1,601	2,150
Other comprehensive income (loss)
Defined benefit plans
Amortization of net actuarial loss and settlements	6	2	15	9
Plans sponsored by equity affiliates	1	—	4	1
Income taxes on defined benefit plans	(1)	—	(4)	(2)
Defined benefit plans, net of income taxes	6	2	15	8
Foreign currency translation adjustments	(49)	168	237	133
Income taxes on foreign currency translation adjustments	(2)	(2)	(8)	—
Foreign currency translation adjustments, net of income taxes	(51)	166	229	133
Other Comprehensive Income (Loss), Net of Income Taxes	(45)	168	244	141
Comprehensive Income	122	537	1,845	2,291
Less: comprehensive income attributable to noncontrolling interests	34	23	104	41
Comprehensive Income Attributable to Phillips 66	$88	514	1,741	2,250
See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet	Phillips 66

	Millions of Dollars
	September 30 2025	December 31 2024
Assets
Cash and cash equivalents	$1,845	1,738
Accounts and notes receivable (net of allowance of $73 million in 2025 and $70 million in 2024)	9,162	9,544
Accounts and notes receivable—related parties	1,381	1,489
Inventories	6,419	3,995
Prepaid expenses and other current assets	1,616	1,144
Assets held for sale	1,594	—
Total Current Assets	22,017	17,910
Investments and long-term receivables	12,494	14,378
Net properties, plants and equipment	36,388	35,264
Goodwill	1,433	1,575
Intangibles	1,029	1,161
Other assets	2,755	2,294
Total Assets	$76,116	72,582

Liabilities
Accounts payable	$9,523	9,792
Accounts payable—related parties	701	512
Short-term debt	2,587	1,831
Accrued income and other taxes	1,432	1,060
Employee benefit obligations	581	732
Other accruals	1,703	1,160
Liabilities held for sale	1,419	—
Total Current Liabilities	17,946	15,087
Long-term debt	19,168	18,231
Asset retirement obligations and accrued environmental costs	1,047	1,129
Deferred income taxes	6,971	7,101
Employee benefit obligations	562	703
Other liabilities and deferred credits	2,345	1,868
Total Liabilities	48,039	44,119

Equity
Common stock (2,500,000,000 shares authorized at $0.01 par value) Issued (2025—659,131,505 shares; 2024—656,987,861 shares)
Par value	7	7
Capital in excess of par	19,911	19,788
Treasury stock (at cost: 2025—256,210,370 shares; 2024—248,594,923 shares)	(23,656)	(22,751)
Retained earnings	30,818	30,771
Accumulated other comprehensive loss	(163)	(407)
Total Stockholders’ Equity	26,917	27,408
Noncontrolling interests	1,160	1,055
Total Equity	28,077	28,463
Total Liabilities and Equity	$76,116	72,582
See Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows	Phillips 66

	Millions of Dollars
	Nine Months Ended September 30
	2025	2024
Cash Flows From Operating Activities
Net income	$1,601	2,150
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,433	1,544
Impairments	981	419
Accretion on discounted liabilities	34	27
Deferred income taxes	(167)	(87)
Undistributed equity earnings	140	(519)
Gain on early redemption of debt	—	(3)
Net gain on dispositions	(1,005)	(239)
Unrealized investment loss	10	2
Other	72	611
Working capital adjustments
Accounts and notes receivable	(42)	1,362
Inventories	(2,430)	(2,301)
Prepaid expenses and other current assets	(534)	(58)
Accounts payable	406	102
Taxes and other accruals	711	(17)
Net Cash Provided by Operating Activities	2,210	2,993

Cash Flows From Investing Activities
Capital expenditures and investments	(1,551)	(1,353)
Acquisitions, net of cash acquired	(2,210)	(567)
Purchases of government obligations	—	(1,100)
Return of investments in equity affiliates	58	122
Proceeds from asset dispositions	2,031	906
Advances/loans—related parties	(20)	—
Collection of advances/loans—related parties	22	3
Other	40	(129)
Net Cash Used in Investing Activities	(1,630)	(2,118)

Cash Flows From Financing Activities
Issuance of debt	5,949	5,137
Repayment of debt	(3,987)	(3,428)
Issuance of common stock	93	82
Repurchase of common stock	(933)	(2,804)
Dividends paid on common stock	(1,440)	(1,410)
Distributions to noncontrolling interests	(123)	(46)
Contributions from noncontrolling interests	124	—
Other	(94)	(112)
Net Cash Used in Financing Activities	(411)	(2,581)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	43	20

Net Change in Cash and Cash Equivalents, including cash classified within Assets held for sale	212	(1,686)
Cash and cash equivalents at beginning of period	1,738	3,323
Cash and Cash Equivalents at End of Period, including cash classified within Assets held for sale	$1,950	1,637

	Millions of Dollars
	Nine Months Ended September 30
	2025	2024
Reconciliation of Cash and Cash Equivalents at end of period
Cash and cash equivalents	$1,845	1,637
Cash and cash equivalents included in Assets held for sale	105	—
Cash and cash equivalents at end of period, including cash classified within Assets held for sale	$1,950	1,637
See Notes to Consolidated Financial Statements.

Consolidated Statement of Changes in Equity	Phillips 66

	Millions of Dollars
	Three Months Ended September 30
	Attributable to Phillips 66
	Common Stock
	Par Value	Capital in Excess of Par	Treasury Stock	Retained Earnings	Accum. Other Comprehensive Loss	Noncontrolling Interests	Total

June 30, 2025	$7	19,820	(23,390)	31,172	(118)	1,136	28,627
Net income	—	—	—	133	—	34	167
Other comprehensive loss	—	—	—	—	(45)	—	(45)
Dividends paid on common stock ($1.20 per share)	—	—	—	(484)	—	—	(484)
Repurchase of common stock	—	—	(266)	—	—	—	(266)
Distributions to noncontrolling interests	—	—	—	—	—	(28)	(28)
Contributions from noncontrolling interests	—	—	—	—	—	18	18
Benefit plan activity	—	91	—	(3)	—	—	88
September 30, 2025	$7	19,911	(23,656)	30,818	(163)	1,160	28,077

June 30, 2024	$7	19,717	(21,332)	31,372	(309)	1,052	30,507
Net income	—	—	—	346	—	23	369
Other comprehensive income	—	—	—	—	168	—	168
Dividends paid on common stock ($1.15 per share)	—	—	—	(477)	—	—	(477)
Repurchase of common stock	—	—	(808)	—	—	—	(808)
Distributions to noncontrolling interests	—	—	—	—	—	(13)	(13)
Benefit plan activity	—	42	—	(4)	—	—	38
September 30, 2024	$7	19,759	(22,140)	31,237	(141)	1,062	29,784

	Shares
	Three Months Ended September 30
	Common Stock Issued	Treasury Stock

June 30, 2025	658,261,193	254,136,928
Repurchase of common stock	—	2,073,442
Shares issued—share-based compensation	870,312	—
September 30, 2025	659,131,505	256,210,370

June 30, 2024	656,534,809	237,965,626
Repurchase of common stock	—	5,932,552
Shares issued—share-based compensation	352,596	—
September 30, 2024	656,887,405	243,898,178
See Notes to Consolidated Financial Statements.

	Millions of Dollars
	Nine Months Ended September 30
	Attributable to Phillips 66
	Common Stock
	Par Value	Capital in Excess of Par	Treasury Stock	Retained Earnings	Accum. Other Comprehensive Loss	Noncontrolling Interests	Total

December 31, 2024	$7	19,788	(22,751)	30,771	(407)	1,055	28,463
Net income	—	—	—	1,497	—	104	1,601
Other comprehensive income	—	—	—	—	244	—	244
Dividends paid on common stock ($3.55 per share)	—	—	—	(1,440)	—	—	(1,440)
Repurchase of common stock	—	—	(905)	—	—	—	(905)
Distributions to noncontrolling interests	—	—	—	—	—	(123)	(123)
Contributions from noncontrolling interests	—	—	—	—	—	124	124
Benefit plan activity	—	123	—	(10)	—	—	113
September 30, 2025	$7	19,911	(23,656)	30,818	(163)	1,160	28,077

December 31, 2023	$7	19,650	(19,342)	30,550	(282)	1,067	31,650
Net income	—	—	—	2,109	—	41	2,150
Other comprehensive income	—	—	—	—	141	—	141
Dividends paid on common stock ($3.35 per share)	—	—	—	(1,410)	—	—	(1,410)
Repurchase of common stock	—	—	(2,798)	—	—	—	(2,798)
Distributions to noncontrolling interests	—	—	—	—	—	(46)	(46)
Benefit plan activity	—	109	—	(12)	—	—	97
September 30, 2024	$7	19,759	(22,140)	31,237	(141)	1,062	29,784

	Shares
	Nine Months Ended September 30
	Common Stock Issued	Treasury Stock

December 31, 2024	656,987,861	248,594,923
Repurchase of common stock	—	7,615,447
Shares issued—share-based compensation	2,143,644	—
September 30, 2025	659,131,505	256,210,370

December 31, 2023	654,842,101	224,377,439
Repurchase of common stock	—	19,520,739
Shares issued—share-based compensation	2,045,304	—
September 30, 2024	656,887,405	243,898,178
See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements	Phillips 66

Note 1—Interim Financial Information

The unaudited interim financial information presented in the financial statements included in this report is prepared in accordance with generally accepted accounting principles in the United States (GAAP) and includes all known accruals and adjustments necessary, in the opinion of management, for a fair presentation of the consolidated financial position of Phillips 66 and its results of operations and cash flows for the periods presented. Unless otherwise specified, all such adjustments are of a normal and recurring nature. Certain notes and other information have been condensed or omitted from the interim financial statements included in this report. Therefore, these interim financial statements should be read in conjunction with the consolidated financial statements and notes included in our 2024 Annual Report on Form 10-K. The results of operations for the three and nine months ended September 30, 2025, are not necessarily indicative of the results expected for the full year.

Note 2—Restructuring

Los Angeles Refinery
In October 2024, we announced our intention to cease operations and begin idling the facilities at our Los Angeles Refinery in the fourth quarter of 2025. In the third quarter of 2025, we began the permitting processes for new uses at the Los Angeles Refinery. As a result of the decision to cease operations and begin idling the facilities, the following impacts were recorded in our Refining segment:

•We assessed the Los Angeles Refinery asset group for impairment and concluded that the carrying value of the asset group was recoverable. However, the estimated useful lives of the Los Angeles Refinery assets were shortened to reflect the plan to cease operations and begin idling the assets in the fourth quarter of 2025. As of September 30, 2025, the $512 million carrying value of the net properties, plants and equipment (PP&E) and intangible assets will be depreciated through the fourth quarter of 2025 to the estimated salvage value of $241 million. Total depreciation related to the Los Angeles Refinery assets for the three and nine months ended September 30, 2025, was $265 million and $800 million, respectively, including $241 million and $726 million of accelerated depreciation, respectively. We recorded accelerated depreciation of $25 million for the three and nine months ended September 30, 2024. This accelerated depreciation is included within the “Depreciation and amortization” line item on our consolidated statement of income for the three and nine months ended September 30, 2025 and 2024.

•Our asset retirement obligations (AROs) at the Los Angeles Refinery were $288 million as of September 30, 2025, primarily reflecting asbestos abatement and decommissioning of assets. The estimation of asset retirement obligations requires judgment and is subject to changes in the underlying assumptions. Depreciation of the related capitalized asset retirement costs also will be recorded through the fourth quarter of 2025, and the amount for the three and nine months ended September 30, 2025, is reflected in the depreciation discussed above.

•In the third quarter of 2025, we accrued $69 million in environmental expenses related to future groundwater mitigation plans at the Los Angeles Refinery. This charge is included within the “Operating expenses” line item on our consolidated statement of income for the three and nine months ended September 30, 2025.

•We recorded $41 million of severance costs, which are included within the “Operating expenses” line item on our consolidated statement of income for the three and nine months ended September 30, 2024.

Note 3—Business Combinations

Midstream Acquisitions

On April 1, 2025, we acquired all issued and outstanding equity interests in each of EPIC Y-Grade GP, LLC and EPIC Y-Grade, LP, together with their respective subsidiaries (collectively referred to herein as Coastal Bend), which own various long haul natural gas liquids (NGL) pipelines, fractionation facilities and distribution systems, for total consideration of $2.2 billion, net of cash acquired. For this acquisition, we provisionally recorded $2,216 million of PP&E; $4 million of other assets; $8 million of net working capital (excluding cash); and $33 million of other long-term liabilities. The fair values of the assets acquired and liabilities assumed are preliminary and subject to change until we finalize the accounting for this acquisition.

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

Marketing and Specialties Acquisition

On October 1, 2024, we acquired a marketing business on the U.S. West Coast for total consideration of $68 million. These operations were acquired to support the placement of renewable diesel produced by the Rodeo Renewable Energy Complex (Rodeo Complex). We finalized the valuation of the assets acquired and liabilities assumed during the three months ended September 30, 2025. For this acquisition, we recorded $20 million of amortizable intangible assets, primarily customer relationships; $62 million of PP&E, including finance lease right of use assets; $31 million of net working capital; and $45 million of finance lease liabilities.

Subsequent Refining Acquisition

On September 9, 2025, we entered into a definitive agreement to acquire the remaining 50% equity interest in WRB Refining LP (WRB) from subsidiaries of Cenovus Energy Inc. The transaction closed on October 1, 2025, for total cash consideration of $1.3 billion, subject to post-closing adjustments.

The transaction will be accounted for as a business combination and the assets acquired and liabilities assumed will be measured at fair value. We are currently in the process of finalizing the initial accounting for the transaction and provisional fair value measurements will be made in the fourth quarter of 2025. We may adjust the measurements in subsequent periods, up to one year from the acquisition date, as we identify additional information to complete the necessary analysis.

Note 4—Sales and Other Operating Revenues

Disaggregated Revenues
The following tables present our disaggregated sales and other operating revenues:

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
Product Line and Services
Refined petroleum products and renewable fuels	$25,515	25,629	71,975	79,439
Crude oil resales	4,239	5,780	11,492	17,263
Natural gas liquids and natural gas	4,085	3,478	12,667	10,395
Services and other*	676	641	2,134	2,371
Consolidated sales and other operating revenues	$34,515	35,528	98,268	109,468

Geographic Location**
United States	$26,964	27,976	77,145	86,817
United Kingdom	3,391	2,883	9,742	9,980
Germany	1,359	1,344	3,886	4,017
Other countries	2,801	3,325	7,495	8,654
Consolidated sales and other operating revenues	$34,515	35,528	98,268	109,468
* Includes derivatives-related activities. See Note 14—Derivatives and Financial Instruments, for additional information.
** Sales and other operating revenues are attributable to countries based on the location of the operations generating the revenues.

Contract-Related Assets and Liabilities
At September 30, 2025, and December 31, 2024, receivables from contracts with customers were $8,623 million and $8,615 million, respectively. Significant noncustomer balances, such as buy/sell receivables and excise tax receivables, were excluded from these amounts.

Our contract-related assets also include payments we make to our marketing customers related to incentive programs. An incentive payment is initially recognized as an asset and subsequently amortized as a reduction to revenue over the contract term, which generally ranges from 5 to 15 years. At September 30, 2025, and December 31, 2024, our asset balances related to such payments were $769 million and $643 million, respectively.

Our contract liabilities primarily represent advances from our customers prior to product or service delivery. At September 30, 2025, and December 31, 2024, contract liabilities were $215 million and $232 million, respectively.

Remaining Performance Obligations
Most of our contracts with customers are spot contracts or term contracts with only variable consideration. We do not disclose remaining performance obligations for these contracts as the expected duration is one year or less or because the variable consideration has been allocated entirely to an unsatisfied performance obligation. We also have certain contracts in our Midstream segment that include minimum volume commitments with fixed pricing. At September 30, 2025, the remaining performance obligations related to these minimum volume commitment contracts amounted to $894 million. This amount excludes variable consideration and estimates of variable rate escalation clauses in our contracts with customers and is expected to be recognized through 2036, with a weighted average remaining life of five years as of September 30, 2025.

Note 5—Credit Losses

We are exposed to credit losses primarily through our sales of refined petroleum products, renewable fuels, renewable feedstocks, crude oil, NGL and natural gas. We assess each counterparty’s ability to pay for the products we sell by conducting a credit review. The credit review considers our expected billing exposure and timing for payment and the counterparty’s established credit rating or our assessment of the counterparty’s creditworthiness based on our analysis of their financial statements when a credit rating is not available. We also consider contract terms and conditions, country and political risk and business strategy in our evaluation. A credit limit is established for each counterparty based on the outcome of this review. We may require collateralized asset support or a prepayment to mitigate credit risk.

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

At September 30, 2025, and December 31, 2024, we reported $10,543 million and $11,033 million of accounts and notes receivable, respectively, net of allowances of $73 million and $70 million, respectively. Based on an aging analysis at September 30, 2025, more than 95% of our accounts receivable were outstanding less than 60 days.

We are also exposed to credit losses from off-balance sheet exposures, such as guarantees of joint venture debt and accounts receivables sold under a securitization facility, as well as standby letters of credit. See Note 11—Debt, Note 12—Guarantees, and Note 13—Contingencies and Commitments, for more information on these off-balance sheet exposures.

Note 6—Inventories

Inventories consisted of the following:

	Millions of Dollars
	September 30 2025	December 31 2024

Crude oil and products	$5,947	3,547
Materials and supplies	472	448
	$6,419	3,995

Inventories valued on the last-in, first-out (LIFO) basis totaled $5,864 million and $3,443 million at September 30, 2025, and December 31, 2024, respectively. The estimated excess of current replacement cost over LIFO cost of inventories amounted to approximately $4.5 billion and $4.9 billion at September 30, 2025, and December 31, 2024, respectively.

Certain planned reductions in inventory that are not expected to be replaced by the end of the year cause liquidations of LIFO inventory values. LIFO liquidations did not have a material impact on net income for the three and nine months ended September 30, 2025 and 2024.

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

The draft EIS process resumed in August 2022, and in September 2023, the USACE published its draft EIS for public comment. The USACE identified five potential outcomes but did not indicate which one it preferred. The options comprise two “no action” alternatives where the USACE would deny an easement to Dakota Access and require it to shut down the pipeline and either remove the pipe from under Lake Oahe or allow the pipeline to be abandoned-in-place under the lake. The USACE also identified three “action” alternatives; two of them contemplate that the USACE would reissue the easement to Dakota Access under essentially the same terms as in 2017 with either the same or a larger volume of oil allowed through the pipeline, while the third alternative would require decommissioning of the current pipeline and construction of a new line 39 miles upstream from the current location.

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

In October 2024, the Tribe filed another lawsuit against the USACE in federal district court in Washington, D.C., again challenging USACE’s allowance of pipeline operations while the EIS process proceeds. In this lawsuit, the Tribe purports to introduce new evidence regarding the pipeline’s proximity to a reservoir and attempts to relitigate arguments about the need for injunctive relief to support its position that the Supreme Court should halt pipeline operations. A consortium of 13 states has joined Dakota Access as intervenors. The consortium argues that the pipeline reduces pollution compared to other modes of transportation and that Dakota Access is integral to the health of regional energy and agriculture markets. The Tribe’s prior request for a shutdown was denied in May 2021. This latest lawsuit seeking a shutdown does not change the current deadline for the issuance of the final EIS. Motions to dismiss the latest lawsuit were filed by USACE, Dakota Access and Intervenors and opposed by the Tribe. On March 19, 2025, the Tribe filed a notice in support of its latest lawsuit, indicating three additional facts for the district court to consider when making its ruling on the lawsuit. These facts relate to events regarding Energy Transfer LP’s conduct and third-party actions against it. Subsequently, the Court dismissed this lawsuit, finding that the Tribe’s lawsuit was premature and cannot be refiled until after a final EIS is issued.

Dakota Access and ETCO have guaranteed repayment of senior unsecured notes issued by a wholly owned subsidiary of Dakota Access. On April 1, 2024, Dakota Access’ wholly owned subsidiary repaid $1 billion aggregate principal amount of its outstanding senior notes upon maturity. We funded our 25% share of the repayment, or $250 million, with a capital contribution of $171 million in March 2024, and $79 million of distributions we elected not to receive from Dakota Access in the first quarter of 2024. At September 30, 2025, the aggregate principal amount outstanding of Dakota Access’ senior unsecured notes was $850 million.

In addition, Phillips 66 Partners LP (Phillips 66 Partners), a wholly owned subsidiary of Phillips 66, and its co-venturers in Dakota Access also provided a Contingent Equity Contribution Undertaking (CECU) in conjunction with the notes offering. Under the CECU, the co-venturers may be severally required to make proportionate equity contributions to Dakota Access if there is an unfavorable final judgment in the above-mentioned ongoing litigation. At September 30, 2025, our 25% share of the maximum potential equity contributions under the CECU was approximately $215 million. If the pipeline is required to cease operations, it may have a material adverse effect on our results of operations and cash flows. Should operations cease and Dakota Access and ETCO not have sufficient funds to pay its expenses, we also could be required to support our 25% share of the ongoing expenses, including scheduled interest payments on the notes of approximately $10 million annually, in addition to the potential obligations under the CECU at September 30, 2025.

At September 30, 2025, the aggregate book value of our investments in Dakota Access and ETCO was $848 million.

OnCue Holdings, LLC (OnCue)
We hold a 50% interest in OnCue, a joint venture that owns and operates retail convenience stores. We fully guarantee various debt agreements of OnCue, and our co-venturer does not participate in the guarantees. This entity is considered a variable interest entity (VIE) because our debt agreements resulted in OnCue not being exposed to all potential losses. We have determined that we are not the primary beneficiary because we do not have the power to direct the activities that most significantly impact economic performance. At September 30, 2025, our maximum exposure to loss was $258 million, which represented the book value of our investment in OnCue of $202 million and guaranteed debt obligations of $56 million.

WRB Refining LP Impairment
In the third quarter of 2025, we identified impairment indicators related to our equity investment in WRB, in our Refining segment, as a result of our definitive agreement to acquire the remaining 50% equity interest in WRB for a purchase price that was below the carrying value of our existing 50% equity interest in WRB. See Note 3—Business Combinations, for additional information regarding our acquisition of WRB. We performed an impairment analysis based on a market approach and concluded the decline in fair value to be other than temporary. As a result, we recorded a $948 million before-tax impairment to reduce the carrying value of our existing 50% equity interest in WRB to its fair value of $1.3 billion as of September 30, 2025. These impairment charges are included within the “Impairments” line item on our consolidated statement of income. See Note 15—Fair Value Measurements, for additional information on the determination of fair value used to record these impairments.

Investment Dispositions

On January 31, 2025, we sold our 49% ownership interest in Coop Mineraloel AG (Coop) and settled the foreign currency forward contracts entered into in connection with the asset sale. We received cash proceeds of $1.2 billion, consisting of a sales price of $1.15 billion and a final dividend relating to financial year 2024 of $92 million from Coop that was paid on January 30, 2025. We recognized a before-tax gain of $1 billion associated with the sale, which is included within the “Net gain on dispositions” line item on our consolidated statement of income for the nine months ended September 30, 2025, and is reported in our M&S segment. The final dividend of $92 million is included within the “Cash Flows from Operating Activities” section on our consolidated statement of cash flows.

On January 30, 2025, DCP Midstream, LP (DCP LP) sold its 25% ownership interest in Gulf Coast Express Pipeline LLC for cash proceeds of $853 million. We recognized a before-tax gain of $68 million, which is included within the “Net gain on dispositions” line item on our consolidated statement of income for the nine months ended September 30, 2025, and is reported in our Midstream segment.

Note 8—Properties, Plants and Equipment

Our investment in PP&E and the associated accumulated depreciation and amortization (Accum. D&A) balances were as follows:

	Millions of Dollars
	September 30, 2025			December 31, 2024
	Gross PP&E	Accum. D&A	Net PP&E	Gross PP&E	Accum. D&A	Net PP&E

Midstream	$29,279	5,530	23,749	26,187	4,820	21,367
Chemicals	—	—	—	—	—	—
Refining	22,881	13,283	9,598	22,274	11,991	10,283
Marketing and Specialties	990	529	461	2,091	1,267	824
Renewable Fuels	3,749	1,740	2,009	3,716	1,669	2,047
Corporate and Other	1,678	1,107	571	1,688	945	743
	$58,577	22,189	36,388	55,956	20,692	35,264

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

Note 9—Impairments

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024

Midstream	$—	28	—	312
Refining	951	—	955	105
Marketing & Specialties	—	1	1	1
Corporate and Other	—	—	25	1
Total impairments	$951	29	981	419

In the third quarter of 2025, we recorded a before-tax impairment of $948 million related to our equity investment in WRB, which is reported in our Refining segment. See Note 7—Investments, Loans and Long-Term Receivables for additional information.

For the three and nine months ended September 30, 2024, we recorded before-tax impairments totaling $29 million and $419 million, respectively. In the third quarter of 2024, we recorded a before-tax impairment of $28 million reported in our Midstream segment related to certain crude gathering assets in Texas. The nine-month period of 2024 also included $224 million of before-tax impairments recorded in our Midstream segment related to certain gathering and processing assets in Texas and $163 million related to certain crude oil processing and logistics assets in California, of which $104 million was reported in our Refining segment and $59 million was reported in our Midstream segment.

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

	Three Months Ended September 30				Nine Months Ended September 30
	2025		2024		2025		2024
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Amounts Attributed to Phillips 66 Common Stockholders (millions):
Net Income Attributable to Phillips 66	133	133	346	346	1,497	1,497	2,109	2,109
Income allocated to participating securities	(2)	(2)	(3)	(3)	(6)	(6)	(8)	(5)
Net income available to common stockholders	$131	131	343	343	1,491	1,491	2,101	2,104

Weighted-average common shares outstanding (thousands):	403,552	404,508	415,841	417,305	405,719	406,801	421,420	423,024
Effect of share-based compensation	956	1,041	1,464	1,498	1,082	1,084	1,604	2,531
Weighted-average common shares outstanding—EPS	404,508	405,549	417,305	418,803	406,801	407,885	423,024	425,555

Earnings Per Share of Common Stock (dollars)	$0.32	0.32	0.82	0.82	3.67	3.66	4.97	4.94

Note 11—Debt

Senior Notes and Term Loan Issuances and Repayments

Issuances

On September 11, 2024, Phillips 66 Company, a wholly owned subsidiary of Phillips 66, issued $1.8 billion aggregate principal amount of senior unsecured notes that are fully and unconditionally guaranteed by Phillips 66. The senior unsecured notes issuance consisted of:

•$600 million aggregate principal amount of 5.250% Senior Notes due 2031 (Additional 2031 Notes).
•$600 million aggregate principal amount of 4.950% Senior Notes due 2035 (2035 Notes).
•$600 million aggregate principal amount of 5.500% Senior Notes due 2055 (2055 Notes).

Interest on the Additional 2031 Notes is payable semi-annually on June 15 and December 15 of each year and commenced on December 15, 2024. Interest on the 2035 Notes and 2055 Notes is payable semi-annually on March 15 and September 15 of each year and commenced on March 15, 2025.

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

Repayments
On June 27, 2025, DCP LP early redeemed the outstanding $525 million of its 5.375% Senior Notes due July 2025, with an aggregate principal amount of $825 million.

On February 18, 2025, upon maturity, Phillips 66 Partners repaid its 3.605% Senior Notes due February 2025, with an aggregate principal amount of $59 million.

On March 29, 2024, DCP LP early redeemed $300 million of its 5.375% Senior Notes due July 2025, at par with an aggregate principal amount of $825 million.

On March 4, 2024, Phillips 66 Company repaid $700 million of the $1.25 billion borrowed under its delayed draw term loan that matures in June 2026.

On February 15, 2024, upon maturity, Phillips 66 repaid its 0.900% Senior Notes due February 2024, with an aggregate principal amount of $800 million.

Discharge of Senior Notes

On September 20, 2024, we extinguished (i) the remaining $441 million outstanding principal amount of Phillips 66 Company’s 3.605% Senior Notes due February 2025 (2025 P66 Co Notes), and (ii) the remaining $650 million outstanding principal amount of Phillips 66’s 3.850% Senior Notes due April 2025 (the 2025 PSX Notes, and together with the 2025 P66 Co Notes, the Discharged Notes), whereby we irrevocably transferred a total of $1,100 million in government obligations to the trustee of the 2025 P66 Co Notes and the 2025 PSX Notes. The cash paid to purchase the government obligations is included within investing cash flows on our consolidated statement of cash flows. These government obligations yielded sufficient principal and interest over their remaining term to permit the trustee to satisfy the remaining principal and interest due on the Discharged Notes on the applicable maturity dates. On September 20,

2024, Phillips 66 and Phillips 66 Company ceased to be the primary obligors under the Discharged Notes. The transfer of the government obligations to the trustee was accounted for as a transfer of financial assets. If the trustee was unable to apply the government obligations to fund the remaining principal and interest payments on the Discharged Notes, then the Company’s obligations under the Indenture with respect to the Discharged Notes would have been revived and reinstated. We deemed the likelihood of such event to be remote with no impact to the legal isolation of the assets. Accordingly, the Discharged Notes and the government obligations were derecognized on our balance sheet at December 31, 2024. For the three and nine months ended September 30, 2024, we recognized an immaterial gain on the extinguishment of this debt.

Junior Subordinated Notes Issuances

On September 18, 2025, Phillips 66 Company, a wholly owned subsidiary of Phillips 66, issued $2 billion aggregate principal amount of junior subordinated notes that are fully and unconditionally guaranteed by Phillips 66. The junior subordinated notes issuance consisted of:

•$1 billion aggregate principal amount of 5.875% Series A Junior Subordinated Notes due 2056 (Series A 2056 Notes).
•$1 billion aggregate principal amount of 6.200% Series B Junior Subordinated Notes due 2056 (Series B 2056 Notes).

Interest on the Series A 2056 Notes and Series B 2056 Notes is payable semi-annually in arrears on March 15 and September 15 of each year, commencing on March 15, 2026. The Series A 2056 Notes will bear interest at 5.875% per year until March 15, 2031. The interest rate will reset every five years beginning on March 15, 2031, to equal the then-current five-year U.S. Treasury rate plus a spread of 2.283%, provided that the interest rate will not reset below 5.875%. The Series B 2056 Notes will bear interest at 6.200% per year until March 15, 2036. The interest rate will reset every five years beginning on March 15, 2036, to equal the then-current five-year U.S. Treasury rate plus a spread of 2.166%, provided that the interest rate will not reset below 6.200%. We may defer interest payments on the Series A 2056 Notes and Series B 2056 Notes on one or more occasions for up to 10 consecutive years per deferral period. If interest payments on the Series A 2056 Notes or Series B 2056 Notes are deferred, we may not, subject to certain limited exceptions, declare or pay any dividends or distributions, or redeem, purchase, acquire, or make a liquidation payment on any of our capital stock during the deferral period. Also, during the deferral period, we may not (i) pay any principal of, or interest or premium, if any, on or repay, repurchase or redeem any debt securities of Phillips 66 or Phillips 66 Company that rank equally with, or junior to, the Series A 2056 Notes and Series B 2056 Notes, respectively, in right of payment or (ii) make any payments with respect to any guarantee by Phillips 66 or Phillips 66 Company of indebtedness if the guarantee ranks equally with or junior to the Series A 2056 Notes or Series B 2056 Notes, respectively, in right of payment.

Accounts Receivable Securitization

On September 30, 2024, Phillips 66 Company entered into a 364-day, $500 million accounts receivable securitization facility (the Receivables Securitization Facility). Under the Receivables Securitization Facility, Phillips 66 Company sells or contributes on an ongoing basis, certain of its receivables, together with related security and interests in the proceeds thereof, to its wholly owned subsidiary, Phillips 66 Receivables LLC (P66 Receivables), a consolidated and bankruptcy-remote special purpose entity created for the sole purpose of transacting under the Receivables Securitization Facility. On April 1, 2025, Phillips 66 Company amended the Receivables Securitization Facility to, among other things, increase the maximum size of the Receivables Securitization Facility from $500 million to $1 billion. On September 29, 2025, Phillips 66 Company amended the Receivables Securitization Facility to, among other things, increase the maximum size of the Receivables Securitization Facility from $1 billion to $1.25 billion and extend the term of the facility through September 28, 2026. Under the amended Receivables Securitization Facility, P66 Receivables may borrow and incur indebtedness from, and/or sell certain accounts receivable in an amount not to exceed $1.25 billion in the aggregate, and will secure its obligations with a pledge of undivided interests in such accounts receivable, together with related security and interests in the proceeds thereof, to PNC Bank, National Association, as Administrative Agent, for the benefit of the secured parties thereunder. Accounts outstanding under the Receivables Securitization Facility accrue interest at an adjusted term Secured Overnight Financing Rate (SOFR) plus the applicable margin. In all instances, Phillips 66 Company retains the servicing of the accounts receivable transferred.

Sales of accounts receivable under the Receivables Securitization Facility meet the sale criteria under ASC 860, Transfers and Servicing and are derecognized from the consolidated balance sheet. P66 Receivables guarantees payment, in full, for accounts receivable sold to the purchasers. For the three months ended September 30, 2025, we sold $160 million of accounts receivable for cash proceeds under the Receivables Securitization Facility. For the nine months ended September 30, 2025, we sold $593 million in accounts receivable in exchange for cash proceeds of $290 million, and a $303 million reduction in our borrowings under the Receivables Securitization Facility was recognized as a non-cash financing transaction. We recognized immaterial charges associated with the transfer of financial assets, which are included as a component within the line item “Selling, general and administrative expense” on our consolidated statement of income during the three and nine months ended September 30, 2025.

At September 30, 2025, we had utilized $160 million of the $1.25 billion capacity on our Receivable Securitization Facility from sold accounts receivable not yet remitted to the Administrative Agent. We had no outstanding borrowings under the Receivable Securitization Facility at September 30, 2025. At December 31, 2024, we had utilized the full $500 million capacity of our Receivables Securitization Facility from $125 million of sold accounts receivable not yet remitted to the Administrative Agent and $375 million of outstanding borrowings. The outstanding borrowings at December 31, 2024, were secured by approximately $4.6 billion of accounts receivable held by P66 Receivables at December 31, 2024, which are included within the “Accounts and notes receivable” line item on our consolidated balance sheet.

Credit Facilities and Commercial Paper

Phillips 66 and Phillips 66 Company

On January 13, 2025, we entered into a $200 million uncommitted credit facility (the 2025 Uncommitted Facility) with Phillips 66 Company as the borrower and Phillips 66 as the guarantor. The 2025 Uncommitted Facility contains covenants and events of default customary for unsecured uncommitted facilities. The 2025 Uncommitted Facility has no commitment fees or compensating balance requirements. Outstanding borrowings under the 2025 Uncommitted Facility bear interest at a rate of either (a) the adjusted term SOFR plus the applicable margin, (b) the adjusted daily simple SOFR plus the applicable margin or (c) the base rate, in each case plus the applicable margin. Each borrowing matures six months from the date of such borrowing. We may at any time prepay outstanding borrowings, in whole or in part, without premium or penalty. At September 30, 2025, $200 million of borrowings were outstanding under the 2025 Uncommitted Facility.

On June 25, 2024, we entered into a $400 million uncommitted credit facility (the 2024 Uncommitted Facility) with Phillips 66 Company as the borrower and Phillips 66 as the guarantor. The 2024 Uncommitted Facility contains covenants and events of default customary for unsecured uncommitted facilities. The 2024 Uncommitted Facility has no commitment fees or compensating balance requirements. Outstanding borrowings under the 2024 Uncommitted Facility bear interest at a rate of either (a) the adjusted term SOFR, (b) the adjusted daily simple SOFR or (c) the reference rate, in each case plus the applicable margin. Each borrowing matures six months from the date of such borrowing. We may at any time prepay outstanding borrowings, in whole or in part, without premium or penalty. At September 30, 2025, and December 31, 2024, $400 million of borrowings were outstanding under the 2024 Uncommitted Facility.

On February 28, 2024, we entered into a new $5 billion revolving credit agreement (the Facility) with Phillips 66 Company as the borrower and Phillips 66 as the guarantor and a scheduled maturity date of February 28, 2029. The Facility replaced our previous $5 billion revolving credit facility dated as of June 23, 2022, with Phillips 66 Company as the borrower and Phillips 66 as the guarantor, and the previous revolving credit facility was terminated. The Facility contains customary covenants similar to the previous revolving credit facility, including a maximum consolidated net debt-to-capitalization ratio of 65% as of the last day of each fiscal quarter. The Facility has customary events of default, such as nonpayment of principal when due; nonpayment of interest, fees or other amounts after grace periods; and violation of covenants. We may at any time prepay outstanding borrowings under the Facility, in whole or in part, without premium or penalty. We have the option to increase the overall capacity to $6 billion, subject to certain conditions. We also have the option to extend the scheduled maturity of the Facility for up to two additional one-year terms, subject to, among other things, the consent of the lenders holding the majority of the commitments and of each lender extending its commitment. Outstanding borrowings under the Facility bear interest at either: (a) the adjusted term SOFR (as described in the Facility) in effect from time to time plus the applicable margin; or (b) the reference rate (as described in the Facility) plus the applicable margin. The pricing levels for the commitment fee and interest-rate margins are determined based on the ratings in effect for our senior unsecured long-term debt from time to time. At September 30, 2025, and December 31, 2024, no amount had been drawn under the Facility.

Phillips 66 also has a $5 billion uncommitted commercial paper program for short-term working capital needs that is supported by the Facility. Commercial paper maturities are contractually limited to less than one year. At September 30, 2025, we had $897 million borrowings outstanding under this program, while at December 31, 2024, $435 million of commercial paper had been issued under this program.

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

Note 12—Guarantees

At September 30, 2025, we were liable for certain contingent obligations under various contractual arrangements as described below. We recognize a liability for the fair value of our obligation as a guarantor for newly issued or modified guarantees. Unless the carrying amount of the liability is noted below, we have not recognized a liability either because the guarantees were issued prior to December 31, 2002, or because the fair value of the obligation is immaterial. In addition, unless otherwise stated, we are not currently performing with any significance under the guarantees and expect future performance to be either immaterial or have only a remote chance of occurrence.

Lease Residual Value Guarantees
Under the operating lease agreement on our headquarters facility in Houston, Texas, we had the option at the end of the existing lease term to request to renew the lease, purchase the facility or assist the lessor in marketing it for resale. In September 2025, we amended and extended the lease term to September 2030. Under the new operating lease agreement, we have a residual value guarantee with a maximum potential future exposure of $404 million at September 30, 2025. We also have residual value guarantees associated with railcar, airplane and truck leases with maximum potential future exposures totaling $174 million. These leases have remaining terms of one to ten years.

Guarantees of Joint Venture Obligations
In March 2019, Phillips 66 Partners and its co-venturers in Dakota Access provided a CECU in conjunction with a senior unsecured notes offering. See Note 7—Investments, Loans and Long-Term Receivables, for additional information regarding Dakota Access and the CECU.

At September 30, 2025, we also had other guarantees outstanding primarily for our portion of certain joint venture debt, which have remaining terms of up to four years. The maximum potential future exposures under these guarantees were approximately $281 million. Payment would be required if a joint venture defaults on its obligations.

Indemnifications
Over the years, we have entered into various agreements to sell ownership interests in certain corporations, joint ventures and assets that gave rise to indemnifications. Agreements associated with these sales include indemnifications for taxes, litigation, environmental liabilities, permits and licenses, employee claims and real estate tenant defaults. The provisions of these indemnifications vary greatly. The majority of these indemnifications are related to environmental issues, which generally have indefinite terms and potentially unlimited exposure. At September 30, 2025, and December 31, 2024, the carrying amount of recorded indemnifications was $121 million and $125 million, respectively.

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

At September 30, 2025, and December 31, 2024, environmental accruals for known contamination of $98 million and $100 million, respectively, were included in the carrying amount of the recorded indemnifications noted above. These environmental accruals were primarily included within the “Asset retirement obligations and accrued environmental costs” line item on our consolidated balance sheet. For additional information about environmental liabilities, see Note 13—Contingencies and Commitments.

Additionally, P66 Receivables has guaranteed all borrowings and receivables sold under our Receivables Securitization Facility. At September 30, 2025, $143 million of the sold accounts receivable remained uncollected, which represents our maximum potential future exposure under the guarantee associated with the Receivables Securitization Facility. See Note 11—Debt, for information regarding our Receivables Securitization Facility.

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

Other than with respect to the legal matters described herein, based on currently available information, we believe it is remote that future costs related to known contingent liability exposures will exceed current accruals by an amount that would have a material adverse impact on our consolidated financial statements. As we learn new facts concerning contingencies, we reassess our position both with respect to accrued liabilities and other potential exposures. Estimates particularly sensitive to future changes include contingent liabilities recorded for environmental remediation, tax and legal matters. Estimated future environmental remediation costs are subject to change due to such factors as the uncertain magnitude of cleanup costs, the unknown time and extent of such remedial actions that may be required and the determination of our liability in proportion to that of other potentially responsible parties. Estimated future costs related to tax and legal matters are subject to change as events evolve and as additional information becomes available during the administrative and litigation processes.

Environmental
We are subject to international, federal, state and local environmental laws and regulations. When we prepare our consolidated financial statements, we record accruals for environmental liabilities based on management’s best estimates, using information available at the time. We measure estimates and base contingent liabilities on currently available facts, existing technology and presently enacted laws and regulations, taking into account stakeholder and business considerations. When measuring contingent environmental liabilities, we also consider our prior experience in remediation of contaminated sites, other companies’ cleanup experience and data released by the Environmental Protection Agency (EPA) or other organizations. We consider unasserted claims in our determination of environmental liabilities, and we accrue them in the period they are both probable and reasonably estimable.

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

We are currently participating in environmental assessments and cleanups at numerous federal Superfund and comparable state sites. After an assessment of environmental exposures for cleanup and other costs, we make accruals on an undiscounted basis (except those pertaining to sites acquired in a business combination, which we record on a discounted basis) for planned investigation and remediation activities for sites where it is probable future costs will be incurred and these costs can be reasonably estimated. At September 30, 2025, our total environmental accruals were $521 million, compared with $439 million at December 31, 2024. We expect to incur a substantial amount of these expenditures within the next 30 years. We have not reduced these accruals for possible insurance recoveries. In the future, we may be involved in additional environmental assessments, cleanups and proceedings.

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

Propel Fuels Litigation
In late 2017, as part of Phillips 66 Company’s evaluation of various opportunities in the renewable fuels business, Phillips 66 Company engaged with Propel Fuels, Inc. (Propel Fuels), a California company that distributes E85 and other alternative fuels through fueling kiosks. Ultimately, the parties were not able to reach an agreement, and negotiations were terminated in August 2018. On February 17, 2022, Propel Fuels filed a lawsuit in the Superior Court of California, County of Alameda (the Propel Court), alleging that Phillips 66 Company misappropriated trade secrets related to Propel Fuels’ renewable fuels business during and after due diligence. On October 16, 2024, a jury returned a verdict against Phillips 66 Company for $604.9 million in compensatory damages and issued a willfulness finding. Based on the willfulness finding, Propel Fuels asked the Propel Court to award $1.2 billion in exemplary damages, and Phillips 66 Company filed a brief in opposition to that request. A hearing on exemplary damages was held on March 4, 2025. On August 5, 2025, the Propel Court entered a final judgment against Phillips 66 Company in the amount of $833 million. The judgment includes the $604.9 million jury verdict, $195 million of exemplary damages, and $33.3 million of pre-judgment interest at 7%. Post-judgment interest of 10% is accruing from the date of the final judgment. On August 25, 2025, Phillips 66 Company filed three post-trial motions requesting that the Propel Court render judgment in favor of Phillips 66 Company, grant a new trial, and/or reduce the damages award. On October 20, 2025, the Propel Court denied Phillips 66 Company’s motions. On October 24, 2025, Propel Fuels filed additional motions with the Propel Court seeking attorney’s fees and costs. Phillips 66 will file its opposition and once the record on this issue is complete, the Propel Court will rule on these motions. Phillips 66 Company denies any wrongdoing and intends to vigorously defend its position. As a result of the August 2025 final judgment and the October 2024 jury verdict, our recorded accruals totaled $846 million and $604.9 million which are included within the “Selling, general and administrative expenses” line on our consolidated statement of income for the periods ending September 30, 2025 and 2024, respectively, and are reported in the M&S segment. The accrued amounts are reflected as “Other liabilities and deferred credits” on our consolidated balance sheet as of September 30, 2025, and December 31, 2024, respectively. However, it is reasonably possible that the estimate of the loss could change based on the progression of the case, including the appeals process. If information were to become available that would allow us to reasonably estimate a range of potential exposure in an amount higher or lower than the amount already accrued, we would adjust our accrued liabilities accordingly. While Phillips 66 Company believes the jury verdict is not legally or factually supported and intends to pursue post-judgment remedies and file an appeal, there can be no assurances that such defense efforts will be successful. Until the final resolution of this matter, we may be exposed to losses in excess of the amount recorded, and such amounts may have a material adverse effect on our financial position.

Other Contingencies
We have contingent liabilities resulting from throughput agreements with pipeline and processing companies not associated with financing arrangements. Under these agreements, we may be required to provide any such company with additional funds through advances and penalties for fees related to throughput capacity not utilized.

At September 30, 2025, we had performance obligations secured by letters of credit and bank guarantees of $894 million related to various purchase and other commitments incident to the ordinary conduct of business.

Note 14—Derivatives and Financial Instruments

Derivative Instruments
We use financial and commodity-based derivative contracts to manage exposures to fluctuations in commodity prices, interest rates and foreign currency exchange rates, or to capture market opportunities. Because we do not apply hedge accounting for commodity derivative contracts, all realized and unrealized gains and losses from commodity derivative contracts are recognized in our consolidated statement of income. Gains and losses from derivative contracts held for trading not directly related to our physical business are reported net within the “Other income” line item on our consolidated statement of income. Realized and unrealized gains and losses on foreign currency derivatives entered into in connection with our investment dispositions are reported within the “Net gain on dispositions” line item on our consolidated statement of income. Cash flows from all of our commodity derivative activity for the periods presented appear within the “Cash Flows from Operating Activities” section on our consolidated statement of cash flows.

Purchase and sales contracts with firm minimum notional volumes for commodities that are readily convertible to cash are recorded on our consolidated balance sheet as derivatives unless the contracts are eligible for, and we elect, the normal purchases and normal sales exception, whereby the contracts are recorded on an accrual basis. We generally apply the normal purchases and normal sales exception to eligible crude oil, refined petroleum product, NGL, natural gas, renewable feedstocks and power commodity contracts to purchase or sell quantities we expect to use or sell in the normal course of business. All other derivative instruments are recorded at fair value on our consolidated balance sheet. For further information on the fair value of derivatives, see Note 15—Fair Value Measurements.

Commodity Derivative Contracts
We sell into or receive supply from the worldwide crude oil, refined petroleum product, NGL, natural gas, renewable feedstocks and renewable fuels and electric power markets, exposing our revenues, purchases, cost of operating activities and cash flows to fluctuations in the prices for these commodities. Generally, our policy is to remain exposed to the market prices of commodities; however, we use futures, forwards, swaps and options in various markets to balance physical systems, meet customer needs, manage price exposures on specific transactions and do a limited amount of trading not directly related to our physical business, all of which may reduce our exposure to fluctuations in market prices. We also use the market knowledge gained from these activities to capture market opportunities such as moving physical commodities to more profitable locations, storing commodities to capture seasonal or time premiums and blending commodities to capture quality upgrades.

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

	Millions of Dollars
	September 30, 2025				December 31, 2024
	Commodity Derivatives		Effect of Collateral Netting	Net Carrying Value Presented on the Balance Sheet	Commodity Derivatives		Effect of Collateral Netting	Net Carrying Value Presented on the Balance Sheet
	Assets	Liabilities			Assets	Liabilities

Assets
Prepaid expenses and other current assets	$2,498	(2,261)	(1)	236	1,021	(922)	—	99
Other assets	12	(7)	—	5	—	—	—	—
Liabilities
Other accruals	32	(101)	28	(41)	1,136	(1,226)	46	(44)
Other liabilities and deferred credits	76	(79)	3	—	60	(71)	16	5
Total	$2,618	(2,448)	30	200	2,217	(2,219)	62	60

At September 30, 2025, and December 31, 2024, there was no material cash collateral received or paid that was not offset on our consolidated balance sheet.

The realized and unrealized gains (losses) incurred from commodity derivatives, and the line items where they appear on our consolidated statement of income, were:

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024

Sales and other operating revenues	$10	237	94	64
Other income	13	28	81	96
Purchased crude oil and products	42	234	(80)	16
Net gain from commodity derivative activity	$65	499	95	176

The following table summarizes our material net exposures resulting from outstanding commodity derivative contracts. These financial and physical derivative contracts are primarily used to manage price exposure on our underlying operations. The underlying exposures may be from nonderivative positions such as inventory volumes. Financial derivative contracts may also offset physical derivative contracts, such as forward purchase and sales contracts. The percentage of our derivative contract volumes expiring within the next 12 months was more than 90% at September 30, 2025, and December 31, 2024.

	Open Position Long / (Short)
	September 30 2025	December 31 2024
Commodity
Crude oil, refined petroleum products, NGL and renewable feedstocks (millions of barrels)	(54)	(22)
Natural gas (billions of cubic feet)	(16)	(14)

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

The aggregate fair values of all derivative instruments with such credit-risk-related contingent features that were in a liability position were immaterial at September 30, 2025, and December 31, 2024.

Note 15—Fair Value Measurements

Recurring Fair Value Measurements
We carry certain assets and liabilities at fair value, which we measure at the reporting date using the price that would be received to sell an asset or paid to transfer a liability (i.e., an exit price) and disclose the quality of these fair values based on the valuation inputs used in these measurements under the following hierarchy:

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
•Derivative instruments—The fair value of our exchange-traded contracts is based on quoted market prices obtained from the New York Mercantile Exchange, the Intercontinental Exchange or other exchanges and is reported as Level 1 in the fair value hierarchy. When exchange-cleared contracts lack sufficient liquidity, or are valued using either adjusted exchange-provided prices or nonexchange quotes, we classify those contracts as Level 2 or Level 3 based on the degree to which inputs are observable.
Physical commodity forward purchase and sales contracts and over-the-counter (OTC) financial swaps are generally valued using forward quotes provided by brokers and price index developers, such as Platts and Oil Price Information Service. We corroborate these quotes with market data and classify the resulting fair values as Level 2. When forward market prices are not available, we estimate fair value using the forward price of a similar commodity, adjusted for the difference in quality or location. In certain less liquid markets or for longer-term contracts, forward prices are not as readily available. In these circumstances, physical commodity purchase and sales contracts and OTC swaps are valued using internally developed methodologies that consider historical relationships among various commodities that result in management’s best estimate of fair value. We classify these contracts as Level 3. Physical and OTC commodity options are valued using industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors and contractual prices for the underlying instruments, as well as other relevant economic measures. The degree to which these inputs are observable in the forward markets determines whether the options are classified as Level 2 or Level 3. We use a midmarket pricing convention (the midpoint between bid and ask prices). When appropriate, valuations are adjusted to reflect credit considerations, generally based on available market evidence.
When applicable, we determine the fair value of interest rate swaps based on observable market valuations for interest rate swaps that have notional amounts, terms and pay and reset frequencies similar to ours.
When applicable, we determine the fair value of foreign currency derivatives based on observable market data. Management’s best estimate of transaction dates may be used if relevant to the instrument valuation. The degree to which these inputs are observable in the forward markets determines whether the instruments are classified as Level 2 or Level 3.

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

The carrying values and fair values by hierarchy of our financial assets and liabilities, either carried or disclosed at fair value, including any effects of counterparty and collateral netting, were:

	Millions of Dollars
	September 30, 2025
	Fair Value Hierarchy			Total Fair Value of Gross Assets & Liabilities	Effect of Counterparty Netting	Effect of Collateral Netting	Difference in Carrying Value and Fair Value	Net Carrying Value Presented on the Balance Sheet
	Level 1	Level 2	Level 3
Commodity Derivative Assets
Exchange-cleared instruments	$2,527	—	—	2,527	(2,367)	(1)	—	159
Physical forward contracts	—	89	2	91	(9)	—	—	82
Rabbi trust assets	146	—	—	146	N/A	N/A	—	146
Investment in NOVONIX	27	—	—	27	N/A	N/A	—	27
	$2,700	89	2	2,791	(2,376)	(1)	—	414

Commodity Derivative Liabilities
Exchange-cleared instruments	$2,398	—	—	2,398	(2,367)	(31)	—	—
Physical forward contracts	—	50	—	50	(9)	—	—	41
Foreign currency derivative	—	74	—	74	—	—	—	74
Floating-rate debt	—	2,047	—	2,047	N/A	N/A	—	2,047
Fixed-rate debt, excluding finance leases and software obligations	—	18,789	—	18,789	N/A	N/A	551	19,340
	$2,398	20,960	—	23,358	(2,376)	(31)	551	21,502

	Millions of Dollars
	December 31, 2024
	Fair Value Hierarchy			Total Fair Value of Gross Assets & Liabilities	Effect of Counterparty Netting	Effect of Collateral Netting	Difference in Carrying Value and Fair Value	Net Carrying Value Presented on the Balance Sheet
	Level 1	Level 2	Level 3
Commodity Derivative Assets
Exchange-cleared instruments	$2,137	—	—	2,137	(2,111)	—	—	26
OTC instruments	—	7	—	7	—	—	—	7
Physical forward contracts	—	70	3	73	(7)	—	—	66
Rabbi trust assets	153	—	—	153	N/A	N/A	—	153
Investment in NOVONIX	36	—	—	36	N/A	N/A	—	36
Foreign currency derivative	—	67	—	67	N/A	N/A	—	67
	$2,326	144	3	2,473	(2,118)	—	—	355

Commodity Derivative Liabilities
Exchange-cleared instruments	$2,173	—	—	2,173	(2,111)	(62)	—	—
Physical forward contracts	—	45	1	46	(7)	—	—	39
Floating-rate debt	—	1,760	—	1,760	N/A	N/A	—	1,760
Fixed-rate debt, excluding finance leases and software obligations	—	16,913	—	16,913	N/A	N/A	1,020	17,933
	$2,173	18,718	1	20,892	(2,118)	(62)	1,020	19,732

The rabbi trust assets and investment in NOVONIX are recorded within the “Investments and long-term receivables” line item, and floating-rate and fixed-rate debt are recorded within the “Short-term debt” and “Long-term debt” line items on our consolidated balance sheet. Foreign currency derivatives are recorded within the “Other accruals” line item on our consolidated balance sheet at September 30, 2025, and within the “Prepaid expenses and other current assets” line item at December 31, 2024. See Note 14—Derivatives and Financial Instruments, for information regarding where the assets and liabilities related to our commodity derivatives are recorded on our consolidated balance sheet.

Nonrecurring Fair Value Measurements

Coastal Bend Acquisition
On April 1, 2025, we acquired and began consolidating the financial results of Coastal Bend and, accordingly, accounted for the business combination using the acquisition method of accounting, which requires Coastal Bend’s assets and liabilities to be recorded at fair value as of the acquisition date on our consolidated balance sheet.

The preliminary fair value of PP&E was $2,216 million. The preliminary fair value of these assets was determined primarily using the cost approach. The cost approach used assumptions for the current replacement cost of similar plant and equipment assets adjusted for estimated physical deterioration, functional obsolescence and economic obsolescence. This valuation resulted in Level 3 nonrecurring fair value measurements. See Note 3—Business Combinations, for additional information on the transaction.

Equity Investments and PP&E Impairments
In the third quarter of 2025, we remeasured the carrying value of our equity investment in WRB to fair value. Fair value was determined using a market approach. The valuation resulted in a Level 3 nonrecurring fair value measurement. See Note 7—Investments, Loans and Long-Term Receivables, and Note 9—Impairments, for additional information regarding the impairment of our investment in WRB.

In the second and third quarters of 2024, we remeasured the carrying value of the net PP&E and equity investment in certain crude gathering, and gathering and processing asset groups in Texas to fair value. In the first quarter of 2024, we remeasured the carrying value of the net PP&E of certain crude oil and processing and logistics assets in California to fair value. For all assessments, fair value was determined using a market approach. These valuations resulted in Level 3 nonrecurring fair value measurements. See Note 9—Impairments, for additional information regarding before-tax impairments recorded in 2024.

Note 16—Pension and Postretirement Plans

The components of net periodic benefit cost for the three and nine months ended September 30, 2025 and 2024, were as follows:

	Millions of Dollars
	Pension Benefits				Other Benefits
	2025		2024		2025	2024
	U.S.	Int’l.	U.S.	Int’l.
Components of Net Periodic Benefit Cost
Three Months Ended September 30
Service cost	$31	3	29	3	1	1
Interest cost	32	8	29	8	1	2
Expected return on plan assets	(38)	(11)	(38)	(11)	—	—
Amortization of net actuarial loss (gain)	4	—	3	—	(1)	(2)
Settlements	4	—	—	—	—	—
Net periodic benefit cost*	$33	—	23	—	1	1

Nine Months Ended September 30
Service cost	$92	9	87	10	2	2
Interest cost	96	26	86	24	5	6
Expected return on plan assets	(114)	(34)	(115)	(33)	—	—
Amortization of net actuarial loss (gain)	12	(1)	9	—	(4)	(4)
Settlements	8	—	4	—	—	—
Net periodic benefit cost*	$94	—	71	1	3	4
* Included within the “Operating expenses” and “Selling, general and administrative expenses” line items on our consolidated statement of income.

During the nine months ended September 30, 2025, we contributed $157 million to our U.S. pension and other postretirement benefit plans and $4 million to our international pension plans. We currently expect to make additional contributions of approximately $8 million to our U.S. pension and other postretirement benefit plans and approximately $2 million to our international pension plans during the remainder of 2025. Cash contributions are included within the “Other” line item of the “Cash Flows From Operating Activities” section of our consolidated statement of cash flows.

Note 17—Accumulated Other Comprehensive Loss

Changes in the balances of each component of accumulated other comprehensive loss were as follows:

	Millions of Dollars
	Defined Benefit Plans	Foreign Currency Translation	Hedging	Accumulated Other Comprehensive Loss

December 31, 2024	$(140)	(262)	(5)	(407)
Other comprehensive income before reclassifications	3	241	—	244
Amounts reclassified from accumulated other comprehensive loss
Defined benefit plans*
Amortization of net actuarial loss and settlements	12	—	—	12
Foreign currency translation**	—	(12)	—	(12)
Hedging	—	—	—	—
Net current period other comprehensive income	15	229	—	244
September 30, 2025	$(125)	(33)	(5)	(163)

December 31, 2023	$(120)	(157)	(5)	(282)
Other comprehensive income before reclassifications	1	133	—	134
Amounts reclassified from accumulated other comprehensive loss
Defined benefit plans*
Amortization of net actuarial loss and settlements	7	—	—	7
Foreign currency translation	—	—	—	—
Hedging	—	—	—	—
Net current period other comprehensive income	8	133	—	141
September 30, 2024	$(112)	(24)	(5)	(141)
* Included within the computation of net periodic benefit cost. See Note 16—Pension and Postretirement Plans, for additional information.
** Included within the gain on sale of Coop, recognized in the “Net gain on dispositions” line item on our consolidated statement of income. See Note 7—Investments, Loans and Long-Term Receivables, for additional information.

Note 18—Cash Flow Information

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
Non-cash investing activities
Derecognition of government obligations	$—	1,100	—	1,100

Non-cash financing activities
Derecognition of Discharged Notes	—	(1,100)	—	(1,100)
Reduction in borrowings under Receivables Securitization Facility	—	—	303	—

See Note 11—Debt, for additional information regarding the above non-cash activity.

Note 19—Related Party Transactions

Significant transactions with related parties were:

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024

Operating revenues and other income (a)	$1,040	1,119	3,150	3,440
Purchases (b)	4,288	5,163	12,408	15,582
Operating expenses and selling, general and administrative expenses (c)	77	73	230	219

(a)We sold NGL, other petrochemical feedstocks and solvents to Chevron Phillips Chemical Company LLC (CPChem), gas oil and hydrogen feedstocks to Excel Paralubes LLC (Excel Paralubes) and refined petroleum products to several of our equity affiliates in the M&S segment, including OnCue and CF United LLC (CF United). We also sold certain feedstocks and intermediate products to WRB and acted as an agent for WRB in supplying crude oil and other feedstocks for a fee. In addition, we charged several of our equity affiliates, including CPChem, for the use of common facilities, such as steam generators, waste and water treaters and warehouse facilities.

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

(c)We paid consignment fees to CF United and utility and processing fees to various equity affiliates.

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

5)Renewable Fuels—Processes renewable feedstocks into renewable products at the Rodeo Complex and at our Humber Refinery. In addition, this segment includes the global activities to procure renewable feedstocks, manage certain regulatory credits and market renewable fuels.

Corporate and Other includes general corporate overhead, interest income, interest expense, our investment in research of new technologies, our investment in NOVONIX and various other corporate activities. Corporate assets include all cash, cash equivalents, income tax-related assets and enterprise information technology assets.

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

Analysis of Results by Operating Segment

	Millions of Dollars
	Three Months Ended September 30, 2025
	Operating Segments
	Midstream	Chemicals	Refining	M&S	Renewable Fuels	Corporate and Other	Consolidating Adjustments	Total Consolidated
Revenues and Other Income
Third-party sales and other operating revenues	$4,473	—	7,258	22,010	765	9	—	34,515
Intercompany revenues	602	—	12,077	578	845	4	(14,106)	—
Total sales and other operating revenues	5,075	—	19,335	22,588	1,610	13	(14,106)	34,515
Equity in earnings of affiliates	93	176	31	36	1	—	—	337
Net gain (loss) on dispositions	(8)	—	3	16	—	—	—	11
Other income	20	—	1	(6)	53	48	—	116
Total Revenues and Other Income	5,180	176	19,370	22,634	1,664	61	(14,106)	34,979

Costs and Expenses
Purchased crude oil and products	3,578	—	17,443	21,743	1,531	1	(14,077)	30,219
Operating expenses*	501	2	909	19	84	6	(29)	1,492
Selling, general and administrative expenses*	58	(2)	40	584	19	93	—	792
Depreciation and amortization	278	—	444	23	25	56	—	826
Impairments	—	—	951	—	—	—	—	951
Taxes other than income taxes	66	—	90	8	52	5	—	221
Interest and debt expense	—	—	—	—	—	259	—	259
Other segment items**	2	—	11	6	(4)	5	—	20
Total Costs and Expenses	4,483	—	19,888	22,383	1,707	425	(14,106)	34,780

Income (loss) before income taxes	$697	176	(518)	251	(43)	(364)	—	199
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

	Millions of Dollars
	Three Months Ended September 30, 2024
	Operating Segments
	Midstream	Chemicals	Refining	M&S	Renewable Fuels	Corporate and Other	Consolidating Adjustments	Total Consolidated
Revenues and Other Income
Third-party sales and other operating revenues	$3,799	—	8,792	22,379	548	10	—	35,528
Intercompany revenues	633	—	12,207	538	795	2	(14,175)	—
Total sales and other operating revenues	4,432	—	20,999	22,917	1,343	12	(14,175)	35,528
Equity in earnings (losses) of affiliates	134	339	(12)	89	(1)	—	—	549
Net gain (loss) on dispositions	10	—	(8)	—	—	—	—	2
Other income	3	—	8	18	2	54	(1)	84
Total Revenues and Other Income	4,579	339	20,987	23,024	1,344	66	(14,176)	36,163

Costs and Expenses
Purchased crude oil and products	3,076	—	19,787	22,041	1,439	—	(14,149)	32,194
Operating expenses*	484	—	921	18	100	3	(27)	1,499
Selling, general and administrative expenses*	52	(3)	60	940	18	127	—	1,194
Depreciation and amortization	233	—	230	32	23	25	—	543
Impairments	28	—	—	1	—	—	—	29
Taxes other than income taxes	59	—	100	16	(131)	9	—	53
Interest and debt expense	—	—	—	—	—	229	—	229
Other segment items**	3	—	(3)	(2)	11	—	—	9
Total Costs and Expenses	3,935	(3)	21,095	23,046	1,460	393	(14,176)	35,750

Income (loss) before income taxes	$644	342	(108)	(22)	(116)	(327)	—	413
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

	Millions of Dollars
	Nine Months Ended September 30, 2025
	Operating Segments
	Midstream	Chemicals	Refining	M&S	Renewable Fuels	Corporate and Other	Consolidating Adjustments	Total Consolidated
Revenues and Other Income
Third-party sales and other operating revenues	$13,828	—	20,065	62,072	2,274	29	—	98,268
Intercompany revenues	1,761	—	33,839	1,574	2,460	8	(39,642)	—
Total sales and other operating revenues	15,589	—	53,904	63,646	4,734	37	(39,642)	98,268
Equity in earnings (losses) of affiliates	301	309	(76)	110	(1)	—	—	643
Net gain on dispositions	57	—	3	945	—	—	—	1,005
Other income	33	—	38	15	116	109	—	311
Total Revenues and Other Income	15,980	309	53,869	64,716	4,849	146	(39,642)	100,227

Costs and Expenses
Purchased crude oil and products	11,181	—	49,428	61,208	4,700	1	(39,562)	86,956
Operating expenses*	1,471	5	2,831	54	270	3	(80)	4,554
Selling, general and administrative expenses*	163	(5)	118	1,246	51	320	—	1,893
Depreciation and amortization	771	—	1,343	76	71	172	—	2,433
Impairments	—	—	955	1	—	25	—	981
Taxes other than income taxes	210	—	294	23	110	35	—	672
Interest and debt expense	—	—	—	—	—	744	—	744
Other segment items**	5	—	(4)	4	8	14	—	27
Total Costs and Expenses	13,801	—	54,965	62,612	5,210	1,314	(39,642)	98,260

Income (loss) before income taxes	$2,179	309	(1,096)	2,104	(361)	(1,168)	—	1,967
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

	Millions of Dollars
	Nine Months Ended September 30, 2024
	Operating Segments
	Midstream	Chemicals	Refining	M&S	Renewable Fuels	Corporate and Other	Consolidating Adjustments	Total Consolidated
Revenues and Other Income
Third-party sales and other operating revenues	$11,549	—	27,217	69,408	1,266	28	—	109,468
Intercompany revenues	2,070	—	38,790	1,636	2,721	9	(45,226)	—
Total sales and other operating revenues	13,619	—	66,007	71,044	3,987	37	(45,226)	109,468
Equity in earnings (losses) of affiliates	459	759	129	219	(2)	—	—	1,564
Net gain (loss) on dispositions	248	—	(8)	(1)	—	—	—	239
Other income	8	—	48	40	15	136	(8)	239
Total Revenues and Other Income	14,334	759	66,176	71,302	4,000	173	(45,234)	111,510

Costs and Expenses
Purchased crude oil and products	9,678	—	61,810	68,742	4,133	—	(45,155)	99,208
Operating expenses*	1,351	(2)	2,758	51	271	8	(79)	4,358
Selling, general and administrative expenses*	170	(8)	150	1,601	40	350	—	2,303
Depreciation and amortization	687	—	642	101	41	73	—	1,544
Impairments	312	—	105	1	—	1	—	419
Taxes other than income taxes	162	—	295	40	(269)	39	—	267
Interest and debt expense	—	—	—	—	—	687	—	687
Other segment items**	9	—	6	7	10	4	—	36
Total Costs and Expenses	12,369	(10)	65,766	70,543	4,226	1,162	(45,234)	108,822

Income (loss) before income taxes	$1,965	769	410	759	(226)	(989)	—	2,688
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

Other Segment Disclosures

	Millions of Dollars
	Operating Segments
	Midstream	Chemicals	Refining	M&S	Renewable Fuels	Corporate and Other	Total Consolidated
Three Months Ended September 30, 2025
Interest Income	$—	—	—	—	—	34	34
Capital Expenditures and Investments*	347	—	145	26	15	8	541
Three Months Ended September 30, 2024
Interest Income	$—	—	—	—	—	38	38
Capital Expenditures and Investments*	172	—	146	18	12	10	358
Nine Months Ended September 30, 2025
Interest Income	$—	—	—	—	—	102	102
Capital Expenditures and Investments*	947	—	469	75	33	27	1,551
Nine Months Ended September 30, 2024
Interest Income	$—	—	—	—	—	110	110
Capital Expenditures and Investments*	523	—	386	53	357	34	1,353
* Excludes Acquisitions, net of cash acquired.

	Millions of Dollars
	Operating Segments
	Midstream	Chemicals	Refining	M&S	Renewable Fuels	Corporate and Other	Total Consolidated
As of September 30, 2025
Investments In and Advances to Affiliates	$2,204	7,902	1,361	573	15	3	12,058
Total Assets	30,298	7,912	19,718	11,589	3,055	3,544	76,116
As of December 31, 2024
Investments In and Advances to Affiliates	$3,080	7,819	2,381	719	16	2	14,017
Total Assets	28,334	7,842	19,599	9,799	3,142	3,866	72,582

Note 21—Income Taxes

Our effective income tax rates for the three and nine months ended September 30, 2025, were 16% and 19%, compared to 11% and 20% for the corresponding periods of 2024, respectively. The increase in our effective rate for the three months ended September 30, 2025, was primarily attributable to the impact of foreign operations and state income taxes, partially offset by non-taxable items and tax credits. The decrease in our effective rate for the nine months ended September 30, 2025, was primarily attributable to the effects of state income taxes.

The effective tax rate for the three months ended September 30, 2025, varied from the U.S. federal statutory income tax rate primarily due to the impact of non-taxable items, tax credits, and state income taxes, partially offset by foreign tax impacts. The effective tax rate for the nine months ended September 30, 2025, varied from the U.S. federal statutory income tax rate primarily due to the impact of foreign operations and non-taxable items.

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

The most significant assets of DCP Midstream Class A Segment that are available to settle only its obligations, along with its most significant liabilities for which its creditors do not have recourse to Phillips 66’s general credit, were:

	Millions of Dollars
	September 30 2025	December 31 2024
Accounts receivable	$412	638
Net properties, plants and equipment	9,128	8,861
Investments and long-term receivables	792	1,622
Accounts payable	777	909
Short-term debt	4	532
Long-term debt	2,910	2,913

See Note 7—Investments, Loans and Long-Term Receivables for additional information regarding the sale of DCP LP’s ownership interest in GCX. See Note 11—Debt for further information regarding DCP LP’s repayment of debt.

Note 23—Assets Held for Sale

On May 15, 2025, we entered into a definitive agreement to divest 65% of our equity interest in our Germany and Austria retail marketing business (Germany and Austria Marketing) for expected cash proceeds of approximately $1.6 billion (1.5 billion Euros), subject to purchase price adjustments for working capital and certain long-term liabilities on the closing date. We will retain a 35% non-operating equity interest in Germany and Austria Marketing through a joint venture, which will be formed prior to the closing of the transaction. We expect to close this transaction in the fourth quarter of 2025, subject to customary closing conditions.

In the second quarter of 2025, Germany and Austria Marketing, which is part of our M&S segment and reporting unit, met the held for sale criteria, and we reclassified the assets and liabilities to the “Assets held for sale” and “Liabilities held for sale” line items, respectively, on our consolidated balance sheet.

As of September 30, 2025, Germany and Austria Marketing has a net carrying value of approximately $175 million. The following table presents the carrying value of assets and liabilities as presented within “Assets held for sale” and “Liabilities held for sale” line items on our consolidated balance sheet.

Millions of Dollars
Assets Held for Sale:	September 30, 2025
Cash and cash equivalents	$105
Accounts and notes receivable	328
Accounts and notes receivable—related parties	7
Inventories	73
Prepaid expenses and other current assets	3
Net properties, plant and equipment	438
Goodwill	141
Intangibles	93
Other assets	406
Total assets classified as held for sale	1,594

Liabilities Held for Sale:
Accounts payable	636
Accrued income and other taxes	89
Employee benefit obligations, current	6
Other accruals	75
Asset retirement obligations and accrued environmental costs	127
Deferred income taxes	22
Employee benefit obligations, non-current	127
Other liabilities and deferred credits	337
Total liabilities classified as held for sale	1,419

The goodwill allocated to Germany and Austria Marketing was derived from the goodwill balance of our M&S reporting unit and the amount allocated was based on the relative fair value of Germany and Austria Marketing compared to the fair value of the M&S reporting unit.

On May 15, 2025, we entered into foreign currency forward contracts in connection with our pending disposition, in which we sold an aggregate of approximately 1.5 billion Euros in exchange for an aggregate of approximately $1.6 billion. We recognized a before-tax aggregate unrealized gain of $15 million and a before-tax aggregate unrealized loss of $74 million for the three and nine months ended September 30, 2025, respectively. These foreign currency forward contracts are presented within the “Net gain on dispositions” line item on our consolidated statement of income and are reported in our M&S segment.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise indicated, the “company,” “we,” “our,” “us” and “Phillips 66” are used in this report to refer to the businesses of Phillips 66 and its consolidated subsidiaries.

Management’s Discussion and Analysis is the company’s analysis of its financial performance, financial condition and significant trends that may affect future performance. It should be read in conjunction with the consolidated financial statements and notes included elsewhere in this report. It contains forward-looking statements including, without limitation, statements relating to the company’s plans, strategies, objectives, expectations and intentions that are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “estimate,” “believe,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target,” “priorities” and similar expressions often identify forward-looking statements, but the absence of these words does not mean a statement is not forward-looking. The forward-looking statements made in this Quarterly Report on Form 10-Q are based on events or circumstances as of the date on which the statements are made. The company does not undertake to update, revise or correct any of the forward-looking information included in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events unless required to do so pursuant to applicable law. Readers are cautioned that such forward-looking statements should be read in conjunction with the company’s disclosures under the heading: “CAUTIONARY STATEMENT FOR THE PURPOSES OF THE ‘SAFE HARBOR’ PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.”

The term “earnings” as used in Management’s Discussion and Analysis refers to net income attributable to Phillips 66. The terms “results,” “before-tax income” or “before-tax loss” as used in Management’s Discussion and Analysis refer to income (loss) before income taxes.

EXECUTIVE OVERVIEW AND BUSINESS ENVIRONMENT

Phillips 66 is uniquely positioned as a leading integrated downstream energy provider operating with Midstream, Chemicals, Refining, Marketing and Specialties (M&S) and Renewable Fuels segments. At September 30, 2025, we had total assets of $76.1 billion. Our common stock trades on the New York Stock Exchange under the symbol PSX.

Executive Overview
In the third quarter of 2025, we reported earnings of $133 million and cash provided by operating activities of $1.2 billion. During the quarter, we received $838 million from net debt borrowings, funded capital expenditures and investments of $541 million, paid $484 million of dividends to our common stockholders and repurchased $267 million of common stock. We ended the third quarter of 2025 with $2 billion of cash and cash equivalents including cash classified within assets held for sale, and $5.2 billion of total committed capacity available under our credit facilities.

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

•In April, July, and October 2025, our Board of Directors declared quarterly cash dividends of $1.20 per common share, reflecting our commitment to a secure, competitive and growing dividend.

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

•We continue to focus on Refining performance, targeting an annual clean product yield of greater than 86%, crude oil capacity utilization rates higher than industry average and continuing to improve our competitive cost structure.

•Disciplined Growth and Returns – A disciplined capital allocation process ensures we invest in projects that are expected to generate competitive returns. Our strategy remains focused on growing our Midstream and Chemicals businesses. Within our Midstream segment, we are primarily focused on maximizing the value of our fully integrated natural gas liquids (NGL) wellhead-to-market value chain.

•During 2025, we funded capital expenditures and investments of $1.6 billion and completed a Midstream acquisition of $2.2 billion. This growth was achieved in part through $2.0 billion in proceeds from asset dispositions, including $1.2 billion from the sale of our 49% interest in Coop Mineraloel AG (Coop) and $853 million from DCP Midstream, LP’s (DCP LP) 25% ownership in Gulf Coast Express Pipeline LLC (GCX). Also, in May 2025, we entered into a definitive agreement to divest 65% of our equity interest in our Germany and Austria retail marketing business (Germany and Austria Marketing) for expected cash proceeds of approximately $1.6 billion (1.5 billion Euros), subject to purchase price adjustments. We expect to complete the Germany and Austria Marketing transaction in the fourth quarter of 2025, subject to customary closing conditions. See Note 7—Investments, Loans and Long-Term Receivables, in the Notes to Consolidated Financial Statements for additional information on the investment dispositions. See Note 23—Assets Held for Sale, in the Notes to Consolidated Financial Statements for additional information.

•We will continue to evaluate future opportunities to rationalize our asset portfolio. We budgeted $2.1 billion for 2025 capital expenditures and investments, exclusive of acquisitions and our share of capital spending by equity affiliates. This includes $1.1 billion of growth capital, primarily in our Midstream segment and additional capital related to consolidation of WRB as of October 1, 2025. See Note 3—Business Combinations, in the Notes to Consolidated Financial Statements for additional information.

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

•Our financial targets through 2027 reflect our plans to organically grow our Midstream and Chemicals businesses, as well as maintain total annual capital expenditures and investments of approximately $2.5 billion, including capital related to consolidation of WRB as of October 1, 2025.

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

Business Environment
Our Midstream segment includes our Transportation and natural gas liquids (NGL) businesses. Our Transportation business contains fee-based operations not directly exposed to commodity price risk. Our NGL business, including DCP Midstream Class A Segment, DCP Sand Hills Pipeline, LLC (DCP Sand Hills) and DCP Southern Hills Pipeline, LLC (DCP Southern Hills), contains both fee-based operations and operations directly impacted by NGL and natural gas prices. The weighted-average NGL price was $0.60 per gallon during the third quarter of 2025, compared with $0.64 per gallon during the third quarter of 2024. The Henry Hub natural gas price was $3.03 per million British thermal units (MMBtu) during the third quarter of 2025, compared with $2.09 per MMBtu during the third quarter of 2024. The decrease in NGL prices was primarily due to increased supply, while the improvement in natural gas prices was due to increased liquified natural gas exports as U.S. export infrastructure increases.

Our Chemicals segment consists of our 50% equity investment in Chevron Phillips Chemical Company LLC (CPChem). The chemicals and plastics industry is mainly a commodity-based industry where the margins for key products are based on supply and demand, as well as cost factors. The benchmark high-density polyethylene chain margin was 7.6 cents per pound in the third quarter of 2025, compared with 23.7 cents per pound in the third quarter of 2024. The decrease was mainly due to higher ethane prices and industry oversupply driven by capacity additions.

Our Refining segment results are driven by several factors, including market crack spreads, refinery throughput, feedstock costs, product yields, turnaround activity and other operating costs. Market crack spreads are used as indicators of refining margins and measure the difference between market prices for refined petroleum products and crude oil. The composite 3:2:1 market crack spread for our business increased to an average of $23.64 per barrel during the third quarter of 2025, from an average of $16.50 per barrel during the third quarter of 2024. The increase in the composite market crack spread was primarily driven by stronger year on year petroleum diesel demand, supported by low seasonal inventories. The price of U.S. benchmark crude oil, West Texas Intermediate (WTI) at Cushing, Oklahoma, decreased to an average of $65.03 per barrel during the third quarter of 2025, from an average of $75.19 per barrel during the third quarter of 2024, primarily due to increasing supply.

Results for our M&S segment depend largely on marketing fuel and lubricant margins and sales volumes of our refined products. While marketing fuel and lubricant margins are primarily driven by market factors, largely determined by the relationship between supply and demand, marketing fuel margins, in particular, are influenced by trends in spot prices and, where applicable, retail prices for refined products in the regions and countries where we operate.

Our Renewable Fuels segment consists of the operations and assets of the Rodeo Renewable Energy Complex (Rodeo Complex) as well as the global activities to procure renewable feedstocks, manage certain regulatory credits, and market renewable fuels. Results for our Renewable Fuels segment are impacted by several factors, including the market price of renewable fuels, feedstock costs, throughput, operating costs and the value of certain regulatory credits, as well as other market factors, largely determined by the relationship between supply and demand.

RESULTS OF OPERATIONS

Unless otherwise indicated, discussion of results for the three and nine months ended September 30, 2025, is based on a comparison with the corresponding period of 2024.

Consolidated Results

A summary of income (loss) before income taxes by business segment with a reconciliation to net income attributable to Phillips 66 follows:

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024

Midstream	$697	644	2,179	1,965
Chemicals	176	342	309	769
Refining	(518)	(108)	(1,096)	410
Marketing and Specialties	251	(22)	2,104	759
Renewable Fuels	(43)	(116)	(361)	(226)
Corporate and Other	(364)	(327)	(1,168)	(989)
Income before income taxes	199	413	1,967	2,688
Income tax expense	32	44	366	538
Net income	167	369	1,601	2,150
Less: net income attributable to noncontrolling interests	34	23	104	41
Net income attributable to Phillips 66	$133	346	1,497	2,109

Net income attributable to Phillips 66 in the third quarter of 2025 was $133 million, compared with $346 million in the third quarter of 2024. Net income attributable to Phillips 66 for the nine months ended September 30, 2025, was $1.5 billion, compared with $2.1 billion for the nine months ended September 30, 2024.

The decrease in net income attributable to Phillips 66 in the third quarter of 2025 was due to a before-tax impairment of $948 million on our equity investment in WRB Refining LP (WRB), accelerated depreciation for the Los Angeles Refinery, and lower equity earnings from CPChem. These decreases were partially offset by improved realized refining margins, primarily driven by higher market crack spreads, lower legal accruals related to litigation with Propel Fuels, Inc. (Propel Fuels) recorded in the M&S segment and higher refining volumes.

The decrease in net income attributable to Phillips 66 for the nine months ended September 30, 2025, was due to a before-tax impairment of $948 million on our equity investment in WRB, accelerated depreciation for the Los Angeles Refinery, and lower equity earnings from CPChem and WRB. These decreases were partially offset by a before-tax gain of $1 billion associated with the sale of our investment in Coop recognized in January 2025 in the M&S segment, lower legal accruals related to litigation with Propel Fuels and before-tax impairments recognized in 2024 related to certain crude oil processing and logistics assets in California and certain Midstream gathering and processing assets in Texas.

See Note 2—Restructuring for additional information regarding our plans to cease operations and begin idling the facilities at our Los Angeles Refinery, Note 7—Investments, Loans and Long-Term Receivables for additional information regarding the impairment of our equity investment in WRB and sale of our investment in Coop, Note 9—Impairments for additional information on 2024 impairments and Note 13—Contingencies and Commitments for additional information on ongoing litigation with Propel Fuels, in the Notes to Consolidated Financial Statements.

See the “Segment Results” section for additional information on our segment results.

Statement of Income Analysis

Sales and other operating revenues decreased 3% and 10% for the three and nine months ended September 30, 2025, respectively. Purchased crude oil and products decreased 6% and 12% for the three and nine months ended September 30, 2025, respectively. The decreases in both line items for the three and nine months ended September 30, 2025, were due to lower prices for crude oil, NGL, and refined petroleum products, partially offset by higher volumes.

Equity in earnings of affiliates decreased 39% and 59% for the three and nine months ended September 30, 2025, respectively. The decreases for both periods of 2025 were primarily attributable to lower equity earnings from CPChem, as well as lower equity earnings from sales of ownership interests in Coop and GCX which were both sold in January 2025. The decrease for the three months ended September 30, 2025, was partially offset by improved WRB equity earnings, as a result of improved margins and utilization. The decrease for the nine months ended September 30, 2025, was additionally impacted by lower equity earnings from WRB, as a result of decreased margins, and lower equity earnings from the sale of our ownership interest in Rockies Express Pipeline LLC (REX) in 2024. See Note 7—Investments, Loans and Long-Term Receivables, in the Notes to Consolidated Financial Statements for additional information regarding the sales of ownership interests in 2025. See the Chemicals segment analysis in the “Segment Results” section for additional information regarding CPChem.

Net gain on dispositions increased $766 million for the nine months ended September 30, 2025, primarily due to a before-tax gain of $1 billion associated with the sale of our investment in Coop in January 2025, recognized in the M&S segment. This gain was partially offset by the absence of a before-tax gain of $238 million recognized in the Midstream segment in the second quarter of 2024 associated with the sale of our ownership interest in REX, as well as an unrealized loss of $74 million on foreign currency forward contracts entered into in connection with the pending divestiture of Germany and Austria Marketing. See Note 7—Investments, Loans and Long-Term Receivables for additional information regarding the sale of Coop and Note 23—Assets Held for Sale for additional information on the Germany and Austria Marketing pending divestiture, in the Notes to Consolidated Financial Statements.

Other income increased $32 million and $72 million for the three and nine months ended September 30, 2025, respectively. The increases for both periods of 2025 were primarily due to the recognition of Clean Fuel Production credits starting in 2025. The increase for the nine months ended September 30, 2025, was partially offset by changes in the fair value of our investment in NOVONIX, as well as decreased interest income.

Operating expenses increased $196 million for the nine months ended September 30, 2025, primarily due to environmental expenses related to future groundwater mitigation plans at the Los Angeles Refinery, costs associated with the acquisition of Coastal Bend in April 2025, as well as higher compensation and utility expenses.

Selling, general and administrative expenses decreased 34% and 18% for the three and nine months ended September 30, 2025, respectively, primarily due to lower legal accruals related to litigation with Propel Fuels. See Note 13—Contingencies and Commitments for additional information on ongoing litigation with Propel Fuels.

Depreciation and amortization increased 52% and 58% for the three and nine months ended September 30, 2025, respectively, primarily due to accelerated depreciation for the Los Angeles Refinery, as well as additional depreciation from the acquisition of Coastal Bend in April 2025. See Note 2—Restructuring for information regarding our plans to cease operations and begin idling the facilities at our Los Angeles Refinery and Note 3—Business Combinations for information regarding the Coastal Bend acquisition, in the Notes to Consolidated Financial Statements.

Impairments increased $922 million and $562 million for the three and nine months ended September 30, 2025, respectively. The increases for both periods of 2025 were due to the before-tax impairment of $948 million recognized in the third quarter of 2025 related to our equity investment in WRB. The increase for the nine months ended September 30, 2025, was partially offset by a before-tax impairment of $163 million recognized in the first quarter of 2024 related to certain crude oil processing and logistics assets in California and a before-tax impairment of $224 million recognized in the second quarter of 2024 related to certain Midstream gathering and processing assets in Texas. See Note 7—Investments, Loans and Long-Term Receivables for additional information regarding the impairment of our equity investment in WRB and Note 9—Impairments, in the Notes to Consolidated Financial Statements for additional information.

Taxes other than income taxes increased $168 million and $405 million for the three and nine months ended September 30, 2025, respectively. The increases for both periods in 2025 were primarily driven by the expiration of the Biodiesel Blender Tax Credit as of December 31, 2024. The increase for the nine months ended September 30, 2025, was also impacted by an increase in tariffs and customs duties.

Interest and debt expense increased 13% and 8% for the three and nine months ended September 30, 2025, respectively, primarily due to higher average debt balances.

Income tax expense decreased 27% and 32% for the three and nine months ended September 30, 2025, respectively, primarily due to lower income before income taxes. See Note 21—Income Taxes, in the Notes to Consolidated Financial Statements for information regarding our effective income tax rates.

Net income attributable to noncontrolling interests increased $63 million for the nine months ended September 30, 2025, due to improved results from DCP LP driven by before-tax impairments recognized in 2024 related to certain DCP LP gathering and processing assets in Texas, as well as impacts from the gain on sale of DCP LP’s equity investment in GCX in January 2025. See Note 7—Investments, Loans and Long-Term Receivables and Note 9—Impairments, in the Notes to Consolidated Financial Statements for additional information.

Segment Results

Midstream

	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024

	Millions of Dollars
Income Before Income Taxes
Transportation	$194	254	679	1,045
NGL	503	390	1,500	920
Total Midstream	$697	644	2,179	1,965

	Thousands of Barrels Daily
Transportation Volumes
Pipelines*	3,111	3,006	3,033	3,015
Terminals	3,127	3,049	3,047	3,128
Operating Statistics
Wellhead Volume (billion cubic feet per day)**	4.3	4.3	4.2	4.4
NGL production**	483	439	459	431
Pipeline Throughput–Y-Grade to Market***	999	762	887	752
NGL fractionated	930	728	854	717
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

Results from our Midstream segment increased $53 million and $214 million for the three and nine months ended September 30, 2025, respectively.

Results from our Transportation business decreased $60 million and $366 million for the three and nine months ended September 30, 2025, respectively. The decreases for both periods of 2025 were primarily due to the retirement of a rail rack at the Los Angeles Refinery and lower equity earnings primarily from Dakota Access, LLC. Additionally, the decrease in the nine months ended September 30, 2025, was impacted by the sale of our ownership interest in REX in the second quarter of 2024.

Results from our NGL business increased $113 million and $580 million for the three and nine months ended September 30, 2025, respectively. The increase in the three months ended September 30, 2025, is primarily due to results from the Coastal Bend operations, increased gathering and processing volumes and improved export margins. The increase in the nine months ended September 30, 2025, is primarily related to a before-tax impairment charge associated with certain gathering and processing assets in Texas recognized in 2024, results from the Coastal Bend operations, and a before-tax gain from the sale of DCP LP’s ownership interest in GCX in January 2025. In addition, the nine months ended September 30, 2025, reflected improved export margins and fewer weather-related impacts.

See the “Executive Overview and Business Environment” section for information on market factors impacting this quarter’s results. See Note 7—Investments, Loans and Long-Term Receivables, in the Notes to Consolidated Financial Statements for additional information regarding the sales of ownership interests in 2025.

Chemicals

	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024

	Millions of Dollars

Income Before Income Taxes	$176	342	309	769

Millions of Pounds

CPChem Externally Marketed Sales Volumes*	6,572	6,264	18,831	18,384
* Represents 100% of CPChem’s outside sales of produced petrochemical products, as well as commission sales from equity affiliates.

Olefins and Polyolefins Capacity Utilization (percent)	104%	98	98	97

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

Results from the Chemicals segment decreased $166 million and $460 million for the three and nine months ended September 30, 2025, respectively, primarily due to decreased polyethylene margins, mostly driven by lower sales prices.

See the “Executive Overview and Business Environment” section for information on market factors impacting CPChem’s results.

Refining

	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024

	Millions of Dollars
Income (Loss) Before Income Taxes
Atlantic Basin/Europe	$250	(61)	100	32
Gulf Coast	119	(102)	(113)	60
Central Corridor	(580)	308	(238)	764
West Coast	(307)	(253)	(845)	(446)
Worldwide	$(518)	(108)	(1,096)	410

	Dollars Per Barrel
Income (Loss) Before Income Taxes
Atlantic Basin/Europe	$4.94	(1.27)	0.72	0.22
Gulf Coast	2.19	(2.10)	(0.79)	0.41
Central Corridor	(20.61)	11.38	(2.82)	9.47
West Coast	(15.06)	(11.51)	(13.28)	(6.64)
Worldwide	(3.38)	(0.74)	(2.55)	0.93

Realized Refining Margins*
Atlantic Basin/Europe	$11.94	5.87	9.24	7.88
Gulf Coast	8.74	6.39	7.61	8.38
Central Corridor	15.82	14.19	13.35	13.18
West Coast	12.31	4.34	11.17	9.34
Worldwide	12.15	8.31	10.27	9.77
* See the “Non-GAAP Reconciliations” section for a reconciliation of this non-GAAP measure to the most directly comparable measure under generally accepted accounting principles in the United States (GAAP), income (loss) before income taxes per barrel.

On September 9, 2025, we entered into a definitive agreement to acquire the remaining 50% ownership interest in WRB from subsidiaries of Cenovus Energy Inc. The transaction closed on October 1, 2025, for total cash consideration of $1.3 billion, subject to post-closing adjustments. See Note 3—Business Combinations, in the Notes to Consolidated Financial Statements for additional information.

In October 2024, we announced our intention to cease operations and begin idling the facilities at our Los Angeles Refinery in the fourth quarter of 2025. In the third quarter of 2025, we began the permitting processes for new uses at the Los Angeles Refinery. See Note 2—Restructuring, in the Notes to Consolidated Financial Statements for additional information. In early 2024, we ceased crude operations at the San Francisco Refinery as part of the conversion of the refinery into the Rodeo Complex.

	Thousands of Barrels Daily
	Three Months Ended September 30		Nine Months Ended September 30
Operating Statistics	2025	2024	2025	2024
Refining operations*
Atlantic Basin/Europe
Crude oil capacity	537	537	537	537
Crude oil processed	534	498	471	499
Capacity utilization (percent)	99%	93	88	93
Refinery production	552	524	511	534
Gulf Coast
Crude oil capacity	529	529	529	529
Crude oil processed	528	473	469	484
Capacity utilization (percent)	100%	89	89	92
Refinery production	597	538	529	545
Central Corridor
Crude oil capacity	531	531	531	531
Crude oil processed	549	533	540	528
Capacity utilization (percent)	103%	100	102	99
Refinery production	571	554	561	548
West Coast
Crude oil capacity	244	244	244	244
Crude oil processed	214	230	225	234
Capacity utilization (percent)	88%	94	92	96
Refinery production	219	237	230	243
Worldwide
Crude oil capacity	1,841	1,841	1,841	1,841
Crude oil processed	1,825	1,734	1,705	1,745
Capacity utilization (percent)	99%	94	93	95
Refinery production	1,939	1,853	1,831	1,870
* Includes our share of equity affiliates.

The Refining segment refines crude oil and other feedstocks into petroleum products, such as gasoline and distillates, including aviation fuels, at 11 refineries in the United States and Europe.

Results from our Refining segment decreased $410 million and $1,506 million for the three and nine months ended September 30, 2025, respectively. The decrease in the three months ended September 30, 2025, was primarily driven by a before-tax impairment of $948 million related to our equity investment in WRB and accelerated depreciation for the Los Angeles Refinery, partially offset by improved realized margins and higher volumes. The increase in realized margins was primarily due to higher market crack spreads, partially offset by lower product differentials and unfavorable inventory hedging impacts. The decrease in the nine months ended September 30, 2025, was primarily driven by a before-tax impairment of $948 million related to our equity investment in WRB and accelerated depreciation for the Los Angeles Refinery.

Our worldwide refining crude oil capacity utilization rate was 99% and 93% for the three and nine months ended September 30, 2025, respectively, compared with 94% and 95% in the three and nine months ended September 30, 2024, respectively. The increase for the three months ended September 30, 2025, was primarily due to fewer weather-related impacts, as well as lower turnaround activity. The decrease for the nine months ended September 30, 2025, was primarily due to higher turnaround activity.

See the “Executive Overview and Business Environment” section for information on market factors impacting this quarter’s results.

Marketing and Specialties

	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024

	Millions of Dollars

Income (Loss) Before Income Taxes	$251	(22)	2,104	759

	Dollars Per Barrel
Income (Loss) Before Income Taxes
U.S.	$0.18	(1.43)	1.08	0.37
International	4.55	5.07	14.66	4.36

Realized Marketing Fuel Margins*
U.S.	$2.04	2.45	2.10	1.92
International	5.37	6.19	5.76	5.65
* See the “Non-GAAP Reconciliations” section for a reconciliation of this non-GAAP measure to the most directly comparable GAAP measure, income before income taxes per barrel.

	Dollars Per Gallon
U.S. Average Wholesale Prices*
Gasoline	$2.51	2.69	2.52	2.72
Distillates	2.77	2.68	2.64	2.76
* On third-party branded petroleum product sales, excluding excise taxes.

	Thousands of Barrels Daily
Marketing Refined Product Sales
Gasoline	1,340	1,253	1,279	1,279
Distillates	993	990	957	989
Other	42	51	50	50
	2,375	2,294	2,286	2,318

The M&S segment purchases for resale and markets refined products, mainly in the United States and Europe. In addition, this segment includes the manufacturing and marketing of base oils and lubricants.

Results from the M&S segment increased $273 million and $1,345 million for the three and nine months ended September 30, 2025, respectively. The increases for both periods of 2025 were due to an accrual of $605 million recorded during the third quarter of 2024 related to litigation with Propel Fuels, compared with an accrual of $241 million recorded during the third quarter of 2025 related to the same matter. The increase in the three months ended September 30, 2025, was partially offset by lower U.S. marketing fuel margins. The increase in the nine months ended September 30, 2025, was additionally impacted by a before-tax gain of $1 billion associated with the sale of our investment in Coop, higher U.S. and international marketing fuel margins, partially offset by a before-tax aggregate unrealized loss on foreign currency forward contracts entered into in connection with the Germany and Austria Marketing pending divestiture.

See Note 7—Investments, Loans and Long-Term Receivables for additional information regarding the sale of Coop, Note 13—Contingencies and Commitments for additional information regarding the Propel Fuels litigation and Note 23—Assets Held for Sale for additional information related to the Germany and Austria Marketing pending divestiture, in the Notes to Consolidated Financial Statements.

See the “Executive Overview and Business Environment” section for information on marketing fuel margins and other market factors impacting this quarter’s results.

Renewable Fuels

	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024

	Millions of Dollars

Loss Before Income Taxes	$(43)	(116)	(361)	(226)

	Thousands of Barrels Daily
Operating Statistics
Total Renewable Fuels Produced	36	44	40	28
Total Renewable Fuel Sales	63	70	66	50

Market Indicators
Chicago Board of Trade (CBOT) soybean oil (dollars per pound)	$0.53	0.43	0.49	0.45
California Low-Carbon Fuel Standard (LCFS) carbon credit (dollars per metric ton)	53.40	53.89	57.34	56.53
California Air Resource Board (CARB) ultra-low-sulfur diesel (ULSD) - San Francisco (dollars per gallon)	2.55	2.39	2.50	2.56
Biodiesel Renewable Identification Number (RIN) (dollars per RIN)	1.13	0.60	1.00	0.56

The Renewable Fuels segment processes renewable feedstocks into renewable products at the Rodeo Complex and at our Humber Refinery. In addition, this segment includes the global activities to procure renewable feedstocks, manage certain regulatory credits and market renewable fuels.

Results from the Renewable Fuels segment increased $73 million and decreased $135 million for the three and nine months ended September 30, 2025, respectively. The increase in the three months ended September 30, 2025, was primarily due to improved margins driven by optimized feedstock volumes and higher international credits, partially offset by unfavorable inventory impacts. The decrease in the nine months ended September 30, 2025, was primarily driven by decreased margins as a result of increased feedstock volumes, unfavorable inventory impacts, partially offset by increased credit production.

See the “Executive Overview and Business Environment” section for information on market factors impacting this quarter’s results.

Corporate and Other

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
Loss Before Income Taxes
Net interest expense	$(225)	(191)	(642)	(577)
Corporate overhead and other	(145)	(136)	(515)	(410)
NOVONIX	6	—	(11)	(2)
Total Corporate and Other	$(364)	(327)	(1,168)	(989)

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

Net interest expense increased $34 million and $65 million for the three and nine months ended September 30, 2025, respectively, primarily due to higher average debt balances.

Corporate overhead and other costs increased $105 million for the nine months ended September 30, 2025, primarily due to higher depreciation expense associated with information technology assets as well as higher advisory fees recorded during the second quarter of 2025 related to proxy solicitation services.

CAPITAL RESOURCES AND LIQUIDITY

Financial Indicators

	Millions of Dollars, Except as Indicated
	September 30 2025	December 31 2024

Cash and cash equivalents*	$1,845	1,738
Short-term debt	2,587	1,831
Total debt	21,755	20,062
Total equity	28,077	28,463
Percent of total debt to capital**	44%	41
Percent of floating-rate debt to total debt	9%	9
* Excludes $105 million of “Cash and cash equivalents” included in “Assets held for sale” on our consolidated statement of income as of September 30, 2025.
** Capital includes total debt and total equity.

To meet our short- and long-term liquidity requirements, we use a variety of funding sources but rely primarily on cash generated from operating activities and debt financing. During the first nine months of 2025, we generated $2.2 billion of cash from operations. We received proceeds from asset dispositions of $2 billion and received $2 billion from net debt borrowings. We funded capital expenditures and investments of $1.6 billion and an acquisition of $2.2 billion, net of cash acquired. Additionally, we paid $933 million to repurchase shares of our common stock and paid $1.4 billion of dividends to our common stockholders. During the first nine months of 2025, cash and cash equivalents, including cash classified within assets held for sale, increased by $212 million. At this time, we believe that our cash on hand, as well as the sources of liquidity described herein, will be sufficient to fund our obligations over the short- and long-term.

Significant Sources of Capital

Operating Activities
During the first nine months of 2025, cash generated by operating activities was $2.2 billion, compared with $3 billion for the first nine months of 2024. The decrease was primarily due to unfavorable working capital impacts.

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

Equity Affiliate Operating Distributions
Our operating cash flows are also impacted by distribution decisions made by our equity affiliates. During the first nine months of 2025, cash from operations included aggregate distributions of $783 million from our equity affiliates, while cash from operations during the first nine months of 2024 included aggregate distributions of $1,045 million from our equity affiliates. We cannot control the amount of future dividends from equity affiliates; therefore, future dividend payments by these equity affiliates are not assured.

Debt Issuances
On September 18, 2025, Phillips 66 Company, a wholly owned subsidiary of Phillips 66, issued $2 billion aggregate principal amount of junior subordinated notes that are fully and unconditionally guaranteed by Phillips 66. The junior subordinated notes issuance consisted of:

•$1 billion aggregate principal amount of 5.875% Series A Junior Subordinated Notes due 2056 (Series A 2056 Notes).
•$1 billion aggregate principal amount of 6.200% Series B Junior Subordinated Notes due 2056 (Series B 2056 Notes).

Interest on the Series A 2056 Notes and Series B 2056 Notes is payable semi-annually in arrears on March 15 and September 15 of each year, commencing on March 15, 2026. The Series A 2056 Notes will bear interest at 5.875% per year until March 15, 2031. The interest rate will reset every five years beginning on March 15, 2031, to equal the then-current five-year U.S. Treasury rate plus a spread of 2.283%, provided that the interest rate will not reset below 5.875%. The Series B 2056 Notes will bear interest at 6.200% per year until March 15, 2036. The interest rate will reset every five years beginning on March 15, 2036, to equal the then-current five-year U.S. Treasury rate plus a spread of 2.166%, provided that the interest rate will not reset below 6.200%. We may defer interest payments on the Series A 2056 Notes and Series B 2056 Notes on one or more occasions for up to 10 consecutive years per deferral period. If interest payments on the Series A 2056 Notes or Series B 2056 Notes are deferred, we may not, subject to certain limited exceptions, declare or pay any dividends or distributions, or redeem, purchase, acquire, or make a liquidation payment on any of our capital stock during the deferral period. Also, during the deferral period, we may not (i) pay any principal of, or interest or premium, if any, on or repay, repurchase or redeem any debt securities of Phillips 66 or Phillips 66 Company that rank equally with, or junior to, the Series A 2056 Notes and Series B 2056 Notes, respectively, in right of payment or (ii) make any payments with respect to any guarantee by Phillips 66 or Phillips 66 Company of indebtedness if the guarantee ranks equally with or junior to the Series A 2056 Notes or Series B 2056 Notes, respectively, in right of payment.

On September 11, 2024, Phillips 66 Company, a wholly owned subsidiary of Phillips 66, issued $1.8 billion aggregate principal amount of senior unsecured notes that are fully and unconditionally guaranteed by Phillips 66. The senior unsecured notes issuance consisted of:

•$600 million aggregate principal amount of 5.250% Senior Notes due 2031 (Additional 2031 Notes).
•$600 million aggregate principal amount of 4.950% Senior Notes due 2035 (2035 Notes).
•$600 million aggregate principal amount of 5.500% Senior Notes due 2055 (2055 Notes).

Interest on the Additional 2031 Notes is payable semi-annually on June 15 and December 15 of each year and commenced on December 15, 2024. Interest on the 2035 Notes and 2055 Notes is payable semi-annually on March 15 and September 15 of each year and commenced on March 15, 2025.

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

Discharge of Senior Notes

On September 20, 2024, we extinguished (i) the remaining $441 million outstanding principal amount of Phillips 66 Company’s 3.605% Senior Notes due February 2025 (2025 P66 Co Notes), and (ii) the remaining $650 million outstanding principal amount of Phillips 66’s 3.850% Senior Notes due April 2025 (the 2025 PSX Notes, and together with the 2025 P66 Co Notes, the Discharged Notes), whereby we irrevocably transferred a total of $1,100 million in government obligations to the trustee of the 2025 P66 Co Notes and the 2025 PSX Notes. The cash paid to purchase the government obligations is included within investing cash flows on our consolidated statement of cash flows. These government obligations yielded sufficient principal and interest over their remaining term to permit the trustee to satisfy the remaining principal and interest due on the Discharged Notes on the applicable maturity dates. On September 20, 2024, Phillips 66 and Phillips 66 Company ceased to be the primary obligors under the Discharged Notes. The transfer of the government obligations to the trustee was accounted for as a transfer of financial assets. If the trustee was unable to apply the government obligations to fund the remaining principal and interest payments on the Discharged Notes, then the Company’s obligations under the Indenture with respect to the Discharged Notes would have been revived and reinstated. We deemed the likelihood of such event to be remote with no impact to the legal isolation of the assets. Accordingly, the Discharged Notes and the government obligations were derecognized on our balance sheet at December 31, 2024. For the three and nine months ended September 30, 2024, we recognized an immaterial gain on the extinguishment of this debt.

Accounts Receivable Securitization
On September 30, 2024, Phillips 66 Company entered into a 364-day, $500 million accounts receivable securitization facility (the Receivables Securitization Facility). Under the Receivables Securitization Facility, Phillips 66 Company sells or contributes on an ongoing basis, certain of its receivables, together with related security and interests in the proceeds thereof, to its wholly owned subsidiary, Phillips 66 Receivables LLC (P66 Receivables), a consolidated and bankruptcy-remote special purpose entity created for the sole purpose of transacting under the Receivables Securitization Facility. On April 1, 2025, Phillips 66 Company amended the Receivables Securitization Facility to, among other things, increase the maximum size of the Receivables Securitization Facility from $500 million to $1 billion. On September 29, 2025, Phillips 66 Company amended the Receivables Securitization Facility to, among other things, increase the maximum size of the Receivables Securitization Facility from $1 billion to $1.25 billion and extend the term of the facility through September 28, 2026. Under the amended Receivables Securitization Facility, P66 Receivables may borrow and incur indebtedness from, and/or sell certain accounts receivable in an amount not to exceed $1.25 billion in the aggregate, and will secure its obligations with a pledge of undivided interests in such accounts receivable, together with related security and interests in the proceeds thereof, to PNC Bank, National Association, as Administrative Agent, for the benefit of the secured parties thereunder. Accounts outstanding under the Receivables Securitization Facility accrue interest at an adjusted term Secured Overnight Financing Rate (SOFR) plus the applicable margin. In all instances, Phillips 66 Company retains the servicing of the accounts receivable transferred.

Sales of accounts receivable under the Receivables Securitization Facility meet the sale criteria under ASC 860, Transfers and Servicing and are derecognized from the consolidated balance sheet. P66 Receivables guarantees payment, in full, for accounts receivable sold to the purchasers. For the three months ended September 30, 2025, we sold $160 million of accounts receivable for cash proceeds under the Receivables Securitization Facility. For the nine months ended September 30, 2025, we sold $593 million in accounts receivable in exchange for cash proceeds of $290 million, and a $303 million reduction in our borrowings under the Receivables Securitization Facility was recognized as a non-cash financing transaction. We recognized immaterial charges associated with the transfer of financial assets, which are included as a component within the line item “Selling, general and administrative expense” on our consolidated statement of income during the three and nine months ended September 30, 2025.

At September 30, 2025, we had utilized $160 million of the $1.25 billion capacity on our Receivable Securitization Facility from sold accounts receivable not yet remitted to the Administrative Agent. We had no outstanding borrowings under the Receivable Securitization Facility at September 30, 2025. At December 31, 2024, we had utilized the full $500 million capacity of our Receivables Securitization Facility from $125 million of sold accounts receivable not yet remitted to the Administrative Agent and $375 million of outstanding borrowings. The outstanding borrowings at December 31, 2024, were secured by approximately $4.6 billion of accounts receivable held by P66 Receivables at December 31, 2024, which are included within the “Accounts and notes receivable” line item on our consolidated balance sheet.

Credit Facilities and Commercial Paper

Phillips 66 and Phillips 66 Company
On January 13, 2025, we entered into a $200 million uncommitted credit facility (the 2025 Uncommitted Facility) with Phillips 66 Company as the borrower and Phillips 66 as the guarantor. The 2025 Uncommitted Facility contains covenants and events of default customary for unsecured uncommitted facilities. The 2025 Uncommitted Facility has no commitment fees or compensating balance requirements. Outstanding borrowings under the 2025 Uncommitted Facility bear interest at a rate of either (a) the adjusted term SOFR plus the applicable margin, (b) the adjusted daily simple SOFR plus the applicable margin or (c) the base rate, in each case plus the applicable margin. Each borrowing matures six months from the date of such borrowing. We may at any time prepay outstanding borrowings, in whole or in part, without premium or penalty. At September 30, 2025, $200 million of borrowings were outstanding under the 2025 Uncommitted Facility.

On June 25, 2024, we entered into a $400 million uncommitted credit facility (the 2024 Uncommitted Facility) with Phillips 66 Company as the borrower and Phillips 66 as the guarantor. The 2024 Uncommitted Facility contains covenants and events of default customary for unsecured uncommitted facilities. The 2024 Uncommitted Facility has no commitment fees or compensating balance requirements. Outstanding borrowings under the 2024 Uncommitted Facility bear interest at a rate of either (a) the adjusted term SOFR, (b) the adjusted daily simple SOFR or (c) the reference rate, in each case plus the applicable margin. Each borrowing matures six months from the date of such borrowing. We may at any time prepay outstanding borrowings, in whole or in part, without premium or penalty. At September 30, 2025, and December 31, 2024, $400 million of borrowings were outstanding under the 2024 Uncommitted Facility.

On February 28, 2024, we entered into a new $5 billion revolving credit agreement (the Facility) with Phillips 66 Company as the borrower and Phillips 66 as the guarantor and a scheduled maturity date of February 28, 2029. The Facility replaced our previous $5 billion revolving credit facility dated as of June 23, 2022, with Phillips 66 Company as the borrower and Phillips 66 as the guarantor, and the previous revolving credit facility was terminated. The Facility contains customary covenants similar to the previous revolving credit facility, including a maximum consolidated net debt-to-capitalization ratio of 65% as of the last day of each fiscal quarter. The Facility has customary events of default, such as nonpayment of principal when due; nonpayment of interest, fees or other amounts after grace periods; and violation of covenants. We may at any time prepay outstanding borrowings under the Facility, in whole or in part, without premium or penalty. We have the option to increase the overall capacity to $6 billion, subject to certain conditions. We also have the option to extend the scheduled maturity of the Facility for up to two additional one-year terms, subject to, among other things, the consent of the lenders holding the majority of the commitments and of each lender extending its commitment. Outstanding borrowings under the Facility bear interest at either: (a) the adjusted term SOFR (as described in the Facility) in effect from time to time plus the applicable margin; or (b) the reference rate (as described in the Facility) plus the applicable margin. The pricing levels for the commitment fee and interest-rate margins are determined based on the ratings in effect for our senior unsecured long-term debt from time to time. At September 30, 2025, and December 31, 2024, no amount had been drawn under the Facility.

Phillips 66 also has a $5 billion uncommitted commercial paper program for short-term working capital needs that is supported by the Facility. Commercial paper maturities are contractually limited to less than one year. At September 30, 2025, we had $897 million borrowings outstanding under this program, while at December 31, 2024, $435 million of commercial paper had been issued under this program.

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

Total Committed Capacity Available
At September 30, 2025, and December 31, 2024, we had approximately $5.2 billion and $4.6 billion, respectively, of total committed capacity available under the credit facilities described above.

Pending Marketing Divestiture
On May 15, 2025, we entered into a definitive agreement to divest 65% of our equity interest in Germany and Austria Marketing for expected pre-tax cash proceeds of approximately $1.6 billion (1.5 billion Euros), subject to purchase price adjustments for working capital and certain long-term liabilities on the closing date. We will retain a 35% non-operating equity interest in Germany and Austria Marketing through a joint venture, which will be formed prior to the closing of the transaction. We expect to close this transaction in the fourth quarter of 2025, subject to customary closing conditions. See Note 23—Assets Held for Sale in the Notes to Consolidated Financial Statements for additional information.

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

Availability of Debt Financing
In September 2025, Moody’s Ratings announced a long-term credit rating change for the company to Baa1 from A3 and affirmed the P-2 rating assigned to the company’s commercial paper program. The outlook has been changed to stable from negative. Standard & Poor’s currently rates the company’s long-term debt at BBB+ with a stable outlook and commercial paper at A-2. Both agencies’ ratings are considered investment grade. Failure to maintain investment grade ratings could prohibit us from accessing the commercial paper market. However, a rating downgrade by one or both rating agencies would not trigger an automatic default under any of our corporate debt and we would expect to maintain access to funds under our existing liquidity facilities.

Off-Balance Sheet Arrangements

Lease Residual Value Guarantees
Under the operating lease agreement on our headquarters facility in Houston, Texas, we had the option at the end of the existing lease term to request to renew the lease, purchase the facility or assist the lessor in marketing it for resale. In September 2025, we amended and extended the lease term to September 2030. Under the new operating lease agreement, we have a residual value guarantee with a maximum potential future exposure of $404 million at September 30, 2025. We also have residual value guarantees associated with railcar, airplane and truck leases with maximum potential future exposures totaling $174 million. These leases have remaining terms of one to ten years.

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

The draft EIS process resumed in August 2022, and in September 2023, the USACE published its draft EIS for public comment. The USACE identified five potential outcomes but did not indicate which one it preferred. The options comprise two “no action” alternatives where the USACE would deny an easement to Dakota Access and require it to shut down the pipeline and either remove the pipe from under Lake Oahe or allow the pipeline to be abandoned-in-place under the lake. The USACE also identified three “action” alternatives; two of them contemplate that the USACE would reissue the easement to Dakota Access under essentially the same terms as in 2017 with either the same or a larger volume of oil allowed through the pipeline, while the third alternative would require decommissioning of the current pipeline and construction of a new line 39 miles upstream from the current location.

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

In October 2024, the Tribe filed another lawsuit against the USACE in federal district court in Washington, D.C., again challenging USACE’s allowance of pipeline operations while the EIS process proceeds. In this lawsuit, the Tribe purports to introduce new evidence regarding the pipeline’s proximity to a reservoir and attempts to relitigate arguments about the need for injunctive relief to support its position that the Supreme Court should halt pipeline operations. A consortium of 13 states has joined Dakota Access as intervenors. The consortium argues that the pipeline reduces pollution compared to other modes of transportation and that Dakota Access is integral to the health of regional energy and agriculture markets. The Tribe’s prior request for a shutdown was denied in May 2021. This latest lawsuit seeking a shutdown does not change the current deadline for the issuance of the final EIS. Motions to dismiss the latest lawsuit were filed by USACE, Dakota Access and Intervenors and opposed by the Tribe. On March 19, 2025, the Tribe filed a notice in support of its latest lawsuit, indicating three additional facts for the district court to consider when making its ruling on the lawsuit. These facts relate to events regarding Energy Transfer LP’s conduct and third-party actions against it. Subsequently, the Court dismissed this lawsuit, finding that the Tribe’s lawsuit was premature and cannot be refiled until after a final EIS is issued.

Dakota Access and ETCO have guaranteed repayment of senior unsecured notes issued by a wholly owned subsidiary of Dakota Access. On April 1, 2024, Dakota Access’ wholly owned subsidiary repaid $1 billion aggregate principal amount of its outstanding senior notes upon maturity. We funded our 25% share of the repayment, or $250 million, with a capital contribution of $171 million in March 2024, and $79 million of distributions we elected not to receive from Dakota

Access in the first quarter of 2024. At September 30, 2025, the aggregate principal amount outstanding of Dakota Access’ senior unsecured notes was $850 million.

In addition, Phillips 66 Partners LP (Phillips 66 Partners), a wholly owned subsidiary of Phillips 66, and its co-venturers in Dakota Access also provided a Contingent Equity Contribution Undertaking (CECU) in conjunction with the notes offering. Under the CECU, the co-venturers may be severally required to make proportionate equity contributions to Dakota Access if there is an unfavorable final judgment in the above-mentioned ongoing litigation. At September 30, 2025, our 25% share of the maximum potential equity contributions under the CECU was approximately $215 million. If the pipeline is required to cease operations, it may have a material adverse effect on our results of operations and cash flows. Should operations cease and Dakota Access and ETCO not have sufficient funds to pay its expenses, we also could be required to support our 25% share of the ongoing expenses, including scheduled interest payments on the notes of approximately $10 million annually, in addition to the potential obligations under the CECU at September 30, 2025.

See Note 7—Investments, Loans and Long-Term Receivables for additional information regarding our investments in Dakota Access and ETCO and Note 12—Guarantees for additional information regarding our guarantees, in the Notes to Consolidated Financial Statements.

Capital Requirements

Capital Expenditures and Investments
For information about our capital expenditures and investments, see the “Capital Spending” section below.

Debt Financing
Our debt balance at September 30, 2025, and December 31, 2024, was $21.8 billion and $20.1 billion, respectively. Our total debt-to-capital ratio was 44% and 41% at September 30, 2025, and December 31, 2024, respectively.

On June 27, 2025, DCP LP early redeemed the outstanding $525 million of its 5.375% Senior Notes due July 2025, with an aggregate principal amount of $825 million.

On February 18, 2025, upon maturity, Phillips 66 Partners repaid its 3.605% Senior Notes due February 2025, with an aggregate principal amount of $59 million.

Midstream Acquisition
During the second quarter of 2025, we completed the Coastal Bend acquisition, for total consideration of $2.2 billion, net of cash acquired. This acquisition was funded with cash and borrowings under our short-term liquidity facilities. See Note 3—Business Combinations, in the Notes to Consolidated Financial Statements for additional information.

Subsequent Refining Acquisition
On September 9, 2025, we entered into a definitive agreement to acquire the remaining 50% ownership interest in WRB from subsidiaries of Cenovus Energy Inc. The transaction closed on October 1, 2025, for total cash consideration of $1.3 billion, subject to post-closing adjustments. This acquisition was funded with cash and borrowings under our short-term liquidity facilities.

Dividends
On April 21, 2025, our Board of Directors declared a quarterly cash dividend of $1.20 per common share. This dividend was paid on June 2, 2025, to shareholders of record as of the close of business on May 19, 2025. On July 10, 2025, our Board of Directors declared a quarterly cash dividend of $1.20 per common share. This dividend was paid on September 2, 2025, to shareholders of record as of the close of business on August 19, 2025. On October 8, 2025, our Board of Directors declared a quarterly cash dividend of $1.20 per common share. This dividend is payable on December 1, 2025, to shareholders of record as of the close of business on November 17, 2025.

Share Repurchases
Since July 2012, our Board of Directors has authorized an aggregate of $25 billion of repurchases of our outstanding common stock under our share repurchase program. Our share repurchase authorizations do not expire. Any future share repurchases will be made at the discretion of management and will depend on various factors including our share price, results of operations, financial condition and cash required for future business plans. For the nine months ended September 30, 2025, we repurchased 8 million shares at an aggregate cost of approximately $0.9 billion. Since July 2012, we have repurchased 246 million shares under our share repurchase program at an aggregate cost of $22.4 billion. Shares of stock repurchased are held as treasury shares.

Employee Benefit Plan Contributions
During the nine months ended September 30, 2025, we contributed $157 million to our U.S. pension and other postretirement benefit plans and $4 million to our international pension plans. We currently expect to make additional contributions of approximately $8 million to our U.S. pension and other postretirement benefit plans and approximately $2 million to our international pension plans during the remainder of 2025.

Capital Spending

	Millions of Dollars
	Nine Months Ended September 30
	2025	2024
Capital Expenditures and Investments*
Midstream	$947	523
Chemicals	—	—
Refining	469	386
Marketing and Specialties	75	53
Renewable Fuels	33	357
Corporate and Other	27	34
Total Capital Expenditures and Investments	$1,551	1,353

Selected Equity Affiliates**
CPChem	609	579
WRB	99	83
	$708	662
* Excludes, Acquisitions net of cash acquired.
** Our share of joint ventures’ capital spending.

Midstream
During the first nine months of 2025, capital spending in our Midstream segment was $947 million and included:

•Continued development and completion of a second Dos Picos gas plant, further expanding our operations in the Permian Basin.

•Gathering and processing projects to further align our wellhead-to-market strategy.

•Spending associated with other reliability and maintenance projects in our Transportation and NGL businesses.

Chemicals
During the first nine months of 2025, on a 100% basis, CPChem’s capital expenditures and investments were $1,218 million. Capital spending was primarily for the development of petrochemical projects on the U.S. Gulf Coast and in the Middle East, as well as sustaining, debottlenecking and optimization projects on existing assets. CPChem’s capital program was self-funded, and we expect CPChem to continue self-funding its capital program for the remainder of 2025.

Refining
Capital spending for the Refining segment during the first nine months of 2025 was $469 million. Major capital activities included spend to improve reliability at our refineries and installation of facilities to improve market capture, product value and utilization; such as our recently completed Sweeny Crude Flex project.

Marketing and Specialties
Capital spending for the M&S segment during the first nine months of 2025 was $75 million, primarily for the continued development and enhancement of retail sites in Europe, marketing-related information technology enhancements, spend associated with marketing and commercial fleet fueling businesses on the U.S. West Coast and reliability and maintenance projects for our Specialties business.

Renewable Fuels
Capital spending for the Renewable Fuels segment during the first nine months of 2025 was $33 million. The capital spending was focused on increasing reliability, debottlenecking opportunities and improving feed flexibility on existing assets.

Corporate and Other
Capital spending for Corporate and Other during the first nine months of 2025 was $27 million, primarily related to information technology.

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

Propel Fuels Litigation
In late 2017, as part of Phillips 66 Company’s evaluation of various opportunities in the renewable fuels business, Phillips 66 Company engaged with Propel Fuels, Inc. (Propel Fuels), a California company that distributes E85 and other alternative fuels through fueling kiosks. Ultimately, the parties were not able to reach an agreement, and negotiations were terminated in August 2018. On February 17, 2022, Propel Fuels filed a lawsuit in the Superior Court of California, County of Alameda (the Propel Court), alleging that Phillips 66 Company misappropriated trade secrets related to Propel Fuels’ renewable fuels business during and after due diligence. On October 16, 2024, a jury returned a verdict against Phillips 66 Company for $604.9 million in compensatory damages and issued a willfulness finding. Based on the willfulness finding, Propel Fuels asked the Propel Court to award $1.2 billion in exemplary damages, and Phillips 66 Company filed a brief in opposition to that request. A hearing on exemplary damages was held on March 4, 2025. On August 5, 2025, the Propel Court entered a final judgment against Phillips 66 Company in the amount of $833 million. The judgment includes the $604.9 million jury verdict, $195 million of exemplary damages, and $33.3 million of pre-judgment interest at 7%. Post-judgment interest of 10% is accruing from the date of the final judgment. On August 25, 2025, Phillips 66 Company filed three post-trial motions requesting that the Propel Court render judgment in favor of Phillips 66 Company, grant a new trial, and/or reduce the damages award. On October 20, 2025, the Propel Court denied Phillips 66 Company’s motions. On October 24, 2025, Propel Fuels filed additional motions with the Propel Court seeking attorney’s fees and costs. Phillips 66 will file its opposition and once the record on this issue is complete, the Propel Court will rule on these motions. Phillips 66 Company denies any wrongdoing and intends to vigorously defend its position. As a result of the August 2025 final judgment and the October 2024 jury verdict, our recorded accruals totaled $846 million and $604.9 million which are included within the “Selling, general and administrative expenses” line on our consolidated statement of income for the periods ending September 30, 2025 and 2024, respectively, and are reported in the M&S segment. The accrued amounts are reflected as “Other liabilities and deferred credits” on our consolidated balance sheet as of September 30, 2025, and December 31, 2024, respectively. However, it is reasonably possible that the estimate of the loss could change based on the progression of the case, including the appeals process. If information were to become available that would allow us to reasonably estimate a range of potential exposure in an amount higher or lower than the amount already accrued, we would adjust our accrued liabilities accordingly. While Phillips 66 Company believes the jury verdict is not legally or factually supported and intends to pursue post-judgment remedies and file an appeal, there can be no assurances that such defense efforts will be successful. Until the final resolution of this matter, we may be exposed to losses in excess of the amount recorded, and such amounts may have a material adverse effect on our financial position.

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

We are required to purchase Renewable Identification Numbers (RINs) in the open market to satisfy the portion of our obligation under the Renewable Fuel Standard (RFS) that is not fulfilled by blending renewable fuels into the motor fuels we produce. For the nine months ended September 30, 2025, we were able to fully satisfy our obligations under the RFS through producing and blending renewable fuels into the motor fuel we produce. For the nine months ended September 30, 2024, we incurred expenses of $23 million associated with our obligation to purchase RINs in the open market to comply with the RFS for our wholly owned refineries. These expenses are included within the “Purchased crude oil and products” line item on our consolidated statement of income. Our jointly owned refineries also incurred expenses associated with the purchase of RINs in the open market, of which our share was $280 million and $180 million for the nine months ended September 30, 2025 and 2024, respectively. These expenses are included within the “Equity in earnings of affiliates” line item on our consolidated statement of income. The amount of these expenses and fluctuations between periods is primarily driven by the market price of RINs, refinery and renewable fuels production, blending activities and renewable volume obligation requirements.

We occasionally receive requests for information or notices of potential liability from the Environmental Protection Agency (EPA) and state environmental agencies alleging that we are a potentially responsible party under the Federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or an equivalent state statute. On occasion, we also have been made a party to cost recovery litigation by those agencies or by private parties. These requests, notices and lawsuits assert potential liability for remediation costs at various sites that typically are not owned by us, but allegedly contain wastes attributable to our past operations. At June 30, 2025, we reported that we had been notified of potential liability under CERCLA and comparable state laws at 17 sites within the United States and Puerto Rico. There were no changes reported during the third quarter of 2025, thus, leaving 17 unresolved sites with potential liability at September 30, 2025.

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

Climate Change
There has been a broad range of proposed or promulgated state, national and international laws focusing on greenhouse gas (GHG) emissions reduction, including various regulations proposed or issued by the EPA. These proposed or promulgated laws apply or could apply in states and/or countries where we have interests or may have interests in the future. Laws regulating GHG emissions continue to evolve, and while it is not possible to accurately estimate either a timetable for implementation or our future compliance costs relating to implementation, such laws potentially could have a material impact on our results of operations and financial condition as a result of increasing costs of compliance, lengthening project implementation and agency reviews or reducing demand for certain hydrocarbon products.

For examples of legislation and regulation or precursors for possible regulation that do or could affect our operations, see the “Climate Change” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2024 Annual Report on Form 10-K.

We consider and take into account anticipated future GHG emissions in designing and developing major facilities and projects, and we implement energy efficiency initiatives to reduce GHG emissions. Data on our GHG emissions, legal requirements regulating such emissions and the possible physical effects of climate change on our coastal assets are incorporated into our planning, investment and risk management decision-making. We are working to continuously improve operational and energy efficiency through resource and energy conservation efforts throughout our operations.

GUARANTOR FINANCIAL INFORMATION

We have various cross guarantees between Phillips 66 and its wholly owned subsidiary Phillips 66 Company (together, the Obligor Group) with respect to publicly held debt securities. Phillips 66 conducts substantially all of its operations through subsidiaries, including Phillips 66 Company, and those subsidiaries generate substantially all of its operating income and cash flow. Phillips 66 has fully and unconditionally guaranteed the payment obligations of Phillips 66 Company with respect to its publicly held debt securities. In addition, Phillips 66 Company has fully and unconditionally guaranteed the payment obligations of Phillips 66 with respect to its publicly held debt securities. All guarantees are full and unconditional. At September 30, 2025, $16.4 billion of publicly held debt securities has been guaranteed by the Obligor Group.

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

The summarized results of operations for the nine months ended September 30, 2025, and the summarized financial position at September 30, 2025, and December 31, 2024, for the Obligor Group on a combined basis were:

Summarized Combined Statement of Loss	Millions of Dollars
Nine Months Ended September 30, 2025
Sales and other operating revenues	$71,822
Revenues and other income—non-guarantor subsidiaries	7,936
Purchased crude oil and products—third parties	42,018
Purchased crude oil and products—related parties	12,340
Purchased crude oil and products—non-guarantor subsidiaries	19,605
Loss before income taxes	(2,453)
Net loss	(1,926)

Summarized Combined Balance Sheet	Millions of Dollars
	September 30 2025	December 31 2024
Accounts and notes receivable—third parties	$768	1,229
Accounts and notes receivable—related parties	1,309	1,422
Due from non-guarantor subsidiaries, current	2,173	3,102
Total current assets*	11,375	10,228
Investments and long-term receivables	9,770	10,640
Net properties, plants and equipment	11,144	12,186
Goodwill	906	1,047
Due from non-guarantor subsidiaries, noncurrent	326	1,171
Other assets associated with non-guarantor subsidiaries	1,057	1,306
Total noncurrent assets	25,648	28,380
Total assets	37,023	38,608

Due to non-guarantor subsidiaries, current	$5,583	5,398
Total current liabilities	15,618	14,236
Long-term debt	15,911	14,969
Due to non-guarantor subsidiaries, noncurrent	8,560	8,319
Total noncurrent liabilities	31,382	29,640
Total liabilities	47,000	43,876
Total equity	(9,977)	(5,268)
Total liabilities and equity	37,023	38,608
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

The GAAP performance measure most directly comparable to realized refining margin per barrel is the Refining segment’s “income (loss) before income taxes per barrel.” Realized refining margin per barrel excludes items that are typically included in a manufacturer’s gross margin, such as depreciation and operating expenses and other items used to determine income (loss) before income taxes, such as general and administrative expenses. It also includes our proportional share of joint venture refineries’ realized refining margins and excludes special items. Because realized refining margin per barrel is calculated in this manner, and because realized refining margin per barrel may be defined differently by other companies in our industry, it has limitations as an analytical tool. Following are reconciliations of income (loss) before income taxes to realized refining margins:

	Millions of Dollars, Except as Indicated
Realized Refining Margins	Atlantic Basin/ Europe	Gulf Coast	Central Corridor	West Coast	Worldwide

Three Months Ended September 30, 2025
Income (loss) before income taxes	$250	119	(580)	(307)	(518)
Plus:
Taxes other than income taxes	17	26	26	21	90
Depreciation, amortization and impairments	56	66	992	281	1,395
Selling, general and administrative expenses	7	7	18	8	40
Operating expenses	249	256	162	242	909
Equity in (earnings) losses of affiliates	2	—	(33)	—	(31)
Other segment (income) expense, net	(1)	—	1	7	7
Proportional share of refining gross margins contributed by equity affiliates	24	—	238	—	262
Realized refining margins	$604	474	824	252	2,154

Total processed inputs (thousands of barrels)	50,624	54,239	28,113	20,403	153,379
Adjusted total processed inputs (thousands of barrels)*	50,624	54,239	52,127	20,403	177,393

Income (loss) before income taxes per barrel (dollars per barrel)**	$4.94	2.19	(20.61)	(15.06)	(3.38)
Realized refining margins (dollars per barrel)***	11.94	8.74	15.82	12.31	12.15

Three Months Ended September 30, 2024
Income (loss) before income taxes	$(61)	(102)	308	(253)	(108)
Plus:
Taxes other than income taxes	24	26	27	23	100
Depreciation, amortization and impairments	53	69	41	67	230
Selling, general and administrative expenses	14	8	27	11	60
Operating expenses	253	304	124	241	922
Equity in (earnings) losses of affiliates	2	(1)	11	—	12
Other segment (income) expense, net	(25)	6	8	7	(4)
Proportional share of refining gross margins contributed by equity affiliates	21	—	172	—	193
Realized refining margins	$281	310	718	96	1,405

Total processed inputs (thousands of barrels)	47,819	48,609	27,025	21,987	145,440
Adjusted total processed inputs (thousands of barrels)*	47,819	48,609	50,536	21,987	168,951

Income (loss) before income taxes per barrel (dollars per barrel)**	$(1.27)	(2.10)	11.38	(11.51)	(0.74)
Realized refining margins (dollars per barrel)***	5.87	6.39	14.19	4.34	8.31
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

	Millions of Dollars, Except as Indicated
Realized Refining Margins	Atlantic Basin/ Europe	Gulf Coast	Central Corridor	West Coast	Worldwide

Nine Months Ended September 30, 2025
Income (loss) before income taxes	$100	(113)	(238)	(845)	(1,096)
Plus:
Taxes other than income taxes	59	85	77	73	294
Depreciation, amortization and impairments	165	205	1,077	851	2,298
Selling, general and administrative expenses	21	21	54	22	118
Operating expenses	903	894	456	578	2,831
Equity in losses of affiliates	6	—	70	—	76
Other segment (income) expense, net	(40)	1	(39)	33	(45)
Proportional share of refining gross margins contributed by equity affiliates	67	—	570	—	637
Realized refining margins	$1,281	1,093	2,027	712	5,113

Total processed inputs (thousands of barrels)	138,610	143,556	83,992	63,679	429,837
Adjusted total processed inputs (thousands of barrels)*	138,610	143,556	151,879	63,679	497,724

Income (loss) before income taxes per barrel (dollars per barrel)**	$0.72	(0.79)	(2.82)	(13.28)	(2.55)
Realized refining margins (dollars per barrel)***	9.24	7.61	13.35	11.17	10.27

Nine Months Ended September 30, 2024
Income (loss) before income taxes	$32	60	764	(446)	410
Plus:
Taxes other than income taxes	63	83	77	72	295
Depreciation, amortization and impairments	156	195	129	267	747
Selling, general and administrative expenses	29	23	76	21	149
Operating expenses	768	874	409	708	2,759
Equity in (earnings) losses of affiliates	5	(2)	(132)	—	(129)
Other segment (income) expense, net	6	8	(54)	5	(35)
Proportional share of refining gross margins contributed by equity affiliates	86	—	698	—	784
Special items:
Legal settlement	—	(7)	—	—	(7)
Realized refining margins	$1,145	1,234	1,967	627	4,973

Total processed inputs (thousands of barrels)	145,275	147,305	80,677	67,179	440,436
Adjusted total processed inputs (thousands of barrels)*	145,275	147,305	149,253	67,179	509,012

Income (loss) before income taxes per barrel (dollars per barrel)**	$0.22	0.41	9.47	(6.64)	0.93
Realized refining margins (dollars per barrel)***	7.88	8.38	13.18	9.33	9.77
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

	Millions of Dollars, Except as Indicated
	Three Months Ended September 30, 2025		Three Months Ended September 30, 2024
	U.S.	International	U.S.	International
Realized Marketing Fuel Margins
Income (loss) before income taxes	$34	155	(262)	143
Plus:
Depreciation and amortization	11	5	9	20
Selling, general and administrative expenses	460	63	823	64
Equity in earnings of affiliates	(13)	(1)	(10)	(30)
Other operating revenues*	(129)	(9)	(127)	(11)
Other expense, net	13	—	14	2
Special items:
Net gain on asset disposition	—	(15)	—	—
Marketing margins	376	198	447	188
Less: margin for nonfuel related sales	—	15	—	14
Realized marketing fuel margins	$376	183	447	174

Total fuel sales volumes (thousands of barrels)	184,435	34,035	182,823	28,207

Income (loss) before income taxes per barrel (dollars per barrel)	$0.18	4.55	(1.43)	5.07
Realized marketing fuel margins (dollars per barrel)**	2.04	5.37	2.45	6.19
* Includes other nonfuel revenues.
** Realized marketing fuel margins per barrel, as presented, are calculated using the underlying realized marketing fuel margin amounts, in dollars, divided by sales volumes, in barrels. As such, recalculated per barrel amounts using the rounded margins and barrels presented may differ from the presented per barrel amounts.

	Millions of Dollars, Except as Indicated
	Nine Months Ended September 30, 2025		Nine Months Ended September 30, 2024
	U.S.	International	U.S.	International
Realized Marketing Fuel Margins
Income before income taxes	$574	1,328	203	369
Plus:
Depreciation and amortization	36	20	28	56
Selling, general and administrative expenses	865	200	1,226	191
Equity in earnings of affiliates	(31)	(10)	(24)	(83)
Other operating revenues*	(355)	(29)	(358)	(26)
Other expense, net	34	3	39	15
Special items:
Net gain on asset dispositions	—	(943)	—	—
Legal settlement	—	—	(59)	—
Marketing margins	1,123	569	1,055	522
Less: margin for nonfuel related sales	—	47	—	43
Realized marketing fuel margins	$1,123	522	1,055	479

Total fuel sales volumes (thousands of barrels)	533,525	90,606	550,490	84,690

Income before income taxes per barrel (dollars per barrel)	$1.08	14.66	0.37	4.36
Realized marketing fuel margins (dollars per barrel)**	2.10	5.76	1.92	5.66
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
We based these forward-looking statements on our current expectations, estimates and projections about us, our operations, our joint ventures and entities in which we have equity interests, as well as the industries in which we and they operate and our sustainability-related plans and goals. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report, as they are not guarantees of future performance and involve assumptions that, while made in good faith, may prove to be incorrect and involve risks and uncertainties we cannot predict. In addition, we based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, our actual outcomes and results may differ materially from what we have expressed or forecasted in any forward-looking statement. Our sustainability-related goals are not guarantees or promises and may change. Statements regarding our goals are not guarantees or promises that they will be met. The information included in, and any issues identified as material for purposes of, our sustainability reports shall not be considered material for U.S. Securities and Exchange Commission reporting purposes. Factors that could cause actual results to differ materially from those in our forward-looking statements include:
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
•Our sustainability goals, including reducing our GHG emissions intensity, developing and protecting new technologies and commercializing lower-carbon opportunities.
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
•Changes in estimates or projections used to assess fair value of intangible assets, goodwill and properties, plants and equipment and/or strategic decisions or other developments with respect to our asset portfolio that cause impairment charges.
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
•The factors generally described in Item 1A.—Risk Factors in our 2024 Annual Report on Form 10-K.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our commodity price risk and interest rate risk at September 30, 2025, did not differ materially from the risks disclosed under Item 7A of our 2024 Annual Report on Form 10-K.

Item 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file or submit under the Act, is recorded, processed, summarized and reported within the time periods specified in U.S. Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. As of September 30, 2025, with the participation of management, our Chairman and Chief Executive Officer and our Executive Vice President and Chief Financial Officer carried out an evaluation, pursuant to Rule 13a-15(b) of the Act, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our Chairman and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of September 30, 2025.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, in the quarterly period ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

From time to time, we may be involved in litigation and claims arising out of our operations in the normal course of business. Additionally, we have elected a $1 million threshold to disclose certain proceedings arising under federal, state or local environmental laws when a governmental authority is a party to the proceedings. During the third quarter of 2025, there were no new matters and one material development with respect to matters previously reported. Except as previously reported, we do not believe we are subject to any matters, individually or in the aggregate, that would have a material adverse effect on our business, financial condition, results of operations or cash flows.

Further, our U.S. refineries are implementing two separate consent decrees, regarding alleged violations of the Federal Clean Air Act, with the EPA, five states and one local air pollution agency. Some of the requirements and limitations contained in the decrees provide for stipulated penalties for violations. Stipulated penalties under the decrees are not automatic but must be requested by one of the agency signatories. As part of periodic reports under the decrees or other reports required by permits or regulations, we occasionally report matters that could be subject to a request for stipulated penalties. If a specific request for stipulated penalties meeting the reporting threshold set forth in U.S. Securities and Exchange Commission rules is made pursuant to these decrees based on a given reported exceedance, we will separately report that matter and the amount of the proposed penalty.

Matters Previously Reported (unresolved or resolved since the Quarterly Report on Form 10-Q for the quarter ended June 30, 2025)
As described further in the “Legal Proceedings” section of Note 13—Contingencies and Commitments, in the Notes to Consolidated Financial Statements, on February 17, 2022, Propel Fuels, Inc. (Propel Fuels) filed a lawsuit in the Superior Court of California, County of Alameda (the Propel Court), alleging that Phillips 66 Company misappropriated trade secrets related to Propel Fuels’ renewable fuels business. On October 16, 2024, a jury returned a verdict against Phillips 66 Company for $604.9 million in compensatory damages and issued a willfulness finding. Based on the willfulness finding, Propel Fuels asked the Propel Court to award $1.2 billion in exemplary damages, and Phillips 66 Company filed a brief in opposition to that request. A hearing on exemplary damages was held on March 4, 2025. On August 5, 2025, the Propel Court entered a final judgment against Phillips 66 Company in the amount of $833 million. The judgment includes the $604.9 million jury verdict, $195 million of exemplary damages, and $33.3 million of pre-judgment interest at 7%. Post-judgment interest of 10% is accruing from the date of the final judgment. On August 25, 2025, Phillips 66 Company filed three post-trial motions requesting that the Propel Court render judgment in favor of Phillips 66 Company, grant a new trial, and/or reduce the damages award. On October 20, 2025, the Propel Court denied Phillips 66 Company’s motions. On October 24, 2025, Propel Fuels filed additional motions with the Propel Court seeking attorney’s fees and costs. Phillips 66 will file its opposition and once the record on this issue is complete, the Propel Court will rule on these motions. Phillips 66 Company denies any wrongdoing and intends to vigorously defend its position. While Phillips 66 Company believes the jury verdict is not legally or factually supported and intends to pursue post-judgment remedies and file an appeal, there can be no assurances that such defense efforts will be successful. Until the final resolution of this matter, we may be exposed to losses in excess of the amount recorded, and such amounts may have a material adverse effect on our financial position.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

				Millions of Dollars
Period	Total Number of Shares Purchased*	Average Price Paid per Share**	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs***	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2025	721,508	$128.27	721,508	$2,760
August 1-31, 2025	713,291	125.20	713,291	2,671
September 1-30, 2025	638,643	134.30	638,643	2,585
Total	2,073,442	$129.07	2,073,442
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

Item 5. OTHER INFORMATION

Insider Trading Arrangements

During the quarter ended September 30, 2025, no director or Section 16 officer adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.

3.1	Amended and Restated Certificate of Incorporation of Phillips 66.	8-K	3.1	05/01/2012	001-35349

3.2	Amended and Restated By-Laws of Phillips 66.	8-K	3.1	12/09/2022	001-35349

4.1	Subordinated Indenture, dated as of September 18, 2025, among Phillips 66 Company, as issuer, Phillips 66, as guarantor, and U.S. Bank Trust Company, National Association, as trustee, in respect of subordinated debt securities of Phillips 66 Company.	8-K	4.1	9/18/2025	001-35349

4.2	Form of the terms of the 5.875% Series A Junior Subordinated Notes due 2056, including the form of the 5.875% Series A Junior Subordinated Notes due 2056.	8-K	4.2	9/18/2025	001-35349

4.3	Form of the terms of the 6.200% Series B Junior Subordinated Notes due 2056, including the form of the 6.200% Series B Junior Subordinated Notes due 2056.	8-K	4.3	9/18/2025	001-35349

10.1	Third Amendment to Receivables Purchase and Financing Agreement, dated as of September 29, 2025, among Phillips 66 Receivables LLC, the persons from time to time party thereto as Purchaser/Lenders, PNC Bank, National Association, as Administrative Agent, Phillips 66 Company, as servicer, and PNC Capital Markets LLC, as structuring agent.	8-K	10.1	9/30/2025	001-35349

10.2*	First Amendment to the Phillips 66 Key Employee Supplemental Retirement Plan**

22*	List of Guarantor Subsidiaries.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32***	Certifications pursuant to 18 U.S.C. Section 1350.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Schema Document.

101.CAL*	Inline XBRL Calculation Linkbase Document.

101.LAB*	Inline XBRL Labels Linkbase Document.

101.PRE*	Inline XBRL Presentation Linkbase Document.

101.DEF*	Inline XBRL Definition Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

Date: October 29, 2025