Form 10-K
period 2025-12-31
Phillips 66
filed 2026-02-20
CIK 1534701

2025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	December 31, 2025
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to
Commission file number: 001-35349

Phillips 66
(Exact name of registrant as specified in its charter)

Delaware	45-3779385
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
The aggregate market value of common stock held by non-affiliates of the registrant on June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price on that date of $119.30, was $48.2 billion. The registrant, solely for the purpose of this required presentation, had deemed its Board of Directors and executive officers to be affiliates, and deducted their stockholdings in determining the aggregate market value.
The registrant had 400,744,022 shares of common stock outstanding at January 31, 2026.
Documents incorporated by reference:
Portions of the Proxy Statement for the Registrant’s 2026 Annual Meeting of Shareholders.

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

Operating Segments

Our businesses are organized into five operating segments:

1)Midstream—Provides crude oil and refined petroleum product transportation, terminaling and storage services, as well as natural gas and natural gas liquids (NGL) gathering, processing, transportation, fractionation, storage and marketing services in the United States. In addition, this segment exports liquefied petroleum gas (LPG) to global markets.
2)Chemicals—Consists of our 50% equity investment in Chevron Phillips Chemical Company LLC (CPChem), which manufactures and markets petrochemicals and plastics on a worldwide basis.
3)Refining—Refines crude oil and other feedstocks into petroleum products, such as gasoline and distillates, including aviation fuels. At December 31, 2025, this segment included 10 refineries in the United States and Europe.
4)Marketing and Specialties (M&S)—Purchases for resale and markets refined products, mainly in the United States and Europe. In addition, this segment includes the manufacturing and marketing of base oils and lubricants.
5)Renewable Fuels—Processes renewable feedstocks into renewable products at the Rodeo Renewable Energy Complex (Rodeo Complex) and at our Humber Refinery. In addition, this segment includes the global activities to procure renewable feedstocks, manage certain regulatory credits, and market renewable fuels.

Corporate and Other includes general corporate overhead, interest income, interest expense, our investment in research of new technologies, business transformation restructuring costs, our investment in NOVONIX Limited (NOVONIX), and various other corporate activities. Corporate assets include all cash, cash equivalents, income tax-related assets and enterprise information technology assets. Effective in the first quarter of 2026, activities associated with decommissioning and redeveloping at our idled Los Angeles Refinery will be included in Corporate and Other. See Note 4—Restructuring, in the Notes to Consolidated Financial Statements for additional information.

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

At December 31, 2025, our Midstream segment owned or held partial interests in approximately 70,000 miles of crude oil, refined petroleum product, NGL and natural gas pipeline systems; 39 refined petroleum product terminals; 35 natural gas gathering and processing plants; 15 crude oil terminals; 10 NGL fractionation facilities; six NGL terminals; a petroleum coke exporting facility; and various other storage and loading facilities that are located in the United States.

Acquisitions
On April 1, 2025, we acquired all issued and outstanding equity interests in each of EPIC Y-Grade GP, LLC and EPIC Y-Grade, LP, together with their respective subsidiaries (collectively referred to herein as Coastal Bend), which own various long haul NGL pipelines, fractionation facilities and distribution systems.

See Note 5—Business Combinations, in the Notes to Consolidated Financial Statements for additional information regarding the Coastal Bend acquisition.

Investment Disposition
On January 30, 2025, DCP Midstream, LP (DCP LP), a consolidated subsidiary in which we hold an aggregate direct and indirect economic interest of 86.8%, sold its 25% ownership interest in Gulf Coast Express Pipeline LLC.

See Note 9—Investments, Loans and Long-Term Receivables, in the Notes to Consolidated Financial Statements for additional information regarding the above disposition.

Transportation

We own, hold partial interests in, or lease various assets to provide transportation, terminaling and storage services. These assets include crude oil, refined petroleum product, NGL, and natural gas pipeline systems; crude oil, refined petroleum product and NGL terminals; a petroleum coke handling facility; marine vessels; railcars and trucks.

Pipelines and Terminals

The following table depicts our ownership interest in major pipeline systems included in our Transportation business at December 31, 2025:

Name	State of Origination/Terminus	Interest	Length (Miles)	Gross Capacity (MB/D)*
Crude Oil
Bakken Pipeline	North Dakota/Texas	25%	1,918	750
Bayou Bridge	Texas/Louisiana	40	213	480
Clifton Ridge	Louisiana	100	10	260
CushPo	Oklahoma	100	62	130
Glacier	Montana	79	800	124
Gray Oak Pipeline	Texas	7	862	900
Line 100	California	100	79	61
Line 200	California	100	228	100
Line 300	California	100	61	34
Line 400	California	100	153	46
Line O	Oklahoma/Texas	100	276	38
New Mexico Crude	New Mexico/Texas	100	227	106
Oklahoma Crude	Texas/Oklahoma	100	217	100
STACK PL	Oklahoma	50	149	150
Sweeny Crude	Texas	100	56	617
West Texas Crude	Texas	100	1,079	140
*Thousands of barrels daily (MB/D).

Name	State of Origination/Terminus	Interest	Length (Miles)	Gross Capacity (MB/D)
Refined Petroleum Products
ATA Line	Texas/New Mexico	50%	293	40
Borger to Amarillo	Texas	100	93	74
Borger-Denver	Texas	100	38	39
Borger-Denver	Texas/Colorado	65	207	39
Borger-Denver	Colorado	70	152	39
Cherokee East	Oklahoma/Missouri	100	320	59
Cherokee North	Oklahoma/Kansas	100	29	55
Cherokee South	Oklahoma	100	98	47
Cross Channel Connector	Texas	100	5	197
Explorer	Texas/Indiana	22	1,830	660
Gold Line	Texas/Illinois	100	686	120
Heartland*	Kansas/Iowa	50	49	30
LAX Jet Line	California	50	19	41
Los Angeles Products	California	100	22	132
Paola Products	Kansas	100	106	120
Pioneer	Wyoming/Utah	50	562	63
Powder River	Colorado/Texas	100	350	13
Richmond	California	100	14	31
SAAL	Texas	33	102	32
SAAL	Texas	54	19	30
Seminoe	Montana/Wyoming	100	342	50
Standish	Oklahoma/Kansas	100	92	77
Sweeny to Pasadena	Texas	100	120	348
Torrance Products	California	100	8	279
Watson Products	California	100	9	238
Yellowstone	Montana/Washington	46	710	68
NGL
Blue Line	Texas/Illinois	100	688	26
Brown Line	Oklahoma/Kansas	100	76	26
Conway to Wichita	Kansas	100	55	26
Medford	Oklahoma	100	42	25
Skelly-Belvieu	Texas	50	571	45
TX Panhandle Y1/Y2	Texas	100	249	78
* Total pipeline system is 419 miles. Phillips 66 has an ownership interest in multiple segments totaling 49 miles.

The following table depicts our ownership interest in terminal and storage facilities included in our Transportation business at December 31, 2025:

Facility Name	Location	Commodity Handled	Interest	Gross Storage Capacity (MBbl)	Gross Rack Capacity (MB/D)
Albuquerque	New Mexico	Refined Petroleum Products	100%	274	20
Amarillo	Texas	Refined Petroleum Products	100	296	23
Beaumont	Texas	Crude Oil, Refined Petroleum Products	100	16,800	8
Billings	Montana	Refined Petroleum Products	100	81	12
Billings Crude	Montana	Crude Oil	100	236	N/A
Borger	Texas	Crude Oil	100	1,068	N/A
Bozeman	Montana	Refined Petroleum Products	100	134	5
Buffalo Crude	Montana	Crude Oil	100	303	N/A
Casper	Wyoming	Refined Petroleum Products	100	365	7
Clifton Ridge	Louisiana	Crude Oil	100	3,800	N/A
Coalinga	California	Crude Oil	100	817	N/A
Colton	California	Refined Petroleum Products	100	207	20
Cushing	Oklahoma	Crude Oil	100	675	N/A
Cut Bank	Montana	Crude Oil	100	315	N/A
Denver	Colorado	Refined Petroleum Products	100	441	43
Des Moines	Iowa	Refined Petroleum Products	50	217	12
East St. Louis	Illinois	Refined Petroleum Products	100	1,529	55
Glenpool	Oklahoma	Refined Petroleum Products	100	571	18
Great Falls	Montana	Refined Petroleum Products	100	198	6
Hartford	Illinois	Refined Petroleum Products	100	1,468	21
Helena	Montana	Refined Petroleum Products	100	195	5
Jefferson City	Missouri	Refined Petroleum Products	100	103	15
Junction	California	Crude Oil, Refined Petroleum Products	100	524	N/A
Kansas City	Kansas	Refined Petroleum Products	100	1,410	50
La Junta	Colorado	Refined Petroleum Products	100	99	5
Lake Charles Pipeline Storage	Louisiana	Refined Petroleum Products	50	3,143	N/A
Lincoln	Nebraska	Refined Petroleum Products	100	217	12
Linden	New Jersey	Refined Petroleum Products	100	360	95
Los Angeles	California	Refined Petroleum Products	100	156	80
Lubbock	Texas	Refined Petroleum Products	100	182	18
Medford Spheres	Oklahoma	NGL	100	70	N/A
Missoula	Montana	Refined Petroleum Products	50	365	14
Moses Lake	Washington	Refined Petroleum Products	50	216	10
Mount Vernon	Missouri	Refined Petroleum Products	100	365	40
North Salt Lake	Utah	Refined Petroleum Products	50	755	60
North Spokane	Washington	Refined Petroleum Products	100	492	N/A
Odessa	Texas	Crude Oil	100	521	N/A
Oklahoma City	Oklahoma	Crude Oil, Refined Petroleum Products	100	355	42

Facility Name	Location	Commodity Handled	Interest	Gross Storage Capacity (MBbl)	Gross Rack Capacity (MB/D)
Paola	Kansas	Refined Petroleum Products	100%	978	N/A
Pasadena	Texas	Refined Petroleum Products, NGL	100	3,558	70
Pecan Grove	Louisiana	Lubricant Base Stocks, Refined Petroleum Products	100	177	N/A
Ponca City	Oklahoma	Refined Petroleum Products	100	63	22
Ponca City Crude	Oklahoma	Crude Oil	100	1,229	N/A
Portland	Oregon	Refined Petroleum Products	100	650	38
Renton	Washington	Refined Petroleum Products	100	243	19
Richmond	California	Refined Petroleum Products	100	343	30
Rock Springs	Wyoming	Refined Petroleum Products	100	132	8
Sacramento	California	Refined Petroleum Products	100	146	12
Santa Margarita	California	Crude Oil	100	398	N/A
Sheridan	Wyoming	Refined Petroleum Products	100	94	6
Spokane	Washington	Refined Petroleum Products	100	351	20
Tacoma	Washington	Refined Petroleum Products	100	316	19
Torrance	California	Crude Oil, Refined Petroleum Products	100	2,128	N/A
Tremley Point	New Jersey	Refined Petroleum Products	100	1,701	25
Westlake	Louisiana	Refined Petroleum Products	100	128	10
Wichita Falls	Texas	Crude Oil	100	225	N/A
Wichita North	Kansas	Refined Petroleum Products	100	769	20
Wichita South	Kansas	Refined Petroleum Products	100	272	N/A

The following table depicts our ownership interest in marine, rail and petroleum coke loading and offloading facilities included in our Transportation business at December 31, 2025:

Facility Name	Location	Commodity Handled	Interest	Gross Loading Capacity*
Marine
Beaumont	Texas	Crude Oil, Refined Petroleum Products	100%	85
Clifton Ridge	Louisiana	Crude Oil, Refined Petroleum Products	100	50
Hartford	Illinois	Refined Petroleum Products	100	3
Pecan Grove	Louisiana	Lubricant Base Stocks, Refined Petroleum Products	100	6
Portland	Oregon	Refined Petroleum Products	100	10
Richmond	California	Refined Petroleum Products	100	5
Tacoma	Washington	Crude Oil	100	12
Tremley Point	New Jersey	Refined Petroleum Products	100	7
Rail
Bayway	New Jersey	Crude Oil	100	75
Beaumont	Texas	Crude Oil	100	20
Ferndale	Washington	Crude Oil	100	35
Missoula	Montana	Refined Petroleum Products	50	41
Thompson Falls	Montana	Refined Petroleum Products	50	41
Petroleum Coke
Lake Charles	Louisiana	Petroleum Coke	50	N/A
* Marine facilities in thousands of barrels per hour (MB/h); Rail in thousands of barrels daily (MB/D).

Marine Vessels
At December 31, 2025, we had 28 international-flagged crude oil, refined product and NGL tankers under time charter contracts, with capacities ranging in size from 300,000 to 1,100,000 barrels.  We also had a variety of inland and offshore tug/barge units.  These vessels are used primarily to transport crude oil and other feedstocks, as well as refined products for our facilities. In addition, the NGL tankers are used to export propane and butane mainly from our owned facilities.

Truck and Rail
Our truck and rail fleets support our feedstock and distribution operations. Truck movements are provided through our wholly owned subsidiary, Sentinel Transportation LLC, and through numerous third-party trucking companies. Rail movements are provided via a fleet of approximately 8,900 owned or leased railcars.

NGL

At December 31, 2025, our NGL business owned or held partial interests in a diversified and integrated portfolio of assets across the wellhead-to-market value chain. Our portfolio includes natural gas gathering and processing plants, NGL and natural gas pipeline systems, and fractionators located in the United States. A significant portion of our business is conducted through DCP LP, a consolidated subsidiary in which we hold an aggregate direct and indirect economic interest of 86.8%.

Natural Gas Gathering and Processing
DCP LP’s gathering and processing assets are strategically located in some of the major producing regions in the United States, including the Permian Basin, the Denver-Julesburg Basin (DJ), the Midcontinent and Eagle Ford. We own or hold partial interests in 35 active natural gas processing plants that have a net nameplate processing capacity of 5 billion cubic feet per day (Bcf/d).

Pipeline Systems
In 2025, we acquired the Coastal Bend assets, which include pipelines. Together with our existing pipeline systems—such as those owned by DCP Sand Hills Pipeline, LLC (DCP Sand Hills) and DCP Southern Hills Pipeline, LLC (DCP Southern Hills), in which we hold a combined direct and indirect economic interest of 91.2%—these assets enhance takeaway capabilities for DCP LP’s gathering and processing operations in key U.S. production regions. They also provide access to customers and market outlets along the U.S. Gulf Coast, including Corpus Christi, Mont Belvieu, and our Sweeny fractionation and export facilities (known as the Sweeny Hub), all located in Texas.

Sweeny Hub Assets and NGL Fractionators
The Sweeny Hub is a U.S. Gulf Coast NGL market hub, consisting of four fractionators with an original nameplate fractionation capacity of 550,000 barrels per day (B/D), an LPG export terminal, and NGL storage caverns. As a result of engineering and optimization projects, the Sweeny Fractionators have demonstrated an expansion of nameplate capacity to fractionate 675,000 B/D. The fractionators are located adjacent to our Sweeny Refinery in Old Ocean, Texas, and supply purity ethane to the petrochemical industry and purity NGL to domestic and global markets. Raw NGL supply is delivered to the fractionators from nearby major pipelines, including the DCP Sand Hills pipeline system. The fractionators are supported by significant infrastructure including connectivity to two NGL supply pipelines, a pipeline connecting to the Mont Belvieu market hub and our Clemens Caverns storage facility with access to our LPG export terminal in Freeport, Texas. The Sweeny Hub also includes our C2G Pipeline, which is a 16-inch ethane pipeline that connects our Clemens Caverns storage facility to petrochemical facilities in Gregory, Texas, near Corpus Christi.

The Freeport LPG Export Terminal leverages our fractionation, transportation and storage infrastructure to supply petrochemical, heating and transportation markets globally. The terminal can simultaneously load a propane vessel and a butane vessel, and has demonstrated a combined LPG export capacity of 300,000 B/D. In addition, the terminal has the capability to export natural gasoline (C5+) produced by the Sweeny Hub fractionators.

In addition to the Sweeny Hub, our NGL business owns or has partial interests in facilities that fractionate raw NGL supply in complexes in Mont Belvieu, Texas and Conway, Kansas. During 2025, further enhancing our wellhead-to-market strategy, we acquired the Coastal Bend assets, including two fractionators with processing capacity of 170,000 B/D located near Corpus Christi, Texas.

The following table depicts our ownership interest in major pipeline systems included in our NGL business at December 31, 2025:

Name	State of Origination/Terminus	Interest	Length (Miles)	Gross Capacity (MB/D)
Mixed NGL (Y-Grade)
Black Lake †	Louisiana/Texas	100%	314	80
Chisholm	Oklahoma/Kansas	50	202	42
Coastal Bend	Texas	78	893	225
Front Range †	Colorado/Texas	33	450	260
Powder River	Wyoming/Colorado	100	366	16
Sand Hills †*	New Mexico/Texas	100	1,433	500
Southern Hills †*	Kansas/Texas	100	940	192
Seabreeze/Wilbreeze †	Texas	100	80	52
Sweeny NGL	Texas	100	18	204
Texas Express †	Texas	10	600	370
Wattenberg †	Colorado/Kansas	100	450	112
Purity NGL
C2G	Texas	100	155	185
Coastal Bend	Texas	100	215	450
River Parish NGL	Louisiana	100	499	104
Sweeny LPG	Texas	100	260	1,081
Natural Gas
Cheyenne Connector †	Colorado	50	70	0.6 Bcf/d
Guadalupe †	Texas	Various	600	0.2 Bcf/d
† Owned by DCP LP, a consolidated subsidiary in which we hold an aggregate 86.8% direct and indirect economic interest.
* Owned by consolidated subsidiaries in which we hold an aggregate 91.2% direct and indirect economic interest, including through our economic interest held in DCP LP.

The following table depicts our ownership interest in terminal and storage facilities included in our NGL business at December 31, 2025:

Facility Name	Location	Commodity Handled	Interest	Gross Storage Capacity (MBbl)	Gross Rack Capacity (MB/D)
Clemens	Texas	NGL	100%	17,251	N/A
Freeport	Texas	Refined Petroleum Products, NGL	100	3,485	N/A
Marysville †	Michigan	NGL	100	8,000	N/A
River Parish	Louisiana	NGL	100	438	N/A
Spindletop †	Texas	Natural Gas	100	12 Bcf	N/A
† Owned by DCP LP, a consolidated subsidiary in which we hold an aggregate 86.8% direct and indirect economic interest.

The following table depicts our ownership interest in a marine facility included in our NGL business at December 31, 2025:

Facility Name	Location	Commodity Handled	Interest	Gross Loading Capacity (MB/h)
Marine
Freeport	Texas	Refined Petroleum Products, NGL	100%	46

The following table depicts our ownership interest in NGL fractionators included in our NGL business at December 31, 2025:

Facility Name	Location	Interest	Capacity (MB/D)
Conway	Kansas	40%	43
Enterprise †*	Texas	25	61
Coastal Bend Fractionators	Texas	100	170
Gulf Coast Fractionators**	Texas	23	33
Mont Belvieu 1 †	Texas	20	32
Sweeny Fractionators	Texas	100	675
† Owned by DCP LP, a consolidated subsidiary in which we hold an aggregate 86.8% direct and indirect economic interest.
* Interest reflects Phillips 66’s 12.5% direct interest and DCP LP’s direct interest of 12.5%.
** Facility restarted in 2025 after being idled in December 2020.

The following table depicts our operating data in gathering and processing assets included in our NGL business at December 31, 2025:

Regions	Plants	Approximate Gathering and Transmission Systems (Miles)	Approximate Net Nameplate Plant Capacity (MMcf/d) †
North	13	3,200	1,580
Midcontinent	6	22,600	1,110
Permian*	12	15,800	1,650
South	4	4,400	690
† Million cubic feet per day (MMcf/d). Includes plants owned by DCP LP, a consolidated subsidiary in which we hold an aggregate 86.8% direct and indirect economic interest.
* Includes two Dos Picos plants, with approximately 100 miles of gathering and transmission systems and 440 MMcf/d net nameplate capacity.

CHEMICALS

The Chemicals segment consists of our 50% equity investment in CPChem, which is headquartered in The Woodlands, Texas. At December 31, 2025, CPChem owned or had joint venture interests in 29 manufacturing facilities located in Belgium, Colombia, Qatar, Saudi Arabia and the United States. Additionally, CPChem has two research and development centers in the United States.

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

The following table reflects CPChem’s petrochemicals and plastics product capacities at December 31, 2025:

	Millions of Pounds per Year*
	U.S.	Worldwide
Ethylene	12,395	14,915
Propylene	3,675	4,180
High-density polyethylene	5,305	7,030
Low-density polyethylene	620	620
Linear low-density polyethylene	1,815	1,815
Polypropylene	—	310
Normal alpha olefins	2,920	3,435
Polyalphaolefins	125	385
Polyethylene pipe	500	500
Benzene	1,600	2,530
Cyclohexane	1,060	1,455
Styrene	1,050	1,875
Polystyrene	835	915
Specialty chemicals	440	575
Total	32,340	40,540
* Capacities include CPChem’s share in equity affiliates and excludes CPChem’s NGL fractionation capacity.

CPChem and a co-venturer are building world-scale petrochemical facilities on the U.S. Gulf Coast and in Ras Laffan, Qatar. On the U.S. Gulf Coast, the Golden Triangle Polymers facility will include a 4.6 billion pounds per year ethane cracker and two high-density polyethylene units with a combined capacity of 4.4 billion pounds per year. CPChem owns a 51% equity share in the joint venture. The Ras Laffan Petrochemical facility will include a 4.6 billion pounds per year ethane cracker and two high-density polyethylene units with a total capacity of 3.7 billion pounds per year. CPChem owns a 30% equity share in the joint venture. Both facilities are expected to be fully operational in 2027.

REFINING

The Refining segment refines crude oil and other feedstocks into petroleum products, such as gasoline and distillates, including aviation fuels. At December 31, 2025, this segment included 10 refineries in the United States and Europe.

In the fourth quarter 2025, we ceased fuel production and began idling the facilities at our Los Angeles Refinery. See Note 4—Restructuring, in the Notes to Consolidated Financial Statements for additional information. On October 1, 2025, we acquired the remaining 50% equity interest in WRB Refining LP (WRB), a joint venture that owned the Wood River and Borger refineries, from subsidiaries of Cenovus Energy Inc. (Cenovus). See Note 5—Business Combinations, in the Notes to Consolidated Financial Statements for additional information.

The table below depicts information for each of our wholly owned and joint venture refineries:

		At December 31, 2025				At January 1, 2026
		Thousands of Barrels Daily				Thousands of Barrels Daily
Region/Refinery	Location		Net Clean Product Capacity**				Net Clean Product Capacity**
		Net Crude Throughput Capacity	Gasolines	Distillates	Clean Product Yield Capability	Net Crude Throughput Capacity	Gasolines	Distillates	Clean Product Yield Capability
Atlantic Basin/Europe
Bayway	Linden, NJ	258	157	130	93%	275	157	130	93%
Humber	N. Lincolnshire, United Kingdom	221	95	115	81	221	95	115	85
MiRO*	Karlsruhe, Germany	58	25	27	87	58	25	27	87
		537				554

Gulf Coast
Lake Charles	Westlake, LA	264	105	122	72	264	105	122	76
Sweeny	Old Ocean, TX	265	158	125	86	277	158	125	86
		529				541

Central Corridor
Ponca City	Ponca City, OK	217	120	100	93	228	125	105	95
Billings	Billings, MT	66	37	30	90	71	40	35	94
Wood River	Roxana, IL	345	176	140	81	345	176	140	85
Borger	Borger, TX	149	100	70	91	149	100	70	95
		777				793

West Coast
Ferndale	Ferndale, WA	105	65	39	90	105	65	39	90
		105				105
		1,948				1,993
* Mineraloelraffinerie Oberrhein GmbH, joint venture in which we own an 18.75% interest.
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

Humber Refinery
The Humber Refinery is located on the east coast of England in North Lincolnshire, United Kingdom, approximately 180 miles north of London. Humber’s facilities include crude distilling, naphtha reforming, fluid catalytic cracking, alkylation, hydrodesulfurization, thermal cracking and delayed coking units. The facilities include a specialty coker and calciner. Humber is the only refinery in the United Kingdom with coking facilities, and a producer of high-quality specialty graphite and anode-grade petroleum cokes. The refinery also produces a high percentage of transportation fuels. The majority of the gasoline and diesel produced by the refinery are distributed to customers in the United Kingdom by pipeline, barge, railcar and truck. Additionally, refined products are exported to customers throughout the world by waterborne vessel.

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

Gulf Coast Region

Lake Charles Refinery
The Lake Charles Refinery is located in Westlake, Louisiana, approximately 150 miles east of Houston, Texas. Refinery facilities include crude distilling, naphtha reforming, fluid catalytic cracking, alkylation, hydrocracking, hydrodesulfurization, isomerization and delayed coking units. Refinery facilities also include a specialty coker and calciner. The refinery produces a high percentage of transportation fuels. Other products produced include off-road diesel, home heating oil, gas oil and hydrogen feedstock for our Excel Paralubes LLC (Excel Paralubes) joint venture in our M&S segment, and high-quality specialty graphite and fuel-grade petroleum cokes. A majority of the refined petroleum products are distributed to customers in the southeastern and eastern United States by truck, railcar, barge or major common carrier pipelines. Additionally, refined petroleum products are exported to customers primarily in Latin America by waterborne vessel.

Sweeny Refinery
The Sweeny Refinery is located in Old Ocean, Texas, approximately 65 miles southwest of Houston, Texas. Refinery facilities include crude distilling, naphtha reforming, fluid catalytic cracking, alkylation, hydrodesulfurization, aromatics units, a vacuum distillation unit, and a delayed coking unit. The refinery produces a high percentage of transportation fuels, as well as petrochemical feedstocks, home heating oil and fuel-grade petroleum coke. A majority of the refined petroleum products are distributed to customers throughout the Midcontinent region, southeastern and eastern United States by pipeline, barge and railcar. Additionally, refined petroleum products are exported to customers primarily in Latin America by waterborne vessel.

Central Corridor Region

Ponca City Refinery
The Ponca City Refinery is located in Ponca City, Oklahoma, approximately 95 miles northwest of Tulsa, Oklahoma. Refinery facilities include crude distilling, naphtha reforming, fluid catalytic cracking, alkylation, hydrodesulfurization, and delayed coking units. The refinery produces a high percentage of transportation fuels, as well as anode-grade petroleum coke. Refined petroleum products are primarily distributed to customers throughout the Midcontinent region by company-owned and common carrier pipelines.

Billings Refinery
The Billings Refinery is located in Billings, Montana. Refinery facilities include crude distilling, naphtha reforming, fluid catalytic cracking, alkylation, hydrodesulfurization and delayed coking units. The refinery produces a high percentage of transportation fuels, as well as fuel-grade petroleum coke. Refined petroleum products are distributed to customers in Montana, Wyoming, Idaho, Utah, Colorado and Washington by pipeline, railcar and truck.

WRB Refining LP
On October 1, 2025, we acquired the remaining 50% equity interest in WRB from Cenovus. Prior to October 1, 2025, we were the operator and managing partner of WRB. See Note 5—Business Combinations for additional information.

•Wood River Refinery
The Wood River Refinery is located in Roxana, Illinois, about 15 miles northeast of St. Louis, Missouri, at the confluence of the Mississippi and Missouri rivers. Refinery facilities include crude distilling, naphtha reforming, fluid catalytic cracking, alkylation, hydrocracking, hydrodesulfurization and delayed coking units. The refinery produces a high percentage of transportation fuels, as well as petrochemical feedstocks, asphalt and fuel-grade petroleum coke. Refined petroleum products are distributed to customers throughout the Midcontinent region by pipeline, railcar, barge and truck.

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

West Coast Region

Ferndale Refinery
The Ferndale Refinery is located on Puget Sound in Ferndale, Washington, approximately 20 miles south of the U.S.-Canada border. Facilities include crude distillation, naphtha reforming, fluid catalytic cracking, alkylation and hydrodesulfurization units. The refinery produces a high percentage of transportation fuels, as well as residual fuel oil, which is supplied to the northwest marine bunker fuel market. Most of the refined petroleum products are distributed to customers in the northwest United States by pipeline and barge.

Los Angeles Refinery
In the fourth quarter of 2025, consistent with our plan, we began idling the facilities and ceased fuel production. Full idling of all units will be completed over the coming months. We have submitted redevelopment project applications for both facilities, initiating the review process and allowing us to continue pursuing the redevelopment of the property for future uses. While we pursue these approvals, we plan to maintain all operating permits and hold units in a safe, clean and well-maintained state. See Note 4—Restructuring, in the Notes to Consolidated Financial Statements for additional information. Effective in the first quarter of 2026, activities associated with decommissioning and redeveloping the facilities will be included in Corporate and Other.

The Los Angeles Refinery consists of two facilities linked by pipeline located five miles apart in Carson and Wilmington, California, approximately 15 miles southeast of Los Angeles. Prior to the facility idling, the Carson facility served as the front end of the refinery by processing crude oil, and the Wilmington facility served as the back end of the refinery by upgrading the intermediate products to finished products. Historically, the refinery facilities included crude distillation, naphtha reforming, fluid catalytic cracking, alkylation, hydrocracking, and delayed coking units. The refinery produced a high percentage of transportation fuels, including California Air Resources Board (CARB)-grade gasoline. Refined petroleum products were distributed to customers in California, Nevada and Arizona by pipeline and truck.

MARKETING AND SPECIALTIES

The M&S segment purchases for resale and markets refined products, such as gasoline, distillates and aviation fuels, mainly in the United States and Europe. In addition, this segment includes the manufacturing and marketing of specialty products, such as base oils and lubricants.

Marketing

Marketing—United States
We market gasoline, diesel and aviation fuel through marketer and joint venture outlets that utilize our brands, including Phillips 66, Conoco and 76. At December 31, 2025, we had approximately 7,620 branded outlets in 48 states. Additionally, we hold brand licensing agreements covering approximately 40 sites in various U.S. territories.

Our wholesale operations utilize a network of marketers operating approximately 5,360 outlets. We place a strong emphasis on the wholesale channel of trade because of its relatively lower capital requirements. In addition, we hold brand-licensing agreements covering approximately 1,460 sites. Our refined products are marketed on both a branded and unbranded basis. A high percentage of our branded marketing sales are in the Midcontinent, Rockies and West Coast regions. Our wholesale marketing network is supplied by products produced at our refineries or by products purchased from other domestic and international sources. We also utilize consignment fuel arrangements with several marketers whereby we own the fuel inventory and pay the marketers a monthly fee.

In the Gulf Coast and East Coast regions, most sales are conducted via the unbranded channel of trade, which does not require a highly integrated marketing network to secure petroleum product placement for refinery pull through. We have export capability at our U.S. coastal refineries to meet international demand.

In addition to automotive gasoline and diesel, we produce and market aviation gasoline and jet fuel. Aviation gasoline and jet fuel are sold through dealers and independent marketers at approximately 800 Phillips 66 branded locations. Our network also includes assets for the domestic placement of renewable diesel.

We participate in joint ventures engaged in retail convenience store operations in the West Coast, as well as the Midcontinent and Rockies regions. These joint ventures enable us to secure long-term placement of our refinery production and participate in the retail value chain. At December 31, 2025, our retail joint ventures had approximately 780 outlets.

Marketing—International
In the United Kingdom we utilize the JET brand name to market retail and some wholesale products and at December 31, 2025, we had approximately 320 marketing outlets, of which 11 were company owned and approximately 310 were dealer owned. Additionally, we hold a 35% interest in approximately 960 predominantly JET-branded sites, which are located in Germany and Austria. This interest is held through a newly formed entity, JET Management Holding GmbH & Co. KG (JET Management Holding) which was formed on December 1, 2025. We also hold brand licensing agreements covering approximately 50 sites in Mexico.

We also market aviation fuels, LPG, heating oils, marine bunker fuels, and other secondary refined products to commercial customers and into the bulk or spot markets in the United Kingdom.

Significant Dispositions
On December 1, 2025, we divested 65% of our interest in Germany and Austria retail marketing business and retained a 35% non-operating equity interest through JET Management Holding.

On January 31, 2025, we sold our 49% ownership interest in Coop Mineraloel AG, a joint venture that markets refined petroleum products in Switzerland.

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

Rodeo Complex
The Rodeo Complex can process approximately 50,000 B/D (800 million gallons per year) of renewable feedstocks, such as used cooking oil, vegetable oils and other low-carbon intensity waste oils and byproducts, into renewable fuels, including renewable diesel and renewable jet fuel. The renewable fuel production is primarily distributed to customers in California, Oregon and Washington.

During 2025, we completed a 30.2 megawatt solar facility within the Rodeo Complex. The solar facility reduces Rodeo Complex’s grid power demand by 50% and is expected to avoid approximately 33,000 metric tons a year of carbon dioxide, based on the U.S. Environmental Protection Agency’s (EPA’s) AVoided Emissions and geneRation Tool.

We have also continued to expand our Sustainable Aviation blueprint through a growing customer base and agreements with multiple airlines. In November 2025, we entered into an agreement to supply approximately 83 million gallons of sustainable aviation fuel (SAF) over three years to an international air cargo logistics company. The SAF in this agreement is expected to reduce life-cycle greenhouse gas emissions by approximately 737,000 metric tons compared to conventional jet fuel over the agreement period.

European Renewables
Our renewables value chain in the United Kingdom (European Renewables) globally sources a wide range of renewable feedstocks, including used cooking oil, for co-processing at the Humber Refinery, as well as for supplying products to the market, such as sustainable aviation fuel. In addition, European Renewables supplies renewable feedstocks, including tallow, to the Rodeo Complex.

ENERGY RESEARCH & INNOVATION

Our Energy Research & Innovation organization, located in Bartlesville, Oklahoma, includes scientists and engineers working in laboratories and pilot plants on our 440-acre research campus to develop technical solutions focused on advancing our business and solving tomorrow’s energy challenges. Areas of focus include feedstock characterization, renewables processing, and process optimization to enhance margins and reliability in our Refining, Midstream, M&S and Renewable Fuels segments.

HUMAN CAPITAL

Phillips 66 employees, our human capital, are guided by our values of safety, honor and commitment. Together, we operate as a high-performing organization by building breadth and depth in capabilities, pursuing excellence and doing the right thing. We empower our people to create and innovate, and to work in ways that are designed to enable us to deliver industry leading performance. At December 31, 2025, we had approximately 12,600 employees working toward our mission of providing energy and improving lives and our vision to be the leading integrated downstream energy provider.

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

The human capital measures and objectives that we focus on in managing our business and that we believe are important to understand our business, include:

•Safety—Safety is foundational to our business. We endeavor to protect the health and safety of everyone who has a role in our operations and the communities in which we operate. We employ rigorous employee training and audit programs to drive ongoing improvement in personal safety as we strive for zero incidents. Under the variable cash incentive program, our personal safety performance is measured by Injuries from Serious Incidents (ISI) rate and maintaining an industry-leading Total Recordable Rate (TRR). ISI focuses on incidents with potential for more severe consequences and TRR measures the number of incidents per 200,000 hours worked. In 2025, our ISI rate was 0.018 and our combined workforce TRR was 0.11.

•Culture—Phillips 66 cultivates a culture where people lead with purpose and operate with accountability. “Our Energy in Action” behaviors—working for the greater good; creating an environment of trust; seeking different perspectives; and pursuing excellence—are integrated in how we lead, make decisions, and deliver results.

We routinely capture real time sentiment through engagement surveys and listening mechanisms that help leadership understand progress and pinpoint opportunities to enhance the employee experience.

•Capability—We build enterprise capability by expanding both depth and breadth of critical skills needed for Phillips 66’s future. This includes technical capability, accelerating leadership readiness and developing talent through rotational experiences, targeted development programs, and career pathways aligned with our evolving business strategy. Our performance and talent practices provide insights to strengths, opportunities, and future potential, enabling a more personalized development and better workforce planning.

We strive to take a systematic approach to capability, ensuring that learning, leadership development, talent reviews, and career mobility work together to create a high-performing, future-ready workforce.

Additionally, we strive to maintain a comprehensive, future-focused approach to enterprise talent management. This includes succession planning for critical roles, building a diverse leadership pipeline, assessing readiness, and identifying development experiences that accelerate leadership capability.

Our integrated talent processes—succession, talent reviews, leadership assessment, and strategic workforce planning—ensure we have the right people, with the right skills, in the right roles to advance our long-term shareholder value.

•Performance—We are committed to delivering exemplary and sustainable results by aligning our people, processes, and priorities to the company’s strategic goals. “Our Energy in Action” and leadership competencies are embedded into the ways we assess performance, ensuring leaders and teams deliver outcomes, model our behaviors, and drive excellence.

Additionally, “High Performing Organization” is one of the metrics used in our annual variable cash incentive program. In assessing “High Performing Organization,” we measure the progress we make towards achieving our strategic priorities, and in areas such as culture, engagement, talent, technology, human capital management, and our organization’s agility to adapt and respond to challenges, changing market conditions and other external factors.

COMPETITION

Our businesses operate in a competitive environment. Elements of competition for each of our Chemicals, Refining and Renewable Fuels segments include product improvement, new product development, low-cost structures, ability to source and run adequate and high-quality feedstocks, and efficient manufacturing and distribution systems. In the M&S segment, competitive factors include product properties, reliability of supply, customer service, price and credit terms, advertising and sales promotion, and development of customer loyalty to branded products. In the Midstream segment, our crude oil and refined petroleum products pipelines face competition related primarily to quality of customer service and reliability, competitive rates. the proximity of assets to customers and market hubs. In addition, the Midstream segment competes to deliver natural gas and NGL to customers. Principal methods of competing include economically securing the right to purchase raw natural gas for gathering systems, managing the pressure of those systems, operating efficient NGL and gas processing plants and securing placement for the products produced.

GENERAL

At December 31, 2025, we held a total of 583 active patents in 18 countries worldwide, including 445 active U.S. patents. The overall profitability of any operating segment is not dependent on any single patent, trademark, license or franchise.

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

We are subject to various federal laws and government regulations concerning environmental matters and employee safety and health in the United States and other countries. In addition, many state and local governments have adopted environmental and employee safety and health laws and regulations, some of which are similar to federal requirements. State and federal authorities may seek fines and penalties for violating these laws and regulations. The material effects of compliance with these government regulations upon our capital expenditures, earnings and competitive position are primarily associated with environmental regulations. See the environmental information contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity—Contingencies” under the captions “Environmental” and “Climate Change.” It includes information on expensed and capitalized environmental costs for 2025 and those expected for 2026 and 2027.

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

Item 1A. RISK FACTORS

You should carefully consider the following risk factors in addition to the other information included in this Annual Report. Each of these risk factors could adversely affect our business, operating results, financial condition, and reputation, as well as the value of an investment in our securities. These risk factors do not identify all risks that we face; our operations could also be affected by factors, events or uncertainties that are not presently known to us or that we do not currently consider to present significant risks to our operations. Some of the factors, events and contingencies discussed below may have occurred in the past, but the disclosures below are not representations as to whether or not the factors, events or contingencies have occurred in the past and instead reflect our beliefs and opinions as to the factors, events or contingencies that could materially and adversely affect us in the future.

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

•geopolitical risks, such as the ongoing global impact of conflicts in the Middle East, Eastern Europe and South America;

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

Lower margins have in the past, and may in the future, lead us to reduce the amount of refined products we produce, which may reduce our results of operations and cash flows. Significant reductions in margins could require us to impair the carrying value of our assets (such as properties, plants and equipment, inventories, equity investments or goodwill) and may adversely affect our ability to fund our capital priorities, including share repurchases and dividends.

The prices at which we buy our feedstocks are dependent on market conditions that are beyond our control, and changes in supply and demand for the feedstocks we process directly impact the results of our business.

We do not produce crude oil and other feedstocks and must purchase all of the feedstocks we process. The prices for crude oil, other feedstocks and refined products can fluctuate based on global, regional and local market conditions, as well as by type and class of products, which can reduce margins and have a significant impact on our refining, wholesale marketing and retail operations, revenues, operating income and cash flows. The ability of the members of OPEC to agree on and to set crude oil price and production controls and changes in trade flows from events such as the conflicts in Eastern Europe and South America have also had, and are likely to continue to have, a significant impact on the market prices of crude oil and certain of our products.

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

In order to maintain or increase throughput levels on our natural gas gathering and transportation pipeline systems and NGL pipelines and the asset utilization rates at our natural gas processing plants, we must continually obtain new supplies. The level of successful drilling activity and prices of, and demand for, natural gas and crude oil, as well as producers’ desire and ability to obtain necessary permits are some of the factors that may affect new supplies of natural gas and NGLs. If we are not able to obtain new supplies of natural gas and NGLs to replace the natural decline in volumes from existing wells or because of competition, throughput on our pipelines and the utilization rates of our treating and processing facilities would decline. This could have a material adverse effect on our business, results of operations, financial position and cash flows, and our ability to make cash distributions.

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

Our global operations expose us to risks associated with public health crises and outbreaks of epidemics, pandemics, or contagious diseases.

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

Our industry is highly competitive with respect to both feedstock supply and refined petroleum product markets. We compete with many companies for available supplies of crude oil and other feedstocks and for outlets for our refined products. We do not produce any of our crude oil feedstocks. Some of our competitors, however, obtain a portion of their feedstocks from their own production and some have more extensive retail outlets than we have. Competitors that have their own production or extensive retail outlets, including those with greater brand-name recognition, are at times able to offset losses from refining operations with profits from producing or retailing operations, and may be better positioned to withstand periods of depressed refining margins or feedstock shortages.

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

In order to maintain or increase throughput levels on our natural gas gathering and transportation pipeline systems and NGL pipelines and the asset utilization rates at our natural gas processing plants, we must continually obtain new supplies. The level of successful drilling activity and prices of, and demand for, natural gas and crude oil, as well as producers’ desire and ability to obtain necessary permits are some of the factors that may affect new supplies of natural gas and NGLs. If we are not able to obtain new supplies of natural gas and NGLs to replace the natural decline in volumes from existing wells or because of competition, throughput on our pipelines and the utilization rates of our treating and processing facilities would decline. This could have a material adverse effect on our business, results of operations, financial position and cash flows.

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

Our basis for approving large-scale capital-intensive projects, such as the recent conversion of our San Francisco Refinery into the Rodeo Complex, is the expectation that it will deliver an acceptable rate of return on capital employed. We base these forecasted project economics on our best estimate of future market conditions including the regulatory and operating environment. Most large-scale projects take several years to complete. During this multi-year period, the political and regulatory environments or other market conditions can change from those we anticipated, and these changes could be significant. Supply chain disruptions may also delay projects or increase costs. Accordingly, we may not be able to realize our expected returns from a large investment in a capital project, and this could negatively impact our results of operations, cash flows and our return on capital employed.

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

We anticipate that other jurisdictions may contemplate similarly focused legislation or actions. The timing and impacts of SBx 1-2 and any other similarly focused legislation or actions are subject to considerable uncertainty due to a number of factors, including technological and economic feasibility, legal challenges, and potential changes in law, regulation, or policy, and it is not currently possible to predict the ultimate effects of these matters and developments, but they may be significant. For example, adverse effects on the financial performance of our operations in the state of California or the useful lives of the assets related to such operations may result in the recognition of material asset impairment charges, accelerated depreciation and asset retirement obligations.

Furthermore, the U.S. government can prevent or restrict us from doing business in foreign countries and from doing business with entities affiliated with foreign governments, which can include state oil companies and U.S. subsidiaries of those companies. The Office of Foreign Assets Control (OFAC) of the U.S. Department of the Treasury administers and enforces economic and trade sanctions based on U.S. foreign policy and national security matters. The effect of any such OFAC sanctions could disrupt transactions with or operations involving entities affiliated with sanctioned countries, and could limit our ability to obtain optimum crude slates and other feedstocks and effectively distribute refined products. We may face other regulatory changes in the United States including, but not limited to, the enactment of tax law changes that adversely affect our industry, tariffs on imported material, components and feedstocks and retaliatory tariffs imposed by other countries on U.S. made goods, new emissions standards, restrictive flaring regulations, and more stringent requirements for environmental impact studies and reviews.

Hostilities in the Middle East, Eastern Europe and South America or elsewhere or the occurrence or threat of future terrorist attacks could adversely affect the economies of the United States and other countries. Other political and economic risks include global health crises; financial market turmoil; economic volatility and global economic slowdown; currency exchange rate fluctuations; short-term and long-term inflationary pressures; rising or prolonged periods of high interest rates; import or export restrictions and changes in trade regulations; supply chain disruptions; civil unrest and other political risks; limitations in the availability of labor to develop, staff and manage operations; and potentially adverse tax developments. If any of these events occur, our businesses and results of operations may be adversely affected.

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

Publicly traded companies are increasingly subject to campaigns by activist shareholders advocating corporate actions such as operational, governance or management changes, or sales of assets or entire segments. The Company has been and may again be subject to shareholder activism and the corporate actions advocated by the shareholder activist that may not align with the Company’s current business strategies and the best interests of all of the Company’s stakeholders. The actions of activist shareholders may cause fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals or prospects of our business. In addition, responding to the actions of activist shareholders can be costly and time-consuming, disrupting our business and diverting the attention of our Board of Directors and management from pursuing our business strategies.

Legal, Regulatory, and Environmental, Climate and Weather Risks

We are subject to a variety of legal proceedings and other claims arising out of our operations which may adversely impact our business and financial condition.

From time to time, we are party to or otherwise involved in actual or threatened litigation, claims, governmental inspections or investigations and other legal matters arising out of our operations in the normal course of business or otherwise. We are currently involved in various legal proceedings that are not yet fully resolved, and additional claims may arise in the future. The outcomes of these matters are inherently unpredictable and subject to significant uncertainties. Additionally, the recent trend of outside investment in legal claims has enabled plaintiffs to reduce their exposure to risk and pursue final verdicts for claims that may in the past have settled. Determining legal reserves or possible losses for ongoing legal proceedings involves judgment and may not reflect the full range of uncertainties and unpredictable outcomes. Until the final resolution of such matters, we may be exposed to losses in excess of the amount recorded, and such amounts could be material and may exceed any applicable insurance coverage. Should any of our estimates and assumptions change or prove to have been incorrect, it could have a material adverse effect on our financial condition and cash flows. See Note 18—Contingencies and Commitments, in the Notes to Consolidated Financial Statements.

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

Factors associated with climate change legislation or regulation could result in increased operating costs, reduced demand for the refined petroleum products we produce and could otherwise have a material impact on our business.

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

International climate change-related efforts, such as the 2015 United Nations Conference on Climate Change, which led to the creation of the Paris Agreement, and the 2023 United Nations Climate Change Conference, may impact the regulatory framework of states whose policies directly influence our present and future operations. In January 2026, President Trump issued a memorandum directing the United States to withdraw from various international organizations and treaties related to climate change, and the administration has generally been pursuing a de-regulatory posture on environmental matters. However, future emission reduction targets and other provisions of legislative or regulatory initiatives and policies enacted in the future by the United States could be brought by future administrations or, in the absence of federal action, states may become more active and focused on taking legislative or regulatory actions aimed at climate change and minimizing GHG emissions.

States have been and are expected to continue to adopt new and amended legislative and regulatory measures regarding climate change and GHG emissions controls. For example, in 2017, the California state legislature adopted Assembly Bill 398, which provides direction and parameters on utilizing cap and trade after 2020 to meet the 40% reduction target for GHG emissions from 1990 levels by 2030 specified in Senate Bill 32. Compliance with the cap and trade program is demonstrated through a market-based credit system. Additionally, in 2022, the CARB adopted regulations that effectively ban the in-state sales of new cars containing internal combustion engines beginning in 2035. Also, in 2022, CARB adopted its “2022 Scoping Plan for Achieving Carbon Neutrality,” which purports to provide a road map for California to achieve carbon neutrality (which it defines as removing as many carbon emissions from the atmosphere as it emits) by year 2045. Other states are proposing, or have already promulgated, low carbon fuel standards or similar initiatives to reduce emissions from the transportation sector. If we are unable to pass the costs of compliance on to our customers, sufficient credits are unavailable for purchase, we have to pay a significantly higher price for credits, or if we are otherwise unable to meet our compliance obligation, our financial condition and results of operations could be adversely affected. Additionally, certain states have recently passed, or are considering, legislation seeking to recover financial damages allegedly associated with climate change from fossil fuel companies like the Vermont Climate Superfund Act passed in 2024.

The future of the U.S. climate change strategy and the impact to our industry and operations due to further GHG regulation is unknown at this time. Federal, regional and state climate change and air emissions goals and regulatory programs are complex, subject to change and impose considerable uncertainty due to a number of factors including technological feasibility, legal challenges and changes in federal policy. Increasing concerns about climate change and carbon intensity have resulted in heightened societal awareness and a number of international and national measures to limit GHG emissions. We cannot determine what final regulations will be enacted, modified or reversed, or whether stricter investor pressure can be expected in the future. Any of these changes may have a material adverse impact on our business or financial condition.

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

Developments aimed at reducing GHG emissions may decrease the demand or increase the cost for our petroleum-based fuels. Societal attitudes toward these products and their relationship to the environment may significantly affect our effectiveness in marketing our products. Efforts by governments or other private interests to steer the public toward non-petroleum-based fuel dependent modes of transportation may foster a negative perception toward petroleum products or increase costs of our products, thus affecting the public’s attitude toward our major products. Advanced technology and increased use of vehicles that do not use petroleum-based transportation fuels or that are powered by hybrid engines would reduce demand for the motor fuel we produce. We may also incur increased production costs, which we may not be able to pass along to our customers.

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

Continuing political and social concerns about climate change and other environmental and social (E&S) matters may result in changes to our business and significant expenditures, including litigation-related expenses.

Increasing attention to global climate change has resulted in increased investor attention and an increased risk of public and private litigation, which could increase our costs or otherwise adversely affect our business. Additionally, cities, counties, and other governmental entities in several states in the United States began filing lawsuits against energy companies in 2017, including Phillips 66, seeking damages allegedly associated with climate change, and the plaintiffs are seeking unspecified damages and abatement under various tort theories. Similar lawsuits may be filed in other jurisdictions. While we believe these lawsuits are an inappropriate vehicle to address the challenges associated with climate change and will vigorously defend against them, the ultimate outcome and impact to us of any such litigation cannot be predicted with certainty, and we could incur substantial legal costs associated with defending these and similar lawsuits in the future.

Additionally, governments and private parties are also increasingly filing lawsuits or initiating regulatory action based on allegations that certain public statements regarding climate change and other E&S-related matters and practices by companies are false or misleading “greenwashing” that violate deceptive trade practices and consumer protection statutes. Such claims are included in lawsuits filed against energy companies, including Phillips 66. Such lawsuits present a high degree of uncertainty regarding the extent to which energy companies face an increased risk of liability stemming from climate change or E&S disclosures and practices.

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

There is a growing concern with the accumulation of plastic, including microplastics, and other packaging waste in the environment. Additionally, plastics have faced increased public backlash and scrutiny. Policy measures to address this concern are being discussed or implemented by governments at all levels. In addition, a host of single-use plastic bans and taxes have been passed by countries around the world and counties and municipalities throughout the United States. Increased regulation of, or prohibition on, the use of certain plastic products could reduce demand for certain products CPChem produces, which could negatively impact its financial condition, results of operations and cash flows, thereby negatively impacting our equity earnings by reducing the cash distributions that we receive from CPChem.

Cybersecurity and Data Privacy Risks

Cybersecurity incidents and other disruptions could compromise our information and systems resulting in disruption of operations, financial loss and reputational harm.

Our information technology and infrastructure, including systems operated by third-party service providers (e.g., cloud-based service providers), may be vulnerable to attacks by malicious actors or breached due to human error, malfeasance or other disruptions, including ransomware and other malware, phishing and social engineering schemes, deepfakes, malicious software, data privacy incidents, insiders or others with authorized access, attempts to gain unauthorized access to our data and systems, and other cybersecurity incidents. Any such incidents could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such unauthorized access, disclosure or other loss of information could result in one or more of the following outcomes: (i) unauthorized access to or a loss or misuse of intellectual property, proprietary information, or employee, customer or vendor data; (ii) public disclosure of sensitive information; (iii) increased costs to prevent, respond to, or mitigate cybersecurity events, such as deploying additional personnel and protection technologies, training employees, and engaging third-party experts and consultants; (iv) systems interruption; (v) disruption of our business operations; (vi) remediation costs for repairs of system damage, or regulatory fines or penalties; (vii) reputational damage that adversely affects customer or investor confidence; (viii) exposure to legal liability; and (ix) damage to our competitiveness, stock price, and long-term shareholder value. Generative artificial intelligence has also contributed to an increase in the prevalence of such attacks and threats, expanding potential exposure to disruptions. Any of the foregoing could be exacerbated by a delay or failure to detect a cybersecurity incident or the full extent of such incident.

We also have exposure to cybersecurity incidents and the negative impacts of such incidents related to our critical data and proprietary information housed on third-party IT systems, including cloud-based systems. Additionally, authorized third-party IT systems or software can be compromised and used to gain access or introduce malware to our IT systems that can materially impact our business. Although we devote significant resources to prevent cybersecurity incidents and protect our system and data, we have experienced actual and attempted cybersecurity incidents. While we do not believe that any of these incidents has had a material effect on our business, operations or financial condition, it is possible that a future incident may have such an effect.

A cybersecurity incident may also result in legal claims or proceedings against us by our shareholders, employees, customers, vendors, and governmental authorities (U.S. and non-U.S.). Our infrastructure protection technologies and disaster recovery plans may not be able to prevent a technology systems breach or systems failure, which could have a material adverse effect on our financial position or results of operations. Furthermore, the continuing and evolving threat of cyberattacks has resulted in increased regulatory focus on prevention, and, to the extent we face increased regulatory requirements, we may be required to expend significant additional resources to meet such requirements.

Increasing regulatory focus on privacy and cybersecurity issues and expanding laws and regulations could expose us to increased liability, subject us to lawsuits, investigations and other liabilities and restrictions on our operations that could significantly and adversely affect our business.

Along with our own data and information collected in the normal course of our business, we and our suppliers and service providers collect and retain certain data that is subject to specific laws and regulations. The transfer and use of this data, both domestically and across international borders, is becoming increasingly complex. This data is subject to governmental regulation at the federal, state, international, national, provincial and local levels in many areas of our business, including data privacy and cybersecurity laws.

The regulatory landscape governing cybersecurity continues to evolve, and federal, state and international authorities are increasing their oversight of cybersecurity practices, incident reporting and the protection of critical energy infrastructure. Requirements related to operational technology, supply chain security, data governance and timely disclosure of cyber incidents are becoming more prescriptive, and additional rulemaking may further expand our compliance obligations. As cyber threats targeting the energy sector grow in frequency and sophistication, we are required to devote additional resources to maintain and enhance our cybersecurity programs and controls. Failure to comply with applicable cybersecurity laws and regulations, or to effectively identify, prevent or respond to a cyber event, could result in operational disruptions, increased costs, regulatory enforcement actions or adverse effects on our business.

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

Negative sentiment towards fossil fuels, increased attention to E&S matters, including climate change, and our efforts to report on these matters could adversely affect our business, the market price for our securities and our access to and cost of capital.

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

Members of the investment community are also increasing their focus on E&S matters, including practices related to GHG emissions, climate change, business resilience, diversity and inclusion, environmental justice and other E&S matters. As a result, we may face increasing pressure regarding our E&S disclosures and practices. Additionally, members of the investment community may screen companies such as ours for E&S performance before investing in our stock or participating in our financing activities. If we are unable to meet the evolving E&S standards set by these investors, including in light of their varied and sometimes conflicting views regarding E&S matters, we may lose investors, our stock price may be negatively impacted, our access to capital markets and lenders may be curtailed, and our reputation may be negatively affected. Further, an increasing number of regulators and lawmakers have pursued contrary views, enforcement actions, or investigations, including those that aim to limit the consideration of E&S factors in investment decisions, which may expose us to additional legal, financial, or reputational risks.

Our efforts to accurately report on E&S-related issues expose us to operational, reputational, financial, legal, and other risks. Standards for tracking and reporting on E&S-related matters, including climate-related matters, have not been harmonized and continue to evolve. Processes and controls for reporting on E&S matters are subject to evolving and disparate regulations and standards of identification, measurement, and reporting on such metrics, including any climate change and E&S-related public company disclosure requirements adopted by the SEC or government agencies of other jurisdictions, and such standards remain uncertain and may change over time, which exposes us to unpredictable reporting obligations or business requirements and could result in significant revisions to our current E&S practices and disclosures.

Our published GHG emissions intensity reduction goals and other E&S targets we may set in the future could negatively impact our business.

We have announced targets to reduce our Scope 1 and Scope 2 GHG emissions intensity from our operations by 30% and Scope 3 GHG emissions intensity of our energy products by 15% by 2030, and a target to reduce our Scope 1 and Scope 2 GHG emissions intensity by 50% by 2050, in each case as compared to baseline 2019 levels. Our ability to achieve or maintain these goals depends on many factors, many of which are beyond our control, such as advancements that enable broad commercial deployment and use of lower-carbon technologies; global policies that fund and incentivize the development of a lower-carbon energy system; changes in consumer behavior and energy choices; the availability of materials throughout the supply chain; evolving regulatory requirements; competitor actions; the availability of renewable feedstocks; and acquisition and divestiture activities. Further, the standards for tracking and reporting on GHG emissions have not been harmonized and continue to evolve. Our selection of disclosure frameworks that seek to align with various reporting standards may change from time to time and may result in a lack of comparable data from period to period. In addition, our processes and controls may not always align with evolving voluntary standards for identifying, measuring, and reporting GHG emissions, our interpretation of reporting standards may differ from those of others, and such standards may change over time, any of which could result in significant revisions to our goals or reported progress in achieving such goals.

The pursuit of these targets, and any other climate-related or E&S goals we may announce, or any failure or perceived failure to achieve such goals and targets, could cause increased costs, cause reputational harm, negatively impact our stock price and access to and cost of capital funding, and expose us to enforcement or litigation, among other negative impacts, resulting from evolving standards for measuring, reporting, and disclosing climate-related and other E&S information.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 1C. CYBERSECURITY

Management has implemented a comprehensive cybersecurity program designed to manage risks and to protect the confidentiality, integrity, and availability of our information systems and the information of our customers and suppliers from cybersecurity threats that could materially and adversely affect our business, operations, or financial condition. The program includes processes and standards that leverage recognized cybersecurity frameworks, industry best practices, and U.S. Government guidance focused on cybersecurity and critical infrastructure. These processes are integrated with our enterprise risk management and incident response functions to support timely assessment, escalation, and disclosure when appropriate.

Cybersecurity Governance

Board of Directors
The Audit and Finance Committee (A&FC) of the Board of Directors oversees the company’s Enterprise Risk Management (ERM) program, including the processes that management uses to assess, identify, and manage risks associated with cybersecurity and information technology. The A&FC receives written reports and periodic briefings from the Chief Information Security Officer (CISO) that address topics such as the results of vulnerability assessments, independent external reviews, changes to the threat environment, technology trends, and benchmarking. The A&FC provides regular reports to the Board of Directors on data protection and cybersecurity matters. The company maintains an Enterprise Cybersecurity Incident Response Plan (ECIRP) which provides the framework for management’s response to cyber-related incidents and escalation protocols, including, reporting to the Board of Directors when appropriate.

Management
The CISO has extensive cybersecurity knowledge and skills gained through company experience and prior law enforcement service, supported by advanced professional certifications. The CISO is responsible for assessing and managing risks from cybersecurity threats and leads a team that implements, monitors, and maintains cybersecurity and data protection practices across the company. Personnel reporting to the CISO have relevant educational and industry experience in threat hunting and intelligence, digital standards, data privacy, cyber training, and security operations center management. In addition to internal capabilities, we regularly engage consultants and other third parties to assist with assessing, identifying, and managing cybersecurity risks. The CISO receives ongoing reporting on cybersecurity threats and, together with management, regularly reviews risk management measures to identify, assess, and mitigate data protection and cybersecurity risks. The CISO also works closely with the company’s Senior Counsel, Brand, Cyber & Privacy, to oversee compliance with legal, regulatory, and contractual security requirements, and coordinates with our executive leadership, as well as other leaders from our legal and finance organizations to support timely materiality assessments and, where required, public disclosure.

Risk Management and Strategy

As part of our ERM program, we conduct an annual evaluation of cybersecurity risks and share the results with management and the A&FC. The CISO and internal subject-matter experts review scenarios, such as data theft, cash theft, widespread outages, and business disruptions, and the potential consequences. We maintain a continuous monitoring program to detect and respond to potential threats in near real time. Log data from technical controls are collected, aggregated, and correlated in a Security Information and Event Management (SIEM) system that identifies and categorizes events and analyzes them. If the SIEM identifies a potential security event, it can direct controls to stop the activity and generate alerts for detection and response. Alerts are monitored by a managed security service provider that augments our dedicated internal Security Operations Center team.

Third‑Party Risk Management
We operate a third‑party risk management (TPRM) program to identify, assess, monitor, and mitigate risks associated with third‑party relationships, including cybersecurity risks. The TPRM program is designed to help confirm that appropriate controls and measures are in place to manage potential risks and vulnerabilities associated with third parties.

Our policies and procedures govern the lifecycle from initial due diligence, selection, and contracting through oversight and termination, and include provisions to address security incident notification and cooperation when appropriate.

Audit and Third-party Assessments
Our Internal Audit organization conducts audits across our information technology and operational technology environments to evaluate compliance with information security policies and standards. Process control network assurance audits are conducted on a risk‑based rotating schedule, providing coverage across each major operational business area at intervals no greater than five years. We also engage external cybersecurity experts to conduct assessments, penetration testing, and cybersecurity maturity assessments.

Incident Response
Our ECIRP provides a documented framework for responding to cybersecurity incidents, including investigating, containing, documenting, and mitigating incidents, with defined reporting to senior management and other key stakeholders and escalation to the Board, when appropriate.

Materiality and Disclosure Practices
We have experienced actual and attempted cybersecurity events and incidents on our networks and systems in the past; however, we do not believe that any of these events or incidents, individually, or in the aggregate, have materially affected our business, operations, or financial condition, or are reasonably likely to have such an effect. Our procedures include defined processes for prompt escalation of potentially material cybersecurity incidents to our management for materiality assessment and, if required, public disclosure in accordance with applicable securities laws and regulations. For additional information concerning cybersecurity risks, see “Item 1A. Risk Factors.”

Item 3. LEGAL PROCEEDINGS

From time to time, we may be involved in litigation and claims arising out of our operations in the normal course of business. Additionally, we have elected a $1 million threshold to disclose certain proceedings arising under federal, state or local environmental laws when a governmental authority is a party to the proceedings. Except as previously reported, we do not believe we are subject to any matters, individually or in the aggregate, that would have a material adverse effect on our business, financial condition, results of operations or cash flows. During the fourth quarter of 2025, there were no new matters and two material developments with respect to matters previously reported.

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

Matters Previously Reported (unresolved or resolved since the quarterly report on Form 10-Q for the quarterly period ended September 30, 2025)
In November 2024, Phillips 66 Company received an indictment from a federal grand jury in the United States District Court for the Central District of California alleging two counts of negligently violating the Clean Water Act and four counts of knowingly violating the Clean Water Act at the Carson portion of its Los Angeles Refinery. The matter relates to alleged wastewater permit violations. On January 20, 2026, a Deferred Prosecution Agreement was entered obligating Phillips 66 to pay an $8 million penalty to the U.S. Government and $28,572 in restitution to the Los Angeles County Sanitation Districts, update certain policies and training related to Clean Water Act compliance, and conduct auditing relating to Clean Water Act compliance at two operating facilities.

Propel Fuels Litigation
As described further in the “Legal Proceedings” section of Note 18—Contingencies and Commitments, in the Notes to Consolidated Financial Statements, on February 17, 2022, Propel Fuels, Inc. (Propel Fuels) filed a lawsuit in the Superior Court of California, County of Alameda (the Propel Court), alleging that Phillips 66 Company misappropriated trade secrets related to Propel Fuels’ renewable fuels business during and after due diligence. On October 16, 2024, a jury returned a verdict against Phillips 66 Company for $604.9 million in compensatory damages and issued a willfulness finding. Based on the willfulness finding, Propel Fuels asked the Propel Court to award $1.2 billion in exemplary damages, and Phillips 66 Company filed a brief in opposition to that request. A hearing on exemplary damages was held on March 4, 2025, and the Propel Court awarded Propel Fuels $195 million in exemplary damages on July 30, 2025. On August 5, 2025, the Propel Court entered a final judgment against Phillips 66 Company in the amount of $833 million. The judgment includes the $604.9 million jury verdict, $195 million of exemplary damages, and $33.3 million of pre-judgment interest at 7%. Post-judgment interest of 10% is accruing from the date of the final judgment. On August 25, 2025, Phillips 66 Company filed three post-trial motions requesting that the Propel Court render judgment in favor of Phillips 66 Company, grant a new trial, and/or reduce the damages award. On October 20, 2025, the Propel Court denied Phillips 66 Company’s motions. On November 14, 2025, Phillips 66 Company filed its Notice of Appeal, which has been assigned to Division Two of the First District Court of Appeal. Separately, on October 24, 2025, Propel Fuels filed additional motions with the Propel Court seeking attorney’s fees and costs. Phillips 66 Company filed its opposition to that request on January 13, 2026, and once the record on this issue is complete, the Propel Court will rule on these motions. Phillips 66 Company denies any wrongdoing and intends to vigorously defend its position. While Phillips 66 Company believes the jury verdict is not legally or factually supported, there can be no assurances that such defense efforts will be successful. Until the final resolution of this matter, we may be exposed to losses in excess of the amount recorded, and such amounts may have a material adverse effect on our financial position.

Dakota Access, LLC (Dakota Access) and Energy Transfer Crude Oil Company, LLC (ETCO)
See the “Dakota Access, LLC (Dakota Access) and Energy Transfer Crude Oil Company, LLC (ETCO)” section of Note 9—Investments, Loans and Long-Term Receivables.

See Note 18—Contingencies and Commitments, in the Notes to Consolidated Financial Statements for additional information regarding Legal Proceedings and other regulatory actions.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Name	Position Held	Age*

Mark E. Lashier	Chairman and Chief Executive Officer	64
Kevin J. Mitchell	Executive Vice President and Chief Financial Officer	59
Donald A. Baldridge	Executive Vice President, Midstream and Chemicals	56
Richard G. Harbison	Executive Vice President, Refining	60
Brian M. Mandell	Executive Vice President, Marketing and Commercial	62
Vanessa L. Allen Sutherland	Executive Vice President, Government Affairs, General Counsel and Corporate Secretary	54
Ann M. Kluppel	Senior Vice President and Controller	58
* As of February 20, 2026.

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

Ann M. Kluppel is Senior Vice President and Controller, a position she has held since May 2024. Ms. Kluppel previously served as General Auditor from August 2021 to May 2024. Prior to that, Ms. Kluppel served as Managing Director, Corporate Finance from January 2021 to August 2021, and as Manager, Midstream Financial Planning & Analysis from August 2018 to December 2020.

PART II

Item 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Phillips 66’s common stock is traded on the New York Stock Exchange under the symbol “PSX.” At January 31, 2026, the number of shareholders of record of our shares was 26,226.

Performance Graph

Cumulative Five-Year Total Return
$300
$280
$260
$240
$220
$200
$180
$160
$140
$120
$100
$80
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
12/31/2025
Phillips 66
Peer Group
S&P 500

The performance graph above shows the cumulative total shareholder return (TSR) of Phillips 66 common stock for the five years ended December 31, 2025, which assumes a $100 investment in our common stock, and reinvestment of dividends. The graph also compares our cumulative TSR against (i) our self-constructed Peer Group (defined below) and (ii) the S&P 500 Index, in each case upon the same assumptions for the same period. We evaluate our Peer Group on an annual basis and believe the Peer Group closely aligns with our size and lines of business. Our Peer Group is weighted according to the respective issuers’ stock market capitalization at the beginning of each period for which a return is indicated.

The 2025 Peer Group consists of CVR Energy, Inc.; Delek US Holdings, Inc.; Dow Inc.; HF Sinclair Corporation; LyondellBasell Industries N.V.; Marathon Petroleum Corporation; ONEOK, Inc.; PBF Energy Inc.; Targa Resources Corp.; Valero Energy Corporation; Westlake Chemical Corporation; and The Williams Companies, Inc. Additionally, HollyFrontier Corporation was included as a peer for periods prior to its acquisition by HF Sinclair Corporation in March 2022.

Issuer Purchases of Equity Securities

				Millions of Dollars
Period	Total Number of Shares Purchased*	Average Price Paid per Share**	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs***	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2025	752,451	$133.91	752,451	$2,484
November 1-30, 2025	589,535	138.39	589,535	2,402
December 1-31, 2025	700,247	136.03	700,247	2,307
Total	2,042,233	$135.93	2,042,233
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

EXECUTIVE OVERVIEW AND BUSINESS ENVIRONMENT

Phillips 66 is uniquely positioned as a leading integrated downstream energy provider operating with Midstream, Chemicals, Refining, Marketing and Specialties (M&S), and Renewable Fuels segments. At December 31, 2025, we had total assets of $73.7 billion.

Executive Overview
During 2025, we reported earnings of $4.4 billion and generated $5 billion in cash from operating activities. We funded capital expenditures and investments of $2.2 billion, completed acquisitions of $3.5 billion, net of cash acquired and received proceeds from asset dispositions of $3.5 billion. We paid $1.2 billion to repurchase common stock and $1.9 billion to fund dividends on our common stock. Additionally, we paid $0.4 billion of debt repayments, net of proceeds from debt issuances. We ended 2025 with $1.1 billion of cash and cash equivalents and $5.7 billion of total committed capacity available under our credit facilities.

Strategic Priorities
In January 2025, we announced the next phase of the company’s strategic priorities along with financial and operational performance targets through year-end 2027. These targets demonstrate the company’s continued focus on world-class operations; disciplined growth and returns; financial strength and flexibility and shareholder returns.

•World-Class Operations – We are focused on operational and cost reduction targets driving world-class operations across our portfolio. Optimizing utilization rates and product yield at our refineries through reliable and safe operations will enable us to capture the value available in the market in terms of prices and margins. We remain focused on a competitive cost structure and plan to enhance Refining segment returns and increase our utilization rates by focusing on low-capital, higher-return projects that increase asset reliability and improve market capture.

▪We continue to focus on Refining performance, targeting an annual clean product yield of greater than 86%, crude oil capacity utilization rates higher than industry average and continuing to improve our competitive cost structure. During 2025, our worldwide refining crude oil capacity average utilization rate was 94% for 2025, and our worldwide refining clean product yield was 87%.

▪During the fourth quarter of 2025, we ceased fuel production and began idling the facilities at our Los Angeles Refinery.

•Disciplined Growth and Returns – A disciplined capital allocation process ensures we make investments that are expected to generate competitive returns. Our strategy remains focused on growing our Midstream and Chemicals businesses. Within our Midstream segment, we are primarily focused on maximizing the value of our fully integrated natural gas liquids (NGL) wellhead-to-market value chain.

▪In 2025, we funded capital expenditures and investments of $2.2 billion and completed a Midstream acquisition of $2.2 billion. We also acquired the remaining 50% interest in WRB Refining LP (WRB) for $1.3 billion, which will enable full integration with our broader value chain and expand our position in the Central Corridor region. This growth was achieved in part through $3.5 billion in proceeds from asset dispositions, including $1.7 billion from the sale of 65% of our interest in Germany and Austria retail marketing business (Germany and Austria Marketing), $1.2 billion from the sale of our 49% interest in Coop Mineraloel AG (Coop), and $853 million from the sale of DCP Midstream, LP’s (DCP LP) 25% ownership in Gulf Coast Express Pipeline LLC (GCX). See Note 5—Business Combinations, in the Notes to Consolidated Financial Statements for additional information. See Note 9—Investments, Loans and Long-Term Receivables, in the Notes to Consolidated Financial Statements for additional information on the investment dispositions.

▪We budgeted $2.4 billion for 2026 capital expenditures and investments, exclusive of acquisitions and our share of capital spending by equity affiliates. This includes $1.3 billion of growth capital, primarily in our Midstream segment.

▪During 2025, we continued the expansion of our Midstream NGL wellhead-to-market platform through acquiring all issued and outstanding equity interests in each of EPIC Y-Grade GP, LLC and EPIC Y-Grade, LP (collectively referred to herein as Coastal Bend), together with their respective subsidiaries, which own various long haul NGL pipelines, fractionation facilities and distribution systems. See Note 5—Business Combinations, in the Notes to Consolidated Financial Statements for additional information.

▪Our financial targets through 2027 reflect our plans to organically grow our Midstream and Chemicals businesses, as well as maintain total annual capital expenditures and investments of approximately $2.5 billion, including capital related to WRB following the consolidation on October 1, 2025.

•Financial Strength and Flexibility – We use a variety of funding sources to support our liquidity requirements, including cash from operations, debt and proceeds from dispositions. Our focus remains on protecting the stable cash generation from the Midstream and M&S businesses while evaluating future opportunities to optimize our portfolio.

▪During 2025, we used available cash and proceeds from asset dispositions and debt offerings to fund capital expenditures and investments, repurchase shares of our common stock and pay dividends on our common stock.

▪We are targeting reductions of total debt to $17 billion and reductions of our debt-to-capital ratio by the end of 2027.

•Shareholder Returns – We believe shareholder value is enhanced through, among other things, a secure, competitive and growing dividend, complemented by share repurchases. Our financial target aims to return greater than 50% of net cash provided by operating activities, excluding working capital, to shareholders through share repurchases and dividends. This amount and timing of future dividend payments and the level and timing of future share repurchases is subject to the discretion of, and approval by, our Board of Directors and will depend on various factors including our share price, results of operations, financial condition and cash required for future business plans.

▪In February 2026, our Board of Directors declared a quarterly cash dividend of $1.27 per common share, representing a $0.07 increase, reflecting our commitment to a secure, competitive and growing dividend.

Business Environment
The Midstream segment includes our Transportation and NGL businesses. Our Transportation business contains fee-based operations not directly exposed to commodity price risk. Our NGL business contains both fee-based operations and operations directly impacted by NGL and natural gas prices. The weighted-average NGL price was $0.64 per gallon during 2025, compared with $0.68 per gallon during 2024. The Henry Hub natural gas price was $3.54 per million British thermal units (MMBtu) during 2025, compared with $2.24 per MMBtu during 2024. The decrease in NGL prices was primarily due to increased supply, while the increase in natural gas prices was due to increased liquified natural gas exports as U.S. export infrastructure increases.

The Chemicals segment consists of our 50% equity investment in Chevron Phillips Chemical Company LLC (CPChem). The chemicals and plastics industry is mainly a commodity-based industry where the margins for key products are based on supply and demand, as well as cost factors. The benchmark high-density polyethylene chain margin was 7.1 cents per pound in 2025, compared with 17.7 cents per pound in 2024. The decrease was mainly due to higher ethane prices, partially driven by rising natural gas prices, and continued industry oversupply from capacity additions.

Our Refining segment results are driven by several factors, including market crack spreads, refinery throughput, feedstock costs, product yields, turnaround activity, and other operating costs. Market crack spreads are used as indicators of refining margins and measure the difference between market prices for refined petroleum products and crude oil. The composite 3:2:1 market crack spread for our business increased to an average of $20.42 per barrel during 2025, from an average of $16.95 per barrel in 2024. The increase in the composite market crack spread was primarily driven by stronger petroleum diesel demand, supported by low seasonal inventories, and lower crude prices. The price of U.S. benchmark crude oil, West Texas Intermediate at Cushing, Oklahoma, decreased to an average of $64.89 per barrel during 2025, from an average of $75.83 per barrel in 2024. The decrease in crude oil prices was primarily driven by increased global production, including production in the United States.

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

Our Renewable Fuels segment processes renewable feedstocks into renewable products at the Rodeo Renewable Energy Complex (Rodeo Complex) and at our Humber Refinery. In addition, this segment includes global activities to procure renewable feedstocks, manage certain regulatory credits, and market renewable fuels. Results for our Renewable Fuels segment are impacted by several factors, including the market price of renewable fuels, feedstock costs, throughput, operating costs, and the value of certain regulatory credits, as well as other market factors, largely determined by the relationship between supply and demand.

RESULTS OF OPERATIONS

Consolidated Results

A summary of income (loss) before income taxes by operating segment with a reconciliation to net income attributable to Phillips 66 follows:

	Millions of Dollars
	Year Ended December 31
	2025	2024	2023

Midstream	$2,817	2,638	2,819
Chemicals	297	876	600
Refining	(274)	(365)	5,340
Marketing and Specialties	4,500	1,011	1,897
Renewable Fuels	(380)	(198)	153
Corporate and Other	(1,540)	(1,287)	(1,340)
Income before income taxes	5,420	2,675	9,469
Income tax expense	892	500	2,230
Net income	4,528	2,175	7,239
Less: net income attributable to noncontrolling interests	125	58	224
Net income attributable to Phillips 66	$4,403	2,117	7,015

2025 vs. 2024

Net income attributable to Phillips 66 for the year ended December 31, 2025, was $4,403 million, compared with $2,117 million for the year ended December 31, 2024. The increase in 2025 was primarily due to a before-tax aggregate gain of $1.9 billion associated with the partial sale of Germany and Austria Marketing in December 2025, improved realized refining margins, primarily driven by higher market crack spreads, as well as a before-tax gain of $1 billion associated with the sale of our investment in Coop recognized in January 2025 in the M&S segment. These increases were partially offset by a before-tax impairment of $948 million recognized in the third quarter of 2025, related to our equity method investment in WRB, as well as lower equity earnings from CPChem.

2024 vs. 2023

Net income attributable to Phillips 66 for the year ended December 31, 2024, was $2,117 million, compared with $7,015 million for the year ended December 31, 2023. The decrease in 2024 was primarily due to a decline in realized refining margins mainly driven by lower market crack spreads, partially offset by lower income tax expense.

See the “Segment Results” section for additional information on our segment results, Note 9—Investments, Loans and Long-Term Receivables, Note 25—Income Taxes, in the Notes to Consolidated Financial Statements for additional information.

Statement of Income Analysis

2025 vs. 2024

Sales and other operating revenues decreased 8%, primarily due to lower prices for crude oil, refined petroleum products, and NGL, partially offset by higher crude oil, NGL, renewable diesel, and renewable jet fuel sales volumes. Purchased crude oil and products decreased 11% in 2025, primarily due to lower prices for crude oil, refined petroleum products, and NGL, partially offset by higher crude oil and NGL product purchase volumes.

Equity in earnings of affiliates decreased 57% in 2025, primarily due to lower equity earnings from CPChem and Excel Paralubes LLC (Excel Paralubes) as a result of decreased margins. The decrease in 2025 was additionally impacted by lower equity earnings from the sales of ownership interests in Coop and GCX in January 2025, as well as lower equity earnings from WRB prior to our acquisition on October 1, 2025, due to lower refining margins. See the Chemicals segment analysis in the “Segment Results” section for additional information regarding CPChem. See Note 9—Investments, Loans and Long-Term Receivables, and Note 5—Business Combinations, in the Notes to Consolidated Financial Statements for additional information regarding the sales of ownership interests and WRB acquisition, respectively.

Net gain on dispositions increased $2,663 million in 2025, primarily due to a before-tax gain of $1.9 billion associated with the partial sale of Germany and Austria Marketing in December 2025, as well as a before-tax gain of $1 billion associated with the sale of our investment in Coop in January 2025, both recognized in the M&S segment. These increases were partially offset by the absence of a before-tax gain of $238 million recognized in the Midstream segment in the second quarter of 2024, associated with the sale of our ownership interest in Rockies Express Pipeline LLC (REX). See Note 9—Investments, Loans and Long-Term Receivables, in the Notes to Consolidated Financial Statements for additional information regarding the dispositions.

Other income increased $195 million in 2025, primarily due to the recognition of Clean Fuel Production credits beginning in 2025.

Operating expenses increased $484 million in 2025, primarily due to our acquisitions of WRB in October 2025 and Coastal Bend in April 2025. See Note 5—Business Combinations, in the Notes to Consolidated Financial Statements for additional information.

Selling, general and administrative expenses decreased 13% in 2025, mainly driven by an accrual of $605 million recorded in 2024 related to litigation with Propel Fuels, Inc. (Propel Fuels), compared with $262 million recorded in 2025 related to the same matter. See Note 18—Contingencies and Commitments, in the Notes to Consolidated Financial Statements for additional information.

Depreciation and amortization increased 38% in 2025, primarily due to accelerated depreciation for the Los Angeles Refinery, as well as additional depreciation on the assets from the Coastal Bend acquisition in April 2025. See Note 4—Restructuring, in the Notes to Consolidated Financial Statements for information regarding the cessation of fuel production and idling of the Los Angeles Refinery and Note 5—Business Combinations, in the Notes to Consolidated Financial Statements for information regarding the Coastal Bend acquisition.

Impairments increased $604 million in 2025, primarily due to the before-tax impairment of $948 million related to our equity method investment in WRB recognized in the third quarter of 2025. This was partially offset by a before-tax impairment of $224 million recognized in the second quarter of 2024 related to certain Midstream gathering and processing assets in Texas and a before-tax impairment of $163 million recognized in the first quarter of 2024 related to certain crude oil processing and logistics assets in California. See Note 12—Impairments, in the Notes to Consolidated Financial Statements for additional information regarding impairments.

Taxes other than income taxes increased $462 million in 2025, primarily due to the expiration of the Biodiesel Blender Tax Credit as of December 31, 2024.

Interest and debt expense increased 15% in 2025, primarily driven by higher average debt balances. See Note 15—Debt, in the Notes to Consolidated Financial Statements for additional information regarding our debt issuances and repayments.

Income tax expense increased 78% in 2025, primarily due to higher income before income taxes. See Note 25—Income Taxes, in the Notes to Consolidated Financial Statements for additional information regarding our income taxes.

Net income attributable to noncontrolling interests increased $67 million in 2025, due to improved results from DCP LP, including a gain on sale of DCP LP’s equity investment in GCX in January 2025. See Note 9—Investments, Loans and Long-Term Receivables, in the Notes to Consolidated Financial Statements for additional information.

2024 vs. 2023

Sales and other operating revenues decreased 3%, primarily due to lower prices for refined petroleum products and crude oil, partially offset by an increase in prices for NGL. Purchased crude oil and products increased 1% in 2024, primarily due to higher refined product purchase volumes, partially offset by lower prices for refined petroleum products.

Equity in earnings of affiliates decreased 12% in 2024, primarily due to lower equity earnings from WRB as a result of decreased margins, REX due to the sale of our ownership interest in 2024, South Texas Gateway Terminal due to the sale of our ownership interest in 2023, and Excel Paralubes due to declining margins, partially offset by higher sales volumes and lower maintenance costs. These decreases were partially offset by higher equity earnings from CPChem. See the Chemicals segment analysis in the “Segment Results” section for additional information.

Net gain on dispositions increased $206 million in 2024, primarily due to a before-tax gain of $238 million associated with the sale of our ownership interest in REX, as well as a before-tax gain of $67 million associated with the foreign currency forward contracts entered into in connection with the sale of our ownership interest in Coop. These increases were partially offset by before-tax gains totaling $137 million associated with the sales of our ownership interests in the South Texas Gateway Terminal and the Belle Chasse Terminal in 2023. See Note 9—Investments, Loans and Long-Term Receivables, in the Notes to Consolidated Financial Statements for additional information regarding our sales of REX and Coop.

Other income decreased 32% in 2024, primarily due to lower interest income as a result of lower cash balances and decreased results from trading activities. These decreases were partially offset by an increase in the fair value of our investment in NOVONIX.

Selling, general and administrative expenses increased 11% in 2024, mainly driven by an accrual of $605 million recorded during the third quarter of 2024 related to litigation with Propel Fuels. The increase was partially offset by lower employee-related expenses and selling expenses. See Note 18—Contingencies and Commitments, in the Notes to Consolidated Financial Statements for additional information regarding our litigation with Propel Fuels.

Depreciation and amortization increased 20% in 2024, primarily due to $253 million of accelerated depreciation recorded in 2024 associated with our plan to cease operations at our Los Angeles Refinery during the fourth quarter of 2025, as well as depreciation and amortization associated with the startup of additional production capacity at the Rodeo Complex. See Note 4—Restructuring, in the Notes to Consolidated Financial Statements for information regarding the idling of our Los Angeles Refinery.

Impairments increased $432 million in 2024, primarily due to before-tax impairments recorded in our Midstream segment of certain gathering and processing assets in Texas, an equity investment in a crude pipeline in Oklahoma and certain crude gathering assets in Texas. In 2024, we also recorded before-tax impairments in our Midstream and Refining segments related to certain crude oil processing and logistics assets in California. See Note 12—Impairments, in the Notes to Consolidated Financial Statements for additional information regarding impairments.

Taxes other than income taxes decreased 53% in 2024, primarily due to an increase in tax credits generated from higher renewable diesel production and blending activity.

Income tax expense decreased 78% in 2024, primarily due to lower income before income taxes. See Note 25—Income Taxes, in the Notes to Consolidated Financial Statements for additional information regarding our income taxes.

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

Segment Results

Midstream

	Year Ended December 31
	2025	2024	2023
	Millions of Dollars
Income Before Income Taxes
Transportation	$918	1,292	1,310
NGL	1,899	1,346	1,509
Total Midstream	$2,817	2,638	2,819

	Thousands of Barrels Daily
Transportation Volumes
Pipelines*	3,023	3,053	3,069
Terminals	3,092	3,123	3,246
Operating Statistics
Wellhead Volume (billion cubic feet per day)**	4.3	4.3	4.6
NGL Production**	462	436	437
NGL Pipeline Throughput–Y-Grade to Market***†	917	754	707
NGL Fractionated†	896	728	711
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
†Includes volumes from the Coastal Bend acquisition, effective April 1, 2025. See Note 5—Business Combinations, in the Notes to Consolidated Financial Statements for additional information.

The Midstream segment provides crude oil and refined petroleum product transportation, terminaling and processing services; natural gas and NGL gathering, processing, transportation, fractionation, storage export and marketing services.

2025 vs. 2024

Results from our Midstream segment increased $179 million in 2025, compared with 2024.

Results from our Transportation business decreased $374 million in 2025, compared with 2024. The decrease in 2025 was primarily due to the impacts from the sale of our ownership interest in REX in the second quarter of 2024, lower equity earnings from Dakota Access, LLC and the retirement of a rail rack at the Los Angeles Refinery.

Results from our NGL business increased $553 million in 2025, compared with 2024. The increase was due to a before-tax impairment charge recognized in 2024 associated with certain gathering and processing assets in Texas and results from the Coastal Bend operations acquired in April 2025. Additionally, the increase in 2025 was impacted by a before-tax gain from the sale of DCP LP’s ownership interest in GCX in January 2025, increased gathering and processing activity in the Permian region associated with our acquisition of Pinnacle Midland Parent LLC (herein referred to as Dos Picos), and improved export activity. These increases were partially offset by a before-tax impairment charge of $79 million related to our equity investment in an NGL pipeline in Texas in the fourth quarter of 2025.

See the “Executive Overview and Business Environment” section for information on market factors impacting 2025 results. See Note 5—Business Combinations, in the Notes to Consolidated Financial Statements for further information regarding Coastal Bend and Dos Picos acquisitions. See Note 9—Investments, Loans and Long-Term Receivables, in the Notes to Consolidated Financial Statements for further information regarding the sale of ownership interests. See Note 12—Impairments, in the Notes to Consolidated Financial Statements for further information regarding impairments.

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

Chemicals

	Year Ended December 31
	2025	2024	2023
	Millions of Dollars

Income Before Income Taxes	$297	876	600

	Millions of Pounds

CPChem Externally Marketed Sales Volumes*	25,194	24,088	23,798
* Represents 100% of CPChem’s outside sales of produced petrochemical products, as well as commission sales from equity affiliates.

Olefins and Polyolefins Capacity Utilization (percent)	98%	97	96

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

2025 vs. 2024

Results from the Chemicals segment decreased $579 million in 2025, compared with 2024. The decrease was primarily due to reduced polyethylene margins driven by lower sales prices and higher feedstock costs, as well as increased utility costs.

See the “Executive Overview and Business Environment” section for information on market factors impacting CPChem’s 2025 results.

2024 vs. 2023

Results from the Chemicals segment increased $276 million in 2024, compared with 2023. The increase was primarily due to improved margins driven by higher sales prices and lower feedstock costs, as well as increased volumes and decreased utility costs.

Refining

	Year Ended December 31
	2025	2024	2023
	Millions of Dollars
Income (Loss) Before Income Taxes
Atlantic Basin/Europe	$402	(59)	816
Gulf Coast	139	(68)	1,744
Central Corridor*	433	670	2,241
West Coast	(1,248)	(908)	539
Worldwide	$(274)	(365)	5,340

	Dollars Per Barrel
Income (Loss) Before Income Taxes
Atlantic Basin/Europe	$2.09	(0.30)	4.48
Gulf Coast	0.72	(0.35)	8.44
Central Corridor*	2.70	6.18	21.81
West Coast	(16.99)	(10.38)	4.63
Worldwide	(0.44)	(0.62)	8.78

Realized Refining Margins**
Atlantic Basin/Europe	$10.18	7.42	12.80
Gulf Coast	8.86	7.68	15.67
Central Corridor*	13.26	11.52	22.50
West Coast	10.86	8.50	18.95
Worldwide	10.88	8.84	17.26
* Includes our proportional share of our equity method investment in WRB through September 30, 2025. Beginning on October 1, 2025, 100% of Borger Refinery and Wood River Refinery are included in consolidated results. Refer to Note 5—Business Combinations, in the Notes to Consolidated Financial Statements for additional information.
** See the “Non-GAAP Reconciliations” section for a reconciliation of this non-GAAP measure to the most directly comparable measure under generally accepted accounting principles in the United States (GAAP), income (loss) before income taxes per barrel.

On October 1, 2025, we acquired the remaining 50% ownership interest in WRB from subsidiaries of Cenovus Energy Inc. (Cenovus) for total cash consideration of $1.3 billion, subject to post-closing adjustments. See Note 5—Business Combinations, in the Notes to Consolidated Financial Statements for additional information.

In the fourth quarter of 2025, we ceased fuel production at our Los Angeles Refinery. See Note 4—Restructuring, in the Notes to Consolidated Financial Statements for additional information. In early 2024, we ceased crude operations at the San Francisco Refinery as part of the conversion of the refinery into the Rodeo Complex.

	Thousands of Barrels Daily
	Year Ended December 31
	2025	2024	2023
Operating Statistics
Refining operations*
Atlantic Basin/Europe
Crude Oil Capacity	537	537	537
Crude Oil Processed	492	502	479
Capacity Utilization (percent)	92%	93	89
Refinery Production	529	540	502
Gulf Coast
Crude Oil Capacity	529	529	529
Crude Oil Processed	472	483	511
Capacity Utilization (percent)	89%	91	97
Refinery Production	532	542	574
Central Corridor**
Crude Oil Capacity	593	531	531
Crude Oil Processed	606	529	477
Capacity Utilization (percent)	102%	100	90
Refinery Production	633	551	497
West Coast***
Crude Oil Capacity	209	244	313
Crude Oil Processed	193	229	299
Capacity Utilization (percent)	93%	94	95
Refinery Production	199	238	319
Worldwide
Crude Oil Capacity	1,868	1,841	1,910
Crude Oil Processed	1,763	1,743	1,766
Capacity Utilization (percent)	94%	95	92
Refinery Production	1,893	1,871	1,892
* Includes our share of equity affiliates.
** Includes our proportional share of our equity method investment in WRB through September 30, 2025. Beginning on October 1, 2025, 100% of Borger Refinery and Wood River Refinery are included in consolidated results. See Note 5—Business Combinations, in the Notes to Consolidated Financial Statements for additional information.

*** In the fourth quarter 2025, we ceased fuel production and began idling the facilities at our Los Angeles Refinery, and the associated crude oil capacity is excluded from the statistics above beginning on October 1, 2025. Additionally, as part of our plans to convert the San Francisco Refinery into a renewable fuels facility, in the first quarter of 2023, we ceased operations at the Santa Maria facility in Arroyo Grande, California, which reduced net crude throughput capacity from 120 MB/D to 75 MB/D. In October 2023, we further reduced net crude throughput capacity from 75 MB/D to 52 MB/D as we shut down one of the two crude units at the Rodeo facility. The Rodeo facility’s net crude throughput capacity of 52 MB/D prior to shutdown was excluded from the 2024 operating statistics above.

The Refining segment refines crude oil and other feedstocks into petroleum products, such as gasoline and distillates, including aviation fuels, as of December 31, 2025, at 10 refineries in the United States and Europe.

2025 vs. 2024

Results from the Refining segment increased $91 million in 2025, compared with 2024. The increase was driven by higher realized margins, higher volumes, and benefits associated with claims and settlements. The increase in realized margin was primarily due to improved market crack spreads, partially offset by weaker product differentials, and higher Renewable Identification Number (RIN) costs. Additionally, the increase in 2025 was partially offset by a before-tax impairment of $948 million related to our equity method investment in WRB recorded in the third quarter of 2025, and accelerated depreciation for the Los Angeles Refinery.

Our worldwide refining crude oil capacity utilization rate was 94% and 95% in 2025 and 2024, respectively. See the “Executive Overview and Business Environment” section for information on industry crack spreads and other market factors impacting this year’s results. See Note 4—Restructuring, in the Notes to Consolidated Financial Statements for additional information related to accelerated depreciation. See Note 12—Impairments, in the Notes to Consolidated Financial Statements for additional information regarding the impairment of our equity method investment in WRB.

2024 vs. 2023

Results from the Refining segment decreased $5,705 million in 2024, compared with 2023. The decrease was primarily due to lower realized margins as a result of declining market crack spreads.

Our worldwide refining crude oil capacity utilization rate was 95% and 92% in 2024 and 2023, respectively.

Marketing and Specialties

	Year Ended December 31
	2025	2024	2023
	Millions of Dollars

Income Before Income Taxes	$4,500	1,011	1,897

	Dollars Per Barrel
Income Before Income Taxes
U.S.	$1.09	0.41	1.65
International	28.39	3.93	4.72

Realized Marketing Fuel Margins*
U.S.	$1.95	1.73	2.12
International	5.58	5.15	5.96
* See the “Non-GAAP Reconciliations” section for a reconciliation of this non-GAAP measure to the most directly comparable GAAP measure, income before income taxes per barrel.

	Dollars Per Gallon
U.S. Average Wholesale Prices*
Gasoline	$2.45	2.64	2.93
Distillates	2.62	2.69	3.23
* On third-party branded refined product sales.

	Thousands of Barrels Daily
Marketing Refined Product Sales
Gasoline	1,297	1,278	1,240
Distillates	1,006	1,010	957
Other	45	52	27
	2,348	2,340	2,224

The M&S segment purchases for resale and markets refined products, mainly in the United States and Europe. In addition, this segment includes the manufacturing and marketing of base oils and lubricants.

2025 vs. 2024

Before-tax income from the M&S segment increased $3.5 billion in 2025, compared with 2024. The increase in 2025 was primarily driven by a before-tax aggregate gain of $1.9 billion associated with the partial sale of Germany and Austria Marketing in December 2025, a before-tax gain of $1 billion associated with the sale of our investment in Coop, as well as higher U.S. and international marketing fuel margins. Additionally, the increase in 2025 was impacted by an accrual of $605 million recorded in 2024 related to litigation with Propel Fuels, compared with $262 million recorded in 2025 related to the same matter.

See the “Executive Overview and Business Environment” section for information on marketing fuel margins and other market factors impacting 2025 results. See Note 9—Investments, Loans and Long-Term Receivables and Note 18—Contingencies and Commitments, in the Notes to Consolidated Financial Statements for additional information regarding the dispositions in 2025 and litigation with Propel Fuels, respectively.

2024 vs. 2023

Before-tax income from the M&S segment decreased $886 million in 2024, compared with 2023. The decrease in 2024 was primarily driven by an accrual of $605 million recorded during the third quarter of 2024 related to litigation with Propel Fuels, as well as lower U.S. marketing fuel margins.

See Note 18—Contingencies and Commitments, in the Notes to Consolidated Financial Statements for additional information regarding our litigation with Propel Fuels.

Renewable Fuels

	Year Ended December 31
	2025	2024	2023
	Millions of Dollars

Income (Loss) Before Income Taxes	$(380)	(198)	153

	Thousands of Barrels Daily
Operating Statistics
Total Renewable Fuels Produced	38	31	10
Total Renewable Fuel Sales	66	52	28

Market Indicators
Chicago Board of Trade (CBOT) soybean oil (dollars per pound)	$0.49	0.44	0.58
California Low-Carbon Fuel Standard (LCFS) carbon credit (dollars per metric ton)	56.38	60.48	72.76
California Air Resource Board (CARB) ultra-low-sulfur diesel (ULSD) - San Francisco (dollars per gallon)	2.47	2.48	2.87
Biodiesel Renewable Identification Number (RIN) (dollars per RIN)	1.01	0.59	1.35

The Renewable Fuels segment processes renewable feedstocks into renewable products at the Rodeo Complex and at our Humber Refinery. In addition, this segment includes the global activities to procure renewable feedstocks, manage certain regulatory credits, and market renewable fuels.

2025 vs. 2024

Results from the Renewable Fuels segment decreased $182 million in 2025, compared with 2024. The decline was primarily driven by increased feedstock costs from full-year facility operations, along with unfavorable inventory impacts. These decreases were partially offset by increased renewable product sales, as well as, higher credit generation.

2024 vs. 2023

Results from the Renewable Fuels segment decreased $351 million in 2024, compared with 2023. The decrease was primarily driven by higher costs related to the ramp-up of the Rodeo Complex.

See the “Executive Overview and Business Environment” section for information on market factors impacting this year’s results.

Corporate and Other

	Millions of Dollars
	Year Ended December 31
	2025	2024	2023
Loss Before Income Taxes
Net interest expense	$(898)	(745)	(629)
Corporate overhead and other	(629)	(539)	(672)
NOVONIX	(13)	(3)	(39)
Total Corporate and Other	$(1,540)	(1,287)	(1,340)

Net interest expense consists of interest and financing expense, net of interest income and capitalized interest. Corporate overhead and other includes general and administrative expenses, technology costs, environmental costs associated with sites no longer in operation, restructuring costs related to our business transformation, foreign currency transaction gains and losses and other costs not directly associated with an operating segment. Corporate and Other also includes the change in the fair value of our investment in NOVONIX. See Note 20—Fair Value Measurements, in the Notes to Consolidated Financial Statements for additional information regarding our investment in NOVONIX.

2025 vs. 2024

Net interest expense increased $153 million in 2025, compared with 2024, primarily driven by higher average debt balances.

Corporate overhead and other increased $90 million in 2025, compared with 2024, primarily due to higher depreciation expense associated with information technology assets, as well as higher advisory fees recorded during the second quarter of 2025 related to proxy solicitation services.

The fair value of our investment in NOVONIX declined by $13 million during 2025, compared with a decline of $3 million during 2024.

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

CAPITAL RESOURCES AND LIQUIDITY

Financial Indicators

	Millions of Dollars, Except as Indicated
	2025	2024	2023

Cash and cash equivalents	$1,116	1,738	3,323
Net cash provided by operating activities	4,962	4,191	7,029
Short-term debt	1,038	1,831	1,482
Total debt	19,716	20,062	19,359
Total equity	30,241	28,463	31,650
Percent of total debt to capital*	39%	41	38
Percent of floating-rate debt to total debt	2%	9	10
* Capital includes total debt and total equity.

To meet our short- and long-term liquidity requirements, we use a variety of funding sources, but rely primarily on cash generated from operating activities and debt financing. During 2025, we generated $5.0 billion in cash from operations and we received proceeds from asset dispositions of $3.5 billion. We funded capital expenditures and investments of $2.2 billion and completed acquisitions of $3.5 billion, net of cash acquired. Additionally, we paid $1.2 billion to repurchase shares of our common stock, paid $1.9 billion of dividends to our common stockholders, and repaid $0.4 billion of debt, net of proceeds from debt issuances. During 2025, cash and cash equivalents decreased $0.6 billion to $1.1 billion. At this time, we believe that our cash on hand, as well as the sources of liquidity described herein, will be sufficient to fund our obligations over the short- and long-term.

Significant Sources of Capital

Operating Activities
During 2025, cash generated by operating activities was $5.0 billion, a $0.8 billion increase compared with 2024. The increase was primarily due to higher earnings, driven by improved realized refining margins, partially offset by unfavorable working capital impacts.

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

The level and quality of output from our refineries also impacts our cash flows. Factors such as operating efficiency, maintenance turnarounds, market conditions, feedstock availability, and weather conditions can affect output. We actively manage the operations of our refineries, and any variability in their operations typically has not been as significant to cash flows as that caused by fluctuations in margins and prices. Our worldwide refining crude oil capacity utilization was 94%, 95% and 92% in 2025, 2024 and 2023, respectively. Our worldwide refining clean product yield was 87%, 87% and 85% in 2025, 2024 and 2023, respectively.

Equity Affiliate Operating Distributions
Our operating cash flows are also impacted by distribution decisions made by our equity affiliates. Over the three years ended December 31, 2025, operating cash flows included aggregate distributions from our equity affiliates of $3.4 billion. We cannot control the amount of future dividends from equity affiliates; therefore, future dividend payments by these equity affiliates are not assured.

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

Term Loan Agreement
On March 27, 2023, Phillips 66 Company, a wholly owned subsidiary of Phillips 66, entered into a $1.5 billion delayed draw term loan agreement guaranteed by Phillips 66 (the Term Loan Agreement). The Term Loan Agreement provides for a single borrowing during a 90-day period commencing on the closing date, which borrowing was contingent upon the completion of the DCP LP Merger. The Term Loan Agreement contains customary covenants similar to those contained in our revolving credit agreement, including a maximum consolidated net debt-to-capitalization ratio of 65% as of the last day of each fiscal quarter. The Term Loan Agreement has customary events of default, such as nonpayment of principal when due; nonpayment of interest, fees or other amounts after grace periods; and violation of covenants. We may at any time prepay outstanding borrowings under the Term Loan Agreement, in whole or in part, without premium or penalty. Outstanding borrowings under the Term Loan Agreement bear interest at either: (a) the adjusted term Secured Overnight Financing Rate (SOFR) in effect from time to time plus the applicable margin; or (b) the reference rate plus the applicable margin, as defined in the Term Loan Agreement. At December 31, 2025, no borrowings were outstanding under the Term Loan Agreement, as the remaining balance was prepaid in full on December 4, 2025. At December 31, 2024, $550 million was outstanding under the Term Loan Agreement, which had a maturity date of June 2026. This agreement was terminated as of December 31, 2025.

Related Party Advance Term Loan Agreements
On December 31, 2024, WRB distributed its Advance Term Loan with a principal balance of $290 million, including the right to receive any accrued but unpaid interest, to Phillips 66 Company, resulting in the reduction of our related party debt balance and our investment in WRB by $290 million. The distribution was recognized as a non-cash investing and financing transaction.

Accounts Receivable Securitization
On September 30, 2024, Phillips 66 Company entered into a 364-day, $500 million accounts receivable securitization facility (the Receivables Securitization Facility). Under the Receivables Securitization Facility, Phillips 66 Company sells or contributes on an ongoing basis, certain of its accounts receivable, together with related security and interests in the proceeds thereof, to its wholly owned subsidiary, Phillips 66 Receivables LLC (P66 Receivables), a consolidated and bankruptcy-remote special purpose entity created for the sole purpose of transacting under the Receivables Securitization Facility. On April 1, 2025, Phillips 66 Company amended the Receivables Securitization Facility to, among other things, increase the maximum size of the Receivables Securitization Facility from $500 million to $1 billion. On September 29, 2025, Phillips 66 Company amended the Receivables Securitization Facility to, among other things, increase the maximum size of the Receivables Securitization Facility from $1 billion to $1.25 billion and extend the term of the facility through September 28, 2026. Under the amended Receivables Securitization Facility, P66 Receivables may borrow and incur indebtedness from, and/or sell certain accounts receivable in an amount not to exceed $1.25 billion in the aggregate, and will secure its obligations with a pledge of undivided interests in such receivables, together with related security and interests in the proceeds thereof, to PNC Bank, National Association, as Administrative Agent, for the benefit of the secured parties thereunder. Accounts receivable outstanding under the Receivables Securitization Facility accrue interest at an adjusted SOFR plus the applicable margin. In all instances, Phillips 66 Company retains the servicing of the accounts receivables transferred.

P66 Receivables’ sole activity consists of purchasing accounts receivable from Phillips 66 Company, providing those accounts receivable as collateral for P66 Receivables’ borrowings or on-selling certain of its accounts receivable under the Receivables Securitization Facility. P66 Receivables is a separate legal entity with its own separate creditors, who will be entitled, upon its liquidation, to be satisfied out of P66 Receivables’ assets prior to assets or value in P66 Receivables becoming available to P66 Receivables’ equity holders. The assets of P66 Receivables, including any funds of P66 Receivables that may be commingled with funds of any of its affiliates for purposes of cash management and related efficiencies, are not available to pay creditors of Phillips 66 Company, Phillips 66 or any affiliate thereof. Collections on accounts receivable in excess of amounts owed by P66 Receivables under the Receivables Securitization Facility are available to P66 Receivables for payment to Phillips 66 Company, for sales of its accounts receivable to P66 Receivables under the Receivables Securitization Facility, and otherwise for distribution to Phillips 66 Company, in each case, subject to the terms set forth in the Receivables Securitization Facility. The amount available for borrowing or sale of accounts receivable may be limited by the availability of eligible accounts receivable and other customary factors and conditions, as well as the covenants set forth in the Receivables Securitization Facility.

Sales of accounts receivable under the Receivables Securitization Facility meet the sale criteria under ASC 860, Transfers and Servicing, and are derecognized from the consolidated balance sheet. P66 Receivables guarantees payment, in full, for accounts receivable sold to the purchasers. Cash receipts from the sale of accounts receivable under the Receivables Securitization Facility, received at the time of sale, are classified as cash flows from operating activities. For the year-ended December 31, 2025, we sold $759 million in accounts receivable in exchange for cash proceeds of $290 million, and a $469 million reduction in our borrowings under the Receivables Securitization Facility which was recognized as a non-cash financing transaction. For the year ended December 31, 2024, we sold $125 million in accounts receivable in exchange for a $125 million reduction in our borrowings under the Receivables Securitization Facility, which was recognized as a non-cash financing transaction. We recognized immaterial charges associated with the transfer of financial assets, which are included as a component within the line item “Selling, general and administrative expense” on our consolidated statement of income for the years ended December 31, 2025 and 2024. At December 31, 2025 and 2024, $125 million and $121 million of the sold accounts receivable remained uncollected, respectively, which represents our maximum potential future exposure under the guarantee associated with the Receivables Securitization Facility.

Borrowings under the Receivables Securitization Facility are recognized as short-term debt on the consolidated balance sheet. Borrowings are secured by the accounts receivable, held by P66 Receivables, which remain reported as accounts receivable on the consolidated balance sheet. At December 31, 2025 and 2024, we had outstanding borrowings of $200 million and $375 million, respectively. These borrowings were secured by accounts receivable held by P66 Receivables of $4.4 billion and $4.6 billion for 2025 and 2024, respectively, which are included within the “Accounts and notes receivable” line item on our consolidated balance sheet.

At December 31, 2025, we had utilized $367 million of the $1.25 billion capacity of the Receivables Securitization Facility from $167 million of sold accounts receivable not yet remitted to the Administrative Agent and $200 million of outstanding borrowings. At December 31, 2024, we had utilized the full $500 million capacity of our Receivables Securitization Facility from $125 million of sold accounts receivable not yet remitted to the Administrative Agent and $375 million of outstanding borrowings.

Accounts Receivable Factoring
In addition to the Receivables Securitization Facility, discussed above, the Company entered into other facilities with various financial institutions during the fourth quarter of 2025 that enable the Company to sell certain eligible accounts receivable to these financial institutions on a non-recourse basis. Sales of accounts receivable under these facilities meet the sale criteria under ASC 860, Transfers and Servicing, and are derecognized from the consolidated balance sheet. Cash receipts from the sale of accounts receivable, received at the time of sale, are classified as cash flows from operating activities. The Company retains the servicing on all accounts receivable sold under these facilities. For the year ended December 31, 2025, we sold $195 million of accounts receivable under these facilities for cash proceeds. We recognized immaterial charges associated with these transfers, which are included as a component within the line item “Selling, general and administrative expense” on our consolidated statement of income for the year ended December 31, 2025.

Credit Facilities and Commercial Paper

Phillips 66 and Phillips 66 Company
On January 13, 2025, we entered into a $200 million uncommitted credit facility (the 2025 Uncommitted Facility) with Phillips 66 Company as the borrower and Phillips 66 as the guarantor. The 2025 Uncommitted Facility contains covenants and events of default customary for unsecured uncommitted facilities. The 2025 Uncommitted Facility has no commitment fees or compensating balance requirements. Outstanding borrowings under the 2025 Uncommitted Facility bear interest at a rate of either (a) the adjusted term SOFR plus the applicable margin, (b) the adjusted daily simple SOFR plus the applicable margin or (c) the base rate, in each case plus the applicable margin. Each borrowing matures six months from the date of such borrowing. We may at any time prepay outstanding borrowings, in whole or in part, without premium or penalty. At December 31, 2025, no borrowings were outstanding under the 2025 Uncommitted Facility.

On June 25, 2024, we entered into a $400 million uncommitted credit facility (the 2024 Uncommitted Facility) with Phillips 66 Company as the borrower and Phillips 66 as the guarantor. The 2024 Uncommitted Facility contains covenants and events of default customary for unsecured uncommitted facilities. The 2024 Uncommitted Facility has no commitment fees or compensating balance requirements. Outstanding borrowings under the 2024 Uncommitted Facility bear interest at a rate of either (a) the adjusted term SOFR, (b) the adjusted daily simple SOFR or (c) the reference rate, in each case plus the applicable margin. Each borrowing matures six months from the date of such borrowing. We may at any time prepay outstanding borrowings, in whole or in part, without premium or penalty. At December 31, 2025, no borrowings were outstanding, while at December 31, 2024, the entire $400 million had been drawn under the 2024 Uncommitted Facility.

On February 28, 2024, we entered into a new $5 billion revolving credit agreement (the Facility) with Phillips 66 Company as the borrower and Phillips 66 as the guarantor and a scheduled maturity date of February 28, 2029. The Facility replaced our previous $5 billion revolving credit facility dated as of June 23, 2022, with Phillips 66 Company as the borrower and Phillips 66 as the guarantor, and the previous revolving credit facility was terminated. The Facility contains customary covenants similar to the previous revolving credit facility, including a maximum consolidated net debt-to-capitalization ratio of 65% as of the last day of each fiscal quarter. The Facility has customary events of default, such as nonpayment of principal when due; nonpayment of interest, fees or other amounts after grace periods; and violation of covenants. We may at any time prepay outstanding borrowings under the Facility, in whole or in part, without premium or penalty. We have the option to increase the overall capacity to $6 billion, subject to certain conditions. We also have the option to extend the scheduled maturity of the Facility for up to two additional one-year terms, subject to, among other things, the consent of the lenders holding the majority of the commitments and of each lender extending its commitment. Outstanding borrowings under the Facility bear interest at either: (a) the adjusted term SOFR (as described in the Facility) in effect from time to time plus the applicable margin; or (b) the reference rate (as described in the Facility) plus the applicable margin. The pricing levels for the commitment fee and interest-rate margins are determined based on the ratings in effect for our senior unsecured long-term debt from time to time. At December 31, 2025 and 2024, no amounts were drawn under the Facility or the previous revolving credit facility.

Phillips 66 also has a $5 billion uncommitted commercial paper program for short-term working capital needs that is supported by the Facility. Commercial paper maturities are contractually limited to less than one year. At December 31, 2025, and 2024, $200 million and $435 million, respectively, of commercial paper had been issued under this program.

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

Total Committed Capacity Available
At December 31, 2025, and 2024, we had $5.7 billion and $4.6 billion, respectively, of total committed capacity available under the credit facilities described above.

Asset & Investment Dispositions
On December 1, 2025, we divested 65% of our interest in Germany and Austria Marketing for cash proceeds of $1.7 billion.

On January 31, 2025, we sold our 49% ownership interest in Coop and received cash proceeds of $1.2 billion, consisting of a sales price of $1.15 billion and a final dividend relating to financial year 2024 of $92 million from Coop that was paid on January 30, 2025.

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

Phillips 66 Availability of Debt Financing
In September 2025, Moody’s Ratings announced a long-term credit rating change for the company to Baa1 from A3 and affirmed the P-2 rating assigned to the company’s commercial paper program. Moody’s Ratings’ current outlook is stable. Standard & Poor’s currently rates the company’s long-term debt at BBB+ with a stable outlook and commercial paper at A-2. Both agencies’ ratings are considered investment grade. Failure to maintain investment grade ratings could prohibit us from accessing the commercial paper market. However, a rating downgrade by one or both rating agencies would not trigger an automatic default under any of our corporate debt and we would expect to maintain access to funds under our existing liquidity facilities.

DCP LP Availability of Debt Financing
DCP LP has a Baa2 credit rating, with a positive outlook, from Moody’s Investors Service and a BBB+ credit rating, with a stable outlook, from Standard and Poor’s. These ratings facilitate DCP LP’s access to a variety of lenders. DCP LP does not have any ratings triggers on any of its corporate debt that would cause an automatic default, and thereby impact access to liquidity, in the event of a rating downgrade by one or more rating agencies.

Off-Balance Sheet Arrangements
Lease Residual Value Guarantees
Under the operating lease agreement for our headquarters facility in Houston, Texas, we had the option at the end of the existing lease term to request to renew the lease, purchase the facility or assist the lessor in marketing it for resale. In September 2025, we amended and extended the lease term to September 2030. Under the new operating lease agreement, we have a residual value guarantee with a maximum potential future exposure of $404 million at December 31, 2025.

We also have residual value guarantees associated with railcar, airplane and truck leases with maximum potential future exposures totaling $175 million. These leases have remaining terms of one to ten years.

Dakota Access, LLC (Dakota Access) and Energy Transfer Crude Oil Company, LLC (ETCO)
In 2020, the trial court presiding over litigation brought by the Standing Rock Sioux Tribe (the Tribe) ordered the U.S. Army Corps of Engineers (USACE) to prepare an Environmental Impact Statement (EIS) addressing environmental impacts from an easement allowing the passage of the Dakota Access Pipeline (DAPL) under Lake Oahe in North Dakota. Later in 2020, the trial court vacated the easement, but operations have been allowed to continue while the USACE proceeds with the EIS as ordered. The Tribe’s requests for a shutdown have been denied. Most recently, in March 2025, the trial court dismissed a second lawsuit filed by the Tribe, again challenging USACE’s allowance of pipeline operations while the EIS process proceeds. The Tribe’s lawsuit was premature, and the trial court held that it cannot be refiled until after a final EIS is issued.

In December 2025, the USACE published its final EIS, completing its analysis of alternatives. The final EIS evaluates five alternatives: two no-action alternatives (denial with restoration or abandonment) and three action alternatives, with one marked as USACE’s preferred alternative, that would grant the easement under varying conditions. The preferred alternative would grant the easement subject to the same conditions as the 2017 easement but would authorize an increased throughput volume of 1.1 million barrels per day (bpd), up from the previous 570,000 bpd under the original authorization. The remaining action alternatives would impose either additional operational conditions or require an alternate pipeline route, both of which may entail substantial implementation costs and could have a material impact on our financial statements.

We await a Record of Decision (ROD), which will provide a definitive statement of the selected alternative and any related conditions. The Standing Rock Sioux Tribe and affiliated parties may file a new lawsuit in Washington, D.C., challenging the ROD shortly after it is issued.

Dakota Access and ETCO have guaranteed repayment of senior unsecured notes issued by a wholly owned subsidiary of Dakota Access. On April 1, 2024, Dakota Access’ wholly owned subsidiary repaid $1 billion aggregate principal amount of its outstanding senior notes upon maturity. We funded our 25% share of the repayment, or $250 million, with a capital contribution of $171 million in March 2024 and $79 million of distributions we elected not to receive from Dakota Access in the first quarter of 2024. At December 31, 2025, the aggregate principal amount outstanding of Dakota Access’ senior unsecured notes was $850 million.

In addition, Phillips 66 Partners and its co-venturers in Dakota Access also provided a Contingent Equity Contribution Undertaking (CECU) in conjunction with the notes offering. Under the CECU, the co-venturers may be severally required to make proportionate equity contributions to Dakota Access if there is an unfavorable final judgment in the above-mentioned ongoing litigation. At December 31, 2025, our 25% share of the maximum potential equity contributions under the CECU was approximately $215 million. If the pipeline is required to cease operations, it may have a material adverse effect on our results of operations and cash flows. Should operations cease and Dakota Access and ETCO not have sufficient funds to pay its expenses, we also could be required to support our 25% share of the ongoing expenses, including scheduled interest payments on the notes of approximately $10 million annually, in addition to the potential obligations under the CECU at December 31, 2025.

See Note 9—Investments, Loans and Long-Term Receivables, in the Notes to Consolidated Financial statements for additional information regarding our investments in Dakota Access and ETCO. See Note 17—Guarantees, in the Notes to Consolidated Financial Statements for additional information regarding guarantees.

Capital Requirements

Capital Expenditures and Investments
For information about our capital expenditures and investments, see the “Capital Spending” section below.

Debt Financing
Our debt balance at December 31, 2025, was $19.7 billion and our total debt-to-capital ratio was 39%. See Note 15—Debt, in the Notes to Consolidated Financial Statements for our annual debt maturities over the next five years and more information on debt repayments.

Repayments
On December 31, 2025, Phillips 66 early redeemed $400 million of its 1.300% Senior Notes due February 2026. After the redemption, an aggregate principal amount of $100 million remained outstanding.

On December 4, 2025, Phillips 66 Company repaid the remaining $550 million outstanding under the Term Loan Agreement, which had a maturity date of June 2026, and terminated this agreement.

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

DCP LP Cash Distributions to Unitholders
DCP LP’s partnership agreement requires it to distribute all available cash within 45 days after the end of each quarter. For the year ended December 31, 2025, DCP LP made cash distributions of $130 million to common unitholders other than Phillips 66 and its subsidiaries. See Note 3—DCP Midstream, LLC and DCP Midstream, LP Mergers, in the Notes to Consolidated Financial Statements for additional information regarding the DCP LP public common unit acquisition.

Discharge of Senior Notes
On September 20, 2024, we extinguished (i) the remaining $441 million outstanding principal amount of Phillips 66 Company’s 3.605% senior notes due February 2025 (2025 P66 Co Notes), and (ii) the remaining $650 million outstanding principal amount of Phillips 66’s 3.850% senior notes due April 2025 (the 2025 PSX Notes, and together with the 2025 P66 Co Notes, the Discharged Notes), whereby we irrevocably transferred a total of $1.1 billion in government obligations to the trustee of the 2025 P66 Co Notes and the 2025 PSX Notes. The cash paid to purchase the government obligations is included within investing cash flows on our consolidated statement of cash flows. These government obligations yielded sufficient principal and interest over their remaining term to permit the trustee to satisfy the remaining principal and interest due on the Discharged Notes on the applicable maturity dates. On September 20, 2024, Phillips 66 and Phillips 66 Company ceased to be the primary obligors under the Discharged Notes. The transfer of the government obligations to the trustee was accounted for as a transfer of financial assets. The Discharged Notes and the government obligations were derecognized from our balance sheet at December 31, 2024. For the year ended December 31, 2024, we recognized an immaterial gain on the extinguishment of this debt.

Acquisitions
On October 1, 2025, we acquired the remaining 50% ownership interest in WRB from Cenovus for total cash consideration of $1.3 billion, subject to post-closing adjustments. This acquisition, which will enable full integration with our broader value chain and expand our position in the Central Corridor region, was funded with cash and borrowings under our short-term liquidity facilities. Associated with the acquisition, we assumed $450 million of short-term debt at acquisition and was also fully repaid on October 1, 2025. See Note 5—Business Combinations, in the Notes to Consolidated Financial Statements for additional information.

During the second quarter of 2025, we completed the Coastal Bend acquisition, which own various long haul NGL pipelines, fractionation facilities and distribution systems, for total consideration of $2.2 billion, net of cash acquired. This acquisition further enhances our wellhead-to-market strategy and was funded with cash and borrowings under our short-term liquidity facilities. See Note 5—Business Combinations, in the Notes to Consolidated Financial Statements for additional information.

On October 1, 2024, we acquired a marketing business on the U.S. West Coast in our M&S segment for total consideration of $68 million. These operations were acquired to support the placement of renewable diesel produced by the Rodeo Complex.

On July 1, 2024, we acquired Dos Picos in our Midstream segment to expand our natural gas gathering and processing operations in the Permian Basin for cash consideration of $565 million.

Pending Acquisition
On January 5, 2026, we entered into a definitive agreement to acquire the assets and associated infrastructure of the Lindsey Oil Refinery. The closing date of this transaction is dependent on regulatory approval and completion of other customary closing conditions.

Dividends
On February 11, 2026, our Board of Directors declared a quarterly cash dividend of $1.27 per common share. The dividend is payable March 4, 2026, to shareholders of record at the close of business on February 25, 2026.

Share Repurchases
Since July 2012, our Board of Directors has authorized an aggregate of $25 billion of repurchases of our outstanding common stock, and we have repurchased 248 million shares at an aggregate cost of $22.7 billion. In 2025, we repurchased 9.7 million shares at an aggregate cost of $1.2 billion. Our share repurchase authorizations do not expire. Any future share repurchases will be made at the discretion of management and will depend on various factors including our share price, results of operations, financial condition and cash required for future business plans. Shares of stock repurchased are held as treasury shares.

Contractual Obligations

Our contractual obligations primarily consist of purchase obligations, outstanding debt principal and interest obligations, operating and finance lease obligations, and asset retirement and environmental obligations.

Purchase Obligations
Our purchase obligations represent agreements to purchase goods or services that are enforceable, legally binding and specify all significant terms. We expect these purchase obligations will be fulfilled with operating cash flows in the period when due. At December 31, 2025, our purchase obligations totaled $76.9 billion, with $39.7 billion due within one year.

The majority of our purchase obligations are market-based contracts, including exchanges and futures, for the purchase of commodities such as crude oil and NGL. The commodities are used to supply our refineries and fractionators and optimize our supply chain. At December 31, 2025, commodity purchase commitments with third parties and related parties were $43.0 billion and $19.8 billion, respectively. The remaining purchase obligations mainly represent agreements to access and utilize the capacity of third-party equipment and facilities, including pipelines and product terminals, to transport, process, treat, and store products.

Debt Principal and Interest Obligations
As of December 31, 2025, our aggregate principal amount of outstanding debt was $19.9 billion, with $1.0 billion due within one year. Our obligations for interest on the debt totaled $14.4 billion, with $947 million due within one year. See Note 15—Debt, in the Notes to Consolidated Financial Statements for additional information regarding our outstanding debt principal and interest obligations.

Finance and Operating Lease Obligations
See Note 22—Leases, in the Notes to Consolidated Financial Statements for information regarding our lease obligations and timing of our expected lease payments.

Asset Retirement and Environmental Obligations
See Note 13—Asset Retirement Obligations and Accrued Environmental Costs, in the Notes to Consolidated Financial Statements for information regarding asset retirement and environmental obligations.

Capital Spending

Our capital expenditures and investments, excluding acquisitions, represent consolidated capital spending.

	Millions of Dollars
	2026 Budget	2025	2024	2023
Capital Expenditures and Investments
Midstream	$1,100	1,231	751	625
Chemicals	—	—	—	—
Refining*	1,080	776	582	586
Marketing and Specialties	80	118	85	101
Renewable Fuels	40	56	375	753
Corporate and Other	70	52	66	90
Total Capital Expenditures and Investments	$2,370	2,233	1,859	2,155

Selected Equity Affiliates**
CPChem	$680	796	809	1,009
WRB*	—	99	121	189
Total Selected Equity Affiliates	$680	895	930	1,198
* On October 1, 2025, we acquired the remaining 50% equity interest in WRB from Cenovus. As such, 100% of WRB’s capital expenditures and investments for the fourth quarter of 2025 and for the 2026 budget are included in Refining capital expenditures and investments.
** Our share of joint ventures’ capital spending.

Midstream
Capital spending in our Midstream segment was $2.6 billion for the three-year period ended December 31, 2025, primarily for:

•Completion of a second Dos Picos gas plant and increased capacity on the Coastal Bend pipeline, further expanding our NGL operations.
•Gathering and processing projects to further align our wellhead-to-market strategy.
•Spending associated with other reliability and maintenance projects in our Transportation and NGL businesses.

Chemicals
During the three-year period ended December 31, 2025, CPChem had a self-funded capital program that totaled $5.2 billion on a 100% basis. Capital spending was primarily for the development of petrochemical projects on the U.S. Gulf Coast and in the Middle East, as well as sustaining, debottlenecking and optimization projects on existing assets.

Refining
Capital spending for the Refining segment during the three-year period ended December 31, 2025, was $1.9 billion, primarily for projects to improve reliability at our refineries and installation of facilities to improve market capture, product value and utilization, such as our recently completed Sweeny Crude Flex project.

Marketing and Specialties
Capital spending for the M&S segment during the three-year period ended December 31, 2025, was $304 million, primarily for the continued development and enhancement of retail sites in Europe, marketing-related information technology enhancements, investment in electric vehicle charging infrastructure in the United States, spend associated with marketing and commercial fleet fueling businesses on the U.S. West Coast and reliability and maintenance projects for our Specialties business.

Renewable Fuels
Capital spending for the Renewable Fuels segment during the three-year period ended December 31, 2025, was $1.2 billion, primarily related to the construction of facilities to produce renewable fuels at the Rodeo Complex.

Corporate and Other
Capital spending for Corporate and Other during the three-year period ended December 31, 2025, was $208 million, primarily related to information technology, energy research & innovation, and facilities.

2026 Budget
Our 2026 capital budget is $2.4 billion, including $1.1 billion for sustaining capital and $1.3 billion for growth capital. Our projected $2.4 billion capital budget excludes our portion of planned capital spending by CPChem totaling $680 million.

Midstream capital budget of $1.1 billion comprises $400 million for sustaining projects and $700 million for growth projects. The Midstream capital budget advances the integrated NGL wellhead-to-market value chain by strengthening our position in key basins, including by increasing gas processing, pipeline and fractionation capacity. In Refining, we plan to invest $1.1 billion, including $590 million for sustaining capital. Refining growth capital of $490 million supports high-return, low-capital projects that will increase asset reliability and improve market capture. The M&S capital budget of $80 million reflects the continued enhancement of our branded network. The Renewable Fuels capital budget of $40 million reflects investments at the Rodeo Complex related to feedstock optimization and logistics for renewable diesel and sustainable aviation fuel production. The Corporate and Other capital budget of $70 million will fund spend associated with information technology projects and the redevelopment of our idled Los Angeles Refinery.

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

Propel Fuels Litigation
In late 2017, as part of Phillips 66 Company’s evaluation of various opportunities in the renewable fuels business, Phillips 66 Company engaged with Propel Fuels, Inc. (Propel Fuels), a California company that distributes E85 and other alternative fuels through fueling kiosks. Ultimately, the parties were not able to reach an agreement, and negotiations were terminated in August 2018. On February 17, 2022, Propel Fuels filed a lawsuit in the Superior Court of California, County of Alameda (the Propel Court), alleging that Phillips 66 Company misappropriated trade secrets related to Propel Fuels’ renewable fuels business during and after due diligence. On October 16, 2024, a jury returned a verdict against Phillips 66 Company for $604.9 million in compensatory damages and issued a willfulness finding. Based on the willfulness finding, Propel Fuels asked the Propel Court to award $1.2 billion in exemplary damages, and Phillips 66 Company filed a brief in opposition to that request. A hearing on exemplary damages was held on March 4, 2025, and the Propel Court awarded Propel Fuels $195 million in exemplary damages on July 30, 2025. On August 5, 2025, the Propel Court entered a final judgment against Phillips 66 Company in the amount of $833 million. The judgment includes the $604.9 million jury verdict, $195 million of exemplary damages, and $33.3 million of pre-judgment interest at 7%. Post-judgment interest of 10% is accruing from the date of the final judgment. On August 25, 2025, Phillips 66 Company filed three post-trial motions requesting that the Propel Court render judgment in favor of Phillips 66 Company, grant a new trial, and/or reduce the damages award. On October 20, 2025, the Propel Court denied Phillips 66 Company’s motions. On November 14, 2025, Phillips 66 Company filed its Notice of Appeal, which has been assigned to Division Two of the First District Court of Appeal. Separately, on October 24, 2025, Propel Fuels filed additional motions with the Propel Court seeking attorney’s fees and costs. Phillips 66 Company filed its opposition to that request on January 13, 2026, and once the record on this issue is complete, the Propel Court will rule on these motions. Phillips 66 Company denies any wrongdoing and intends to vigorously defend its position. As a result of the August 2025 final judgment and the October 2024 jury verdict, we recorded $262 million and $604.9 million of expense for the years ended December 31, 2025 and 2024, respectively, which are included within the “Selling, general and administrative expenses” line on our consolidated statement of income and reported in the M&S segment. Therefore, our recorded accruals totaling $867 million and $604.9 million as of December 31, 2025 and 2024, respectively, are reflected as “Other liabilities and deferred credits” on our consolidated balance sheet. However, it is reasonably possible that the estimate of the loss could change based on the progression of the case, including the appeals process. If information were to become available that would allow us to reasonably estimate a range of potential exposure in an amount higher or lower than the amount already accrued, we would adjust our accrued liabilities accordingly. While Phillips 66 Company believes the jury verdict is not legally or factually supported, there can be no assurances that such defense efforts will be successful. Until the final resolution of this matter, we may be exposed to losses in excess of the amount recorded, and such amounts may have a material adverse effect on our financial position.

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

•U.S. Federal Oil Pollution Act of 1990, under which owners and operators of onshore facilities and pipelines, as well as owners and operators of vessels are liable for removal costs and damages that result from a discharge of crude oil into navigable waters of the United States.
•European Union Trading Directive resulting in the European Union Emissions Trading Scheme (EU ETS), which uses a market-based mechanism to incentivize the reduction of greenhouse gas (GHG) emissions, as well as the United Kingdom Emissions Trading Scheme (UK ETS).

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

An example of this in the fuels area is the Energy Independence and Security Act of 2007 (EISA). The law requires fuel producers and importers to provide additional renewable fuels for transportation motor fuels and stipulates a mix of various types. RINs form the mechanism used by the U.S. Environmental Protection Agency (EPA) to record compliance with the Renewable Fuel Standard (RFS). If an obligated party has more RINs than it needs to meet its obligation, it may sell or trade the extra RINs, or instead choose to “bank” them for use the following year. We have met the EPA’s renewable volume obligations (RVO) to date. These obligations have been met using a variety of operating and capital strategies. We are also implementing advanced and different technologies to address projected future RVOs. On June 21, 2023, the EPA finalized RVO for the 2023, 2024 and 2025 compliance years. These standards increase cellulosic volumes, which reflect the EPA’s forecast for increasing compressed natural gas and NGL volumes derived from biogas. In addition, the EPA increased total advanced biofuel volumes from the 5.63 billion gallons established for the 2022 compliance year to 7.33 billion gallons in 2025. We may experience a decrease in demand for refined petroleum products and increased program costs if not fully recovered in the market. This program continues to be the subject of possible Congressional review and re-promulgation in revised form, and the EPA’s final regulations establishing RVO requirements have been and continue to be subject to legal challenge, further creating uncertainty regarding RVO requirements.

We can fulfill our obligation under RFS through blending renewable fuels into the motor fuels we produce, producing renewable fuels at the Rodeo Complex, or through purchasing RINs on the open market. For the years ended December 31, 2025 and 2024, we primarily fulfilled our obligation under RFS through blending renewable fuels into the motor fuels we produced or by renewable fuels produced at the Rodeo Complex and incurred no expenses to purchase RINs in the open market to comply with the RFS for our wholly owned refineries. For the year ended December 31, 2023, we incurred expenses of $323 million associated with our obligation to purchase RINs in the open market to comply with the RFS for our wholly owned refineries. These expenses are included in the “Purchased crude oil and products” line item on our consolidated statement of income. Prior to the acquisition of WRB on October 1, 2025, our jointly owned refineries also incurred expenses associated with the purchase of RINs in the open market, of which our share was $280 million, $255 million and $389 million for the years ended December 31, 2025, 2024 and 2023, respectively. These expenses were included in the “Equity in earnings of affiliates” line item on our consolidated statement of income through September 30, 2025. The amount of these expenses and fluctuations between periods is primarily driven by the market price of RINs, refinery and renewable fuels production, blending activities and RVO requirements.

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

We occasionally receive requests for information or notices of potential liability from the EPA and state environmental agencies alleging that we are a potentially responsible party under CERCLA or an equivalent state statute. On occasion, we also have been made a party to cost recovery litigation by those agencies or by private parties. These requests, notices and lawsuits assert potential liability for remediation costs at various sites that typically are not owned by us, but allegedly contain wastes attributable to our past operations. At December 31, 2024, we reported that we had been notified of potential liability under CERCLA and comparable state laws at 19 sites within the United States and Puerto Rico. During 2025, our legal organization approved the removal of two sites, leaving 17 unresolved sites with potential liability at December 31, 2025.

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

We incur costs related to the prevention, control, abatement or elimination of environmental pollution. Expensed environmental costs were $937 million in 2025 and are expected to be approximately $901 million and $916 million in 2026 and 2027, respectively. Capitalized environmental costs were $243 million in 2025 and are expected to be approximately $306 million and $190 million, in 2026 and 2027, respectively. These amounts do not include capital expenditures made for other purposes that have an indirect benefit on environmental compliance.

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

Climate Change
There has been a broad range of proposed or promulgated state, national and international laws focusing on GHG emissions reduction, including various regulations proposed or issued by the EPA. These proposed or promulgated laws apply or could apply in states and/or countries where we have interests or may have interests in the future. Laws regulating GHG emissions continue to evolve, and while it is not possible to accurately estimate either a timetable for implementation or our future compliance costs relating to implementation, such laws potentially could have a material impact on our results of operations and financial condition as a result of increasing costs of compliance, lengthening project implementation and agency reviews, or reducing demand for certain hydrocarbon products. Examples of legislation or precursors for possible regulation that do or could affect our operations include:

•Entities in the United Kingdom are subject to the UK ETS, which is similar to the EU ETS, to combat climate change and is a key tool for reducing industrial GHG emissions. Both UK and EU ETS impact factories, power stations and other installations across all UK/EU member states.
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

In the EU, the first phase of the EU ETS completed at the end of 2007. Phase II was undertaken from 2008 through 2012, and Phase III ran from 2013 through to 2020. Phase IV runs from January 1, 2021 through 2030 and sectors covered under the ETS must reduce their GHG emissions by 43% compared to 2005 levels and there is agreement between the EU Member States, the European Parliament, and the EU Commission (which is pending ratification by the EU Council and European Parliament) to increase the Phase IV GHG emissions reduction to 63% by 2030 compared to 2005 levels. The United Kingdom has its own GHG emission reduction targets under the UK ETS. Phillips 66 has assets that are subject to the EU ETS and assets that are subject to the UK ETS.

From November 30 to December 12, 2015, more than 190 countries, including the United States, participated in the United Nations Climate Change Conference in Paris, France. The conference culminated in what is known as the “Paris Agreement,” which, upon certain conditions being met, entered into force on November 4, 2016. The Paris Agreement establishes a commitment by signatory parties to pursue domestic GHG emission reductions. In January 2025, President Trump signed an executive order directing the United States to withdraw from the Paris Agreement, and the withdraw became effective in January 2026, following the applicable notification period. Additionally, in January 2026, the United States withdrew from several international climate organizations, representing a further departure from the previous administration’s positions and GHG commitments. However, future emission reduction targets and other provisions of legislative or regulatory initiatives and policies enacted in the future by the United States could be brought by future administrations or, in the absence of federal action, states may become more active and focused on taking legislative or regulatory actions aimed at climate change and minimizing GHG emissions.

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

In addition to the disclosures above, we have issued our 2025 Sustainability and People Report that is accessible on our website and provides more detailed information regarding our environmental, social and governance and human capital initiatives, including information on environmental metrics and other topics of interest to our stakeholders, which may not be considered material for U.S. Securities and Exchange Commission (SEC) reporting purposes. The information contained in the Sustainability and People Report is not incorporated by reference into, and does not constitute a part of, this Annual Report.

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

Business Combinations
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

See Note 5—Business Combinations, and Note 20—Fair Value Measurements, in the Notes to Consolidated Financial Statements for additional information on our acquisitions.

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

See Note 12—Impairments, in the Notes to Consolidated Financial Statements for additional information.

GUARANTOR FINANCIAL INFORMATION

We have various cross guarantees between Phillips 66 and its wholly owned subsidiary Phillips 66 Company (together, the Obligor Group) with respect to publicly held debt securities. Phillips 66 conducts substantially all of its operations through subsidiaries, including Phillips 66 Company, and those subsidiaries generate substantially all of its operating income and cash flow. Phillips 66 has fully and unconditionally guaranteed the payment obligations of Phillips 66 Company with respect to its publicly held debt securities. In addition, Phillips 66 Company has fully and unconditionally guaranteed the payment obligations of Phillips 66 with respect to its publicly held debt securities. All guarantees are full and unconditional. At December 31, 2025, $16.0 billion of publicly held debt securities has been guaranteed by the Obligor Group.

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

The summarized results of operations for the year ended December 31, 2025, and the summarized financial position at December 31, 2025, of the Obligor Group on a combined basis were:

Summarized Combined Statement of Income	Millions of Dollars
Sales and other operating revenues	$97,379
Revenues and other income—non-guarantor subsidiaries	14,243
Purchased crude oil and products—third parties	60,375
Purchased crude oil and products—related parties	12,756
Purchased crude oil and products—non-guarantor subsidiaries	30,088
Loss before income taxes	(2,315)
Net loss	(2,268)

Summarized Combined Balance Sheet	Millions of Dollars
Accounts and notes receivable—third parties	$1,348
Accounts and notes receivable—related parties	254
Due from non-guarantor subsidiaries, current	3,825
Total current assets	9,676
Investments and long-term receivables	8,502
Net properties, plants and equipment	10,964
Goodwill	906
Due from non-guarantor subsidiaries, noncurrent	548
Other assets associated with non-guarantor subsidiaries	1,015
Total noncurrent assets	24,575
Total assets	34,251

Due to non-guarantor subsidiaries, current	$5,892
Total current liabilities	13,788
Long-term debt	15,465
Due to non-guarantor subsidiaries, noncurrent	10,859
Total noncurrent liabilities	33,243
Total liabilities	47,031
Total equity	(12,780)
Total liabilities and equity	34,251

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

	Millions of Dollars, Except as Indicated
Realized Refining Margins	Atlantic Basin/Europe	Gulf Coast	Central Corridor	†	West Coast	Worldwide

Year Ended December 31, 2025
Income (loss) before income taxes	$402	139	433		(1,248)	(274)
Plus:
Taxes other than income taxes	77	108	96		76	357
Depreciation, amortization and impairments	218	271	1,156		1,130	2,775
Selling, general and administrative expenses	31	28	80		31	170
Operating expenses	1,173	1,162	952		773	4,060
Equity in losses of affiliates	9	—	70		—	79
Other segment (income) expense, net	(39)	2	(36)		39	(34)
Proportional share of refining gross margins contributed by equity affiliates †	92	—	570		—	662
Special items:
Certain tax impacts	(11)	—	—		—	(11)
Legal settlement	—	—	(181)		—	(181)
Pending Claims and Settlements	—	—	(123)		—	(123)
Realized refining margins	$1,952	1,710	3,017		801	7,480

Total processed inputs (thousands of barrels)	192,109	193,015	160,695		73,483	619,302
Adjusted total processed inputs (thousands of barrels)*†	192,109	193,015	228,582		73,483	687,189

Income (loss) before income taxes per barrel (dollars per barrel)**	$2.09	0.72	2.70		(16.99)	(0.44)
Realized refining margins (dollars per barrel)***	10.18	8.86	13.26		10.86	10.88
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
† Includes our proportional share of our equity method investment in WRB through September 30, 2025. Beginning on October 1, 2025, 100% of Borger Refinery and Wood River Refinery are included in consolidated results. Refer to Note 5—Business Combinations, in the Notes to Consolidated Financial Statements for additional information.

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

	Millions of Dollars, Except as Indicated
	U.S.			International
	2025	2024	2023	2025	2024	2023
Realized Marketing Fuel Margins

Income before income taxes	$804	303	1,151	3,401	447	532
Plus:
Depreciation and amortization	48	38	23	22	116	76
Selling, general and administrative expenses	1,088	1,434	813	262	265	249
Equity in earnings of affiliates	(47)	(29)	(53)	(10)	(106)	(116)
Other operating revenues*	(471)	(467)	(477)	(36)	(34)	(31)
Other expense, net	19	61	27	7	20	14
Special items:
Legal settlement	—	(59)	—	—	—	—
Net gain on asset disposition	—	—	—	(2,921)	(67)	—
Marketing margins	1,441	1,281	1,484	725	641	724
Less: margin for nonfuel related sales	—	—	—	57	56	52
Realized marketing fuel margins	$1,441	1,281	1,484	668	585	672

Total fuel sales volumes (thousands of barrels)	737,601	742,467	698,961	119,808	113,712	112,607

Income before income taxes per barrel (dollars per barrel)	$1.09	0.41	1.65	28.39	3.93	4.72
Realized marketing fuel margins (dollars per barrel)**	1.95	1.73	2.12	5.58	5.15	5.96
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

Commodity Price Risk
Generally, our policy is to remain exposed to the market prices of commodities. Consistent with this policy, we use derivative contracts to convert our exposure from fixed-price sales or purchase contracts, often specified in contracts with refined product customers, back to floating market prices. We also use futures, forwards, swaps and options in various markets to accomplish the following objectives:

•Balance physical systems or meet our asset requirements and market demand. In addition to cash settlement prior to contract expiration, certain exchange-traded futures may be settled by physical delivery of the underlying commodity.

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

We use a VaR model to estimate the loss in fair value that could potentially result on a single day from the effect of adverse changes in market conditions on the derivative commodity instruments held or issued. Using Monte Carlo simulation, a 95% confidence level and a one-day holding period, the VaR for derivative commodity instruments issued or held at December 31, 2025 and 2024, was immaterial to our cash flows and results of operations.

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

	Millions of Dollars, Except as Indicated
Expected Maturity Date	Fixed Rate Maturity *	Average Interest Rate	Floating Rate Maturity	Average Interest Rate
Year-End 2025
2026	$592	3.17%	$400	4.25%
2027	1,250	5.22	—	—
2028	1,300	3.84	—	—
2029	1,200	4.14	—	—
2030	1,150	3.71	—	—
Remaining years	13,625	5.21	—	—
Total	$19,117		$400
Fair value	$18,324		$400
* Includes junior subordinated notes issued in September 2025, see Note 15—Debt, in the Notes to Consolidated Financial Statements for additional information.

	Millions of Dollars, Except as Indicated
Expected Maturity Date	Fixed Rate Maturity	Average Interest Rate	Floating Rate Maturity	Average Interest Rate
Year-End 2024
2025	$584	5.19%	$1,210	5.05%
2026	992	2.42	550	5.45
2027	1,250	5.22	—	—
2028	1,300	3.84	—	—
2029	1,200	4.14	—	—
Remaining years	12,776	4.94	—	—
Total	$18,102		$1,760
Fair value	$16,913		$1,760

Foreign Currency Risk
We are exposed to foreign currency exchange rate fluctuations related to our international operations. Generally, we do not hedge our foreign currency risk. In May 2025, we entered into foreign currency forward contracts in connection with the sale of 65% of our interest in Germany and Austria Marketing and this instrument was settled upon closing of the sale in December 2025. In October 2024, we entered into a foreign currency derivative instrument in connection with the sale of our 49% ownership interest in Coop, and this instrument was settled upon closing of the sale in January 2025. See Note 9—Investments, Loans and Long-Term Receivables for additional information on these derivative instruments.

Risk Monitoring
Our Chief Executive Officer and Chief Financial Officer monitor risks to our business resulting from commodity prices, interest rates and foreign currency exchange rates.

For additional information about our use of derivative instruments, see Note 19—Derivatives and Financial Instruments, in the Notes to Consolidated Financial Statements.

CAUTIONARY STATEMENT FOR THE PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. You can normally identify our forward-looking statements by the words “anticipate,” “estimate,” “believe,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target,” “priorities” and similar expressions that convey the prospective nature of events or outcomes, but the absence of such words does not mean a statement is not forward-looking.
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

Management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2025. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on this assessment, management concluded the company’s internal control over financial reporting was effective as of December 31, 2025.

Ernst & Young LLP has issued an audit report on the company’s internal control over financial reporting as of December 31, 2025, and their report is included herein.

/s/ Mark E. Lashier	/s/ Kevin J. Mitchell

Mark E. Lashier	Kevin J. Mitchell
Chairman and Chief Executive Officer	Executive Vice President and
Chief Financial Officer

Date: February 20, 2026

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Phillips 66

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Phillips 66 (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, based on our audits and, for 2023, the report of Deloitte & Touche LLP, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We did not audit the 2023 financial statements of DCP Midstream, LP (DCP LP), a consolidated subsidiary, whose financial statements reflect total revenues constituting 4% of the Company’s revenues and other income for the year ended December 31, 2023. Those financial statements were audited by Deloitte & Touche LLP, whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for DCP LP for 2023, is based solely on the report of Deloitte & Touche LLP.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 20, 2026 expressed an unqualified opinion thereon.

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

WRB Refining LP Acquisition
Description of the Matter
As discussed in Note 5 to the financial statements, the Company entered into a definitive agreement to acquire the 50% equity interest in WRB Refining LP it did not already own from subsidiaries of Cenovus Energy Inc. The transaction closed on October 1, 2025 and was accounted for as a business combination. As a result of the transaction, the Company recognized $2.8 billion of properties, plants and equipment, which was composed primarily of refining assets.
Auditing management's accounting for the WRB Refining LP acquisition was complex due to the significant estimation required to determine the fair value of the refining assets. In particular, the fair value estimates for certain refining assets were sensitive to economic obsolescence, which had a significant effect on the fair value estimates.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company's controls over the valuation of the refining assets related to the acquisition. For example, we tested controls over management’s review of the valuation models and the underlying assumptions used to develop estimated fair values of these assets.
To test the estimated fair value of the refining assets, our audit procedures included, among others, evaluating the Company’s selection of the valuation methodology, the underlying assumptions used by the Company, and the completeness and accuracy of the underlying data supporting the assumptions and estimates. We involved our valuation specialists to assist in assessing the appropriateness of the valuation methodology used by the Company, to develop an expected range of values to assess the reasonableness of the Company’s estimates, and to evaluate the effects of economic obsolescence on the fair value estimates.

        /s/ Ernst & Young LLP

We have served as the Company’s auditor since 2011.

Houston, Texas
February 20, 2026

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Phillips 66

Opinion on Internal Control Over Financial Reporting
We have audited Phillips 66’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Phillips 66 (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes, and our report dated February 20, 2026 expressed an unqualified opinion thereon, based on our audit and the report of Deloitte & Touche LLP.

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
February 20, 2026

Report of Independent Registered Public Accounting Firm

To the Board of Directors of DCP Midstream GP, LLC and the Unitholders of DCP Midstream, LP

Opinion on the Financial Statements
We have audited the consolidated statements of operations, comprehensive income, changes in equity, and cash flows, for the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”) of DCP Midstream, LP and subsidiaries (the “Partnership”) (not presented herein). In our opinion, the financial statements present fairly, in all material respects the results of the Partnership’s operations and its cash flows for the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We did not audit the financial statements of Gulf Coast Express Pipeline, LLC, the Partnership’s investment which is accounted for by use of the equity method. The consolidated financial statements of the Partnership include its equity earnings in Gulf Coast Express Pipeline, LLC of $68 million for the year ended December 31, 2023. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Gulf Coast Express Pipeline, LLC is based solely on the report of the other auditors.

Basis for Opinion
These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit and the report of the other auditors provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Denver, Colorado
February 21, 2024

We began serving as the Partnership’s auditor in 2004. In 2024 we became the predecessor auditor.

Consolidated Statement of Income	Phillips 66

	Millions of Dollars
Years Ended December 31	2025	2024	2023
Revenues and Other Income
Sales and other operating revenues	$132,376	143,153	147,399
Equity in earnings of affiliates	762	1,779	2,017
Net gain on dispositions	2,984	321	115
Other income	438	243	359
Total Revenues and Other Income	136,560	145,496	149,890

Costs and Expenses
Purchased crude oil and products	116,093	129,962	128,086
Operating expenses	6,423	5,939	6,154
Selling, general and administrative expenses	2,437	2,814	2,525
Depreciation and amortization	3,251	2,363	1,977
Impairments	1,060	456	24
Taxes other than income taxes	791	329	707
Accretion on discounted liabilities	47	40	29
Interest and debt expense	1,039	907	897
Foreign currency transaction (gains) losses	(1)	11	22
Total Costs and Expenses	131,140	142,821	140,421
Income before income taxes	5,420	2,675	9,469
Income tax expense	892	500	2,230
Net Income	4,528	2,175	7,239
Less: net income attributable to noncontrolling interests	125	58	224
Net Income Attributable to Phillips 66	$4,403	2,117	7,015

Net Income Attributable to Phillips 66 Per Share of Common Stock (dollars)
Basic	$10.82	5.01	15.56
Diluted	10.79	4.99	15.48

Weighted-Average Common Shares Outstanding (thousands)
Basic	406,008	420,174	450,136
Diluted	408,053	421,888	453,210
See Notes to Consolidated Financial Statements.

Consolidated Statement of Comprehensive Income	Phillips 66

	Millions of Dollars
Years Ended December 31	2025	2024	2023

Net Income	$4,528	2,175	7,239
Other comprehensive income (loss)
Defined benefit plans
Net actuarial gain (loss) arising during the period	25	(23)	(11)
Amortization of net actuarial loss and settlements	19	14	19
Plans sponsored by equity affiliates	8	(19)	(8)
Divestiture	(12)	—	—
Income taxes on defined benefit plans	(13)	8	2
Defined benefit plans, net of income taxes	27	(20)	2
Foreign currency translation adjustments	222	(111)	182
Income taxes on foreign currency translation adjustments	(9)	6	(3)
Foreign currency translation adjustments, net of income taxes	213	(105)	179
Cash flow hedges	—	—	(3)
Income taxes on hedging activities	—	—	—
Hedging activities, net of income taxes	—	—	(3)
Other Comprehensive Income (Loss), Net of Income Taxes	240	(125)	178
Comprehensive Income	4,768	2,050	7,417
Less: comprehensive income attributable to noncontrolling interests	125	58	224
Comprehensive Income Attributable to Phillips 66	$4,643	1,992	7,193
See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet	Phillips 66

	Millions of Dollars
At December 31	2025	2024
Assets
Cash and cash equivalents	$1,116	1,738
Accounts and notes receivable (net of allowances of $68 million in 2025 and $70 million in 2024)	9,158	9,544
Accounts and notes receivable—related parties	613	1,489
Inventories	5,097	3,995
Prepaid expenses and other current assets	1,287	1,144
Total Current Assets	17,271	17,910
Investments and long-term receivables	11,905	14,378
Net properties, plants and equipment	39,097	35,264
Goodwill	1,433	1,575
Intangibles	978	1,161
Other assets	2,996	2,294
Total Assets	$73,680	72,582

Liabilities
Accounts payable	$8,581	9,792
Accounts payable—related parties	286	512
Short-term debt	1,038	1,831
Accrued income and other taxes	1,362	1,060
Employee benefit obligations	680	732
Other accruals	1,379	1,160
Total Current Liabilities	13,326	15,087
Long-term debt	18,678	18,231
Asset retirement obligations and accrued environmental costs	1,022	1,129
Deferred income taxes	7,308	7,101
Employee benefit obligations	573	703
Other liabilities and deferred credits	2,532	1,868
Total Liabilities	43,439	44,119

Equity
Common stock (2,500,000,000 shares authorized at $0.01 par value) Issued (2025—659,391,484 shares; 2024—656,987,861 shares)
Par value	7	7
Capital in excess of par	19,948	19,788
Treasury stock (at cost: 2025—258,252,603 shares; 2024—248,594,923 shares)	(23,934)	(22,751)
Retained earnings	33,239	30,771
Accumulated other comprehensive loss	(167)	(407)
Total Stockholders’ Equity	29,093	27,408
Noncontrolling interests	1,148	1,055
Total Equity	30,241	28,463
Total Liabilities and Equity	$73,680	72,582
See Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows	Phillips 66

	Millions of Dollars
Years Ended December 31	2025	2024	2023
Cash Flows From Operating Activities
Net income	$4,528	2,175	7,239
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	3,251	2,363	1,977
Impairments	1,060	456	24
Accretion on discounted liabilities	47	40	29
Deferred income taxes	178	(251)	840
Undistributed equity earnings	120	(411)	(822)
Loss (gain) on early redemption of debt	—	(3)	53
Net gain on dispositions	(2,984)	(321)	(115)
Unrealized investment loss	12	—	38
Other	(69)	758	(419)
Working capital adjustments
Accounts and notes receivable	(508)	574	(696)
Inventories	160	(278)	(245)
Prepaid expenses and other current assets	(259)	44	269
Accounts payable	(804)	(491)	(480)
Taxes and other accruals	230	(464)	(663)
Net Cash Provided by Operating Activities	4,962	4,191	7,029

Cash Flows From Investing Activities
Capital expenditures and investments	(2,233)	(1,859)	(2,155)
Acquisitions, net of cash acquired	(3,498)	(625)	(263)
Purchases of government obligations	—	(1,100)	—
Return of investments in equity affiliates	90	141	201
Proceeds from asset dispositions	3,520	1,082	392
Other	24	(102)	35
Net Cash Used in Investing Activities	(2,097)	(2,463)	(1,790)

Cash Flows From Financing Activities
Issuance of debt	8,395	6,272	6,260
Repayment of debt	(8,774)	(4,140)	(4,252)
Issuance of common stock	107	86	123
Repurchase of common stock	(1,207)	(3,451)	(4,014)
Dividends paid on common stock	(1,922)	(1,882)	(1,882)
Distributions to noncontrolling interests	(164)	(70)	(163)
Repurchase of noncontrolling interests	—	—	(4,067)
Contributions from noncontrolling interests	132	—	—
Other	(104)	(120)	(97)
Net Cash Used in Financing Activities	(3,537)	(3,305)	(8,092)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	50	(8)	43

Net Change in Cash and Cash Equivalents	(622)	(1,585)	(2,810)
Cash and cash equivalents at beginning of year	1,738	3,323	6,133
Cash and Cash Equivalents at End of Year	$1,116	1,738	3,323
See Notes to Consolidated Financial Statements.

Consolidated Statement of Changes in Equity						Phillips 66

	Millions of Dollars
	Attributable to Phillips 66
	Common Stock
	Par Value	Capital in Excess of Par	Treasury Stock	Retained Earnings	Accum. Other Comprehensive Loss	Noncontrolling Interests	Total

December 31, 2022	$7	19,791	(15,276)	25,432	(460)	4,612	34,106
Net income	—	—	—	7,015	—	224	7,239
Other comprehensive income	—	—	—	—	178	—	178
Dividends paid on common stock	—	—	—	(1,882)	—	—	(1,882)
Repurchase of common stock	—	—	(4,066)	—	—	—	(4,066)
Distributions to noncontrolling interests	—	—	—	—	—	(163)	(163)
Acquisition of noncontrolling interest in DCP Midstream, LP	—	(361)	—	—	—	(3,613)	(3,974)
Benefit plan activity and other	—	220	—	(15)	—	7	212
December 31, 2023	7	19,650	(19,342)	30,550	(282)	1,067	31,650
Net income	—	—	—	2,117	—	58	2,175
Other comprehensive loss	—	—	—	—	(125)	—	(125)
Dividends paid on common stock	—	—	—	(1,882)	—	—	(1,882)
Repurchase of common stock	—	—	(3,409)	—	—	—	(3,409)
Distributions to noncontrolling interests	—	—	—	—	—	(70)	(70)
Benefit plan activity	—	138	—	(14)	—	—	124
December 31, 2024	7	19,788	(22,751)	30,771	(407)	1,055	28,463
Net income	—	—	—	4,403	—	125	4,528
Other comprehensive income	—	—	—	—	240	—	240
Dividends paid on common stock	—	—	—	(1,922)	—	—	(1,922)
Repurchase of common stock	—	—	(1,183)	—	—	—	(1,183)
Distributions to noncontrolling interests	—	—	—	—	—	(164)	(164)
Contributions from noncontrolling interests	—	—	—	—	—	132	132
Benefit plan activity	—	160	—	(13)	—	—	147
December 31, 2025	$7	19,948	(23,934)	33,239	(167)	1,148	30,241

	Shares
	Common Stock Issued	Treasury Stock

December 31, 2022	652,373,645	186,529,667
Repurchase of common stock	—	37,847,772
Shares issued—share-based compensation	2,468,456	—
December 31, 2023	654,842,101	224,377,439
Repurchase of common stock	—	24,217,484
Shares issued—share-based compensation	2,145,760	—
December 31, 2024	656,987,861	248,594,923
Repurchase of common stock	—	9,657,680
Shares issued—share-based compensation	2,403,623	—
December 31, 2025	659,391,484	258,252,603

Dollars
Years Ended December 31	Dividends Paid Per Share of Common Stock

2023	$4.20
2024	4.50
2025	$4.75
See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements	Phillips 66

Note 1—Summary of Significant Accounting Policies

Consolidation Principles and Investments
Our consolidated financial statements include the accounts of majority-owned, controlled subsidiaries and variable interest entities (VIEs) where we are the primary beneficiary. Undivided interests in pipelines, natural gas plants and terminals are consolidated on a proportionate basis. See Note 3—DCP Midstream, LLC and DCP Midstream, LP Mergers, for further discussion about a significant VIE that we began consolidating in August 2022.

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

Inventories
We have several valuation methods for our various types of inventories and consistently use the following methods for each type of inventory. Crude oil and products inventories are valued at the lower of cost or market in the aggregate, primarily on the last-in, first-out (LIFO) basis. Any necessary lower-of-cost-or-market write-downs at year end are recorded as permanent adjustments to the LIFO cost basis. LIFO is used to better match current inventory costs with current revenues and to meet tax-conformity requirements. Costs include both direct and indirect expenditures incurred in bringing an item or product to its existing condition and location. Materials and supplies inventories are valued using the weighted-average-cost method.

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

Goodwill
Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in a business combination. Goodwill is not amortized, but is assessed for impairment annually and when events or changes in circumstance indicate that the fair value of a reporting unit with goodwill is below its carrying value. The impairment assessment requires allocating goodwill and other assets and liabilities to reporting units. The fair value of each reporting unit is determined and compared to the book value of the reporting unit. If the fair value of the reporting unit is less than the book value, an impairment is recognized for the amount by which the book value exceeds the reporting unit’s fair value. A goodwill impairment cannot exceed the total amount of goodwill allocated to that reporting unit. For purposes of assessing goodwill for impairment, we have three reporting units with goodwill balances at our 2025 testing date: Marketing and Specialties (M&S), Transportation and Natural Gas Liquids (NGL).

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

Revenue Recognition
Our revenues are primarily associated with sales of refined petroleum products and renewable fuels, crude oil, NGL and natural gas. Each gallon, or other unit of measure of product, is separately identifiable and represents a distinct performance obligation to which a transaction price is allocated. The transaction prices of our contracts with customers are either fixed or variable, with variable pricing based upon various market indices. For our contracts that include variable consideration, we utilize the variable consideration allocation exception, whereby the variable consideration is only allocated to the performance obligations that are satisfied during the period. The related revenue is recognized at a point in time when control passes to the customer, which is when title and the risk of ownership pass to the customer and physical delivery of goods occurs, either immediately or within a fixed delivery schedule that is reasonable and customary in the industry. The payment terms with our customers vary based on the product or service provided, but usually are 30 days or less.

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

Share-Based Compensation
We recognize share-based compensation expense over the shorter of: (1) the service period (i.e., the stated period of time required to earn the award); or (2) the period beginning at the start of the service period and ending when an employee first becomes eligible for retirement, but not less than ten months as that is the minimum period of time required for awards not to be subject to forfeiture. Our equity-classified programs generally provide accelerated vesting (i.e., a waiver of the remaining period of service required to earn an award) for awards held by employees at the time they become eligible for retirement (at age 55 with 5 years of service). We have elected to recognize expense on a straight-line basis over the service period for the entire award, irrespective of whether the award was granted with ratable or cliff vesting, and have elected to recognize forfeitures of awards when they occur.

Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income (loss) in the period that includes the enactment date. Income tax effects are released from accumulated other comprehensive loss to retained earnings, when applicable, on an individual item basis as those items are reclassified into income. Interest related to unrecognized income tax benefits is reflected in the “Interest and debt expense” line item, and penalties are reported in the “Operating expenses” or “Selling, general and administrative expenses” line items on our consolidated statement of income. We have elected to treat the global intangible low-taxed income (GILTI) tax as a period expense.

Business Combinations
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

The fair values of assets acquired, liabilities assumed and noncontrolling interests as of the acquisition date are often estimated using a combination of approaches, including the income approach, which requires us to project future cash flows and apply an appropriate discount rate; the cost approach, which requires estimates of replacement costs and depreciation and obsolescence estimates; and the market approach which uses market data and adjusts for entity specific differences. Subsequent to the acquisition date, and not later than one year from the acquisition date, we will record any material adjustments to the initial estimate based on new information obtained that would have existed as of the date of the acquisition. Any adjustment that arises from information obtained that did not exist as of the date of the acquisition will be recorded in the period of the adjustment. Acquisition-related costs are expensed as incurred in connection with each business combination.

Note 2—Changes in Accounting Principles

Effective January 1, 2025, we adopted ASU 2023-09, “Income Taxes (Topic 740) – Improvements to Income Tax Disclosures,” which enhances the transparency, effectiveness, and comparability of income tax disclosures by requiring consistent categories and greater disaggregation of information related to income tax rate reconciliations and the jurisdictions in which income taxes are paid. The adoption of this pronouncement did not have an impact on our consolidated financial statements; however, we applied the new disclosure requirements retrospectively, so all prior period disclosures have been adjusted to reflect the new disclosure requirements. See additional and updated disclosures within Note 25—Income Taxes and Note 27—Cash Flow Information.

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

The most significant assets of DCP Midstream Class A Segment that are available to settle only its obligations, along with its most significant liabilities for which its creditors do not have recourse to Phillips 66’s general credit, were:

	Millions of Dollars
	December 31, 2025	December 31, 2024
Accounts receivable	$530	638
Net properties, plants and equipment	9,211	8,861
Investments and long-term receivables	705	1,622
Accounts payable	785	909
Short-term debt	—	532
Long-term debt	2,903	2,913

Preferred Units
On October 16, 2023, DCP LP redeemed its Series C preferred units at the aggregated liquidation preference of $110 million, which approximated the book value of the preferred units. On June 15, 2023, DCP LP redeemed its Series B preferred units at the aggregated liquidation preference of $161 million, which approximated book value of the preferred units.

Distributions
For the years ended December 31, 2025, 2024 and 2023, DCP LP made cash distributions of $130 million, $47 million and $125 million, respectively, to common unitholders other than Phillips 66 and its subsidiaries.

Note 4—Restructuring

Los Angeles Refinery
In October 2024, we announced our intention to cease operations and begin idling the facilities at our Los Angeles Refinery in the fourth quarter of 2025. In the fourth quarter of 2025, consistent with our plan, we began idling the facility and ceased fuel production. We have submitted redevelopment project applications for the facilities, initiating the review process and allowing us to continue pursuing the redevelopment of the property for future uses. As a result of the decision to cease operations and begin idling the facilities, the following impacts were recorded in our Refining segment:

•In 2024, we assessed the Los Angeles Refinery asset group for impairment and concluded that the carrying value of the asset group was recoverable. However, the estimated useful lives of the Los Angeles Refinery assets were shortened to reflect the plan to cease operations and begin idling the assets in the fourth quarter of 2025. As of December 31, 2025, the carrying values of the net PP&E and intangible assets were depreciated to the estimated salvage value of $241 million. Total depreciation related to the Los Angeles Refinery assets for the years ended December 31, 2025 and December 31, 2024, was $1,062 million and $350 million, including $964 million and $253 million of accelerated depreciation, respectively. This accelerated depreciation is included within the “Depreciation and amortization” line item on our consolidated statement of income for the years ended December 31, 2025 and 2024.

•Our asset retirement obligations (AROs) at the Los Angeles Refinery were $253 million as of December 31, 2025, primarily reflecting asbestos abatement and decommissioning of assets. The estimation of asset retirement obligations requires judgment and is subject to changes in the underlying assumptions. Depreciation of the related capitalized asset retirement costs was also recorded through the fourth quarter of 2025, and the amounts for the years ended December 31, 2025 and 2024, are reflected in the accelerated depreciation discussed above.

•We accrued $69 million in environmental expenses related to future groundwater mitigation plans at the Los Angeles Refinery. Additionally, we recorded a $35 million write down of material and supplies inventory. These expenses are included within the “Operating expenses” line item on our consolidated statement of income for the year ended December 31, 2025.

•We recorded $44 million of severance costs, which are included within the “Operating expenses” line item on our consolidated statement of income for the year ended December 31, 2024.

In April 2022, we began a multi-year business transformation focused on enterprise-wide opportunities to improve our cost structure. For the year ended December 31, 2023, we recorded restructuring costs totaling $177 million primarily related to consulting fees and severance costs. These costs are primarily recorded in the “Selling, general and administrative expenses” line item on our consolidated statement of income and are reported in Corporate and Other.

In addition, for the year ended December 31, 2023, we recorded restructuring costs of $38 million associated with the integration of DCP Midstream Class A Segment primarily related to severance and contract exit costs. These costs are primarily recorded in the “Selling, general and administrative expenses” line item on our consolidated statement of income and are reported in our Midstream segment.

Note 5—Business Combinations

Refining Acquisition
On October 1, 2025, we acquired the remaining 50% equity interest in WRB Refining LP (WRB) from subsidiaries of Cenovus Energy Inc. (Cenovus) for total cash consideration of $1.3 billion, subject to post-closing adjustments. This acquisition will enable full integration with our broader value chain and expand our position in the Central Corridor region.

The components of the fair value of the WRB acquisition consideration are:

Millions of Dollars
Cash paid to Cenovus	$1,304
Fair value of previously held equity interest in WRB	1,304
Settlement of relationships with Phillips 66 and WRB	793
Total acquisition consideration	$3,401

The acquisition date fair value of the previously held equity interest in WRB was determined in conjunction with the impairment recorded in the third quarter of 2025. See Note 9—Investments, Loans and Long-Term Receivables for additional information on the impairment. See Note 20—Fair Value Measurements for additional information on the determination of fair value.

We accounted for this acquisition as a business combination and provisionally recorded $2,767 million of PP&E; $1,200 million of inventory; $54 million of other long-term assets; $9 million of intangibles; $450 million of short-term debt assumed at acquisition and also fully repaid on October 1, 2025; $119 million of net working capital deficit (excluding inventory and short-term debt); $34 million of AROs and accrued environmental costs; $21 million of other long-term liabilities; and $5 million of deferred income tax liabilities. The fair values of the assets acquired and liabilities assumed are preliminary and subject to change until we finalize the accounting for this acquisition.

Midstream Acquisitions
On April 1, 2025, we acquired all issued and outstanding equity interests in each of EPIC Y-Grade GP, LLC and EPIC Y-Grade, LP, together with their respective subsidiaries (collectively referred to herein as Coastal Bend), which own various long haul NGL pipelines, fractionation facilities and distribution systems, for total consideration of $2.2 billion, net of cash acquired. This acquisition further enhances our wellhead-to-market strategy. For this acquisition, we provisionally recorded $2,224 million of PP&E; $4 million of other assets; $4 million of net working capital (excluding cash); $33 million of other long-term liabilities; and $4 million of AROs. The fair values of the assets acquired and liabilities assumed are preliminary and subject to change until we finalize the accounting for this acquisition.

On July 1, 2024, we acquired Pinnacle Midland Parent LLC (referred to herein as Dos Picos) to expand our natural gas gathering and processing operations in the Permian Basin for total cash consideration of $565 million. This acquisition expands our natural gas gathering and processing operations in the Permian Basin. We finalized the valuation of the assets acquired and liabilities assumed during the three months ended June 30, 2025. For this acquisition, we recorded $325 million of PP&E, including finance lease right of use assets; $256 million of amortizable intangible assets, primarily customer relationships; $21 million of goodwill; $18 million of net working capital deficit; $13 million of AROs; and $6 million of finance lease liabilities.

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

Note 6—Sales and Other Operating Revenues

Disaggregated Revenues
The following tables present our disaggregated sales and other operating revenues for the years ended December 31:

	Millions of Dollars
	2025	2024	2023
Product Line and Services
Refined petroleum products and renewable fuels	$97,359	103,685	108,644
Crude oil resales	15,183	22,008	20,824
NGL and natural gas	17,066	14,548	14,467
Services and other*	2,768	2,912	3,464
Consolidated sales and other operating revenues	$132,376	143,153	147,399

Geographic Location**
United States	$104,259	113,599	118,786
United Kingdom	13,207	12,713	14,642
Germany	4,993	5,265	5,547
Other countries	9,917	11,576	8,424
Consolidated sales and other operating revenues	$132,376	143,153	147,399
* Includes derivatives-related activities. See Note 19—Derivatives and Financial Instruments for additional information.
** Sales and other operating revenues are attributable to countries based on the location of the operations generating the revenues.

Contract-Related Assets and Liabilities
At December 31, 2025 and 2024, receivables from contracts with customers were $7,781 million and $8,615 million, respectively. Significant noncustomer balances, such as buy/sell receivables and excise tax receivables, were excluded from these amounts.

Our contract-related assets also include payments we make to our marketing customers related to incentive programs. An incentive payment is initially recognized as an asset and subsequently amortized as a reduction to revenue over the contract term, which generally ranges from 5 to 15 years. At December 31, 2025 and 2024, our asset balances related to such payments were $820 million and $643 million, respectively.

Our contract liabilities primarily represent advances from our customers prior to product or service delivery. At December 31, 2025 and 2024, contract liabilities were $198 million and $232 million, respectively.

Remaining Performance Obligations
Most of our contracts with customers are spot contracts or term contracts with only variable consideration. We do not disclose remaining performance obligations for these contracts as the expected duration is one year or less or because the variable consideration has been allocated entirely to an unsatisfied performance obligation. We also have certain contracts in our Midstream segment that include minimum volume commitments with fixed pricing. At December 31, 2025, the remaining performance obligations related to these minimum volume commitment contracts amounted to $854 million. This amount excludes variable consideration and estimates of variable rate escalation clauses in our contracts with customers, and is expected to be recognized through 2036 with a weighted average remaining life of four years as of December 31, 2025.

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

At December 31, 2025 and 2024, we reported $9,771 million and $11,033 million of accounts and notes receivable, net of allowances of $68 million and $70 million, respectively. Based on an aging analysis at December 31, 2025, more than 95% of our accounts receivable were outstanding less than 60 days.

We are also exposed to credit losses from off-balance sheet exposures, such as guarantees of joint venture debt and accounts receivable sold under a securitization facility, as well as standby letters of credit. See Note 15—Debt, Note 17—Guarantees, and Note 18—Contingencies and Commitments for additional information on these off-balance sheet exposures.

Note 8—Inventories

Inventories at December 31 consisted of the following:

	Millions of Dollars
	2025	2024

Crude oil and products	$4,529	3,547
Materials and supplies	568	448
	$5,097	3,995

Inventories valued on the LIFO basis totaled $4,461 million and $3,443 million at December 31, 2025 and 2024, respectively. The increase in inventories in 2025 was primarily related to the consolidation of assets following our acquisition of the remaining ownership interest of WRB. See Note 5—Business Combinations for additional information. The estimated excess of current replacement cost over LIFO cost of inventories amounted to approximately $3.6 billion and $4.9 billion at December 31, 2025 and 2024, respectively.

During each of the three years ended December 31, 2025, certain volume reductions in inventory caused liquidations of LIFO inventory values. For the year ended December 31, 2025, LIFO inventory liquidations increased net income by $13 million. For the year ended December 31, 2024, LIFO inventory liquidations decreased net income by $10 million. For the year ended December 31, 2023, LIFO inventory liquidations increased net income by $94 million.

Note 9—Investments, Loans and Long-Term Receivables
Components of investments and long-term receivables at December 31 were:

	Millions of Dollars
	2025	2024

Equity investments	$11,425	14,013
Other investments	177	191
Loans and long-term receivables	303	174
	$11,905	14,378

Equity Investments
The following table represents our significant investments in unconsolidated affiliates at December 31:

	At December 31, 2025		Millions of Dollars
	VIE	Ownership Percentage	2025	2024

Chevron Phillips Chemical Company LLC		50.00%	$7,899	7,819
WRB Refining LP*		100.00	—	2,323
Gulf Coast Express Pipeline LLC**		—	—	776
Dakota Access, LLC		25.00	748	777
JET Management Holding GmbH & Co. KG***		35.00	743	—
Front Range Pipeline LLC		33.33	436	459
CF United LLC †		47.09	298	284
OnCue Holdings, LLC ††	X	50.00	211	185
* On October 1, 2025, we acquired the remaining 50% equity interest in WRB from Cenovus and began consolidating the financial results of WRB Refining LP. See Note 5—Business Combinations for additional information.

** Sold as of January 30, 2025. See further discussion in “Dispositions” section below.
*** On December 1, 2025, we divested 65% of our interest in Germany and Austria retail marketing business. We retained a 35% non-operating equity interest in a new entity, JET Management Holding GmbH & Co. KG (JET Management Holding). See further discussion in “Dispositions” section below.

 † On January 1, 2024, CF United LLC (CF United) ceased to be a VIE following the completion of the acquisition of another joint venture in which we had an ownership interest. In connection with this acquisition, the governing agreement for CF United was amended and restated. The amended and restated agreement included removal of a put option that required us to purchase our co-venturer’s interest based on a fixed multiple that was considered a variable interest.

†† We fully guarantee various debt agreements of OnCue Holdings, LLC (OnCue), and our co-venturer does not participate in the guarantees. This entity is considered a VIE because our debt guarantees resulted in OnCue not being exposed to all potential losses. We have determined we are not the primary beneficiary because we do not have the power to direct the activities that most significantly impact economic performance. At December 31, 2025, our maximum exposure to loss was $265 million, which represented the book value of our investment in OnCue of $211 million and guaranteed debt obligations of $54 million.

The following table presents significant basis differences between the carrying value of our investments in unconsolidated affiliates and our share of their underlying equity at December 31:

	Millions of Dollars
	2025	2024
Excess (deficit) of Carrying Value over (under) Underlying Equity in Unconsolidated Affiliates
WRB Refining LP*	$—	(1,526)
Gulf Coast Express Pipeline LLC**	—	393
Front Range Pipeline LLC	264	280
* On October 1, 2025, we acquired the remaining 50% equity interest in WRB from Cenovus and began consolidating the financial results of WRB Refining LP. See Note 5—Business Combinations for additional information.

** Sold as of January 30, 2025. See further discussion in “Investment Dispositions” section below.

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

In 2020, the trial court presiding over litigation brought by the Standing Rock Sioux Tribe (the Tribe) ordered the U.S. Army Corps of Engineers (USACE) to prepare an Environmental Impact Statement (EIS) addressing environmental impacts from an easement allowing the passage of the Dakota Access Pipeline (DAPL) under Lake Oahe in North Dakota. Later in 2020, the trial court vacated the easement, but operations have been allowed to continue while the USACE proceeds with the EIS as ordered. The Tribe’s requests for a shutdown have been denied. Most recently, in March 2025, the trial court dismissed a second lawsuit filed by the Tribe, again challenging USACE’s allowance of pipeline operations while the EIS process proceeds. The Tribe’s lawsuit was premature, and the trial court held that it cannot be refiled until after a final EIS is issued.

In December 2025, the USACE published its final EIS, completing its analysis of alternatives. The final EIS evaluates five alternatives: two no-action alternatives (denial with restoration or abandonment) and three action alternatives, with one marked as USACE’s preferred alternative, that would grant the easement under varying conditions. The preferred alternative would grant the easement subject to the same conditions as the 2017 easement but would authorize an increased throughput volume of 1.1 million barrels per day (bpd), up from the previous 570,000 bpd under the original authorization. The remaining action alternatives would impose either additional operational conditions or require an alternate pipeline route, both of which may entail substantial implementation costs and could have a material impact on our financial statements.

We await a Record of Decision (ROD), which will provide a definitive statement of the selected alternative and any related conditions. The Standing Rock Sioux Tribe and affiliated parties may file a new lawsuit in Washington, D.C., challenging the ROD shortly after it is issued.

Dakota Access and ETCO have guaranteed repayment of senior unsecured notes issued by a wholly owned subsidiary of Dakota Access. On April 1, 2024, Dakota Access’ wholly owned subsidiary repaid $1 billion aggregate principal amount of its outstanding senior notes upon maturity. We funded our 25% share of the repayment, or $250 million, with a capital contribution of $171 million in March 2024 and $79 million of distributions we elected not to receive from Dakota Access in the first quarter of 2024. At December 31, 2025, the aggregate principal amount outstanding of Dakota Access’ senior unsecured notes was $850 million.

In addition, Phillips 66 Partners and its co-venturers in Dakota Access also provided a Contingent Equity Contribution Undertaking (CECU) in conjunction with the notes offering. Under the CECU, the co-venturers may be severally required to make proportionate equity contributions to Dakota Access if there is an unfavorable final judgment in the above-mentioned ongoing litigation. At December 31, 2025, our 25% share of the maximum potential equity contributions under the CECU was approximately $215 million. If the pipeline is required to cease operations, it may have a material adverse effect on our results of operations and cash flows. Should operations cease and Dakota Access and ETCO not have sufficient funds to pay its expenses, we also could be required to support our 25% share of the ongoing expenses, including scheduled interest payments on the notes of approximately $10 million annually, in addition to the potential obligations under the CECU at December 31, 2025.

At December 31, 2025 and 2024, the aggregate book value of our investments in Dakota Access and ETCO was $846 million and $883 million, respectively.

WRB Refining LP Impairment
In the third quarter of 2025, we identified impairment indicators related to our equity method investment in WRB, as a result of our definitive agreement to acquire the remaining 50% equity interest in WRB for a purchase price that was below the carrying value of our then existing 50% equity interest in WRB. We performed an impairment analysis based on a market approach and concluded the decline in fair value to be other than temporary. As a result, we recorded a $948 million before-tax impairment in our Refining segment to reduce the carrying value of our then existing 50% equity interest in WRB to its fair value of $1.3 billion as of September 30, 2025. These impairment charges are included within the “Impairments” line item on our consolidated statement of income. As a result of the acquisition, effective October 1, 2025, we began consolidating the financial results of WRB. See Note 5—Business Combinations for additional information regarding our acquisition of WRB and Note 20—Fair Value Measurements for additional information on the determination of fair value used to record these impairments.

Dispositions
On December 1, 2025, we divested 65% of our interest in Germany and Austria retail marketing business (Germany and Austria Marketing) for cash proceeds of approximately $1.7 billion (1.4 billion Euros) and retained a 35% non-operating equity interest in the newly formed entity, JET Management Holding. We also settled the foreign currency forward contracts entered into in May 2025, in connection with the asset sale, in which we sold an aggregate of approximately 1.5 billion Euros in exchange for an aggregate of approximately $1.6 billion. We recognized a before-tax gain of $1.9 billion from these transactions, which is presented within the “Net gain on dispositions” line item on our consolidated statement of income for the year ended December 31, 2025, and is reported in our M&S segment. The gain comprised of the following components:

Millions of Dollars
Cash proceeds received	$1,664
Fair value of 35% retained interest in JET Management Holding	744
Reclassification from accumulated other comprehensive income	49
Less: Carrying value of assets net of liabilities sold (including cash)*	(320)
Less: Goodwill allocated	(141)
Less: Foreign currency forward contract loss	(53)
Less: Liabilities incurred in conjunction with the sale	(40)
Gain on sale of Germany and Austria Marketing	$1,903
* Includes trade name intangible assets associated with Germany and Austria Marketing.

See Note 11—Goodwill and Intangibles for additional information on the allocation of goodwill and trade name intangible assets. See Note 20—Fair Value Measurements for additional information on the determination of fair value of the retained 35% equity interest. See Note 26—Accumulated Other Comprehensive Loss for additional information on the reclassification from accumulated other comprehensive loss.

As of December 1, 2025, following the divestitures, transactions with JET Management Holding will be classified and disclosed as related party transactions. See Note 29—Related Party Transactions for additional information.

On January 31, 2025, we sold our 49% ownership interest in Coop Mineraloel AG (Coop) and settled the foreign currency forward contracts entered into in connection with the asset sale. We received cash proceeds of $1.2 billion, consisting of a sales price of $1.15 billion and a final dividend relating to financial year 2024 of $92 million from Coop that was paid on January 30, 2025. We recognized a before-tax gain of $1 billion associated with the sale, which is included within the “Net gain on dispositions” line item on our consolidated statement of income for the year ended December 31, 2025, and is reported in our M&S segment. The equity investment balance was $164 million as of December 31, 2024.

On January 30, 2025, DCP Midstream, LP sold its 25% ownership interest in Gulf Coast Express Pipeline LLC for cash proceeds of $853 million. We recognized a before-tax gain of $68 million, which is included within the “Net gain on dispositions” line item on our consolidated statement of income for the year ended December 31, 2025, and is reported in our Midstream segment. The equity investment balance was $776 million as of December 31, 2024.

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

Equity Affiliate Distributions
Total cash distributions received from affiliates were $971 million, $1,525 million, and $1,396 million for the years ended December 31, 2025, 2024 and 2023, respectively. In addition, at December 31, 2025, retained earnings included approximately $3.7 billion related to the undistributed earnings of affiliated companies.

Summarized Equity Affiliate Financial Information
Summarized 100% financial information for all affiliated companies accounted for under the equity method, on a combined basis, as of and for the years ended December 31 was:

	Millions of Dollars
	2025	2024	2023

Revenues	$32,377	42,069	42,078
Income before income taxes	2,416	4,846	5,350
Net income	2,305	4,674	5,160
Current assets	5,221	6,820	6,759
Noncurrent assets	33,646	46,480	46,241
Current liabilities	3,898	6,494	5,750
Noncurrent liabilities	8,108	9,304	10,980
Noncontrolling interests	—	2	2
Includes results from our equity method investment in WRB through September 30, 2025, and for the years ended December 31, 2024 and 2023. On October 1, 2025, we acquired the remaining 50% equity interest in WRB from Cenovus and began consolidating the financial results of WRB Refining LP. See Note 5—Business Combinations for additional information

Note 10—Properties, Plants and Equipment

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

	Millions of Dollars
	2025			2024
	Gross PP&E	Accum. D&A	Net PP&E	Gross PP&E	Accum. D&A	Net PP&E

Midstream	$29,558	5,771	23,787	26,187	4,820	21,367
Chemicals	—	—	—	—	—	—
Refining	25,955	13,685	12,270	22,274	11,991	10,283
Marketing and Specialties	1,014	543	471	2,091	1,267	824
Renewable Fuels	3,772	1,762	2,010	3,716	1,669	2,047
Corporate and Other	1,492	933	559	1,688	945	743
	$61,791	22,694	39,097	55,956	20,692	35,264

See Note 4—Restructuring, for information regarding the cessation of fuel production and idling of the Los Angeles Refinery. See Note 5—Business Combinations and Note 20—Fair Value Measurements for additional information regarding our acquisitions in the Midstream, Refining and Marketing and Specialties segments. See Note 9—Investments, Loans and Long-Term Receivables for additional information regarding the partial sale of Germany and Austria Marketing in the M&S segment. See Note 12—Impairments, for information regarding PP&E impairments the Refining and Midstream segments.

On August 30, 2024, we sold certain Midstream gathering and processing assets in Texas for cash proceeds of $41 million and recognized a before-tax loss of $9 million, which is included in the “Net gain on dispositions” line item on our consolidated statement of income for the year ended December 31, 2024.

Note 11—Goodwill and Intangibles

The carrying amount of goodwill by segment at December 31 was:

	Millions of Dollars
	Midstream	Marketing and Specialties	Total

Balance at December 31, 2023	$626	924	1,550
Goodwill assigned to acquisitions	22	3	25
Balance at December 31, 2024	648	927	1,575
Adjustments	—	(1)	(1)
Goodwill assigned to divestiture	—	(141)	(141)
Balance at December 31, 2025	$648	785	1,433

On December 1, 2025, we divested 65% of our interest in Germany and Austria Marketing, and derecognized $141 million goodwill in connection with the disposition. The $141 million goodwill allocated to Germany and Austria Marketing is based on the relative fair value of Germany and Austria Marketing compared to the fair value of the M&S reporting unit. See Note 9—Investments, Loans and Long-Term Receivables for additional information on the disposition.

On July 1, 2024, we acquired Dos Picos in our Midstream segment and recognized goodwill of $21 million associated with this acquisition. Refer to Note 5—Business Combinations for additional information.

Intangible Assets

Intangible Assets with Indefinite Useful Lives
The gross carrying value of indefinite-lived intangible assets at December 31 consisted of the following:

	Millions of Dollars
	2025	2024

Trade names and trademarks	$410	503
Refinery air and operating permits	117	109
	$527	612

During the year ended December 31, 2025, our trade names and trademarks intangible balances decreased $93 million, primarily due to the derecognition of a trade name in connection with the partial sale of Germany and Austria Marketing. See Note 9—Investments, Loans and Long-Term Receivables for additional information on the disposition.

Intangible Assets with Finite Useful Lives
The net book value of our amortized intangible assets was $450 million at December 31, 2025, and $549 million at December 31, 2024. These balances include accumulated amortization of $462 million and $408 million, at December 31, 2025 and 2024, respectively. The amortized intangible assets are primarily related to customer relationships.

On July 1, 2024, we acquired Dos Picos in our Midstream segment and recorded $256 million in amortizable intangible assets, which have a weighted-average amortization period of 20 years. Associated with the 2024 acquisition and final valuation of a marketing business on the U.S. West Coast, in our M&S segment, we recorded $20 million in amortizable intangible assets. See Note 5—Business Combinations for additional information.

For the years ended December 31, 2025, 2024 and 2023, amortization expense was $138 million, $53 million and $33 million, respectively. The increases in amortization expense for the years ended December 31, 2025 and 2024 are primarily due to the accelerated amortization resulting from the cessation of fuel production and idling of our Los Angeles Refinery. See Note 4—Restructuring for additional information. Expected amortization expenses beyond 2026 are less than $50 million per year.

Note 12—Impairments

	Millions of Dollars
	2025	2024	2023

Midstream	$79	346	3
Refining	955	106	10
Marketing and Specialties	1	3	3
Corporate and Other	25	1	8
Total impairments	$1,060	456	24

For the year ended December 31, 2025, we recorded before-tax impairments totaling $1.1 billion, which included $955 million recorded in our Refining segment and $79 million recorded in our Midstream segment. Refining segment impairments included a $948 million before-tax impairment related to our equity method investment in WRB. See Note 9—Investments, Loans and Long-Term Receivables for additional information. The Midstream segment included a $79 million before-tax impairment related to an equity investment in an NGL pipeline in Texas.

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

These impairment charges are included within the “Impairments” line item on our consolidated income statement. See Note 20—Fair Value Measurements for additional information on the determination of fair value used to record these impairments.

Note 13—Asset Retirement Obligations and Accrued Environmental Costs

Asset retirement obligations and accrued environmental costs at December 31 were:

	Millions of Dollars
	2025	2024

Asset retirement obligations	$721	771
Accrued environmental costs	506	439
Total asset retirement obligations and accrued environmental costs	1,227	1,210
Asset retirement obligations and accrued environmental costs due within one year*	(205)	(81)
Long-term asset retirement obligations and accrued environmental costs	$1,022	1,129
* Classified as a current liability, which is presented within the “Other accruals” line item on our consolidated balance sheet.

Asset Retirement Obligations
We have asset retirement obligations that we are required to perform under law or contract once an asset is permanently taken out of service. Our recognized asset retirement obligations primarily involve asbestos abatement at our current refineries, or at sites we own that were previously utilized as refineries; decommissioning, removal or dismantlement of certain assets at refineries that have ceased or will cease operations; and decommissioning, removal or dismantlement of certain midstream pipelines and processing facilities. Asset retirement obligations related to dismantlement or removal of assets at certain leased international marketing sites were derecognized as of December 31, 2025, following the partial sale of Germany and Austria Marketing. Most of our asset retirement obligations are not expected to be paid until many years in the future and are expected to be funded from general company resources at the time of removal.

Our overall asset retirement obligations changed as follows during the years ended December 31:

	Millions of Dollars
	2025	2024

Balance at January 1	$771	537
Accretion of discount	34	27
New obligations	42	261
Changes in estimates of existing obligations	81	33
Spending on existing obligations	(84)	(25)
Asset dispositions	(138)	(55)
Foreign currency translation	15	(7)
Balance at December 31	$721	771

During the year ended December 31, 2025, our asset retirement obligations balance decreased $50 million. This decrease was primarily due to the derecognition of obligations as a result of the partial sale of Germany and Austria Marketing, partially offset by increased estimates in existing obligations of $81 million, primarily due to the cessation of fuel production and idling of the Los Angeles Refinery, and new obligations of $42 million, primarily from the WRB acquisition. See Note 4—Restructuring for additional information on the cessation of fuel production and idling of the Los Angeles Refinery; See Note 5—Business Combinations for additional information on the WRB acquisition; See Note 9—Investments, Loans and Long-Term Receivables for additional information regarding the partial sale of Germany and Austria Marketing.

Accrued Environmental Costs
Of our total accrued environmental costs at December 31, 2025, $373 million was primarily related to cleanup at current domestic refineries, or at sites we own that were previously utilized as domestic refineries, and underground storage tanks at U.S. service stations; $96 million was associated with non-operated sites; and $37 million was related to sites at which we have been named a potentially responsible party under federal or state laws. A large portion of our expected environmental expenditures have been discounted as these obligations were acquired in various business combinations. Expected expenditures for acquired environmental obligations were discounted using a weighted-average discount rate of approximately 5%. At December 31, 2025, the accrued balance for acquired environmental liabilities was $304 million. The expected future undiscounted payments related to the portion of the accrued environmental costs that have been discounted are: $35 million in 2026, $24 million in 2027, $28 million in 2028, $34 million in 2029, $24 million in 2030, and $230 million in the aggregate for all years after 2030.

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

	2025		2024		2023
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Amounts Attributed to Phillips 66 Common Stockholders (millions):
Net Income Attributable to Phillips 66	$4,403	4,403	2,117	2,117	7,015	7,015
Income allocated to participating securities	(9)	(2)	(10)	(10)	(11)	—
Net income available to common stockholders	$4,394	4,401	2,107	2,107	7,004	7,015

Weighted-average common shares outstanding (thousands):	404,783	406,008	418,607	420,174	448,381	450,136
Effect of share-based compensation	1,225	2,045	1,567	1,714	1,755	3,074
Weighted-average common shares outstanding—EPS	406,008	408,053	420,174	421,888	450,136	453,210

Earnings Per Share of Common Stock (dollars)	$10.82	10.79	5.01	4.99	15.56	15.48

Note 15—Debt

Short-term and long-term debt at December 31 was:

	Millions of Dollars
	December 31, 2025
	Phillips 66	Phillips 66 Company	Phillips 66 Partners	DCP LP	Total

1.300% Senior Notes due February 2026	100	—	—	—	100
3.550% Senior Notes due October 2026	—	458	34	—	492
5.625% Senior Notes due July 2027	—	—	—	500	500
4.950% Senior Notes due December 2027	—	750	—	—	750
3.750% Senior Notes due March 2028	—	427	73	—	500
3.900% Senior Notes due March 2028	800	—	—	—	800
5.125% Senior Notes due May 2029	—	—	—	600	600
3.150% Senior Notes due December 2029	—	570	30	—	600
8.125% Senior Notes due August 2030	—	—	—	300	300
2.150% Senior Notes due December 2030	850	—	—	—	850
5.250% Senior Notes due June 2031	—	1,200	—	—	1,200
3.250% Senior Notes due February 2032	—	—	—	400	400
5.300% Senior Notes due June 2033	—	900	—	—	900
4.650% Senior Notes due November 2034	1,000	—	—	—	1,000
4.950% Senior Notes due March 2035	—	600	—	—	600
6.450% Senior Notes due November 2036	—	—	—	300	300
6.750% Senior Notes due September 2037	—	—	—	450	450
5.875% Senior Notes due May 2042	1,500	—	—	—	1,500
5.600% Senior Notes due April 2044	—	—	—	400	400
4.875% Senior Notes due November 2044	1,700	—	—	—	1,700
4.680% Senior Notes due February 2045	—	442	8	—	450
4.900% Senior Notes due October 2046	—	605	20	—	625
3.300% Senior Notes due March 2052	1,000	—	—	—	1,000
5.650% Senior Notes due June 2054	—	500	—	—	500
5.500% Senior Notes due March 2055	—	600	—	—	600
5.875% Series A Junior Subordinated Notes due March 2056	—	1,000	—	—	1,000
6.200% Series B Junior Subordinated Notes due March 2056	—	1,000	—	—	1,000
Commercial paper due January 2026 at 3.952% at year-end 2025	200	—	—	—	200
Receivables Securitization Facility due September 2026 at 4.538% at year-end 2025	200	—	—	—	200
Debt at face value	7,350	9,052	165	2,950	19,517
Finance leases					338
Software obligations					34
Net unamortized discounts, debt issuance costs and acquisition fair value adjustments					(173)
Total debt					19,716
Short-term debt					(1,038)
Long-term debt					$18,678

	Millions of Dollars
	December 31, 2024
	Phillips 66	Phillips 66 Company	Phillips 66 Partners	DCP LP	Total

3.605% Senior Notes due February 2025	—	—	59	—	59
5.375% Senior Notes due July 2025	—	—	—	525	525
1.300% Senior Notes due February 2026	500	—	—	—	500
3.550% Senior Notes due October 2026	—	458	34	—	492
5.625% Senior Notes due July 2027	—	—	—	500	500
4.950% Senior Notes due December 2027	—	750	—	—	750
3.750% Senior Notes due March 2028	—	427	73	—	500
3.900% Senior Notes due March 2028	800	—	—	—	800
5.125% Senior Notes due May 2029	—	—	—	600	600
3.150% Senior Notes due December 2029	—	570	30	—	600
8.125% Senior Notes due August 2030	—	—	—	300	300
2.150% Senior Notes due December 2030	850	—	—	—	850
5.250% Senior Notes due June 2031	—	1,200	—	—	1,200
3.250% Senior Notes due February 2032	—	—	—	400	400
5.300% Senior Notes due June 2033	—	900	—	—	900
4.650% Senior Notes due November 2034	1,000	—	—	—	1,000
4.950% Senior Notes due March 2035	—	600	—	—	600
6.450% Senior Notes due November 2036	—	—	—	300	300
6.750% Senior Notes due September 2037	—	—	—	450	450
5.875% Senior Notes due May 2042	1,500	—	—	—	1,500
5.600% Senior Notes due April 2044	—	—	—	400	400
4.875% Senior Notes due November 2044	1,700	—	—	—	1,700
4.680% Senior Notes due February 2045	—	442	8	—	450
4.900% Senior Notes due October 2046	—	605	20	—	625
3.300% Senior Notes due March 2052	1,000	—	—	—	1,000
5.650% Senior Notes due June 2054	—	500	—	—	500
5.500% Senior Notes due March 2055	—	600	—	—	600
Commercial paper due January 2025 at 4.695% at year-end 2024	435	—	—	—	435
Uncommitted Facility due July 2025 at 5.300% at year-end 2024	—	400	—	—	400
Receivables Securitization Facility due September 2025 at 5.182% at year-end 2024	—	375	—	—	375
Floating Rate Term Loan due June 2026 at 5.445% at year-end 2024	—	550	—	—	550
Other	1	—	—	—	1
Debt at face value	7,786	8,377	224	3,475	19,862
Finance leases					352
Software obligations					17
Net unamortized discounts, debt issuance costs and acquisition fair value adjustments					(169)
Total debt					20,062
Short-term debt					(1,831)
Long-term debt					$18,231

Maturities of borrowings outstanding at December 31, 2025, inclusive of net unamortized discounts and debt issuance costs, for each of the years from 2026 through 2030 are $1,038 million, $1,282 million, $1,319 million, $1,217 million and $1,192 million, respectively.

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

Repayments
On December 31, 2025, Phillips 66 early redeemed $400 million of its 1.300% Senior Notes due February 2026. After the redemption, an aggregate principal amount of $100 million remained outstanding.

On December 4, 2025, Phillips 66 Company repaid the remaining $550 million outstanding under its delayed draw term loan agreement (the Term Loan Agreement), which had a maturity date of June 2026, and terminated this agreement.

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

On May 19, 2023, DCP LP redeemed its 5.850% junior subordinated notes due May 2043 with an aggregate principal amount outstanding of $550 million. On the date of redemption, our carrying value of DCP LP’s junior subordinated notes was $497 million, which resulted in a $53 million before-tax loss. DCP LP’s junior subordinated notes were adjusted to fair value on August 17, 2022, in connection with the consolidation of DCP LP. See Note 20—Fair Value Measurements for additional information regarding the fair value of DCP LP’s junior subordinated notes.

On March 15, 2023, DCP LP repaid its 3.875% senior unsecured notes due March 2023 with an aggregate principal amount of $500 million.

Discharge of Senior Notes
On September 20, 2024, we extinguished (i) the remaining $441 million outstanding principal amount of Phillips 66 Company’s 3.605% senior notes due February 2025 (2025 P66 Co Notes), and (ii) the remaining $650 million outstanding principal amount of Phillips 66’s 3.850% senior notes due April 2025 (the 2025 PSX Notes, and together with the 2025 P66 Co Notes, the Discharged Notes), whereby we irrevocably transferred a total of $1.1 billion in government obligations to the trustee of the 2025 P66 Co Notes and the 2025 PSX Notes. The cash paid to purchase the government obligations is included within investing cash flows on our consolidated statement of cash flows. These government obligations yielded sufficient principal and interest over their remaining term to permit the trustee to satisfy the remaining principal and interest due on the Discharged Notes on the applicable maturity dates. On September 20, 2024, Phillips 66 and Phillips 66 Company ceased to be the primary obligors under the Discharged Notes. The transfer of the government obligations to the trustee was accounted for as a transfer of financial assets. The Discharged Notes and the government obligations were derecognized from our balance sheet at December 31, 2024. For the year ended December 31, 2024, we recognized an immaterial gain on the extinguishment of this debt.

Term Loan Agreement
On March 27, 2023, Phillips 66 Company, a wholly owned subsidiary of Phillips 66, entered into a $1.5 billion delayed draw term loan agreement guaranteed by Phillips 66. The Term Loan Agreement provides for a single borrowing during a 90-day period commencing on the closing date, which borrowing was contingent upon the completion of the DCP LP Merger. The Term Loan Agreement contains customary covenants similar to those contained in our revolving credit agreement, including a maximum consolidated net debt-to-capitalization ratio of 65% as of the last day of each fiscal quarter. The Term Loan Agreement has customary events of default, such as nonpayment of principal when due; nonpayment of interest, fees or other amounts after grace periods; and violation of covenants. We may at any time prepay outstanding borrowings under the Term Loan Agreement, in whole or in part, without premium or penalty. Outstanding borrowings under the Term Loan Agreement bear interest at either: (a) the adjusted term Secured Overnight Financing Rate (SOFR) in effect from time to time plus the applicable margin; or (b) the reference rate plus the applicable margin, as defined in the Term Loan Agreement. At December 31, 2025, no borrowings were outstanding under the Term Loan Agreement, as the remaining balance was prepaid in full on December 4, 2025. At December 31, 2024, $550 million was outstanding under the Term Loan Agreement, which had a maturity date of June 2026. This agreement was terminated as of December 31, 2025.

Related Party Advance Term Loan Agreements
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

Accounts Receivable Securitization
On September 30, 2024, Phillips 66 Company entered into a 364-day, $500 million accounts receivable securitization facility (the Receivables Securitization Facility). Under the Receivables Securitization Facility, Phillips 66 Company sells or contributes on an ongoing basis, certain of its accounts receivable, together with related security and interests in the proceeds thereof, to its wholly owned subsidiary, Phillips 66 Receivables LLC (P66 Receivables), a consolidated and bankruptcy-remote special purpose entity created for the sole purpose of transacting under the Receivables Securitization Facility. On April 1, 2025, Phillips 66 Company amended the Receivables Securitization Facility to, among other things, increase the maximum size of the Receivables Securitization Facility from $500 million to $1 billion. On September 29, 2025, Phillips 66 Company amended the Receivables Securitization Facility to, among other things, increase the maximum size of the Receivables Securitization Facility from $1 billion to $1.25 billion and extend the term of the facility through September 28, 2026. Under the amended Receivables Securitization Facility, P66 Receivables may borrow and incur indebtedness from, and/or sell certain accounts receivable in an amount not to exceed $1.25 billion in the aggregate, and will secure its obligations with a pledge of undivided interests in such receivables, together with related security and interests in the proceeds thereof, to PNC Bank, National Association, as Administrative Agent, for the benefit of the secured parties thereunder. Accounts receivable outstanding under the Receivables Securitization Facility accrue interest at an adjusted SOFR plus the applicable margin. In all instances, Phillips 66 Company retains the servicing of the accounts receivables transferred.

P66 Receivables’ sole activity consists of purchasing accounts receivable from Phillips 66 Company, providing those accounts receivable as collateral for P66 Receivables’ borrowings or on-selling certain of its accounts receivable under the Receivables Securitization Facility. P66 Receivables is a separate legal entity with its own separate creditors, who will be entitled, upon its liquidation, to be satisfied out of P66 Receivables’ assets prior to assets or value in P66 Receivables becoming available to P66 Receivables’ equity holders. The assets of P66 Receivables, including any funds of P66 Receivables that may be commingled with funds of any of its affiliates for purposes of cash management and related efficiencies, are not available to pay creditors of Phillips 66 Company, Phillips 66 or any affiliate thereof. Collections on accounts receivable in excess of amounts owed by P66 Receivables under the Receivables Securitization Facility are available to P66 Receivables for payment to Phillips 66 Company, for sales of its accounts receivable to P66 Receivables under the Receivables Securitization Facility, and otherwise for distribution to Phillips 66 Company, in each case, subject to the terms set forth in the Receivables Securitization Facility. The amount available for borrowing or sale of accounts receivable may be limited by the availability of eligible accounts receivable and other customary factors and conditions, as well as the covenants set forth in the Receivables Securitization Facility.

Sales of accounts receivable under the Receivables Securitization Facility meet the sale criteria under ASC 860, Transfers and Servicing, and are derecognized from the consolidated balance sheet. P66 Receivables guarantees payment, in full, for accounts receivable sold to the purchasers. Cash receipts from the sale of accounts receivable under the Receivables Securitization Facility, received at the time of sale, are classified as cash flows from operating activities. For the year-ended December 31, 2025, we sold $759 million in accounts receivable in exchange for cash proceeds of $290 million, and a $469 million reduction in our borrowings under the Receivables Securitization Facility which was recognized as a non-cash financing transaction. For the year ended December 31, 2024, we sold $125 million in accounts receivable in exchange for a $125 million reduction in our borrowings under the Receivables Securitization Facility, which was recognized as a non-cash financing transaction. We recognized immaterial charges associated with the transfer of financial assets, which are included as a component within the line item “Selling, general and administrative expense” on our consolidated statement of income for the years ended December 31, 2025 and 2024.

Borrowings under the Receivables Securitization Facility are recognized as short-term debt on the consolidated balance sheet. Borrowings are secured by the accounts receivable, held by P66 Receivables, which remain reported as accounts receivable on the consolidated balance sheet. At December 31, 2025 and 2024, we had outstanding borrowings of $200 million and $375 million, respectively. These borrowings were secured by accounts receivable held by P66 Receivables of $4.4 billion and $4.6 billion for 2025 and 2024, respectively, which are included within the “Accounts and notes receivable” line item on our consolidated balance sheet.

At December 31, 2025, we had utilized $367 million of the $1.25 billion capacity of the Receivables Securitization Facility from $167 million of sold accounts receivable not yet remitted to the Administrative Agent and $200 million of outstanding borrowings. At December 31, 2024, we had utilized the full $500 million capacity of our Receivables Securitization Facility from $125 million of sold accounts receivable not yet remitted to the Administrative Agent and $375 million of outstanding borrowings.

Credit Facilities and Commercial Paper

Phillips 66 and Phillips 66 Company
On January 13, 2025, we entered into a $200 million uncommitted credit facility (the 2025 Uncommitted Facility) with Phillips 66 Company as the borrower and Phillips 66 as the guarantor. The 2025 Uncommitted Facility contains covenants and events of default customary for unsecured uncommitted facilities. The 2025 Uncommitted Facility has no commitment fees or compensating balance requirements. Outstanding borrowings under the 2025 Uncommitted Facility bear interest at a rate of either (a) the adjusted term SOFR plus the applicable margin, (b) the adjusted daily simple SOFR plus the applicable margin or (c) the base rate, in each case plus the applicable margin. Each borrowing matures six months from the date of such borrowing. We may at any time prepay outstanding borrowings, in whole or in part, without premium or penalty. At December 31, 2025, no borrowings were outstanding under the 2025 Uncommitted Facility.

On June 25, 2024, we entered into a $400 million uncommitted credit facility (the 2024 Uncommitted Facility) with Phillips 66 Company as the borrower and Phillips 66 as the guarantor. The 2024 Uncommitted Facility contains covenants and events of default customary for unsecured uncommitted facilities. The 2024 Uncommitted Facility has no commitment fees or compensating balance requirements. Outstanding borrowings under the 2024 Uncommitted Facility bear interest at a rate of either (a) the adjusted term SOFR, (b) the adjusted daily simple SOFR or (c) the reference rate, in each case plus the applicable margin. Each borrowing matures six months from the date of such borrowing. We may at any time prepay outstanding borrowings, in whole or in part, without premium or penalty. At December 31, 2025, no borrowings were outstanding, while at December 31, 2024, the entire $400 million had been drawn under the 2024 Uncommitted Facility.

On February 28, 2024, we entered into a new $5 billion revolving credit agreement (the Facility) with Phillips 66 Company as the borrower and Phillips 66 as the guarantor and a scheduled maturity date of February 28, 2029. The Facility replaced our previous $5 billion revolving credit facility dated as of June 23, 2022, with Phillips 66 Company as the borrower and Phillips 66 as the guarantor, and the previous revolving credit facility was terminated. The Facility contains customary covenants similar to the previous revolving credit facility, including a maximum consolidated net debt-to-capitalization ratio of 65% as of the last day of each fiscal quarter. The Facility has customary events of default, such as nonpayment of principal when due; nonpayment of interest, fees or other amounts after grace periods; and violation of covenants. We may at any time prepay outstanding borrowings under the Facility, in whole or in part, without premium or penalty. We have the option to increase the overall capacity to $6 billion, subject to certain conditions. We also have the option to extend the scheduled maturity of the Facility for up to two additional one-year terms, subject to, among other things, the consent of the lenders holding the majority of the commitments and of each lender extending its commitment. Outstanding borrowings under the Facility bear interest at either: (a) the adjusted term SOFR (as described in the Facility) in effect from time to time plus the applicable margin; or (b) the reference rate (as described in the Facility) plus the applicable margin. The pricing levels for the commitment fee and interest-rate margins are determined based on the ratings in effect for our senior unsecured long-term debt from time to time. At December 31, 2025 and 2024, no amounts were drawn under the Facility or the previous revolving credit facility.

Phillips 66 also has a $5 billion uncommitted commercial paper program for short-term working capital needs that is supported by the Facility. Commercial paper maturities are contractually limited to less than one year. At December 31, 2025, and 2024, $200 million and $435 million, respectively, of commercial paper had been issued under this program.

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

Total Committed Capacity Available
At December 31, 2025, and 2024, we had $5.7 billion and $4.6 billion, respectively, of total committed capacity available under the credit facilities described above.

Note 16—Accounts Receivable Factoring

In addition to the Receivables Securitization Facility, discussed in Note 15—Debt, the Company entered into other facilities with various financial institutions during the fourth quarter of 2025 that enable the Company to sell certain eligible accounts receivable to these financial institutions on a non-recourse basis. Sales of accounts receivable under these facilities meet the sale criteria under ASC 860, Transfers and Servicing, and are derecognized from the consolidated balance sheet. Cash receipts from the sale of accounts receivable, received at the time of sale, are classified as cash flows from operating activities. The Company retains the servicing on all accounts receivable sold under these facilities. For the year ended December 31, 2025, we sold $195 million of accounts receivable under these facilities for cash proceeds. We recognized immaterial charges associated with these transfers, which are included as a component within the line item “Selling, general and administrative expense” on our consolidated statement of income for the year ended December 31, 2025.

Note 17—Guarantees

At December 31, 2025, we were liable for certain contingent obligations under various contractual arrangements as described below. We recognize a liability for the fair value of our obligation as a guarantor for newly issued or modified guarantees. Unless the carrying amount of the liability is noted below, we have not recognized a liability either because the guarantees were issued prior to December 31, 2002, or because the fair value of the obligation is immaterial. In addition, unless otherwise stated, we are not currently performing with any significance under the guarantees and expect future performance to be either immaterial or have only a remote chance of occurrence.

Lease Residual Value Guarantees
Under the operating lease agreement for our headquarters facility in Houston, Texas, we had the option at the end of the existing lease term to request to renew the lease, purchase the facility or assist the lessor in marketing it for resale. In September 2025, we amended and extended the lease term to September 2030. Under the new operating lease agreement, we have a residual value guarantee with a maximum potential future exposure of $404 million at December 31, 2025.

We also have residual value guarantees associated with railcar, airplane and truck leases with maximum potential future exposures totaling $175 million. These leases have remaining terms of one to ten years.

Guarantees of Joint Venture Obligations
In March 2019, Phillips 66 Partners and its co-venturers in Dakota Access provided a CECU in conjunction with a senior unsecured notes offering. See Note 9—Investments, Loans and Long-Term Receivables for additional information regarding Dakota Access and the CECU.

At December 31, 2025, we also had other guarantees outstanding primarily for our portion of certain joint venture debt, which have remaining terms of up to four years. The maximum potential future exposures under these guarantees were approximately $54 million. Payment would be required if a joint venture defaults on its obligations.

Indemnifications
Over the years, we have entered into various agreements to sell ownership interests in certain corporations, joint ventures and assets that gave rise to indemnifications. Agreements associated with these sales include indemnifications for taxes, litigation, environmental liabilities, permits and licenses, employee claims, and real estate tenant defaults. The provisions of these indemnifications vary greatly. The majority of these indemnifications are related to environmental issues, which generally have indefinite terms and potentially unlimited exposure. At December 31, 2025 and 2024, the carrying amount of recorded indemnifications was $53 million and $125 million, respectively.

We amortize the indemnification liability over the relevant time period, if one exists, based on the facts and circumstances surrounding each type of indemnity. In cases where the indemnification term is indefinite, we will reverse the liability when we have information to support the reversal. Although it is reasonably possible future payments may exceed amounts recorded, due to the nature of the indemnifications, it is not possible to make a reasonable estimate of the maximum potential amount of future payments. At December 31, 2025 and 2024, environmental accruals for known contamination of $50 million and $100 million, respectively, were included in the carrying amount of the recorded indemnifications noted above. These environmental accruals were primarily included in the “Asset retirement obligations and accrued environmental costs” line item on our consolidated balance sheet. For additional information about environmental liabilities, see Note 13—Asset Retirement Obligations and Accrued Environmental Costs and Note 18—Contingencies and Commitments.

Additionally, P66 Receivables has guaranteed all borrowings and receivables sold under our Receivables Securitization Facility. At December 31, 2025 and 2024, $125 million and $121 million of the sold accounts receivable remained uncollected, respectively, which represents our maximum potential future exposure under the guarantee associated with the Receivables Securitization Facility. See Note 15—Debt for information regarding the guarantee under our Receivables Securitization Facility.

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

Note 18—Contingencies and Commitments

A number of lawsuits involving a variety of claims that arose in the ordinary course of business have been filed against us or are subject to indemnifications provided by us. We also may be required to remove or mitigate the effects on the environment of the placement, storage, disposal or release of certain chemical, mineral and petroleum substances at various active and inactive sites. We regularly assess the need for financial recognition or disclosure of these contingencies. In the case of all known contingencies (other than those related to income taxes), we accrue a liability when the loss is probable and the amount is reasonably estimable. If a range of amounts can be reasonably estimated and no amount within the range is a better estimate than any other amount, then the minimum of the range is accrued. We do not reduce these liabilities for potential insurance or third-party recoveries. If applicable, we accrue receivables for probable insurance or other third-party recoveries. In the case of income tax-related contingencies, we use a cumulative probability-weighted loss accrual in cases where sustaining a tax position is uncertain. See Note 25—Income Taxes for additional information about income-tax-related contingencies.

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

Propel Fuels Litigation
In late 2017, as part of Phillips 66 Company’s evaluation of various opportunities in the renewable fuels business, Phillips 66 Company engaged with Propel Fuels, Inc. (Propel Fuels), a California company that distributes E85 and other alternative fuels through fueling kiosks. Ultimately, the parties were not able to reach an agreement, and negotiations were terminated in August 2018. On February 17, 2022, Propel Fuels filed a lawsuit in the Superior Court of California, County of Alameda (the Propel Court), alleging that Phillips 66 Company misappropriated trade secrets related to Propel Fuels’ renewable fuels business during and after due diligence. On October 16, 2024, a jury returned a verdict against Phillips 66 Company for $604.9 million in compensatory damages and issued a willfulness finding. Based on the willfulness finding, Propel Fuels asked the Propel Court to award $1.2 billion in exemplary damages, and Phillips 66 Company filed a brief in opposition to that request. A hearing on exemplary damages was held on March 4, 2025, and the Propel Court awarded Propel Fuels $195 million in exemplary damages on July 30, 2025. On August 5, 2025, the Propel Court entered a final judgment against Phillips 66 Company in the amount of $833 million. The judgment includes the $604.9 million jury verdict, $195 million of exemplary damages, and $33.3 million of pre-judgment interest at 7%. Post-judgment interest of 10% is accruing from the date of the final judgment. On August 25, 2025, Phillips 66 Company filed three post-trial motions requesting that the Propel Court render judgment in favor of Phillips 66 Company, grant a new trial, and/or reduce the damages award. On October 20, 2025, the Propel Court denied Phillips 66 Company’s motions. On November 14, 2025, Phillips 66 Company filed its Notice of Appeal, which has been assigned to Division Two of the First District Court of Appeal. Separately, on October 24, 2025, Propel Fuels filed additional motions with the Propel Court seeking attorney’s fees and costs. Phillips 66 Company filed its opposition to that request on January 13, 2026, and once the record on this issue is complete, the Propel Court will rule on these motions. Phillips 66 Company denies any wrongdoing and intends to vigorously defend its position. As a result of the August 2025 final judgment and the October 2024 jury verdict, we recorded $262 million and $604.9 million of expense for the years ended December 31, 2025 and 2024, respectively, which are included within the “Selling, general and administrative expenses” line on our consolidated statement of income and reported in the M&S segment. Therefore, our recorded accruals totaling $867 million and $604.9 million as of December 31, 2025 and 2024, respectively, are reflected as “Other liabilities and deferred credits” on our consolidated balance sheet. However, it is reasonably possible that the estimate of the loss could change based on the progression of the case, including the appeals process. If information were to become available that would allow us to reasonably estimate a range of potential exposure in an amount higher or lower than the amount already accrued, we would adjust our accrued liabilities accordingly. While Phillips 66 Company believes the jury verdict is not legally or factually supported, there can be no assurances that such defense efforts will be successful. Until the final resolution of this matter, we may be exposed to losses in excess of the amount recorded, and such amounts may have a material adverse effect on our financial position.

Other Contingencies
We have contingent liabilities resulting from throughput agreements with pipeline and processing companies not associated with financing arrangements. Under these agreements, we may be required to provide any such company with additional funds through advances and penalties for fees related to throughput capacity not utilized.

At December 31, 2025, we had performance obligations secured by letters of credit and bank guarantees of $326 million related to various purchase and other commitments incident to the ordinary conduct of business.

Long-Term Throughput Agreements and Take-or-Pay Agreements
We have certain throughput agreements and take-or-pay agreements in support of third-party financing arrangements. The agreements typically provide for crude oil transportation to be used in the ordinary course of our business. At December 31, 2025, the estimated aggregate future payments under these agreements were on average $315 million per year for each year from 2026 through 2030 and $54 million in aggregate for all years after 2030. For the years ended December 31, 2025, 2024 and 2023, total payments under these agreements were $316 million, $319 million and $319 million, respectively.

Note 19—Derivatives and Financial Instruments

Derivative Instruments
We use financial and commodity-based derivative contracts to manage exposures to fluctuations in commodity prices, interest rates and foreign currency exchange rates, or to capture market opportunities. Because we do not apply hedge accounting for commodity derivative contracts, all realized and unrealized gains and losses from commodity derivative contracts are recognized in our consolidated statement of income. Gains and losses from derivative contracts held for trading not directly related to our physical business are reported net within the “Other income” line item on our consolidated statement of income. Realized and unrealized gains and losses on foreign currency derivatives entered into in connection with our investment dispositions are reported within the “Net gain on dispositions” line item on our consolidated statement of income. Cash flows from all our commodity derivative activity for the periods presented appear within the “Cash Flows from Operating Activities” section on our consolidated statement of cash flows.

Purchase and sales contracts with firm minimum notional volumes for commodities that are readily convertible to cash are recorded on our consolidated balance sheet as derivatives unless the contracts are eligible for, and we elect, the normal purchases and normal sales exception, whereby the contracts are recorded on an accrual basis. We generally apply the normal purchases and normal sales exception to eligible crude oil, refined petroleum product, NGL, natural gas, renewable feedstocks, and power commodity contracts to purchase or sell quantities we expect to use or sell in the normal course of business. All other derivative instruments are recorded at fair value on our consolidated balance sheet. For further information on the fair value of derivatives, see Note 20—Fair Value Measurements.

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

	Millions of Dollars
	December 31, 2025				December 31, 2024
	Commodity Derivatives		Effect of Collateral Netting	Net Carrying Value Presented on the Balance Sheet	Commodity Derivatives		Effect of Collateral Netting	Net Carrying Value Presented on the Balance Sheet
	Assets	Liabilities			Assets	Liabilities
Assets
Prepaid expenses and other current assets	$2,714	(2,583)	—	131	1,021	(922)	—	99
Other assets	23	(20)	—	3	—	—	—	—
Liabilities
Other accruals	67	(108)	20	(21)	1,136	(1,226)	46	(44)
Other liabilities and deferred credits	—	—	—	—	60	(71)	16	5
Total	$2,804	(2,711)	20	113	2,217	(2,219)	62	60

At December 31, 2025, and 2024, there was no material cash collateral received or paid that was not offset on our consolidated balance sheet.

The realized and unrealized gains (losses) incurred from commodity derivatives, and the line items where they appear on our consolidated statement of income, were:

	Millions of Dollars
	2025	2024	2023

Sales and other operating revenues	$187	35	137
Other income	87	48	99
Purchased crude oil and products	(7)	(5)	(269)
Net gain (loss) from commodity derivative activity	$267	78	(33)

The following table summarizes our material net exposures resulting from outstanding commodity derivative contracts. These financial and physical derivative contracts are primarily used to manage price exposure on our underlying operations. The underlying exposures may be from nonderivative positions such as inventory volumes. Financial derivative contracts may also offset physical derivative contracts, such as forward purchase and sales contracts. The percentage of our derivative contract volumes expiring within the next 12 months was more than 90% at December 31, 2025 and 2024.

	Open Position Long / (Short)
	2025	2024
Commodity
Crude oil, refined petroleum products, NGL and renewable feedstocks (millions of barrels)	(33)	(22)
Natural gas (billions of cubic feet)	(17)	(14)

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

The aggregate fair values of all derivative instruments with such credit-risk-related contingent features that were in a liability position were immaterial at December 31, 2025 and 2024.

Note 20—Fair Value Measurements

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
•Investment in NOVONIX—At December 31, 2025, our investment in NOVONIX Limited (NOVONIX) was 14.29%, which is measured at fair value using unadjusted quoted prices available from the Australian Securities Exchange and is therefore categorized as Level 1 in the fair value hierarchy.
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

The carrying values and fair values by hierarchy of our financial assets and liabilities, either carried or disclosed at fair value, including any effects of counterparty and collateral netting, were:

	Millions of Dollars
	December 31, 2025
	Fair Value Hierarchy			Total Fair Value of Gross Assets & Liabilities	Effect of Counterparty Netting	Effect of Collateral Netting	Difference in Carrying Value and Fair Value	Net Carrying Value Presented on the Balance Sheet
	Level 1	Level 2	Level 3
Commodity Derivative Assets
Exchange-cleared instruments	$2,731	—	—	2,731	(2,660)	—	—	71
Physical forward contracts	—	69	4	73	(10)	—	—	63
Rabbi trust assets	144	—	—	144	N/A	N/A	—	144
Investment in NOVONIX	26	—	—	26	N/A	N/A	—	26
	$2,901	69	4	2,974	(2,670)	—	—	304

Commodity Derivative Liabilities
Exchange-cleared instruments	$2,680	—	—	2,680	(2,660)	(20)	—	—
Physical forward contracts	—	30	1	31	(10)	—	—	21
Floating-rate debt	—	400	—	400	N/A	N/A	—	400
Fixed-rate debt, excluding finance leases and software obligations	—	18,324	—	18,324	N/A	N/A	621	18,945
	$2,680	18,754	1	21,435	(2,670)	(20)	621	19,366

	Millions of Dollars
	December 31, 2024
	Fair Value Hierarchy			Total Fair Value of Gross Assets & Liabilities	Effect of Counterparty Netting	Effect of Collateral Netting	Difference in Carrying Value and Fair Value	Net Carrying Value Presented on the Balance Sheet
	Level 1	Level 2	Level 3
Commodity Derivative Assets
Exchange-cleared instruments	$2,137	—	—	2,137	(2,111)	—	—	26
OTC instruments	—	7	—	7	—	—	—	7
Physical forward contracts	—	70	3	73	(7)	—	—	66
Rabbi trust assets	153	—	—	153	N/A	N/A	—	153
Investment in NOVONIX	36	—	—	36	N/A	N/A	—	36
Foreign currency derivative*	—	67	—	67	N/A	N/A	—	67
	$2,326	144	3	2,473	(2,118)	—	—	355

Commodity Derivative Liabilities
Exchange-cleared instruments	$2,173	—	—	2,173	(2,111)	(62)	—	—
Physical forward contracts	—	45	1	46	(7)	—	—	39
Floating-rate debt	—	1,760	—	1,760	N/A	N/A	—	1,760
Fixed-rate debt, excluding finance leases and software obligations	—	16,913	—	16,913	N/A	N/A	1,020	17,933
	$2,173	18,718	1	20,892	(2,118)	(62)	1,020	19,732
* Related to foreign currency derivative entered into in connection with the sale of Coop. See Note 9—Investments, Loans and Long-Term Receivables.

The rabbi trust assets and investment in NOVONIX are recorded in the “Investments and long-term receivables” line item, the foreign currency derivative is recorded in the “Prepaid expenses and other current assets” line item, and floating-rate and fixed-rate debt are recorded in the “Short-term debt” and “Long-term debt” line items on our consolidated balance sheet. See Note 19—Derivatives and Financial Instruments, for information regarding where the assets and liabilities related to our commodity derivatives are recorded on our consolidated balance sheet.

Nonrecurring Fair Value Measurements

Equity Investments and PP&E
In the fourth quarter of 2025, we remeasured the carrying value of an equity method investment in an NGL pipeline in Texas to fair value. Fair value was determined using an income approach. The valuation resulted in a Level 3 nonrecurring fair value measurement.

In the third quarter of 2025, we remeasured the carrying value of our equity method investment in WRB to fair value. Fair value was determined using a market approach. The valuation resulted in a Level 3 nonrecurring fair value measurement. See Note 5—Business Combinations and Note 9—Investments, Loans and Long-Term Receivables for additional information.

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

See Note 12—Impairments for additional information regarding before-tax impairments recorded in 2025 and 2024.

JET Management Holding Equity Method Investment
On December 1, 2025, we divested 65% of our interest in Germany and Austria Marketing. We retained a 35% non-operating equity interest in JET Management Holding subsequent to the divestiture. The fair value of our 35% interest in JET Management Holding of $744 million was determined using a market approach. This valuation resulted in Level 3 nonrecurring fair value measurements. See Note 9—Investments, Loans and Long-Term Receivables for additional information on the transaction.

WRB Acquisition
On October 1, 2025, we acquired and began consolidating the financial results of WRB and, accordingly, accounted for the business combination using the acquisition method of accounting, which requires WRB’s assets and liabilities to be recorded at fair value as of the acquisition date on our consolidated balance sheet.

The preliminary fair value of PP&E was $2,767 million and was determined primarily using the cost approach. The cost approach used assumptions for the current replacement cost of similar plant and equipment assets adjusted for estimated physical deterioration, functional obsolescence and economic obsolescence. The preliminary fair value of inventories was $1,200 million and was determined using a market approach. These valuations resulted in Level 3 nonrecurring fair value measurements. See Note 5—Business Combinations for additional information on the transaction.

Coastal Bend Acquisition
On April 1, 2025, we acquired and began consolidating the financial results of Coastal Bend and, accordingly, accounted for the business combination using the acquisition method of accounting, which requires Coastal Bend’s assets and liabilities to be recorded at fair value as of the acquisition date on our consolidated balance sheet.

The preliminary fair value of PP&E was $2,224 million. The preliminary fair value of these assets was determined primarily using the cost approach. The cost approach used assumptions for the current replacement cost of similar plant and equipment assets adjusted for estimated physical deterioration, functional obsolescence and economic obsolescence. This valuation resulted in Level 3 nonrecurring fair value measurements. See Note 5—Business Combinations for additional information on the transaction.

Note 21—Equity

Preferred Stock
Phillips 66 has 500 million shares of preferred stock authorized, with a par value of $0.01 per share, none of which have been issued.

Treasury Stock
On October 25, 2023, our Board of Directors approved a $5 billion increase to our share repurchase authorization. Since the inception of our share repurchase program in 2012, our Board of Directors has authorized an aggregate of $25 billion of repurchases of our outstanding common stock, and we have repurchased 248 million shares at an aggregate cost of $22.7 billion. In 2025, we repurchased 9.7 million shares at an aggregate cost of $1.2 billion. Our share repurchase authorizations do not expire. Any future share repurchases will be made at the discretion of management and will depend on various factors including our share price, results of operations, financial condition and cash required for future business plans. Shares of stock repurchased are held as treasury shares.

Our Board of Directors separately authorized two transactions in 2014 and 2018, which resulted in the repurchase of 52.4 million shares of Phillips 66 common stock with an aggregate value of $4.6 billion. In addition, in connection with a transaction in 2022, we issued 41.8 million shares of common stock from our treasury stock with an aggregate cost of $3.4 billion.

Common Stock Dividends
On February 11, 2026, our Board of Directors declared a quarterly cash dividend of $1.27 per common share, payable March 4, 2026, to shareholders of record at the close of business on February 23, 2026.

Noncontrolling Interests
At December 31, 2025 and 2024, our noncontrolling interests primarily represented Enbridge’s indirect economic interest in DCP LP. On June 15, 2023, as part of the DCP LP Merger, we acquired all publicly held common units of DCP LP and eliminated the public common unit noncontrolling interest in our consolidated financial statements from the DCP LP Merger date, forward. See Note 3—DCP Midstream, LLC and DCP Midstream, LP Mergers, for further information on the DCP LP Merger and preferred unit redemptions.

Note 22—Leases

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

The following table indicates the consolidated balance sheet line items that include the ROU assets and lease liabilities for our finance and operating leases at December 31:

	Millions of Dollars
	2025		2024
	Finance Leases	Operating Leases	Finance Leases	Operating Leases
Right-of-Use Assets
Prepaid expenses and other current assets	$—	—	—	20
Net properties, plants and equipment	299	—	323	—
Other assets	—	1,807	—	1,300
Total right-of-use assets	$299	1,807	323	1,320

Lease Liabilities
Short-term debt	$34	—	30	—
Other accruals	—	574	—	421
Long-term debt	304	—	322	—
Other liabilities and deferred credits	—	1,296	—	934
Total lease liabilities	$338	1,870	352	1,355

Future minimum lease payments at December 31, 2025, for finance and operating lease liabilities were:

	Millions of Dollars
	Finance Leases	Operating Leases

2026	$49	657
2027	41	506
2028	40	378
2029	37	281
2030	34	158
Remaining years	255	110
Future minimum lease payments	456	2,090
Amount representing interest or discounts	(118)	(220)
Total lease liabilities	$338	1,870

Our finance lease liabilities relate primarily to our marketing business, service station consignment agreements with a marketing joint venture, and a crude oil terminal in the United Kingdom. The lease liability for the terminal finance lease is subject to foreign currency translation adjustments each reporting period.

Components of net lease cost for the years ended December 31 were:

	Millions of Dollars
	2025	2024	2023
Finance lease cost
Amortization of right-of-use assets	$33	33	30
Interest on lease liabilities	16	13	9
Total finance lease cost	49	46	39
Operating lease cost	597	478	390
Short-term lease cost	124	88	76
Variable lease cost	55	53	55
Sublease income	(28)	(19)	(12)
Total net lease cost	$797	646	548

Cash paid for amounts included in the measurement of our lease liabilities for the years ended December 31 was:

	Millions of Dollars
	2025	2024	2023
Operating cash outflows—finance leases	$16	13	15
Operating cash outflows—operating leases	600	473	390
Financing cash outflows—finance leases	30	28	19

During the years ended December 31, 2025, 2024 and 2023, we recorded noncash ROU assets and corresponding operating lease liabilities totaling $1,125 million, $547 million and $398 million, respectively, related to new and modified lease agreements, including leases acquired as part of the business combinations. See Note 5—Business Combinations for additional information.

The weighted-average remaining lease terms and discount rates for our lease liabilities at December 31 were:

	2025	2024
Weighted-average remaining lease term—finance leases (years)	12.2	13.0
Weighted-average remaining lease term—operating leases (years)	4.2	4.9

Weighted-average discount rate—finance leases	4.4%	4.4
Weighted-average discount rate—operating leases	5.2	4.8

Note 23—Pension and Postretirement Plans

The following table provides a reconciliation of the projected benefit obligations and plan assets for our pension plans and accumulated benefit obligations for our other postretirement benefit plans:

	Millions of Dollars
	Pension Benefits				Other Benefits
	2025		2024		2025	2024
	U.S.	Int’l.	U.S.	Int’l.
Change in Benefit Obligations
Benefit obligations at January 1	$2,349	697	2,260	752	137	150
Service cost	123	12	116	14	3	3
Interest cost	127	35	114	32	7	7
Plan participant contributions	—	4	—	3	7	7
Actuarial loss (gain)	104	(24)	68	(48)	1	(8)
Benefits paid	(291)	(35)	(209)	(34)	(22)	(22)
Divestiture*	—	(127)	—	—	—	—
Foreign currency exchange rate change	—	60	—	(22)	—	—
Benefit obligations at December 31	$2,412	622	2,349	697	133	137

Change in Fair Value of Plan Assets
Fair value of plan assets at January 1	$2,121	751	2,139	778	—	—
Actual return on plan assets	269	34	172	14	—	—
Company contributions	150	5	19	5	15	15
Plan participant contributions	—	4	—	3	7	7
Benefits paid	(291)	(35)	(209)	(34)	(22)	(22)
Divestiture*	—	(13)	—	—	—	—
Foreign currency exchange rate change	—	60	—	(15)	—	—
Fair value of plan assets at December 31	$2,249	806	2,121	751	—	—

Funded Status at December 31	$(163)	184	(228)	54	(133)	(137)
* Derecognition in connection with the disposition of 65% of our interest in Germany and Austria Marketing. See Note 9—Investments, Loans and Long-Term Receivables.

Amounts recognized in the consolidated balance sheet for our pension and other postretirement benefit plans at December 31 include:

	Millions of Dollars
	Pension Benefits				Other Benefits
	2025		2024		2025	2024
	U.S.	Int’l.	U.S.	Int’l.
Amounts Recognized in the Consolidated Balance Sheet
Noncurrent assets	$—	199	—	181	—	—
Current liabilities	(20)	—	(60)	—	(15)	(15)
Noncurrent liabilities	(143)	(15)	(168)	(127)	(118)	(122)
Total recognized	$(163)	184	(228)	54	(133)	(137)

Included in accumulated other comprehensive loss at December 31 were the following before-tax amounts that had not been recognized in net periodic benefit cost:

	Millions of Dollars
	Pension Benefits				Other Benefits
	2025		2024		2025	2024
	U.S.	Int’l.	U.S.	Int’l.

Unrecognized net actuarial loss (gain)	$102	(15)	141	(16)	(48)	(54)

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):

	Millions of Dollars
	Pension Benefits				Other Benefits
	2025		2024		2025	2024
	U.S.	Int’l.	U.S.	Int’l.
Sources of Change in Other Comprehensive Income
Net actuarial gain (loss) arising during the period	$14	12	(49)	18	(1)	8
Divestiture*	—	(12)	—	—	—	—
Amortization of net actuarial loss (gain) and settlements	25	(1)	19	—	(5)	(5)
Total recognized in other comprehensive income	$39	(1)	(30)	18	(6)	3
* Related to the disposition of 65% of our interest in Germany and Austria Marketing and is included in the “Net gain on dispositions” line item on the consolidated statement of income. See Note 9—Investments, Loans and Long-Term Receivables.

The accumulated benefit obligations for all U.S. and international pension plans were $2,298 million and $552 million, respectively, at December 31, 2025, and $2,218 million and $609 million, respectively, at December 31, 2024.

Information for U.S. and international pension plans with an accumulated benefit obligation in excess of plan assets at December 31 was:

	Millions of Dollars
	Pension Benefits
	2025		2024
	U.S.	Int’l.	U.S.	Int’l.

Accumulated benefit obligations	$55	16	100	134
Fair value of plan assets	—	1	—	13

Information for U.S. and international pension plans with a projected benefit obligation in excess of plan assets at December 31 was:

	Millions of Dollars
	Pension Benefits
	2025		2024
	U.S.	Int’l.	U.S.	Int’l.

Projected benefit obligations	$2,412	16	2,349	139
Fair value of plan assets	2,249	1	2,121	13

Components of net periodic benefit cost for all defined benefit plans are presented in the table below:

	Millions of Dollars
	Pension Benefits						Other Benefits
	2025		2024		2023		2025	2024	2023
	U.S.	Int’l.	U.S.	Int’l.	U.S.	Int’l.
Components of Net Periodic Benefit Cost
Service cost	$123	12	116	14	108	13	3	3	3
Interest cost	127	35	114	32	118	31	7	7	8
Expected return on plan assets	(151)	(46)	(153)	(45)	(126)	(43)	—	—	—
Amortization of net actuarial loss (gain)	16	(1)	12	—	11	(3)	(5)	(5)	(6)
Settlement losses	9	—	7	—	17	—	—	—	—
Net periodic benefit cost (credit)*	$124	—	96	1	128	(2)	5	5	5
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

The following weighted-average assumptions were used to determine benefit obligations and net periodic benefit costs for the years ended December 31:

	Pension Benefits				Other Benefits
	2025		2024		2025	2024
	U.S.	Int’l.	U.S.	Int’l.
Assumptions Used to Determine Benefit Obligations:
Discount rate	5.63%	5.53	5.75	4.99	5.30	5.70
Rate of compensation increase	4.29	3.98	4.25	3.74	—	—
Interest crediting rate on cash balance plan	5.34	—	4.88	—	—	—

Assumptions Used to Determine Net Periodic Benefit Cost:
Discount rate	5.75%	4.99	5.35	4.36	5.70	5.45
Expected return on plan assets	7.50	5.89	7.50	5.86	—	—
Rate of compensation increase	4.25	3.74	4.30	3.34	—	—
Interest crediting rate on cash balance plan	4.88	—	3.98	—	—	—

For both U.S. and international pension plans, the overall expected long-term rate of return is developed from the expected future return of each asset class, weighted by the expected allocation of pension assets to that asset class. We rely on a variety of independent market forecasts in developing the expected rate of return for each class of assets.

For the year ended December 31, 2025, actuarial losses resulted in increases in our U.S. pension benefit obligations of $104 million and actuarial gains resulted in a decrease in our international pension benefit obligation of $24 million. For the year ended December 31, 2024, actuarial losses resulted in increases in our U.S. pension benefit obligations of $68 million and actuarial gains resulted in a decrease in our international pension benefit obligation of $48 million. The primary driver for the actuarial losses in 2025 were decreases in the discount rates and lump-sum conversion rates. The primary driver for the actuarial gains in 2025 and 2024 were increases in the discount rates. The primary driver for the actuarial losses in 2024 were changes in demographic experience.

For the year ended December 31, 2025, the weighted-average actual return on plan assets was 11%, which resulted in an increase in our U.S. and international plan assets of $269 million and $34 million, respectively. For the year ended December 31, 2024, the weighted-average actual return on plan assets was 7%, which resulted in an increase in our U.S. and international plan assets of $172 million and $14 million, respectively. The primary driver of the return on plan assets in 2025 and 2024 was fluctuations in the equity and fixed income markets.

Our other postretirement benefit plans for health insurance are contributory. Effective December 31, 2012, we terminated the subsidy for retiree medical plans. Since January 1, 2013, eligible employees have been able to utilize notional amounts credited to an account during their period of service with the company to pay all, or a portion, of their cost to participate in postretirement health insurance. In general, employees hired after December 31, 2012, will not receive credits to an account, but will have unsubsidized access to health insurance through the plan. The cost of health insurance will be adjusted annually by the company’s actuary to reflect actual experience and expected health care cost trends. The measurement of the accumulated benefit obligation assumes a health care cost trend rate of 8.00% in 2026 that declines to 5% by 2032.

Plan Assets
The investment strategy for managing pension plan assets is to seek a reasonable rate of return relative to an appropriate level of risk and provide adequate liquidity for benefit payments and portfolio management. We follow a policy of diversifying pension plan assets across asset classes, investment managers, and individual holdings. As a result, our plan assets have no significant concentrations of credit risk. Asset classes that are considered appropriate include equities, fixed income, cash, real estate and infrastructure investments and insurance contracts. Plan fiduciaries may consider and add other asset classes to the investment program from time to time. The target allocations for plan assets are approximately 43% equity securities, 34% debt securities, 10% real estate investments and 13% in all other types of investments as of December 31, 2025. Generally, the investments in the plans are publicly traded, therefore minimizing the liquidity risk in the portfolio.

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

The fair values of our pension plan assets at December 31, by asset class, were:

	Millions of Dollars
	United States				International
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
2025
Equity securities	$219	—	—	219	—	—	—	—
Government debt securities	360	—	—	360	—	—	—	—
Corporate debt securities	—	115	—	115	—	—	—	—
Cash and cash equivalents	76	—	—	76	6	—	—	6
Insurance contracts	—	—	—	—	—	—	235	235
Total assets in the fair value hierarchy	655	115	—	770	6	—	235	241
Common/collective trusts measured at NAV				1,215				462
Real estate and infrastructure investments measured at NAV				264				103
Total	$655	115	—	2,249	6	—	235	806

	Millions of Dollars
	United States				International
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
2024
Equity securities	$298	—	—	298	—	—	—	—
Government debt securities	330	—	—	330	—	—	—	—
Corporate debt securities	—	109	—	109	—	—	—	—
Cash and cash equivalents	28	—	—	28	21	—	—	21
Insurance contracts	—	—	—	—	—	—	190	190
Total assets in the fair value hierarchy	656	109	—	765	21	—	190	211
Common/collective trusts measured at NAV				1,079				419
Real estate and infrastructure investments measured at NAV				277				121
Total	$656	109	—	2,121	21	—	190	751

The following table is a reconciliation of the changes in our Level 3 plan asset balance:

	Millions of Dollars
	2025	2024

Balance at January 1	$190	13
Transfer in	46	186
Actual return on plan assets	(1)	(6)
Divestiture	(13)	—
Foreign currency exchange rate change	13	(3)
Balance at December 31	$235	190

Our funding policy for U.S. plans is to contribute at least the minimum required by the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code of 1986, as amended. Contributions to international plans are subject to local laws and tax regulations. Actual contribution amounts are dependent upon plan asset returns, changes in pension obligations, regulatory environments, and other economic factors. In 2026, we expect to contribute approximately $200 million to our U.S. pension plans and other postretirement benefit plans and $4 million to our international pension plans.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid to plan participants in the years indicated:

	Millions of Dollars
	Pension Benefits		Other Benefits
	U.S.	Int’l.

2026	$225	21	15
2027	222	22	15
2028	221	27	15
2029	224	29	15
2030	224	31	15
2031-2035	1,201	164	65

Defined Contribution Plans
Most U.S. employees are eligible to participate in the Phillips 66 Savings Plan (Savings Plan). Employees can contribute up to 75% of their eligible pay, subject to certain statutory limits, in the Savings Plan to a choice of investment funds. For the years ended December 31, 2025, 2024, and 2023, Phillips 66 provided a company match of participant contributions up to 8% of eligible pay. For the year ended December 31, 2023, Phillips 66 provided an additional Success Share contribution ranging from 0% to 4% of eligible pay based on management discretion.

For the years ended December 31, 2025, 2024 and 2023, we recorded expense of $163 million, $155 million and $196 million, respectively, related to our contributions to the Savings Plan.

Note 24—Share-Based Compensation Plans

Share-based payment awards, including stock options, Restricted Stock Unit (RSU) awards, and performance awards, are granted to our employees, nonemployee directors and other plan participants by the Human Resources and Compensation Committee (HRCC) of our Board of Directors under the applicable Omnibus Stock and Performance Incentive Plan of Phillips 66. Prior to May 11, 2022, share-based payment awards were granted under the 2013 Omnibus Stock and Performance Incentive Plan of Phillips 66 (the 2013 P66 Omnibus Plan). On May 11, 2022, Phillips 66’s shareholders approved the 2022 Omnibus Stock and Performance Incentive Plan of Phillips 66 (the 2022 P66 Omnibus Plan), which replaced the 2013 P66 Omnibus Plan. No future awards will be made under the 2013 P66 Omnibus Plan. As of December 31, 2025, approximately 11 million shares of Phillips 66’s common stock remained available to be issued to settle share-based payment awards under the 2022 P66 Omnibus Plan.

Total share-based compensation expense recognized in income and the associated income tax benefit for the years ended December 31 were:

	Millions of Dollars
	2025	2024	2023

Restricted stock units	$115	121	130
Performance share units	100	83	139
Stock options	2	4	19
Other	3	2	9
Total share-based compensation expense	$220	210	297

Income tax benefit	$(65)	(84)	(87)

Restricted Stock Units
Generally, RSUs are granted annually under the provisions of the applicable Phillips 66 incentive plan, and vest either ratably over three years following the grant date or cliff vest at the end of three years for awards granted in 2025, 2024 and 2023. For awards granted prior to 2023, RSUs cliff vest at the end of three years. The grant date fair value is equal to the average of the high and low market price of our stock on the grant date. The recipients receive a quarterly dividend equivalent cash payment until the RSU is settled by issuing one share of our common stock for each RSU at the end of the service period. For recipients outside of the United States and United Kingdom, expected dividend equivalents during the service period are reduced from the grant date fair value on the grant date. RSUs granted to retirement-eligible employees are not subject to forfeiture ten months after the grant date. Special RSUs are granted to attract or retain key personnel and the terms and conditions may vary by award.

The following table summarizes our RSU activity from January 1, 2025, to December 31, 2025:

	Stock Units	Weighted-Average Grant-Date Fair Value

Outstanding at January 1, 2025	2,861,407	$109.20
Granted	995,345	128.09
Forfeited	(82,589)	126.84
Issued	(1,508,654)	97.98
Outstanding at December 31, 2025	2,265,509	$124.34

Not Vested at December 31, 2025	1,619,525	$124.22

At December 31, 2025, the remaining unrecognized compensation cost from unvested RSU awards was $92 million, which will be recognized over a weighted-average period of 19 months, the longest period being 35 months.

During 2024 and 2023, we granted RSUs with a weighted-average grant-date fair value of $145.65 and $100.39, respectively. During 2025, 2024 and 2023, we issued shares with an aggregate fair value of $186 million, $206 million and $126 million, respectively, to settle RSUs.

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

The following table summarizes our PSU activity from January 1, 2025, to December 31, 2025:

	Performance Share Units	Weighted-Average Grant-Date Fair Value

Outstanding at January 1, 2025	432,093	$37.75
Granted	883,094	119.96
Forfeited	—	—
Issued	(102,290)	36.74
Cash settled	(883,094)	119.96
Outstanding at December 31, 2025	329,803	$38.06

At December 31, 2025, there was no remaining unrecognized compensation cost from unvested PSU awards.

During 2024 and 2023, we granted PSUs with a weighted-average grant-date fair value of $130.22 and $102.66, respectively. During 2025, 2024 and 2023, we issued shares with an aggregate fair value of $12 million, $14 million and $13 million, respectively, to settle PSUs. During 2025, 2024 and 2023, we cash settled PSUs with an aggregate fair value of $106 million, $131 million and $36 million, respectively.

Stock Options
Stock options granted under the provisions of the applicable Phillips 66 incentive plan and earlier plans permit purchases of our common stock at exercise prices equivalent to the average of the high and low market price of our stock on the date the options were granted. The options have terms of 10 years and vest ratably over three years following the grant date, with one-third of the options becoming exercisable each year on the grant date anniversary. Options granted to retirement-eligible employees are not subject to forfeiture ten months after the grant date. No options were granted in 2025 and 2024.

The following table summarizes our stock option activity from January 1, 2025, to December 31, 2025:

	Options	Weighted-Average Exercise Price

Outstanding at January 1, 2025	4,056,466	$89.32
Granted	—	—
Forfeited	(3,301)	97.80
Exercised	(1,221,431)	87.40
Outstanding at December 31, 2025	2,831,734	$90.11

Vested at December 31, 2025	2,769,822	$89.89

Exercisable at December 31, 2025	2,582,241	$89.12

The weighted-average remaining contractual terms of vested options and exercisable options at December 31, 2025, were 5.20 and 5.06 years, respectively. During 2025, we received $107 million in cash and realized an income tax benefit of $12 million from the exercise of options. At December 31, 2025, the remaining unrecognized compensation expense from unvested options was $0.3 million, which will be recognized over a weighted-average period of 3 months, the longest period being 5 months.

In 2025 and 2024, no options were granted. In 2023, we granted options with a weighted-average grant-date fair value of $27.45. During 2025, 2024 and 2023, employees exercised options with an aggregate intrinsic value of $55 million, $68 million and $52 million, respectively. At December 31, 2025, the aggregate intrinsic value of vested and exercisable options was $109 million and $103 million, respectively.

The following table provides the significant assumptions used to calculate the grant-date fair values of options granted in 2023, as calculated using the Black-Scholes-Merton option-pricing model:

2023

Risk-free interest rate	3.84
Dividend yield	3.80
Volatility factor	35.19
Expected life (years)	6.78
No options were granted in 2025 or 2024.

We calculate the volatility factor using historical Phillips 66 end-of-week closing stock prices. We periodically calculate the average period of time elapsed between grant dates and exercise dates of past grants to estimate the expected life of new option grants.

Note 25—Income Taxes

Components of income tax expense (benefit) were:

	Millions of Dollars
	2025	2024	2023
Income Tax Expense (Benefit)
Federal
Current	$390	662	661
Deferred	114	(282)	830
Foreign
Current	261	78	394
Deferred	57	95	(23)
State and local
Current	63	11	335
Deferred	7	(64)	33
	$892	500	2,230

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (IRA) that includes, among other provisions, changes to the U.S. corporate income tax system, including provisions that allow a company to purchase transferable tax credits. In 2024 and 2023, we executed agreements to purchase eligible tax credits for a total of $485 million and $262 million, respectively. In 2024 and 2023, we paid $551 million and $196 million to our counterparties, respectively. These tax credits were used to offset estimated tax payments in 2024 and 2023.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. Major components of deferred tax liabilities and assets at December 31 were:

	Millions of Dollars
	2025	2024
Deferred Tax Liabilities
Properties, plants and equipment, and intangibles	$3,743	3,493
Investment in joint ventures*	1,094	1,864
Investment in subsidiaries**	3,188	2,511
Other	342	318
Total deferred tax liabilities	8,367	8,186

Deferred Tax Assets
Benefit plan accruals	296	355
Loss and credit carryforwards	209	162
Asset retirement obligations and accrued environmental costs	422	299
Other financial accruals and deferrals	72	91
Inventory	8	82
Other	246	299
Total deferred tax assets	1,253	1,288
Less: valuation allowance	160	137
Net deferred tax assets	1,093	1,151
Net deferred tax liabilities	$7,274	7,035
*2024 includes activity associated with our 50% equity interest in WRB.
**Includes activity associated with our consolidated investments in Phillips 66 Partners and DCP LP. 2025 also includes activity associated with our consolidated investment in WRB, see Note 9—Investments, Loans and Long-Term Receivables for additional information.

At December 31, 2025, the loss and credit carryforward deferred tax assets were primarily related to a foreign tax credit carryforward in the United States of $150 million; a state tax net operating loss carryforward of $49 million; and capital loss and net operating loss carryforwards in the United Kingdom of $10 million. State net operating loss carryforwards begin to expire in 2040. Foreign tax credit carryforwards, which have a full valuation allowance against them, begin to expire in 2029. The other loss and credit carryforwards, all of which relate to foreign operations, and have a full valuation allowance against them, have indefinite lives.

Valuation allowances have been established to reduce deferred tax assets to an amount that will, more likely than not, be realized. During the year ended December 31, 2025, our total valuation allowance balance increased by $23 million. Based on our historical taxable income, expectations for the future and available tax planning strategies, management expects the remaining net deferred tax assets will be realized as offsets to reversing deferred tax liabilities and the tax consequences of future taxable income.

Earnings of our foreign subsidiaries and foreign joint ventures after December 31, 2017, are generally not subject to incremental income taxes in the United States or withholding taxes in foreign countries upon repatriation. As such, we only assert that the earnings of one of our foreign subsidiaries are indefinitely reinvested. At December 31, 2025 and 2024, the unrecorded deferred tax liability related to the undistributed earnings of this foreign subsidiary was not material.

A deferred income tax liability has not been recognized on the excess of the book basis over the tax basis of an investment in a controlled foreign subsidiary that is essentially permanent in duration. Recognition of a deferred tax liability will only be required if it becomes apparent that this subsidiary will be sold or liquidated in the foreseeable future. At December 31, 2025, the temporary difference resulting from the investment book basis exceeding the tax basis was $1,766 million. Determination of the unrecognized deferred income tax liability related to this temporary difference is not practicable given the variables involved in performing such a calculation.

We file tax returns in the U.S. federal jurisdiction and in many foreign and state jurisdictions. Unrecognized tax benefits reflect the difference between positions taken on income tax returns and the amounts recognized in the financial statements.

The following table is a reconciliation of the changes in our unrecognized income tax benefits balance:

	Millions of Dollars
	2025	2024	2023

Balance at January 1	$88	116	54
Additions for tax positions of current year	—	—	—
Additions for tax positions of prior years	—	—	66
Reductions for tax positions of prior years	—	(28)	(4)
Balance at December 31	$88	88	116

Included in the balance of unrecognized income tax benefits at December 31, 2025, 2024 and 2023, were $87 million, $87 million and $100 million, respectively, which, if recognized, would affect our effective income tax rate.

At December 31, 2025, 2024 and 2023, accrued liabilities for interest and penalties, net of accrued income taxes, totaled $1 million, $1 million and $8 million, respectively. These accruals had no impact on our results for the year ended December 31, 2025, increased our results for the year ended December 31, 2024, by $7 million and decreased our results for the year ended December 31, 2023, by $1 million.

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

The amounts of U.S. and foreign income before income taxes, with a reconciliation of income tax at the federal statutory rate to the recorded income tax expense (benefit), were:

	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
Income before income taxes
United States	$1,035	19.1%	1,796	67.1	7,887	83.3
Foreign	4,385	80.9	879	32.9	1,582	16.7
	$5,420	100.0%	2,675	100.0	9,469	100.0

Federal statutory income tax	1,138	21.0	562	21.0	1,989	21.0
State income tax, net of federal income tax benefit*	57	1.1	(43)	(1.6)	290	3.1
Foreign tax effects
United Kingdom
Statutory tax rate difference between United Kingdom and United States	59	1.1	—	—	—	—
Non-taxable gain on disposition**	(251)	(4.6)	—	—	—	—
Other	(2)	—	—	—	—	—
Germany
Statutory tax rate difference between Germany and United States	308	5.7	—	—	—	—
Non-taxable gain on disposition***	(740)	(13.7)	—	—	—	—
Other	12	0.2	—	—	—	—
Other foreign jurisdictions	11	0.1	(11)	(0.4)	39	0.4
Tax law and rate changes	—	—	—	—	—	—
Effect of cross-border tax laws
Disposition of Coop**	220	4.1	36	1.4	—	—
Other	59	1.1	(11)	(0.4)	(43)	(0.5)
Tax credits	(1)	—	(2)	(0.1)	(2)	—
Changes in valuation allowances	21	0.4	17	0.6	22	0.2
Non-taxable or non-deductible items
Discount on purchased credits	—	—	(36)	(1.3)	—	—
Other	(7)	(0.1)	(12)	(0.5)	(74)	(0.8)
Changes in unrecognized tax benefits	—	—	4	0.1	16	0.2
Other	8	0.1	(4)	(0.1)	(7)	—
	$892	16.5%	500	18.7	2,230	23.6
Note - items that do not meet the 5% threshold for disaggregation have not been separately stated.
* The states that contribute to the majority (greater than 50 percent) of the tax effect in this category include Illinois, Oklahoma, New Jersey, California, and Louisiana for 2025 and 2024, and California, New Jersey, Oklahoma, and Illinois for 2023.

** Related to the disposition of our ownership interest in Coop. See Note 9—Investments, Loans and Long-Term Receivables for additional information.
*** Related to the disposition of 65% of our interest in Germany and Austria Marketing. See Note 9—Investments, Loans and Long-Term Receivables for additional information.

Income tax expense of $47 million for the year ended December 31, 2025 and income tax benefits of $14 million and $113 million for the years ended December 31, 2024 and 2023, respectively, are reflected in “Capital in Excess of Par” on the consolidated statement of changes in equity.

Note 26—Accumulated Other Comprehensive Loss

Changes in the balances of each component of accumulated other comprehensive loss were as follows:

	Millions of Dollars
	Defined Benefit Plans	Foreign Currency Translation	Hedging	Accumulated Other Comprehensive Loss

December 31, 2022	$(122)	(336)	(2)	(460)
Other comprehensive income (loss) before reclassifications	(12)	179	(3)	164
Amounts reclassified from accumulated other comprehensive loss
Defined benefit plans
Amortization of net actuarial loss and settlements*	14	—	—	14
Foreign currency translation	—	—	—	—
Hedging	—	—	—	—
Net current period other comprehensive income (loss)	2	179	(3)	178
December 31, 2023	(120)	(157)	(5)	(282)
Other comprehensive income (loss) before reclassifications	(31)	(105)	—	(136)
Amounts reclassified from accumulated other comprehensive loss
Defined benefit plans
Amortization of net actuarial loss and settlements*	11	—	—	11
Foreign currency translation	—	—	—	—
Hedging	—	—	—	—
Net current period other comprehensive loss	(20)	(105)	—	(125)
December 31, 2024	(140)	(262)	(5)	(407)
Other comprehensive loss before reclassifications	25	263	—	288
Amounts reclassified from accumulated other comprehensive loss
Defined benefit plans
Amortization of net actuarial loss and settlements*	14	—	—	14
Divestiture**	(12)	—	—	(12)
Foreign currency translation**†	—	(50)	—	(50)
Hedging	—	—	—	—
Net current period other comprehensive income	27	213	—	240
December 31, 2025	$(113)	(49)	(5)	(167)
* Included in the computation of net periodic benefit cost. See Note 23—Pension and Postretirement Plans for additional information.
** Related to the disposition of 65% of our interest in Germany and Austria Marketing and is included in the “Net gain on dispositions” line item on the consolidated statement of income. See Note 9—Investments, Loans and Long-Term Receivables.
† Related to the disposition of Coop and is included in the “Net gain on dispositions” line item on the consolidated statement of income. See Note 9—Investments, Loans and Long-Term Receivables.

Note 27—Cash Flow Information

Supplemental Cash Flow Information

	Millions of Dollars
	2025	2024	2023
Cash Payments (Receipts)
Interest	$972	901	816

Federal Income Taxes	92	800	565
State Income Taxes
California	(19)	**	96
Illinois	10	**	**
New Jersey	(13)	**	88
Oklahoma	(19)	**	**
Other	(5)	85	176
Foreign Income Taxes
Austria	11	**	**
Canada	51	69	**
Germany	108	99	133
United Kingdom	(22)	122	295
Other	6	11	44
Total income taxes*	200	1,186	1,397
* Federal income tax payments in 2024 and 2023 include $551 million and $196 million, respectively, of cash paid to counterparties to purchase IRA eligible tax credits.
** The amount of income taxes paid during the year does not meet the 5% disaggregation threshold.

	Millions of Dollars
	2025	2024	2023
Non-cash investing activities
Derecognition of government obligations	$—	1,100	—
Reduction of WRB investment balance	—	290	—

Non-cash financing activities
Derecognition of Discharged Notes	$—	(1,100)	—
Distribution of Advance Term Loan from WRB	—	(290)	—
Reduction in borrowings under Receivables Securitization Facility	(469)	(125)	—

See Note 15—Debt for additional information regarding the above non-cash activities.

Note 28—Other Financial Information

	Millions of Dollars
	2025	2024	2023
Interest and Debt Expense
Incurred
Debt	$997	919	842
Other	63	9	86
	1,060	928	928
Capitalized	(21)	(21)	(31)
Expensed	$1,039	907	897

Other Income
Interest income	$141	158	269
Unrealized investment loss—NOVONIX	(15)	—	(38)
Other, net*	312	85	128
	$438	243	359
* Includes derivatives-related activities. See Note 19—Derivatives and Financial Instruments, for additional information.

Research and Development Expenses	$6	15	27

Advertising Expenses	$62	51	54

Foreign Currency Transaction (Gains) Losses
Midstream	$—	—	—
Chemicals	—	—	—
Refining	(21)	—	19
Marketing and Specialties	2	3	2
Renewable Fuels	6	2	3
Corporate and Other	12	6	(2)
	$(1)	11	22

Note 29—Related Party Transactions
Significant transactions with related parties were:

	Millions of Dollars
	2025	2024	2023

Operating revenues and other income (a)(d)	$4,093	4,443	4,623
Purchases (b)(d)	12,851	20,620	17,208
Operating expenses and selling, general and administrative expenses (c)	312	299	295

(a)We sold NGL, other petrochemical feedstocks and solvents to Chevron Phillips Chemical Company LLC (CPChem), gas oil and hydrogen feedstocks to Excel Paralubes LLC (Excel Paralubes) and refined petroleum products to several of our equity affiliates in the M&S segment, including OnCue, CF United LLC (CF United), and JET Management Holding. See Note 9—Investments, Loans and Long-Term Receivables for additional information on JET Management Holding. We also sold certain feedstocks and intermediate products to WRB and acted as an agent for WRB in supplying crude oil and other feedstocks for a fee. In addition, we charged several of our equity affiliates, including CPChem, for the use of common facilities, such as steam generators, waste and water treaters and warehouse facilities.

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

(d)As a result of the WRB acquisition, we began consolidating WRB’s financial results beginning on October 1, 2025. As such, transactions after this date are not presented in the table above. See Note 5—Business Combinations for additional information.

Note 30—Segment Disclosures and Related Information

Our operating segments are:

1)Midstream—Provides crude oil and refined petroleum product transportation, terminaling and storage services, as well as natural gas and NGL gathering, processing, transportation, fractionation, storage and marketing services in the United States. In addition, this segment exports liquefied petroleum gas to global markets.
2)Chemicals—Consists of our 50% equity investment in CPChem, which manufactures and markets petrochemicals and plastics on a worldwide basis.
3)Refining—Refines crude oil and other feedstocks into petroleum products, such as gasoline and distillates, including aviation fuels. At December 31, 2025, this segment included 10 refineries in the United States and Europe.
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

Corporate and Other includes general corporate overhead, interest income, interest expense, our investment in research of new technologies, business transformation restructuring costs, our investment in NOVONIX, and various other corporate activities. Corporate assets include all cash, cash equivalents, income tax-related assets and enterprise information technology assets. Effective in the first quarter of 2026, activities associated with decommissioning and redeveloping at our idled Los Angeles Refinery will be included in Corporate and Other. See Note 4—Restructuring for additional information.

Intersegment sales are at prices that we believe approximate market.

Through our implementation of ASU No. 2023-07, “Segment Reporting (Topic 280)—Improvements to Reportable Segment Disclosures,” we are including additional disclosures regarding significant segment expenses regularly provided to our chief operating decision maker (CODM), who is our Chief Executive Officer. The measure of segment profit or loss reviewed by our CODM is “income (loss) before income taxes.” The CODM uses segment income (loss) before income taxes to allocate resources to each segment predominantly in the annual budgeting and forecasting process. The CODM compares budget-to-actual segment income (loss) before income taxes on a monthly and quarterly basis and considers trend analyses, as well as other market factors when making decisions about allocating capital and personnel to the segments. The measure of segment assets reported on our consolidated balance sheet reviewed by our CODM is “Total Assets.”

Analysis of Results by Operating Segment

	Millions of Dollars
	Year Ended December 31, 2025
	Operating Segments
	Midstream	Chemicals	Refining†	M&S	Renewable Fuels	Corporate and Other	Consolidating Adjustments	Total Consolidated
Revenues and Other Income
Third-party sales and other operating revenues	$18,577	—	26,872	83,740	3,150	37	—	132,376
Intercompany revenues	2,598	—	48,027	2,157	3,028	10	(55,820)	—
Total sales and other operating revenues	21,175	—	74,899	85,897	6,178	47	(55,820)	132,376
Equity in earnings of affiliates	399	297	(79)	146	(1)	—	—	762
Net gain on dispositions	58	—	3	2,923	—	—	—	2,984
Other income	24	—	40	16	204	154	—	438
Total Revenues and Other Income	21,656	297	74,863	88,982	6,381	201	(55,820)	136,560

Costs and Expenses
Purchased crude oil and products	15,224	—	67,766	82,714	6,097	1	(55,709)	116,093
Operating expenses*	2,021	7	4,060	73	365	8	(111)	6,423
Selling, general and administrative expenses*	217	(7)	170	1,592	66	399	—	2,437
Depreciation and amortization	1,030	—	1,820	97	95	209	—	3,251
Impairments	79	—	955	1	—	25	—	1,060
Taxes other than income taxes	261	—	357	(1)	132	42	—	791
Interest and debt expense	—	—	—	—	—	1,039	—	1,039
Other segment items**	7	—	9	6	6	18	—	46
Total Costs and Expenses	18,839	—	75,137	84,482	6,761	1,741	(55,820)	131,140

Income (loss) before income taxes	$2,817	297	(274)	4,500	(380)	(1,540)	—	5,420
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
† Includes our proportional share of our equity method investment in WRB through September 30, 2025. Beginning on October 1, 2025, 100% of Borger Refinery and Wood River Refinery are included in consolidated results. Refer to Note 5—Business Combinations, in the Notes to Consolidated Financial Statements for additional information.

	Millions of Dollars
	As of and for the Year Ended December 31, 2025
	Operating Segments
	Midstream	Chemicals	Refining†	M&S	Renewable Fuels	Corporate and Other	Total Consolidated
Interest Income	$—	—	—	—	—	141	141
Investments In and Advances to Affiliates	2,117	7,899	65	1,330	15	2	11,428
Total Assets	30,172	7,899	19,435	10,059	3,197	2,918	73,680
Capital Expenditures and Investments	1,231	—	776	118	56	52	2,233
† Includes our proportional share of our equity method investment in WRB through September 30, 2025. Beginning on October 1, 2025, 100% of Borger Refinery and Wood River Refinery are included in consolidated results. Refer to Note 5—Business Combinations, in the Notes to Consolidated Financial Statements for additional information.

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

	Millions of Dollars
	As of and for the Year Ended December 31, 2023
	Operating Segments
	Midstream	Chemicals	Refining	M&S	Renewable Fuels	Corporate and Other	Total Consolidated
Interest Income	$—	—	—	—	—	269	269
Investments In and Advances to Affiliates	3,749	7,341	2,802	824	18	2	14,736
Total Assets	29,052	7,357	21,013	10,834	2,012	5,233	75,501
Capital Expenditures and Investments	625	—	586	101	753	90	2,155

Geographic Information

Long-lived assets, defined as net PP&E plus investments and long-term receivables, by geographic location at December 31 were:

	Millions of Dollars
	2025	2024	2023

United States	$48,872	47,889	49,124
United Kingdom	1,333	1,341	1,406
Germany	794	325	394
Other countries	3	87	90
Worldwide consolidated	$51,002	49,642	51,014

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

In September 2025, the FASB issued ASU 2025-06, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40) Targeted Improvements to the Accounting for Internal-Use Software,” which simplifies the capitalization guidance by removing all references to software development project stages. Under this standard, eligible software development costs will begin capitalization when management has authorized and committed to funding the software project, and it is probable that the project will be completed and the software will be used to perform the function intended. This ASU is effective for annual reporting periods beginning after December 15, 2027, and for interim periods within those annual reporting periods, with early adoption permitted. We are evaluating the provisions of ASU 2025-06 on our consolidated financial statements and related disclosures.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. As of December 31, 2025, with the participation of management, our Chairman and Chief Executive Officer and our Executive Vice President and Chief Financial Officer carried out an evaluation, pursuant to Rule 13a-15(b) of the Act, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our Chairman and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of December 31, 2025.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, in the quarterly period ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

This report is included in Item 8 and is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

This report is included in Item 8 and is incorporated herein by reference.

Item 9B. OTHER INFORMATION

On November 21, 2025, Kevin J. Mitchell, Executive Vice President and Chief Financial Officer, adopted a trading plan intended to satisfy Rule 10b5-1(c) under the Act, providing for the sale of up to 48,450 shares of our common stock between February 23, 2026 and January 29, 2027.

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

The remaining information required by Item 10 of Part III is incorporated herein by reference from our Definitive Proxy Statement relating to our 2026 Annual Meeting of Shareholders, which will be filed within 120 days after December 31, 2025 (the 2026 Definitive Proxy Statement).*

Item 11. EXECUTIVE COMPENSATION

The information required by Item 11 of Part III is incorporated herein by reference from our 2026 Definitive Proxy Statement.*

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Part III is incorporated herein by reference from our 2026 Definitive Proxy Statement.*

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 of Part III is incorporated herein by reference from our 2026 Definitive Proxy Statement.*

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 of Part III is incorporated herein by reference from our 2026 Definitive Proxy Statement.*

_________________________
* Except for information or data specifically incorporated herein by reference under Items 10 through 14, other information and data appearing in our 2026 Definitive Proxy Statement are not deemed to be a part of this Annual Report or deemed to be filed with the U.S. Securities and Exchange Commission as a part of this report.

PART IV

Item 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a)	1.
Financial Statements and Supplementary Data
The financial statements and supplementary information listed in the Index to Financial Statements, which appears on page 91, are filed as part of this Annual Report.

	2.
Financial Statement Schedules
All financial statement schedules are omitted because they are not required, not significant, not applicable, or the information is shown in the financial statements or notes thereto.

	3.	Exhibits The exhibits listed in the Index to Exhibits, which appears on pages 172 to 178, are filed as part of this Annual Report.

Item 16. FORM 10-K SUMMARY

None.

PHILLIPS 66

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.

2.1	Separation and Distribution Agreement between ConocoPhillips and Phillips 66, dated April 26, 2012.	8-K	2.1	05/01/2012	001-35349

2.2	Agreement and Plan of Merger, dated as of October 26, 2021, by and among Phillips 66, Phillips 66 Company, Phillips 66 Project Development Inc., Phoenix Sub LLC, Phillips 66 Partners LP, and Phillips 66 Partners GP LLC.	8-K	2.1	10/27/2021	001-35349

2.3	Agreement and Plan of Merger, dated January 5, 2023, by and among Phillips 66, Phillips 66 Project Development Inc., Dynamo Merger Sub LLC, DCP Midstream, LP, DCP Midstream GP, LP and DCP Midstream GP, LLC.	8-K	2.1	01/06/2023	001-35349

3.1	Amended and Restated Certificate of Incorporation of Phillips 66.	8-K	3.1	05/01/2012	001-35349

3.2	Amended and Restated By-Laws of Phillips 66.	8-K	3.1	12/09/2022	001-35349

4.1	Description of Phillips 66’s Securities.	10-K	4.1	02/21/2020	001-35349

4.2	Indenture, dated as of March 12, 2012, among Phillips 66, as issuer, Phillips 66 Company, as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee, in respect of senior debt securities of Phillips 66.	10-12B/A	4.3	04/05/2012	001-35349

4.3	Form of the terms of 5.875% Senior Notes due 2042.	10-12B/A	4.4	04/05/2012	001-35349

4.4	Form of the terms of 4.650% Senior Notes due November 2034.	8-K	4.2	11/17/2014	001-35349

4.5	Form of the terms of 4.875% Senior Notes due November 2044.	8-K	4.2	11/17/2014	001-35349

4.6	Form of the terms of 3.900% Senior Notes due March 2028.	8-K	4.3	03/01/2018	001-35349

4.7	Indenture, dated as of April 9, 2020, among Phillips 66, as issuer, Phillips 66 Company, as guarantor, and U.S. Bank National Association, as trustee, in respect of senior debt securities of Phillips 66.	8-K	4.1	04/09/2020	001-35349

4.8	Form of the terms of 2.150% Senior Notes due 2030.	8-K	4.3	06/10/2020	001-35349

4.9	Form of the terms of 1.300% Senior Notes due 2026.	8-K	4.4	11/18/2020	001-35349

4.10	Form of the terms of 3.300% Senior Notes due 2052.	8-K	4.2	11/15/2021	001-35349

4.11	Indenture, dated as of May 5, 2022, among Phillips 66 Company, as issuer, Phillips 66, as guarantor, and U.S. Bank Trust Company, National Association, as trustee, in respect of senior debt securities of Phillips 66 Company.	8-K	4.1	05/05/2022	001-35349

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.

4.12	Form of the terms of the 2026 Notes, including the form of the 2026 Note.	8-K	4.4	05/05/2022	001-35349

4.13	Form of the terms of the 2028 Notes, including the form of the 2028 Note.	8-K	4.5	05/05/2022	001-35349

4.14	Form of the terms of the 2029 Notes, including the form of the 2029 Note.	8-K	4.6	05/05/2022	001-35349

4.15	Form of the terms of the 2045 Notes, including the form of the 2045 Note.	8-K	4.7	05/05/2022	001-35349

4.16	Form of the terms of the 2046 Notes, including the form of the 2046 Note.	8-K	4.8	05/05/2022	001-35349

4.17	Form of the terms of the 2027 Notes, including the form of the 2027 Note.	8-K	4.2	03/29/2023	001-35349

4.18	Form of the terms of the 2033 Notes, including the form of the 2033 Note.	8-K	4.3	03/29/2023	001-35349

4.19	Form of the terms of the 2031 Notes, including the form of the 2031 Note.	8-K	4.2	02/28/2024	001-35349

4.20	Form of the terms of the 2054 Notes, including the form of the 2054 Note.	8-K	4.4	02/28/2024	001-35349

4.21	Form of the terms of the 2035 Notes, including the form of the 2035 Note.	8-K	4.3	09/11/2024	001-35349

4.22	Form of the terms of the 2055 Notes, including the form of the 2055 Note.	8-K	4.4	09/11/2024	001-35349

4.23	Registration Rights Agreement, dated as of May 5, 2022, among Phillips 66 Company, as issuer, Phillips 66, as guarantor, and Barclays Capital Inc., J.P. Morgan Securities LLC and RBC Capital Markets, LLC, as dealer managers.	8-K	4.9	05/05/2022	001-35349

4.24	Indenture dated as of September 30, 2010 for the issuance of debt securities between DCP Midstream Operating, LP, as issuer, any Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee.	8-K	4.1	09/30/2010	001-32678

4.25	Third Supplemental Indenture dated as of June 14, 2012 to Indenture dated as of September 30, 2010 between DCP Midstream Operating, LP, as issuer, DCP Midstream Partners, LP, as guarantor, and the Bank of New York Mellon Trust Company, N.A., as trustee.	8-K	4.1	06/14/2012	001-32678

4.26	Sixth Supplemental Indenture dated as of March 13, 2014 to Indenture dated as of September 30, 2010 between DCP Midstream Operating, LP, as issuer, DCP Midstream Partners, LP, as guarantor, and the Bank of New York Mellon Trust Company, N.A., as trustee.	8-K	4.3	03/14/2014	001-32678

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.

4.27	Eighth Supplemental Indenture dated as of May 10, 2019 to Indenture dated as of September 30, 2010 between DCP Midstream Operating, LP, as issuer, DCP Midstream, LP, as guarantor, and the Bank of New York Mellon Trust Company, N.A., as trustee.	8-K	4.3	05/10/2019	001-32678

4.28	Ninth Supplemental Indenture dated as of June 24, 2020 to Indenture dated as of September 30, 2010 between DCP Midstream Operating, LP, as issuer, DCP Midstream, LP, as guarantor, and the Bank of New York Mellon Trust Company, N.A., as trustee.	8-K	4.3	06/24/2020	001-32678

4.29	Tenth Supplemental Indenture dated as of November 19, 2021 to Indenture dated as of September 30, 2010 between DCP Midstream Operating, LP, as issuer, DCP Midstream, LP, as guarantor, and the Bank of New York Mellon Trust Company, N.A., as trustee.	8-K	4.3	11/19/2021	001-32678

4.30*
Eleventh Supplemental Indenture dated as of June 20, 2023 to Indenture dated as of September 30, 2010 between DCP Midstream Operating, LP, as issuer, DCP Midstream, LP, as guarantor, and the Bank of New York Mellon Trust Company, N.A., as trustee.

4.31	Indenture, dated as of August 16, 2000, by and between Duke Energy Field Services, LLC and The Chase Manhattan Bank.	8-K	4.1	01/06/2017	001-32678

4.32	First Supplemental Indenture, dated August 16, 2000, by and between Duke Energy Field Services, LLC and The Chase Manhattan Bank.	8-K	4.1	08/16/2000	000-31095

4.33	Fifth Supplemental Indenture, dated as of October 27, 2006, by and between Duke Energy Field Services, LLC and The Bank of New York (as successor to JPMorgan Chase Bank, N.A., formerly known as The Chase Manhattan Bank).	8-K	4.3	01/06/2017	001-32678

4.34	Sixth Supplemental Indenture, dated September 17, 2007, by and between DCP Midstream, LLC (formerly known as Duke Energy Field Services, LLC) and The Bank of New York (as successor to JPMorgan Chase Bank, N.A., formerly known as The Chase Manhattan Bank).	8-K	4.4	01/06/2017	001-32678

4.35	Eleventh Supplemental Indenture, dated January 1, 2017, by and between DCP Midstream Operating, LP, DCP Midstream, LLC and The Bank of New York Mellon Trust Company, N.A. (as successor to The Bank of New York Mellon, as successor to JPMorgan Chase Bank, N.A., formerly known as The Chase Manhattan Bank).	8-K	4.8	01/06/2017	001-32678

4.36	Twelfth Supplemental Indenture, dated January 1, 2017, by and among DCP Midstream Operating, LP (as successor to DCP Midstream, LLC (formerly known as Duke Energy Field Services, LLC)), DCP Midstream Partners, LP and The Bank of New York Mellon Trust Company, N.A. (as successor to The Bank of New York Mellon, as successor to JPMorgan Chase Bank, N.A., formerly known as The Chase Manhattan Bank).	8-K	4.9	01/06/2017	001-32678

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.

4.37	Indenture, dated as of May 21, 2013, by and between DCP Midstream Operating, LP (as issuer and successor to DCP Midstream, LLC) and the Bank of New York Mellon Trust Company, N.A.	8-K	4.10	01/06/2017	001-32678

4.38	First Supplemental Indenture, dated May 21, 2013, by and between DCP Midstream, LLC and the Bank of New York Mellon Trust Company, N.A.	8-K	4.11	01/06/2017	001-32678

4.39	Second Supplemental Indenture, dated January 1, 2017, by and between DCP Midstream Operating, LP, DCP Midstream, LLC and The Bank of New York Mellon Trust Company, N.A.	8-K	4.12	01/06/2017	001-32678

4.40	Subordinated Indenture, dated as of September 18, 2025, among Phillips 66 Company, as issuer, Phillips 66, as guarantor, and U.S. Bank Trust Company, National Association, as trustee, in respect of subordinated debt securities of Phillips 66 Company.	8-K	4.1	09/18/2025	001-35349

4.41	Form of the terms of the 5.875% Series A Junior Subordinated Notes due 2056, including the form of the 5.875% Series A Junior Subordinated Notes due 2056.	8-K	4.2	09/18/2025	001-35349

4.42	Form of the terms of the 6.200% Series B Junior Subordinated Notes due 2056, including the form of the 6.200% Series B Junior Subordinated Notes due 2056.	8-K	4.3	09/18/2025	001-35349

10.1	Credit Agreement dated as of February 28, 2024, among Phillips 66 Company, Phillips 66, as guarantor, the lenders party thereto, and Mizuho Bank, Ltd., as administrative agent.	8-K	10.1	02/28/2024	001-35349

10.2	Receivables Purchase and Financing Agreement, dated as of September 30, 2024, among Phillips 66 Receivables LLC, the persons from time to time party thereto as purchaser/lenders, PNC Bank, National Association, as Administrative Agent, Phillips 66 Company, as servicer, and PNC Capital Markets LLC, as structuring agent.	8-K	10.1	10/01/2024	001-35349

10.3	Sale and Contribution Agreement, dated as of September 30, 2024, between Phillips 66 Company, as an originator, and Phillips 66 Receivables LLC, as buyer.	8-K	10.2	10/01/2024	001-35349

10.4	Third Amended and Restated Limited Liability Company Agreement of Chevron Phillips Chemical Company LLC, effective as of May 1, 2012.	10-Q	10.14	08/03/2012	001-35349

10.5	First Amendment to Third Amended and Restated Limited Liability Company Agreement of Chevron Phillips Chemical Company LLC, effective as of December 31, 2017.	10-K	10.6	02/23/2018	001-35349

10.6	Second Amendment to Third Amended and Restated Limited Liability Company Agreement of Chevron Phillips Chemical Company LLC, effective as of June 1, 2018.	10-Q	10.1	07/27/2018	001-35349

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.

10.7	Third Amendment to the Third Amended and Restated Limited Liability Company Agreement of Chevron Phillips Chemical Company LLC.	10-Q	10.1	04/30/2021	001-35349

10.8	Indemnification and Release Agreement between ConocoPhillips and Phillips 66, dated April 26, 2012.	8-K	10.1	05/01/2012	001-35349

10.9	Intellectual Property Assignment and License Agreement between ConocoPhillips and Phillips 66, dated April 26, 2012.	8-K	10.2	05/01/2012	001-35349

10.10	Employee Matters Agreement between ConocoPhillips and Phillips 66, dated April 26, 2012.	8-K	10.4	05/01/2012	001-35349

10.11	Amendment to the Employee Matters Agreement by and between ConocoPhillips and Phillips 66, dated April 26, 2012.	10-Q	10.1	05/02/2013	001-35349

10.12	Transition Services Agreement between ConocoPhillips and Phillips 66, dated April 26, 2012.	8-K	10.5	05/01/2012	001-35349

10.13	2013 Omnibus Stock and Performance Incentive Plan of Phillips 66.**	DEF14A	App. A	03/27/2013	001-35349

10.14	2022 Omnibus Stock and Performance Incentive Plan of Phillips 66.**	DEF14A	App. A	03/31/2022	001-35349

10.15	Phillips 66 Key Employee Supplemental Retirement Plan.**	10-Q	10.15	08/03/2012	001-35349

10.16	Phillips 66 Amended and Restated Executive Severance Plan.**	10-Q	10.1	07/29/2016	001-35349

10.17	Phillips 66 Deferred Compensation Plan for Non-Employee Directors.**	10-Q	10.17	08/03/2012	001-35349

10.18	Phillips 66 Key Employee Deferred Compensation Plan-Title I.**	10-Q	10.18	08/03/2012	001-35349

10.19	Phillips 66 Key Employee Deferred Compensation Plan-Title II.**	10-Q	10.19	08/03/2012	001-35349

10.20	First Amendment to the Phillips 66 Key Employee Deferred Compensation Plan Title II.**	10-K	10.24	02/22/2013	001-35349

10.21	Phillips 66 Defined Contribution Make-Up Plan Title I.**	10-Q	10.20	08/03/2012	001-35349

10.22	Phillips 66 Defined Contribution Make-Up Plan Title II.**	10-K	10.26	02/22/2013	001-35349

10.23	Phillips 66 Key Employee Change in Control Severance Plan.**	10-K	10.27	02/22/2013	001-35349

10.24	First Amendment to Phillips 66 Key Employee Change in Control Severance Plan, Effective October 2, 2015.**	8-K	10.1	11/08/2013	001-35349

10.25	Annex to the Phillips 66 Nonqualified Deferred Compensation Arrangements.**	10-Q	10.23	08/03/2012	001-35349

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.

10.26	Form of Stock Option Award Agreement under the 2013 Omnibus Stock and Performance Incentive Plan of Phillips 66.**	10-K	10.31	02/21/2020	001-35349

10.27	Form of Restricted Stock or Restricted Stock Unit Award Agreement under the 2013 Omnibus Stock and Performance Incentive Plan of Phillips 66.**	10-K	10.32	02/21/2020	001-35349

10.28	Form of Performance Share Unit Award Agreement under the 2013 Omnibus Stock and Performance Incentive Plan of Phillips 66.**	10-K	10.33	02/21/2020	001-35349

10.29	Form of Stock Option Award Agreement under the 2022 Omnibus Stock and Performance Incentive Plan of Phillips 66.**	10-Q	10.2	05/04/2023	001-35349

10.30*	Form of Restricted Stock or Restricted Stock Unit Award Agreement under the 2022 Omnibus Stock and Performance Incentive Plan of Phillips 66.**

10.31*	Form of Performance Share Unit Award Agreement under the 2022 Omnibus Stock and Performance Incentive Plan of Phillips 66.**

10.32	Letter Agreement with Vanessa L. Allen Sutherland, dated October 9, 2021.**	10-Q	10.5	05/04/2023	001-35349

10.33	Fifth Amendment to Receivables Financing Agreement, dated July 29, 2022, among DCP Receivables LLC, as borrower, DCP Midstream, LP, as initial servicer, the lenders, LC participants and group agents that are parties thereto from time to time, PNC Bank, National Association, as Administrative Agent and LC Bank, and PNC Capital Markets LLC, as Structuring Agent.	10-Q	10.1	11/03/2022	001-32678

10.34	Phillips 66 Key Employee Supplemental Retirement Plan Amendment and Restatement.**	10-K	10.35	02/21/2024	001-32678

10.35	Phillips 66 Defined Contribution Make-Up Plan (Title II) Amendment and Restatement.**	10-K	10.36	02/21/2024	001-32678

10.36	Second Amendment to the Phillips 66 Key Employee Deferred Compensation Plan Title II.**	10-K	10.37	02/21/2024	001-32678

10.37	The DCP Executive Nonqualified Excess Plan Plan Document.**	10-K	10.38	02/21/2024	001-32678

10.38	Third Amendment to Receivables Purchase and Financing Agreement, dated as of September 29, 2025, among Phillips 66 Receivables LLC, the persons from time to time party thereto as Purchaser/Lenders, PNC Bank, National Association, as Administrative Agent, Phillips 66 Company, as servicer, and PNC Capital Markets LLC, as structuring agent.	8-K	10.1	09/30/2025	001-35349

10.39	First Amendment to the Phillips 66 Key Employee Supplemental Retirement Plan**	10-Q	10.2	10/29/2025	001-35349

19*	Phillips 66 Insider Trading Policy.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.

21*	List of Subsidiaries of Phillips 66.

22*	List of Guarantor Subsidiaries.

23.1*	Consent of Ernst & Young LLP, independent registered public accounting firm.

23.2*	Consent of Deloitte & Touche LLP, independent registered public accounting firm.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32***	Certifications pursuant to 18 U.S.C. Section 1350.

97	Phillips 66 Clawback Policy.	10-K	97	02/21/2024	001-32678

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Schema Document.

101.CAL*	Inline XBRL Calculation Linkbase Document.

101.LAB*	Inline XBRL Labels Linkbase Document.

101.PRE*	Inline XBRL Presentation Linkbase Document.

101.DEF*	Inline XBRL Definition Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.
** Management contracts and compensatory plans or arrangements.
*** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHILLIPS 66

Date:	February 20, 2026	/s/ Mark E. Lashier
Mark E. Lashier Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, as of February 20, 2026, by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Mark E. Lashier	Chairman and Chief Executive Officer
Mark E. Lashier	(Principal executive officer)

/s/ Kevin J. Mitchell	Executive Vice President and Chief Financial Officer
Kevin J. Mitchell	(Principal financial officer)

/s/ Ann M. Kluppel	Senior Vice President and Controller
Ann M. Kluppel	(Principal accounting officer)

/s/ Julie L. Bushman	Director
Julie L. Bushman

/s/ Sigmund L. Cornelius	Director
Sigmund L. Cornelius

/s/ Lisa A. Davis	Director
Lisa A. Davis

/s/ Gregory J. Hayes	Director
Gregory J. Hayes

/s/ A. Nigel Hearne	Director
A. Nigel Hearne

/s/ Michael A. Heim	Director
Michael A. Heim

/s/ Charles M. Holley	Director
Charles M. Holley

/s/ Robert W. Pease	Director
Robert W. Pease

/s/ Grace Puma	Director
Grace Puma

/s/ Denise R. Singleton	Director
Denise R. Singleton

/s/ Douglas T. Terreson	Director
Douglas T. Terreson

/s/ Glenn F. Tilton	Director
Glenn F. Tilton

/s/ Marna C. Whittington	Director
Marna C. Whittington