Form 10-Q
period 2026-03-31
Phillips 66
filed 2026-04-29
CIK 1534701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2026

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	001-35349

Phillips 66
(Exact name of registrant as specified in its charter)

Delaware	45-3779385
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The registrant had 400,935,020 shares of common stock, $0.01 par value, outstanding as of March 31, 2026.

PHILLIPS 66

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Consolidated Statement of Income	Phillips 66

	Millions of Dollars
	Three Months Ended March 31
	2026	2025
Revenues and Other Income
Sales and other operating revenues	$32,540	30,430
Equity in earnings of affiliates	252	153
Net gain on dispositions	6	1,087
Other income	204	56
Total Revenues and Other Income	33,002	31,726

Costs and Expenses
Purchased crude oil and products	29,216	27,660
Operating expenses	1,881	1,622
Selling, general and administrative expenses	537	519
Depreciation and amortization	558	791
Impairments	8	26
Taxes other than income taxes	234	233
Accretion on discounted liabilities	12	12
Interest and debt expense	286	221
Foreign currency transaction (gains) losses	10	(6)
Total Costs and Expenses	32,742	31,078
Income before income taxes	260	648
Income tax expense	41	122
Net Income	219	526
Less: net income attributable to noncontrolling interests	12	39
Net Income Attributable to Phillips 66	$207	487

Net Income Attributable to Phillips 66 Per Share of Common Stock (dollars)
Basic	$0.51	1.19
Diluted	0.51	1.18

Weighted-Average Common Shares Outstanding (thousands)
Basic	402,036	409,182
Diluted	403,273	410,505
See Notes to Consolidated Financial Statements.

Consolidated Statement of Comprehensive Income	Phillips 66

	Millions of Dollars
	Three Months Ended March 31
	2026	2025

Net Income	$219	526
Other comprehensive income (loss)
Defined benefit plans
Amortization of net actuarial loss and settlements	4	5
Plans sponsored by equity affiliates	2	2
Income taxes on defined benefit plans	(1)	(1)
Defined benefit plans, net of income taxes	5	6
Foreign currency translation adjustments	(69)	90
Income taxes on foreign currency translation adjustments	—	(2)
Foreign currency translation adjustments, net of income taxes	(69)	88
Other Comprehensive Income (Loss), Net of Income Taxes	(64)	94
Comprehensive Income	155	620
Less: comprehensive income attributable to noncontrolling interests	12	39
Comprehensive Income Attributable to Phillips 66	$143	581
See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet	Phillips 66

	Millions of Dollars
	March 31 2026	December 31 2025
Assets
Cash and cash equivalents	$5,150	1,116
Accounts and notes receivable (net of allowances of $66 million in 2026 and $68 million in 2025)	11,284	9,158
Accounts and notes receivable—related parties	626	613
Inventories	6,723	5,097
Prepaid expenses and other current assets	3,613	1,287
Total Current Assets	27,396	17,271
Investments and long-term receivables	12,005	11,905
Net properties, plants and equipment	39,149	39,097
Goodwill	1,433	1,433
Intangibles	969	978
Other assets	3,132	2,996
Total Assets	$84,084	73,680

Liabilities
Accounts payable	$11,437	8,581
Accounts payable—related parties	439	286
Short-term debt	8,448	1,038
Accrued income and other taxes	1,184	1,362
Employee benefit obligations	398	680
Other accruals	2,285	1,379
Total Current Liabilities	24,191	13,326
Long-term debt	18,676	18,678
Asset retirement obligations and accrued environmental costs	991	1,022
Deferred income taxes	7,376	7,308
Employee benefit obligations	562	573
Other liabilities and deferred credits	2,607	2,532
Total Liabilities	54,403	43,439

Equity
Common stock (2,500,000,000 shares authorized at $0.01 par value) Issued (2026—660,921,696 shares; 2025—659,391,484 shares)
Par value	7	7
Capital in excess of par	20,021	19,948
Treasury stock (at cost: 2026—259,986,676 shares; 2025—258,252,603 shares)	(24,203)	(23,934)
Retained earnings	32,934	33,239
Accumulated other comprehensive loss	(231)	(167)
Total Stockholders’ Equity	28,528	29,093
Noncontrolling interests	1,153	1,148
Total Equity	29,681	30,241
Total Liabilities and Equity	$84,084	73,680
See Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows	Phillips 66

	Millions of Dollars
	Three Months Ended March 31
	2026	2025
Cash Flows From Operating Activities
Net income	$219	526
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	558	791
Impairments	8	26
Accretion on discounted liabilities	12	12
Deferred income taxes	67	(133)
Undistributed equity earnings	(86)	120
Net gain on dispositions	(6)	(1,087)
Unrealized investment loss	9	10
Other	(82)	(6)
Working capital adjustments
Accounts and notes receivable	(2,471)	901
Inventories	(1,658)	(1,214)
Prepaid expenses and other current assets	(2,327)	(254)
Accounts payable	3,023	384
Taxes and other accruals	470	111
Net Cash Provided by (Used in) Operating Activities	(2,264)	187

Cash Flows From Investing Activities
Capital expenditures and investments	(582)	(423)
Acquisitions, net of cash acquired	(66)	—
Return of investments in equity affiliates	26	25
Proceeds from asset dispositions	7	2,034
Other	9	(45)
Net Cash Provided by (Used in) Investing Activities	(606)	1,591

Cash Flows From Financing Activities
Issuance of debt	9,629	—
Repayment of debt	(1,965)	(1,287)
Issuance of common stock	84	23
Repurchase of common stock	(269)	(247)
Dividends paid on common stock	(509)	(469)
Distributions to noncontrolling interests	(22)	(14)
Contributions from noncontrolling interests	15	—
Other	(43)	(55)
Net Cash Provided by (Used in) Financing Activities	6,920	(2,049)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(16)	22

Net Change in Cash and Cash Equivalents	4,034	(249)
Cash and cash equivalents at beginning of period	1,116	1,738
Cash and Cash Equivalents at End of Period	$5,150	1,489
See Notes to Consolidated Financial Statements.

Consolidated Statement of Changes in Equity	Phillips 66

	Millions of Dollars
	Three Months Ended March 31
	Attributable to Phillips 66
	Common Stock
	Par Value	Capital in Excess of Par	Treasury Stock	Retained Earnings	Accum. Other Comprehensive Loss	Noncontrolling Interests	Total

December 31, 2025	$7	19,948	(23,934)	33,239	(167)	1,148	30,241
Net income	—	—	—	207	—	12	219
Other comprehensive loss	—	—	—	—	(64)	—	(64)
Dividends paid on common stock ($1.27 per share)	—	—	—	(509)	—	—	(509)
Repurchase of common stock	—	—	(269)	—	—	—	(269)
Distributions to noncontrolling interests	—	—	—	—	—	(22)	(22)
Contributions from noncontrolling interests	—	—	—	—	—	15	15
Benefit plan activity	—	73	—	(3)	—	—	70
March 31, 2026	$7	20,021	(24,203)	32,934	(231)	1,153	29,681

December 31, 2024	$7	19,788	(22,751)	30,771	(407)	1,055	28,463
Net income	—	—	—	487	—	39	526
Other comprehensive income	—	—	—	—	94	—	94
Dividends paid on common stock ($1.15 per share)	—	—	—	(469)	—	—	(469)
Repurchase of common stock	—	—	(244)	—	—	—	(244)
Distributions to noncontrolling interests	—	—	—	—	—	(14)	(14)
Benefit plan activity	—	1	—	(4)	—	—	(3)
March 31, 2025	$7	19,789	(22,995)	30,785	(313)	1,080	28,353

	Shares
	Three Months Ended March 31
	Common Stock Issued	Treasury Stock

December 31, 2025	659,391,484	258,252,603
Repurchase of common stock	—	1,734,073
Shares issued—share-based compensation	1,530,212	—
March 31, 2026	660,921,696	259,986,676

December 31, 2024	656,987,861	248,594,923
Repurchase of common stock	—	1,996,593
Shares issued—share-based compensation	1,185,541	—
March 31, 2025	658,173,402	250,591,516
See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements	Phillips 66

Note 1—Interim Financial Information

The unaudited interim financial information presented in the financial statements included in this report is prepared in accordance with generally accepted accounting principles in the United States (GAAP) and includes all known accruals and adjustments necessary, in the opinion of management, for a fair presentation of the consolidated financial position of Phillips 66 and its results of operations and cash flows for the periods presented. Unless otherwise specified, all such adjustments are of a normal and recurring nature. Certain notes and other information have been condensed or omitted from the interim financial statements included in this report. Therefore, these interim financial statements should be read in conjunction with the consolidated financial statements and notes included in our 2025 Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2026, are not necessarily indicative of the results expected for the full year.

Note 2—Business Combinations

Refining Acquisition

On October 1, 2025, we acquired the remaining 50% equity interest in WRB Refining LP (WRB) from subsidiaries of Cenovus Energy Inc. (Cenovus) for total cash consideration of $1.3 billion. This acquisition enables full integration with our broader value chain and expands our position in the Central Corridor region.

The components of the fair value of the WRB acquisition consideration are:

Millions of Dollars
Cash paid to Cenovus	$1,340
Fair value of previously held equity interest in WRB	1,304
Settlement of relationships with Phillips 66 and WRB	793
Total acquisition consideration	$3,437

The acquisition date fair value of the previously held equity interest in WRB was determined using a market approach and the valuation resulted in a Level 3 nonrecurring fair value measurement.

We accounted for this acquisition as a business combination and provisionally recorded $2,771 million of PP&E; $1,200 million of inventory; $54 million of other long-term assets; $9 million of intangibles; $450 million of short-term debt assumed at acquisition and also fully repaid on October 1, 2025; $87 million of net working capital deficit (excluding inventory and short-term debt); $34 million of AROs and accrued environmental costs; $21 million of other long-term liabilities; and $5 million of deferred income tax liabilities. The fair values of the assets acquired and liabilities assumed are preliminary and subject to change until we finalize the accounting for this acquisition. See Note 14—Fair Value Measurements for additional information on the determination of fair value.

Midstream Acquisition

On April 1, 2025, we acquired all issued and outstanding equity interests in each of EPIC Y-Grade GP, LLC and EPIC Y-Grade, LP, together with their respective subsidiaries (collectively referred to herein as Coastal Bend), which own various long haul natural gas liquids (NGL) pipelines, fractionation facilities and distribution systems, for total consideration of $2.2 billion, net of cash acquired. This acquisition further enhances our wellhead-to-market strategy. We finalized the valuation of the assets acquired and liabilities assumed during the three months ended March 31, 2026. For this acquisition, we recorded $2,224 million of PP&E; $4 million of other assets; $4 million of net working capital (excluding cash); $33 million of other long-term liabilities; and $4 million of AROs.

Note 3—Sales and Other Operating Revenues

Disaggregated Revenues
The following tables present our disaggregated sales and other operating revenues:

	Millions of Dollars
	Three Months Ended March 31
	2026	2025
Product Line and Services
Refined petroleum products and renewable fuels	$24,878	22,249
Crude oil resales	4,324	3,102
Natural gas liquids and natural gas	4,541	4,506
Services and other*	(1,203)	573
Consolidated sales and other operating revenues	$32,540	30,430

Geographic Location**
United States	$25,790	24,159
United Kingdom	3,774	2,962
Germany	709	1,218
Other countries	2,267	2,091
Consolidated sales and other operating revenues	$32,540	30,430
* Includes economic hedging losses associated with derivatives-related activities. See Note 13—Derivatives and Financial Instruments, for additional information.
** Sales and other operating revenues are attributable to countries based on the location of the operations generating the revenues.

Contract-Related Assets and Liabilities
At March 31, 2026, and December 31, 2025, receivables from contracts with customers were $9,250 million and $7,781 million, respectively. Significant noncustomer balances, such as buy/sell receivables and excise tax receivables, were excluded from these amounts.

Our contract-related assets also include payments we make to our marketing customers related to incentive programs. An incentive payment is initially recognized as an asset and subsequently amortized as a reduction to revenue over the contract term, which generally ranges from 5 to 15 years. At March 31, 2026, and December 31, 2025, our asset balances related to such payments were $852 million and $820 million, respectively.

Our contract liabilities primarily represent advances from our customers prior to product or service delivery. At March 31, 2026, and December 31, 2025, contract liabilities were $210 million and $198 million, respectively.

Remaining Performance Obligations
Most of our contracts with customers are spot contracts or term contracts with only variable consideration. We do not disclose remaining performance obligations for these contracts as the expected duration is one year or less or because the variable consideration has been allocated entirely to an unsatisfied performance obligation. We also have certain contracts in our Midstream segment that include minimum volume commitments with fixed pricing. At March 31, 2026, the remaining performance obligations related to these minimum volume commitment contracts amounted to $819 million. This amount excludes variable consideration and estimates of variable rate escalation clauses in our contracts with customers and is expected to be recognized through 2036, with a weighted average remaining life of four years as of March 31, 2026.

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

At March 31, 2026, and December 31, 2025, we reported $11,910 million and $9,771 million of accounts and notes receivable, respectively, net of allowances of $66 million and $68 million, respectively. Based on an aging analysis at March 31, 2026, more than 95% of our accounts receivable were outstanding less than 60 days.

We are also exposed to credit losses from off-balance sheet exposures, such as guarantees of joint venture debt and accounts receivable sold under a securitization facility, as well as standby letters of credit. See Note 9—Debt, Note 11—Guarantees, and Note 12—Contingencies and Commitments, for additional information on these off-balance sheet exposures.

Note 5—Inventories

Inventories consisted of the following:

	Millions of Dollars
	March 31 2026	December 31 2025

Crude oil and products	$6,141	4,529
Materials and supplies	582	568
	$6,723	5,097

Inventories valued on the last-in, first-out (LIFO) basis totaled $6,078 million and $4,461 million at March 31, 2026, and December 31, 2025, respectively. The estimated excess of current replacement cost over LIFO cost of inventories amounted to approximately $10.5 billion and $3.6 billion at March 31, 2026, and December 31, 2025, respectively.

Certain planned reductions in inventory that are not expected to be replaced by the end of the year cause liquidations of LIFO inventory values. LIFO liquidations did not have a material impact on net income for the three months ended March 31, 2026 and 2025.

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

We are still awaiting a Record of Decision (ROD), which will provide a definitive statement of the selected alternative and any related conditions. The Tribe and affiliated parties may file a new lawsuit in Washington, D.C., challenging the ROD shortly after it is issued. Most recently, the Tribe has appealed the dismissal, but the issuance of the ROD will supersede and effectively moot the appeal.

Dakota Access and ETCO have guaranteed repayment of senior unsecured notes issued by a wholly owned subsidiary of Dakota Access. At March 31, 2026, the aggregate principal amount outstanding of Dakota Access’ senior unsecured notes was $850 million.

In addition, Phillips 66 Partners LP (Phillips 66 Partners), a wholly owned subsidiary of Phillips 66, and its co-venturers in Dakota Access also provided a Contingent Equity Contribution Undertaking (CECU) in conjunction with the notes offering. Under the CECU, the co-venturers may be severally required to make proportionate equity contributions to Dakota Access if there is an unfavorable final judgment in the above-mentioned ongoing litigation. At March 31, 2026, our 25% share of the maximum potential equity contributions under the CECU was approximately $215 million. If the pipeline is required to cease operations, it may have a material adverse effect on our results of operations and cash flows. Should operations cease and Dakota Access and ETCO not have sufficient funds to pay its expenses, we also could be required to support our 25% share of the ongoing expenses, including scheduled interest payments on the notes of approximately $10 million annually, in addition to the potential obligations under the CECU at March 31, 2026.

At March 31, 2026, the aggregate book value of our investments in Dakota Access and ETCO was $842 million.

OnCue Holdings, LLC (OnCue)
We hold a 50% interest in OnCue, a joint venture that owns and operates retail convenience stores. We fully guarantee various debt agreements of OnCue, and our co-venturer does not participate in the guarantees. This entity is considered a variable interest entity (VIE) because our debt agreements resulted in OnCue not being exposed to all potential losses. We have determined that we are not the primary beneficiary because we do not have the power to direct the activities that most significantly impact economic performance. At March 31, 2026, our maximum exposure to loss was $271 million, which represented the book value of our investment in OnCue of $218 million and guaranteed debt obligations of $53 million.

Investment Dispositions

On January 31, 2025, we sold our 49% ownership interest in Coop Mineraloel AG (Coop) and settled the foreign currency forward contracts entered into in connection with the asset sale. We received cash proceeds of $1.2 billion, consisting of a sales price of $1.15 billion and a final dividend relating to financial year 2024 of $92 million from Coop that was paid on January 30, 2025. We recognized a before-tax gain of $1 billion associated with the sale, which is included within the “Net gain on dispositions” line item on our consolidated statement of income for the three months ended March 31, 2025, and is reported in our M&S segment. The final dividend of $92 million is included within the “Cash Flows from Operating Activities” section on our consolidated statement of cash flows.

On January 30, 2025, DCP Midstream, LP (DCP LP) sold its 25% ownership interest in Gulf Coast Express Pipeline LLC for cash proceeds of $853 million. We recognized a before-tax gain of $68 million, which is included within the “Net gain on dispositions” line item on our consolidated statement of income for the three months ended March 31, 2025, and is reported in our Midstream segment.

Note 7—Properties, Plants and Equipment

Our investment in PP&E and the associated accumulated depreciation and amortization (Accum. D&A) balances were as follows:

	Millions of Dollars
	March 31, 2026			December 31, 2025
	Gross PP&E	Accum. D&A	Net PP&E	Gross PP&E	Accum. D&A	Net PP&E

Midstream	$29,903	5,973	23,930	29,558	5,771	23,787
Chemicals	—	—	—	—	—	—
Refining	22,959	11,027	11,932	25,955	13,685	12,270
Marketing and Specialties	1,029	556	473	1,014	543	471
Renewable Fuels	3,787	1,789	1,998	3,772	1,762	2,010
Corporate and Other	4,592	3,776	816	1,492	933	559
	$62,270	23,121	39,149	61,791	22,694	39,097

In the fourth quarter of 2025, we began idling facilities at our Los Angeles Refinery and ceased fuel production. We have submitted redevelopment project applications for the facilities, initiating the review process and allowing us to continue pursuing the redevelopment of the property for future uses. As a result of the decision to cease operations and begin idling the facilities, the carrying values of the associated net properties, plants and equipment (PP&E) and intangible assets were depreciated to the estimated salvage value of $241 million at December 31, 2025. Total depreciation related to the Los Angeles Refinery assets for the three months ended March 31, 2025, was $270 million, including $246 million of accelerated depreciation, and was included within the “Depreciation and amortization” line item on our consolidated statement of income reported in our Refining segment. In the first quarter of 2026, we transferred $2,965 million in gross PP&E and $2,699 million of accumulated depreciation and amortization associated with the idled Los Angeles Refinery from our Refining segment to Corporate and Other.

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

	Three Months Ended March 31
	2026		2025
	Basic	Diluted	Basic	Diluted
Amounts Attributed to Phillips 66 Common Stockholders (millions):
Net Income Attributable to Phillips 66	207	207	487	487
Income allocated to participating securities	(2)	(2)	(2)	(2)
Net income available to common stockholders	$205	205	485	485

Weighted-average common shares outstanding (thousands):	400,933	402,036	407,926	409,182
Effect of share-based compensation	1,103	1,237	1,256	1,323
Weighted-average common shares outstanding—EPS	402,036	403,273	409,182	410,505

Earnings Per Share of Common Stock (dollars)	$0.51	0.51	1.19	1.18

Note 9—Debt

Senior Notes and Term Loan Issuances and Repayments

Repayments

On February 17, 2026, upon maturity, Phillips 66 repaid the remaining $100 million outstanding on its 1.300% Senior Notes due February 2026, with an aggregate principal amount of $500 million.

On February 18, 2025, upon maturity, Phillips 66 Partners repaid its 3.605% Senior Notes due February 2025, with an aggregate principal amount of $59 million.

Term Loan Agreement

On March 18, 2026 (the Term Loan Closing Date), Phillips 66 Company entered into a 364-day, $2.25 billion term loan agreement guaranteed by Phillips 66 (the Term Loan Agreement). The Term Loan Agreement provides for a single borrowing on the Term Loan Closing Date and matures 364 days after the Term Loan Closing Date. The Term Loan Agreement contains customary covenants similar to those contained in our revolving credit agreement, including a maximum consolidated net debt-to-capitalization ratio of 65% as of the last day of each fiscal quarter. The Term Loan Agreement has customary events of default, such as nonpayment of principal when due; nonpayment of interest, fees or other amounts after grace periods; and violation of covenants. We may at any time prepay outstanding borrowings under the Term Loan Agreement, in whole or in part, without premium or penalty. Outstanding borrowings under the Term Loan Agreement bear interest at either: (a) the term Secured Overnight Financing Rate (SOFR) in effect from time to time plus an applicable margin of 1.100%; or (b) the reference rate (as described in the Term Loan Agreement) plus an applicable margin of 0.100%. At March 31, 2026, the entire $2.25 billion was borrowed under the Term Loan Agreement, which matures in March 2027.

Accounts Receivable Securitization

On September 30, 2024, Phillips 66 Company entered into a 364-day, $500 million accounts receivable securitization facility (the Receivables Securitization Facility). Under the Receivables Securitization Facility, Phillips 66 Company sells or contributes on an ongoing basis, certain of its receivables, together with related security and interests in the proceeds thereof, to its wholly owned subsidiary, Phillips 66 Receivables LLC (P66 Receivables), a consolidated and bankruptcy-remote special purpose entity created for the sole purpose of transacting under the Receivables Securitization Facility. During 2025, Phillips 66 Company amended the Receivables Securitization Facility to, among other things, increase the maximum size of the Receivables Securitization Facility to $1.25 billion and extend the term of the facility through September 28, 2026. On March 13, 2026, Phillips 66 Company amended the Receivables Securitization Facility to, among other things, increase the maximum size of the Receivables Securitization Facility from $1.25 billion to $1.75 billion and permit P66 Receivables to request a future increase in the maximum facility size to up to $2.0 billion. Under the amended Receivables Securitization Facility, P66 Receivables may borrow and incur indebtedness from, and/or sell certain accounts receivable in an amount not to exceed $1.75 billion in the aggregate, and will secure its obligations with a pledge of undivided interests in such receivables, together with related security and interests in the proceeds thereof, to PNC Bank, National Association, as Administrative Agent, for the benefit of the secured parties thereunder. Accounts receivable outstanding under the Receivables Securitization Facility accrue interest at an adjusted term SOFR plus the applicable margin. In all instances, Phillips 66 Company retains the servicing of the accounts receivables transferred.

Accounts receivable sold under the Receivables Securitization Facility meet the sale criteria under ASC 860, Transfers and Servicing, and are derecognized from the consolidated balance sheet. P66 Receivables guarantees payment, in full, for accounts receivable sold to the purchasers. For the three months ended March 31, 2026, we sold $264 million of accounts receivable in exchange for a $264 million reduction in our borrowings under the Receivables Securitization Facility, which was recognized as a non-cash financing transaction. For the three months ended March 31, 2025, we sold $130 million of accounts receivables for cash proceeds under the Receivables Securitization Facility. We recognized immaterial charges associated with the transfers of financial assets, which are included as a component within the line item “Selling, general and administrative expense” on our consolidated statement of income, during the three months ended March 31, 2026 and 2025.

Borrowings under the Receivables Securitization Facility are recognized as short-term debt on the consolidated balance sheet. Borrowings are secured by the accounts receivable, held by P66 Receivables, which remain reported as accounts receivable on the consolidated balance sheet. At March 31, 2026, and December 31, 2025, we had outstanding borrowings of $384 million and $200 million, respectively. These borrowings were secured by accounts receivable held by P66 Receivables of $5.4 billion and $4.4 billion as of March 31, 2026, and December 31, 2025, respectively, which are included within the “Accounts and notes receivable” line item on our consolidated balance sheet.

At March 31, 2026, we had utilized $650 million of the $1.75 billion capacity of the Receivables Securitization Facility from $266 million of sold accounts receivable not yet remitted to the Administrative Agent and $384 million of outstanding borrowings. At December 31, 2025, we had utilized $367 million of the $1.25 billion capacity of the Receivables Securitization Facility from $167 million of sold accounts receivable not yet remitted to the Administrative Agent and $200 million of outstanding borrowings.

Credit Facilities and Commercial Paper

Phillips 66 and Phillips 66 Company

On January 13, 2025, we entered into a $200 million uncommitted credit facility (the 2025 Uncommitted Facility) with Phillips 66 Company as the borrower and Phillips 66 as the guarantor. The 2025 Uncommitted Facility contains covenants and events of default customary for unsecured uncommitted facilities. The 2025 Uncommitted Facility has no commitment fees or compensating balance requirements. Outstanding borrowings under the 2025 Uncommitted Facility bear interest at a rate of either (a) the adjusted term SOFR plus the applicable margin, (b) the adjusted daily simple SOFR plus the applicable margin or (c) the base rate, in each case plus the applicable margin. Each borrowing matures six months from the date of such borrowing. We may at any time prepay outstanding borrowings, in whole or in part, without premium or penalty. On March 26, 2026, Phillips 66 amended the 2025 Uncommitted Facility to increase the capacity by $100 million. At March 31, 2026, the entire $300 million was outstanding, while at December 31, 2025, no borrowings were outstanding under the 2025 Uncommitted Facility.

On June 25, 2024, we entered into a $400 million uncommitted credit facility (the 2024 Uncommitted Facility) with Phillips 66 Company as the borrower and Phillips 66 as the guarantor. The 2024 Uncommitted Facility contains covenants and events of default customary for unsecured uncommitted facilities. The 2024 Uncommitted Facility has no commitment fees or compensating balance requirements. Outstanding borrowings under the 2024 Uncommitted Facility bear interest at a rate of either (a) the adjusted term SOFR, (b) the adjusted daily simple SOFR or (c) the reference rate, in each case plus the applicable margin. Each borrowing matures six months from the date of such borrowing. We may at any time prepay outstanding borrowings, in whole or in part, without premium or penalty. At March 31, 2026, and December 31, 2025, no borrowings were outstanding under the 2024 Uncommitted Facility.

On February 28, 2024, we entered into a new $5 billion revolving credit agreement (the Facility) with Phillips 66 Company as the borrower and Phillips 66 as the guarantor and a scheduled maturity date of February 28, 2029. The Facility replaced our previous $5 billion revolving credit facility dated as of June 23, 2022, with Phillips 66 Company as the borrower and Phillips 66 as the guarantor, and the previous revolving credit facility was terminated. The Facility contains customary covenants similar to the previous revolving credit facility, including a maximum consolidated net debt-to-capitalization ratio of 65% as of the last day of each fiscal quarter. The Facility has customary events of default, such as nonpayment of principal when due; nonpayment of interest, fees or other amounts after grace periods; and violation of covenants. We may at any time prepay outstanding borrowings under the Facility, in whole or in part, without premium or penalty. We have the option to increase the overall capacity to $6 billion, subject to certain conditions. We also have the option to extend the scheduled maturity of the Facility for up to two additional one-year terms, subject to, among other things, the consent of the lenders holding the majority of the commitments and of each lender extending its commitment. Outstanding borrowings under the Facility bear interest at either: (a) the adjusted term SOFR (as described in the Facility) in effect from time to time plus the applicable margin; or (b) the reference rate (as described in the Facility) plus the applicable margin. The pricing levels for the commitment fee and interest-rate margins are determined based on the ratings in effect for our senior unsecured long-term debt from time to time. At March 31, 2026, and December 31, 2025, no amount had been drawn under the Facility.

Phillips 66 also has a $5 billion uncommitted commercial paper program for short-term working capital needs that is supported by the Facility. Commercial paper maturities are contractually limited to less than one year. At March 31, 2026, we had $5 billion borrowings outstanding under this program, while at December 31, 2025, $200 million of commercial paper had been issued under this program.

Note 10—Accounts Receivable Factoring

In addition to the Receivables Securitization Facility, discussed in Note 9—Debt, the Company maintains other accounts receivable factoring facilities with various financial institutions that enable the Company to sell certain eligible accounts receivable to these financial institutions on a non-recourse basis in which we retain the servicing of the accounts receivable transferred. Sales of accounts receivable under these facilities meet the sale criteria under ASC 860, Transfers and Servicing, and are derecognized from the consolidated balance sheet. Cash receipts from the sale of accounts receivable, received at the time of sale, are classified as cash flows from operating activities. For the three months ended March 31, 2026, we sold $330 million of accounts receivable for cash proceeds under these facilities. We recognized immaterial charges associated with these transfers, which are included as a component within the line item “Selling, general and administrative expense” on our consolidated statement of income for the three months ended March 31, 2026. We had $292 million and $195 million of sold accounts receivable uncollected as of March 31, 2026 and December 31, 2025, respectively, and these amounts were derecognized from our consolidated balance sheet.

Note 11—Guarantees

At March 31, 2026, we were liable for certain contingent obligations under various contractual arrangements as described below. We recognize a liability for the fair value of our obligation as a guarantor for newly issued or modified guarantees. Unless the carrying amount of the liability is noted below, we have not recognized a liability either because the guarantees were issued prior to December 31, 2002, or because the fair value of the obligation is immaterial. In addition, unless otherwise stated, we are not currently performing with any significance under the guarantees and expect future performance to be either immaterial or have only a remote chance of occurrence.

Lease Residual Value Guarantees
Under the operating lease agreement for our headquarters facility in Houston, Texas, we have the option, at the end of the lease term in September 2030, to request to renew the lease, purchase the facility or assist the lessor in marketing it for resale. This agreement includes a residual value guarantee with a maximum potential future exposure of $404 million at March 31, 2026. In addition, we have residual value guarantees associated with railcar, airplane and truck leases with maximum potential future exposures totaling $176 million. These leases have remaining terms of one to ten years.

Guarantees of Joint Venture Obligations
In March 2019, Phillips 66 Partners and its co-venturers in Dakota Access provided a CECU in conjunction with a senior unsecured notes offering. See Note 6—Investments, Loans and Long-Term Receivables, for additional information regarding Dakota Access and the CECU.

At March 31, 2026, we also had other guarantees outstanding primarily for our portion of certain joint venture debt, which have remaining terms of up to four years. The maximum potential future exposures under these guarantees were approximately $53 million. Payment would be required if a joint venture defaults on its obligations.

Indemnifications
Over the years, we have entered into various agreements to sell ownership interests in certain corporations, joint ventures and assets that gave rise to indemnifications. Agreements associated with these sales include indemnifications for taxes, litigation, environmental liabilities, permits and licenses, employee claims and real estate tenant defaults. The provisions of these indemnifications vary greatly. The majority of these indemnifications are related to environmental issues, which generally have indefinite terms and potentially unlimited exposure. At March 31, 2026, and December 31, 2025, the carrying amount of recorded indemnifications was $52 million and $53 million, respectively.

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

At March 31, 2026, and December 31, 2025, environmental accruals for known contamination of $49 million and $50 million, respectively, were included in the carrying amount of the recorded indemnifications noted above. These environmental accruals were primarily included within the “Asset retirement obligations and accrued environmental costs” line item on our consolidated balance sheet. For additional information about environmental liabilities, see Note 12—Contingencies and Commitments.

Additionally, P66 Receivables has guaranteed all borrowings and receivables sold under the Receivables Securitization Facility. At March 31, 2026, $240 million of the sold accounts receivable remained uncollected, which represents our maximum potential future exposure under the guarantee associated with the Receivables Securitization Facility. See Note 9—Debt, for information regarding the guarantee under our Receivables Securitization Facility.

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

We are currently participating in environmental assessments and cleanups at numerous federal Superfund and comparable state sites. After an assessment of environmental exposures for cleanup and other costs, we make accruals on an undiscounted basis (except those pertaining to sites acquired in a business combination, which we record on a discounted basis) for planned investigation and remediation activities for sites where it is probable future costs will be incurred and these costs can be reasonably estimated. At March 31, 2026, our total environmental accruals were $487 million, compared with $506 million at December 31, 2025. We expect to incur a substantial amount of these expenditures within the next 30 years. We have not reduced these accruals for possible insurance recoveries. In the future, we may be involved in additional environmental assessments, cleanups and proceedings.

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

Propel Fuels Litigation
In late 2017, as part of Phillips 66 Company’s evaluation of various opportunities in the renewable fuels business, Phillips 66 Company engaged with Propel Fuels, Inc. (Propel Fuels), a California company that distributes E85 and other alternative fuels through fueling kiosks. Ultimately, the parties were not able to reach an agreement, and negotiations were terminated in August 2018. On February 17, 2022, Propel Fuels filed a lawsuit in the Superior Court of California, County of Alameda (the Propel Court), alleging that Phillips 66 Company misappropriated trade secrets related to Propel Fuels’ renewable fuels business during and after due diligence. On October 16, 2024, a jury returned a verdict against Phillips 66 Company for $604.9 million in compensatory damages and issued a willfulness finding. Based on the willfulness finding, Propel Fuels asked the Propel Court to award $1.2 billion in exemplary damages, and Phillips 66 Company filed a brief in opposition to that request. A hearing on exemplary damages was held on March 4, 2025, and the Propel Court awarded Propel Fuels $195 million in exemplary damages on July 30, 2025. On August 5, 2025, the Propel Court entered a final judgment against Phillips 66 Company in the amount of $833 million. The judgment includes the $604.9 million jury verdict, $195 million of exemplary damages, and $33.3 million of pre-judgment interest at 7%. From the date of final judgment, post-judgment interest of 10% is accruing, which is included within the “Selling, general and administrative expenses” line on our consolidated statement of income and reported in the M&S segment. On August 25, 2025, Phillips 66 Company filed three post-trial motions requesting that the Propel Court render judgment in favor of Phillips 66 Company, grant a new trial, and/or reduce the damages award. On October 20, 2025, the Propel Court denied Phillips 66 Company’s motions. On November 14, 2025, Phillips 66 Company filed its Notice of Appeal, which has been assigned to Division Two of the First District Court of Appeal. Phillips 66 Company intends to file its opening appellate brief in accordance with the applicable appellate deadlines and any extensions thereto. Separately, on October 24, 2025, Propel Fuels filed additional motions with the Propel Court seeking attorney’s fees and costs. Phillips 66 Company filed its opposition to that request on January 13, 2026. The Propel Court heard argument on the motions on February 10, 2026, and took the motions under submission. Phillips 66 Company denies any wrongdoing and intends to vigorously defend its position.

The accrued amounts totaling $887 million and $867 million as of March 31, 2026 and December 31, 2025, respectively, are reflected as “Other liabilities and deferred credits” on our consolidated balance sheet. However, it is reasonably possible that the estimate of the loss could change based on the progression of the case, including the appeals process. If information were to become available that would allow us to reasonably estimate a range of potential exposure in an amount higher or lower than the amount already accrued, we would adjust our accrued liabilities accordingly. While Phillips 66 Company believes the jury verdict is not legally or factually supported, there can be no assurances that such defense efforts will be successful. Until the final resolution of this matter, we may be exposed to losses in excess of the amount recorded, and such amounts may have a material adverse effect on our financial position.

Other Contingencies
We have contingent liabilities resulting from throughput agreements with pipeline and processing companies not associated with financing arrangements. Under these agreements, we may be required to provide any such company with additional funds through advances and penalties for fees related to throughput capacity not utilized.

At March 31, 2026, we had performance obligations secured by letters of credit and bank guarantees of $592 million related to various purchase and other commitments incident to the ordinary conduct of business.

Note 13—Derivatives and Financial Instruments

Derivative Instruments
We use financial and commodity-based derivative contracts to manage exposures to fluctuations in commodity prices, interest rates and foreign currency exchange rates, or to capture market opportunities. Because we do not apply hedge accounting for commodity derivative contracts, all realized and unrealized gains and losses from commodity derivative contracts are recognized in our consolidated statement of income. Gains and losses from derivative contracts held for trading not directly related to our physical business are reported net within the “Other income” line item on our consolidated statement of income. Realized and unrealized gains and losses on foreign currency derivatives entered into in connection with the sale of our 49% ownership interest in Coop are reported in the “Net gain on dispositions” line item on our consolidated statement of income. Cash flows from all of our commodity derivative activity for the periods presented appear within the “Cash Flows from Operating Activities” section on our consolidated statement of cash flows.

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

	Millions of Dollars
	March 31, 2026				December 31, 2025
	Commodity Derivatives		Effect of Collateral Netting	Net Carrying Value Presented on the Balance Sheet	Commodity Derivatives		Effect of Collateral Netting	Net Carrying Value Presented on the Balance Sheet
	Assets	Liabilities			Assets	Liabilities
Assets
Prepaid expenses and other current assets	$763	(88)	—	675	2,714	(2,583)	—	131
Other assets	5	(4)	—	1	23	(20)	—	3
Liabilities
Other accruals	25,153	(27,226)	1,472	(601)	67	(108)	20	(21)
Other liabilities and deferred credits	181	(206)	25	—	—	—	—	—
Total	$26,102	(27,524)	1,497	75	2,804	(2,711)	20	113

At March 31, 2026, and December 31, 2025, there was no material cash collateral received or paid that was not offset on our consolidated balance sheet.

The realized and unrealized gains (losses) incurred from commodity derivatives, and the line items where they appear on our consolidated statement of income, were:

	Millions of Dollars
	Three Months Ended March 31
	2026	2025

Sales and other operating revenues	$(1,536)	(65)
Other income	106	14
Purchased crude oil and products	(1,216)	(176)
Net loss from commodity derivative activity	$(2,646)	(227)

The following table summarizes our material net exposures resulting from outstanding commodity derivative contracts. These financial and physical derivative contracts are primarily used to manage price exposure on our underlying operations. The underlying exposures may be from nonderivative positions such as inventory volumes. Financial derivative contracts may also offset physical derivative contracts, such as forward purchase and sales contracts. The percentage of our derivative contract volumes expiring within the next 12 months was more than 90% at March 31, 2026, and December 31, 2025.

	Open Position Long / (Short)
	March 31 2026	December 31 2025
Commodity
Crude oil, refined petroleum products, NGL and renewable feedstocks (millions of barrels)	(53)	(33)
Natural gas (billions of cubic feet)	(14)	(17)

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

The aggregate fair values of all derivative instruments with such credit-risk-related contingent features that were in a liability position were immaterial at March 31, 2026, and December 31, 2025.

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

The carrying values and fair values by hierarchy of our financial assets and liabilities, either carried or disclosed at fair value, including any effects of counterparty and collateral netting, were:

	Millions of Dollars
	March 31, 2026
	Fair Value Hierarchy			Total Fair Value of Gross Assets & Liabilities	Effect of Counterparty Netting	Effect of Collateral Netting	Difference in Carrying Value and Fair Value	Net Carrying Value Presented on the Balance Sheet
	Level 1	Level 2	Level 3
Commodity Derivative Assets
Exchange-cleared instruments	$25,427	—	—	25,427	(25,423)	—	—	4
Physical forward contracts	—	673	2	675	(3)	—	—	672
Rabbi trust assets	134	—	—	134	N/A	N/A	—	134
Investment in NOVONIX	17	—	—	17	N/A	N/A	—	17
	$25,578	673	2	26,253	(25,426)	—	—	827

Commodity Derivative Liabilities
Exchange-cleared instruments	$26,920	—	—	26,920	(25,423)	(1,497)	—	—
Physical forward contracts	—	602	2	604	(3)	—	—	601
Floating-rate debt	—	7,916	—	7,916	N/A	N/A	—	7,916
Fixed-rate debt, excluding finance leases and software obligations	—	18,046	—	18,046	N/A	N/A	800	18,846
	$26,920	26,564	2	53,486	(25,426)	(1,497)	800	27,363

	Millions of Dollars
	December 31, 2025
	Fair Value Hierarchy			Total Fair Value of Gross Assets & Liabilities	Effect of Counterparty Netting	Effect of Collateral Netting	Difference in Carrying Value and Fair Value	Net Carrying Value Presented on the Balance Sheet
	Level 1	Level 2	Level 3
Commodity Derivative Assets
Exchange-cleared instruments	$2,731	—	—	2,731	(2,660)	—	—	71
Physical forward contracts	—	69	4	73	(10)	—	—	63
Rabbi trust assets	144	—	—	144	N/A	N/A	—	144
Investment in NOVONIX	26	—	—	26	N/A	N/A	—	26
	$2,901	69	4	2,974	(2,670)	—	—	304

Commodity Derivative Liabilities
Exchange-cleared instruments	$2,680	—	—	2,680	(2,660)	(20)	—	—
Physical forward contracts	—	30	1	31	(10)	—	—	21
Floating-rate debt	—	400	—	400	N/A	N/A	—	400
Fixed-rate debt, excluding finance leases and software obligations	—	18,324	—	18,324	N/A	N/A	621	18,945
	$2,680	18,754	1	21,435	(2,670)	(20)	621	19,366

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

The preliminary fair value of PP&E was $2,771 million and was determined primarily using the cost approach. The cost approach used assumptions for the current replacement cost of similar plant and equipment assets adjusted for estimated physical deterioration, functional obsolescence and economic obsolescence. The preliminary fair value of inventories was $1,200 million and was determined using a market approach. The fair value of the previously held equity interest in WRB was determined using a market approach. These valuations resulted in Level 3 nonrecurring fair value measurements. See Note 2—Business Combinations for additional information on the transaction.

Coastal Bend Acquisition
On April 1, 2025, we acquired and began consolidating the financial results of Coastal Bend and, accordingly, accounted for the business combination using the acquisition method of accounting, which requires Coastal Bend’s assets and liabilities to be recorded at fair value as of the acquisition date on our consolidated balance sheet.

The fair value of PP&E was $2,224 million. The fair value of these assets was determined primarily using the cost approach. The cost approach used assumptions for the current replacement cost of similar plant and equipment assets adjusted for estimated physical deterioration, functional obsolescence and economic obsolescence. This valuation resulted in Level 3 nonrecurring fair value measurements. See Note 2—Business Combinations for additional information on the transaction.

Note 15—Pension and Postretirement Plans

The components of net periodic benefit cost for the three months ended March 31, 2026 and 2025, were as follows:

	Millions of Dollars
	Pension Benefits				Other Benefits
	2026		2025		2026	2025
	U.S.	Int’l.	U.S.	Int’l.
Components of Net Periodic Benefit Cost
Three Months Ended March 31
Service cost	$34	2	31	3	—	—
Interest cost	32	9	32	8	2	2
Expected return on plan assets	(41)	(12)	(38)	(11)	—	—
Amortization of net actuarial loss (gain)	3	—	4	—	(1)	(1)
Settlements	2	—	2	—	—	—
Net periodic benefit cost*	$30	(1)	31	—	1	1
* Included within the “Operating expenses” and “Selling, general and administrative expenses” line items on our consolidated statement of income.

During the three months ended March 31, 2026, we contributed $10 million to our U.S. pension and other postretirement benefit plan. We currently expect to make additional contributions of approximately $190 million to our U.S. pension and other postretirement benefit plans and approximately $4 million to our international pension plans during the remainder of 2026. Cash contributions are included within the “Other” line item of the “Cash Flows From Operating Activities” section of our consolidated statement of cash flows.

Note 16—Accumulated Other Comprehensive Loss

Changes in the balances of each component of accumulated other comprehensive loss were as follows:

	Millions of Dollars
	Defined Benefit Plans	Foreign Currency Translation	Hedging	Accumulated Other Comprehensive Loss

December 31, 2025	$(113)	(49)	(5)	(167)
Other comprehensive income (loss) before reclassifications	2	(69)	—	(67)
Amounts reclassified from accumulated other comprehensive loss
Defined benefit plans*
Amortization of net actuarial loss and settlements	3	—	—	3
Foreign currency translation	—	—	—	—
Hedging	—	—	—	—
Net current period other comprehensive income (loss)	5	(69)	—	(64)
March 31, 2026	$(108)	(118)	(5)	(231)

December 31, 2024	$(140)	(262)	(5)	(407)
Other comprehensive income before reclassifications	2	100	—	102
Amounts reclassified from accumulated other comprehensive loss
Defined benefit plans*
Amortization of net actuarial loss and settlements	4	—	—	4
Foreign currency translation**	—	(12)	—	(12)
Hedging	—	—	—	—
Net current period other comprehensive income	6	88	—	94
March 31, 2025	$(134)	(174)	(5)	(313)
* Included within the computation of net periodic benefit cost. See Note 15—Pension and Postretirement Plans, for additional information.
** Included within the gain on sale of Coop, recognized in the “Net gain on dispositions” line item on our consolidated statement of income. See Note 6—Investments, Loans and Long-Term Receivables, for additional information.

Note 17—Cash Flow Information

	Millions of Dollars
	Three Months Ended March 31
	2026	2025
Non-cash financing activities
Reduction in borrowings under Receivables Securitization Facility	$264	—

See Note 9—Debt, for additional information regarding the above non-cash activity.

Note 18—Related Party Transactions

Significant transactions with related parties were:

	Millions of Dollars
	Three Months Ended March 31
	2026	2025

Operating revenues and other income (a)(d)	$1,521	1,036
Purchases (b)(d)	563	4,010
Operating expenses and selling, general and administrative expenses (c)	71	74

(a)We sold NGL, other petrochemical feedstocks and solvents to Chevron Phillips Chemical Company LLC (CPChem), gas oil and hydrogen feedstocks to Excel Paralubes LLC (Excel Paralubes) and refined petroleum products to several of our equity affiliates in the M&S segment, including OnCue, CF United LLC (CF United), and JET Management Holding. JET Management Holding is a newly formed entity, established in December 2025, in which we hold a 35% non-operating equity interest. We also sold certain feedstocks and intermediate products to WRB and acted as an agent for WRB in supplying crude oil and other feedstocks for a fee. In addition, we charged several of our equity affiliates, including CPChem, for the use of common facilities, such as steam generators, waste and water treaters and warehouse facilities.

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

(d)As a result of the WRB acquisition, we began consolidating WRB’s financial results beginning on October 1, 2025. As such, transactions after this date are not presented in the table above. See Note 2—Business Combinations for additional information.

Note 19—Segment Disclosures and Related Information

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

3)Refining—Refines crude oil and other feedstocks into petroleum products, such as gasoline and distillates, including aviation fuels. This segment includes 10 refineries in the United States and Europe.

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

Corporate and Other includes general corporate overhead, interest income, interest expense, our investment in research of new technologies, business transformation restructuring costs, our investment in NOVONIX, and various other corporate activities. Corporate assets include all cash, cash equivalents, income tax-related assets and enterprise information technology assets. Effective in the first quarter of 2026, activities associated with the decommissioning and redevelopment of our idled Los Angeles Refinery site are included in Corporate and Other.

Intersegment sales are at prices that we believe approximate market.

Our chief operating decision maker (CODM), is our Chief Executive Officer. The measure of segment profit or loss reviewed by our CODM is “income (loss) before income taxes.” The CODM uses segment income (loss) before income taxes to allocate resources to each segment predominantly in the annual budgeting and forecasting process. The CODM compares budget-to-actual segment income (loss) before income taxes on a monthly and quarterly basis and considers trend analyses as well as other market factors when making decisions about allocating capital and personnel to the segments. The significant expenses regularly provided to our CODM are provided below. The measure of segment assets reported on our consolidated balance sheet reviewed by our CODM is “Total Assets.”

Analysis of Results by Operating Segment

	Millions of Dollars
	Three Months Ended March 31, 2026
	Operating Segments
	Midstream	Chemicals	Refining	M&S	Renewable Fuels	Corporate and Other	Consolidating Adjustments	Total Consolidated
Revenues and Other Income
Third-party sales and other operating revenues	$4,718		7,772	19,544	496	10	—	32,540
Intercompany revenues	806	—	14,762	656	1,051	2	(17,277)	—
Total sales and other operating revenues	5,524	—	22,534	20,200	1,547	12	(17,277)	32,540
Equity in earnings of affiliates	103	114	—	35	—	—	—	252
Net gain on dispositions	6	—	—	—	—	—	—	6
Other income	19	—	26	62	74	25	(2)	204
Total Revenues and Other Income	5,652	114	22,560	20,297	1,621	37	(17,279)	33,002

Costs and Expenses
Purchased crude oil and products	4,109	—	20,733	20,118	1,498	1	(17,243)	29,216
Operating expenses*	541	2	1,229	19	89	37	(36)	1,881
Selling, general and administrative expenses*	56	(2)	52	297	21	113	—	537
Depreciation and amortization	274	—	215	20	23	26	—	558
Impairments	4	—	2	—	2	—	—	8
Taxes other than income taxes	75	—	106	2	31	20	—	234
Interest and debt expense	—	—	—	—	—	286	—	286
Other segment items**	2	—	15	2	(2)	5	—	22
Total Costs and Expenses	5,061	—	22,352	20,458	1,662	488	(17,279)	32,742

Income (loss) before income taxes	$591	114	208	(161)	(41)	(451)	—	260
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

	Millions of Dollars
	Three Months Ended March 31, 2025
	Operating Segments
	Midstream	Chemicals	Refining	M&S	Renewable Fuels	Corporate and Other	Consolidating Adjustments	Total Consolidated
Revenues and Other Income
Third-party sales and other operating revenues	$4,827	—	5,702	19,163	728	10	—	30,430
Intercompany revenues	631	—	10,173	478	781	2	(12,065)	—
Total sales and other operating revenues	5,458	—	15,875	19,641	1,509	12	(12,065)	30,430
Equity in earnings (losses) of affiliates	110	113	(105)	36	(1)	—	—	153
Net gain on dispositions	69	—	—	1,018	—	—	—	1,087
Other income	10	—	3	6	19	18	—	56
Total Revenues and Other Income	5,647	113	15,773	20,701	1,527	30	(12,065)	31,726

Costs and Expenses
Purchased crude oil and products	4,089	—	15,025	19,045	1,536	—	(12,035)	27,660
Operating expenses*	458	2	1,074	18	96	4	(30)	1,622
Selling, general and administrative expenses*	53	(2)	46	328	18	76	—	519
Depreciation and amortization	233	—	456	20	23	59	—	791
Impairments	—	—	1	—	—	25	—	26
Taxes other than income taxes	61	—	110	9	35	18	—	233
Interest and debt expense	—	—	—	—	—	221	—	221
Other segment items**	2	—	(2)	(1)	4	3	—	6
Total Costs and Expenses	4,896	—	16,710	19,419	1,712	406	(12,065)	31,078

Income (loss) before income taxes	$751	113	(937)	1,282	(185)	(376)	—	648
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

Other Segment Disclosures

	Millions of Dollars
	Operating Segments
	Midstream	Chemicals	Refining	M&S	Renewable Fuels	Corporate and Other	Total Consolidated
Three Months Ended March 31, 2026
Interest Income	$—	—	—	—	—	31	31
Capital Expenditures and Investments	343	—	210	9	10	10	582
Three Months Ended March 31, 2025
Interest Income	$—	—	—	—	—	34	34
Capital Expenditures and Investments	216	—	176	15	9	7	423

	Millions of Dollars
	Operating Segments
	Midstream	Chemicals	Refining	M&S	Renewable Fuels	Corporate and Other	Total Consolidated
As of March 31, 2026
Investments In and Advances to Affiliates	$2,097	8,018	70	1,293	15	3	11,496
Total Assets	30,348	8,018	22,632	12,637	3,182	7,267	84,084
As of December 31, 2025
Investments In and Advances to Affiliates	$2,117	7,899	65	1,330	15	2	11,428
Total Assets	30,172	7,899	19,435	10,059	3,197	2,918	73,680

Note 20—Income Taxes

Our effective income tax rate for the three months ended March 31, 2026, was 16%, compared to 19% for the corresponding period of 2025. The decrease in our effective rate for the three months ended March 31, 2026, was primarily attributable to the impact of tax benefits from the vesting of share-based compensation awards and state income taxes on lower income before income taxes.

The effective tax rate for the three months ended March 31, 2026, varied from the U.S. federal statutory income tax rate primarily due to tax benefits from the vesting of share-based compensation awards and state income taxes.

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

The most significant assets of DCP Midstream Class A Segment that are available to settle only its obligations, along with its most significant liabilities for which its creditors do not have recourse to Phillips 66’s general credit, were:

	Millions of Dollars
	March 31 2026	December 31 2025
Accounts receivable	$390	530
Investments and long-term receivables	696	705
Net properties, plants and equipment	9,363	9,211
Accounts payable	697	785
Long-term debt	2,904	2,903

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

EXECUTIVE OVERVIEW AND BUSINESS ENVIRONMENT

Phillips 66 is uniquely positioned as a leading integrated downstream energy provider operating with Midstream, Chemicals, Refining, Marketing and Specialties (M&S) and Renewable Fuels segments. At March 31, 2026, we had total assets of $84.1 billion. Our common stock trades on the New York Stock Exchange under the symbol PSX.

Executive Overview
In the first quarter of 2026, we reported earnings of $207 million. In response to the sharp increases in commodity prices and to preserve liquidity, we had net debt borrowings of $7.7 billion and increased our cash and cash equivalents by $4 billion. We used available cash to fund operating activities of $2.3 billion, capital expenditures and investments of $582 million, dividend payments to common stockholders of $509 million and repurchases of our common stock of $269 million. The use of cash in operating activities was primarily due to unfavorable net working capital impacts, which was primarily driven by an increase in inventory and higher accounts receivable, partially offset by higher accounts payable; as well as, the funding of approximately $3 billion of cash collateral on derivative positions. As of March 31, 2026, we had $5.2 billion of cash and cash equivalents and $0.8 billion of total committed capacity available under our credit facilities.

Strategic Priorities Update
In early 2025, we announced the next phase of the company’s strategic priorities along with financial and operational performance targets through year-end 2027. These targets demonstrate the company’s continued focus on world-class operations; disciplined growth and returns; financial strength and flexibility and shareholder returns.

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

•We budgeted $2.4 billion for 2026 capital expenditures and investments, exclusive of acquisitions and our share of capital spending by equity affiliates. This includes $1.3 billion of growth capital, primarily in our Midstream segment.

•Our financial targets through 2027 reflect our plans to organically grow our Midstream and Chemicals businesses, as well as maintain total annual capital expenditures and investments of approximately $2.5 billion.

•Financial Strength and Flexibility – We use a variety of funding sources to support our liquidity requirements, including cash from operations, debt and proceeds from dispositions. Our focus remains on protecting the stable cash generation from the Midstream and M&S businesses while evaluating future opportunities to optimize our portfolio.

•We are targeting reductions of total debt to $17 billion and reductions of our debt-to-capital ratio by the end of 2027.

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

•In February and April 2026, our Board of Directors declared a quarterly cash dividend of $1.27 per common share, reflecting our commitment to a secure, competitive and growing dividend.

Business Environment
During March 2026, the business environment in which we operate was impacted by significant movements in commodity prices as a result of geopolitical events in the Middle East. The global crude oil market quickly shifted into structural deficit and the disruption materially reduced crude oil and refined products from the markets, pushing benchmark crude oil prices at the end of the quarter above $100 per barrel. In addition, natural gas, liquefied petroleum gas (LPG) and petrochemical markets have materially tightened. While these impacts were most notable during the last month of the quarter, due to the uncertainty regarding duration, continued disruptions could materially impact our future results.

Below is a discussion of additional factors impacting our environment during the three months ended March 31, 2026 as compared to the same period of 2025.

Our Midstream segment includes our Transportation and NGL businesses. Our Transportation business contains fee-based operations not directly exposed to commodity price risk. Our NGL business contains both fee-based operations and operations directly impacted by NGL and natural gas prices. The weighted-average NGL price was $0.62 per gallon during the first quarter of 2026, compared with $0.74 per gallon during the first quarter of 2025. The Henry Hub natural gas price was $4.87 per million British thermal units (MMBtu) during the first quarter of 2026, compared with $4.27 per MMBtu during the first quarter of 2025. The decrease in NGL prices was primarily due to increased supply, while the increase in natural gas prices was due to increased liquified natural gas exports as U.S. export infrastructure increases.

Our Chemicals segment consists of our 50% equity investment in Chevron Phillips Chemical Company LLC (CPChem). The chemicals and plastics industry is mainly a commodity-based industry where the margins for key products are based on supply and demand, as well as cost factors. The benchmark high-density polyethylene chain margin was 10.7 cents per pound in the first quarter of 2026, compared with 10.9 cents per pound in the first quarter of 2025. The decrease was mainly due to higher ethane prices, partially driven by rising natural gas prices, and continued industry capacity additions supporting higher global demand.

Our Refining segment results are driven by several factors, including market crack spreads, refinery throughput, feedstock costs, product yields, turnaround activity and other operating costs. Market crack spreads are used as indicators of refining margins and measure the difference between market prices for refined petroleum products and crude oil. The composite 3:2:1 market crack spread for our business increased to an average of $20.56 per barrel during the first quarter of 2026, from an average of $15.83 per barrel during the first quarter of 2025. The increase in the composite market crack spread was primarily driven by stronger petroleum diesel demand, supported by low seasonal inventories, and geopolitical events reducing global product resupply. The price of U.S. benchmark crude oil, West Texas Intermediate (WTI) at Cushing, Oklahoma, increased to an average of $71.98 per barrel during the first quarter of 2026, from an average of $71.46 per barrel during the first quarter of 2025. The increase in crude oil prices was primarily driven by geopolitical events in the Middle East restricting global crude supply.

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

RESULTS OF OPERATIONS

Unless otherwise indicated, discussion of results for the three months ended March 31, 2026, is based on a comparison with the corresponding period of 2025.

Consolidated Results

A summary of income (loss) before income taxes by business segment with a reconciliation to net income attributable to Phillips 66 follows:

	Millions of Dollars
	Three Months Ended March 31
	2026	2025

Midstream	$591	751
Chemicals	114	113
Refining	208	(937)
Marketing and Specialties	(161)	1,282
Renewable Fuels	(41)	(185)
Corporate and Other	(451)	(376)
Income before income taxes	260	648
Income tax expense	41	122
Net income	219	526
Less: net income attributable to noncontrolling interests	12	39
Net income attributable to Phillips 66	$207	487

Net income attributable to Phillips 66 in the first quarter of 2026 was $207 million, compared with $487 million in the first quarter of 2025. The decrease was primarily due to a before-tax gain of $1 billion associated with the sale of our investment in Coop Mineraloel AG (Coop) recognized in January 2025 in the M&S segment and lower U.S. and international marketing fuel margins, mainly driven by commodity derivative activities. These decreases were partially offset by higher realized refining margins during the first quarter of 2026 and $246 million of accelerated depreciation recorded in the first quarter of 2025 associated with the cessation of fuel production and idling of the Los Angeles Refinery.

The increase in realized refining margins was primarily due to higher market crack spreads and increased feedstock advantage, partially offset by higher Renewable Identification Number (RIN) costs and commodity derivative activities.

See Note 6—Investments, Loans and Long-Term Receivables, in the Notes to Consolidated Financial Statements for additional information regarding the sale of our investment in Coop. See Note 7—Properties, Plants and Equipment, in the Notes to Consolidated Financial Statements for additional information regarding accelerated depreciation. See Note 13—Derivatives and Financial Instruments, in the Notes to Consolidated Financial Statements for additional information on commodity derivative activity.

See the “Segment Results” section for additional information on our segment results.

Statement of Income Analysis

Sales and other operating revenues increased 7% for the three months ended March 31, 2026, primarily due to higher refined petroleum product sales volumes, partially offset by losses from commodity derivative activity. Purchased crude oil and products increased 6% for the three months ended March 31, 2026, primarily due to losses from commodity derivative activity and higher crude oil purchase volumes. See Note 13—Derivatives and Financial Instruments, in the Notes to Consolidated Financial Statements for additional information.

Equity in earnings of affiliates increased 65% for the three months ended March 31, 2026. The increase was primarily due to equity losses from WRB Refining LP (WRB) in the first quarter of 2025, compared to no equity earnings impact from WRB in the first quarter of 2026 after we acquired the remaining 50% equity interest in WRB on October 1, 2025. See Note 2—Business Combinations, in the Notes to Consolidated Financial Statements for further details on the WRB acquisition.

Net gain on dispositions decreased $1 billion for the three months ended March 31, 2026, primarily due to a before-tax gain of $1 billion associated with the sale of our investment in Coop recognized in January 2025 in the M&S segment. See Note 6—Investments, Loans and Long-Term Receivables, in the Notes to Consolidated Financial Statements for additional information regarding the sale of Coop.

Other income increased $148 million for the three months ended March 31, 2026, primarily driven by higher results from trading activities and increased sales of Clean Fuel Production credits.

Operating expenses increased $259 million for the three months ended March 31, 2026, primarily due to our acquisition of WRB in October 2025, partially offset by lower turnaround costs.

Depreciation and amortization decreased 29% for the three months ended March 31, 2026, primarily due to $246 million of accelerated depreciation recorded in the first quarter of 2025 associated with the cessation of fuel production and idling of the Los Angeles Refinery. See Note 7—Properties, Plants and Equipment, in the Notes to Consolidated Financial Statements for additional information.

Interest and debt expense increased 29% for the three months ended March 31, 2026, primarily due to higher average debt balances.

Income tax expense decreased 66% for the three months ended March 31, 2026, primarily due to lower income before income taxes. See Note 20—Income Taxes, in the Notes to Consolidated Financial Statements for information regarding our effective income tax rates.

Net income attributable to noncontrolling interests decreased $27 million for the three months ended March 31, 2026, due to impacts from the gain on sale of DCP Midstream, LP’s (DCP LP’s) equity investment in Gulf Coast Express Pipeline LLC (GCX) recorded in January 2025. See Note 6—Investments, Loans and Long-Term Receivables, in the Notes to Consolidated Financial Statements for additional information.

Segment Results

Midstream

	Three Months Ended March 31
	2026	2025

	Millions of Dollars
Income Before Income Taxes
Transportation	$247	243
NGL	344	508
Total Midstream	$591	751

	Thousands of Barrels Daily
Transportation Volumes
Pipelines*	2,932	2,893
Terminals	3,180	2,938
Operating Statistics
Wellhead Volume (billion cubic feet per day)**	4.4	4.1
NGL production**	446	437
Pipeline Throughput–Y-Grade to Market***†	930	704
NGL fractionated†	980	748
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
† Includes volumes from the Coastal Bend acquisition, effective April 1, 2025. See Note 2—Business Combinations, in the Notes to Consolidated Financial Statements for additional information.

The Midstream segment provides crude oil and refined petroleum product transportation, terminaling and storage services; as well as natural gas and NGL gathering, processing, transportation, fractionation, storage and marketing services. In addition, this segment exports liquefied petroleum gas to global markets.

Results from our Midstream segment decreased $160 million for the three months ended March 31, 2026.

Results from our Transportation business for the three months ended March 31, 2026, were in line with results for the three months ended March 31, 2025.

Results from our NGL business decreased $164 million for the three months ended March 31, 2026, primarily related to a before-tax gain of $68 million recognized in the first quarter of 2025 on the sale of DCP LP’s ownership interest in GCX, as well as lower margins associated with customer recontracting and winter weather impacts.

See the “Executive Overview and Business Environment” section for information on market factors impacting this quarter’s results. See Note 6—Investments, Loans and Long-Term Receivables, in the Notes to Consolidated Financial Statements for additional information regarding the sale of DCP LP’s ownership interest in GCX in 2025.

Chemicals

	Three Months Ended March 31
	2026	2025

	Millions of Dollars

Income Before Income Taxes	$114	113

Millions of Pounds

CPChem Externally Marketed Sales Volumes*	5,708	6,131
* Represents 100% of CPChem’s outside sales of produced petrochemical products, as well as commission sales from equity affiliates.

Olefins and Polyolefins Capacity Utilization (percent)	94%	100

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

Results from the Chemicals segment for the three months ended March 31, 2026, were in line with results for the three months ended March 31, 2025; however, market conditions impacted the Chemicals segment in the 2026 period. The increase in the three months ended March 31, 2026, was primarily due to higher ethylene sales volumes, which were largely offset by reduced margins. The decrease in margins was driven by lower sales prices, partially offset by an inventory adjustment.

See the “Executive Overview and Business Environment” section for information on market factors impacting CPChem’s results.

Refining

	Three Months Ended March 31
	2026	2025

	Millions of Dollars
Income (Loss) Before Income Taxes
Atlantic Basin/Europe	$367	(199)
Gulf Coast	204	(333)
Central Corridor*	(418)	(50)
West Coast	55	(355)
Worldwide	$208	(937)

	Dollars Per Barrel
Income (Loss) Before Income Taxes
Atlantic Basin/Europe	$7.21	(5.15)
Gulf Coast	3.87	(8.95)
Central Corridor*	(6.12)	(1.85)
West Coast	6.41	(16.60)
Worldwide	1.15	(7.53)

Realized Refining Margins**
Atlantic Basin/Europe	$15.62	7.08
Gulf Coast	11.31	4.43
Central Corridor*	4.60	8.29
West Coast	13.12	7.12
Worldwide	10.11	6.81
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

On October 1, 2025, we acquired the remaining 50% ownership interest in WRB from subsidiaries of Cenovus Energy Inc. (Cenovus). See Note 2—Business Combinations, in the Notes to Consolidated Financial Statements for additional information.

In the fourth quarter of 2025, we ceased fuel production at our Los Angeles Refinery and effective in the first quarter of 2026, activities associated with the decommissioning and redevelopment of our idled Los Angeles Refinery site are included in Corporate and Other. See Note 7—Properties, Plants and Equipment, in the Notes to Consolidated Financial Statements for additional information.

	Thousands of Barrels Daily
	Three Months Ended March 31
Operating Statistics	2026	2025
Refining operations*
Atlantic Basin/Europe
Crude oil capacity	554	537
Crude oil processed	531	359
Capacity utilization (percent)	96%	67
Refinery production	570	435
Gulf Coast
Crude oil capacity	541	529
Crude oil processed	530	369
Capacity utilization (percent)	98%	70
Refinery production	595	409
Central Corridor**
Crude oil capacity	793	531
Crude oil processed	734	521
Capacity utilization (percent)	92%	98
Refinery production	765	542
West Coast***
Crude oil capacity	105	244
Crude oil processed	90	228
Capacity utilization (percent)	86%	93
Refinery production	95	236
Worldwide
Crude oil capacity	1,993	1,841
Crude oil processed	1,885	1,477
Capacity utilization (percent)	95%	80
Refinery production	2,025	1,622
* Includes our share of equity affiliates.
** Includes our proportional share of our equity method investment in WRB through September 30, 2025. Beginning on October 1, 2025, 100% of Borger Refinery and Wood River Refinery are included in consolidated results. See Note 2—Business Combinations, in the Notes to Consolidated Financial Statements for additional information.

*** In the fourth quarter 2025, we ceased fuel production and began idling the facilities at our Los Angeles Refinery, and the associated crude oil capacity is excluded from the statistics above beginning on October 1, 2025.

The Refining segment refines crude oil and other feedstocks into petroleum products, such as gasoline and distillates, including aviation fuels, at 10 refineries in the United States and Europe.

Results from our Refining segment increased $1,145 million for the three months ended March 31, 2026. The increase in the three months ended March 31, 2026, was primarily driven by improved realized margins and $246 million of accelerated depreciation recorded in the first quarter of 2025 associated with the cessation of fuel production and idling of the Los Angeles Refinery. The increase in realized margins was primarily due to higher market crack spreads and increased feedstock advantage. These increases are partially offset by higher RIN costs and impacts of commodity derivative activities. See Note 13—Derivatives and Financial Instruments, in the Notes to Consolidated Financial Statements for additional information on commodity derivative activity.

Our worldwide refining crude oil capacity utilization rate was 95% and 80% for the three months ended March 31, 2026, and 2025, respectively. The increase for the three months ended March 31, 2026, was primarily due to lower turnaround activity. See the “Executive Overview and Business Environment” section for information on market factors impacting this quarter’s results.

Marketing and Specialties

	Three Months Ended March 31
	2026	2025

	Millions of Dollars

Income (Loss) Before Income Taxes	$(161)	1,282

	Dollars Per Barrel
Income (Loss) Before Income Taxes
U.S.	$(1.14)	0.67
International	(3.27)	39.88

Realized Marketing Fuel Margins*
U.S.	$(0.47)	1.36
International	(3.53)	4.87
* See the “Non-GAAP Reconciliations” section for a reconciliation of this non-GAAP measure to the most directly comparable GAAP measure, income before income taxes per barrel.

	Dollars Per Gallon
U.S. Average Wholesale Prices*
Gasoline	$2.49	2.50
Distillates	2.92	2.54
* On third-party branded petroleum product sales.

	Thousands of Barrels Daily
Marketing Refined Product Sales
Gasoline	1,217	1,194
Distillates	916	906
Other	49	40
	2,182	2,140

The M&S segment purchases for resale and markets refined products, mainly in the United States and Europe. In addition, this segment includes the manufacturing and marketing of base oils and lubricants.

Results from the M&S segment decreased $1.4 billion for the three months ended March 31, 2026. The decrease was primarily due to a before-tax gain of $1 billion associated with the sale of our investment in Coop recognized in January 2025, as well as lower U.S. and international marketing fuel margins, mainly driven by commodity derivative activities.

See Note 6—Investments, Loans and Long-Term Receivables, in the Notes to Consolidated Financial Statements for additional information regarding the sale of Coop. See Note 13—Derivatives and Financial Instruments, in the Notes to Consolidated Financial Statements for additional information on commodity derivative activity.

See the “Executive Overview and Business Environment” section for information on marketing fuel margins and other market factors impacting this quarter’s results.

Renewable Fuels

	Three Months Ended March 31
	2026	2025

	Millions of Dollars

Loss Before Income Taxes	$(41)	(185)

	Thousands of Barrels Daily
Operating Statistics
Total Renewable Fuels Produced	40	44
Total Renewable Fuel Sales	53	63

Market Indicators
Chicago Board of Trade (CBOT) soybean oil (dollars per pound)	$0.58	0.44
California Low-Carbon Fuel Standard (LCFS) carbon credit (dollars per metric ton)	65.48	66.28
California Air Resource Board (CARB) ultra-low-sulfur diesel (ULSD) - San Francisco (dollars per gallon)	2.93	2.44
Biodiesel Renewable Identification Number (RIN) (dollars per RIN)	1.44	0.79

The Renewable Fuels segment processes renewable feedstocks into renewable products at the Rodeo Complex and at our Humber Refinery. In addition, this segment includes the global activities to procure renewable feedstocks, manage certain regulatory credits and market renewable fuels.

Results from the Renewable Fuels segment increased $144 million for the three months ended March 31, 2026. The increase was primarily due to higher renewable product pricing and credit generation. These increases were partially offset by commodity derivative activities and lower product sales volumes.

See Note 13—Derivatives and Financial Instruments, in the Notes to Consolidated Financial Statements for additional information on commodity derivative activity.

See the “Executive Overview and Business Environment” section for information on market factors impacting this quarter’s results.

Corporate and Other

	Millions of Dollars
	Three Months Ended March 31
	2026	2025
Loss Before Income Taxes
Net interest expense	$(255)	(187)
Corporate overhead and other	(187)	(174)
NOVONIX	(9)	(15)
Total Corporate and Other	$(451)	(376)

Net interest expense consists of interest and financing expense, net of interest income and capitalized interest. Corporate overhead and other includes general and administrative expenses, technology costs, environmental costs associated with sites no longer in operation, restructuring costs related to our business transformation, foreign currency transaction gains and losses and other costs not directly associated with an operating segment. Effective in the first quarter of 2026, activities associated with the decommissioning and redevelopment of our idled Los Angeles Refinery site are also included in corporate overhead and other. Corporate and Other also includes the change in the fair value of our investment in NOVONIX. See Note 14—Fair Value Measurements, in the Notes to Consolidated Financial Statements for additional information regarding our investment in NOVONIX.

Net interest expense increased $68 million for the three months ended March 31, 2026, primarily due to higher average debt balances.

Corporate overhead and other costs increased $13 million for the three months ended March 31, 2026, primarily due to costs associated with the decommissioning and redevelopment of our idled Los Angeles Refinery site and higher employee-related expenses. These were partially offset by lower depreciation expense associated with information technology assets and charges associated with canceled projects, both recorded in the first quarter of 2025.

CAPITAL RESOURCES AND LIQUIDITY

Financial Indicators

	Millions of Dollars, Except as Indicated
	March 31 2026	December 31 2025

Cash and cash equivalents	$5,150	1,116
Short-term debt	8,448	1,038
Total debt	27,124	19,716
Total equity	29,681	30,241
Percent of total debt to capital*	48%	39
Percent of floating-rate debt to total debt	29%	2
* Capital includes total debt and total equity.

To meet our short- and long-term liquidity requirements, we use a variety of funding sources but rely primarily on cash generated from operating activities and debt financing. During the first three months of 2026, we had net debt borrowings of $7.7 billion and increased cash and cash equivalents by $4 billion. We used cash to fund operating activities of $2.3 billion, capital expenditures and investments of $582 million, paid $509 million of dividends to our common stockholders, and repurchased $269 million of our common stock. At this time, we believe that our cash on hand, as well as the sources of liquidity described herein, will be sufficient to fund our obligations over the short- and long-term.

Significant Sources of Capital

Operating Activities
During the first three months of 2026, net cash used in operating activities was $2.3 billion, compared with net cash provided by operating activities of $187 million for the first three months of 2025. The decrease was primarily due to unfavorable working capital impacts, mostly driven by an increase in inventory and higher accounts receivable as well as funding of approximately $3 billion of cash collateral on derivative positions, largely due to a sharp increase in commodity prices during the quarter. These decreases in working capital were partially offset by higher accounts payable.

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

Equity Affiliate Operating Distributions
Our operating cash flows are also impacted by distribution decisions made by our equity affiliates. During the first three months of 2026, cash from operations included aggregate distributions of $166 million from our equity affiliates, while cash from operations during the first three months of 2025 included aggregate distributions of $273 million from our equity affiliates. We cannot control the amount of future dividends from equity affiliates; therefore, future dividend payments by these equity affiliates are not assured.

Term Loan Agreement
On March 18, 2026 (the Term Loan Closing Date), Phillips 66 Company entered into a 364-day, $2.25 billion term loan agreement guaranteed by Phillips 66 (the Term Loan Agreement). The Term Loan Agreement provides for a single borrowing on the Term Loan Closing Date and matures 364 days after the Term Loan Closing Date. The Term Loan Agreement contains customary covenants similar to those contained in our revolving credit agreement, including a maximum consolidated net debt-to-capitalization ratio of 65% as of the last day of each fiscal quarter. The Term Loan Agreement has customary events of default, such as nonpayment of principal when due; nonpayment of interest, fees or other amounts after grace periods; and violation of covenants. We may at any time prepay outstanding borrowings under the Term Loan Agreement, in whole or in part, without premium or penalty. Outstanding borrowings under the Term Loan Agreement bear interest at either: (a) the term Secured Overnight Financing Rate (SOFR) in effect from time to time plus an applicable margin of 1.100%; or (b) the reference rate (as described in the Term Loan Agreement) plus an applicable margin of 0.100%. At March 31, 2026, the entire $2.25 billion was borrowed under the Term Loan Agreement, which matures in March 2027.

Accounts Receivable Securitization
On September 30, 2024, Phillips 66 Company entered into a 364-day, $500 million accounts receivable securitization facility (the Receivables Securitization Facility). Under the Receivables Securitization Facility, Phillips 66 Company sells or contributes on an ongoing basis, certain of its receivables, together with related security and interests in the proceeds thereof, to its wholly owned subsidiary, Phillips 66 Receivables LLC (P66 Receivables), a consolidated and bankruptcy-remote special purpose entity created for the sole purpose of transacting under the Receivables Securitization Facility. During 2025, Phillips 66 Company amended the Receivables Securitization Facility to, among other things, increase the maximum size of the Receivables Securitization Facility to $1.25 billion and extend the term of the facility through September 28, 2026. On March 13, 2026, Phillips 66 Company amended the Receivables Securitization Facility to, among other things, increase the maximum size of the Receivables Securitization Facility from $1.25 billion to $1.75 billion and permit P66 Receivables to request a future increase in the maximum facility size to up to $2.0 billion. Under the amended Receivables Securitization Facility, P66 Receivables may borrow and incur indebtedness from, and/or sell certain accounts receivable in an amount not to exceed $1.75 billion in the aggregate, and will secure its obligations with a pledge of undivided interests in such receivables, together with related security and interests in the proceeds thereof, to PNC Bank, National Association, as Administrative Agent, for the benefit of the secured parties thereunder. Accounts receivable outstanding under the Receivables Securitization Facility accrue interest at an adjusted term SOFR plus the applicable margin. In all instances, Phillips 66 Company retains the servicing of the accounts receivables transferred.

Accounts receivable sold under the Receivables Securitization Facility meet the sale criteria under ASC 860, Transfers and Servicing, and are derecognized from the consolidated balance sheet. P66 Receivables guarantees payment, in full, for accounts receivable sold to the purchasers. For the three months ended March 31, 2026, we sold $264 million of accounts receivable in exchange for a $264 million reduction in our borrowings under the Receivables Securitization Facility, which was recognized as a non-cash financing transaction. For the three months ended March 31, 2025, we sold $130 million of accounts receivables for cash proceeds under the Receivables Securitization Facility. We recognized immaterial charges associated with the transfers of financial assets, which are included as a component within the line item “Selling, general and administrative expense” on our consolidated statement of income, during the three months ended March 31, 2026 and 2025.

Borrowings under the Receivables Securitization Facility are recognized as short-term debt on the consolidated balance sheet. Borrowings are secured by the accounts receivable, held by P66 Receivables, which remain reported as accounts receivable on the consolidated balance sheet. At March 31, 2026, and December 31, 2025, we had outstanding borrowings of $384 million and $200 million, respectively. These borrowings were secured by accounts receivable held by P66 Receivables of $5.4 billion and $4.4 billion as of March 31, 2026, and December 31, 2025, respectively, which are included within the “Accounts and notes receivable” line item on our consolidated balance sheet.

At March 31, 2026, we had utilized $650 million of the $1.75 billion capacity of the Receivables Securitization Facility from $266 million of sold accounts receivable not yet remitted to the Administrative Agent and $384 million of outstanding borrowings. At December 31, 2025, we had utilized $367 million of the $1.25 billion capacity of the Receivables Securitization Facility from $167 million of sold accounts receivable not yet remitted to the Administrative Agent and $200 million of outstanding borrowings.

Accounts Receivable Factoring
In addition to the Receivables Securitization Facility, discussed in Note 9—Debt, the Company maintains other accounts receivable factoring facilities with various financial institutions that enable the Company to sell certain eligible accounts receivable to these financial institutions on a non-recourse basis in which we retain the servicing of the accounts receivable transferred. Sales of accounts receivable under these facilities meet the sale criteria under ASC 860, Transfers and Servicing, and are derecognized from the consolidated balance sheet. Cash receipts from the sale of accounts receivable, received at the time of sale, are classified as cash flows from operating activities. For the three months ended March 31, 2026, we sold $330 million of accounts receivable for cash proceeds under these facilities. We recognized immaterial charges associated with these transfers, which are included as a component within the line item “Selling, general and administrative expense” on our consolidated statement of income for the three months ended March 31, 2026. We had $292 million and $195 million of sold accounts receivable uncollected as of March 31, 2026 and December 31, 2025, respectively, and these amounts were derecognized from our consolidated balance sheet.

Credit Facilities and Commercial Paper

Phillips 66 and Phillips 66 Company
On January 13, 2025, we entered into a $200 million uncommitted credit facility (the 2025 Uncommitted Facility) with Phillips 66 Company as the borrower and Phillips 66 as the guarantor. The 2025 Uncommitted Facility contains covenants and events of default customary for unsecured uncommitted facilities. The 2025 Uncommitted Facility has no commitment fees or compensating balance requirements. Outstanding borrowings under the 2025 Uncommitted Facility bear interest at a rate of either (a) the adjusted term SOFR plus the applicable margin, (b) the adjusted daily simple SOFR plus the applicable margin or (c) the base rate, in each case plus the applicable margin. Each borrowing matures six months from the date of such borrowing. We may at any time prepay outstanding borrowings, in whole or in part, without premium or penalty. On March 26, 2026, Phillips 66 amended the 2025 Uncommitted Facility to increase the capacity by $100 million. At March 31, 2026, the entire $300 million was outstanding, while at December 31, 2025, no borrowings were outstanding under the 2025 Uncommitted Facility.

On June 25, 2024, we entered into a $400 million uncommitted credit facility (the 2024 Uncommitted Facility) with Phillips 66 Company as the borrower and Phillips 66 as the guarantor. The 2024 Uncommitted Facility contains covenants and events of default customary for unsecured uncommitted facilities. The 2024 Uncommitted Facility has no commitment fees or compensating balance requirements. Outstanding borrowings under the 2024 Uncommitted Facility bear interest at a rate of either (a) the adjusted term SOFR, (b) the adjusted daily simple SOFR or (c) the reference rate, in each case plus the applicable margin. Each borrowing matures six months from the date of such borrowing. We may at any time prepay outstanding borrowings, in whole or in part, without premium or penalty. At March 31, 2026, and December 31, 2025, no borrowings were outstanding under the 2024 Uncommitted Facility.

On February 28, 2024, we entered into a new $5 billion revolving credit agreement (the Facility) with Phillips 66 Company as the borrower and Phillips 66 as the guarantor and a scheduled maturity date of February 28, 2029. The Facility replaced our previous $5 billion revolving credit facility dated as of June 23, 2022, with Phillips 66 Company as the borrower and Phillips 66 as the guarantor, and the previous revolving credit facility was terminated. The Facility contains customary covenants similar to the previous revolving credit facility, including a maximum consolidated net debt-to-capitalization ratio of 65% as of the last day of each fiscal quarter. The Facility has customary events of default, such as nonpayment of principal when due; nonpayment of interest, fees or other amounts after grace periods; and violation of covenants. We may at any time prepay outstanding borrowings under the Facility, in whole or in part, without premium or penalty. We have the option to increase the overall capacity to $6 billion, subject to certain conditions. We also have the option to extend the scheduled maturity of the Facility for up to two additional one-year terms, subject to, among other things, the consent of the lenders holding the majority of the commitments and of each lender extending its commitment. Outstanding borrowings under the Facility bear interest at either: (a) the adjusted term SOFR (as described in the Facility) in effect from time to time plus the applicable margin; or (b) the reference rate (as described in the Facility) plus the applicable margin. The pricing levels for the commitment fee and interest-rate margins are determined based on the ratings in effect for our senior unsecured long-term debt from time to time. At March 31, 2026, and December 31, 2025, no amount had been drawn under the Facility.

Phillips 66 also has a $5 billion uncommitted commercial paper program for short-term working capital needs that is supported by the Facility. Commercial paper maturities are contractually limited to less than one year. At March 31, 2026, we had $5 billion borrowings outstanding under this program, while at December 31, 2025, $200 million of commercial paper had been issued under this program.

Total Committed Capacity Available
At March 31, 2026, and December 31, 2025, we had approximately $0.8 billion and $5.7 billion, respectively, of total committed capacity available under the credit facilities described above. At March 31, 2026, and December 31, 2025, we had $6 billion and $6.8 billion of total liquidity, respectively, including cash and cash equivalents and total committed capacity available under credit facilities. Although our total liquidity remained strong, given the uncertainty from geopolitical events in the Middle East during the first quarter of 2026 we shifted to prioritizing cash and cash equivalents over committed capacity available under credit facilities.

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

See Note 6—Investments, Loans and Long-Term Receivables, in the Notes to Consolidated Financial Statements for additional information regarding investment dispositions.

Off-Balance Sheet Arrangements

Lease Residual Value Guarantees
Under the operating lease agreement for our headquarters facility in Houston, Texas, we have the option, at the end of the lease term in September 2030, to request to renew the lease, purchase the facility or assist the lessor in marketing it for resale. This agreement includes a residual value guarantee with a maximum potential future exposure of $404 million at March 31, 2026. In addition, we have residual value guarantees associated with railcar, airplane and truck leases with maximum potential future exposures totaling $176 million. These leases have remaining terms of one to ten years.

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

We are still awaiting a Record of Decision (ROD), which will provide a definitive statement of the selected alternative and any related conditions. The Tribe and affiliated parties may file a new lawsuit in Washington, D.C., challenging the ROD shortly after it is issued. Most recently, the Tribe has appealed the dismissal, but the issuance of the ROD will supersede and effectively moot the appeal.

Dakota Access and ETCO have guaranteed repayment of senior unsecured notes issued by a wholly owned subsidiary of Dakota Access. At March 31, 2026, the aggregate principal amount outstanding of Dakota Access’ senior unsecured notes was $850 million.

In addition, Phillips 66 Partners LP (Phillips 66 Partners), a wholly owned subsidiary of Phillips 66, and its co-venturers in Dakota Access also provided a Contingent Equity Contribution Undertaking (CECU) in conjunction with the notes offering. Under the CECU, the co-venturers may be severally required to make proportionate equity contributions to Dakota Access if there is an unfavorable final judgment in the above-mentioned ongoing litigation. At March 31, 2026, our 25% share of the maximum potential equity contributions under the CECU was approximately $215 million. If the pipeline is required to cease operations, it may have a material adverse effect on our results of operations and cash flows. Should operations cease and Dakota Access and ETCO not have sufficient funds to pay its expenses, we also could be required to support our 25% share of the ongoing expenses, including scheduled interest payments on the notes of approximately $10 million annually, in addition to the potential obligations under the CECU at March 31, 2026.

See Note 6—Investments, Loans and Long-Term Receivables for additional information regarding our investments in Dakota Access and ETCO and Note 11—Guarantees for additional information regarding our guarantees, in the Notes to Consolidated Financial Statements.

Capital Requirements

Capital Expenditures and Investments
For information about our capital expenditures and investments, see the “Capital Spending” section below.

Debt Financing
Our debt balance at March 31, 2026, and December 31, 2025, was $27.1 billion and $19.7 billion, respectively. Our total debt-to-capital ratio was 48% and 39% at March 31, 2026, and December 31, 2025, respectively.

On February 17, 2026, upon maturity, Phillips 66 repaid the remaining $100 million outstanding on its 1.300% Senior Notes due February 2026, with an aggregate principal amount of $500 million.

Acquisition
On April 28, 2026, we acquired the assets and associated infrastructure of the Lindsey Oil Refinery for a purchase price of approximately $115 million, subject to certain closing adjustments including, but not limited to, the purchase of the associated inventory with the assets acquired.

Dividends
On February 11, 2026, our Board of Directors declared a quarterly cash dividend of $1.27 per common share. This dividend was paid on March 4, 2026, to shareholders of record at the close of business on February 25, 2026. On April 17, 2026, our Board of Directors declared a quarterly cash dividend of $1.27 per common share. This dividend is payable on June 1, 2026, to shareholders of record as of the close of business on May 18, 2026.

Share Repurchases
Since July 2012, our Board of Directors has authorized an aggregate of $25 billion of repurchases of our outstanding common stock under our share repurchase program. Our share repurchase authorizations do not expire. Any future share repurchases will be made at the discretion of management and will depend on various factors including our share price, results of operations, financial condition and cash required for future business plans. For the three months ended March 31, 2026, we repurchased 2 million shares at an aggregate cost of approximately $0.3 billion. Since July 2012, we have repurchased 249 million shares under our share repurchase program at an aggregate cost of $23.0 billion. Shares of stock repurchased are held as treasury shares.

Employee Benefit Plan Contributions
During the three months ended March 31, 2026, we contributed $10 million to our U.S. pension and other postretirement benefit plan. We currently expect to make additional contributions of approximately $190 million to our U.S. pension and other postretirement benefit plans and approximately $4 million to our international pension plans during the remainder of 2026.

Capital Spending

	Millions of Dollars
	Three Months Ended March 31
	2026	2025
Capital Expenditures and Investments
Midstream	$343	216
Chemicals	—	—
Refining*	210	176
Marketing and Specialties	9	15
Renewable Fuels	10	9
Corporate and Other**	10	7
Total Capital Expenditures and Investments	$582	423

Selected Equity Affiliates***
CPChem	133	182
WRB*	—	21
	$133	203
* On October 1, 2025, we acquired the remaining 50% equity interest in WRB from Cenovus. As such, 100% of WRB’s capital expenditures and investments for the first quarter of 2026 are included in Refining capital expenditures and investments.

** Includes cost associated with the redevelopment of our idled Los Angeles Refinery site.
*** Our share of joint ventures’ capital spending.

Midstream
During the first three months of 2026, capital spending in our Midstream segment was $343 million and included:

•Sanctioned construction of a new gas processing plant in the Permian and associated supporting infrastructure.
•Gathering and processing projects to further align our wellhead-to-market strategy.
•Spending associated with other reliability and maintenance projects in our Transportation and NGL businesses.

Chemicals
During the first three months of 2026, on a 100% basis, CPChem’s capital expenditures and investments were $266 million. Capital spending was primarily for the development of petrochemical projects on the U.S. Gulf Coast and in the Middle East, as well as sustaining, debottlenecking and optimization projects on existing assets. CPChem’s capital program was self-funded, and we expect CPChem to continue self-funding its capital program for the remainder of 2026.

Refining
Capital spending for the Refining segment during the first three months of 2026 was $210 million. Major capital activities included spend to improve reliability at our refineries and installation of facilities to improve market capture, product value and utilization.

Marketing and Specialties
Capital spending for the M&S segment during the first three months of 2026 was $9 million, primarily for the continued development and enhancement of retail sites in the United Kingdom and marketing-related information technology enhancements.

Renewable Fuels
Capital spending for the Renewable Fuels segment during the first three months of 2026 was $10 million. The capital spending was focused on product mix optimization, logistics and improving feed flexibility on existing assets.

Corporate and Other
Capital spending for Corporate and Other during the first three months of 2026 was $10 million, primarily related to redevelopment costs for the idled Los Angeles Refinery site, as well as information technology.

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

Propel Fuels Litigation
In late 2017, as part of Phillips 66 Company’s evaluation of various opportunities in the renewable fuels business, Phillips 66 Company engaged with Propel Fuels, Inc. (Propel Fuels), a California company that distributes E85 and other alternative fuels through fueling kiosks. Ultimately, the parties were not able to reach an agreement, and negotiations were terminated in August 2018. On February 17, 2022, Propel Fuels filed a lawsuit in the Superior Court of California, County of Alameda (the Propel Court), alleging that Phillips 66 Company misappropriated trade secrets related to Propel Fuels’ renewable fuels business during and after due diligence. On October 16, 2024, a jury returned a verdict against Phillips 66 Company for $604.9 million in compensatory damages and issued a willfulness finding. Based on the willfulness finding, Propel Fuels asked the Propel Court to award $1.2 billion in exemplary damages, and Phillips 66 Company filed a brief in opposition to that request. A hearing on exemplary damages was held on March 4, 2025, and the Propel Court awarded Propel Fuels $195 million in exemplary damages on July 30, 2025. On August 5, 2025, the Propel Court entered a final judgment against Phillips 66 Company in the amount of $833 million. The judgment includes the $604.9 million jury verdict, $195 million of exemplary damages, and $33.3 million of pre-judgment interest at 7%. From the date of final judgment, post-judgment interest of 10% is accruing, which is included within the “Selling, general and administrative expenses” line on our consolidated statement of income and reported in the M&S segment. On August 25, 2025, Phillips 66 Company filed three post-trial motions requesting that the Propel Court render judgment in favor of Phillips 66 Company, grant a new trial, and/or reduce the damages award. On October 20, 2025, the Propel Court denied Phillips 66 Company’s motions. On November 14, 2025, Phillips 66 Company filed its Notice of Appeal, which has been assigned to Division Two of the First District Court of Appeal. Phillips 66 Company intends to file its opening appellate brief in accordance with the applicable appellate deadlines and any extensions thereto. Separately, on October 24, 2025, Propel Fuels filed additional motions with the Propel Court seeking attorney’s fees and costs. Phillips 66 Company filed its opposition to that request on January 13, 2026. The Propel Court heard argument on the motions on February 10, 2026, and took the motions under submission. Phillips 66 Company denies any wrongdoing and intends to vigorously defend its position.

The accrued amounts totaling $887 million and $867 million as of March 31, 2026 and December 31, 2025, respectively, are reflected as “Other liabilities and deferred credits” on our consolidated balance sheet. However, it is reasonably possible that the estimate of the loss could change based on the progression of the case, including the appeals process. If information were to become available that would allow us to reasonably estimate a range of potential exposure in an amount higher or lower than the amount already accrued, we would adjust our accrued liabilities accordingly. While Phillips 66 Company believes the jury verdict is not legally or factually supported, there can be no assurances that such defense efforts will be successful. Until the final resolution of this matter, we may be exposed to losses in excess of the amount recorded, and such amounts may have a material adverse effect on our financial position.

Environmental
Like other companies in our industry, we are subject to numerous international, federal, state and local environmental laws and regulations. For a discussion of the most significant international and federal environmental laws and regulations to which we are subject, see the “Environmental” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2025 Annual Report on Form 10-K.

We can fulfill our obligation under the Renewable Fuel Standard (RFS) through blending renewable fuels into the motor fuels we produce, producing renewable fuels at the Rodeo Complex, or through purchasing RINs on the open market. For the three months ended March 31, 2026, we incurred expenses of $159 million associated with our obligation to purchase RINs in the open market to comply with the RFS for our wholly owned refineries. These expenses are included within the “Purchased crude oil and products” line item on our consolidated statement of income. For the three months ended March 31, 2025, we primarily fulfilled our obligation under RFS through blending renewable fuels into the motor fuels we produced or by renewable fuels produced at the Rodeo Complex and incurred no expenses to purchase RINs in the open market to comply with RFS for our wholly owned refineries. Prior to the acquisition of WRB in October 2025, our jointly owned refineries also incurred expenses associated with the purchase of RINs in the open market, of which our share was $74 million for the three months ended March 31, 2025. These expenses are included within the “Equity in earnings of affiliates” line item on our consolidated statement of income. The amount of these expenses and fluctuations between periods is primarily driven by the market price of RINs, refinery and renewable fuels production, blending activities and renewable volume obligation requirements.

We occasionally receive requests for information or notices of potential liability from the Environmental Protection Agency (EPA) and state environmental agencies alleging that we are a potentially responsible party under the Federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or an equivalent state statute. On occasion, we also have been made a party to cost recovery litigation by those agencies or by private parties. These requests, notices and lawsuits assert potential liability for remediation costs at various sites that typically are not owned by us, but allegedly contain wastes attributable to our past operations. At December 31, 2025, we reported that we had been notified of potential liability under CERCLA and comparable state laws at 17 sites within the United States and Puerto Rico. There were no changes reported during the first quarter of 2026, thus, leaving 17 unresolved sites with potential liability at March 31, 2026.

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

For examples of legislation and regulation or precursors for possible regulation that do or could affect our operations, see the “Climate Change” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2025 Annual Report on Form 10-K.

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

GUARANTOR FINANCIAL INFORMATION

We have various cross guarantees between Phillips 66 and its wholly owned subsidiary Phillips 66 Company (together, the Obligor Group) with respect to publicly held debt securities. Phillips 66 conducts substantially all of its operations through subsidiaries, including Phillips 66 Company, and those subsidiaries generate substantially all of its operating income and cash flow. Phillips 66 has fully and unconditionally guaranteed the payment obligations of Phillips 66 Company with respect to its publicly held debt securities. In addition, Phillips 66 Company has fully and unconditionally guaranteed the payment obligations of Phillips 66 with respect to its publicly held debt securities. All guarantees are full and unconditional. At March 31, 2026, $15.9 billion of publicly held debt securities has been guaranteed by the Obligor Group.

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

The summarized results of operations for the three months ended March 31, 2026, and the summarized financial position at March 31, 2026, and December 31, 2025, for the Obligor Group on a combined basis were:

Summarized Combined Statement of Loss	Millions of Dollars
Three Months Ended March 31, 2026
Sales and other operating revenues	$24,081
Revenues and other income—non-guarantor subsidiaries	6,798
Purchased crude oil and products—third parties	17,204
Purchased crude oil and products—related parties	545
Purchased crude oil and products—non-guarantor subsidiaries	11,646
Loss before income taxes	(384)
Net loss	(280)

Summarized Combined Balance Sheet	Millions of Dollars
	March 31 2026	December 31 2025
Accounts and notes receivable—third parties	$1,832	1,348
Accounts and notes receivable—related parties	324	254
Due from non-guarantor subsidiaries, current	4,565	3,825
Total current assets	17,085	9,676
Investments and long-term receivables	8,579	8,502
Net properties, plants and equipment	10,894	10,964
Goodwill	906	906
Due from non-guarantor subsidiaries, noncurrent	760	548
Other assets associated with non-guarantor subsidiaries	934	1,015
Total noncurrent assets	24,836	24,575
Total assets	41,921	34,251

Due to non-guarantor subsidiaries, current	$6,391	5,892
Total current liabilities	23,394	13,788
Long-term debt	15,467	15,465
Due to non-guarantor subsidiaries, noncurrent	9,785	10,859
Total noncurrent liabilities	32,231	33,243
Total liabilities	55,625	47,031
Total equity	(13,704)	(12,780)
Total liabilities and equity	41,921	34,251

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

	Millions of Dollars, Except as Indicated
Realized Refining Margins	Atlantic Basin/ Europe	Gulf Coast	Central Corridor	†	West Coast	Worldwide

Three Months Ended March 31, 2026
Income (loss) before income taxes	$367	204	(418)		55	208
Plus:
Taxes other than income taxes	20	29	42		15	106
Depreciation, amortization and impairments	59	66	76		16	217
Selling, general and administrative expenses	9	1	39		3	52
Operating expenses	308	298	574		49	1,229
Other segment (income) expense, net	9	—	3		(23)	(11)
Proportional share of refining gross margins contributed by equity affiliates	26	—	—		—	26
Realized refining margins	$798	598	316		115	1,827

Total processed inputs (thousands of barrels)	50,907	52,864	68,400		8,630	180,801

Income (loss) before income taxes per barrel (dollars per barrel)**	$7.21	3.87	(6.12)		6.41	1.15
Realized refining margins (dollars per barrel)***	15.62	11.31	4.60		13.12	10.11

Three Months Ended March 31, 2025
Loss before income taxes	$(199)	(333)	(50)		(355)	(937)
Plus:
Taxes other than income taxes	22	35	26		27	110
Depreciation, amortization and impairments	56	72	41		288	457
Selling, general and administrative expenses	6	9	23		8	46
Operating expenses	373	381	148		172	1,074
Equity in losses of affiliates	2	—	103		—	105
Other segment (income) expense, net	(6)	1	(12)		12	(5)
Proportional share of refining gross margins contributed by equity affiliates	21	—	120		—	141
Realized refining margins	$275	165	399		152	991

Total processed inputs (thousands of barrels)	38,716	37,206	27,169		21,362	124,453
Adjusted total processed inputs (thousands of barrels)*†	38,716	37,206	48,275		21,362	145,559

Loss before income taxes per barrel (dollars per barrel)**	$(5.15)	(8.95)	(1.85)		(16.60)	(7.53)
Realized refining margins (dollars per barrel)***	7.08	4.43	8.29		7.12	6.81
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
† Includes our proportional share of our equity method investment in WRB through September 30, 2025. Beginning on October 1, 2025, 100% of Borger Refinery and Wood River Refinery are included in consolidated results. Refer to Note 2—Business Combinations, in the Notes to Consolidated Financial Statements for additional information.

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

	Millions of Dollars, Except as Indicated
	Three Months Ended March 31, 2026		Three Months Ended March 31, 2025
	U.S.	International	U.S.	International
Realized Marketing Fuel Margins
Income (loss) before income taxes	$(200)	(69)	111	1,117
Plus:
Depreciation and amortization	12	2	13	2
Selling, general and administrative expenses	229	9	203	65
Equity in earnings of affiliates	(9)	(17)	(7)	(8)
Other operating revenues*	(122)	(1)	(105)	(12)
Other expense, net	7	1	9	3
Special items:
Net gain on asset disposition	—	—	—	(1,017)
Marketing margins	(83)	(75)	224	150
Less: margin for nonfuel related sales	—	—	—	14
Realized marketing fuel margins	$(83)	(75)	224	136

Total fuel sales volumes (thousands of barrels)	175,331	21,090	164,499	28,011

Income (loss) before income taxes per barrel (dollars per barrel)	$(1.14)	(3.27)	0.67	39.88
Realized marketing fuel margins (dollars per barrel)**	(0.47)	(3.53)	1.36	4.87
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
•Domestic and international economic and political developments including war and armed hostilities, instability in the financial services and banking sector, excess inflation, expropriation of assets and changes in fiscal policy, including interest rates.
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
•The factors generally described in Item 1A.—Risk Factors in our 2025 Annual Report on Form 10-K.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our interest rate risk at March 31, 2026, did not differ materially from the risks disclosed under Item 7A of our 2025 Annual Report on Form 10-K. See Note 9—Debt for information related to debt.

We are exposed to market risks produced by changes in commodities, such as crude oil, refined petroleum products, NGL, natural gas, renewable feedstocks and renewable fuels, and electric power. We use financial and commodity-based derivative contracts as economic hedges to manage exposures to fluctuation in commodity prices. These derivatives are marked-to-market at the end of the period and reflected in current period earnings; however, the associated physical positions are valued on the balance sheet using last-in, first-out (LIFO) accounting rules. This could create a timing difference in earnings recognition that is expected to unwind in future periods.

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

As a result of the elevated commodity price volatility driven by ongoing conflict in the Middle East, the VaR using Monte Carlo simulation with a 95% confidence level and a one-day holding period for derivative commodity instruments issued or held at March 31, 2026, increased compared with those instruments held at December 31, 2025. A hypothetical 10% increase in the market prices of commodities for our outstanding financial commodity derivative instruments as of March 31, 2026, would reduce the income before income taxes by approximately $647 million, and a hypothetical 10% decrease in the market prices of commodities would increase the income before income taxes by approximately $647 million. We remain at risk for possible changes in the market value of commodity derivative instruments; however, such risk could be mitigated by price changes in the underlying physical commodity. Effects of these offsets are not reflected in the above sensitivity analysis. We evaluate our portfolio of commodity derivative instruments on an ongoing basis and add or revise strategies in anticipation of and reaction to changes in market conditions and in risk profiles. Changes to our portfolio after March 31, 2026, would cause future income before income tax impacts to differ from those presented above.

For additional information about our use of derivative instruments, see Note 13—Derivatives and Financial Instruments, in the Notes to Consolidated Financial Statements.

Item 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file or submit under the Act, is recorded, processed, summarized and reported within the time periods specified in U.S. Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. As of March 31, 2026, with the participation of management, our Chairman and Chief Executive Officer and our Executive Vice President and Chief Financial Officer carried out an evaluation, pursuant to Rule 13a-15(b) of the Act, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our Chairman and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of March 31, 2026.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, in the quarterly period ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

From time to time, we may be involved in litigation and claims arising out of our operations in the normal course of business. Additionally, we have elected a $1 million threshold to disclose certain proceedings arising under federal, state or local environmental laws when a governmental authority is a party to the proceedings. Except as previously reported, we do not believe we are subject to any matters, individually or in the aggregate, that would have a material adverse effect on our business, financial condition, results of operations or cash flows. During the first quarter of 2026, there were no new matters and two material developments with respect to matters previously reported.

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

Matters Previously Reported (unresolved or resolved since the 2025 Annual Report on Form 10-K)
As described further in the “Legal Proceedings” section of Note 12—Contingencies and Commitments, in the Notes to Consolidated Financial Statements, on February 17, 2022, Propel Fuels, Inc. (Propel Fuels) filed a lawsuit in the Superior Court of California, County of Alameda (the Propel Court), alleging that Phillips 66 Company misappropriated trade secrets related to Propel Fuels’ renewable fuels business during and after due diligence. On October 16, 2024, a jury returned a verdict against Phillips 66 Company for $604.9 million in compensatory damages and issued a willfulness finding. Based on the willfulness finding, Propel Fuels asked the Propel Court to award $1.2 billion in exemplary damages, and Phillips 66 Company filed a brief in opposition to that request. A hearing on exemplary damages was held on March 4, 2025, and the Propel Court awarded Propel Fuels $195 million in exemplary damages on July 30, 2025. On August 5, 2025, the Propel Court entered a final judgment against Phillips 66 Company in the amount of $833 million. The judgment includes the $604.9 million jury verdict, $195 million of exemplary damages, and $33.3 million of pre-judgment interest at 7%. From the date of final judgment, post-judgment interest of 10% is accruing. On August 25, 2025, Phillips 66 Company filed three post-trial motions requesting that the Propel Court render judgment in favor of Phillips 66 Company, grant a new trial, and/or reduce the damages award. On October 20, 2025, the Propel Court denied Phillips 66 Company’s motions. On November 14, 2025, Phillips 66 Company filed its Notice of Appeal, which has been assigned to Division Two of the First District Court of Appeal. Phillips 66 Company intends to file its opening appellate brief in accordance with the applicable appellate deadlines and any extensions thereto. Separately, on October 24, 2025, Propel Fuels filed additional motions with the Propel Court seeking attorney’s fees and costs. Phillips 66 Company filed its opposition to that request on January 13, 2026. The Propel Court heard argument on the motions on February 10, 2026, and took the motions under submission. Phillips 66 Company denies any wrongdoing and intends to vigorously defend its position. While Phillips 66 Company believes the jury verdict is not legally or factually supported, there can be no assurances that such defense efforts will be successful. Until the final resolution of this matter, we may be exposed to losses in excess of the amount recorded, and such amounts may have a material adverse effect on our financial position.

Dakota Access, LLC (Dakota Access) and Energy Transfer Crude Oil Company, LLC (ETCO)
See the “Dakota Access, LLC (Dakota Access) and Energy Transfer Crude Oil Company, LLC (ETCO)” section of Note 6—Investments, Loans and Long-Term Receivables and Note 12—Contingencies and Commitments, in the Notes to Consolidated Financial Statements for additional information regarding Legal Proceedings and other regulatory actions.

Item 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in Item 1A of our 2025 Annual Report on Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

				Millions of Dollars
Period	Total Number of Shares Purchased*	Average Price Paid per Share**	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs***	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2026	655,144	$141.63	655,144	$2,214
February 1-28, 2026	532,936	155.91	532,936	2,131
March 1-31, 2026	545,993	175.01	545,993	2,035
Total	1,734,073	$156.53	1,734,073
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

Item 5. OTHER INFORMATION

Insider Trading Arrangements

On March 17, 2026, Vanessa A. Sutherland, Executive Vice President, Government Affairs, General Counsel and Corporate Secretary, adopted a trading plan intended to satisfy Rule 10b5-1(c) under the Act, providing for the sale of up to 9,003 shares of our common stock between June 18, 2026 and June 17, 2027.

Item 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.

3.1	Amended and Restated Certificate of Incorporation of Phillips 66.	8-K	3.1	05/01/2012	001-35349

3.2	Amended and Restated By-Laws of Phillips 66.	8-K	3.1	12/09/2022	001-35349

10.1	Term Loan Credit Agreement dated as of March 18, 2026, among Phillips 66 Company, as borrower, Phillips 66, as guarantor, the lenders party thereto, and Mizuho Bank, Ltd., as administrative agent.	8-K	10.1	03/18/2026	001-35349

10.2	Fourth Amendment to Receivables Purchase and Financing Agreement dated as of March 13, 2026, among Phillips 66 Receivables LLC, the persons from time to time party thereto as purchaser/lenders, PNC Bank, National Association, as Administrative Agent, Phillips 66 Company, as servicer, and PNC Capital Markets LLC, as structuring agent.	8-K	10.2	03/18/2026	001-35349

22*	List of Guarantor Subsidiaries.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32**	Certifications pursuant to 18 U.S.C. Section 1350.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Schema Document.

101.CAL*	Inline XBRL Calculation Linkbase Document.

101.LAB*	Inline XBRL Labels Linkbase Document.

101.PRE*	Inline XBRL Presentation Linkbase Document.

101.DEF*	Inline XBRL Definition Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHILLIPS 66

/s/ Ann M. Kluppel
Ann M. Kluppel Senior Vice President and Controller (Chief Accounting and Duly Authorized Officer)

Date: April 29, 2026