Form 10-Q
period 2026-06-30
Phillips 66
filed 2026-08-05
CIK 1534701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2026

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	001-35349

Phillips 66
(Exact name of registrant as specified in its charter)

Delaware	45-3779385
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The registrant had 399,020,916 shares of common stock, $0.01 par value, outstanding as of June 30, 2026.

PHILLIPS 66

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Consolidated Statement of Income	Phillips 66

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
Revenues and Other Income
Sales and other operating revenues	$51,004	33,323	83,544	63,753
Equity in earnings of affiliates	635	153	887	306
Net gain (loss) on dispositions	117	(93)	123	994
Other income	288	139	492	195
Total Revenues and Other Income	52,044	33,522	85,046	65,248

Costs and Expenses
Purchased crude oil and products	43,664	29,077	72,880	56,737
Operating expenses	1,810	1,440	3,691	3,062
Selling, general and administrative expenses	538	582	1,075	1,101
Depreciation and amortization	585	816	1,143	1,607
Impairments	9	4	17	30
Taxes other than income taxes	127	218	361	451
Accretion on discounted liabilities	13	10	25	22
Interest and debt expense	314	264	600	485
Foreign currency transaction (gains) losses	13	(9)	23	(15)
Total Costs and Expenses	47,073	32,402	79,815	63,480
Income before income taxes	4,971	1,120	5,231	1,768
Income tax expense	1,092	212	1,133	334
Net Income	3,879	908	4,098	1,434
Less: net income attributable to noncontrolling interests	32	31	44	70
Net Income Attributable to Phillips 66	$3,847	877	4,054	1,364

Net Income Attributable to Phillips 66 Per Share of Common Stock (dollars)
Basic	$9.59	2.15	10.09	3.33
Diluted	9.55	2.15	10.05	3.32

Weighted-Average Common Shares Outstanding (thousands)
Basic	400,954	406,763	401,493	407,966
Diluted	402,618	407,929	403,472	409,448
See Notes to Consolidated Financial Statements.

Consolidated Statement of Comprehensive Income	Phillips 66

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025

Net Income	$3,879	908	4,098	1,434
Other comprehensive income (loss)
Defined benefit plans
Amortization of net actuarial loss and settlements	2	4	6	9
Plans sponsored by equity affiliates	1	1	3	3
Income taxes on defined benefit plans	(1)	(2)	(2)	(3)
Defined benefit plans, net of income taxes	2	3	7	9
Foreign currency translation adjustments	(28)	196	(97)	286
Income taxes on foreign currency translation adjustments	1	(4)	1	(6)
Foreign currency translation adjustments, net of income taxes	(27)	192	(96)	280
Other Comprehensive Income (Loss), Net of Income Taxes	(25)	195	(89)	289
Comprehensive Income	3,854	1,103	4,009	1,723
Less: comprehensive income attributable to noncontrolling interests	32	31	44	70
Comprehensive Income Attributable to Phillips 66	$3,822	1,072	3,965	1,653
See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet	Phillips 66

	Millions of Dollars
	June 30 2026	December 31 2025
Assets
Cash and cash equivalents	$4,099	1,116
Accounts and notes receivable (net of allowances of $66 million in 2026 and $68 million in 2025)	11,052	9,158
Accounts and notes receivable—related parties	665	613
Inventories	5,922	5,097
Prepaid expenses and other current assets	2,483	1,287
Total Current Assets	24,221	17,271
Investments and long-term receivables	12,347	11,905
Net properties, plants and equipment	39,649	39,097
Goodwill	1,433	1,433
Intangibles	955	978
Other assets	3,205	2,996
Total Assets	$81,810	73,680

Liabilities
Accounts payable	$11,643	8,581
Accounts payable—related parties	406	286
Short-term debt	1,797	1,038
Accrued income and other taxes	2,012	1,362
Employee benefit obligations	497	680
Other accruals	1,999	1,379
Total Current Liabilities	18,354	13,326
Long-term debt	18,768	18,678
Asset retirement obligations and accrued environmental costs	1,082	1,022
Deferred income taxes	7,448	7,308
Employee benefit obligations	592	573
Other liabilities and deferred credits	2,863	2,532
Total Liabilities	49,107	43,439

Equity
Common stock (2,500,000,000 shares authorized at $0.01 par value) Issued (2026—661,175,772 shares; 2025—659,391,484 shares)
Par value	7	7
Capital in excess of par	20,063	19,948
Treasury stock (at cost: 2026—262,154,856 shares; 2025—258,252,603 shares)	(24,578)	(23,934)
Retained earnings	36,270	33,239
Accumulated other comprehensive loss	(256)	(167)
Total Stockholders’ Equity	31,506	29,093
Noncontrolling interests	1,197	1,148
Total Equity	32,703	30,241
Total Liabilities and Equity	$81,810	73,680
See Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows	Phillips 66

	Millions of Dollars
	Six Months Ended June 30
	2026	2025
Cash Flows From Operating Activities
Net income	$4,098	1,434
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,143	1,607
Impairments	17	30
Accretion on discounted liabilities	25	22
Deferred income taxes	133	(181)
Undistributed equity earnings	(600)	195
Net gain on dispositions	(123)	(994)
Unrealized investment loss	17	14
Other	306	52
Working capital adjustments
Accounts and notes receivable	(2,184)	(843)
Inventories	(858)	(1,607)
Prepaid expenses and other current assets	(1,199)	(426)
Accounts payable	3,159	1,075
Taxes and other accruals	1,061	654
Net Cash Provided by Operating Activities	4,995	1,032

Cash Flows From Investing Activities
Capital expenditures and investments	(1,308)	(1,010)
Acquisitions, net of cash acquired	(179)	(2,220)
Return of investments in equity affiliates	41	43
Proceeds from asset dispositions	71	2,031
Other	31	13
Net Cash Used in Investing Activities	(1,344)	(1,143)

Cash Flows From Financing Activities
Issuance of debt	6,889	3,499
Repayment of debt	(5,901)	(2,375)
Issuance of common stock	101	25
Repurchase of common stock	(648)	(666)
Dividends paid on common stock	(1,017)	(956)
Distributions to noncontrolling interests	(46)	(95)
Contributions from noncontrolling interests	51	106
Other	(56)	(61)
Net Cash Used in Financing Activities	(627)	(523)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(41)	40

Net Change in Cash and Cash Equivalents, including cash classified within Assets held for sale	2,983	(594)
Cash and cash equivalents at beginning of period	1,116	1,738
Cash and Cash Equivalents at End of Period, including cash classified within Assets held for sale	$4,099	1,144

	Millions of Dollars
	Six Months Ended June 30
	2026	2025
Reconciliation of Cash and Cash Equivalents at end of period
Cash and cash equivalents	$4,099	1,052
Cash and cash equivalents included in Assets held for sale	—	92
Cash and cash equivalents at end of period, including cash classified within Assets held for sale	$4,099	1,144
See Notes to Consolidated Financial Statements.

Consolidated Statement of Changes in Equity	Phillips 66

	Millions of Dollars
	Three Months Ended June 30
	Attributable to Phillips 66
	Common Stock
	Par Value	Capital in Excess of Par	Treasury Stock	Retained Earnings	Accum. Other Comprehensive Loss	Noncontrolling Interests	Total

March 31, 2026	$7	20,021	(24,203)	32,934	(231)	1,153	29,681
Net income	—	—	—	3,847	—	32	3,879
Other comprehensive loss	—	—	—	—	(25)	—	(25)
Dividends paid on common stock ($1.27 per share)	—	—	—	(508)	—	—	(508)
Repurchase of common stock	—	—	(375)	—	—	—	(375)
Distributions to noncontrolling interests	—	—	—	—	—	(24)	(24)
Contributions from noncontrolling interests	—	—	—	—	—	36	36
Benefit plan activity	—	42	—	(3)	—	—	39
June 30, 2026	$7	20,063	(24,578)	36,270	(256)	1,197	32,703

March 31, 2025	$7	19,789	(22,995)	30,785	(313)	1,080	28,353
Net income	—	—	—	877	—	31	908
Other comprehensive income	—	—	—	—	195	—	195
Dividends paid on common stock ($1.20 per share)	—	—	—	(487)	—	—	(487)
Repurchase of common stock	—	—	(395)	—	—	—	(395)
Distributions to noncontrolling interests	—	—	—	—	—	(81)	(81)
Contributions from noncontrolling interests	—	—	—	—	—	106	106
Benefit plan activity	—	31	—	(3)	—	—	28
June 30, 2025	$7	19,820	(23,390)	31,172	(118)	1,136	28,627

	Shares
	Three Months Ended June 30
	Common Stock Issued	Treasury Stock

March 31, 2026	660,921,696	259,986,676
Repurchase of common stock	—	2,168,180
Shares issued—share-based compensation	254,076	—
June 30, 2026	661,175,772	262,154,856

March 31, 2025	658,173,402	250,591,516
Repurchase of common stock	—	3,545,412
Shares issued—share-based compensation	87,791	—
June 30, 2025	658,261,193	254,136,928
See Notes to Consolidated Financial Statements.

	Millions of Dollars
	Six Months Ended June 30
	Attributable to Phillips 66
	Common Stock
	Par Value	Capital in Excess of Par	Treasury Stock	Retained Earnings	Accum. Other Comprehensive Loss	Noncontrolling Interests	Total

December 31, 2025	$7	19,948	(23,934)	33,239	(167)	1,148	30,241
Net income	—	—	—	4,054	—	44	4,098
Other comprehensive loss	—	—	—	—	(89)	—	(89)
Dividends paid on common stock ($2.54 per share)	—	—	—	(1,017)	—	—	(1,017)
Repurchase of common stock	—	—	(644)	—	—	—	(644)
Distributions to noncontrolling interests	—	—	—	—	—	(46)	(46)
Contributions from noncontrolling interests	—	—	—	—	—	51	51
Benefit plan activity	—	115	—	(6)	—	—	109
June 30, 2026	$7	20,063	(24,578)	36,270	(256)	1,197	32,703

December 31, 2024	$7	19,788	(22,751)	30,771	(407)	1,055	28,463
Net income	—	—	—	1,364	—	70	1,434
Other comprehensive income	—	—	—	—	289	—	289
Dividends paid on common stock ($2.35 per share)	—	—	—	(956)	—	—	(956)
Repurchase of common stock	—	—	(639)	—	—	—	(639)
Distributions to noncontrolling interests	—	—	—	—	—	(95)	(95)
Contributions from noncontrolling interests	—	—	—	—	—	106	106
Benefit plan activity	—	32	—	(7)	—	—	25
June 30, 2025	$7	19,820	(23,390)	31,172	(118)	1,136	28,627

	Shares
	Six Months Ended June 30
	Common Stock Issued	Treasury Stock

December 31, 2025	659,391,484	258,252,603
Repurchase of common stock	—	3,902,253
Shares issued—share-based compensation	1,784,288	—
June 30, 2026	661,175,772	262,154,856

December 31, 2024	656,987,861	248,594,923
Repurchase of common stock	—	5,542,005
Shares issued—share-based compensation	1,273,332	—
June 30, 2025	658,261,193	254,136,928
See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements	Phillips 66

Note 1—Interim Financial Information

The unaudited interim financial information presented in the financial statements included in this report is prepared in accordance with generally accepted accounting principles in the United States (GAAP) and includes all known accruals and adjustments necessary, in the opinion of management, for a fair presentation of the consolidated financial position of Phillips 66 and its results of operations and cash flows for the periods presented. Unless otherwise specified, all such adjustments are of a normal and recurring nature. Certain notes and other information have been condensed or omitted from the interim financial statements included in this report. Therefore, these interim financial statements should be read in conjunction with the consolidated financial statements and notes included in our 2025 Annual Report on Form 10-K. The results of operations for the three and six months ended June 30, 2026, are not necessarily indicative of the results expected for the full year.

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

We accounted for this acquisition as a business combination and provisionally recorded $2,771 million of properties, plants, and equipment (PP&E); $1,200 million of inventory; $54 million of other long-term assets; $9 million of intangibles; $450 million of short-term debt assumed at acquisition and also fully repaid on October 1, 2025; $87 million of net working capital deficit (excluding inventory and short-term debt); $34 million of asset retirement obligations (AROs) and accrued environmental costs; $21 million of other long-term liabilities; and $5 million of deferred income tax liabilities. The fair values of the assets acquired and liabilities assumed are preliminary and subject to change until we finalize the accounting for this acquisition. See Note 14—Fair Value Measurements for additional information on the determination of fair value.

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

Note 3—Sales and Other Operating Revenues

Disaggregated Revenues
The following tables present our disaggregated sales and other operating revenues:

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
Product Line and Services
Refined petroleum products and renewable fuels	$36,976	24,211	61,854	46,460
Crude oil resales	8,262	4,151	12,586	7,253
Natural gas liquids and natural gas	4,650	4,076	9,191	8,582
Services and other*	1,116	885	(87)	1,458
Consolidated sales and other operating revenues	$51,004	33,323	83,544	63,753

Geographic Location**
United States	$41,216	26,022	67,006	50,181
United Kingdom	5,842	3,389	9,616	6,351
Germany	806	1,309	1,515	2,527
Other countries	3,140	2,603	5,407	4,694
Consolidated sales and other operating revenues	$51,004	33,323	83,544	63,753
* Includes economic hedging losses associated with derivatives-related activities. See Note 13—Derivatives and Financial Instruments, for additional information.
** Sales and other operating revenues are attributable to countries based on the location of the operations generating the revenues.

Contract-Related Assets and Liabilities
At June 30, 2026, and December 31, 2025, receivables from contracts with customers were $9.7 billion and $7.8 billion, respectively. Significant noncustomer balances, such as buy/sell receivables and excise tax receivables, were excluded from these amounts.

Our contract-related assets also include payments we make to our marketing customers related to incentive programs. An incentive payment is initially recognized as an asset and subsequently amortized as a reduction to revenue over the contract term, which generally ranges from 5 to 15 years. At June 30, 2026, and December 31, 2025, our asset balances related to such payments were $899 million and $820 million, respectively.

Our contract liabilities primarily represent advances from our customers prior to product or service delivery. At June 30, 2026, and December 31, 2025, contract liabilities were $174 million and $198 million, respectively.

Remaining Performance Obligations
Most of our contracts with customers are spot contracts or term contracts with only variable consideration. We do not disclose remaining performance obligations for these contracts as the expected duration is one year or less or because the variable consideration has been allocated entirely to an unsatisfied performance obligation. We also have certain contracts in our Midstream segment that include minimum volume commitments with fixed pricing. At June 30, 2026, the remaining performance obligations related to these minimum volume commitment contracts amounted to $761 million. This amount excludes variable consideration and estimates of variable rate escalation clauses in our contracts with customers and is expected to be recognized through 2036, with a weighted average remaining life of four years as of June 30, 2026.

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

At June 30, 2026, and December 31, 2025, we reported $11,717 million and $9,771 million of accounts and notes receivable, respectively, net of allowances of $66 million and $68 million, respectively. Based on an aging analysis at June 30, 2026, more than 95% of our accounts receivable were outstanding less than 60 days.

We are also exposed to credit losses from off-balance sheet exposures, such as guarantees of joint venture debt and accounts receivable sold under a securitization facility, as well as standby letters of credit. See Note 9—Debt, Note 11—Guarantees, and Note 12—Contingencies and Commitments, for additional information on these off-balance sheet exposures.

Note 5—Inventories

Inventories consisted of the following:

	Millions of Dollars
	June 30 2026	December 31 2025

Crude oil and products	$5,315	4,529
Materials and supplies	607	568
	$5,922	5,097

Inventories valued on the last-in, first-out (LIFO) basis totaled $5,237 million and $4,461 million at June 30, 2026, and December 31, 2025, respectively. The estimated excess of current replacement cost over LIFO cost of inventories amounted to approximately $6.2 billion and $3.6 billion at June 30, 2026, and December 31, 2025, respectively.

Certain planned reductions in inventory that are not expected to be replaced by the end of the year cause liquidations of LIFO inventory values. LIFO liquidations did not have a material impact on net income for the three and six months ended June 30, 2026 and 2025.

Note 6—Investments, Loans and Long-Term Receivables

Equity Investments

Dakota Access, LLC (Dakota Access) and Energy Transfer Crude Oil Company, LLC (ETCO)
In 2020, the trial court presiding over litigation brought by the Standing Rock Sioux Tribe (the Tribe) ordered the U.S. Army Corps of Engineers (USACE) to prepare an Environmental Impact Statement (EIS) addressing environmental impacts from the Dakota Access Pipeline (DAPL) easement under Lake Oahe; although the easement was later vacated, operations have continued while USACE completed the EIS process, and the Tribe’s shutdown requests were denied. The final EIS, published in December 2025, laid out multiple alternatives, including denial, abandonment, continued operation under the 2017 conditions, continued operation with additional conditions and a reroute. In May 2026, the USACE issued the signed Record of Decision (ROD), which authorizes continued operation under a new easement with enhanced safety and environmental conditions. More specifically, the ROD requires mitigation measures beyond the 2017 easement, including alternative water supply planning, groundwater monitoring, biannual Lake Oahe surveillance, fish tissue sampling after a release, eagle-protection measures, periodic independent expert review of leak detection technologies, emergency food distribution planning for affected Tribal communities and continued Tribal engagement on subsistence-use studies. The costs to comply with these additional mitigation measures are minimal and are not expected to have a material impact on our financial statements.

During the final EIS process, the Tribe flagged ETCO’s potential future Canadian crude shipments through DAPL, but ETCO told USACE there are no confirmed plans and none would occur before late 2028 or early 2029 without regulatory and shipper approvals. USACE found the issue did not require supplemental environmental review or alter its selected alternative, but added a condition requiring ETCO to submit updated reports and oil-consumption documentation for USACE review before transporting materially different crude through Lake Oahe.

Because the ROD has been issued, challenges to USACE’s final decision and environmental analysis may now be brought forward. The Tribe and potentially affiliated environmental groups could file a new challenge in federal district court in Washington, D.C.

Dakota Access and ETCO have guaranteed repayment of senior unsecured notes issued by a wholly owned subsidiary of Dakota Access. At June 30, 2026, the aggregate principal amount outstanding of Dakota Access’ senior unsecured notes was $850 million.

In addition, Phillips 66 Partners LP (Phillips 66 Partners), a wholly owned subsidiary of Phillips 66, and its co-venturers in Dakota Access also provided a Contingent Equity Contribution Undertaking (CECU) in conjunction with the notes offering. At June 30, 2026, our 25% share of the maximum potential equity contributions under the CECU was approximately $215 million. If the pipeline is required to cease operations, it may have a material adverse effect on our results of operations and cash flows. Should operations cease and Dakota Access and ETCO not have sufficient funds to pay its expenses, we also could be required to support our 25% share of the ongoing expenses, including scheduled interest payments on the notes of approximately $10 million annually, in addition to the potential obligations under the CECU at June 30, 2026.

At June 30, 2026, the aggregate book value of our investments in Dakota Access and ETCO was $836 million.

OnCue Holdings, LLC (OnCue)
We hold a 50% interest in OnCue, a joint venture that owns and operates retail convenience stores. We fully guarantee various debt agreements of OnCue, and our co-venturer does not participate in the guarantees. This entity is considered a variable interest entity (VIE) because our debt agreements resulted in OnCue not being exposed to all potential losses. We have determined that we are not the primary beneficiary because we do not have the power to direct the activities that most significantly impact economic performance. At June 30, 2026, our maximum exposure to loss was $276 million, which represented the book value of our investment in OnCue of $224 million and guaranteed debt obligations of $52 million.

Investment Dispositions

On December 1, 2025, we divested 65% of our interest in Germany and Austria retail marketing business (Germany and Austria Marketing) and retained a 35% non-operating equity interest in the newly formed entity, JET Management Holding GmbH & Co. KG (JET Management Holding). During the second quarter of 2026, we recognized a before-tax gain of $110 million related to post-closing adjustments for the divestiture, which is presented within the “Net gain (loss) on dispositions” line item on our consolidated statement of income for the three and six months ended June 30, 2026, and is reported in our Marketing and Specialties (M&S) segment.

In connection with the disposition of Germany and Austria Marketing, on May 15, 2025, we entered into foreign currency forward contracts and recognized a before-tax aggregate unrealized loss of $89 million on these foreign currency forward contracts in the “Net gain (loss) on dispositions” line item on our consolidated statement of income for the three and six months ended June 30, 2025, which is reported in our M&S segment.

On January 31, 2025, we sold our 49% ownership interest in Coop Mineraloel AG (Coop) and settled the foreign currency forward contracts entered into in connection with the asset sale. We received cash proceeds of $1.2 billion, consisting of a sales price of $1.15 billion and a final dividend relating to financial year 2024 of $92 million from Coop that was paid on January 30, 2025. We recognized a before-tax gain of $1 billion associated with the sale, which is included within the “Net gain (loss) on dispositions” line item on our consolidated statement of income for the six months ended June 30, 2025, and is reported in our M&S segment. The final dividend of $92 million is included within the “Cash Flows from Operating Activities” section on our consolidated statement of cash flows.

On January 30, 2025, DCP Midstream, LP (DCP LP) sold its 25% ownership interest in Gulf Coast Express Pipeline LLC for cash proceeds of $853 million. We recognized a before-tax gain of $68 million, which is included within the “Net gain (loss) on dispositions” line item on our consolidated statement of income for the six months ended June 30, 2025, and is reported in our Midstream segment.

Note 7—Properties, Plants and Equipment

Our investment in PP&E and the associated accumulated depreciation and amortization (Accum. D&A) balances were as follows:

	Millions of Dollars
	June 30, 2026			December 31, 2025
	Gross PP&E	Accum. D&A	Net PP&E	Gross PP&E	Accum. D&A	Net PP&E

Midstream	$30,851	6,391	24,460	29,558	5,771	23,787
Chemicals	—	—	—	—	—	—
Refining	22,880	10,940	11,940	25,955	13,685	12,270
Marketing and Specialties	1,038	562	476	1,014	543	471
Renewable Fuels	3,792	1,813	1,979	3,772	1,762	2,010
Corporate and Other	4,598	3,804	794	1,492	933	559
	$63,159	23,510	39,649	61,791	22,694	39,097

In the fourth quarter of 2025, we ceased fuel production and began idling facilities at our Los Angeles Refinery. The process of fully idling these facilities is ongoing while the redevelopment project plans continue through the review processes of the relevant state and local agencies. As a result, the carrying values of the associated net PP&E and intangible assets were depreciated to the estimated salvage value of $241 million at December 31, 2025. Total depreciation related to the Los Angeles Refinery assets for the three and six months ended June 30, 2025, was $265 million and $535 million, respectively, including $239 million and $485 million of accelerated depreciation, respectively. This depreciation was included within the “Depreciation and amortization” line item on our consolidated statement of income reported in our Refining segment. In the first quarter of 2026, we transferred $2,965 million in gross PP&E and $2,699 million of accumulated depreciation and amortization associated with the idled Los Angeles Refinery from our Refining segment to Corporate and Other.

On April 28, 2026, we acquired the assets and associated infrastructure of the Lindsey Oil Refinery for a purchase price of $115 million. We accounted for this acquisition as an asset acquisition and recorded $202 million of PP&E and $87 million of AROs, of which $171 million, inclusive of AROs, is reported in our Refining segment and $31 million is reported in our Midstream segment. The consideration paid is included in the “Acquisitions, net of cash acquired” line item on our consolidated statement of cash flows for the six months ended June 30, 2026.

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

	Three Months Ended June 30				Six Months Ended June 30
	2026		2025		2026		2025
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Amounts Attributed to Phillips 66 Common Stockholders (millions):
Net Income Attributable to Phillips 66	3,847	3,847	877	877	4,054	4,054	1,364	1,364
Income allocated to participating securities	(3)	—	(2)	(1)	(4)	—	(5)	(3)
Net income available to common stockholders	$3,844	3,847	875	876	4,050	4,054	1,359	1,361

Weighted-average common shares outstanding (thousands):	400,004	400,954	405,726	406,763	400,466	401,493	406,820	407,966
Effect of share-based compensation	950	1,664	1,037	1,166	1,027	1,979	1,146	1,482
Weighted-average common shares outstanding—EPS	400,954	402,618	406,763	407,929	401,493	403,472	407,966	409,448

Earnings Per Share of Common Stock (dollars)	$9.59	9.55	2.15	2.15	10.09	10.05	3.33	3.32

Note 9—Debt

Senior Notes and Term Loan Issuances and Repayments

Term Loan Agreement
On March 18, 2026 (the Term Loan Closing Date), Phillips 66 Company entered into a 364-day, $2.25 billion term loan agreement guaranteed by Phillips 66 (the Term Loan Agreement). The Term Loan Agreement provides for a single borrowing on the Term Loan Closing Date and matures 364 days after the Term Loan Closing Date. The Term Loan Agreement contains customary covenants similar to those contained in our revolving credit agreement, including a maximum consolidated net debt-to-capitalization ratio of 65% as of the last day of each fiscal quarter. The Term Loan Agreement has customary events of default, such as nonpayment of principal when due; nonpayment of interest, fees or other amounts after grace periods; and violation of covenants. We may at any time prepay outstanding borrowings under the Term Loan Agreement, in whole or in part, without premium or penalty. Outstanding borrowings under the Term Loan Agreement bear interest at either: (a) the term Secured Overnight Financing Rate (SOFR) in effect from time to time plus an applicable margin of 1.100%; or (b) the reference rate (as described in the Term Loan Agreement) plus an applicable margin of 0.100%. At June 30, 2026, $1.25 billion was outstanding under the Term Loan Agreement, which matures in March 2027. On July 31, 2026, this amount was fully repaid.

Repayments
On June 30, 2026, Phillips 66 Company repaid $1 billion of the outstanding $2.25 billion borrowed under its term loan that matures in March 2027.

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

Accounts Receivable Securitization

On September 30, 2024, Phillips 66 Company entered into a 364-day, $500 million accounts receivable securitization facility (the Receivables Securitization Facility). Under the Receivables Securitization Facility, Phillips 66 Company sells or contributes on an ongoing basis, certain of its receivables, together with related security and interests in the proceeds thereof, to its wholly owned subsidiary, Phillips 66 Receivables LLC (P66 Receivables), a consolidated and bankruptcy-remote special purpose entity created for the sole purpose of transacting under the Receivables Securitization Facility. During 2025, Phillips 66 Company amended the Receivables Securitization Facility to, among other things, increase the maximum size of the Receivables Securitization Facility to $1.25 billion and extend the term of the facility through September 28, 2026. On March 13, 2026, Phillips 66 Company amended the Receivables Securitization Facility to, among other things, increase the maximum size of the Receivables Securitization Facility from $1.25 billion to $1.75 billion and permit P66 Receivables to request a future increase in the maximum facility size up to $2 billion. Under the amended Receivables Securitization Facility, P66 Receivables may borrow and incur indebtedness from, and/or sell certain accounts receivable in an amount not to exceed $1.75 billion in the aggregate, and will secure its obligations with a pledge of undivided interests in such receivables, together with related security and interests in the proceeds thereof, to PNC Bank, National Association, as Administrative Agent, for the benefit of the secured parties thereunder. Accounts receivable outstanding under the Receivables Securitization Facility accrue interest at an adjusted term SOFR plus the applicable margin. In all instances, Phillips 66 Company retains the servicing of the accounts receivable transferred.

Accounts receivable sold under the Receivables Securitization Facility meet the sale criteria under ASC 860, Transfers and Servicing, and are derecognized from the consolidated balance sheet. P66 Receivables guarantees payment, in full, for accounts receivable sold to the purchasers. For the three months ended June 30, 2026, we sold $342 million of accounts receivable for cash proceeds. For the six months ended June 30, 2026, we sold $606 million of accounts receivable in exchange for cash proceeds of $342 million and a $264 million reduction in our borrowings under the

Receivables Securitization Facility, which was recognized as a non-cash financing transaction. For the three months ended June 30, 2025, we sold $303 million of accounts receivable in exchange for a $303 million reduction in our borrowings under the Receivables Securitization Facility, which was recognized as a non-cash financing transaction. For the six months ended June 30, 2025, we sold $433 million of accounts receivable in exchange for cash proceeds of $130 million and a $303 million reduction in our borrowings under the Receivables Securitization Facility. We recognized immaterial charges associated with the transfers of financial assets, which are included as a component within the line item “Selling, general and administrative expenses” on our consolidated statement of income, during the three and six months ended June 30, 2026 and 2025.

Borrowings under the Receivables Securitization Facility are recognized as short-term debt on the consolidated balance sheet. Borrowings are secured by the accounts receivable, held by P66 Receivables, which remain reported as accounts receivable on the consolidated balance sheet. At June 30, 2026, we had no outstanding borrowings under the Receivables Securitization Facility. We had outstanding borrowings of $200 million at December 31, 2025, which were secured by accounts receivable held by P66 Receivables of $4.4 billion included within the “Accounts and notes receivable” line item on our consolidated balance sheet.

At June 30, 2026, we had utilized $346 million of the $1.75 billion capacity of the Receivables Securitization Facility, all of which was from sold accounts receivable not yet remitted to the Administrative Agent. At December 31, 2025, we had utilized $367 million of the $1.25 billion capacity of the Receivables Securitization Facility from $167 million of sold accounts receivable not yet remitted to the Administrative Agent and $200 million of outstanding borrowings.

Credit Facilities and Commercial Paper

Phillips 66 and Phillips 66 Company
On January 13, 2025, we entered into a $200 million uncommitted credit facility (the 2025 Uncommitted Facility) with Phillips 66 Company as the borrower and Phillips 66 as the guarantor. The 2025 Uncommitted Facility contains covenants and events of default customary for unsecured uncommitted facilities. The 2025 Uncommitted Facility has no commitment fees or compensating balance requirements. Outstanding borrowings under the 2025 Uncommitted Facility bear interest at a rate of either (a) the adjusted term SOFR plus the applicable margin, (b) the adjusted daily simple SOFR plus the applicable margin or (c) the base rate, in each case plus the applicable margin. Each borrowing matures six months from the date of such borrowing. We may at any time prepay outstanding borrowings, in whole or in part, without premium or penalty. On March 26, 2026, Phillips 66 amended the 2025 Uncommitted Facility to increase the capacity by $100 million. At June 30, 2026, and December 31, 2025, no borrowings were outstanding under the 2025 Uncommitted Facility.

On June 25, 2024, we entered into a $400 million uncommitted credit facility (the 2024 Uncommitted Facility) with Phillips 66 Company as the borrower and Phillips 66 as the guarantor. The 2024 Uncommitted Facility contains covenants and events of default customary for unsecured uncommitted facilities. The 2024 Uncommitted Facility has no commitment fees or compensating balance requirements. Outstanding borrowings under the 2024 Uncommitted Facility bear interest at a rate of either (a) the adjusted term SOFR, (b) the adjusted daily simple SOFR or (c) the reference rate, in each case plus the applicable margin. Each borrowing matures six months from the date of such borrowing. We may at any time prepay outstanding borrowings, in whole or in part, without premium or penalty. At June 30, 2026, and December 31, 2025, no borrowings were outstanding under the 2024 Uncommitted Facility.

On February 28, 2024, we entered into a new $5 billion revolving credit agreement (the Facility) with Phillips 66 Company as the borrower and Phillips 66 as the guarantor and a scheduled maturity date of February 28, 2029. The Facility replaced our previous $5 billion revolving credit facility dated as of June 23, 2022, with Phillips 66 Company as the borrower and Phillips 66 as the guarantor, and the previous revolving credit facility was terminated. The Facility contains customary covenants similar to the previous revolving credit facility, including a maximum consolidated net debt-to-capitalization ratio of 65% as of the last day of each fiscal quarter. The Facility has customary events of default, such as nonpayment of principal when due; nonpayment of interest, fees or other amounts after grace periods; and violation of covenants. We may at any time prepay outstanding borrowings under the Facility, in whole or in part, without premium or penalty. We have the option to increase the overall capacity to $6 billion, subject to certain conditions. We also have the option to extend the scheduled maturity of the Facility for up to two additional one-year terms, subject to, among other things, the consent of the lenders holding the majority of the commitments and of each lender extending its commitment. Outstanding borrowings under the Facility bear interest at either (a) the adjusted term SOFR (as described in the Facility) in effect from time to time plus the applicable margin; or (b) the reference rate (as described in the Facility) plus the applicable margin. The pricing levels for the commitment fee and interest-rate margins are determined based on the ratings in effect for our senior unsecured long-term debt from time to time. At June 30, 2026, and December 31, 2025, no amount had been drawn under the Facility.

Phillips 66 also has a $5 billion uncommitted commercial paper program for short-term working capital needs that is supported by the Facility. Commercial paper maturities are contractually limited to less than one year. At June 30, 2026, no borrowings were outstanding under this program, while at December 31, 2025, $200 million of commercial paper had been issued under this program.

Note 10—Accounts Receivable Factoring

In addition to the Receivables Securitization Facility, discussed in Note 9—Debt, Phillips 66 maintains other accounts receivable factoring facilities with various financial institutions that enable Phillips 66 to sell certain eligible accounts receivable to these financial institutions on a non-recourse basis for which we retain the servicing of the accounts receivable transferred. Sales of accounts receivable under these facilities meet the sale criteria under ASC 860, Transfers and Servicing, and are derecognized from the consolidated balance sheet. Cash receipts from the sale of accounts receivable, received at the time of sale, are classified as cash flows from operating activities. For the three and six months ended June 30, 2026, we sold $1.3 billion and $1.7 billion, respectively, of accounts receivable for cash proceeds under these facilities. As of June 30, 2026, and December 31, 2025, $636 million and $195 million, respectively, remained uncollected of the total accounts receivable sold and derecognized from the consolidated balance sheet. We recognized immaterial charges associated with these transfers, which are included as a component within the line item “Selling, general and administrative expenses” on our consolidated statement of income for the three and six months ended June 30, 2026.

Note 11—Guarantees

At June 30, 2026, we were liable for certain contingent obligations under various contractual arrangements as described below. We recognize a liability for the fair value of our obligation as a guarantor for newly issued or modified guarantees. Unless the carrying amount of the liability is noted below, we have not recognized a liability either because the guarantees were issued prior to December 31, 2002, or because the fair value of the obligation is immaterial. In addition, unless otherwise stated, we are not currently performing with any significance under the guarantees and expect future performance to be either immaterial or have only a remote chance of occurrence.

Lease Residual Value Guarantees
Under the operating lease agreement for our headquarters facility in Houston, Texas, we have the option, at the end of the lease term in September 2030, to request to renew the lease, purchase the facility or assist the lessor in marketing it for resale. This agreement includes a residual value guarantee with a maximum potential future exposure of $404 million at June 30, 2026. In addition, we have residual value guarantees associated with railcar, airplane and truck leases with maximum potential future exposures totaling $174 million at June 30, 2026. These leases have remaining terms of one to ten years.

Guarantees of Joint Venture Obligations
In March 2019, Phillips 66 Partners and its co-venturers in Dakota Access provided a CECU in conjunction with a senior unsecured notes offering. See Note 6—Investments, Loans and Long-Term Receivables, for additional information regarding Dakota Access and the CECU.

At June 30, 2026, we also had other guarantees outstanding primarily for our portion of certain joint venture debt, which have remaining terms of up to three years. The maximum potential future exposures under these guarantees were approximately $52 million. Payment would be required if a joint venture defaults on its obligations.

Indemnifications
Over the years, we have entered into various agreements to sell ownership interests in certain corporations, joint ventures and assets that gave rise to indemnifications. Agreements associated with these sales include indemnifications for taxes, litigation, environmental liabilities, permits and licenses, employee claims and real estate tenant defaults. The provisions of these indemnifications vary greatly. The majority of these indemnifications are related to environmental issues, which generally have indefinite terms and potentially unlimited exposure. At June 30, 2026, and December 31, 2025, the carrying amount of recorded indemnifications was $52 million and $53 million, respectively.

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

At June 30, 2026, and December 31, 2025, environmental accruals for known contamination of $49 million and $50 million, respectively, were included in the carrying amount of the recorded indemnifications noted above. These environmental accruals were primarily included within the “Asset retirement obligations and accrued environmental costs” line item on our consolidated balance sheet. For additional information about environmental liabilities, see Note 12—Contingencies and Commitments.

Additionally, P66 Receivables has guaranteed all borrowings and receivables sold under the Receivables Securitization Facility. At June 30, 2026, we had sold accounts receivable of $346 million, of which $295 million remained uncollected from our customers. This represents our maximum potential future exposure under the guarantee associated with the Receivables Securitization Facility. See Note 9—Debt, for information regarding the guarantee under our Receivables Securitization Facility.

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

Although liability for environmental remediation costs is generally joint and several for federal sites, and frequently so for state sites, we are usually only one of many companies alleged to have liability at a particular site. Due to such joint and several liabilities, we could be responsible for all cleanup costs related to any site at which we have been designated as a potentially responsible party. We have been successful to date in sharing cleanup costs with other financially sound companies. Many of the sites for which we are potentially responsible are still under investigation by the EPA or the state agencies concerned. Prior to actual cleanup, those potentially responsible normally assess the site conditions, apportion responsibility and determine the appropriate remediation. In some instances, we may have no liability or may attain a settlement of liability. Where it appears that other potentially responsible parties may be financially unable to bear their proportional share, we consider this inability in estimating our potential liability, and we adjust our accruals accordingly. As a result of various acquisitions in the past, we assumed certain environmental obligations. Some of these environmental obligations are mitigated by indemnifications made by others for our benefit, although some of the indemnifications are subject to dollar and time limits.

We are currently participating in environmental assessments and cleanups at numerous federal Superfund and comparable state sites. After an assessment of environmental exposures for cleanup and other costs, we make accruals on an undiscounted basis (except those pertaining to sites acquired in a business combination, which we record on a discounted basis) for planned investigation and remediation activities for sites where it is probable future costs will be incurred and these costs can be reasonably estimated. At June 30, 2026, our total environmental accruals were $467 million, compared with $506 million at December 31, 2025. We expect to incur a substantial amount of these expenditures within the next 30 years. We have not reduced these accruals for possible insurance recoveries. In the future, we may be involved in additional environmental assessments, cleanups and proceedings.

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

Propel Fuels Litigation
In late 2017, as part of Phillips 66 Company’s evaluation of various opportunities in the renewable fuels business, Phillips 66 Company engaged with Propel Fuels, Inc. (Propel Fuels), a California company that distributes E85 and other alternative fuels through fueling kiosks. Ultimately, the parties were not able to reach an agreement, and negotiations were terminated in August 2018. On February 17, 2022, Propel Fuels filed a lawsuit in the Superior Court of California, County of Alameda (the Propel Court), alleging that Phillips 66 Company misappropriated trade secrets related to Propel Fuels’ renewable fuels business during and after due diligence. On October 16, 2024, a jury returned a verdict against Phillips 66 Company for $604.9 million in compensatory damages and issued a willfulness finding. Based on the willfulness finding, the Propel Court later granted Propel Fuels’ requests for exemplary damages and attorney’s fees and costs. On August 5, 2025, the Propel Court entered a final judgment against Phillips 66 Company in the amount of $833 million. The judgment includes the $604.9 million jury verdict, $195 million of exemplary damages, and $33.3 million of pre-judgment interest at 7%. From the date of final judgment, post-judgment interest of 10% is accruing, which is included within the “Selling, general and administrative expenses” line on our consolidated statement of income and reported in the M&S segment. On November 14, 2025, Phillips 66 Company filed its Notice of Appeal, which has been assigned to Division Two of the First District Court of Appeal. On July 10, 2026, Phillips 66 Company filed its opening brief with the Court of Appeal. Phillips 66 Company denies any wrongdoing and intends to vigorously defend its position.

The accrued amounts totaling $928 million and $867 million as of June 30, 2026, and December 31, 2025, respectively, are reflected as “Other liabilities and deferred credits” on our consolidated balance sheet. However, it is reasonably possible that the estimate of the loss could change based on the progression of the case, including the appeals process. If information were to become available that would allow us to reasonably estimate a range of potential exposure in an amount higher or lower than the amount already accrued, we would adjust our accrued liabilities accordingly. While Phillips 66 Company believes the jury verdict is not legally or factually supported, there can be no assurances that such defense efforts will be successful. Until the final resolution of this matter, we may be exposed to losses in excess of the amount recorded, and such amounts may have a material adverse effect on our financial position.

Other Contingencies
We have contingent liabilities resulting from throughput agreements with pipeline and processing companies not associated with financing arrangements. Under these agreements, we may be required to provide any such company with additional funds through advances and penalties for fees related to throughput capacity not utilized.

At June 30, 2026, we had performance obligations secured by letters of credit and bank guarantees of $2,288 million related to various purchase and other commitments incident to the ordinary conduct of business.

Note 13—Derivatives and Financial Instruments

Derivative Instruments
We use financial and commodity-based derivative contracts to manage exposures to fluctuations in commodity prices, interest rates and foreign currency exchange rates, or to capture market opportunities. Because we do not apply hedge accounting for commodity derivative contracts, all realized and unrealized gains and losses from commodity derivative contracts are recognized in our consolidated statement of income. Gains and losses from derivative contracts held for trading not directly related to our physical business are reported net within the “Other income” line item on our consolidated statement of income. Realized and unrealized gains and losses on foreign currency derivatives entered into in connection with investment dispositions are reported in the “Net gain (loss) on dispositions” line item on our consolidated statement of income. Cash flows from all of our commodity derivative activity for the periods presented appear within the “Cash Flows from Operating Activities” section on our consolidated statement of cash flows.

Purchase and sales contracts with firm minimum notional volumes for commodities that are readily convertible to cash are recorded on our consolidated balance sheet as derivatives unless the contracts are eligible for, and we elect, the normal purchases and normal sales exception, whereby the contracts are recorded on an accrual basis. We generally apply the normal purchases and normal sales exception to eligible crude oil, refined petroleum products, NGL, natural gas, renewable feedstocks, renewable fuels and power commodity contracts to purchase or sell quantities we expect to use or sell in the normal course of business. All other derivative instruments are recorded at fair value on our consolidated balance sheet. For further information on the fair value of derivatives, see Note 14—Fair Value Measurements.

Commodity Derivative Contracts
We sell into or receive supply from the worldwide crude oil, refined petroleum products, NGL, natural gas, renewable feedstocks and renewable fuels and electric power markets, exposing our revenues, purchases, cost of operating activities and cash flows to fluctuations in the prices for these commodities. Generally, our policy is to remain exposed to the market prices of commodities; however, we use futures, forwards, swaps and options in various markets to balance physical systems, meet customer needs, manage price exposures on specific transactions and do a limited amount of trading not directly related to our physical business, all of which may reduce our exposure to fluctuations in market prices. We also use the market knowledge gained from these activities to capture market opportunities such as moving physical commodities to more profitable locations, storing commodities to capture seasonal or time premiums and blending commodities to capture quality upgrades.

The following table indicates the consolidated balance sheet line items that include the fair values of commodity derivative assets and liabilities. The balances in the following table are presented on a gross basis, before the effects of counterparty and collateral netting. However, we have elected to present our commodity derivative assets and liabilities with the same counterparty on a net basis on our consolidated balance sheet when the legal right of offset exists. At June 30, 2026, and December 31, 2025, there was no material cash collateral received or paid that was not offset on our consolidated balance sheet.

	Millions of Dollars
	June 30, 2026				December 31, 2025
	Commodity Derivatives		Effect of Collateral Netting	Net Carrying Value Presented on the Balance Sheet	Commodity Derivatives		Effect of Collateral Netting	Net Carrying Value Presented on the Balance Sheet
	Assets	Liabilities			Assets	Liabilities
Assets
Prepaid expenses and other current assets	$9,457	(8,673)	(160)	624	2,714	(2,583)	—	131
Other assets	29	(10)	—	19	23	(20)	—	3
Liabilities
Other accruals	80	(494)	2	(412)	67	(108)	20	(21)
Other liabilities and deferred credits	234	(227)	10	17	—	—	—	—
Total	$9,800	(9,404)	(148)	248	2,804	(2,711)	20	113

The realized and unrealized gains (losses) incurred from commodity derivatives, and the line items where they appear on our consolidated statement of income, were:

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025

Sales and other operating revenues	$234	149	(1,302)	84
Other income	83	54	189	68
Purchased crude oil and products	326	54	(890)	(122)
Net gain (loss) from commodity derivative activity	$643	257	(2,003)	30

The following table summarizes our material net exposures resulting from outstanding commodity derivative contracts. These financial and physical derivative contracts are primarily used to manage price exposure on our underlying operations. The underlying exposures may be from nonderivative positions such as inventory volumes. Financial derivative contracts may also offset physical derivative contracts, such as forward purchase and sales contracts. The percentage of our derivative contract volumes expiring within the next 12 months was more than 90% at June 30, 2026, and December 31, 2025.

	Open Position Long / (Short)
	June 30 2026	December 31 2025
Commodity
Crude oil, refined petroleum products, NGL and renewable feedstocks (millions of barrels)	(36)	(33)
Natural gas (billions of cubic feet)	(17)	(17)

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

The aggregate fair values of all derivative instruments with such credit-risk-related contingent features that were in a liability position were immaterial at June 30, 2026, and December 31, 2025.

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

The carrying values and fair values by hierarchy of our financial assets and liabilities, either carried or disclosed at fair value, including any effects of counterparty and collateral netting, were:

	Millions of Dollars
	June 30, 2026
	Fair Value Hierarchy			Total Fair Value of Gross Assets & Liabilities	Effect of Counterparty Netting	Effect of Collateral Netting	Difference in Carrying Value and Fair Value	Net Carrying Value Presented on the Balance Sheet
	Level 1	Level 2	Level 3
Commodity Derivative Assets
Exchange-cleared instruments	$9,451	—	—	9,451	(8,963)	(160)	—	328
Physical forward contracts	—	342	7	349	(34)	—	—	315
Rabbi trust assets	127	—	—	127	N/A	N/A	—	127
Investment in NOVONIX	9	—	—	9	N/A	N/A	—	9
	$9,587	342	7	9,936	(8,997)	(160)	—	779

Commodity Derivative Liabilities
Exchange-cleared instruments	$8,980	—	—	8,980	(8,963)	(12)	—	5
Physical forward contracts	—	419	5	424	(34)	—	—	390
Floating-rate debt	—	1,249	—	1,249	N/A	N/A	—	1,249
Fixed-rate debt, excluding finance leases and software obligations	—	18,118	—	18,118	N/A	N/A	732	18,850
	$8,980	19,786	5	28,771	(8,997)	(12)	732	20,494

	Millions of Dollars
	December 31, 2025
	Fair Value Hierarchy			Total Fair Value of Gross Assets & Liabilities	Effect of Counterparty Netting	Effect of Collateral Netting	Difference in Carrying Value and Fair Value	Net Carrying Value Presented on the Balance Sheet
	Level 1	Level 2	Level 3
Commodity Derivative Assets
Exchange-cleared instruments	$2,731	—	—	2,731	(2,660)	—	—	71
Physical forward contracts	—	69	4	73	(10)	—	—	63
Rabbi trust assets	144	—	—	144	N/A	N/A	—	144
Investment in NOVONIX	26	—	—	26	N/A	N/A	—	26
	$2,901	69	4	2,974	(2,670)	—	—	304

Commodity Derivative Liabilities
Exchange-cleared instruments	$2,680	—	—	2,680	(2,660)	(20)	—	—
Physical forward contracts	—	30	1	31	(10)	—	—	21
Floating-rate debt	—	400	—	400	N/A	N/A	—	400
Fixed-rate debt, excluding finance leases and software obligations	—	18,324	—	18,324	N/A	N/A	621	18,945
	$2,680	18,754	1	21,435	(2,670)	(20)	621	19,366

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

Note 15—Pension and Postretirement Plans

The components of net periodic benefit cost for the three and six months ended June 30, 2026 and 2025, were as follows:

	Millions of Dollars
	Pension Benefits				Other Benefits
	2026		2025		2026	2025
	U.S.	Int’l.	U.S.	Int’l.
Components of Net Periodic Benefit Cost
Three Months Ended June 30
Service cost	$33	2	30	3	1	1
Interest cost	32	8	32	10	1	2
Expected return on plan assets	(41)	(11)	(38)	(12)	—	—
Amortization of net actuarial loss (gain)	3	(1)	4	(1)	(1)	(2)
Settlements	1	—	2	—	—	—
Net periodic benefit cost (credit)*	$28	(2)	30	—	1	1

Six Months Ended June 30
Service cost	$67	4	61	6	1	1
Interest cost	64	17	64	18	3	4
Expected return on plan assets	(82)	(23)	(76)	(23)	—	—
Amortization of net actuarial loss (gain)	6	(1)	8	(1)	(2)	(3)
Settlements	3	—	4	—	—	—
Net periodic benefit cost (credit)*	$58	(3)	61	—	2	2
* Included within the “Operating expenses” and “Selling, general and administrative expenses” line items on our consolidated statement of income.

During the six months ended June 30, 2026, we contributed $15 million to our U.S. pension and other postretirement benefit plans and $3 million to our international pension plans. We currently expect to make additional contributions of approximately $185 million to our U.S. pension and other postretirement benefit plans and approximately $1 million to our international pension plans during the remainder of 2026. Cash contributions are included within the “Other” line item of the “Cash Flows From Operating Activities” section of our consolidated statement of cash flows.

Note 16—Accumulated Other Comprehensive Loss

Changes in the balances of each component of accumulated other comprehensive loss were as follows:

	Millions of Dollars
	Defined Benefit Plans	Foreign Currency Translation	Hedging	Accumulated Other Comprehensive Loss

December 31, 2025	$(113)	(49)	(5)	(167)
Other comprehensive income (loss) before reclassifications	3	(96)	—	(93)
Amounts reclassified from accumulated other comprehensive loss
Defined benefit plans*
Amortization of net actuarial loss and settlements	4	—	—	4
Foreign currency translation	—	—	—	—
Hedging	—	—	—	—
Net current period other comprehensive income (loss)	7	(96)	—	(89)
June 30, 2026	$(106)	(145)	(5)	(256)

December 31, 2024	$(140)	(262)	(5)	(407)
Other comprehensive income before reclassifications	2	292	—	294
Amounts reclassified from accumulated other comprehensive loss
Defined benefit plans*
Amortization of net actuarial loss and settlements	7	—	—	7
Foreign currency translation**	—	(12)	—	(12)
Hedging	—	—	—	—
Net current period other comprehensive income	9	280	—	289
June 30, 2025	$(131)	18	(5)	(118)
* Included within the computation of net periodic benefit cost. See Note 15—Pension and Postretirement Plans, for additional information.
** Included within the gain on sale of Coop, recognized in the “Net gain (loss) on dispositions” line item on our consolidated statement of income. See Note 6—Investments, Loans and Long-Term Receivables, for additional information.

Note 17—Cash Flow Information

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
Non-cash financing activities
Reduction in borrowings under Receivables Securitization Facility	$—	303	264	303

See Note 9—Debt, for additional information regarding the above non-cash activity.

Note 18—Related Party Transactions

Significant transactions with related parties were:

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025

Operating revenues and other income (a)(d)	$1,954	1,074	3,475	2,110
Purchases (b)(d)	680	4,110	1,243	8,120
Operating expenses and selling, general and administrative expenses (c)	76	79	147	153

(a)We sold NGL, other petrochemical feedstocks and solvents to Chevron Phillips Chemical Company LLC (CPChem), gas oil and hydrogen feedstocks to Excel Paralubes LLC (Excel Paralubes) and refined petroleum products to several of our equity affiliates in the M&S segment, including OnCue, CF United LLC (CF United), and JET Management Holding. We also sold certain feedstocks and intermediate products to WRB and acted as an agent for WRB in supplying crude oil and other feedstocks for a fee. In addition, we charged several of our equity affiliates, including CPChem, for the use of common facilities, such as steam generators, waste and water treaters and warehouse facilities. See Note 6—Investments, Loans and Long-Term Receivables for additional information on JET Management Holding.

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

Note 19—Segment Disclosures and Related Information

Our operating segments are:

1)Midstream—Provides crude oil and refined petroleum product transportation, terminaling and storage services, as well as natural gas and NGL gathering, processing, transportation, fractionation, storage and marketing services in the United States and Europe. In addition, this segment exports liquefied petroleum gas to global markets.

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

Our chief operating decision maker (CODM) is our Chief Executive Officer. The measure of segment profit or loss reviewed by our CODM is “Income before income taxes” reported on our consolidated statement of income. The CODM uses segment income (loss) before income taxes to allocate resources to each segment predominantly in the annual budgeting and forecasting process. The CODM compares budget-to-actual segment income (loss) before income taxes on a monthly and quarterly basis and considers trend analyses as well as other market factors when making decisions about allocating capital and personnel to the segments. The significant expenses regularly provided to our CODM are provided below. The measure of segment assets reported on our consolidated balance sheet reviewed by our CODM is “Total Assets.”

Analysis of Results by Operating Segment

	Millions of Dollars
	Three Months Ended June 30, 2026
	Operating Segments
	Midstream	Chemicals	Refining	M&S	Renewable Fuels	Corporate and Other	Consolidating Adjustments	Total Consolidated
Revenues and Other Income
Third-party sales and other operating revenues	$5,231	—	13,618	31,297	849	9	—	51,004
Intercompany revenues	1,069	—	22,314	789	1,714	1	(25,887)	—
Total sales and other operating revenues	6,300	—	35,932	32,086	2,563	10	(25,887)	51,004
Equity in earnings (loss) of affiliates	99	403	(1)	135	(1)	—	—	635
Net gain on dispositions	—	—	—	110	—	7	—	117
Other income	(6)	—	81	(13)	136	90	—	288
Total Revenues and Other Income	6,393	403	36,012	32,318	2,698	107	(25,887)	52,044

Costs and Expenses
Purchased crude oil and products	4,639	—	31,453	31,354	2,074	—	(25,856)	43,664
Operating expenses*	568	1	1,144	22	79	27	(31)	1,810
Selling, general and administrative expenses*	54	(2)	25	332	19	110	—	538
Depreciation and amortization	284	—	221	26	24	30	—	585
Impairments	—	—	1	—	—	8	—	9
Taxes other than income taxes	60	—	88	2	(41)	18	—	127
Interest and debt expense	—	—	—	—	—	314	—	314
Other segment items**	3	—	18	(1)	(1)	7	—	26
Total Costs and Expenses	5,608	(1)	32,950	31,735	2,154	514	(25,887)	47,073

Income (loss) before income taxes	$785	404	3,062	583	544	(407)	—	4,971
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

	Millions of Dollars
	Six Months Ended June 30, 2026
	Operating Segments
	Midstream	Chemicals	Refining	M&S	Renewable Fuels	Corporate and Other	Consolidating Adjustments	Total Consolidated
Revenues and Other Income
Third-party sales and other operating revenues	$9,949		21,390	50,841	1,345	19	—	83,544
Intercompany revenues	1,875	—	37,076	1,445	2,765	3	(43,164)	—
Total sales and other operating revenues	11,824	—	58,466	52,286	4,110	22	(43,164)	83,544
Equity in earnings (losses) of affiliates	202	517	(1)	170	(1)	—	—	887
Net gain on dispositions	6	—	—	110	—	7	—	123
Other income	13	—	107	49	210	115	(2)	492
Total Revenues and Other Income	12,045	517	58,572	52,615	4,319	144	(43,166)	85,046

Costs and Expenses
Purchased crude oil and products	8,748	—	52,186	51,472	3,572	1	(43,099)	72,880
Operating expenses*	1,109	3	2,373	41	168	64	(67)	3,691
Selling, general and administrative expenses*	110	(4)	77	629	40	223	—	1,075
Depreciation and amortization	558	—	436	46	47	56	—	1,143
Impairments	4	—	3	—	2	8	—	17
Taxes other than income taxes	135	—	194	4	(10)	38	—	361
Interest and debt expense	—	—	—	—	—	600	—	600
Other segment items**	5	—	33	1	(3)	12	—	48
Total Costs and Expenses	10,669	(1)	55,302	52,193	3,816	1,002	(43,166)	79,815

Income (loss) before income taxes	$1,376	518	3,270	422	503	(858)	—	5,231
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

Other Segment Disclosures

	Millions of Dollars
	Operating Segments
	Midstream	Chemicals	Refining	M&S	Renewable Fuels	Corporate and Other	Total Consolidated
Three Months Ended June 30, 2026
Interest Income	$—	—	—	—	—	81	81
Capital Expenditures and Investments*	428	—	255	20	6	17	726
Three Months Ended June 30, 2025
Interest Income	$—	—	—	—	—	34	34
Capital Expenditures and Investments*	384	—	148	34	9	12	587
Six Months Ended June 30, 2026
Interest Income	$—	—	—	—	—	112	112
Capital Expenditures and Investments*	771	—	465	29	16	27	1,308
Six Months Ended June 30, 2025
Interest Income	$—	—	—	—	—	68	68
Capital Expenditures and Investments*	600	—	324	49	18	19	1,010
* Excludes Acquisitions, net of cash acquired.

	Millions of Dollars
	Operating Segments
	Midstream	Chemicals	Refining	M&S	Renewable Fuels	Corporate and Other	Total Consolidated
As of June 30, 2026
Investments In and Advances to Affiliates	$2,082	8,390	56	1,402	14	4	11,948
Total Assets	31,130	8,417	21,229	12,025	3,001	6,008	81,810
As of December 31, 2025
Investments In and Advances to Affiliates	$2,117	7,899	65	1,330	15	2	11,428
Total Assets	30,172	7,899	19,435	10,059	3,197	2,918	73,680

Note 20—Income Taxes

Our effective income tax rates for the three and six months ended June 30, 2026, were 22%, compared to 19% for the corresponding periods of 2025. The increases in our effective rates were primarily attributable to the effects of state income taxes, foreign operations and non-taxable items.

The effective tax rates for the three and six months ended June 30, 2026, varied from the U.S. federal statutory income tax rate primarily due to state income taxes, partially offset by the impact of foreign operations and non-taxable items.

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

The most significant assets of DCP Midstream Class A Segment that are available to settle only its obligations, along with its most significant liabilities for which its creditors do not have recourse to Phillips 66’s general credit, were:

	Millions of Dollars
	June 30 2026	December 31 2025

Accounts receivable	$588	530
Investments and long-term receivables	724	705
Net properties, plants and equipment	9,576	9,211
Accounts payable	946	785
Long-term debt	2,905	2,903

Note 22—New Accounting Standards

In May 2026, the FASB issued Accounting Standards Update (ASU) 2026-02, “Environmental Credits and Environmental Credit Obligations (Topic 818),” which establishes recognition, measurement, presentation and disclosure guidance for environmental credits and related environmental credit obligations. This ASU is effective for annual reporting periods beginning after December 15, 2027, and interim periods within those annual reporting periods, with early adoption permitted. We are evaluating the provisions of ASU 2026-02 and the impact on our consolidated financial statements and related disclosures.

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

The term “earnings” as used in Management’s Discussion and Analysis refers to net income attributable to Phillips 66. The terms “results,” “before-tax income” or “before-tax loss” as used in Management’s Discussion and Analysis refer to “Income before income taxes” as presented on our consolidated statement of income.

EXECUTIVE OVERVIEW AND BUSINESS ENVIRONMENT

Phillips 66 is uniquely positioned as a leading integrated downstream energy provider operating with Midstream, Chemicals, Refining, Marketing and Specialties (M&S) and Renewable Fuels segments. At June 30, 2026, we had total assets of $81.8 billion. Our common stock trades on the New York Stock Exchange under the symbol PSX.

Executive Overview
In the second quarter of 2026, we reported earnings of $3.8 billion and generated $7.3 billion of cash from operations. We had net debt repayments of $6.7 billion, funded capital expenditures and investments of $726 million, paid dividends of $508 million to common stockholders and repurchased $379 million of our common stock. The cash provided by operating activities was due to higher earnings, primarily driven by an increase in realized refining margins and favorable net working capital impacts. Net working capital reflected favorable impacts from the net timing of payments and collections, lower inventory, and higher taxes and other accruals, partially offset by higher prepaid expenses and other current assets. As of June 30, 2026, we had $4.1 billion of cash and cash equivalents and $6.4 billion of total committed capacity available under our credit facilities.

Strategic Priorities Update
In early 2025, we announced the next phase of the company’s strategic priorities along with financial and operational performance targets through year-end 2027. These targets demonstrate the company’s continued focus on world-class operations; disciplined growth and returns; financial strength and flexibility; and shareholder returns.

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

•In April and July 2026, our Board of Directors declared quarterly cash dividends of $1.27 per common share, reflecting our commitment to a secure, competitive and growing dividend.

•In July 2026, our Board of Directors approved a $10 billion increase to our share repurchase authorization. Since July 2012, our Board of Directors has authorized an aggregate of $35 billion of repurchases of our outstanding common stock under our share repurchase program.

•During the six months ended June 30, 2026, our net cash provided by operating activities was $5 billion and we returned $1.7 billion to shareholders through share repurchases and dividends.

Business Environment
We continue to see significant movements in commodity prices as a result of geopolitical events, and due to the uncertainty regarding their duration, continued disruptions could materially impact our future results. Below is a discussion of additional factors impacting our environment during the three months ended June 30, 2026, as compared to the same period of 2025.

Our Midstream segment includes our Transportation and NGL businesses. Our Transportation business contains fee-based operations not directly exposed to commodity price risk. Our NGL business contains both fee-based operations and operations directly impacted by NGL and natural gas prices. The weighted-average NGL price was $0.73 per gallon during the second quarter of 2026, compared with $0.64 per gallon during the second quarter of 2025. The Henry Hub natural gas price was $2.93 per million British thermal units (MMBtu) during the second quarter of 2026, compared with $3.16 per MMBtu during the second quarter of 2025. The increase in NGL prices was primarily due to a tight supply market with fewer cargos from the Middle East, while the decrease in natural gas prices was due to increased natural gas supply and the end of the winter demand season.

Our Chemicals segment consists of our 50% equity investment in Chevron Phillips Chemical Company LLC (CPChem). The chemicals and plastics industry is mainly a commodity-based industry where the margins for key products are based on supply and demand, as well as cost factors. The benchmark high-density polyethylene chain margin was 43.6 cents per pound in the second quarter of 2026, compared with 7.4 cents per pound in the second quarter of 2025. The increase was mainly due to lower plant utilizations in Asia that were driven by Middle East supply concerns.

Our Refining segment results are driven by several factors, including market crack spreads, refinery throughput, feedstock costs, product yields, turnaround activity and other operating costs. Market crack spreads are used as indicators of refining margins and measure the difference between market prices for refined petroleum products and crude oil. The composite 3:2:1 market crack spread for our business increased to an average of $41.63 per barrel during the second quarter of 2026, from an average of $21.65 per barrel during the second quarter of 2025. The increase in the composite market crack spread was primarily driven by low seasonal product inventories, particularly diesel, and geopolitical events reducing global product resupply. The price of U.S. benchmark crude oil, West Texas Intermediate (WTI) at Cushing, Oklahoma, increased to an average of $93.21 per barrel during the second quarter of 2026, from an average of $63.86 per barrel during the second quarter of 2025. The increase in crude oil prices was primarily driven by geopolitical events in the Middle East restricting global crude supply.

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

RESULTS OF OPERATIONS

Unless otherwise indicated, discussion of results for the three and six months ended June 30, 2026, is based on a comparison with the corresponding period of 2025.

Consolidated Results

A summary of income (loss) before income taxes by business segment with a reconciliation to net income attributable to Phillips 66 follows:

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025

Midstream	$785	731	1,376	1,482
Chemicals	404	20	518	133
Refining	3,062	359	3,270	(578)
Marketing and Specialties	583	571	422	1,853
Renewable Fuels	544	(133)	503	(318)
Corporate and Other	(407)	(428)	(858)	(804)
Income before income taxes	4,971	1,120	5,231	1,768
Income tax expense	1,092	212	1,133	334
Net income	3,879	908	4,098	1,434
Less: net income attributable to noncontrolling interests	32	31	44	70
Net income attributable to Phillips 66	$3,847	877	4,054	1,364

Net income attributable to Phillips 66 in the second quarter of 2026 was $3.8 billion, compared with $0.9 billion in the second quarter of 2025. Net income attributable to Phillips 66 for the six months ended June 30, 2026, was $4.1 billion, compared with $1.4 billion for the six months ended June 30, 2025.

The increase in net income attributable to Phillips 66 in the second quarter of 2026 was primarily due to improved realized margins for our Refining segment and higher values of regulatory credits in the Renewable Fuels segment.

The increase in net income attributable to Phillips 66 for the six months ended June 30, 2026, was primarily due to improved realized margins for our Refining segment and higher values of regulatory credits in the Renewable Fuels segment, partially offset by a before-tax gain of $1 billion associated with the sale of our investment in Coop Mineraloel AG (Coop) recognized in January 2025 in the M&S segment.

See Note 6—Investments, Loans and Long-Term Receivables, in the Notes to Consolidated Financial Statements for additional information regarding the sale of our investment in Coop. Additionally, see the “Segment Results” section for additional information on our segment results.

Statement of Income Analysis

Sales and other operating revenues increased 53% and 31% for the three and six months ended June 30, 2026, respectively. Purchased crude oil and products increased 50% and 28% for the three and six months ended June 30, 2026, respectively. The increases in both line items for the three and six months ended June 30, 2026, were primarily due to higher prices for refined petroleum products and crude oil, partially offset by impacts associated with the sale of 65% of our interest in Germany and Austria retail marketing business (Germany and Austria Marketing) in December 2025. Additionally, the six months ended June 30, 2026, was impacted by losses from commodity derivative activity. See Note 13—Derivatives and Financial Instruments, in the Notes to Consolidated Financial Statements for additional information.

Equity in earnings of affiliates increased $482 million and $581 million for the three and six months ended June 30, 2026, respectively. The increases for both periods of 2026 were primarily due to higher equity earnings from CPChem. The increase for the six months ended June 30, 2026, was also driven by equity losses from WRB Refining LP (WRB) in the first half of 2025, compared to no equity earnings from WRB in the first half of 2026 due to the acquisition of the remaining 50% equity interest in WRB on October 1, 2025. See Note 2—Business Combinations, in the Notes to Consolidated Financial Statements for further details on the WRB acquisition.

Net gain on dispositions for the three months ended June 30, 2026, was $117 million, compared with a Net loss on dispositions of $93 million for the three months ended June 30, 2025. This increase was primarily due to a before-tax gain of $110 million recorded in the second quarter of 2026, related to post-closing adjustments from the partial sale of Germany and Austria Marketing, as well as a before-tax loss recognized in the second quarter of 2025, primarily associated with an aggregate unrealized loss of $89 million on foreign currency forward contracts entered into in connection with this transaction. For the six months ended June 30, 2026 and 2025, we had a Net gain on dispositions of $123 million and $994 million, respectively. This decrease was primarily due to a before-tax gain of $1 billion associated with the sale of our investment in Coop recognized in January 2025 in the M&S segment. See Note 6—Investments, Loans and Long-Term Receivables, in the Notes to Consolidated Financial Statements for additional information regarding the dispositions.

Other income increased $149 million and $297 million for the three and six months ended June 30, 2026, respectively. The increases for both periods were primarily attributable to higher results from trading activities, Clean Fuel Production credits and interest income due to increased average cash balances.

Operating expenses increased $370 million and $629 million for the three and six months ended June 30, 2026, respectively. The increases for both periods were primarily driven by our acquisition of WRB in October 2025, partially offset by lower costs following the cessation of operations at the Los Angeles Refinery.

Depreciation and amortization decreased 28% and 29% for the three and six months ended June 30, 2026, respectively. These decreases were primarily due to depreciation recorded in 2025 for the Los Angeles Refinery. See Note 7—Properties, Plants and Equipment, in the Notes to Consolidated Financial Statements for additional information.

Taxes other than income taxes decreased $91 million and $90 million for the three and six months ended June 30, 2026, respectively. The decreases for both periods were primarily driven by lower customs duties.

Interest and debt expense increased 19% and 24% for the three and six months ended June 30, 2026, respectively, primarily due to higher average debt balances.

Income tax expense increased $880 million and $799 million for the three and six months ended June 30, 2026, respectively, primarily due to higher income before income taxes. See Note 20—Income Taxes, in the Notes to Consolidated Financial Statements for information regarding our effective income tax rates.

Net income attributable to noncontrolling interests decreased $26 million for the six months ended June 30, 2026, primarily due to lower earnings from DCP Midstream, LP (DCP LP) following the sale of its equity investment in Gulf Coast Express Pipeline LLC (GCX) in the first quarter of 2025. See Note 6—Investments, Loans and Long-Term Receivables, in the Notes to Consolidated Financial Statements for additional information.

Segment Results

Midstream

	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025

	Millions of Dollars
Income Before Income Taxes
Transportation	$250	242	497	485
NGL	535	489	879	997
Total Midstream	$785	731	1,376	1,482

	Thousands of Barrels Daily
Transportation Volumes
Pipelines*	3,142	3,093	3,038	2,994
Terminals	3,433	3,074	3,307	3,007
Operating Statistics
Wellhead Volume (billion cubic feet per day)**	4.5	4.2	4.4	4.2
NGL production**	465	456	455	447
Pipeline Throughput–Y-Grade to Market***†	943	956	937	831
NGL fractionated†	1,020	883	1,000	816
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

Results from our Midstream segment increased $54 million and decreased $106 million for the three and six months ended June 30, 2026, respectively.

Results from our Transportation business for the three and six months ended June 30, 2026, were in line with results for the three and six months ended June 30, 2025.

Results from our NGL business increased $46 million and decreased $118 million for the three and six months ended June 30, 2026, respectively. The increase in the three months ended June 30, 2026, was primarily driven by widening natural gas transportation differentials out of the Permian Basin, as well as increased wellhead and fractionation volumes, partially offset by the effects of customer recontracting. The decrease in the six months ended June 30, 2026, was primarily due to the effects of customer recontracting, a before-tax gain of $68 million recognized in the first quarter of 2025 on the sale of DCP LP’s ownership interest in GCX, and winter weather impacts, partially offset by widening natural gas transportation differentials out of the Permian Basin.

See the “Executive Overview and Business Environment” section for information on market factors impacting this quarter’s results. See Note 6—Investments, Loans and Long-Term Receivables, in the Notes to Consolidated Financial Statements for additional information regarding the sale of DCP LP’s ownership interest in GCX in 2025.

Chemicals

	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025

	Millions of Dollars

Income Before Income Taxes	$404	20	518	133

Millions of Pounds

CPChem Externally Marketed Sales Volumes*	5,006	6,128	10,714	12,259
* Represents 100% of CPChem’s outside sales of produced petrochemical products, as well as commission sales from equity affiliates.

Global Olefins and Polyolefins Capacity Utilization (percent)	91%	92	92	96

The Chemicals segment consists of our 50% equity investment in CPChem, which we account for under the equity method. CPChem uses NGL and other feedstocks to produce petrochemicals. These products are then marketed and sold or used as feedstocks to produce plastics and other chemicals. CPChem produces and markets ethylene and other olefin products. Ethylene produced is primarily consumed within CPChem for the production of polyethylene, normal alpha olefins and polyethylene pipe. CPChem manufactures and/or markets aromatics and styrenics products, such as benzene, cyclohexane, styrene and polystyrene, as well as manufactures and/or markets a variety of specialty chemical products. Unless otherwise noted, amounts referenced below reflect our net 50% interest in CPChem.

Results from the Chemicals segment increased $384 million and $385 million for the three and six months ended June 30, 2026, respectively, primarily due to improved polyethylene margins driven by higher sales prices.

See the “Executive Overview and Business Environment” section for information on market factors impacting CPChem’s results.

Refining

	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025

	Millions of Dollars
Income (Loss) Before Income Taxes
Atlantic Basin/Europe	$352	49	719	(150)
Gulf Coast	953	101	1,157	(232)
Central Corridor*	1,599	392	1,181	342
West Coast	158	(183)	213	(538)
Worldwide	$3,062	359	3,270	(578)

	Dollars Per Barrel
Income (Loss) Before Income Taxes
Atlantic Basin/Europe	$7.20	1.00	7.20	(1.70)
Gulf Coast	17.80	1.93	10.88	(2.60)
Central Corridor*	21.07	13.67	8.18	6.13
West Coast	18.69	(8.37)	12.49	(12.43)
Worldwide	16.39	2.36	8.90	(2.09)

Realized Refining Margins**
Atlantic Basin/Europe	$14.44	8.16	15.04	7.68
Gulf Coast	24.25	8.71	17.82	6.92
Central Corridor*	29.56	15.61	17.73	12.07
West Coast	29.65	14.06	21.31	10.64
Worldwide	24.08	11.25	17.21	9.23
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
Results from our Refining segment increased $2,703 million and $3,848 million for the three and six months ended June 30, 2026, respectively. The increase in the three months ended June 30, 2026, was primarily due to higher realized margins as a result of improved market crack spreads and inventory impacts, including commodity derivative activity, partially offset by increased feedstock costs. The increase in the six months ended June 30, 2026, was primarily driven by higher realized margins and volumes. The increase in realized margins in the six months ended June 30, 2026, was due to improved market crack spreads, partially offset by increased feedstock costs. See Note 13—Derivatives and Financial Instruments, in the Notes to Consolidated Financial Statements for additional information and the “Executive Overview and Business Environment” section for information on industry crack spreads and other market factors impacting this quarter’s results.

	Thousands of Barrels Daily
	Three Months Ended June 30		Six Months Ended June 30
Operating Statistics	2026	2025	2026	2025
Refining operations*
Atlantic Basin/Europe
Crude oil capacity	554	537	554	537
Crude oil processed	510	518	521	439
Capacity utilization (percent)†	92%	97	94	82
Refinery production	539	543	554	489
Gulf Coast
Crude oil capacity	541	529	541	529
Crude oil processed	520	508	525	439
Capacity utilization (percent)†	96%	96	97	83
Refinery production	596	579	595	496
Central Corridor**
Crude oil capacity	793	531	793	531
Crude oil processed	800	550	767	535
Capacity utilization (percent)†	101%	104	97	101
Refinery production	832	572	800	558
West Coast***
Crude oil capacity	105	244	105	244
Crude oil processed	89	234	89	231
Capacity utilization (percent)†	84%	96	85	95
Refinery production	93	238	95	237
Worldwide
Crude oil capacity	1,993	1,841	1,993	1,841
Crude oil processed	1,919	1,810	1,902	1,644
Capacity utilization (percent)†	96%	98	95	89
Refinery production	2,060	1,932	2,044	1,780
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

† Capacity utilization percentages, as presented, are calculated using underlying crude oil processed volumes divided by crude oil capacity. As such, recalculated utilization percentages using the rounded volumes presented may differ due to rounding.

Our worldwide refining crude oil capacity utilization rate was 96% and 95% for the three and six months ended June 30, 2026, respectively, compared with 98% and 89% in the three and six months ended June 30, 2025, respectively. The decrease for the three months ended June 30, 2026, was primarily due to higher turnaround activity. The increase for the six months ended June 30, 2026, was due to lower turnaround activity.

Marketing and Specialties

	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025

	Millions of Dollars

Income Before Income Taxes	$583	571	422	1,853

	Dollars Per Barrel
Income Before Income Taxes
U.S.	$1.13	2.32	0.05	1.55
International	11.92	1.96	4.02	20.74

Realized Marketing Fuel Margins*
U.S.	$1.82	2.83	0.73	2.14
International	4.63	7.11	0.39	6.00
* See the “Non-GAAP Reconciliations” section for a reconciliation of this non-GAAP measure to the most directly comparable GAAP measure, income before income taxes per barrel.

	Dollars Per Gallon
U.S. Average Wholesale Prices*
Gasoline	$3.48	2.56	3.00	2.53
Distillates	4.05	2.60	3.50	2.58
* On third-party branded petroleum product sales.

	Thousands of Barrels Daily
Marketing Refined Product Sales
Gasoline	1,277	1,301	1,247	1,248
Distillates	992	971	954	938
Other	60	70	54	55
	2,329	2,342	2,255	2,241

The M&S segment purchases for resale and markets refined products, mainly in the United States and Europe. In addition, this segment includes the manufacturing and marketing of base oils and lubricants.

Results from the M&S segment increased $12 million and decreased $1,431 million for the three and six months ended June 30, 2026, respectively. The increase in the three months ended June 30, 2026, was primarily driven by impacts associated with the partial sale of Germany and Austria Marketing, along with higher equity earnings from Excel Paralubes. These increases were partially offset by lower domestic marketing fuel margins and legal accruals. The decrease in the six months ended June 30, 2026, was primarily due to a before-tax gain of $1 billion associated with the sale of our investment in Coop recognized in January 2025, as well as lower U.S. and international marketing fuel margins, mainly driven by commodity derivative activity. These decreases were partially offset by activity associated with the partial sale of Germany and Austria Marketing.

In the Notes to Consolidated Financial Statements, see Note 6—Investments, Loans and Long-Term Receivables, for additional information regarding the sale of Coop and partial sale of Germany and Austria Marketing, Note 12—Contingencies and Commitments, for additional information regarding legal accruals and Note 13—Derivatives and Financial Instruments, for additional information on commodity derivative activity. Additionally, reference the “Executive Overview and Business Environment” section for information on marketing fuel margins and other market factors impacting this quarter’s results.

Renewable Fuels

	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025

	Millions of Dollars

Income (Loss) Before Income Taxes	$544	(133)	503	(318)

	Thousands of Barrels Daily
Operating Statistics
Total Renewable Fuels Produced	53	40	47	42
Total Renewable Fuel Sales	65	71	59	67

Market Indicators
Chicago Board of Trade (CBOT) soybean oil (dollars per pound)	$0.73	0.49	0.66	0.47
California Low-Carbon Fuel Standard (LCFS) carbon credit (dollars per metric ton)	68.65	52.33	67.07	59.30
California Air Resource Board (CARB) ultra-low-sulfur diesel (ULSD) - San Francisco (dollars per gallon)	4.19	2.52	3.56	2.48
Biodiesel Renewable Identification Number (RIN) (dollars per RIN)	2.12	1.08	1.78	0.94

The Renewable Fuels segment processes renewable feedstocks into renewable products at the Rodeo Complex and at our Humber Refinery. In addition, this segment includes the global activities to procure renewable feedstocks, manage certain regulatory credits and market renewable fuels.

Results from the Renewable Fuels segment increased $677 million and $821 million for the three and six months ended June 30, 2026, respectively, primarily due to higher values of regulatory credits.

See the “Executive Overview and Business Environment” section for information on market factors impacting this quarter’s results.

Corporate and Other

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
Loss Before Income Taxes
Net interest expense	$(233)	(230)	(488)	(417)
Corporate overhead and other	(168)	(196)	(355)	(370)
NOVONIX	(6)	(2)	(15)	(17)
Total Corporate and Other	$(407)	(428)	(858)	(804)

Net interest expense consists of interest and financing expense, net of interest income and capitalized interest. Corporate overhead and other includes general and administrative expenses, technology costs, environmental costs associated with sites no longer in operation, restructuring costs related to our business transformation, foreign currency transaction gains and losses and other costs not directly associated with an operating segment. Effective in the first quarter of 2026, activities associated with the decommissioning and redevelopment of our idled Los Angeles Refinery site are also included in corporate overhead and other. In addition, Corporate and Other includes the change in the fair value of our investment in NOVONIX. See Note 14—Fair Value Measurements, in the Notes to Consolidated Financial Statements for additional information regarding our investment in NOVONIX.

Net interest expense increased $3 million and $71 million for the three and six months ended June 30, 2026, respectively. The increase in the six months ended June 30, 2026, was primarily driven by higher average debt balances, partially offset by increased average cash balances.

Corporate overhead and other costs decreased $28 million and $15 million for the three and six months ended June 30, 2026, respectively. The decreases for both periods were primarily due to lower depreciation expense associated with information technology assets and advisory fees related to proxy solicitation services, both recorded in 2025, partially offset by costs associated with the decommissioning and redevelopment of our idled Los Angeles Refinery site. The decrease for the three months ended June 30, 2026, was additionally impacted by the timing of corporate charitable contributions, while the decrease for the six months ended June 30, 2026, also reflected charges associated with canceled projects recorded in the first quarter of 2025.

CAPITAL RESOURCES AND LIQUIDITY

Financial Indicators

	Millions of Dollars, Except as Indicated
	June 30 2026	December 31 2025

Cash and cash equivalents	$4,099	1,116
Short-term debt	1,797	1,038
Total debt	20,565	19,716
Total equity	32,703	30,241
Percent of total debt to capital*	39%	39
Percent of floating-rate debt to total debt	6%	2
* Capital includes total debt and total equity.

To meet our short- and long-term liquidity requirements, we use a variety of funding sources but rely primarily on cash generated from operating activities and debt financing. During the first six months of 2026, we generated $5 billion of cash from operations, increased cash and cash equivalents by $3 billion and had net debt borrowings of $1 billion. We funded capital expenditures and investments of $1.3 billion, paid $1 billion of dividends to our common stockholders, and repurchased $0.6 billion of our common stock. At this time, we believe that our cash on hand, as well as the sources of liquidity described herein, will be sufficient to fund our obligations over the short- and long-term.

Significant Sources of Capital

Operating Activities
During the first six months of 2026, cash generated by operating activities was $5 billion, compared with $1 billion for the first six months of 2025. The increase was primarily due to higher earnings, driven by an increase in realized refining margins, as well as favorable working capital impacts. The favorable working capital impacts were primarily driven by the net timing of payments and collections, lower inventory, and higher taxes and other accruals. These increases in working capital were partially offset by higher prepaid expenses and other current assets.

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

Equity Affiliate Operating Distributions
Our operating cash flows are also impacted by distribution decisions made by our equity affiliates. During the first six months of 2026, cash from operations included aggregate distributions of $287 million from our equity affiliates, while cash from operations during the first six months of 2025 included aggregate distributions of $501 million from our equity affiliates. We cannot control the amount of future dividends from equity affiliates; therefore, future dividend payments by these equity affiliates are not assured.

Term Loan Agreement
On March 18, 2026 (the Term Loan Closing Date), Phillips 66 Company entered into a 364-day, $2.25 billion term loan agreement guaranteed by Phillips 66 (the Term Loan Agreement). The Term Loan Agreement provides for a single borrowing on the Term Loan Closing Date and matures 364 days after the Term Loan Closing Date. The Term Loan Agreement contains customary covenants similar to those contained in our revolving credit agreement, including a maximum consolidated net debt-to-capitalization ratio of 65% as of the last day of each fiscal quarter. The Term Loan Agreement has customary events of default, such as nonpayment of principal when due; nonpayment of interest, fees or other amounts after grace periods; and violation of covenants. We may at any time prepay outstanding borrowings under the Term Loan Agreement, in whole or in part, without premium or penalty. Outstanding borrowings under the Term Loan Agreement bear interest at either: (a) the term Secured Overnight Financing Rate (SOFR) in effect from time to time plus an applicable margin of 1.100%; or (b) the reference rate (as described in the Term Loan Agreement) plus an applicable margin of 0.100%. At June 30, 2026, $1.25 billion was outstanding under the Term Loan Agreement, which matures in March 2027. On July 31, 2026, this amount was fully repaid.

Accounts Receivable Securitization
On September 30, 2024, Phillips 66 Company entered into a 364-day, $500 million accounts receivable securitization facility (the Receivables Securitization Facility). Under the Receivables Securitization Facility, Phillips 66 Company sells or contributes on an ongoing basis, certain of its receivables, together with related security and interests in the proceeds thereof, to its wholly owned subsidiary, Phillips 66 Receivables LLC (P66 Receivables), a consolidated and bankruptcy-remote special purpose entity created for the sole purpose of transacting under the Receivables Securitization Facility. During 2025, Phillips 66 Company amended the Receivables Securitization Facility to, among other things, increase the maximum size of the Receivables Securitization Facility to $1.25 billion and extend the term of the facility through September 28, 2026. On March 13, 2026, Phillips 66 Company amended the Receivables Securitization Facility to, among other things, increase the maximum size of the Receivables Securitization Facility from $1.25 billion to $1.75 billion and permit P66 Receivables to request a future increase in the maximum facility size up to $2 billion. Under the amended Receivables Securitization Facility, P66 Receivables may borrow and incur indebtedness from, and/or sell certain accounts receivable in an amount not to exceed $1.75 billion in the aggregate, and will secure its obligations with a pledge of undivided interests in such receivables, together with related security and interests in the proceeds thereof, to PNC Bank, National Association, as Administrative Agent, for the benefit of the secured parties thereunder. Accounts receivable outstanding under the Receivables Securitization Facility accrue interest at an adjusted term SOFR plus the applicable margin. In all instances, Phillips 66 Company retains the servicing of the accounts receivable transferred.

Accounts receivable sold under the Receivables Securitization Facility meet the sale criteria under ASC 860, Transfers and Servicing, and are derecognized from the consolidated balance sheet. P66 Receivables guarantees payment, in full, for accounts receivable sold to the purchasers. For the three months ended June 30, 2026, we sold $342 million of accounts receivable for cash proceeds. For the six months ended June 30, 2026, we sold $606 million of accounts receivable in exchange for cash proceeds of $342 million and a $264 million reduction in our borrowings under the Receivables Securitization Facility, which was recognized as a non-cash financing transaction. For the three months ended June 30, 2025, we sold $303 million of accounts receivable in exchange for a $303 million reduction in our borrowings under the Receivables Securitization Facility, which was recognized as a non-cash financing transaction. For the six months ended June 30, 2025, we sold $433 million of accounts receivable in exchange for cash proceeds of $130 million and a $303 million reduction in our borrowings under the Receivables Securitization Facility. We recognized immaterial charges associated with the transfers of financial assets, which are included as a component within the line item “Selling, general and administrative expenses” on our consolidated statement of income, during the three and six months ended June 30, 2026 and 2025.

Borrowings under the Receivables Securitization Facility are recognized as short-term debt on the consolidated balance sheet. Borrowings are secured by the accounts receivable, held by P66 Receivables, which remain reported as accounts receivable on the consolidated balance sheet. At June 30, 2026, we had no outstanding borrowings under the Receivables Securitization Facility. We had outstanding borrowings of $200 million at December 31, 2025, which were secured by accounts receivable held by P66 Receivables of $4.4 billion included within the “Accounts and notes receivable” line item on our consolidated balance sheet.

At June 30, 2026, we had utilized $346 million of the $1.75 billion capacity of the Receivables Securitization Facility, all of which was from sold accounts receivable not yet remitted to the Administrative Agent. At December 31, 2025, we had utilized $367 million of the $1.25 billion capacity of the Receivables Securitization Facility from $167 million of sold accounts receivable not yet remitted to the Administrative Agent and $200 million of outstanding borrowings.

Accounts Receivable Factoring
In addition to the Receivables Securitization Facility, discussed in Note 9—Debt, Phillips 66 maintains other accounts receivable factoring facilities with various financial institutions that enable Phillips 66 to sell certain eligible accounts receivable to these financial institutions on a non-recourse basis for which we retain the servicing of the accounts receivable transferred. Sales of accounts receivable under these facilities meet the sale criteria under ASC 860, Transfers and Servicing, and are derecognized from the consolidated balance sheet. Cash receipts from the sale of accounts receivable, received at the time of sale, are classified as cash flows from operating activities. For the three and six months ended June 30, 2026, we sold $1.3 billion and $1.7 billion, respectively, of accounts receivable for cash proceeds under these facilities. As of June 30, 2026, and December 31, 2025, $636 million and $195 million, respectively, remained uncollected of the total accounts receivable sold and derecognized from the consolidated balance sheet. We recognized immaterial charges associated with these transfers, which are included as a component within the line item “Selling, general and administrative expenses” on our consolidated statement of income for the three and six months ended June 30, 2026.

Credit Facilities and Commercial Paper

Phillips 66 and Phillips 66 Company
On January 13, 2025, we entered into a $200 million uncommitted credit facility (the 2025 Uncommitted Facility) with Phillips 66 Company as the borrower and Phillips 66 as the guarantor. The 2025 Uncommitted Facility contains covenants and events of default customary for unsecured uncommitted facilities. The 2025 Uncommitted Facility has no commitment fees or compensating balance requirements. Outstanding borrowings under the 2025 Uncommitted Facility bear interest at a rate of either (a) the adjusted term SOFR plus the applicable margin, (b) the adjusted daily simple SOFR plus the applicable margin or (c) the base rate, in each case plus the applicable margin. Each borrowing matures six months from the date of such borrowing. We may at any time prepay outstanding borrowings, in whole or in part, without premium or penalty. On March 26, 2026, Phillips 66 amended the 2025 Uncommitted Facility to increase the capacity by $100 million. At June 30, 2026, and December 31, 2025, no borrowings were outstanding under the 2025 Uncommitted Facility.

On June 25, 2024, we entered into a $400 million uncommitted credit facility (the 2024 Uncommitted Facility) with Phillips 66 Company as the borrower and Phillips 66 as the guarantor. The 2024 Uncommitted Facility contains covenants and events of default customary for unsecured uncommitted facilities. The 2024 Uncommitted Facility has no commitment fees or compensating balance requirements. Outstanding borrowings under the 2024 Uncommitted Facility bear interest at a rate of either (a) the adjusted term SOFR, (b) the adjusted daily simple SOFR or (c) the reference rate, in each case plus the applicable margin. Each borrowing matures six months from the date of such borrowing. We may at any time prepay outstanding borrowings, in whole or in part, without premium or penalty. At June 30, 2026, and December 31, 2025, no borrowings were outstanding under the 2024 Uncommitted Facility.

On February 28, 2024, we entered into a new $5 billion revolving credit agreement (the Facility) with Phillips 66 Company as the borrower and Phillips 66 as the guarantor and a scheduled maturity date of February 28, 2029. The Facility replaced our previous $5 billion revolving credit facility dated as of June 23, 2022, with Phillips 66 Company as the borrower and Phillips 66 as the guarantor, and the previous revolving credit facility was terminated. The Facility contains customary covenants similar to the previous revolving credit facility, including a maximum consolidated net debt-to-capitalization ratio of 65% as of the last day of each fiscal quarter. The Facility has customary events of default, such as nonpayment of principal when due; nonpayment of interest, fees or other amounts after grace periods; and violation of covenants. We may at any time prepay outstanding borrowings under the Facility, in whole or in part, without premium or penalty. We have the option to increase the overall capacity to $6 billion, subject to certain conditions. We also have the option to extend the scheduled maturity of the Facility for up to two additional one-year terms, subject to, among other things, the consent of the lenders holding the majority of the commitments and of each lender extending its commitment. Outstanding borrowings under the Facility bear interest at either (a) the adjusted term SOFR (as described in the Facility) in effect from time to time plus the applicable margin; or (b) the reference rate (as described in the Facility) plus the applicable margin. The pricing levels for the commitment fee and interest-rate margins are determined based on the ratings in effect for our senior unsecured long-term debt from time to time. At June 30, 2026, and December 31, 2025, no amount had been drawn under the Facility.

Phillips 66 also has a $5 billion uncommitted commercial paper program for short-term working capital needs that is supported by the Facility. Commercial paper maturities are contractually limited to less than one year. At June 30, 2026, no borrowings were outstanding under this program, while at December 31, 2025, $200 million of commercial paper had been issued under this program.

Total Committed Capacity Available
At June 30, 2026, and December 31, 2025, we had approximately $6.4 billion and $5.7 billion, respectively, of total committed capacity available under the credit facilities described above.

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

Off-Balance Sheet Arrangements

Lease Residual Value Guarantees
Under the operating lease agreement for our headquarters facility in Houston, Texas, we have the option, at the end of the lease term in September 2030, to request to renew the lease, purchase the facility or assist the lessor in marketing it for resale. This agreement includes a residual value guarantee with a maximum potential future exposure of $404 million at June 30, 2026. In addition, we have residual value guarantees associated with railcar, airplane and truck leases with maximum potential future exposures totaling $174 million at June 30, 2026. These leases have remaining terms of one to ten years.

Dakota Access, LLC (Dakota Access) and Energy Transfer Crude Oil Company, LLC (ETCO)
In 2020, the trial court presiding over litigation brought by the Standing Rock Sioux Tribe (the Tribe) ordered the U.S. Army Corps of Engineers (USACE) to prepare an Environmental Impact Statement (EIS) addressing environmental impacts from the Dakota Access Pipeline (DAPL) easement under Lake Oahe; although the easement was later vacated, operations have continued while USACE completed the EIS process, and the Tribe’s shutdown requests were denied. The final EIS, published in December 2025, laid out multiple alternatives, including denial, abandonment, continued operation under the 2017 conditions, continued operation with additional conditions and a reroute. In May 2026, the USACE issued the signed Record of Decision (ROD), which authorizes continued operation under a new easement with enhanced safety and environmental conditions. More specifically, the ROD requires mitigation measures beyond the 2017 easement, including alternative water supply planning, groundwater monitoring, biannual Lake Oahe surveillance, fish tissue sampling after a release, eagle-protection measures, periodic independent expert review of leak detection technologies, emergency food distribution planning for affected Tribal communities and continued Tribal engagement on subsistence-use studies. The costs to comply with these additional mitigation measures are minimal and are not expected to have a material impact on our financial statements.

During the final EIS process, the Tribe flagged ETCO’s potential future Canadian crude shipments through DAPL, but ETCO told USACE there are no confirmed plans and none would occur before late 2028 or early 2029 without regulatory and shipper approvals. USACE found the issue did not require supplemental environmental review or alter its selected alternative, but added a condition requiring ETCO to submit updated reports and oil-consumption documentation for USACE review before transporting materially different crude through Lake Oahe.

Because the ROD has been issued, challenges to USACE’s final decision and environmental analysis may now be brought forward. The Tribe and potentially affiliated environmental groups could file a new challenge in federal district court in Washington, D.C.

Dakota Access and ETCO have guaranteed repayment of senior unsecured notes issued by a wholly owned subsidiary of Dakota Access. At June 30, 2026, the aggregate principal amount outstanding of Dakota Access’ senior unsecured notes was $850 million.

In addition, Phillips 66 Partners LP (Phillips 66 Partners), a wholly owned subsidiary of Phillips 66, and its co-venturers in Dakota Access also provided a Contingent Equity Contribution Undertaking (CECU) in conjunction with the notes offering. At June 30, 2026, our 25% share of the maximum potential equity contributions under the CECU was approximately $215 million. If the pipeline is required to cease operations, it may have a material adverse effect on our results of operations and cash flows. Should operations cease and Dakota Access and ETCO not have sufficient funds to pay its expenses, we also could be required to support our 25% share of the ongoing expenses, including scheduled interest payments on the notes of approximately $10 million annually, in addition to the potential obligations under the CECU at June 30, 2026.

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

Debt Financing
Our debt balance at June 30, 2026, and December 31, 2025, was $20.6 billion and $19.7 billion, respectively. Our total debt-to-capital ratio was 39% at June 30, 2026, and December 31, 2025.

On June 30, 2026, Phillips 66 Company repaid $1 billion of the outstanding $2.25 billion borrowed under its term loan that matures in March 2027.

On February 17, 2026, upon maturity, Phillips 66 repaid the remaining $100 million outstanding on its 1.300% Senior Notes due February 2026, with an aggregate principal amount of $500 million.

We may from time to time reduce our outstanding debt and level of interest expense through redemption of debt securities prior to maturity or repurchases of debt securities in the open market, in privately negotiated transactions, through tender offers or otherwise.

Acquisition
On April 28, 2026, we acquired the assets and associated infrastructure of the Lindsey Oil Refinery for a purchase price of $115 million. This acquisition will provide storage and other infrastructure assets to enhance Humber Refinery operations and improve fuel supply to U.K. customers upon integration with the Humber Refinery. See Note 7—Properties, Plants and Equipment, in the Notes to Consolidated Financial Statements for additional information.

Dividends
On April 17, 2026, our Board of Directors declared a quarterly cash dividend of $1.27 per common share. This dividend was paid on June 1, 2026, to shareholders of record as of the close of business on May 18, 2026. On July 9, 2026, our Board of Directors declared a quarterly cash dividend of $1.27 per common share. This dividend is payable on September 1, 2026, to shareholders of record as of the close of business on August 18, 2026.

Share Repurchases
On July 29, 2026, our Board of Directors approved a $10 billion increase to our share repurchase authorization. Since July 2012, our Board of Directors has authorized an aggregate of $35 billion of repurchases of our outstanding common stock under our share repurchase program. Our share repurchase authorizations do not expire. Any future share repurchases will be made at the company’s discretion, subject to market conditions and other factors, and in accordance with applicable regulatory requirements. For the six months ended June 30, 2026, we repurchased 4 million shares at an aggregate cost of approximately $0.6 billion. Since July 2012, we have repurchased 252 million shares under our share repurchase program at an aggregate cost of $23.3 billion. Shares of stock repurchased are held as treasury shares.

Employee Benefit Plan Contributions
During the six months ended June 30, 2026, we contributed $15 million to our U.S. pension and other postretirement benefit plans and $3 million to our international pension plans. We currently expect to make additional contributions of approximately $185 million to our U.S. pension and other postretirement benefit plans and approximately $1 million to our international pension plans during the remainder of 2026.

Capital Spending

	Millions of Dollars
	Six Months Ended June 30
	2026	2025
Capital Expenditures and Investments
Midstream	$771	600
Chemicals	—	—
Refining*	465	324
Marketing and Specialties	29	49
Renewable Fuels	16	18
Corporate and Other**	27	19
Total Capital Expenditures and Investments	$1,308	1,010

Selected Equity Affiliates***
CPChem	262	407
WRB*	—	65
	$262	472
    * On October 1, 2025, we acquired the remaining 50% equity interest in WRB from Cenovus. As such, 100% of WRB’s capital expenditures and investments for the first six months of 2026 are included in Refining capital expenditures and investments.

** Includes cost associated with the redevelopment of our idled Los Angeles Refinery site.
*** Our share of joint ventures’ capital spending.

Midstream
During the first six months of 2026, capital spending in our Midstream segment was $771 million. Capital spending was primarily related to sanctioned construction of new gas processing plants in the Permian Basin and associated supporting infrastructure, gathering and processing projects to further align our wellhead-to-market strategy and spending associated with other reliability and maintenance projects in our Transportation and NGL businesses.

Chemicals
During the first six months of 2026, on a 100% basis, CPChem’s capital expenditures and investments were $524 million. Capital spending was primarily for the development of petrochemical projects on the U.S. Gulf Coast and in the Middle East, as well as sustaining and optimization projects on existing assets. CPChem’s capital program was self-funded, and we expect CPChem to continue self-funding its capital program for the remainder of 2026.

Refining
Capital spending for the Refining segment during the first six months of 2026 was $465 million. Major capital activities included spend to improve reliability at our refineries and installation of facilities to improve market capture, product value and utilization.

Marketing and Specialties
Capital spending for the M&S segment during the first six months of 2026 was $29 million, primarily for marketing-related information technology enhancements, spend associated with marketing and commercial fleet fueling businesses on the U.S. West Coast and the continued development and enhancement of retail sites in the United Kingdom.

Renewable Fuels
Capital spending for the Renewable Fuels segment during the first six months of 2026 was $16 million. The capital spending was focused on product mix optimization, logistics and improving feed flexibility on existing assets.

Corporate and Other
Capital spending for Corporate and Other during the first six months of 2026 was $27 million, primarily for redevelopment costs related to the idled Los Angeles Refinery site, as well as information technology.

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

Propel Fuels Litigation
In late 2017, as part of Phillips 66 Company’s evaluation of various opportunities in the renewable fuels business, Phillips 66 Company engaged with Propel Fuels, Inc. (Propel Fuels), a California company that distributes E85 and other alternative fuels through fueling kiosks. Ultimately, the parties were not able to reach an agreement, and negotiations were terminated in August 2018. On February 17, 2022, Propel Fuels filed a lawsuit in the Superior Court of California, County of Alameda (the Propel Court), alleging that Phillips 66 Company misappropriated trade secrets related to Propel Fuels’ renewable fuels business during and after due diligence. On October 16, 2024, a jury returned a verdict against Phillips 66 Company for $604.9 million in compensatory damages and issued a willfulness finding. Based on the willfulness finding, the Propel Court later granted Propel Fuels’ requests for exemplary damages and attorney’s fees and costs. On August 5, 2025, the Propel Court entered a final judgment against Phillips 66 Company in the amount of $833 million. The judgment includes the $604.9 million jury verdict, $195 million of exemplary damages, and $33.3 million of pre-judgment interest at 7%. From the date of final judgment, post-judgment interest of 10% is accruing, which is included within the “Selling, general and administrative expenses” line on our consolidated statement of income and reported in the M&S segment. On November 14, 2025, Phillips 66 Company filed its Notice of Appeal, which has been assigned to Division Two of the First District Court of Appeal. On July 10, 2026, Phillips 66 Company filed its opening brief with the Court of Appeal. Phillips 66 Company denies any wrongdoing and intends to vigorously defend its position.

The accrued amounts totaling $928 million and $867 million as of June 30, 2026, and December 31, 2025, respectively, are reflected as “Other liabilities and deferred credits” on our consolidated balance sheet. However, it is reasonably possible that the estimate of the loss could change based on the progression of the case, including the appeals process. If information were to become available that would allow us to reasonably estimate a range of potential exposure in an amount higher or lower than the amount already accrued, we would adjust our accrued liabilities accordingly. While Phillips 66 Company believes the jury verdict is not legally or factually supported, there can be no assurances that such defense efforts will be successful. Until the final resolution of this matter, we may be exposed to losses in excess of the amount recorded, and such amounts may have a material adverse effect on our financial position.

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

We can fulfill our obligation under the Renewable Fuel Standard (RFS) through blending renewable fuels into the motor fuels we produce, producing renewable fuels at the Rodeo Complex, or through purchasing RINs on the open market. For the six months ended June 30, 2026, we incurred expenses of $269 million associated with our obligation to purchase RINs in the open market to comply with the RFS for our wholly owned refineries. These expenses are included within the “Purchased crude oil and products” line item on our consolidated statement of income. For the six months ended June 30, 2025, we primarily fulfilled our obligation under RFS through blending renewable fuels into the motor fuels we produced or by renewable fuels produced at the Rodeo Complex and incurred no expenses to purchase RINs in the open market to comply with RFS for our wholly owned refineries. Prior to the acquisition of WRB in October 2025, our jointly owned refineries also incurred expenses associated with the purchase of RINs in the open market, of which our share was $175 million for the six months ended June 30, 2025, and were included within the “Equity in earnings of affiliates” line item on our consolidated statement of income. The amount of these expenses and fluctuations between periods is primarily driven by the market price of RINs, refinery and renewable fuels production, blending activities and renewable volume obligation requirements.

We occasionally receive requests for information or notices of potential liability from the Environmental Protection Agency (EPA) and state environmental agencies alleging that we are a potentially responsible party under the Federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or an equivalent state statute. On occasion, we also have been made a party to cost recovery litigation by those agencies or by private parties. These requests, notices and lawsuits assert potential liability for remediation costs at various sites that typically are not owned by us, but allegedly contain wastes attributable to our past operations. At March 31, 2026, we reported that we had been notified of potential liability under CERCLA and comparable state laws at 17 sites within the United States and Puerto Rico. There were no changes reported during the second quarter of 2026, thus, leaving 17 unresolved sites with potential liability at June 30, 2026.

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

GUARANTOR FINANCIAL INFORMATION

We have various cross guarantees between Phillips 66 and its wholly owned subsidiary Phillips 66 Company (together, the Obligor Group) with respect to publicly held debt securities. Phillips 66 conducts substantially all of its operations through subsidiaries, including Phillips 66 Company, and those subsidiaries generate substantially all of its operating income and cash flows. Phillips 66 has fully and unconditionally guaranteed the payment obligations of Phillips 66 Company with respect to its publicly held debt securities. In addition, Phillips 66 Company has fully and unconditionally guaranteed the payment obligations of Phillips 66 with respect to its publicly held debt securities. All guarantees are full and unconditional. At June 30, 2026, $15.9 billion of publicly held debt securities has been guaranteed by the Obligor Group.

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

The summarized results of operations for the six months ended June 30, 2026, and the summarized financial position at June 30, 2026, and December 31, 2025, for the Obligor Group on a combined basis were:

Summarized Combined Statement of Income	Millions of Dollars
Six Months Ended June 30, 2026

Sales and other operating revenues	$63,574
Revenues and other income—non-guarantor subsidiaries	17,665
Purchased crude oil and products—third parties	46,855
Purchased crude oil and products—related parties	1,206
Purchased crude oil and products—non-guarantor subsidiaries	27,311
Income before income taxes	2,543
Net income	2,000

Summarized Combined Balance Sheet	Millions of Dollars
	June 30 2026	December 31 2025

Accounts and notes receivable—third parties	$1,240	1,348
Accounts and notes receivable—related parties	437	254
Due from non-guarantor subsidiaries, current	5,316	3,825
Total current assets	13,825	9,676
Investments and long-term receivables	8,950	8,502
Net properties, plants and equipment	10,857	10,964
Goodwill	906	906
Due from non-guarantor subsidiaries, noncurrent	650	548
Other assets associated with non-guarantor subsidiaries	868	1,015
Total noncurrent assets	25,061	24,575
Total assets	38,886	34,251

Due to non-guarantor subsidiaries, current	$6,663	5,892
Total current liabilities	18,168	13,788
Long-term debt	15,461	15,465
Due to non-guarantor subsidiaries, noncurrent	10,175	10,859
Total noncurrent liabilities	32,987	33,243
Total liabilities	51,155	47,031
Total equity	(12,269)	(12,780)
Total liabilities and equity	38,886	34,251

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

	Millions of Dollars, Except as Indicated
Realized Refining Margins	Atlantic Basin/ Europe	Gulf Coast	Central Corridor	†	West Coast	Worldwide

Three Months Ended June 30, 2026
Income before income taxes	$352	953	1,599		158	3,062
Plus:
Taxes other than income taxes	16	25	41		6	88
Depreciation, amortization and impairments	58	67	81		16	222
Selling, general and administrative expenses	12	8	(5)		10	25
Operating expenses	314	247	530		53	1,144
Equity in losses of affiliates	1	—	—		—	1
Other segment (income) expense, net	(66)	(2)	(3)		8	(63)
Proportional share of refining gross margins contributed by equity affiliates	20	—	—		—	20
Realized refining margins	$707	1,298	2,243		251	4,499

Total processed inputs (thousands of barrels)	48,969	53,522	75,902		8,467	186,860

Income before income taxes per barrel (dollars per barrel)**	$7.20	17.80	21.07		18.69	16.39
Realized refining margins (dollars per barrel)***	14.44	24.25	29.56		29.65	24.08

Three Months Ended June 30, 2025
Income (loss) before income taxes	$49	101	392		(183)	359
Plus:
Taxes other than income taxes	20	24	25		25	94
Depreciation, amortization and impairments	53	67	44		282	446
Selling, general and administrative expenses	8	5	13		6	32
Operating expenses	281	257	146		164	848
Equity in losses of affiliates	2	—	—		—	2
Other segment (income) expense, net	(33)	—	(28)		14	(47)
Proportional share of refining gross margins contributed by equity affiliates	22	—	212		—	234
Realized refining margins	$402	454	804		308	1,968

Total processed inputs (thousands of barrels)	49,270	52,111	28,710		21,914	152,005
Adjusted total processed inputs (thousands of barrels)*	49,270	52,111	51,477		21,914	174,772

Income (loss) before income taxes per barrel (dollars per barrel)**	$1.00	1.93	13.67		(8.37)	2.36
Realized refining margins (dollars per barrel)***	8.16	8.71	15.61		14.06	11.25
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

	Millions of Dollars, Except as Indicated
Realized Refining Margins	Atlantic Basin/ Europe	Gulf Coast	Central Corridor	†	West Coast	Worldwide

Six Months Ended June 30, 2026
Income before income taxes	$719	1,157	1,181		213	3,270
Plus:
Taxes other than income taxes	36	54	83		21	194
Depreciation, amortization and impairments	117	133	157		32	439
Selling, general and administrative expenses	21	9	34		13	77
Operating expenses	622	545	1,104		102	2,373
Equity in losses of affiliates	1	—	—		—	1
Other segment income, net	(57)	(2)	—		(15)	(74)
Proportional share of refining gross margins contributed by equity affiliates	46	—	—		—	46
Realized refining margins	$1,505	1,896	2,559		366	6,326

Total processed inputs (thousands of barrels)	99,876	106,386	144,302		17,097	367,661

Income before income taxes per barrel (dollars per barrel)**	$7.20	10.88	8.18		12.49	8.90
Realized refining margins (dollars per barrel)***	15.04	17.82	17.73		21.31	17.21

Six Months Ended June 30, 2025
Income (loss) before income taxes	$(150)	(232)	342		(538)	(578)
Plus:
Taxes other than income taxes	42	59	51		52	204
Depreciation, amortization and impairments	109	139	85		570	903
Selling, general and administrative expenses	14	14	36		14	78
Operating expenses	654	638	294		336	1,922
Equity in losses of affiliates	4	—	103		—	107
Other segment (income) expense, net	(39)	1	(40)		26	(52)
Proportional share of refining gross margins contributed by equity affiliates	43	—	332		—	375
Realized refining margins	$677	619	1,203		460	2,959

Total processed inputs (thousands of barrels)	87,986	89,317	55,879		43,276	276,458
Adjusted total processed inputs (thousands of barrels)*	87,986	89,317	99,752		43,276	320,331

Income (loss) before income taxes per barrel (dollars per barrel)**	$(1.70)	(2.60)	6.13		(12.43)	(2.09)
Realized refining margins (dollars per barrel)***	7.68	6.92	12.07		10.64	9.23
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

	Millions of Dollars, Except as Indicated
	Three Months Ended June 30, 2026		Three Months Ended June 30, 2025
	U.S.	International	U.S.	International
Realized Marketing Fuel Margins
Income before income taxes	$217	232	429	56
Plus:
Depreciation and amortization	14	1	12	13
Selling, general and administrative expenses	271	8	202	72
Equity in earnings of affiliates	(17)	(40)	(11)	(1)
Other operating revenues*	(145)	(1)	(121)	(8)
Other expense, net	10	—	12	—
Special items:
Net (gain) loss on asset dispositions	—	(110)	—	89
Marketing margins	350	90	523	221
Less: margin for nonfuel related sales	—	—	—	18
Realized marketing fuel margins	$350	90	523	203

Total fuel sales volumes (thousands of barrels)	192,410	19,466	184,591	28,560

Income before income taxes per barrel (dollars per barrel)	$1.13	11.92	2.32	1.96
Realized marketing fuel margins (dollars per barrel)**	1.82	4.63	2.83	7.11
* Includes other nonfuel revenues.
** Realized marketing fuel margins per barrel, as presented, are calculated using the underlying realized marketing fuel margin amounts, in dollars, divided by sales volumes, in barrels. As such, recalculated per barrel amounts using the rounded margins and barrels presented may differ from the presented per barrel amounts.

	Millions of Dollars, Except as Indicated
	Six Months Ended June 30, 2026		Six Months Ended June 30, 2025
	U.S.	International	U.S.	International
Realized Marketing Fuel Margins
Income before income taxes	$17	163	540	1,173
Plus:
Depreciation and amortization	26	3	25	15
Selling, general and administrative expenses	500	17	405	137
Equity in earnings of affiliates	(26)	(57)	(18)	(9)
Other operating revenues*	(267)	(2)	(226)	(20)
Other expense, net	17	1	21	3
Special items:
Net gain on asset dispositions	—	(110)	—	(928)
Marketing margins	267	15	747	371
Less: margin for nonfuel related sales	—	—	—	32
Realized marketing fuel margins	$267	15	747	339

Total fuel sales volumes (thousands of barrels)	367,741	40,556	349,090	56,571

Income before income taxes per barrel (dollars per barrel)	$0.05	4.02	1.55	20.74
Realized marketing fuel margins (dollars per barrel)**	0.73	0.39	2.14	6.00
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
•The factors generally described in Item 1A.—Risk Factors in our 2025 Annual Report on Form 10-K.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our interest rate risk at June 30, 2026, did not differ materially from the risks disclosed under Item 7A of our 2025 Annual Report on Form 10-K. See Note 9—Debt for information related to debt.

We are exposed to market risks produced by changes in commodity prices, such as crude oil, refined petroleum products, NGL, natural gas, renewable feedstocks and renewable fuels, and electric power. We use financial and commodity-based derivative contracts as economic hedges to manage exposures to fluctuations in commodity prices. These derivatives are marked-to-market at the end of the period and reflected in current period earnings; however, the associated physical positions are valued on the balance sheet using last-in, first-out (LIFO) accounting rules. This could create a timing difference in earnings recognition that is expected to unwind in future periods.

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

As a result of the elevated commodity price volatility driven by ongoing conflict in the Middle East, the VaR using Monte Carlo simulation with a 95% confidence level and a one-day holding period for derivative commodity instruments issued or held at June 30, 2026, increased compared with those instruments held at December 31, 2025. A hypothetical 10% increase in the market prices of commodities for our outstanding financial commodity derivative instruments as of June 30, 2026, would reduce the income before income taxes by approximately $350 million, and a hypothetical 10% decrease in the market prices of commodities would increase the income before income taxes by approximately $350 million. We remain at risk for possible changes in the market value of commodity derivative instruments; however, such risk could be mitigated by price changes in the underlying physical commodity. Effects of these offsets are not reflected in the above sensitivity analysis. We evaluate our portfolio of commodity derivative instruments on an ongoing basis and add or revise strategies in anticipation of and reaction to changes in market conditions and in risk profiles. Changes to our portfolio after June 30, 2026, would cause future income before income tax impacts to differ from those presented above.

For additional information about our use of derivative instruments, see Note 13—Derivatives and Financial Instruments, in the Notes to Consolidated Financial Statements.

Item 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file or submit under the Act, is recorded, processed, summarized and reported within the time periods specified in U.S. Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. As of June 30, 2026, with the participation of management, our Chairman and Chief Executive Officer and our Executive Vice President and Chief Financial Officer carried out an evaluation, pursuant to Rule 13a-15(b) of the Act, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our Chairman and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of June 30, 2026.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, in the quarterly period ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

From time to time, we may be involved in litigation and claims arising out of our operations in the normal course of business. Additionally, we have elected a $1 million threshold to disclose certain proceedings arising under federal, state or local environmental laws when a governmental authority is a party to the proceedings. Except as previously reported, we do not believe we are subject to any matters, individually or in the aggregate, that would have a material adverse effect on our business, financial condition, results of operations or cash flows. During the second quarter of 2026, there were no new matters and one material development with respect to matters previously reported.

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

Matters Previously Reported (unresolved or resolved since the Quarterly Report on Form 10-Q for the quarter ended March 31, 2026)
As described further in the “Legal Proceedings” section of Note 12—Contingencies and Commitments, in the Notes to Consolidated Financial Statements, on February 17, 2022, Propel Fuels, Inc. (Propel Fuels) filed a lawsuit in the Superior Court of California, County of Alameda (the Propel Court), alleging that Phillips 66 Company misappropriated trade secrets related to Propel Fuels’ renewable fuels business during and after due diligence. On October 16, 2024, a jury returned a verdict against Phillips 66 Company for $604.9 million in compensatory damages and issued a willfulness finding. Based on the willfulness finding, the Propel Court later granted Propel Fuels’ requests for exemplary damages and attorney’s fees and costs. On August 5, 2025, the Propel Court entered a final judgment against Phillips 66 Company in the amount of $833 million. The judgment includes the $604.9 million jury verdict, $195 million of exemplary damages, and $33.3 million of pre-judgment interest at 7%. From the date of final judgment, post-judgment interest of 10% is accruing. On November 14, 2025, Phillips 66 Company filed its Notice of Appeal, which has been assigned to Division Two of the First District Court of Appeal. On July 10, 2026, Phillips 66 Company filed its opening brief with the Court of Appeal. Phillips 66 Company denies any wrongdoing and intends to vigorously defend its position. While Phillips 66 Company believes the jury verdict is not legally or factually supported, there can be no assurances that such defense efforts will be successful. Until the final resolution of this matter, we may be exposed to losses in excess of the amount recorded, and such amounts may have a material adverse effect on our financial position.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
On July 29, 2026, our Board of Directors approved a $10 billion increase to our share repurchase authorization. Any future share repurchases will be made at the company’s discretion, subject to market conditions and other factors, and in accordance with applicable regulatory requirements.

				Millions of Dollars
Period	Total Number of Shares Purchased*	Average Price Paid per Share**	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs***	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2026	780,330	$166.42	780,330	$1,905
May 1-31, 2026	678,880	177.36	678,880	1,785
June 1-30, 2026	708,970	177.69	708,970	1,659
Total	2,168,180	$173.53	2,168,180
* Includes repurchase of shares of common stock from company employees in connection with the company’s broad-based employee incentive plans, when applicable.
** Average price paid per share includes excise taxes.
*** Since the inception of our share repurchase program in 2012, our Board of Directors has authorized an aggregate of $35 billion of repurchases of our outstanding common stock. Our share repurchase authorizations do not expire. Any future share repurchases will be made at the company’s discretion, subject to market conditions and other factors, and in accordance with applicable regulatory requirements. Shares of stock repurchased are held as treasury shares.

Item 5. OTHER INFORMATION

Insider Trading Arrangements

During the quarter ended June 30, 2026, no director or Section 16 officer adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408(a) of Regulation S-K).

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

Date: August 5, 2026