Form 10-Q
period 2026-09-30
Phillips 66
filed 2026-10-28
CIK 1534701

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2026

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	001-35349

Phillips 66
(Exact name of registrant as specified in its charter)

Delaware	45-3779385
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The registrant had 390,072,362 shares of common stock, $0.01 par value, outstanding as of September 30, 2026.

PHILLIPS 66

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Consolidated Statement of Income	Phillips 66

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025
Revenues and Other Income
Sales and other operating revenues	$50,540	34,515	134,084	98,268
Equity in earnings of affiliates	561	337	1,448	643
Net gain on dispositions	1	11	124	1,005
Other income	404	116	896	311
Total Revenues and Other Income	51,506	34,979	136,552	100,227

Costs and Expenses
Purchased crude oil and products	40,814	30,219	113,694	86,956
Operating expenses	1,867	1,492	5,558	4,554
Selling, general and administrative expenses	625	792	1,700	1,893
Depreciation and amortization	591	826	1,734	2,433
Impairments	32	951	49	981
Taxes other than income taxes	201	221	562	672
Accretion on discounted liabilities	14	12	39	34
Interest and debt expense	243	259	843	744
Foreign currency transaction (gains) losses	11	8	34	(7)
Total Costs and Expenses	44,398	34,780	124,213	98,260
Income before income taxes	7,108	199	12,339	1,967
Income tax expense	1,469	32	2,602	366
Net Income	5,639	167	9,737	1,601
Less: net income attributable to noncontrolling interests	23	34	67	104
Net Income Attributable to Phillips 66	$5,616	133	9,670	1,497

Net Income Attributable to Phillips 66 Per Share of Common Stock (dollars)
Basic	$14.14	0.32	24.16	3.67
Diluted	14.08	0.32	24.05	3.66

Weighted-Average Common Shares Outstanding (thousands)
Basic	397,011	404,508	399,983	406,801
Diluted	398,953	405,549	402,119	407,885
See Notes to Consolidated Financial Statements.

Consolidated Statement of Comprehensive Income	Phillips 66

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025

Net Income	$5,639	167	9,737	1,601
Other comprehensive income (loss)
Defined benefit plans
Net actuarial loss arising during period	(18)	—	(18)	—
Amortization of net actuarial loss and settlements	8	6	14	15
Plans sponsored by equity affiliates	2	1	5	4
Income taxes on defined benefit plans	(1)	(1)	(3)	(4)
Defined benefit plans, net of income taxes	(9)	6	(2)	15
Foreign currency translation adjustments	11	(49)	(86)	237
Income taxes on foreign currency translation adjustments	—	(2)	1	(8)
Foreign currency translation adjustments, net of income taxes	11	(51)	(85)	229
Other Comprehensive Income (Loss), Net of Income Taxes	2	(45)	(87)	244
Comprehensive Income	5,641	122	9,650	1,845
Less: comprehensive income attributable to noncontrolling interests	23	34	67	104
Comprehensive Income Attributable to Phillips 66	$5,618	88	9,583	1,741
See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet	Phillips 66

	Millions of Dollars
	September 30 2026	December 31 2025
Assets
Cash and cash equivalents	$5,848	1,116
Accounts and notes receivable (net of allowances of $72 million in 2026 and $68 million in 2025)	12,477	9,158
Accounts and notes receivable—related parties	754	613
Inventories	6,248	5,097
Prepaid expenses and other current assets	2,594	1,287
Total Current Assets	27,921	17,271
Investments and long-term receivables	12,719	11,905
Net properties, plants and equipment	39,733	39,097
Goodwill	1,433	1,433
Intangibles	968	978
Other assets	3,181	2,996
Total Assets	$85,955	73,680

Liabilities
Accounts payable	$13,524	8,581
Accounts payable—related parties	597	286
Short-term debt	1,045	1,038
Accrued income and other taxes	2,687	1,362
Employee benefit obligations	739	680
Other accruals	2,183	1,379
Total Current Liabilities	20,775	13,326
Long-term debt	17,485	18,678
Asset retirement obligations and accrued environmental costs	1,081	1,022
Deferred income taxes	7,692	7,308
Employee benefit obligations	484	573
Other liabilities and deferred credits	2,935	2,532
Total Liabilities	50,452	43,439

Equity
Common stock (2,500,000,000 shares authorized at $0.01 par value) Issued (2026—661,901,460 shares; 2025—659,391,484 shares)
Par value	7	7
Capital in excess of par	20,138	19,948
Treasury stock (at cost: 2026—271,829,098 shares; 2025—258,252,603 shares)	(26,940)	(23,934)
Retained earnings	41,380	33,239
Accumulated other comprehensive loss	(254)	(167)
Total Stockholders’ Equity	34,331	29,093
Noncontrolling interests	1,172	1,148
Total Equity	35,503	30,241
Total Liabilities and Equity	$85,955	73,680
See Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows	Phillips 66

	Millions of Dollars
	Nine Months Ended September 30
	2026	2025
Cash Flows From Operating Activities
Net income	$9,737	1,601
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,734	2,433
Impairments	49	981
Accretion on discounted liabilities	39	34
Deferred income taxes	375	(167)
Undistributed equity earnings	(952)	140
Net gain on dispositions	(124)	(1,005)
Unrealized investment loss	21	10
Other	322	72
Working capital adjustments
Accounts and notes receivable	(3,746)	(42)
Inventories	(1,190)	(2,430)
Prepaid expenses and other current assets	(1,309)	(534)
Accounts payable	5,269	406
Taxes and other accruals	2,051	711
Net Cash Provided by Operating Activities	12,276	2,210

Cash Flows From Investing Activities
Capital expenditures and investments	(1,988)	(1,551)
Acquisitions, net of cash acquired	(179)	(2,210)
Return of investments in equity affiliates	59	58
Proceeds from asset dispositions	87	2,031
Other	(9)	42
Net Cash Used in Investing Activities	(2,030)	(1,630)

Cash Flows From Financing Activities
Issuance of debt	8,190	5,949
Repayments and repurchases of debt	(9,275)	(3,987)
Issuance of common stock	155	93
Repurchase of common stock	(2,921)	(933)
Dividends paid on common stock	(1,521)	(1,440)
Distributions to noncontrolling interests	(95)	(123)
Contributions from noncontrolling interests	52	124
Other	(68)	(94)
Net Cash Used in Financing Activities	(5,483)	(411)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(31)	43

Net Change in Cash and Cash Equivalents, including cash classified within Assets held for sale	4,732	212
Cash and cash equivalents at beginning of period	1,116	1,738
Cash and Cash Equivalents at End of Period, including cash classified within Assets held for sale	$5,848	1,950

	Millions of Dollars
	Nine Months Ended September 30
	2026	2025
Reconciliation of Cash and Cash Equivalents at end of period
Cash and cash equivalents	$5,848	1,845
Cash and cash equivalents included in Assets held for sale	—	105
Cash and cash equivalents at end of period, including cash classified within Assets held for sale	$5,848	1,950
See Notes to Consolidated Financial Statements.

Consolidated Statement of Changes in Equity	Phillips 66

	Millions of Dollars
	Three Months Ended September 30
	Attributable to Phillips 66
	Common Stock
	Par Value	Capital in Excess of Par	Treasury Stock	Retained Earnings	Accum. Other Comprehensive Loss	Noncontrolling Interests	Total

June 30, 2026	$7	20,063	(24,578)	36,270	(256)	1,197	32,703
Net income	—	—	—	5,616	—	23	5,639
Other comprehensive income	—	—	—	—	2	—	2
Dividends paid on common stock ($1.27 per share)	—	—	—	(504)	—	—	(504)
Repurchase of common stock	—	—	(2,362)	—	—	—	(2,362)
Distributions to noncontrolling interests	—	—	—	—	—	(49)	(49)
Contributions from noncontrolling interests	—	—	—	—	—	1	1
Benefit plan activity	—	75	—	(2)	—	—	73
September 30, 2026	$7	20,138	(26,940)	41,380	(254)	1,172	35,503

June 30, 2025	$7	19,820	(23,390)	31,172	(118)	1,136	28,627
Net income	—	—	—	133	—	34	167
Other comprehensive loss	—	—	—	—	(45)	—	(45)
Dividends paid on common stock ($1.20 per share)	—	—	—	(484)	—	—	(484)
Repurchase of common stock	—	—	(266)	—	—	—	(266)
Distributions to noncontrolling interests	—	—	—	—	—	(28)	(28)
Contributions from noncontrolling interests	—	—	—	—	—	18	18
Benefit plan activity	—	91	—	(3)	—	—	88
September 30, 2025	$7	19,911	(23,656)	30,818	(163)	1,160	28,077

	Shares
	Three Months Ended September 30
	Common Stock Issued	Treasury Stock

June 30, 2026	661,175,772	262,154,856
Repurchase of common stock	—	9,674,242
Shares issued—share-based compensation	725,688	—
September 30, 2026	661,901,460	271,829,098

June 30, 2025	658,261,193	254,136,928
Repurchase of common stock	—	2,073,442
Shares issued—share-based compensation	870,312	—
September 30, 2025	659,131,505	256,210,370
See Notes to Consolidated Financial Statements.

	Millions of Dollars
	Nine Months Ended September 30
	Attributable to Phillips 66
	Common Stock
	Par Value	Capital in Excess of Par	Treasury Stock	Retained Earnings	Accum. Other Comprehensive Loss	Noncontrolling Interests	Total

December 31, 2025	$7	19,948	(23,934)	33,239	(167)	1,148	30,241
Net income	—	—	—	9,670	—	67	9,737
Other comprehensive loss	—	—	—	—	(87)	—	(87)
Dividends paid on common stock ($3.81 per share)	—	—	—	(1,521)	—	—	(1,521)
Repurchase of common stock	—	—	(3,006)	—	—	—	(3,006)
Distributions to noncontrolling interests	—	—	—	—	—	(95)	(95)
Contributions from noncontrolling interests	—	—	—	—	—	52	52
Benefit plan activity	—	190	—	(8)	—	—	182
September 30, 2026	$7	20,138	(26,940)	41,380	(254)	1,172	35,503

December 31, 2024	$7	19,788	(22,751)	30,771	(407)	1,055	28,463
Net income	—	—	—	1,497	—	104	1,601
Other comprehensive income	—	—	—	—	244	—	244
Dividends paid on common stock ($3.55 per share)	—	—	—	(1,440)	—	—	(1,440)
Repurchase of common stock	—	—	(905)	—	—	—	(905)
Distributions to noncontrolling interests	—	—	—	—	—	(123)	(123)
Contributions from noncontrolling interests	—	—	—	—	—	124	124
Benefit plan activity	—	123	—	(10)	—	—	113
September 30, 2025	$7	19,911	(23,656)	30,818	(163)	1,160	28,077

	Shares
	Nine Months Ended September 30
	Common Stock Issued	Treasury Stock

December 31, 2025	659,391,484	258,252,603
Repurchase of common stock	—	13,576,495
Shares issued—share-based compensation	2,509,976	—
September 30, 2026	661,901,460	271,829,098

December 31, 2024	656,987,861	248,594,923
Repurchase of common stock	—	7,615,447
Shares issued—share-based compensation	2,143,644	—
September 30, 2025	659,131,505	256,210,370
See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements	Phillips 66

Note 1—Interim Financial Information

The unaudited interim financial information presented in the financial statements included in this report is prepared in accordance with generally accepted accounting principles in the United States (GAAP) and includes all known accruals and adjustments necessary, in the opinion of management, for a fair presentation of the consolidated financial position of Phillips 66 and its results of operations and cash flows for the periods presented. Unless otherwise specified, all such adjustments are of a normal and recurring nature. Certain notes and other information have been condensed or omitted from the interim financial statements included in this report. Therefore, these interim financial statements should be read in conjunction with the consolidated financial statements and notes included in our 2025 Annual Report on Form 10-K. The results of operations for the three and nine months ended September 30, 2026, are not necessarily indicative of the results expected for the full year.

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

The acquisition date fair value of the previously held equity interest in WRB was determined in conjunction with the impairment recorded in the third quarter of 2025. See Note 6—Investments, Loans and Long-Term Receivables for additional information on the impairment. See Note 14—Fair Value Measurements for additional information on the determination of fair value.

We accounted for this acquisition as a business combination and finalized the valuation of the assets acquired and liabilities assumed during the three months ended September 30, 2026. We recorded $2,771 million of properties, plants, and equipment (PP&E); $1,200 million of inventory; $54 million of other long-term assets; $9 million of intangibles; $450 million of short-term debt assumed at acquisition and subsequently fully repaid on October 1, 2025; $87 million of net working capital deficit (excluding inventory and short-term debt); $34 million of asset retirement obligations (AROs) and accrued environmental costs; $21 million of other long-term liabilities; and $5 million of deferred income tax liabilities. See Note 14—Fair Value Measurements for additional information on the determination of fair value.

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

Note 3—Sales and Other Operating Revenues

Disaggregated Revenues
The following tables present our disaggregated sales and other operating revenues:

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025
Product Line and Services
Refined petroleum products and renewable fuels	$38,873	25,515	100,727	71,975
Crude oil resales	6,539	4,239	19,125	11,492
Natural gas liquids and natural gas	5,217	4,085	14,408	12,667
Services and other*	(89)	676	(176)	2,134
Consolidated sales and other operating revenues	$50,540	34,515	134,084	98,268

Geographic Location**
United States	$41,088	26,964	108,094	77,145
United Kingdom	6,180	3,391	15,796	9,742
Germany	872	1,359	2,387	3,886
Other countries	2,400	2,801	7,807	7,495
Consolidated sales and other operating revenues	$50,540	34,515	134,084	98,268
* Includes economic hedging losses associated with derivatives-related activities. See Note 13—Derivatives and Financial Instruments, for additional information.
** Sales and other operating revenues are attributable to countries based on the location of the operations generating the revenues.

Contract-Related Assets and Liabilities
At September 30, 2026, and December 31, 2025, receivables from contracts with customers were $10.9 billion and $7.8 billion, respectively. Significant noncustomer balances, such as buy/sell receivables and excise tax receivables, were excluded from these amounts.

Our contract-related assets also include payments we make to our marketing customers related to incentive programs. An incentive payment is initially recognized as an asset and subsequently amortized as a reduction to revenue over the contract term, which generally ranges from 5 to 15 years. At September 30, 2026, and December 31, 2025, our asset balances related to such payments were $931 million and $820 million, respectively.

Our contract liabilities primarily represent advances from our customers prior to product or service delivery. At September 30, 2026, and December 31, 2025, contract liabilities were $240 million and $198 million, respectively.

Remaining Performance Obligations
Most of our contracts with customers are spot contracts or term contracts with only variable consideration. We do not disclose remaining performance obligations for these contracts as the expected duration is one year or less or because the variable consideration has been allocated entirely to an unsatisfied performance obligation. We also have certain contracts in our Midstream segment that include minimum volume commitments with fixed pricing. At September 30, 2026, the remaining performance obligations related to these minimum volume commitment contracts amounted to $703 million. This amount excludes variable consideration and estimates of variable rate escalation clauses in our contracts with customers and is expected to be recognized through 2036, with a weighted average remaining life of five years as of September 30, 2026.

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

At September 30, 2026, and December 31, 2025, we reported $13,231 million and $9,771 million of accounts and notes receivable, respectively, net of allowances of $72 million and $68 million, respectively. Based on an aging analysis at September 30, 2026, more than 95% of our accounts receivable were outstanding less than 60 days.

We are also exposed to credit losses from off-balance sheet exposures, such as guarantees of joint venture debt and accounts receivable sold under a securitization facility, as well as standby letters of credit. See Note 9—Debt, Note 11—Guarantees, and Note 12—Contingencies and Commitments, for additional information on these off-balance sheet exposures.

Note 5—Inventories

Inventories consisted of the following:

	Millions of Dollars
	September 30 2026	December 31 2025

Crude oil and products	$5,638	4,529
Materials and supplies	610	568
	$6,248	5,097

Inventories valued on the last-in, first-out (LIFO) basis totaled $5,569 million and $4,461 million at September 30, 2026, and December 31, 2025, respectively. The estimated excess of current replacement cost over LIFO cost of inventories amounted to approximately $10.2 billion and $3.6 billion at September 30, 2026, and December 31, 2025, respectively.

Certain planned reductions in inventory that are not expected to be replaced by the end of the year cause liquidations of LIFO inventory values. LIFO liquidations did not have a material impact on net income for the three and nine months ended September 30, 2026 and 2025.

Note 6—Investments, Loans and Long-Term Receivables

Equity Investments

Dakota Access, LLC (Dakota Access) and Energy Transfer Crude Oil Company, LLC (ETCO)
In 2020, the trial court presiding over litigation brought by the Standing Rock Sioux Tribe (the Tribe) ordered the U.S. Army Corps of Engineers (USACE) to prepare an Environmental Impact Statement (EIS) addressing environmental impacts from the Dakota Access Pipeline (DAPL) easement under Lake Oahe; although the easement was later vacated, operations have continued while USACE completed the EIS process, and the Tribe’s shutdown requests were denied. The final EIS, published in December 2025, laid out multiple alternatives, including denial, abandonment, continued operation under the 2017 conditions, continued operation with additional conditions and a reroute. In May 2026, the USACE issued the signed Record of Decision (ROD), which authorizes continued operation under a new easement with authorization to operate at an expanded capacity of 1.1 million barrels per day, along with enhanced safety and environmental conditions. More specifically, the ROD requires mitigation measures beyond the 2017 easement, including alternative water supply planning, groundwater monitoring, biannual Lake Oahe surveillance, fish tissue sampling after a release, eagle-protection measures, periodic independent expert review of leak detection technologies, emergency food distribution planning for affected Tribal communities and continued Tribal engagement on subsistence-use studies. The costs to comply with these additional mitigation measures are minimal and are not expected to have a material impact on our financial statements.

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

On October 9, 2026, the Tribe filed suit in the U.S. District Court for the District of Columbia against the USACE, the Pipeline and Hazardous Materials Safety Administration (PHMSA), and three federal officials, challenging the pipeline’s expanded operating capacity of 1.1 million barrels per day. Similar to the last lawsuit from the Tribe, they seek to vacate the easement. Additionally, they seek vacatur of the ROD and PHMSA’s response plan approvals, as well as injunctive relief restricting operations through the Lake Oahe segment at the expanded capacity.

Dakota Access and ETCO have guaranteed repayment of senior unsecured notes issued by a wholly owned subsidiary of Dakota Access. At September 30, 2026, the aggregate principal amount outstanding of Dakota Access’ senior unsecured notes was $850 million.

In addition, Phillips 66 Partners LP (Phillips 66 Partners), a wholly owned subsidiary of Phillips 66, and its co-venturers in Dakota Access also provided a Contingent Equity Contribution Undertaking (CECU) in conjunction with the notes offering. At September 30, 2026, our 25% share of the maximum potential equity contributions under the CECU was approximately $215 million. If the pipeline is required to cease operations, it may have a material adverse effect on our results of operations and cash flows. Should operations cease and Dakota Access and ETCO not have sufficient funds to pay their expenses, we also could be required to support our 25% share of the ongoing expenses, including scheduled interest payments on the notes of approximately $10 million annually, in addition to the potential obligations under the CECU at September 30, 2026.

At September 30, 2026, the aggregate book value of our investments in Dakota Access and ETCO was $826 million.

OnCue Holdings, LLC (OnCue)
We hold a 50% interest in OnCue, a joint venture that owns and operates retail convenience stores. We fully guarantee various debt agreements of OnCue, and our co-venturer does not participate in the guarantees. This entity is considered a variable interest entity (VIE) because our debt agreements resulted in OnCue not being exposed to all potential losses. We have determined that we are not the primary beneficiary because we do not have the power to direct the activities that most significantly impact economic performance. At September 30, 2026, our maximum exposure to loss was $282 million, which represented the book value of our investment in OnCue of $231 million and guaranteed debt obligations of $51 million.

Western Gateway JV Holdco LLC (Western Gateway)
We hold a 49.9% ownership interest in Western Gateway, a newly formed entity in the third quarter of 2026 that will construct, own, and operate the proposed refined products pipeline system. Western Gateway is considered a VIE because it will not be able to finance its activities without additional subordinated financial support from its owners. We have determined that we are not the primary beneficiary because we do not have the power to direct the activities that most significantly impact economic performance. At September 30, 2026, our investment balance was not material.

WRB Refining LP Impairment
In the third quarter of 2025, we identified impairment indicators related to our equity investment in WRB, in our Refining segment, as a result of our definitive agreement to acquire the remaining 50% equity interest in WRB for a purchase price that was below the carrying value of our existing 50% equity interest in WRB. We performed an impairment analysis based on a market approach and concluded the decline in fair value to be other than temporary. As a result, we recorded a $948 million before-tax impairment to reduce the carrying value of our existing 50% equity interest in WRB to its fair value of $1.3 billion as of September 30, 2025. This impairment charge is included within the “Impairments” line item on our consolidated statement of income for the three and nine months ended September 30, 2025. See Note 2—Business Combinations, for additional information regarding our acquisition of WRB. See Note 14—Fair Value Measurements, for additional information on the determination of fair value used to record this impairment.

Investment Dispositions

On December 1, 2025, we divested 65% of our interest in the Germany and Austria retail marketing business (Germany and Austria Marketing) and retained a 35% non-operating equity interest in the newly formed entity, JET Management Holding GmbH & Co. KG (JET Management Holding). During the second quarter of 2026, we recognized a before-tax gain of $110 million related to post-closing adjustments for the divestiture, which is presented within the “Net gain on dispositions” line item on our consolidated statement of income for the nine months ended September 30, 2026, and is reported in our Marketing and Specialties (M&S) segment.

In connection with the disposition of Germany and Austria Marketing, on May 15, 2025, we entered into foreign currency forward contracts and recognized a before-tax aggregate unrealized loss of $89 million on these foreign currency forward contracts in the “Net gain on dispositions” line item on our consolidated statement of income for the nine months ended September 30, 2025, and is reported in our M&S segment.

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

Note 7—Properties, Plants and Equipment

Our investment in PP&E and the associated accumulated depreciation and amortization (Accum. D&A) balances were as follows:

	Millions of Dollars
	September 30, 2026			December 31, 2025
	Gross PP&E	Accum. D&A	Net PP&E	Gross PP&E	Accum. D&A	Net PP&E

Midstream	$31,188	6,676	24,512	29,558	5,771	23,787
Chemicals	—	—	—	—	—	—
Refining	23,150	11,153	11,997	25,955	13,685	12,270
Marketing and Specialties	1,053	578	475	1,014	543	471
Renewable Fuels	3,799	1,836	1,963	3,772	1,762	2,010
Corporate and Other	4,504	3,718	786	1,492	933	559
	$63,694	23,961	39,733	61,791	22,694	39,097

In the fourth quarter of 2025, we ceased fuel production and began idling facilities at our Los Angeles Refinery. The process of fully idling these facilities is ongoing while the redevelopment project plans continue through the review processes of the relevant state and local agencies. Through December 31, 2025, the carrying values of the associated net PP&E and intangible assets were depreciated to the estimated salvage value of $241 million. Total depreciation related to the Los Angeles Refinery assets for the three and nine months ended September 30, 2025, was $265 million and $800 million, respectively, and is included within the “Depreciation and amortization” line item on our consolidated statement of income reported in our Refining segment. In the first quarter of 2026, following the cessation of fuel production at the Los Angeles Refinery, we transferred $2,965 million of gross PP&E and $2,699 million of accumulated depreciation and amortization related to the idled refinery from our Refining segment to Corporate and Other.

On April 28, 2026, we acquired the assets and associated infrastructure of the Lindsey Oil Refinery for a purchase price of $115 million. We accounted for this acquisition as an asset acquisition and recorded $202 million of PP&E and $87 million of AROs, of which $171 million, inclusive of AROs, is reported in our Refining segment and $31 million is reported in our Midstream segment. The consideration paid is included in the “Acquisitions, net of cash acquired” line item on our consolidated statement of cash flows for the nine months ended September 30, 2026.

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

	Three Months Ended September 30				Nine Months Ended September 30
	2026		2025		2026		2025
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Amounts Attributed to Phillips 66 Common Stockholders (millions):
Net Income Attributable to Phillips 66	5,616	5,616	133	133	9,670	9,670	1,497	1,497
Income allocated to participating securities	(2)	—	(2)	(2)	(6)	—	(6)	(6)
Net income available to common stockholders	$5,614	5,616	131	131	9,664	9,670	1,491	1,491

Weighted-average common shares outstanding (thousands):	396,163	397,011	403,552	404,508	399,016	399,983	405,719	406,801
Effect of share-based compensation	848	1,942	956	1,041	967	2,136	1,082	1,084
Weighted-average common shares outstanding—EPS	397,011	398,953	404,508	405,549	399,983	402,119	406,801	407,885

Earnings Per Share of Common Stock (dollars)	$14.14	14.08	0.32	0.32	24.16	24.05	3.67	3.66

Note 9—Debt

Senior Notes and Term Loan Issuances and Repayments

Term Loan Agreement
On March 18, 2026 (the Term Loan Closing Date), Phillips 66 Company entered into a 364-day, $2.25 billion term loan agreement guaranteed by Phillips 66 (the Term Loan Agreement). The Term Loan Agreement provided for a single borrowing on the Term Loan Closing Date and was scheduled to mature 364 days after the Term Loan Closing Date. The Term Loan Agreement contained customary covenants similar to those contained in our revolving credit agreement, including a maximum consolidated net debt-to-capitalization ratio of 65% as of the last day of each fiscal quarter. The Term Loan Agreement had customary events of default, such as nonpayment of principal when due; nonpayment of interest, fees or other amounts after grace periods; and violation of covenants. We could prepay outstanding borrowings under the Term Loan Agreement, in whole or in part, at any time without premium or penalty. Outstanding borrowings under the Term Loan Agreement accrued interest at either: (a) the term Secured Overnight Financing Rate (SOFR) in effect from time to time plus an applicable margin of 1.100%; or (b) the reference rate (as described in the Term Loan Agreement) plus an applicable margin of 0.100%.

Repayments
On July 31, 2026, Phillips 66 Company repaid the remaining $1.25 billion outstanding under the Term Loan Agreement, which had a maturity date of March 2027.

On June 30, 2026, Phillips 66 Company repaid $1 billion of the outstanding $2.25 billion borrowed under the Term Loan Agreement, which had a maturity date of March 2027.

On February 17, 2026, upon maturity, Phillips 66 repaid the remaining $100 million outstanding on its 1.300% Senior Notes due February 2026, with an aggregate principal amount of $500 million.

On June 27, 2025, a subsidiary of DCP LP early redeemed the outstanding $525 million of its 5.375% Senior Notes due July 2025 with an aggregate principal amount of $825 million.

On February 18, 2025, upon maturity, Phillips 66 Partners repaid its 3.605% Senior Notes due February 2025, with an aggregate principal amount of $59 million.

Subsequent Repayments
On October 1, 2026, upon maturity, Phillips 66 Company repaid its 3.550% Senior Notes due October 2026, with an aggregate principal amount of $458 million.

On October 1, 2026, upon maturity, Phillips 66 Partners repaid its 3.550% Senior Notes due October 2026, with an aggregate principal amount of $34 million.

Repurchases
During the third quarter of 2026, we repurchased $796 million aggregate principal amount of outstanding debt securities issued by Phillips 66, Phillips 66 Company and subsidiaries of DCP LP in open market transactions. We accounted for these repurchases as debt extinguishments and recognized immaterial net losses included within the line item “Other income” on our consolidated statement of income for the three and nine months ended September 30, 2026.

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

Accounts Receivable Securitization

On September 30, 2024, Phillips 66 Company entered into a 364-day, $500 million accounts receivable securitization facility (the Receivables Securitization Facility). Under the Receivables Securitization Facility, Phillips 66 Company sells or contributes on an ongoing basis, certain of its receivables, together with related security and interests in the proceeds thereof, to its wholly owned subsidiary, Phillips 66 Receivables LLC (P66 Receivables), a consolidated and bankruptcy-remote special purpose entity created for the sole purpose of transacting under the Receivables Securitization Facility. During 2025, Phillips 66 Company amended the Receivables Securitization Facility to, among other things, increase the maximum size of the Receivables Securitization Facility to $1.25 billion and extend the term of the facility through September 28, 2026. On March 13, 2026, Phillips 66 Company amended the Receivables Securitization Facility to, among other things, increase the maximum size of the Receivables Securitization Facility from $1.25 billion to $1.75 billion and permit P66 Receivables to request a future increase in the maximum facility size up to $2 billion. On August 20, 2026, Phillips 66 Company amended the Receivables Securitization Facility to, among other things, establish an uncommitted facility of up to $250 million, increase the maximum committed facility size from $1.75 billion to $2 billion and extend the maturity date from September 28, 2026 to August 19, 2027. Under the amended Receivables Securitization Facility, P66 Receivables may borrow and incur indebtedness from, and/or sell certain accounts receivable, and will secure its obligations with a pledge of undivided interests in such receivables, together with related security and interests in the proceeds thereof, to PNC Bank, National Association, as Administrative Agent, for the benefit of the secured parties thereunder. Accounts receivable outstanding under the Receivables Securitization Facility accrue interest at an adjusted term SOFR plus the applicable margin. In all instances, Phillips 66 Company retains the servicing of the accounts receivable transferred.

Accounts receivable sold under the Receivables Securitization Facility meet the sale criteria under ASC 860, Transfers and Servicing, and are derecognized from the consolidated balance sheet. P66 Receivables guarantees payment, in full, for accounts receivable sold to the purchasers. For the three months ended September 30, 2026, we sold $250 million of accounts receivable for cash proceeds. For the nine months ended September 30, 2026, we sold $856 million of accounts receivable for cash proceeds of $592 million and a $264 million reduction in our borrowings under the Receivables Securitization Facility, which was recognized as a non-cash financing transaction. For the three months ended September 30, 2025, we sold $160 million of accounts receivable for cash proceeds. For the nine months ended September 30, 2025, we sold $593 million of accounts receivable for cash proceeds of $290 million and a $303 million reduction in our borrowings under the Receivables Securitization Facility, which was recognized as a non-cash financing transaction. We recognized immaterial charges associated with the transfers of financial assets, included within the line item “Selling, general and administrative expenses” on our consolidated statement of income, during the three and nine months ended September 30, 2026 and 2025.

Borrowings under the Receivables Securitization Facility are recognized as short-term debt on the consolidated balance sheet. Borrowings are secured by the accounts receivable, held by P66 Receivables, which remain reported as accounts receivable on the consolidated balance sheet. At September 30, 2026, we had no outstanding borrowings under the

Receivables Securitization Facility. We had outstanding borrowings of $200 million at December 31, 2025, which were secured by accounts receivable held by P66 Receivables of $4.4 billion included within the “Accounts and notes receivable” line item on our consolidated balance sheet.

At September 30, 2026, we had utilized $269 million of the $2 billion committed capacity of the Receivables Securitization Facility, all of which was from sold accounts receivable not yet remitted to the Administrative Agent. At December 31, 2025, we had utilized $367 million of the $1.25 billion committed capacity of the Receivables Securitization Facility from $167 million of sold accounts receivable not yet remitted to the Administrative Agent and $200 million of outstanding borrowings.

Credit Facilities and Commercial Paper

Phillips 66 and Phillips 66 Company
On January 13, 2025, we entered into a $200 million uncommitted credit facility (the 2025 Uncommitted Facility) with Phillips 66 Company as the borrower and Phillips 66 as the guarantor. The 2025 Uncommitted Facility contains covenants and events of default customary for unsecured uncommitted facilities. The 2025 Uncommitted Facility has no commitment fees or compensating balance requirements. Outstanding borrowings under the 2025 Uncommitted Facility bear interest at a rate of either (a) the adjusted term SOFR plus the applicable margin, (b) the adjusted daily simple SOFR plus the applicable margin or (c) the base rate, in each case plus the applicable margin. Each borrowing matures six months from the date of such borrowing. We may at any time prepay outstanding borrowings, in whole or in part, without premium or penalty. On March 26, 2026, Phillips 66 amended the 2025 Uncommitted Facility to increase the capacity by $100 million. At September 30, 2026, and December 31, 2025, no borrowings were outstanding under the 2025 Uncommitted Facility.

On June 25, 2024, we entered into a $400 million uncommitted credit facility (the 2024 Uncommitted Facility) with Phillips 66 Company as the borrower and Phillips 66 as the guarantor. The 2024 Uncommitted Facility contains covenants and events of default customary for unsecured uncommitted facilities. The 2024 Uncommitted Facility has no commitment fees or compensating balance requirements. Outstanding borrowings under the 2024 Uncommitted Facility bear interest at a rate of either (a) the adjusted term SOFR, (b) the adjusted daily simple SOFR or (c) the reference rate, in each case plus the applicable margin. Each borrowing matures six months from the date of such borrowing. We may at any time prepay outstanding borrowings, in whole or in part, without premium or penalty. At September 30, 2026, and December 31, 2025, no borrowings were outstanding under the 2024 Uncommitted Facility.

On February 28, 2024, we entered into a new $5 billion revolving credit agreement (the Facility) with Phillips 66 Company as the borrower and Phillips 66 as the guarantor and a scheduled maturity date of February 28, 2029. The Facility replaced our previous $5 billion revolving credit facility dated as of June 23, 2022, with Phillips 66 Company as the borrower and Phillips 66 as the guarantor, and the previous revolving credit facility was terminated. The Facility contains customary covenants similar to the previous revolving credit facility, including a maximum consolidated net debt-to-capitalization ratio of 65% as of the last day of each fiscal quarter. The Facility has customary events of default, such as nonpayment of principal when due; nonpayment of interest, fees or other amounts after grace periods; and violation of covenants. We may at any time prepay outstanding borrowings under the Facility, in whole or in part, without premium or penalty. We have the option to increase the overall capacity to $6 billion, subject to certain conditions. We also have the option to extend the scheduled maturity of the Facility for up to two additional one-year terms, subject to, among other things, the consent of the lenders holding the majority of the commitments and of each lender extending its commitment. Outstanding borrowings under the Facility bear interest at either (a) the adjusted term SOFR (as described in the Facility) in effect from time to time plus the applicable margin; or (b) the reference rate (as described in the Facility) plus the applicable margin. The pricing levels for the commitment fee and interest-rate margins are determined based on the ratings in effect for our senior unsecured long-term debt from time to time. At September 30, 2026, and December 31, 2025, no amount had been drawn under the Facility.

Phillips 66 also has a $5 billion uncommitted commercial paper program for short-term working capital needs that is supported by the Facility. Commercial paper maturities are contractually limited to less than one year. At September 30, 2026, no borrowings were outstanding under this program, while at December 31, 2025, $200 million of commercial paper had been issued under this program.

Note 10—Accounts Receivable Factoring

In addition to the Receivables Securitization Facility, discussed in Note 9—Debt, Phillips 66 maintains other accounts receivable factoring facilities with various financial institutions that enable Phillips 66 to sell certain eligible accounts receivable to these financial institutions on a non-recourse basis for which we retain the servicing of the accounts receivable transferred. Sales of accounts receivable under these facilities meet the sale criteria under ASC 860, Transfers and Servicing, and are derecognized from the consolidated balance sheet. Cash receipts from the sale of accounts receivable, received at the time of sale, are classified as cash flows from operating activities. For the three and nine months ended September 30, 2026, we sold $1.9 billion and $3.6 billion, respectively, of accounts receivable for cash proceeds under these facilities. As of September 30, 2026, and December 31, 2025, $693 million and $195 million, respectively, remained uncollected of the total accounts receivable sold. We recognized immaterial charges associated with these transfers, which are included as a component within the line item “Selling, general and administrative expenses” on our consolidated statement of income for the three and nine months ended September 30, 2026.

Note 11—Guarantees

At September 30, 2026, we were liable for certain contingent obligations under various contractual arrangements as described below. We recognize a liability for the fair value of our obligation as a guarantor for newly issued or modified guarantees. Unless the carrying amount of the liability is noted below, we have not recognized a liability either because the guarantees were issued prior to December 31, 2002, or because the fair value of the obligation is immaterial. In addition, unless otherwise stated, we are not currently performing with any significance under the guarantees and expect future performance to be either immaterial or have only a remote chance of occurrence.

Lease Residual Value Guarantees
Under the operating lease agreement for our headquarters facility in Houston, Texas, we have the option, at the end of the lease term in September 2030, to request to renew the lease, purchase the facility or assist the lessor in marketing it for resale. This agreement includes a residual value guarantee with a maximum potential future exposure of $404 million at September 30, 2026. In addition, we have residual value guarantees associated with railcar, airplane and truck leases with maximum potential future exposures totaling $174 million at September 30, 2026. These leases have remaining terms of one to nine years.

Guarantees of Joint Venture Obligations
In March 2019, Phillips 66 Partners and its co-venturers in Dakota Access provided a CECU in conjunction with a senior unsecured notes offering. See Note 6—Investments, Loans and Long-Term Receivables, for additional information regarding Dakota Access and the CECU.

At September 30, 2026, we also had other guarantees outstanding primarily for our portion of certain joint venture debt, which have remaining terms of up to five years. The maximum potential future exposures under these guarantees were approximately $51 million. Payment would be required if a joint venture defaults on its obligations.

Indemnifications
Over the years, we have entered into various agreements to sell ownership interests in certain corporations, joint ventures and assets that gave rise to indemnifications. Agreements associated with these sales include indemnifications for taxes, litigation, environmental liabilities, permits and licenses, employee claims and real estate tenant defaults. The provisions of these indemnifications vary greatly. The majority of these indemnifications are related to environmental issues, which generally have indefinite terms and potentially unlimited exposure. At September 30, 2026, and December 31, 2025, the carrying amount of recorded indemnifications was $51 million and $53 million, respectively.

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

At September 30, 2026, and December 31, 2025, environmental accruals for known contamination of $48 million and $50 million, respectively, were included in the carrying amount of the recorded indemnifications noted above. These environmental accruals were primarily included within the “Asset retirement obligations and accrued environmental costs” line item on our consolidated balance sheet. For additional information about environmental liabilities, see Note 12—Contingencies and Commitments.

Additionally, P66 Receivables has guaranteed all borrowings and receivables sold under the Receivables Securitization Facility. At September 30, 2026, we had $269 million in sold accounts receivable not yet remitted to the Administrative Agent, of which $244 million remained uncollected from our customers. This represents our maximum potential future exposure under the guarantee associated with the Receivables Securitization Facility. See Note 9—Debt, for information regarding the guarantee under our Receivables Securitization Facility.

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

We are currently participating in environmental assessments and cleanups at numerous federal Superfund and comparable state sites. After an assessment of environmental exposures for cleanup and other costs, we make accruals on an undiscounted basis (except those pertaining to sites acquired in a business combination, which we record on a discounted basis) for planned investigation and remediation activities for sites where it is probable future costs will be incurred and these costs can be reasonably estimated. At September 30, 2026, our total environmental accruals were $472 million, compared with $506 million at December 31, 2025. We expect to incur a substantial amount of these expenditures within the next 30 years. We have not reduced these accruals for possible insurance recoveries. In the future, we may be involved in additional environmental assessments, cleanups and proceedings.

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

Propel Fuels Litigation
In late 2017, as part of Phillips 66 Company’s evaluation of various opportunities in the renewable fuels business, Phillips 66 Company engaged with Propel Fuels, Inc. (Propel Fuels), a California company that distributes E85 and other alternative fuels through fueling kiosks. Ultimately, the parties were not able to reach an agreement, and negotiations were terminated in August 2018. On February 17, 2022, Propel Fuels filed a lawsuit in the Superior Court of California, County of Alameda (the Propel Court), alleging that Phillips 66 Company misappropriated trade secrets related to Propel Fuels’ renewable fuels business. On October 16, 2024, a jury returned a verdict against Phillips 66 Company for $604.9 million in compensatory damages. The Propel Court entered final judgment of $833 million against Phillips 66 Company on August 5, 2025, consisting of the jury verdict, exemplary damages, and accrued pre-judgment interest. From the date of final judgment, post-judgment interest of 10% is accruing, which is included within the “Selling, general and administrative expenses” line on our consolidated statement of income and reported in the M&S segment. Phillips 66 Company filed its Notice of Appeal on November 14, 2025, and its opening brief with the California First District Court of Appeal on July 10, 2026. Phillips 66 Company denies any wrongdoing and intends to vigorously defend its position.

The accrued amounts totaling $947 million and $867 million as of September 30, 2026, and December 31, 2025, respectively, are reflected as “Other liabilities and deferred credits” on our consolidated balance sheet. However, it is reasonably possible that the estimate of the loss could change based on the progression of the case, including the appeals process. If information were to become available that would allow us to reasonably estimate a range of potential exposure in an amount higher or lower than the amount already accrued, we would adjust our accrued liabilities accordingly. While Phillips 66 Company believes the jury verdict is not legally or factually supported, there can be no assurances that such defense efforts will be successful. Until the final resolution of this matter, we may be exposed to losses in excess of the amount recorded, and such amounts may have a material adverse effect on our financial position.

Other Contingencies
We have contingent liabilities resulting from throughput agreements with pipeline and processing companies not associated with financing arrangements. Under these agreements, we may be required to provide any such company with additional funds through advances and penalties for fees related to throughput capacity not utilized.

At September 30, 2026, we had performance obligations secured by letters of credit and bank guarantees of $2,211 million related to various purchase and other commitments incident to the ordinary conduct of business.

Note 13—Derivatives and Financial Instruments

Derivative Instruments
We use financial and commodity-based derivative contracts to manage exposures to fluctuations in commodity prices, interest rates and foreign currency exchange rates, or to capture market opportunities. Because we do not apply hedge accounting for commodity derivative contracts, all realized and unrealized gains and losses from commodity derivative contracts are recognized in our consolidated statement of income. Gains and losses from derivative contracts held for trading not directly related to our physical business are reported net within the “Other income” line item on our consolidated statement of income. Realized and unrealized gains and losses on foreign currency derivatives entered into in connection with investment dispositions are reported in the “Net gain on dispositions” line item on our consolidated statement of income. Cash flows from all of our commodity derivative activity for the periods presented appear within the “Cash Flows from Operating Activities” section on our consolidated statement of cash flows.

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

The following table indicates the consolidated balance sheet line items that include the fair values of commodity derivative assets and liabilities. The balances in the following table are presented on a gross basis, before the effects of counterparty and collateral netting. However, we have elected to present our commodity derivative assets and liabilities with the same counterparty on a net basis on our consolidated balance sheet when the legal right of offset exists. At September 30, 2026, and December 31, 2025, there was no material cash collateral received or paid that was not offset on our consolidated balance sheet.

	Millions of Dollars
	September 30, 2026				December 31, 2025
	Commodity Derivatives		Effect of Collateral Netting	Net Carrying Value Presented on the Balance Sheet	Commodity Derivatives		Effect of Collateral Netting	Net Carrying Value Presented on the Balance Sheet
	Assets	Liabilities			Assets	Liabilities
Assets
Prepaid expenses and other current assets	$8,584	(7,939)	(321)	324	2,714	(2,583)	—	131
Other assets	184	(87)	(92)	5	23	(20)	—	3
Liabilities
Other accruals	2,269	(2,886)	433	(184)	67	(108)	20	(21)
Other liabilities and deferred credits	78	(169)	57	(34)	—	—	—	—
Total	$11,115	(11,081)	77	111	2,804	(2,711)	20	113

The realized and unrealized gains (losses) incurred from commodity derivatives, and the line items where they appear on our consolidated statement of income, were:

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025

Sales and other operating revenues	$(906)	10	(2,208)	94
Other income	228	13	417	81
Purchased crude oil and products	(627)	42	(1,517)	(80)
Net gain (loss) from commodity derivative activity	$(1,305)	65	(3,308)	95

The following table summarizes our material net exposures resulting from outstanding commodity derivative contracts. These financial and physical derivative contracts are primarily used to manage price exposure on our underlying operations. The underlying exposures may be from nonderivative positions such as inventory volumes. Financial derivative contracts may also offset physical derivative contracts, such as forward purchase and sales contracts. The percentage of our derivative contract volumes expiring within the next 12 months was more than 90% at September 30, 2026, and December 31, 2025.

	Open Position Long / (Short)
	September 30 2026	December 31 2025
Commodity
Crude oil, refined petroleum products, NGL and renewable feedstocks (millions of barrels)	(43)	(33)
Natural gas (billions of cubic feet)	(17)	(17)

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

The aggregate fair values of all derivative instruments with such credit-risk-related contingent features that were in a liability position were immaterial at September 30, 2026, and December 31, 2025.

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

The carrying values and fair values by hierarchy of our financial assets and liabilities, either carried or disclosed at fair value, including any effects of counterparty and collateral netting, were:

	Millions of Dollars
	September 30, 2026
	Fair Value Hierarchy			Total Fair Value of Gross Assets & Liabilities	Effect of Counterparty Netting	Effect of Collateral Netting	Difference in Carrying Value and Fair Value	Net Carrying Value Presented on the Balance Sheet
	Level 1	Level 2	Level 3
Commodity Derivative Assets
Exchange-cleared instruments	$10,800	—	—	10,800	(10,373)	(413)	—	14
Physical forward contracts	—	309	6	315	—	—	—	315
Rabbi trust assets	123	—	—	123	N/A	N/A	—	123
Investment in NOVONIX	6	—	—	6	N/A	N/A	—	6
	$10,929	309	6	11,244	(10,373)	(413)	—	458

Commodity Derivative Liabilities
Exchange-cleared instruments	$10,871	—	—	10,871	(10,373)	(490)	—	8
Physical forward contracts	—	203	7	210	—	—	—	210
Fixed-rate debt, excluding finance leases and software obligations	—	16,648	—	16,648	N/A	N/A	1,419	18,067
	$10,871	16,851	7	27,729	(10,373)	(490)	1,419	18,285

	Millions of Dollars
	December 31, 2025
	Fair Value Hierarchy			Total Fair Value of Gross Assets & Liabilities	Effect of Counterparty Netting	Effect of Collateral Netting	Difference in Carrying Value and Fair Value	Net Carrying Value Presented on the Balance Sheet
	Level 1	Level 2	Level 3
Commodity Derivative Assets
Exchange-cleared instruments	$2,731	—	—	2,731	(2,660)	—	—	71
Physical forward contracts	—	69	4	73	(10)	—	—	63
Rabbi trust assets	144	—	—	144	N/A	N/A	—	144
Investment in NOVONIX	26	—	—	26	N/A	N/A	—	26
	$2,901	69	4	2,974	(2,670)	—	—	304

Commodity Derivative Liabilities
Exchange-cleared instruments	$2,680	—	—	2,680	(2,660)	(20)	—	—
Physical forward contracts	—	30	1	31	(10)	—	—	21
Floating-rate debt	—	400	—	400	N/A	N/A	—	400
Fixed-rate debt, excluding finance leases and software obligations	—	18,324	—	18,324	N/A	N/A	621	18,945
	$2,680	18,754	1	21,435	(2,670)	(20)	621	19,366

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

Nonrecurring Fair Value Measurements

Equity Investment Impairment
In the third quarter of 2025, we remeasured the carrying value of our equity investment in WRB to fair value. Fair value was determined using a market approach. This valuation resulted in a Level 3 nonrecurring fair value measurement. See Note 6—Investments, Loans and Long-Term Receivables, for additional information regarding the impairment of our investment in WRB.

WRB Acquisition
On October 1, 2025, we acquired and began consolidating the financial results of WRB and, accordingly, accounted for the business combination using the acquisition method of accounting, which requires WRB’s assets and liabilities to be recorded at fair value as of the acquisition date on our consolidated balance sheet.

The fair value of PP&E was $2,771 million and was determined primarily using the cost approach. The cost approach used assumptions for the current replacement cost of similar plant and equipment assets adjusted for estimated physical deterioration, functional obsolescence and economic obsolescence. The fair value of inventories was $1,200 million and was determined using a market approach. These valuations resulted in Level 3 nonrecurring fair value measurements. See Note 2—Business Combinations for additional information on the transaction.

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

Note 15—Pension and Postretirement Plans

The components of net periodic benefit cost for the three and nine months ended September 30, 2026 and 2025, were as follows:

	Millions of Dollars
	Pension Benefits				Other Benefits
	2026		2025		2026	2025
	U.S.	Int’l.	U.S.	Int’l.
Components of Net Periodic Benefit Cost
Three Months Ended September 30
Service cost	$33	2	31	3	1	1
Interest cost	33	8	32	8	2	1
Expected return on plan assets	(41)	(11)	(38)	(11)	—	—
Amortization of net actuarial loss (gain)	3	—	4	—	(2)	(1)
Settlements	2	5	4	—	—	—
Net periodic benefit cost*	$30	4	33	—	1	1

Nine Months Ended September 30
Service cost	$100	6	92	9	2	2
Interest cost	97	25	96	26	5	5
Expected return on plan assets	(123)	(34)	(114)	(34)	—	—
Amortization of net actuarial loss (gain)	9	(1)	12	(1)	(4)	(4)
Settlements	5	5	8	—	—	—
Net periodic benefit cost*	$88	1	94	—	3	3
* Included within the “Operating expenses” and “Selling, general and administrative expenses” line items on our consolidated statement of income.

During the nine months ended September 30, 2026, we contributed $193 million to our U.S. pension and other postretirement benefit plans and $3 million to our international pension plans. We currently expect to make additional contributions of approximately $3 million to our U.S. pension and other postretirement benefit plans and approximately $1 million to our international pension plans during the remainder of 2026. Cash contributions are included within the “Other” line item of the “Cash Flows From Operating Activities” section of our consolidated statement of cash flows.

Note 16—Accumulated Other Comprehensive Loss

Changes in the balances of each component of accumulated other comprehensive loss were as follows:

	Millions of Dollars
	Defined Benefit Plans	Foreign Currency Translation	Hedging	Accumulated Other Comprehensive Loss

December 31, 2025	$(113)	(49)	(5)	(167)
Other comprehensive loss before reclassifications	(15)	(85)	—	(100)
Amounts reclassified from accumulated other comprehensive loss
Defined benefit plans*
Amortization of net actuarial loss and settlements	13	—	—	13
Foreign currency translation	—	—	—	—
Hedging	—	—	—	—
Net current period other comprehensive loss	(2)	(85)	—	(87)
September 30, 2026	$(115)	(134)	(5)	(254)

December 31, 2024	$(140)	(262)	(5)	(407)
Other comprehensive income before reclassifications	3	241	—	244
Amounts reclassified from accumulated other comprehensive loss
Defined benefit plans*
Amortization of net actuarial loss and settlements	12	—	—	12
Foreign currency translation**	—	(12)	—	(12)
Hedging	—	—	—	—
Net current period other comprehensive income	15	229	—	244
September 30, 2025	$(125)	(33)	(5)	(163)
* Included within the computation of net periodic benefit cost. See Note 15—Pension and Postretirement Plans, for additional information.
** Included within the gain on sale of Coop, recognized in the “Net gain on dispositions” line item on our consolidated statement of income. See Note 6—Investments, Loans and Long-Term Receivables, for additional information.

Note 17—Cash Flow Information

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025
Non-cash financing activities
Reduction in borrowings under Receivables Securitization Facility	$—	—	264	303

See Note 9—Debt, for additional information regarding the above non-cash activity.

Note 18—Related Party Transactions

Significant transactions with related parties were:

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025

Operating revenues and other income (a)(d)	$1,995	1,040	5,470	3,150
Purchases (b)(d)	821	4,288	2,064	12,408
Operating expenses and selling, general and administrative expenses (c)	80	77	227	230

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

Analysis of Results by Operating Segment

	Millions of Dollars
	Three Months Ended September 30, 2026
	Operating Segments
	Midstream	Chemicals	Refining	M&S	Renewable Fuels	Corporate and Other	Consolidating Adjustments	Total Consolidated
Revenues and Other Income
Third-party sales and other operating revenues	$6,177	—	11,693	31,951	712	7	—	50,540
Intercompany revenues	823	—	24,086	1,082	1,907	—	(27,898)	—
Total sales and other operating revenues	7,000	—	35,779	33,033	2,619	7	(27,898)	50,540
Equity in earnings (losses) of affiliates	85	311	(1)	162	4	—	—	561
Net gain on dispositions	—	—	—	—	—	1	—	1
Other income	37	—	178	33	96	61	(1)	404
Total Revenues and Other Income	7,122	311	35,956	33,228	2,719	69	(27,899)	51,506

Costs and Expenses
Purchased crude oil and products	5,418	—	28,342	32,585	2,337	1	(27,869)	40,814
Operating expenses*	578	2	1,166	26	99	26	(30)	1,867
Selling, general and administrative expenses*	66	(2)	55	353	38	115	—	625
Depreciation and amortization	291	—	218	21	24	37	—	591
Impairments	1	—	31	—	—	—	—	32
Taxes other than income taxes	66	—	96	(2)	30	11	—	201
Interest and debt expense	—	—	—	—	—	243	—	243
Other segment items**	—	—	17	—	—	8	—	25
Total Costs and Expenses	6,420	—	29,925	32,983	2,528	441	(27,899)	44,398

Income (loss) before income taxes	$702	311	6,031	245	191	(372)	—	7,108
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

	Millions of Dollars
	Nine Months Ended September 30, 2026
	Operating Segments
	Midstream	Chemicals	Refining	M&S	Renewable Fuels	Corporate and Other	Consolidating Adjustments	Total Consolidated
Revenues and Other Income
Third-party sales and other operating revenues	$16,126	—	33,083	82,792	2,057	26	—	134,084
Intercompany revenues	2,698	—	61,162	2,527	4,672	3	(71,062)	—
Total sales and other operating revenues	18,824	—	94,245	85,319	6,729	29	(71,062)	134,084
Equity in earnings (losses) of affiliates	287	828	(2)	332	3	—	—	1,448
Net gain on dispositions	6	—	—	110	—	8	—	124
Other income	50	—	285	82	306	176	(3)	896
Total Revenues and Other Income	19,167	828	94,528	85,843	7,038	213	(71,065)	136,552

Costs and Expenses
Purchased crude oil and products	14,166	—	80,528	84,057	5,909	2	(70,968)	113,694
Operating expenses*	1,687	5	3,539	67	267	90	(97)	5,558
Selling, general and administrative expenses*	176	(6)	132	982	78	338	—	1,700
Depreciation and amortization	849	—	654	67	71	93	—	1,734
Impairments	5	—	34	—	2	8	—	49
Taxes other than income taxes	201	—	290	2	20	49	—	562
Interest and debt expense	—	—	—	—	—	843	—	843
Other segment items**	5	—	50	1	(3)	20	—	73
Total Costs and Expenses	17,089	(1)	85,227	85,176	6,344	1,443	(71,065)	124,213

Income (loss) before income taxes	$2,078	829	9,301	667	694	(1,230)	—	12,339
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

Other Segment Disclosures

	Millions of Dollars
	Operating Segments
	Midstream	Chemicals	Refining	M&S	Renewable Fuels	Corporate and Other	Total Consolidated
Three Months Ended September 30, 2026
Interest Income	$—	—	—	—	—	62	62
Capital Expenditures and Investments*	315	—	296	20	8	41	680
Three Months Ended September 30, 2025
Interest Income	$—	—	—	—	—	34	34
Capital Expenditures and Investments*	347	—	145	26	15	8	541
Nine Months Ended September 30, 2026
Interest Income	$—	—	—	—	—	174	174
Capital Expenditures and Investments*	1,086	—	761	49	24	68	1,988
Nine Months Ended September 30, 2025
Interest Income	$—	—	—	—	—	102	102
Capital Expenditures and Investments*	947	—	469	75	33	27	1,551
* Excludes Acquisitions, net of cash acquired.

	Millions of Dollars
	Operating Segments
	Midstream	Chemicals	Refining	M&S	Renewable Fuels	Corporate and Other	Total Consolidated
As of September 30, 2026
Investments In and Advances to Affiliates	$2,051	8,703	54	1,478	18	4	12,308
Total Assets	31,492	8,703	21,462	13,489	3,083	7,726	85,955
As of December 31, 2025
Investments In and Advances to Affiliates	$2,117	7,899	65	1,330	15	2	11,428
Total Assets	30,172	7,899	19,435	10,059	3,197	2,918	73,680

Note 20—Income Taxes

Our effective income tax rates for the three and nine months ended September 30, 2026, were 21%, compared to 16% and 19% for the corresponding periods of 2025, respectively. The increase in our effective rate for the three and nine months ended September 30, 2026, was primarily attributable to the impact of foreign operations and state income tax settlements in the 2025 period, partially offset by the effects of cross-border tax laws in the current period. Additionally, the nine-month period was impacted by non-taxable items in the 2025 period.

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

The most significant assets of DCP Midstream Class A Segment that are available to settle only its obligations, along with its most significant liabilities for which its creditors do not have recourse to Phillips 66’s general credit, were:

	Millions of Dollars
	September 30 2026	December 31 2025

Accounts receivable	$430	530
Investments and long-term receivables	715	705
Net properties, plants and equipment	9,638	9,211
Accounts payable	914	785
Short-term debt	499	—
Long-term debt	2,071	2,903

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

EXECUTIVE OVERVIEW AND BUSINESS ENVIRONMENT

Phillips 66 is uniquely positioned as a leading integrated downstream energy provider operating with Midstream, Chemicals, Refining, Marketing and Specialties (M&S) and Renewable Fuels segments. At September 30, 2026, we had total assets of $86.0 billion. Our common stock trades on the New York Stock Exchange under the symbol PSX.

Executive Overview
In the third quarter of 2026, we reported earnings of $5.6 billion and generated $7.3 billion of cash from operations. We had net debt repayments and repurchases of $2.1 billion, funded capital expenditures and investments of $680 million, paid dividends of $504 million to common stockholders and repurchased $2.3 billion of our common stock. The cash provided by operating activities was due to higher earnings, primarily driven by an increase in realized refining margins. As of September 30, 2026, we had $5.8 billion of cash and cash equivalents and $6.4 billion of total committed capacity available under our credit facilities.

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
•During the third quarter of 2026, we executed a joint venture agreement and made a final investment decision on the proposed Western Gateway Pipeline system. This is a proposed 1,300-mile refined products pipeline system that will connect our Central Corridor and Gulf Coast refining assets to our West Coast and Southwest Marketing assets. Under the agreement, Phillips 66 owns 49.9% of the system.
•Our financial targets through 2027 reflect our plans to organically grow our Midstream and Chemicals businesses and invest in low-capital, high-return projects in Refining. Following the Western Gateway final investment decision and other recent project approvals, we expect 2027 annual capital expenditures and investments to exceed our previously communicated target of approximately $2.5 billion. The amount and timing of the increase remain subject to finalizing the 2027 capital budget.
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
•In October 2026, our Board of Directors declared a quarterly cash dividend of $1.33 per common share, representing a $0.06 increase, reflecting our commitment to a secure, competitive and growing dividend.
•In July 2026, our Board of Directors approved a $10 billion increase to our share repurchase authorization. Since July 2012, our Board of Directors has authorized an aggregate of $35 billion of repurchases of our outstanding common stock under our share repurchase program.
•During the nine months ended September 30, 2026, our net cash provided by operating activities was $12.3 billion and we returned $4.4 billion to shareholders through share repurchases and dividends.

Business Environment
We continue to see significant movements in commodity prices as a result of geopolitical events, and due to the uncertainty regarding their duration, continued disruptions could materially impact our future results. Below is a discussion of additional factors impacting our environment during the three months ended September 30, 2026, as compared to the same period of 2025.

Our Midstream segment includes our Transportation and NGL businesses. Our Transportation business contains fee-based operations not directly exposed to commodity price risk. Our NGL business contains both fee-based operations and operations directly impacted by NGL and natural gas prices. The weighted-average NGL price was $0.74 per gallon during the third quarter of 2026, compared with $0.60 per gallon during the third quarter of 2025. The Henry Hub natural gas price was $2.88 per million British thermal units (MMBtu) during the third quarter of 2026, compared with $3.03 per MMBtu during the third quarter of 2025. The increase in NGL prices was primarily due to a tight supply market with fewer cargos from the Middle East, while the decrease in natural gas prices was due to increased natural gas supply.

Our Chemicals segment consists of our 50% equity investment in Chevron Phillips Chemical Company LLC (CPChem). The chemicals and plastics industry is mainly a commodity-based industry where the margins for key products are based on supply and demand, as well as cost factors. The benchmark high-density polyethylene chain margin was 18.8 cents per pound in the third quarter of 2026, compared with 7.6 cents per pound in the third quarter of 2025. The increase was mainly due to lower plant utilizations in Asia driven by lower Middle East supply and higher feedstock costs.

Our Refining segment results are driven by several factors, including market crack spreads, refinery throughput, feedstock costs, product yields, turnaround activity and other operating costs. Market crack spreads are used as indicators of refining margins and measure the difference between market prices for refined petroleum products and crude oil. The composite 3:2:1 market crack spread for our business increased to an average of $60.17 per barrel during the third quarter of 2026, from an average of $23.64 per barrel during the third quarter of 2025. The increase in the composite market crack spread was primarily driven by low seasonal global product inventories, particularly diesel, and geopolitical events reducing global product supply. The price of U.S. benchmark crude oil, West Texas Intermediate (WTI) at Cushing, Oklahoma, increased to an average of $86.19 per barrel during the third quarter of 2026, from an average of $65.03 per barrel during the third quarter of 2025. The increase in crude oil prices was primarily driven by geopolitical events in the Middle East restricting global crude supply and changing trade flows.

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

Our Renewable Fuels segment processes renewable feedstocks into renewable products at the Rodeo Renewable Energy Complex (Rodeo Complex) and at our Humber Refinery. In addition, this segment includes global activities to procure renewable feedstocks, manage certain regulatory credits, and market renewable fuels. Results for our Renewable Fuels segment are impacted by several factors, including the market price of renewable fuels, feedstock costs, throughput, logistics, operating costs and the value of certain regulatory credits, as well as other market factors, largely determined by the relationship between supply and demand.

RESULTS OF OPERATIONS

Unless otherwise indicated, discussion of results for the three and nine months ended September 30, 2026, is based on a comparison with the corresponding period of 2025.

Consolidated Results

A summary of income (loss) before income taxes by business segment with a reconciliation to net income attributable to Phillips 66 follows:

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025

Midstream	$702	697	2,078	2,179
Chemicals	311	176	829	309
Refining	6,031	(518)	9,301	(1,096)
Marketing and Specialties	245	251	667	2,104
Renewable Fuels	191	(43)	694	(361)
Corporate and Other	(372)	(364)	(1,230)	(1,168)
Income before income taxes	7,108	199	12,339	1,967
Income tax expense	1,469	32	2,602	366
Net income	5,639	167	9,737	1,601
Less: net income attributable to noncontrolling interests	23	34	67	104
Net income attributable to Phillips 66	$5,616	133	9,670	1,497

Net income attributable to Phillips 66 in the third quarter of 2026 was $5.6 billion, compared with $133 million in the third quarter of 2025. Net income attributable to Phillips 66 for the nine months ended September 30, 2026, was $9.7 billion, compared with $1.5 billion for the nine months ended September 30, 2025.

The increase in net income attributable to Phillips 66 in the third quarter of 2026 was primarily due to improved realized margins for our Refining segment and a before-tax impairment of $948 million recorded in the third quarter of 2025 related to our equity investment in WRB Refining LP (WRB).

The increase in net income attributable to Phillips 66 for the nine months ended September 30, 2026, was primarily due to improved realized margins for our Refining segment, higher values of regulatory credits in the Renewable Fuels segment, and a before-tax impairment of $948 million recorded in the third quarter of 2025 related to our equity investment in WRB. These increases were partially offset by a before-tax gain of $1 billion associated with the sale of our investment in Coop Mineraloel AG (Coop) recognized in January 2025 in the M&S segment and lower U.S. and international marketing fuel margins, mainly driven by commodity derivative activity.

In the Notes to Consolidated Financial Statements, see Note 6—Investments, Loans and Long-Term Receivables for additional information regarding the impairment of our equity investment in WRB and sale of our investment in Coop, and Note 13—Derivatives and Financial Instruments for additional information. Additionally, see the “Segment Results” section for additional information on our segment results.

Statement of Income Analysis

Sales and other operating revenues increased 46% and 36% for the three and nine months ended September 30, 2026, respectively. Purchased crude oil and products increased 35% and 31% for the three and nine months ended September 30, 2026, respectively. The increases in both line items for the three and nine months ended September 30, 2026, were primarily due to higher prices for refined petroleum products, crude oil, and NGL, partially offset by impacts associated with the sale of 65% of our interest in the Germany and Austria retail marketing business (Germany and Austria Marketing) in December 2025 and losses from commodity derivative activity. In the Notes to Consolidated Financial Statements, see Note 6—Investments, Loans and Long-Term Receivables, for additional information regarding the partial sale of Germany and Austria Marketing and Note 13—Derivatives and Financial Instruments for additional information.

Equity in earnings of affiliates increased $224 million and $805 million for the three and nine months ended September 30, 2026, respectively. The increases for both periods of 2026 were primarily due to higher equity earnings from CPChem and Excel Paralubes LLC (Excel Paralubes). The increase in equity earnings from Excel Paralubes was primarily due to higher margins resulting from increased prices, partially offset by higher feedstock costs. See the Chemicals segment analysis in the “Segment Results” section for additional information regarding CPChem.

Net gain on dispositions decreased 88% for the nine months ended September 30, 2026, primarily due to a before-tax gain of $1 billion associated with the sale of our investment in Coop recognized in January 2025 in the M&S segment. See Note 6—Investments, Loans and Long-Term Receivables, in the Notes to Consolidated Financial Statements for additional information regarding the disposition.

Other income increased $288 million and $585 million for the three and nine months ended September 30, 2026, respectively. The increases for both periods were primarily attributable to higher results from trading activities and Clean Fuel Production credits.

Operating expenses increased 25% and 22% for the three and nine months ended September 30, 2026, respectively. The increases for both periods were primarily driven by our acquisition of WRB in October 2025 and higher employee-related expenses. The increase for the nine months ended September 30, 2026, was partially offset by lower costs following the cessation of operations at the Los Angeles Refinery. In the Notes to Consolidated Financial Statements, see Note 2—Business Combinations for additional information on the WRB acquisition and Note 7—Properties, Plants and Equipment for additional information on the idled Los Angeles Refinery.

Selling, general and administrative expenses decreased 21% and 10% for the three and nine months ended September 30, 2026, respectively, primarily due to lower legal accruals related to litigation with Propel Fuels, Inc. (Propel Fuels), partially offset by higher employee-related expenses. Additionally, the nine months ended September 30, 2026, was impacted by lower costs from the partial sale of Germany and Austria Marketing. In the Notes to Consolidated Financial Statements, see Note 6—Investments, Loans and Long-Term Receivables, for additional information regarding the partial sale of Germany and Austria Marketing and Note 12—Contingencies and Commitments, for additional information on ongoing litigation with Propel Fuels.

Depreciation and amortization decreased 28% and 29% for the three and nine months ended September 30, 2026, respectively. These decreases were primarily due to depreciation recorded in 2025 prior to cessation of operations at the Los Angeles Refinery in the fourth quarter of 2025. See Note 7—Properties, Plants and Equipment, in the Notes to Consolidated Financial Statements for additional information.

Impairments decreased $919 million and $932 million for the three and nine months ended September 30, 2026, respectively. The decreases for both periods of 2026 were primarily due to a before-tax impairment of $948 million recognized in the third quarter of 2025 related to our equity investment in WRB. See Note 6—Investments, Loans and Long-Term Receivables, in the Notes to Consolidated Financial Statements for additional information.

Taxes other than income taxes decreased $20 million and $110 million for the three and nine months ended September 30, 2026, respectively. The decreases for both periods were primarily driven by lower customs duties.

Interest and debt expense increased 13% for the nine months ended September 30, 2026, primarily due to higher average debt balances. See Note 9—Debt, in the Notes to Consolidated Financial Statements for additional information.

Income tax expense increased $1.4 billion and $2.2 billion for the three and nine months ended September 30, 2026, respectively, primarily due to higher income before income taxes. See Note 20—Income Taxes, in the Notes to Consolidated Financial Statements for information regarding our effective income tax rates.

Net income attributable to noncontrolling interests decreased 32% and 36% for the three and nine months ended September 30, 2026, respectively. The decreases for both periods of 2026 were due to lower results from DCP Midstream, LP (DCP LP), driven by higher fees associated with the early retirement of debt in 2026. Additionally, the nine months ended September 30, 2026, was impacted by lower earnings from DCP LP following the sale of its equity investment in Gulf Coast Express Pipeline LLC (GCX) in the first quarter of 2025. In the Notes to Consolidated Financial Statements, see Note 6—Investments, Loans and Long-Term Receivables, for additional information regarding the sale of GCX and Note 9—Debt for additional information.

Segment Results

Midstream

	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025

	Millions of Dollars
Income Before Income Taxes
Transportation	$217	194	714	679
NGL	485	503	1,364	1,500
Total Midstream	$702	697	2,078	2,179

	Thousands of Barrels Daily
Transportation Volumes
Pipelines*	2,920	3,111	2,998	3,033
Terminals	3,598	3,127	3,405	3,047
Operating Statistics
Wellhead Volume (billion cubic feet per day)**	4.6	4.3	4.5	4.2
NGL production**	471	483	461	459
Pipeline Throughput–Y-Grade to Market***†	982	999	952	887
NGL fractionated†	1,003	930	1,001	854
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

Results from our Midstream segment increased $5 million and decreased $101 million for the three and nine months ended September 30, 2026, respectively.

Results from our Transportation business increased $23 million and $35 million for the three and nine months ended September 30, 2026, respectively. The increase for the three months ended September 30, 2026, primarily reflected the 2025 retirement of a rail rack at the Los Angeles Refinery and results from the recently acquired Lindsey Oil Refinery logistics assets, partially offset by higher employee-related expenses. The increase for the nine months ended September 30, 2026, was primarily due to increased volumes supporting Refining and results from the Lindsey Oil Refinery logistics assets, partially offset by lower activity associated with our crude processing and logistics assets in California following the idling of the Los Angeles Refinery.

Results from our NGL business decreased $18 million and $136 million for the three and nine months ended September 30, 2026, respectively. The decreases for the three and nine months ended September 30, 2026, were primarily driven by the effects of customer recontracting, partially offset by widening natural gas transportation differentials out of the Permian Basin. Additionally, the decrease for the nine months ended September 30, 2026, was due to a before-tax gain of $68 million recognized in the first quarter of 2025 on the sale of DCP LP’s ownership interest in GCX and accelerated depreciation recorded in 2026 related to a Permian Basin gas plant.

See the “Executive Overview and Business Environment” section for information on market factors impacting this quarter’s results. See Note 6—Investments, Loans and Long-Term Receivables, in the Notes to Consolidated Financial Statements for additional information regarding the sale of DCP LP’s ownership interest in GCX in 2025. See Note 7—Properties, Plants and Equipment, in the Notes to Consolidated Financial Statements for additional information regarding the acquired assets and infrastructure of the Lindsey Oil Refinery in April 2026 and on the idled Los Angeles Refinery.

Chemicals

	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025

	Millions of Dollars

Income Before Income Taxes	$311	176	829	309

Millions of Pounds

CPChem Externally Marketed Sales Volumes*	5,609	6,572	16,323	18,831
* Represents 100% of CPChem’s outside sales of produced petrochemical products, as well as commission sales from equity affiliates.

Global Olefins and Polyolefins Capacity Utilization (percent)	92%	104	92	98

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

Results from the Chemicals segment increased $135 million and $520 million for the three and nine months ended September 30, 2026, respectively, primarily due to improved margins driven by higher sales prices, mainly for polyethylene.

See the “Executive Overview and Business Environment” section for information on market factors impacting CPChem’s results.

Refining

	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025

	Millions of Dollars
Income (Loss) Before Income Taxes
Atlantic Basin/Europe	$1,474	250	2,193	100
Gulf Coast	1,702	119	2,859	(113)
Central Corridor*	2,568	(580)	3,749	(238)
West Coast	287	(307)	500	(845)
Worldwide	$6,031	(518)	9,301	(1,096)

	Dollars Per Barrel
Income (Loss) Before Income Taxes
Atlantic Basin/Europe	$27.59	4.94	14.31	0.72
Gulf Coast	31.11	2.19	17.75	(0.79)
Central Corridor*	32.90	(20.61)	16.86	(2.82)
West Coast	28.91	(15.06)	18.52	(13.28)
Worldwide	30.76	(3.38)	16.50	(2.55)

Realized Refining Margins**
Atlantic Basin/Europe	$33.34	11.94	21.42	9.24
Gulf Coast	38.83	8.74	24.96	7.61
Central Corridor*	40.70	15.82	25.79	13.35
West Coast	37.30	12.31	27.18	11.17
Worldwide	38.00	12.15	24.44	10.27
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

On October 1, 2025, we acquired the remaining 50% ownership interest in WRB from subsidiaries of Cenovus Energy Inc. (Cenovus). In the fourth quarter of 2025, we ceased fuel production at our Los Angeles Refinery and effective in the first quarter of 2026, activities associated with the decommissioning and redevelopment of our idled Los Angeles Refinery site are included in Corporate and Other. In the Notes to Consolidated Financial Statements, see Note 2—Business Combinations and Note 7—Properties, Plants and Equipment, for additional information.

Results from our Refining segment increased $6.5 billion and $10.4 billion for the three and nine months ended September 30, 2026, respectively. The increase for the three and nine months ended September 30, 2026, was primarily due to higher realized margins, a before-tax impairment of $948 million recorded in the third quarter of 2025 related to our equity investment in WRB, and depreciation recorded in 2025 for the Los Angeles Refinery. The increase in realized margins in the three and nine months ended September 30, 2026, was due to improved market crack spreads, partially offset by increased feedstock costs. See the “Executive Overview and Business Environment” section for information on industry crack spreads and other market factors impacting this quarter’s results. See Note 6—Investments, Loans and Long-Term Receivables, in the Notes to Consolidated Financial Statements for additional information regarding the WRB equity investment impairment in 2025.

	Thousands of Barrels Daily, Except as Indicated
	Three Months Ended September 30		Nine Months Ended September 30
Operating Statistics	2026	2025	2026	2025
Refining operations*
Atlantic Basin/Europe
Crude oil capacity	554	537	554	537
Crude oil processed	547	534	529	471
Capacity utilization (percent)†	99%	99	96	88
Refinery production	582	552	564	511
Gulf Coast
Crude oil capacity	541	529	541	529
Crude oil processed	495	528	515	469
Capacity utilization (percent)†	91%	100	95	89
Refinery production	601	597	597	529
Central Corridor**
Crude oil capacity	793	531	793	531
Crude oil processed	817	549	784	540
Capacity utilization (percent)†	103%	103	99	102
Refinery production	851	571	817	561
West Coast***
Crude oil capacity	105	244	105	244
Crude oil processed	102	214	94	225
Capacity utilization (percent)†	97%	88	89	92
Refinery production	108	219	99	230
Worldwide
Crude oil capacity	1,993	1,841	1,993	1,841
Crude oil processed	1,961	1,825	1,922	1,705
Capacity utilization (percent)†	98%	99	96	93
Refinery production	2,142	1,939	2,077	1,831
* Includes our share of equity affiliates.
    ** Includes our proportional share of our equity method investment in WRB through September 30, 2025. Beginning on October 1, 2025, 100% of Borger Refinery and Wood River Refinery are included in consolidated results. See Note 2—Business Combinations, in the Notes to Consolidated Financial Statements for additional information.

  *** In the fourth quarter of 2025, we ceased fuel production and began idling the facilities at our Los Angeles Refinery, and the associated crude oil capacity is excluded from the statistics above beginning on October 1, 2025.

† Capacity utilization percentages, as presented, are calculated using underlying crude oil processed volumes divided by crude oil capacity. As such, recalculated utilization percentages using the rounded volumes presented may differ due to rounding.

Our worldwide refining crude oil capacity utilization rate was 98% and 96% for the three and nine months ended September 30, 2026, respectively, compared with 99% and 93% in the three and nine months ended September 30, 2025, respectively. The increase for the nine months ended September 30, 2026, was due to lower turnaround activity.

Marketing and Specialties

	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025

	Millions of Dollars

Income Before Income Taxes	$245	251	667	2,104

	Dollars Per Barrel
Income Before Income Taxes
U.S.	$0.61	0.18	0.24	1.08
International	(3.97)	4.55	1.67	14.66

Realized Marketing Fuel Margins*
U.S.	$1.29	2.04	0.92	2.10
International	(4.41)	5.37	(1.02)	5.76
* See the “Non-GAAP Reconciliations” section for a reconciliation of this non-GAAP measure to the most directly comparable GAAP measure, income before income taxes per barrel.

	Dollars Per Gallon
U.S. Average Wholesale Prices*
Gasoline	$3.49	2.51	3.17	2.52
Distillates	4.50	2.77	3.86	2.64
* On third-party branded petroleum product sales.

	Thousands of Barrels Daily
Marketing Refined Product Sales
Gasoline	1,267	1,340	1,254	1,279
Distillates	986	993	965	957
Other	12	42	40	50
	2,265	2,375	2,259	2,286

The M&S segment purchases for resale and markets refined products, mainly in the United States and Europe. In addition, this segment includes the manufacturing and marketing of base oils and lubricants.

Results from the M&S segment decreased $6 million and $1,437 million for the three and nine months ended September 30, 2026, respectively. The decreases for both periods were primarily due to lower U.S. and international marketing fuel margins, mainly driven by commodity derivative activity, as well as activity associated with the partial sale of Germany and Austria Marketing. These decreases were partially offset by lower legal accruals related to litigation with Propel Fuels and higher equity earnings from Excel Paralubes. The decrease for the nine months ended September 30, 2026, was also due to a before-tax gain of $1 billion associated with the sale of our investment in Coop recognized in January 2025. In the Notes to Consolidated Financial Statements see Note 6—Investments, Loans and Long-Term Receivables, for additional information regarding the sale of Coop and partial sale of Germany and Austria Marketing, Note 12—Contingencies and Commitments, for additional information regarding legal accruals and Note 13—Derivatives and Financial Instruments, for additional information on commodity derivative activity. Additionally, reference the “Executive Overview and Business Environment” section for information on marketing fuel margins and other market factors impacting this quarter’s results.

Renewable Fuels

	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025

	Millions of Dollars

Income (Loss) Before Income Taxes	$191	(43)	694	(361)

	Thousands of Barrels Daily
Operating Statistics
Total Renewable Fuels Produced	47	36	47	40
Total Renewable Fuel Sales	73	63	64	66

Market Indicators
Chicago Board of Trade (CBOT) soybean oil (dollars per pound)	$0.70	0.53	0.67	0.49
California Low-Carbon Fuel Standard (LCFS) carbon credit (dollars per metric ton)	80.82	53.40	71.65	57.34
California Air Resources Board (CARB) ultra-low-sulfur diesel (ULSD) - San Francisco (dollars per gallon)	4.43	2.55	3.85	2.50
Biodiesel Renewable Identification Number (RIN) (dollars per RIN)	2.22	1.13	1.93	1.00

The Renewable Fuels segment processes renewable feedstocks into renewable products at the Rodeo Complex and at our Humber Refinery. In addition, this segment includes the global activities to procure renewable feedstocks, manage certain regulatory credits and market renewable fuels.

Results from the Renewable Fuels segment increased $234 million and $1,055 million for the three and nine months ended September 30, 2026, respectively. The increases for the three and nine months ended September 30, 2026, were primarily due to higher values of regulatory credits, partially offset by inventory impacts. Additionally, the three months ended September 30, 2026, was also offset by higher volumes and costs.

See the “Executive Overview and Business Environment” section for information on market factors impacting this quarter’s results.

Corporate and Other

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025
Loss Before Income Taxes
Net interest expense	$(187)	(225)	(675)	(642)
Corporate overhead and other	(182)	(145)	(537)	(515)
NOVONIX	(3)	6	(18)	(11)
Total Corporate and Other	$(372)	(364)	(1,230)	(1,168)

Net interest expense consists of interest and financing expense, net of interest income and capitalized interest. Corporate overhead and other includes general and administrative expenses, technology costs, environmental costs associated with sites no longer in operation, restructuring costs related to our business transformation, foreign currency transaction gains and losses and other costs not directly associated with an operating segment. Effective in the first quarter of 2026, activities associated with the decommissioning and redevelopment of our idled Los Angeles Refinery site are also included in corporate overhead and other. In addition, Corporate and Other includes the change in the fair value of our investment in NOVONIX. In the Notes to Consolidated Financial Statements, see Note 7—Properties, Plants and Equipment for additional information on the idled Los Angeles Refinery and Note 14—Fair Value Measurements for additional information regarding our investment in NOVONIX.

Net interest expense decreased $38 million and increased $33 million for the three and nine months ended September 30, 2026, respectively. The decrease for the three months ended September 30, 2026, was primarily driven by increased average cash balances and lower interest expense due to debt retirements. The increase for the nine months ended September 30, 2026, was due to higher average debt balances, partially offset by increased average cash balances and higher capitalized interest.

Corporate overhead and other costs increased $37 million and $22 million for the three and nine months ended September 30, 2026, respectively. The increases for both periods were primarily due to costs associated with the idled Los Angeles and San Francisco Refineries. Additionally, the increase for the nine months ended September 30, 2026, was partially offset by lower depreciation expense associated with information technology assets and advisory fees related to proxy solicitation services, both recorded in 2025.

CAPITAL RESOURCES AND LIQUIDITY

Financial Indicators

	Millions of Dollars, Except as Indicated
	September 30 2026	December 31 2025

Cash and cash equivalents	$5,848	1,116
Short-term debt	1,045	1,038
Total debt	18,530	19,716
Total equity	35,503	30,241
Percent of total debt to capital*	34%	39
Percent of floating-rate debt to total debt	—%	2
* Capital includes total debt and total equity.

To meet our short- and long-term liquidity requirements, we use a variety of funding sources but rely primarily on cash generated from operating activities and debt financing. During the first nine months of 2026, we generated $12.3 billion of cash from operations and increased cash and cash equivalents by $4.7 billion. We funded repurchases of our common stock of $2.9 billion, capital expenditures and investments of $2.0 billion, paid $1.5 billion of dividends to our common stockholders, and repaid or repurchased $1.1 billion of debt, net of proceeds from debt issuances. At this time, we believe that our cash on hand, as well as the sources of liquidity described herein, will be sufficient to fund our obligations over the short- and long-term.

Significant Sources of Capital

Operating Activities
During the first nine months of 2026, cash generated by operating activities was $12.3 billion, compared with $2.2 billion for the first nine months of 2025. The increase was primarily due to higher earnings driven by an increase in realized refining margins.

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

Equity Affiliate Operating Distributions
Our operating cash flows are also impacted by distribution decisions made by our equity affiliates. During the first nine months of 2026, cash from operations included aggregate distributions of $496 million from our equity affiliates, while cash from operations during the first nine months of 2025 included aggregate distributions of $783 million from our equity affiliates. We cannot control the amount of future dividends from equity affiliates; therefore, future dividend payments by these equity affiliates are not assured.

Term Loan Agreement
On March 18, 2026 (the Term Loan Closing Date), Phillips 66 Company entered into a 364-day, $2.25 billion term loan agreement guaranteed by Phillips 66 (the Term Loan Agreement). The Term Loan Agreement provided for a single borrowing on the Term Loan Closing Date and was scheduled to mature 364 days after the Term Loan Closing Date. The Term Loan Agreement contained customary covenants similar to those contained in our revolving credit agreement, including a maximum consolidated net debt-to-capitalization ratio of 65% as of the last day of each fiscal quarter. The Term Loan Agreement had customary events of default, such as nonpayment of principal when due; nonpayment of interest, fees or other amounts after grace periods; and violation of covenants. We could prepay outstanding borrowings under the Term Loan Agreement, in whole or in part, at any time without premium or penalty. Outstanding borrowings under the Term Loan Agreement accrued interest at either: (a) the term Secured Overnight Financing Rate (SOFR) in effect from time to time plus an applicable margin of 1.100%; or (b) the reference rate (as described in the Term Loan Agreement) plus an applicable margin of 0.100%. The $2.25 billion borrowed in early 2026 was fully repaid as of September 30, 2026.

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

Accounts Receivable Securitization
On September 30, 2024, Phillips 66 Company entered into a 364-day, $500 million accounts receivable securitization facility (the Receivables Securitization Facility). Under the Receivables Securitization Facility, Phillips 66 Company sells or contributes on an ongoing basis, certain of its receivables, together with related security and interests in the proceeds thereof, to its wholly owned subsidiary, Phillips 66 Receivables LLC (P66 Receivables), a consolidated and bankruptcy-remote special purpose entity created for the sole purpose of transacting under the Receivables Securitization Facility. During 2025, Phillips 66 Company amended the Receivables Securitization Facility to, among other things, increase the maximum size of the Receivables Securitization Facility to $1.25 billion and extend the term of the facility through September 28, 2026. On March 13, 2026, Phillips 66 Company amended the Receivables Securitization Facility to, among other things, increase the maximum size of the Receivables Securitization Facility from $1.25 billion to $1.75 billion and permit P66 Receivables to request a future increase in the maximum facility size up to $2 billion. On August 20, 2026, Phillips 66 Company amended the Receivables Securitization Facility to, among other things, establish an uncommitted facility of up to $250 million, increase the maximum committed facility size from $1.75 billion to $2 billion and extend the maturity date from September 28, 2026 to August 19, 2027. Under the amended Receivables Securitization Facility, P66 Receivables may borrow and incur indebtedness from, and/or sell certain accounts receivable, and will secure its obligations with a pledge of undivided interests in such receivables, together with related security and interests in the proceeds thereof, to PNC Bank, National Association, as Administrative Agent, for the benefit of the secured parties thereunder. Accounts receivable outstanding under the Receivables Securitization Facility accrue interest at an adjusted term SOFR plus the applicable margin. In all instances, Phillips 66 Company retains the servicing of the accounts receivable transferred.

Accounts receivable sold under the Receivables Securitization Facility meet the sale criteria under ASC 860, Transfers and Servicing, and are derecognized from the consolidated balance sheet. P66 Receivables guarantees payment, in full, for accounts receivable sold to the purchasers. For the three months ended September 30, 2026, we sold $250 million of accounts receivable for cash proceeds. For the nine months ended September 30, 2026, we sold $856 million of accounts receivable for cash proceeds of $592 million and a $264 million reduction in our borrowings under the Receivables Securitization Facility, which was recognized as a non-cash financing transaction. For the three months ended September 30, 2025, we sold $160 million of accounts receivable for cash proceeds. For the nine months ended September 30, 2025, we sold $593 million of accounts receivable for cash proceeds of $290 million and a $303 million reduction in our borrowings under the Receivables Securitization Facility, which was recognized as a non-cash financing transaction. We recognized immaterial charges associated with the transfers of financial assets, included within the line item “Selling, general and administrative expenses” on our consolidated statement of income, during the three and nine months ended September 30, 2026 and 2025.

Borrowings under the Receivables Securitization Facility are recognized as short-term debt on the consolidated balance sheet. Borrowings are secured by the accounts receivable, held by P66 Receivables, which remain reported as accounts receivable on the consolidated balance sheet. At September 30, 2026, we had no outstanding borrowings under the Receivables Securitization Facility. We had outstanding borrowings of $200 million at December 31, 2025, which were secured by accounts receivable held by P66 Receivables of $4.4 billion included within the “Accounts and notes receivable” line item on our consolidated balance sheet.

At September 30, 2026, we had utilized $269 million of the $2 billion committed capacity of the Receivables Securitization Facility, all of which was from sold accounts receivable not yet remitted to the Administrative Agent. At December 31, 2025, we had utilized $367 million of the $1.25 billion committed capacity of the Receivables Securitization Facility from $167 million of sold accounts receivable not yet remitted to the Administrative Agent and $200 million of outstanding borrowings.

Accounts Receivable Factoring
In addition to the Receivables Securitization Facility, discussed in Note 9—Debt, Phillips 66 maintains other accounts receivable factoring facilities with various financial institutions that enable Phillips 66 to sell certain eligible accounts receivable to these financial institutions on a non-recourse basis for which we retain the servicing of the accounts receivable transferred. Sales of accounts receivable under these facilities meet the sale criteria under ASC 860, Transfers and Servicing, and are derecognized from the consolidated balance sheet. Cash receipts from the sale of accounts receivable, received at the time of sale, are classified as cash flows from operating activities. For the three and nine months ended September 30, 2026, we sold $1.9 billion and $3.6 billion, respectively, of accounts receivable for cash proceeds under these facilities. As of September 30, 2026, and December 31, 2025, $693 million and $195 million, respectively, remained uncollected of the total accounts receivable sold. We recognized immaterial charges associated with these transfers, which are included as a component within the line item “Selling, general and administrative expenses” on our consolidated statement of income for the three and nine months ended September 30, 2026.

Credit Facilities and Commercial Paper

Phillips 66 and Phillips 66 Company
On January 13, 2025, we entered into a $200 million uncommitted credit facility (the 2025 Uncommitted Facility) with Phillips 66 Company as the borrower and Phillips 66 as the guarantor. The 2025 Uncommitted Facility contains covenants and events of default customary for unsecured uncommitted facilities. The 2025 Uncommitted Facility has no commitment fees or compensating balance requirements. Outstanding borrowings under the 2025 Uncommitted Facility bear interest at a rate of either (a) the adjusted term SOFR plus the applicable margin, (b) the adjusted daily simple SOFR plus the applicable margin or (c) the base rate, in each case plus the applicable margin. Each borrowing matures six months from the date of such borrowing. We may at any time prepay outstanding borrowings, in whole or in part, without premium or penalty. On March 26, 2026, Phillips 66 amended the 2025 Uncommitted Facility to increase the capacity by $100 million. At September 30, 2026, and December 31, 2025, no borrowings were outstanding under the 2025 Uncommitted Facility.

On June 25, 2024, we entered into a $400 million uncommitted credit facility (the 2024 Uncommitted Facility) with Phillips 66 Company as the borrower and Phillips 66 as the guarantor. The 2024 Uncommitted Facility contains covenants and events of default customary for unsecured uncommitted facilities. The 2024 Uncommitted Facility has no commitment fees or compensating balance requirements. Outstanding borrowings under the 2024 Uncommitted Facility bear interest at a rate of either (a) the adjusted term SOFR, (b) the adjusted daily simple SOFR or (c) the reference rate, in each case plus the applicable margin. Each borrowing matures six months from the date of such borrowing. We may at any time prepay outstanding borrowings, in whole or in part, without premium or penalty. At September 30, 2026, and December 31, 2025, no borrowings were outstanding under the 2024 Uncommitted Facility.

On February 28, 2024, we entered into a new $5 billion revolving credit agreement (the Facility) with Phillips 66 Company as the borrower and Phillips 66 as the guarantor and a scheduled maturity date of February 28, 2029. The Facility replaced our previous $5 billion revolving credit facility dated as of June 23, 2022, with Phillips 66 Company as the borrower and Phillips 66 as the guarantor, and the previous revolving credit facility was terminated. The Facility contains customary covenants similar to the previous revolving credit facility, including a maximum consolidated net debt-to-capitalization ratio of 65% as of the last day of each fiscal quarter. The Facility has customary events of default, such as nonpayment of principal when due; nonpayment of interest, fees or other amounts after grace periods; and violation of covenants. We may at any time prepay outstanding borrowings under the Facility, in whole or in part, without premium or penalty. We have the option to increase the overall capacity to $6 billion, subject to certain conditions. We also have the option to extend the scheduled maturity of the Facility for up to two additional one-year terms, subject to, among other things, the consent of the lenders holding the majority of the commitments and of each lender extending its commitment. Outstanding borrowings under the Facility bear interest at either (a) the adjusted term SOFR (as described in the Facility) in effect from time to time plus the applicable margin; or (b) the reference rate (as described in the Facility) plus the applicable margin. The pricing levels for the commitment fee and interest-rate margins are determined based on the ratings in effect for our senior unsecured long-term debt from time to time. At September 30, 2026, and December 31, 2025, no amount had been drawn under the Facility.

Phillips 66 also has a $5 billion uncommitted commercial paper program for short-term working capital needs that is supported by the Facility. Commercial paper maturities are contractually limited to less than one year. At September 30, 2026, no borrowings were outstanding under this program, while at December 31, 2025, $200 million of commercial paper had been issued under this program.

Total Committed Capacity Available
At September 30, 2026, and December 31, 2025, we had approximately $6.4 billion and $5.7 billion, respectively, of total committed capacity available under the credit facilities described above.

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

Off-Balance Sheet Arrangements

Lease Residual Value Guarantees
Under the operating lease agreement for our headquarters facility in Houston, Texas, we have the option, at the end of the lease term in September 2030, to request to renew the lease, purchase the facility or assist the lessor in marketing it for resale. This agreement includes a residual value guarantee with a maximum potential future exposure of $404 million at September 30, 2026. In addition, we have residual value guarantees associated with railcar, airplane and truck leases with maximum potential future exposures totaling $174 million at September 30, 2026. These leases have remaining terms of one to nine years.

Dakota Access, LLC (Dakota Access) and Energy Transfer Crude Oil Company, LLC (ETCO)
In 2020, the trial court presiding over litigation brought by the Standing Rock Sioux Tribe (the Tribe) ordered the U.S. Army Corps of Engineers (USACE) to prepare an Environmental Impact Statement (EIS) addressing environmental impacts from the Dakota Access Pipeline (DAPL) easement under Lake Oahe; although the easement was later vacated, operations have continued while USACE completed the EIS process, and the Tribe’s shutdown requests were denied. The final EIS, published in December 2025, laid out multiple alternatives, including denial, abandonment, continued operation under the 2017 conditions, continued operation with additional conditions and a reroute. In May 2026, the USACE issued the signed Record of Decision (ROD), which authorizes continued operation under a new easement with authorization to operate at an expanded capacity of 1.1 million barrels per day, along with enhanced safety and environmental conditions. More specifically, the ROD requires mitigation measures beyond the 2017 easement, including alternative water supply planning, groundwater monitoring, biannual Lake Oahe surveillance, fish tissue sampling after a release, eagle-protection measures, periodic independent expert review of leak detection technologies, emergency food distribution planning for affected Tribal communities and continued Tribal engagement on subsistence-use studies. The costs to comply with these additional mitigation measures are minimal and are not expected to have a material impact on our financial statements.

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

On October 9, 2026, the Tribe filed suit in the U.S. District Court for the District of Columbia against the USACE, the Pipeline and Hazardous Materials Safety Administration (PHMSA), and federal officials, challenging the pipeline’s expanded operating capacity of 1.1 million barrels per day. Similar to the last lawsuit from the Tribe, they seek to vacate the easement. Additionally, they seek vacatur of the ROD and PHMSA’s response plan approvals, as well as injunctive relief restricting operations through the Lake Oahe segment at the expanded capacity.

Dakota Access and ETCO have guaranteed repayment of senior unsecured notes issued by a wholly owned subsidiary of Dakota Access. At September 30, 2026, the aggregate principal amount outstanding of Dakota Access’ senior unsecured notes was $850 million.

In addition, Phillips 66 Partners LP (Phillips 66 Partners), a wholly owned subsidiary of Phillips 66, and its co-venturers in Dakota Access also provided a Contingent Equity Contribution Undertaking (CECU) in conjunction with the notes offering. At September 30, 2026, our 25% share of the maximum potential equity contributions under the CECU was approximately $215 million. If the pipeline is required to cease operations, it may have a material adverse effect on our results of operations and cash flows. Should operations cease and Dakota Access and ETCO not have sufficient funds to pay their expenses, we also could be required to support our 25% share of the ongoing expenses, including scheduled interest payments on the notes of approximately $10 million annually, in addition to the potential obligations under the CECU at September 30, 2026.

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

Debt Financing
Our debt balance at September 30, 2026, and December 31, 2025, was $18.5 billion and $19.7 billion, respectively. Our total debt-to-capital ratio was 34% and 39% at September 30, 2026, and December 31, 2025, respectively. Subsequently, on October 1, 2026, upon maturity, Phillips 66 Company and Phillips 66 Partners each repaid their respective 3.550% Senior Notes due October 2026, with aggregate principal amounts of $458 million and $34 million, respectively.

On July 31, 2026, Phillips 66 Company repaid the remaining $1.25 billion outstanding under the Term Loan Agreement, which had a maturity date of March 2027.

On June 30, 2026, Phillips 66 Company repaid $1 billion of the outstanding $2.25 billion borrowed under the Term Loan Agreement, which had a maturity date of March 2027.

On February 17, 2026, upon maturity, Phillips 66 repaid the remaining $100 million outstanding on its 1.300% Senior Notes due February 2026, with an aggregate principal amount of $500 million.

During the third quarter of 2026, we repurchased $796 million aggregate principal amount of outstanding debt securities issued by Phillips 66, Phillips 66 Company and subsidiaries of DCP LP in open market transactions. We accounted for these repurchases as debt extinguishments and recognized immaterial net losses included within the line item “Other income” on our consolidated statement of income for the three and nine months ended September 30, 2026. We may from time to time reduce our outstanding debt and level of interest expense through redemption of debt securities prior to maturity or repurchases of debt securities in the open market, in privately negotiated transactions, through tender offers or otherwise.

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

Dividends
On April 17, 2026, our Board of Directors declared a quarterly cash dividend of $1.27 per common share. This dividend was paid on June 1, 2026, to shareholders of record as of the close of business on May 18, 2026. On July 9, 2026, our Board of Directors declared a quarterly cash dividend of $1.27 per common share. This dividend was paid on September 1, 2026, to shareholders of record as of the close of business on August 18, 2026. On October 16, 2026, our Board of Directors declared a quarterly cash dividend of $1.33 per common share. This dividend is payable on December 1, 2026, to shareholders of record as of the close of business on November 17, 2026.

Share Repurchases
On July 29, 2026, our Board of Directors approved a $10 billion increase to our share repurchase authorization. Since July 2012, our Board of Directors has authorized an aggregate of $35 billion of repurchases of our outstanding common stock under our share repurchase program. Our share repurchase authorizations do not expire. Any future share repurchases will be made at the company’s discretion, subject to market conditions and other factors, and in accordance with applicable regulatory requirements. For the nine months ended September 30, 2026, we repurchased 14 million shares at an aggregate cost of approximately $3.0 billion. Since July 2012, we have repurchased 261 million shares under our share repurchase program at an aggregate cost of $25.7 billion. Shares of stock repurchased are held as treasury shares.

Employee Benefit Plan Contributions
During the nine months ended September 30, 2026, we contributed $193 million to our U.S. pension and other postretirement benefit plans and $3 million to our international pension plans. We currently expect to make additional contributions of approximately $3 million to our U.S. pension and other postretirement benefit plans and approximately $1 million to our international pension plans during the remainder of 2026.

Capital Spending

	Millions of Dollars
	Nine Months Ended September 30
	2026	2025
Capital Expenditures and Investments
Midstream	$1,086	947
Chemicals	—	—
Refining*	761	469
Marketing and Specialties	49	75
Renewable Fuels	24	33
Corporate and Other**	68	27
Total Capital Expenditures and Investments	$1,988	1,551

Selected Equity Affiliates***
CPChem	394	609
WRB*	—	99
	$394	708
    * On October 1, 2025, we acquired the remaining 50% equity interest in WRB from Cenovus. As such, 100% of WRB’s capital expenditures and investments for the first nine months of 2026 are included in Refining capital expenditures and investments. See Note 2—Business Combinations in the Notes to the Consolidated Financial Statements for additional information.

** Includes costs associated with the redevelopment of our idled Los Angeles Refinery site.
*** Our share of joint ventures’ capital spending.

Midstream
During the first nine months of 2026, capital spending in our Midstream segment was $1,086 million. Capital spending was primarily related to sanctioned construction of new gas processing plants in the Permian Basin and associated supporting infrastructure, gathering and processing projects to further align our wellhead-to-market strategy and spending associated with other reliability and maintenance projects in our Transportation and NGL businesses.

Chemicals
During the first nine months of 2026, on a 100% basis, CPChem’s capital expenditures and investments were $787 million. Capital spending was primarily for the development of petrochemical projects on the U.S. Gulf Coast and in the Middle East, as well as sustaining and optimization projects on existing assets. CPChem’s capital program was self-funded, and we expect CPChem to continue self-funding its capital program for the remainder of 2026.

Refining
Capital spending for the Refining segment during the first nine months of 2026 was $761 million. Major capital activities included spend to improve reliability at our refineries and installation of facilities to improve market capture and utilization.

Marketing and Specialties
Capital spending for the M&S segment during the first nine months of 2026 was $49 million, primarily for marketing-related information technology enhancements, spend associated with marketing and commercial fleet fueling businesses on the U.S. West Coast, reliability and maintenance projects for our Specialties business, and the continued development and enhancement of retail sites in the United Kingdom.

Renewable Fuels
Capital spending for the Renewable Fuels segment during the first nine months of 2026 was $24 million. Capital spending focused on improving feedstock sourcing capability, product mix flexibility, and other reliability projects on existing assets.

Corporate and Other
Capital spending for Corporate and Other during the first nine months of 2026 was $68 million, primarily related to information technology as well as redevelopment costs related to the idled Los Angeles Refinery site.

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

Propel Fuels Litigation
In late 2017, as part of Phillips 66 Company’s evaluation of various opportunities in the renewable fuels business, Phillips 66 Company engaged with Propel Fuels, Inc. (Propel Fuels), a California company that distributes E85 and other alternative fuels through fueling kiosks. Ultimately, the parties were not able to reach an agreement, and negotiations were terminated in August 2018. On February 17, 2022, Propel Fuels filed a lawsuit in the Superior Court of California, County of Alameda (the Propel Court), alleging that Phillips 66 Company misappropriated trade secrets related to Propel Fuels’ renewable fuels business. On October 16, 2024, a jury returned a verdict against Phillips 66 Company for $604.9 million in compensatory damages. The Propel Court entered final judgment of $833 million against Phillips 66 Company on August 5, 2025, consisting of the jury verdict, exemplary damages, and accrued pre-judgment interest. From the date of final judgment, post-judgment interest of 10% is accruing, which is included within the “Selling, general and administrative expenses” line on our consolidated statement of income and reported in the M&S segment. Phillips 66 Company filed its Notice of Appeal on November 14, 2025, and its opening brief with the California First District Court of Appeal on July 10, 2026. Phillips 66 Company denies any wrongdoing and intends to vigorously defend its position.

The accrued amounts totaling $947 million and $867 million as of September 30, 2026, and December 31, 2025, respectively, are reflected as “Other liabilities and deferred credits” on our consolidated balance sheet. However, it is reasonably possible that the estimate of the loss could change based on the progression of the case, including the appeals process. If information were to become available that would allow us to reasonably estimate a range of potential exposure in an amount higher or lower than the amount already accrued, we would adjust our accrued liabilities accordingly. While Phillips 66 Company believes the jury verdict is not legally or factually supported, there can be no assurances that such defense efforts will be successful. Until the final resolution of this matter, we may be exposed to losses in excess of the amount recorded, and such amounts may have a material adverse effect on our financial position.

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

We can fulfill our obligation under the Renewable Fuel Standard (RFS) through blending renewable fuels into the motor fuels we produce, producing renewable fuels at the Rodeo Complex, or through purchasing RINs on the open market. For the nine months ended September 30, 2026, we incurred expenses of $557 million associated with our obligation to purchase RINs in the open market to comply with the RFS for our wholly owned refineries. These expenses are included within the “Purchased crude oil and products” line item on our consolidated statement of income. For the nine months ended September 30, 2025, we primarily fulfilled our obligation under RFS through blending renewable fuels into the motor fuels we produced or by renewable fuels produced at the Rodeo Complex and incurred no expenses to purchase RINs in the open market to comply with RFS for our wholly owned refineries. Prior to the acquisition of WRB in October 2025, our jointly owned refineries also incurred expenses associated with the purchase of RINs in the open market, of which our share was $280 million for the nine months ended September 30, 2025, and were included within the “Equity in earnings of affiliates” line item on our consolidated statement of income. The amount of these expenses and fluctuations between periods is primarily driven by the market price of RINs, refinery and renewable fuels production, blending activities and renewable volume obligation requirements.

We occasionally receive requests for information or notices of potential liability from the Environmental Protection Agency (EPA) and state environmental agencies alleging that we are a potentially responsible party under the Federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or an equivalent state statute. On occasion, we also have been made a party to cost recovery litigation by those agencies or by private parties. These requests, notices and lawsuits assert potential liability for remediation costs at various sites that typically are not owned by us, but allegedly contain wastes attributable to our past operations. At June 30, 2026, we reported that we had been notified of potential liability under CERCLA and comparable state laws at 17 sites within the United States and Puerto Rico. There were no changes reported during the third quarter of 2026, thus, leaving 17 unresolved sites with potential liability at September 30, 2026.

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

GUARANTOR FINANCIAL INFORMATION

We have various cross guarantees between Phillips 66 and its wholly owned subsidiary Phillips 66 Company (together, the Obligor Group) with respect to publicly held debt securities. Phillips 66 conducts substantially all of its operations through subsidiaries, including Phillips 66 Company, and those subsidiaries generate substantially all of its operating income and cash flows. Phillips 66 has fully and unconditionally guaranteed the payment obligations of Phillips 66 Company with respect to its publicly held debt securities. In addition, Phillips 66 Company has fully and unconditionally guaranteed the payment obligations of Phillips 66 with respect to its publicly held debt securities. All guarantees are full and unconditional. At September 30, 2026, $15.5 billion of publicly held debt securities has been guaranteed by the Obligor Group.

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

The summarized results of operations for the nine months ended September 30, 2026, and the summarized financial position at September 30, 2026, and December 31, 2025, for the Obligor Group on a combined basis were:

Summarized Combined Statement of Income	Millions of Dollars
Nine Months Ended September 30, 2026

Sales and other operating revenues	$102,470
Revenues and other income—non-guarantor subsidiaries	28,386
Purchased crude oil and products—third parties	73,217
Purchased crude oil and products—related parties	2,009
Purchased crude oil and products—non-guarantor subsidiaries	43,999
Income before income taxes	6,650
Net income	5,260

Summarized Combined Balance Sheet	Millions of Dollars
	September 30 2026	December 31 2025

Accounts and notes receivable—third parties	$4,289	1,348
Accounts and notes receivable—related parties	470	254
Due from non-guarantor subsidiaries, current	5,050	3,825
Total current assets	19,175	9,676
Investments and long-term receivables	9,322	8,502
Net properties, plants and equipment	10,848	10,964
Goodwill	906	906
Due from non-guarantor subsidiaries, noncurrent	1,369	548
Other assets associated with non-guarantor subsidiaries	799	1,015
Total noncurrent assets	26,126	24,575
Total assets	45,301	34,251

Due to non-guarantor subsidiaries, current	$7,622	5,892
Total current liabilities	19,279	13,788
Long-term debt	15,017	15,465
Due to non-guarantor subsidiaries, noncurrent	14,111	10,859
Total noncurrent liabilities	36,738	33,243
Total liabilities	56,017	47,031
Total equity	(10,716)	(12,780)
Total liabilities and equity	45,301	34,251

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

	Millions of Dollars, Except as Indicated
Realized Refining Margins	Atlantic Basin/ Europe	Gulf Coast	Central Corridor	†	West Coast	Worldwide

Three Months Ended September 30, 2026
Income before income taxes	$1,474	1,702	2,568		287	6,031
Plus:
Taxes other than income taxes	28	26	27		15	96
Depreciation, amortization and impairments	57	98	78		16	249
Selling, general and administrative expenses	18	5	24		8	55
Operating expenses	301	292	515		58	1,166
Equity in losses of affiliates	1	—	—		—	1
Other segment (income) expense, net	(113)	1	(35)		(14)	(161)
Proportional share of refining gross margins contributed by equity affiliates	15	—	—		—	15
Realized refining margins	$1,781	2,124	3,177		370	7,452

Total processed inputs (thousands of barrels)	53,422	54,708	78,044		9,914	196,088

Income before income taxes per barrel (dollars per barrel)**	$27.59	31.11	32.90		28.91	30.76
Realized refining margins (dollars per barrel)***	33.34	38.83	40.70		37.30	38.00

Three Months Ended September 30, 2025
Income (loss) before income taxes	$250	119	(580)		(307)	(518)
Plus:
Taxes other than income taxes	17	26	26		21	90
Depreciation, amortization and impairments	56	66	992		281	1,395
Selling, general and administrative expenses	7	7	18		8	40
Operating expenses	249	256	162		242	909
Equity in (earnings) losses of affiliates	2	—	(33)		—	(31)
Other segment (income) expense, net	(1)	—	1		7	7
Proportional share of refining gross margins contributed by equity affiliates	24	—	238		—	262
Realized refining margins	$604	474	824		252	2,154

Total processed inputs (thousands of barrels)	50,624	54,239	28,113		20,403	153,379
Adjusted total processed inputs (thousands of barrels)*	50,624	54,239	52,127		20,403	177,393

Income (loss) before income taxes per barrel (dollars per barrel)**	$4.94	2.19	(20.61)		(15.06)	(3.38)
Realized refining margins (dollars per barrel)***	11.94	8.74	15.82		12.31	12.15
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

	Millions of Dollars, Except as Indicated
Realized Refining Margins	Atlantic Basin/ Europe	Gulf Coast	Central Corridor	†	West Coast	Worldwide

Nine Months Ended September 30, 2026
Income before income taxes	$2,193	2,859	3,749		500	9,301
Plus:
Taxes other than income taxes	64	80	110		36	290
Depreciation, amortization and impairments	174	231	235		48	688
Selling, general and administrative expenses	39	14	58		21	132
Operating expenses	923	837	1,619		160	3,539
Equity in losses of affiliates	2	—	—		—	2
Other segment income, net	(170)	(1)	(35)		(29)	(235)
Proportional share of refining gross margins contributed by equity affiliates	61	—	—		—	61
Realized refining margins	$3,286	4,020	5,736		736	13,778

Total processed inputs (thousands of barrels)	153,298	161,094	222,346		27,011	563,749

Income before income taxes per barrel (dollars per barrel)**	$14.31	17.75	16.86		18.52	16.50
Realized refining margins (dollars per barrel)***	21.42	24.96	25.79		27.18	24.44

Nine Months Ended September 30, 2025
Income (loss) before income taxes	$100	(113)	(238)		(845)	(1,096)
Plus:
Taxes other than income taxes	59	85	77		73	294
Depreciation, amortization and impairments	165	205	1,077		851	2,298
Selling, general and administrative expenses	21	21	54		22	118
Operating expenses	903	894	456		578	2,831
Equity in losses of affiliates	6	—	70		—	76
Other segment (income) expense, net	(40)	1	(39)		33	(45)
Proportional share of refining gross margins contributed by equity affiliates	67	—	570		—	637
Realized refining margins	$1,281	1,093	2,027		712	5,113

Total processed inputs (thousands of barrels)	138,610	143,556	83,992		63,679	429,837
Adjusted total processed inputs (thousands of barrels)*	138,610	143,556	151,879		63,679	497,724

Income (loss) before income taxes per barrel (dollars per barrel)**	$0.72	(0.79)	(2.82)		(13.28)	(2.55)
Realized refining margins (dollars per barrel)***	9.24	7.61	13.35		11.17	10.27
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

	Millions of Dollars, Except as Indicated
	Three Months Ended September 30, 2026		Three Months Ended September 30, 2025
	U.S.	International	U.S.	International
Realized Marketing Fuel Margins
Income (loss) before income taxes	$117	(67)	34	155
Plus:
Depreciation and amortization	13	1	11	5
Selling, general and administrative expenses	278	7	460	63
Equity in earnings of affiliates	(16)	(15)	(13)	(1)
Other operating revenues*	(157)	(3)	(129)	(9)
Other expense, net	11	3	13	—
Special items:
Net gain on asset dispositions	—	—	—	(15)
Marketing margins	246	(74)	376	198
Less: margin for nonfuel related sales	—	—	—	15
Realized marketing fuel margins	$246	(74)	376	183

Total fuel sales volumes (thousands of barrels)	191,554	16,861	184,435	34,035

Income (loss) before income taxes per barrel (dollars per barrel)	$0.61	(3.97)	0.18	4.55
Realized marketing fuel margins (dollars per barrel)**	1.29	(4.41)	2.04	5.37
* Includes other nonfuel revenues.
** Realized marketing fuel margins per barrel, as presented, are calculated using the underlying realized marketing fuel margin amounts, in dollars, divided by sales volumes, in barrels. As such, recalculated per barrel amounts using the rounded margins and barrels presented may differ from the presented per barrel amounts.

	Millions of Dollars, Except as Indicated
	Nine Months Ended September 30, 2026		Nine Months Ended September 30, 2025
	U.S.	International	U.S.	International
Realized Marketing Fuel Margins
Income before income taxes	$134	96	574	1,328
Plus:
Depreciation and amortization	39	4	36	20
Selling, general and administrative expenses	778	24	865	200
Equity in earnings of affiliates	(42)	(72)	(31)	(10)
Other operating revenues*	(424)	(5)	(355)	(29)
Other expense, net	28	4	34	3
Special items:
Net gain on asset dispositions	—	(110)	—	(943)
Marketing margins	513	(59)	1,123	569
Less: margin for nonfuel related sales	—	—	—	47
Realized marketing fuel margins	$513	(59)	1,123	522

Total fuel sales volumes (thousands of barrels)	559,295	57,417	533,525	90,606

Income before income taxes per barrel (dollars per barrel)	$0.24	1.67	1.08	14.66
Realized marketing fuel margins (dollars per barrel)**	0.92	(1.02)	2.10	5.76
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
•The factors generally described in Item 1A.—Risk Factors in our 2025 Annual Report on Form 10-K.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our interest rate risk at September 30, 2026, did not differ materially from the risks disclosed under Item 7A of our 2025 Annual Report on Form 10-K. See Note 9—Debt for information related to debt.

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

As a result of the elevated commodity price volatility driven by ongoing conflict in the Middle East, the VaR using Monte Carlo simulation with a 95% confidence level and a one-day holding period for derivative commodity instruments issued or held at September 30, 2026, increased compared with those instruments held at December 31, 2025. A hypothetical 10% increase in the market prices of commodities for our outstanding financial commodity derivative instruments as of September 30, 2026, would reduce the income before income taxes by approximately $480 million, and a hypothetical 10% decrease in the market prices of commodities would increase the income before income taxes by approximately $480 million. We remain at risk for possible changes in the market value of commodity derivative instruments; however, such risk could be mitigated by price changes in the underlying physical commodity. Effects of these offsets are not reflected in the above sensitivity analysis. We evaluate our portfolio of commodity derivative instruments on an ongoing basis and add or revise strategies in anticipation of and reaction to changes in market conditions and in risk profiles. Changes to our portfolio after September 30, 2026, would cause future income before income tax impacts to differ from those presented above.

For additional information about our use of derivative instruments, see Note 13—Derivatives and Financial Instruments, in the Notes to Consolidated Financial Statements.

Item 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in U.S. Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. As of September 30, 2026, with the participation of management, our Chairman and Chief Executive Officer and our Executive Vice President and Chief Financial Officer carried out an evaluation, pursuant to Rule 13a-15(b) of the Act, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our Chairman and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of September 30, 2026.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, in the quarterly period ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

From time to time, we may be involved in litigation and claims arising out of our operations in the normal course of business. Additionally, we have elected a $1 million threshold to disclose certain proceedings arising under federal, state or local environmental laws when a governmental authority is a party to the proceedings. Except as previously reported, we do not believe we are subject to any matters, individually or in the aggregate, that would have a material adverse effect on our business, financial condition, results of operations or cash flows. During the third quarter of 2026, there was one new matter and two material developments with respect to matters previously reported.

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

New Matter
In 2024, the New Mexico Environment Department (NMED) issued two related Administrative Consent Orders to DCP concerning alleged violations occurring during 2019–2021. DCP has asserted that NMED did not follow its penalty policy in many instances. On September 17, 2026, NMED acknowledged certain of DCP’s assertions regarding the appropriate penalties, disputed others, and proposed to resolve the matter for a combined civil penalty above the Company’s elected environmental-proceeding disclosure threshold, together with certain injunctive terms. DCP is evaluating NMED’s counterproposal and expects negotiations to continue.

Matters Previously Reported (unresolved or resolved since the Quarterly Report on Form 10-Q for the quarter ended June 30, 2026)
As described further in the “Legal Proceedings” section of Note 12—Contingencies and Commitments, in the Notes to Consolidated Financial Statements, on February 17, 2022, Propel Fuels, Inc. (Propel Fuels) filed a lawsuit in the Superior Court of California, County of Alameda (the Propel Court), alleging that Phillips 66 Company misappropriated trade secrets related to Propel Fuels’ renewable fuels business during and after due diligence. On October 16, 2024, a jury returned a verdict against Phillips 66 Company for $604.9 million in compensatory damages. The Propel Court entered final judgment of $833 million against Phillips 66 Company on August 5, 2025, consisting of the jury verdict, exemplary damages, and accrued pre-judgment interest. From the date of final judgment, post-judgment interest of 10% is accruing. Phillips 66 Company filed its Notice of Appeal on November 14, 2025, and its opening brief with the California First District Court of Appeal on July 10, 2026. Phillips 66 Company denies any wrongdoing and intends to vigorously defend its position. While Phillips 66 Company believes the jury verdict is not legally or factually supported, there can be no assurances that such defense efforts will be successful. Until the final resolution of this matter, we may be exposed to losses in excess of the amount recorded, and such amounts may have a material adverse effect on our financial position.

Phillips 66 is engaged in discussions with the U.S. Department of Justice and EPA regarding a potential resolution of alleged violations of the Clean Air Act’s chemical accident prevention requirements, including Section 112(r) and the Risk Management Program regulations, at the Wood River, Borger, Ferndale, and Carson refineries. Phillips 66 expects that resolution of this matter will include a civil penalty above the Company’s elected environmental-proceeding disclosure threshold and requirements for certain injunctive relief. The parties have not finalized or lodged a consent decree.

Dakota Access, LLC (Dakota Access) and Energy Transfer Crude Oil Company, LLC (ETCO)
See the “Dakota Access, LLC (Dakota Access) and Energy Transfer Crude Oil Company, LLC (ETCO)” section of Note 6—Investments, Loans and Long-Term Receivables and Note 11—Guarantees, in the Notes to Consolidated Financial Statements for additional information regarding Legal Proceedings and other regulatory actions.

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

				Millions of Dollars
Period	Total Number of Shares Purchased*	Average Price Paid per Share**	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs***	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2026	1,564,999	$199.33	1,564,999	$11,347
August 1-31, 2026	2,637,410	233.75	2,637,410	10,730
September 1-30, 2026	5,471,833	262.23	5,471,833	9,296
Total	9,674,242	$244.29	9,674,242
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

Item 5. OTHER INFORMATION

Insider Trading Arrangements

During the quarter ended September 30, 2026, no director or Section 16 officer adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.

3.1	Amended and Restated Certificate of Incorporation of Phillips 66.	8-K	3.1	05/01/2012	001-35349

3.2	Amended and Restated By-Laws of Phillips 66.	8-K	3.1	12/09/2022	001-35349

10.1	Fifth Amendment to Receivables Purchase and Financing Agreement dated as of August 20, 2026, among Phillips 66 Receivables LLC, the persons from time to time party thereto as purchaser/lenders, PNC Bank, National Association, as administrative agent, Phillips 66 Company, as servicer, and PNC Capital Markets LLC, as structuring agent.	8-K	10.1	08/21/2026	001-35349

22*	List of Guarantor Subsidiaries.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32**	Certifications pursuant to 18 U.S.C. Section 1350.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Schema Document.

101.CAL*	Inline XBRL Calculation Linkbase Document.

101.LAB*	Inline XBRL Labels Linkbase Document.

101.PRE*	Inline XBRL Presentation Linkbase Document.

101.DEF*	Inline XBRL Definition Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHILLIPS 66

/s/ Ann M. Kluppel
Ann M. Kluppel Senior Vice President and Controller (Chief Accounting and Duly Authorized Officer)

Date: October 28, 2026